Form 10-Q
period 2000-09-30
COMMUNITY HEALTH SYSTEMS INC/
filed 2000-11-13
CIK 1108109

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                ----------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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



                           Yes    X          No
                               ---------        --------


         As of November 13, 2000, there were outstanding 86,137,585 shares of the Registrant's Common Stock, $.01 par value.

                         COMMUNITY HEALTH SYSTEMS, INC.

                                    Form 10-Q

            For the Quarter and Nine Months Ended September 30, 2000


   PART I.   Financial Information                                                                                        Page

             ITEM 1.  Financial Statements:

                      Consolidated Balance Sheets - September 30, 2000 and December 31, 1999                                2

                      Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2000
                       and September 30, 1999                                                                               3

                      Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2000
                       and September 30, 1999                                                                               4

                      Notes to Condensed Consolidated Financial Statements                                                  5

             ITEM 2.  Management's Discussion and Analysis of Financial Condition And Results of
                      Operations                                                                                            8

             ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                                           16

   PART II.  Other Information

             ITEM 1.  Legal Proceedings                                                                                    17

             ITEM 2.  Changes in Securities and Use of Proceeds                                                            17

             ITEM 3.  Defaults Upon Senior Securities                                                                      17

             ITEM 4.  Submission of Matters to a Vote of Security Holders                                                  17

             ITEM 5.  Other information                                                                                    17

             ITEM 6.  Exhibits and Reports on Form 8-K                                                                     17


   SIGNATURES                                                                                                              18

   INDEX TO EXHIBITS                                                                                                       19

PART I FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                   September 30,     December 31,
                                                                                       2000             1999
                                                                                   -------------    -------------
                                                                                   (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                     $     7,942      $     4,282
     Patients accounts receivable, net                                                 296,265          226,350
     Supplies                                                                           36,677           32,134
     Prepaid expenses                                                                   16,275            9,846
     Prepaid and current deferred income taxes                                           5,779            5,862
     Other current assets                                                               30,486           22,022
                                                                                   -----------      -----------
         Total current assets                                                          393,424          300,496
                                                                                   -----------      -----------
PROPERTY AND EQUIPMENT                                                                 805,722          731,842
     Less accumulated depreciation and amortization                                   (128,245)        (108,499)
                                                                                   -----------      -----------
           Property and equipment, net                                                 677,477          623,343
                                                                                   -----------      -----------
GOODWILL, NET                                                                          910,944          877,890
                                                                                   -----------      -----------
OTHER ASSETS, NET                                                                      117,941           93,355
                                                                                   -----------      -----------
TOTAL ASSETS                                                                       $ 2,099,786      $ 1,895,084
                                                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Current maturities of long-term debt                                          $    32,820      $    27,029
     Accounts payable                                                                   75,571           57,392
     Current income taxes payable                                                        9,859               --
     Compliance settlement payable                                                          --           30,900
     Accrued interest                                                                   12,362           19,451
     Accrued liabilities                                                               103,826          100,505
                                                                                   -----------      -----------
         Total current liabilities                                                     234,438          235,277
                                                                                   -----------      -----------
LONG-TERM DEBT                                                                       1,368,777        1,407,604
                                                                                   -----------      -----------
OTHER LONG-TERM LIABILITIES                                                             18,615           22,495
                                                                                   -----------      -----------
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value per share, 100,000,000 shares authorized,
         none issued                                                                        --               --
     Common stock, $.01 par value per share, 300,000,000 shares authorized;
         77,014,504 and 56,588,787 shares issued; 76,046,524 and 55,620,807 shares outstanding at September 30, 2000 and December 31, 1999,
         respectively                                                                      770              566
     Additional paid-in capital                                                        728,733          483,237
     Accumulated deficit                                                              (242,996)        (245,352)
     Treasury stock, at cost, 967,980 shares                                            (6,587)          (6,587)
     Notes receivable for common stock                                                  (1,848)          (1,997)
     Unearned stock compensation                                                          (116)            (159)
                                                                                   -----------      -----------
         Total stockholders' equity                                                    477,956          229,708
                                                                                   -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 2,099,786      $ 1,895,084
                                                                                   ===========      ===========

See accompanying notes.

                 COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)


                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30,                     SEPTEMBER 30,
                                                   -----------------------------      ------------------------------
                                                         2000            1999             2000              1999
                                                   ------------     ------------      ------------     -------------

NET OPERATING REVENUES                             $    342,447     $    266,896      $    968,234     $    791,721
                                                   ------------     ------------      ------------     ------------

OPERATING COSTS AND EXPENSES:
  Salaries and benefits                                 132,431          104,974           376,653          309,209
  Provision for bad debts                                31,192           24,569            87,786           69,256
  Supplies                                               40,006           30,853           112,416           92,743
  Other operating expenses                               67,917           53,049           186,085          152,267
  Rent                                                    8,132            6,243            22,669           18,789
  Depreciation and amortization                          18,655           14,369            52,565           41,331
  Amortization of goodwill                                6,542            6,327            18,920           18,281
  Year 2000 remediation costs                                --              800                --            1,700
                                                   ------------     ------------      ------------     ------------

    Total operating costs and expenses                  304,875          241,184           857,094          703,576
                                                   ------------     ------------      ------------     ------------

INCOME FROM OPERATIONS                                   37,572           25,712           111,140           88,145
INTEREST EXPENSE, NET                                    32,409           29,748            97,714           85,429
                                                   ------------     ------------      ------------     ------------
INCOME BEFORE INCOME TAXES                                5,163           (4,036)           13,426            2,716
PROVISION FOR INCOME TAXES                                3,905              391            11,069            7,068
                                                   ------------     ------------      ------------     ------------
NET INCOME (LOSS)                                  $      1,258     $     (4,427)     $      2,357     $     (4,352)
                                                   ============     ============      ============     ============


NET INCOME (LOSS) PER COMMON SHARE:
  Basic                                            $       0.02     $      (0.08)     $       0.04     $      (0.08)
                                                   ============     ============      ============     ============
  Diluted                                          $       0.02     $      (0.08)     $       0.04     $      (0.08)
                                                   ============     ============      ============     ============

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                              75,120,860       54,495,334        62,740,932       54,484,336
                                                   ============     ============      ============     ============
  Diluted                                            77,193,350       54,495,334        64,146,143       54,484,336
                                                   ============     ============      ============     ============

See accompanying notes.

                 COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                                  NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,
                                                                             --------------------------
                                                                                 2000           1999
                                                                             ---------      -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income (loss)                                                        $   2,357      $  (4,352)
    Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Depreciation and amortization                                            71,485         59,612
       Stock compensation expense                                                   43             --
       Other non-cash (income) expenses, net                                      (447)            --
       Changes in operating assets and liabilities, net of effects of acquistions and divestitures:
             Patient accounts receivable                                       (42,324)       (39,894)
             Supplies, prepaid expenses and other current assets                (6,064)        (9,497)
             Accounts payable, accrued liabilities and income taxes            (10,406)       (11,460)
             Compliance settlement payable                                     (30,900)            --
             Other                                                             (15,733)       (12,253)
                                                                             ---------      ---------

       Net cash used in operating activities                                   (31,989)       (17,844)
                                                                             ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquistions of facilities, pursuant to purchase agreements                 (75,654)       (50,142)
    Purchases of property and equipment                                        (36,748)       (57,368)
    Proceeds from sale of equipment                                                 85            113
    Increase in other assets                                                   (16,761)        (9,930)
                                                                             ---------      ---------

       Net cash used in investing activities                                  (129,078)      (117,327)
                                                                             ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance (repurchase) of common stock, net of expenses       245,699           (518)
    Borrowings under credit agreement                                          196,731        408,400
    Repayments of long-term indebtedness                                      (277,703)      (269,696)
                                                                             ---------      ---------

       Net cash provided by financing activities                               164,727        138,186
                                                                             ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          3,660          3,015

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 4,282          6,719
                                                                             ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                   $   7,942      $   9,734
                                                                             =========      =========

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the "Company") as of and for the three and nine month periods ended September 30, 2000 and September 30, 1999, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2000.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 1999 contained in the Company's Form S-1 dated October 30, 2000.

2. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from the estimates.

3. ACQUISITIONS

Effective July 1, 2000, the Company acquired, through a purchase transaction, the assets and working capital of a 90 bed hospital for total consideration of $81.1 million, including liabilities assumed by borrowing $35 million against its acquisition loan revolving facility and signing of a promissory note to the seller for $42.6 million.

Effective June 1, 2000, the Company acquired, pursuant to a capital lease, most of the assets and working capital of an 82 licensed bed hospital for total consideration of $24.4 million, including liabilities assumed and prepayment of the entire lease, by borrowing $18.5 million against its acquisition loan revolving facility.

Effective April 1, 2000, the Company acquired, through separate purchase transactions, the assets and working capital of two hospitals for aggregate consideration of $23.8 million, including liabilities assumed. Licensed beds at these two facilities totaled 124. The Company borrowed $12.9 million against its acquisition loan revolving facility to fund these transactions.

4. INITIAL PUBLIC OFFERING

On June 14, 2000 the Company closed its initial public offering of 18,750,000 shares of Common Stock at a public offering price of $13.00 per share. The net proceeds to the Company from the offering, including the over-allotment option of 1,675,717 shares exercised by the underwriters on July 3, 2000, were $245.7 million. Prior to the closing the following recapitalization took place:

o each outstanding share of Class B common stock was exchanged for .390 of a share of Class A common stock;

o each outstanding option to purchase a share of Class C common stock was exchanged for an option to purchase .702 of a share of Class A common stock;
o the Class A common stock was redesignated as Common Stock and adjusted for a stock split on a 119.7588-for-1 basis;
o the certificate of incorporation was amended and restated to reflect a single class of common stock, par value $.01 per share, and increase the number of authorized shares of common stock to 300,000,000 and the number of authorized shares of preferred stock to 100,000,000; and
o vesting, repurchase and transfer provisions related to Class B and Class C common shares were not affected.

All share and per share amounts have been restated to give effect to these transactions.

Under the terms of the Credit Agreement, the Company was obligated in connection with the initial public offering to use the proceeds (net of expenses and underwriting commissions) to repay the revolving credit and acquisition loan revolving facilities. These proceeds were used to pay $165.5 million on the revolving credit facility and $80.2 million of the acquisition loan revolving facility. In connection with any subsequent registered public offering, the Company may, under the terms of the Credit Agreement, apply the proceeds to the repayment of subordinated debentures if certain financial covenants are met.

On June 8, 2000, the Company authorized grants of 3,778,000 stock options to various employees under the 2000 Stock Option and Award Plan at an exercise price of $13.00, the initial public offering price. One-third of such options are exercisable each year on a cumulative basis beginning on the first anniversary of the date of grant and expiring ten years from the date of grant.

5. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):


                                            THREE MONTHS ENDED                 NINE MONTHS ENDED
                                               SEPTEMBER 30,                      SEPTEMBER 30,
                                          2000             1999               2000           1999
                                      ------------     ------------      ------------     ------------
NUMERATOR:
Net income (loss)                     $      1,258     $     (4,427)     $      2,357     $     (4,352)
                                      ============     ============      ============     ============

DENOMINATOR:
Weighted-average number of shares
   outstanding--basic                   75,120,860       54,495,334        62,740,932       54,484,336
Effect of dilutive options               2,072,490                0         1,405,211                0
                                      ------------     ------------      ------------     ------------
Weighted-average number of shares
   outstanding--diluted                 77,193,350       54,495,334        64,146,143       54,484,336
                                      ============     ============      ============     ============
Basic earnings (loss) per share       $       0.02     $      (0.08)     $       0.04     $      (0.08)
                                      ============     ============      ============     ============
Diluted earnings (loss) per share     $       0.02     $      (0.08)     $       0.04     $      (0.08)
                                      ============     ============      ============     ============


 6. RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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

7. SUBSEQUENT EVENTS

On November 3, 2000, the Company completed a public offering of 10,000,000 shares of its common stock at an offering price of $28.1875 per share. In addition, 8,000,000 shares of common stock were sold by certain selling shareholders including affiliates of Forstmann Little & Co. at the offering price of $28.1875 per share. The Company used the net proceeds of $268.9 million to repay debt under its Credit Agreement.

On October 1, 2000, the Company completed the purchase of Tooele Valley Regional Medical Center, a 38 bed acute care hospital located in Tooele, Utah for $0.9 million. Prior to the acquisition, the Company operated this hospital under a management agreement.

On October 19, 2000, the Company signed a definitive agreement to acquire Northeast Regional Medical Center, a 164 bed acute care hospital located in Kirksville, Missouri for approximately $81 million, plus working capital. This facility is the sole provider of hospital services in Adair County. The Company expects to close this transaction within 90 days of the signing of this agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included herein.

OVERVIEW

On June 13, 2000, Community Health Systems, Inc. completed its initial public offering of common stock. On July 3, 2000, the underwriters exercised their initial public offering over-allotment option and purchased 1,675,717 shares from the Company at the $13 per share initial public offering price. On November 3, 2000, the Company completed a public offering of 18,000,000 shares of its common stock at an offering price of $28.1875 per share. A description of these offerings is included in Notes 4 and 7 of the Notes to the Condensed Consolidated Financial Statements included elsewhere in this report.

ACQUISITIONS

On March 1, 2000, we acquired Southampton Memorial Hospital, a 105 bed hospital located in Franklin, Virginia. On April 1, 2000, in separate transactions, we acquired Lakeview Community Hospital, a 74 bed hospital located in Eufaula, Alabama and Northeastern Regional Hospital, a 50 bed hospital located in Las Vegas, New Mexico. On June 8, 2000, we acquired South Baldwin Regional, an 82 bed hospital located in Foley, Alabama. On July 1, 2000, we acquired Western Arizona Regional Hospital, a 90 bed hospital located in Bullhead City, Arizona. As of October 1, 2000, we acquired Tooele Valley Regional Medical Center. Prior to this acquisition, we operated this hospital under a management agreement since November 1998. We acquired all six hospitals from tax-exempt entities for an aggregate consideration of approximately $143 million, including working capital.

Goodwill, net of accumulated amortization from the acquisition of our predecessor company in 1996, was $656.1 million and from subsequent hospital acquisitions was $254.8 million for an aggregate of $910.9 million as of September 30, 2000. Based on management's assessment of the goodwill's estimated useful life, we generally amortize our goodwill over 40 years. Goodwill represented 190.6% of our shareholders' equity as of September 30, 2000; the amount of goodwill amortized equaled 17.4% of our income from operations for the three-month period ended September 30, 2000, and 17.0% of our income from operations for the nine-month period ended September 30, 2000. Significant adverse changes in facts regarding our industry, markets and operations could cause our management to shorten the estimated useful life used to amortize our goodwill. This could result in material increases in amortization of goodwill, or cause impairments to the carrying amount of such goodwill, resulting in a non-cash charge which would reduce operating income.

In the future, we intend to acquire, on a selective basis, two to four hospitals in our target markets annually. Because of the financial impact of acquisitions, it is difficult to make meaningful comparisons between our financial statements for the periods presented. Because EBITDA margins at hospitals we acquire are, at the time of acquisition, lower than those of our existing hospitals, acquisitions can negatively affect our EBITDA margins on a consolidated basis. On May 1, 2000, we terminated the lease of a hospital previously held for disposition. At September 30, 2000, the carrying amounts of one of our hospitals were segregated from our remaining assets. These carrying amounts of long-term assets of the facility held for disposition were classified in other assets, net in our unaudited interim condensed consolidated balance sheet as of September 30, 2000. We do not expect the impact of any gain or loss on our financial results to be material.

SOURCES OF OPERATING REVENUE

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. Approximately 44% and 46% of net operating revenues for the three and nine-month periods ended September 30, 2000, respectively, and 48% and 49% for the three and nine-month periods ended September 30, 1999, respectively, are related to services rendered to patients covered by the Medicare and Medicaid programs. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We record adjustments to the estimated billings in the periods that such adjustments become known. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in future periods as final settlements are determined. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the three-month periods ended September 30, 2000 and 1999. Net amounts due to third-party payors as of September 30, 2000 were $3.3 million and as of December 31, 1999 were $9.1 million. We included these amounts in accrued liabilities in the accompanying balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 1996.

The inpatient payment rates under the Medicare program are determined under a prospective payment system, based upon the diagnosis of a patient. While these rates are indexed for inflation annually, the increases have historically been less than actual inflation. Reductions in the rate of increase in Medicare reimbursement may have an adverse impact on our net operating revenue growth.

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

In addition, Medicaid programs, insurance companies, and employers are actively negotiating the amounts paid to hospitals as opposed to their standard rates. The trend toward increased enrollment in managed care may adversely affect our net operating revenue growth.

RESULTS OF OPERATIONS

Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include orthopedics, cardiology, OB/GYN, occupational medicine, rehabilitation treatment, home health, and skilled nursing. The strongest demand for hospital services generally occurs during January through April and the weakest demand for these services occurs during the summer months. Accordingly, eliminating the effect of new acquisitions, our net operating revenues and earnings are generally highest during the first quarter and lowest during the third quarter.

The following tables summarize, for the periods indicated, selected operating data.


                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                           SEPTEMBER 30,              SEPTEMBER 30,
                                                         2000         1999         2000         1999
                                                     -----------  -----------   ----------   -----------
                                                     (EXPRESSED AS A PERCENTAGE OF NET OPERATING REVENUES)

Net operating revenues                                     100.0        100.0        100.0         100.0
Operating expenses (a)                                      81.7         82.3         81.1          81.1
                                                     -----------  -----------   ----------   -----------

Adjusted EBITDA (b)                                         18.3         17.7         18.9          18.9
Depreciation and amortization                                5.4          5.4          5.4           5.2
Amortization of goodwill                                     1.9          2.4          2.0           2.3
Year 2000 remediation costs                                  0.0          0.3          0.0           0.3
                                                     -----------  -----------   ----------   -----------
Income from operations                                      11.0          9.6         11.5          11.1
Interest, net                                                9.5         11.1         10.1          10.8
                                                     -----------  -----------   ----------   -----------
Income (loss) before income taxes                            1.5        (1.5)          1.4           0.3
Provision for income taxes                                   1.1          0.2          1.2           0.8
                                                     -----------  -----------   ----------   -----------
Net income (loss)                                            0.4        (1.7)          0.2         (0.5)
                                                     ===========  ===========   ==========   ===========


                                                                       THREE MONTHS        NINE MONTHS
                                                                          ENDED               ENDED
                                                                   SEPTEMBER 30, 2000   SEPTEMBER 30, 2000
                                                                   ------------------   ------------------
PERCENTAGE CHANGE FROM SAME PERIOD PRIOR YEAR:                            (EXPRESSED IN PERCENTAGES)
   Net operating revenues                                                     28.3             22.3
   Admissions                                                                 27.7             18.6
   Adjusted admissions (c)                                                    26.3             21.9
   Average length of stay                                                    (5.1)            (5.0)
   Adjusted EBITDA                                                            33.0             22.2

SAME HOSPITALS PERCENTAGE CHANGE FROM PRIOR PERIOD (D):
   Net operating revenues                                                     10.9              9.8
   Admissions                                                                 11.2              6.7
   Adjusted admissions                                                         9.3              8.8
   Adjusted EBITDA                                                            20.2             16.4

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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

Net operating revenues increased by 28.3% to $342.4 million for the three months ended September 30, 2000 from $266.9 million for the three months ended September 30, 1999. Of the $75.5 million increase in net operating revenues, the ten hospitals we acquired in 1999 and 2000 contributed approximately $49.1 million, and hospitals we owned throughout both periods contributed $28.3 million, an increase of 10.9% offset by a decrease in net operating revenues at hospitals divested or held for divestiture of $1.9 million. The increase from hospitals owned throughout both periods was attributable primarily to volume increases.

Inpatient admissions increased by 27.7%. Adjusted admissions increased by 26.3%. Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues. Average length of stay decreased by 5.1%. On a same-hospital basis, inpatient admissions increased by 11.2% and adjusted admissions increased by 9.3%. The increase in same hospital inpatient admissions and adjusted admissions was due primarily to an increase in services offered, physician relationship development efforts and the addition of physicians through our focused recruitment program. On a same-hospital basis, net outpatient revenues increased 12.4%.

Operating expenses, as a percentage of net operating revenues, decreased from 82.3% for the three months ended September 30, 1999 to 81.7% for the three months ended September 30, 2000, primarily due to efficiency and productivity gains in payroll and other operating expenses offset by lower initial adjusted EBITDA margins associated with acquired hospitals and one recently constructed hospital. Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses. Salaries and benefits, as a percentage of net operating revenues, decreased to 38.7% from 39.3% for the comparable periods, due to the realization of savings from improvements made at the hospitals acquired in 1999, offset by the acquisitions made in 2000 having higher salaries and benefits as a percentage of net operating revenues. Adjusted EBITDA margin increased from 17.7% for the three months ended September 30, 1999 to 18.3% for the three months ended September 30, 2000. Provision for bad debts, as a percentage of net operating revenues, remained substantially unchanged decreasing to 9.1% for the three months ended September 30, 2000 from 9.2% for the comparable period in 1999. Supplies as a percentage of net operating revenues increased from 11.6% to 11.7% for the comparable period in 2000. Rent and other operating expenses, as a percentage of net operating revenues, remained at 22.2% for the comparable periods.

On a same-hospital basis, operating expenses as a percentage of net operating revenues decreased from 82.4% for the three months ended September 30, 1999 to 80.9% for the three months ended September 30, 2000. We achieved these efficiency and productivity gains in payroll and other operating expense reductions, offset by an increase in bad debt expense. Operating expenses improved as a percentage of net operating revenues in every major category except provision for bad debts.

Depreciation and amortization increased by $4.3 million from $14.4 million for the three months ended September 30, 1999 to $18.7 million for the three months ended September 30, 2000. The ten hospitals acquired in 1999 and 2000 accounted for $1.3 million of the increase and facility renovations and purchases of equipment, including purchases of medical equipment and information systems upgrades related to Year 2000, accounted for the remaining $3.1 million, offset by a reduction of depreciation and amortization of $0.1 million from facilities held for divestiture.

Amortization of goodwill increased from $6.3 million for the three months ended September 30, 1999 to $6.5 million for the comparable period in 2000. The increase was related to hospitals acquired in 1999 and 2000.

Interest, net increased by $2.7 million from $29.7 million for the three months ended September 30, 1999 to $32.4 million for the three months ended September 30, 2000. The ten hospitals acquired in 1999 and 2000 accounted for approximately $2.7 million of the increase. Interest incurred for borrowings under our credit agreement to finance capital expenditures, compliance settlement costs and an increase in average interest rates were offset by the effects of repaying the revolving credit and acquisition loan facilities using net proceeds from the initial public offering and related underwriter's over-allotment option.

Income before income taxes increased from a loss of $4.0 million for the three months ended September 30, 1999 to pre-tax income of $5.2 million for the three months ended September 30, 2000 primarily as a result the continuing execution of our operating strategy and increased volumes at hospitals owned during both periods.

Provision for income taxes increased from $0.4 million for the three months ended September 30, 1999 to $3.9 million for the three months ended September 30, 2000.

Net income was $1.3 million for the three months ended September 30, 2000 compared to a net loss of $4.4 million for the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

Net operating revenues increased 22.3% to $968.2 million for the nine months ended September 30, 2000 from $791.7 million for the nine months ended September 30, 1999. Of the $176.5 million increase in net operating revenues, the ten hospitals we acquired in 1999 and 2000 contributed approximately $109.7 million, and hospitals we owned throughout both periods contributed $75.1 million, an increase of 9.8% offset by a decrease of $8.3 million from hospitals divested and held for divestiture. The increase from hospitals owned throughout both periods was attributable primarily to volume increases.

Inpatient admissions increased by 18.6%. Adjusted admissions increased by 21.9%. Average length of stay decreased by 5.0%. On a same hospital basis, inpatient admissions increased by 6.7% and adjusted admissions increased by 8.8%. The increase in same hospital inpatient admissions and adjusted admissions was due primarily to an increase in services offered, physician relationship development efforts and the addition of physicians through our focused recruitment program. On a same hospital basis, net outpatient revenues increased by 14.4%.

Operating expenses as a percentage of net operating revenues remained at 81.1% for the comparable periods, primarily due to and lower initial adjusted EBITDA margins associated with acquired hospitals and one recently constructed hospital offset by efficiency and productivity gains in payroll and other operating expenses. Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses. Salaries and benefits, as a percentage of net operating revenues decreased from 39.1% to 38.9% for the comparable periods due to savings realized from improvements at the hospitals acquired in 1999 offset by the acquisition of hospitals in 1999 and 2000 having higher salary and benefits as a percentage of net operating revenues. Adjusted EBITDA margin remained unchanged at 18.9% for the comparable periods. Provisions for bad debts, as a percentage of net operating revenues, increased to 9.1% for the nine months ended September 30, 2000 from 8.7% for the comparable period in 1999 due primarily to an increase in self-pay revenues. Supplies as a percentage of net operating revenues decreased from 11.7% for the nine months ended September 30, 1999 to 11.6% for the comparable period in 2000. Rent and other operating expenses, as a percentage of net operating revenues, decreased to 21.5% from 21.6% for the comparable periods.

On a same hospital basis, operating expenses as a percentage of net operating revenues decreased from 81.2% for the nine months ended September 30, 1999 to 80.1% for the nine months ended September 30, 2000. We achieved these efficiencies and productivity gains in payroll and other operating expenses, offset by an increase in bad debt expense.

Depreciation and amortization increased by $11.3 million from $41.3 million for the nine months ended September 30, 1999 to $52.6 million for the nine months ended September 30, 2000. The ten hospitals acquired in 1999 and 2000 accounted for $3.6 million of the increase and facility renovations and purchases of equipment, including purchases of medical equipment and information systems upgrades related to Year 2000, accounted for the remaining $8.9 million, offset by a reduction of depreciation and amortization of $1.2 million from facilities held for divestiture.

Amortization of goodwill increased by $0.6 million from $18.3 million for the nine months ended September 30, 1999 to $18.9 million for the nine months ended September 30, 2000. The increase was related to the hospitals acquired in 1999 and 2000.

Interest, net increased by $12.3 million from $85.4 million for the nine months ended September 30, 1999 to $97.7 million for the nine months ended September 30, 2000. The ten hospitals acquired in 1999 and 2000 accounted for approximately $5.8 million of the increase. Interest incurred for borrowings under our credit agreement to finance capital expenditures, compliance settlement costs and an increase in average interest rates accounted for approximately $12.9 million of the increase which was offset by $6.4 million as a result of repaying the revolving credit and acquisition loan facilities using net proceeds from the initial public offering and related underwriter's over-allotment option.

Income before income taxes increased from $2.7 million for the nine months ended September 30, 1999 to $13.4 million for the nine months ended September 30, 2000 primarily as a result of the absence of $1.7 million of Year 2000 remediation costs incurred during the nine months ended September 30, 1999 and improved profitability obtained through the continuing execution of our operating strategy and the increased volumes at hospitals owned during both periods.

Provision for income taxes increased from $7.1 million for the nine months ended September 30, 1999 to $11.1 million for the nine months ended September 30, 2000.

Net income increased from a loss of $4.4 million for the nine months ended September 30, 1999 to income of $2.4 million for the nine months ended September 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities increased $14.1 million from a use of $17.8 million for the nine months ended September 30, 1999 to a use of $32.0 million for the nine months ended September 30, 2000. This increase represents the payment for settlement of compliance cost of $31.8 million offset by an increase in operating cash flows of $17.7 million. The use of cash from investing activities increased from $117.3 million for the nine months ended September 30, 1999 to $129.1 million for the comparable period in 2000. The cash paid for acquisitions for the nine months ended September 30, 2000 included $8.5 million for the acquisition of a hospital located in Franklin, Virginia and $12.9 million for acquisitions of hospitals located in Las Vegas, New Mexico and Eufaula, Alabama that closed on April 1, 2000, $18.7 million for the acquisition of a hospital located in Foley, Alabama that closed on June 1, 2000 and $35.0 million for the acquisition of a hospital located in Bullhead City, Arizona that closed on July 1, 2000. The cost of acquisitions during the comparable periods increased $25.5 million and the cost of construction and renovation projects decreased $20.6 million primarily as a result of the completion of construction of a new facility which was opened in October 1999. Net cash provided by financing activities increased $26.5 million from $138.2 million to $164.7 million for the comparable periods as a result of borrowing to pay the compliance settlement offset by a reduction in construction and renovations costs.

CAPITAL EXPENDITURES

As an obligation under hospital purchase agreements in effect as of September 30, 2000, we are required to construct four replacement hospitals through 2005 with an aggregate estimated construction cost, including equipment, of approximately $120 million. This includes our obligation under a purchase agreement relating to a hospital we acquired on April 1, 2000. We expect total capital expenditures of approximately $60 million in 2000, including $55 million for renovation and equipment purchases and $5 million for construction of replacement hospitals.

CAPITAL RESOURCES

Net working capital was $159.0 million at September 30, 2000 compared to $65.2 million at December 31, 1999. The $93.8 million increase in net working capital from December 31, 1999 to September 30, 2000 was attributable primarily to the payment of approximately $31.8 million related to the compliance settlement, which was borrowed against the acquisition loan revolving facility and an increase in accounts receivable resulting from a combination of the addition of five hospitals in 2000, growth in same hospitals' revenues during 2000 due to volume increases and a temporary increase in receivables due to transitioning to the Medicare outpatient reimbursement method effective August 1, 2000.

During March 1999, we amended our credit agreement. The amended credit agreement provides for $644 million in term debt with quarterly amortization and staggered maturities in 2000, 2001, 2002, 2003, 2004 and 2005. This agreement also provides for revolving facility debt for working capital of $200 million and acquisitions of $282.5 million. This revolving facility matures on December 31, 2002. Borrowings under the facility bear interest at either LIBOR or prime rate plus various applicable margins which are based upon financial covenant ratio tests. As of September 30, 2000, under our Credit Agreement, our weighted average interest rate was 10.04%. As of September 30, 2000, we had availability to borrow an additional $126.5 million under the working capital revolving facility and an additional $102.3 million under the acquisition loan revolving facility.

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

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

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




FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this filing include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "thinks," and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

o general economic and business conditions, both nationally and in the regions in which we operate;
o     demographic changes;
o existing governmental regulations and changes in, or the failure to comply with, governmental regulations or our corporate compliance agreement;
o     legislative proposals for healthcare reform;
o our ability, where appropriate, to enter into managed care provider arrangements and the terms of these arrangements;
o     changes in Medicare and Medicaid payment levels;
o     liability and other claims asserted against us;
o     competition;

o our ability to attract and retain qualified personnel, including physicians;
o trends toward treatment of patients in lower acuity healthcare settings;
o     changes in medical or other technology;
o     changes in generally accepted accounting principles;
o the availability and terms of capital to fund additional acquisitions or replacement facilities; and
o our ability to successfully acquire and integrate additional hospitals.

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

A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $2 million for the three months ended September 30, 2000 and $7 million for the nine months ended September 30, 2000.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

On November 3, 2000, the Company closed a public offering of its Common Stock. The shares of Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-47354) that was declared effective by the Securities and Exchange Commission on October 30, 2000. The 10,000,000 shares offered by the Company and 8,000,000 shares offered by the selling shareholders under the Registration Statement were sold at a price of $28.1875 per share. The aggregate proceeds to the Company from the offering were $281.9 million. In connection with the offering, the Company paid an aggregate of $11.3 million in underwriting discounts and commissions to the underwriters. In addition, the expenses incurred in connection with the offering for legal costs, accounting costs, printing costs, registration, filing and other costs were approximately $1.7 million.

After deducting the underwriting discounts and commissions and the offering expenses described above, the Company received net proceeds from the offering of $268.9 million which was used to repay long-term debt.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

              See Index to Exhibits located on page 19 (only included with copy filed with Commission)

        (b)   Reports on Form 8-K

              None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  November 13, 2000               COMMUNITY HEALTH SYSTEMS, INC.
                                           (Registrant)


                              By:  /s/ Wayne T. Smith
                                  --------------------------------------
                                  Wayne T. Smith
                                  President and Chief Executive Officer
                                  (principal executive officer)

                              By:  /s/ W. Larry Cash
                                  --------------------------------------
                                  W. Larry Cash
                                  Executive Vice President and Chief
                                  Financial Officer
                                  (principal financial officer)

                              By:  /s/ T. Mark Buford
                                  --------------------------------------
                                  T. Mark Buford
                                  Vice President and Corporate Controller
                                  (principal accounting officer)

                                INDEX TO EXHIBITS

NO.             DESCRIPTION
---             -----------
(2)             Plan of acquisition, reorganization, arrangement, liquidation or succession

                Not applicable

(3)  (i)        Articles of incorporation and by-laws

                Not applicable

(4) Instruments defining the rights of holders, including indentures

                Not applicable

(10)            Material contracts

                Not applicable

(11)            Statement re: computation of per share earnings

                Not applicable

(12)            Statement re: computation of ratios

                Not applicable

(15)            Letter re: unaudited interim financial information

                Not applicable

(18)            Letter re: change in accounting principles

                Not applicable

(19)            Report furnished to security holders

                Not applicable

(22) Published report regarding matters submitted to vote of security holders

                Not applicable

(23)            Consents of experts and counsel

                Not applicable

(24)            Power of attorney

                Not applicable

(27)            Financial Data Schedule

                Included herein as Exhibit 27.1 at page 20 (only included with copy filed with Commission)

(99)            Additional exhibits

                Not applicable