Form 10-K
period 2000-12-31
COMMUNITY HEALTH SYSTEMS INC/
filed 2001-03-29
CIK 1108109

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

(MARK ONE)

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES AND EXCHANGE ACT OF 1934

                      FOR THE YEAR ENDED DECEMBER 31, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                        COMMISSION FILE NUMBER 001-15925

                            ------------------------

                         COMMUNITY HEALTH SYSTEMS, INC.

             (Exact name of registrant as specified in its charter)

               DELAWARE                                     13-3893191
       (State of incorporation)                 (IRS Employer Identification No.)

     155 FRANKLIN ROAD, SUITE 400                             37027
         Brentwood, Tennessee                               (zip code)
    (Address of principal executive
               offices)

        Registrant's telephone number, including area code:  (615) 373-9600

Securities registered pursuant to Section 12(g) of the Act:

          Title of Each Class                  Name of Each Exchange on Which Registered
     Common Stock, $.01 par value                       New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

                            ------------------------

    Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    As of March 16, 2001 there were 86,141,941 shares of Common Stock, par value $.01 per share outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant is $1,041,749,979. Market value is determined by reference to the closing price on March 16, 2001 of the Registrant's Common Stock as reported by the New York Stock Exchange.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Registrant's definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Stockholders of the Registrant scheduled to be held on May 22, 2001 have been incorporated by reference into Part I and Part III of this Report.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS
                            FORM 10-K ANNUAL REPORT
                         COMMUNITY HEALTH SYSTEMS, INC.
                          YEAR ENDED DECEMBER 31, 2000

                                                                              PAGE
                                                                            --------
PART I

Item 1.       Business....................................................      1

Item 2.       Properties..................................................     18

Item 3.       Legal Proceedings...........................................     21

Item 4.       Submission of Matters to a Vote of Security Holders.........     22

PART II

Item 5.       Market for Registrant's Common Equity and Related
                Stockholder Matters.......................................     23

Item 6.       Selected Financial Data.....................................     24

Item 7.       Management's Discussion and Analysis of Financial Condition
                and Results of Operations.................................     25

Item 7A.      Quantitative and Qualitative Disclosures about Market
                Risk......................................................     34

Item 8.       Financial Statements and Supplementary Data.................     36

Item 9.       Changes in and Disagreements with Accountants on Accounting
                and
                Financial Disclosure......................................     59

PART III

Item 10.      Directors and Executive Officers of the Registrant..........     59

Item 11.      Executive Compensation......................................     59

Item 12.      Security Ownership of Certain Beneficial Owners and
                Management................................................     59

Item 13.      Certain Relationships and Related Transactions..............     59

PART IV

Item 14.      Exhibits, Financial Statement Schedules, and Reports on Form
                8-K.......................................................     59

------------------------

Note: Portions of the Registrant's definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Stockholders of the Registrant scheduled to be held on May 22, 2001 have been incorporated by reference into Part I, Item 4 and Part III, Items 10, 11, 12, and 13 of this Report.

                                     PART I

ITEM 1.

                      BUSINESS OF COMMUNITY HEALTH SYSTEMS

OVERVIEW OF OUR COMPANY

    We are the largest non-urban provider of general hospital healthcare services in the United States in terms of number of facilities and the second largest in terms of revenues and EBITDA. As of December 31, 2000, we owned, leased or operated 52 hospitals, geographically diversified across 20 states, with an aggregate of 4,688 licensed beds. In over 85% of our markets, we are the sole provider of these services. In most of our other markets, we are one of two providers of these services. For the fiscal year ended December 31, 2000, we generated $1.34 billion in revenues and $252.7 million in adjusted EBITDA (as such item is defined in footnote 10 of the table under the caption "Selected Operating Data").

    In July 1996, affiliates of Forstmann Little & Co. acquired our predecessor company from its public stockholders. The predecessor company was formed in 1985. The aggregate purchase price for the acquisition was $1,100.2 million. Wayne T. Smith, who has over 30 years of experience in the healthcare industry, joined our company as President in January 1997. We named him Chief Executive Officer in April 1997 and Chairman of the Board in February 2001. Under this new ownership and leadership, we have:

    - strengthened the senior management team in all key business areas;

    - standardized and centralized our operations across key business areas;

    - implemented a disciplined acquisition program;

    - expanded and improved the services and facilities at our hospitals;

    - recruited additional physicians to our hospitals;

    - instituted a company-wide regulatory compliance program; and

    - divested certain non-core assets.

    As a result of these initiatives, we achieved revenue growth of 23.8% in 2000, 26.4% in 1999 and 15.1% in 1998. We also achieved growth in adjusted EBITDA of 23.8% in 2000, 22.7% in 1999 and 36.1% in 1998. Our adjusted EBITDA margins improved from 16.5% for 1997 to 18.9% for 2000.

    Our hospitals typically have 50 to 200 beds and annual revenues ranging from $12 million to $70 million. They generally are located in non-urban markets with populations of 20,000 to 80,000 people and economically diverse employment bases. These facilities, together with their medical staffs, provide a wide range of inpatient and outpatient general hospital services and a variety of specialty services.

    We target growing, non-urban healthcare markets because of their favorable demographic and economic trends and competitive conditions. Because non-urban service areas have smaller populations, there are generally fewer hospitals and other healthcare service providers in these communities. We believe that smaller populations result in less direct competition for hospital-based services. Also, we believe that non-urban communities generally view the local hospital as an integral part of the community. There is generally a lower level of managed care presence in these markets.

OUR BUSINESS STRATEGY

    The key elements of our business strategy are to:

    - increase revenue at our facilities;

    - grow through selective acquisitions;

    - reduce costs; and

    - improve quality.

    INCREASE REVENUE AT OUR FACILITIES

    OVERVIEW. We seek to increase revenue at our facilities by providing a broader range of services in a more attractive care setting, as well as by supporting and recruiting physicians. We identify the healthcare needs of the community by analyzing demographic data and patient referral trends. We also work with local hospital boards, management teams, and medical staffs to determine the number and type of additional physicians needed. Our initiatives to increase revenue include:

    - recruiting additional primary care physicians and specialists;

    - expanding the breadth of services offered at our hospitals through targeted capital expenditures to support the addition of more complex services, including orthopedics, cardiology, OB/GYN, and occupational medicine; and

    - providing the capital to invest in technology and the physical plant at the facilities, particularly in our emergency rooms.

    By taking these actions, we believe that we can increase our share of the healthcare dollars spent by local residents and limit inpatient and outpatient migration to larger urban facilities. Total revenue for hospitals operated by us for a full year increased by 10.3% from 1999 to 2000. Total inpatient admissions for those same hospitals increased by 6.3% over the same period.

    PHYSICIAN RECRUITING. The primary method of adding or expanding medical services is the recruitment of new physicians into the community. A core group of primary care physicians is necessary as an initial contact point for all local healthcare. The addition of specialists who offer services including general surgery, OB/GYN, cardiology, and orthopedics completes the full range of medical and surgical services required to meet a community's core healthcare needs. When we acquire a hospital, we identify the healthcare needs of the community by analyzing demographic data and patient referral trends. We are then able to determine what we believe to be the optimum mix of primary care physicians and specialists. We employ recruiters at the corporate level to support the local hospital managers in their recruitment efforts. During the past three years, we have increased the number of physicians affiliated with us by 405, including 84 in 1998, 156 in 1999 and 165 in 2000. The percentage of recruited or other physicians commencing practice that were surgeons or specialists grew from 45% in 1997 to 65% in 2000. We do not employ most of our physicians, but rather they are in private practice in their communities. We have been successful in recruiting physicians because of the practice opportunities afforded physicians in our markets, as well as the lower managed care penetration as compared to urban areas. These physicians are able to earn incomes comparable to incomes earned by physicians in urban centers. As of December 31, 2000, approximately 2,000 physicians were on active staff with our hospitals.

    EMERGENCY ROOM INITIATIVES. Given that over 50% of our hospital admissions originate in the emergency room, we systematically take steps to increase patient flow in our emergency rooms as a means of optimizing utilization rates for our hospitals. Furthermore, the impression of our overall operations by our customers is substantially influenced by our emergency room since often that is their first experience with our hospitals. The steps we take to increase patient flow in our emergency rooms include renovating and expanding our emergency room facilities, improving service, and reducing waiting times, as well as publicizing our emergency room capabilities in the local community. We have expanded or renovated 16 of our emergency room facilities since 1997. Since 1997, we have entered into approximately 30 new contracts with emergency room operating groups to improve performance in our emergency rooms. We have implemented marketing campaigns that emphasize the speed, convenience, and quality of our emergency rooms to enhance each community's awareness of our emergency room services.

    Our upgrades include the implementation of specialized software programs designed to assist physicians in making diagnoses and determining treatments. The software also benefits patients and hospital personnel by assisting in proper documentation of patient records. It enables our nurses to provide more consistent patient care and provides clear instructions to patients at time of discharge to help them better understand their treatments.

    EXPANSION OF SERVICES. To capture a greater portion of the healthcare spending in our markets and to more efficiently utilize our hospital facilities, we have added a broad range of emergency, outpatient, and specialty services to our hospitals. Depending on the needs of the community, we identify opportunities to expand into various specialties, including orthopedics, cardiology, OB/GYN, and occupational medicine. In addition to expanding services, we have completed major capital projects at selected facilities to offer these types of services. For example, in 1999 we invested $1 million in a new cardiac catheterization laboratory at our Crestview, Florida hospital. As a result, this laboratory increased the number of procedures it performed by 84%, from 122 in 1998 to 224 in 1999. In 1999, major capital projects included renovations to nine emergency rooms, two operating rooms, two OB/ GYN facilities, and three intensive care units at various hospitals. In 2000, major capital projects included expansion of five emergency rooms, upgrades to three critical care units and two OB/GYN facilities and the purchase of an MRI and cath lab at various hospitals. We believe that through these efforts we will reduce patient migration to competing providers of healthcare services and increase volume.

    MANAGED CARE STRATEGY. Managed care has seen growth across the U.S. as health plans expand service areas and membership. As we service primarily non-urban markets, we have limited relationships with managed care organizations. We have responded with a proactive and carefully considered strategy developed specifically for each of our facilities. Our experienced business development department reviews and approves all managed care contracts, which are managed through a central database. The primary mission of this department is to select and evaluate appropriate managed care opportunities, manage existing reimbursement arrangements, negotiate contracts, and educate our physicians. We have terminated our only risk sharing capitated contract, which we acquired through our acquisition of a California hospital.

    GROW THROUGH SELECTIVE ACQUISITIONS

    ACQUISITION CRITERIA. Each year we intend to acquire, on a selective basis, two to four hospitals that fit our acquisition criteria. We pursue acquisition candidates that:

    - have a general service area population between 20,000 and 80,000 with a stable or growing population base;

    - are the sole or primary provider of acute care services in the community;

    - are located more than 25 miles from a competing hospital;

    - are not located in an area that is dependent upon a single employer or industry; and

    - have financial performance that we believe will benefit from our management's operating skills.

    Most hospitals we have acquired are located in service areas having populations within the lower to middle range of our criteria. However, we have also acquired hospitals having service area populations in the upper range of our criteria. For example, in 1998, we acquired a 162-bed facility in Roswell, New Mexico which has a service area population of over 70,000 and is located 200 miles from the nearest urban centers in Albuquerque, New Mexico and Lubbock, Texas; in 2000 we acquired a 164-bed facility in Kirksville, Missouri which has a service area population of over 100,000. Facilities similar to the ones located in Roswell and Kirksville offer even greater opportunities to expand services given their larger service area populations.

    Most of our acquisition targets are municipal and other not-for-profit hospitals. We believe that our access to capital and ability to recruit physicians make us an attractive partner for these communities. In addition, we have found that communities located in states where we already operate a hospital are more receptive to us when they consider selling their hospital because they are aware of our operating track record with respect to our facilities within the state.

    Pursuant to hospital purchase agreements in effect as of December 31, 2000, we are required to construct four replacement hospitals through 2005 with an aggregate estimated construction cost, including equipment, of approximately $120 million. Of this amount, approximately $9 million has been expended as of December 31, 2000.

    REDUCE COSTS

    OVERVIEW. To improve efficiencies and increase operating margins, we implement cost containment programs and adhere to operating philosophies which include:

    - standardizing and centralizing our operations;

    - optimizing resource allocation by utilizing our company-devised case and resource management program, which assists in improving clinical care and containing expenses;

    - capitalizing on purchasing efficiencies through the use of company-wide standardized purchasing contracts and terminating or renegotiating certain vendor contracts;

    - installing a standardized management information system, resulting in more efficient billing and collection procedures; and

    - managing staffing levels according to patient volumes and the appropriate level of care.

    In addition, each of our hospital management teams is supported by our centralized operational, reimbursement, regulatory, and compliance expertise as well as by our senior management team, which has an average of 20 years of experience in the healthcare industry. Adjusted EBITDA margins on a same hospitals basis improved from 18.8% in 1999 to 19.9% in 2000.

    IMPROVE QUALITY

    We have implemented various programs to ensure improvement in the quality of care provided. We have developed training programs for all senior hospital management, chief nursing officers, quality directors, physicians and other clinical staff. We share information among our hospital management to implement best practices and assist in complying with regulatory requirements. We have standardized accreditation documentation and requirements. Corporate support is provided to each facility to assist with accreditation reviews. Several of our facilities have received accreditation "with commendation" from the Joint Commission on Accreditation of Healthcare Organizations. All hospitals conduct patient, physician, and staff satisfaction surveys to help identify methods of improving the quality of care.

    Each of our hospitals is governed by a board of trustees, which includes members of the hospital's medical staff. The board of trustees establishes policies concerning the hospital's medical, professional, and ethical practices, monitors these practices, and is responsible for ensuring that these practices conform to legally required standards. We maintain quality assurance programs to support and monitor quality of care standards and to meet Medicare and Medicaid accreditation and regulatory requirements. Patient care evaluations and other quality of care assessment activities are reviewed and monitored continuously.

SELECTED OPERATING DATA

    The following table sets forth operating statistics for our hospitals for each of the years presented. Statistics for 2000 include a full year of operations for 45 hospitals, and partial periods for one hospital disposed of and seven hospitals acquired during the year. Statistics for 1999 include a full year of operations for 41 hospitals and partial periods for four hospitals acquired, and one hospital constructed and opened, during the year. Statistics for 1998 include a full year of operations for 37 hospitals and partial periods for four hospitals acquired during the year.

                                                                  YEARS ENDED DECEMBER 31,
                                                             ----------------------------------
                                                                2000         1999        1998
                                                             ----------   ----------   --------
                                                                   (DOLLARS IN THOUSANDS)
Number of hospitals (1)....................................          52           46         41
Licensed beds (1)(2).......................................       4,688        4,115      3,644
Beds in service (1)(3).....................................       3,587        3,123      2,776
Admissions (4).............................................     143,310      120,414    100,114
Adjusted admissions (5)....................................     262,419      217,006    177,075
Patient days (6)...........................................     548,827      478,658    416,845
Average length of stay (days) (7)..........................         3.8          4.0        4.2
Occupancy rate (beds in service) (8).......................        44.6%        44.1%      43.3%
Net operating revenues.....................................  $1,337,501   $1,079,953   $854,580
Net inpatient revenues as a % of total net operating
  revenues.................................................        51.0%        52.7%      55.7%
Net outpatient revenues as a % of total net operating
  revenues.................................................        47.3%        45.5%      42.6%
Adjusted EBITDA as a % of total net operating revenues.....        18.9%        18.9%      19.5%
Net cash flows provided by (used in) operating
  activities...............................................  $   22,985   $  (11,746)  $ 15,719
Net cash flows used in investing activities................    (244,441)    (155,541)  (236,553)
Net cash flows provided by financing activities............     230,914      164,850    219,890

                                                             YEAR ENDED DECEMBER 31,
                                                             -----------------------   PERCENTAGE
                                                                                        INCREASE
                                                                2000         1999      (DECREASE)
                                                             ----------   ----------   ----------
Same Hospitals Data (9)
Admissions (4).............................................     125,207      117,768       6.3%
Adjusted admissions (5)....................................     227,780      212,246       7.3%
Patient days (6)...........................................     481,620      467,884       2.9%
Average length of stay (days) (7)..........................         3.8          4.0
Occupancy rate (beds in service) (8).......................        45.1%        44.8%
Net operating revenues.....................................  $1,155,850   $1,047,950
Adjusted EBITDA (10).......................................     229,637      196,843      10.3%
Adjusted EBITDA, as a % of net operating revenues..........        19.9%        18.8%     16.7%

------------------------

(1) At end of period.

(2) Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(3) Beds in service are the number of beds that are readily available for patient use.

(4) Admissions represent the number of patients admitted for inpatient treatment.

(5) Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(6) Patient days represent the total number of days of care provided to inpatients.

(7) Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(8) We calculated percentages by dividing the average daily number of inpatients by the weighted average of beds in service.

(9) Includes acquired hospitals to the extent we operated them during comparable periods in both years.

(10) We define adjusted EBITDA as EBITDA adjusted to exclude cumulative effect of a change in accounting principle, impairment of long-lived assets and compliance settlement and Year 2000 remediation costs. EBITDA consists of income (loss) before interest, income taxes, depreciation and amortization, and amortization of goodwill. EBITDA and adjusted EBITDA should not be considered as measures of financial performance under generally accepted accounting principles. Items excluded from EBITDA and adjusted EBITDA are significant components in understanding and assessing financial performance. EBITDA and adjusted EBITDA are key measures used by management to evaluate our operations and provide useful information to investors. EBITDA and adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA and adjusted EBITDA are not measurements determined in accordance with generally accepted accounting principles and are thus susceptible to varying calculations, EBITDA and adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

SOURCES OF REVENUE

    We receive payment for healthcare services provided by our hospitals from:

    - the federal Medicare program;

    - state Medicaid programs;

    - healthcare insurance carriers, health maintenance organizations or "HMOs," preferred provider organizations or "PPOs," and other managed care programs; and

    - patients directly.

    The following table presents the approximate percentages of net revenue received from private, Medicare, Medicaid and other sources for the periods indicated. The data for the years presented are not strictly comparable due to the significant effect that hospital acquisitions and dispositions have had on these statistics.

NET OPERATING REVENUES BY PAYOR SOURCE                          2000       1999       1998
--------------------------------------                        --------   --------   --------
Medicare....................................................    34.2%      36.2%      39.0%
Medicaid....................................................    11.8%      11.9%      10.2%
Managed Care (HMO/PPO)......................................    15.9%      14.3%      14.0%
Private and Other...........................................    38.1%      37.6%      36.8%
                                                               -----      -----      -----
    Total...................................................   100.0%     100.0%     100.0%
                                                               =====      =====      =====

    As shown above, we receive a substantial portion of our revenue from the Medicare and Medicaid programs.

    Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. All of our hospitals are certified as providers of Medicare and Medicaid services. Amounts received under the Medicare and Medicaid programs are generally significantly less than the hospital's customary charges for the services provided. In recent years, changes made to the Medicare and Medicaid programs have further reduced payment to hospitals. We expect this trend to continue. Since an important portion of our revenues comes from patients under Medicare and Medicaid programs, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in these programs.

    In addition to government programs, we are paid by private payors, which include insurance companies, HMOs, PPOs, other managed care companies, and employers, as well as by patients directly. Patients are generally not responsible for any difference between customary hospital charges and amounts paid for hospital services by Medicare and Medicaid programs, insurance companies, HMOs, PPOs, and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. To further reduce their healthcare costs, an increasing number of insurance companies, HMOs, PPOs, and other managed care companies are negotiating discounted fee structures or fixed amounts for hospital services performed, rather than paying healthcare providers the amounts billed. We negotiate discounts with managed care companies which are typically smaller than discounts under governmental programs. If an increased number of insurance companies, HMOs, PPOs, and other managed care companies succeed in negotiating discounted fee structures or fixed amounts, our results of operations may be negatively affected. For more information on the payment programs on which our revenues depend, see "--Payment."

    Hospital revenues depend upon inpatient occupancy levels, the volume of outpatient procedures, and the charges or negotiated payment rates for hospital services provided. Charges and payment rates for routine inpatient services vary significantly depending on the type of service performed and the geographic location of the hospital. In recent years, we have experienced a significant increase in revenue received from outpatient services. We attribute this increase to:

    - advances in technology, which have permitted us to provide more services on an outpatient basis; and

    - pressure from Medicare or Medicaid programs, insurance companies, and managed care plans to reduce hospital stays and to reduce costs by having services provided on an outpatient rather than on an inpatient basis.

SUPPLY CONTRACTS

    During fiscal 1997, we entered into an affiliation agreement with BuyPower, a group purchasing organization owned by Tenet Healthcare Corporation. Our affiliation with BuyPower combines the purchasing power of our hospitals with the purchasing power of more than 600 other healthcare providers affiliated with the program. This increased purchasing power has resulted in reductions in the prices paid by our hospitals for medical supplies and equipment and pharmaceuticals. In March 2000, we entered into an agreement with Broadlane Inc., an affiliate of Tenet Healthcare Corporation, to use their e-commerce marketplace as our exclusive internet purchasing portal.

INDUSTRY OVERVIEW

    The U.S. Healthcare Financing Administration estimated that in 2000, total U.S. healthcare expenditures grew by 8.3% to $1.3 trillion. It projects total U.S. healthcare spending to grow by 8.6% in 2001 and by 6.5% annually from 2002 through 2010. By these estimates, healthcare expenditures will account for approximately $2.6 trillion, or 15.9% of the total U.S. gross domestic product, by 2010.

    Hospital services, the market in which we operate, is the largest single category of healthcare at 32.1% of total healthcare spending in 2000, or $415.8 billion. The U.S. Healthcare Financing Administration projects the hospital services category to grow by 5.7% per year through 2010. It expects growth in hospital healthcare spending to continue due to the aging of the U.S. population and consumer demand for expanded medical services. As hospitals remain the primary setting for healthcare delivery, it expects hospital services to remain the largest category of healthcare spending.

    U.S. HOSPITAL INDUSTRY. The U.S. hospital industry is broadly defined to include acute care, rehabilitation, and psychiatric facilities that are either public (government owned and operated), not-for-profit private (religious or secular), or for-profit institutions (investor owned). According to the American Hospital Association, there are approximately 5,015 inpatient hospitals in the U.S. which are not-for-profit owned, investor owned, or state or local government owned. Of these hospitals, 44% are located in non-urban communities. These facilities offer a broad range of healthcare services, including internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics, OB/GYN, and emergency services. In addition, hospitals also offer other ancillary services including psychiatric, diagnostic, rehabilitation, home health, and outpatient surgery services.

URBAN VS. NON-URBAN HOSPITALS

    According to the U.S. Census Bureau, 25% of the U.S. population lives in communities designated as non-urban. In these non-urban communities, hospitals are typically the primary source of healthcare and, in many cases, a single hospital is the only provider of general healthcare services. According to the American Hospital Association, in 1998, there were 2,200 non-urban hospitals in the U.S. We believe that a majority of these hospitals are owned by not-for-profit or governmental entities.

    FACTORS AFFECTING PERFORMANCE. Among the many factors that can influence a hospital's financial and operating performance are:

    - facility size and location;

    - facility ownership structure (i.e., tax-exempt or investor owned);

    - a facility's ability to participate in group purchasing organizations; and

    - facility payor mix.

    We believe that non-urban hospitals are generally able to obtain higher operating margins than urban hospitals. Factors contributing to a non-urban hospital's margin advantage include fewer patients with complex medical problems, a lower cost structure, limited competition, and favorable Medicare payment provisions. Patients needing the most complex care are more often served by the larger and/or more specialized urban hospitals. A non-urban hospital's lower cost structure results from its geographic location as well as the lower number of patients treated who need the most highly advanced services. Additionally, because non-urban hospitals are generally sole providers or one of a small group of providers in their markets, there is limited competition. This generally results in more favorable pricing with commercial payors. Medicare has special payment provisions for "sole community hospitals." Under present law, hospitals that qualify for this designation receive higher reimbursement rates and are guaranteed capital reimbursement equal to 90% of capital costs. As of December 31, 2000, 15 of our hospitals were "sole community hospitals." In addition, we believe that non-urban communities are generally characterized by a high level of patient and physician loyalty that fosters cooperative relationships among the local hospitals, physicians, employees, and patients.

    The type of third party responsible for the payment of services performed by healthcare service providers is also an important factor which affects hospital margins. These providers have increasingly exerted pressure on healthcare service providers to reduce the cost of care. The most active providers in this regard have been HMOs, PPOs, and other managed care organizations. The characteristics of non-urban markets make them less attractive to these managed care organizations. This is partly because the limited size of non-urban markets and their diverse, non-national employer bases minimize the ability of managed care organizations to achieve economies of scale. In 2000, approximately 16% of our revenues were paid by managed care organizations.

HOSPITAL INDUSTRY TRENDS

    DEMOGRAPHIC TRENDS. According to the U.S. Census Bureau, there are approximately 35 million Americans aged 65 or older in the U.S. today, who comprise approximately 13% of the total U.S. population. By the year 2030 the number of elderly is expected to climb to 69 million, or 20% of the total population. Due to the increasing life expectancy of Americans, the number of people aged 85 years and older is also expected to increase from 4.3 million to
8.5 million by the year 2030. This increase in life expectancy will increase demand for healthcare services and, as importantly, the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among the main beneficiaries of this increase in demand. Based on data compiled for us, the populations of the service areas where our hospitals are located grew by 6.9% from 1990 to 1997 and are projected to grow by 4.6% from 1998 to 2002. The number of people aged 65 or older in these service areas grew by 16.4% from 1990 to 1997 and is projected to grow by 5.7% from 1998 to 2002.

    CONSOLIDATION. During the late 1980s and early 1990s, there was significant industry consolidation involving large, investor owned hospital companies seeking to achieve economies of scale. While consolidation activity in the hospital industry is continuing, the consolidations are primarily taking place through mergers and acquisitions involving not-for-profit hospital systems.

    Reasons for this activity include:

    - limited access to capital;

    - financial performance issues, including challenges associated with changes in reimbursement;

    - the desire to enhance the local availability of healthcare in the community;

    - the need and ability to recruit primary care physicians and specialists;
      and

    - the need to achieve general economies of scale and to gain access to standardized and centralized functions, including favorable supply agreements.

    SHIFTING UTILIZATION TRENDS. Over the past decade, many procedures that had previously required hospital visits with overnight stays have been performed on an outpatient basis. This shift has been driven by cost containment efforts led by private and government payors. The focus on cost containment has coincided with advancements in medical technology that have allowed patients to be treated with less invasive procedures that do not require overnight stays. According to the American Hospital Association, the number of surgeries performed on an inpatient basis declined from 1994 to 1998 at an average annual rate of 0.3%, from 9.8 million in 1994 to 9.7 million in 1998. During the same period, the number of outpatient surgeries increased at an average annual rate of 4.3%, from
13.2 million in 1994 to 15.6 million in 1998. The mix of inpatient as compared to outpatient surgeries shifted from a ratio of 42.8% inpatient to 57.2% outpatient in 1994 to a ratio of 38.4% inpatient to 61.6% outpatient in 1998.

    These trends have led to a reduction in the average length of stay and, as a result, inpatient utilization rates. According to the American Hospital Association, the average length of stay in general hospitals has declined from
6.7 days in 1994 to 6.0 days in 1998.

GOVERNMENT REGULATION

    OVERVIEW. The healthcare industry is required to comply with extensive government regulation at the federal, state, and local levels. Under these regulations, hospitals must meet requirements to be certified as hospitals and qualified to participate in government programs, including the Medicare and Medicaid programs. These requirements relate to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, hospital use, rate-setting, compliance with building codes, and environmental protection laws. There are also extensive regulations governing a hospital's participation in these government programs. If we fail to comply with applicable laws and regulations, we can be subject to criminal penalties and civil sanctions, our hospitals can lose their licenses and we could lose our ability to participate in these government programs. In addition, government regulations may change. If that happens, we may have to make changes in our facilities, equipment, personnel, and services so that our hospitals remain certified as hospitals and qualified to participate in these programs. We believe that our hospitals are in substantial compliance with current federal, state, and local regulations and standards.

    Hospitals are subject to periodic inspection by federal, state, and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing and certification. All of our hospitals are licensed under appropriate state laws and are qualified to participate in Medicare and Medicaid programs. In addition, most of our hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations. This accreditation indicates that a hospital satisfies the applicable health and administrative standards to participate in Medicare and Medicaid programs.

    FRAUD AND ABUSE LAWS. Participation in the Medicare program is heavily regulated by federal statute and regulation. If a hospital fails substantially to comply with the requirements for participating in the Medicare program, the hospital's participation in the Medicare program may be terminated and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in the Medicare program if it performs any of the following acts:

    - making claims to Medicare for services not provided or misrepresenting actual services provided in order to obtain higher payments;

    - paying money to induce the referral of patients where services are reimbursable under a federal health program; or

    - failing to provide treatment to any individual who comes to a hospital's emergency room with an "emergency medical condition" or otherwise failing to properly treat and transfer emergency patients.

    The Health Insurance Portability and Accountability Act of 1996 broadened the scope of the fraud and abuse laws by adding several criminal statutes that are not related to receipt of payments from a federal healthcare program. The Accountability Act created civil penalties for conduct, including upcoding and billing for medically unnecessary goods or services. It established new enforcement mechanisms to combat fraud and abuse. These include a bounty system, where a portion of the payments recovered is returned to the government agencies, as well as a whistleblower program. This law also expanded the categories of persons that may be excluded from participation in federal healthcare programs.

    Another law regulating the healthcare industry is a section of the Social Security Act, known as the "anti-kickback" or "fraud and abuse" statute. This law prohibits some business practices and relationships under Medicare, Medicaid, and other federal healthcare programs. These practices include the payment, receipt, offer, or solicitation of money in connection with the referral of patients covered by a federal or state healthcare program. Violations of the anti-kickback statute may be punished by criminal and civil fines, exclusion from federal healthcare programs, and damages up to three times the total dollar amount involved.

    The Office of Inspector General of the Department of Health and Human Services is authorized to publish regulations outlining activities and business relationships that would be deemed not to violate the anti-kickback statute. These regulations are known as "safe harbor" regulations. However, the failure of a particular activity to comply with the safe harbor regulations does not mean that the activity violates the anti-kickback statute.

    The Office of Inspector General is responsible for identifying fraud and abuse activities in government programs. In order to fulfill its duties, the Office of Inspector General performs audits, investigations, and inspections. In addition, it provides guidance to healthcare providers by identifying types of activities that could violate the anti-kickback statute. The Office of the Inspector General has identified the following incentive arrangements as potential violations:

    - payment of any incentive by the hospital each time a physician refers a patient to the hospital;

    - use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital;

    - provision of free or significantly discounted billing, nursing, or other staff services;

    - free training for a physician's office staff including management and laboratory techniques;

    - guarantees which provide that if the physician's income fails to reach a predetermined level, the hospital will pay any portion of the remainder;

    - low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital;

    - payment of the costs of a physician's travel and expenses for conferences;

    - payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered; or

    - purchasing goods or services from physicians at prices in excess of their fair market value.

    We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians own interests in a few of our facilities. Physicians may also own our stock. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, management agreements, and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives include revenue guarantees and, in some cases, loans. Although we believe that we have structured our arrangements with physicians in light of the "safe harbor" rules, we cannot assure you that regulatory authorities will not determine otherwise. If that happens, we would be subject to criminal and civil penalties and/or exclusion from participating in Medicare, Medicaid, or other government healthcare programs.

    The Social Security Act also includes a provision commonly known as the "Stark law." This law prohibits physicians from referring Medicare and Medicaid patients to healthcare entities in which they or any of their immediate family members have ownership or other financial interests. These types of referrals are commonly known as "self referrals." Sanctions for violating the Stark law include civil money penalties, assessments equal to twice the dollar value of each service, and exclusion from Medicare and Medicaid programs. There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception allows a physician to make a referral to a hospital if the physician owns the entire hospital, as opposed to an ownership interest in a department of the hospital. Another exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, and recruitment agreements. The federal government has not finalized its regulations which will interpret several of the provisions included in the Stark law. We have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark law. However, when the government finalizes these regulations, it may interpret certain provisions of this law in a manner different from the manner with which we have interpreted them. We cannot predict the final form that such regulations will take or the effect those regulations will have on us.

    Many states in which we operate also have adopted, or are considering adopting, similar laws. Some of these state laws apply even if the payment for care does not come from the government. These statutes typically provide criminal and civil penalties as well as loss of licensure. While there is little precedent for the interpretation or enforcement of these state laws, we have attempted to structure our financial relationships with physicians and others in light of these laws. However, if we are found to have violated these state laws, it could result in the imposition of criminal and civil penalties as well as possible licensure revocation.

    CORPORATE PRACTICE OF MEDICINE; FEE-SPLITTING. Some states have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians. Some states also have adopted laws that prohibit direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician's license, civil and criminal penalties and rescission of business arrangements. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. We structure our arrangements with healthcare providers to comply with the relevant state law. However, we cannot assure you that governmental officials charged with responsibility for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of these laws. These laws may also be interpreted by the courts in a manner inconsistent with our interpretations.

    EMERGENCY MEDICAL TREATMENT AND ACTIVE LABOR ACT. The Emergency Medical Treatment and Active Labor Act imposes requirements as to the care that must be provided to anyone who comes to facilities providing emergency medical services seeking care before they may be transferred to another facility or otherwise denied care. Regulations have recently been adopted, but not yet implemented, that expand the areas within a facility that must provide emergency treatment. Sanctions for failing to fulfill these requirements include exclusion from participation in Medicare and Medicaid programs and civil money penalties. In addition, the law creates private civil remedies which enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending hospital for damages and equitable relief. A medical facility that suffers a financial loss as a direct result of another participating hospital's violation of the law also has a similar right. Although we believe that our practices are in compliance with the law, we can give no assurance that governmental officials responsible for enforcing the law or others will not assert we are in violation of these laws.

    FALSE CLAIMS ACT. Another trend in healthcare litigation is the use of the False Claims Act. This law has been used not only by the U.S. government, but also by individuals who bring an action on behalf of the government under the law's "qui tam" or "whistleblower" provisions. When a private party brings a qui tam action under the False Claims Act, the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation.

    Civil liability under the False Claims Act can be up to three times the actual damages sustained by the government plus civil penalties for each separate false claim. There are many potential bases for liability under the False Claims Act. Although liability under the False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the federal government, the False Claims Act defines the term "knowingly" broadly. Thus, although simple negligence generally will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity can constitute "knowingly" submitting a claim. See "Item 3--Legal Proceedings" for a description of pending, False Claims Act litigation.

    HEALTHCARE REFORM. The healthcare industry continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would effect major changes in the healthcare system. Proposals that have been considered include cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, and mandatory health insurance coverage for employees. The costs of implementing some of these proposals would be financed, in part, by reductions in payments to healthcare providers under Medicare, Medicaid, and other government programs. We cannot predict the course of future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs and the effect that any legislation, interpretation, or change may have on us.

    CONVERSION LEGISLATION. Many states, including some where we have hospitals and others where we may in the future acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. While these review and, in some instances, approval processes can add additional time to the closing of a hospital acquisition, we have not had any significant difficulties or delays in completing any of our recent hospital acquisitions. There can be no assurance, however, that future actions on the state level will not seriously delay or even prevent our ability to acquire hospitals. If these activities are widespread, they could have a negative impact on our ability to acquire additional hospitals. See "--Our Business Strategy."

    CERTIFICATES OF NEED. The construction of new facilities, the acquisition of existing facilities and the addition of new services at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. We operate hospitals in 11 states that have adopted certificate of need laws. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of a hospital's licenses.

PAYMENT

    MEDICARE. Under the Medicare program, we are paid for inpatient and outpatient services performed by our hospitals.

    Payments for inpatient acute services are generally made pursuant to a prospective payment system, commonly known as "PPS." Under a PPS, our hospitals are paid a prospectively determined amount for each hospital discharge based on the patient's diagnosis. Specifically, each discharge is assigned to a diagnosis-related group, commonly known as a "DRG," based upon the patient's condition and treatment during the relevant inpatient stay. Each DRG is assigned a payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service. However, DRG payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. While a hospital generally does not receive payment in addition to a DRG payment, hospitals may qualify for an "outlier" payment when the relevant patient's treatment costs are extraordinarily high and exceed a specified threshold.

    The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The update factor is determined, in part, by the projected increase in the cost of goods and services that are purchased by hospitals. For several years the annual update factor has been lower than the projected increases in the costs of goods and services purchased by hospitals. DRG rate increases were 1.1% for federal fiscal year 1995, 1.5% for federal fiscal year 1996, and 2.0% for federal fiscal year 1997. For federal fiscal year 1998, there was no increase. The DRG rate was increased by the projected increase in the cost of goods and services minus 1.9% for federal fiscal year 1999; 1.8% for federal fiscal year 2000; and by the full increase in the cost of goods and services for federal fiscal year 2001. For both federal fiscal years 2002 and 2003, the DRG rate will be increased by the projected increase in the cost of goods and services minus 1.1%. Future legislation may decrease the rate of increase for DRG payments, but we are not able to predict the amount of the reduction or the effect that the reduction will have on us.

    Outpatient services have traditionally been paid at the lower of customary charges or on a reasonable cost basis. The Balanced Budget Act established a PPS for outpatient hospital services that commenced on August 1, 2000. All services paid under the new PPS for hospital outpatient services are classified into groups called ambulatory payment classifications or "APCs". Services in each APC are similar clinically and in terms of the resources they require. Depending on the services provided, each outpatient encounter could result in the assignment of multiple APC payments. The Balanced Budget Refinement Act of 1999 eliminated the anticipated average reduction of 5.7% for various Medicare outpatient business under the Balanced Budget Act of 1997. Under the Balanced Budget Refinement Act of 1999, non-urban hospitals with 100 beds or less are held harmless under Medicare outpatient PPS through December 31, 2003. Thirty-four of our hospitals qualify for this relief. Losses under Medicare outpatient PPS for non-urban hospitals with greater than 100 beds and urban hospitals will be mitigated through a corridor reimbursement approach, where a percentage of losses will be reimbursed through December 31, 2003. All of our remaining hospitals qualify for relief under this provision.

    Skilled nursing facilities have historically been paid by Medicare on the basis of actual costs, subject to limitations. The Balanced Budget Act established a PPS for Medicare skilled nursing facilities. The new PPS commenced in July 1998, and is being implemented progressively over a three year term. We have experienced reductions in payments for our skilled nursing services. However, the

Balanced Budget Refinement Act of 1999, effective as of October 1, 2000 and the Benefit and Improvement Act of 2000 established adjustments to the PPS payments made to skilled nursing facilities.

    The Balanced Budget Act also required the Department of Health and Human Services to establish a PPS for home health services. The Balanced Budget Act of 1997 put in place the interim payment system, commonly known as "IPS," until the home health PPS could be implemented. As of October 1, 2000, the home health PPS replaced IPS. We have experienced reductions in payments for our home health services and a decline in home health visits due to a reduction in benefits by reason of the Balanced Budget Act. Home health PPS has increased payments for our home health services.

    MEDICAID. Most state Medicaid payments are made under a PPS, reasonable cost, per diem, or established fee schedules. Medicaid is currently funded jointly by state and federal governments. The federal government and many states are currently considering significantly reducing Medicaid funding, while at the same time expanding Medicaid benefits. This could adversely affect future levels of Medicaid payments received by our hospitals.

    ANNUAL COST REPORTS. Hospitals participating in the Medicare and some Medicaid programs, whether paid on a reasonable cost basis or under a PPS, are required to meet certain financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients.

    Annual cost reports required under the Medicare and some Medicaid programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. Finalization of these audits often takes several years. Providers can appeal any final determination made in connection with an audit.

    COMMERCIAL INSURANCE. Our hospitals provide services to individuals covered by private healthcare insurance. Private insurance carriers pay our hospitals or in some cases reimburse their policyholders based upon the hospital's established charges and the coverage provided in the insurance policy. Commercial insurers are trying to limit the costs of hospital services by negotiating discounts, including PPS, which would reduce payments by commercial insurers to our hospitals. Reductions in payments for services provided by our hospitals to individuals covered by commercial insurers could adversely affect us.

COMPETITION

    The hospital industry is highly competitive. An important part of our business strategy is to acquire hospitals each year in non-urban markets. However, not-for-profit hospital systems and other for-profit hospital companies generally attempt to acquire the same type of hospitals as we do. In addition, some hospitals are sold through an auction process, which may result in higher purchase prices than we believe are reasonable.

    In addition to the competition we face for acquisitions and physicians, we must also compete with other hospitals and healthcare providers for patients. The competition among hospitals and other healthcare providers for patients has intensified in recent years. Our hospitals are located in non-urban service areas. Most of our hospitals face no direct competition because there are no other hospitals in their primary service areas. However, these hospitals do face competition from hospitals outside of their primary service area, including hospitals in urban areas that provide more complex services. These facilities are generally located in excess of 25 miles from our facilities. Patients in our primary service areas may travel to these other hospitals for a variety of reasons, including the need for services we do not offer or physician referrals. Patients who are required to seek services from these other hospitals may subsequently shift their preferences to those hospitals for services we do provide.

    Some of our hospitals operate in primary service areas where they compete with one other hospital. One of our hospitals competes with more than one other hospital in its primary service area. Some of these competing hospitals use equipment and services more specialized than those available at our hospitals. In addition, some of the hospitals that compete with us are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals can make capital expenditures without paying sales, property and income taxes. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology, and diagnostic centers.

    The number and quality of the physicians on a hospital's staff is an important factor in a hospital's competitive advantage. Physicians decide whether a patient is admitted to the hospital and the procedures to be performed. Admitting physicians may be on the medical staffs of other hospitals in addition to those of our hospitals. We attempt to attract our physicians' patients to our hospitals by offering quality services and facilities, convenient locations, and state-of-the-art equipment.

COMPLIANCE PROGRAM

    OUR COMPLIANCE PROGRAM. In early 1997, under our new management and leadership, we voluntarily adopted a company-wide compliance program. The program included the appointment of a compliance officer and committee, adoption of an ethics and business conduct code, employee education and training, implementation of an internal system for reporting concerns, auditing and monitoring programs, and a means for enforcing the program's policies.

    We take an operations team approach to compliance and utilize corporate experts for program design efforts and facility leaders for employee-level implementation. Compliance is another area that demonstrates our utilization of standardization and centralization techniques and initiatives which yield efficiencies and consistency throughout our facilities. We recognize that our compliance with applicable laws and regulations depends on individual employee actions as well as company operations. Our approach focuses on integrating compliance responsibilities with operational function. This approach is intended to reinforce our company-wide commitment to operate strictly in accordance with the laws and regulations that govern our business.

    Since its initial adoption, the compliance program continues to be expanded and developed to meet the industry's expectations and our needs. Specific written policies, procedures, training and educational materials and programs, as well as auditing and monitoring activities have been prepared and implemented to address the functional and operational aspects of our business. Included within these functional areas are materials and activities for business sub-units, including laboratory, radiology, pharmacy, emergency, surgery, observation, home health, skilled nursing, and clinics. Specific areas identified through regulatory interpretation and enforcement activities have also been addressed in our program. Claims preparation and submission, including coding, billing, and cost reports, comprise the bulk of these areas. Financial arrangements with physicians and other referral sources, including anti-kickback and Stark laws, emergency department treatment and transfer requirements, and other patient disposition issues are also the focus of policy and training, standardized documentation requirements, and review and audit.

    INPATIENT CODING COMPLIANCE ISSUE. In August 1997, during a routine internal audit at one of our facilities, we discovered inaccuracies in the DRG coding for some of our inpatient medical records. At that time, this was the primary auditing activity for our compliance program. These inaccuracies involved inpatient coding practices that had been put in place prior to the time we acquired our operating company in 1996.

    Because of the concerns raised by the internal audit, we performed an internal review of historical inpatient coding practices. At the completion of this review in December 1997, we voluntarily disclosed the coding problems to the Office of Inspector General of the U.S. Department of Health and Human

Services. After discussions with the Inspector General, we agreed to have an independent consultant audit the coding for eight specific DRGs. This audit ultimately involved a review by the consultant of approximately 1,500 patient files. The audit procedures we followed generated a statistically valid estimate of the dollar amounts related to coding errors for these DRGs at 36 of our hospitals for the period 1993 to 1997.

    The results of this audit were reviewed by the Inspector General and the Department of Justice, who also conducted their own investigation. We cooperated fully with their investigation. The government agencies advised us of potential liability under various legal theories, including the False Claims Act. Under the False Claims Act, we could be liable for as much as treble damages and penalties of between $5,000 and $10,000 per false claim submitted to Medicare and Medicaid.

    We entered into a settlement agreement in May 2000 with these federal government agencies and the applicable state Medicaid programs. Pursuant to the settlement agreement, we paid approximately $31.8 million in May 2000 and were released from all civil claims relating to the coding of the eight specific DRGs for the hospitals and time periods covered in the audit. We funded this payment from our acquisition loan facility. During 1998 and 1999, we established a liability in our financial statements for this amount. We have also agreed with the Inspector General to continue our existing voluntary compliance program under a corporate compliance agreement and to adopt various additional compliance measures for a period of three years. These additional compliance measures include making various reports to the federal government and having our actions pursuant to the compliance agreement reviewed annually by a third party.

    The compliance measures and reporting and auditing requirements contained in the compliance agreement include:

    - continuing the duties and activities of our corporate compliance officer, corporate compliance work group, and facility compliance chairs and committees;

    - maintaining our written ethics and conduct policy, which sets out our commitment to full compliance with all statutes, regulations, and guidelines applicable to federal healthcare programs;

    - maintaining our written policies and procedures addressing the operation of our compliance program, including proper coding for inpatient hospital stays;

    - continuing our general training on the ethics and conduct policy and adding training about our compliance program and the compliance agreement;

    - continuing our specific training for the appropriate personnel on billing and coding issues;

    - continuing independent third party periodic audits of our facilities' inpatient DRG coding;

    - having an independent third party perform an annual review of our compliance with the compliance agreement;

    - continuing our confidential disclosure program and "ethics hotline" to enable employees or others to disclose issues or questions regarding possible inappropriate policies or behavior;

    - enhancing our screening program to ensure that we do not hire or engage employees or contractors who are ineligible persons for federal healthcare programs;

    - reporting any material deficiency which resulted in an overpayment to us by a federal healthcare program; and

    - submitting annual reports to the Inspector General which describe in detail the operations of our corporate compliance program for the past year.

    Our substantial adherence to the terms and conditions of the compliance agreement will constitute an element of our eligibility to participate in the federal healthcare programs. Consequently, material, uncorrected violations of the compliance agreement could lead to suspension or disbarment from these federal programs. In addition, we will be subject to possible civil penalties for a failure to substantially comply with the terms of the compliance agreement, including stipulated penalties ranging between $1,000 to $2,500 per day. We will also be subject to a stipulated penalty of $25,000 per day, following notice and cure periods, for any deliberate and/or flagrant breach of the material provisions of the compliance agreement.

EMPLOYEES

    At December 31, 2000, we employed approximately 14,073 full time employees and 3,616 part-time employees. Of these employees, approximately 973 are represented by labor organizations. We believe that our labor relations are good.

PROFESSIONAL LIABILITY

    As part of our business of owning and operating hospitals, we are subject to legal actions alleging liability on our part. To cover claims arising out of the operations of hospitals, we generally maintain professional malpractice liability insurance and general liability insurance on a claims made basis in amounts and with deductibles that we believe to be sufficient for our operations. We also maintain umbrella liability coverage covering claims which, due to their nature or amount, are not covered by our insurance policies. We cannot assure you that professional liability insurance will cover all claims against us or continue to be available at reasonable costs for us to maintain adequate levels of insurance.

ENVIRONMENTAL MATTERS

    We are subject to various federal, state, and local laws and regulations governing the use, discharge, and disposal of hazardous materials, including medical waste products. Compliance with these laws and regulations is not expected to have a material adverse effect on us. It is possible, however, that environmental issues may arise in the future which we cannot now predict.

ITEM 2.

PROPERTIES

    Our hospitals are general care hospitals offering a wide range of inpatient and outpatient medical services. These services generally include internal medicine, general surgery, cardiology, oncology, orthopedics, OB/GYN, diagnostic and emergency room services, outpatient surgery, laboratory, radiology, respiratory therapy, physical therapy, and rehabilitation services. In addition, some of our hospitals provide skilled nursing and home health services based on individual community needs.

    For each of our hospitals, the following table shows its location, the date of its acquisition or lease inception and the number of licensed beds as of December 31, 2000:

                                                                         DATE OF
                                                         LICENSE    ACQUISITION/LEASE    OWNERSHIP
HOSPITAL                                     CITY        BEDS(1)        INCEPTION           TYPE
--------                                --------------   --------   -----------------   ------------
ALABAMA

Woodland Community Hospital...........  Cullman            100      October, 1994       Owned

Parkway Medical Center Hospital.......  Decatur            120      October, 1994       Owned

L.V. Stabler Memorial Hospital........  Greenville          72      October, 1994       Owned

Hartselle Medical Center..............  Hartselle          150      October, 1994       Owned

Edge Regional Hospital................  Troy                97      December, 1994      Owned

Lakeview Community Hospital...........  Eufaula             74      April, 2000         Owned

South Baldwin Regional................  Foley               82      June, 2000          Leased

ARIZONA

Payson Regional Medical Center........  Payson              66      August, 1997        Leased

Western Arizona Regional..............  Bullhead City       90      July, 2000          Owned

ARKANSAS

Harris Hospital.......................  Newport            132      October, 1994       Owned

Randolph County Medical Center........  Pocahontas          50      October, 1994       Leased

CALIFORNIA

Barstow Community Hospital............  Barstow             56      January, 1993       Leased

Fallbrook Hospital....................  Fallbrook           47      November, 1998      Operated (2)

Watsonville Community Hospital........  Watsonville        102      September, 1998     Owned

FLORIDA

North Okaloosa Medical Center.........  Crestview          110      March, 1996         Owned

GEORGIA

Berrien County Hospital...............  Nashville           71      October, 1994       Leased

Fannin Regional Hospital..............  Blue Ridge          34      January, 1986       Owned

ILLINOIS

Crossroads Community Hospital.........  Mt. Vernon          55      October, 1994       Owned

Marion Memorial Hospital..............  Marion              99      October, 1996       Leased

KENTUCKY

Parkway Regional Hospital.............  Fulton              70      May, 1992           Owned

Three Rivers Medical Center...........  Louisa              90      May, 1993           Owned

Kentucky River Medical Center.........  Jackson             55      August, 1995        Leased

                                                                         DATE OF
                                                         LICENSE    ACQUISITION/LEASE    OWNERSHIP
HOSPITAL                                     CITY        BEDS(1)        INCEPTION           TYPE
--------                                --------------   --------   -----------------   ------------
LOUISIANA

Byrd Regional Hospital................  Leesville           70      October, 1994       Owned

Sabine Medical Center.................  Many                52      October, 1994       Owned

River West Medical Center.............  Plaquemine          80      August, 1996        Leased

MISSISSIPPI

The King's Daughters Hospital.........  Greenville         137      September, 1999     Owned

MISSOURI

Moberly Regional Medical Center.......  Moberly            114      November, 1993      Owned

Northeastern Regional Medical
  Center..............................  Kirksville         164      December, 2000      Owned

NEW MEXICO

Mimbres Memorial Hospital.............  Deming              49      March, 1996         Owned

Eastern New Mexico Medical Center.....  Roswell            162      April, 1998         Owned

Northeastern Regional Hospital........  Las Vegas           54      April, 2000         Leased

NORTH CAROLINA

Martin General Hospital...............  Williamston         49      November, 1998      Leased

PENNSYLVANIA

Berwick Hospital......................  Berwick            144      March, 1999         Owned

SOUTH CAROLINA

Marlboro Park Hospital................  Bennettsville      109      August, 1996        Leased

Chesterfield General Hospital.........  Cheraw              66      August, 1996        Leased

Springs Memorial Hospital.............  Lancaster          194      November, 1994      Owned

TENNESSEE

Lakeway Regional Hospital.............  Morristown         135      May, 1993           Owned

Scott County Hospital.................  Oneida              99      November, 1989      Leased

Cleveland Community Hospital..........  Cleveland          100      October, 1994       Owned

White County Community Hospital.......  Sparta              60      October, 1994       Owned

TEXAS

Big Bend Regional Medical Center......  Alpine              40      October, 1999       Owned

Northeast Medical Center..............  Bonham              75      August, 1996        Owned

Cleveland Regional Medical Center.....  Cleveland          115      August, 1996        Leased

Highland Medical Center...............  Lubbock            123      September, 1986     Owned

Scenic Mountain Medical Center........  Big Spring         150      October, 1994       Owned

                                                                         DATE OF
                                                         LICENSE    ACQUISITION/LEASE    OWNERSHIP
HOSPITAL                                     CITY        BEDS(1)        INCEPTION           TYPE
--------                                --------------   --------   -----------------   ------------
Hill Regional Hospital................  Hillsboro           92      October, 1994       Owned

Lake Granbury Medical Center..........  Granbury            56      January, 1997       Leased

UTAH

Tooele Valley Regional Medical
  Center..............................  Tooele              38      October, 2000       Owned (3)

VIRGINIA

Greensville Memorial Hospital.........  Emporia            114      March, 1999         Leased

Russell County Medical Center.........  Lebanon             78      September, 1986     Owned

Southampton Memorial Hospital.........  Franklin           105      March, 2000         Leased

WYOMING

Evanston Regional Hospital............  Evanston            42      November, 1999      Owned

------------------------

(1) Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2) We operate this hospital under a lease-leaseback and operating agreement. We recognize all operating statistics, revenue and expenses associated with this hospital in our consolidated financial statements.

(3) We acquired this hospital as of October 1, 2000. Prior to the acquisition, we operated this hospital under a management agreement and did not include the operating statistics of this hospital in our consolidated statistics. During the term of the management agreement, our fee was equal to the hospital's EBITDA.

ITEM 3.

LEGAL PROCEEDINGS

    We entered into a settlement agreement in May 2000 with the Inspector General, the Department of Justice, and the applicable state Medicaid programs pursuant to which we paid approximately $31.8 million in exchange for a release of civil claims associated with possible inaccurate inpatient coding for the period 1993 to 1997. For a description of the terms of the settlement agreement as well as the events giving rise to the settlement agreement, see "Item 1--Compliance Program."

    In May 1999, we were served with a complaint in U.S. EX REL. BLEDSOE V. COMMUNITY HEALTH SYSTEMS, INC., Case # 1-98-CV-0435-MHS (N.D. Ga.). This qui tam action seeks treble damages and penalties under the False Claims Act against us. The Department of Justice did not intervene in this action. The allegations in the amended complaint are extremely general, but involve Medicare billing at our White County Community Hospital in Sparta, Tennessee. In September 2000, the court granted our motion to transfer this case to federal court in Tennessee and our motion to dismiss the case is before the court. Based on our review of the allegations of the relator, we do not believe that this lawsuit is meritorious and we intend to vigorously defend ourselves against this action.

    The Department of Justice also has notified us of the existence of U.S. EX REL. SMITH V. COMMUNITY HEALTH SYSTEMS, INC., filed in September 1999 in the federal court in Nashville, Tennessee. This qui tam lawsuit was brought against us by a former employee of our Lakeway Regional Hospital. The complaint alleges violations of the False Claims Act in connection with alleged inflated costs caused by incorrect allocation of employee salaries to Lakeway Regional Hospital's rehabilitation unit, as well as improper

Medicare reimbursement for patients readmitted to that hospital from the rehabilitation unit. Our review indicates that the allegations relating to the reimbursement for the readmitted patients lack factual support. In addition, our review indicates that any inaccuracies in salary allocations to the rehabilitation unit's cost reports were relatively minimal in amount. The Department of Justice has advised us informally that it has decided not to intervene, but we have not been formally served with the complaint. We intend to assert a number of factual and legal defenses to these allegations.

    The Department of Justice also has notified us of the existence of U.S. EX REL. KOWATLI V. RUSSELL COUNTY MEDICAL CENTER, ET AL., filed in January 1999 in the federal court in Abingdon, Virginia. This lawsuit was brought by a physician who formerly had privileges at Russell County Medical Center. The complaint is filed under the False Claims Act against various individual doctors as well as Russell County Medical Center and us. The complaint alleges that the defendants engaged in unnecessary and unsafe medical procedures, tests and hospitalizations. The physician had previously filed two antitrust actions against the doctors and hospital which were both found to be without merit and dismissed by the courts. Based upon our investigation into the allegations at the request and direction of the Department of Justice, we do not believe this lawsuit has any merit. We have not been served with the complaint, and the Department of Justice has not made a decision to intervene.

    In 1999, we received federal grand jury subpoenas from the U.S. Attorney's Office for the Eastern District of Arkansas seeking documents from our Harris Hospital facility relating to its mammography department. Investigators from the Food and Drug Administration and the State of Arkansas also sought documents and interviewed employees relating to the activities of the Harris Hospital mammography department. We have cooperated with the government's investigation and made documents and individuals available. In January 2001, we received a contact letter in connection with this matter from the Civil Division of the United States Attorney's Office. The letter alleges violations of the False Claims Act and the Mammography Quality Standards Act. We have reopened our investigation into this matter to determine whether the allegations have merits and will defend them accordingly.

    Because of the uncertain nature of litigation, we cannot predict the outcome of these matters.

    We also receive various inquiries or subpoenas from state regulators, fiscal intermediaries, and the Department of Justice regarding various Medicare and Medicaid issues. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business or arising out of transactions. Plaintiffs in these lawsuits generally request punitive or other damages that by state law may not be able to be covered by insurance. We are not aware of any pending or threatened litigation which we believe would have a material adverse impact on us.

ITEM 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2000.

                                    PART II

ITEM 5.

MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    We completed an initial public offering of our Common Stock which began trading on June 9, 2000 and was closed on June 14, 2000. Our Common Stock is listed on the New York Stock Exchange under the symbol CYH. At March 16, 2001, there were approximately 48 record holders and 4,150 beneficial holders of our Common Stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of our Common Stock as reported by the New York Stock Exchange. Our Common Stock did not trade below the June 9, 2000 initial public offering price of $13.00.

                                                             HIGH       LOW
                                                           --------   --------
Year Ended December 31, 2000
  Second Quarter (beginning June 9, 2000)................  $16.3125   $ 13.00
  Third Quarter..........................................     32.50    15.625
  Fourth Quarter.........................................     37.20     24.25

    We have not paid any cash dividends since its inception, and do not anticipate the payment of cash dividends in the foreseeable future.

    The shares of our Common Stock sold in our initial public offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration
No. 333-31790). In total, we sold 20,425,717 shares in the offering at $13.00 per share, including 1,675,717 shares sold on July 3, 2000 in connection with the exercise by the underwriters of their overallotment option. After deducting the underwriting discounts and commissions and the offering expenses described above, the Company received net proceeds from the offering of $245.7 million which was used to repay long-term debt.

    On November 3, 2000, we closed a second public offering of Common Stock. The shares of our Common Stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "Registration Statement") (Registration No. 333-47354). The 10,000,000 shares offered by the Company and 8,000,000 shares offered by the selling shareholders under the Registration Statement were sold at a price of $28.1875 per share. After deducting the underwriting discounts and commissions and the offering expenses described above, the Company received net proceeds from the offering of $268.9 million which was used to repay long-term debt.

ITEM 6.

                            SELECTED FINANCIAL DATA


                                                                                 PERIOD FROM      PREDECESSOR(1)
                                                                                   JULY 1         PERIOD FROM
                                                                                   THROUGH         JANUARY 1
                                         YEAR ENDED DECEMBER 31,                  DECEMBER        THROUGH JUNE
                           ---------------------------------------------------       31,              30,
                              2000         1999         1998          1997         1996(3)          1996(2)
                           ----------   ----------   -----------   -----------   -----------      --------------
                                              (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
CONSOLIDATED STATEMENT OF
  OPERATIONS DATA
Net operating revenues...  $1,337,501   $1,079,953   $   854,580   $   742,350   $   327,922         $294,166
Income (loss) from
  operations.............     155,112      105,255       (95,152)       53,081        27,118          (34,069)
Net income (loss)........       9,569      (16,789)     (183,290)      (32,171)      (13,102)         (27,252)
Net income (loss) per
  share -- Diluted.......        0.14        (0.31)        (3.38)        (0.60)        (0.24)              --
Weighted-average number
  of shares outstanding
  -- Diluted (4).........  69,187,191   54,545,030    54,249,895    53,989,089    53,786,432               --
CONSOLIDATED BALANCE
  SHEET DATA (AS OF END
  OF PERIOD OR YEAR)
Cash and cash
  equivalents............  $   13,740   $    4,282   $     6,719   $     7,663   $    26,588         $ 10,410
Total assets.............   2,213,837    1,895,084     1,747,016     1,643,521     1,630,630          506,323
Long-term obligations....   1,216,790    1,430,099     1,273,502     1,053,450     1,009,698          246,216
Stockholders' equity.....     756,174      229,708       246,826       433,625       465,673          165,879

--------------------------

(1) Effective in July 1996, we acquired all of the outstanding common stock of our principal subsidiary, CHS/Community Health Systems, Inc. The predecessor company had a substantially different capital structure compared to ours. Because of the limited usefulness of the earnings per share information for the predecessor company, these amounts have been excluded.

(2) Includes two acquisitions.

(3) Includes six acquisitions.

(4) See note 10 to the consolidated financial statements, included later in this Form 10-K.

ITEM 7.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

    You should read this discussion together with our consolidated financial statements and the accompanying notes and Selected Financial Data included elsewhere in this Form 10-K.

OVERVIEW

    We are the largest non-urban provider of general hospital healthcare services in the United States in terms of number of facilities and the second largest in terms of revenues and EBITDA. As of December 31, 2000, we owned, leased or operated 52 hospitals, geographically diversified across 20 states, with an aggregate of 4,688 licensed beds. In over 85% of our markets, we are the sole provider of general hospital healthcare services. In most of our other markets, we are one of two providers of general hospital healthcare services. For the fiscal year ended December 31, 2000, we generated $1.34 billion in net operating revenues and $252.7 million in adjusted EBITDA. We achieved revenue growth of 23.8% in 2000 and 26.4% in 1999. We also achieved growth in adjusted EBITDA of 23.8% in 2000 and 22.7% in 1999.

ACQUISITIONS

    During 2000, we acquired, through five purchases and two capital lease transactions, most of the assets, including working capital, of seven hospitals. These acquisitions include the purchase of assets of a hospital which we were managing under an operating agreement. We had purchased the working capital accounts of that hospital in 1998. The consideration for the seven hospitals totaled approximately $247 million. This consideration consisted of $148 million in cash, which we borrowed under our acquisition loan facilities, and assumed liabilities of $99 million. We prepaid the lease obligation relating to each lease transaction. We included the prepayment as part of the cash consideration.

    During 1999, we acquired, through three purchases and one capital lease transaction, most of the assets, including working capital, of four hospitals. The consideration for the four hospitals totaled approximately $78 million. This consideration consisted of $59.7 million in cash, which we borrowed under our acquisition loan facility, and assumed liabilities of $18.1 million. We prepaid the entire lease obligation relating to the lease transaction. We included the prepayment as part of the cash consideration. We also opened one additional hospital, after completion of construction, at a cost of $15.3 million. This owned hospital replaced a hospital that we managed.

    During 1998, we acquired, through two purchase and two capital lease transactions, most of the assets, including working capital, of four hospitals. The consideration for the four hospitals totaled approximately $219 million. This consideration consisted of $169.8 million in cash, which we borrowed under our acquisition loan facility, and assumed liabilities of $48.8 million. We prepaid the entire lease obligation relating to each lease transaction. We included the prepayment as part of the cash consideration. Also, effective December 1, 1998, we entered into an operating agreement relating to a 38 licensed bed hospital. We also purchased the working capital accounts of that hospital. The cash payment made for this hospital was $2.8 million. Pursuant to this operating agreement, upon specified conditions being met, we will be obligated to construct a replacement hospital and to purchase for $0.9 million the remaining assets of the hospital. Upon completion, all rights of ownership and operation will transfer to us.

    Goodwill from the acquisition of our predecessor company in 1996 was $662.1 million and from subsequent hospital acquisitions was $323.5 million as of December 31, 2000. Based on management's assessment of the goodwill's estimated useful life, we generally amortize our goodwill over 40 years. Goodwill represented 130.3% of our shareholders' equity as of December 31, 2000; the amount of goodwill amortized equaled 16.6% of our income from operations for the year ended December 31, 2000. Significant adverse changes in facts regarding our industry, markets and operations could cause our management to shorten the estimated useful life used to amortize our goodwill. This could result in material increases in amortization of goodwill, or cause impairments to the carrying amount of such goodwill, resulting in a non-cash charge which would reduce operating income.

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

    On May 1, 2000, we terminated the lease of a hospital previously held for disposition. At December 31, 2000, the carrying amounts of one of our hospitals, which is being held for disposition, were segregated from our remaining assets and classified in other assets, net in our consolidated balance sheet as of December 31, 2000. We do not expect the impact of any gain or loss on our financial results to be material.

SOURCES OF REVENUE

    Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. Approximately 46% of net operating revenues for the year ended December 31, 2000, 48% for the year ended December 31, 1999, and 49% for the year ended December 31, 1998, are related to services rendered to patients covered by the Medicare and Medicaid programs. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We record adjustments to the estimated billings in the periods that such adjustments become known. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in future periods as final settlements are determined. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the years ended December 31, 2000, 1999 and 1998. Net amounts due to third-party payors as of December 31, 2000 were $2.3 million and as of December 31, 1999 were $9.1 million. We included these amounts in "Accrued Liabilities--Other" in our balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 1997.

    We expect the percentage of revenues received from the Medicare program to increase due to the general aging of the population and the restoration of some payments under the Balanced Budget Refinement Act of 1999 and Benefit and Improvement Protection Act of 2000. The payment rates under the Medicare program for inpatients are based on a prospective payment system, based upon the diagnosis of a patient. While these rates are indexed for inflation annually, the increases have historically been less than actual inflation. Reductions in the rate of increase in Medicare reimbursement may have an adverse impact on our net operating revenue growth.

    The implementation of Medicare's new prospective payment system for outpatient hospital care, effective August 1, 2000, had a favorable impact, however, not material to our overall operating results. The Health Care Financing Administration estimated that this new prospective payment system will result in an overall 9.7% increase in projected outpatient payments which began August 1, 2000.

    In December 2000, the Benefit Improvement and Protection Act of 2000 became law. It is estimated that the changes to be implemented to many facets of the Medicare reimbursement system will increase reimbursement. We do not believe these increases will be material to our overall operating results.

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

    The following tables summarize, for the periods indicated, selected operating data.

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2000        1999        1998
                                                              ---------   ---------   ---------
                                                              (EXPRESSED AS A PERCENTAGE OF NET
                                                                     OPERATING REVENUES)
Net operating revenues......................................    100.0       100.0       100.0
Operating expenses (1)......................................    (81.1)      (81.1)      (80.5)
                                                                -----       -----       -----
Adjusted EBITDA (2).........................................     18.9        18.9        19.5
Depreciation and amortization...............................     (5.4)       (5.3)       (5.8)
Amortization of goodwill....................................     (1.9)       (2.3)       (3.1)
Impairment of long-lived assets.............................       --          --       (19.3)
Compliance settlement and Year 2000 remediation costs (3)...       --        (1.6)       (2.4)
                                                                -----       -----       -----
Income (loss) from operations...............................     11.6         9.7       (11.1)
Interest, net...............................................     (9.5)      (10.8)      (11.8)
                                                                -----       -----       -----
Income (loss) before cumulative effect of a change in
  accounting principle and income taxes.....................      2.1        (1.1)      (22.9)
Provision for (benefit from) income taxes...................      1.4         0.5        (1.5)
                                                                -----       -----       -----
Income (loss) before cumulative effect of a change in
  accounting principle......................................      0.7        (1.6)      (21.4)
                                                                =====       =====       =====

                                                                  YEARS ENDED
                                                                 DECEMBER 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
Percentage change from prior period:
Net operating revenues......................................    23.8       26.4
Admissions..................................................    19.0       20.3
Adjusted admissions (4).....................................    20.9       22.6
Average length of stay......................................    (5.0)      (4.8)
Adjusted EBITDA (2).........................................    23.8       22.7
Same hospitals percentage change from prior period (5):
Net operating revenues......................................    10.3        7.6
Admissions..................................................     6.3        4.9
Adjusted admissions.........................................     7.3        7.7
Adjusted EBITDA (2).........................................    16.7       12.6

------------------------

(1) Operating expenses include salaries and benefits, provision for bad debts, supplies, rent, and other operating expenses, and exclude the items that are excluded for purposes of determining adjusted EBITDA as discussed in footnote (2) below.

(2) We define adjusted EBITDA as EBITDA adjusted to exclude cumulative effect of a change in accounting principle, impairment of long-lived assets and compliance settlement and Year 2000 remediation costs. EBITDA consists of income (loss) before interest, income taxes, depreciation and amortization, and amortization of goodwill. EBITDA and adjusted EBITDA should not be considered as measures of financial performance under generally accepted accounting principles. Items excluded from EBITDA and adjusted EBITDA are significant components in understanding and assessing financial performance. EBITDA and adjusted EBITDA are key measures used by management to evaluate our operations and provide useful information to investors. EBITDA and adjusted EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA and adjusted EBITDA are not measurements determined in accordance with generally accepted accounting principles and are thus susceptible to varying calculations, EBITDA and adjusted EBITDA as presented may not be comparable to other similarly titled measures of other companies.

(3) Includes Year 2000 remediation costs representing 0.0% in 1998, 0.3% in 1999 and 0.0% in 2000.

(4) Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(5) Includes acquired hospitals to the extent we operated them during comparable periods in both years.

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

    Net operating revenues increased by 23.8% to $1,337.5 million in 2000 from $1,080.0 million in 1999. Of the $257.5 million increase in net operating revenues, the hospitals we acquired, including one constructed, in 2000 and 1999, contributed $149.6 million and hospitals we owned throughout both periods contributed $107.9 million. The $107.9 million, or 10.3%, increase in same hospitals net operating revenues was attributable primarily to inpatient and outpatient volume increases. In 2000, we experienced an estimated $25 million of reductions from the Balanced Budget Act of 1997. We have experienced lower payments from a number of payors, resulting primarily from:

    - reductions mandated by the Balanced Budget Act of 1997, particularly in the areas of reimbursement for Medicare outpatient, capital, bad debts, home health, and skilled nursing;

    - reductions in various states' Medicaid programs; and

    - reductions in length of stay for patients not reimbursed on an admission basis.

    We expect the Balanced Budget Refinement Act of 1999 and the Benefit Improvement and Protection Act of 2000 to lessen the impact of these reductions in future periods.

    Inpatient admissions increased by 19.0%. Adjusted admissions increased by 20.9%. Average length of stay decreased by 5.0%. On a same hospitals basis, inpatient admissions increased by 6.3% and adjusted admissions increased by 7.3%. The increase in same hospitals inpatient admissions and adjusted admissions was due primarily to an increase in services offered, physician relationship development efforts, and the addition of physicians through our focused recruitment program. On a same hospitals basis, net outpatient operating revenues increased 13.7%. Outpatient growth reflects the continued trend toward a preference for outpatient procedures, where appropriate, by patients, physicians, and payors.

    Operating expenses, as a percentage of net operating revenues, remained unchanged at 81.1% from 1999 to 2000. Adjusted EBITDA margin remained unchanged at 18.9% from 1999 to 2000. Salaries and benefits, as a percentage of net operating revenues, decreased from 38.8% in 1999 to 38.7% in 2000. Provision for bad debts, as a percentage of net operating revenues, increased to 9.1% in 2000 from 8.8% in 1999 due to an increase in self-pay revenues and payor remittance slowdowns in part caused by an increase in the number of acquisition conversions. The conversion is the process by which the Company must apply for new Medicare and Medicaid provider numbers on acquired hospitals. This process results in billing delays and payor remittance slowdowns and subsequently an increase in the allowance for uncollectible receivables during the conversion period. Supplies, as a percentage of net operating revenues, decreased to 11.5% in 2000 from 11.7% in 1999. Rent and other operating expenses, as a percentage of net operating revenues, remained unchanged at 21.7% from 1999 to 2000.

    On a same hospitals basis, operating expenses as a percentage of net operating revenues decreased from 81.2% in 1999 to 80.1% in 2000 and adjusted EBITDA margin increased from 18.8% in 1999 to 19.9% in 2000. These efficiency and productivity gains resulted from the achievement of target staffing ratios, physician recruiting efforts, and improved compliance with national purchasing contracts. Operating expenses improved as a percentage of net operating revenues in every major category except provision for bad debts which increased slightly and other operating expenses which were flat compared to 1999.

    Depreciation and amortization increased by $15.0 million from $56.9 million in 1999 to $71.9 million in 2000. The twelve hospitals acquired in 1999 and 2000 accounted for $5.9 million of the increase and facility renovations and purchases of equipment primarily accounted for the remaining $9.1 million.

    Amortization of goodwill increased by $1.0 million from $24.7 million in 1999 to $25.7 million in 2000. This increase primarily related to the twelve hospitals acquired, including one constructed, in 1999 and 2000.

    Interest, net increased by $10.9 million from $116.5 million in 1999 to $127.4 million in 2000. The twelve hospitals acquired, including one constructed, in 1999 and 2000 accounted for approximately $8.5 million of the increase, borrowings under our credit agreement to finance capital expenditures and physician recruiting accounted for $10.0 million of the increase, borrowings to fund our compliance settlement accounted for $1.9 million of the increase and changes in interest rates accounted for $8.2 million of the increase. These increases were offset by savings of approximately $16.0 million from the repayment of long-term debt with the proceeds from our initial public and secondary offerings in 2000 and a savings of $1.7 million from an increase in cash flow from operations.

    Income before income taxes for 2000 was $27.7 million compared to a loss of $11.2 million in 1999. This improvement is primarily the result of revenue growth from both acquisitions and same store hospitals, management's ability to control expenses and a reduction in the growth rate of interest expense.

    The provision for income taxes in 2000 was $18.2 million compared to $5.6 million in 1999. Due to the non-deductible nature of certain goodwill amortization, the resulting effective tax rate is in excess of the statutory rate.

    Net income for 2000 was $9.6 million as compared to $16.8 million net loss in 1999.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

    Net operating revenues increased by 26.4% to $1,080.0 million in 1999 from $854.6 million in 1998. Of the $225.4 million increase in net operating revenues, the nine hospitals we acquired, including one constructed, in 1998 and 1999, contributed $160.6 million and hospitals we owned throughout both periods contributed $64.8 million. The $64.8 million, or 7.6%, increase in same hospitals net operating revenues was attributable primarily to inpatient and outpatient volume increases, partially offset by a decrease in reimbursement. In 1999, we experienced an estimated $23 million of revenue reductions from the Balanced Budget Act of 1997. We have experienced lower payments from a number of payors, resulting primarily from:

    - reductions mandated by the Balanced Budget Act of 1997, particularly in the areas of reimbursement for Medicare outpatient, capital, bad debts, home health, and skilled nursing;

    - reductions in various states' Medicaid programs; and

    - reductions in length of stay for patients not reimbursed on an admission basis.

    Inpatient admissions increased by 20.3%. Adjusted admissions increased by 22.6%. Average length of stay decreased by 4.8%. On a same hospitals basis, inpatient admissions increased by 4.9% and adjusted admissions increased by 7.7%. The increase in same hospitals inpatient admissions and adjusted admissions was due primarily to an increase in services offered, physician relationship development efforts, and the addition of physicians through our focused recruitment program. On a same hospitals basis, net outpatient operating revenues increased 14.8%. Outpatient growth reflects the continued trend toward a preference for outpatient procedures, where appropriate, by patients, physicians, and payors.

    Operating expenses, as a percentage of net operating revenues, increased from 80.5% in 1998 to 81.1% in 1999 due to higher operating expenses and lower initial adjusted EBITDA margins associated with acquired hospitals and one recently constructed hospital. Adjusted EBITDA margin decreased from 19.5% in 1998 to 18.9% in 1999. Salaries and benefits, as a percentage of net operating revenues, increased to 38.8% in 1999 from 38.4% in 1998, due to acquisitions of hospitals in 1998 and 1999 having higher salaries and benefits as a percentage of net operating revenues than our 1998 results. Provision for bad debts, as a percentage of net operating revenues, increased to 8.8% in 1999 from 8.1% in 1998 due to an increase in self-pay revenues and payor remittance slowdowns in part caused by payors converting their information systems to become year 2000 compliant. Supplies, as a percentage of net operating revenues, decreased to 11.7% in 1999 from 11.8% in 1998. Rent and other operating expenses, as a percentage of net operating revenues, decreased to 21.7% in 1999 from 22.3% in 1998.

    On a same hospitals basis, operating expenses as a percentage of net operating revenues decreased from 81.1% in 1998 to 80.3% in 1999 and adjusted EBITDA margin increased from 18.9% in 1998 to 19.7% in 1999. These efficiency and productivity gains resulted from the achievement of target staffing ratios and improved compliance with national purchasing contracts. Operating expenses improved as a percentage of net operating revenues in every major category except provision for bad debts.

    Depreciation and amortization increased by $7.0 million from $49.9 million in 1998 to $56.9 million in 1999. The nine hospitals acquired in 1998 and 1999 accounted for $7.1 million of the increase, and facility renovations and purchases of equipment accounted for the remaining $3.3 million. These increases were offset by a $3.4 million reduction in depreciation and amortization related to the 1998 impairment write-off of certain assets.

    Amortization of goodwill decreased by $1.9 million from $26.6 million in 1998 to $24.7 million in 1999. The 1998 impairment charge resulted in a $3.6 million reduction in amortization of goodwill, offset by an increase of $1.7 million primarily related to the nine hospitals acquired in 1998 and 1999.

    Interest, net increased by $15.3 million from $101.2 million in 1998 to $116.5 million in 1999. The nine hospitals acquired in 1998 and 1999 accounted for $10.2 million of the increase, and borrowings under our credit agreement to finance capital expenditures accounted for the remaining $5.1 million.

    Loss before cumulative effect of a change in accounting principle and income taxes for 1999 was $11.2 million compared to a loss of $196.3 million in 1998. A majority of this variance was due to a $164.8 million charge for impairment of long-lived assets recorded in 1998. In December 1998, in connection with our periodic review process, we determined that as a result of adverse changes in physician relationships, undiscounted cash flows from seven of our hospitals were below the carrying value of long-lived assets associated with those hospitals. Therefore, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," we adjusted the carrying value of the related long-lived assets, primarily goodwill, to their estimated fair value. We based the estimated fair values of these hospitals on specific market appraisals.

    The provision for income taxes in 1999 was $5.6 million compared to a benefit of $13.4 million in 1998. Due to the non-deductible nature of certain goodwill amortization and the goodwill portion of the 1998 impairment charge, the effective tax rate is in excess of the statutory rate.

    Including the impairment of long-lived assets, compliance settlement costs, Year 2000 remediation costs, and cumulative effect of a change in accounting principle charges, net loss for 1999 was $16.8 million as compared to $183.3 million net loss in 1998. In 1997, we initiated a voluntary review of inpatient medical records to determine whether documentation supported the inpatient codes billed to certain governmental payors for the years 1993 through 1997. We executed a settlement agreement with the appropriate state and federal governmental agencies for a negotiated settlement amount of approximately
$31.8 million, which we paid in May 2000. We recorded as a charge to income, under the caption "Compliance settlement and Year 2000 remediation costs,"
$20 million in 1998 and $14 million in 1999.

LIQUIDITY AND CAPITAL RESOURCES

2000 COMPARED TO 1999

    Net cash provided by operating activities increased by $34.7 million, from a use of $11.7 million during 1999 to cash provided of $23.0 million during 2000 due primarily to an increase in net income of $26.4 million, use of deferred tax assets of $17.2 million during 2000 as compared to creating deferred tax assets of $3.8 million in 1999, and an increase in accounts payable and accrued liabilities, offset by an increase in accounts receivable and the $31.8 million compliance settlement payment made during 2000. The use of cash in investing activities increased $88.9 million from $155.5 million in 1999 to $244.4 million in 2000. The increase is due primarily to an increase in cash used to finance hospital acquisitions of $88.5 million during 2000 and an increase in cash used to finance all other capital expenditures of $0.4 million. Net cash provided by financing activities increased $66.0 million from $164.9 million in 1999 to $230.9 million in 2000. We raised $514.5 million in proceeds, net of expenses from our initial public and secondary offerings completed in 2000, which were used to repay long term debt. Our borrowings during 2000 were $241.3 million and, excluding the offering proceeds, repayments would have been $11.0 million. Excluding the 2000 offering proceeds and the refinancing of our credit facility in 1999, this represents a $64.8 million increase compared to borrowings of $186.3 million and repayments of $20.9 million in 1999. The $64.8 million increase in borrowings is related to the increase in the amount spent on acquisitions of facilities partially offset by an increase in operating cash flows.

1999 COMPARED TO 1998

    Net cash provided by operating activities decreased by $27.4 million, from $15.7 million during 1998 to a use of $11.7 million during 1999 due primarily to an increase in accounts receivable at both same hospitals and newly-acquired hospitals. The use of cash in investing activities decreased from $236.6 million in 1998 to $155.5 million in 1999. The $81.1 million decrease was due primarily to a decrease in cash used to finance hospital acquisitions of $112.9 million during 1999. This decrease was offset by a $31.8 million increase in cash used primarily to finance capital expenditures during 1999, including approximately $15.0 million of Year 2000 expenditures. The 1998 use of cash to acquire facilities included four hospitals, two of which were larger facilities. Net cash provided by financing activities decreased from $219.9 million in 1998 to $164.9 million in 1999. Excluding the refinancing of our credit facility, borrowings in 1999 would have been $186.3 million and repayments would have been $20.9 million. This represents a $56.2 million decrease compared to $242.5 million borrowed in 1998 and repayments of long-term indebtedness of $20.9 million in 1999 compared to repayments of $18.8 million in 1998. The
$56.2 million decrease in borrowings related to a lesser amount spent on acquisition of facilities, partially offset by increased capital expenditures and an increase in the accounts receivable balance.

CAPITAL EXPENDITURES

    Our capital expenditures for 2000 totaled $63.0 million compared to $65.0 million in 1999 and $51.3 million in 1998. Our capital expenditures for 1999 excludes $15.3 million of costs associated with the opening and construction of one additional hospital. The decrease in capital expenditures in 2000 was due primarily to the increase in purchases of medical equipment and information system upgrades in 1999 related to year 2000 compliance. These same expenditures account for the increase in capital expenditures during 1999 as compared to 1998.

    Pursuant to hospital purchase agreements in effect as of December 31, 2000, we are required to construct four replacement hospitals through 2005 with an aggregate estimated construction cost, including equipment, of approximately $120 million. We expect total capital expenditures of approximately $90 million in 2001, including approximately $60 million for renovation and equipment purchases and approximately $30 million for construction of replacement hospitals.

CAPITAL RESOURCES

    Net working capital was $167.7 million at December 31, 2000 compared to $65.2 million at December 31, 1999. The $102.5 million increase was attributable primarily to an increase in accounts receivable due to a combination of growth in same hospitals revenues during 2000 and the addition of seven hospitals in 2000 as well as the payment of approximately $31.8 million related to the compliance settlement, which was borrowed against the acquisition loan facility, offset by an increase in accounts payable.

    During March 1999, we amended our credit agreement. The amended credit agreement provides for $644 million in term debt with quarterly amortization and staggered maturities in 2000, 2001, 2002, 2003, 2004 and 2005. This agreement also provides for revolving facility debt for working capital of up to $200 million and for acquisitions of up to $263.2 million. This revolving facility matures on December 31, 2002. Borrowings under the facility bear interest at either LIBOR or the higher of the prime rate, the three month certificate of deposit rate plus 1% of the federal funds rate plus 1/2 of 1%, plus in all cases various applicable margins. Some of these margins are fixed and others are based upon financial covenant ratio tests. As of December 31, 2000, under our credit agreement, our weighted average interest rate was 10.03%. As of December 31, 2000, we had availability to borrow an additional
$159.9 million under the working capital revolving facility and an additional $193.2 million under the acquisition loan revolving facility.

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

RECENT ACCOUNTING PRONOUNCEMENT NOT YET ADOPTED

    SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective January 1, 2001. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

FEDERAL INCOME TAX EXAMINATIONS

    The Internal Revenue Service is examining our filed federal income tax returns for the tax periods ended between December 31, 1993 and December 31, 1996. The Internal Revenue Service has indicated that it is considering a number of adjustments, primarily involving temporary or timing differences. To date, a revenue agent's report has not been issued in connection with the examination of these tax periods. While we anticipate a resolution of the current examinations within the next six months, we do not expect that the ultimate outcome of the Internal Revenue Service examinations will have a material effect on us.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    We are exposed to interest rate changes, primarily as a result of our credit agreement which bears interest based on floating rates. We have not taken any action to cover interest rate market risk, and are not a party to any interest rate market risk management activities.

    A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $9 million for 2000, $8 million for 1999, and $6 million for 1998.

               SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

THIS ANNUAL REPORT INCLUDES FORWARD-LOOKING STATEMENTS WHICH COULD DIFFER FROM
  ACTUAL FUTURE RESULTS.

    Some of the matters discussed in this Annual Report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "thinks," and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

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

    Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this Annual Report. We assume no obligation to update or revise them or provide reasons why actual results may differ.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS

                                                                  PAGE
                                                              ------------
Community Health Systems, Inc. Consolidated Financial
Statements:

  Independent Auditors' Report..............................            37

    Consolidated Statements of Operations for the Years
     Ended December 31, 2000, 1999 and 1998.................            38

    Consolidated Balance Sheets as of December 31, 2000 and
     1999...................................................            39

    Consolidated Statements of Stockholders' Equity for the
     Years Ended December 31, 2000, 1999 and 1998...........            40

    Consolidated Statements of Cash Flows for the Years
     Ended December 31, 2000, 1999 and 1998.................            41

    Notes to Consolidated Financial Statements..............        42--58

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Community Health Systems, Inc.
Brentwood, Tennessee

We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Community Health Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
February 20, 2001

                COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
Net operating revenues................................  $ 1,337,501   $ 1,079,953   $   854,580
Operating costs and expenses:
  Salaries and benefits...............................      517,392       419,320       328,264
  Provision for bad debts.............................      122,303        95,149        69,005
  Supplies............................................      154,211       126,693       100,633
  Rent................................................       31,385        25,522        22,344
  Other operating expenses............................      259,474       209,084       167,944
  Depreciation and amortization.......................       71,931        56,943        49,861
  Amortization of goodwill............................       25,693        24,708        26,639
  Impairment of long-lived assets.....................           --            --       164,833
  Compliance settlement and Year 2000 remediation
    costs.............................................           --        17,279        20,209
                                                        -----------   -----------   -----------
Total operating costs and expenses....................    1,182,389       974,698       949,732
                                                        -----------   -----------   -----------
Income (loss) from operations.........................      155,112       105,255       (95,152)
Interest expense, net of interest income of $600, $288
  and $261 in 2000, 1999 and 1998, respectively.......      127,370       116,491       101,191
                                                        -----------   -----------   -----------
Income (loss) before cumulative effect of a change in
  accounting principle and income taxes...............       27,742       (11,236)     (196,343)
Provision for (benefit from) income taxes.............       18,173         5,553       (13,405)
                                                        -----------   -----------   -----------
Income (loss) before cumulative effect of a change in
  accounting principle................................        9,569       (16,789)     (182,938)
Cumulative effect of a change in accounting principle,
  net of taxes of $189................................           --            --          (352)
                                                        -----------   -----------   -----------
Net income (loss).....................................  $     9,569   $   (16,789)  $  (183,290)
                                                        ===========   ===========   ===========
Basic and diluted earnings (loss) per common share:
Income (loss) before cumulative effect of a change in
  accounting principle................................  $      0.14   $     (0.31)  $     (3.37)
Cumulative effect of a change in accounting
  principle...........................................           --            --         (0.01)
                                                        -----------   -----------   -----------
Net income (loss).....................................  $      0.14   $     (0.31)  $     (3.38)
                                                        ===========   ===========   ===========
Weighted average number of shares outstanding:
  Basic...............................................   67,610,399    54,545,030    54,249,895
                                                        ===========   ===========   ===========
  Diluted.............................................   69,187,191    54,545,030    54,249,895
                                                        ===========   ===========   ===========

                See notes to consolidated financial statements.

                COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
                                       ASSETS
Current assets:
  Cash and cash equivalents.................................  $   13,740   $    4,282
  Patient accounts receivable, net of allowance for doubtful accounts of $52,935 and $34,499 in 2000 and 1999,
    respectively............................................     309,826      226,350
  Supplies..................................................      39,679       32,134
  Prepaid expenses and taxes................................      19,989        9,846
  Deferred income taxes.....................................       2,233        5,862
  Other current assets......................................      23,110       22,022
                                                              ----------   ----------
    Total current assets....................................     408,577      300,496
                                                              ----------   ----------
Property and equipment:
  Land and improvements.....................................      46,268       41,327
  Buildings and improvements................................     536,428      470,856
  Equipment and fixtures....................................     267,505      219,659
                                                              ----------   ----------
                                                                 850,201      731,842
  Less accumulated depreciation and amortization............    (142,120)    (108,499)
                                                              ----------   ----------
    Property and equipment, net.............................     708,081      623,343
                                                              ----------   ----------
Goodwill, net of accumulated amortization of $123,459 and
  $97,766 in 2000 and 1999, respectively....................     985,568      877,890
                                                              ----------   ----------
Other assets, net of accumulated amortization of $37,142 and
  $34,265 in 2000 and 1999, respectively....................     111,611       93,355
                                                              ----------   ----------
    Total assets............................................  $2,213,837   $1,895,084
                                                              ==========   ==========
                        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current maturities of long-term debt......................  $   17,433   $   27,029
  Accounts payable..........................................      83,191       57,392
  Compliance settlement payable.............................          --       30,900
  Accrued liabilities:
    Employee compensation...................................      56,840       49,346
    Interest................................................      27,389       19,451
    Other...................................................      56,020       51,159
                                                              ----------   ----------
      Total current liabilities.............................     240,873      235,277
                                                              ----------   ----------
Long-term debt..............................................   1,201,590    1,407,604
                                                              ----------   ----------
Other long-term liabilities.................................      15,200       22,495
                                                              ----------   ----------
Commitments and contingencies:
Stockholders' equity:
  Preferred stock, $.01 par value per share, 100,000,000
    shares authorized; none issued..........................          --           --
  Common stock, $.01 par value per share, 300,000,000 shares authorized; 87,105,562 shares issued and 86,137,582
    shares outstanding at December 31, 2000 and 56,588,787
    shares issued and 55,620,807 shares outstanding at
    December 31, 1999.......................................         871          566
  Additional paid-in capital................................     998,092      483,237
  Accumulated deficit.......................................    (235,783)    (245,352)
  Treasury stock, at cost, 967,980 shares at December 31,
    2000 and 1999...........................................      (6,587)      (6,587)
  Notes receivable for common stock.........................        (334)      (1,997)
  Unearned stock compensation...............................         (85)        (159)
                                                              ----------   ----------
    Total stockholders' equity..............................     756,174      229,708
                                                              ----------   ----------
      Total liabilities and stockholders' equity............  $2,213,837   $1,895,084
                                                              ==========   ==========

                See notes to consolidated financial statements.

                COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                       (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                    NOTES
                            COMMON STOCK        ADDITIONAL                   TREASURY STOCK       RECEIVABLE      UNEARNED
                        ---------------------    PAID-IN     ACCUMULATED   -------------------    FOR COMMON       STOCK
                          SHARES      AMOUNT     CAPITAL       DEFICIT      SHARES     AMOUNT       STOCK       COMPENSATION
                        ----------   --------   ----------   -----------   --------   --------   ------------   ------------
BALANCE, January 1,
  1998................  56,376,695     $564      $480,435     $ (45,273)   (135,868)  $(1,041)     $(1,050)        $  --

Issuance of common
  stock...............     212,092        2         1,653            --     150,067     1,120         (900)           --
Common stock purchased
  for treasury, at
  cost................          --       --            --            --    (970,269)   (5,634)         204            --
Payments on notes
  receivable..........          --       --            --            --          --        --           36            --
Net loss..............          --       --            --      (183,290)         --        --           --            --
                        ----------     ----      --------     ---------    --------   -------      -------         -----
BALANCE, December 31,
  1998................  56,588,787      566       482,088      (228,563)   (956,070)   (5,555)      (1,710)           --

Issuance of common
  stock...............          --       --           907            --     314,425     1,748         (440)           --
Common stock purchased
  for treasury, at
  cost................          --       --            --            --    (326,335)   (2,780)          --            --
Payments on notes
  receivable..........          --       --            --            --          --        --          153            --
Unearned stock
  compensation........          --       --           242            --          --        --           --          (242)
Earned stock
  compensation........          --       --            --            --          --        --           --            83
Net loss..............          --       --            --       (16,789)         --        --           --            --
                        ----------     ----      --------     ---------    --------   -------      -------         -----
BALANCE, December 31,
  1999................  56,588,787      566       483,237      (245,352)   (967,980)   (6,587)      (1,997)         (159)

Issuance of common
  stock in connection
  with initial public
  offering, net of
  issuance costs......  20,425,717      204       245,498            --          --        --           --            --
Issuance of common
  stock in connection
  with secondary
  public offering, net
  of issuance costs...  10,000,000      100       268,722            --          --        --           --            --
Issuance of common
  stock in connection
  with the exercise of
  options.............      91,058        1           635            --          --        --           --            --
Payments on notes
  receivable..........          --       --            --            --          --        --        1,663            --
Earned stock
  compensation........          --       --            --            --          --        --           --            74
Net income............          --       --            --         9,569          --        --           --            --
                        ----------     ----      --------     ---------    --------   -------      -------         -----
BALANCE, December 31,
  2000................  87,105,562     $871      $998,092     $(235,783)   (967,980)  $(6,587)     $  (334)        $ (85)
                        ==========     ====      ========     =========    ========   =======      =======         =====


                         TOTAL
                        --------
BALANCE, January 1,
  1998................  $433,635
Issuance of common
  stock...............     1,875
Common stock purchased
  for treasury, at
  cost................    (5,430)
Payments on notes
  receivable..........        36
Net loss..............  (183,290)
                        --------
BALANCE, December 31,
  1998................   246,826
Issuance of common
  stock...............     2,215
Common stock purchased
  for treasury, at
  cost................    (2,780)
Payments on notes
  receivable..........       153
Unearned stock
  compensation........        --
Earned stock
  compensation........        83
Net loss..............   (16,789)
                        --------
BALANCE, December 31,
  1999................   229,708
Issuance of common
  stock in connection
  with initial public
  offering, net of
  issuance costs......   245,702
Issuance of common
  stock in connection
  with secondary
  public offering, net
  of issuance costs...   268,822
Issuance of common
  stock in connection
  with the exercise of
  options.............       636
Payments on notes
  receivable..........     1,663
Earned stock
  compensation........        74
Net income............     9,569
                        --------
BALANCE, December 31,
  2000................  $756,174
                        ========

                See notes to consolidated financial statements.

                COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  YEAR ENDED DECEMBER 31,
                                                              -------------------------------
                                                                2000       1999       1998
                                                              --------   --------   ---------
                                                                  (DOLLARS IN THOUSANDS)
Cash flows from operating activities:
  Net income (loss).........................................  $  9,569   $(16,789)  $(183,290)
  Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation and amortization...........................    97,624     81,651      76,500
    Deferred income taxes...................................    17,210     (3,799)    (14,797)
    Impairment charge.......................................        --         --     164,833
    Compliance settlement costs.............................        --     14,000      20,000
    Stock compensation expense..............................        74         83          --
    Other non-cash (income) expenses, net...................    (5,030)      (570)       (528)
    Changes in operating assets and liabilities, net of
      effects of acquisitions and divestitures:
      Patient accounts receivable...........................   (52,989)   (42,973)    (33,908)
      Supplies, prepaid expenses and other current assets...   (15,604)   (17,598)     (7,724)
      Accounts payable, accrued liabilities and income
        taxes...............................................    17,931    (28,071)      4,461
      Compliance settlement payable.........................   (30,900)        --          --
      Other.................................................   (14,900)     2,320      (9,828)
                                                              --------   --------   ---------
Net cash provided by (used in) operating activities.........    22,985    (11,746)     15,719
                                                              --------   --------   ---------
Cash flows from investing activities:
  Acquisitions of facilities, pursuant to purchase
    agreements..............................................  (148,216)   (59,699)   (172,597)
  Purchases of property and equipment.......................   (63,005)   (80,255)    (52,880)
  Proceeds from sale of equipment...........................       107        121       1,531
  Increase in other assets..................................   (33,327)   (15,708)    (12,607)
                                                              --------   --------   ---------
Net cash used in investing activities.......................  (244,441)  (155,541)   (236,553)
                                                              --------   --------   ---------
Cash flows from financing activities:
  Proceeds from issuance of common stock....................   514,524      2,215       1,875
  Proceeds from exercise of stock options...................       636         --          --
  Common stock purchased for treasury.......................        --     (2,780)     (5,634)
  Borrowings under Credit Agreement.........................   241,310    436,300     242,491
  Repayments of long-term indebtedness......................  (525,556)  (270,885)    (18,842)
                                                              --------   --------   ---------
Net cash provided by financing activities...................   230,914    164,850     219,890
                                                              --------   --------   ---------
Net change in cash and cash equivalents.....................     9,458     (2,437)       (944)
Cash and cash equivalents at beginning of period............     4,282      6,719       7,663
                                                              --------   --------   ---------
Cash and cash equivalents at end of period..................  $ 13,740   $  4,282   $   6,719
                                                              ========   ========   =========

                See notes to consolidated financial statements.

                COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    BUSINESS. Community Health Systems Inc. (the "Company") owns, leases and operates acute care hospitals that are the principal providers of primary healthcare services in non-urban communities. As of December 31, 2000, the Company owned, leased or operated 52 hospitals, licensed for 4,688 beds in 20 states.

    USE OF ESTIMATES. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated. Certain of the subsidiaries have minority stockholders. The amount of minority interest in equity and minority interest in income or loss is not material and is included in other long-term liabilities and other operating expenses.

    CASH EQUIVALENTS. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

    SUPPLIES. Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

    PROPERTY AND EQUIPMENT. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land improvements (2 to 15 years; weighted average useful life is 11 years), buildings and improvements (5 to 40 years; weighted average useful life is 33 years) and equipment and fixtures (5 to 20 years; weighted average useful life is 7 years). Costs capitalized as construction in progress were $30.3 million and $27.2 million at December 31, 2000 and 1999, respectively, and are included in buildings and improvements. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Interest capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost," was $2.5 million, $1.4 million and $0.7 million for the years ended December 31, 2000, 1999, and 1998, respectively.

    The Company also leases certain facilities and equipment under capital leases (see Notes 2 and 7). Such assets are amortized on a straight-line basis over the lesser of the terms of the respective leases, or the remaining useful lives of the assets.

    GOODWILL. Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis ranging from 18 to 40 years. Annually, as required by Accounting Principles Board ("APB") Opinion No. 17, the Company reviews its total enterprise goodwill for possible impairment, by comparing total projected undiscounted cash flows to the total carrying amount of goodwill.

    OTHER ASSETS. Other assets consist primarily of the noncurrent portion of deferred income taxes and costs associated with the issuance of debt which are amortized over the life of the related debt using the effective interest method. Amortization of deferred financing costs is included in interest expense.

                COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) THIRD-PARTY REIMBURSEMENT. Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems, provisions of cost-reimbursement and other payment methods. Approximately 46% of net operating revenues for the year ended December 31, 2000, 48% for the year ended December 31, 1999, and 49% for the year ended December 31, 1998, are related to services rendered to patients covered by the Medicare and Medicaid programs. In addition, the Company is reimbursed by non-governmental payors using a variety of payment methodologies. Amounts received by the Company for treatment of patients covered by such programs are generally less than the standard billing rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net operating revenues. Final settlements under certain of these programs are subject to adjustment based on administrative review and audit by third parties. Adjustments to the estimated billings are recorded in the periods that such adjustments become known. Adjustments to previous program reimbursement estimates are accounted for as contractual adjustments and reported in future periods as final settlements are determined. Adjustments related to final settlements or appeals increased revenue by an insignificant amount in each of the years ended December 31, 2000, 1999 and 1998. Net amounts due to third-party payors as of December 31, 2000 were $2.3 million and as of December 31, 1999 were $9.1 million and are included in accrued liabilities-other in the accompanying balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 1997.

    CONCENTRATIONS OF CREDIT RISK. The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company's facilities and are insured under third-party payor agreements. Because of the geographic diversity of the Company's facilities and non-governmental third-party payors, Medicare and Medicaid represent the Company's only significant concentrations of credit risk.

    NET OPERATING REVENUES. Net operating revenues are recorded net of provisions for contractual adjustments of approximately $1,649 million, $1,157 million and $829 million in 2000, 1999 and 1998, respectively. Net operating revenues are recognized when services are provided. In the ordinary course of business the Company renders services to patients who are financially unable to pay for hospital care. The value of these services to patients who are unable to pay is not material to the Company's consolidated results of operations.

    PROFESSIONAL LIABILITY INSURANCE CLAIMS. The Company accrues, on a quarterly basis, for estimated losses resulting from professional liability claims to the extent they are not covered by insurance. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and annual actual projections. To the extent that subsequent claims information varies from management's estimates, the liability is adjusted currently.

    ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS. In accordance with SFAS No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," whenever events or changes in circumstances indicate that the carrying values of certain long-lived assets and related intangible assets may be impaired, the Company projects the undiscounted cash flows expected to be generated by these assets. If the projections indicate that the reported amounts are not expected to be recovered, such amounts are reduced to their estimated fair value based on a quoted market price, if available, or an estimate based on valuation techniques available in the circumstances.

                COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

1. BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    INCOME TAXES. The Company accounts for income taxes under the asset and liability method, in which deferred income tax assets and liabilities are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the statement of operations during the period in which the tax rate change becomes law.

    COMPREHENSIVE INCOME. SFAS No. 130, "Reporting Comprehensive Income," defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) for 2000, 1999 and 1998 is equal to the net income (loss) reported.

    STOCK-BASED COMPENSATION. The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation cost, if any, is measured as the excess of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans; however, it allows an entity to continue to measure compensation for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25. The Company has elected to continue to measure compensation under the method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123.

    SEGMENT REPORTING. SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 allows aggregation of similar operating segments into a single operating segment if the businesses have similar economic characteristics and are considered similar under the criteria established by SFAS No. 131. The Company owns, leases and operates 52 acute care hospitals in 52 different non-urban communities. All of these hospitals have similar services, have similar types of patients, operate in a consistent manner and have similar economic and regulatory characteristics. Therefore, the Company has one reportable segment.

    RECENT ACCOUNTING PRONOUNCEMENT NOT YET ADOPTED. SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt SFAS No. 133 effective January 1, 2001. Management does not expect the adoption of SFAS No. 133 to have a significant impact on the financial position, results of operations, or cash flows of the Company.

2. LONG-TERM LEASES AND PURCHASES OF HOSPITALS

    During 2000, the Company acquired five hospitals through purchase transactions, effective in March, April, July, October and December and acquired two hospitals through capital lease transactions, effective in April and June, respectively. The consideration for the seven hospitals totaled

                COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. LONG-TERM LEASES AND PURCHASES OF HOSPITALS (CONTINUED)
$246.9 million. The consideration consisted of $147.6 million in cash, which was borrowed under the acquisition loan facilities and assumed liabilities of $99.3 million. The entire lease obligation relating to each lease transaction was prepaid. The repayment was included as part of the cash consideration. Licensed beds at these seven hospitals totaled 607 beds.

    During 1999, the Company acquired, through three purchase transactions, effective in March, September, and November, respectively, and one capital lease transaction, effective in March, most of the assets, including working capital, of four hospitals. The consideration for the four hospitals totaled
$77.8 million. The consideration consisted of $59.7 million in cash, which was borrowed under the acquisition loan facilities, and assumed liabilities of $18.1 million. The entire lease obligation relating to the lease transaction was prepaid. The prepayment was included as part of the cash consideration. The Company also constructed and opened an additional hospital at a cost of $15.3 million, which replaced a hospital we managed. Licensed beds at the four hospitals acquired totaled 477.

    During 1998, the Company acquired, through two purchase transactions, effective in April and September, respectively, and two capital lease transactions, effective in November, most of the assets, including working capital, of four hospitals. The consideration for the four hospitals totaled $218.6 million. The consideration consisted of $169.8 million in cash, which was borrowed under the acquisition loan facilities, and assumed liabilities of $48.8 million. The entire lease obligation relating to each lease transaction was prepaid. The prepayment was included as part of the cash consideration. Licensed beds at these four hospitals totaled 360.

    Also, effective December 1, 1998, the Company entered into an operating agreement relating to, and purchased certain working capital accounts, primarily accounts receivable, supplies and accounts payable, of a 38 licensed bed hospital, for a cash payment of $2.8 million. Pursuant to this agreement, the hospital was acquired on October 1, 2000, with the remaining assets being purchased for $0.9 million and is included in the acquisitions described above.

    The foregoing acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price for acquisition transactions closed in 2000 has been determined by the Company based upon available information and is subject to obtaining final asset valuations prepared by independent appraisers, and settling amounts related to purchased working capital. Independent asset valuations are generally completed within 120 days of the date of acquisition; working capital settlements are generally made within 180 days of the date of acquisition. Adjustments to the purchase price allocation are not expected to be material.

    The table below summarizes the allocations of the purchase price (including assumed liabilities) for these acquisitions (in thousands):

                                                     2000       1999       1998
                                                   --------   --------   --------
Current assets...................................  $39,844    $15,514    $40,680
Property and equipment...........................   84,512     53,746    116,443
Goodwill.........................................  122,585     24,840     61,441

    The operating results of the foregoing hospitals have been included in the consolidated statements of operations from their respective dates of acquisition. The following pro forma combined summary of operations of the Company gives effect to using historical information of the operations of the hospitals

                COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2. LONG-TERM LEASES AND PURCHASES OF HOSPITALS (CONTINUED) purchased in 2000 and 1999 as if the acquisitions had occurred as of January 1, 1999 (in thousands except per share data):

                                                       YEAR ENDED DECEMBER 31,
                                                       -----------------------
                                                          2000         1999
                                                       ----------   ----------
Pro forma net operating revenues.....................  $1,456,867   $1,347,785
Pro forma net income (loss)..........................       6,008      (24,904)
Pro forma net income (loss) per share:
  Basic..............................................  $     0.09   $    (0.46)
  Diluted............................................  $     0.09   $    (0.46)

3. IMPAIRMENT OF LONG-LIVED ASSETS

    In December 1998, in connection with the Company's periodic review process, it was determined that primarily as a result of adverse changes in physician relationships, undiscounted cash flows from seven of the Company's hospitals were below the carrying value of long-lived assets associated with those hospitals. Therefore, in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company adjusted the carrying value of the related long-lived assets to their estimated fair value. The estimated fair values of these hospitals were based on independently prepared specific market appraisals. The impairment charge of $164.8 million was comprised of reductions to goodwill of $134.3 million, tangible property of $27.1 million and identifiable intangibles of $3.4 million.

    Of the seven impaired hospitals, two are located in Georgia; two are located in Texas; one is located in Florida; one is located in Louisiana; and one is located in Kentucky. The events and circumstances leading to the impairment charge were unique to each of the hospitals.

    One of our Kentucky hospitals lost its only anesthesiologist due to unexpected death and a leading surgeon due to illness. We had not been able to successfully recruit a replacement surgeon. One of our Georgia hospitals lost a key surgeon due to unexpected death and a leading specialist due to relocation to another market. We had not been able to successfully recruit replacement physicians. One of our Louisiana hospitals relies heavily on foreign physicians and, following the departure of four foreign physicians from its market over a short period of time, had difficulties replacing these physicians because of regulatory changes in recruiting foreign physicians. The skilled nursing and home health reimbursement for one of our Texas hospitals was disproportionately and adversely affected by the Balanced Budget Act of 1997. In addition, the market in which this hospital operates relies on foreign physicians that have been difficult to recruit because of regulatory changes. Our other Georgia hospitals terminated an employed specialty surgeon who was responsible for over 5% of the hospital's revenue. We had not been able to replace the surgeon. In addition, this hospital's skilled nursing reimbursement was disproportionately and adversely affected by the Balanced Budget Act of 1997. Our other Texas hospital lost market share and was excluded from several key managed care contracts caused by the combination in 1998 of two larger competing hospitals. This is our only hospital which competes with more than one hospital in its primary service area. A Florida hospital we then owned terminated discussions in 1998 with an unrelated hospital, located in a contiguous county, to build a combined replacement facility. The short and long-term success of this hospital was in our view dependent upon the combination being effected.

    Generally, we have not experienced difficulty in recruiting physicians and specialists for our hospitals. However, for the four hospitals referred to above we have experienced difficulty in recruiting

                COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

3. IMPAIRMENT OF LONG-LIVED ASSETS (CONTINUED) physicians and specialists where the number of physicians on staff is low. These four hospitals averaged 13 physicians per hospital as of December 31, 1998. The average number of physicians on the medical staff of our other hospitals was 39 physicians at that time. We continually monitor the relationships of our hospitals with their physicians and any physician recruiting requirements. We have frequent discussions with board members, chief executive officers and chief financial officers of our hospitals. We are not aware of any significant adverse relationships with physicians or any recurring physician recruitment needs that, if not resolved in a timely manner, would have a material adverse effect on our results of operations and financial position, either currently or in future periods.

4. INCOME TAXES

    The provision for (benefit from) income taxes consists of the following (in thousands):

                                                      YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                     2000       1999       1998
                                                   --------   --------   --------
Current
  Federal........................................  $   195     $   --    $     --
  State..........................................    1,328      2,815       1,204
                                                   -------     ------    --------
 .................................................    1,523      2,815       1,204
                                                   -------     ------    --------
Deferred
  Federal........................................   16,519      3,163     (11,036)
  State..........................................      131       (425)     (3,573)
                                                   -------     ------    --------
 .................................................   16,650      2,738     (14,609)
                                                   -------     ------    --------
Total provision for (benefit from) income
  taxes..........................................  $18,173     $5,553    $(13,405)
                                                   =======     ======    ========

    The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate (dollars in thousands):

                                                                       YEAR ENDED DECEMBER 31,
                                            ------------------------------------------------------------------------------
                                                     2000                        1999                        1998
                                            ----------------------      ----------------------      ----------------------
                                             AMOUNT          %           AMOUNT          %           AMOUNT          %
                                            --------      --------      --------      --------      --------      --------
Provision for (benefit from) income
  taxes at statutory federal rate.....      $ 9,710         35.0%       $(3,933)        35.0%       $(68,843)       35.0%
State income taxes, net of federal
  income tax benefit..................        1,459          5.3          2,389        (21.3)         (1,379)        0.7
Non-deductible goodwill
  amortization........................        6,675         24.0          6,751        (60.1)          7,859        (4.0)
Impairment charge - goodwill..........           --           --             --           --          41,652       (21.2)
Other.................................          329          1.2            346         (3.0)          7,306        (3.7)
                                            -------         ----        -------        -----        --------       -----
Provision for (benefit from) income
  taxes and effective tax rate........      $18,173         65.5%       $ 5,553        (49.4)%      $(13,405)        6.8%
                                            =======         ====        =======        =====        ========       =====

                COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

4. INCOME TAXES (CONTINUED)
    Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes as of December 31, consist of (in thousands):

                                                  2000                     1999
                                         ----------------------   ----------------------
                                          ASSETS    LIABILITIES    ASSETS    LIABILITIES
                                         --------   -----------   --------   -----------
Net operating loss and credit
  carryforwards........................  $77,316      $    --     $76,798      $    --
Property and equipment.................       --       54,420          --       40,020
Self-insurance liabilities.............    6,421           --       6,212           --
Intangibles............................       --       14,204          --        9,385
Other liabilities......................       --          736          --        1,828
Long-term debt and interest............       --        4,409          --        4,373
Accounts receivable....................   12,956           --       5,362           --
Accrued expenses.......................    4,140           --      15,975           --
Other..................................    3,259          308       2,538        1,578
                                         -------      -------     -------      -------
                                         104,092       74,077     106,885       57,184
Valuation allowance....................  (15,999)          --     (18,474)          --
                                         -------      -------     -------      -------
Total deferred income taxes............  $88,093      $74,077     $88,411      $57,184
                                         =======      =======     =======      =======

    Management believes that the net deferred tax assets will ultimately be realized, except as noted below. Management's conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has federal net operating loss carryforwards of $153.4 million which expire from 2001 to 2020 and state net operating loss carryforwards of $284.8 million which expire from 2001 to 2020.

    The valuation allowance, which was recognized at the date of the acquisition by affiliates of Forstmann Little & Co. ("FL & Co.") of the operating company of the Company in June 1996 (the "Acquisition") of $13.2 million, relates primarily to state net operating losses and other tax attributes. Any future decrease in this valuation allowance will be recorded as a reduction in goodwill recorded in connection with the Acquisition.

    The valuation allowance decreased by $2.5 million and increased by $0.2 million during the years ended December 31, 2000 and 1999, respectively. The decrease relates to a redetermination of the amount, and realizability of net operating losses in certain state income tax jurisdictions for which a valuation allowance was previously provided. The increase is primarily related to net operating losses in certain state income tax jurisdictions not expected to be realized.

    The Company paid income taxes, net of refunds received, of $1.5 million, and $1.4 million during 2000 and 1999, respectively.

    FEDERAL INCOME TAX EXAMINATIONS. The Internal Revenue Service ("IRS") is examining the Company's federal income tax returns for the tax periods between December 31, 1993 and December 31, 1996. The IRS has indicated that it is considering certain adjustments primarily involving "temporary" or timing differences. To date, a Revenue Agent's Report has not been issued in connection with the examination of these tax periods. In management's opinion, the ultimate outcome of the IRS examination will not have a material effect on the Company's results of operations or financial condition.

                COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. LONG-TERM DEBT

    Long-term debt consists of the following (in thousands):

                                                                AS OF DECEMBER 31,
                                                              -----------------------
                                                                 2000         1999
                                                              ----------   ----------
Credit Facilities:
  Revolving Credit Loans....................................  $       --   $  109,750
  Acquisition Loans.........................................      70,000      138,551
  Term Loans................................................     568,679      624,345
Subordinated debentures.....................................     500,000      500,000
Taxable bonds...............................................      26,100       29,700
Tax-exempt bonds............................................       8,000        8,000
Capital lease obligations (see Note 7)......................      21,100       20,828
Term loan from acquisition in 2000..........................      21,700           --
Other.......................................................       3,444        3,459
                                                              ----------   ----------
      Total debt............................................   1,219,023    1,434,633
Less current maturities.....................................     (17,433)     (27,029)
                                                              ----------   ----------
      Total long-term debt..................................  $1,201,590   $1,407,604
                                                              ==========   ==========

    CREDIT FACILITIES. In connection with the Acquisition, a $900 million credit agreement was entered into with a consortium of creditors (the "Credit Agreement"). The financing under the Credit Agreement consists of (i) a 6 1/2 year term loan facility (the "Tranche A Loan") in an aggregate principal amount equal to $50 million, (ii) a 7 1/2 year term loan facility (the "Tranche B Loan") in an aggregate principal amount equal to $132.5 million, (iii) an 8 1/2 year term loan facility (the "Tranche C Loan") in an aggregate principal amount equal to $132.5 million, (iv) a 9 1/2 year term loan facility (the "Tranche D Loan") in an original aggregate principal amount equal to $100 million and amended to an aggregate principal amount of $350 million in March 1999 (collectively, the "Term Loans"), (v) a revolving credit facility (the "Revolving Credit Loans") in an aggregate principal amount equal to $200 million, of which up to $90 million may be used, to the extent available, for standby and commercial letters of credit and up to $25 million is available to the Company pursuant to a swingline facility and (vi) a reducing acquisition loan facility (the "Acquisition Loans") in an aggregate principal amount of $285 million, reduced to $263.2 million in July 2000.

    The Term Loans are scheduled to be paid in consecutive quarterly installments with aggregate principal payments for future years as follows (in thousands):

2001........................................................  $ 10,094
2002........................................................    47,216
2003........................................................   125,360
2004........................................................   162,970
2005........................................................   223,039
2006........................................................        --
                                                              --------
Total.......................................................  $568,679
                                                              ========

    Revolving Credit Loans may be made, and letters of credit may be issued, at any time during the period between July 22, 1996, the loan origination date (the "Origination Date"), and December 31,

                COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. LONG-TERM DEBT (CONTINUED)
2002 (the "Termination Date"). No letter of credit is permitted to have an expiration date after the Termination Date. The Acquisition Loans may be made at any time during the period preceding the Termination Date.

    The Acquisition Loans facility will automatically be reduced and the Acquisition Loans will be repaid to the following levels on each of the following anniversaries of the Origination Date: July 22, 2001, $215.3 million; July 22, 2002, $139.0 million; with payment of any remaining balance on the Termination Date.

    The Company may elect that all or a portion of the borrowings under the Credit Agreement bear interest at a rate per annum equal to (a) an annual benchmark rate, which will be equal to the greatest of (i) "Prime Rate,"
(ii) the "Base" CD Rate plus 1% or (iii) the Federal Funds effective rate plus 50 basis points (the "ABR") or (b) the Eurodollar Rate, in each case increased by the applicable margin (the "Applicable Margin") which will vary between 1.50% and 3.75% per annum. The applicable margin on the Revolving Credit Loans, Acquisition Loans and Tranche A Loan is subject to a reduction based on achievement of certain levels of total senior indebtedness to annualized consolidated EBITDA, as defined in the Credit Agreement. To date, the Company has not achieved a reduction of the Applicable Margin.

    Interest based on the ABR is payable on the last day of each calendar quarter and interest based on the Eurodollar Rate is payable on set maturity dates. The borrowings under the Credit Agreement bore interest at rates ranging from 9.13% to 10.38% as of December 31, 2000.

    The Company is also required to pay a quarterly commitment fee at a rate which ranges from .375% to .500% based on the Eurodollar Applicable Margin for Revolving Credit Loans. This rate is applied to unused commitments under the Revolving Credit Loans and the Acquisition Loans.

    The Company is also required to pay letters of credit fees at rates which vary from 1.625% to 2.625%.

    All or a portion of the outstanding borrowings under the Credit Agreement may be prepaid at any time and the unutilized portion of the facility for the Revolving Credit Loans or the Acquisition Loans may be terminated, in whole or in part, at the Company's option. Repaid Term Loans and permanent reductions to the Acquisition Loans and Revolving Credit Loans may not be reborrowed.

    Credit Facilities generally are required to be prepaid with the net proceeds (in excess of $20 million) of certain permitted asset sales and the issuances of debt obligations (other than certain permitted indebtedness) of the Company or any of its subsidiaries.

    Generally, prepayments of Term Loans will be applied to principal payments due during the next twelve months with any excess being applied pro rata to scheduled principal payments thereafter.

    The terms of the Credit Agreement include certain restrictive covenants. These covenants include restrictions on indebtedness, investments, asset sales, capital expenditures, dividends, sale and leasebacks, contingent obligations, transactions with affiliates, and fundamental change. The covenants also require maintenance of certain ratios regarding senior indebtedness, senior interest, and fixed charges. The Company was in compliance with all debt covenants at December 31, 2000.

    As of December 31, 2000 and 1999, the Company had letters of credit issued, primarily in support of its Taxable Bonds and Tax-Exempt Bonds, of approximately $40 million and $43 million, respectively.

                COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

5. LONG-TERM DEBT (CONTINUED)
Availability at December 31, 2000 and 1999 under the Revolving Credit Loans facility was approximately $160 million and $47 million, respectively and under the Acquisition Loans facility was approximately $193 million and $144 million, respectively.

    SUBORDINATED DEBENTURES. In connection with the Acquisition, the Company issued its subordinated debentures to an affiliate of FL & Co. for $500 million in cash. The debentures are a general senior subordinated obligation of the Company, are not subject to mandatory redemption and mature in three equal annual installments beginning June 30, 2007, with the final payment due on June 30, 2009. The debentures bear interest at a fixed rate of 7.50% which is payable semi-annually in January and July. Total interest expense for the debentures was $37.5 million for each of the years ended December 31, 2000, 1999 and 1998.

    TAXABLE BONDS AND TAX-EXEMPT BONDS. Taxable Bonds bear interest at a floating rate which averaged 6.40% and 5.29% during 2000 and 1999, respectively. These bonds are subject to mandatory annual redemptions with the final payment of $17.4 million due on October 1, 2003. Tax-Exempt Bonds bear interest at floating rates which averaged 4.21% and 3.36% during 2000 and 1999, respectively. These bonds are not subject to mandatory annual redemptions under the bond provisions and are due in 2010. Taxable Bonds and Tax-Exempt Bonds are both guaranteed by letters of credit.

    TERM LOAN FROM ACQUISITION IN 2000. The Company acquired a hospital in December 2000, in which we assumed debt upon acquisition, through an amended and restated credit agreement dated December 1, 2000. The loan bears interest at a rate of 9.18% as of December 31, 2000 and has the same terms as the Tranche A Term Loan in the "Credit Agreement", previously described. Required principal payments are as follows: $1,350,000 in 2001, $1,875,000 in 2002 and $18,475,000
in 2003.

    OTHER DEBT. As of December 31, 2000, other debt consisted primarily of an industrial revenue bond and other obligations maturing in various installments through 2014.

    As of December 31, 2000, the scheduled maturities of long-term debt outstanding, including capital leases, for each of the next five years and thereafter are as follows (in thousands):

2001........................................................  $   17,433
2002........................................................     126,166
2003........................................................     165,549
2004........................................................     164,090
2005........................................................     224,118
Thereafter..................................................     521,667
                                                              ----------
                                                              $1,219,023
                                                              ==========

    The Company paid interest of $115 million, $118 million and $101 million on borrowings during the years ended December 31, 2000, 1999 and 1998, respectively.

6. FAIR VALUES OF FINANCIAL INSTRUMENTS

    The fair value of financial instruments has been estimated by the Company using available market information as of December 31, 2000 and 1999, and valuation methodologies considered appropriate.

                COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

6. FAIR VALUES OF FINANCIAL INSTRUMENTS (CONTINUED)
The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

                                                                   AS OF DECEMBER 31,
                                                  -----------------------------------------------------
                                                            2000                        1999
                                                  -------------------------   -------------------------
                                                  CARRYING   ESTIMATED FAIR   CARRYING   ESTIMATED FAIR
                                                   AMOUNT        VALUE         VALUE         VALUE
                                                  --------   --------------   --------   --------------
Assets:
  Cash and cash equivalents.....................  $13,740       $13,740       $ 4,282       $ 4,282
Liabilities:
  Credit facilities.............................  638,679       633,506       872,646       862,174
  Taxable Bonds.................................   26,100        26,100        29,700        29,700
  Tax-exempt Bonds..............................    8,000         8,000         8,000         8,000
  Other term loans..............................   21,700        21,483            --            --

    Cash and cash equivalents: The carrying amount approximates fair value due to the short term maturity of these instruments (less than three months).

    Credit facilities and other term loans: Estimated fair value is based on communications with the Company's bankers regarding relevant pricing for trading activity among the Company's lending institutions.

    Taxable and Tax-exempt Bonds: The carrying amount approximates fair value as a result of the weekly interest rate reset feature of these publicly traded instruments.

    The Company believes that it is not practicable to estimate the fair value of the subordinated debentures because of (i) the fact that the subordinated debentures were issued in connection with the issuance of the original equity of the Company at the date of Acquisition as an investment unit, (ii) the related party nature of the subordinated debentures, (iii) the lack of comparable securities, and (iv) the lack of a credit rating of the Company by an established rating agency.

7.  LEASES

    The Company leases hospitals, medical office buildings, and certain equipment under capital and operating lease agreements. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs. Commitments relating to noncancellable operating and capital leases for each of the next five years and thereafter are as follows (in thousands):

YEAR ENDED DECEMBER 31,                                       OPERATING   CAPITAL
-----------------------                                       ---------   --------
2001........................................................  $ 24,141    $ 5,715
2002........................................................    21,073      4,738
2003........................................................    19,379      3,706
2004........................................................    17,160      2,773
2005........................................................    11,943      2,311
Thereafter..................................................    72,376     23,999
                                                              --------    -------
Total minimum future payments...............................  $166,072     43,242
Less debt discounts.........................................              (22,142)
                                                                          -------
                                                                           21,100
Less current portion........................................               (2,290)
                                                                          -------
Long-term capital lease obligations.........................              $18,810
                                                                          =======

                COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

7. LEASES (CONTINUED)

    Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $9.9 million of land and improvements, $73.3 million of buildings and improvements, and $35.5 million of equipment and fixtures as of December 31, 2000 and $5.8 million of land and improvements, $55.7 million of buildings and improvements and $19.2 million of equipment and fixtures as of December 31, 1999. The accumulated depreciation related to assets under capital leases was $26.4 million and $15.1 million as of December 31, 2000 and 1999, respectively. Depreciation of assets under capital leases is included in depreciation and amortization and amortization of debt discounts on capital lease obligations is included in interest expense in the consolidated statements of operations.

8. EMPLOYEE BENEFIT PLANS

    The Company has a defined contribution plan that is qualified under
Section 401(k) of the Internal Revenue Code, which covers all eligible employees at its hospitals, clinics, and the corporate offices. Participants may contribute a portion of their compensation not exceeding a limit set annually by the Internal Revenue Service. This plan includes a provision for the Company to match a portion of employee contributions. The Company also provides a defined contribution welfare benefit plan for post-termination benefits to executive and middle management employees. Total expense under the 401(k) plan was $2.8 million, $2.9 million and $2.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. Total expense under the welfare benefit plan was $0.7 million, $0.8 million and $0.9 million for the years ended
December 31, 2000, 1999 and 1998, respectively.

9. STOCKHOLDERS' EQUITY

    On June 14, 2000, the Company closed its initial public offering of 18,750,000 shares of common stock and on July 3, 2000, the underwriters exercised their overallotment option and purchased 1,675,717 shares of common stock. These shares were offered at $13.00 per share. On November 3, 2000, the Company completed a secondary offering of 18,000,000 shares of its common stock at an offering price of $28.1875. Of these shares, 8,000,000 shares were sold by affiliates of FL & Co. and other shareholders. The net proceeds to the Company from these offerings were $514.5 million in the aggregate and were used to repay long-term debt.

    Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of Preferred Stock. Each of the aforementioned classes of capital stock has a par value of $.01 per share. Shares of Preferred Stock, none of which are outstanding as of December 31, 2000, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

    Common shares held by employees that were acquired directly from the Company are the subject of a stockholder's agreement under which each share, until vested, is subject to repurchase, upon termination of employment. Shares vest, on a cumulative basis, each year at a rate of 20% of the total shares issued beginning after the first anniversary date of the purchase. Further, under the stockholder's agreement shares of common stock held by stockholders other than FL&Co. will only be transferable together with shares transferred by FL&Co. until FL&Co.'s ownership falls below 25%.

    During 1997, the Company granted options to purchase 191,614 shares of common stock to non-employee directors at an exercise price of $8.96 per share. One-third of such options are

                COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. STOCKHOLDERS' EQUITY (CONTINUED)
exercisable each year on a cumulative basis beginning on the first anniversary of the date of grant and expiring ten years from the date of grant. As of December 31, 2000, 178,839 non-employee director options to purchase common stock were exercisable with a weighted average remaining contractual life of
6.5 years.

    In November 1996, the Board of Directors approved an Employee Stock Option Plan (the "1996 Plan") to provide incentives to key employees of the Company. Options to purchase up to 756,636 shares of common stock are authorized under the 1996 Plan. All options granted pursuant to the 1996 Plan are generally exercisable each year on a cumulative basis at a rate of 20% of the total number of common shares covered by the option beginning one year from the date of grant and expiring ten years from the date of grant. There will be no additional grants of options under the 1996 Plan.

    In April 2000, the Board of Directors approved the 2000 Stock Option and Award Plan (the "2000 Plan"). The 2000 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code as well as stock options which do not so qualify, stock appreciation rights, restricted stock, performance units and performance shares, phantom stock awards and share awards. Persons eligible to receive grants under the 2000 Plan include the Company's directors, officers, employees and consultants. Options to purchase 4,562,791 shares of common stock are authorized under the 2000 Plan. All options granted pursuant to the 2000 Plan are generally exercisable each year on a cumulative basis at a rate of 33 1/3% of the total number of common shares covered by the option beginning on the first anniversary of the date of grant and expiring ten years from the date of grant. As of December 31, 2000, there were 3,917,500 options granted and 645,291 shares of unissued common stock reserved for future grants under the 2000 Plan.

    The options granted are "nonqualified" for tax purposes. For financial reporting purposes, the exercise price of certain option grants under the 1996 plan were considered to be below the fair value of the stock at the time of grant. The fair value of those grants was determined based on an appraisal conducted by an independent appraisal firm as of the relevant date. Options granted under the 2000 Plan were granted to employees at the fair value of the related stock. The aggregate differences between fair value and the exercise price is being charged to compensation expense over the relevant vesting periods. Such expense aggregated $74,000 and $83,000 in 2000 and 1999, respectively.

                COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. STOCKHOLDERS' EQUITY (CONTINUED)
    A summary of the number of shares of common stock issuable upon the exercise of options under the Company's 1996 Plan and 2000 Plan for fiscal 2000, 1999 and 1998 and changes during those years is presented below:

                                                                                       WEIGHTED
                                                           SHARES     PRICE RANGE    AVERAGE PRICE
                                                          ---------   ------------   -------------
Balance at December 31, 1997............................    431,282   $       6.99      $ 6.99
  Granted...............................................    299,292           6.99        6.99
  Exercised.............................................         --             --          --
  Forfeited or canceled.................................   (119,801)          6.99        6.99
                                                          ---------   ------------      ------
Balance at December 31, 1998............................    610,773   $       6.99      $ 6.99
  Granted...............................................     90,376           6.99        6.99
  Exercised.............................................         --             --          --
  Forfeited or canceled.................................   (150,907)          6.99        6.99
                                                          ---------   ------------      ------
Balance at December 31, 1999............................    550,242   $       6.99      $ 6.99
  Granted...............................................  3,943,000    13.00-31.70       13.69
  Exercised.............................................    (78,284)          6.99        6.99
  Forfeited or canceled.................................    (83,927)    6.99-20.06        9.40
                                                          ---------   ------------      ------
Balance at December 31, 2000............................  4,331,031   $ 6.99-31.70      $13.05

    The following table summarizes information concerning currently outstanding and exercisable options:

                           OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
-------------------------------------------------------------------------   ------------------------------
                                      WEIGHTED AVERAGE
  RANGE OF EXERCISE       NUMBER         REMAINING       WEIGHTED AVERAGE     NUMBER      WEIGHTED AVERAGE
       PRICES           OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE    EXERCISABLE    EXERCISE PRICE
---------------------   -----------   ----------------   ----------------   -----------   ----------------
    $       6.99           413,531      6.8 years             $ 6.99         153,668           $6.99

    $13.00-31.70         3,917,500      9.5 years             $13.69         --                   --

    Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of each option granted during 2000, 1999 and 1998 were $6.11, $5.10 and $2.05, respectively. In 2000 and 1998, the exercise price of options granted was the same as the fair value of the related stock. In 1999, the exercise price of options granted was less than the fair value of the related stock. The following weighted-average assumptions were used for grants in fiscal 2000, 1999 and 1998: risk-free interest rate of 6.46%, 5.49% and 5.14%; expected volatility of the Company's common stock based on peer companies in the healthcare industry of 58%, 45% and 34%, respectively; no dividend yields; and weighted-average expected life of the options of 3 years for all years.

    Had the fair value of the options granted been recognized as compensation expense on a straight-line basis over the vesting period of the grant, the Company's net income (loss) and income

                COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

9. STOCKHOLDERS' EQUITY (CONTINUED)
(loss) per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

                                                                2000       1999       1998
                                                              --------   --------   ---------
Pro forma net income (loss).................................   $6,907    $(17,010)  $(183,513)
Pro forma net income (loss) per share:
  Basic.....................................................   $ 0.10    $  (0.31)  $   (3.38)
  Diluted...................................................   $ 0.10    $  (0.31)  $   (3.38)

10. EARNINGS PER SHARE

    The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share data):

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2000          1999          1998
                                                        -----------   -----------   -----------
NUMERATOR:
  Income (loss) before cumulative effect of a change
    in accounting principle...........................  $     9,569   $   (16,789)  $  (182,938)
  Cumulative effect of a change in accounting
    principle.........................................           --            --          (352)
                                                        -----------   -----------   -----------
  Net income (loss) available to common -- basic and
    diluted...........................................  $     9,569   $   (16,789)  $  (183,290)
                                                        ===========   ===========   ===========
DENOMINATOR:
Weighted-average number of shares outstanding --
basic.................................................   67,610,399    54,545,030    54,249,895

Effect of dilutive securities:
  Non-employee director options.......................       54,885            --            --
  Unvested common shares..............................      802,471            --            --
  Employee options....................................      719,436            --            --
                                                        -----------   -----------   -----------
Weighted-average number of shares outstanding --
diluted...............................................   69,187,191    54,545,030    54,249,895
                                                        ===========   ===========   ===========
Dilutive securities outstanding not included in the
computation of earnings (loss) per share because their
effect is antidilutive:
  Non-employee director options.......................           --       191,614       191,614
  Unvested common shares..............................           --     1,031,734     1,239,902
  Employee options....................................           --       550,242       610,773

11. ACCOUNTING CHANGE

    In 1998, the Company adopted The American Institute of Certified Public Accountants Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities," which affects the accounting for start-up costs. The change involved expensing these costs as incurred, rather than capitalizing and subsequently amortizing such costs. The cumulative effect of the change on the accumulated deficit as of the beginning of 1998 is reflected as a charge of $0.5 million ($0.4 million net of taxes) to 1998 earnings.

                COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

12. COMMITMENTS AND CONTINGENCIES

    CONSTRUCTION COMMITMENTS. As of December 31, 2000, the Company has obligations under certain hospital purchase agreements to construct four hospitals through 2005 with an aggregate estimated construction cost, including equipment, of approximately $120 million.

    PROFESSIONAL LIABILITY RISKS. Substantially all of the Company's professional and general liability risks are subject to a $0.5 million per occurrence deductible (with an annual deductible cap of $5 million). The Company's insurance is underwritten on a "claims-made basis." The Company accrues an estimated liability for its uninsured exposure and self-insured retention based on historical loss patterns and actuarial projections. The Company's estimated liability for the self-insured portion of professional and general liability claims was $16.6 million and $16.4 million as of December 31, 2000 and 1999, respectively. These estimated liabilities represent the present value of estimated future professional liability claims payments based on expected loss patterns using a discount rate of 5.77% and 5.72% in 2000 and 1999, respectively. The discount rate is based on an estimate of the risk-free interest rate for the duration of the expected claim payments. The estimated undiscounted claims liability was $19.5 million and $18.9 million as of December 31, 2000 and 1999, respectively. The effect of discounting professional and general liability claims was a $0.3 million increase to expense in 2000 and $0.1 million decrease in 1999 and 1998.

    COMPLIANCE SETTLEMENT AND YEAR 2000 REMEDIATION COSTS. In 1997, the Company initiated a voluntary review of its inpatient medical records in order to determine the extent it may have had coding inaccuracies under certain government programs. At December 31, 1998, an estimate of the costs of these coding inaccuracies settlement was accrued based on information available and additional costs were accrued at December 31, 1999. In March 2000, the Company reached a settlement with appropriate governmental agencies pursuant to which the Company paid approximately $31.8 million to settle potential liabilities related to coding inaccuracies occurring from October 1993 through September 1997. Year 2000 remediation costs totaled $3.3 million and $0.2 million for 1999 and 1998, respectively.

    LEGAL MATTERS. The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated financial position, cash flows or results of operations.

13. RELATED PARTY TRANSACTIONS

    Notes receivable for common shares held by employees, as disclosed on the consolidated balance sheets, represent the outstanding balance of notes accepted by the Company as partial payment for the purchase of the common shares from senior management employees. These notes bear interest at 6.84%, are full recourse promissory notes and are secured by the shares to which they relate. Each of the full recourse promissory notes mature on the fifth anniversary date of the note, with accelerated maturities in case of employee termination, Company stock repurchases, or stockholder's sale of common stock. Employees have fully paid for purchases of common stock by cash or by a combination of cash and full recourse promissory notes.

    The Company purchased marketing services and materials at a cost of $239,400 and $268,000 in 2000 and 1999, respectively, from a company owned by the spouse of one of the Company's officers.

                COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

13. RELATED PARTY TRANSACTIONS (CONTINUED)
    In 1996, in connection with the Company's relocation from Houston to Nashville, the Company provided a $100,000 non-interest bearing loan to one of its executives. This loan was repaid on December 13, 2000.

14. QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                          QUARTER
                                     -------------------------------------------------
                                        1ST          2ND          3RD          4TH         TOTAL
                                     ----------   ----------   ----------   ----------   ----------
                                            (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
2000
Net operating revenues.............  $  308,651   $  317,136   $  342,447   $  369,267   $1,337,501
Income before taxes................       4,850        3,413        5,163       14,316       27,742
Net income.........................         921          178        1,258        7,212        9,569
Net income per share:
  Basic............................        0.02           --         0.02         0.09         0.14
  Diluted..........................        0.02           --         0.02         0.09         0.14
Weighted average number of shares:
  Basic............................  54,634,285   58,175,050   75,120,860   81,717,585   67,610,399
  Diluted..........................  55,838,214   59,310,601   77,193,350   84,067,319   69,187,191

1999
Net operating revenues.............  $  263,004   $  261,821   $  266,896   $  288,232   $1,079,953
Income (loss) before taxes.........       6,498          254       (4,036)     (13,952)     (11,236)
Net income (loss)..................       1,918       (1,843)      (4,427)     (12,437)     (16,789)
Net income (loss) per share:
  Basic............................        0.04        (0.03)       (0.08)       (0.23)       (0.31)
  Diluted..........................        0.03        (0.03)       (0.08)       (0.23)       (0.31)
Weighted average number of shares:
  Basic............................  54,439,895   54,517,660   54,495,334   54,459,838   54,545,030
  Diluted..........................  55,632,718   54,517,660   54,495,334   54,459,838   54,545,030

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    The information required by this Item is incorporated herein by reference to the Company's proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on May 22, 2001 under "Election of Directors", no later than 120 days after the end of the year of the Company's fiscal year.

ITEM 11.  EXECUTIVE COMPENSATION

    The information required by this Item is incorporated herein by reference to the Company's proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 22, 2001 under "Executive Compensation", no later than 120 days after the end of the Company's fiscal year.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item is incorporated herein by reference to the Company's proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on May 22, 2001 under "Security Ownership of Certain Beneficial Owners and Management", no later than 120 days after the end of the Company's fiscal year.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item is incorporated herein by reference to the Company's proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of Stockholders of the Company to be held on May 22, 2001 under "Certain Transactions", scheduled no later than 120 days after the end of the Company's fiscal year.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

Item 14(a)(1), 14(a)(2) and 14(d):

    The following financial statement schedule is filed as part of this Report at page 64 hereof:

    Schedule II--Valuation and Qualifying Accounts

    All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 14(a)(3) and 14(c):

    The following exhibits are filed with this Report.

         NO.            DESCRIPTION
         ---            -----------
          2.1           Agreement and Plan of Merger between the Registrant, FLCH
                        Acquisition Corp. and Community Health Systems, Inc., dated on June 9, 1996 (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1
                        (No. 333-7190))

         NO.            DESCRIPTION
         ---            -----------
          3.1           Form of Restated Certificate of Incorporation of the
                        Registrant (incorporated by reference to Exhibit 3.1 to the
                        Company's Registration Statement on Form S-1
                        (No. 333-7190))

          3.2           Form of Restated By-laws of the Registrant *

          4.1           Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
                        Form S-1 (No. 333-7190))

         10.1           Form of outside director Stock Option Agreement
                        (incorporated by reference to Exhibit 10.1 to the Company's
                        Registration Statement on Form S-1 (No. 333-7190))

         10.2           Form of Stockholder's Agreement between the Registrant and outside directors (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1
                        (No. 333-7190))

         10.3 Form of Employee Stockholder's Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration
                        Statement on Form S-1 (No. 333-7190))

         10.4           The Registrant's Employee Stock Option Plan and form of
                        Stock Option Agreement (incorporated by reference to
                        Exhibit 10.4 to the Company's Registration Statement on
                        Form S-1 (No. 333-7190))

         10.5           The Registrant's 2000 Stock Option and Award Plan
                        (incorporated by reference to Exhibit 10.5 to the Company's
                        Registration Statement on Form S-1 (No. 333-7190))

         10.6           Form of Stockholder's Agreement between the Registrant and employees (incorporated by reference to Exhibit 10.6 to the
                        Company's Registration Statement on Form S-1
                        (No. 333-7190))

         10.7           Registration Rights Agreement, dated July 9, 1996, among the
                        Registrant, FLCH Acquisition Corp., Forstmann Little & Co.
                        Equity Partnership -- V, L.P. and Forstmann Little & Co.
                        Subordinated Debt and Equity Management Buyout Partnership
                        -- VI, L.P. (incorporated by reference to Exhibit 10.7 to
                        the Company's Registration Statement on Form S-1
                        (No. 333-7190))

         10.8           Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by
                        reference to Exhibit 10.8 to the Company's Registration
                        Statement on Form S-1 (No. 333-7190))

         10.9           Amended and Restated Credit Agreement, dated as of March 26,
                        1999, among Community Health Systems, Inc., the Registrant, certain lenders, The Chase Manhattan Bank, as Administrative
                        Agent, and Nationsbank, N.A. and The Bank of Nova Scotia, as
                        Co-Agents (incorporated by reference to Exhibit 10.9 to the
                        Company's Registration Statement on Form S-1
                        (No. 333-7190))

        10.10           First Amendment, dated February 24, 2000, to the Amended and
                        Restated Credit Agreement, dated as of March 26, 1999, among
                        Community Health Systems, Inc., the Registrant, certain
                        lenders, The Chase Manhattan Bank, as Administrative Agent, and Nationsbank, N.A. and The Bank of Nova Scotia, as
                        Co-Agents (incorporated by reference to Exhibit 10.10 to the
                        Company's Registration Statement on Form S-1
                        (No. 333-7190))

        10.11           Form of Management Rights Letter between Registrant and the partnerships affiliated with Forstmann Little & Co.
                        (incorporated by reference to Exhibit 10.11 to the Company's
                        Registration Statement on Form S-1 (No. 333-7190))

        10.12           Form of Series A 7 1/2% Subordinated Debenture (incorporated by reference to Exhibit 10.12 to the Company's Registration
                        Statement on Form S-1 (No. 333-7190))

         NO.            DESCRIPTION
         ---            -----------
        10.13           Form of Series B 7 1/2% Subordinated Debenture (incorporated by reference to Exhibit 10.13 to the Company's Registration
                        Statement on Form S-1 (No. 333-7190))

        10.14           Form of Series C 7 1/2% Subordinated Debenture (incorporated by reference to Exhibit 10.14 to the Company's Registration
                        Statement on Form S-1 (No. 333-7190))

        10.15           Corporate Compliance Agreement between the Office of
                        Inspector General of the Department of Health and Human
                        Services and the Registrant (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on
                        Form S-1 (No. 333-7190))

        10.16           Tenet BuyPower Purchasing Assistance Agreement, dated June
                        13, 1997, between Community Health Systems, Inc. and Tenet
                        HealthSystem Inc., Addendum, dated September 19, 1997 and
                        First Amendment, dated March 15, 2000 (incorporated by reference to Exhibit 10.16 to the Company's Registration
                        Statement on Form S-1 (No. 333-7190))

        10.17           The Registrant's 2000 Employee Stock Purchase Plan
                        (incorporated by reference to Exhibit 10.17 to the Company's
                        Registration Statement on Form S-1 (No. 333-7190))

        10.18           Settlement Agreement between the United States of America, the states of Illinois, New Mexico, South Carolina,
                        Tennessee, Texas, West Virginia and the Registrant
                        (incorporated by reference to Exhibit 10.18 to the Company's
                        Registration Statement on Form S-1 (No. 333-7190))

           21 List of subsidiaries (incorporated by reference to Exhibit 21 to the Company's Registration Statement on
                        Form S-1 (No. 333-47354))

         23.1           Consent of Deloitte & Touche LLP*

------------------------

*   Filed herewith.

Item 14(b):

    During the last quarter of the year ended December 31, 2000, the Registrant did not file a Current Report on Form 8-K.

                                   SIGNATURES

    Pursuant to the requirements section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Brentwood, State of Tennessee, on the 29th day of March, 2001.

                                                       COMMUNITY HEALTH SYSTEMS, INC.

                                                       By:              /s/ WAYNE T. SMITH
                                                            -----------------------------------------
                                                                          Wayne T. Smith
                                                                      CHARIMAN OF THE BOARD
                                                              PRESIDENT AND CHIEF EXECUTIVE OFFICER

    Pursuant to the requirements of the Securities Act of 1933, this Report has been signed below by the following persons in the capacities indicated.

                        NAME                                       TITLE                    DATE
                        ----                                       -----                    ----
                                                       President and Chief Executive
                 /s/ WAYNE T. SMITH                      Officer and Director
     -------------------------------------------         (principal executive          March 29, 2001
                   Wayne T. Smith                        officer)

                                                       Executive Vice President and
                  /s/ W. LARRY CASH                      Chief Financial Officer
     -------------------------------------------         (principal financial          March 29, 2001
                    W. Larry Cash                        officer)

                                                       Vice President and Corporate
                 /s/ T. MARK BUFORD                      Controller
     -------------------------------------------         (principal accounting         March 29, 2001
                   T. Mark Buford                        officer)

                 /s/ SHEILA P. BURKE
     -------------------------------------------       Director                        March 29, 2001
                   Sheila P. Burke

                 /s/ ROBERT J. DOLE
     -------------------------------------------       Director                        March 29, 2001
                   Robert J. Dole

              /s/ J. ANTHONY FORSTMANN
     -------------------------------------------       Director                        March 29, 2001
                J. Anthony Forstmann

              /s/ THEODORE J. FORSTMANN
     -------------------------------------------       Director                        March 29, 2001
                Theodore J. Forstmann

                  /s/ DALE F. FREY
     -------------------------------------------       Director                        March 29, 2001
                    Dale F. Frey

                /s/ SANDRA J. HORBACH
     -------------------------------------------       Director                        March 29, 2001
                  Sandra J. Horbach

                /s/ THOMAS H. LISTER
     -------------------------------------------       Director                        March 29, 2001
                  Thomas H. Lister

                /s/ MICHAEL A. MILES
     -------------------------------------------       Director                        March 29, 2001
                  Michael A. Miles

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Community Health Systems, Inc.
Brentwood, Tennessee

We have audited the consolidated financial statements of Community Health Systems, Inc. and subsidiaries as of December 31, 2000 and 1999, and for each of the three years in the period ended December 31, 2000, and have issued our report thereon dated February 20, 2001 (included elsewhere in this Annual Report). Our audits also included the consolidated financial statement schedule listed in Item 14 of this Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
February 20, 2001

                COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                                 (IN THOUSANDS)

                                                      BALANCE AT   CHARGED TO                BALANCE
                                                      BEGINNING    COSTS AND                  AT END
DESCRIPTION                                            OF YEAR      EXPENSES    WRITE-OFFS   OF YEAR
-----------                                           ----------   ----------   ----------   --------
Year ended December 31, 2000 allowance for doubtful
  accounts..........................................    $34,499     $122,303    $(103,867)   $52,935
Year ended December 31, 1999 allowance for doubtful
  accounts..........................................     28,771       95,149      (89,421)    34,499
Year ended December 31, 1998 allowance for doubtful
  accounts..........................................     20,873       69,005      (61,107)    28,771

                                 EXHIBIT INDEX

         NO.            DESCRIPTION
         ---            -----------
          2.1           Agreement and Plan of Merger between the Registrant, FLCH
                        Acquisition Corp. and Community Health Systems, Inc., dated on June 9, 1996 (incorporated by reference to
                        Exhibit 2.1 to the Company's Registration Statement on Form
                        S-1 (No. 333-7190))

          3.1           Form of Restated Certificate of Incorporation of the
                        Registrant (incorporated by reference to Exhibit 3.1 to the
                        Company's Registration Statement on Form S-1 (No. 333-7190))

          3.2           Form of Restated By-laws of the Registrant*

          4.1           Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on
                        Form S-1 (No. 333-7190))

         10.1           Form of outside director Stock Option Agreement
                        (incorporated by reference to Exhibit 10.1 to the Company's
                        Registration Statement on Form S-1 (No. 333-7190))

         10.2           Form of Stockholder's Agreement between the Registrant and outside directors (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1
                        (No. 333-7190))

         10.3 Form of Employee Stockholder's Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration
                        Statement on Form S-1 (No. 333-7190))

         10.4           The Registrant's Employee Stock Option Plan and form of
                        Stock Option Agreement (incorporated by reference to Exhibit
                        10.4 to the Company's Registration Statement on
                        Form S-1 (No. 333-7190))

         10.5           The Registrant's 2000 Stock Option and Award Plan
                        (incorporated by reference to Exhibit 10.5 to the Company's
                        Registration Statement on Form S-1 (No. 333-7190))

         10.6           Form of Stockholder's Agreement between the Registrant and employees (incorporated by reference to Exhibit 10.6 to the
                        Company's Registration Statement on Form S-1
                        (No. 333-7190))

         10.7           Registration Rights Agreement, dated July 9, 1996, among the
                        Registrant, FLCH Acquisition Corp., Forstmann Little & Co.
                        Equity Partnership -- V, L.P. and Forstmann Little & Co.
                        Subordinated Debt and Equity Management Buyout Partnership
                        -- VI, L.P. (incorporated by reference to Exhibit 10.7 to
                        the Company's Registration Statement on Form S-1
                        (No. 333-7190))

         10.8           Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by
                        reference to Exhibit 10.8 to the Company's Registration
                        Statement on Form S-1 (No. 333-7190))

         10.9           Amended and Restated Credit Agreement, dated as of March 26,
                        1999, among Community Health Systems, Inc., the Registrant, certain lenders, The Chase Manhattan Bank, as Administrative
                        Agent, and Nationsbank, N.A. and The Bank of Nova Scotia, as
                        Co-Agents (incorporated by reference to Exhibit 10.9 to the
                        Company's Registration Statement on
                        Form S-1 (No. 333-7190))

         NO.            DESCRIPTION
         ---            -----------
        10.10           First Amendment, dated February 24, 2000, to the Amended and
                        Restated Credit Agreement, dated as of March 26, 1999, among
                        Community Health Systems, Inc., the Registrant, certain
                        lenders, The Chase Manhattan Bank, as Administrative Agent, and Nationsbank, N.A. and The Bank of Nova Scotia, as
                        Co-Agents (incorporated by reference to Exhibit 10.10 to the
                        Company's Registration Statement on Form S-1 (No. 333-7190))

        10.11           Form of Management Rights Letter between Registrant and the partnerships affiliated with Forstmann Little & Co.
                        (incorporated by reference to Exhibit 10.11 to the Company's
                        Registration Statement on Form S-1 (No. 333-7190))

        10.12           Form of Series A 7 1/2% Subordinated Debenture (incorporated by reference to Exhibit 10.12 to the Company's Registration
                        Statement on Form S-1 (No. 333-7190))

        10.13           Form of Series B 7 1/2% Subordinated Debenture (incorporated by reference to Exhibit 10.13 to the Company's Registration
                        Statement on Form S-1 (No. 333-7190))

        10.14           Form of Series C 7 1/2% Subordinated Debenture (incorporated by reference to Exhibit 10.14 to the Company's Registration
                        Statement on Form S-1 (No. 333-7190))

        10.15           Corporate Compliance Agreement between the Office of
                        Inspector General of the Department of Health and Human
                        Services and the Registrant (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on
                        Form S-1 (No. 333-7190))

        10.16           Tenet BuyPower Purchasing Assistance Agreement, dated June
                        13, 1997, between Community Health Systems, Inc. and Tenet
                        HealthSystem Inc., Addendum, dated September 19, 1997 and
                        First Amendment, dated March 15, 2000 (incorporated by reference to Exhibit 10.16 to the Company's Registration
                        Statement on Form S-1 (No. 333-7190))

        10.17           The Registrant's 2000 Employee Stock Purchase Plan
                        (incorporated by reference to
                        Exhibit 10.17 to the Company's Registration Statement on
                        Form S-1 (No. 333-7190))

        10.18           Settlement Agreement between the United States of America, the states of Illinois, New Mexico, South Carolina,
                        Tennessee, Texas, West Virginia and the Registrant
                        (incorporated by reference to Exhibit 10.18 to the Company's
                        Registration Statement on Form S-1
                        (No. 333-7190))

           21 List of subsidiaries (incorporated by reference to Exhibit 21 to the Company's Registration Statement on Form
                        S-1
                        (No. 333-47354))

         23.1           Consent of Deloitte & Touche LLP*

------------------------

* Filed herewith.