Form 10-Q
period 2001-03-31
COMMUNITY HEALTH SYSTEMS INC/
filed 2001-05-10
CIK 1108109

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

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



                    Yes      X                No
                         --------                 ------


           As of May 10, 2001, there were outstanding 86,134,372 shares of the Registrant's Common Stock, $.01 par value.

                         COMMUNITY HEALTH SYSTEMS, INC.
                                    Form 10-Q
                      For the Quarter Ended March 31, 2001



                                                                                                             Page

   PART I.   Financial Information

             ITEM 1.  Financial Statements:

                      Consolidated Balance Sheets - March 31, 2001 and December 31, 2000                      2

                      Consolidated Statements of Operations - Three Months Ended March 31, 2001
                       and March 31, 2000                                                                     3

                      Consolidated Statements of Cash Flows - Three Months Ended March 31, 2001
                       and March 31, 2000                                                                     4

                      Notes to Condensed Consolidated Financial Statements                                    5

             ITEM 2.  Management's Discussion and Analysis of Financial Condition And Results of
                      Operations                                                                              6

             ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                              12

   PART II.  Other Information

             ITEM 1.  Legal Proceedings                                                                       13

             ITEM 2.  Changes in Securities and Use of Proceeds                                               13

             ITEM 3.  Defaults Upon Senior Securities                                                         13

             ITEM 4.  Submission of Matters to a Vote of Security Holders                                     13

             ITEM 5.  Other information                                                                       13

             ITEM 6.  Exhibits and Reports on Form 8-K                                                        13


   SIGNATURES                                                                                                 14

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                          March 31,           December 31,
                                                                                            2001                  2000
                                                                                     --------------------  --------------------
                                                                                         (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                       $             23,216   $            13,740
     Patients accounts receivable, net                                                            313,117               309,826
     Supplies                                                                                      40,247                39,679
     Prepaid expenses and income taxes                                                             17,733                19,989
     Current deferred income taxes                                                                  2,233                 2,233
     Other current assets                                                                          21,820                23,110
                                                                                     --------------------   -------------------
         Total current assets                                                                     418,366               408,577
                                                                                     --------------------   -------------------
PROPERTY AND EQUIPMENT                                                                            874,781               850,201
     Less accumulated depreciation and amortization                                              (155,815)             (142,120)
                                                                                     --------------------   -------------------
           Property and equipment, net                                                            718,966               708,081
                                                                                     --------------------   -------------------
GOODWILL, NET                                                                                     981,596               985,568
                                                                                     --------------------   -------------------
OTHER ASSETS, NET                                                                                 103,012               111,611
                                                                                     --------------------   -------------------
TOTAL ASSETS                                                                         $          2,221,940           $ 2,213,837
                                                                                     ====================   ===================

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Current maturities of long-term debt                                            $             17,144   $            17,433
     Accounts payable                                                                              84,992                83,191
     Current income taxes payable                                                                   9,961                     -
     Accrued interest                                                                              17,012                27,389
     Accrued liabilities                                                                          106,118               112,860
                                                                                     --------------------   -------------------
         Total current liabilities                                                                235,227               240,873
                                                                                     --------------------   -------------------
LONG-TERM DEBT                                                                                  1,204,610             1,201,590
                                                                                     --------------------   -------------------
OTHER LONG-TERM LIABILITIES                                                                        15,127                15,200
                                                                                     --------------------   -------------------
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value per share, 100,000,000 shares authorized,
         none issued                                                                                    -                     -
     Common stock, $.01 par value per share, 300,000,000 shares authorized;
         87,109,921 and 87,105,562 shares issued; 86,134,372 and 86,137,582 shares outstanding at March 31, 2001 and December 31, 2000,
         respectively                                                                                 871                   871
     Additional paid-in capital                                                                   998,099               998,092
     Accumulated deficit                                                                         (224,935)             (235,783)
     Treasury stock, at cost, 975,549 and 967,980 shares at March 31, 2001 and
         December 31, 2000, respectively                                                           (6,678)               (6,587)
     Notes receivable for common stock                                                               (307)                 (334)
     Unearned stock compensation                                                                      (74)                  (85)
                                                                                     --------------------   -------------------
         Total stockholders' equity                                                               766,976               756,174
                                                                                     --------------------   -------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $          2,221,940   $         2,213,837
                                                                                     ====================   ===================

See accompanying notes.

                 COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (UNAUDITED)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                      -----------------------------------
                                                                           2001               2000
                                                                      ----------------  -----------------

NET OPERATING REVENUES                                                $        398,645  $         308,651
                                                                      ----------------  -----------------

OPERATING COSTS AND EXPENSES:
  Salaries and benefits                                                        153,734            120,407
  Provision for bad debts                                                       36,973             27,955
  Supplies                                                                      46,759             35,979
  Other operating expenses                                                      74,090             57,130
  Rent                                                                           9,841              7,099
  Depreciation and amortization                                                 21,461             16,380
  Amortization of goodwill                                                       7,046              6,168
                                                                      ----------------  -----------------

    Total operating costs and expenses                                         349,904            271,118
                                                                      ----------------  -----------------

INCOME FROM OPERATIONS                                                          48,741             37,533

INTEREST EXPENSE, NET                                                           27,553             32,683
                                                                      ----------------  -----------------

INCOME BEFORE INCOME TAXES                                                      21,188              4,850

PROVISION FOR INCOME TAXES                                                      10,340              3,929
                                                                      ----------------  -----------------

NET INCOME                                                            $         10,848  $             921
                                                                      ================  =================


NET INCOME PER COMMON SHARE:
  Basic                                                               $           0.13  $            0.02
                                                                      ================  =================
  Diluted                                                             $           0.12  $            0.02
                                                                      ================  =================

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                                                     85,528,371         54,634,285
                                                                      ================  =================
  Diluted                                                                   87,576,420         55,838,214
                                                                      ================  =================

See accompanying notes.

                 COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                 THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                           ------------------------------
                                                                                               2001            2000
                                                                                           --------------  --------------

CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                             $       10,848   $         921
    Adjustments to reconcile net income to net cash used in
       operating activities:
       Depreciation and amortization                                                               28,507          22,548
       Stock compensation expense                                                                      11               -
       Other non-cash expenses, net                                                                 2,828           1,276
       Changes in operating assets and liabilities, net of effects of acquistions and divestitures:
             Patient accounts receivable                                                           (3,290)         (2,511)
             Supplies, prepaid expenses and other current assets                                    2,976          (4,595)
             Accounts payable, accrued liabilities and income taxes                                (5,357)        (16,275)
             Other                                                                                 (4,968)         (6,309)
                                                                                           --------------  --------------

       Net cash provided by (used in) operating activities                                         31,555          (4,945)
                                                                                           --------------  --------------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquistions of facilities, pursuant to purchase agreements                                          -         (21,392)
    Purchases of property and equipment                                                           (18,577)        (12,002)
    Proceeds from sale of equipment                                                                    53               7
    Increase in other assets                                                                       (6,205)         (5,036)
                                                                                           --------------  --------------

       Net cash used in investing activities                                                      (24,729)        (38,423)
                                                                                           --------------  --------------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance (repurchase) of common stock, net                                                        (82)              -
    Borrowings under credit agreement                                                              20,000          67,400
    Repayments of long-term indebtedness                                                          (17,268)        (17,429)
                                                                                           --------------  --------------

       Net cash provided by financing activities                                                    2,650          49,971
                                                                                           --------------  --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                             9,476           6,603

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                                   13,740           4,282
                                                                                           --------------  --------------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                 $       23,216   $      10,885
                                                                                           ==============  ==============

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the "Company") as of and for the three month periods ended March 31, 2001 and March 31, 2000, have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2001.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2000 contained in the Company's Annual Report on Form 10-K.

2. USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from the estimates.

3. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

                                                  THREE MONTHS ENDED
                                                       MARCH 31,
                                                 2001           2000
                                            --------------  -------------
   NUMERATOR:
   Net income                               $       10,848  $         921
                                            ==============  =============

   DENOMINATOR:
   Weighted-average number of shares
      outstanding--basic                        85,528,371     54,634,285
   Effect of dilutive options                    2,048,049      1,203,929
                                            --------------  -------------
   Weighted-average number of shares
      outstanding--diluted                      87,576,420     55,838,214
                                            ==============  =============
   Basic earnings per share                 $         0.13  $        0.02
                                            ==============  =============
   Diluted earnings per share               $         0.12  $        0.02
                                            ==============  =============

4. ACCOUNTING PRONOUNCEMENT ADOPTED

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not impact the financial position, results of operations, or cash flows of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

            This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included herein.

            SOURCES OF OPERATING REVENUE

            Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. Approximately 46% of net operating revenues for the three month periods ended March 31, 2001 and March 31, 2000 are related to services rendered to patients covered by the Medicare and Medicaid programs. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We record adjustments to the estimated billings in the periods that such adjustments become known. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in future periods as final settlements are determined. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the three month periods ended March 31, 2001 and 2000. Net amounts due to third-party payors as of March 31, 2001 were $12.0 million and as of December 31, 2000 were $2.3 million. We included these amounts in accrued liabilities in the accompanying balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 1997.

            We expect the percentage of our net revenues received from the Medicare program to increase due to the general aging of the population and the restoration of some payments under the Balanced Budget Refinement Act of 1999 and Benefit and Improvement Protection Act of 2000. The payment rates under the Medicare program for inpatients are based on a prospective payment system, based upon the diagnosis of a patient. While these rates are indexed annually for inflation, the increases have historically been less than actual inflation. Reductions in the rate of increase in Medicare reimbursement may have an adverse impact on our net operating revenue growth.

            The implementation of Medicare's new prospective payment system for outpatient hospital care, effective August 1, 2000, had a favorable, but not material impact to our overall operating results. The Health Care Financing Administration estimated that this new prospective payment system, which began August 1, 2000, will result in an overall 9.7% increase in projected outpatient payments over the previously intended reductions.

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

The following tables summarize, for the periods indicated, selected operating data.

                                                        THREE MONTHS ENDED
                                                             MARCH 31,
                                                         2001         2000
                                                     -----------  -----------
                                                   (EXPRESSED AS A PERCENTAGE OF

                                                      NET OPERATING REVENUES)

Net operating revenues                                     100.0        100.0
Operating expenses (a)                                      80.6         80.5
                                                     -----------  -----------
EBITDA (b)                                                  19.4         19.5
Depreciation and amortization                                5.4          5.3
Amortization of goodwill                                     1.8          2.0
                                                     -----------  -----------
Income from operations                                      12.2         12.2
Interest, net                                                6.9         10.6
                                                     -----------  -----------
Income before income taxes                                   5.3          1.6
Provision for income taxes                                   2.6          1.3
                                                     -----------  -----------
Net income                                                   2.7          0.3
                                                     ===========  ===========

                                                                     THREE MONTHS
                                                                        ENDED
                                                                    MARCH 31, 2001
                                                                   ----------------
PERCENTAGE CHANGE FROM SAME PERIOD PRIOR YEAR:               (EXPRESSED IN PERCENTAGES)
   Net operating revenues                                                29.2
   Admissions                                                            23.6
   Adjusted admissions (c)                                               22.2
   Average length of stay                                                (2.5)
   EBITDA                                                                28.6

SAME-HOSPITALS PERCENTAGE CHANGE FROM SAME PERIOD PRIOR YEAR (D):
   Net operating revenues                                                10.6
   Admissions                                                             6.7
   Adjusted admissions                                                    5.5
   EBITDA                                                                14.4

------------
(a) Operating expenses include salaries and benefits, provision for bad debts, supplies, rent, and other operating expenses.

(b) EBITDA consists of income before interest, income taxes, depreciation and amortization, and amortization of goodwill. EBITDA should not be considered a measure of financial performance under generally accepted accounting principles. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a key measure used by management to evaluate our operations and provide useful information to investors. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

(c) Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d) Includes acquired hospitals to the extent we operated them during comparable periods in both years. The three months ended March 31, 2000 includes one more business day in the quarter due to leap year.

THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net operating revenues increased by 29.2% to $398.6 million for the three months ended March 31, 2001 from $308.7 million for the three months ended March 31, 2000. Of the $89.9 million increase in net operating revenues, the seven hospitals we acquired in 2000 contributed approximately $57.2 million, and hospitals we owned throughout both periods contributed $32.7 million, an increase of 10.6%. The increase from hospitals owned throughout both periods was attributable primarily to volume increases, rate increases from managed care and other payors and an increase in government reimbursement making up for the 2001 period having one fewer day as compared to the 2000 period, resulting from 2000 being a leap year.

Inpatient admissions increased by 23.6%. Adjusted admissions increased by 22.2%. Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues. Average length of stay decreased by 2.5%. On a same-hospital basis, inpatient admissions increased by 6.7% and adjusted admissions increased by 5.5%. The increase in same-hospital inpatient admissions and adjusted admissions was due primarily to an increase in services offered, physician relationship development efforts and the addition of physicians through our focused recruitment program. On a same-hospital basis, net outpatient revenues increased 12.7%.

Operating expenses, as a percentage of net operating revenues, increased from 80.5% for the three months ended March 31, 2000 to 80.6% for the three months ended March 31, 2001, primarily due to an increase in provision for bad debts and increases in utilities expense, offset by improvements in salaries and benefits. Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses. Salaries and benefits, as a percentage of net operating revenues, decreased to 38.6% from 39.0% for the comparable periods, due to the continued realization of savings from improvements made at the hospitals acquired in 1999, offset by the acquisitions made in 2000 having higher salaries and benefits as a percentage of net operating revenues for which savings have not yet been realized. Provision for bad debts, as a percentage of net operating revenues, increased to 9.3% for the three months ended March 31, 2001 from 9.1% for the comparable period in 2000. Supplies as a percentage of net operating revenues remained unchanged at 11.7% for the comparable periods in 2000 and 2001. Rent and other operating expenses, as a percentage of net operating revenues, increased from 20.8% for the three months ended March 31, 2000 to 21.1% for the three months ended March 31, 2001. EBITDA margin decreased from 19.5% for the three months ended March 31, 2000 to 19.4% for the three months ended March 31, 2001 due to the lower initial EBITDA margins associated with hospitals acquired in 2000.

On a same-hospital basis, operating expenses as a percentage of net operating revenues decreased from 80.8% for the three months ended March 31, 2000 to 80.2% for the three months ended March 31, 2001. We achieved this reduction through efficiency and productivity gains in payroll and supplies expense reductions, offset by an increase in bad debt expense and other operating expenses.

Depreciation and amortization increased by $5.1 million from $16.4 million for the three months ended March 31, 2000 to $21.5 million for the three months ended March 31, 2001. The seven hospitals acquired in 2000 accounted for $1.3 million of the increase, facility renovations and purchases of equipment, information systems upgrades, the inclusion of a hospital previously held for divestiture and other deferred items accounted for the remaining $3.8 million.

Amortization of goodwill increased from $6.2 million for the three months ended March 31, 2000 to $7.0 million for the comparable period in 2001. The increase was related to hospitals acquired in 2000.

Interest, net decreased by $5.1 million from $32.7 million for the three months ended March 31, 2000 to $27.6 million for the three months ended March 31, 2001. The decrease in average long-term debt during the three months ended March 31, 2001 as compared to the three months ended March 31, 2000 accounted for $5.3 million of the decrease offset by an increase in rates and a decrease in the number of days in the 2001 period as compared to the 2000 period. The decrease in average debt balance is the result of debt repayments from proceeds raised from the issuance of common stock in 2000 subsequent to March 31,

2000 more than offsetting additional sums borrowed to finance hospital acquisitions and compliance settlement costs.

Income before income taxes increased from $4.9 million for the three months ended March 31, 2000 to $21.2 million for the three months ended March 31, 2001 primarily as a result the continuing execution of our operating strategy, a full quarter's results from hospitals acquired during 2000 and increased volumes at hospitals owned during both periods.

Provision for income taxes increased from $3.9 million for the three months ended March 31, 2000 to $10.3 million for the three months ended March 31, 2001 as a result of the increase in pre-tax income.

Net income was $10.8 million for the three months ended March 31, 2001 compared to net income of $0.9 million for the three months ended March 31, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased $36.5 million to $31.6 million for the three months ended March 31, 2001 from a cash use of $4.9 million for the three months ended March 31, 2000. This increase represents an increase in net income of $9.9 million, an increase in non-cash expenses of $7.5 million and an increase of cash from working capital of $19.1 million when comparing the three month periods ended March 31, 2001 and 2000. The use of cash from investing activities decreased from $38.4 million for the three months ended March 31, 2000 to $24.7 million for the three months ended March 31, 2001. This decrease is the result of the 2000 period containing an acquisition for $21.4 million offset by an increase in capital and other expenditures of $7.7 million during the 2001 period. Net cash provided by financing activities decreased $47.3 million during the comparable periods as a result of not borrowing for an acquisition during the 2001 period and a reduction in borrowings to meet capital expenditure and working capital needs.

CAPITAL EXPENDITURES

We expect to incur total capital expenditures of approximately $90 million in 2001, including $60 million for renovation and equipment purchases and $30 million for construction of replacement hospitals. Under hospital purchase agreements in effect as of March 31, 2001, we are obligated to construct four replacement hospitals through 2005 with an aggregate estimated construction cost, including equipment, of approximately $120 million. During the three months ended March 31, 2001, we incurred expenditures of $4.8 million related to these replacement hospitals.

CAPITAL RESOURCES

Net working capital was $183.1 million at March 31, 2001 compared to $167.7 million at December 31, 2000. The $15.4 million increase was attributable primarily to an increase in cash and cash equivalents, an increase in accounts receivable consistent with the increase in net revenues and a decrease in accrued interest and other current liabilities.

Our amended credit agreement provides for $644 million in term debt with quarterly amortization and staggered maturities in 2001, 2002, 2003, 2004 and 2005. This agreement also provides for revolving facility debt for working capital of $200 million and acquisitions of $263.2 million at March 31, 2001. This revolving facility matures on December 31, 2002. Borrowings under the facility bear interest at either LIBOR or prime rate plus various applicable margins which are based upon financial covenant ratio tests. As of March 31, 2001, under our Credit Agreement, our weighted average interest rate was 8.96%. As of March 31, 2001, we had availability to borrow an additional $141.2 million under the working capital revolving facility and an additional $193.2 million under the acquisition loan revolving facility.

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

            A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1.7 million for the three months ended March 31, 2001.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         None

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  Exhibits

              None

         (b)  Reports on Form 8-K

              Form 8-K, dated February 21, 2001, in connection with our press release related to fourth quarter 2000 and year ended December 31, 2000 operating results and disclosures in accordance with Regulation FD.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  May 10, 2001       COMMUNITY HEALTH SYSTEMS, INC.
                                           (Registrant)


                          By:  /s/ Wayne T. Smith
                               ---------------------------------------
                               Wayne T. Smith
                               Chairman of the Board,
                               President and Chief Executive Officer
                               (principal executive officer)

                          By:  /s/ W. Larry Cash
                               --------------------------------------------
                               W. Larry Cash
                               Executive Vice President and Chief Financial
                               Officer
                               (principal financial officer)

                           By:  /s/ T. Mark Buford
                                -------------------------------------------
                                T. Mark Buford
                                Vice President and Corporate Controller
                                (principal accounting officer)