Form 10-Q
period 2001-06-30
COMMUNITY HEALTH SYSTEMS INC/
filed 2001-08-14
CIK 1108109

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

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

                               ------------------

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.



                              Yes /X/      No / /


         As of August 13, 2001, there were outstanding 86,354,287 shares of the Registrant's Common Stock, $.01 par value.

                         COMMUNITY HEALTH SYSTEMS, INC.
                                   Form 10-Q
                       For the Quarter Ended June 30, 2001



                                                                                                 Page
  PART I.Financial Information

         ITEM 1. Financial Statements:

                 Consolidated Balance Sheets - June 30, 2001 and December 31, 2000                  2

                 Consolidated Statements of Operations - Three and Six Months Ended
                  June 30, 2001 and June 30, 2000                                                   3

                 Consolidated Statements of Cash Flows - Six Months Ended June 30, 2001 and
                  June 30, 2000                                                                     4

                 Notes to Condensed Consolidated Financial Statements                               5

         ITEM 2. Management's Discussion and Analysis of Financial Condition And Results of
                 Operations                                                                         7

         ITEM 3. Quantitative and Qualitative Disclosures about Market Risk                        14

  PART II Other Information

         ITEM 1. Legal Proceedings                                                                 15

         ITEM 2. Changes in Securities and Use of Proceeds                                         15

         ITEM 3. Defaults Upon Senior Securities                                                   15

         ITEM 4. Submission of Matters to a Vote of Security Holders                               15

         ITEM 5. Other information                                                                 16

         ITEM 6. Exhibits and Reports on Form 8-K                                                  16


  SIGNATURES                                                                                       17

  INDEX TO EXHIBITS                                                                                18

PART I FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                 COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                              JUNE 30,        DECEMBER 31,
                                                                                                2001             2000
                                                                                             -----------      -----------
                                                                                             (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                               $    35,740      $    13,740
     Patients accounts receivable, net                                                           316,499          309,826
     Supplies                                                                                     41,860           39,679
     Prepaid expenses and income taxes                                                            14,169           19,989
     Current deferred income taxes                                                                 2,233            2,233
     Other current assets                                                                         15,330           23,110
                                                                                             -----------      -----------
         Total current assets                                                                    425,831          408,577
                                                                                             -----------      -----------
PROPERTY AND EQUIPMENT                                                                           936,336          850,201
     Less: accumulated depreciation and amortization                                            (169,627)        (142,120)
                                                                                             -----------      -----------
           Property and equipment, net                                                           766,709          708,081
                                                                                             -----------      -----------
GOODWILL, NET                                                                                    991,557          985,568
                                                                                             -----------      -----------
OTHER ASSETS, NET                                                                                 95,989          111,611
                                                                                             -----------      -----------
TOTAL ASSETS                                                                                 $ 2,280,086      $ 2,213,837
                                                                                             ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Current maturities of long-term debt                                                    $    21,499      $    17,433
     Accounts payable                                                                             86,460           83,191
     Current income taxes payable                                                                 16,998               --
     Accrued interest                                                                             20,278           27,389
     Accrued liabilities                                                                         111,488          112,860
                                                                                             -----------      -----------
         Total current liabilities                                                               256,723          240,873
                                                                                             -----------      -----------
LONG-TERM DEBT                                                                                 1,229,507        1,201,590
                                                                                             -----------      -----------
OTHER LONG-TERM LIABILITIES                                                                       14,015           15,200
                                                                                             -----------      -----------
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value per share, 100,000,000 shares authorized,
         none issued                                                                                  --               --
     Common stock, $.01 par value per share, 300,000,000 shares authorized; 87,296,185 shares issued and 86,320,636 shares outstanding at June 30, 2001; and
         87,105,562 shares issued and 86,137,582 shares outstanding at December 31, 2000             873              871
     Additional paid-in capital                                                                1,001,204          998,092
     Accumulated deficit                                                                        (215,284)        (235,783)
     Treasury stock, at cost, 975,549 shares at June 30, 2001 and 967,980 shares at
         December 31, 2000                                                                        (6,678)          (6,587)
     Notes receivable for common stock                                                              (211)            (334)
     Unearned stock compensation                                                                     (63)             (85)
                                                                                             -----------      -----------
         Total stockholders' equity                                                              779,841          756,174
                                                                                             -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 2,280,086      $ 2,213,837
                                                                                             ===========      ===========

See accompanying notes.

                 COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)


                                                        THREE MONTHS ENDED               SIX MONTHS ENDED
                                                             JUNE 30,                        JUNE 30,
                                                   ---------------------------     ---------------------------
                                                      2001             2000            2001           2000
                                                   -----------     -----------     -----------     -----------
NET OPERATING REVENUES                             $   400,909     $   317,136     $   799,554     $   625,787
                                                   -----------     -----------     -----------     -----------

OPERATING COSTS AND EXPENSES:
  Salaries and benefits                                156,047         123,815         309,781         244,222
  Provision for bad debts                               36,986          28,639          73,959          56,594
  Supplies                                              46,129          36,431          92,888          72,410
  Other operating expenses                              78,071          61,038         152,161         118,168
  Rent                                                   9,846           7,438          19,687          14,537
  Depreciation and amortization                         21,633          17,530          43,094          33,910
  Amortization of goodwill                               7,028           6,210          14,074          12,378
                                                   -----------     -----------     -----------     -----------

    Total operating costs and expenses                 355,740         281,101         705,644         552,219
                                                   -----------     -----------     -----------     -----------

INCOME FROM OPERATIONS                                  45,169          36,035          93,910          73,568

INTEREST EXPENSE, NET                                   25,621          32,622          53,174          65,305
                                                   -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                              19,548           3,413          40,736           8,263

PROVISION FOR INCOME TAXES                               9,897           3,235          20,237           7,164
                                                   -----------     -----------     -----------     -----------

NET INCOME                                         $     9,651     $       178     $    20,499     $     1,099
                                                   ===========     ===========     ===========     ===========


NET INCOME PER COMMON SHARE:
  Basic                                            $      0.11     $      0.00     $      0.24     $      0.02
                                                   ===========     ===========     ===========     ===========
  Diluted                                          $      0.11     $      0.00     $      0.23     $      0.02
                                                   ===========     ===========     ===========     ===========

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                             85,713,343      58,175,050      85,696,119      56,423,677
                                                   ===========     ===========     ===========     ===========
  Diluted                                           87,517,797      59,310,601      87,554,317      57,554,519
                                                   ===========     ===========     ===========     ===========

See accompanying notes.

                 COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (Unaudited)


                                                                                  SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                              ------------------------
                                                                                2001           2000
                                                                              ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                                $  20,499      $   1,099
    Adjustments to reconcile net income to net cash provided by (used in)
       operating activities:
       Depreciation and amortization                                             57,168         46,288
       Stock compensation expense                                                    22             43
       Other non-cash expenses (income), net                                        474           (498)
       Changes in operating assets and liabilities, net of effects of acquistions and divestitures:
             Patient accounts receivable                                          6,277         (9,321)
             Supplies, prepaid expenses and other current assets                  6,275         (3,989)
             Accounts payable, accrued liabilities and income taxes               2,677        (30,486)
             Compliance settlement payment                                           --        (30,900)
             Other                                                                2,136         (6,635)
                                                                              ---------      ---------
       Net cash provided by (used in) operating activities                       95,528        (34,399)
                                                                              ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquistions of facilities, pursuant to purchase agreements                  (50,063)       (40,639)
    Purchases of property and equipment                                         (39,056)       (24,006)
    Proceeds from sale of equipment                                                  53             62
    Increase in other assets                                                    (15,398)        (9,678)
                                                                              ---------      ---------
       Net cash used in investing activities                                   (104,464)       (74,261)
                                                                              ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock, net of expenses                          --        225,225
    Proceeds from exercise of stock options                                       2,289             --
    Common stock purchased for treasury                                             (91)            --
    Borrowings under credit agreement                                            69,000        137,731
    Repayments of long-term indebtedness                                        (40,262)      (252,588)
                                                                              ---------      ---------
       Net cash provided by financing activities                                 30,936        110,368
                                                                              ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          22,000          1,708

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                                 13,740          4,282
                                                                              ---------      ---------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                    $  35,740      $   5,990
                                                                              =========      =========

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the "Company") as of and for the three and six month periods ended June 30, 2001 and June 30, 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2001.

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

2. USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from the estimates.

3. ACQUISTIONS

Effective June 1, 2001, the Company acquired, through a purchase transaction, the assets and working capital of a hospital for consideration of approximately $60.7 million, including liabilities assumed. Licensed beds at the facility totaled 168. The Company borrowed $49.0 million against its acquisition loan revolving facility to fund this transaction.

4. RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" (the "Statements"). These Statements make significant changes to the accounting for business combinations, goodwill and intangible assets.

SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement's provisions apply to business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite life intangible assets. Its nonamortization provisions are effective January 1, 2002 for goodwill existing at June 30, 2001, and are effective immediately for business combinations with acquisition dates after June 30, 2001. Intangible assets with a determinable useful life will continue to be amortized over that period. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test during the initial interim period of calendar 2002. Any impairment loss will be recorded as soon as possible, but in no case later than December 31, 2002. In addition, SFAS No. 142 requires that intangible assets and goodwill be tested at least annually for impairment of carrying value; intangible assets would be tested for impairment more frequently if certain indicators are encountered.

We expect to adopt SFAS No. 142 effective January 1, 2002. Early adoption and retroactive application of SFAS No. 141 and SFAS No. 142 are not permitted. The Company expects that the adoption of these statements will not have a significant effect on its financial position, but will have a favorable effect on its results of operations.

5. ACCOUNTING PRONOUNCEMENT ADOPTED

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

6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):


                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  JUNE 30,                        JUNE 30,
                                         ---------------------------     ---------------------------
                                             2001            2000            2001            2000
                                         -----------     -----------     -----------     -----------
   NUMERATOR:
   Net income                            $     9,651     $       178     $    20,499     $     1,099
                                         ===========     ===========     ===========     ===========

   DENOMINATOR:
   Weighted-average number of shares
      outstanding--basic                  85,713,343      58,175,050      85,696,119      56,423,677
   Effect of dilutive options              1,804,454       1,135,551       1,858,198       1,130,842
                                         -----------     -----------     -----------     -----------
   Weighted-average number of shares
      outstanding--diluted                87,517,797      59,310,601      87,554,317      57,554,519
                                         ===========     ===========     ===========     ===========
   Basic earnings per share              $      0.11     $      0.00     $      0.24     $      0.02
                                         ===========     ===========     ===========     ===========
   Diluted earnings per share            $      0.11     $      0.00     $      0.23     $      0.02
                                         ===========     ===========     ===========     ===========


7. SUBSEQUENT EVENTS

Effective July 19, 2001, the Company amended its 1999 Amended and Restated Credit Agreement. The Credit Agreement is syndicated with a group of lenders led by The Chase Manhatten Bank and co-agents, Bank of America, N.A. and The Bank of Nova Scotia. This amendment, among other things, extends the maturity of approximately 80% of the $200 million revolving credit facility and the $263.2 million in acquisition loan commitments from December 31, 2002 to January 2, 2004.

On July 13, 2001, the Company signed a definitive agreement to acquire Southern Chester County Medical Center, a 59-bed hospital located in West Grove, Pennsylvania. Southern Chester County Medical Center is the sole provider of general acute hospital services in its community. On August 2, 2001 the Company signed a definitive agreement to acquire 369-bed Easton Hospital, the only hospital in the city of Easton and Northampton County, Pennsylvania. These transactions are subject to state regulatory approvals and licensing and are expected to be completed and closed during the fourth quarter of 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included herein.

SOURCES OF OPERATING REVENUE

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. Approximately 45% of net operating revenues for the three month period ended June 30, 2001 and 46% of net operating revenues for the three month period ended June 30, 2000 are related to services rendered to patients covered by the Medicare and Medicaid programs. In addition, we are reimbursed under other programs by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We record adjustments to the estimated billings in the periods that such adjustments become known. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in future periods as final settlements are determined. Adjustments related to final settlements or appeals that affected revenue were insignificant in each of the three and six month periods ended June 30, 2001 and 2000. Net amounts due to third-party payors as of June 30, 2001 were $14.6 million and as of December 31, 2000 were $2.3 million. We included these amounts in accrued liabilities in the accompanying balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 1997.

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

In addition, Medicaid programs, insurance companies, and employers are actively negotiating the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our net operating revenue growth.

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

The following tables summarize, for the periods indicated, selected operating data.


                                      THREE MONTHS ENDED        SIX MONTHS ENDED
                                           JUNE 30,                  JUNE 30,
                                       2001         2000        2001          2000
                                     -------      -------      -------      -------
                                 (EXPRESSED AS A PERCENTAGE OF NET OPERATING REVENUES)

Net operating revenues                 100.0        100.0        100.0        100.0
Operating expenses (a)                  81.6         81.2         81.1         80.8
                                     -------      -------      -------      -------
EBITDA (b)                              18.4         18.8         18.9         19.2
Depreciation and amortization            5.4          5.5          5.4          5.4
Amortization of goodwill                 1.8          2.0          1.8          2.0
                                     -------      -------      -------      -------
Income from operations                  11.3         11.4         11.7         11.8
Interest, net                            6.4         10.3          6.7         10.4
                                     -------      -------      -------      -------
Income before income taxes               4.9          1.1          5.1          1.3
Provision for income taxes               2.5          1.0          2.5          1.1
                                     -------      -------      -------      -------
Net income                               2.4          0.1          2.6          0.2
                                     =======      =======      =======      =======


                                                                    THREE MONTHS       SIX MONTHS
                                                                        ENDED             ENDED
                                                                    JUNE 30, 2001     JUNE 30, 2001
                                                                    -------------     -------------
                                                                      (EXPRESSED IN PERCENTAGES)
PERCENTAGE CHANGE FROM SAME PERIOD PRIOR YEAR:
   Net operating revenues                                                26.4              27.8
   Admissions                                                            18.1              20.9
   Adjusted admissions (c)                                               15.3              18.7
   Average length of stay                                                  --              (2.6)
   EBITDA                                                                23.5              26.0

SAME-HOSPITALS PERCENTAGE CHANGE FROM SAME PERIOD PRIOR YEAR (d):
   Net operating revenues                                                11.6              11.1
   Admissions                                                             5.2               6.0
   Adjusted admissions                                                    3.1               4.3
   EBITDA                                                                14.4              14.4

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

(d) Includes acquired hospitals to the extent we operated them during comparable periods in both years. The six months ended June 30, 2000 includes one more business day in the period due to leap year.

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net operating revenues increased by 26.4% to $400.9 million for the three months ended June 30, 2001 from $317.1 million for the three months ended June 30, 2000. Of the $83.8 million increase in net operating revenues, the five hospitals we acquired after April 1, 2000 contributed approximately $47.3 million, and hospitals we owned throughout both periods contributed $36.5 million, an increase of 11.6%.

The increase from hospitals owned throughout both periods was attributable primarily to volume increases, rate increases from managed care and other payors and an increase in government reimbursement.

Inpatient admissions increased by 18.1%. Adjusted admissions increased by 15.3%. Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues. Average length of stay remained unchanged. On a same-hospital basis, inpatient admissions increased by 5.2% and adjusted admissions increased by 3.1%. The increase in same-hospital inpatient admissions and adjusted admissions was due primarily to an increase in services offered, physician relationship development efforts and the addition of physicians through our focused recruitment program. On a same-hospital basis, net outpatient revenues increased 12.4%.

Operating expenses, as a percentage of net operating revenues, increased from 81.2% for the three months ended June 30, 2000 to 81.6% for the three months ended June 30, 2001, primarily due to an increase in provision for bad debts, increases in utility expense and an increase in rent expense, offset by improvements in salaries and benefits. Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses. Salaries and benefits, as a percentage of net operating revenues, decreased to 38.9% from 39.0% for the comparable periods, due to the continued realization of savings from improvements made at the hospitals acquired, offset by hospitals acquired more recently having higher salaries and benefits as a percentage of net operating revenues for which savings have not yet been realized. Provision for bad debts, as a percentage of net operating revenues, increased to 9.2% for the three months ended June 30, 2001 from 9.0% for the comparable period in 2000 due primarily to an increase in self-pay business. Supplies as a percentage of net operating revenues remained unchanged at 11.5% for the comparable periods in 2000 and 2001. Rent and other operating expenses, as a percentage of net operating revenues, increased from 21.7% for the three months ended June 30, 2000 to 22.0% for the three months ended June 30, 2001. EBITDA margin decreased from 18.8% for the three months ended June 30, 2000 to 18.4% for the three months ended June 30, 2001 due primarily to the acquisition of a previously managed facility and the lower initial EBITDA margins associated with hospitals acquired in 2000 and 2001.

On a same-hospital basis, operating expenses as a percentage of net operating revenues decreased from 81.5% for the three months ended June 30, 2000 to 81.0% for the three months ended June 30, 2001. We achieved this reduction through efficiency and productivity gains in payroll and supplies expense reductions, offset by a smaller increase in bad debt expense and other operating expenses.

Depreciation and amortization increased by $4.1 million from $17.5 million for the three months ended June 30, 2000 to $21.6 million for the three months ended June 30, 2001. The seven hospitals acquired in 2000 and one hospital acquired in 2001 accounted for $1.6 million of the increase; facility renovations and purchases of equipment, information systems upgrades, the inclusion of a hospital previously held for divestiture and other deferred items accounted for the remaining $2.5 million.

Amortization of goodwill increased from $6.2 million for the three months ended June 30, 2000 to $7.0 million for the comparable period in 2001 related to acquired hospitals.

Interest, net decreased by $7.0 million from $32.6 million for the three months ended June 30, 2000 to $25.6 million for the three months ended June 30, 2001. The decrease in average long-term debt during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 accounted for $4.5 million of the decrease while a decrease in interest rates accounted for $2.5 million of the decrease. The decrease in average debt balance is the result of debt repayments from proceeds raised from the issuance of common stock in 2000 being greater than additional sums borrowed to finance hospital acquisitions.

Income before income taxes increased from $3.4 million for the three months ended June 30, 2000 to $19.5 million for the three months ended June 30, 2001 primarily as a result of the increases in revenue and decreases in expenses as discussed above.

Provision for income taxes increased from $3.2 million for the three months ended June 30, 2000 to $9.9 million for the three months ended June 30, 2001 as a result of the increase in pre-tax income.

Net income was $9.7 million for the three months ended June 30, 2001 compared to net income of $0.2 million for the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

Net operating revenues increased 27.8% to $799.6 million for the six months ended June 30, 2001 from $625.8 million for the six months ended June 30, 2000. Of the $173.8 million increase in net operating revenues, the seven hospitals acquired in 2000 and one hospital acquired in 2001 contributed approximately $104.9 million, and hospitals we owned throughout both periods contributed $68.9 million, an increase of 11.1%. The increase from hospitals owned throughout both periods was attributable primarily to volume increases, rate increases from managed care and other payors and an increase in government reimbursement; these increases were offset by the 2001 period having one fewer day as compared to the 2000 period, resulting from 2000 being a leap year.

Inpatient admissions increased by 20.9%. Adjusted admissions increased by 18.7%. Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues. Average length of stay decreased by 2.6%. On a same hospital basis, inpatient admissions increased by 6.0% and adjusted admissions increased by 4.3%. The increase in same hospital inpatient admissions and adjusted admissions was due primarily to an increase in services offered, physician relationship development efforts and the addition of physicians through our focused recruitment program. On a same hospital basis, net outpatient revenues increased 12.5%.

Operating expenses, as a percentage of net operating revenues, increased from 80.8% for the six months ended June 30, 2000, to 81.1% for the six months ended June 30, 2001, primarily due to an increase in provision for bad debts, increases in utility expense and an increase in rent expense, offset by improvements in salaries and benefits. Salaries and benefits, as a percentage of net operating revenues, decreased to 38.7% from 39.0% for the comparable periods, due to the continued realization of savings from improvements made at the hospitals acquired offset by hospitals acquired more recently having higher salaries and benefits as a percentage of net operating revenues for which savings have not yet been realized. Provision for bed debts, as a percentage of net operating revenues, increased to 9.3% for the six months ended June 30, 2001 from 9.0% for the comparable period in 2000 due primarily to an increase in self-pay business. Supplies as a percentage of net operating revenues remained unchanged at 11.6% for the comparable periods in 2000 and 2001. Rent and other operating expenses, as a percentage of net operating revenues, increased from 21.2% for the six months ended June 30, 2000 to 21.5% for the six months ended June 30, 2001. EBITDA margins decreased from 19.2% for the six months ended June 30, 2000 to 18.9% for the six months ended June 30, 2001 due primarily to the acquisition of a previously managed facility and the lower initial EBITDA margins associated with hospitals acquired in 2000 and 2001.

On a same hospital basis, operating expenses as a percentage of net operating revenues decreased from 81.2% for the six months ended June 30, 2000 to 80.6% for the six months ended June 30, 2001. We achieved this reduction through efficiency and productivity gains in payroll and supplies expense reductions, offset by a smaller increase in bed debt expense and other operating expenses.

Depreciation and amortization increased by $9.2 million from $33.9 million for the six months ended June 30, 2000 to $43.1 million for the six months ended June 30, 2001. The seven hospitals acquired in 2000 and one hospital acquired in 2001 accounted for $2.9 million of the increase, facility renovations and purchases of equipment, information system upgrades, the inclusion of a hospital previously held for divestiture and other deferred items accounted for the remaining $6.3 million.

Amortization of goodwill increased from $12.4 million for the six months ended June 30, 2000 to $14.1 million for the comparable period in 2001 related to acquired hospitals.

Interest, net decreased from $65.3 million for the six months ended June 30, 2000 to $53.2 million for the six months ended June 30, 2001. The decrease in average long-term debt during the comparable periods in 2000 and 2001 accounted for $9.8 million of the decrease while a net decrease in interest rates accounted for the remaining difference. The decrease in average debt balance is the result of debt repayments from proceeds raised from the issuance of common stock in 2000 being greater than additional sums borrowed to finance hospital acquisitions.

Income before income taxes increased from $8.3 million for the six months ended June 30, 2000 to $40.7 million for the six months ended June 30, 2001 primarily as a result of the increases in revenue and decreases in expenses as discussed above.

Provision for income taxes increased from $7.2 million for the six months ended June 30, 2000 to $20.2 million for the six months ended June 30, 2001 as a result of the increase in pre-tax income.

Net income was $20.5 million for the six months ended June 30, 2001 compared to $1.1 million for the six months ended June 30, 2000.

LIQUIDITY AND CAPITAL RESOURCES

Net cash provided by operating activities increased $129.9 million to $95.5 million for the six months ended June 30, 2001 from a cash use of $34.4 million for the six months ended June 30, 2000. This increase represents an increase in net income of $19.4 million, an increase in non-cash expenses of $11.8 million, an increase of cash from working capital of $67.8 million and the absence of the one-time compliance settlement payment of $30.9 million made in 2000 when comparing the six month periods ended June 30, 2000 and 2001. The increase of cash from working capital can be attributed primarily to improvement in collections of accounts receivable, an increase in our tax provision, which we anticipate will be substantially offset by our existing net operating loss carryforwards and therefore not result in cash outflow, and overall better management of other working capital items. The use of cash from investing activities increased from $74.3 million for the six months ended June 30, 2000 to $104.5 million for the six months ended June 30, 2001. This increase is the result of the additional cost of the acquisition in 2001 and additional expenditures on property, equipment and other assets. Net cash provided by financing activities decreased $79.4 million during the comparable periods as a result of not borrowing to meet capital expenditure and working capital needs during the 2001 period and not borrowing for the compliance settlement as was done in the 2000 period.

CAPITAL EXPENDITURES

We expect to incur total capital expenditures of approximately $90 million in 2001, including $60 million for renovation and equipment purchases and $30 million for construction of replacement hospitals. Under hospital purchase agreements in effect as of June 30, 2001, we are obligated to construct four replacement hospitals through 2005 with an aggregate estimated construction cost, including equipment, of approximately $120 million. During the six months ended June 30, 2001, we incurred expenditures of approximately $9.0 million related to these replacement hospitals.

CAPITAL RESOURCES

Net working capital was $169.1 million at June 30, 2001 compared to $167.7 million at December 31, 2000. The $1.4 million increase was attributable primarily to an increase in cash and cash equivalents, an increase in accounts receivable consistent with the increase in net revenues and a decrease in accrued interest and other current liabilities offset by a decrease in prepaid expenses and an increase in current income taxes payable that we expect to settle using net operating loss carry forwards.

In July 2001, we amended our credit agreement. Our amended credit agreement provides for $644 million in term debt with quarterly amortization and staggered maturities in 2001, 2002, 2003, 2004 and 2005. This agreement also provides for revolving facility debt for working capital of $200 million and acquisitions of

$263.2 million at June 30, 2001. This new amendment extends the maturity of approximately 80% of the revolver commitments from approving lenders to January 2, 2004. Borrowings under the facility bear interest at either LIBOR or prime rate plus various applicable margins which are based upon financial covenant ratio tests. As of June 30, 2001 using amended rates, our weighted average interest rate under our credit agreement was 7.04%. As of June 30, 2001, we had availability to borrow an additional $162.1 million under the working capital revolving facility and an additional $144.2 million under the acquisition loan revolving facility.

We are required to pay a quarterly commitment fee at a rate of 0.375% to 0.500% based on specified financial criteria. This fee applies to unused commitments under the revolving credit facility and the acquisition loan facility.

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

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets" (the "Statements"). These Statements make significant changes to the accounting for business combinations, goodwill and intangible assets.

SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement's provisions apply to business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite lived intangible assets. Its nonamortization provisions are effective January 1, 2002 for goodwill existing at June 30, 2001, and are effective immediately for business combinations with acquisition dates after June 30, 2001. Intangible assets with a determinable useful life will continue to be amortized over that period. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test during the initial interim period of calendar year 2002. Any impairment loss will be recorded as soon as possible, but in no case later than December 31, 2002. In addition, SFAS No. 142 requires that intangible assets and goodwill be tested at least annually for impairment of carrying value; intangible assets would be tested for impairment more frequently if certain indicators are encountered.

We expect to adopt SFAS No. 142 effective January 1, 2002. Early adoption and retroactive application of SFAS No. 141 and SFAS No 142 are not permitted. Subject to final analysis, the Company expects application of the nonamortization provisions of the Statements to result in a positive effect on net income of at least $23 million or $0.25 per share - diluted in calendar year 2002. The Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. The Company doesn't expect the effect of these Statements to have a significant effect on its financial position.

FEDERAL INCOME TAX EXAMINATIONS

The Internal Revenue Service is examining our filed federal income tax returns for the tax periods ended between December 31, 1993 and December 31, 1996. A Revenue Agent's Report has been issued in connection with the examination of the December 31, 1993, 1994, 1995 and July 10, 1996 tax periods wherein the Internal Revenue Service has prepared several adjustments, primarily involving temporary or timing differences. To date, a Revenue Agent's Report has not been issued in connection with the examination of the December 31, 1996 period. While we anticipate a resolution of the current examinations by the end of the current calendar year, we do not expect that the ultimate outcome of the Internal Revenue Service examinations will have a material effect on us.

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

A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1.8 million for the three months ended June 30, 2001 and $3.5 for the six months ended June 30, 2001.

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         In the matter of U.S. EX REL. BLEDSOE V. COMMUNITY HEALTH SYSTEMS, INC., Case # 2-00-0083, transferred from the Northern District of Georgia and now pending in the Middle District of Tennessee, the relator has filed a motion seeking from the United States government a portion of the settlement proceeds from the Company's May 2000 settlement with the U.S. Department of Justice, the Office of the Inspector General, and applicable state Medicaid programs. The government is vigorously opposing this motion. Should the relator prevail on this motion, any monies would come from the United States and not the Company, and at least a portion of the relator's lawsuit would likely be dismissed. We are still awaiting disposition of our motion to dismiss the case.

         In the matter of U.S. EX REL. SMITH V. COMMUNITY HEALTH SYSTEMS, INC., which was filed in the Middle District of Tennessee, the Department of Justice notified us earlier this year that it would not intervene in the case and the relator has subsequently dismissed the case.

         In the matter of U.S. EX REL. KOWATLI V. RUSSELL COUNTY MEDICAL CENTER, ET al. filed in Abingdon, Virginia, the Department of Justice has notified the Court that it will not intervene in the case. We have not yet been served with a complaint in this case. The relator has filed a motion similar to the relator's motion in the Bledsoe case, seeking a portion of the proceeds of the May 2000 settlement. The government is vigorously opposing this motion and has moved to dismiss the case against it.

         In August 2001, the Company reached a civil settlement with the U.S. Department of Justice regarding the Harris Hospital mammography investigation. The Company paid $65,000 in connection with the settlement, but admitted no liability in the matter.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At the company's annual meeting of stockholders, held on May 22, 2001, in New York, New York, the following directors were elected as Class I directors of the Company: W. Larry Cash, Robert J. Dole, J. Anthony Forstmann, and Harvey Klein, M.D. The terms of the Class I directors will expire at the annual meeting of stockholders in 2004 but not before their respective successors are elected and qualified. The terms of the following Class II directors will continue until the annual meeting of stockholders in 2002: Dale F. Frey, Sandra J. Horbach, and Michael A. Miles. The terms of the following Class II directors will continue until the annual meeting of stockholders in 2003: Sheila P. Burke, Theodore J. Forstmann, Thomas H. Lister, and Wayne T. Smith. The stockholders also ratified the appointment of Deloitte & Touche LLP as the company's independent public accountants for the year ending December 31, 2001.

         In the elections described above, votes were cast as follows:


ELECTION OF -           VOTES FOR    VOTES WITHHELD
-------------           ---------    --------------

Robert J. Dole          77,430,423      55,860
J. Anthony Forstmann    77,429,803      56,480
Harvey Klein, M.D.      77,429,553      56,730
W. Larry Cash           71,100,261   6,386,022


RATIFICATION OF -       VOTES FOR    VOTES AGAINST    VOTES ABSTAINING
-----------------       ---------    -------------    ----------------
Deloitte & Touche, LLP  77,465,112      18,071             3,100

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

             See Index to Exhibits located on page 19.

         (b) Reports on Form 8-K

             Form 8-K, dated April 25, 2001, in connection with our press release related to first quarter 2001 operating results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.


Date:  August 13, 2001        COMMUNITY HEALTH SYSTEMS, INC.
                                       (Registrant)


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

                              By:  /S/ T. Mark Buford
                                   -------------------------------------
                                      T. Mark Buford
                                      Vice President and Corporate Controller
                                      (principal accounting officer)

                                INDEX TO EXHIBITS


NO.         DESCRIPTION
---         -----------

(10)        Material contracts

            Included herein as Exhibit 10.1 (Second and Third Amendment to the Amended and Restated Credit Agreement)