Form 10-Q
period 2001-09-30
COMMUNITY HEALTH SYSTEMS INC/
filed 2001-11-13
CIK 1108109

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

                              --------------------

              Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                        Yes      X                No
                           -----------              -----------

              As of November 12, 2001, there were outstanding 99,439,463 shares of the Registrant's Common Stock, $.01 par value.

                         COMMUNITY HEALTH SYSTEMS, INC.

                                    Form 10-Q

            For the Quarter and Nine Months Ended September 30, 2001




                                                                                                                          Page
   PART I.   Financial Information

             ITEM 1.  Financial Statements:

                      Consolidated Balance Sheets - September 30, 2001 and December 31, 2000                                2

                      Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2001
                       and September 30, 2000                                                                               3

                      Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2001
                       and September 30, 2000                                                                               4

                      Notes to Condensed Consolidated Financial Statements                                                  5

             ITEM 2.  Management's Discussion and Analysis of Financial Condition And Results of
                      Operations                                                                                            7

             ITEM 3.  Quantitative and Qualitative Disclosures about Market Risk                                            14

   PART II.  Other Information

             ITEM 1.  Legal Proceedings                                                                                     15

             ITEM 2.  Changes in Securities and Use of Proceeds                                                             15

             ITEM 3.  Defaults Upon Senior Securities                                                                       15

             ITEM 4.  Submission of Matters to a Vote of Security Holders                                                   15

             ITEM 5.  Other information                                                                                     15

             ITEM 6.  Exhibits and Reports on Form 8-K                                                                      15


   SIGNATURES                                                                                                               16

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                 COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  September 30,    December 31,
                                                                                      2001             2000
                                                                                   -----------      -----------
                                                                                   (UNAUDITED)
ASSETS
CURRENT ASSETS
     Cash and cash equivalents                                                     $    17,699      $    13,740
     Patients accounts receivable, net                                                 334,538          309,826
     Supplies                                                                           42,669           39,679
     Prepaid expenses and income taxes                                                  13,181           19,989
     Current deferred income taxes                                                       2,233            2,233
     Other current assets                                                               17,510           23,110
                                                                                   -----------      -----------
         Total current assets                                                          427,830          408,577
                                                                                   -----------      -----------
PROPERTY AND EQUIPMENT                                                                 964,637          850,201
     Less accumulated depreciation and amortization                                   (186,693)        (142,120)
                                                                                   -----------      -----------
           Property and equipment, net                                                 777,944          708,081
                                                                                   -----------      -----------
GOODWILL, NET                                                                          986,686          985,568
                                                                                   -----------      -----------
OTHER ASSETS, NET                                                                      106,143          111,611
                                                                                   -----------      -----------
TOTAL ASSETS                                                                       $ 2,298,603      $ 2,213,837
                                                                                   ===========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
     Current maturities of long-term debt                                          $    42,182      $    17,433
     Accounts payable                                                                   91,810           83,191
     Current income taxes payable                                                       26,023               --
     Accrued interest                                                                   14,797           27,389
     Accrued liabilities                                                               105,703          112,860
                                                                                   -----------      -----------
         Total current liabilities                                                     280,515          240,873
                                                                                   -----------      -----------
LONG-TERM DEBT                                                                       1,211,586        1,201,590
                                                                                   -----------      -----------
OTHER LONG-TERM LIABILITIES                                                             12,882           15,200
                                                                                   -----------      -----------
STOCKHOLDERS' EQUITY
     Preferred stock, $.01 par value per share, 100,000,000 shares authorized,
         none issued                                                                        --               --
     Common stock, $.01 par value per share, 300,000,000 shares authorized;
         87,438,097 shares issued and 86,462,548 shares outstanding at September 30, 2001; and 87,105,562 shares issued and
         86,137,582 shares outstanding at December 31, 2000                                874              871
     Additional paid-in capital                                                      1,004,930          998,092
     Accumulated deficit                                                              (205,243)        (235,783)
     Treasury stock, at cost, 975,549 shares at September 30, 2001 and 967,980
         shares at December 31, 2000                                                    (6,678)          (6,587)
     Notes receivable for common stock                                                    (211)            (334)
     Unearned stock compensation                                                           (52)             (85)
                                                                                   -----------      -----------
         Total stockholders' equity                                                    793,620          756,174
                                                                                   -----------      -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 2,298,603      $ 2,213,837
                                                                                   ===========      ===========

See accompanying notes.

                 COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
                                   (Unaudited)


                                                        THREE MONTHS ENDED             NINE MONTHS ENDED
                                                           SEPTEMBER 30,                 SEPTEMBER 30,
                                                   ---------------------------     ---------------------------
                                                       2001           2000            2001             2000
                                                   -----------     -----------     -----------     -----------
NET OPERATING REVENUES                             $   416,569     $   342,447     $ 1,216,123     $   968,234
                                                   -----------     -----------     -----------     -----------

OPERATING COSTS AND EXPENSES:
  Salaries and benefits                                163,320         132,431         473,101         376,653
  Provision for bad debts                               38,384          31,192         112,343          87,786
  Supplies                                              48,142          40,006         141,030         112,416
  Other operating expenses                              81,741          67,917         233,902         186,085
  Rent                                                  10,956           8,132          30,643          22,669
  Depreciation and amortization                         23,318          18,655          66,412          52,565
  Amortization of goodwill                               7,313           6,542          21,387          18,920
                                                   -----------     -----------     -----------     -----------

    Total operating costs and expenses                 373,174         304,875       1,078,818         857,094
                                                   -----------     -----------     -----------     -----------

INCOME FROM OPERATIONS                                  43,395          37,572         137,305         111,140

INTEREST EXPENSE, NET                                   23,541          32,409          76,715          97,714
                                                   -----------     -----------     -----------     -----------

INCOME BEFORE INCOME TAXES                              19,854           5,163          60,590          13,426

PROVISION FOR INCOME TAXES                               9,813           3,905          30,050          11,069
                                                   -----------     -----------     -----------     -----------

NET INCOME                                         $    10,041     $     1,258     $    30,540     $     2,357
                                                   ===========     ===========     ===========     ===========

NET INCOME PER COMMON SHARE:
  Basic                                            $      0.12     $      0.02     $      0.36     $      0.04
                                                   ===========     ===========     ===========     ===========
  Diluted                                          $      0.11     $      0.02     $      0.35     $      0.04
                                                   ===========     ===========     ===========     ===========

WEIGHTED-AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic                                             85,944,773      75,120,860      85,809,995      62,740,932
                                                   ===========     ===========     ===========     ===========
  Diluted                                           87,833,430      77,193,350      87,648,100      64,146,143
                                                   ===========     ===========     ===========     ===========

See accompanying notes.

                     COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (IN THOUSANDS)
                                       (Unaudited)


                                                                             NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                          ------------------------
                                                                            2001           2000
                                                                          ---------      ---------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                                            $  30,540      $   2,357
    Adjustments to reconcile net income to net cash provided by
       (used in) operating activities:
       Depreciation and amortization                                         87,799         71,485
       Stock compensation expense                                                33             43
       Other non-cash expenses (income), net                                  3,021           (447)
       Changes in operating assets and liabilities, net of effects of acquistions and divestitures:
             Patient accounts receivable                                     (9,945)       (42,324)
             Supplies, prepaid expenses and other current assets             10,026         (6,064)
             Accounts payable, accrued liabilities and income taxes           2,991        (10,406)
             Compliance settlement payable                                       --        (30,900)
             Other                                                          (10,399)       (15,733)
                                                                          ---------      ---------

       Net cash provided by (used in) operating activities                  114,066        (31,989)
                                                                          ---------      ---------

CASH FLOWS FROM INVESTING ACTIVITIES
    Acquistions of facilities, pursuant to purchase agreements              (55,066)       (75,654)
    Purchases of property and equipment                                     (64,763)       (36,748)
    Proceeds from sale of equipment                                             168             85
    Increase in other assets                                                (25,257)       (16,761)
                                                                          ---------      ---------

       Net cash used in investing activities                               (144,918)      (129,078)
                                                                          ---------      ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of common stock, net of expenses                       3        245,699
    Proceeds from exercise of stock options                                   5,713             --
    Common stock purchased for treasury                                         (91)            --
    Borrowings under credit agreement                                        70,012        196,731
    Repayments of long-term indebtedness                                    (40,826)      (277,703)
                                                                          ---------      ---------

       Net cash provided by financing activities                             34,811        164,727
                                                                          ---------      ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       3,959          3,660

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             13,740          4,282
                                                                          ---------      ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $  17,699      $   7,942
                                                                          =========      =========

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the "Company") as of and for the three and nine month periods ended September 30, 2001 and September 30, 2000, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2001.

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

3. ACQUISITIONS

During the nine months ended September 30, 2001, the Company acquired, through two purchase transactions, effective in June and September, respectively, most of the assets, including working capital, of two hospitals. The consideration for the two hospitals totaled $65.7 million. The consideration consisted of $53.6 million in cash, which a substantial portion was borrowed under the acquisition loan facilities, and assumed liabilities of $12.1 million. Licensed beds at these two facilities totaled 271.

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

SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite life intangible assets. Its nonamortization provisions are effective January 1, 2002 for goodwill existing at June 30, 2001, and are effective immediately for business combinations with acquisition dates after June 30, 2001. Intangible assets with a determinable useful life will continue to be amortized over that period. SFAS No. 142 requires the Company to complete a transitional goodwill impairment test as of January 1, 2002. Any impairment loss will be recorded as soon as possible, but in no case later than December 31, 2002. In addition, SFAS No. 142 requires that intangible assets and goodwill be tested at least annually for impairment of carrying value; impairment of value would be evaluated more frequently if certain indicators are encountered.

The provisions of SFAS No. 142 effective for acquisitions after June 30, 2001 have been adopted and we expect to adopt the remaining provisions of SFAS No. 142 effective January 1, 2002. Early adoption and retroactive application of SFAS No. 141 and SFAS No. 142 are not permitted. The Company expects that the adoption of these statements will not have a significant effect on its financial position, but will have a favorable effect on its results of operations.

SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001 by the Financial Accounting Standards Board and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated retirement costs. This Statement applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We are evaluating the impact, if any, of adopting SFAS No. 143.

On August 1, 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51 "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions are generally to be applied prospectively. The Company is evaluating the impact, if any, of adopting SFAS No. 144.

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

6. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):


                                             THREE MONTHS ENDED               NINE MONTHS ENDED
                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                         ---------------------------     ---------------------------
                                             2001           2000            2001             2000
                                         -----------     -----------     -----------     -----------
   NUMERATOR:
   Net income                            $    10,041     $     1,258     $    30,540     $     2,357
                                         ===========     ===========     ===========     ===========

   DENOMINATOR:
   Weighted-average number of shares
      outstanding--basic                  85,944,773      75,120,860      85,809,995      62,740,932
   Effect of dilutive options              1,888,657       2,072,490       1,838,105       1,405,211
                                         -----------     -----------     -----------     -----------
   Weighted-average number of shares
      outstanding--diluted                87,833,430      77,193,350      87,648,100      64,146,143
                                         ===========     ===========     ===========     ===========
   Basic earnings per share              $      0.12     $      0.02     $      0.36     $      0.04
                                         ===========     ===========     ===========     ===========
   Diluted earnings per share            $      0.11     $      0.02     $      0.35     $      0.04
                                         ===========     ===========     ===========     ===========

7. SUBSEQUENT EVENTS

The Company acquired, through three separate purchase transactions effective in October and November, most of the assets, including working capital, of three hospitals. The consideration for the three hospitals totaled approximately $136 million. The consideration consisted of $77.2 million in cash, which a substantial portion was borrowed under the acquisition loan facilities, and assumed liabilities of approximately $58.8 million including a mortgage note payable of $7.7 million and other notes payable of $15.3 million. Licensed beds at the three hospitals totaled 495.

On October 9, 2001, we completed a public offering of 12,000,000 shares of its common stock and the sale of $287.5 million of 4 1/4 % convertible subordinated notes, due October 2008, including the exercise of the notes overallotment. Net proceeds from these offerings of approximately $585 million were used to pay off $500 million of 7 1/2 % subordinated debt plus accrued interest and the remainder used to repay other long term debt under our credit agreement.

On November 2, 2001, we signed a definitive agreement to acquire a 152 bed hospital. This pending transaction is subject to regulatory approvals and licensing, including application for a certificate of need with the Department of Health and Senior Services and approval by the Attorney General. The execution of a definitive agreement is a precondition to the filing of the certificate of need application. Due diligence will continue during the regulatory approval process, which is expected to be completed in three to six months.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included herein.

SOURCES OF OPERATING REVENUE

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. Approximately 49% for the year ended December 31, 1998, 48% for the year ended December 31, 1999, 46% for the year ended December 31, 2000 and 45% for the nine month period ended September 30, 2001, are related to services rendered to patients covered by the Medicare and Medicaid programs. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We record adjustments to the estimated billings in the periods that such adjustments become known. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in future periods as final settlements are determined. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the three-month and nine-month periods ended September 30, 2001 and 2000.

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

In addition, Medicaid programs, insurance companies, and employers are actively negotiating the amounts paid to hospitals. The trend toward increased enrollment in managed care may affect our net operating revenue growth.

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

The following tables summarize, for the periods indicated, selected operating data.


                                     THREE MONTHS ENDED         NINE MONTHS ENDED
                                        SEPTEMBER 30,             SEPTEMBER 30,
                                      2001         2000         2001          2000
                                     -------      -------      -------      -------
                                  (EXPRESSED AS A PERCENTAGE OF NET OPERATING REVENUES)

Net operating revenues                 100.0        100.0        100.0        100.0
Operating expenses (a)                  82.2         81.7         81.5         81.1
                                     -------      -------      -------      -------
EBITDA (b)                              17.8         18.3         18.5         18.9
Depreciation and amortization            5.6          5.4          5.5          5.4
Amortization of goodwill                 1.8          1.9          1.7          2.0
                                     -------      -------      -------      -------
Income from operations                  10.4         11.0         11.3         11.5
Interest, net                            5.6          9.5          6.3         10.1
                                     -------      -------      -------      -------
Income before income taxes               4.8          1.5          5.0          1.4
Provision for income taxes               2.4          1.1          2.5          1.2
                                     -------      -------      -------      -------
Net income                               2.4          0.4          2.5          0.2
                                     =======      =======      =======      =======


                                                        THREE MONTHS       NINE MONTHS
                                                            ENDED             ENDED
                                                      SEPTEMBER 30, 2001  SEPTEMBER 30, 2001
                                                      ------------------  ------------------
                                                            (EXPRESSED IN PERCENTAGES)
PERCENTAGE CHANGE FROM SAME PERIOD PRIOR YEAR:
   Net operating revenues                                        21.6        25.6
   Admissions                                                    11.5        17.6
   Adjusted admissions (c)                                       13.8        17.0
   Average length of stay                                        --          --
   EBITDA                                                        17.9        23.3

SAME HOSPITALS PERCENTAGE CHANGE FROM PRIOR PERIOD (d):
   Net operating revenues                                        10.8        11.0
   Admissions                                                     1.9         4.6
   Adjusted admissions (c)                                        4.4         4.3
   EBITDA                                                        13.3        14.0

----------
(a) Operating expenses include salaries and benefits, provision for bad debts, supplies, rent, and other operating expenses, and exclude the items that are excluded for purposes of determining EBITDA as discussed in footnote (b) below.

(b) EBITDA consists of income before interest, income taxes, depreciation and amortization, and amortization of goodwill. EBITDA should not be considered a measure of financial performance under GAAP. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a key measure used by management to evaluate our operations and provide useful information to investors. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with GAAP and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

(c) Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d) Includes acquired hospitals to the extent we operated them during comparable periods in both years. The nine months ended September 30, 2000 includes one more business day in the period due to leap year.

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

Net operating revenues increased by 21.6% to $416.6 million for the three months ended September 30, 2001 from $342.4 million for the three months ended September 30, 2000. Of the $74.2 million increase in net operating revenues, the four hospitals we acquired after September 30, 2000 contributed approximately $37.3 million, and hospitals we owned throughout both periods contributed $36.9 million, an increase of 10.8%. The increase from hospitals owned throughout both periods was attributable primarily to volume increases, rate increases from managed care and other payors and an increase in government reimbursement.

Inpatient admissions increased by 11.5%. Adjusted admissions increased by 13.8%. Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues. Average length of stay remained unchanged. On a same-hospital basis, inpatient admissions increased by 1.9% and adjusted admissions increased by 4.4%. The increase in same hospital inpatient admissions and adjusted admissions was due primarily to an increase in services offered, physician relationship development efforts and the addition of physicians through our focused recruitment program. On a same-hospital basis, net outpatient revenues increased 10.7%. The increase in net outpatient revenues was attributable primarily to an increase in outpatient volume as well as rate increases from managed care and other payors.

Operating expenses, as a percentage of net operating revenues, increased from 81.7% for the three months ended September 30, 2000 to 82.2% for the three months ended September 30, 2001, primarily due to efficiency and productivity gains in payroll and supplies expenses offset by lower initial EBITDA margins associated with recently acquired hospitals and one recently constructed hospital. Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses. Salaries and benefits, as a percentage of net operating revenues, increased to 39.2% from 38.7% for the comparable periods, due to the realization of savings from improvements made at the hospitals acquired in 2000, offset by the acquisitions made in 2001 having higher salaries and benefits as a percentage of net operating revenues. EBITDA margin decreased from 18.3% for the three months ended September 30, 2000 to 17.8% for the three months ended September 30, 2001. Provision for bad debts, as a percentage of net operating revenues, increased to 9.2% for the three months ended September 30, 2001 from 9.1% for the comparable period in 2000. Supplies as a percentage of net operating revenues, decreased to 11.6% for the three months ended September 30, 2001 from 11.7% for the comparable period in 2000. Rent and other operating expenses, as a percentage of net operating revenues, remained at 22.2% for the comparable periods.

On a same-hospital basis, operating expenses as a percentage of net operating revenues decreased from 82.0% for the three months ended September 30, 2000 to 81.6% for the three months ended September 30, 2001. We achieved this through efficiency and productivity gains in payroll and supplies expense reductions, offset by an increase in other expenses.

Depreciation and amortization increased by $4.6 million from $18.7 million for the three months ended September 30, 2000 to $23.3 million for the three months ended September 30, 2001. The four hospitals acquired after September 30, 2000 accounted for $1.1 million of the increase; hospital renovations and purchases of equipment, information system upgrades, the inclusion of a hospital previously held for divestiture and other deferred items accounted for the remaining $3.5 million.

Amortization of goodwill increased from $6.5 million for the three months ended September 30, 2000 to $7.3 million for the comparable period in 2001 related to acquired hospitals.

Interest, net decreased by $8.9 million from $32.4 million for the three months ended September 30, 2000 to $23.5 million for the three months ended September 30, 2001. The decrease in average outstanding long-term debt during the comparable periods in 2000 and 2001 accounted for approximately $3.0 million of the decrease while a net decrease in interest rates accounted for the remaining difference. The decrease in average outstanding debt balance is the result of debt repayments from proceeds raised from the issuance of common stock in 2000 being greater than additional sums borrowed to finance hospital acquisitions and capital expenditures.

Income before income taxes increased from $5.2 million for the three months ended September 30, 2000 to $19.8 million for the three months ended September 30, 2001 primarily as a result of the increases in revenue and decreases in expenses as discussed above.

Provision for income taxes increased from $3.9 million for the three months ended September 30, 2000 to $9.8 million for the three months ended September 30, 2001 as a result of the increase in pre-tax income.

Net income was $10.0 million for the three months ended September 30, 2001 compared to $1.3 million for the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

Net operating revenues increased 25.6% to $1.2 billion for the nine months ended September 30, 2001 from $968.2 million for the nine months ended September 30, 2000. Of the $247.9 million increase in net operating revenues, the seven hospitals we acquired in 2000 and two hospitals acquired in 2001 contributed approximately $142.1 million, and hospitals we owned throughout both periods contributed $105.8 million, an increase of 11.0%. The increase from hospitals owned throughout both periods was attributable primarily to volume increases, rate increases from managed care and other payors and an increase in government reimbursement. These increases were offset by the 2001 period having one fewer day as compared to the 2000 period, resulting from 2000 being a leap year.

Inpatient admissions increased by 17.6%. Adjusted admissions increased by 17.0%. Average length of stay remained unchanged. On a same hospital basis, inpatient admissions increased by 4.6% and adjusted admissions increased by 4.3%. The increase in same hospital inpatient admissions and adjusted admissions was due primarily to an increase in services offered, physician relationship development efforts and the addition of physicians through our focused recruitment program. On a same hospital basis, net outpatient revenues increased by 11.9% primarily as a result of an increase in outpatient volume as well as rate increases from managed care and other payors.

Operating expenses, as a percentage of net operating revenues, increased from 81.1% for the nine months ended September 30, 2000, to 81.5% for the nine months ended September 30, 2001, primarily due to an increase in provision for bad debts, increases in utility expense, an increase in rent expense and recent acquisitions having higher salaries and benefits as a percentage of net revenue, offset by improvements in salaries and benefits and supplies expense at hospitals we have owned throughout both periods. Salaries and benefits, as a percentage of net operating revenues, remained at 38.9% for the comparable periods, due to the continued realization of savings from improvements made at hospitals acquired offset by hospitals acquired more recently having higher salaries and benefits as a percentage of net operating revenues for which savings have not yet been realized. Provision for bad debts, as a percentage of net operating revenues, increased to 9.2% from 9.1% for the comparable periods due primarily to an increase in self-pay business. Supplies as a percentage of net operating revenues remained unchanged at 11.6% for the comparable periods in 2000 and 2001. Rent and other operating expenses, as a percentage of net operating revenues, increased from 21.5% for the nine months ended September 30, 2000 to 21.8% for the nine months ended September 30, 2001, due primarily to initial higher costs from recently acquired hospitals and an increase in utilities expense. These fluctuations have led to EBITDA margins decreasing from 18.9% for the nine months ended September 30, 2000 to 18.5% for the nine months ended September 30, 2001.

On a same hospital basis, operating expenses as a percentage of net operating revenues decreased from 81.5% for the nine months ended September 30, 2000 to 81.0% for the nine months ended September 30, 2001. We achieved this reduction through efficiency and productivity gains in payroll and supplies expense reductions, offset by increases in other expenses.

Depreciation and amortization increased by $13.8 million from $52.6 million for the nine months ended September 30, 2000 to $66.4 million for the nine months ended September 30, 2001. The seven hospitals acquired in 2000 and two hospitals acquired in 2001 accounted for $3.6 million of the increase; hospital renovations and purchases of equipment, information systems upgrades, the inclusion of a hospital previously held for divestiture and other deferred items accounted for the remaining $10.2 million.

Amortization of goodwill increased by $2.5 million from $18.9 million for the nine months ended September 30, 2000 to $21.4 million for the comparable period in 2001 related to acquired hospitals.

Interest, net decreased by $21.0 million from $97.7 million for the nine months ended September 30, 2000 to $76.7 million for the nine months ended September 30, 2001. The decrease in average outstanding long-term debt during the comparable periods in 2000 and 2001 accounted for approximately $13.5 million of the decrease while a net decrease in interest rates accounted for the remaining difference. The decrease in average outstanding debt balance is the result of debt repayments from proceeds raised from the issuance of common stock in 2000 being greater than additional sums borrowed to finance hospital acquisitions and capital expenditures.

Income before income taxes increased from $13.4 million for the nine months ended September 30, 2000 to $60.6 million for the nine months ended September 30, 2001 primarily as a result of the increases in revenue and decreases in expenses as discussed above.

Provision for income taxes increased from $11.1 million for the nine months ended September 30, 2000 to $30.0 million for the nine months ended September 30, 2001 as a result of the increase in pre-tax income.

Net income increased from $2.4 million for the nine months ended September 30, 2000 to income of $30.5 million for the nine months ended September 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Net cash from operating activities increased $146.1 million from a use of $32.0 million for the nine months ended September 30, 2000 to cash provided of $114.1 million for the nine months ended September 30, 2001. This increase represents an increase in net income of $28.2 million, an increase in non-cash expenses of $19.8 million, an increase of cash from working capital of $67.2 million and the absence of the one-time compliance settlement payment of $30.9 million made in 2000, when comparing the nine month period ended September 30, 2000 and the nine month period ended September 30, 2001. The increase of cash from working capital can be attributed primarily to improvement in collections of accounts receivable, a decrease in the amount of interest paid, and overall better management of other working capital items. The use of cash from investing activities increased from $129.1 million for the nine months ended September 20, 2000 to $144.9 million for the nine months ended September 20, 2001. This increase is the result of additional purchases of property and equipment, ongoing construction of a replacement facility and information system upgrades, primarily at recently acquired facilities, offset by a decrease in cash paid for acquisitions for the comparable periods. Net cash provided by financing activities decreased $129.9 million during the comparable periods as a result of not borrowing to meet capital expenditure and working capital needs during the 2001 period, a reduction in cash paid for acquisitions in the comparable periods and not borrowing for the compliance settlement as was done in the 2000 period.

CAPITAL EXPENDITURES

We expect to incur total capital expenditures of approximately $93 million in 2001, including $60 million for renovation and equipment purchases and $30 million for construction of replacement hospitals. Pursuant to hospital purchase agreements in effect as of September 30, 2001, we are obligated to construct four replacement hospitals through 2005 with an aggregate estimated construction cost including equipment, of approximately $120 million. During the nine months ended September 20, 2001, we incurred expenditures of approximately $14 million related to these replacement hospitals.

CAPITAL RESOURCES

Net working capital was $147.3 million at September 30, 2001 compared to $167.7 million at December 31, 2000. The $20.4 million decrease in net working capital from December 31, 2000 to September 30, 2001 was attributable primarily to an increase in our current income taxes payable and an increase in current maturities on long-term debt in accordance with our scheduled payments, offset by an increase in accounts receivable, primarily due to acquisitions, and a decrease in accrued interest. We anticipate settling substantially all of our current tax liability using net operating loss carry forwards, therefore, in accordance with accounting standards the current income taxes payable will be offset against deferred tax assets from net operating loss carry forwards in the fourth quarter of 2001.

In July 2001, we amended our credit agreement. Our amended credit agreement provides for $644 million in term debt with quarterly amortization and staggered maturities in 2001, 2002, 2003, 2004 and 2005. This agreement also provides for revolving facility debt for working capital of $200 million and acquisitions of $251.9 million at September 30, 2001. This new amendment extends the maturity of approximately 80% of the revolver commitments to January 2, 2004. Borrowings under the facility bear interest at either LIBOR or prime rate plus various applicable margins which are based upon a financial covenant ratio test. As of September 30, 2001 using amended rates, our weighted average interest rate under our credit agreement was 6.64%. As of September 30, 2001, we had availability to borrow an additional $164.1 million under the working capital revolving facility and an additional $132.9 million under the acquisition loan revolving facility.

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

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED

On July 20, 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." These SFAS Statements make significant changes to the accounting for business combinations, goodwill and intangible assets.

SFAS No. 141 eliminates the pooling-of-interests method of accounting for business combinations. In addition, it further clarifies the criteria for recognition of intangible assets separately from goodwill. This statement's provisions apply to business combinations accounted for using the purchase method for which the date of acquisition is July 1, 2001, or later.

SFAS No. 142 discontinues the practice of amortizing goodwill and indefinite life intangible assets. Its nonamortization provisions are effective January 1, 2002 for goodwill existing at June 30, 2001, and are effective immediately for business combinations with acquisition dates after June 30, 2001. Intangible assets with a determinable useful life will continue to be amortized over that period. SFAS No. 142 requires us to complete a transitional goodwill impairment test as of January 1, 2002. Any impairment loss will be recorded as soon as possible, but in no case later than December 31, 2002. In addition, SFAS No. 142 requires that indefinite life intangible assets and goodwill be tested at least annually for impairment of carrying value; impairment of carrying value would be evaluated more frequently if certain indicators are encountered.

The provisions of SFAS No. 142 effective for acquisitions after June 30, 2001 have been adopted and we expect to adopt the remaining provisions of SFAS No. 142 effective January 1, 2002. Early adoption and retroactive application of SFAS No. 141 and SFAS No. 142 are not permitted. Subject to final analysis, we expect application of the nonamortization provisions of these SFAS Statements to result in a positive effect on net income of approximately $23 million in calendar year 2002. We will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. We do not expect the effect of SFAS Nos. 141 and 142 to have a significant effect on our financial position.

SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001 by the Financial Accounting Standards Board and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated retirement costs. This Statement applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We are evaluating the impact, if any, of adopting SFAS No. 143.

On August 1, 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51 "Consolidated Financial Statements", to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions are generally to be applied prospectively. We are evaluating the impact, if any, of adopting SFAS No. 144.

ACCOUNTING PRONOUNCEMENT ADOPTED

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. We adopted SFAS No. 133 on January 1, 2001. The adoption of SFAS No. 133 did not impact our financial position, results of operations, or cash flows.

FEDERAL INCOME TAX EXAMINATIONS

We have settled the Internal Revenue Service examinations of our filed federal income tax returns for the tax periods ended December 31, 1993 through December 31, 1996. In that settlement, we have agreed to several adjustments, primarily involving temporary or timing differences, and made a payment of approximately $8.5 million, which is sufficient to cover all resulting federal income taxes and interest. The Internal Revenue Service examinations did not have a material financial impact on us.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this filing include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "thinks," and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

o general economic and business conditions, both nationally and in the regions in which we operate;
o     demographic changes;
o existing governmental regulations and changes in, or the failure to comply with, governmental regulations or our corporate compliance agreement;
o     legislative proposals for healthcare reform;
o our ability, where appropriate, to enter into managed care provider arrangements and the terms of these arrangements;
o     changes in Medicare and Medicaid payment levels;
o uncertainty with the newly issued Health Insurance Portability and Accountability Act of 1996 regulations;
o     liability and other claims asserted against us;
o     competition;
o our ability to attract and retain qualified personnel, including physicians;
o     trends toward treatment of patients in lower acuity healthcare settings;
o     changes in medical or other technology;
o     changes in generally accepted accounting principles;
o the availability and terms of capital to fund additional acquisitions or replacement facilities; and
o     our ability to successfully acquire and integrate additional hospitals.

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

A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1.7 million for the three months ended September 30, 2001 and $5.2 million for the nine months ended September 30, 2001.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        None

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

              None

        (b)   Reports on Form 8-K

              Form 8-K, dated July 25, 2001, in connection with our press release related to second quarter 2001 operating results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date:  November 13, 2001      COMMUNITY HEALTH SYSTEMS, INC.
                                       (Registrant)


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