Form 10-K
period 2001-12-31
COMMUNITY HEALTH SYSTEMS INC/
filed 2002-03-27
CIK 1108109

Use these links to rapidly review the document
TABLE OF CONTENTS FORM 10-K ANNUAL REPORT COMMUNITY HEALTH SYSTEMS, INC. Year Ended December 31, 2001
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 001-15925

COMMUNITY HEALTH SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State of incorporation)	13-3893191 (IRS Employer Identification No.)
155 Franklin Road, Suite 400 Brentwood, Tennessee (Address of principal executive offices)	37027 (zip code)

Registrant's telephone number, including area code: (615) 373-9600

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class Common Stock, $.01 par value	Name of Each Exchange on Which Registered New York Stock Exchange

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        As of March 15, 2002 there were 98,478,974 shares of common stock, par value $.01 per share outstanding. The aggregate market value of the voting stock held by non-affiliates of the Registrant is $1,162,740,126. Market value is determined by reference to the closing price on March 15, 2002 of the Registrant's common stock as reported by the New York Stock Exchange.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Stockholders of the Registrant scheduled to be held on May 21, 2002 have been incorporated by reference into Part III of this Report.

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT
COMMUNITY HEALTH SYSTEMS, INC.
Year Ended December 31, 2001

Note:    Portions of the Registrant's definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Stockholders of the Registrant scheduled to be held on May 21, 2002 have been incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Report.

PART I

Item 1.

BUSINESS OF COMMUNITY HEALTH SYSTEMS

Overview of Our Company

        We are the largest non-urban provider of general hospital healthcare services in the United States in terms of number of facilities and the second largest in terms of revenues. As of December 31, 2001, we owned, leased or operated 57 hospitals, geographically diversified across 20 states, with an aggregate of 5,391 licensed beds. In over 85% of our markets, we are the sole provider of these services. In all but one of our other markets, we are one of two providers of these services. For the fiscal year ended December 31, 2001, we generated $1.69 billion in revenues and $308.7 million in EBITDA.

        Affiliates of Forstmann Little & Co. formed the Company in 1996 to acquire our predecessor company. Wayne T. Smith, who has over 30 years of experience in the healthcare industry, joined our company in January 1997. Under this ownership and leadership, we have:

  •
  strengthened the senior management team in all key business areas;
  •
  standardized and centralized our operations across key business areas;
  •
  implemented a disciplined acquisition program;
  •
  expanded and improved the services and facilities at our hospitals;
  •
  recruited additional physicians to our hospitals; and
  •
  instituted a company-wide regulatory compliance program.

        As a result of these initiatives, we achieved revenue growth of 26.6% in 2001, 23.8% in 2000 and 26.4% in 1999. We also achieved growth in EBITDA of 22.1% in 2001, 23.8% in 2000 and 22.7% in 1999. Our EBITDA margins improved from 16.5% for 1997 to 18.2% for 2001. On a same hospital basis, EBITDA margin increased from 18.6% in 2000 to 19.1% in 2001.

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

Our Business Strategy

        The key elements of our business strategy are to:

  •
  increase revenue at our facilities;
  •
  grow through selective acquisitions;
  •
  reduce costs; and
  •
  improve quality.

  Increase Revenue at Our Facilities

        Overview.    We seek to increase revenue at our facilities by providing a broader range of services in a more attractive care setting, as well as by supporting and recruiting physicians. We identify the healthcare needs of the community by analyzing demographic data and patient referral trends. We also work with local hospital boards, management teams, and medical staffs to determine the number and type of additional physicians needed. Our initiatives to increase revenue include:

  •
  recruiting additional primary care physicians and specialists;
  •
  expanding the breadth of services offered at our hospitals through targeted capital expenditures to support the addition of more complex services, including orthopedics, cardiology, OB/GYN, and occupational medicine; and
  •
  providing the capital to invest in technology and the physical plant at our hospitals, particularly in our emergency rooms.

        By taking these actions, we believe that we can increase our share of the healthcare dollars spent by local residents and limit inpatient and outpatient migration to larger urban facilities. Total revenue for hospitals operated by us for a full year increased by 10.4% from 2000 to 2001. Total inpatient admissions for those same hospitals increased by 3.9% over the same period.

        Physician Recruiting.    The primary method of adding or expanding medical services is the recruitment of new physicians into the community. A core group of primary care physicians is necessary as an initial contact point for all local healthcare. The addition of specialists who offer services including general surgery, OB/GYN, cardiology, and orthopedics completes the full range of medical and surgical services required to meet a community's core healthcare needs. When we acquire a hospital, we identify the healthcare needs of the community by analyzing demographic data and patient referral trends. As a result of this analysis, we are able to determine what we believe to be the optimum mix of primary care physicians and specialists. We employ recruiters at the corporate level to support the local hospital managers in their recruitment efforts. During the past three years, we have increased the number of physicians affiliated with us by approximately 520. The percentage of recruited or other physicians commencing practice that were surgeons or specialists grew from 45% in 1997 to 60% in 2001. We do not employ most of our physicians, but rather they are in private practice in their communities. We have been successful in recruiting physicians because of the practice opportunities afforded physicians in our markets, as well as the lower managed care penetration as compared to urban areas. These physicians are able to earn incomes comparable to incomes earned by physicians in urban centers. As of December 31, 2001, approximately 2,900 physicians were on active staff with our hospitals.

        Emergency Room Initiatives.    Given that over 50% of our hospital admissions originate in the emergency room, we systematically take steps to increase patient flow in our emergency rooms as a means of optimizing utilization rates for our hospitals. Furthermore, the impression of our overall operations by our customers is substantially influenced by our emergency room since often that is their first experience with our hospitals. The steps we take to increase patient flow in our emergency rooms include renovating and expanding our emergency room facilities, improving service, and reducing waiting times, as well as publicizing our emergency room capabilities in the local community. We have expanded or renovated 20 of our emergency room facilities since 1997. Since 1997, we have entered into approximately 30 new contracts with emergency room operating groups to improve performance in our emergency rooms. We have implemented marketing campaigns that emphasize the speed, convenience, and quality of our emergency rooms to enhance each community's awareness of our emergency room services.

        When we upgrade our emergency rooms, we typically implement specialized software programs designed to assist physicians in making diagnoses and determining treatments. The software also benefits patients and hospital personnel by assisting in proper documentation of patient records. It enables our nurses to provide more consistent patient care and provides clear instructions to patients at time of discharge to help them better understand their treatments.

        Expansion of Services.    In an effort to better meet the healthcare needs of the communities we serve and to capture a greater portion of the healthcare spending in our markets, we have added a broad range of services to our facilities. These services range from various types of diagnostic equipment capabilities to additional and renovated emergency rooms, surgical suites and specialty services. For example, in 2001, 15 major construction projects, totaling just over $28 million, were completed. Those projects included new emergency rooms and renovated surgical suites and intensive care units. The remaining projects improved various diagnostic and other outpatient service capabilities. We continue to believe that appropriate capital investments in our facilities combined with the development of our service capabilities will reduce the migration of patients to competing providers.

        Managed Care Strategy.    Managed care has seen growth across the U.S. as health plans expand service areas and membership levels. As we service primarily non-urban markets, we have limited relationships with managed care organizations. We have responded with a proactive and carefully considered strategy developed specifically for each of our facilities. Our experienced business development department reviews and approves all managed care contracts, which are managed through a central database. The primary mission of this department is to select and evaluate appropriate managed care opportunities, manage existing reimbursement arrangements, negotiate contracts, and educate our physicians. We currently have no risk contracts.

  Grow Through Selective Acquisitions

        Acquisition Criteria.    Each year we intend to acquire, on a selective basis, two to four hospitals that fit our acquisition criteria. Generally, we pursue acquisition candidates that:

  •
  have a general service area population between 20,000 and 100,000 with a stable or growing population base;
  •
  are the sole or primary provider of acute care services in the community;
  •
  are located more than 25 miles from a competing hospital;
  •
  are not located in an area that is dependent upon a single employer or industry; and
  •
  have financial performance that we believe will benefit from our management's operating skills.

        We estimate that there are currently approximately 375 hospitals that meet our acquisition criteria. These hospitals are primarily not-for-profit or municipally owned.

        Acquisition Efforts.    We have significantly enhanced our acquisition efforts in the last five years in an effort to achieve our goals. We have focused on identifying possible acquisition opportunities through expending our internal acquisition group and working with a broad range of financial advisors who are active in the sale of hospitals, especially in the not-for-profit sector. From July 1996 through December 31, 2001, we acquired 29 hospitals for an aggregate investment of approximately $1.0 billion, including working capital.

        Several hospitals we have acquired are located in service areas having populations within the lower to middle range of our criteria. However, we have also acquired hospitals having service area populations in the upper range of our criteria. For example, in 1998, we acquired a 162-bed hospital in Roswell, New Mexico which has a service area population of over 70,000 and is located 200 miles from the nearest urban centers in Albuquerque, New Mexico and Lubbock, Texas; in 2000 we acquired a 164-bed hospital in Kirksville, Missouri which has a service area population of over 100,000; in 2001 we acquired a 369-bed hospital in Easton, Pennsylvania which has a service area population of over 150,000. Hospitals similar to the ones located in Roswell, Kirksville and Easton, Pennsylvania offer even greater opportunities to recruit physicians and expand services given their larger service area populations.

        Most of our acquisition targets are municipal and other not-for-profit hospitals. We believe that our access to capital and ability to recruit physicians make us an attractive partner for these communities. In addition, we have found that communities located in states where we already operate a hospital are more receptive to us when they consider selling their hospital because they are aware of our operating track record with respect to our hospitals within the state.

        Pursuant to hospital purchase agreements in effect as of December 31, 2001, we are required to construct four replacement hospitals through 2005 with an aggregate estimated construction cost, including equipment, of approximately $120 million. Of this amount, approximately $37 million has been expended as of December 31, 2001 and we expect to spend approximately $35 million in 2002.

  Reduce Costs

        Overview.    To improve efficiencies and increase operating margins, we implement cost containment programs and adhere to operating philosophies which include:

  •
  standardizing and centralizing our operations;
  •
  optimizing resource allocation by utilizing our company-devised case and resource management program, which assists in improving clinical care and containing expenses;
  •
  capitalizing on purchasing efficiencies through the use of company-wide standardized purchasing contracts and terminating or renegotiating certain vendor contracts;
  •
  installing a standardized management information system, resulting in more efficient billing and collection procedures; and
  •
  managing staffing levels according to patient volumes and the appropriate level of care.

        In addition, each of our hospital management teams is supported by our centralized operational, reimbursement, regulatory, and compliance expertise as well as by our senior management team, which has an average of 20 years of experience in the healthcare industry. EBITDA margins on a same hospitals basis improved from 18.6% in 2000 to 19.1% in 2001.

        Standardization and Centralization.    Our standardization and centralization initiatives encompass nearly every aspect of our business, from developing standard policies and procedures with respect to patient accounting and physician practice management, to implementing standard processes to initiate, evaluate, and complete construction projects. Our standardization and centralization initiatives have been a key element in improving our EBITDA margins.

  •
  Billing and Collections.  We have adopted standard policies and procedures with respect to billing and collections. We have also automated and standardized various components of the collection cycle, including statement and collection letters and the movement of accounts through the collection cycle. Upon completion of an acquisition, our management information system team converts the hospital's existing information system to our standardized system. This enables us to quickly implement our business controls and cost containment initiatives.
  •
  Physician Support.  We support our physicians to enhance their performance. We have implemented physician practice management seminars and training. We host these seminars at least quarterly. All newly recruited physicians are required to attend a three-day introductory seminar.
  •
  Materials Management.  We have standardized and centralized our operations with respect to medical supplies and equipment and pharmaceuticals used in our hospitals. In 1997, after evaluating our vendor contract pricing, we entered into an affiliation agreement with Broadlane Inc., formerly known as BuyPower, a group purchasing organization in which Tenet Healthcare Corporation has a majority ownership interest. At the present time, Broadlane is the source for a substantial portion of our medical supplies and equipment and pharmaceuticals.
  •
  Facilities Management.  We have standardized interiors, lighting, and furniture programs. We have also implemented a standard process to initiate, evaluate, and complete construction projects. Our corporate staff monitors all construction projects and pays all construction project invoices. Our initiatives in this area have reduced our construction costs while maintaining the same level of quality and improving upon the time it takes us to complete these projects.

  •
  Other Initiatives.  We have also improved margins by implementing standard programs with respect to ancillary services support in areas including emergency rooms, pharmacy, laboratory, imaging, cardiac services, home health, skilled nursing, centralized outpatient scheduling and health information management. We have reduced costs associated with these services by improving contract terms, standardizing information systems, and encouraging adherence to best practices guidelines.

        Case and Resource Management.    Our case and resource management program is a company-devised program developed in response to ongoing reimbursement changes with the goal of improving clinical care and cost containment. The program focuses on:

  •
  appropriately treating patients along the care continuum;
  •
  reducing inefficiently applied processes, procedures, and resources;
  •
  developing and implementing standards for operational best practices; and
  •
  using on-site clinical facilitators to train and educate care practitioners on identified best practices.

        Our case and resource management program integrates the functions of utilization review, discharge planning, overall clinical management, and resource management into a single effort to improve the quality and efficiency of care. Issues evaluated in this process include patient treatment, patient length of stay, and utilization of resources.

  Improve Quality

        We have implemented various programs to ensure improvement in the quality of care provided. We have developed training programs for all senior hospital management, chief nursing officers, quality directors, physicians and other clinical staff. We share information among our hospital management to implement best practices and assist in complying with regulatory requirements. We have standardized accreditation documentation and requirements. Corporate support is provided to each hospital to assist with accreditation reviews. All hospitals conduct patient, physician, and staff satisfaction surveys to help identify methods of improving the quality of care.

        Each of our hospitals is governed by a board of trustees, which includes members of the hospital's medical staff. The board of trustees establishes policies concerning the hospital's medical, professional, and ethical practices, monitors these practices, and is responsible for ensuring that these practices conform to legally required standards. We maintain quality assurance programs to support and monitor quality of care standards and to meet or exceed Medicare and Medicaid accreditation and regulatory requirements. Patient care evaluations and other quality of care assessment activities are reviewed and monitored continuously.

Recent Developments

        Effective January 1, 2002, we acquired Gateway Regional Medical Center, a 386-bed acute care hospital located in Granite City, Illinois and effective March 1, 2002, we acquired Helena Regional Medical Center, a 155-bed acute care hospital located in Helena, Arkansas. The aggregate consideration for the two hospitals totaled approximately $70 million. On November 1, 2001, we signed a definitive agreement to acquire The Memorial Hospital of Salem County, a 122-bed acute care hospital located in Salem, New Jersey. This transaction is subject to final due diligence and state regulatory and licensing approvals. If completed, this transaction could close during the second quarter of 2002. The sellers of each of these hospitals are tax-exempt entities. Each of these hospitals is the sole provider of general hospital services in its community.

Selected Operating Data

        The following table sets forth operating statistics for our hospitals for each of the years presented. Statistics for 2001 include a full year of operations for 52 hospitals, and partial periods for five hospitals acquired during the year. Statistics for 2000 include a full year of operations for 45 hospitals and partial periods for one hospital disposed of and seven hospitals acquired during the year. Statistics for 1999 include a full year of operations for 41 hospitals and partial periods for four hospitals acquired and one hospital constructed and opened during the year.

	Years Ended December 31,
	2001	2000	1999
	(Dollars in Thousands)
Number of hospitals(1)	57	52	46
Licensed beds(1)(2)	5,391	4,688	4,115
Beds in service(1)(3)	4,139	3,587	3,123
Admissions(4)	169,574	143,310	120,414
Adjusted admissions(5)	311,238	262,419	217,006
Patient days(6)	643,229	548,827	478,658
Average length of stay (days)(7)	3.8	3.8	4.0
Occupancy rate (beds in service)(8)	46.7%	44.6%	44.1%
Net operating revenues	$1,693,625	$1,337,501	$1,079,953
Net inpatient revenues as a % of total net operating revenues	51.6%	51.0%	52.7%
Net outpatient revenues as a % of total net operating revenues	47.2%	47.3%	45.5%
EBITDA as a % of total net operating revenues	18.2%	18.9%	18.9%
Net cash flows provided by (used in) operating activities	$154,387	$25,080	$(11,308)
Net cash flows used in investing activities	$(265,111)	$(244,441)	$(155,541)
Net cash flows provided by financing activities	$105,370	$228,819	$164,412
	Year Ended December 31,
			Percentage Increase
	2001	2000
Same Hospitals Data(9)
Admissions(4)	148,675	143,062	3.9%
Adjusted admissions(5)	273,700	261,933	4.5%
Patient days(6)	559,226	547,881	2.1%
Average length of stay (days)(7)	3.8	3.8	—
Occupancy rate (beds in service)(8)	45.9%	44.7%	—
Net operating revenues	$1,468,544	$1,330,795	10.4%
EBITDA(10)	$280,738	$247,165	13.6%
EBITDA, as a % of net operating revenues	19.1%	18.6%

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

(10)
EBITDA consists of income (loss) before extraordinary items, interest, income taxes, depreciation and amortization, and amortization of goodwill. EBITDA should not be considered a measure of financial performance under generally accepted accounting principles. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a key measure used by management to evaluate our operations and provide useful information to investors. EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

Sources of Revenue

        We receive payment for healthcare services provided by our hospitals from:

  •
  the federal Medicare program;

  •
  state Medicaid programs;

  •
  healthcare insurance carriers, health maintenance organizations or "HMOs," preferred provider organizations or "PPOs," and other managed care programs; and

  •
  patients directly.

        The following table presents the approximate percentages of net revenue received from private, Medicare, Medicaid and other sources for the periods indicated. The data for the years presented are not strictly comparable due to the significant effect that hospital acquisitions and dispositions have had on these statistics.

Net Operating Revenues by Payor Source	2001	2000	1999
Medicare	33.5%	34.2%	36.2%
Medicaid	11.3%	11.8%	11.9%
Managed Care (HMO/PPO)	17.5%	15.9%	14.3%
Private and Other	37.7%	38.1%	37.6%

Total	100.0%	100.0%	100.0%

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

        In addition to government programs, we are paid by private payors, which include insurance companies, HMOs, PPOs, other managed care companies, and employers, as well as by patients directly. Patients are generally not responsible for any difference between customary hospital charges and amounts paid for hospital services by Medicare and Medicaid programs, insurance companies, HMOs, PPOs, and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. To further reduce their healthcare costs, an increasing number of insurance companies, HMOs, PPOs, and other managed care companies are negotiating discounted fee structures or fixed amounts for hospital services performed, rather than paying healthcare providers the amounts billed. We negotiate discounts with managed care companies which are typically smaller than discounts under governmental programs. If an increased number of insurance companies, HMOs, PPOs, and other managed care companies succeed in negotiating discounted fee structures or fixed amounts, our results of operations may be negatively affected. For more information on the payment programs on which our revenues depend, see "Payment."

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

  •
  advances in technology, which have permitted us to provide more services on an outpatient basis; and

  •
  pressure from Medicare or Medicaid programs, insurance companies, and managed care plans to reduce hospital stays and to reduce costs by having services provided on an outpatient rather than on an inpatient basis.

Supply Contracts

        During fiscal 1997, we entered into an affiliation agreement with Broadlane, a group purchasing organization in which Tenet Healthcare Corporation has a majority ownership interest. This agreement was renewed in 2000 for a term of five years. Our affiliation with Broadlane combines the purchasing power of our hospitals with the purchasing power of more than 600 other healthcare providers affiliated with the program. This increased purchasing power has resulted in reductions in the prices paid by our hospitals for medical supplies and equipment and pharmaceuticals. We also use Broadlane's internet purchasing portal.

Industry Overview

        The Centers for Medicare and Medicaid Services (formerly known as the Health Care Financing Administration) estimated that in 2001, total U.S. healthcare expenditures grew by 9.6% to $1.4 trillion. It projects total U.S. healthcare spending to grow by 8.6% in 2002 and by 7.1% annually from 2003 through 2007 and 6.7% through 2011. By these estimates, healthcare expenditures will account for approximately $2.8 trillion, or 17.0% of the total U.S. gross domestic product, by 2011.

        Hospital services, the market in which we operate, is the largest single category of healthcare at 31.3% of total healthcare spending in 2001, or $446 billion, as projected by the Centers for Medicare and Medicaid Services. The Centers for Medicare and Medicaid Services projects the hospital services category to grow by 5.7% per year through 2011. It expects growth in hospital healthcare spending to continue due to the aging of the U.S. population and consumer demand for expanded medical services. As hospitals remain the primary setting for healthcare delivery, it expects hospital services to remain the largest category of healthcare spending.

        U.S. Hospital Industry.    The U.S. hospital industry is broadly defined to include acute care, rehabilitation, and psychiatric facilities that are either public (government owned and operated), not-for-profit private (religious or secular), or for-profit institutions (investor owned). According to the American Hospital Association, there are approximately 5,000 inpatient hospitals in the U.S. which are not-for-profit owned, investor owned, or state or local government owned. Of these hospitals, 44% or approximately 2,200, are located in non-urban communities. These facilities offer a broad range of healthcare services, including internal medicine, general surgery, cardiology, oncology, neurosurgery, orthopedics, OB/GYN, and emergency services. In addition, hospitals also offer other ancillary services including psychiatric, diagnostic, rehabilitation, home health, and outpatient surgery services.

Urban vs. Non-Urban Hospitals

        According to the U.S. Census Bureau, 25% of the U.S. population lives in communities designated as non-urban. In these non-urban communities, hospitals are typically the primary source of healthcare and, in many cases, a single hospital is the only provider of general healthcare services. According to the American Hospital Association, in 1998, there were approximately 2,200 non-urban hospitals in the U.S. We believe that a majority of these hospitals are owned by not-for-profit or governmental entities.

        Factors Affecting Performance.    Among the many factors that can influence a hospital's financial and operating performance are:

  •
  facility size and location;

  •
  facility ownership structure (i.e., tax-exempt or investor owned);

  •
  a facility's ability to participate in group purchasing organizations; and

  •
  facility payor mix.

        We believe that non-urban hospitals are generally able to obtain higher operating margins than urban hospitals. Factors contributing to a non-urban hospital's margin advantage include fewer patients with complex medical problems, a lower cost structure, limited competition, and favorable Medicare payment provisions. Patients needing the most complex care are more often served by the larger and/or more specialized urban hospitals. A non-urban hospital's lower cost structure results from its geographic location as well as the lower number of patients treated who need the most highly advanced services. Additionally, because non-urban hospitals are generally sole providers or one of a small group of providers in their markets, there is limited competition. This generally results in more favorable pricing with commercial payors. Medicare has special payment provisions for "sole community hospitals." Under present law, hospitals that qualify for this designation receive higher reimbursement rates and are guaranteed capital reimbursement equal to 90% of capital costs. As of December 31, 2001, 16 of our hospitals were "sole community hospitals." In addition, we believe that non-urban communities are generally characterized by a high level of patient and physician loyalty that fosters cooperative relationships among the local hospitals, physicians, employees, and patients.

        The type of third party responsible for the payment of services performed by healthcare service providers is also an important factor which affects hospital margins. These providers have increasingly exerted pressure on healthcare service providers to reduce the cost of care. The most active providers in this regard have been HMOs, PPOs, and other managed care organizations. The characteristics of non-urban markets make them less attractive to these managed care organizations. This is partly because the limited size of non-urban markets and their diverse, non-national employer bases minimize the ability of managed care organizations to achieve economies of scale. In 2001, approximately 18% of our revenues were paid by managed care organizations.

Hospital Industry Trends

        Demographic Trends.    According to the U.S. Census Bureau, there are approximately 35 million Americans aged 65 or older in the U.S. today, who comprise approximately 13% of the total U.S. population. By the year 2030 the number of elderly is expected to climb to 69 million, or 20% of the total population. Due to the increasing life expectancy of Americans, the number of people aged 85 years and older is also expected to increase from 4.3 million to 8.5 million by the year 2030. This increase in life expectancy will increase demand for healthcare services and, as importantly, the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among the main beneficiaries of this increase in demand. Based on data compiled for us, the populations of the service areas where our hospitals are located grew by 10.6% from 1990 to 2000 and are projected to grow by 4.4% from 2000 to 2005. The number of people aged 65 or older in these service areas grew by 15.6% from 1990 to 2000 and is projected to grow by 4.8% from 2000 to 2005.

        Consolidation.    During the late 1980s and early 1990s, there was significant industry consolidation involving large, investor owned hospital companies seeking to achieve economies of scale. While consolidation activity in the hospital industry is continuing, the consolidations are primarily taking place through mergers and acquisitions involving not-for-profit hospital systems. Reasons for this activity include:

  •
  limited access to capital;
  •
  financial performance issues, including challenges associated with changes in reimbursement;
  •
  the desire to enhance the local availability of healthcare in the community;
  •
  the need and ability to recruit primary care physicians and specialists; and
  •
  the need to achieve general economies of scale and to gain access to standardized and centralized functions, including favorable supply agreements.

        Shifting Utilization Trends.    Over the past decade, many procedures that had previously required hospital visits with overnight stays have been performed on an outpatient basis. This shift has been driven by cost containment efforts led by private and government payors. The focus on cost containment has coincided with advancements in medical technology that have allowed patients to be treated with less invasive procedures that do not require overnight stays. According to the American Hospital Association, the number of surgeries performed on an inpatient basis declined from 1995 to 1999 at an average annual rate of 0.4%, from 9.7 million in 1995 to 9.5 million in 1999. During the same period, the number of outpatient surgeries increased at an average annual rate of 4.2%, from 13.5 million in 1995 to 15.8 million in 1999. The mix of inpatient as compared to outpatient surgeries shifted from a ratio of 41.9% inpatient to 58.1% outpatient in 1995 to a ratio of 39.8% inpatient to 60.2% outpatient in 1999.

        These trends have led to a reduction in the average length of stay and, as a result, inpatient utilization rates. According to the American Hospital Association, the average length of stay in general hospitals has declined from 6.5 days in 1995 to 5.9 days in 1999.

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

  •
  making claims to Medicare for services not provided or misrepresenting actual services provided in order to obtain higher payments;
  •
  paying money to induce the referral of patients where services are reimbursable under a federal health program; or
  •
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

  •
  payment of any incentive by the hospital each time a physician refers a patient to the hospital;
  •
  use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital;
  •
  provision of free or significantly discounted billing, nursing, or other staff services;
  •
  free training for a physician's office staff including management and laboratory techniques (but excluding compliance training);
  •
  guarantees which provide that if the physician's income fails to reach a predetermined level, the hospital will pay any portion of the remainder;
  •
  low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital;
  •
  payment of the costs of a physician's travel and expenses for conferences;
  •
  payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered; or
  •
  purchasing goods or services from physicians at prices in excess of their fair market value.

        We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians own interests in a few of our facilities. Physicians may also own our stock. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, management agreements, and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives include revenue guarantees and, in some cases, loans. Although we believe that we have structured our arrangements with physicians in light of the "safe harbor" rules and other guidance provided by the Office of the Inspector General, we cannot assure you that regulatory authorities will not determine otherwise. If that happens, we would be subject to criminal and civil penalties and/or exclusion from participating in Medicare, Medicaid, or other government healthcare programs.

        The Social Security Act also includes a provision commonly known as the "Stark law." This law prohibits physicians from referring Medicare and Medicaid patients to healthcare entities in which they or any of their immediate family members have ownership interests or other financial arrangements. These types of referrals are commonly known as "self referrals." Sanctions for violating the Stark law include civil money penalties, assessments equal to twice the dollar value of each service, and exclusion from Medicare and Medicaid programs. There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital; however, a bill has been introduced into Congress that would eliminate this exception. Another exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, and recruitment agreements. In 2001, the federal government began issuing final regulations which interpret some of the provisions included in the Stark law. The government invited comment on a number of the regulations and has not indicated when it will issue the remaining final regulations. We have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark law. However, when the government finalizes these regulations, it may interpret certain provisions of this law in a manner different from the manner with which we have interpreted them. We cannot predict the final form that such regulations will take or the effect those regulations will have on us, including any possible restructuring of our existing relationships with physicians.

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

        Civil liability under the False Claims Act can be up to three times the actual damages sustained by the government plus civil penalties for each separate false claim. There are many potential bases for liability under the False Claims Act. Although liability under the False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the federal government, the False Claims Act defines the term "knowingly" broadly. Thus, although simple negligence generally will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity can constitute "knowingly" submitting a claim. See "Legal Proceedings" for a description of pending, False Claims Act litigation.

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

        Conversion Legislation.    Many states, including some where we have hospitals and others where we may in the future acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. While these review and, in some instances, approval processes can add additional time to the closing of a hospital acquisition, we have not had any significant difficulties or delays in completing any of our recent hospital acquisitions. There can be no assurance, however, that future actions on the state level will not seriously delay or even prevent our ability to acquire hospitals. If these activities are widespread, they could have a negative impact on our ability to acquire additional hospitals. See "Our Business Strategy."

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

        Privacy and Security Requirements of the Health Insurance Portability and Accountability Act of 1996.    The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. On August 17, 2000, the Centers for Medicare and Medicaid Services published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. Compliance with these regulations is required by October 16, 2002. We cannot predict the impact that final regulations, when fully implemented, will have on us.

        The Administrative Simplification Provisions also require the Centers for Medicare and Medicaid Services to adopt standards to protect the security and privacy of health-related information. The Centers for Medicare and Medicaid Services proposed regulations containing security standards on August 12, 1998. These proposed security regulations have not been finalized, but as proposed, would require healthcare providers to implement organizational and technical practices to protect the security of electronically maintained or transmitted health-related information. In addition, the Centers for Medicare and Medicaid Services released final regulations containing privacy standards in December 2000. These privacy regulations became effective April 14, 2001 but compliance with these regulations is not required until April 2003. Therefore, these privacy regulations could be further amended prior to the compliance date. However, as currently drafted, the privacy regulations will extensively regulate the use and disclosure of individually identifiable health-related information. The security regulations, as proposed, and the privacy regulations could impose significant costs on our facilities in order to comply with these standards. We have established a committee to address our compliance with these regulations. We cannot predict the final form that these regulations will take or the impact that final regulations, when fully implemented, will have on us. If we violate these regulations, we would be subject to monetary fines and penalties, criminal sanctions and civil causes of action.

Payment

        Medicare.    Under the Medicare program, we are paid for inpatient and outpatient services performed by our hospitals.

        Payments for inpatient acute services are generally made pursuant to a prospective payment system, commonly known as "PPS." Under PPS, our hospitals are paid a prospectively determined amount for each hospital discharge based on the patient's diagnosis. Specifically, each discharge is assigned to a diagnosis-related group, commonly known as a "DRG," based upon the patient's condition and treatment during the relevant inpatient stay. Each DRG is assigned a payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service. However, DRG payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. While a hospital generally does not receive payment in addition to a DRG payment, hospitals may qualify for an "outlier" payment when the relevant patient's treatment costs are extraordinarily high and exceed a specified threshold.

        In addition, hospitals may qualify for Medicare disproportionate share payments when their percentage of low income patients exceeds specified thresholds. Under the Benefits Improvement and Protection Act of 2000, a majority of our hospitals qualify to receive Medicare disproportionate share payments.

        The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The index used to adjust the DRG rates, known as the "market basket index," gives consideration to the inflation experienced by hospitals in purchasing goods and services. For several years, however, the percentage increases in the DRG payments have been lower than the projected increases in the costs of goods and services purchased by hospitals. DRG rate increases were 1.1% for federal fiscal year 1995, 1.5% for federal fiscal year 1996, 2.0% for federal fiscal year 1997, 0.0% for federal fiscal year 1998, 0.5% for federal fiscal year 1999, and 1.1% for federal fiscal year 2000. Under the Benefits Improvement and Protection Act of 2000, the DRG rate is to be increased by 3.4% for federal fiscal year 2001, 2.75% for federal fiscal year 2002, and by an amount equal to the market basket minus 0.55% for federal fiscal year 2003. Future legislation may decrease the rate of increase for DRG payments, but we are not able to predict the amount of any reduction or the effect that any reduction will have on us.

        Outpatient services have traditionally been paid at the lower of customary charges or on a reasonable cost basis. The Balanced Budget Act of 1997 established a PPS for outpatient hospital services that commenced on August 1, 2000. The Balanced Budget Refinement Act of 1999 eliminated the anticipated average reduction of 5.7% for various Medicare outpatient business under the Balanced Budget Act of 1997. Under the Balanced Budget Refinement Act of 1999, non-urban hospitals with 100 beds or less are held harmless under Medicare outpatient PPS through December 31, 2003. Of our 57 hospitals, 36 qualify for this relief. Losses under Medicare outpatient PPS of non-urban hospitals with greater than 100 beds and urban hospitals will be mitigated through a corridor reimbursement approach, where a percentage of losses will be reimbursed through December 31, 2003. Substantially all of our remaining hospitals qualify for relief under this provision.

        Skilled nursing facilities have historically been paid by Medicare on the basis of actual costs, subject to limitations. The Balanced Budget Act of 1997 established a PPS for Medicare skilled nursing facilities. The new PPS commenced in July 1998, and will be fully implemented in June 2002. We have experienced reductions in payments for our skilled nursing services. However, the Benefits Improvement and Protection Act of 2000 requires the Centers for Medicare and Medicaid Services to increase the current reimbursement amount for the skilled nursing facility PPS by approximately 8.0% for services furnished between April 1, 2001 and September 30, 2002. Additionally, the Benefits Improvement and Protection Act of 2000 increases the skilled nursing facility PPS to the full market basket for federal fiscal year 2001 and market basket minus 0.5% for federal fiscal years 2002 and 2003.

        The Balanced Budget Act of 1997 also required the Department of Health and Human Services to establish a PPS for home health services. The Balanced Budget Act of 1997 put in place the interim payment system, commonly know as "IPS," until the home health PPS could be implemented. As of October 1, 2000, the home health PPS replaced IPS. We have experienced reductions in payments for our home health services and a decline in home health visits due to a reduction in benefits by reason of the Balanced Budget Act of 1997. However, the Balanced Budget Refinement Act of 1999 delayed until one year following implementation of the PPS a 15.0% payment reduction that would have otherwise applied effective October 1, 2000. The Benefits Improvement and Protection Act of 2000 further delays the one-time 15.0% payment reduction until October 1, 2002. Additionally, the Benefits Improvement and Protection Act of 2000 increases the home health agency PPS annual update to 2.2% for services furnished between April 1, 2001 and September 30, 2001, and for a two year period that began on April 1, 2001, increases Medicare payments by 10.0% for home health services furnished in rural areas.

        The Balanced Budget Act of 1997 mandated a PPS for inpatient rehabilitation hospital services. A PPS system for Medicare inpatient rehabilitation services is scheduled for a two year phase-in beginning January 1, 2002. Prior to the implementation of this prospective payment system, payments to exempt rehabilitation hospitals and units are based upon reasonable cost, subject to a cost per discharge target. These limits are updated annually by a market basket index.

        Medicaid.    Most state Medicaid payments are made under a PPS or under programs which negotiate payment levels with individual hospitals. Medicaid is currently funded jointly by state and federal government. The federal government and many states are currently considering significantly reducing Medicaid funding, while at the same time expanding Medicaid benefits. The Bush administration has announced a proposal to reduce the upper payment limits of Medicaid reimbursements made to the states. This could adversely affect future levels of Medicaid payments received by our hospitals.

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

        Inpatient Coding Compliance Issue.    In August 1997, during a routine internal audit at one of our facilities, we discovered inaccuracies in the DRG coding for some of our inpatient medical records. At that time, this mechanism was the primary auditing activity for our compliance program. These inaccuracies involved inpatient coding practices that had been put in place prior to the time we acquired our operating company in 1996.

        Because of the concerns raised by the internal audit, we performed an internal review of historical inpatient coding practices. At the completion of this review in December 1997, we voluntarily disclosed the coding problems to the Office of Inspector General of the U.S. Department of Health and Human Services. After discussions with the Inspector General, we agreed to have an independent consultant audit the coding for eight specific DRGs. This audit ultimately involved a review by the consultant of approximately 1,500 patient files. The audit procedures we followed generated a statistically valid estimate of the dollar amounts related to coding errors for these DRGs at 36 hospitals owned during the period 1993 to 1997.

        The results of this audit were reviewed by the Inspector General and the Department of Justice, who also conducted their own investigation. We cooperated fully with their investigation.

        We entered into a settlement agreement with these federal government agencies and the applicable state Medicaid programs effective May 2000. Pursuant to the settlement agreement, we paid approximately $31.4 million in May 2000 and were released from all civil claims relating to the coding of the eight specific DRGs for the hospitals and time periods covered in the audit. We funded this payment from our acquisition loan facility. We have also agreed with the Inspector General to continue our existing voluntary compliance program under a corporate compliance agreement and to adopt various additional compliance measures for a period of three years which run through June 2003. These additional compliance measures include making various reports to the federal government and having our actions pursuant to the compliance agreement reviewed annually by a third party.

        The compliance measures and reporting and auditing requirements contained in the compliance agreement include:

  •
  continuing the duties and activities of our corporate compliance officer, corporate compliance work group, and facility compliance chairs and committees;

  •
  maintaining our written ethics and conduct policy, which sets out our commitment to full compliance with all statutes, regulations, and guidelines applicable to federal healthcare programs;

  •
  maintaining our written policies and procedures addressing the operation of our compliance program, including proper coding for inpatient hospital stays;

  •
  continuing our general training on the ethics and conduct policy and adding training about our compliance program and the compliance agreement;

  •
  continuing our specific training for the appropriate personnel on billing and coding issues;

  •
  continuing independent third party periodic audits of our facilities' inpatient DRG coding;

  •
  continuing our confidential disclosure program and "ethics hotline" to enable employees or others to disclose issues or questions regarding possible inappropriate policies or behavior;

  •
  enhancing our screening program to ensure that we do not hire or engage employees or contractors who are ineligible persons for federal healthcare programs;

  •
  reporting any material deficiency which resulted in an overpayment to us by a federal healthcare program; and

  •
  submitting annual reports to the Inspector General which describe in detail the operations of our corporate compliance program for the past year.

        Our substantial adherence to the terms and conditions of the compliance agreement constitutes an element of our eligibility to participate in the federal healthcare programs. Consequently, material, uncorrected violations of the compliance agreement could lead to suspension or disbarment from these federal programs. In addition, we will be subject to possible civil penalties for a failure to substantially comply with the terms of the compliance agreement, including stipulated penalties ranging between $1,000 to $2,500 per day. We will also be subject to a stipulated penalty of $25,000 per day, following notice and cure periods, for any deliberate and/or flagrant breach of the material provisions of the compliance agreement.

Employees

        At December 31, 2001, we employed approximately 13,200 full time employees and 7,300 part-time employees. Of these employees, approximately 1,300 are union members. We believe that our labor relations are good.

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

        For each of our hospitals, the following table shows its location, the date of its acquisition or lease inception and the number of licensed beds as of December 31, 2001:

Hospital	City	License Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Alabama
Woodland Community Hospital	Cullman	100	October, 1994	Owned
Parkway Medical Center Hospital	Decatur	120	October, 1994	Owned
L.V. Stabler Memorial Hospital	Greenville	72	October, 1994	Owned
Hartselle Medical Center	Hartselle	150	October, 1994	Owned
Edge Regional Hospital	Troy	97	December, 1994	Owned
Lakeview Community Hospital	Eufaula	74	April, 2000	Owned
South Baldwin Regional	Foley	82	June, 2000	Leased
Arizona
Payson Regional Medical Center	Payson	66	August, 1997	Leased
Western Arizona Regional	Bullhead City	90	July, 2000	Owned
Arkansas
Harris Hospital	Newport	132	October, 1994	Owned
Randolph County Medical Center	Pocahontas	50	October, 1994	Leased
California
Barstow Community Hospital	Barstow	56	January, 1993	Leased
Fallbrook Hospital	Fallbrook	47	November, 1998	Operated	(2)
Watsonville Community Hospital	Watsonville	102	September, 1998	Owned
Florida
North Okaloosa Medical Center	Crestview	110	March, 1996	Owned
Georgia
Berrien County Hospital	Nashville	63	October, 1994	Leased
Fannin Regional Hospital	Blue Ridge	34	January, 1986	Owned
Illinois
Crossroads Community Hospital	Mt. Vernon	55	October, 1994	Owned
Marion Memorial Hospital	Marion	99	October, 1996	Leased

Red Bud Regional Hospital	Red Bud	103	September, 2001	Owned
Kentucky
Parkway Regional Hospital	Fulton	70	May, 1992	Owned
Three Rivers Medical Center	Louisa	90	May, 1993	Owned
Kentucky River Medical Center	Jackson	55	August, 1995	Leased
Louisiana
Byrd Regional Hospital	Leesville	70	October, 1994	Owned
Sabine Medical Center	Many	52	October, 1994	Owned
River West Medical Center	Plaquemine	80	August, 1996	Leased
Mississippi
The King's Daughters Hospital	Greenville	137	September, 1999	Owned
Missouri
Moberly Regional Medical Center	Moberly	114	November, 1993	Owned
Northeastern Regional Medical Center	Kirksville	109	December, 2000	Owned
New Mexico
Mimbres Memorial Hospital	Deming	49	March, 1996	Owned
Eastern New Mexico Medical Center	Roswell	162	April, 1998	Owned
Northeastern Regional Hospital	Las Vegas	54	April, 2000	Leased
North Carolina
Martin General Hospital	Williamston	49	November, 1998	Leased
Pennsylvania
Berwick Hospital	Berwick	144	March, 1999	Owned
Brandywine Hospital	Coatesville	168	June, 2001	Owned
Easton Hospital	Easton	369	October, 2001	Owned
Jennersville Regional Hospital	West Grove	59	October, 2001	Owned
South Carolina
Marlboro Park Hospital	Bennettsville	109	August, 1996	Leased
Chesterfield General Hospital	Cheraw	66	August, 1996	Leased
Springs Memorial Hospital	Lancaster	194	November, 1994	Owned
Tennessee
Lakeway Regional Hospital	Morristown	135	May, 1993	Owned
Scott County Hospital	Oneida	99	November, 1989	Leased
Cleveland Community Hospital	Cleveland	100	October, 1994	Owned
White County Community Hospital	Sparta	60	October, 1994	Owned

Texas
Big Bend Regional Medical Center	Alpine	40	October, 1999	Owned
Northeast Medical Center	Bonham	75	August, 1996	Owned
Cleveland Regional Medical Center	Cleveland	115	August, 1996	Leased
Highland Medical Center	Lubbock	123	September, 1986	Owned
Scenic Mountain Medical Center	Big Spring	150	October, 1994	Owned
Hill Regional Hospital	Hillsboro	92	October, 1994	Owned
Lake Granbury Medical Center	Granbury	56	January, 1997	Leased
South Texas Regional Medical Center	Jourdanton	67	November, 2001	Owned
Utah
Tooele Valley Regional Medical Center	Tooele	38	October, 2000	Leased	(3)
Virginia
Greensville Memorial Hospital	Emporia	114	March, 1999	Leased
Russell County Medical Center	Lebanon	78	September, 1986	Owned
Southampton Memorial Hospital	Franklin	105	March, 2000	Owned
Wyoming
Evanston Regional Hospital	Evanston	42	November, 1999	Owned

Total Licensed Beds at December 31, 2001		5,391

In addition to the hospitals owned or leased at December 31, 2001, we acquired, effective January 1, 2002, Gateway Regional Medical Center, a 386-bed acute care hospital located in Granite City, Illinois and, effective March 1, 2002, Helena Regional Medical Center, a 155-bed acute care hospital located in Helena, Arkansas. The operations of Helena Regional Hospital were acquired from a local non-profit organization, and the hospital itself is leased from the City of Helena.

(1)
Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)
We operate this hospital under a lease-leaseback and operating agreement. We recognize all operating statistics, revenue and expenses associated with this hospital in our consolidated financial statements.

(3)
We acquired this hospital as of October 1, 2000. Prior to the acquisition, we operated this hospital under a management agreement and did not include the operating statistics of this hospital in our consolidated statistics. During the term of the management agreement, our fee was equal to the hospital's EBITDA. The replacement facility for this hospital will be completed in the second quarter of 2002 and in anticipation of that event, on January 1, 2002, we sold the physical plant, including the nursing home operations, to a third party. Until the new facility is completed, we will lease the hospital portion of the existing facility for nominal consideration.

Item 3.

Legal Proceedings

        We entered into a settlement agreement in May 2000 with the Inspector General, the Department of Justice, and the applicable state Medicaid programs pursuant to which we paid approximately $31.4 million in exchange for a release of civil claims associated with possible inaccurate inpatient coding for the period 1993 to 1997. For a description of the terms of the settlement agreement as well as the events giving rise to the settlement agreement, see "Compliance Program."

        In May 1999, we were served with a complaint in U.S. ex rel. Bledsoe v. Community Health Systems, Inc., now pending in the Middle District of Tennessee, Case No. 2-00-0083. This qui tam action seeks treble damages and penalties under the False Claims Act against us. The Department of Justice did not intervene in this action. The allegations in the amended complaint are extremely general, but involve Medicare billing at our White County Community Hospital in Sparta, Tennessee. No discovery has occurred in this action. Based on our review of the complaint, we do not believe that this lawsuit is meritorious and we intend to vigorously defend ourselves against this action. The relator in this case has filed a motion seeking from the United States government a portion of the settlement proceeds from our May 2000 settlement with the U.S. Department of Justice, the Office of the Inspector General, and applicable state Medicaid programs. The government is vigorously opposing this motion. Should the relator prevail on this motion, any monies would come from the United States and not us. By order entered on September 19, 2001, the U.S. District Court granted our motion for judgment on the pleadings and dismissed the case, with prejudice. The relator has appealed this case to the Sixth Circuit U.S. Court of Appeals, where it is being briefed by the parties. Because of the uncertain nature of litigation, we cannot predict the outcome of this matter.

        In November 2001, we were notified by the U.S. Department of Justice that a facility we sold in 1996 allegedly incorrectly billed the Medicare program for pneumonia patients. We have concluded settlement negotiations, which will provide for the payment of $233,314 and a release of civil liability.

        During the first quarter of 2002, we investigated an incident at our hospital in Jourdanton, Texas, in which a nurse was caught illegally taking Demerol, an intravenous narcotic medication, from hospital drug supplies. We subsequently discovered the nurse was HIV+. The nurse was hired prior to our acquisition of the hospital on November 1, 2001, worked at the hospital over a seven month period, and is no longer employed by the hospital. Based on our investigation, there is no evidence that drugs were actually contaminated or that hypodermic needles or specific vials of drugs were also used for patient treatment. Although we believe, based on advice from medical experts, that risk of infection in these circumstances is very remote, we cannot definitively rule out the possibility that contaminated drugs may have been given to patients. Thus, in the interest of patient safety, we have notified all patients who received Demerol while the nurse was working at the hospital. The hospital is providing free testing and counseling to these patients. To date, no claims have been asserted against us. Because of the remote risk and contingent nature of this situation, we do not believe there will be a material effect on the Company but we are unable to predict its outcome with certainty at this time.

        We also receive various inquiries or subpoenas from state regulators, fiscal intermediaries, and the Department of Justice regarding various Medicare and Medicaid issues. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business or arising out of transactions. Plaintiffs in these lawsuits generally request punitive or other damages that by state law may not be able to be covered by insurance. Because of the uncertain nature of litigation, we cannot predict the outcome of any of these matters. We are not aware of any pending or threatened litigation which we believe would have a material adverse impact on us.

Item 4.

Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2001.

PART II

Item 5.

Market for Registrant's Common Equity and Related Stockholder Matters

        We completed an initial public offering of our common stock which began trading on June 9, 2000 and was closed on June 14, 2000. Our common stock is listed on the New York Stock Exchange under the symbol CYH. At March 15, 2002, there were approximately 61 record holders and 6,350 beneficial holders of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the New York Stock Exchange.

	High	Low
Year Ended December 31, 2000
Second Quarter (beginning June 9, 2000)	$16.31	$13.00
Third Quarter	32.50	15.63
Fourth Quarter	37.20	24.25
Year Ended December 31, 2001
First Quarter	$35.45	$22.20
Second Quarter	30.75	21.25
Third Quarter	34.38	26.85
Fourth Quarter	29.85	22.40

        We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future.

        The shares of our common stock sold in our initial public offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (Registration No. 333-31790). In total, we sold 20,425,717 shares in the offering at $13.00 per share, including 1,675,717 shares sold on July 3, 2000 in connection with the exercise by the underwriters of their overallotment option. After deducting the underwriting discounts and commissions and the offering expenses in connection with this offering, we received net proceeds from this offering of $245.7 million which was used to repay long-term debt.

        On November 3, 2000, we closed a second public offering of our common stock. The shares of our common stock sold in this offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "2000 Registration Statement") (Registration No. 333-47354). The 10,000,000 shares offered by us and 8,000,000 shares offered by the selling shareholders under the 2000 Registration Statement were sold at a price of $28.1875 per share. After deducting the underwriting discounts and commissions and the offering expenses in connection with this offering, we received net proceeds from this offering of $268.9 million which was used to repay long-term debt.

        On October 15, 2001, we completed a public offering of 12,000,000 shares of our common stock and the sale of $287.5 million of 4 1/4% convertible subordinated notes, due October 2008, including the exercise by the underwriters of their overallotment option with respect to the notes. The shares of our common stock and convertible subordinated notes sold in the offerings were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (the "2001 Registration Statement") (Registration No. 333-69064). The 12,000,000 shares offered by us under the 2001 Registration Statement were sold at a price of $26.80 per share. After deducting the underwriting discounts and commissions and offering expenses in connection with these offerings, we received net proceeds from these offerings of $585.8 million which were used to pay off $500 million of our 7 1/2% subordinated debentures (held by limited partners of an affiliate of Forstmann Little & Co.) plus accrued interest and the remainder was used to repay other long-term debt under our credit agreement.

        At December 31, 2001, there were 8.6 million shares of common stock reserved for future issuance upon the conversion of our subordinated convertible notes (see Note 4 to the Consolidated Financial Statements).

Item 6.

SELECTED FINANCIAL DATA

        The following table summarizes certain selected financial data of the Registrant and should be read in conjunction with the related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

Community Health Systems, Inc.
Five Year Summary of Selected Financial Data

	Year Ended December 31,
	2001	2000	1999	1998	1997
	(In Thousands, Except Share and Per Share Data)
Consolidated Statement of Operations Data
Net operating revenues	$1,693,625	$1,337,501	$1,079,953	$854,580	$742,350
Income (loss) from operations	189,043	155,112	105,255	(95,152)	53,081
Income (loss) before extraordinary item	48,551	9,569	(16,789)	(183,290)	(32,171)
Net income (loss)	44,743	9,569	(16,789)	(183,290)	(32,171)
Income (loss) per share before extraordinary item—Diluted	0.54	0.14	(0.31)	(3.38)	(0.60)
Net income (loss) per share—Diluted	0.50	0.14	(0.31)	(3.38)	(0.60)
Weighted-average number of shares outstanding—Diluted(1)	90,251,428	69,187,191	54,545,030	54,249,895	53,989,089
Consolidated Balance Sheet Data
Cash and cash equivalents	$8,386	$13,740	$4,282	$6,719	$7,663
Total assets	2,460,664	2,213,837	1,895,084	1,747,016	1,643,521
Long-term obligations	1,045,427	1,216,790	1,430,099	1,273,502	1,053,450
Stockholders' equity	1,115,665	756,174	229,708	246,826	433,625

(1)
See Note 9 to the Consolidated Financial Statements, included later in this Form 10-K.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

        You should read this discussion together with our consolidated financial statements and the accompanying notes and Selected Financial Data included elsewhere in this Form 10-K.

Overview

        We are the largest non-urban provider of general hospital healthcare services in the United States in terms of number of facilities and the second largest in terms of revenues. As of December 31, 2001, we owned, leased or operated 57 hospitals, geographically diversified across 20 states, with an aggregate of 5,391 licensed beds. In over 85% of our markets, we are the sole provider of general hospital healthcare services. In all but one of our other markets, we are one of two providers of general hospital healthcare services. For the fiscal year ended December 31, 2001, we generated $1.69 billion in net operating revenues and $308.7 million in EBITDA. We achieved revenue growth of 26.6% in 2001 and 23.8% in 2000. We also achieved growth in EBITDA of 22.1% in 2001 and 23.8% in 2000.

Acquisitions

        During 2001, we acquired, through five purchase transactions, most of the assets, including working capital, of five hospitals. The consideration for the five hospitals totaled approximately $215.1 million. This consideration consisted of $144 million in cash, which we borrowed under our acquisition loan facilities, and assumed liabilities of approximately $71.1 million. Since December 31, 2001, we have acquired, through two purchase transactions, most of the assets, including working capital, of two hospitals. The consideration for the two hospitals totaled approximately $70.0 million. The operations of one of these hospitals was acquired from a local non-profit organization, and the hospital itself is leased from a governmental entity. We prepaid the lease obligation related to the lease transaction and have included the prepayment as part of the total consideration.

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

        Goodwill, net of accumulated amortization, from the acquisition of our predecessor company in 1996 was $633.8 million and from subsequent hospital acquisitions was $367.1 million as of December 31, 2001. Based on management's assessment of the goodwill's estimated useful life, we generally amortized our goodwill over 40 years for acquisitions consummated prior to June 2001. Beginning in July 2001, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 which established new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001, is not amortized. We implemented the remaining provisions of SFAS No. 142 on January 1, 2002. Since adoption, existing goodwill is no longer amortized but instead will be assessed for impairment at least annually. Impairments to the carrying amount of such goodwill would result in a non-cash charge which would reduce operating income. The resulting reduction in goodwill amortization expense is approximately $0.24 per share, after tax, for 2002. No impairment write-down is expected from the adoption of SFAS No. 142. Goodwill represented 89.7% of our shareholders' equity as of December 31, 2001; the amount of goodwill amortized equaled 15.2% of our income from operations for the year ended December 31, 2001.

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

        On May 1, 2000, we terminated the lease of a hospital previously held for disposition. At December 31, 2000, the carrying amounts of one of our hospitals, held for disposition, was segregated from our remaining assets and classified in other assets, net in our consolidated balance sheet. In 2001, management decided not to dispose of this hospital and has therefore classified its assets in their respective categories.

Sources of Revenue

        Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. Approximately 45% of net operating revenues for the year ended December 31, 2001, 46% for the year ended December 31, 2000, and 48% for the year ended December 31, 1999, are related to services rendered to patients covered by the Medicare and Medicaid programs. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We record adjustments to the estimated billings in the periods that such adjustments become known. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in future periods as final settlements are determined. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the years ended December 31, 2001, 2000 and 1999.

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

        The implementation of Medicare's new prospective payment system for outpatient hospital care, effective August 1, 2000, had a favorable but not material impact to our overall operating results.

        In December 2000, the Benefit Improvement and Protection Act of 2000 became law. It is estimated that the changes to be implemented to many facets of the Medicare reimbursement system will increase reimbursement. We do not believe these increases will be material to our overall operating results.

        In addition, certain managed care programs, insurance companies, and employers are actively negotiating the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our net operating revenue growth.

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

        The following tables summarize, for the periods indicated, selected operating data.

	Years Ended December 31,
	2001	2000	1999
	(Expressed As a Percentage of Net Operating Revenues)
Net operating revenues	100.0	100.0	100.0
Operating expenses(1)	(81.8)	(81.1)	(81.1)

EBITDA(2)	18.2	18.9	18.9
Depreciation and amortization	(5.4)	(5.4)	(5.3)
Amortization of goodwill	(1.7)	(1.9)	(2.3)
Compliance settlement and Year 2000 remediation costs(3)	—	—	(1.6)

Income from operations	11.1	11.6	9.7
Interest, net	(5.6)	(9.5)	(10.8)

Income (loss) before taxes and extraordinary item	5.5	2.1	(1.1)
Provision for income taxes	2.7	1.4	0.5

Income (loss) before extraordinary item	2.8	0.7	(1.6)

	Years Ended December 31,
	2001	2000
Percentage change from prior period:
Net operating revenues	26.6%	23.8%
Admissions	18.3	19.0
Adjusted admissions(4)	18.6	20.9
Average length of stay	—	(5.0)
EBITDA(2)	22.1	23.8
Same hospitals percentage change from prior period(5):
Net operating revenues	10.4	10.3
Admissions	3.9	6.3
Adjusted admissions(4)	4.5	7.3
EBITDA(2)	13.6	16.7

(1)
Operating expenses include salaries and benefits, provision for bad debts, supplies, rent, and other operating expenses, and exclude the items that are excluded for purposes of determining EBITDA as discussed in footnote (2) below.

(2)
EBITDA consists of income (loss) before extraordinary items, interest, income taxes, depreciation and amortization, and amortization of goodwill. EBITDA should not be considered a measure of financial performance under generally accepted accounting principles. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a key measure used by management to evaluate our operations and provide useful information to investors. EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(3)
Includes Year 2000 remediation costs representing 0.3% in 1999.
(4)
Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(5)
Includes acquired hospitals to the extent we operated them during comparable periods in both years.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

        Net operating revenues increased by 26.6% to $1.7 billion in 2001 from $1.3 billion in 2000. Of the $356.1 million increase in net operating revenues, the hospitals we acquired in 2001 and 2000, prior to being included in same store revenues, contributed $218.3 million and hospitals we owned throughout both periods contributed $137.8 million. The $137.8 million, or 10.4%, increase from hospitals owned throughout both periods was attributable primarily to inpatient and outpatient volume increases, rate increases and an increase in government reimbursement. These increases were offset by 2001 having one fewer day as compared to 2000, as 2000 was a leap year.

        Inpatient admissions increased by 18.3%. Adjusted admissions increased by 18.6%. Average length of stay remained unchanged. On a same hospitals basis, inpatient admissions increased by 3.9% and adjusted admissions increased by 4.5%. The increase in same hospitals inpatient admissions and adjusted admissions was due primarily to an increase in services offered, physician relationship development efforts, and the addition of physicians through our focused recruitment program. On a same hospitals basis, net inpatient revenues increased by 9.9% and net outpatient operating revenues increased 11.3%. Both inpatient and outpatient growth reflects increased volume as well as rate increases. Outpatient growth reflects the continued trend toward a preference for outpatient procedures, where appropriate, by patients, physicians, and payors.

        Operating expenses, as a percentage of net operating revenues, increased from 81.1% in 2000, to 81.8% in 2001. Salaries and benefits, as a percentage of net operating revenues, increased from 38.7% in 2000 to 39.3% in 2001 primarily as a result of the acquisitions in 2001 having higher salaries and benefits as a percentage of net operating revenues for which savings have not yet been realized, offset by improvements at hospitals owned throughout both periods. Provision for bad debts, as a percentage of net revenues increased to 9.2% in 2001 from 9.1% in 2000. Supplies, as a percentage of net operating revenues, increased to 11.6% in 2001 from 11.5% in 2000 primarily as a result of additional purchasing for recent acquisitions, offset by improvements at hospitals owned throughout both periods. Rent and other operating expenses, as a percentage of net operating revenues, decreased from 21.8% in 2000 to 21.7% in 2001 as a result of increases in rent expense being offset by a reduction in other operating expenses. These fluctuations have led to EBITDA margins decreasing from 18.9% in 2000 to 18.2% in 2001.

        On a same hospitals basis, operating expenses as a percentage of net operating revenues decreased from 81.4% in 2000 to 80.9% in 2001 and EBITDA margin increased from 18.6% in 2000 to 19.1% in 2001. These efficiency and productivity gains resulted from the achievement of target staffing ratios, physician recruiting efforts, and improved compliance with national purchasing contracts. Operating expenses improved as a percentage of net operating revenues in the key categories of salaries and benefits and supplies.

        Depreciation and amortization increased by $19.0 million from $71.9 million in 2000 to $90.9 million in 2001. The twelve hospitals acquired, including one constructed, in 2000 and 2001 accounted for $5.6 million of the increase; hospital renovations and purchases of equipment, information system upgrades, and the inclusion of a hospital previously held for divestiture accounted for $6.5 million of the increase and other deferred items, primarily the amortization of physician recruitment costs, accounted for the remaining $6.9 million of the increase.

        Amortization of goodwill increased by $3.1 million from $25.7 million in 2000 to $28.8 million in 2001. This increase primarily related to the seven hospitals acquired in 2000 and one hospital acquired in 2001 prior to the adoption of SFAS No. 142.

        Interest, net decreased by $32.9 million from $127.4 million in 2000 to $94.5 million in 2001. The decrease in interest expense can be primarily attributed to both savings from a decrease in average interest rates of $16.2 million and savings of $16.7 million due to a decrease in average outstanding borrowings. The twelve hospitals acquired, including one constructed, in 2000 and 2001 accounted for an interest expense increase of approximately $12.9 million. Reduction of debt from repayments during 2001 and a full year of savings from repayments in 2000 resulted in savings of $27.0 million, including savings of approximately $8.0 million, offset by interest of $2.6 million from the repayment of debt and issuance of convertible debt from our concurrent convertible debt and equity offerings in 2001. Savings from a reduction in interest rates were approximately $16.2 million.

        Income before extraordinary item and income taxes for 2001 was $94.5 million compared to $27.7 million in 2000. This improvement is primarily the result of revenue growth from both acquisitions and same store hospitals, management's ability to control expenses and a decrease of interest expense.

        In October 2001, we received the net proceeds from our concurrent equity and convertible debt offerings and used these proceeds to repay a portion of our long-term debt. In connection with the repayments, we recognized a $3.8 million after tax extraordinary loss on the early extinguishment of debt related to the write off of deferred financing costs associated with the repayment of the $500 million of subordinated debentures.

        The provision for income taxes in 2001 was $45.9 million compared to $18.2 million in 2000. Due to the non-deductible nature of certain goodwill amortization, the resulting effective tax rate is in excess of the statutory rate.

        Net income for 2001 was $44.7 million as compared to $9.6 million in 2000.

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

  •
  reductions mandated by the Balanced Budget Act of 1997, particularly in the areas of reimbursement for Medicare outpatient, capital, bad debts, home health, and skilled nursing;
  •
  reductions in various states' Medicaid programs; and
  •
  reductions in length of stay for patients not reimbursed on an admission basis.

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

        Depreciation and amortization increased by $15.0 million from $56.9 million in 1999 to $71.9 million in 2000. The twelve hospitals acquired in 1999 and 2000 accounted for $5.9 million of the increase; facility renovations and purchases of equipment primarily accounted for $4.8 million and other deferred items, primarily the amortization of physician recruitment costs, accounted for the remaining $4.3 million.

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

        Net income for 2000 was $9.6 million as compared to a $16.8 million net loss in 1999.

Liquidity and Capital Resources

2001 Compared to 2000

        Net cash provided by operating activities increased by $129.3 million, from cash provided of $25.1 million during 2000 to cash provided of $154.4 million during 2001 due primarily to an increase in net income of $35.2 million, an increase in non-cash depreciation and amortization of $22.0 million, use of deferred tax assets of $25.3 million during 2001, as compared to use of deferred tax assets of $17.2 million in 2000, the absence of the $31.8 million compliance settlement payment made during 2000 and improvements made in the management of working capital. The use of cash in investing activities increased $20.7 million from $244.4 million in 2000 to $265.1 million in 2001. The increase is due primarily to an increase in cash used to purchase property and equipment of $25.2 million during 2001. Net cash provided by financing activities decreased $123.4 million from $228.8 million in 2000 to $105.4 million in 2001. We raised $585.8 million in proceeds, net of expenses from our concurrent convertible debt and equity offerings completed in 2001, which were used to repay long term debt. $500 million was used to repay subordinated debentures held by the limited partners of an affiliate of Forstmann Little & Co. Our borrowings during 2001 were $124.7 million and, excluding the offering proceeds, repayments of long-term debt were $24.3 million. This represents a $116.6 million decrease in borrowings as compared to $241.3 million of borrowings in 2000 and an increase in repayments of $13.3 million as compared to repayments of $11.0 million in 2000.

        As described more fully in Notes 4, 6 and 11 of the Notes to Consolidated Financial Statements, at December 31, 2001, the Company had certain cash obligations, which are due as follows (in thousands):

	Total	2002	2003 - 2005	2006 - 2007	2008 and After
Long-Term Debt	$733,360	$56,530	$659,208	$2,895	$14,727
Convertible Notes	287,500	—	—	—	287,500
Capital Leases	17,914	2,161	9,950	3,635	2,168

Total Long-Term Debt	1,038,774	58,691	669,158	6,530	304,395
Operating Leases	156,348	31,984	74,647	23,467	26,250
Replacement Facilities	82,991	33,401	49,590	—	—

Total	$1,278,113	$124,076	$793,395	$29,997	$330,645

        Also, as more fully described in Notes 4 and 6 of the Notes to Consolidated Financial Statements at December 31, 2001, we had issued letters of credit primarily in support of certain outstanding bonds of approximately $35 million. In addition, at December 31, 2001, we had $165 million in available borrowings from revolving lines of credit and $149 million in available borrowings from an acquisition line of credit.

2000 Compared to 1999

        Net cash provided by operating activities increased by $36.4 million, from a use of $11.3 million during 1999 to cash provided of $25.1 million during 2000 due primarily to an increase in net income of $26.4 million, use of deferred tax assets of $17.2 million during 2000 as compared to creating deferred tax assets of $3.8 million in 1999, and an increase in accounts payable and accrued liabilities, offset by an increase in accounts receivable and the $31.8 million compliance settlement payment made during 2000. The use of cash in investing activities increased $88.9 million from $155.5 million in 1999 to $244.4 million in 2000. This increase is due primarily to an increase in cash used to finance hospital acquisitions of $88.5 million during 2000 and an increase in cash used to finance all other capital expenditures of $0.4 million. Net cash provided by financing activities increased $64.4 million from $164.4 million in 1999 to $228.8 million in 2000. We raised $514.5 million in proceeds, net of expenses from our initial public and secondary offerings completed in 2000, which were used to repay our long term debt. Our borrowings during 2000 were $241.3 million and, excluding the offering proceeds, repayments would have been $11.0 million. Excluding the 2000 offering proceeds and the refinancing of our credit facility in 1999, this represents a $64.8 million increase compared to borrowings of $186.3 million and repayments of $20.9 million in 1999. The $64.8 million increase in borrowings is related to the increase in the amount spent on acquisitions of facilities partially offset by an increase in operating cash flows.

Capital Expenditures

        Cash expenditures for purchases of facilities were $150.9 million in 2001, $153.2 million in 2000 and $62.7 million in 1999. These expenditures include: $144.0 million for the five hospitals acquired, $4.9 million for information systems and other equipment to integrate the newly acquired hospitals and $2.0 million for the purchases of other clinics and working capital at a managed facility in 2001; $147.6 million for the seven hospitals acquired, $5.0 million for information systems and other equipment to integrate the newly acquired hospitals and $0.6 million for working capital at a managed facility in 2000; and $59.7 million for the four hospitals acquired and $3.0 million for information systems and other equipment to integrate the newly acquired hospitals in 1999.

        Excluding the cost to construct replacement hospitals, our capital expenditures for 2001 totaled $64.7 million compared to $49.0 million in 2000 and $62.0 million in 1999. Costs to construct replacement hospitals totaled $28.3 million, including $9.8 million of capital leases related to the construction projects in 2001, $9.0 million in 2000 and $15.3 million in 1999. The reduction of capital lease liabilities is included in financing activities in our Statement of Cash Flows.

        Pursuant to hospital purchase agreements in effect as of December 31, 2001, we are required to construct four replacement hospitals through 2005 with an aggregate estimated construction cost, including equipment, of approximately $120 million. Of this amount, approximately $37 million has been expended through December 31, 2001. We expect total capital expenditures of approximately $102 to $110 million in 2002, including approximately $70 to $75 million for renovation and equipment purchases (which includes amounts pursuant to purchase agreements) and approximately $32 to $35 million for construction of replacement hospitals.

Capital Resources

        Net working capital was $195.0 million at December 31, 2001 compared to $167.7 million at December 31, 2000. The $27.3 million increase was attributable primarily to an increase in accounts receivable due to a combination of growth in same hospitals revenues during 2001 and the addition of five hospitals in 2001, an increase in deferred income tax assets (tax effected value of existing net operating loss carryforwards) which will be available to offset current year taxable income and a reduction in accrued interest, resulting from lower interest rates and the repayment of $500 million of our subordinated debentures, offset by an increase in the current maturities of long-term debt, accounts payable and other liabilities.

        In July 2001, we amended our credit agreement. Our amended credit agreement provided for $564 million as of July 2001, and $559 million as of December 31, 2001, in term debt with quarterly amortization and staggered maturities in 2001, 2002, 2003, 2004 and 2005. This agreement also provides for revolving facility debt for working capital of $200 million and for acquisitions of $252 million at December 31, 2001. This new amendment extends the maturity of approximately 80% of the revolver commitments to January 2, 2004. Borrowings under the facility bear interest at either Euro Dollar Rate or prime rate plus various applicable margins which are based upon a financial covenant ratio test. As of December 31, 2001, using amended rates, our weighted average interest rate under our credit agreement was 6.04%. As of December 31, 2001, we had availability to borrow an additional $165.1 million under the working capital revolving facility and an additional $148.9 million under the acquisition loan revolving facility.

        We are required to pay a quarterly commitment fee at a rate which ranges from 0.375% to 0.500% based on specified financial performance criteria. This fee applies to unused commitments under the revolving credit facility and the acquisition loan facility.

        On November 20, 2001, we entered into three separate interest rate swap agreements, each for a notional amount of $100 million, to limit the effect of changes in interest rates on a portion of our long-term borrowings. Under the agreements, we pay interest quarterly at annualized fixed rates of 3.37%, 4.03% and 4.46%, for terms ending November 2003, 2004 and 2005, respectively. On the payment dates, we receive an offsetting variable rate of interest payments from the counterparty based on the three-month London Inter-Bank Offer Rate ("LIBOR").

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

Inflation

        The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, our suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures, including our case and resource management program, to curb increases in operating costs and expenses. We have, to date, offset increases in operating costs by increasing reimbursement for services and expanding services. However, we cannot predict our ability to cover or offset future cost increases.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgements that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

        Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements.

Third Party Reimbursement

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

Allowance for Doubtful Accounts

        Accounts receivable are reduced by an allowance for amounts that could become uncollectable in the future. Substantially all of our receivables are related to providing healthcare services to our hospitals patients. Our estimate for its allowance for doubtful accounts is based primarily on our historical collection experience for each type of payor. The allowance amount is computed by applying allowance percentages to amounts included in specific payor and aging categories of patient accounts receivable.

Goodwill and Other Intangibles

        Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill arising from business combinations completed prior to July 1, 2001 is amortized on a straight-line basis ranging from 18 to 40 years. Goodwill arising from business combinations completed after July 1, 2001 are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 and SFAS No. 142 and are not amortized. Annually, through December 31, 2001, as required by Accounting Principles Board ("APB") Opinion No. 17, we reviewed our total enterprise goodwill for possible impairment, by comparing total projected undiscounted cash flows to the total carrying amount of goodwill.

Professional Liability Insurance Claims

        The Company accrues for estimated losses resulting from professional liability claims to the extent they are not covered by insurance. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections. To the extent that subsequent claims information varies from management's estimates, the liability is adjusted currently. Our insurance is underwritten on a "claims-made" basis and substantially all of our professional and general liability risks are subject to a $0.5 million per occurrence deductible.

Recent Accounting Pronouncements

        Effective July 1, 2001, we adopted SFAS No. 141, "Business Combinations"; and effective January 1, 2002, adopted SFAS No. 142, "Goodwill and Other Intangible Assets." Our financial guidance for 2002 excludes non-cash amortization of goodwill but includes non-cash amortization of other intangibles in accordance with SFAS No. 141 and No. 142. The resulting reduction in goodwill amortization expense is approximately $0.24 per share after tax for 2002. No impairment write-down is expected from the adoption of SFAS No. 142.

        SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001 by the Financial Accounting Standards Board and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated retirement costs. This Statement applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. This Statement is effective for fiscal years beginning after June 15, 2002. We are currently assessing the impact of this new standard.

        On August 1, 2001, the Financial Accounting Standards Board issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51 "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions are generally to be applied prospectively. We are currently assessing the impact of this new standard.

Federal Income Tax Examinations

        We have settled the Internal Revenue Service examinations of our filed federal tax returns for the tax periods ended December 31, 1993 through December 31, 1996, inclusive. In that settlement, we have agreed to several adjustments, primarily involving temporary or timing differences, and paid approximately $8.5 million in August 2001, in satisfaction of the resulting federal income taxes and interest.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Report includes forward-looking statements which could differ from actual future results.

        Some of the matters discussed in this Report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "thinks," and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

  •
  general economic and business conditions, both nationally and in the regions in which we operate;

  •
  demographic changes;

  •
  existing governmental regulations and changes in, or the failure to comply with, governmental regulations or our corporate compliance agreement;

  •
  legislative proposals for healthcare reform;

  •
  our ability, where appropriate, to enter into managed care provider arrangements and the terms of these arrangements;

  •
  changes in Medicare and Medicaid payment levels;

  •
  liability and other claims asserted against us;

  •
  competition;

  •
  our ability to attract and retain qualified personnel, including physicians;

  •
  trends toward treatment of patients in lower acuity healthcare settings;

  •
  changes in medical or other technology;

  •
  changes in generally accepted accounting principles;

  •
  the availability and terms of capital to fund additional acquisitions or replacement facilities; and

  •
  our ability to successfully acquire and integrate additional hospitals.

        Although we believe that these statements are based upon reasonable assumptions, we can give no assurance that our goals will be achieved. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this Report. We assume no obligation to update or revise them or provide reasons why actual results may differ.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to interest rate changes, primarily as a result of our credit agreement which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described above. We do not anticipate any material changes in our primary market risk exposures in Fiscal 2002. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so.

        A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $7 million for 2001, $9 million for 2000, and $8 million for 1999.

Item 8. Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Brentwood, Tennessee

        We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Community Health Systems, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

Nashville, Tennessee
February 18, 2002

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2001	2000	1999
Net operating revenues	$1,693,625	$1,337,501	$1,079,953

Operating costs and expenses:
Salaries and benefits	666,048	517,392	419,320
Provision for bad debts	156,226	122,303	95,149
Supplies	196,008	154,211	126,693
Rent	42,821	31,385	25,522
Other operating expenses	323,811	259,474	209,084
Depreciation and amortization	90,913	71,931	56,943
Amortization of goodwill	28,755	25,693	24,708
Compliance settlement and Year 2000 remediation costs	—	—	17,279

Total operating costs and expenses	1,504,582	1,182,389	974,698

Income from operations	189,043	155,112	105,255
Interest expense, net of interest income of $359, $600 and $288 in 2001, 2000 and 1999, respectively	94,548	127,370	116,491

Income (loss) before extraordinary item and income taxes	94,495	27,742	(11,236)
Provision for income taxes	45,944	18,173	5,553

Income (loss) before extraordinary item	48,551	9,569	(16,789)
Loss from early extinguishment of debt, net of taxes of $2,435	3,808	—	—

Net income (loss)	$44,743	$9,569	$(16,789)

Basic income (loss) per common share:
Income (loss) before extraordinary item	$0.55	$0.14	$(0.31)
Loss from early extinguishment of debt, net of tax	0.04	—	—

Net income (loss)	$0.51	$0.14	$(0.31)

Diluted income (loss) per common share:
Income (loss) before extraordinary item	$0.54	$0.14	$(0.31)
Loss from early extinguishment of debt, net of tax	0.04	—	—

Net income (loss)	$0.50	$0.14	$(0.31)

Weighted average number of shares outstanding:
Basic	88,382,443	67,610,399	54,545,030

Diluted	90,251,428	69,187,191	54,545,030

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In Thousands, Except Share Data)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$8,386	$13,740
Patient accounts receivable, net of allowance for doubtful accounts of $63,880 and $52,935 in 2001 and 2000, respectively	370,052	309,826
Supplies	47,466	39,679
Prepaid expenses and taxes	14,846	19,989
Deferred income taxes	33,411	2,233
Other current assets	20,398	23,110

Total current assets	494,559	408,577

Property and equipment:
Land and improvements	67,279	46,268
Buildings and improvements	662,893	536,428
Equipment and fixtures	336,787	267,505

	1,066,959	850,201
Less accumulated depreciation and amortization	(200,425)	(142,120)

Property and equipment, net	866,534	708,081

Goodwill, net of accumulated amortization of $151,881 and $123,459 in 2001 and 2000, respectively	1,000,918	985,568

Other assets, net of accumulated amortization of $43,843 and $37,142 in 2001 and 2000, respectively	98,653	111,611

Total assets	$2,460,664	$2,213,837

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$58,691	$17,433
Accounts payable	91,096	83,191
Current income taxes payable	2,325	—
Accrued liabilities:
Employee compensation	73,329	56,840
Interest	6,681	27,389
Other	67,450	56,020

Total current liabilities	299,572	240,873

Long-term debt	980,083	1,201,590

Deferred income taxes	44,675	—

Other long-term liabilities	20,669	15,200

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued.	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 99,444,998 shares issued and 98,469,449 shares outstanding at December 31, 2001 and 87,105,562 shares issued and 86,137,582 shares outstanding at December 31, 2000	994	871
Additional paid-in capital	1,311,891	998,092
Treasury stock, at cost, 975,549 and 967,980 shares at December 31, 2001 and 2000, respectively	(6,678)	(6,587)
Notes receivable for common stock	(211)	(334)
Unearned stock compensation	(41)	(85)
Accumulated other comprehensive income	750	—
Accumulated deficit	(191,040)	(235,783)

Total stockholders' equity	1,115,665	756,174

Total liabilities and stockholders' equity	$2,460,664	$2,213,837

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands, Except Share Data)

	Common Stock			Treasury Stock		Notes Receivable for Common Stock		Accumulated Other Comprehensive Income
			Additional Paid-in Capital				Unearned Stock Compensation		Accumulated Deficit
	Shares	Amount		Shares	Amount					Total
BALANCE, January 1, 1999	56,588,787	$566	$482,088	(956,070)	$(5,555)	$(1,710)	$—	$—	$(228,563)	$246,826
Net loss	—	—	—	—	—	—	—	—	(16,789)	(16,789)
Issuance of common stock	—	—	907	314,425	1,748	(440)	—	—	—	2,215
Common stock purchased for treasury, at cost	—	—	—	(326,335)	(2,780)	—	—	—	—	(2,780)
Payments on notes receivable	—	—	—	—	—	153	—	—	—	153
Unearned stock compensation	—	—	242	—	—	—	(242)	—	—	—
Earned stock compensation	—	—	—	—	—	—	83	—	—	83

BALANCE, December 31, 1999	56,588,787	566	483,237	(967,980)	(6,587)	(1,997)	(159)	—	(245,352)	229,708
Net income	—	—	—	—	—	—	—	—	9,569	9,569
Issuance of common stock in connection with initial public offering, net of issuance costs	20,425,717	204	245,498	—	—	—	—	—	—	245,702
Issuance of common stock in connection with secondary public offering, net of issuance costs	10,000,000	100	268,722	—	—	—	—	—	—	268,822
Issuance of common stock in connection with the exercise of options	91,058	1	635	—	—	—	—	—	—	636
Payments on notes receivable	—	—	—	—	—	1,663	—	—	—	1,663
Earned stock compensation	—	—	—	—	—	—	74	—	—	74

BALANCE, December 31, 2000	87,105,562	871	998,092	(967,980)	(6,587)	(334)	(85)	—	(235,783)	756,174
Comprehensive Income:
Net income	—	—	—	—	—	—	—	—	44,743	44,743
Net change in fair value of interest rate swaps, net of tax of $478	—	—	—	—	—	—	—	750	—	750

Total comprehensive income								750	44,743	45,493
Issuance of common stock in connection with secondary public offering, net of issuance costs	12,000,000	120	305,954	—	—	—	—	—	—	306,074
Issuance of common stock in connection with the exercise of options	243,958	2	2,983	—	—	—	—	—	—	2,985
Issuance of common stock to employee benefit plan	95,478	1	2,894	—	—	—	—	—	—	2,895
Tax benefit from exercise of options	—	—	1,968	—	—	—	—	—	—	1,968
Payments on notes receivable	—	—	—	—	—	123	—	—	—	123
Common stock purchased for treasury, at cost	—	—	—	(7,569)	(91)	—	—	—	—	(91)
Earned stock compensation	—	—	—	—	—	—	44	—	—	44

BALANCE, December 31, 2001	99,444,998	$994	$1,311,891	(975,549)	$(6,678)	$(211)	$(41)	$750	$(191,040)	$1,115,665

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2001	2000	1999
	(Dollars in Thousands)
Cash flows from operating activities:
Net income (loss)	$44,743	$9,569	$(16,789)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	119,668	97,624	81,651
Deferred income taxes	25,280	17,210	(3,799)
Compliance settlement costs	—	—	14,000
Stock compensation expense	44	74	83
Minority interest in earnings	109	—	—
Loss on early extinguishment of debt	3,808	—	—
Other non-cash (income) expenses, net	(104)	(5,030)	(570)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(22,941)	(52,989)	(42,973)
Supplies, prepaid expenses and other current assets	1,999	(15,604)	(17,598)
Accounts payable, accrued liabilities and income taxes	(26,953)	18,191	(27,740)
Compliance settlement payable	—	(30,900)	—
Other	8,734	(13,065)	2,427

Net cash provided by (used in) operating activities	154,387	25,080	(11,308)

Cash flows from investing activities:
Acquisitions of facilities	(150,941)	(153,216)	(62,699)
Purchases of property and equipment	(83,232)	(58,005)	(77,255)
Proceeds from sale of equipment	423	107	121
Increase in other assets	(31,361)	(33,327)	(15,708)

Net cash used in investing activities	(265,111)	(244,441)	(155,541)

Cash flows from financing activities:
Proceeds from issuance of common stock	306,074	514,524	2,215
Proceeds from issuance of convertible debt	287,500	—	—
Debt issuance costs	(7,750)	—	—
Proceeds from exercise of stock options	2,985	636	—
Common stock purchased for treasury	(91)	—	(2,780)
Proceeds from minority investors	3,960	—	—
Redemption of minority investments	(1,594)	(1,835)	(107)
Distribution to minority investors	(324)	(260)	(331)
Borrowings under Credit Agreement	124,684	241,310	436,300
Repayments of long-term indebtedness	(610,074)	(525,556)	(270,885)

Net cash provided by financing activities	105,370	228,819	164,412

Net change in cash and cash equivalents	(5,354)	9,458	(2,437)
Cash and cash equivalents at beginning of period	13,740	4,282	6,719

Cash and cash equivalents at end of period	$8,386	$13,740	$4,282

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

        Business.    Community Health Systems, Inc. (the "Company") owns, leases and operates acute care hospitals that are the principal providers of primary healthcare services in non-urban communities. As of December 31, 2001, the Company owned, leased or operated 57 hospitals, licensed for 5,391 beds in 20 states.

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.

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

        Property and Equipment.    Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land improvements (2 to 15 years; weighted average useful life is 11 years), buildings and improvements (5 to 40 years; weighted average useful life is 31 years) and equipment and fixtures (5 to 20 years; weighted average useful life is 8 years). Costs capitalized as construction in progress were $54.7 million and $30.3 million at December 31, 2001 and 2000, respectively, and are included in buildings and improvements. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Interest capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost," was $3.1 million, $2.5 million and $1.4 million for the years ended December 31, 2001, 2000, and 1999, respectively.

        The Company also leases certain facilities and equipment under capital leases (see Notes 2 and 6). Such assets are amortized on a straight-line basis over the lesser of the terms of the respective leases, or the remaining useful lives of the assets.

        Goodwill.    Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill arising from business combinations completed prior to July 1, 2001 is amortized on a straight-line basis ranging from 18 to 40 years. Goodwill arising from business combinations completed after July 1, 2001 are accounted for under the provisions of SFAS No. 141 and SFAS No. 142 and are not amortized. Annually, through December 31, 2001, as required by Accounting Principles Board ("APB") Opinion No. 17, the Company reviewed its total enterprise goodwill for possible impairment, by comparing total projected undiscounted cash flows to the total carrying amount of goodwill.

        Other Assets.    Other assets consist of the noncurrent portion of deferred income taxes, costs associated with the issuance of debt which are amortized over the life of the related debt using the effective interest method and costs to recruit physicians to the Company's markets, which are deferred and amortized over the term of the respective physician recruitment agreement, which is generally three years. Amortization of deferred financing costs is included in interest expense.

        Third-Party Reimbursement.    Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems, provisions of cost-reimbursement and other payment methods. Approximately 45% of net operating revenues for the year ended December 31, 2001, 46% for the year ended December 31, 2000, and 48% for the year ended December 31, 1999, are related to services rendered to patients covered by the Medicare and Medicaid programs. In addition, the Company is reimbursed by non-governmental payors using a variety of payment methodologies. Amounts received by the Company for treatment of patients covered by such programs are generally less than the standard billing rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net operating revenues. Final settlements under certain of these programs are subject to adjustment based on administrative review and audit by third parties. Adjustments to the estimated billings are recorded in the periods that such adjustments become known. Adjustments to previous program reimbursement estimates are accounted for as contractual adjustments and reported in future periods as final settlements are determined. Adjustments related to final settlements or appeals increased revenue by an insignificant amount in each of the years ended December 31, 2001, 2000 and 1999. Net amounts due to third-party payors as of December 31, 2001 were $22 million and as of December 31, 2000 were $2.3 million and are included in accrued liabilities-other in the accompanying balance sheets. Since August 2000, Centers for Medicare and Medicaid Services has experienced delays in providing certain information needed to file Medicare and Medicaid cost reports, thus, an increase in cost report settlements due to Medicare and Medicaid has resulted. Substantially all Medicare and Medicaid cost reports are final settled through 1997.

        Allowance for Doubtful Accounts.    Accounts receivable are reduced by an allowance for amounts that could become uncollectable in the future. Substantially all of the Company's receivables are related to providing healthcare services to our hospitals' patients. The Company's estimate for its allowance for doubtful accounts is based primarily on our historical collection experience for each type of payor. The allowance amount is computed by applying allowance percentages to amounts included in specific payor and aging categories of patient accounts receivable.

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

        Net Operating Revenues.    Net operating revenues are recorded net of provisions for contractual adjustments of approximately $2,427 million, $1,649 million and $1,157 million in 2001, 2000 and 1999, respectively. Net operating revenues are recognized when services are provided. In the ordinary course of business the Company renders services to patients who are financially unable to pay for hospital care. The value of these services to patients who are unable to pay is eliminated prior to reporting net operating revenues and is not material to the Company's consolidated results of operations.

        Professional Liability Insurance Claims.    The Company accrues, on a quarterly basis, for estimated losses resulting from professional liability claims to the extent they are not covered by insurance. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially-determined projections. To the extent that subsequent claims information varies from management's estimates, the liability is adjusted currently.

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

        Comprehensive Income.    SFAS No. 130, "Reporting Comprehensive Income," defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. At December 31, 2001, "Accumulated other comprehensive income" of $0.8 million represents the cumulative change in fair value of interest rate swap agreements, net of income taxes of $0.4 million.

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

        Segment Reporting.    SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 allows aggregation of similar operating segments into a single operating segment if the businesses have similar economic characteristics and are considered similar under the criteria established by SFAS No. 131. The Company's operating segments have similar services, have similar types of patients, operate in a consistent manner and have similar economic and regulatory characteristics. Therefore, the Company has aggregated its operating segments into one reportable segment.

        New Accounting Pronouncements.    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the consolidated balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in a derivative's fair value be recorded each period in earnings or other comprehensive income ("OCI"), depending on whether the derivative is designated and is effective as a hedged transaction, and on the type of hedge transaction. Changes in the fair value of derivative instruments recorded to OCI are reclassified to earnings in the period affected by the underlying hedged item. Any portion of the fair value of a derivative instrument determined to be ineffective under the rules is recognized in current earnings. The adoption of SFAS No. 133, as amended, on January 1, 2001 did not have a material effect on the Company's consolidated financial position or results of operations.

        In November 2001, the Company entered into three interest rate swap agreements with a bank to convert variable rate debt to a fixed rate (see Note 4). The Company has designated the interest rate swaps as cash flow hedge instruments, whose recorded value in the consolidated balance sheet approximates fair market value. The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the year ended December 31, 2001, the Company completed an assessment of the cash flow hedge instruments and determined the hedge to be highly effective. The Company has also determined that the ineffective portion of the hedge does not have a material effect on the Company's consolidated financial position, operations or cash flows. The counterparty to the interest rate swap agreements exposes the Company to credit risk in the event of non-performance; however, the Company does not anticipate non-performance by the counterparty. The Company does not hold or issue derivative financial instruments for trading purposes.

        In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. In addition, companies are required to review goodwill and intangible assets reported in connection with prior acquisitions, possibly disaggregate and report separately previously identified intangible assets and possibly reclassify certain intangible assets into goodwill. SFAS No. 142 establishes new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not amortized. The Company's adoption of SFAS No. 142, as of January 1, 2002, did not cause any impairment charges. Since adoption, goodwill existing at June 30, 2001, is no longer amortized but instead will be assessed for impairment at least annually. Goodwill amortization expense for 2001 was $28.8 million.

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. The Company is currently assessing the impact of this new standard.

        In July 2001, the FASB issued SFAS No. 144, "Impairment or Disposal of Long-Lived Assets," which is effective for fiscal years beginning after December 15, 2001. The provisions of this statement provide a single accounting model for impairment of long-lived assets. The Company is currently assessing the impact of this new standard.

        Reclassifications.    Certain amounts presented in prior year's financial statements have been reclassified to conform with the current year presentation.

2. Long-Term Leases and Purchases of Hospitals

        The business combinations completed by the Company during 2001 are disclosed in accordance with the provisions of SFAS No. 141. During 2001, the Company acquired, through five separate purchase transactions, most of the assets and working capital of five hospitals. On June 1, 2001, the Company acquired Brandywine Hospital, a 168-bed hospital located in Coatesville, Pennsylvania. On September 1, 2001, the Company acquired Red Bud Regional Hospital, a 103-bed hospital in Red Bud, Illinois. On October 1, 2001, the Company acquired Jennersville Regional Hospital, a 59-bed hospital located in West Grove, Pennsylvania and Easton Hospital, a 369-bed hospital located in Easton, Pennsylvania. On November 1, 2001, the Company acquired South Texas Regional Medical Center, a 57-bed hospital located in Jourdanton, Texas. The consideration for the five hospitals totaled $215.1 million consisting of $144.0 million in cash, which was borrowed under the acquisition loan facilities and assumed liabilities of $71.1 million. Goodwill recognized in these purchase transactions totaled $34.5 million. Goodwill of $20.9 million related to acquisitions dated after June 30, 2001; no amortization of such goodwill has been included in the consolidated financial statements. Goodwill recorded during 2001 is expected to be fully deductible for tax purposes.

        During 2000, the Company acquired five hospitals through purchase transactions, effective in March, April, July, October and December and acquired two hospitals through capital lease transactions, effective in April and June, respectively. The consideration for the seven hospitals totaled $246.9 million. The consideration consisted of $147.6 million in cash, which was borrowed under the acquisition loan facilities and assumed liabilities of $99.3 million. The entire lease obligation relating to each lease transaction was prepaid. The prepayment was included as part of the cash consideration. Licensed beds at these seven hospitals totaled 607 beds.

        During 1999, the Company acquired, through three purchase transactions, effective in March, September, and November, and one capital lease transaction, effective in March, most of the assets, including working capital, of four hospitals. The consideration for the four hospitals totaled $77.8 million. The consideration consisted of $59.7 million in cash, which was borrowed under the acquisition loan facilities, and assumed liabilities of $18.1 million. The entire lease obligation relating to the lease transaction was prepaid. The prepayment was included as part of the cash consideration. The Company also constructed and opened an additional hospital at a cost of $15.3 million, which replaced a managed hospital. Licensed beds at the four hospitals acquired totaled 477.

        The foregoing acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price has been determined by the Company based upon available information and, for acquisition transactions closed in 2001, is subject to obtaining final asset valuations prepared by independent appraisers, and settling amounts related to purchased working capital. Independent asset valuations are generally completed within 120 days of the date of acquisition; working capital settlements are generally made within 180 days of the date of acquisition. Adjustments to the purchase price allocation are not expected to be material.

        The table below summarizes the allocations of the purchase price (including assumed liabilities) for these acquisitions (in thousands):

	2001	2000	1999
Current assets	$51,162	$39,844	$15,514
Property and equipment	126,213	84,512	53,746
Goodwill and other intangibles	37,752	122,585	24,840

        The operating results of the foregoing hospitals have been included in the consolidated statements of operations from their respective dates of acquisition. The following pro forma combined summary of operations of the Company gives effect to using historical information of the operations of the hospitals purchased in 2001 and 2000 as if the acquisitions had occurred as of January 1, 2000 (in thousands except per share data):

	Year Ended December 31,
	2001	2000
Pro forma net operating revenues	$1,872,612	$1,713,894
Pro forma income (loss) before extraordinary item	35,739	(8,869)
Pro forma net income (loss)	31,931	(8,869)
Pro forma net income (loss) per share:
Basic	$0.36	$(0.13)
Diluted	$0.35	$(0.13)

3. Income Taxes

        The provision for (benefit from) income taxes consists of the following (in thousands):

	Year Ended December 31,
	2001	2000	1999
Current
Federal	$1,693	$195	$—
State	4,688	1,328	2,815

	6,381	1,523	2,815

Deferred
Federal	35,704	16,519	3,163
State	3,859	131	(425)

	39,563	16,650	2,738

Total provision for income taxes	$45,944	$18,173	$5,553

        The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate (dollars in thousands):

	Year Ended December 31,
	2001		2000		1999
	Amount	%	Amount	%	Amount	%
Provision for (benefit from) income taxes at statutory federal rate	$33,073	35.0%	$9,710	35.0%	$(3,933)	35.0%
State income taxes, net of federal income tax benefit	5,670	6.0	1,459	5.3	2,389	(21.3)
Non-deductible goodwill amortization	6,691	7.1	6,675	24.0	6,751	(60.1)
Other	510	0.5	329	1.2	346	(3.0)

Provision for income taxes and effective tax rate	$45,944	48.6%	$18,173	65.5%	$5,553	(49.4)%

        Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes as of December 31, consist of (in thousands):

	2001		2000
	Assets	Liabilities	Assets	Liabilities
Net operating loss and credit carryforwards	$61,706	$—	$77,316	$—
Property and equipment	—	56,658	—	54,420
Self-insurance liabilities	5,754	—	6,421	—
Intangibles	—	25,499	—	14,204
Other liabilities	—	2,193	—	736
Long-term debt and interest	—	1,620	—	4,409
Accounts receivable	12,739	—	12,956	—
Accrued expenses	5,903	—	4,140	—
Other	4,083	898	3,259	308

	90,185	86,868	104,092	74,077
Valuation allowance	(14,581)	—	(15,999)	—

Total deferred income taxes	$75,604	$86,868	$88,093	$74,077

        Management believes that the net deferred tax assets will ultimately be realized, except as noted below. Management's conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has federal net operating loss carryforwards of $99.2 million which expire from 2001 to 2020 and state net operating loss carryforwards of $289.9 million which expire from 2001 to 2021.

        The valuation allowance of $13.2 million relating primarily to state net operating losses recognized in June 1996, the date the Company's operating company was acquired (the "Acquisition") by affiliates of Forstmann Little and Co. ("FL & Co."), was reduced by $3.6 million in 2001. The $3.6 million reduction includes a $1.7 million direct write-off of expired net operating losses and credits and a $1.9 million utilization of net operating losses. No benefit was recorded for the utilization of net operating losses as goodwill was reduced in a corresponding amount. Any future benefits attributable to a decrease in the valuation allowance recognized at the date of acquisition will be recorded as a reduction in goodwill. The valuation allowance decreased by $1.4 million and increased by $2.5 million during the years ended December 31, 2001 and 2000, respectively. In addition to amounts previously discussed, the change in valuation allowance relates to a redetermination of the amount, and realizability of net operating losses in certain state income tax jurisdictions.

        In addition to the amount paid for federal income tax examinations, discussed below, the Company paid income taxes, net of refunds received, of $2.5 million and $1.5 million during 2001 and 2000, respectively.

        We have settled the Internal Revenue Service examinations of our filed federal income tax returns for the tax periods ended December 31, 1993 through December 31, 1996. In that settlement, we have agreed to several adjustments, primarily involving temporary or timing differences, and paid approximately $8.5 million in August 2001, in satisfaction of the resulting federal income taxes and interest. The Internal Revenue Service examinations did not have a material financial impact on the Company.

4. Long-Term Debt

        Long-term debt consists of the following (in thousands):

	As of December 31,
	2001	2000
Credit Facilities:
Revolving Credit Loans	$—	$—
Acquisition Loans	103,000	70,000
Term Loans	558,586	568,679
Convertible Notes	287,500	—
Subordinated debentures	—	500,000
Taxable bonds	22,500	26,100
Tax-exempt bonds	8,000	8,000
Capital lease obligations (see Note 6)	17,914	21,100
Term loans from acquisitions	30,018	21,700
Other	11,256	3,444

Total debt	1,038,774	1,219,023
Less current maturities	(58,691)	(17,433)

Total long-term debt	$980,083	$1,201,590

4. Long-Term Debt (Continued)

        Credit Facilities.    In connection with the Acquisition, a $900 million credit agreement was entered into with a consortium of creditors (the "Credit Agreement"). The financing under the Credit Agreement consists of (i) a 6 1/2 year term loan facility (the "Tranche A Loan") in an aggregate principal amount equal to $50 million, (ii) a 7 1/2 year term loan facility (the "Tranche B Loan") in an aggregate principal amount equal to $132.5 million, (iii) an 8 1/2 year term loan facility (the "Tranche C Loan") in an aggregate principal amount equal to $132.5 million, (iv) a 9 1/2 year term loan facility (the "Tranche D Loan") in an original aggregate principal amount equal to $100 million and amended to an aggregate principal amount of $350 million in March 1999 (collectively, the "Term Loans"), (v) a revolving credit facility (the "Revolving Credit Loans") in an aggregate principal amount equal to $200 million, of which up to $90 million may be used, to the extent available, for standby and commercial letters of credit and up to $25 million pursuant to a swingline facility and (vi) a reducing acquisition loan facility (the "Acquisition Loans") in an aggregate principal amount of $285 million.

        During 2001, the Credit Agreement was twice amended. On July 19, 2001, the maturity was extended to January 2, 2004, for both the Revolving Credit Loans and the Acquisition Loans. Additionally, future scheduled reductions of availability were eliminated. Approximately 80% of the loan participants approved this amendment and approving banks received a 50 basis point increase in the applicable margin (the "Applicable Margin") for loans outstanding under the revolving credit facility and the acquisition loan facility. Terms remained unchanged for non-approving banks. Additionally, approving banks received a 12.5 basis point increase in the commitment fee for certain levels of debt to EBITDA. As a result of this amendment, borrowing capacity under the revolver is as follows:

	December 31, 2001 through July 22, 2002	July 23, 2002 through December 31, 2002	January 1, 2003 through January 2, 2004
Revolving Credit Facility	$200,000	$200,000	$156,042
Acquisition Facility	251,892	234,367	206,441

Total	$451,892	$434,367	$362,483

        The Credit Agreement was again amended on September 13, 2001 allowing the Company to repay the $500 million subordinated debentures outstanding and allowing the Company to issue both convertible debt and common stock without requiring debt repayments on outstanding balances under the Credit Agreement.

        The Term Loans are scheduled to be paid in consecutive quarterly installments with aggregate principal payments for future years as follows (in thousands):

2002	$47,217
2003	125,360
2004	162,970
2005	223,039
2006	—
2007	—

Total	$558,586

        Revolving Credit Loans may be made, and letters of credit may be issued, at any time during the period between July 22, 1996, the loan origination date (the "Origination Date"), and January 2, 2004 (the "Termination Date"). No letter of credit is permitted to have an expiration date after the Termination Date. The Acquisition Loans may be made at any time during the period preceding the Termination Date.

        The Company may elect that all or a portion of the borrowings under the Credit Agreement bear interest at a rate per annum equal to (a) an annual benchmark rate, which will be equal to the greatest of (i) "Prime Rate," (ii) the "Base" CD Rate plus 1% or (iii) the Federal Funds effective rate plus 50 basis points (the "ABR") or (b) the Eurodollar Rate, in each case increased by the Applicable Margin which will vary between 1.50% and 3.75% per annum. The Applicable Margin on the Revolving Credit Loans, Acquisition Loans and Tranche A Loan is subject to a reduction based on achievement of certain levels of total senior indebtedness to annualized consolidated EBITDA, as defined in the Credit Agreement and subsequent amendments.

        Interest based on the ABR is payable on the last day of each calendar quarter and interest based on the Eurodollar Rate is payable on set maturity dates. The borrowings under the Credit Agreement bore interest at rates ranging from 4.51% to 6.51% as of December 31, 2001.

        The Company is also required to pay a quarterly commitment fee at a rate which ranges from 0.375% to 0.500% based on the Eurodollar Applicable Margin for Revolving Credit Loans. This rate is applied to unused commitments under the Revolving Credit Loans and the Acquisition Loans.

        The Company is also required to pay letters of credit fees at rates which vary from 1.625% to 3.500%.

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

        The terms of the Credit Agreement include certain restrictive covenants. These covenants include restrictions on indebtedness, investments, asset sales, capital expenditures, dividends, sale and leasebacks, contingent obligations, transactions with affiliates, and fundamental change. The covenants also require maintenance of certain ratios regarding senior indebtedness, senior interest, and fixed charges. The Company was in compliance with all debt covenants at December 31, 2001.

        As of December 31, 2001 and 2000, the Company had letters of credit issued, primarily in support of its Taxable Bonds and Tax-Exempt Bonds, of approximately $35 million and $40 million, respectively. Availability at December 31, 2001 and 2000 under the Revolving Credit Loans facility was approximately $165 million and $160 million, respectively and under the Acquisition Loans facility was approximately $149 million and $193 million, respectively.

        Convertible Notes.    On October 15, 2001, the Company sold $287.5 million aggregate principal amount (including the underwriter's over-allotment option) of 4.25% convertible notes for face value. The notes mature on October 15, 2008 unless converted or redeemed earlier. The Company will pay interest on the notes semi-annually on April 15 and October 15 of each year, commencing April 15, 2002. The notes are convertible, at the option of the holder, into shares of the Company's common stock at any time before the maturity date, unless the Company has previously redeemed or repurchased the notes, at a conversion rate of 29.8507 shares of common stock per $1,000 principal amount of notes. The conversion rate is subject to anti-dilution adjustment in some events.

        Prior to October 15, 2005, if the price of the Company's common stock has exceeded 150% of the conversion price for at least 20 trading days in the consecutive 30-day trading period ending on the trading day prior to the date of mailing of the notice of redemption, the Company has the right at any time to redeem some or all of the notes at a redemption price of 100% of their principal amount plus accrued and unpaid interest to the redemption date. In this case, the Company must make an additional "make whole" payment in cash or at the Company's option, common stock or a combination of cash and common stock equal to $170 per $1,000 principal amount of notes, minus the amount of any interest actually paid or accrued and unpaid on each $1,000 principal amount of redeemed notes prior to the date the Company redeems the notes.

        Subordinated Debentures.    In connection with the Acquisition, the Company issued its subordinated debentures to an affiliate of FL & Co. for $500 million in cash. The debentures were a general senior subordinated obligation of the Company, were not subject to mandatory redemption and matured in three equal annual installments beginning June 30, 2007, with the final payment due on June 30, 2009. In connection with the concurrent convertible debt and equity offerings by the Company in October 2001, net proceeds were used to pay off the $500 million subordinated debentures plus accrued interest. The debentures bore interest at a fixed rate of 7.50% which was payable semi-annually in January and July. Total interest expense for the debentures was $29.6 million in 2001 and $37.5 million for each of the years ended December 31, 2000 and 1999.

        Taxable Bonds and Tax-Exempt Bonds.    Taxable Bonds bear interest at a floating rate which averaged 4.68% and 6.40% during 2001 and 2000, respectively. These bonds are subject to mandatory annual redemptions with the final payment of $16.2 million due on October 1, 2003. Tax-Exempt Bonds bear interest at floating rates which averaged 2.70% and 4.21% during 2001 and 2000, respectively. These bonds are not subject to mandatory annual redemptions under the bond provisions and are due in 2010. Taxable Bonds and Tax-Exempt Bonds are both guaranteed by letters of credit.

        Term Loans from Acquisitions.    In connection with the acquisition of hospitals in December 2000 and 2001, the Company assumed certain debt. The loans bear interest at variable rates ranging from 3.84% to 7.39% as of December 31, 2001 and have various maturities through November 2011.

        Other Debt.    As of December 31, 2001, other debt consisted primarily of an industrial revenue bond and other obligations maturing in various installments through 2014.

        On November 20, 2001, the Company entered into three separate interest rate swap agreements to limit the effect of changes in interest rates on a portion of its long-term borrowings. Under the agreements, the Company pays interest at fixed rates of 3.37%, 4.03% and 4.46%, respectively, on each of the three $100 million notional amounts of indebtedness and receives a variable rate of interest thereon based on the three-month London Inter-Bank Offer Rate ("LIBOR") on a quarterly basis. The swaps expire as follows: $100 million in November 2003, $100 million in November 2004 and $100 million in November 2005.

As of December 31, 2001, the scheduled maturities of long-term debt outstanding, including capital leases, for each of the next five years and thereafter are as follows (in thousands):

2002	$58,691
2003	171,363
2004	270,990
2005	226,674
2006	3,451
Thereafter	307,605

$1,038,774

        The Company paid interest of $107 million, $115 million and $118 million on borrowings during the years ended December 31, 2001, 2000 and 1999, respectively.

5. Fair Values of Financial Instruments

        The fair value of financial instruments has been estimated by the Company using available market information as of December 31, 2001 and 2000, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	As of December 31,
	2001		2000
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$8,386	$8,386	$13,740	$13,740
Liabilities:
Credit facilities	661,586	665,789	638,679	633,506
Convertible Notes	287,500	286,120	—	—
Taxable Bonds	22,500	22,500	26,100	26,100
Tax-exempt Bonds	8,000	8,000	8,000	8,000
Term loans from acquisitions	30,018	30,018	21,700	21,483
Other debt	11,256	11,256	3,444	3,444

        Cash and cash equivalents.    The carrying amount approximates fair value due to the short term maturity of these instruments (less than three months).

        Credit facilities, term loans from acquisitions and other debt.    Estimated fair value is based on information from the Company's bankers regarding relevant pricing for trading activity among the Company's lending institutions.

        Taxable and tax-exempt bonds.    The carrying amount approximates fair value as a result of the weekly interest rate reset feature of these publicly traded instruments.

        Convertible notes.    Estimated fair value is based on the average bid and ask price as quoted in public markets for these instruments.

        Interest rate swaps.    During 2001, the Company has entered into three interest rate swap agreements whereby the Company will pay the counterparty interest at a fixed rate and the counterparty will pay the Company interest at a floating rate equal to the three-month LIBOR interest rate. The fair value of interest rate swap agreements is the amount at which they could be settled, based on estimates obtained from the counterparty. Swaps consisted of the following at December 31, 2001:

Swap #1
Notional amount	$100 million
Fixed interest rate	3.37%
Termination date	November 28, 2003
Fair value	$25,675
Swap #2
Notional amount	$100 million
Fixed interest rate	4.03%
Termination date	November 30, 2004
Fair value	$456,008
Swap #3
Notional amount	$100 million
Fixed interest rate	4.46%
Termination date	November 30, 2005
Fair value	$746,611

        Assuming no change in December 31, 2001 interest rates, approximately $6.0 million will be charged to earnings during the year ending December 31, 2002 pursuant to the interest rate swap agreements.

        At December 31, 2000 the Company believed that it was not practicable to estimate the fair value of the subordinated debentures because of (i) the fact that the subordinated debentures were issued in connection with the issuance of the original equity of the Company at the date of Acquisition as an investment unit, (ii) the related party nature of the subordinated debentures, (iii) the lack of comparable securities, and (iv) the lack of a credit rating of the Company by an established rating agency.

6. Leases

        The Company leases hospitals, medical office buildings, and certain equipment under capital and operating lease agreements. During 2001, the Company entered into $9.8 million of capital leases pursuant to the construction of replacement hospitals. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs. Commitments relating to noncancellable operating and capital leases for each of the next five years and thereafter are as follows (in thousands):

Year ended December 31,	Operating	Capital
2002	$31,984	$6,096
2003	28,564	5,236
2004	26,522	4,217
2005	19,561	3,346
2006	13,467	2,468
Thereafter	36,250	6,134

Total minimum future payments	$156,348	$27,497

Less debt discounts		(9,583)

		17,914
Less current portion		(2,161)

Long-term capital lease obligations		$15,753

        Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $9.9 million of land and improvements, $79.3 million of buildings and improvements, and $31.5 million of equipment and fixtures as of December 31, 2001 and $9.9 million of land and improvements, $73.3 million of buildings and improvements and $35.5 million of equipment and fixtures as of December 31, 2000. The accumulated depreciation related to assets under capital leases was $28.0 million and $26.4 million as of December 31, 2001 and 2000, respectively. Depreciation of assets under capital leases is included in depreciation and amortization and amortization of debt discounts on capital lease obligations is included in interest expense in the consolidated statements of operations.

7. Employee Benefit Plans

        The Company has a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code, which covers all eligible employees at its hospitals, clinics, and the corporate offices. Participants may contribute a portion of their compensation not exceeding a limit set annually by the Internal Revenue Service. This plan includes a provision for the Company to match a portion of employee contributions. The Company also provides a defined contribution welfare benefit plan for post-termination benefits to executive and middle management employees. Total expense under the 401(k) plan was $3.5 million, $2.8 million and $2.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. Total expense under the welfare benefit plan was $0.5 million, $0.7 million and $0.8 million for the years ended December 31, 2001, 2000 and 1999, respectively.

8. Stockholders' Equity

        On June 14, 2000, the Company closed its initial public offering of 18,750,000 shares of common stock; and on July 3, 2000, the underwriters exercised their overallotment option and purchased

1,675,717 shares of common stock. These shares were offered at $13.00 per share. On November 3, 2000, the Company completed an offering of 18,000,000 shares of its common stock at an offering price of $28.1875. Of these shares, 8,000,000 shares were sold by affiliates of FL & Co. and other shareholders. On October 15, 2001, the Company completed another offering of its common stock concurrent with its notes offering at an offering price of $26.80. The net proceeds to the Company from the 2001 and 2000 common stock offerings were $306.1 million and $514.5 million, respectively, in the aggregate and were used to repay long-term debt.

        Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of Preferred Stock. Each of the aforementioned classes of capital stock has a par value of $.01 per share. Shares of Preferred Stock, none of which are outstanding as of December 31, 2001, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

        Common shares held by employees that were acquired directly from the Company are the subject of a stockholder's agreement under which each share, until vested, is subject to repurchase upon termination of employment. Shares vest, on a cumulative basis, each year at a rate of 20% of the total shares issued beginning after the first anniversary date of the purchase. Further, under the stockholder's agreement, shares of common stock held by stockholders other than FL & Co. will only be transferable together with shares transferred by FL & Co. until FL & Co.'s ownership falls below 25%.

        During 1997, the Company granted options to purchase 191,614 shares of common stock to non-employee directors at an exercise price of $8.96 per share. These options are fully vested and expire ten years from the date of grant. As of December 31, 2001, 153,158 non-employee director options to purchase common stock were exercisable with a weighted average remaining contractual life of 5.5 years.

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

        In April 2000, the Board of Directors approved the 2000 Stock Option and Award Plan (the "2000 Plan"). The 2000 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code as well as stock options which do not so qualify, stock appreciation rights, restricted stock, performance units and performance shares, phantom stock awards and share awards. Persons eligible to receive grants under the 2000 Plan include the Company's directors, officers, employees and consultants. Options to purchase 4,562,791 shares of common stock are authorized under the 2000 Plan. All options granted pursuant to the 2000 Plan are generally exercisable each year on a cumulative basis at a rate of 33 1/3% of the total number of common shares covered by the option beginning on the first anniversary of the date of grant and expiring ten years from the date of grant. As of December 31, 2001, a total of 4,167,400 options have been granted under the 2000 Plan and 521,229 shares of unissued common stock remain reserved for future grants under the 2000 Plan.

        The options granted are "nonqualified" for tax purposes. For financial reporting purposes, the exercise price of certain option grants under the 1996 plan were considered to be below the fair value of the stock at the time of grant. The fair value of those grants was determined based on an appraisal conducted by an independent appraisal firm as of the relevant date. The aggregate differences between fair value and the exercise price is being charged to compensation expense over the relevant vesting periods. Such expense aggregated $44,000, $74,000 and $83,000 in 2001, 2000 and 1999, respectively. Options granted under the 2000 Plan were granted to employees at the fair value of the related stock.

        A summary of the number of shares of common stock issuable upon the exercise of options under the Company's 1996 Plan and 2000 Plan for fiscal 2001, 2000 and 1999 and changes during those years is presented below:

	Shares	Price Range	Weighted Average Price
Balance at December 31, 1998	610,773	$6.99	$6.99
Granted	90,376	6.99	6.99
Exercised	—	—	—
Forfeited or canceled	(150,907)	6.99	6.99

Balance at December 31, 1999	550,242	$6.99	$6.99
Granted	3,943,000	13.00-31.70	13.69
Exercised	(78,284)	6.99	6.99
Forfeited or canceled	(83,927)	6.99-20.06	9.40

Balance at December 31, 2000	4,331,031	$6.99-31.70	$13.05
Granted	224,400	23.00-29.39	24.85
Exercised	(218,277)	6.99-20.06	12.79
Forfeited or canceled	(138,498)	6.99-31.70	13.60

Balance at December 31, 2001	4,198,656	$6.99-31.70	$13.74

        The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.99	362,791	5.9 years	$6.99	219,327	$6.99
$13.00 - 31.70	3,835,865	8.5 years	$14.38	1,076,488	$13.81

        Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of each option granted during 2001, 2000 and 1999 were $8.46, $6.11 and $5.10, respectively. In 2001 and 2000, the exercise price of options granted was the same as the fair value of the related stock. In 1999, the exercise price of options granted was less than the fair value of the related stock. The following weighted-average assumptions were used for grants in fiscal 2001, 2000 and 1999: risk-free interest rate of 3.71%, 6.46% and 5.49%; expected volatility of the Company's common stock based on peer companies in the healthcare industry of 57%, 58% and 45%, respectively; no dividend yields; and weighted-average expected life of the options of 2 years in 2001 and 3 years for 2000 and 1999.

        Had the fair value of the options granted been recognized as compensation expense on a straight-line basis over the vesting period of the grant, the Company's net income (loss) and income (loss) per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

	2001	2000	1999
Pro forma net income (loss)	$40,251	$6,907	$(17,010)
Pro forma net income (loss) per share:
Basic	$0.46	$0.10	$(0.31)
Diluted	$0.45	$0.10	$(0.31)

9. Earnings Per Share

        The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except share data):

	Year Ended December 31,
	2001	2000	1999
Numerator:
Income (loss) before extraordinary item	$48,551	$9,569	$(16,789)
Loss from early extinguishment of debt, net of tax	3,808	—	—

Net income (loss) available to common—basic and diluted	$44,743	$9,569	$(16,789)

Demonimator:
Weighted-average number of shares outstanding—basic	88,382,443	67,610,399	54,545,030
Effect of dilutive securities:
Non-employee director options	65,245	54,885	—
Unvested common shares	490,158	802,471	—
Employee options	1,313,582	719,436	—

Weighted-average number of shares outstanding—diluted	90,251,428	69,187,191	54,545,030

Dilutive securities outstanding not included in the computation of earnings (loss) per share because their effect is antidilutive:
Non-employee director options	—	—	191,614
Unvested common shares	—	—	1,031,734
Employee options	179,100	—	550,242
Convertible notes	8,582,076	—	—

10. Extraordinary Item

        During 2001, the Company incurred an extraordinary charge of $6.2 million ($3.8 million, net of tax) or $0.04 per diluted share related to the write-off of deferred financing costs in connection with the early repayment of subordinated debentures.

11. Commitments and Contingencies

        Construction Commitments.    As of December 31, 2001, the Company has obligations under certain hospital purchase agreements to construct four hospitals through 2004 with an aggregate estimated construction cost, including equipment, of approximately $120 million. Of this amount, approximately $37 million has been expended through December 31, 2001. The Company expects to spend an additional $32 to $35 million in replacement hospitals construction and equipment costs during 2002.

        Professional Liability Risks.    Substantially all of the Company's professional and general liability risks are subject to a $0.5 million per occurrence deductible. The Company's insurance is underwritten on a "claims-made basis." The Company accrues an estimated liability for its uninsured exposure and self-insured retention based on historical loss patterns and actuarial projections. The Company's estimated liability for the self-insured portion of professional and general liability claims was $13.8 million and $16.6 million as of December 31, 2001 and 2000, respectively. These estimated liabilities represent the present value of estimated future professional liability claims payments based on expected loss patterns using a weighted-average discount rate of 3.85% and 5.77% in 2001 and 2000, respectively. The weighted-average discount rate is based on an estimate of the risk-free interest rate for the duration of the expected claim payments. The estimated undiscounted claims liability was $16.7 million and $19.5 million as of December 31, 2001 and 2000, respectively. The effect of discounting professional and general liability claims was to increase expense by $0.9 million in 2001 and by $0.3 million in 2000.

        Compliance Settlement and Year 2000 Remediation Costs.    In 1997, the Company initiated a voluntary review of its inpatient medical records in order to determine the extent it may have had coding inaccuracies under certain government programs. At December 31, 1998, an estimate of the costs of these coding inaccuracies settlement was accrued based on information available and additional costs were accrued at December 31, 1999. In March 2000, the Company reached a settlement with appropriate governmental agencies pursuant to which the Company paid approximately $31.8 million to settle potential liabilities related to coding inaccuracies occurring from October 1993 through September 1997. Year 2000 remediation costs totaled $3.3 million for 1999.

        Legal Matters.    The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated financial position, cash flows or results of operations.

12. Related Party Transactions

        Notes receivable for common shares held by employees, as disclosed on the consolidated balance sheets, represent the outstanding balance of notes accepted by the Company as partial payment for the purchase of the common shares from senior management employees. These notes bear interest at 6.84%, are full recourse promissory notes and are secured by the shares to which they relate. Each of the full recourse promissory notes mature on the fifth anniversary date of the note, with accelerated maturities in case of employee termination, Company stock repurchases, or stockholder's sale of common stock. Employees have fully paid for purchases of common stock by cash or by a combination of cash and full recourse promissory notes. Subsequent to December 31, 2001, these notes have been fully repaid.

        The Company purchased marketing services and materials at a cost of $207,573 and $239,400 in 2001 and 2000, respectively, from a company owned by the spouse of one of the Company's officers.

13. Subsequent Events

        Effective January 1, 2002, the Company acquired Gateway Regional Medical center, a 386-bed acute care hospital located in Granite City, Illinois and effective March 1, 2002, the Company acquired Helena Regional Medical Center, a 155-bed acute care hospital located in Helena, Arkansas. The aggregate consideration for the two hospitals totaled approximately $70 million. On November 1, 2001, the Company signed a definitive agreement to acquire The Memorial Hospital of Salem Co., a 122-bed acute care hospital located in Salem, New Jersey. This transaction is subject to final due diligence and state regulatory approvals and licensing. If completed, this transaction is expected to close during the second quarter of 2002.

14. Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th	Total
	(In Thousands, Except Share and Per Share Data)
Year ended December 31, 2001:
Net operating revenues	$398,645	$400,909	$416,569	$477,502	$1,693,625
Income before extraordinary item and taxes	21,188	19,548	19,854	33,905	94,495
Income before extraordinary item	10,848	9,651	10,041	18,011	48,551
Income per share before extraordinary item:
Basic	0.13	0.11	0.12	0.19	0.55
Diluted	0.12	0.11	0.11	0.18	0.54
Net income	10,848	9,651	10,041	14,203	44,743
Net income per share:
Basic	0.13	0.11	0.12	0.15	0.51
Diluted	0.12	0.11	0.11	0.15	0.50
Weighted average number of shares:
Basic	85,528,371	85,713,343	85,944,773	96,147,143	88,382,443
Diluted	87,576,420	87,517,797	87,833,430	97,881,593	90,251,428
Year ended December 31, 2000:
Net operating revenues	$308,651	$317,136	$342,447	$369,267	$1,337,501
Income before taxes	4,850	3,413	5,163	14,316	27,742
Net income	921	178	1,258	7,212	9,569
Net income per share:
Basic	0.02	—	0.02	0.09	0.14
Diluted	0.02	—	0.02	0.09	0.14
Weighted average number of shares:
Basic	54,634,285	58,175,050	75,120,860	81,717,585	67,610,399
Diluted	55,838,214	59,310,601	77,193,350	84,067,319	69,187,191

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this Item is incorporated herein by reference to the Company's proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on May 21, 2002 under "Election of Directors," no later than 120 days after the end of the year of the Company's fiscal year.

Item 11. Executive Compensation

        The information required by this Item is incorporated herein by reference to the Company's proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 21, 2002 under "Executive Compensation," no later than 120 days after the end of the Company's fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item is incorporated herein by reference to the Company's proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on May 21, 2002 under "Security Ownership of Certain Beneficial Owners and Management," no later than 120 days after the end of the Company's fiscal year.

Item 13. Certain Relationships and Related Transactions

        The information required by this Item is incorporated herein by reference to the Company's proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of Stockholders of the Company to be held on May 21, 2002 under "Certain Transactions," scheduled no later than 120 days after the end of the Company's fiscal year.

PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Item 14(a)(1), 14(a)(2) and 14(d):

        The following financial statement schedule is filed as part of this Report at page 64 hereof:

        Schedule II—Valuation and Qualifying Accounts

        All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 14(a)(3) and 14(c):

        The following exhibits are filed with this Report.

No.	Description
2.1	Agreement and Plan of Merger between the Registrant, FLCH Acquisition Corp. and Community Health Systems, Inc., dated on June 9, 1996 (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
3.2	Form of Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
4.2	Form of Indenture, dated as of October 15, 2001 between the Registrant and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form Ñ S-1 (No. 333-69064))
10.1	Form of outside director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.2	Form of Stockholder's Agreement between the Registrant and outside directors (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.3	Form of Employee Stockholder's Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.4	The Registrant's Employee Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.5	The Registrant's 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.6	Form of Stockholder's Agreement between the Registrant and employees (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.7	Registration Rights Agreement, dated July 9, 1996, among the Registrant, FLCH Acquisition Corp., Forstmann Little & Co. Equity Partnership V, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership VI, L.P. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.8	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.9	Amended and Restated Credit Agreement, dated as of March 26, 1999, among Community Health Systems, Inc., the Registrant, certain lenders, The Chase Manhattan Bank, as Administrative Agent, and Nationsbank, N.A. and The Bank of Nova Scotia, as Co-Agents (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.10	First Amendment, dated February 24, 2000, to the Amended and Restated Credit Agreement, dated as of March 26, 1999, among Community Health Systems, Inc., the Registrant, certain lenders, The Chase Manhattan Bank, as Administrative Agent, and Nationsbank, N.A. and The Bank of Nova Scotia, as Co-Agents (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 333-31790))

10.11	Second Amendment, dated as of October 13, 2000, to the Amended and Restated Credit Agreement, dated as of March 26, 1999, among Community Health Systems, Inc. (now known as CHS/Community Health Systems, Inc.), the Registrant, certain lenders, The Chase Manhattan Bank, as Administrative Agent, and Nationsbank, N.A. and The Bank of Nova Scotia, as Co-Agents. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.12	Third Amendment, dated as of July 19, 2001, to the Amended and Restated Credit Agreement, dated as of March 26, 1999, among Community Health Systems, Inc. (now known as CHS/Community Health Systems, Inc.), the Registrant, certain lenders, The Chase Manhattan Bank, as Administrative Agent, and Nationsbank, N.A. and The Bank of Nova Scotia, as Co-Agents. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.13	Fourth Amendment, dated as of September 13, 2001, to the Amended and Restated Credit Agreement, dated as of March 26, 1999, among Community Health Systems, Inc. (now known as CHS/Community Health Systems, Inc.), the Registrant, certain lenders, The Chase Manhattan Bank, as Administrative Agent, and Nationsbank, N.A. and The Bank of Nova Scotia, as Co-Agents. (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (No. 333-69064))
10.14	Form of Management Rights Letter between Registrant and the partnerships affiliated with Forstmann Little & Co. (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.15	Corporate Compliance Agreement between the Office of Inspector General of the Department of Health and Human Services and the Registrant (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.16	Tenet BuyPower Purchasing Assistance Agreement, dated June 13, 1997, between Community Health Systems, Inc. and Tenet HealthSystem Inc., Addendum, dated September 19, 1997 and First Amendment, dated March 15, 2000 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.17	The Registrant's 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.18	Settlement Agreement between the United States of America, the states of Illinois, New Mexico, South Carolina, Tennessee, Texas, West Virginia and the Registrant (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (No. 333-31790))
21	List of subsidiaries*
23.1	Consent of Deloitte & Touche LLP*

*
Filed herewith.

Item 14(b):

        Form 8-K, dated October 24, 2001, in connection with our press release related to third quarter 2001 operating results.

SIGNATURES

        Pursuant to the requirements section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY HEALTH SYSTEMS, INC.
By:	/s/ WAYNE T. SMITH Wayne T. Smith Chariman of the Board President and Chief Executive Officer March 27, 2002

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ WAYNE T. SMITH Wayne T. Smith	President and Chief Executive Officer and Director (principal executive officer)	March 27, 2002
/s/ W. LARRY CASH W. Larry Cash	Executive Vice President and Chief Financial Officer (principal financial officer)	March 27, 2002
/s/ T. MARK BUFORD T. Mark Buford	Vice President and Corporate Controller (principal accounting officer)	March 27, 2002
/s/ SHEILA P. BURKE Sheila P. Burke	Director	March 27, 2002
/s/ ROBERT J. DOLE Robert J. Dole	Director	March 27, 2002
/s/ J. ANTHONY FORSTMANN J. Anthony Forstmann	Director	March 27, 2002
/s/ THEODORE J. FORSTMANN Theodore J. Forstmann	Director	March 27, 2002
/s/ DALE F. FREY Dale F. Frey	Director	March 27, 2002
/s/ SANDRA J. HORBACH Sandra J. Horbach	Director	March 27, 2002
/s/ THOMAS H. LISTER Thomas H. Lister	Director	March 27, 2002
/s/ MICHAEL A. MILES Michael A. Miles	Director	March 27, 2002
/s/ DR. HARVEY KLEIN Dr. Harvey Klein	Director	March 27, 2002

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Brentwood, Tennessee

        We have audited the consolidated financial statements of Community Health Systems, Inc. and subsidiaries as of December 31, 2001 and 2000, and for each of the three years in the period ended December 31, 2001, and have issued our report thereon dated February 18, 2002 (included elsewhere in this Annual Report). Our audits also included the consolidated financial statement schedule listed in Item 14 of this Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Corporation's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Nashville, Tennessee
February 18, 2002

Community Health Systems, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs	Balance at End of Year
Year ended December 31, 2001 allowance for doubtful accounts	$52,935	$156,226	$(145,281)	$63,880
Year ended December 31, 2000 allowance for doubtful accounts	34,499	122,303	(103,867)	52,935
Year ended December 31, 1999 allowance for doubtful accounts	28,771	95,149	(89,421)	34,499

Exhibit Index

No.	Description
2.1	Agreement and Plan of Merger between the Registrant, FLCH Acquisition Corp. and Community Health Systems, Inc., dated on June 9, 1996 (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
3.2	Form of Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
4.2	Form of Indenture, dated as of October 15, 2001 between the Registrant and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 333-69064))
10.1	Form of outside director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.2	Form of Stockholder's Agreement between the Registrant and outside directors (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.3	Form of Employee Stockholder's Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.4	The Registrant's Employee Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.5	The Registrant's 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.6	Form of Stockholder's Agreement between the Registrant and employees (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.7	Registration Rights Agreement, dated July 9, 1996, among the Registrant, FLCH Acquisition Corp., Forstmann Little & Co. Equity Partnership V, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership VI, L.P. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.8	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.9	Amended and Restated Credit Agreement, dated as of March 26, 1999, among Community Health Systems, Inc., the Registrant, certain lenders, The Chase Manhattan Bank, as Administrative Agent, and Nationsbank, N.A. and The Bank of Nova Scotia, as Co-Agents (incorporated by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.10	First Amendment, dated February 24, 2000, to the Amended and Restated Credit Agreement, dated as of March 26, 1999, among Community Health Systems, Inc., the Registrant, certain lenders, The Chase Manhattan Bank, as Administrative Agent, and Nationsbank, N.A. and The Bank of Nova Scotia, as Co-Agents (incorporated by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 (No. 333-31790))

10.11	Second Amendment, dated as of October 13, 2000, to the Amended and Restated Credit Agreement, dated as of March 26, 1999, among Community Health Systems, Inc. (now known as CHS/Community Health Systems, Inc.), the Registrant, certain lenders, The Chase Manhattan Bank, as Administrative Agent, and Nationsbank, N.A. and The Bank of Nova Scotia, as Co-Agents. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.12	Third Amendment, dated as of July 19, 2001, to the Amended and Restated Credit Agreement, dated as of March 26, 1999, among Community Health Systems, Inc. (now known as CHS/Community Health Systems, Inc.), the Registrant, certain lenders, The Chase Manhattan Bank, as Administrative Agent, and Nationsbank, N.A. and The Bank of Nova Scotia, as Co-Agents. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2001)
10.13	Fourth Amendment, dated as of September 13, 2001, to the Amended and Restated Credit Agreement, dated as of March 26, 1999, among Community Health Systems, Inc. (now known as CHS/Community Health Systems, Inc.), the Registrant, certain lenders, The Chase Manhattan Bank, as Administrative Agent, and Nationsbank, N.A. and The Bank of Nova Scotia, as Co-Agents. (incorporated by reference to Exhibit 10.13 to the Registrant's Registration Statement on Form S-1 (No. 333-69064))
10.14	Form of Management Rights Letter between Registrant and the partnerships affiliated with Forstmann Little & Co. (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.15	Corporate Compliance Agreement between the Office of Inspector General of the Department of Health and Human Services and the Registrant (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.16	Tenet BuyPower Purchasing Assistance Agreement, dated June 13, 1997, between Community Health Systems, Inc. and Tenet HealthSystem Inc., Addendum, dated September 19, 1997 and First Amendment, dated March 15, 2000 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.17	The Registrant's 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.18	Settlement Agreement between the United States of America, the states of Illinois, New Mexico, South Carolina, Tennessee, Texas, West Virginia and the Registrant (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (No. 333-31790))
21	List of subsidiaries*
23.1	Consent of Deloitte & Touche LLP*

            *  Filed herewith.