Form 10-Q
period 2002-03-31
COMMUNITY HEALTH SYSTEMS INC/
filed 2002-05-13
CIK 1108109

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

Commission file number 001-15925

COMMUNITY HEALTH SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3893191 (I.R.S. Employer Identification Number)
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

        As of May 9, 2002, there were outstanding 98,499,072 shares of the Registrant's Common Stock, $.01 par value.

Community Health Systems, Inc.
Form 10-Q
For the Quarter Ended March 31, 2002

PART I    FINANCIAL INFORMATION

Item 1.    Financial Statements

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$23,698	$8,386
Patients accounts receivable, net	408,837	370,052
Supplies	49,996	47,466
Prepaid expenses and income taxes	17,113	14,846
Current deferred income taxes	33,411	33,411
Other current assets	22,220	20,398

Total current assets	555,275	494,559

Property and equipment	1,142,021	1,066,959
Less accumulated depreciation and amortization	(220,886)	(200,425)

Property and equipment, net	921,135	866,534

Goodwill, net	1,013,377	1,000,918

Other Assets, net	104,274	98,653

Total assets	$2,594,061	$2,460,664

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$88,090	$58,691
Accounts payable	102,625	91,096
Current income taxes payable	21,217	2,325
Accrued interest	10,299	6,681
Accrued liabilities	153,836	140,779

Total current liabilities	376,067	299,572

Long-term debt	1,008,867	980,083

Deferred income taxes	44,675	44,675

Other long-term liabilities	20,723	20,669

Stockholders' equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 99,455,289 shares issued and 98,479,740 shares outstanding at March 31, 2002 and 99,444,998 shares issued and 98,469,449 shares outstanding at December 31, 2001, respectively	994	994
Additional paid-in capital	1,311,964	1,311,891
Treasury stock, at cost, 975,549 shares at March 31, 2002 and December 31, 2001, respectively	(6,678)	(6,678)
Notes receivable for common stock	—	(211)
Unearned stock compensation	(41)	(41)
Accumulated other comprehensive income	1,354	750
Accumulated deficit	(163,864)	(191,040)

Total stockholders' equity	1,143,729	1,115,665

Total liabilities and stockholders' equity	$2,594,061	$2,460,664

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Net operating revenues	$533,519	$398,645

Operating costs and expenses:
Salaries and benefits	217,164	153,734
Provision for bad debts	49,897	36,973
Supplies	64,000	46,759
Other operating expenses	97,909	74,090
Rent	12,149	9,841
Depreciation and amortization	28,484	21,461
Amortization of goodwill	—	7,046
Minority interests in earnings	761	—

Total operating costs and expenses	470,364	349,904

Income from operations	63,155	48,741
Interest expense, net	16,729	27,553

Income before income taxes	46,426	21,188
Provision for income taxes	19,250	10,340

Net income	$27,176	$10,848

Net income per common share:
Basic	$0.28	$0.13

Diluted	$0.27	$0.12

Weighted-average number of shares outstanding:
Basic	98,111,557	85,528,371

Diluted	108,171,728	87,576,420

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2002	2001
Cash flows from operating activities
Net income	$27,176	$10,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,484	28,507
Minority interest in earnings	761	—
Stock compensation expense	—	11
Other non-cash expenses, net	519	2,828
Changes in operating assets and liabilities, net of effects of acquistions:
Patient accounts receivable	(27,683)	(3,290)
Supplies, prepaid expenses and other current assets	(3,438)	2,976
Accounts payable, accrued liabilities and income taxes	30,304	(5,357)
Other	(7,264)	(4,968)

Net cash provided by operating activities	48,859	31,555

Cash flows from investing activities
Acquistions of facilities	(56,106)	—
Purchases of property and equipment	(18,411)	(18,577)
Proceeds from sale of equipment	12	53
Increase in other assets	(7,167)	(6,205)

Net cash used in investing activities	(81,672)	(24,729)

Cash flows from financing activities
Issuance (repurchase) of common stock, net	49	(82)
Borrowings under credit agreement	56,890	20,000
Repayments of long-term indebtedness	(8,814)	(17,268)

Net cash provided by financing activities	48,125	2,650

Net change in cash and cash equivalents	15,312	9,476
Cash and cash equivalents at beginning of period	8,386	13,740

Cash and cash equivalents at end of period	$23,698	$23,216

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the "Company") as of and for the three months ended March 31, 2002 and March 31, 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2002.

        Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2001 contained in the Company's Annual Report on Form 10-K.

2.    USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from the estimates.

3.    NET INCOME PER SHARE

        The following table sets forth the computation of basic and diluted net income per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2002	2001
Numerator:
Net income	$27,176	$10,848
Convertible notes interest, net of taxes	2,189	—

Adjusted Net Income	$29,365	$10,848

Denominator:
Weighted-average number of shares outstanding—basic	98,111,557	85,528,371
Effect of dilutive securities:
Employee stock options	1,478,095	2,048,049
Convertible notes	8,582,076	—

Weighted-average number of shares—diluted	108,171,728	87,576,420

Basic net income per share	$0.28	$0.13

Diluted net income per share	$0.27	$0.12

4.    RECENT ACCOUNTING PRONOUNCEMENTS

        Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and effective January 1, 2002, adopted SFAS No. 142,

"Goodwill and Other Intangible Assets," related to the non-amortization of goodwill. No impairment write-down occurred from the adoption of SFAS No. 142. The effect on net earnings of the adoption of SFAS No. 142 caused a favorable increase of $0.06 per share (diluted) for the quarter ended March 31, 2002.

        The following table sets forth a reconciliation of net income and net income per share, assuming that SFAS No. 142 was applied during both periods presented.

	Three Months Ended March 31,
	2002	2001
Net income:
As reported	$27,176	$10,848
Goodwill amortization, net of tax	—	6,158

As adjusted	$27,176	$17,006

Net income per share—basic:
As reported	$0.28	$0.13
Goodwill amortization, net of tax	—	0.07

As adjusted	$0.28	$0.20

Net income per share—diluted:
As reported	$0.27	$0.12
Goodwill amortization, net of tax	—	0.07

As adjusted	$0.27	$0.19

        SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001 by the Financial Accounting Standards Board ("FASB") and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated retirement costs. This Statement applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We are currently assessing the impact of this new standard.

        On August 1, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51 "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions are generally to be applied prospectively. There was no impact on our results of operations from the adoption of this standard.

Item 2.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included herein.

Acquisitions

        During the quarter ended March 31, 2002, we acquired, through separate purchase transactions, most of the assets, including working capital, of two hospitals. The consideration for the two hospitals totaled $68 million of which $54 million was paid in cash and $14 million was assumed in liabilities. Both hospitals were acquired from local non-profit organizations. One of the acquisitions includes a lease of the primary facility from a governmental entity. We prepaid the related lease obligation and have included the prepayment as part of the total consideration.

Sources of Revenue

        Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. Approximately 45% and 46% of net operating revenues for the three month periods ended March 31, 2002 and March 31, 2001, respectively, are related to services rendered to patients covered by the Medicare and Medicaid programs. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in the periods that such adjustments become known. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the three month periods ended March 31, 2002 and 2001.

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

        The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended March 31,
	2002	2001
	(expressed as a percentage of net operating revenues)
Net operating revenues	100.0	100.0
Operating expenses(a)	(82.7)	(80.6)

EBITDA(b)	17.3	19.4
Depreciation and amortization	(5.4)	(5.4)
Amortization of goodwill	—	(1.8)
Minority interest in earnings	(0.1)	—

Income from operations	11.8	12.2
Interest, net	(3.1)	(6.9)

Income before income taxes	8.7	5.3
Provision for income taxes	(3.6)	(2.6)

Net income	5.1	2.7

Three Months Ended March 31, 2002
(expressed in percentages)
Percentage increase from same period prior year:
Net operating revenues	33.8
Admissions	24.8
Adjusted admissions(c)	26.5
Average length of stay	0.0
EBITDA(b)	19.6
Same-hospitals percentage increase from same period prior year(d):
Net operating revenues	9.5
Admissions	3.1
Adjusted admissions(c)	4.4
EBITDA(b)	12.5

(a)
Operating expenses include salaries and benefits, provision for bad debts, supplies, rent, and other operating expenses, and exclude the items that are excluded for purposes of determining EBITDA as discussed in Footnote (b) below.
(b)
EBITDA consists of income before extraordinary items, interest, income taxes, depreciation and amortization, amortization of goodwill and minority interest in earnings. EBITDA should not be considered a measure of financial performance under generally accepted accounting principles. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a key measure used by management to evaluate our operations and provide useful information to investors. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.
(c)
Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(d)
Includes acquired hospitals to the extent we operated them during comparable periods in both years.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

        Net operating revenues increased by 33.8% to $533.5 million for the three months ended March 31, 2002 from $398.6 million for the three months ended March 31, 2001. Of the $134.9 million increase in net operating revenues, the seven hospitals we acquired in 2002 and 2001, which are not yet included in same store revenues, contributed approximately $97.1 million, and hospitals we owned throughout both periods contributed $37.8 million, an increase of 9.5%. The increase from hospitals owned throughout both periods was attributable primarily to volume increases, rate increases and an increase in government reimbursement including additional reimbursement from the Benefit Improvement and Protection Act of 2000.

        Inpatient admissions increased by 24.8%. Adjusted admissions increased by 26.5%. Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues. Average length of stay remained unchanged. On a same-hospital basis, inpatient admissions increased by 3.1% and adjusted admissions increased by 4.4%. The increase in same-hospital inpatient admissions and adjusted admissions was due primarily to an increase in services offered, an increase in physician relationship development efforts and the addition of physicians through our focused recruitment program. On a same-hospital basis, net outpatient revenues increased 9.0%.

        Operating expenses, as a percentage of net operating revenues, increased from 80.6% for the three months ended March 31, 2001 to 82.7% for the three months ended March 31, 2002. Salaries and benefits, as a percentage of net operating revenues, increased from 38.6% for the three months ended March 31, 2001 to 40.7% for the three months ended March 31, 2002, primarily as a result of the acquisitions in 2001 and 2002 having higher salaries and benefits as a percentage of net operating revenues for which reductions have not yet been realized, offset by improvements at hospitals owned throughout both periods. Provision for bad debts, as a percentage of net revenues, increased from 9.3% for the three months ended March 31, 2001 to 9.4% for the three months ended March 31, 2002. Supplies, as a percentage of net operating revenues, increased from 11.7% for the three months ended March 31, 2001 to 12.0% for the three months ended March 31, 2002, primarily as a result of higher supplies costs related to recent acquisitions, offset by improvements at hospitals owned throughout both periods. Rent and other operating expenses, as a percentage of net operating revenues, decreased from 21.0% for the three months ended March 31, 2001 to 20.6% for the three months ended March 31, 2002. These fluctuations have led to EBITDA margins decreasing from 19.4% for the three months ended March 31, 2001 to 17.3% for the three months ended March 31, 2002, attributed primarily to lower initial margins at hospitals owned less than one year.

        On a same-hospital basis, operating expenses as a percentage of net operating revenues decreased from 80.7% for the three months ended March 31, 2001 to 80.2% for the three months ended March 31, 2002, resulting in an increase in our same-hospital EBITDA margin from 19.3% for the three months ended March 31, 2001 to 19.8% for the three months ended March 31, 2002. We achieved this reduction through efficiency and productivity gains in payroll, and reductions in supplies expense and other operating expenses, offset by an increase in bad debt expense.

        Depreciation and amortization increased by $7.0 million from $21.5 million for the three months ended March 31, 2001 to $28.5 million for the three months ended March 31, 2002. The five hospitals acquired in 2001 and two hospitals acquired in 2002 accounted for $2.7 million of the increase, facility renovations and purchases of equipment, information systems upgrades, and other deferred items accounted for the remaining $4.3 million.

        As a result of the adoption of SFAS No. 142, goodwill is no longer amortized. Amortization of goodwill for the three months ended March 31, 2001 was $7.0 million.

        Interest, net decreased by $10.9 million from $27.6 million for the three months ended March 31, 2001 to $16.7 million for the three months ended March 31, 2002. The decrease in interest rates during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 accounted for $8.5 million of the decrease. The decrease in average debt balance during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001 accounted for $2.4 million of the decrease. The net decrease in average debt balance is the result of debt repayments from proceeds raised from the concurrent common stock and convertible debt offerings in the fourth quarter of 2001, which repayments more than offset additional sums borrowed to finance hospital acquisitions since the end of the first quarter of 2001.

        Income before income taxes increased from $21.2 million for the three months ended March 31, 2001 to $46.4 million for the three months ended March 31, 2002 primarily as a result the continuing execution of our operating strategy, increased volumes at hospitals owned during both periods, results from hospitals acquired during 2001 and 2002 and $7.0 million impact from the newly adopted accounting policy SFAS No. 142.

        Provision for income taxes increased from $10.3 million for the three months ended March 31, 2001 to $19.3 million for the three months ended March 31, 2002 as a result of the increase in pre-tax income.

        Net income was $27.2 million for the three months ended March 31, 2002 compared to net income of $10.8 million for the three months ended March 31, 2001. The adoption of SFAS No. 142 caused a favorable increase of $0.06 per share (diluted) for the quarter ended March 31, 2002. On a pro forma basis, had SFAS No. 142 been adopted as of January 1, 2001, net income for the quarter ended March 31, 2001 would have been $17.0 million or $0.19 per share (diluted), representing a $0.07 increase based on the smaller number of shares outstanding in that period.

Liquidity and Capital Resources

        Net cash provided by operating activities increased $17.3 million to $48.9 million for the three months ended March 31, 2002 from $31.6 million for the three months ended March 31, 2001. This increase represents an increase in net income of $16.3 million, a decrease in non-cash expenses of $1.6 million and an increase of cash from working capital of $2.6 million when comparing the three month periods ended March 31, 2002 and 2001. The use of cash from investing activities increased from $24.8 million for the three months ended March 31, 2001 to $81.7 million for the three months ended March 31, 2002. Of this increase, $56.1 resulted from the acquisition activity during the three months ended March 31, 2002. Net cash provided by financing activities increased $45.4 million during the comparable periods primarily as a result of borrowing for the current period acquisitions and a reduction in debt repayments during the three months ended March 31, 2002 as compared to the three months ended March 31, 2001.

Capital Expenditures

        Cash expenditures for purchases of facilities were $56.1 million for the quarter ended March 31, 2002 and $0 for the quarter ended March 31, 2001. The expenditures during the quarter ended March 31, 2002 include $54.2 million for the two hospitals acquired and $1.9 million for information systems and other equipment to integrate recently acquired hospitals.

        Excluding the cost to construct replacement hospitals and capital leases, our capital expenditures for the quarter ended March 31, 2002 totaled $14.4 million compared to $13.8 million for the quarter ended March 31, 2001. Costs to construct replacement hospitals totaled $8.0 million, including $4.0 million of capital leases related to the construction projects during the quarter ended March 31, 2002 and $4.8 million for the quarter ended March 31, 2001. We also entered into $3.0 million of other capital leases during the quarter ended March 31, 2002, unrelated to construction of replacement hospitals.

        Pursuant to hospital purchase agreements in effect as of March 31, 2002, we are required to construct four replacement hospitals through 2005 with an aggregate estimated construction cost, including equipment, of approximately $120 million. Of this amount, a cumulative total of approximately $45 million has been expended through March 31, 2002. We expect total capital expenditures of approximately $102 to $110 million for the year ended December 31, 2002, including approximately $70 to $75 million for renovation and equipment purchases (which includes amounts pursuant to certain hospital purchase agreements) and approximately $35 million for construction of replacement hospitals.

Capital Resources

        Net working capital was $179.2 million at March 31, 2002 compared to $195.0 million at December 31, 2001. The $15.8 million decrease was attributable primarily to an increase in current maturities in long-term debt, an increase in accounts payable which is largely associated with the recent acquisitions and an increase in other liabilities, offset by an increase in cash and cash equivalents and an increase in accounts receivable consistent with the recent acquisitions and the increase in net revenues.

        In July 2001, we amended our credit agreement. Our amended credit agreement provides for $559 million in term debt with quarterly amortization and staggered maturities in 2002, 2003, 2004 and 2005. This agreement also provides for revolving facility debt for working capital of $200 million and for acquisitions of $252 million. This new amendment extends the maturity of approximately 80% of the revolver commitments to January 2, 2004. Borrowings under the facility bear interest at either Euro Dollar Rate or prime rate plus various applicable margins which are based upon a financial covenant ratio test. As of March 31, 2002, using amended rates, our weighted average interest rate under our credit agreement was 6.22%. As of March 31, 2002, we had availability to borrow an additional $166.0 million under the working capital revolving facility and an additional $93.0 million under the acquisition loan revolving facility.

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

        On November 20, 2001, we entered into three separate interest rate swap agreements, each for a notional amount of $100 million, to limit the effect of changes in interest rates on a portion of our long-term borrowings. Under the agreements, we pay interest quarterly at annualized fixed rates of 3.37%, 4.03% and 4.46%, for terms ending November 2003, 2004 and 2005, respectively. On the payment dates, we receive an offsetting variable rate of interest payments from the counterparty based on the threemonth London Inter-Bank Offer Rate ("LIBOR").

        We believe that internally generated cash flows and borrowings under our revolving credit facility and acquisition facility will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. If funds required for future acquisitions exceed existing sources of capital, we believe that favorable terms could be obtained if we were to increase or refinance our credit facilities or obtain additional capital by other means.

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

        Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

Third Party Reimbursement

        Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in the periods that such adjustments become known.

Allowance for Doubtful Accounts

        Accounts receivable are reduced by an allowance for amounts that could become uncollectable in the future. Substantially all of our receivables are related to providing healthcare services to our hospitals' patients. Our estimate for its allowance for doubtful accounts is based primarily on our historical collection experience for each type of payor. The allowance amount is computed by applying allowance percentages to amounts included in specific payor and aging categories of patient accounts receivable.

Goodwill and Other Intangibles

        Goodwill represents the excess of cost over the fair value of net assets acquired. Prior to January 1, 2002, goodwill arising from business combinations completed prior to July 1, 2001 was amortized on a straight-line basis ranging from 18 to 40 years; goodwill arising from business combinations completed after July 1, 2001 are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 and SFAS No. 142 and are not amortized. Effective Janaury 1, 2002 under the provisions of SFAS No. 142, goodwill is no longer amortized. Annually, as required by SFAS No. 142, we review our goodwill for possible impairment.

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

Recent Accounting Pronouncements

        Effective July 1, 2001, we adopted SFAS No. 141, "Business Combinations"; and effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." No impairment write-down occurred from the adoption of SFAS No. 142.

        SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001 by the FASB and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated retirement costs. This Statement applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We are currently assessing the impact of this new standard.

        On August 1, 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of," and the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. This Statement also amends ARB No. 51 "Consolidated Financial Statements," to eliminate the exception to consolidation for a subsidiary for which control is likely to be temporary. The provisions of this Statement are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions are generally to be applied prospectively. There was no impact on our results of operations from the adoption of this standard.

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

Item 3:    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to interest rate changes, primarily as a result of our credit agreement which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading "Liquidity and Capital Resources" in Item 2. We do not anticipate any material changes in our primary market risk exposures in Fiscal 2002. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so.

        A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1 million for the three months ended March 31, 2002.

PART II    OTHER INFORMATION

Item 1.    Legal Proceedings

        None

Item 2.    Changes in Securities and Use of Proceeds

        None

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits

    None

  (b)
  Reports on Form 8-K

    Form 8-K, dated February 20, 2002, was filed in connection with our press release related to fourth quarter 2001 and year ended December 31, 2001 operating results and disclosures in accordance with Regulation FD.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY HEALTH SYSTEMS, INC. (Registrant)
Date: May 13, 2002	By:	/s/ WAYNE T. SMITH Wayne T. Smith Chairman of the Board, President and Chief Executive Officer (principal executive officer)
	By:	/s/ W. LARRY CASH W. Larry Cash Executive Vice President and Chief Financial Officer (principal financial officer)
	By:	/s/ T. MARK BUFORD T. Mark Buford Vice President and Corporate Controller (principal accounting officer)

QuickLinks

  PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
  Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
  Item 3: Quantitative and Qualitative Disclosures about Market Risk
  PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K