Form 10-Q
period 2002-06-30
COMMUNITY HEALTH SYSTEMS INC/
filed 2002-08-08
CIK 1108109

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002
Commission file number 001-15925

COMMUNITY HEALTH SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3893191 (I.R.S. Employer Identification Number)

155 Franklin Road, Suite 400
Brentwood, Tennessee
(Address of principal executive offices)

37027
(Zip Code)

615-373-9600
(Registrant's telephone number)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes /x/    No / /

        As of August 5, 2002, there were outstanding 98,785,952 shares of the Registrant's Common Stock, $.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Quarter and Six Months Ended June 30, 2002

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$20,024	$8,386
Patients accounts receivable, net	375,842	360,852
Supplies	53,802	47,466
Prepaid expenses and income taxes	16,506	14,846
Current deferred income taxes	33,411	33,411
Other current assets	18,253	20,398

Total current assets	517,838	485,359

Property and equipment	1,178,222	1,066,959
Less: accumulated depreciation and amortization	(240,587)	(200,425)

Property and equipment, net	937,635	866,534

Goodwill, net	1,021,017	999,525

Other assets, net	101,777	100,046

Total assets	$2,578,267	$2,451,464

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$31,748	$58,691
Accounts payable	104,344	91,096
Current income taxes payable	23,394	2,325
Accrued interest	6,801	6,681
Accrued liabilities	144,277	131,579

Total current liabilities	310,564	290,372

Long-term debt	1,025,360	980,083

Other long-term liabilities	72,705	65,344

Stockholders' equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 99,760,501 shares issued and 98,784,952 shares outstanding at June 30, 2002; and 99,444,998 shares issued and 98,469,449 shares outstanding at December 31, 2001	998	994
Additional paid-in capital	1,317,352	1,311,891
Accumulated deficit	(139,623)	(191,040)
Treasury stock, at cost, 975,549 shares	(6,678)	(6,678)
Notes receivable for common stock	—	(211)
Unearned stock compensation	(28)	(41)
Accumulated other comprehensive (loss) income	(2,383)	750

Total stockholders' equity	1,169,638	1,115,665

Total liabilities and stockholders' equity	$2,578,267	$2,451,464

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Net operating revenues	$530,582	$400,909	$1,064,101	$799,554

Operating costs and expenses:
Salaries and benefits	214,215	156,047	431,379	309,781
Provision for bad debts	47,722	36,986	97,619	73,959
Supplies	61,905	46,129	125,905	92,888
Other operating expenses	105,745	78,071	203,654	152,161
Rent	13,475	9,846	25,624	19,687
Depreciation and amortization	28,951	21,633	57,435	43,094
Amortization of goodwill	—	7,028	—	14,074
Minority interest in earnings	755	—	1,516	—

Total operating costs and expenses	472,768	355,740	943,132	705,644

Income from operations	57,814	45,169	120,969	93,910
Interest expense, net	16,522	25,621	33,251	53,174

Income before income taxes	41,292	19,548	87,718	40,736
Provision for income taxes	17,051	9,897	36,301	20,237

Net income	$24,241	$9,651	$51,417	$20,499

Net income per common share:
Basic	$0.25	$0.11	$0.52	$0.24

Diluted	$0.24	$0.11	$0.52	$0.23

Weighted-average number of shares outstanding:
Basic	98,267,874	85,713,343	98,235,707	85,696,119

Diluted	99,843,632	87,517,797	108,299,133	87,554,317

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash flows from operating activities
Net income	$51,417	$20,499
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	57,435	57,168
Minority interest in earnings	1,516	—
Stock compensation expense	13	22
Other non-cash expenses, net	2,483	474
Changes in operating assets and liabilities, net of effects of acquistions and divestitures:
Patient accounts receivable	(4,365)	17,277
Supplies, prepaid expenses and other current assets	(2,026)	6,275
Accounts payable, accrued liabilities and income taxes	26,419	(8,323)
Other	2,863	2,353

Net cash provided by operating activities	135,755	95,745

Cash flows from investing activities
Acquisitions of facilities, pursuant to purchase agreements	(70,122)	(50,063)
Purchases of property and equipment	(50,892)	(39,056)
Proceeds from sale of equipment	114	53
Increase in other assets	(14,760)	(15,398)

Net cash used in investing activities	(135,660)	(104,464)

Cash flows from financing activities
Proceeds from issuance of common stock, net of expenses	3,900	—
Proceeds from exercise of stock options	1,463	2,289
Common stock purchased for treasury	—	(91)
Proceeds from minority investments	1,770	—
Redemption of minority investments	(571)	(217)
Distribution to minority investors	(217)	—
Borrowings under credit agreement	55,900	69,000
Repayments of long-term indebtedness	(50,702)	(40,262)

Net cash provided by financing activities	11,543	30,719

Net change in cash and cash equivalents	11,638	22,000
Cash and cash equivalents at beginning of period	8,386	13,740

Cash and cash equivalents at end of period	$20,024	$35,740

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the "Company") as of and for the three and six month periods ended June 30, 2002 and June 30, 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2002.

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

3.    ACQUISITIONS

        Effective June 30, 2002, the Company acquired through a purchase transaction, most of the assets including working capital of a hospital for consideration of approximately $10 million, of which $8 million was paid in cash and $2 million was assumed in liabilities. Licensed beds at the facility totaled 90. This hospital was acquired from a local non-profit organization.

        During the quarter ended March 31, 2002, we acquired through separate purchase transactions, most of the assets, including working capital, of two hospitals. The consideration for the two hospitals totaled $72 million, of which $57 million was paid in cash and $15 million was assumed in liabilities. Combined licensed beds at these facilities total 541. Both hospitals were acquired from local non-profit organizations. One of the acquisitions includes a long-term lease of the primary facility from a governmental entity. We prepaid the related lease obligation and have included the prepayment as part of the total consideration.

4.    RECENT ACCOUNTING PRONOUNCEMENTS

        Effective July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations," and effective January 1, 2002, adopted SFAS No. 142, "Goodwill and Other Intangible Assets," related to the non-amortization of goodwill. No impairment write-down occurred from the adoption of SFAS No. 142. The effect on net earnings of adopting SFAS No. 142 was a favorable increase of $0.06 per share (diluted) for the quarter ended June 30, 2002 and $0.12 per share for the six months ended June 30, 2002.

        The following table sets forth a reconciliation of net income and net income per share, assuming that SFAS No. 142 was applied during all periods presented.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(in thousands)
Net income:
As reported	$24,241	$9,651	$51,417	$20,499
Goodwill amortization, net of tax	—	6,147	—	12,305

As adjusted	$24,241	$15,798	$51,417	$32,804

Net income per share—basic:
As reported	$0.25	$0.11	$0.52	$0.24
Goodwill amortization, net of tax	—	0.07	—	0.14

As adjusted	$0.25	$0.18	$0.52	$0.38

Net income per share—diluted:
As reported	$0.24	$0.11	$0.52	$0.23
Goodwill amortization, net of tax	—	0.07	—	0.14

As adjusted	$0.24	$0.18	$0.52	$0.37

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

        In April, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 are effective for fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. We are currently assessing the impact of this new standard.

        In July, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. We do not anticipate the adoption of this standard to impact our results of operations.

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for the six months ended June 30, 2002, are as follows:

Total (in thousands)
Balance as of January 1, 2002	$999,525
Goodwill acquired as part of acquisitions during 2002	11,830
Consideration adjustments and finalization of purchase price allocations for acquisitions completed prior to 2002	9,662

Balance as of June 30, 2002	$1,021,017

        The Company completed the transitional goodwill impairment test as required by SFAS No. 142, using a measurement date of January 1, 2002. Based on the results of the transitional impairment test, the Company was not required to recognize an impairment of goodwill.

        As required by SFAS No. 142, intangible assets that do not meet the criteria for separate recognition must be reclassified and included as part of goodwill. As a result of our analysis, no reclassifications to goodwill were required as of January 1, 2002. The gross carrying amount of the Company's other intangible assets was $3.1 million as of June 30, 2002 and December 31, 2001, and the net carrying amount was $2.1 million and $2.3 million as of June 30, 2002 and December 31, 2001, respectively. Other intangible assets are included in Other assets, net on the Company's balance sheet.

        The weighted average amortization period for the intangible assets subject to amortization is approximately 12 years. There are no expected residual values related to these intangible assets. Amortization expense for intangible assets during the three and six months ended June 30, 2002 was $0.1 million. Amortization expense on intangible assets is estimated to be $0.1 million for the remainder of 2002, $0.3 million in fiscal 2003, $0.3 million in fiscal 2004, $0.2 million in fiscal 2005, $0.2 million in fiscal 2006, and $0.1 million in fiscal 2007.

6.    EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Numerator:
Net income	$24,241	$9,651	$51,417	$20,499
Convertible notes, interest, net of taxes	—	—	4,400	—

Adjusted net income	$24,241	$9,651	$55,817	$20,499

Denominator:
Weighted-average number of shares outstanding—basic	98,267,874	85,713,343	98,235,707	85,696,119
Effect of dilutive securities:
Employee stock options	1,575,758	1,804,454	1,481,350	1,858,198
Convertible notes	—	—	8,582,076	—

Weighted-average number of shares—diluted	99,843,632	87,517,797	108,299,133	87,554,317

Basic earnings per share	$0.25	$0.11	$0.52	$0.24

Diluted earnings per share	$0.24	$0.11	$0.52	$0.23

        Since the net income per share impact of the conversion of the convertible notes is less than the basic net income per share for the six months ended June 30, 2002, the convertible notes are dilutive and accordingly, must be included in the fully diluted calculation even though there is no actual change in the reported net income per share. The net income per share impact of the conversion of the convertible notes is greater than the basic net income per share for the three months ended June 30, 2002, accordingly, the convertible notes are antidilutive.

7.    SUBSEQUENT EVENTS

        On July 16, 2002, a new $1.2 billion senior secured credit facility was entered into with a consortium of lenders. The new facility consists of an $850 million term loan that matures in 2010 (as opposed to 2005 under the previous facility) and a six-year $350 million revolving credit facility that matures in 2008 (as opposed to 2004). The new facility has a feature that allows for an additional $200 million of future funded term loans. The purpose of the new facility was to refinance the Company's existing credit agreement, repay certain other indebtedness, and fund general corporate purposes, including acquisitions. In connection with repayments of the Company's existing credit agreement, we will recognize in the third quarter of 2002 an estimated $5.3 million after-tax extraordinary loss, or $0.05 per diluted share, on the early extinguishment of debt related to the write off of deferred financing costs associated with the refinanced credit agreement.

        On August 1, 2002, the Company completed the acquisition of Lock Haven Hospital, a 197 bed hospital located in Lock Haven, Pennsylvania. This hospital is located 110 miles from Harrisburg, Pennsylvania. The Company has signed a definitive agreement to acquire The Memorial Hospital of Salem Co., a 122 bed hospital located in Salem, New Jersey. This purchase is subject to state regulatory approval and licensing and is expected to be completed and closed in the third quarter of 2002.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included herein.

Acquisitions

        During the quarter ended June 30, 2002, we acquired most of the assets, including working capital, of one hospital. The consideration for the hospital totaled $10 million of which $8 million was paid in cash and $2 million was assumed in liabilities. The hospital was acquired from a local non-profit organization.

        During the quarter ended March 31, 2002, we acquired, through separate purchase transactions, most of the assets, including working capital, of two hospitals. The consideration for the two hospitals totaled $72 million, of which $57 million was paid in cash and $15 million was assumed in liabilities. Combined licensed beds at these facilities total 541. Both hospitals were acquired from local non-profit organizations. One of the acquisitions includes a long-term lease of the primary facility from a governmental entity. We prepaid the related lease obligation and have included the prepayment as part of the total consideration.

Sources of Operating Revenue

        Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. Approximately 45% of net operating revenues for the three month periods ended June 30, 2002 and June 30, 2001, are related to services rendered to patients covered by the Medicare and Medicaid programs. In addition, we are reimbursed under other programs by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in the periods that such adjustments become known. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the three and six month periods ended June 30, 2002 and 2001.

        We expect the percentage of our net revenues received from the Medicare program to increase due to the general aging of the population and the restoration of some payments under the Balanced Budget Refinement Act of 1999 and Benefit and Improvement Protection Act of 2000. The payment rates under the Medicare program for inpatient services are based on a prospective payment system, based upon the diagnosis of a patient. While these rates are indexed annually for inflation, the increases have historically been less than actual inflation. Reductions in the rate of increase in Medicare reimbursement may have an adverse impact on our net operating revenue growth. Effective April 1, 2002, Centers for Medicare and Medicaid Services implemented changes to the Medicare outpatient prospective payment system. Although these changes have resulted in reductions to Medicare outpatient payments, these reductions should not materially affect our net operating revenue growth.

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

        The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
	(expressed as a percentage of net operating revenues)
Net operating revenues	100.0	100.0	100.0	100.0
Operating expenses(a)	83.5	81.6	83.1	81.1

EBITDA(b)	16.5	18.4	16.9	18.9
Depreciation and amortization	5.5	5.4	5.4	5.4
Amortization of goodwill	—	1.8	—	1.8
Minority interest in earnings	0.1	—	0.2	—

Income from operations	10.9	11.3	11.3	11.7
Interest, net	3.1	6.4	3.1	6.7

Income before income taxes	7.8	4.9	8.2	5.1
Provision for income taxes	3.2	2.5	3.4	2.5

Net income	4.6	2.4	4.8	2.6

	Three Months Ended June 30, 2002	Six Months Ended June 30, 2002
	(expressed in percentages)
Percentage change from same period prior year:
Net operating revenues	32.3	33.1
Admissions	28.0	26.3
Adjusted admissions(c)	29.0	27.7
Average length of stay	2.6	2.6
EBITDA	18.5	19.1
Same-hospitals percentage change from same period prior year(d):
Net operating revenues	8.0	8.7
Admissions	4.6	3.9
Adjusted admissions	6.4	5.4
EBITDA	9.0	10.8

(a)
Operating expenses include salaries and benefits, provision for bad debts, supplies, rent, and other operating expenses, and exclude the items that are excluded for purposes of determining EBITDA as discussed in footnote (b) below.

(b)
EBITDA consists of income before extraordinary items, interest, income taxes, depreciation and amortization, amortization of goodwill, and minority interest in earnings. EBITDA should not be considered a measure of financial performance under generally accepted accounting principles. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a key measure used by management to evaluate our operations and provide useful information to investors. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

(c)
Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)
Includes acquired hospitals to the extent we operated them during comparable periods in both years.

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

        Net operating revenues increased by 32.3% to $530.6 million for the three months ended June 30, 2002 from $400.9 million for the three months ended June 30, 2001. Of the $129.7 million increase in net operating revenues, the eight hospitals we acquired after April 1, 2001 contributed approximately $97.7 million, and hospitals we owned throughout both periods contributed $32.0 million, an increase of 8.0%. The increase from hospitals owned throughout both periods was attributable primarily to volume increases, rate increases and changes in payor mix and intensity, offset by a slight decrease in government reimbursement.

        Inpatient admissions increased by 28.0% for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. Adjusted admissions increased by 29.0% for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. Average length of stay increased slightly from 3.8 for the three months ended June 30, 2001, to 3.9 days for the three months ended June 30, 2002. On a same-hospital basis, inpatient admissions increased by 4.6% for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001 and adjusted admissions increased by 6.4% for the three months ended June 30, 2002, as compared to the three months ended June 30, 2001. The increase in same-hospital inpatient admissions and adjusted admissions was due primarily to an increase in services offered, physician relationship development efforts and the addition of physicians through our focused recruitment program. On a same-hospital basis, net outpatient revenues increased 6.0%.

        Operating expenses, as a percentage of net operating revenues, increased from 81.6% for the three months ended June 30, 2001 to 83.5% for the three months ended June 30, 2002. Salaries and benefits, as a percentage of net operating revenues, increased from 38.9% for the three months ended June 30, 2001 to 40.4% for the three months ended June 30, 2002, primarily as a result of the hospitals acquired in 2001 and 2002 having higher salaries and benefits as a percentage of net operating revenues for which reductions have not yet been realized, offset by improvements at hospitals owned throughout both periods. Provision for bad debts, as a percentage of net operating revenues, decreased to 9.0% for the three months ended June 30, 2002 from 9.2% for the comparable period in 2001 due primarily to improved collections. Supplies as a percentage of net operating revenues increased to 11.7% for the three months ended June 30, 2002, from 11.5% for the comparable period in 2001 due to recently acquired hospitals having higher supplies expense as a percentage of net revenue, offset by savings realized from previous acquisitions converting to our normal supply contracts. Rent and other operating expenses, as a percentage of net operating revenues, increased from 22.0% for the three months ended

June 30, 2001 to 22.4% for the three months ended June 30, 2002 due primarily to increases in the use of contract labor and malpractice insurance costs. EBITDA margin decreased from 18.4% for the three months ended June 30, 2001 to 16.5% for the three months ended June 30, 2002 due entirely to the lower initial EBITDA margins associated with hospitals acquired in 2001 and 2002.

        On a same-hospital basis, operating expenses as a percentage of net operating revenues decreased from 81.6% for the three months ended June 30, 2001 to 81.4% for the three months ended June 30, 2002, resulting in an increase in our same-hospital EBITDA margin from 18.4% for the three months ended June 30, 2001 to 18.6% for the three months ended June 30, 2002. We achieved this reduction in operating expenses as a percentage of net operating revenues through efficiency and productivity gains in payroll and reductions in bad debt and supplies expense offset by increases in contract labor and malpractice insurance expense.

        Depreciation and amortization increased by $7.4 million from $21.6 million for the three months ended June 30, 2001 to $29.0 million for the three months ended June 30, 2002. The five hospitals acquired in 2001 and three hospitals acquired in 2002 accounted for $3.1 million of the increase; facility renovations and purchases of equipment, information systems upgrades, and other deferred items, primarily the amortization of physician recruitment costs, accounted for the remaining $4.3 million.

        As a result of the adoption of SFAS No. 142, goodwill is no longer amortized. Amortization of goodwill for the three months ended June 30, 2001 was $7.0 million.

        Interest, net decreased by $9.1 million from $25.6 million for the three months ended June 30, 2001 to $16.5 million for the three months ended June 30, 2002. The decrease in interest rates during the three months ended June 30, 2002, as compared to the three months ended June 30, 2001, accounted for $6.8 million of the decrease. The decrease in average debt balance during the three months ended June 30, 2002, as compared to the three months ended June 30, 2001, accounted for $2.3 million of the decrease. The net decrease in average debt balance is the result of debt repayments from proceeds raised from the concurrent common stock and convertible debt offerings in the fourth quarter of 2001, which repayments more than offset additional sums borrowed to finance hospital acquisitions since the end of the second quarter of 2001.

        Income before income taxes increased from $19.5 million for the three months ended June 30, 2001 to $41.3 million for the three months ended June 30, 2002, primarily as a result of a decrease in interest expense of $9.1 million from the prior year quarter, elimination of goodwill amortization of $7.0 million from the newly adopted accounting pronouncement SFAS No. 142, the continuing execution of our operating strategy, increased volumes at hospitals owned during both periods, and results from hospitals acquired during 2001 and 2002.

        Provision for income taxes increased from $9.9 million for the three months ended June 30, 2001 to $17.1 million for the three months ended June 30, 2002 as a result of the increase in pre-tax income. The decrease in the effective tax rate from 50.6% for the three months ended June 30, 2001 to 41.3% for the three months ended June 30, 2002, is primarily the result of the elimination of non-deductible goodwill amortization.

        Net income was $24.2 million for the three months ended June 30, 2002 compared to net income of $9.7 million for the three months ended June 30, 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

        Net operating revenues increased 33.1% to $1,064.1 million for the six months ended June 30, 2002 from $799.6 million for the six months ended June 30, 2001. Of the $264.5 million increase in net operating revenues, the five hospitals acquired in 2001 and three hospitals acquired in 2002 contributed approximately $194.8 million, and hospitals we owned throughout both periods contributed $69.7 million, an increase of 8.7%. The increase from hospitals owned throughout both periods was attributable primarily to volume increases, rate increases from managed care and other payors, offset by a slight decrease in government reimbursement.

        Inpatient admissions increased by 26.3% for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. Adjusted admissions increased by 27.7% for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. Average length of stay increased slightly from 3.8 days for the six months ended June 30, 2001 to 3.9 days for the six months ended June 30, 2002. On a same hospital basis, inpatient admissions increased by 3.9% for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, and adjusted admissions increased by 5.4% for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001. The increase in same hospital inpatient admissions and adjusted admissions was due primarily to an increase in services offered, physician relationship development efforts and the addition of physicians through our focused recruitment program. On a same hospital basis, net outpatient revenues increased 7.4% for the six months ended June 30, 2002, as compared to the six months ended June 30, 2001.

        Operating expenses, as a percentage of net operating revenues, increased from 81.1% for the six months ended June 30, 2001, to 83.1% for the six months ended June 30, 2002. Salaries and benefits, as a percentage of net operating revenues, increased from 38.7% for the six months ended June 30, 2001 to 40.5% for the six months ended June 30, 2002, primarily as a result of the hospitals acquired in 2001 and 2002 having higher salaries and benefits as a percentage of net operating revenues for which reductions have not yet been realized, offset by improvements at hospitals owned throughout both periods. Provision for bad debts, as a percentage of net operating revenues, decreased to 9.2% for the six months ended June 30, 2002 from 9.3% for the comparable period in 2001 due primarily to improved collections. Supplies as a percentage of net operating revenues increased to 11.8% for the six months ended June 30, 2002, from 11.6% for the comparable period in 2001 due to recently acquired hospitals having higher supplies expense as a percentage of net revenue, offset by savings realized from previous acquisitions converting to our normal supply contracts. Rent and other operating expenses, as a percentage of net operating revenues, increased from 21.5% for the six months ended June 30, 2001 to 21.6% for the six months ended June 30, 2002, due primarily to increases in the use of contract labor and malpractice insurance costs. EBITDA margins decreased from 18.9% for the six months ended June 30, 2001 to 16.9% for the six months ended June 30, 2002 due entirely to the lower initial EBITDA margins associated with hospitals acquired in 2001 and 2002.

        On a same hospital basis, operating expenses as a percentage of net operating revenues decreased from 81.2% for the six months ended June 30, 2001 to 80.8% for the six months ended June 30, 2002, resulting in an increase in our same-hospital EBITDA margin from 18.8% for the six months ended June 30, 2001, to 19.2% for the six months ended June 30, 2002. We achieved this reduction through efficiency and productivity gains in payroll and reductions in supplies expense, offset by increases in other operating expenses.

        Depreciation and amortization increased by $14.3 million from $43.1 million for the six months ended June 30, 2001 to $57.4 million for the six months ended June 30, 2002. The five hospitals acquired in 2001 and three hospitals acquired in 2002 accounted for $5.8 million of the increase, facility renovations and purchases of equipment, information system upgrades, and other deferred items, primarily the amortization of physician recruitment costs, accounted for the remaining $8.5 million.

        As a result of the adoption of SFAS No. 142, goodwill is no longer amortized. Amortization of goodwill for the six months ended June 30, 2001 was $14.1 million.

        Interest, net decreased from $53.2 million for the six months ended June 30, 2001 to $33.3 million for the six months ended June 30, 2002. The decrease in interest rates during the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, accounted for $15.5 million of the decrease. The decrease in average debt balance during the six months ended June 30, 2002, as compared to the six months ended June 30, 2001, accounted for $4.4 million of the decrease. The net decrease in average debt balance is the result of debt repayments from proceeds raised form the concurrent common stock and convertible debt offerings in the fourth quarter of 2001, which repayments more than offset additional sums borrowed to finance hospital acquisitions since the end of the first quarter of 2001.

        Income before income taxes increased from $40.7 million for the six months ended June 30, 2001 to $87.7 million for the six months ended June 30, 2002, primarily as a result of a decrease in interest expense of $19.9 million, elimination of goodwill amortization of $14.1 million from the newly adopted accounting pronouncement SFAS No. 142, the continuing execution of our operating strategy, increased volumes at hospitals owned during both periods, and results from hospitals acquired during 2001 and 2002.

        Provision for income taxes increased from $20.2 million for the six months ended June 30, 2001 to $36.3 million for the six months ended June 30, 2002 as a result of the increase in pre-tax income. The decrease in the effective tax rate from 49.7% for the six months ended June 30, 2001 to 41.4% for the six months ended June 30, 2002, is primarily the result of the elimination of non-deductible goodwill amortization.

        Net income was $51.4 million for the six months ended June 30, 2002 compared to $20.5 million for the six months ended June 30, 2001.

Liquidity and Capital Resources

        Net cash provided by operating activities increased $40.1 million to $135.8 million for the six months ended June 30, 2002, from $95.7 million for the six months ended June 30, 2001. The primary components of the increase in cash flow are an increase in net income of $30.9 million, an increase in non-cash expenses of $3.8 million and an increase of cash from working capital of $5.4 million when comparing the six month periods ended June 30, 2002 and 2001. The use of cash from investing activities increased from $104.5 million for the six months ended June 30, 2001 to $135.7 million for the six months ended June 30, 2002. Of this increase, $20.1 million resulted from the acquisition activity during the six months ended June 30, 2002. Net cash provided by financing activities decreased $19.2 million during the comparable periods primarily as a result of not borrowing to meet capital expenditure and working capital needs during the 2002 period.

Capital Expenditures

        Cash expenditures for purchases of facilities were $70.1 million for the six months ended June 30, 2002 and $50.1 million for the six months ended June 30, 2001. The expenditures during the six months ended June 30, 2002 include $65.1 million for the three hospitals acquired and $5.0 million for information systems and other equipment to integrate recently acquired hospitals.

        Excluding the cost to construct replacement hospitals and capital leases, our capital expenditures for the six months ended June 30, 2002 totaled $39.0 million compared to $33.1 million for the six months ended June 30, 2001. Costs to construct replacement hospitals totaled $17.1 million, including $5.2 million of capital leases related to the construction projects during the six months ended June 30, 2002. We also entered into $3.2 million of other capital leases during the six months ended June 30, 2002, unrelated to construction of replacement hospitals.

        Pursuant to hospital purchase agreements in effect as of June 30, 2002, we are required to construct three replacement hospitals through 2005 with an aggregate estimated construction cost, including equipment, of approximately $105 million. Of this amount, a cumulative total of approximately $32 million has been expended through June 30, 2002. We expect total capital expenditures of approximately $102 to $110 million for the year ended December 31, 2002, including approximately $70 to $75 million for renovation and equipment purchases (which includes amounts pursuant to certain hospital purchase agreements) and approximately $38.0 million for construction of replacement hospitals.

Capital Resources

        Net working capital was $207.3 million at June 30, 2002 compared to $195.0 million at December 31, 2001. The $12.3 million increase was attributable primarily to a decrease in current maturities in long-term debt resulting from the refinancing of our credit agreement in July 2002, an increase in cash and cash equivalents, and an increase in accounts receivable consistent with the recent acquisitions and the increase in net revenues, offset by an increase in accounts payable and other liabilities, which is largely associated with the 2002 acquisitions.

        In July 2001, we amended our credit agreement. Our amended credit agreement provided for $559 million in term debt with quarterly amortization and staggered maturities in 2002, 2003, 2004 and 2005. This agreement also provided for revolving facility debt for working capital of $200 million and for acquisitions of $252 million. This amendment extended the maturity of approximately 80% of the revolver commitments to January 2, 2004. Borrowings under the facility bore interest at either Euro Dollar Rate or prime rate plus various applicable margins which were based upon a financial covenant ratio test. As of June 30, 2002, using amended rates, our weighted average interest rate under our credit agreement was 6.09%.

        We were required to pay a quarterly commitment fee at a rate which ranged from 0.375% to 0.500% based on specified financial performance criteria. This fee applied to unused commitments under the revolving credit facility and the acquisition loan facility.

        On July 16, 2002, we entered into a new $1.2 billion senior secured credit facility with a consortium of lenders. The new facility replaced our amended credit facility and consists of an $850 million term loan that matures in 2010 (as opposed to 2005 under the previous facility) and a six-year $350 million revolving credit facility that matures in 2008 (as opposed to 2004). Borrowings under the term loan and revolving credit facility bear interest at a rate per annum equal to London Inter-Bank Offer Rate ("LIBOR") plus 250 basis points and LIBOR plus 225 basis points, respectively. We also pay a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee is based on a pricing grid depending on the Euro Dollar applicable market for revolving credit loans. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, we will pay fees for each letter of credit issued under the credit facility. The new facility has a feature that allows for an additional $200 million of future funded term loans. The purpose of the new facility was to refinance the Company's existing credit agreement, repay certain other indebtedness, and fund general corporate purposes including acquisitions. After completing these transactions, our availability for additional borrowings under our revolving credit facility along with available cash will be approximately $400 million. In connection with repayments of the Company's existing credit agreement, we will recognize in the third quarter of 2002 an estimated $5.3 million after-tax extraordinary loss, or $0.05 per diluted share, on the early extinguishment of debt related to the write off of deferred financing costs associated with the refinanced credit agreement.

        The terms of the credit agreement include various restrictive covenants. These covenants include restrictions on additional indebtedness, investments, asset sales, capital expenditures, dividends, sale and leasebacks, contingent obligations, transactions with affiliates, and fundamental changes. The covenants also require maintenance of various ratios regarding senior indebtedness, senior interest, and fixed charges. The level of these covenants are similar to or more favorable than the credit facility we refinanced.

        On November 20, 2001, we entered into three separate interest rate swap agreements, each for a notional amount of $100 million, to limit the effect of changes in interest rates on a portion of our long-term borrowings. Under the agreements, we pay interest quarterly at annualized fixed rates of 3.37%, 4.03% and 4.46%, for terms ending November 2003, 2004 and 2005, respectively. On the payment dates, we receive an offsetting variable rate of interest payments from the counterparty based on the three-month London Inter-Bank Offer Rate.

        We believe that internally generated cash flows and borrowings under our new credit agreement will be sufficient to finance acquisitions, capital expenditures and working capital requirements well beyond the next 12 months. If funds required for future acquisitions exceed existing sources of capital, we believe that favorable terms could be obtained if we were to increase or refinance our credit facilities or obtain additional capital by other means.

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

Allowance for Doubtful Accounts

        Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. Substantially all of our receivables are related to providing healthcare services to our hospitals' patients. Our estimate for its allowance for doubtful accounts is based primarily on our historical collection experience for each type of payor. The allowance amount is computed by applying allowance percentages to amounts included in specific payor and aging categories of patient accounts receivable.

Goodwill and Other Intangibles

        Goodwill represents the excess of cost over the fair value of net assets acquired. Prior to January 1, 2002, goodwill arising from business combinations completed prior to July 1, 2001 was amortized on a straight-line basis ranging from 18 to 40 years; goodwill arising from business combinations completed after June 30, 2001 are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 and SFAS No. 142 and are not amortized. Effective Janaury 1, 2002 under the provisions of SFAS No. 142, goodwill is no longer amortized. Annually, as required by SFAS No. 142, we review our goodwill for possible impairment.

Professional Liability Insurance Claims

        The Company accrues for estimated losses resulting from professional liability claims to the extent they are not covered by insurance. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections. To the extent that subsequent claims information varies from management's estimates, the liability is adjusted currently. After June 1, 2002, our insurance is underwritten on a "claims-made" basis and substantially all of our professional and general liability risks are subject to a $2.0 million per occurrence deductible.

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

        In April, 2002, the FASB issued SFAS No. 145, "Recession of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 are effective for fiscal years beginning after May 15, 2002. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. We are currently assessing the impact of this new standard.

        In July, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. We do not anticipate the adoption of this standard to impact our results of operations.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

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

        A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1 million for the three months ended June 30, 2002 and $2 million for the six months ended June 30, 2002.

PART II
OTHER INFORMATION

Item 1. Legal Proceedings

        On July 10, 2002, we were notified that a lawsuit styled Jane Doe vs. South Texas Regional Medical Center, Inc., CHS/Community Health Systems, Inc., and Jacqueline Fillighim had been filed in Atascosa County, Texas (Case No. 02-07-0413-CVA). The suit seeks class certification on behalf of all the patients who had been notified by us that they had received the intravenous narcotic Demerol at our Jourdanton, Texas hospital during the period of employment of a particular registered nurse (Fillinghim). The nurse had been caught illegally taking the narcotic from the hospital's drug supplies and was later learned to be infected with HIV. In the interest of patient safety, we notified the patients and offered them free testing and counseling. Our medical experts advised us that the risk of infection in these circumstances was very remote. The lawsuit seeks damages under a number of legal theories including medical malpractice, battery, and negligent hiring. No discovery has been conducted in this matter, however, at this time, the suit does not allege that any patient has been infected with HIV. We believe both the effort to seek class certification and the substance of the case are without merit and will vigorously defend this case.

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        At the company's annual meeting, held on May 21, 2002, in New York, New York, the following directors were elected as Class II directors of the Company: Dale F. Frey, Sandra J. Horbach and Michael A. Miles. The terms of the Class II directors will expire at the annual meeting of stockholders in 2005 but not before their respective successors are elected and qualified. The terms of the following Class III directors will continue until the annual meeting in 2003: Sheila P. Burke, Theodore J. Forstmann, Thomas H. Lister and Wayne T. Smith. The terms of the following Class I directors will continue until the annual meeting in 2004: Robert J. Dole, J. Anthony Forstmann, Harvey Klein, M.D. and W. Larry Cash. The stockholders also ratified the appointment of Deloitte & Touche LLP as the company's independent accountants for the year ending December 31, 2002.

        In the elections described above, votes were cast as follows:

Election of -	Votes For	Votes Withheld
Dale F. Frey	77,067,059	16,475,386
Sandra J. Horbach	91,698,061	1,853,384
Michael A. Miles	77,302,359	16,249,086
Ratification of -	Votes For	Votes Against	Votes Abstaining
Deloitte & Touche LLP	92,281,800	1,262,613	7,032

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.1
Credit Agreement, dated as of July 16, 2002, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank National Association, as Documentation Agent.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

  Form 8-K dated April 24, 2002, was filed in connection with the issuance of our press release announcing operating results for the quarter ended March 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2002	COMMUNITY HEALTH SYSTEMS, INC. (REGISTRANT)
	By:	/s/ WAYNE T. SMITH Wayne T. Smith Chairman of the Board, President and Chief Executive Officer (principal executive officer)
	By:	/s/ W. LARRY CASH W. Larry Cash Executive Vice President and Chief Financial Officer (principal financial officer)
	By:	/s/ T. MARK BUFORD T. Mark Buford Vice President and Corporate Controller (principal accounting officer)

INDEX TO EXHIBITS

No.	Description
10.1
Credit Agreement, dated as of July 16, 2002, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank National Association, as Documentation Agent.
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Community Health Systems, Inc. Form 10-Q For the Quarter and Six Months Ended June 30, 2002
PART I FINANCIAL INFORMATION
Item 1. Financial Statements
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED INCOME STATEMENTS (In thousands, except share and per share data) (Unaudited)
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
FORWARD-LOOKING STATEMENTS
Item 3. Quantitative and Qualitative Disclosures about Market Risk
PART II OTHER INFORMATION
Item 1. Legal Proceedings
Item 2. Changes in Securities and Use of Proceeds
Item 3. Defaults Upon Senior Securities
Item 4. Submission of Matters to a Vote of Security Holders
Item 5. Other Information
Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
INDEX TO EXHIBITS