Form 10-Q
period 2002-09-30
COMMUNITY HEALTH SYSTEMS INC/
filed 2002-11-12
CIK 1108109

Use these links to rapidly review the document
Community Health Systems, Inc. Form 10-Q For the Quarter and Nine Months Ended September 30, 2002

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2002

Commission file number 001-15925

COMMUNITY HEALTH SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3893191 (I.R.S. Employer Identification Number)
155 Franklin Road, Suite 400 Brentwood, Tennessee (Address of principal executive offices)
37027 (Zip Code)
615-373-9600 (Registrant's telephone number)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        As of November 4, 2002, there were outstanding 98,802,956 shares of the Registrant's Common Stock, $.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Quarter and Nine Months Ended September 30, 2002

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$117,530	$8,386
Patients accounts receivable, net	390,775	360,852
Supplies	56,477	47,466
Prepaid expenses and income taxes	25,060	14,846
Current deferred income taxes	33,411	33,411
Other current assets	13,940	20,398

Total current assets	637,193	485,359

Property and equipment	1,240,617	1,066,959
Less: accumulated depreciation and amortization	(258,900)	(200,425)

Property and equipment, net	981,717	866,534

Goodwill, net	1,048,402	999,525

Other assets, net	101,183	100,046

Total assets	$2,768,495	$2,451,464

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$15,597	$58,691
Accounts payable	118,312	91,096
Current income taxes payable	32,333	2,325
Accrued interest	10,076	6,681
Accrued liabilities	145,455	131,579

Total current liabilities	321,773	290,372

Long-term debt	1,178,339	980,083

Other long-term liabilities	81,746	65,344

Stockholders' equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 99,778,505 shares issued and 98,802,956 shares outstanding at September 30, 2002; and 99,444,998 shares issued and 98,469,449 shares outstanding at December 31, 2001	998	994
Additional paid-in capital	1,318,992	1,311,891
Accumulated deficit	(119,467)	(191,040)
Treasury stock, at cost, 975,549 shares	(6,678)	(6,678)
Notes receivable for common stock	—	(211)
Unearned stock compensation	(21)	(41)
Accumulated other comprehensive (loss) income	(7,187)	750

Total stockholders' equity	1,186,637	1,115,665

Total liabilities and stockholders' equity	$2,768,495	$2,451,464

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Net operating revenues	$552,841	$416,569	$1,616,942	$1,216,123

Operating costs and expenses:
Salaries and benefits	221,459	163,320	652,838	473,101
Provision for bad debts	52,351	38,384	149,970	112,343
Supplies	62,960	48,142	188,865	141,030
Other operating expenses	114,760	81,741	318,414	233,902
Rent	13,997	10,956	39,621	30,643
Depreciation and amortization	28,982	23,318	86,417	66,412
Amortization of goodwill	—	7,313	—	21,387
Minority interest in earnings	345	—	1,861	—

Total operating costs and expenses	494,854	373,174	1,437,986	1,078,818

Income from operations	57,987	43,395	178,956	137,305
Interest expense, net	14,788	23,541	48,039	76,715

Income before income taxes and extraordinary item	43,199	19,854	130,917	60,590
Provision for income taxes	17,769	9,813	54,070	30,050

Income before extraordinary item	25,430	10,041	76,847	30,540
Extraordinary loss from early extinguishment of debt, net of tax benefit of $3,372	5,274	—	5,274	—

Net Income	$20,156	$10,041	$71,573	$30,540

Income per share before extraordinary item:
Basic	$0.26	$0.12	$0.78	$0.36

Diluted	$0.25	$0.11	$0.77	$0.35

Net income per share:
Basic	$0.21	$0.12	$0.73	$0.36

Diluted	$0.21	$0.11	$0.72	$0.35

Weighted-average number of shares outstanding:
Basic	98,533,822	85,944,773	98,349,745	85,809,995

Diluted	108,512,718	87,833,430	108,371,327	87,648,100

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash flows from operating activities
Net income	$71,573	$30,540
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	86,417	87,799
Minority interest in earnings	1,861	—
Stock compensation expense	20	33
Other non-cash expenses, net	3,368	3,021
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(10,616)	(9,945)
Supplies, prepaid expenses and other current assets	(7,644)	10,026
Accounts payable, accrued liabilities and income taxes	41,907	2,991
Other	9,970	(10,399)

Net cash provided by operating activities	196,856	114,066

Cash flows from investing activities
Acquisitions of facilities, pursuant to purchase agreements	(127,693)	(55,066)
Purchases of property and equipment	(81,592)	(64,763)
Proceeds from sale of equipment	440	168
Increase in other assets	(23,399)	(25,257)

Net cash used in investing activities	(232,244)	(144,918)

Cash flows from financing activities
Proceeds from issuance of common stock, net of expenses	3	3
Proceeds from exercise of stock options	2,364	5,713
Common stock purchased for treasury	—	(91)
Proceeds from minority investments	1,770	—
Redemption of minority investments	(708)	—
Distribution to minority investors	(863)	—
Borrowings under credit agreement	905,900	70,012
Repayments of long-term indebtedness	(763,934)	(40,826)

Net cash provided by financing activities	144,532	34,811

Net change in cash and cash equivalents	109,144	3,959
Cash and cash equivalents at beginning of period	8,386	13,740

Cash and cash equivalents at end of period	$117,530	$17,699

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the "Company") as of and for the three and nine month periods ended September 30, 2002 and September 30, 2001, have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2002.

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

3. ACQUISITIONS

        During the quarter ended September 30, 2002, the Company acquired through two separate purchase transactions most of the assets, including working capital, of two hospitals. The consideration for the two hospitals totaled approximately $60 million, of which approximately $49 million was paid in cash and approximately $11 million was assumed in liabilities. Combined licensed beds at these two facilities totaled 217. Both of these hospitals were acquired from local non-profit organizations and are the sole provider of general hospital services in their respective communities.

        During the six months ended June 30, 2002, the Company acquired through separate purchase transactions most of the assets, including certain working capital accounts, of three hospitals. The consideration for the three hospitals totaled approximately $85 million, of which approximately $66 million was paid in cash and approximately $19 million was assumed in liabilities. Combined licensed beds at these facilities totaled 641. Each hospital was acquired from a local non-profit organization and is the sole provider of general hospital services in its community. One of the acquisitions includes a long-term lease of the primary facility from a governmental entity. We prepaid the related lease obligation and have included the prepayment as part of the total consideration.

4. RECENT ACCOUNTING PRONOUNCEMENTS

        Effective July 1, 2001, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations," and effective January 1, 2002, adopted SFAS No. 142, "Goodwill and Other Intangible Assets," related to the non-amortization of goodwill. No impairment write-down occurred from the adoption of SFAS No. 142. The effect on net earnings of adopting SFAS No. 142 was a favorable increase of $.06 per share (diluted) for the quarter ended September 30, 2002 and $0.17 per share (diluted) for the nine months ended September 30, 2002.

        The following table sets forth a reconciliation of income before extraordinary item, income before extraordinary item per share, net income and net income per share, assuming that SFAS No. 142 was applied during all periods presented.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Income before extraordinary item:
As reported	$25,430	$10,041	$76,847	$30,540
Goodwill amortization, net of tax	—	6,321	—	18,626

As adjusted	$25,430	$16,362	$76,847	$49,166

Net income:
As reported	$20,156	$10,041	$71,573	$30,540
Goodwill amortization, net of tax	—	6,321	—	18,626

As adjusted	$20,156	$16,362	$71,573	$49,166

Income before extraordinary item per share—basic:
As reported	$0.26	$0.12	$0.78	$0.36
Goodwill amortization, net of tax	—	0.07	—	0.21

As adjusted	$0.26	$0.19	$0.78	$0.57

Income before extraordinary item per share—diluted
As reported	$0.25	$0.11	$0.77	$0.35
Goodwill amortization, net of tax	—	0.07	—	0.21

As adjusted	$0.25	$0.18	$0.77	$0.56

Net income per share—basic:
As reported	$0.21	$0.12	$0.73	$0.36
Goodwill amortization, net of tax	—	0.07	—	0.21

As adjusted	$0.21	$0.19	$0.73	$0.57

Net income per share—diluted:
As reported	$0.21	$0.11	$0.72	$0.35
Goodwill amortization, net of tax	—	0.07	—	0.21

As adjusted	$0.21	$0.18	$0.72	$0.56

        SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001 by the Financial Accounting Standards Board ("FASB") and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated retirement costs. This Statement applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We do not expect the implementation of SFAS No. 143 to have a material effect on our consolidated financial position or consolidated results of operations.

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

        In April, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of FASB No. 4 are effective for fiscal years beginning after May 15, 2002. Upon adoption, the extraordinary losses recognized in the quarter ended September 30, 2002 and the year ended December 31, 2001 will be reclassified to conform to the provisions of SFAS 145. The provisions of this Statement related to FASB No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. We do not expect the implementation of these remaining provisions to have a material effect on our consolidated financial position or consolidated results of operations.

        In July, 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of this Statement are effective for exit or disposal activities initiated after December 31, 2002. We do not expect the adoption of this standard to have a material effect on our consolidated financial position or consolidated results of operations.

5.    GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for the nine months ended September 30, 2002, are as follows:

Total
(in thousands)
Balance as of January 1, 2002	$999,525
Goodwill acquired as part of acquisitions during 2002	31,357
Consideration adjustments and finalization of purchase price allocations for acquisitions completed prior to 2002	17,520

Balance as of September 30, 2002	$1,048,402

        The Company completed the transitional goodwill impairment test as required by SFAS No. 142, using a measurement date of January 1, 2002. Based on the results of the transitional impairment test, the Company was not required to recognize an impairment of goodwill.

        As required by SFAS No. 142, intangible assets that do not meet the criteria for separate recognition must be reclassified and included as part of goodwill. As a result of our analysis, no reclassifications to goodwill were required as of January 1, 2002. The gross carrying amount of the Company's other intangible assets was $3.7 million as of September 30, 2002 and $3.1 million as of

December 31, 2001, and the net carrying amount was $2.7 million and $2.3 million as of September 30, 2002 and December 31, 2001, respectively. Other intangible assets are included in Other assets, net on the Company's balance sheet.

        The weighted average amortization period for the intangible assets subject to amortization is approximately 12 years. There are no expected residual values related to these intangible assets. Amortization expense for intangible assets during the three and nine months ended September 30, 2002 was $0.1 million and $0.2 million, respectively. Amortization expense on intangible assets is estimated to be $0.1 million for the remainder of 2002, $0.3 million in fiscal 2003, $0.3 million in fiscal 2004, $0.2 million in fiscal 2005, $0.2 million in fiscal 2006, and $0.1 million in fiscal 2007.

6. LONG-TERM DEBT

        On July 16, 2002, the Company entered into a new $1.2 billion senior secured credit facility with a consortium of lenders. The new facility replaced the previous credit facility and consists of an $850 million term loan that matures in 2010 (as opposed to 2005 under the previous facility) and a six-year $350 million revolving credit facility that matures in 2008 (as opposed to 2004 under the previous facility). The Company may elect from time to time an interest rate per annum for the borrowings under the term loan and revolving credit facility equal to (a) an annual benchmark rate, which will be equal to the greatest of (i) the Prime Rate, (ii) the Base CD Rate plus 100 basis points or (iii) the Federal Funds Effective Rate plus 50 basis points (the "ABR") or (b) the Eurodollar Rate plus 250 basis points and the Eurodollar Rate plus the Eurodollar Applicable Margin for revolving credit loans, respectively. We also pay a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee is based on a pricing grid depending on the Eurodollar Applicable Margin for revolving credit loans. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, we will pay fees for each letter of credit issued under the credit facility. The new facility has a feature that allows for an additional $200 million of future funded term loans. The purpose of the new facility was to refinance the Company's existing credit agreement, repay certain other indebtedness, and fund general corporate purposes including acquisitions. As of September 30, 2002, our availability for additional borrowings under our revolving credit facility along with available cash was approximately $350 million. As of September 30, 2002, the Company's weighted average interest rate under the Company's credit agreement was 4.75%.

        The Company is required to pay a quarterly commitment fee at a rate which ranges from 0.375% to 0.500% based on specified financial performance criteria. This fee applies to unused commitments under the revolving credit facility.

        The terms of the credit agreement include various restrictive covenants. These covenants include restrictions on additional indebtedness, investments, asset sales, capital expenditures, dividends, sale and leasebacks, contingent obligations, transactions with affiliates, and fundamental changes. The covenants also require maintenance of various ratios regarding consolidated total indebtedness, consolidated interest and fixed charges. The level of these covenants are similar to or more favorable than the credit facility the Company refinanced.

7. INCOME TAXES

        During the nine months ended September 30, 2002, the Company offset a substantial portion of its federal taxable income by utilizing net operating loss carry forwards. The Company estimates a cash savings of approximately $27.1 million, net of amounts owed for alternative minimum tax, for the nine months ended September 30, 2002. The Company anticipates it will fully utilize the remaining federal net operating loss carry forwards by December 31, 2002, and beginning in 2003 will pay cash for its federal tax liability.

8. EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Numerator:
Net income	$20,156	$10,041	$71,573	$30,540
Convertible notes, interest, net of taxes	2,189	—	6,568	—

Adjusted net income	$22,345	$10,041	$78,141	$30,540

Denominator:
Weighted-average number of shares outstanding—basic	98,533,822	85,944,773	98,349,745	85,809,995
Basic shares not vested	248,928	412,475	248,929	412,475
Effect of dilutive securities:
Employee stock options	1,147,892	1,476,182	1,190,577	1,425,630
Convertible notes	8,582,076	—	8,582,076	—

Weighted-average number of shares—diluted	108,512,718	87,833,430	108,371,327	87,648,100

Basic earnings per share	$0.21	$0.12	$0.73	$0.36

Diluted earnings per share	$0.21	$0.11	$0.72	$0.35

        Since the net income per share impact of the conversion of the convertible notes is less than the basic net income per share for the three and nine months ended September 30, 2002, the convertible notes are dilutive and accordingly, must be included in the fully diluted calculation even though there is no actual change in the reported net income per share.

9. SUBSEQUENT EVENTS

        On September 26, 2002, the Company announced the execution of a letter of agreement to negotiate exclusively for the purchase of seven West Tennessee hospitals from Methodist Healthcare of Memphis, Tennessee. The acquisition includes Methodist hospitals in Brownsville, Dyersburg, Jackson, Lexington, Martin, McKenzie and Selmer, as well as Methodist's outpatient care and ancillary services located in these areas. The hospitals have a total of 676 licensed beds. The purchase is subject to negotiation and board approval of a definitive agreement as well as regulatory approvals.

        On October 3, 2002, the Company announced the execution of a definitive agreement to acquire Lake Wales Medical Center located in Polk County, Florida, approximately 55 miles east of Tampa. The hospital is being acquired from Winter Haven Hospital, a local non-profit organization. The hospital has a total of 154 beds. This purchase is subject to regulatory approvals and is expected to close in the fourth quarter of 2002.

        On November 4, 2002, the Company entered into a $150 million interest rate swap agreement to limit the cash flow effect of changes in interest rates on a portion of our long-term borrowings. Under the agreement, the Company pays interest quarterly at an annualized fixed interest rate of 3.3% for a term ending November 2007. On the payment dates, the Company receives an offsetting variable rate of interest payment from the counterparty based on the three month London Inter-Bank Offer Rate.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included herein.

Acquisitions

        During the quarter ended September 30, 2002, we acquired through separate transactions most of the assets, including working capital, of two hospitals. The consideration for the two hospitals totaled approximately $60 million, of which approximately $49 million was paid in cash and approximately $11 million was assumed in liabilities. Combined licensed beds at these facilities totaled 217. Both hospitals were acquired from local non-profit organizations and are the sole provider of general hospital services in their respective communities.

        During the six months ended June 30, 2002, we acquired through separate purchase transactions most of the assets, including certain working capital accounts, of three hospitals. The consideration for the three hospitals totaled approximately $85 million, of which approximately $66 million was paid in cash and approximately $19 million was assumed in liabilities. Combined licensed beds at these facilities totaled 641. Each hospital was acquired from a local non-profit organization and is the sole provider of general hospital services in its community. One of the acquisitions includes a long-term lease of the primary facility from a governmental entity. We prepaid the related lease obligation and have included the prepayment as part of the total consideration.

Sources of Operating Revenue

        Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. Approximately 43% of net operating revenues for the three month periods ended September 30, 2002 and September 30, 2001, are related to services rendered to patients covered by the Medicare and Medicaid programs. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in the periods that such adjustments become known. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the three and nine month periods ended September 30, 2002 and 2001.

        We expect the percentage of our net revenues received from the Medicare program to increase due to the general aging of the population and the restoration of some payments under the Balanced Budget Refinement Act of 1999 and Benefit and Improvement Protection Act of 2000. The payment rates under the Medicare program for inpatient services are based on a prospective payment system, based upon the discharge diagnosis of the patient. While these rates are indexed annually for inflation, the increases have historically been less than actual inflation. Reductions in the rate of increase in Medicare reimbursement may have an adverse impact on our net operating revenue growth. Effective April 1, 2002, Centers for Medicare and Medicaid Services implemented changes to the Medicare outpatient prospective payment system. Although these changes have resulted in reductions to Medicare outpatient payments, these reductions, as well as changes to the Medicare system caused by the Benefit Improvement and Protection Act of 2000, should not materially affect our net operating revenue growth.

        In addition, certain managed care programs, insurance companies, and employers are actively negotiating the amounts paid to hospitals as opposed to hospitals' standard rates. The trend toward increased enrollment in managed care may adversely affect our net operating revenue growth.

Results of Operations

        Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include orthopedics, cardiology, OB/GYN, occupational medicine, diagnostic services, emergency services, rehabilitation treatment, home health, and skilled nursing. The strongest demand for hospital services generally occurs during January through April and the weakest demand for these services occurs during the summer months. Accordingly, eliminating the effect of new acquisitions, our net operating revenues and earnings are generally highest during the first quarter and lowest during the third quarter.

        The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(expressed as a percentage of net operating revenues)
Net operating revenues	100.0	100.0	100.0	100.0
Operating expenses (a)	84.2	82.2	83.5	81.5
EBITDA (b)	15.8	17.8	16.5	18.5
Depreciation and amortization	5.2	5.6	5.3	5.5
Amortization of goodwill	—	1.8	—	1.7
Minority interest in earnings	0.1	—	0.1	—

Income from operations	10.5	10.4	11.1	11.3
Interest, net	2.7	5.6	3.0	6.3

Income before extraordinary item and income taxes	7.8	4.8	8.1	5.0
Provision for income taxes	3.2	2.4	3.3	2.5
Extraordinary Loss	1.0	—	0.4	—

Net income	3.6	2.4	4.4	2.5

	Three Months Ended Sept. 30, 2002	Nine Months Ended Sept. 30, 2002
	(expressed in percentages)
Percentage change from same period prior year:
Net operating revenues	32.7	33.0
Admissions	27.6	26.7
Adjusted admissions (c)	27.2	27.5
Average length of stay	2.7	2.6
EBITDA	18.0	18.7
Same-hospitals percentage change from same period prior year (d):
Net operating revenues	10.7	9.4
Admissions	6.1	4.6
Adjusted admissions	6.0	5.6
EBITDA	11.3	10.9

(a)
Operating expenses include salaries and benefits, provision for bad debts, supplies, rent, and other operating expenses, and exclude the items that are excluded for purposes of determining EBITDA as discussed in footnote (b) below.

(b)
EBITDA consists of income before extraordinary item interest, income taxes, depreciation and amortization, amortization of goodwill, and minority interest in earnings. EBITDA should not be considered a measure of financial performance under generally accepted accounting principles. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a key measure used by management to evaluate our operations and provide useful information to investors. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

(c)
Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)
Includes acquired hospitals to the extent we operated them during comparable periods in both years.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

        Net operating revenues increased by 32.7% to $552.8 million for the three months ended September 30, 2002 from $416.6 million for the three months ended September 30, 2001. Of the $136.2 million increase in net operating revenues, the eight hospitals we acquired after July 1, 2001 contributed approximately $91.6 million, and hospitals we owned throughout both periods contributed $44.6 million, an increase of 10.7%. The increase from hospitals owned throughout both periods was attributable primarily to volume increases and rate increases from managed care and other payors, offset by a slight decrease in government reimbursement.

        Inpatient admissions increased by 27.6% for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. Adjusted admissions increased by 27.2% for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. Average length of stay increased slightly from 3.7 for the three months ended September 30, 2001, to 3.8 days for the three months ended September 30, 2002. On a same-hospital basis, inpatient admissions increased by 6.1% for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001, and adjusted admissions increased by 6.0% for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001. The increase in same-hospital inpatient admissions and adjusted admissions was due primarily to an increase in services offered, supported by our physician relationship development efforts and the addition of physicians through our focused recruitment program. On a same-hospital basis, net outpatient revenues increased 7.8% for the three months ended September 30, 2002, as compared to the three months ended September 30, 2001.

        Operating expenses, as a percentage of net operating revenues, increased from 82.2% for the three months ended September 30, 2001 to 84.2% for the three months ended September 30, 2002. Salaries and benefits, as a percentage of net operating revenues, increased from 39.2% for the three months ended September 30, 2001 to 40.1% for the three months ended September 30, 2002, primarily as a result of the hospitals acquired in 2001 and 2002 having higher salaries and benefits as a percentage of net operating revenues. Provision for bad debts, as a percentage of net operating revenues, increased from 9.2% for the three months ended September 30, 2001 to 9.5% for the comparable period in 2002 due primarily to an increase in private payor revenue. Supplies as a percentage of net operating revenues decreased to 11.4% for the three months ended September 30, 2002, from 11.6% for the comparable period in 2001, due to savings realized from previous acquisitions converting to our normal supply contracts offset by recently acquired hospitals having higher supplies expense as a percentage of net revenue. Rent and other operating expenses, as a percentage of net operating revenues, increased from 22.2% for the three months ended September 30, 2001 to 23.2% for the three months ended September 30, 2002 due primarily to increases in the use of contract labor and malpractice expense. EBITDA margin decreased from 17.8% for the three months ended September 30, 2001 to 15.8% for the three months ended September 30, 2002 due to lower initial EBITDA margins associated with hospitals acquired in 2001 and 2002.

        On a same-hospital basis, operating expenses as a percentage of net operating revenues decreased from 82.2% for the three months ended September 30, 2001 to 82.1% for the three months ended September 30, 2002, resulting in an increase in our same-hospital EBITDA margin from 17.8% for the three months ended September 30, 2001 to 17.9% for the three months ended September 30, 2002. We achieved this reduction through efficiency and productivity gains in payroll and reductions in supplies expense, offset by increases in provision for bad debts, contract labor and malpractice expense.

        Depreciation and amortization increased by $5.7 million from $23.3 million for the three months ended September 30, 2001 to $29.0 million for the three months ended September 30, 2002. The four hospitals acquired after July 1, 2001 and the four hospitals acquired in 2002 accounted for $2.4 million of the increase; facility renovations and purchases of equipment, information systems upgrades, and other deferred items, primarily the amortization of physician recruitment costs, accounted for the remaining $3.3 million.

        As a result of the adoption of SFAS No. 142, goodwill is no longer amortized. Amortization of goodwill for the three months ended September 30, 2001 was $7.3 million.

        Interest, net decreased by $8.7 million from $23.5 million for the three months ended September 30, 2001 to $14.8 million for the three months ended September 30, 2002. This decrease can be attributed to a net decrease from the repayment of our subordinated debt with proceeds from our concurrent convertible debt and equity offerings in 2001 of $7.2 million, a reduction in our current borrowing rates, offset by additional borrowings of $3.1 million, and an increase in interest expense resulting from our interest rate swap agreements of $1.6 million.

        Income before income taxes and extraordinary item increased from $19.9 million for the three months ended September 30, 2001 to $43.2 million for the three months ended September 30, 2002, primarily as a result of a decrease in interest expense of $8.7 million from the prior year quarter, elimination of goodwill amortization of $7.3 million from the newly adopted accounting pronouncement SFAS No. 142, the continuing execution of our operating strategy and increased volumes at hospitals owned during both periods.

        Provision for income taxes increased from $9.8 million for the three months ended September 30, 2001 to $17.8 million for the three months ended September 30, 2002 as a result of the increase in pre-tax income. The decrease in the effective tax rate from 49.4% for the three months ended September 30, 2001 to 41.1% for the three months ended September 30, 2002, is primarily the result of the elimination of non-deductible goodwill amortization.

        During the third quarter of 2002, we refinanced our existing $1.1 billion credit agreement and repaid certain indebtedness. In connection with repayment of the existing credit agreement, we recognized an extraordinary loss of $5.3 million, net of tax benefit of $3.4 million, on early extinguishment of debt as a result of writing off deferred financing costs associated with the refinanced credit agreement.

        Net income was $20.2 million for the three months ended September 30, 2002 compared to net income of $10.0 million for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

        Net operating revenues increased 33.0% to $1,616.9 million for the nine months ended September 30, 2002 from $1,216.1 million for the nine months ended September 30, 2001. Of the $400.8 million increase in net operating revenues, the five hospitals acquired in 2001 prior to being included in same store revenues and four hospitals acquired in 2002 contributed approximately $286.5 million, and hospitals we owned throughout both periods contributed $114.3 million, an increase of 9.4%. The increase from hospitals owned throughout both periods was attributable primarily to volume increases and rate increases from managed care and other payors, offset by a slight decrease in government reimbursement.

        Inpatient admissions increased by 26.7% for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. Adjusted admissions increased by 27.5% for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. Average length of stay increased slightly from 3.8 days for the nine months ended September 30, 2001, to 3.9 days for the nine months ended September 30, 2002. On a same-hospital basis, inpatient admissions increased by 4.6% for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001, and adjusted admissions increased by 5.6% for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001. The increase in same-hospital inpatient admissions and adjusted admissions was due primarily to an increase in services offered, supported by physician relationship development efforts and the addition of physicians through our focused recruitment program. On a same-hospital basis, net outpatient revenues increased 7.6% for the nine months ended September 30, 2002, as compared to the nine months ended September 30, 2001.

        Operating expenses, as a percentage of net operating revenues, increased from 81.5% for the nine months ended September 30, 2001, to 83.5% for the nine months ended September 30, 2002. Salaries and benefits, as a percentage of net operating revenues, increased from 38.9% for the nine months ended September 30, 2001 to 40.4% for the nine months ended September 30, 2002, primarily as a result of the hospitals acquired in 2001 and 2002 having higher salaries and benefits as a percentage of net operating revenues. Provision for bad debts, as a percentage of net operating revenues, increased to 9.3% for the nine months ended September 30, 2002 from 9.2% for the comparable period in 2001 due primarily to an increase in private payor revenue. Supplies as a percentage of net operating revenues increased to 11.7% for the nine months ended September 30, 2002, from 11.6% for the comparable period in 2001 due to recently acquired hospitals having higher supplies expense as a percentage of net revenue, offset by savings realized from previous acquisitions converting to our normal supply contracts. Rent and other operating expenses, as a percentage of net operating revenues, increased from 21.8% for the nine months ended September 30, 2001 to 22.1% for the nine months ended September 30, 2002, due primarily to increases in the use of contract labor and malpractice expense. EBITDA margins decreased from 18.5% for the nine months ended September 30, 2001 to 16.5% for the nine months ended September 30, 2002 due to lower initial EBITDA margins associated with hospitals acquired in 2001 and 2002.

        On a same-hospital basis, operating expenses as a percentage of net operating revenues decreased from 81.5% for the nine months ended September 30, 2001 to 81.3% for the nine months ended September 30, 2002, resulting in an increase in our same-hospital EBITDA margin from 18.5% for the nine months ended September 30, 2001, to 18.7% for the nine months ended September 30, 2002. We achieved this reduction through efficiency and productivity gains in payroll and reductions in supplies expense, offset by increases in provision for bad debt, contract labor and malpractice expense.

        Depreciation and amortization increased by $20.0 million from $66.4 million for the nine months ended September 30, 2001 to $86.4 million for the nine months ended September 30, 2002. The five hospitals acquired in 2001 and four hospitals acquired in 2002 accounted for $8.2 million of the increase, facility renovations and purchases of equipment, information system upgrades, and other deferred items, primarily the amortization of physician recruitment costs, accounted for the remaining $11.8 million.

        As a result of the adoption of SFAS No. 142, goodwill is no longer amortized. Amortization of goodwill for the nine months ended September 30, 2001 was $21.4 million.

        Interest, net decreased by $28.7 million from $76.7 million for the three months ended September 30, 2001 to $48.0 million for the three months ended September 30, 2002. This decrease can be attributed to a net decrease from the repayment of our subordinated convertible debt and equity offerings in 2001 of $21.7 million, a reduction in our current borrowing rates, offset by additional borrowings of $11.6 million, and an increase in interest expense resulting from our interest rate swap agreements of $4.6 million.

        Income before income taxes and extraordinary item increased from $60.6 million for the nine months ended September 30, 2001 to $130.9 million for the nine months ended September 30, 2002, primarily as a result of a decrease in interest expense of $28.7 million, elimination of goodwill amortization of $21.4 million from the newly adopted accounting pronouncement SFAS No. 142, the continuing execution of our operating strategy and increased volumes at hospitals owned during both periods.

        Provision for income taxes increased from $30.1 million for the nine months ended September 30, 2001 to $54.1 million for the nine months ended September 30, 2002 as a result of the increase in pre-tax income. The decrease in the effective tax rate from 49.6% for the nine months ended September 30, 2001 to 41.3% for the nine months ended September 30, 2002, is primarily the result of the elimination of non-deductible goodwill amortization.

        During the third quarter 2002, we refinanced our existing $1.1 billion credit agreement and repaid certain indebtedness. In connection with repayment of the existing credit agreement, we recognized an extraordinary loss of $5.3 million, net of tax benefit of $3.4 million, on early extinguishment of debt as a result of writing off deferred financing costs associated with the refinanced credit agreement.

        Net income was $71.6 million for the nine months ended September 30, 2002 compared to $30.5 million for the nine months ended September 30, 2001.

Liquidity and Capital Resources

        Net cash provided by operating activities increased $82.8 million to $196.9 million for the nine months ended September 30, 2002, from $114.1 million for the nine months ended September 30, 2001. The primary components of the increase in cash flow are an increase in net income of $41.0 million, an increase in non-cash expenses of $0.8 million and an increase of cash from working capital of $41.0 million when comparing the nine month periods ended September 30, 2002 and 2001. The use of cash from investing activities increased from $144.9 million for the nine months ended September 30, 2001 to $232.2 million for the nine months ended September 30, 2002. Of this increase, $72.6 million resulted from the acquisition activity during the nine months ended September 30, 2002. Net cash provided by financing activities increased $109.7 million during the comparable periods primarily as a result of additional borrowings during the 2002 period.

        We have federal net operating loss carry forwards that we have used to offset a substantial amount of federal taxable income, resulting in cash savings of approximately $27.1 million, net of amounts owed for alternative minimum tax, for the nine months ended September 30, 2002. We anticipate by December 31, 2002 we will have fully utilized our remaining federal net operating loss carry forwards and beginning in 2003, we will pay cash for our federal tax liability.

Capital Expenditures

        Cash expenditures for purchases of facilities were $127.7 million for the nine months ended September 30, 2002 and $55.1 million for the nine months ended September 30, 2001. The expenditures during the nine months ended September 30, 2002 include $115.3 million for the five hospitals acquired and $12.4 million for information systems and other equipment to integrate recently acquired hospitals.

        Excluding the cost to construct replacement hospitals and capital leases, our capital expenditures for the nine months ended September 30, 2002 totaled $55.3 million compared to $56.3 million for the nine months ended September 30, 2001. Costs to construct replacement hospitals totaled $31.6 million, including $5.3 million of capital leases related to the construction projects during the nine months ended September 30, 2002. We also entered into $3.2 million of other capital leases during the nine months ended September 30, 2002, unrelated to construction of replacement hospitals.

        Pursuant to hospital purchase agreements in effect as of September 30, 2002, we are required to construct three replacement hospitals through 2005 with an aggregate estimated construction cost, including equipment, of approximately $110 million. Of this amount, a cumulative total of approximately $46 million has been expended through September 30, 2002. We expect total capital expenditures of approximately $110 to $112 million for the year ended December 31, 2002, including approximately $75 million for renovation and equipment purchases (which includes amounts pursuant to certain hospital purchase agreements) and approximately $35 to $37 million for construction of replacement hospitals.

Capital Resources

        Net working capital was $315.4 million at September 30, 2002 compared to $195.0 million at December 31, 2001. The $120.4 million increase was attributable primarily to a draw made on our credit line, a decrease in current maturities in long-term debt resulting from the refinancing of our credit agreement in July 2002, an increase in cash and cash equivalents, an increase in accounts receivable consistent with the recent acquisitions and the increase in net revenues, offset by an increase in accounts payable and other liabilities, which is largely associated with the 2002 acquisitions.

        On July 16, 2002, we entered into a new $1.2 billion senior secured credit facility with a consortium of lenders. The new facility replaced our previous credit facility and consists of an $850 million term loan that matures in 2010 (as opposed to 2005 under the previous facility) and a six-year $350 million revolving credit facility that matures in 2008 (as opposed to 2004 under the previous facility). We may elect from time to time an interest rate per annum for the borrowings under the term loan and revolving credit facility equal to (a) an annual benchmark rate, which will be equal to the greatest of (i) the Prime Rate; (ii) the Base CD Rate plus 100 basis points or (iii) the Federal Funds Effective Rate plus 50 basis points (the "ABR") or (b) the Eurodollar Rate plus 250 basis points and the Eurodollar Rate plus the Eurodollar Applicable Margin for revolving credit loans, respectively. We also pay a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee is based on a pricing grid depending on the Eurodollar Applicable Margin for revolving credit loans. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, we will pay fees for each letter of credit issued under the credit facility. The new facility has a feature that allows for an additional $200 million of future funded term loans. The purpose of the new facility was to refinance the Company's existing credit agreement, repay certain other indebtedness, and fund general corporate purposes including acquisitions. As of September 30, 2002, our availability for additional borrowings under our revolving credit facility along with available cash was approximately $350 million. As of September 30, 2002, our weighted average interest rate under our credit agreement was 4.75%.

        We are required to pay a quarterly commitment fee at a rate which ranges from 0.375% to 0.500% based on specified financial performance criteria. This fee applies to unused commitments under the revolving credit facility.

        The terms of the credit agreement include various restrictive covenants. These covenants include restrictions on additional indebtedness, investments, asset sales, capital expenditures, dividends, sale and leasebacks, contingent obligations, transactions with affiliates, and fundamental changes. The covenants also require maintenance of various ratios regarding consolidated total indebtedness, consolidated interest, and fixed charges. The level of these covenants are similar to or more favorable than the credit facility we refinanced.

        On November 20, 2001, we entered into three separate interest rate swap agreements, each for a notional amount of $100 million, to limit the effect of changes in interest rates on a portion of our long-term borrowings. Under the agreements, we pay interest quarterly at annualized fixed rates of 3.37%, 4.03% and 4.46%, for terms ending November 2003, 2004 and 2005, respectively. In addition, on November 4, 2002, we entered into an interest rate swap agreement for $150 million. Under the agreement we pay interest quarterly at an annualized fixed interest rate of 3.3% for a term ending November, 2007. On the payment dates for each of these agreements, we receive an offsetting variable rate of interest payments from the counterparty based on the three-month London Inter-Bank Offer Rate.

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

Reimbursement, Legislative and Regulatory Changes

        Legislative and regulatory action has resulted in continuing change in the Medicare and Medicaid reimbursement programs which will continue to limit payment increases under these programs and in some cases implement payment decreases. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations, and discretion which may further affect payments made under those programs, and the federal and state governments might, in the future, reduce the funds available under those programs or require more stringent utilization and quality reviews of hospital facilities. Additionally, there may be a continued rise in managed care programs and future restructuring of the financing and delivery of healthcare in the United States. These events could have an adverse effect on our future financial results.

Inflation

        The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, our suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures, including our case and resource management program, to curb increases in operating costs and expenses. We have, to date, offset increases in operating costs by increasing reimbursement for services, expanding services and reducing costs in other areas. However, we cannot predict our ability to cover or offset future cost increases.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill and Other Intangibles

        Goodwill represents the excess of cost over the fair value of net assets acquired. Prior to January 1, 2002, goodwill arising from business combinations completed prior to July 1, 2001 was amortized on a straight-line basis ranging from 18 to 40 years; goodwill arising from business combinations completed after September 30, 2001 are accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 and SFAS No. 142 and are not amortized. Effective January 1, 2002, under the provisions of SFAS No. 142, goodwill is no longer amortized. Annually, as required by SFAS No. 142, we review our goodwill for possible impairment.

Professional Liability Claims

        We accrue for estimated losses resulting from professional liability claims to the extent they are not covered by insurance. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections. To the extent that subsequent claims information varies from management's estimates, the liability is adjusted currently. Our insurance is underwritten on a "claims-made" basis and substantially all of our professional and general liability risks are subject to a $2.0 million per occurrence deductible for claims made on or after June 1, 2002 and to a $0.5 million per occurrence deductible for claims made before June 1, 2002.

Recent Accounting Pronouncements

        Effective July 1, 2001, we adopted SFAS No. 141, "Business Combinations"; and effective January 1, 2002, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets." No impairment write-down occurred from the adoption of SFAS No. 142.

        SFAS No. 143, "Accounting for Asset Retirement Obligations," was issued in June 2001 by the Financial Accounting Standards Board ("FASB") and is effective for financial statements issued for fiscal years beginning after June 15, 2002. Earlier application is encouraged. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated retirement costs. This Statement applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) the normal operation of a long-lived asset, except for certain obligations of lessees. We do not expect the implementation of SFAS No. 143 to have a material effect on our consolidated financial position or consolidated results of operations.

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

        In April, 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds FASB No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, FASB No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This Statement also rescinds FASB No. 44, "Accounting for Intangible Assets of Motor Carriers." This Statement amends FASB No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement related to the rescission of Statement 4 are effective for fiscal years beginning after May 15, 2002. Upon adoption, the extraordinary losses recognized in the quarter ended September 30, 2002 and the year ended December 31, 2001 will be reclassified to conform to the provisions of SFAS 145. The provisions of this Statement related to Statement 13 are effective for transactions occurring after May 15, 2002. All other provisions of this Statement are effective for financial statements issued on or after May 15, 2002. We do not expect the implementation of these remaining provisions to have a material effect on our consolidated financial position or consolidated results of operations.

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

  •
  changes in inpatient or outpatient Medicare and Medicaid payment levels;

  •
  uncertainty with the Health Insurance Portability and Accountability Act of 1996 regulations;

  •
  liability and other claims asserted against us, including self-insured malpractice claims;

  •
  availability of insurance coverage and increases in costs to obtain coverage;

  •
  competition;

  •
  our ability to attract and retain qualified personnel, including physicians, nurses and other health care workers;

  •
  trends toward treatment of patients in less acute healthcare settings;

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

        A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1 million for the three months ended September 30, 2002 and $3 million for the nine months ended September 30, 2002.

Item 4: Controls and Procedures

        Within the 90 days prior to the date of this report, our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are adequately designed to ensure that the information required to be included in this report has been recorded, processed, summarized and reported on a timely basis. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation. There have been no corrective actions taken with regard to significant deficiencies and material weaknesses subsequent to the date of our most recent evaluation.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

        Reference is made to Item 1. Legal Proceedings in our Form 10-Q for the quarter ended June 30, 2002.

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None.

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(b)
Reports on Form 8-K

  Form 8-K dated July 16, 2002, was filed in connection with the completion of our $1.2 billion senior secured credit facility.

  Form 8-K dated July 24, 2002, was filed in connection with the issuance of our press release announcing operating results for the quarter ended June 30, 2002.

  Form 8-K dated August 8, 2002, was filed in connection with the delivery to the Securities and Exchange Commission of our chief executive officer's and chief financial officer's individual sworn statements pursuant to Section 21(a)(1) of the Securities Exchange Act of 1934.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 12, 2002	COMMUNITY HEALTH SYSTEMS, INC.
(Registrant)
	By:	/s/ WAYNE T. SMITH
Wayne T. Smith Chairman of the Board, President and Chief Executive Officer (principal executive officer)
	By:	/s/ W. LARRY CASH
W. Larry Cash Executive Vice President and Chief Financial Officer (principal financial officer)
	By:	/s/ T. MARK BUFORD
T. Mark Buford Vice President and Corporate Controller (principal accounting officer)

Certifications

I, Wayne T. Smith, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Community Health Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ WAYNE T. SMITH
Wayne T. Smith Chairman of the Board, President and Chief Executive Officer

I, W. Larry Cash, certify that:

1.
I have reviewed this quarterly report on Form 10-Q of Community Health Systems, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6.
The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002	/s/ W. LARRY CASH
W. Larry Cash Executive Vice President and Chief Financial Officer

Index to Exhibits

No.	Description
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.