Form 10-K
period 2002-12-31
COMMUNITY HEALTH SYSTEMS INC/
filed 2003-03-27
CIK 1108109

Use these links to rapidly review the document
TABLE OF CONTENTS FORM 10-K ANNUAL REPORT COMMUNITY HEALTH SYSTEMS, INC. Year Ended December 31, 2002
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the year ended December 31, 2002

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)  Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was $1,411,025,735. Market value is determined by reference to the closing price on June 28, 2002 of the Registrant's Common Stock as reported by the New York Stock Exchange. As of March 10, 2003 there were 98,320,010 shares of common stock, par value $.01 per share outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Registrant's definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Stockholders of the Registrant scheduled to be held on May 22, 2003 have been incorporated by reference into Part III of this Report.

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT
COMMUNITY HEALTH SYSTEMS, INC.
Year Ended December 31, 2002

Note:    Portions of the Registrant's definitive Proxy Statement to be filed under Regulation 14A in connection with the Annual Meeting of Stockholders of the Registrant scheduled to be held on May 22, 2003 have been incorporated by reference into Part III, Items 10, 11, 12, and 13 of this Report.

PART I

Item 1.

BUSINESS OF COMMUNITY HEALTH SYSTEMS

Overview of Our Company

        We are the largest non-urban provider of general hospital healthcare services in the United States in terms of number of facilities and the second largest in terms of revenues. As of December 31, 2002, we owned, leased or operated 63 hospitals, geographically diversified across 22 states, with an aggregate of 6,310 licensed beds. In over 85% of our markets, we are the sole provider of these services. In all but one of our other markets, we are one of two providers of these services. For the fiscal year ended December 31, 2002, we generated $2.2 billion in revenues, $362 million in EBITDA and $242 million in income from operations.

        Effective January 1, 2003, we acquired seven hospitals from Methodist Healthcare Corporation in a single purchase transaction. These seven hospitals are located in Western Tennessee and have a combined 676 licensed beds. The aggregate consideration for these seven hospitals totaled approximately $148 million. On January 14, 2003, the Company announced the signing of a definitive agreement to acquire Southside Regional Medical Center in Petersburg, Virginia. Included in this acquisition is a 408 licensed bed hospital. This transaction is subject to regulatory approvals.

        Affiliates of Forstmann Little & Co. formed us in 1996 to acquire our predecessor company. Wayne T. Smith, who has over 30 years of experience in the healthcare industry, joined our company as President in January 1997. We named him Chief Executive Officer in April 1997 and Chairman of our Board of Directors in February 2001. Under this ownership and leadership, we have:

  •
  strengthened the senior management team in all key business areas;

  •
  standardized and centralized our operations across key business areas;

  •
  implemented a disciplined acquisition program;

  •
  expanded and improved the services and facilities at our hospitals;

  •
  implemented quality of care improvement programs at our hospitals;

  •
  recruited additional physicians to our hospitals; and

  •
  instituted a company-wide regulatory compliance program.

        As a result of these initiatives, we achieved revenue growth of 29.9% in 2002, 26.6% in 2001, and 23.8% in 2000. We also achieved growth in EBITDA of 17.2% in 2002, 22.1% in 2001, and 23.8% in 2000. As a result of our continued expansion through acquisitions, our consolidated EBITDA margins decreased from 16.5% in 1997 to 16.4% for 2002. On a same hospital basis, EBITDA margin increased from 18.2% in 2001 to 18.4% in 2002.

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

        Our Internet address is www.chs.net and the investor relations section of our web site is located at www.chs.net/investor.relations. We make available free of charge, through the investor relations section of our web site, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports, as soon as reasonably practical after they are filed with the Securities and Exchange Commission. Our filings are also available to the public at the web site maintained by the Securities and Exchange Commission, www.sec.gov.

Our Business Strategy

        The key elements of our business strategy are to:

  •
  increase revenue at our facilities;

  •
  grow through selective acquisitions;

  •
  improve profitability; and

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

  •
  expanding the breadth of services offered at our hospitals through targeted capital expenditures to support the addition of more complex services, including orthopedics, cardiology, OB/GYN, urology; and

  •
  providing the capital to invest in technology and the physical plant at the facilities, particularly in our emergency rooms, surgery departments and diagnostic services.

        By taking these actions, we believe that we can increase our share of the healthcare dollars spent by local residents and limit inpatient and outpatient migration to larger urban facilities. Total revenue for hospitals operated by us for a full year increased by 9.7% from 2001 to 2002. Total inpatient admissions for those same hospitals increased by 4.4% over the same period.

        Physician Recruiting.    The primary method of adding or expanding medical services is the recruitment of new physicians into the community. A core group of primary care physicians is necessary as an initial contact point for all local healthcare. The addition of specialists who offer services including general surgery, OB/GYN, cardiology, orthopedics and urology completes the full range of medical and surgical services required to meet a community's core healthcare needs. When we acquire a hospital, we identify the healthcare needs of the community by analyzing demographic data and patient referral trends. As a result of this analysis, we are able to determine what we believe to be the optimum mix of primary care physicians and specialists. We employ recruiters at the corporate level to support the local hospital managers in their recruitment efforts. Since 1999, we have increased the number of physicians affiliated with us by approximately 775. The percentage of recruited or other physicians commencing practice with us that were surgeons or specialists was over 60% in 2002. Most of our physicians are not employed by us but rather they are in private practice in their communities. We have been successful in recruiting physicians because of the practice opportunities afforded physicians in our markets, as well as lower managed care penetration as compared to urban areas. These physicians are able to earn incomes comparable to incomes earned by physicians in urban centers.

        Emergency Room Initiatives.    Given that over 50% of our hospital admissions originate in the emergency room, we systematically take steps to increase patient flow in our emergency rooms as a means of optimizing utilization rates for our hospitals. Furthermore, the impression of our overall operations by our customers is substantially influenced by our emergency room since generally that is their first experience with our hospitals. The steps we take to increase patient flow in our emergency rooms include renovating and expanding our emergency room facilities, improving service, and reducing waiting times, as well as publicizing our emergency room capabilities in the local community. We have expanded or renovated 24 of our emergency room facilities since 1997. We have also implemented marketing campaigns that emphasize the speed, convenience, and quality of our emergency rooms to enhance each community's awareness of our emergency room services.

        One component of upgrading our emergency rooms is the implementation of specialized software programs designed to assist physicians in making diagnoses and determining treatments. The software also benefits patients and hospital personnel by assisting in proper documentation of patient records and tracking patient flow. It enables our nurses to provide more consistent patient care and provides clear instructions to patients at time of discharge to help them better understand their treatments.

        Expansion of Services.    In an effort to better meet the healthcare needs of the communities we serve and to capture a greater portion of the healthcare spending in our markets, we have added a broad range of services to our facilities. These services range from various types of diagnostic equipment capabilities to additional and renovated emergency rooms, surgical suites and specialty services. For example, in 2002, 13 major construction projects, totaling approximately $79 million, were completed. Those projects included two replacement hospitals, new emergency rooms and renovated surgical suites and intensive care units. These projects improved various diagnostic and other outpatient service capabilities. We continue to believe that appropriate capital investments in our facilities combined with the development of our service capabilities will reduce the migration of patients to competing providers.

        Managed Care Strategy.    Managed care has seen growth across the U.S. as health plans expand service areas and membership. As we service primarily non-urban markets, we do not have significant relationships with managed care organizations, especially with Medicare Choice HMO's. We have responded with a proactive and carefully considered strategy developed specifically for each of our facilities. Our experienced business development department reviews and approves all managed care contracts, which are managed by our corporate managed care department using a central database. The primary mission of this department is to select and evaluate appropriate managed care opportunities, manage existing reimbursement arrangements, negotiate increases, and educate our physicians. We do not intend to enter into capitated or risk sharing contracts. However, some purchased hospitals have risk sharing contracts at the time of acquisition. We seek to discontinue these contracts to eliminate risk retention related to patient care. We do not believe that we have any risk sharing contracts that are material to the financial statements.

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

In each year since 1997, we have met or exceeded our acquisition goals. We estimate that there are currently approximately 375 hospitals that meet our acquisition criteria. These hospitals are primarily not-for-profit or municipally owned.

        Disciplined Acquisition Approach.    We have been disciplined in our approach to acquisitions. We have a dedicated team of internal and external professionals who complete a thorough review of the hospital's financial and operating performance, the demographics of the market, and the state of the physical plant of the facilities. Based on our historical experience, we then build a pro forma financial model that reflects what we believe can be accomplished under our ownership. Whether we buy or lease the existing facility or agree to construct a replacement hospital, we have been disciplined in our approach to pricing. We typically begin the acquisition process by entering into a non-binding letter of intent with an acquisition candidate. After we complete business and financial due diligence and financial modeling, we decide whether or not to enter into a definitive agreement.

        Acquisition Efforts.    We have significantly enhanced our acquisition efforts in the last five years in an effort to achieve our goals. We have focused on identifying possible acquisition opportunities through expanding our internal acquisition group and working with a broad range of financial advisors who are active in the sale of hospitals, especially in the not-for-profit sector. From July 1996 through December 31, 2002, we acquired 35 hospitals for an aggregate investment of approximately $1.2 billion, including working capital.

        Several hospitals we have acquired are located in service areas having populations within the lower to middle range of our criteria. However, we have also acquired hospitals having service area populations in the upper range of our criteria. For example, in 1998, we acquired a 162-bed hospital in Roswell, New Mexico, which has a service population of over 70,000 and is located 200 miles from the nearest urban centers in Albuquerque, New Mexico and Lubbock, Texas; in 2000, we acquired a 164-bed hospital in Kirksville, Missouri, which has a service area population of over 100,000; in 2001, we acquired a 369-bed hospital in Easton, Pennsylvania, which has a service population of over 150,000; in 2002, we acquired a 386-bed hospital in Granite City, Illinois, which has a service area population of over 130,000. Hospitals similar to the ones located in Roswell, Kirksville, Easton and Granite City offer even greater opportunities to recruit physicians and expand services given their larger service area populations.

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

        Pursuant to certain purchase agreements, we may commit to an amount of capital expenditures (e.g., for replacement facilities, renovations, equipment, etc.) over a specified period of time. Under such commitments, in May 2002, we completed construction of a replacement facility in Tooele, Utah, and in December 2002, we completed construction of a replacement facility in Marion, Illinois. As an obligation under hospital purchase agreements in effect as of December 31, 2002, we are required to construct two additional replacement facilities through 2004 with an aggregate estimated construction cost, including equipment, of approximately $60 million. Of this amount, approximately $10 million has been expended through December 31, 2002. The two replacement facilities are expected to be completed by 2004.

  Improve Profitability

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

        In addition, each of our hospital management teams is supported by our centralized operational, reimbursement, regulatory, and compliance expertise as well as by our senior management team, which has an average of over 20 years of experience in the healthcare industry.

        Standardization and Centralization.    Our standardization and centralization initiatives encompass nearly every aspect of our business, from developing standard policies and procedures with respect to patient accounting and physician practice management, to implementing standard processes to initiate, evaluate, and complete construction projects. Our standardization and centralization initiatives have been a key element in improving EBITDA margins subsequent to them being implemented.

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

  •
  Physician Support.  We support our newly recruited physicians to enhance their transition into our communities. We have implemented physician practice management seminars and training. We host these seminars bi-monthly. All newly recruited physicians are required to attend a three-day introductory seminar. The subjects covered in these comprehensive seminars include:

  •
  our corporate structure and philosophy;

  •
  compliance, legal, and regulatory issues;

  •
  provider applications, physician to physician relationships, and performance standards;

  •
  marketing and volume building techniques;

  •
  medical records, equipment, and supplies;

  •
  review of coding and documentation guidelines;

  •
  understanding financial statements;

  •
  national productivity standards; and

  •
  managed care.

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

    Our corporate staff monitor all construction projects, and review and pay all construction project invoices. Our initiatives in this area have reduced our construction costs while maintaining the same level of quality and improving upon the time it takes us to complete these projects.

  •
  Other Initiatives.  We have also improved margins at many of our hospitals by implementing standard programs with respect to ancillary services support in areas including emergency rooms, pharmacy, laboratory, imaging, cardiac services, home health, skilled nursing, centralized outpatient scheduling and health information management. We have reduced costs associated with these services by improving contract terms, standardizing information systems, and encouraging adherence to best practices guidelines.

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

        Under our case and resource management program, patient care begins with a clinical assessment of the appropriate level of care, discharge planning, and medical necessity for planned services. Once a patient is admitted to the hospital, we conduct a review for ongoing medical necessity using appropriateness criteria. We reassess and adjust discharge plan options as the needs of the patient change. We closely monitor cases to prevent delayed service or inappropriate utilization of resources. Once the patient obtains clinical improvement, we encourage the attending physician to consider alternatives to hospitalization through discussions with the facility's physician advisor. Finally, we refer the patient to the appropriate post-hospitalization resources.

  Improve Quality

        We have implemented various programs to ensure improvement in the quality of care provided. We have developed training programs for all senior hospital management, chief nursing officers, quality directors, physicians and other clinical staff. We share information among our hospital management to implement best practices and assist in complying with regulatory requirements. We have standardized accreditation documentation and requirements. Corporate support is provided to each hospital to assist with accreditation reviews. Several of our facilities have received accreditation "with commendation" from the Joint Commission on Accreditation of Healthcare Organizations, commonly known as JCAHO. All hospitals conduct patient, physician, and staff satisfaction surveys to help identify methods of improving the quality of care. During 2002, we completed 22 JCAHO surveys with an average score of 96, which is above the national average of the mid-80's.

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

Selected Operating Data

        The following table sets forth operating statistics for our hospitals for each of the years presented. Statistics for 2002 include a full year of operations for 57 hospitals, and partial periods for six hospitals acquired during the year. Statistics for 2001 include a full year of operations for 52 hospitals and partial periods for five hospitals acquired during the year. Statistics for 2000 include a full year of operations for 45 hospitals and partial periods for one hospital disposed of and seven hospitals acquired during the year.

	Years Ended December 31,
	2002	2001	2000
	(Dollars in Thousands)
Consolidated Hospital Data
Number of hospitals(1)	63	57	52
Licensed beds(1)(2)	6,310	5,391	4,688
Beds in service(1)(3)	4,939	4,139	3,587
Admissions(4)	209,967	169,574	143,310
Adjusted admissions(5)	387,311	311,238	262,419
Patient days(6)	809,166	643,229	548,827
Average length of stay (days)(7)	3.9	3.8	3.8
Occupancy rate (beds in service)(8)	47.9%	46.7%	44.6%
Net operating revenues	$2,200,417	$1,693,625	$1,337,501
Net inpatient revenues as a % of total net operating revenues	52.5%	51.6%	51.0%
Net outpatient revenues as a % of total net operating revenues	46.2%	47.2%	47.3%
EBITDA(9)	$361,964	$308,820	$252,736
EBITDA as a % of total net operating revenues	16.4%	18.2%	18.9%
Net cash flows provided by operating activities	$285,499	$154,387	$25,080
Net cash flows used in investing activities	$(291,140)	$(265,111)	$(244,441)
Net cash flows provided by financing activities	$130,099	$105,370	$228,819
	Year Ended December 31,
			Percentage Increase (Decrease)
	2002	2001
Same Hospitals Data(10)
Admissions(4)	176,959	169,574	4.4%
Adjusted admissions(5)	327,201	311,238	5.1%
Patient days(6)	660,922	643,229	2.8%
Average length of stay (days)(7)	3.7	3.8	(2.6)%
Occupancy rate (beds in service)(8)	47.1%	46.7%
Net operating revenues	$1,857,151	$1,693,501	9.7%
EBITDA(9)	$341,660	$308,175	10.9%
EBITDA, as a % of net operating revenues	18.4%	18.2%

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

(9)
EBITDA consists of income (loss) before extraordinary items, interest, income taxes, depreciation and amortization, amortization of goodwill, and minority interest in earnings. EBITDA should not be considered a measure of financial performance under generally accepted accounting principles. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a key measure used by management to evaluate our operations and provide useful information to investors. EBITDA should not be considered in isolation or as alternatives to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. See reconciliation of income from operations to EBITDA on p. 28.

(10)
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

Net Operating Revenues by Payor Source	2002	2001	2000
Medicare	33.0%	33.5%	34.2%
Medicaid	11.0%	11.3%	11.8%
Managed Care (HMO/PPO)	17.7%	17.5%	15.9%
Private and Other	38.3%	37.7%	38.1%

Total	100.0%	100.0%	100.0%

        As shown above, we receive a substantial portion of our revenue from the Medicare and Medicaid programs.

        Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. All of our hospitals are certified as providers of Medicare and Medicaid services. Amounts received under the Medicare and Medicaid programs are generally significantly less than the hospital's customary charges for the services provided. In recent years, changes made to the Medicare and Medicaid programs have further reduced payment to hospitals. We expect this trend to continue. Since a substantial portion of our revenues comes from patients under Medicare and

Medicaid programs, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in these programs.

        In addition to government programs, we are paid by private payors, which include insurance companies, HMOs, PPOs, other managed care companies, and employers, as well as by patients directly. The Blue Cross HMO payors are included in the above captioned Managed Care (HMO/PPO) line item. All other Blue Cross payors are included in the above captioned Private and Other line item. Patients are generally not responsible for any difference between customary hospital charges and amounts paid for hospital services by Medicare and Medicaid programs, insurance companies, HMOs, PPOs, and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. To further reduce their healthcare costs, an increasing number of insurance companies, HMOs, PPOs, and other managed care companies are negotiating discounted fee structures or fixed amounts for hospital services performed, rather than paying healthcare providers the amounts billed. We negotiate discounts with managed care companies which are typically smaller than discounts under governmental programs. If an increased number of insurance companies, HMOs, PPOs, and other managed care companies succeed in negotiating discounted fee structures or fixed amounts, our results of operations may be negatively affected. For more information on the payment programs on which our revenues depend. See "Payment" below.

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

Supply Contracts

        During fiscal 1997, we entered into an affiliation agreement with Broadlane, a group purchasing organization in which Tenet Healthcare Corporation has a majority ownership interest. This agreement was renewed in 2000 for a term of five years. Our affiliation with Broadlane combines the purchasing power of our hospitals with the purchasing power of more than 600 other healthcare providers affiliated with the program. This increased purchasing power has resulted in reductions in the prices paid by our hospitals for medical supplies, equipment and pharmaceuticals. We also use Broadlane's internet purchasing portal.

Industry Overview

        The Centers for Medicare and Medicaid Services estimated that in 2002, total U.S. healthcare expenditures grew by 8.6% to $1.5 trillion. It projects total U.S. healthcare spending to grow by 7.0% in 2003, by 7.3% annually from 2004 through 2006 and by 6.7% annually from 2007 through 2011. By these estimates, healthcare expenditures will account for approximately $2.8 trillion, or 17.0% of the total U.S. gross domestic product, by 2011.

        Hospital services, the market in which we operate, is the largest single category of healthcare at 30.8% of total healthcare spending in 2002, or $476 billion, as projected by the Centers for Medicare and Medicaid Services. The Centers for Medicare and Medicaid Services projects the hospital services category to grow by 5.7% per year through 2011. It expects growth in hospital healthcare spending to continue due to the aging of the U.S. population and consumer demand for expanded medical services. As hospitals remain the primary setting for healthcare delivery, it expects hospital services to remain the largest category of healthcare spending.

        U.S. Hospital Industry.    The U.S. hospital industry is broadly defined to include acute care, rehabilitation, and psychiatric facilities that are either public (government owned and operated), not-for-profit private (religious or secular), or for-profit institutions (investor owned). According to the American Hospital Association, there are approximately 4,900 inpatient hospitals in the U.S. which are not-for-profit owned, investor owned, or state or local government owned. Of these hospitals, 45% or approximately 2,200, are located in non-urban communities. These facilities offer a broad range of healthcare services, including internal medicine, general surgery, cardiology, oncology, orthopedics,
OB/GYN, and emergency services. In addition, hospitals also offer other ancillary services including psychiatric, diagnostic, rehabilitation, home health, and outpatient surgery services.

Urban vs. Non-Urban Hospitals

        According to the U.S. Census Bureau, 25% of the U.S. population lives in communities designated as non-urban. In these non-urban communities, hospitals are typically the primary source of healthcare and, in many cases, a single hospital is the only provider of general healthcare services. According to the American Hospital Association, in 2001, there were approximately 2,200 non-urban hospitals in the U.S. We believe that a majority of these hospitals are owned by not-for-profit or governmental entities.

        Factors Affecting Performance.    Among the many factors that can influence a hospital's financial and operating performance are:

  •
  facility size and location;

  •
  facility ownership structure (i.e., tax-exempt or investor owned);

  •
  a facility's ability to participate in group purchasing organizations; and

  •
  facility payor mix.

        We believe that non-urban hospitals are generally able to obtain higher operating margins than urban hospitals. Factors contributing to a non-urban hospital's margin advantage include fewer patients with complex medical problems, a lower cost structure, limited competition, and favorable Medicare payment provisions. Patients needing the most complex care are more often served by the larger and/or more specialized urban hospitals. A non-urban hospital's lower cost structure results from its geographic location as well as the lower number of patients treated who need the most highly advanced services. Additionally, because non-urban hospitals are generally sole providers or one of a small group of providers in their markets, there is limited competition. This generally results in more favorable pricing with commercial payors. Medicare has special payment provisions for "sole community hospitals." Under present law, hospitals that qualify for this designation receive higher reimbursement rates and are guaranteed capital reimbursement equal to 90% of capital costs. As of December 31, 2002, 17 of our hospitals were "sole community hospitals." In addition, we believe that non-urban communities are generally characterized by a high level of patient and physician loyalty that fosters cooperative relationships among the local hospitals, physicians, employees, and patients.

        The type of third party responsible for the payment of services performed by healthcare service providers is also an important factor which affects hospital margins. These providers have increasingly exerted pressure on healthcare service providers to reduce the cost of care. The most active providers in this regard have been HMOs, PPOs, and other managed care organizations. The characteristics of non-urban markets make them less attractive to these managed care organizations. This is partly because the limited size of non-urban markets and their diverse, non-national employer bases minimize the ability of managed care organizations to achieve economies of scale. In 2002, approximately 18% of our revenues were paid by managed care organizations.

Hospital Industry Trends

        Demographic Trends.    According to the U.S. Census Bureau, there are approximately 35 million Americans aged 65 or older in the U.S. today, who comprise approximately 13% of the total U.S. population. By the year 2030 the number of elderly is expected to climb to 69 million, or 20% of the total population. Due to the increasing life expectancy of Americans, the number of people aged 85 years and older is also expected to increase from 4.3 million to 8.5 million by the year 2030. This increase in life expectancy will increase demand for healthcare services and, as importantly, the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among the main beneficiaries of this increase in demand. Based on data compiled for us, the populations of the service areas where our hospitals are located grew by 13.1% from 1990 to 2001 and are projected to grow by 3.8% from 2001 to 2006. The number of people aged 55 or older in these service areas grew by 16.8% from 1990 to 2001 and is projected to grow by 11.1% from 2001 to 2006.

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

        The Health Insurance Portability and Accountability Act of 1996 broadened the scope of the fraud and abuse laws by adding several criminal statutes that are not related to receipt of payments from a federal healthcare program. The Accountability Act created civil penalties for conduct, including upcoding and billing for medically unnecessary goods or services. It established new enforcement mechanisms to combat fraud and abuse. These include a bounty system, where a portion of the payments recovered is returned to the government agencies, as well as a whistleblower program. This law also expanded the categories of persons that may be excluded from participation in federal healthcare programs. We have filed for and received an extension to be in compliance with these regulations by October 16, 2003.

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

  •
  free training for a physician's office staff including management and laboratory techniques (but excluding compliance training),

  •
  guarantees which provide that if the physician's income fails to reach a predetermined level, the hospital will pay any portion of the remainder;

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

        We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians own interests in a limited number of our facilities. Physicians may also own our stock. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, management agreements, and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives include revenue guarantees and, in some cases, loans. Although we believe that we have structured our arrangements with physicians in light of the "safe harbor" rules, we cannot assure you that regulatory authorities will not determine otherwise. If that happens, we would be subject to criminal and civil penalties and/or exclusion from participating in Medicare, Medicaid, or other government healthcare programs.

        The Social Security Act also includes a provision commonly known as the "Stark law." This law prohibits physicians from referring Medicare and Medicaid patients to healthcare entities in which they or any of their immediate family members have ownership interests or other financial arrangements. These types of referrals are commonly known as "self referrals." Sanctions for violating the Stark law include civil money penalties, assessments equal to twice the dollar value of each service, and exclusion from Medicare and Medicaid programs. There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital. Interest has been expressed by certain members of Congress that would eliminate this exception, although no legislation is currently pending. Another exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, and recruitment agreements. In January 2002, the federal government issued final regulations which interpret some of the provisions included in the Stark law. Additional regulations are forthcoming which will provide for a full interpretation of this law. We have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark law. However, when the government finalizes all of the regulations, it may interpret certain provisions of this law in a manner different from the manner with which we have interpreted them. We cannot predict the final form that these regulations will take or the effect those regulations will have on us, including any possible restructuring of our existing relationships with physicians.

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

        Emergency Medical Treatment and Active Labor Act.    The Emergency Medical Treatment and Active Labor Act imposes requirements as to the care that must be provided to anyone who comes to facilities providing emergency medical services seeking care before they may be transferred to another facility or otherwise denied care. Regulations have recently been proposed that, if finalized, may impact the provision of emergency medical services at our hospitals. Sanctions for failing to fulfill these requirements include exclusion from participation in Medicare and Medicaid programs and civil money penalties. In addition, the law creates private civil remedies which enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending hospital for damages and equitable relief. A medical facility that suffers a financial loss as a direct result of another participating hospital's violation of the law also has a similar right. Although we believe that our practices are in compliance with the law, we can give no assurance that governmental officials responsible for enforcing the law or others will not assert we are in violation of these laws.

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

        Civil liability under the False Claims Act can be up to three times the actual damages sustained by the government plus civil penalties for each separate false claim. There are many potential bases for liability under the False Claims Act. Although liability under the False Claims Act arises when an entity knowingly submits a false claim for reimbursement to the federal government, the False Claims Act defines the term "knowingly" broadly. Thus, although simple negligence generally will not give rise to liability under the False Claims Act, submitting a claim with reckless disregard to its truth or falsity can constitute "knowingly" submitting a claim. See "Legal Proceedings" for a description of pending, unsealed False Claims Act litigation.

        Healthcare Reform.    The healthcare industry continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system. Proposals that have been considered include cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, and mandatory health insurance coverage for employees. The costs of implementing some of these proposals could be financed, in part, by reductions in payments to healthcare providers under Medicare, Medicaid, and other government programs. We cannot predict the course of future healthcare legislation or other changes in the administration or interpretation of governmental healthcare programs and the effect that any legislation, interpretation, or change may have on us.

        Conversion Legislation.    Many states, including some where we have hospitals and others where we may in the future acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. While these review and, in some instances, approval processes can add additional time to the closing of a hospital acquisition, we have not had any significant difficulties or delays in completing the process. There can be no assurance, however, that future actions on the state level will not seriously delay or even prevent our ability to acquire hospitals. If these activities are widespread, they could have a negative impact on our ability to acquire additional hospitals.

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

        Privacy and Security Requirements of the Health Insurance Portability and Accountability Act of 1996.    The Administrative Simplification Provisions of the Health Insurance Portability and Accountability Act of 1996 require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. On August 17, 2000, the Centers for Medicare and Medicaid Services published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. We have filed for and received an extension to be in compliance with these regulations by October 16, 2003. We cannot predict the impact that final regulations, when fully implemented, will have on us. We have established a sub-committee of our Management Compliance Committee to address our compliance with these regulations.

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

        The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1. The index used to adjust the DRG rates, known as the "market basket index," gives consideration to the inflation experienced by hospitals in purchasing goods and services. For several years, however, the percentage increases in the DRG payments have been lower than the projected increases in the costs of goods and services purchased by hospitals. DRG rate increases were 1.1% for federal fiscal year 1995, 1.5% for federal fiscal year 1996, 2.0% for federal fiscal year 1997, 0.0% for federal fiscal year 1998, 0.5% for federal fiscal year 1999, and 1.1% for federal fiscal year 2000. Under the Benefits Improvement and Protection Act of 2000, the DRG rate increased by 3.4% for federal fiscal year 2001, 2.75% for federal fiscal year 2002, 2.95% for federal fiscal year 2003 and is to be increased by the full "market basket index" for federal fiscal year 2004. Future legislation may decrease the rate of increase for DRG payments, but we are not able to predict the amount of any reduction or the effect that any reduction will have on us.

        Outpatient services have traditionally been paid at the lower of customary charges or on a reasonable cost basis. The Balanced Budget Act of 1997 established a PPS for outpatient hospital services that commenced on August 1, 2000. The Balanced Budget Refinement Act of 1999 eliminated the anticipated average reduction of 5.7% for various Medicare outpatient business under the Balanced Budget Act of 1997. Under the Balanced Budget Refinement Act of 1999, non-urban hospitals with 100 beds or less are held harmless under Medicare outpatient PPS through December 31, 2003. Of our 63 hospitals at December 31, 2002, 39 qualified for this relief. Losses under Medicare outpatient PPS of non-urban hospitals with greater than 100 beds and urban hospitals will be mitigated through a corridor reimbursement approach, where a percentage of losses will be reimbursed through December 31, 2003. Substantially all of our remaining hospitals qualify for relief under this provision. Effective April 1, 2002, the outpatient conversion factor rate was increased by 2.3%; however, adjustments to pass-through payment amounts and other variables within the outpatient PPS resulted in an approximate 5% to 6% net reduction in outpatient PPS payments. The outpatient conversion factor rate was increased by 3.5% January 1, 2003; however, adjustments to other variables within the outpatient PPS resulted in an approximate 3.6% to 4.0% net increase in outpatient PPS payments.

        Skilled nursing facilities and swing bed facilities were historically paid by Medicare on the basis of actual costs, subject to limitations. The Balanced Budget Act of 1997 established a PPS for Medicare skilled nursing facilities and mandated swing bed facilities must be incorporated into the skilled nursing facility PPS. The new skilled nursing commenced in July 1998, and was fully implemented in July 2002. The new swing bed facility PPS commenced in July 2002 and will be fully implemented in June 2003. We have experienced reductions in payments for our skilled nursing services. However, the Benefits Improvement and Protection Act of 2000 required the Centers for Medicare and Medicaid Services to increase the current reimbursement amount for the skilled nursing facility PPS by approximately 8.0% for services furnished between April 1, 2001 and September 30, 2002. Additionally, the Benefits Improvement and Protection Act of 2000 increases the skilled nursing facility PPS to the full market basket for federal fiscal year 2001 and market basket minus 0.5% for federal fiscal years 2002 and 2003.

        The Balanced Budget Act of 1997 also required the Department of Health and Human Services to establish a PPS for home health services effective October 1, 2000. We have experienced reductions in payments for our home health services and a decline in home health visits due to a reduction in benefits by reason of the Balanced Budget Act of 1997. However, the Balanced Budget Refinement Act of 1999 and the Benefits Improvement and Protection Act of 2000 delayed until October 1, 2002 a 15.0% payment limit reduction that would have otherwise applied effective October 1, 2000. Additionally, the Benefits Improvement and Protection Act of 2000 increased the home health agency PPS annual update to 2.2% for services furnished between April 1, 2001 and September 30, 2001, and for a two year period that began on April 1, 2001, increases Medicare payments by 10.0% for home health services furnished in rural areas. The home health agency PPS per episodic payment rate increased by 2.1% on October 1, 2002, however, other Benefits Improvement and Protection Act of 2000 adjustments to other variables within the home health PPS resulted in an approximate 5% net reduction in home health PPS payments on October 1, 2002.

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

        Medicaid.    Most state Medicaid payments are made under a PPS or under programs which negotiate payment levels with individual hospitals. Medicaid is currently funded jointly by state and federal government. The federal government and many states are currently considering significantly reducing Medicaid funding, while at the same time expanding Medicaid benefits. Effective April 1, 2002, the federal government reduced the upper payment limits of Medicaid reimbursements made to the states. This could adversely affect future levels of Medicaid payments received by our hospitals.

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

        Annual cost reports required under the Medicare and some Medicaid programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. Finalization of these audits often takes several years. Providers can appeal any final determination made in connection with an audit. The Centers for Medicare and Medicaid Services has proposed to subject Medicare inpatient outlier payments to governmental audit and adjustment.

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

        We take an operations team approach to compliance and utilize corporate experts for program design efforts and facility leaders for employee-level implementation. Compliance is another area that demonstrates our utilization of standardization and centralization techniques and initiatives which yield efficiencies and consistency throughout our facilities. We recognize that our compliance with applicable laws and regulations depends on individual employee actions as well as company operations. Our approach focuses on integrating compliance responsibilities with operational functions. This approach is intended to reinforce our company-wide commitment to operate strictly in accordance with the laws and regulations that govern our business.

        Since its initial adoption, the compliance program continues to be expanded and developed to meet the industry's expectations and our needs. Specific written policies, procedures, training and educational materials and programs, as well as auditing and monitoring activities have been prepared and implemented to address the functional and operational aspects of our business. Included within these functional areas are materials and activities for business sub-units, including laboratory, radiology, pharmacy, emergency, surgery, observation, home health, skilled nursing, and clinics. Specific areas identified through regulatory interpretation and enforcement activities have also been addressed in our program. Claims preparation and submission, including coding, billing, and cost reports, comprise the bulk of these areas. Financial arrangements with physicians and other referral sources, including anti-kickback and Stark laws, emergency department treatment and transfer requirements, and other patient disposition issues are also the focus of policy and training, standardized documentation requirements, and review and audit. A recent focus of the program is the interpretation and implementation of the new HIPAA standards for privacy and security.

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

        In May 2000, we entered into a settlement agreement with these federal government agencies and the applicable state Medicaid programs. Pursuant to the settlement agreement, we paid approximately $31.4 million in May 2000 and were released from all civil claims relating to the coding of the eight specific DRGs for the hospitals and time periods covered in the audit. We funded this payment from our acquisition loan facility. We have also agreed with the Inspector General to continue our existing voluntary compliance program under a corporate compliance agreement and to adopt various additional compliance measures for a period of three years which runs through June 2003. These additional compliance measures included making various reports to the federal government and having our actions pursuant to the compliance agreement reviewed annually by a third party.

        The compliance measures and reporting and auditing requirements contained in the compliance agreement included:

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

  •
  reporting any material deficiency which resulted in an overpayment to us by a federal healthcare program; and

  •
  submitting annual reports to the Inspector General which describe in detail the operations of our corporate compliance program for the past year. The first two of these reports have been accepted by the Office of Inspector General.

        Our substantial adherence to the terms and conditions of the compliance agreement constitute an element of our eligibility to participate in the federal healthcare programs. Consequently, material, uncorrected violations of the compliance agreement could lead to suspension or disbarment from these federal programs. In addition, we are subject to possible civil penalties for a failure to substantially comply with the terms of the compliance agreement, including stipulated penalties ranging between $1,000 to $2,500 per day. We also are subject to a stipulated penalty of $25,000 per day, following notice and cure periods, for any deliberate and/or flagrant breach of the material provisions of the compliance agreement.

        Following the expiration of our three year compliance agreement with the Office of Inspector General in June 2003, we intend to continue the standardized practices and methodologies of our compliance efforts on a voluntary basis.

        Sarbanes-Oxley Act of 2002.    In December 2002, we revised our Code of Conduct which applies to all directors, officers, employees and consultants, and our confidential disclosure program to enhance the statement of ethical responsibility expected of our employees and business associates who work in the accounting, financial reporting, and asset management areas of our Company. Our Board of Directors and executive management also undertook a comprehensive review of our governance and internal policies and procedures. As a result of that review, extensive reforms were adopted by our Board and its committees. Those reforms are described in our proxy statement, under "The Board of Directors", to be filed under Regulation 14A in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on May 22, 2003.

Employees

        At December 31, 2002, we employed approximately 14,900 full time employees and 8,400 part-time employees. Of these employees, approximately 1,200 are union members. We believe that our labor relations are good.

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

        For each of our hospitals, the following table shows its location, the date of its acquisition or lease inception and the number of licensed beds as of December 31, 2002:

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Alabama
Woodland Community Hospital	Cullman	100	October, 1994	Owned
Parkway Medical Center Hospital	Decatur	108	October, 1994	Owned
L.V. Stabler Memorial Hospital	Greenville	72	October, 1994	Owned
Hartselle Medical Center	Hartselle	150	October, 1994	Owned
Edge Regional Hospital	Troy	97	December, 1994	Owned
Lakeview Community Hospital	Eufaula	74	April, 2000	Owned
South Baldwin Regional Center	Foley	82	June, 2000	Leased
Arizona
Payson Regional Medical Center	Payson	44	August, 1997	Leased
Western Arizona Regional	Bullhead City	90	July, 2000	Owned
Arkansas
Harris Hospital	Newport	133	October, 1994	Owned
Helena Regional Medical Center	Helena	155	March, 2002	Leased
Randolph County Medical Center	Pocahontas	50	October, 1994	Leased
California
Barstow Community Hospital	Barstow	56	January, 1993	Leased
Fallbrook Hospital	Fallbrook	47	November, 1998	Operated	(2)
Watsonville Community Hospital	Watsonville	106	September, 1998	Owned

Florida
Lake Wales Medical Center	Lake Wales	154	December, 2002	Owned
North Okaloosa Medical Center	Crestview	110	March, 1996	Owned
Georgia
Berrien County Hospital	Nashville	63	October, 1994	Leased
Fannin Regional Hospital	Blue Ridge	34	January, 1986	Owned
Illinois
Crossroads Community Hospital	Mt. Vernon	55	October, 1994	Owned
Gateway Regional Medical Center	Granite City	396	January, 2002	Owned
Heartland Regional Medical Center	Marion	92	October, 1996	Owned
Red Bud Regional Hospital	Red Bud	75	September, 2001	Owned
Kentucky
Parkway Regional Hospital	Fulton	70	May, 1992	Owned
Three Rivers Medical Center	Louisa	90	May, 1993	Owned
Kentucky River Medical Center	Jackson	55	August, 1995	Leased
Louisiana
Byrd Regional Hospital	Leesville	70	October, 1994	Owned
Sabine Medical Center	Many	48	October, 1994	Owned
River West Medical Center	Plaquemine	80	August, 1996	Leased
Mississippi
The King's Daughters Hospital	Greenville	137	September, 1999	Owned
Missouri
Moberly Regional Medical Center	Moberly	114	November, 1993	Owned
Northeast Regional Medical Center	Kirksville	109	December, 2000	Owned
New Jersey
Memorial Hospital	Salem	140	September, 2002	Owned
New Mexico
Mimbres Memorial Hospital	Deming	49	March, 1996	Owned
Eastern New Mexico Medical Center	Roswell	162	April, 1998	Owned
Northeastern Regional Hospital	Las Vegas	54	April, 2000	Leased
North Carolina
Martin General Hospital	Williamston	49	November, 1998	Leased
Pennsylvania
Berwick Hospital	Berwick	144	March, 1999	Owned
Brandywine Hospital	Coatesville	168	June, 2001	Owned

Jennersville Regional Hospital	West Grove	59	October, 2001	Owned
Easton Hospital	Easton	369	October, 2001	Owned
Lock Haven Hospital	Lock Haven	77	August, 2002	Owned
South Carolina
Marlboro Park Hospital	Bennettsville	102	August, 1996	Leased
Chesterfield General Hospital	Cheraw	59	August, 1996	Leased
Springs Memorial Hospital	Lancaster	194	November, 1994	Owned
Tennessee
Lakeway Regional Hospital	Morristown	135	May, 1993	Owned
Scott County Hospital	Oneida	99	November, 1989	Leased
Cleveland Community Hospital	Cleveland	100	October, 1994	Owned
White County Community Hospital	Sparta	60	October, 1994	Owned
Texas
Big Bend Regional Medical Center	Alpine	40	October, 1999	Owned
Northeast Medical Center	Bonham	75	August, 1996	Owned
Cleveland Regional Medical Center	Cleveland	107	August, 1996	Leased
Highland Medical Center	Lubbock	123	September, 1986	Owned
Scenic Mountain Medical Center	Big Spring	150	October, 1994	Owned
Hill Regional Hospital	Hillsboro	92	October, 1994	Owned
Lake Granbury Medical Center	Granbury	56	January, 1997	Leased
South Texas Regional Medical Center	Jourdanton	67	November, 2001	Owned
Utah
Mountain West Medical Center	Tooele	35	October, 2000	Owned
Virginia
Greensville Memorial Hospital	Emporia	114	March, 1999	Leased
Russell County Medical Center	Lebanon	78	September, 1986	Owned
Southampton Memorial Hospital	Franklin	105	March, 2000	Owned
West Virginia
Plateau Medical Center	Oak Hill	90	July, 2002	Owned
Wyoming
Evanston Regional Hospital	Evanston	42	November, 1999	Owned

Total Licensed Beds at December 31, 2002		6,310

(1)
Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)
We operate this hospital under a lease-leaseback and operating agreement. We recognize all operating statistics, revenue and expenses associated with this hospital in our consolidated financial statements.

        The above table excludes two hospitals for which we receive fees for management services that operate in close proximity to hospitals we own. In addition to the hospitals owned or leased at December 31, 2002, we acquired, effective January 1, 2003, seven West Tennessee hospitals (676 licensed beds) from Methodist Healthcare of Memphis, Tennessee.

Item 3.

Legal Proceedings

        In May 2000, we entered into a settlement agreement with the Inspector General, the Department of Justice, and the applicable state Medicaid programs pursuant to which we paid approximately $31.4 million in exchange for a release of civil claims associated with possible inaccurate inpatient coding for the period 1993 to 1997. For a description of the terms of the settlement agreement as well as the events giving rise to the settlement agreement, see "Compliance Program."

        In May 1999, we were served with a complaint in U.S. ex rel. Bledsoe v. Community Health Systems, Inc., subsequently moved to the Middle District of Tennessee, Case No. 2-00-0083. This qui tam action sought treble damages and penalties under the False Claims Act against us. The Department of Justice did not intervene in this action. The allegations in the amended complaint were extremely general, but involved Medicare billing at our White County Community Hospital in Sparta, Tennessee. The relator in this case also filed a motion seeking from the United States government a portion of the settlement proceeds from our May 2000 settlement with the U.S. Department of Justice, the Office of the Inspector General, and applicable state Medicaid programs. The government vigorously opposed this motion. By order entered on September 19, 2001, the U.S. District Court granted our motion for judgment on the pleadings and dismissed the case, with prejudice. The relator has appealed this case to the U.S. Court of Appeals for the Sixth Circuit, where the case has been fully briefed by the parties and oral arguments were heard on March 12, 2003. We cannot predict when a decision will be reached in this case.

        On July 10, 2002, we were notified that a lawsuit styled Jane Doe vs. South Texas Regional Medical Center, Inc., CHS/Community Health Systems, Inc., and Jacqueline Fillighim had been filed in Atascosa County, Texas (Case No. 02-07-0413-CVA). The suit seeks certification on behalf of all of the patients who had been notified by us that they had received the intravenous narcotic Demerol at our Jourdanton, Texas hospital during the period of employment of a particular registered nurse. The nurse had been caught illegally taking the narcotic from the hospital's drug supplies and was later learned to be infected with HIV. Subsequently, she was convicted and sentenced to ten years in prison. In the interest of patient safety, we notified the patients and offered them free testing and counseling. Our medical experts advised us that the risk of infection in these circumstances was very remote. The lawsuit seeks damages under a number of legal theories including medical malpractice, battery, and negligent hiring. No discovery has been conducted in this matter to date. The complaint does not allege that any patient has been infected with HIV. We believe both the effort to seek class certification and the substance of the case are without merit. A similar suit styled Meadows, et al. v. South Texas Regional Medical Center, Inc,. et al., has been filed in the District Court of Atascosa County, Texas (Case No. 02-10-0751-CVA). This case alleges the same injury and damages as the Jane Doe case and we believe it is similarly without merit.

        We have also received various inquiries or subpoenas from state regulators, fiscal intermediaries, and the Department of Justice regarding various Medicare and Medicaid issues. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. Plaintiffs in these lawsuits generally request punitive or other damages that by state law may not be able to be covered by insurance. We are not aware of any pending or threatened litigation which we believe would have a material adverse impact on us.

Item 4.

Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2002.

PART II

Item 5.

Market for Registrant's Common Equity and Related Stockholder Matters

        We completed an initial public offering of our common stock on June 14, 2000. Our common stock began trading on June 9, 2000 and is listed on the New York Stock Exchange under the symbol CYH. At March 10, 2003, there were approximately 66 record holders and 5,330 beneficial holders of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the New York Stock Exchange.

	High	Low
Year Ended December 31, 2001
First Quarter	$35.45	$22.20
Second Quarter	30.75	21.25
Third Quarter	34.38	26.85
Fourth Quarter	29.85	22.40
Year Ended December 31, 2002
First Quarter	$25.25	$20.29
Second Quarter	30.55	21.76
Third Quarter	27.50	21.20
Fourth Quarter	27.85	18.50

        We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future.

        On January 23, 2003, we announced an open market repurchase program for up to five million shares of our common stock. The repurchase program commenced immediately and will conclude at the earlier of three years or when the maximum number of shares have been repurchased. Through March 1, 2003, we have repurchased 500,000 shares at a weighted average price of $18.14 per share.

        At December 31, 2002, there were 8.6 million shares of common stock reserved for future issuance upon the conversion of our 4.25% subordinated convertible notes due 2008 (see Note 5 to the Consolidated Financial Statements).

Item 6.

SELECTED FINANCIAL DATA

        The following table summarizes certain selected financial data of the Registrant and should be read in conjunction with the related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

Community Health Systems, Inc.
Five Year Summary of Selected Financial Data

	Year Ended December 31,
	2002		2001	2000	1999	1998
	(In Thousands, Except Share and Per Share Data)
Consolidated Statement of Operations Data
Net operating revenues	$2,200,417		$1,693,625	$1,337,501	$1,079,953	$854,580
Income (loss) from operations	241,510		189,043	155,112	105,255	(95,152)
Income (loss) before extraordinary item	105,258		48,551	9,569	(16,789)	(183,290)
Net income (loss)	99,984		44,743	9,569	(16,789)	(183,290)
Income (loss) per share before extraordinary item—Diluted	1.05		0.54	0.14	(0.31)	(3.38)
Net income (loss) per share—Diluted	1.00		0.50	0.14	(0.31)	(3.38)
Weighted-average number of shares outstanding—Diluted(1)	108,378,131	(2)	90,251,428	69,187,191	54,545,030	54,249,895
Consolidated Balance Sheet Data
Cash and cash equivalents	$132,844		$8,386	$13,740	$4,282	$6,719
Total assets	2,809,496		2,451,464	2,213,837	1,895,084	1,747,016
Long-term obligations	1,276,761		1,045,427	1,216,790	1,430,099	1,273,502
Stockholders' equity	1,214,305		1,115,665	756,174	229,708	246,826

(1)
See Note 10 to the Consolidated Financial Statements, included later in this Form 10-K.

(2)
Includes 8,582,076 shares related to the convertible notes under the if-converted method of determining weighted average shares outstanding.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS

        You should read this discussion together with our consolidated financial statements and the accompanying notes and Selected Financial Data included elsewhere in this Form 10-K.

Overview

        We are the largest non-urban provider of general hospital healthcare services in the United States in terms of number of facilities and the second largest in terms of revenues. As of December 31, 2002, we owned, leased or operated 63 hospitals, geographically diversified across 22 states, with an aggregate of 6,310 licensed beds. In over 85% of our markets, we are the sole provider of general hospital healthcare services. In all but one of our other markets, we are one of two providers of general hospital healthcare services. For the fiscal year ended December 31, 2002, we generated $2.2 billion in net operating revenues and $362 million in EBITDA. We achieved revenue growth of 29.9% in 2002 and 26.6% in 2001. We also achieved growth in EBITDA of 17.2% in 2002 and 22.1% in 2001.

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

        We believe that income from operations is the financial measure calculated and presented in accordance with generally accepted accounting principles that is most directly comparable to EBITDA as defined. The following table reconciles EBITDA, as defined, with our income from operations as derived directly from our audited financial statements for the years ended December 31, 2002, 2001 and 2000:

	2002	2001	2000
Income from operations	$241,510	$189,043	$155,112
Depreciation and amortization	118,218	90,913	71,931
Amortization of goodwill	—	28,755	25,693
Minority interest in earnings	2,236	109	—

EBITDA	$361,964	$308,820	$252,736

Acquisitions

        During 2002, we acquired, through six purchase transactions, most of the assets, including working capital, of six hospitals. The consideration for the six hospitals totaled approximately $173 million. This consideration consisted of $138 million in cash, and assumed liabilities of approximately $35 million. Since December 31, 2002, we have acquired through a single purchase transaction, most of the assets, including working capital, of seven hospitals. The consideration for these seven hospitals totaled approximately $148 million. This consideration consisted of $141 million in cash and assumed liabilities of approximately $7 million.

        During 2001, we acquired, through five purchase transactions, most of the assets, including working capital, of five hospitals. The consideration for the five hospitals totaled approximately $226 million. This consideration consisted of $144 million in cash, which we borrowed under our acquisition loan facilities, and assumed liabilities of approximately $82 million.

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

        Goodwill, net of accumulated amortization, from the acquisition of our predecessor company in 1996 was $633.9 million and from subsequent hospital acquisitions was $396.1 million as of December 31, 2002. Beginning in July 2001, we adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 which established new guidelines for accounting for goodwill and other intangible assets. In accordance with SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001, is not amortized. Based on management's assessment of the goodwill's estimated useful life, we generally amortized our goodwill over 18 to 40 years for acquisitions consummated prior to June 2001. We implemented the remaining provisions of SFAS No. 142 on January 1, 2002. Since adoption, existing goodwill is no longer amortized but instead is assessed for impairment at least annually. Impairments to the carrying amount of such goodwill would result in a non-cash charge which would reduce operating income. The resulting reduction in goodwill amortization expense for 2002, using 2002 weighted average shares outstanding excluding the assumed conversion of convertible notes, is approximately $0.25 per share, after tax. No impairment write-down resulted from the adoption of SFAS No. 142. Goodwill represented 85% of our shareholders' equity as of December 31, 2002.

        In January 2003, we completed the purchase of seven hospitals. In addition, we anticipate purchasing two to three more hospitals in 2003. In future years, we intend to acquire, on a selective basis, two to four hospitals in our target markets annually. Because of the financial impact of acquisitions, it is difficult to make meaningful comparisons between our financial statements for the periods presented. Because EBITDA margins at hospitals we acquire are, at the time of acquisition, lower than those of our existing hospitals, acquisitions can negatively affect our EBITDA margins on a consolidated basis.

Sources of Revenue

        Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. Approximately 44% of net operating revenues for the year ended December 31, 2002, 45% for the year ended December 31, 2001, and 46% for the year ended December 31, 2000, are related to services rendered to patients covered by the Medicare and Medicaid programs. Included in the amounts received from Medicare, approximately 0.44% of net operating revenues for 2002, 0.52% for 2001, and 0.54% for 2000, relates to Medicare outlier payments, which compensate hospitals for treating especially complicated cases. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in the periods that such adjustments become known. Adjustments related to final settlements or appeals that affected revenue were insignificant in each of the years ended December 31, 2002, 2001 and 2000.

        We expect our net revenues received from the Medicare program to increase due to the general aging of the population and the restoration of some payments under the Balanced Budget Refinement Act of 1999 and Benefit and Improvement Protection Act of 2000. The payment rates under the Medicare program for inpatients are based on a prospective payment system, based upon the diagnosis of a patient. While these rates are indexed annually for inflation, the increases have historically been less than actual inflation. Reductions in the rate of increase in Medicare reimbursement may have an adverse impact on our net operating revenue growth. Effective April 1, 2002, Centers for Medicare and Medicaid Services implemented changes to the Medicare outpatient prospective payment system. Although these changes have resulted in reductions to Medicare outpatient payments, these reductions, as well as changes to the Medicare system caused by the Benefit Improvement and Protection Act of 2000, should not materially effect our net operating revenue growth.

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

        The following tables summarize, for the periods indicated, selected operating data.

	Years Ended December 31,
	2002	2001	2000
	(Expressed As a Percentage of Net Operating Revenues)
Net operating revenues	100.0	100.0	100.0
Operating expenses(1)	(83.6)	(81.8)	(81.1)

EBITDA(2)	16.4	18.2	18.9
Depreciation and amortization	(5.3)	(5.4)	(5.4)
Amortization of goodwill	—	(1.7)	(1.9)

Income from operations	11.1	11.1	11.6
Interest, net	(2.9)	(5.6)	(9.5)
Minority interest in earnings	(0.1)	—	—

Income before extraordinary item and income taxes	8.1	5.5	2.1
Provision for income taxes	3.3	2.7	1.4

Income before extraordinary item	4.8	2.8	0.7

	Years Ended December 31,
	2002	2001
Percentage change from prior period:
Net operating revenues	29.9%	26.6%
Admissions	23.8	18.3
Adjusted admissions(3)	24.4	18.6
Average length of stay	2.6	—
EBITDA(2)	17.2	22.1
Same hospitals percentage change from prior period(4):
Net operating revenues	9.7	10.4
Admissions	4.4	3.9
Adjusted admissions(3)	5.1	4.5
EBITDA(2)	10.9	13.6

(1)
Operating expenses include salaries and benefits, provision for bad debts, supplies, rent, and other operating expenses, and exclude the items that are excluded for purposes of determining EBITDA as discussed in footnote (2) below.

(2)
EBITDA consists of income before extraordinary items, interest, income taxes, depreciation and amortization, amortization of goodwill and minority interest earnings. EBITDA should not be considered a measure of financial performance under generally accepted accounting principles. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is a key measure used by management to evaluate our operations and provide useful information to investors. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies.

(3)
Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(4)
Includes acquired hospitals to the extent we operated them during comparable periods in both years.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Net operating revenues increased by 29.9% to $2.2 billion in 2002 from $1.7 billion in 2001. Of the $506.8 million increase in net operating revenues, the hospitals we acquired in 2002 and 2001, prior to being included in same store revenues, contributed $343.3 million and hospitals we owned throughout both periods contributed $163.5 million or 9.7%. Of this increase, approximately 53% was attributable to volume increases and 47% was attributed to increased rates and intensity of care from government programs, managed care and other payors.

        Inpatient admissions increased by 23.8%. Adjusted admissions increased by 24.4%. Average length of stay increased 2.6% from 3.8 days in 2001 to 3.9 days at in 2002. On a same hospitals basis, inpatient admissions increased by 4.4% and adjusted admissions increased by 5.1%. The increase in same hospitals inpatient admissions and adjusted admissions was due primarily to an increase in services offered, supported by physician relationship development efforts, and the addition of physicians through our focused recruitment program. On a same hospitals basis, net inpatient revenues increased by 11.1% and net outpatient operating revenues increased 8.3%. Both inpatient and outpatient growth reflects increased volume as well as rate increases.

        Operating expenses, as a percentage of net operating revenues, increased from 81.8% in 2001, to 83.6% in 2002. Salaries and benefits, as a percentage of net operating revenues, increased from 39.3% in 2001 to 40.3% in 2002 primarily as a result of the three hospitals acquired in the fourth quarter of 2001 and the six hospitals acquired in 2002 having higher salaries and benefits as a percentage of net operating revenues, than our existing hospitals, for which savings have not yet been fully realized, offset by improvements at hospitals owned throughout both periods. Provision for bad debts, as a percentage of net revenues, decreased to 9.1% in 2002 from 9.2% in 2001, primarily through better collections. Supplies, as a percentage of net operating revenues, remained unchanged in 2002 at 11.6% reflecting an increase in supplies expense as a percentage of net operating revenues at recently acquired hospitals, offset by improvements at hospitals owned throughout both periods. Rent and other operating expenses, as a percentage of net operating revenues, increased from 21.7% in 2001 to 22.6% in 2002, primarily due to an increase in rent expense of 0.5% of net operating revenue, an increase in the use of contract labor of 0.8% of net operating revenue and the increased cost of malpractice insurance of 0.3% of net operating revenue. These fluctuations, largely resulting from acquisitions having lower margins than our existing hospitals, led to EBITDA margins decreasing from 18.2% in 2001 to 16.4% in 2002.

        On a same hospitals basis, operating expenses as a percentage of net operating revenues decreased from 81.8% in 2001 to 81.6% in 2002 and EBITDA margin increased from 18.2% in 2001 to 18.4% in 2002. We achieved this improvement through efficiency and productivity gains in payroll expense and reductions in supplies expense, offset by increases in contract labor and malpractice expense.

        Depreciation and amortization increased by $27.3 million from $90.9 million in 2001 to $118.2 million in 2002. The eleven hospitals acquired in 2001 and 2002, prior to being included in same store results, accounted for $9.6 million of the increase; replacement hospital construction, hospital renovations, purchases of equipment, and information system upgrades accounted for $10.3 million of the increase and other deferred items, primarily the amortization of physician recruitment costs and purchased software, accounted for the remaining $7.4 million of the increase.

        Amortization of goodwill decreased by $28.8 million from $28.8 million in 2001 to $0 in 2002. This decrease is due to the adoption of SFAS No. 142 on January 1, 2002. See "Critical Accounting Policies-Goodwill and Other Intangibles."

        Interest, net decreased by $31.6 million from $94.5 million in 2001 to $62.9 million in 2002. The decrease in interest expense was primarily a result of a decrease in average interest rates of $29.4 million and a savings of $2.2 million due to a decrease in average outstanding borrowings. Identified activities leading to these results include interest savings of $24.0 million from financings, including the October 2001 payoff of $500 million of 7.5% subordinated debt, concurrent with convertible debt and equity offerings; the July 2002 bank debt refinancing; $17.7 million from declining LIBOR rates; and $3.6 million from the net effect of operating cash flows offset by capital expenditures. Interest expense increased by $7.6 million as a result of the eleven hospitals acquired in 2001 and 2002, and $6.1 million in interest expense related to payments on interest rate swap contracts.

        Income before extraordinary item and income taxes for 2002 was $178.7 million compared to $94.5 million in 2001, primarily as a result of the continuing execution of our operating strategy and increased volume at hospitals owned during both periods, elimination of goodwill amortization of $28.8 million and a decrease in interest expense of $31.6 million.

        During the third quarter of 2002, we refinanced our then existing $1.1 billion credit agreement and repaid certain indebtedness. In connection with repayment of that credit agreement, we recognized an extraordinary loss of $5.3 million, net of tax benefit of $3.4 million, on early extinguishment of debt as a result of writing off deferred financing costs associated with the refinanced credit agreement.

        The provision for income taxes in 2002 was $73.4 million compared to $45.9 million in 2001. The decrease in the effective tax rate from 48.6% in 2001 to 41.1% in 2002 is primarily due to goodwill, for which the amortization of certain components was not deductible for tax purposes, and is no longer being amortized for financial reporting purposes in accordance with SFAS No. 142.

        Net income for 2002 was $100.0 million as compared to $44.7 million in 2001.

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

        Amortization of goodwill increased by $3.1 million from $25.7 million in 2000 to $28.8 million in 2001. This increase primarily related to the seven hospitals acquired in 2000 and one hospital acquired in 2001 prior to the adoption of provisions of SFAS No. 142, whereby goodwill for acquisitions occurring after June 30, 2001 is not amortized.

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

Liquidity and Capital Resources

2002 Compared to 2001

        Net cash provided by operating activities increased by $131.1 million, from $154.4 million during 2001 to $285.5 million during 2002. This increase was due primarily to an increase in net income of $55.2 million, an increase in the utilization of net operating loss carry forwards of $12.9 million to offset the amount of taxes paid, an increase in amounts owed to third party payors of $16.5 million, an increase in our medical malpractice liability of $8.2 million and improvements made in the management of working capital. The use of cash in investing activities increased $26.0 million from $265.1 million in 2001 to $291.1 million in 2002. The increase was due primarily to an increase in cash used to purchase property and equipment of $20.7 million during 2002. Net cash provided by financing activities increased $24.7 million from $105.4 million in 2001 to $130.1 million in 2002. In July, 2002, we completed a refinancing of our previous credit facility with a $1.2 billion senior secured credit facility. The facility consists of an $850 million term loan that matures in 2010 (as opposed to 2005 under the previous facility) and a $350 million revolving credit facility that matures in 2008 (as opposed to 2004 under the previous facility). The facility has a feature that allows for an additional $200 million of future funded term loans.

        As described more fully in Notes 5, 7 and 12 of the Notes to Consolidated Financial Statements, at December 31, 2002, the Company had certain cash obligations, which are due as follows (in thousands):

	Total	2003	2004 - 2006	2007 - 2008	2009 and After
Long-Term Debt	$878,496	$13,373	$34,566	$118,025	$712,532
Convertible Notes	287,500	—	—	287,500	—
Capital Leases	26,462	5,156	15,371	3,497	2,438

Total Long-Term Debt	1,192,458	18,529	49,937	409,022	714,970
Operating Leases	184,820	41,834	87,686	24,651	30,649
Replacement Facilities	53,362	37,300	16,062	—	—

Total	$1,430,640	$97,663	$153,685	$433,673	$745,619

        Also, as more fully described in Note 5 of the Notes to Consolidated Financial Statements at December 31, 2002, we had issued letters of credit primarily in support of certain outstanding bonds of approximately $13 million. In addition, at December 31, 2002, we had $350 million in available borrowings from the revolving line of credit exclusive of letters of credit and $200 million in available borrowings from a term loan.

2001 Compared to 2000

        Net cash provided by operating activities increased by $129.3 million, from $25.1 million during 2000 to $154.4 million during 2001. This increase was due primarily to an increase in net income of $35.2 million, an increase in non-cash depreciation and amortization of $22.0 million, use of deferred tax assets of $25.3 million during 2001, as compared to use of deferred tax assets of $17.2 million in 2000, the absence of the $31.8 million compliance settlement payment made during 2000 and improvements made in the management of working capital. The use of cash in investing activities increased $20.7 million from $244.4 million in 2000 to $265.1 million in 2001. The increase was due primarily to an increase in cash used to purchase property and equipment of $25.2 million during 2001. Net cash provided by financing activities decreased $123.4 million from $228.8 million in 2000 to $105.4 million in 2001. We raised $585.8 million in proceeds, net of expenses from our concurrent convertible debt and equity offerings completed in 2001, which were used to repay long term debt, including $500 million to repay subordinated debentures held by the limited partners of an affiliate of Forstmann Little & Co. Our additional borrowings during 2001 were $124.7 million and, excluding repayments using proceeds from convertible debt and equity offerings, repayments of long-term debt were $24.3 million. This represents a $116.6 million decrease in borrowings as compared to $241.3 million of borrowings in 2000 and an increase in repayments of $13.3 million as compared to repayments of $11.0 million in 2000.

Capital Expenditures

        Cash expenditures for purchases of facilities was $156.1 million in 2002, $150.9 million in 2001 and $153.2 million in 2000. These expenditures include: $138.5 million for the six hospitals acquired and $17.6 million for information systems and other equipment to integrate the newly acquired hospitals in 2002, $144.0 million for the five hospitals acquired, $4.9 million for information systems and other equipment to integrate the newly acquired hospitals and $2.0 million for the purchases of other clinics and working capital at a managed facility in 2001, and $147.6 million for the seven hospitals acquired, $5.0 million for information systems and other equipment to integrate the newly acquired hospitals and $0.6 million for working capital at a managed facility in 2000.

        Excluding the cost to construct replacement hospitals, our capital expenditures for 2002 totaled $72.5 million compared to $64.7 million in 2001 and $49.0 million in 2000. Costs to construct replacement hospitals totaled $36.8 million, including $5.3 million of capital leases related to the construction projects in 2002, $28.3 million, including $9.8 million of capital leases in 2001, and $9.0 million in 2000. The reduction of capital lease liabilities is included in financing activities in our Statements of Cash Flows.

        Pursuant to hospital purchase agreements in effect as of December 31, 2002, we are required to construct two replacement hospitals through 2004 with an aggregate estimated construction cost, including equipment, of approximately $60 million. Of this amount, a cumulative total of approximately $10 million has been expended through December 31, 2002. We expect total capital expenditures of approximately $135 to $140 million in 2003, including approximately $100 to $102 million for renovation and equipment purchases (which includes amounts which are required to be expended pursuant to the terms of the hospital purchase agreements) and approximately $35 to $38 million for construction of replacement hospitals.

Capital Resources

        Net working capital was $329.3 million at December 31, 2002 compared to $195.0 million at December 31, 2001. The $134.3 million increase was attributable primarily to excess cash borrowed under our credit agreement to be used for future acquisitions, an increase in accounts receivable due to a combination of growth in same hospitals' revenues during 2002, the addition of six hospitals in 2002, and a decrease in current maturities of long term debt, offset by increases in accounts payable, employee compensation accruals and other accrued liabilities. The aggregate working capital of the six hospitals acquired in 2002, as of their respective dates of acquisition, was approximately $15.1 million.

        On July 16, 2002, we entered into a $1.2 billion senior secured credit facility with a consortium of lenders. The facility replaced our previous credit facility and consists of an $850 million term loan that matures in 2010 (as opposed to 2005 under the previous facility) and a six-year $350 million revolving credit facility that matures in 2008 (as opposed to 2004 under the previous facility). We may elect from time to time an interest rate per annum for the borrowings under the term loan and revolving credit facility equal to (a) an annual benchmark rate, which will be equal to the greatest of (i) the Prime Rate; (ii) the Base CD Rate plus 100 basis points or (iii) the Federal Funds Effective Rate plus 50 basis points (the "ABR"), plus (1) 150 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 250 basis points for the term loan and (2) the

Eurodollar Applicable Margin for revolving credit loans. We also pay a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee is based on a pricing grid depending on the Eurodollar Applicable Margin for revolving credit loans and ranges from 0.375% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, we will pay fees for each letter of credit issued under the credit facility. The facility has a feature that allows for an additional $200 million of future funded term loans. The purpose of the facility was to refinance the Company's previous credit agreement, repay certain other indebtedness, and fund general corporate purposes including acquisitions. As of December 31, 2002, our availability for additional borrowings under our revolving credit facility was $350 million and under our term loan was approximately $200 million. As of December 31, 2002, our weighted average interest rate under our credit agreement was 4.39%.

        The terms of the credit agreement include various restrictive covenants. These covenants include restrictions on additional indebtedness, investments, asset sales, capital expenditures, sale and leasebacks, contingent obligations, transactions with affiliates, and fundamental changes. We would be required to amend the existing credit agreement in order to pay dividends to our shareholders. The covenants also require maintenance of various ratios regarding consolidated total indebtedness, consolidated interest, and fixed charges. The level of these covenants are similar to or more favorable than the credit facility we refinanced.

        We have entered into four separate interest swap agreements to limit the effect of changes in interest rates on a portion of its long-term borrowings. Under three agreements, entered into on November 21, 2001, the Company pays interest at fixed rates of 3.37%, 4.03% and 4.46%, respectively. Each of the three agreements has a $100 million notional amount of indebtedness. Under the fourth agreement, dated November 4, 2002, we pay interest at a fixed rate of 3.30% on $150 million notional amount of indebtedness. We receive a variable rate of interest on each of these swaps based on the three-month London Inter-Bank Offer ("LIBOR"), excluding the margin paid under the credit facility on a quarterly basis. The swaps expire as follows: $100 million in November 2003, $100 million in November 2004, $100 million in November 2005 and $150 million in November 2007.

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

Joint Ventures

        We have from time to time sold minority interests in certain of our subsidiaries. The amount of minority interest in equity is included in other long-term liabilities and the minority interest in income or loss is recorded in other operating expense. We do not believe these minority ownerships are material to our financial position or operating results. As of and for the year ended December 31, 2002, the balance of minority interests included in long-term liabilities was $8.3 million and the amount of minority interest expense was $2.2 million.

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

Goodwill and Other Intangibles

        Goodwill represents the excess of cost over the fair value of net assets acquired. Prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, goodwill arising from business combinations completed prior to July 1, 2001 was amortized on a straight-line basis over a period ranging from 18 to 40 years. Currently, goodwill arising from business combinations (whether or not completed prior to July 1, 2001) is accounted for under the provisions of SFAS No. 141 and SFAS No. 142 and is not amortized. SFAS No. 142 requires goodwill to be evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. We selected September 30th as our annual testing date.

        The SFAS No. 142 goodwill impairment model requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimated the fair values of the related operations using both a debt free discounted cash flow model as well as an EBITDA multiple model. These models are both based on our best estimate of future revenues and operating costs, based primarily on historical performance and general market conditions, and are subject to review and approval by senior management and the Board of Directors. The cash flow forecasts are adjusted by an appropriate discount rate based on our weighted average cost of capital. We performed our initial evaluation, as required by SFAS No. 142, during the first quarter of 2002 and the annual evaluation as of September 30, 2002. No impairment was indicated by either evaluation.

Professional Liability Insurance Claims

        We accrue for estimated losses resulting from professional liability claims to the extent they are not covered by insurance. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections and is discounted to its net present value using a weighted average risk-free discount rate of 3.4% and 3.85% in 2002 and 2001, respectively. To the extent that subsequent claims information varies from management's estimates, the liability is adjusted currently. Our insurance is underwritten on a "claims-made" basis and substantially all of our professional and general liability risks are subject to a $2.0 million per occurrence deductible; these deductibles were $0.5 million per occurrence for claims reported prior to June 1, 2002 and $2.0 million per occurrence for claims reported June 1, 2002 and thereafter. We are a minority investor in a captive insurance company through which we purchase coverage from $2.0 million to $5.0 million per claim.

Recent Accounting Pronouncements

        Effective July 1, 2001, we adopted SFAS No. 141, "Business Combinations"; and effective January 1, 2002, adopted SFAS No. 142, "Goodwill and Other Intangible Assets." No impairment write-down occurred from the adoption of SFAS No. 142. See "Critical Accounting Policies—Goodwill and Other Intangibles."

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Upon adoption, the extraordinary losses recognized in the year ended December 31, 2002 and the year ended December 31, 2001 will be reclassified within income from operations to conform to the provisions of SFAS No. 145. The provisions of this statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The implementation of these remaining provisions did not have a material effect on our consolidated financial position or consolidated results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that obligation. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. For us, the initial recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. We are currently evaluating what impact, if any, adoption of FIN No. 45 will have on our consolidated financial position and consolidated results of operations. The disclosure requirements of FIN No. 45 are effective for us as of December 31, 2002. The required disclosures are included in Note 12 to the consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123", SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. As we have elected not to change to the fair value based method of accounting for stock-based employee compensation, the adoption of SFAS No. 148 will not have an impact on our consolidated financial position or consolidated results of operations. We have included the disclosures in accordance with SFAS No. 148 in Note 1 to the consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE's")" ("FIN No. 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support for other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Effective with the quarter beginning July 1, 2003, the interpretation applies immediately to VIE's created before January 31, 2003, and to interests obtained in VIE's before January 31, 2003. We do not expect the adoption of this interpretation to have a material effect on our consolidated financial position or consolidated results of operations.

Federal Income Tax Examinations

        We settled the Internal Revenue Service examinations of our filed federal tax returns for the tax periods ended December 31, 1993 through December 31, 1996, inclusive. In that settlement, we agreed to several adjustments, primarily involving temporary or timing differences, and paid approximately $8.5 million in August 2001, in satisfaction of the resulting federal income taxes and interest.

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

  •
  legislative proposals for healthcare reform including the impact of a Medicare prescription drug benefit;

  •
  our ability, where appropriate, to enter into managed care provider arrangements and the terms of these arrangements;

  •
  changes in inpatient or outpatient Medicare and Medicaid payment levels;

  •
  uncertainty with the Health Insurance Portability and Accountability Act of 1996 regulations;

  •
  increases in wages as a result of inflation and rising supply cost due to market pressure from pharmaceutical companies and new product releases;

  •
  liability and other claims asserted against us; including self-insured malpractice claims;

  •
  availability of malpractice and other insurance coverage and increases in costs to obtain coverage;

  •
  competition;

  •
  our ability to attract and retain qualified personnel, including physicians; nurses, and other healthcare workers;

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to interest rate changes, primarily as a result of our credit agreement which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading "Liquidity and Capital Resources". We do not anticipate any material changes in our primary market risk exposures in 2003. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so.

        A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $4 million for 2002, $7 million for 2001, and $9 million for 2000.

Item 8. Financial Statements and Supplementary Data.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Brentwood, Tennessee

        We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Community Health Systems, Inc. and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

        As discussed in Note 1, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets effective January 1, 2002, which resulted in the Company changing the method in which it accounts for goodwill and other intangible assets.

Nashville, Tennessee
February 18, 2003

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2002	2001	2000
Net operating revenues	$2,200,417	$1,693,625	$1,337,501

Operating costs and expenses:
Salaries and benefits	886,734	666,048	517,392
Provision for bad debts	201,334	156,226	122,303
Supplies	254,687	196,008	154,211
Rent	54,390	42,821	31,385
Minority interest in earnings	2,236	109	—
Other operating expenses	441,308	323,702	259,474
Depreciation and amortization	118,218	90,913	71,931
Amortization of goodwill	—	28,755	25,693

Total operating costs and expenses	1,958,907	1,504,582	1,182,389

Income from operations	241,510	189,043	155,112
Interest expense, net of interest income of $399, $359 and $600 in 2002, 2001, and 2000, respectively	62,860	94,548	127,370

Income before extraordinary item and income taxes	178,650	94,495	27,742
Provision for income taxes	73,392	45,944	18,173

Income before extraordinary item	105,258	48,551	9,569
Loss from early extinguishment of debt, net of taxes of $3,372, and $2,435 in 2002 and 2001, respectively	5,274	3,808	—

Net income	$99,984	$44,743	$9,569

Basic income per common share:
Income before extraordinary item	$1.07	$0.55	$0.14
Loss from early extinguishment of debt, net of tax	0.05	0.04	—

Net income	$1.02	$0.51	$0.14

Diluted income per common share:
Income before extraordinary item	$1.05	$0.54	$0.14
Loss from early extinguishment of debt, net of tax	0.05	0.04	—

Net income	$1.00	$0.50	$0.14

Weighted average number of shares outstanding:
Basic	98,421,052	88,382,443	67,610,399

Diluted	108,378,131	90,251,428	69,187,191

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$132,844	$8,386
Patient accounts receivable, net of allowance for doubtful accounts of $73,110 and $63,880 in 2002 and 2001, respectively	400,442	360,852
Supplies	60,456	47,466
Prepaid expenses and taxes	22,107	14,846
Deferred income taxes	15,684	33,411
Other current assets	16,193	20,398

Total current assets	647,726	485,359

Property and equipment:
Land and improvements	78,190	67,279
Buildings and improvements	808,521	662,893
Equipment and fixtures	424,027	336,787

	1,310,738	1,066,959
Less accumulated depreciation and amortization	(281,401)	(200,425)

Property and equipment, net	1,029,337	866,534

Goodwill, net of accumulated amortization of $151,052 in 2002 and 2001, respectively	1,029,975	999,525

Other assets, net of accumulated amortization of $56,016 and $44,672 in 2002 and 2001, respectively	102,458	100,046

Total assets	$2,809,496	$2,451,464

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$18,529	$58,691
Accounts payable	111,677	91,096
Current income taxes payable	6,559	2,325
Accrued liabilities:
Employee compensation	94,359	73,329
Interest	6,781	6,681
Other	80,525	58,250

Total current liabilities	318,430	290,372

Long-term debt	1,173,929	980,083

Deferred income taxes	65,120	44,675

Other long-term liabilities	37,712	20,669

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued.	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 99,787,034 shares issued and 98,811,485 shares outstanding at December 31, 2002 and 99,444,998 shares issued and 98,469,449 shares outstanding at December 31, 2001	998	994
Additional paid-in capital	1,319,370	1,311,891
Treasury stock, at cost, 975,549 shares at December 31, 2002 and 2001	(6,678)	(6,678)
Notes receivable for common stock	—	(211)
Unearned stock compensation	(15)	(41)
Accumulated other comprehensive income (loss)	(8,314)	750
Accumulated deficit	(91,056)	(191,040)

Total stockholders' equity	1,214,305	1,115,665

Total liabilities and stockholders' equity	$2,809,496	$2,451,464

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands, except share data)

	Common stock			Treasury stock		Notes Receivable for Common Stock		Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital				Unearned Stock Compensation		Accumulated Deficit
	Shares	Amount		Shares	Amount					Total
BALANCE, January 1, 2000	56,588,787	$566	$483,237	(967,980)	$(6,587)	$(1,997)	$(159)	$—	$(245,352)	$229,708
Net income	—	—	—	—	—	—	—	—	9,569	9,569
Issuance of common stock in connection with initial public offering, net of issuance costs	20,425,717	204	245,498	—	—	—	—	—	—	245,702
Issuance of common stock in connection with secondary public offering, net of issuance costs	10,000,000	100	268,722	—	—	—	—	—	—	268,822
Issuance of common stock in connection with the exercise of options	91,058	1	635	—	—	—	—	—	—	636
Payments on notes receivable	—	—	—	—	—	1,663	—	—	—	1,663
Earned stock compensation	—	—	—	—	—	—	74	—	—	74

BALANCE, December 31, 2000	87,105,562	871	998,092	(967,980)	(6,587)	(334)	(85)	—	(235,783)	756,174
Comprehensive Income:
Net income	—	—	—	—	—	—	—	—	44,743	44,743
Net change in fair value of interest rate swaps, net of tax of $478	—	—	—	—	—	—	—	750	—	750

Total comprehensive income								750	44,743	45,493
Issuance of common stock in connection with secondary public offering, net of issuance costs	12,000,000	120	305,954	—	—	—	—	—	—	306,074
Issuance of common stock in connection with the exercise of options	243,958	2	2,983	—	—	—	—	—	—	2,985
Issuance of common stock to employee benefit plan	95,478	1	2,894	—	—	—	—	—	—	2,895
Tax benefit from exercise of options	—	—	1,968	—	—	—	—	—	—	1,968
Payments on notes receivable	—	—	—	—	—	123	—	—	—	123
Common stock purchased for treasury, at cost	—	—	—	(7,569)	(91)	—	—	—	—	(91)
Earned stock compensation	—	—	—	—	—	—	44	—	—	44

BALANCE, December 31, 2001	99,444,998	994	1,311,891	(975,549)	(6,678)	(211)	(41)	750	(191,040)	1,115,665
Comprehensive Income:
Net income	—	—	—	—	—	—	—	—	99,984	99,984
Net change in fair value of interest rate swaps, net of tax benefit of $5,794	—	—	—	—	—	—	—	(9,064)	—	(9,064)

Total comprehensive income								(9,064)	99,984	90,920
Issuance of common stock in connection with the exercise of options	203,295	2	2,536	—	—	—	—	—	—	2,538
Issuance of common stock to employee benefit plan	138,741	2	3,702	—	—	—	—	—	—	3,704
Tax benefit from exercise of options	—	—	1,241	—	—	—	—	—	—	1,241
Payments on notes receivable	—	—	—	—	—	211	—	—	—	211
Common stock purchased for treasury, at cost	—	—	—	—	—	—	—	—	—	—
Earned stock compensation	—	—	—	—	—	—	26	—	—	26

BALANCE, December 31, 2002	99,787,034	$998	$1,319,370	(975,549)	$(6,678)	$—	$(15)	$(8,314)	$(91,056)	$1,214,305

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2002	2001	2000
	(Dollars in Thousands)
Cash flows from operating activities:
Net income	$99,984	$44,743	$9,569
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest in earnings	2,236	109	—
Depreciation and amortization	118,218	119,668	97,624
Deferred income taxes	38,172	25,280	17,210
Stock compensation expense	26	44	74
Loss on early extinguishment of debt	5,274	3,808	—
Other non-cash (income) expenses, net	186	(104)	(5,030)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(19,099)	(12,241)	(54,489)
Supplies, prepaid expenses and other current assets	(12,566)	1,999	(15,604)
Accounts payable, accrued liabilities and income taxes	26,000	(37,653)	19,691
Compliance settlement payable	—	—	(30,900)
Other	27,068	8,734	(13,065)

Net cash provided by operating activities	285,499	154,387	25,080

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(156,069)	(150,941)	(153,216)
Purchases of property and equipment	(103,975)	(83,232)	(58,005)
Proceeds from sale of equipment	473	423	107
Increase in other assets	(31,569)	(31,361)	(33,327)

Net cash used in investing activities	(291,140)	(265,111)	(244,441)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	306,074	514,524
Proceeds from issuance of convertible debt	—	287,500	—
Proceeds from exercise of stock options	2,541	2,985	636
Common stock purchased for treasury	—	(91)	—
Deferred financing costs	(8,959)	(7,750)	—
Proceeds from minority investors	1,770	3,960	—
Redemption of minority investments	(707)	(1,594)	(1,835)
Distribution to minority investors	(1,890)	(324)	(260)
Borrowings under Credit Agreement	905,900	124,684	241,310
Repayments of long-term indebtedness	(768,556)	(610,074)	(525,556)

Net cash provided by financing activities	130,099	105,370	228,819

Net change in cash and cash equivalents	124,458	(5,354)	9,458
Cash and cash equivalents at beginning of period	8,386	13,740	4,282

Cash and cash equivalents at end of period	$132,844	$8,386	$13,740

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

        Business.    Community Health Systems, Inc. (the "Company") owns, leases and operates acute care hospitals that are the principal providers of primary healthcare services in non-urban communities. As of December 31, 2002, the Company owned, leased or operated 63 hospitals, licensed for 6,310 beds in 22 states.

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

        Property and Equipment.    Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land improvements (2 to 15 years; weighted average useful life is 11 years), buildings and improvements (5 to 40 years; weighted average useful life is 31 years) and equipment and fixtures (5 to 20 years; weighted average useful life is 8 years). Costs capitalized as construction in progress were $17.7 million and $54.7 million at December 31, 2002 and 2001, respectively, and are included in buildings and improvements. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Interest capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost," was $3.5 million, $3.1 million and $2.5 million for the years ended December 31, 2002, 2001, and 2000, respectively.

        The Company also leases certain facilities and equipment under capital leases (see Notes 2 and 7). Such assets are amortized on a straight-line basis over the lesser of the terms of the respective leases, or the remaining useful lives of the assets.

        Goodwill.    Goodwill represents the excess cost over the fair value of net assets acquired. Prior to the adoption of SFAS No. 142, goodwill arising from business combinations completed prior to July 1, 2001 was amortized on a straight-line basis over a period ranging from 18 to 40 years. Currently, goodwill arising from business combinations (whether or not completed prior to July 1, 2001) is accounted for under the provisions of SFAS No. 141 and SFAS No. 142 and is not amortized. SFAS No. 142 requires goodwill to be evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected September 30th as its annual testing date.

        Other Assets.    Other assets consist of the noncurrent portion of deferred income taxes, costs associated with the issuance of debt, which are amortized over the life of the related debt using the effective interest method, and costs to recruit physicians to the Company's markets, which are deferred and amortized over the term of the respective physician recruitment contract, which is generally three years. Amortization of deferred financing costs is included in interest expense.

        Third-Party Reimbursement.    Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems, provisions of cost-reimbursement and other payment methods. Approximately 44% of net operating revenues for the year ended December 31, 2002, 45% for the year ended December 31, 2001, and 46% for the year ended December 31, 2000, are related to services rendered to patients covered by the Medicare and Medicaid programs. Included in the amounts received from Medicare, approximately 0.44% of net operating revenues for 2002, 0.52% for 2001 and 0.54% for 2000 relates to Medicare outlier payments. In addition, the Company is reimbursed by non-governmental payors using a variety of payment methodologies. Amounts received by the Company for treatment of patients covered by such programs are generally less than the standard billing rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net operating revenues. Final settlements under certain of these programs are subject to adjustment based on administrative review and audit by third parties. Adjustments to the estimated billings are recorded in the periods that such adjustments become known. Adjustments to previous program reimbursement estimates are accounted for as contractual adjustments and reported in future periods as final settlements are determined. Adjustments related to final settlements or appeals increased revenue by an insignificant amount in each of the years ended December 31, 2002, 2001 and 2000. Net amounts due to third-party payors as of December 31, 2002 were $29 million and as of December 31, 2001 were $13 million and are included in accrued liabilities-other in the accompanying balance sheets. Since August 2000, Centers for Medicare and Medicaid Services has experienced delays in providing certain information needed to file Medicare cost reports, thus, an increase in cost report settlements due to Medicare has resulted. Substantially all Medicare and Medicaid cost reports are final settled through 1998.

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

        Net Operating Revenues.    Net operating revenues are recorded net of provisions for contractual adjustments of approximately $3,507 million, $2,427 million and $1,649 million in 2002, 2001 and 2000, respectively. Net operating revenues are recognized when services are provided. In the ordinary course of business the Company renders services to patients who are financially unable to pay for hospital care. The value (at the Company's standard charges) of these services to patients who are unable to pay is eliminated prior to reporting net operating revenues and was $54.7 million, $43.3 million and $23.8 million for the years ended December 31, 2002, 2001 and 2000, respectively.

        Professional Liability Insurance Claims.    The Company accrues for estimated losses resulting from professional liability claims to the extent they are not covered by insurance. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially- determined projections and is discounted to its net present value. To the extent that subsequent claims information varies from management's estimates, the liability is adjusted currently.

        Accounting for the Impairment or Disposal of Long-Lived Assets.    In accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying values of certain long-lived assets may be impaired, the Company projects the undiscounted cash flows expected to be generated by these assets. If the projections indicate that the reported amounts are not expected to be recovered, such amounts are reduced to their estimated fair value based on a quoted market price, if available, or an estimate based on valuation techniques available in the circumstances.

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

        Comprehensive Income.    SFAS No. 130, "Reporting Comprehensive Income," defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. "Accumulated other comprehensive income (loss)" of ($8.3) million net of income tax benefit of $5.3 million at December 31, 2002 and $0.8 million net of income tax expense of $0.4 million at December 31, 2001, represents the cumulative change in fair value of interest rate swap agreements at the respective balance sheet dates.

        Stock-Based Compensation.    The Company accounts for stock-based compensation using the intrinsic value method prescribed in APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation cost, if any, is measured as the excess of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. SFAS No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans; however, it allows an entity to continue to measure compensation for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25. The Company has elected to continue to measure compensation under the method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

        Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of each option granted during

2002, 2001 and 2000 were $7.62, $8.46 and $6.11, respectively. In 2002, 2001 and 2000 the exercise price of options granted was the same as the fair value of the related stock. The following weighted-average assumptions were used for grants in fiscal 2002, 2001 and 2000: risk-free interest rate of 2.38%, 3.71% and 6.46%; expected volatility of the Company's stock was 38% for 2002 and the expected volatility of the Company's common stock based on peer companies in the healthcare industry was 57% and 58% for 2001 and 2000, respectively; no dividend yields; and expected life of the options of 4 years, 2 years and 3 years for options granted in 2002, 2001 and 2000, respectively.

        Had the fair value of the options granted been recognized as compensation expense on a straight line basis over the vesting period of the grant, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

	Year Ended December 31
	2002	2001	2000
Net income:	$99,984	$44,743	$9,569
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	4,310	4,492	2,662

Pro-forma net income	$95,674	$40,251	$6,907

Net income per share:
Basic—as reported	$1.02	$0.51	$0.14

Basic—pro-forma	$0.97	$0.46	$0.10

Diluted—as reported	$1.00	$0.50	$0.14

Diluted—pro-forma	$0.96	$0.45	$0.10

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

        Derivative Instruments and Hedging Activities.    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", amended by SFAS No. 137 and SFAS No. 138. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the consolidated balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in a derivative's fair value be recorded each period in earnings or other comprehensive income ("OCI"), depending on whether the derivative is designated and is effective as a hedged transaction, and on the type of hedge transaction. Changes in the fair value of derivative instruments recorded to OCI are reclassified to earnings in the period affected by the underlying hedged item. Any portion of the fair value of a derivative instrument determined to be ineffective under the rules is recognized in current earnings. The adoption of SFAS No. 133, as amended, on January 1, 2001 did not have a material effect on the Company's consolidated financial position or results of operations.

        The Company has entered into several interest rate swap agreements that fall under the scope of this pronouncement. See Note 6 for further discussion about the swap transactions.

        New Accounting Pronouncements.    Effective July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations," and effective January 1, 2002, adopted SFAS No. 142, "Goodwill and Other Intangible Assets," related to the non-amortization of goodwill. Since adoption, existing goodwill is no longer amortized but assessed for impairment at least annually. The Company has selected September 30th as its annual assessment date. No impairment write-down occurred from the adoption of SFAS No. 142. The effect on net earnings of adopting SFAS No. 142 was a favorable increase per share (diluted) for the year ended December 31, 2002.

        The following table sets forth a reconciliation of income before extraordinary item, income before extraordinary item per share, net income and net income per share, assuming that SFAS No. 142 was applied during all periods presented.

	Year Ended December 31,
	2002	2001	2000
	(In Thousands)
Income before extraordinary item:
As reported	$105,258	$48,551	$9,569
Goodwill amortization, net of tax	—	24,806	23,114

As adjusted	$105,258	$73,357	$32,683

Net income:
As reported	$99,984	$44,743	$9,569
Goodwill amortization, net of tax	—	24,806	23,114

As adjusted	$99,984	$69,549	$32,683

Income before extraordinary item per share—basic:
As reported	$1.07	$0.55	$0.14
Goodwill amortization, net of tax	—	0.28	0.34

As adjusted	$1.07	$0.83	$0.48

Income before extraordinary item per share—diluted
As reported	$1.05	$0.54	$0.14
Goodwill amortization, net of tax	—	0.27	0.33

As adjusted	$1.05	$0.81	$0.47

Net income per share—basic:
As reported	$1.02	$0.51	$0.14
Goodwill amortization, net of tax	—	0.28	0.34

As adjusted	$1.02	$0.79	$0.48

Net income per share—diluted:
As reported	$1.00	$0.50	$0.14
Goodwill amortization, net of tax	—	0.27	0.33

As adjusted	$1.00	$0.77	$0.47

        In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143, addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This statement is effective for fiscal years beginning after June 15, 2002. Earlier application is encouraged. SFAS No. 143 establishes accounting standards for recognition and measurement of a liability for an asset retirement obligation and the associated retirement costs. This statement applies to all entities and to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or the normal operation of a long-lived asset, except for certain obligations of lessees. The implementation of SFAS No. 143 is not expected to have a material effect on our consolidated financial position or consolidated results of operations.

        In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The provisions of this statement provide a single accounting model for impairment of long-lived assets and are effective for financial statements issued for fiscal years beginning after December 15, 2001. The provisions are generally to be applied prospectively. There was no impact on our results of operations from the adoption of this standard.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Therefore, this statement will have no impact on the financial statement presentation for the year ended December 31, 2002. Upon adoption, the extraordinary losses recognized in the year ended December 31, 2002 and the year ended December 31, 2001 will be reclassified within income from operations to conform to the provisions of SFAS No. 145. The provisions of this statement related to SFAS No. 13 are effective for transactions occurring after May 15, 2002. All other provisions of this statement are effective for financial statements issued on or after May 15, 2002. The implementation of these remaining provisions did not have a material effect on our consolidated financial position or consolidated results of operations.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2002.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. For the company, the initial recognition and measurement provision of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The Company is currently evaluating what impact, if any, adoption of FIN No. 45 will have on its consolidated financial position and consolidated results of operations. The disclosure requirements of FIN No. 45 are effective for the Company as of December 31, 2002. The required disclosures are included in Note 12.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. As the Company has elected not to change to the fair value based method of accounting for stock-based employee compensation, the adoption of SFAS No. 148 will not have an impact on the Company's consolidated financial position or consolidated results of operation. The Company has included the disclosures in accordance with SFAS No. 148 in this Note 1.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE's")" ("FIN No. 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Effective with the quarter beginning July 1, 2003, the interpretation applies immediately to VIE's created before January 31, 2003, and to interests obtained in VIE's before January 31, 2003. The Company does not expect adoption of this interpretation to have a material effect on our consolidated financial position or consolidated results of operations.

        Reclassifications.    Certain amounts presented in prior year's financial statements have been reclassified to conform with the current year presentation.

2. Long-Term Leases and Purchases of Hospitals

        The business combinations completed by the Company during 2002 and 2001 are disclosed in accordance with the provisions of SFAS No. 141. During 2002, the Company acquired through six separate purchase transactions, most of the assets and working capital of six hospitals. On January 1, 2002, the Company acquired Gateway Regional Medical Center, a 396-bed hospital located in Granite City, Illinois. On March 1, 2002, the Company acquired Helena Regional Medical Center, a 155-bed hospital located in Helena, Arkansas. On June 30, 2002, the Company acquired Plateau Medical Center, a 90-bed hospital located in Oak Hill, West Virginia. On August 1, 2002, the Company acquired Lock Haven Hospital, a 77-bed hospital located in Lock Haven, Pennsylvania. On September 30, 2002 the Company acquired Memorial Hospital of Salem County, a 140-bed hospital located in Salem, New Jersey. On December 1, 2002, the Company acquired Lake Wales Medical Center, a 154-bed hospital located in Lake Wales, Florida. The consideration for the six hospitals totaled $173 million, consisting of $138 million in cash and $35 million in assumed liabilities. Goodwill recognized in these purchase transactions totaled $18 million. Goodwill recorded during 2002 is expected to be fully deductible for tax purposes.

        During 2001, the Company acquired, through five separate purchase transactions, most of the assets and working capital of five hospitals. On June 1, 2001, the Company acquired Brandywine Hospital, a 168-bed hospital located in Coatesville, Pennsylvania. On September 1, 2001, the Company acquired Red Bud Regional Hospital, a 103-bed hospital in Red Bud, Illinois. On October 1, 2001, the Company acquired Jennersville Regional Hospital, a 59-bed hospital located in West Grove, Pennsylvania and Easton Hospital, a 369-bed hospital located in Easton, Pennsylvania. On November 1, 2001, the Company acquired South Texas Regional Medical Center, a 57-bed hospital located in Jourdanton, Texas. The consideration for the five hospitals totaled $225 million consisting of $143 million in cash, which was borrowed under the acquisition loan facilities, and assumed liabilities of $82 million. Goodwill recognized in these purchase transactions totaled $49 million. Goodwill of $34 million related to acquisitions dated after June 30, 2001; no amortization of such goodwill has been included in the consolidated financial statements. Goodwill recorded during 2001 is expected to be fully deductible for tax purposes.

        During 2000, the Company acquired five hospitals through purchase transactions, effective in March, April, July, October and December and acquired two hospitals through capital lease transactions, effective in April and June, respectively. The consideration for the seven hospitals totaled $247 million. The consideration consisted of $148 million in cash, which was borrowed under the acquisition loan facilities, and assumed liabilities of $99 million. The entire lease obligation relating to each lease transaction was prepaid. The prepayment was included as part of the cash consideration. Licensed beds at these seven hospitals totaled 607 beds.

        The foregoing acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price has been determined by the Company based upon available information and, for acquisition transactions closed in 2002, is subject to obtaining final asset valuations prepared by independent appraisers, and settling amounts related to purchased working capital. Independent asset valuations are generally completed within 120 days of the date of acquisition; working capital settlements are generally made within 180 days of the date of acquisition. Adjustments to the purchase price allocation are not expected to be material.

        The table below summarizes the allocations of the purchase price (including assumed liabilities) for these acquisitions (in thousands):

	2002	2001	2000
Current assets	$35,517	$48,805	$39,844
Property and equipment	119,440	127,209	84,512
Goodwill and other intangibles	18,228	49,335	122,585

        The operating results of the foregoing hospitals have been included in the consolidated statements of operations from their respective dates of acquisition. The following pro forma combined summary of operations of the Company gives effect to using historical information of the operations of the hospitals purchased in 2002 and 2001 as if the acquisitions had occurred as of January 1, 2001 (in thousands except per share data):

	Year Ended December 31,
	2002	2001
Pro forma net operating revenues	$2,290,729	$2,070,811
Pro forma income before extraordinary item	95,574	22,625
Pro forma net income	90,300	18,817
Pro forma net income per share:
Basic	$0.92	$0.21
Diluted	$0.90	$0.21

3. Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill for the twelve months ended December 31, 2002, are as follows (in thousands):

Total
Balance as of January 1, 2002	$999,525
Goodwill acquired as part of acquisitions during 2002	18,228
Consideration adjustments and finalization of purchase price allocations for acquisitions completed prior to 2002	12,222

Balance as of December 31, 2002	$1,029,975

        The Company performed its initial goodwill evaluation, as required by SFAS No. 142, during the first quarter of 2002 and the annual evaluation as of September 30, 2002. No impairment was indicated by either evaluation.

        As required by SFAS No. 142, intangible assets that do not meet the criteria for separate recognition must be reclassified and included as part of goodwill. As a result of our analysis, no reclassifications to goodwill were required as of January 1, 2002. The gross carrying amount of the Company's other intangible assets was $3.7 million as of December 31, 2002 and $3.1 million as of December 31, 2001, and the net carrying amount was $2.6 million and $2.3 million as of December 31, 2002 and December 31, 2001, respectively. Other intangible assets are included in Other assets, net on the Company's balance sheets.

        The weighted average amortization period for the intangible assets subject to amortization is approximately 12 years. There are no expected residual values related to these intangible assets. Amortization expense for these intangible assets was $0.3 million and $0.1 million during the years ended December 31, 2002 and 2001, respectively. Amortization expense on intangible assets is estimated to be $0.3 million in 2003, $0.3 million in 2004, $0.2 million in 2005, $0.2 million in 2006, and $0.1 million in 2007.

4. Income Taxes

        The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000
Current
Federal	$13,935	$1,693	$195
State	8,960	4,688	1,328

	22,895	6,381	1,523

Deferred
Federal	43,882	35,704	16,519
State	6,615	3,859	131

	50,497	39,563	16,650

Total provision for income taxes	$73,392	$45,944	$18,173

        The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate (dollars in thousands):

	Year Ended December 31,
	2002		2001		2000
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory federal rate	$62,528	35.0%	$33,073	35.0%	$9,710	35.0%
State income taxes, net of federal income tax benefit	10,124	5.7	5,670	6.0	1,459	5.3
Non-deductible goodwill amortization	—	—	6,691	7.1	6,675	24.0
Other	740	0.4	510	0.5	329	1.2

Provision for income taxes and effective tax rate	$73,392	41.1%	$45,944	48.6%	$18,173	65.5%

        Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes as of December 31, consist of (in thousands):

	2002		2001
	Assets	Liabilities	Assets	Liabilities
Net operating loss and credit carryforwards	$38,049	$—	$61,706	$—
Property and equipment	—	72,384	—	56,658
Self-insurance liabilities	8,825	—	5,754	—
Intangibles	—	33,538	—	25,499
Other liabilities	—	2,190	—	2,193
Long-term debt and interest	1,025	—	—	1,620
Accounts receivable	16,206	—	12,739	—
Accrued expenses	4,368	—	5,903	—
Other comprehensive income	5,588	—	—	478
Other	2,811	3,073	4,083	420

	76,872	111,185	90,185	86,868
Valuation allowance	(15,123)	—	(14,581)	—

Total deferred income taxes	$61,749	$111,185	$75,604	$86,868

        Management believes that the net deferred tax assets will ultimately be realized, except as noted below. Management's conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has federal alternative minimum tax credit carryforwards of approximately $17 million which may be carried forward indefinitely and state net operating loss carryforwards of approximately $340 million which expire from 2003 to 2022.

        The valuation allowance of $13.2 million, relating primarily to state net operating losses, recognized in June 1996, the date the Company's operating company was acquired (the "Acquisition") by affiliates of Forstmann Little & Co. ("FL & Co."), was reduced by approximately $4.0 million and $3.6 million in 2002 and 2001, respectively. The $4.0 million reduction in 2002 relates to net operating losses and credits that management believes will ultimately be realized. The $3.6 million reduction in 2001 includes a $1.7 million direct write-off of expired net operating losses and credits and a $1.9 million utilization of net operating losses. No benefit was recorded for the utilization in 2002 or the expected utilization of state operating losses incurred in pre-FL & Co. acquisition years, as a valuation allowance attributable to these losses had previously been recorded in goodwill. Accordingly, goodwill was reduced in 2002 for the tax benefit realized through the actual utilization of these losses in 2002 or the expected utilization of these losses in future years. Likewise, any future benefits attributable to a decrease in the valuation allowance recognized at the date of acquisition by FL & Co. will be recorded as a reduction in goodwill. In this regard, at December 31, 2002, the remaining valuation allowance recorded pursuant to the Acquisition is $2.4 million. The valuation allowance increased by $0.5 million and decreased by $1.4 million during the years ended December 31, 2002 and 2001, respectively. In addition to amounts previously discussed, the change in valuation allowance relates to a redetermination of the amount, and realizability of net operating losses in certain state income tax jurisdictions.

4. Income Taxes (Continued)

        In addition to the amount paid for federal income tax examinations discussed below, the Company paid income taxes, net of refunds received, of $15.7 million, $2.5 million and $1.5 million during 2002, 2001 and 2000, respectively.

        Federal Income Tax Examinations.    In 2001, the Company settled the Internal Revenue Service examinations of its filed federal income tax returns for the tax periods ended December 31, 1993 through December 31, 1996. In that settlement, the Company agreed to several adjustments, primarily involving temporary or timing differences, and paid approximately $8.5 million, in satisfaction of the resulting federal income taxes and interest. The Internal Revenue Service examinations did not have a material financial impact on the Company.

5. Long-Term Debt

        Long-term debt consists of the following (in thousands):

	As of December 31,
	2002	2001
Credit Facilities:
Revolving Credit Loans	$—	$—
Acquisition Loans	—	103,000
Term Loans	847,875	558,586
Convertible Notes	287,500	287,500
Taxable bonds	—	22,500
Tax-exempt bonds	8,000	8,000
Capital lease obligations (see Note 7)	26,462	17,914
Term loans from acquisitions	10,800	30,018
Other	11,821	11,256

Total debt	1,192,458	1,038,774
Less current maturities	(18,529)	(58,691)

Total long-term debt	$1,173,929	$980,083

        Credit Facilities.    On July 16, 2002, the Company entered into a $1.2 billion senior secured credit facility with a consortium of lenders. The facility replaced the previous credit facility and consists of an $850 million term loan that matures in 2010 (as opposed to 2005 under the previous facility) and a six-year $350 million revolving credit facility that matures in 2008 (as opposed to 2004 under the previous facility). The Company may elect from time to time an interest rate per annum for the borrowings under the term loan and revolving credit facility equal to (a) an annual benchmark rate, which will be equal to the greatest of (i) the Prime Rate, (ii) the Base CD Rate plus 100 basis points or (iii) the Federal Funds Effective Rate plus 50 basis points (the "ABR"), plus (1) 150 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 250 basis points for the term loan and (2) the Eurodollar Applicable Margin for revolving credit loans. The Company also pays a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee is based on a pricing grid depending on the Eurodollar Applicable Margin for revolving credit loans and ranges from 0.375% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, the Company will pay fees for each letter of credit issued under the credit facility. The facility has a feature that allows for an additional $200 million of future funded term loans. The purpose of the facility was to refinance the Company's previous credit agreement, repay certain other indebtedness, and fund general corporate purposes including acquisitions. As of December 31, 2002, our availability for additional borrowings under our revolving credit facility was approximately $350 million and under our term loan was $200 million. As of December 31, 2002, the Company's weighted average interest rate under the Company's credit agreement was 4.39%.

        The terms of the credit agreement include various restrictive covenants. These covenants include restrictions on additional indebtedness, investments, asset sales, capital expenditures, sale and leasebacks, contingent obligations, transactions with affiliates, and fundamental changes. The Company would be required to amend the existing credit agreement in order to pay dividends to its shareholders. The covenants also require maintenance of various ratios regarding consolidated total indebtedness, consolidated interest and fixed charges. The level of these covenants are similar to or more favorable than the credit facility the Company refinanced.

        The Term Loans are scheduled to be paid with principal payments for future years as follows (in thousands):

2003	$8,500
2004	8,500
2005	8,500
2006	8,500
2007	8,500
Thereafter	805,375

Total	$847,875

        In 1996, a $900 million credit agreement was entered into with a consortium of creditors (the "Credit Agreement"). During 2001, the Credit Agreement was twice amended. On July 19, 2001, the maturity of the revolving credit facility and acquisition loan facility was extended to January 2, 2004. Additionally, future scheduled reductions of availability were eliminated. The Credit Agreement was again amended on September 13, 2001 allowing the Company to repay the $500 million subordinated debentures outstanding and allowing the Company to issue both convertible debt and common stock without requiring debt repayments on outstanding balances under the Credit Agreement in preparation of the offering the Company completed in October 2001.

        The Company could have elected that all or a portion of the borrowings under the Credit Agreement bear interest at a rate per annum equal to (a) an annual benchmark rate, which will be equal to the greatest of (i) "Prime Rate," (ii) the "Base" CD Rate plus 1% or (iii) the Federal Funds effective rate plus 50 basis points (the "ABR") or (b) the Eurodollar Rate, in each case increased by the applicable margin (the "Applicable Margin") which varied between 1.50% and 3.00% per annum. The applicable margin on the Revolving Credit Loans, Acquisition Loans and Tranche A Loan was subject to a reduction based on achievement of certain levels of total senior indebtedness to annualized consolidated EBITDA, as defined in the Credit Agreement and subsequent amendments. The Company was also required to pay a quarterly commitment fee at a rate which ranged from 0.375% to 0.625%

based on the Eurodollar Applicable Margin for Revolving Credit Loans. This rate was applied to unused commitments under the Revolving Credit Loans and the Acquisition Loans. The Company was also required to pay letters of credit fees at rates which vary from 1.50% to 3.00%.

        This Credit Agreement was replaced with the credit facility entered into on July 16, 2002.

        As of December 31, 2002 and 2001, the Company had letters of credit issued, primarily in support of certain bonds of approximately $13 million and $35 million, respectively.

        Convertible Notes.    On October 15, 2001, the Company sold $287.5 million aggregate principal amount (including the underwriter's over-allotment option) of 4.25% convertible notes for face value. The notes mature on October 15, 2008 unless converted or redeemed earlier. Interest on the notes is payable semi-annually on April 15 and October 15 of each year. The interest payments commenced April 15, 2002. The notes are convertible, at the option of the holder, into shares of the Company's common stock at any time before the maturity date, unless the Company has previously redeemed or repurchased the notes, at a conversion rate of 29.8507 shares of common stock per $1,000 principal amount of notes. The conversion rate is subject to anti-dilution adjustment in some events.

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

        On or after October 15, 2005, the Company has the right to redeem the notes, in whole or from time to time in part, at redemption prices, expressed as a percentage of the principal amount, together with accrued and unpaid interest to the redemption date, as follows for the 12-month period beginning on:

October 15, 2005	101.821%
October 15, 2006	101.214%
October 15, 2007	100.607%
Thereafter	100.000%

        Taxable Bonds and Tax-Exempt Bonds.    Tax-Exempt Bonds bore interest at floating rates which averaged 1.44% and 2.70% during 2002 and 2001, respectively. Taxable Bonds were repaid by the Company with proceeds from the $1.2 billion senior secured credit facility entered into by the Company in July 2002.

        Term Loans from Acquisitions.    In connection with the acquisition of hospitals in December 2000 and 2001, the Company assumed certain debt. The majority of these loans were repaid with proceeds from the $1.2 billion senior secured credit facility entered into by the Company in July, 2002.

        Other Debt.    As of December 31, 2002, other debt consisted primarily of an industrial revenue bond and other obligations maturing in various installments through 2014.

        The Company has entered into four separate interest rate swap agreements to limit the effect of changes in interest rates on a portion of its long-term borrowings. Under three agreements, entered into on November 20, 2001, the Company pays interest at fixed rates of 3.37%, 4.03% and 4.46%, respectively. Each of the three agreements has a $100 million notional amount of indebtedness. Under the fourth agreement, dated November 1, 2002, the Company pays interest at a fixed rate of 3.30% on $150 million notional amount of indebtedness. The Company receives a variable rate of interest under each of these swaps based on the three-month London Inter-Bank Offer ("LIBOR") excluding the margin paid under the credit facility on a quarterly basis. The swaps expire as follows: $100 million in November 2003, $100 million in November 2004, $100 million in November 2005 and $150 million in November 2007.

        As of December 31, 2002, the scheduled maturities of long-term debt outstanding, including capital leases, for each of the next five years and thereafter are as follows (in thousands):

2003	$18,529
2004	18,386
2005	19,431
2006	12,120
2007	12,096
Thereafter	1,111,896

$1,192,458

        The Company paid interest of $59 million, $107 million and $115 million on borrowings during the years ended December 31, 2002, 2001 and 2000, respectively.

6. Fair Values of Financial Instruments

        The fair value of financial instruments has been estimated by the Company using available market information as of December 31, 2002 and 2001, and valuation methodologies considered appropriate.

The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	As of December 31,
	2002		2001
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$132,844	$132,844	$8,386	$8,386
Liabilities:
Credit facilities	847,875	844,166	661,586	665,789
Convertible Notes	287,500	284,729	287,500	286,120
Taxable Bonds	—	—	22,500	22,500
Tax-exempt Bonds	8,000	8,000	8,000	8,000
Term loans from acquisitions	10,800	10,800	30,018	30,018
Other debt	11,821	11,821	11,256	11,256

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

        Interest Rate Swaps.    During 2002, the Company entered into an interest rate swap whereby the Company will pay the counterparty interest at a fixed rate and the counterparty will pay the Company interest at a floating rate equal to the three month London Inter-Bank Offer Rate ("LIBOR") on a quarterly basis. The notional amount of the swap entered into during 2002 was $150 million at a fixed interest rate of 3.3%. The maturity date is November 4, 2007. During 2001, the Company entered into three interest rate swap agreements whereby the Company will pay the counterparty interest at a fixed rate and the counterparty will pay the Company interest at a floating rate equal to the three-month LIBOR interest rate. The fair value of interest rate swap agreements is the amount at which they could be settled, based on estimates obtained from the counterparty. The Company has designated the interest rate swaps as cash flow hedge instruments whose recorded value in the consolidated balance sheet approximates fair market value. The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the years ended December 31, 2002 and 2001, the Company completed an assessment of the cash flow hedge instruments and determined the hedge to be highly effective. The Company has also determined that the ineffective portion of the hedge does not have a material effect on the Company's consolidated financial position, operations or cash flows. The counterparty to the interest rate swap agreements exposes the Company to credit risk in the event of non-performance. However, the Company does not anticipate non-performance by the counterparty. The Company does not hold or issue derivative financial instruments for trading purposes. Swaps consisted of the following at December 31, 2002:

Swap #1
Notional amount	$100 million
Fixed interest rate	3.37%
Termination date	November 28, 2003
Fair value	$1.8 million
Swap #2
Notional amount	$100 million
Fixed interest rate	4.03%
Termination date	November 30, 2004
Fair value	$4.2 million
Swap #3
Notional amount	$100 million
Fixed interest rate	4.46%
Termination date	November 30, 2005
Fair value	$6.1 million
Swap #4
Notional amount	$150 million
Fixed interest rate	3.30%
Termination date	November 4, 2007
Fair value	$1.5 million

        Assuming no change in December 31, 2002 interest rates, approximately $10.4 million will be charged to earnings through interest expense during the year ending December 31, 2003 pursuant to the interest rate swap agreements. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives' gains or losses reported through other comprehensive income will be reclassified into earnings.

7. Leases

        The Company leases hospitals, medical office buildings, and certain equipment under capital and operating lease agreements. During 2002, the Company entered into $8.4 million of capital leases pursuant to the construction of replacement hospitals. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs. Commitments relating to noncancellable operating and capital leases for each of the next five years and thereafter are as follows (in thousands):

Year ended December 31,	Operating	Capital
2003	$41,834	$7,751
2004	37,043	6,353
2005	30,217	10,146
2006	20,427	2,502
2007	14,651	3,043
Thereafter	40,648	4,913

Total minimum future payments	$184,820	$34,708

Less debt discounts		(8,246)

		26,462
Less current portion		(5,154)

Long-term capital lease obligations		$21,308

        Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $9.9 million of land and improvements, $79.3 million of buildings and improvements, and $38.2 million of equipment and fixtures as of December 31, 2002 and $9.9 million of land and improvements, $77.6 million of buildings and improvements and $31.5 million of equipment and fixtures as of December 31, 2001. The accumulated depreciation related to assets under capital leases was $40.3 million and $28.0 million as of December 31, 2002 and 2001, respectively. Depreciation of assets under capital leases is included in depreciation and amortization and amortization of debt discounts on capital lease obligations is included in interest expense in the consolidated statements of operations.

8. Employee Benefit Plans

        The Company has a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code, which covers all eligible employees at its hospitals, clinics, and the corporate offices. Participants may contribute a portion of their compensation not exceeding a limit set annually by the Internal Revenue Service. This plan includes a provision for the Company to match a portion of employee contributions. The Company also provides a defined contribution welfare benefit plan for post-termination benefits to executive and middle management employees. Total expense under the 401(k) plan was $5.7 million, $3.5 million and $2.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Total expense under the welfare benefit plan was $0.7 million, $0.5 million and $0.7 million for the years ended December 31, 2002, 2001 and 2000, respectively.

9. Stockholders' Equity

        On June 14, 2000, the Company closed its initial public offering of 18,750,000 shares of common stock; and on July 3, 2000, the underwriters exercised their overallotment option and purchased 1,675,717 shares of common stock. These shares were offered at $13.00 per share. On November 3, 2000, the Company completed an offering of 18,000,000 shares of its common stock at an offering price of $28.1875. Of these shares, 8,000,000 shares were sold by affiliates of FL & Co. and other shareholders. On October 15, 2001, the Company completed another offering of 12,000,000 shares of its common stock concurrent with its notes offering at an offering price of $26.80. The net proceeds to the Company from the 2001 and the two 2000 common stock offerings were $306.1 million and $514.5 million, respectively, in the aggregate and were used to repay long-term debt.

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

        During 1997, the Company granted options to purchase 191,614 shares of common stock to non-employee directors at an exercise price of $8.96 per share. These options are fully vested and expire ten years from the date of grant. As of December 31, 2002, 153,158 non-employee director options to purchase common stock were exercisable with a weighted average remaining contractual life of 4.5 years.

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

        In April 2000, the Board of Directors approved the 2000 Stock Option and Award Plan (the "2000 Plan"). The 2000 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code as well as stock options which do not so qualify, stock appreciation rights, restricted stock, performance units and performance shares, phantom stock awards and share awards. Persons eligible to receive grants under the 2000 Plan include the Company's directors, officers, employees and consultants. Options to purchase 4,562,791 shares of common stock are authorized under the 2000 Plan. All options granted pursuant to the 2000 Plan are generally exercisable each year on a cumulative basis at a rate of 33 1/3% of the total number of common shares covered by the option beginning on the first anniversary of the date of grant and expiring ten years from the date of grant. As of December 31, 2002, a total of 4,560,900 options have been granted under the 2000 Plan and 240,940 shares of unissued common stock remain reserved for future grants under the 2000 Plan.

        The options granted are "nonqualified" for tax purposes. For financial reporting purposes, the exercise price of certain option grants under the 1996 plan were considered to be below the fair value of the stock at the time of grant. The fair value of those grants was determined based on an appraisal conducted by an independent appraisal firm as of the relevant date. The aggregate differences between fair value and the exercise price is being charged to compensation expense over the relevant vesting periods. Such expense aggregated $26,000, $44,000 and $74,000 in 2002, 2001 and 2000, respectively. Options granted under the 2000 Plan were granted to employees at the fair value of the related stock.

        A summary of the number of shares of common stock issuable upon the exercise of options under the Company's 1996 Plan and 2000 Plan for fiscal 2002, 2001 and 2000 and changes during those years is presented below:

	Shares	Price Range	Weighted Average Price
Balance at December 31, 1999	550,242	$6.99	$6.99
Granted	3,943,000	13.00-31.70	13.69
Exercised	(78,284)	6.99	6.99
Forfeited or canceled	(83,927)	6.99-20.06	9.40

Balance at December 31, 2000	4,331,031	$6.99-31.70	$13.05
Granted	224,400	23.00-29.39	24.85
Exercised	(218,277)	6.99-20.06	12.79
Forfeited or canceled	(138,498)	6.99-31.70	13.60

Balance at December 31, 2001	4,198,656	$6.99-31.70	$13.74
Granted	393,500	20.25-27.70	23.05
Exercised	(203,295)	6.99-23.00	12.64
Forfeited or canceled	(119,183)	6.99-31.70	19.10

Balance at December 31, 2002	4,269,678	$6.99-31.70	$14.50

        The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.99	323,464	4.9 years	$6.99	269,635	$6.99
$13.00 - 31.70	3,946,215	7.7 years	$15.11	2,207,409	$14.06

        The effect of net income and earnings per share if the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is disclosed in Note 1.

10. Earnings Per Share

        The following table sets forth the computation of basic and diluted net income per share (in thousands, except share data):

	Year Ended December 31,
	2002	2001	2000
Numerator:
Numerator for basic earnings per share—
Income before extraordinary item	$105,258	$48,551	$9,569
Loss from early extinguishment of debt, net of tax	5,274	3,808	—

Net income available to common stockholders—basic	$99,984	$44,743	$9,569

Numerator for diluted earnings per share—
Income before extraordinary item	$105,258	$48,551	$9,569
Interest, net of tax, on 4.25% convertible notes	8,757	—	—

Income before extraordinary item—diluted	114,015	48,551	9,569
Loss from early extinguishment of debt, net of tax	5,274	3,808	—

Net income available to common stockholders—diluted	$108,741	$44,743	$9,569

Denominator:
Weighted-average number of shares outstanding—basic	98,421,052	88,382,443	67,610,399
Effect of dilutive securities:
Non-employee director options	58,783	65,245	54,885
Unvested common shares	228,427	490,158	802,471
Employee options	1,087,793	1,313,582	719,436
4.25% Convertible notes	8,582,076	—	—

Weighted-average number of shares outstanding—diluted	108,378,131	90,251,428	69,187,191

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee options	401,532	179,100	—
4.25% Convertible notes	—	8,582,076	—

11. Extraordinary Item

        During 2002, the Company incurred an extraordinary charge of $8.7 million ($5.3 million, net of tax) or $0.05 per diluted share, net of tax related to the write-off of deferred financing costs in connection with the early repayment of the Company's existing credit facilities.

        During 2001, the Company incurred an extraordinary charge of $6.2 million ($3.8 million, net of tax) or $0.04 per diluted share, net of tax related to the write-off of deferred financing costs in connection with the early repayment of subordinated debentures.

12. Commitments and Contingencies

        Construction Commitments.    As of December 31, 2002, the Company has obligations under certain hospital purchase agreements to construct two hospitals through 2004 with an aggregate estimated construction cost, including equipment, of approximately $60 million. Of this amount, approximately $10 million has been expended through December 31, 2002. We expect to spend an additional $35 to $38 million in replacement hospital construction and equipment costs during 2003.

        Physician Recruiting Commitments.    As part of our physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to our communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to the physicians in excess of the amounts they earned in their practice up to the amount of the income guarantee. These income guarantee periods are typically for 12 months. Such payments are recoverable by the Company from physicians who do not fulfill their commitment period, which is typically three years, to the respective community. At December 31, 2002, the maximum potential amount of future payments under these guarantees is $18.5 million.

        Other.    At December 31, 2002, the Company has commitments whereby the Company has guaranteed rental income to the owners of a medical office building. The Company would only be required to perform under these commitments if the office space is not otherwise leased to physicians. The maximum potential amount of future payments under this commitment is $1.7 million.

        At December 31, 2002, the Company has commitments whereby the Company has guaranteed certain debt instruments of various joint ventures of which the Company is a minority investor. The Company would only be required to perform under these commitments if the joint ventures are unable to meet their obligations. The maximum potential amount of future payments under these commitments is $4.4 million.

        Professional Liability Risks.    Substantially all of the Company's professional and general liability risks are subject to a per occurrence deductible; these deductibles were $0.5 million per occurrence for claims reported prior to June 1, 2002 and $2.0 million per occurrence for claims reported June 1, 2002 and thereafter. The Company's insurance is underwritten on a "claims-made basis." The Company accrues an estimated liability for its uninsured exposure and self-insured retention based on historical loss patterns and actuarial projections. The Company's estimated liability for the self-insured portion of professional and general liability claims was $22.4 and $13.8 million as of December 31, 2002 and 2001, respectively. These estimated liabilities represent the present value of estimated future professional liability claims payments based on expected loss patterns using a weighted-average discount rate of 3.4% and 3.85% in 2002 and 2001, respectively. The weighted-average discount rate is based on an estimate of the risk-free interest rate for the duration of the expected claim payments. The estimated undiscounted claims liability was $24.5 million and $16.7 million as of December 31, 2002 and 2001, respectively. The Company is a minority investor in a captive insurance company through which it purchases coverage from $2.0 million to $5.0 million per claim.

        Legal Matters.    The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated financial position, cash flows or results of operations.

13. Related Party Transactions

        Notes receivable for common shares held by employees, as disclosed on the consolidated balance sheets, represent the outstanding balance of notes accepted by the Company as partial payment for the purchase of the common shares from senior management employees. These notes bear interest at 6.84%, are full recourse promissory notes and are secured by the shares to which they relate. Each of the full recourse promissory notes mature on the fifth anniversary date of the note, with accelerated maturities in case of employee termination, Company stock repurchases, or stockholder's sale of common stock. Employees have fully paid for purchases of common stock by cash or by a combination of cash and full recourse promissory notes. These notes were fully repaid in 2002.

        The Company purchased marketing services and materials at a cost of $195,791, $207,573 and $239,400 in 2002, 2001 and 2000, respectively, from a company owned by the spouse of one of the Company's officers.

14. Subsequent Events

        Effective January 1, 2003, the Company acquired seven hospitals from Methodist Healthcare Corporation of Memphis, Tennessee in a single purchase transaction. These seven hospitals are located in Western Tennessee and have a combined 676 licensed beds. The aggregate consideration for these seven hospitals totaled approximately $148 million. On January 14, 2003 the Company announced the signing of a definitive agreement to acquire Southside Regional Medical Center in Petersburg, Virginia. Included in this acquisition is a 408-bed hospital, several satellite clinics and two paramedical education programs and a commitment to build a replacement hospital. This transaction is subject to regulatory approvals.

        On January 23, 2003, the Company announced an open market share repurchase program for up to five million shares. The share repurchase program commenced immediately and will conclude at the earlier of three years or when the maximum number of shares have been repurchased. As of February 18, 2003, the Company has repurchased 500,000 shares at a weighted average cost of $18.14 per share.

15. Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th	Total
	(In Thousands, Except Share and Per Share Data)
Year ended December 31, 2002:
Net operating revenues	$533,519	$530,582	$552,841	$583,475	$2,200,417
Income before extraordinary item and taxes	46,426	41,292	43,199	47,733	178,650
Income before extraordinary item	27,176	24,241	25,430	28,411	105,258
Income per share before extraordinary item:
Basic	0.28	0.25	0.26	0.29	1.07
Diluted	0.27	0.24	0.25	0.28	1.05
Net Income	27,176	24,241	20,156	28,411	99,984
Net Income per share:
Basic	0.28	0.25	0.21	0.29	1.02
Diluted	0.27	0.24	0.21	0.28	1.00
Weighted average number of shares:
Basic	98,111,557	98,267,874	98,533,822	98,571,812	98,421,052
Diluted	108,171,728	99,843,632	108,512,718	108,396,886	108,738,131
Year ended December 31, 2001:
Net operating revenues	$398,645	$400,909	$416,569	$477,502	$1,693,625
Income before extraordinary item and taxes	21,188	19,548	19,854	33,905	94,495
Income before extraordinary item	10,848	9,651	10,041	18,011	48,551
Income per share before extraordinary item:
Basic	0.13	0.11	0.12	0.19	0.55
Diluted	0.12	0.11	0.11	0.18	0.54
Net income	10,848	9,651	10,041	14,203	44,743
Net income per share:
Basic	0.13	0.11	0.12	0.15	0.51
Diluted	0.12	0.11	0.11	0.15	0.50
Weighted average number of shares:
Basic	85,528,371	85,713,343	85,944,773	96,147,143	88,382,443
Diluted	87,576,420	87,517,797	87,833,430	97,881,593	90,251,428

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this Item is incorporated herein by reference to the Company's proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on May 22, 2003 under "Election of Directors."

Item 11. Executive Compensation

        The information required by this Item is incorporated herein by reference to the Company's proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 22, 2003 under "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The information required by this Item is incorporated herein by reference to the Company's proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on May 22, 2003 under "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information."

Item 13. Certain Relationships and Related Transactions

        The information required by this Item is incorporated herein by reference to the Company's proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of Stockholders of the Company scheduled to be held on May 22, 2003 under "Certain Transactions."

Item 14. Controls and Procedures

        Within the 90 days prior to the date of this Form 10-K, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer (Principal Financial Officer) of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective. There has been no significant change in the Company's financial internal controls and procedures or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Item 15(a)(1), 15(a)(2) and 15(d):

        The following financial statement schedule is filed as part of this Report at page 82 hereof:

        Schedule II—Valuation and Qualifying Accounts

        All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 15(a)(3) and 15(c):

        The following exhibits are filed with this Report.

No.	Description
2.1	Agreement and Plan of Merger between the Registrant, FLCH Acquisition Corp. and Community Health Systems, Inc., dated on June 9, 1996 (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
3.2	Form of Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
4.2	Form of Indenture, dated as of October 15, 2001 between the Registrant and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 333-69064))
10.1	Form of outside director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 333- 31790))
10.2	Form of Stockholder's Agreement between the Registrant and outside directors (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.3	Form of Employee Stockholder's Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.4	The Registrant's Employee Stock Option Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.5	The Registrant's 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.6	Form of Stockholder's Agreement between the Registrant and employees (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.7	Registration Rights Agreement, dated July 9, 1996, among the Registrant, FLCH Acquisition Corp., Forstmann Little & Co. Equity Partnership V, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership VI, L.P. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.8	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.9	Credit Agreement dated as of July 16, 2002, among, CHS/Community Health Systems, Inc., Community Health Systems Inc., certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank National Association, as Documentation Agent. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)*
10.10	First Amendment, dated as of October 25, 2002 representing an amendment to the Credit Agreement dated as of July 16, 2002, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank National Association, as Documentation Agent.*

10.11	Second Amendment, dated as of January 22, 2003 representing an amendment to the Credit Agreement dated as of July 16, 2002, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank National Association, as Documentation Agent.*
10.12	Form of Management Rights Letter between Registrant and the partnerships affiliated with Forstmann Little & Co. (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.13	Corporate Compliance Agreement between the Office of Inspector General of the Department of Health and Human Services and the Registrant (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.14	Tenet BuyPower Purchasing Assistance Agreement, dated June 13, 1997, between Community Health Systems, Inc. and Tenet HealthSystem Inc., Addendum, dated September 19, 1997 and First Amendment, dated March 15, 2000 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S- 1 (No. 333-31790))
10.15	The Registrant's 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.16	Settlement Agreement between the United States of America, the states of Illinois, New Mexico, South Carolina, Tennessee, Texas, West Virginia and the Registrant (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.17	Community Health Systems, Inc. Supplemental Executive Retirement Plan*
10.18	Community Health Systems Deferred Compensation Plan Trust, Amended and Restated Effective February 26, 1999*
10.19	Community Health Systems Deferred Compensation Plan, as amended effective October 1, 1993; January 1, 1994; January 1, 1995; April 1, 1999; July 1, 2000; and June 1, 2001*
21	List of subsidiaries*
23.1	Consent of Deloitte & Touche LLP*
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith.

Item 15(b):

        Form 8-K, dated October 23, 2002, in connection with our press release related to third quarter 2002 operating results.

SIGNATURES

        Pursuant to the requirements section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY HEALTH SYSTEMS, INC.
By:	/s/ WAYNE T. SMITH Wayne T. Smith Chairman of the Board President and Chief Executive Officer March 27, 2003

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date
/s/ WAYNE T. SMITH Wayne T. Smith	President and Chief Executive Officer and Director (principal executive officer)	March 27, 2003
/s/ W. LARRY CASH W. Larry Cash	Executive Vice President and Chief Financial Officer (principal financial officer)	March 27, 2003
/s/ T. MARK BUFORD T. Mark Buford	Vice President and Corporate Controller (principal accounting officer)	March 27, 2003
/s/ SHEILA P. BURKE Sheila P. Burke	Director	March 27, 2003
/s/ ROBERT J. DOLE Robert J. Dole	Director	March 27, 2003
/s/ J. ANTHONY FORSTMANN J. Anthony Forstmann	Director	March 27, 2003
/s/ THEODORE J. FORSTMANN Theodore J. Forstmann	Director	March 27, 2003
/s/ DALE F. FREY Dale F. Frey	Director	March 27, 2003
/s/ SANDRA J. HORBACH Sandra J. Horbach	Director	March 27, 2003
/s/ THOMAS H. LISTER Thomas H. Lister	Director	March 27, 2003
/s/ MICHAEL A. MILES Michael A. Miles	Director	March 27, 2003
/s/ DR. HARVEY KLEIN Dr. Harvey Klein	Director	March 27, 2003
/s/ JOHN A. CLERICO John A. Clerico	Director	March 27, 2003

Certifications

I, Wayne T. Smith, certify that:

1.
I have reviewed this annual report on Form 10-K of Community Health Systems, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ WAYNE T. SMITH Wayne T. Smith Chairman of the Board, President and Chief Executive Officer

I, W. Larry Cash, certify that:

1.
I have reviewed this annual report on Form 10-K of Community Health Systems, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 27, 2003	/s/ W. LARRY CASH W. Larry Cash Executive Vice President and Chief Financial Officer

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Brentwood, Tennessee

        We have audited the consolidated financial statements of Community Health Systems, Inc. and subsidiaries as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, and have issued our report thereon dated February 18, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph referring to the Company changing its method of accounting for goodwill and other intangible assets by adopting certain provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets effective January 1, 2002), included elsewhere in this Annual Report. Our audits also included the consolidated financial statement schedule listed in Item 15 of this Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Nashville, Tennessee
February 18, 2003

Community Health Systems, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs	Balance at End of Year
Year ended December 31, 2002 allowance for doubtful accounts	$63,880	$201,334	$(192,104)	$73,110
Year ended December 31, 2001 allowance for doubtful accounts	52,935	156,226	(145,281)	63,880
Year ended December 31, 2000 allowance for doubtful accounts	34,499	122,303	(103,867)	52,935

Exhibit Index

No.	Description
2.1	Agreement and Plan of Merger between the Registrant, FLCH Acquisition Corp. and Community Health Systems, Inc., dated on June 9, 1996 (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
3.2	Form of Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
4.2	Form of Indenture, dated as of October 15, 2001 between the Registrant and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 333-69064))
10.1	Form of outside director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 333- 31790))
10.2	Form of Stockholder's Agreement between the Registrant and outside directors (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.3	Form of Employee Stockholder's Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.4	The Registrant's Employee Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.5	The Registrant's 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.6	Form of Stockholder's Agreement between the Registrant and employees (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.7	Registration Rights Agreement, dated July 9, 1996, among the Registrant, FLCH Acquisition Corp., Forstmann Little & Co. Equity Partnership V, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership VI, L.P. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.8	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.9	Credit Agreement dated as of July 16, 2002, among, CHS/Community Health Systems, Inc., Community Health Systems Inc., certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank National Association, as Documentation Agent. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.10	First Amendment, dated as of October 25, 2002 representing an amendment to the Credit Agreement dated as of July 16, 2002, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank National Association, as Documentation Agent.*

10.11	Second Amendment, dated as of January 22, 2003 representing an amendment to the Credit Agreement dated as of July 16, 2002, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank National Association, as Documentation Agent.*
10.12	Form of Management Rights Letter between Registrant and the partnerships affiliated with Forstmann Little & Co. (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.13	Corporate Compliance Agreement between the Office of Inspector General of the Department of Health and Human Services and the Registrant (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.14	Tenet BuyPower Purchasing Assistance Agreement, dated June 13, 1997, between Community Health Systems, Inc. and Tenet HealthSystem Inc., Addendum, dated September 19, 1997 and First Amendment, dated March 15, 2000 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S- 1 (No. 333-31790))
10.15	The Registrant's 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.16	Settlement Agreement between the United States of America, the states of Illinois, New Mexico, South Carolina, Tennessee, Texas, West Virginia and the Registrant (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.17	Community Health Systems, Inc. Supplemental Executive Retirement Plan*
10.18	Community Health Systems Deferred Compensation Plan Trust, Amended and Restated Effective February 26, 1999*
10.19	Community Health Systems Deferred Compensation Plan, as amended effective October 1, 1993; January 1, 1994; January 1, 1995; April 1, 1999; July 1, 2000; and June 1, 2001*
21	List of subsidiaries*
23.1	Consent of Deloitte & Touche LLP*
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

            *  Filed herewith.