Form 10-K/A
period 2002-12-31
COMMUNITY HEALTH SYSTEMS INC/
filed 2003-04-11
CIK 1108109

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)
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

Explanatory Note

        This Amendment No. 1 to the Annual Report on Form 10-K of Community Health Systems, Inc. amends and restates in its entirety Item 15 of Part IV for the sole purpose of adding Exhibits 10.20, 10.21 and 10.22, which are being filed herewith.

PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

Item 15(a)(1), 15(a)(2) and 15(d):

        The following financial statement schedule is filed as part of this Report at page 8 hereof:

        Schedule II—Valuation and Qualifying Accounts

        All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 15(a)(3) and 15(c):

        The following exhibits are filed with this Report.

No.	Description
2.1	Agreement and Plan of Merger between the Registrant, FLCH Acquisition Corp. and Community Health Systems, Inc., dated on June 9, 1996 (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
3.2	Form of Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
4.2	Form of Indenture, dated as of October 15, 2001 between the Registrant and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 333-69064))
10.1	Form of outside director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 333- 31790))
10.2	Form of Stockholder's Agreement between the Registrant and outside directors (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.3	Form of Employee Stockholder's Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.4	The Registrant's Employee Stock Option Plan and Form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.5	The Registrant's 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (No. 333-31790))

10.6	Form of Stockholder's Agreement between the Registrant and employees (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.7	Registration Rights Agreement, dated July 9, 1996, among the Registrant, FLCH Acquisition Corp., Forstmann Little & Co. Equity Partnership V, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership VI, L.P. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.8	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.9	Credit Agreement dated as of July 16, 2002, among, CHS/Community Health Systems, Inc., Community Health Systems Inc., certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank National Association, as Documentation Agent. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.10	First Amendment, dated as of October 25, 2002 representing an amendment to the Credit Agreement dated as of July 16, 2002, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank National Association, as Documentation Agent (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002)
10.11	Second Amendment, dated as of January 22, 2003 representing an amendment to the Credit Agreement dated as of July 16, 2002, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank National Association, as Documentation Agent (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002)
10.12	Form of Management Rights Letter between Registrant and the partnerships affiliated with Forstmann Little & Co. (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.13	Corporate Compliance Agreement between the Office of Inspector General of the Department of Health and Human Services and the Registrant (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.14	Tenet BuyPower Purchasing Assistance Agreement, dated June 13, 1997, between Community Health Systems, Inc. and Tenet HealthSystem Inc., Addendum, dated September 19, 1997 and First Amendment, dated March 15, 2000 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S- 1 (No. 333-31790))
10.15	The Registrant's 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.16	Settlement Agreement between the United States of America, the states of Illinois, New Mexico, South Carolina, Tennessee, Texas, West Virginia and the Registrant (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (No. 333-31790))

10.17	Community Health Systems, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002)
10.18	Community Health Systems Deferred Compensation Plan Trust, Amended and Restated Effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002)
10.19	Community Health Systems Deferred Compensation Plan, as amended effective October 1, 1993; January 1, 1994; January 1, 1995; April 1, 1999; July 1, 2000; and June 1, 2001 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002)
10.20	Form of Community Health Systems, Inc. Supplemental Benefits Plan*
10.21	Form of Community Health Systems, Inc. Supplemental Benefits Plan, Benefit Exchange Agreement*
10.22	Form of Community Health Systems, Inc. Supplemental Benefits Plan, Amendment to Benefit Exchange Agreement*
21	List of subsidiaries**
23.1	Consent of Deloitte & Touche LLP*
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith.

**
Previously filed.

Item 15(b):

        Form 8-K, dated October 23, 2002, in connection with our press release related to third quarter 2002 operating results.

SIGNATURES

        Pursuant to the requirements of Rule 12b-15 of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY HEALTH SYSTEMS, INC.
By:	/s/ WAYNE T. SMITH Wayne T. Smith Chairman of the Board President and Chief Executive Officer April 10, 2003

Certifications

I, Wayne T. Smith, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Community Health Systems, Inc.;

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

Date: April 10, 2003	/s/ WAYNE T. SMITH Wayne T. Smith Chairman of the Board, President and Chief Executive Officer

I, W. Larry Cash, certify that:

1.
I have reviewed this annual report on Form 10-K/A of Community Health Systems, Inc.;

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

Date: April 10, 2003	/s/ W. LARRY CASH W. Larry Cash Executive Vice President and Chief Financial Officer

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

Nashville, Tennessee
February 18, 2003

Community Health Systems, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

(In Thousands)

Description	Balance at Beginning of Year	Charged to Costs and Expenses	Write-offs	Balance at End of Year
Year ended December 31, 2002 allowance for doubtful accounts	$63,880	$201,334	$(192,104)	$73,110
Year ended December 31, 2001 allowance for doubtful accounts	52,935	156,226	(145,281)	63,880
Year ended December 31, 2000 allowance for doubtful accounts	34,499	122,303	(103,867)	52,935

Exhibit Index

No.	Description
2.1	Agreement and Plan of Merger between the Registrant, FLCH Acquisition Corp. and Community Health Systems, Inc., dated on June 9, 1996 (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
3.2	Form of Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
4.2	Form of Indenture, dated as of October 15, 2001 between the Registrant and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 333-69064))
10.1	Form of outside director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 333- 31790))
10.2	Form of Stockholder's Agreement between the Registrant and outside directors (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.3	Form of Employee Stockholder's Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.4	The Registrant's Employee Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.5	The Registrant's 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.5 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.6	Form of Stockholder's Agreement between the Registrant and employees (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.7	Registration Rights Agreement, dated July 9, 1996, among the Registrant, FLCH Acquisition Corp., Forstmann Little & Co. Equity Partnership V, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership VI, L.P. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.8	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.9	Credit Agreement dated as of July 16, 2002, among, CHS/Community Health Systems, Inc., Community Health Systems Inc., certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank National Association, as Documentation Agent. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.10	First Amendment, dated as of October 25, 2002 representing an amendment to the Credit Agreement dated as of July 16, 2002, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank National Association, as Documentation Agent (incorporated by reference to Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002)

10.11	Second Amendment, dated as of January 22, 2003 representing an amendment to the Credit Agreement dated as of July 16, 2002, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank National Association, as Documentation Agent (incorporated by reference to Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002)
10.12	Form of Management Rights Letter between Registrant and the partnerships affiliated with Forstmann Little & Co. (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.13	Corporate Compliance Agreement between the Office of Inspector General of the Department of Health and Human Services and the Registrant (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.14	Tenet BuyPower Purchasing Assistance Agreement, dated June 13, 1997, between Community Health Systems, Inc. and Tenet HealthSystem Inc., Addendum, dated September 19, 1997 and First Amendment, dated March 15, 2000 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S- 1 (No. 333-31790))
10.15	The Registrant's 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.16	Settlement Agreement between the United States of America, the states of Illinois, New Mexico, South Carolina, Tennessee, Texas, West Virginia and the Registrant (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.17	Community Health Systems, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002)
10.18	Community Health Systems Deferred Compensation Plan Trust, Amended and Restated Effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002)
10.19	Community Health Systems Deferred Compensation Plan, as amended effective October 1, 1993; January 1, 1994; January 1, 1995; April 1, 1999; July 1, 2000; and June 1, 2001 (incorporated by reference to Exhibit 10.19 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002)
10.20	Form of Community Health Systems, Inc. Supplemental Benefits Plan*
10.21	Form of Community Health Systems, Inc. Supplemental Benefits Plan, Benefit Exchange Agreement*
10.22	Form of Community Health Systems, Inc. Supplemental Benefits Plan, Amendment to Benefit Exchange Agreement*
21	List of subsidiaries**
23.1	Consent of Deloitte & Touche LLP*
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

            *  Filed herewith.

          **  Previously filed.

QuickLinks

DOCUMENTS INCORPORATED BY REFERENCE
Explanatory Note
PART IV
SIGNATURES
Certifications
INDEPENDENT AUDITORS' REPORT
Community Health Systems, Inc. and Subsidiaries Schedule II—Valuation and Qualifying Accounts (In Thousands)
Exhibit Index