Form 10-Q
period 2003-03-31
COMMUNITY HEALTH SYSTEMS INC/
filed 2003-05-13
CIK 1108109

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

Commission file number 001-15925

COMMUNITY HEALTH SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3893191 (I.R.S. Employer Identification Number)
155 Franklin Road, Suite 400 Brentwood, Tennessee (Address of principal executive offices)	37027 (Zip Code)
615-373-9600 (Registrant's telephone number)

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☒    No ☐

        As of May 5, 2003, there were outstanding 98,249,308 shares of the Registrant's Common Stock, $.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Quarter Ended March 31, 2003

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,563	$132,844
Patient accounts receivable, net	464,796	400,442
Supplies	63,775	60,456
Prepaid expenses and taxes	20,580	22,107
Current deferred income taxes	15,684	15,684
Other current assets	17,431	16,193

Total current assets	601,829	647,726

Property and equipment	1,435,247	1,310,738
Less accumulated depreciation and amortization	(304,981)	(281,401)

Property and equipment, net	1,130,266	1,029,337

Goodwill, net	1,084,353	1,029,975

Other Assets, net	105,272	102,458

Total assets	$2,921,720	$2,809,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$19,204	$18,529
Accounts payable	114,136	111,677
Current income taxes payable	22,148	6,559
Accrued interest	9,913	6,781
Accrued liabilities	155,080	174,884

Total current liabilities	320,481	318,430

Long-term debt	1,252,670	1,173,929

Deferred income taxes	65,120	65,120

Other long-term liabilities	45,973	37,712

Stockholders' equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 99,227,559 shares issued and 98,252,010 shares outstanding at March 31, 2003 and 99,787,034 shares issued and 98,811,485 shares outstanding at December 31, 2002, respectively	992	998
Additional paid-in capital	1,309,197	1,319,370
Treasury stock, at cost, 975,549 shares at March 31, 2003 and December 31, 2002, respectively	(6,678)	(6,678)
Unearned stock compensation	(11)	(15)
Accumulated other comprehensive income (loss)	(8,507)	(8,314)
Accumulated deficit	(57,517)	(91,056)

Total stockholders' equity	1,237,476	1,214,305

Total liabilities and stockholders' equity	$2,921,720	$2,809,496

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Net operating revenues	$659,277	$533,519

Operating costs and expenses:
Salaries and benefits	268,772	217,164
Provision for bad debts	62,341	49,897
Supplies	76,820	64,000
Other operating expenses	128,631	97,909
Rent	16,139	12,149
Depreciation and amortization	33,242	28,484
Minority interests in earnings	372	761

Total operating costs and expenses	586,317	470,364

Income from operations	72,960	63,155
Interest expense, net	17,016	16,729

Income before income taxes	55,944	46,426
Provision for income taxes	22,405	19,250

Net income	$33,539	$27,176

Net income per common share:
Basic	$0.34	$0.28

Diluted	$0.33	$0.27

Weighted-average number of shares outstanding:
Basic	98,354,944	98,111,557

Diluted	107,820,250	108,171,728

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities
Net income	$33,539	$27,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,242	28,484
Minority interest in earnings	372	761
Stock compensation expense	4	—
Other non-cash expenses, net	(26)	519
Changes in operating assets and liabilities, net of effects of acquistions:
Patient accounts receivable	(63,860)	(27,683)
Supplies, prepaid expenses and other current assets	(265)	(3,438)
Accounts payable, accrued liabilities and income taxes	(4,700)	30,304
Other	10,204	(7,264)

Net cash provided by operating activities	8,510	48,859

Cash flows from investing activities
Acquistions of facilities	(147,241)	(56,106)
Purchases of property and equipment	(32,261)	(18,411)
Proceeds from sale of equipment	3	12
Increase in other assets	(7,428)	(7,167)

Net cash used in investing activities	(186,927)	(81,672)

Cash flows from financing activities
Proceeds from exercise of stock options	133	49
Stock buy-back	(10,290)	—
Redemption of minority investments	(86)	—
Distributions to minority investors	(1,161)	—
Borrowing under credit agreement	80,000	56,890
Repayments of long-term indebtedness	(3,460)	(8,814)

Net cash provided by financing activities	65,136	48,125

Net change in cash and cash equivalents	(113,281)	15,312
Cash and cash equivalents at beginning of period	132,844	8,386

Cash and cash equivalents at end of period	$19,563	$23,698

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the "Company") as of and for the three months ended March 31, 2003 and March 31, 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2003.

        Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2002 contained in the Company's Annual Report on Form 10-K.

2.    USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from the estimates.

3.    ACCOUNTING FOR STOCK-BASED COMPENSATION

        The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation cost, which the Company has substantially none, is measured as the excess of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans; however, it allows an entity to continue to measure compensation for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25. The Company has elected to continue to measure compensation under the method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

        Had the fair value based method under SFAS No. 123 been used to value options granted and compensation expense recognized on a straight line basis over the vesting period of the grant, the

Company's net income and income per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

	Three Months Ended March 31,
	2003	2002
Net income:	$33,539	$27,176
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	680	1,078

Pro-forma net income	$32,859	$26,098

Net income per share:
Basic—as reported	$0.34	$0.28

Basic—pro-forma	$0.33	$0.27

Diluted—as reported	$0.33	$0.27

Diluted—pro-forma	$0.33	$0.26

4.    RECENT ACCOUNTING PRONOUNCEMENT

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE's")" ("FIN No. 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN NO. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Effective with the quarter beginning July 1, 2003, the interpretation applies immediately to VIE's created before January 31, 2003, and to interest obtained in VIE's before January 31, 2003. The Company does not expect the adoption of this interpretation to have a material effect on our consolidated financial position or consolidated results of operations. As of March 31, 2003 the Company has no investments in VIE's.

5.    ACQUISITIONS

        Effective January 1, 2003, the Company acquired seven hospitals from Methodist Healthcare of Memphis, Tennessee. The consideration for the seven hospitals totaled approximately $149 million of which approximately $141 million was paid in cash and approximately $8 million was assumed in liabilities. Combined licensed beds at these seven facilities total 676.

        On January 14, 2003, the Company announced the execution of a definitive agreement to acquire Southside Regional Medical Center (408 beds) in Petersburg, Virginia. The hospital is a sole provider located 25 miles south of Richmond, Virginia. As part of the transaction, which is subject to regulatory approvals, the Company has agreed to build a replacement hospital.

6.    GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for the three months ended March 31, 2003, are as follows (in thousands):

Balance as of December 31, 2002	$1,029,975
Goodwill acquired as part of acquisitions during 2003	54,713
Consideration adjustments and finalization of purchase price allocations for acquisitions completed prior to 2003	(335)

Balance as of March 31, 2003	$1,084,353

        The Company completed its annual goodwill impairment test as required by SFAS No. 142, using a measurement date of September 30, 2002. Based on the results of the impairment test, the Company was not required to recognize an impairment of goodwill.

        The gross carrying amount of the Company's other intangible assets was $4.2 million as of March 31, 2003 and $3.7 million as of December 31, 2002, and the net carrying amount was $2.9 million and $2.6 million as of March 31, 2003 and December 31, 2002, respectively. Other intangible assets are included in Other assets, net on the Company's balance sheet.

        The weighted average amortization period for the intangible assets subject to amortization is approximately 6 years. There are no expected residual values related to these intangible assets. Amortization expense on intangible assets during the three months ended March 31, 2003 was $0.1 million. Amortization expense on intangible assets is estimated to be $0.3 million for the remainder of 2003, $0.4 million in fiscal 2004, $0.3 million in fiscal 2005, $0.2 million in fiscal 2006, $0.1 million in fiscal 2007, and $0.1 million in fiscal 2008.

7.    EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2003	2002
Numerator:
Net income	$33,539	$27,176
Convertible notes, interest, net of taxes	2,189	2,189

Adjusted net income	$35,728	$29,365

Denominator:
Weighted-average number of shares outstanding—basic	98,354,944	98,111,557
Basic shares not vested	133,446	290,584
Effect of dilutive securities:
Employee stock options	749,784	1,187,511
Convertible notes	8,582,076	8,582,076

Weighted-average number of shares—diluted	107,820,250	108,171,728

Basic earnings per share	$0.34	$0.28

Diluted earnings per share	$0.33	$0.27

        Since the net income per share impact of the conversion of the convertible notes is less than the basic net income per share for the three months ended March 31, 2003 and March 31, 2002, the convertible notes are dilutive and accordingly, must be included in the fully diluted calculation.

8.    STOCKHOLDER'S EQUITY

        On January 23, 2003, the Company announced an open market share repurchase program for up to five million shares of its common stock. The share repurchase program will conclude at the earlier of three years or when the maximum number of shares have been repurchased. As of March 31, 2003, the Company has repurchased 570,000 shares at an average cost of $18.04 per share.

9.    SUBSEQUENT EVENTS

        On April 25, 2003, the Company announced the execution of a definitive agreement to acquire Pottstown Memorial Medical Center located in Pottstown, Pennsylvania, located approximately 50 miles west of Philadelphia and 25 miles east of Reading, Pennsylvania. The hospital, which has a total of 299 beds, is being acquired from a local not-for-profit organization. The transaction is subject to regulatory approvals.

Item 2.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included herein.

Acquisitions

        Effective January 1, 2003, we acquired seven hospitals from Methodist Healthcare Corporation of Memphis, Tennessee in a single purchase transaction. The aggregate consideration for the seven hospitals totaled approximately $149 million of which $141 million was paid in cash and $8 million was assumed in liabilities.

        On January 14, 2003, the Company announced the execution of a definitive agreement to acquire Southside Regional Medical Center in Petersburg, Virginia. This hospital is a sole provider located 25 miles south of Richmond, Virginia. As part of the transaction, which is subject to regulatory approvals, we have agreed to build a replacement hospital.

        On April 25, 2003, the Company announced the execution of a definitive agreement to acquire Pottstown Memorial Medical Center located in Pottstown, Pennsylvania, approximately 50 miles west of Philadelphia and 25 miles east of Reading, Pennsylvania. The hospital, which has a total of 299 beds, is being acquired from a local not-for-profit organization. The transaction is subject to regulatory approvals.

Sources of Revenue

        Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. Approximately 44% and 45% of net operating revenues for the three month periods ended March 31, 2003 and March 31, 2002, respectively, are related to services rendered to patients covered by the Medicare and Medicaid programs. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in the periods that such adjustments become known. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the three month periods ended March 31, 2003 and 2002.

        We expect the percentage of revenues received from the Medicare program to increase due to the general aging of the population and the restoration of some payments under the Balanced Budget Refinement Act of 1999 and Benefit and Improvement Protection Act of 2000. The payment rates under the Medicare program for inpatients are based on a prospective payment system, based upon the diagnosis of a patient's condition. While these rates are indexed for inflation annually, the increases have historically been less than actual inflation. Reductions in the rate of increase in Medicare reimbursement may have an adverse impact on our net operating revenue growth. Effective April 1, 2002, Centers for Medicare and Medicaid Services implemented changes to the Medicare outpatient prospective payment system. Although these changes have resulted in reductions to Medicare outpatient payments, these reductions, as well as changes to the Medicare system caused by the Benefit Improvement and Protection Act of 2000, should not materially effect our net operating revenue growth.

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

        The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended March 31,
	2003	2002
	(expressed as a percentage of net operating revenues)
Net operating revenues	100.0	100.0
Operating expenses (a)	(83.8)	(82.7)

EBITDA (b)	16.2	17.3
Depreciation and amortization	(5.0)	(5.4)
Minority interest in earnings	(0.1)	(0.1)

Income from operations	11.1	11.8
Interest, net	(2.6)	(3.1)

Income before income taxes	8.5	8.7
Provision for income taxes	(3.4)	(3.6)

Net income	5.1	5.1

Three Months Ended March 31, 2003
(expressed in percentages)
Percentage increase from same period prior year:
Net operating revenues	23.6
Admissions	15.2
Adjusted admissions (c)	15.0
Average length of stay	2.6
Income from operations	15.5
EBITDA (b)	15.3
Same-hospitals percentage increase (decrease) from same period prior year (d):
Net operating revenues	8.2
Admissions	(0.4)
Adjusted admissions (c)	(1.0)
Income from operations	11.5
EBITDA (b)	8.5

(a)
Operating expenses include salaries and benefits, provision for bad debts, supplies, rent, and other operating expenses, and exclude the items that are excluded for purposes of determining EBITDA as discussed in Footnote (b) below.

(b)
EBITDA consists of income before interest, income taxes, depreciation and amortization, and minority interest in earnings. EBITDA should not be considered a measure of financial performance under generally accepted accounting principles. Items excluded from EBITDA are significant components in understanding and assessing financial performance. EBITDA is an analytical indicator used by management and the health care industry to evaluate hospital performance, allocate resources and measure leverage and debt service capacity. EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, EBITDA as presented may not be comparable to other similarly titled measures of other companies. We believe that income from operations is the financial measure calculated and presented in accordance with generally accepted accounting principles that is most directly comparable to EBITDA, as defined. The following table reconciles EBITDA, as defined, with our income from operations as derived directly from our financial statements for the three months ended March 31, 2003 and 2002:

	2003	2002
Income from operations	$72,960	$63,155
Depreciation and amortization	33,242	28,484
Minority interest in earnings	372	761

EBITDA	$106,574	$92,400

(c)
Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)
Includes acquired hospitals to the extent we operated them during comparable periods in both years.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

        Net operating revenues increased by 23.6% to $659.3 million for the three months ended March 31, 2003 from $533.5 million for the three months ended March 31, 2002. Of the $125.8 million increase in net operating revenues, the eleven hospitals we acquired in 2003 and 2002, which are not yet included in same store revenues, contributed approximately $82 million, and hospitals we owned throughout both periods contributed $43.8 million, an increase of 8.2%. Of the increase from hospitals owned throughout both periods, approximately 80% was attributable to rate increases, payor mix and intensity of services, and approximately 20% was attributable to volume increases in inpatient and outpatient surgeries, and increases from government reimbursement and other sources offset by a decrease in inpatient admissions.

        Inpatient admissions increased by 15.2%. Adjusted admissions increased by 15.0%. Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues. Average length of stay increased by 2.6%. On a same-store basis, inpatient admissions decreased by 0.4%, adjusted admissions decreased by 1.0% and patient days increased 0.8%. The decrease in same-hospital inpatient admissions and adjusted admissions was due primarily to a mild flu season effecting respiratory admissions, and extreme winter weather conditions in some of our markets that prohibited access to our hospitals. Excluding respiratory related admissions and comparative admissions for those days impacted by extreme winter weather, same store admissions increased 2.6% over the same period in the prior year. On a same store basis net inpatient revenues increased 8.7% and net outpatient revenues increased 8.0%.

        Operating expenses, as a percentage of net operating revenues, increased from 82.7% for the three months ended March 31, 2002 to 83.8% for the three months ended March 31, 2003. Salaries and benefits, as a percentage of net operating revenues, increased from 40.7% for the three months ended March 31, 2002 to 40.8% for the three months ended March 31, 2003, primarily as a result of the acquisitions in 2002 and 2003 having higher salaries and benefits as a percentage of net operating revenues for which reductions have not yet been realized, offset by improvements at hospitals owned throughout both periods. Provision for bad debts, as a percentage of net revenues, increased from 9.4% for the three months ended March 31, 2002 to 9.5% for the three months ended March 31, 2003 primarily as a result of increased bad debt expense at recent acquisition offset by improvements at hospitals owned throughout both periods. Supplies, as a percentage of net operating revenues, decreased from 12.0% for the three months ended March 31, 2002 to 11.7% for the three months ended March 31, 2003, primarily as a result of improved management of inventory and continued expansion of our Broadlane group purchasing arrangement. Rent and other operating expenses, as a percentage of net operating revenues, increased from 20.6% for the three months ended March 31, 2002 to 22.0% for the three months ended March 31, 2003. This increase was caused primarily by an increase of 0.3% of net operating revenue in contract labor, primarily nursing, and an increase of 0.5% of net operating revenue in malpractice expense. These net increased costs have led to EBITDA margins decreasing from 17.3% for the three months ended March 31, 2002 to 16.2% for the three months ended March 31, 2003.

        On a same-store basis, operating expenses, as a percentage of net operating revenues, decreased from 82.7% for the three months ended March 31, 2002 to 82.6% for the three months ended March 31, 2003, resulting in an increase in our same-hospital EBITDA margin from 17.3% for the three months ended March 31, 2002 to 17.4% for the three months ended March 31, 2003. We achieved this reduction through efficiency and productivity gains in payroll and reductions in supplies expense, offset by an increase in bad debt expense and other operating expenses.

        Depreciation and amortization increased by $4.7 million from $28.5 million for the three months ended March 31, 2002 to $33.2 million for the three months ended March 31, 2003. The four hospitals acquired in 2002 and seven hospitals acquired in 2003 accounted for $3.8 million of the increase, while facility renovations and purchases of equipment, information systems upgrades, and other deferred items accounted for the remaining $0.9 million.

        The net increased operating costs and increased depreciation and amortization expense have lead to income from operations decreasing from 11.8% of net operating revenues for the three months ended March 31, 2002 to 11.1% of net operating revenues for the three months ended March 31, 2003. On a same store basis, the improvements made at those hospitals owned throughout both periods led to income from operations increasing from 11.8% of net operating revenue for the three months ended March 31, 2002 to 12.2% of net operating revenue for the three months ended March 31, 2003.

        Interest, net increased by $0.3 million from $16.7 million for the three months ended March 31, 2002 to $17.0 million for the three months ended March 31, 2003. The increase in average debt balance during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002, due primarily to borrowings to make acquisitions in 2002 and the first quarter of 2003, accounted for a $2.3 million increase offset by a decrease of $2.0 million resulting from the decrease in interest rates during the three months ended March 31, 2003 as compared to the three months ended March 31, 2002.

        Income before income taxes increased from $46.4 million for the three months ended March 31, 2002 to $55.9 million for the three months ended March 31, 2003 primarily as a result of the continuing execution of our operating strategy and results from hospitals acquired during 2002 and 2003.

        Provision for income taxes increased from $19.3 million for the three months ended March 31, 2002 to $22.4 million for the three months ended March 31, 2003 as a result of the increase in pre-tax income. Our effective tax rate decreased approximately 1.3% due to a decrease in our blended state tax rate.

        Net income was $33.5 million for the three months ended March 31, 2003 compared to net income of $27.2 million for the three months ended March 31, 2002.

Liquidity and Capital Resources

        Net cash provided by operating activities decreased $40.4 million to $8.5 million for the three months ended March 31, 2003 from $48.9 million for the three months ended March 31, 2002. This decrease is attributable to an increase in accounts receivable of $37.3 million at the seven hospitals acquired in the first quarter of 2003 and one hospital acquired in the fourth quarter of 2002 where we did not purchase accounts receivable, an increase in tax payments of $6.5 million, and a $7.8 million payment on cost report settlements accrued for in prior periods, offset by an increase in net income of $6.4 million, an increase in non-cash expenses of $3.9 million and a net decrease in all other operating assets and liabilities of $1.1 million. The use of cash from investing activities increased from $81.7 million for the three months ended March 31, 2002 to $186.9 million for the three months ended March 31, 2003. Of this increase, $91.1 million resulted from the seven hospitals acquired during the three months ended March 31, 2003. Net cash provided by financing activities increased $17.0 million during the three months ended March 31, 2003 compared to the three months ended March 31, 2003 primarily as a result of borrowing for the seven hospitals acquired during the three months ended March 31, 2003, and a reduction in debt repayments, offset by the stock buy-back during the three months ended March 31, 2003.

Capital Expenditures

        Cash expenditures for purchases of facilities were $147.2 million for the quarter ended March 31, 2003 and $56.1 for the quarter ended March 31, 2002. The expenditures during the quarter ended March 31, 2003 include $141.1 million for the seven hospitals acquired and $6.1 million for information systems and other equipment to integrate recently acquired hospitals. The expenditures for the quarter ended March 31, 2002 include $54.2 million for the two hospitals acquired during that period and $1.9 million for information systems and other equipment to integrate those recently acquired hospitals.

        Excluding the cost to construct replacement hospitals and capital leases, our capital expenditures for the quarter ended March 31, 2003 totaled $19.8 million compared to $14.4 million for the quarter ended March 31, 2002. Costs to construct replacement hospitals totaled $12.5 million during the quarter ended March 31, 2003 and $8.0 million, including $4.0 million of capital leases related to the construction projects, for the quarter ended March 31, 2002.

        Pursuant to hospital purchase agreements in effect as of March 31, 2003, we are required to construct two replacement hospitals with an aggregate estimated construction cost, including equipment, of approximately $60 million. Of this amount, a cumulative total of approximately $17.5 million has been expended through March 31, 2003. These replacement hospitals are required to be constructed by the end of 2004. We expect total capital expenditures of approximately $135 to $140 million for the year ended December 31, 2003, including approximately $100 to $102 million for renovation and equipment purchases (which includes amounts pursuant to certain hospital purchase agreements) and approximately $35 to $38 million for construction of replacement hospitals.

Capital Resources

        Net working capital was $281.3 million at March 31, 2003 compared to $329.3 million at December 31, 2002. The $48.0 million decrease was attributable primarily to the use of cash for the acquisition of seven hospitals, offset by an increase in accounts receivable which we believe are consistent with the increase in net revenues.

        On July 16, 2002, we entered into a $1.2 billion senior secured credit facility with a consortium of lenders. The facility replaced our previous credit facility and consists of an $850 million term loan that matures in 2010 (as opposed to 2005 under the previous facility) and a six-year $350 million revolving credit facility that matures in 2008 (as opposed to 2004 under the previous facility). We may elect from time to time an interest rate per annum for the borrowings under the term loan and revolving credit facility equal to (a) an annual benchmark rate, which will be equal to the greatest of (i) the Prime Rate; (ii) the Base CD Rate plus 100 basis points or (iii) the Federal Funds Effective Rate plus 50 basis points (the "ABR"), plus (1) 150 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 250 basis points for the term loan and (2) the Eurodollar Applicable Margin for revolving credit loans. We also pay a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee is based on a pricing grid depending on the Eurodollar Applicable Margin for revolving credit loans and ranges from 0.375% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, we will pay fees for each letter of credit issued under the credit facility. The facility has a feature that allows for an additional $200 million of future funded term loans. The purpose of the facility was to refinance the Company's previous credit agreement, repay certain other indebtedness, and fund general corporate purposes including acquisitions. As of March 31, 2003, our availability for additional borrowings under our revolving credit facility was $257 million and under our term loan was approximately $200 million. As of March 31, 2003, our weighted average interest rate under our credit agreement was 4.23%.

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

        We believe that internally generated cash flows and borrowings under our credit agreement will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. If funds required for future acquisitions exceed existing sources of capital, we believe that favorable terms could be obtained if we were to increase or refinance our credit facilities or obtain additional capital by other means.

Joint Ventures

        We have from time to time sold minority interests in certain of our subsidiaries. The amount of minority interest in equity is included in other long-term liabilities and the minority interest in income or loss is recorded in other operating expense. We do not believe these minority ownerships are material to our financial position or operating results. The balance of minority interests included in long-term liabilities was $7.9 million as of March 31,2003, and $8.3 million as of December 31, 2002 and the amount of minority interest expense was $0.4 million and $0.8 million for the three months ended March 31, 2003 and March 31,2002, respectively.

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

        Critical accounting policies are defined as those that are reflective of significant judgements and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

Third Party Reimbursement

        Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We record adjustments to the estimated billings in the periods that such adjustments became known. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in future periods as final settlements are determined.

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

Goodwill and Other Intangibles

        Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill is accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 and SFAS No. 142 and is not amortized. SFAS No. 142 requires goodwill to be evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. We selected September 30th as our annual testing date.

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

Professional Liability Insurance Claims

        We accrue for estimated losses resulting from professional liability claims to the extent they are not covered by insurance. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections and is discounted to its net present value using a weighted average risk-free discount rate of 3.4% and 3.85% in 2002 and 2001, respectively. To the extent that subsequent claims information varies from management's estimates, the liability is adjusted currently. Our insurance is underwritten on a "claims-made" basis and substantially all of our professional and general liability risks are subject to a $2.0 million per occurrence deductible; these deductibles were $0.5 million per occurrence for claims reported prior to June 1, 2002 and $2.0 million per occurrence for claims reported June 1, 2002 and thereafter. Historically, we have been a minority investor in a captive insurance company through which we purchased the insurance coverage mentioned above. By June 30, 2003, we expect to create a separate new wholly owned captive insurance company at which time we will replace this minority investment. We will purchase comparable coverage through our new wholly owned captive insurance company.

Recent Accounting Pronouncements

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123", SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. As we have elected not to change to the fair value based method of accounting for stock-based employee compensation, the adoption of SFAS No. 148 will not have an impact on our consolidated financial position or consolidated results of operations. We have included the disclosures in accordance with SFAS No. 148 in Note 3 to the condensed consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE's")" ("FIN No. 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Effective with the quarter beginning July 1, 2003, the interpretation applies immediately to VIE's created before January 31, 2003, and to interests obtained in VIE's before January 31, 2003. We do not expect the adoption of this interpretation to have a material effect on our consolidated financial position or consolidated results of operations. As of March 31, 2003 the Company has no investments in VIE's.

FORWARD-LOOKING STATEMENTS

        Some of the matters discussed in this filing include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as "expects," "anticipates," "intends," "plans," "believes," "estimates," "thinks," and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

  •
  general economic and business conditions, both nationally and in the regions in which we operate can impact patients ability to seek elective medical care;

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

  •
  increase in wages as a result of inflation and rising supply cost due to market pressure from pharmaceutical companies and new product releases;

  •
  liability and other claims asserted against us including self-insured malpractice claims;

  •
  availability of malpractice and other insurance coverage and increases in costs to obtain coverage;

  •
  competition;

  •
  our ability to attract and retain qualified personnel, including physicians, nurses, and other healthcare workers;

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

Item 3:    Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to interest rate changes, primarily as a result of our credit agreement which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading "Liquidity and Capital Resources" in Item 2. We do not anticipate any material changes in our primary market risk exposures in Fiscal 2003. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so.

        A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1 million for the three months ended March 31, 2003.

Item 4:    Controls and Procedures

        Within the 90 day period to the date of this report, our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are adequately designed to ensure that the information required to be included in this report has been recorded, processed, summarized and reported on in a timely basis. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation. There have been no corrective actions taken with regard to significant deficiencies and material weaknesses subsequent to the date of our most recent evaluation.

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

        Reference is made to Item 3. Legal Proceedings in our Form 10-K for the year ended December 31, 2002.

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

99.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K

        Form 8-K dated January 23, 2003 was filed in connection with the issuance of our press release announcing our open market share repurchase program.

        Form 8-K dated February 26, 2003, was filed in connection with the issuance of our press release announcing operating results for the fourth quarter and year ended December 31, 2002 and announcement of John A. Clerico joining our Board of Directors.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2003
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

Date: May 13, 2003
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

Date: May 13, 2003
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

QuickLinks

Community Health Systems, Inc. Form 10-Q For the Quarter Ended March 31, 2003
  PART I FINANCIAL INFORMATION
  Item 1. Financial Statements
CONDENSED CONSOLIDATED BALANCE SHEETS
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations
  Item 3: Quantitative and Qualitative Disclosures about Market Risk
  Item 4: Controls and Procedures
  PART II OTHER INFORMATION
  Item 1. Legal Proceedings
  Item 2. Changes in Securities and Use of Proceeds
  Item 3. Defaults Upon Senior Securities
  Item 4. Submission of Matters to a Vote of Security Holders
  Item 5. Other Information
  Item 6. Exhibits and Reports on Form 8-K
SIGNATURES
  Certifications
  Index to Exhibits