Form 10-Q
period 2003-06-30
COMMUNITY HEALTH SYSTEMS INC
filed 2003-08-08
CIK 1108109

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Yes        X                No

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes    X   No

        As of August 6, 2003, there were outstanding 98,505,346 shares of the Registrant's Common Stock, $.01 par value.

Community Health Systems, Inc.
Form 10-Q
For the Quarter and Six Months Ended June 30, 2003

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$25,306	$132,844
Patient accounts receivable, net of allowance for doubtful accounts of $85,482 and $73,110 at June 30, 2003 and December 31, 2002, respectively	411,085	400,442
Supplies	64,176	60,456
Prepaid expenses and taxes	25,590	22,107
Current deferred income taxes	15,684	15,684
Other current assets	16,092	16,193

Total current assets	557,933	647,726

Property and equipment	1,463,139	1,310,738
Less accumulated depreciation and amortization	(328,709)	(281,401)

Property and equipment, net	1,134,430	1,029,337

Goodwill, net	1,091,918	1,029,975

Other Assets, net	102,755	102,458

Total assets	$2,887,036	$2,809,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$17,780	$18,529
Accounts payable	108,735	111,677
Current income taxes payable	30,431	6,559
Accrued interest	6,767	6,781
Accrued liabilities	171,003	174,884

Total current liabilities	334,716	318,430

Long-term debt	1,168,197	1,173,929

Deferred income taxes	65,295	65,120

Other long-term liabilities	47,455	37,712

Stockholders' equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 99,454,055 shares issued and 98,478,506 shares outstanding at June 30, 2003 and 99,787,034 shares issued and 98,811,485 shares outstanding at December 31, 2002, respectively	995	998
Additional paid-in capital	1,313,103	1,319,370
Treasury stock, at cost, 975,549 shares at June 30, 2003 and December 31, 2002, respectively	(6,678)	(6,678)
Unearned stock compensation	(8)	(15)
Accumulated other comprehensive income (loss)	(9,138)	(8,314)
Accumulated deficit	(26,901)	(91,056)

Total stockholders' equity	1,271,373	1,214,305

Total liabilities and stockholders' equity	$2,887,036	$2,809,496

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net operating revenues	$657,293	$530,582	$1,316,570	$1,064,101

Operating costs and expenses:
Salaries and benefits	263,307	214,215	532,079	431,379
Provision for bad debts	62,078	47,722	124,419	97,619
Supplies	76,152	61,905	152,972	125,905
Other operating expenses	136,106	105,745	264,737	203,654
Rent	16,917	13,475	33,056	25,624
Depreciation and amortization	34,358	28,951	67,600	57,435
Minority interest in earnings	680	755	1,052	1,516

Total operating costs and expenses	589,598	472,768	1,175,915	943,132

Income from operations	67,695	57,814	140,655	120,969
Interest expense, net	16,667	16,522	33,683	33,251

Income before income taxes	51,028	41,292	106,972	87,718
Provision for income taxes	20,412	17,051	42,817	36,301

Net income	$30,616	$24,241	$64,155	$51,417

Net income per common share:
Basic	$0.31	$0.25	$0.65	$0.52

Diluted	$0.30	$0.24	$0.64	$0.52

Weighted-average number of shares outstanding:
Basic	98,256,322	98,267,874	98,313,669	98,235,707

Diluted	107,765,057	99,843,632	107,786,189	108,299,133

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities
Net income	$64,155	$51,417
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	67,600	57,435
Deferred income taxes	175	—
Minority interest in earnings	1,052	1,516
Stock compensation expense	6	13
Other non-cash (income) expenses, net	(59)	2,483
Changes in operating assets and liabilities, net of effects of acquistions and divestitures:
Patient accounts receivable	(10,684)	(4,365)
Supplies, prepaid expenses and other current assets	(6,325)	(2,026)
Accounts payable, accrued liabilities and income taxes	19,720	26,419
Other	15,651	2,863

Net cash provided by operating activities	151,291	135,755

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(157,176)	(70,122)
Purchases of property and equipment	(66,351)	(50,892)
Proceeds from sale of equipment	250	114
Increase in other assets	(13,640)	(14,760)

Net cash used in investing activities	(236,917)	(135,660)

Cash flows from financing activities
Proceeds from issuance of common stock, net of expenses	—	3,900
Proceeds from exercise of stock options	768	1,463
Stock buy-back	(12,533)	—
Proceeds from minority investments	—	1,770
Redemption of minority investments	(115)	(571)
Distribution to minority investors	(1,539)	(217)
Borrowings under credit agreement	80,000	55,900
Repayments of long-term indebtedness	(88,493)	(50,702)

Net cash provided by (used in) financing activities	(21,912)	11,543

Net change in cash and cash equivalents	(107,538)	11,638
Cash and cash equivalents at beginning of period	132,844	8,386

Cash and cash equivalents at end of period	$25,306	$20,024

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the "Company") as of and for the three and six month periods ended June 30, 2003 and June 30, 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2003.

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

3.     ACCOUNTING FOR STOCK-BASED COMPENSATION

        The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation cost for stock-based compensation, which is an insignificant amount for the Company, is measured as the excess of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans; however, it allows an entity to continue to measure compensation for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25. The Company has elected to continue to measure compensation under the method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

        Had the fair value based method under SFAS No. 123 been used to value options granted and compensation expense recognized on a straight line basis over the vesting period of the grant, the

Company's net income and income per share would have been reduced to the pro-forma amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net income:	$30,616	$24,241	$64,155	$51,417
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	1,178	1,078	1,846	2,156

Pro-forma net income	$29,438	$23,163	$62,309	$49,261

Net income per share:
Basic—as reported	$0.31	$0.25	$0.65	$0.52

Basic—pro-forma	$0.30	$0.24	$0.63	$0.50

Diluted—as reported	$0.30	$0.24	$0.64	$0.52

Diluted—pro-forma	$0.29	$0.23	$0.62	$0.50

4.     RECENT ACCOUNTING PRONOUNCEMENT

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE's")" ("FIN No. 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Effective with the quarter beginning July 1, 2003, the interpretation applies immediately to VIE's created before January 31, 2003, and to interest obtained in VIE's before January 31, 2003. The Company does not expect the adoption of this interpretation to have a material effect on our consolidated financial position or consolidated results of operations. As of June 30, 2003 the Company has no investments in VIE's.

5.     ACQUISITIONS

        Effective January 1, 2003, the Company acquired seven hospitals from Methodist Healthcare Corporation of Memphis, Tennessee in a single purchase transaction. The aggregate consideration for the seven hospitals totaled approximately $150 million of which approximately $141 million was paid in cash and approximately $9 million was assumed in liabilities. Combined licensed beds at these seven facilities total 676.

6.     GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for the six months ended June 30, 2003, are as follows (in thousands):

Balance as of December 31, 2002	$1,029,975
Goodwill acquired as part of acquisitions during 2003	55,887
Consideration adjustments and finalization of purchase price allocations for acquisitions completed prior to 2003	6,056

Balance as of June 30, 2003	$1,091,918

        The Company completed its annual goodwill impairment test as required by SFAS No. 142, using a measurement date of September 30. Based on the results of the impairment test, the Company was not required to recognize an impairment of goodwill for the year ended December 31, 2002.

        The gross carrying amount of the Company's other intangible assets was $4.2 million as of June 30, 2003 and $3.7 million as of December 31, 2002, and the net carrying amount was $2.8 million and $2.6 million as of June 30, 2003 and December 31, 2002, respectively. Other intangible assets are included in Other assets, net on the Company's balance sheet.

        The weighted-average amortization period for the intangible assets subject to amortization is approximately 6 years. There are no expected residual values related to these intangible assets. Amortization expense on intangible assets during the three and six months ended June 30, 2003 was $0.1 million and $0.2 million, respectively. Amortization expense on existing intangible assets is estimated to be $0.2 million for the remainder of 2003, $0.4 million in fiscal 2004, $0.3 million in fiscal 2005, $0.2 million in fiscal 2006, $0.1 million in fiscal 2007, and $0.1 million in fiscal 2008.

7.     EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Numerator:
Net income	$30,616	$24,241	$64,155	$51,417
Convertible notes, interest, net of taxes	2,189	—	4,378	4,378

Adjusted net income	$32,805	$24,241	$68,533	$55,795

Denominator:
Weighted-average number of shares outstanding—basic	98,256,322	98,267,874	98,313,699	98,235,707
Basic shares not vested	116,677	269,430	116,677	269,430
Effect of dilutive securities:
Employee stock options	809,982	1,306,328	773,737	1,211,920
Convertible notes	8,582,076	—	8,582,076	8,582,076

Weighted-average number of shares—diluted	107,765,057	99,843,632	107,786,189	108,299,133

Basic earnings per share	$0.31	$0.25	$0.65	$0.52

Diluted earnings per share	$0.30	$0.24	$0.64	$0.52

        Since the net income per share impact of the conversion of the convertible notes is less than the basic net income per share for the three and six months ended June 30, 2003 and the six months ended June 30, 2002, the convertible notes are dilutive for the periods and accordingly, must be included in the fully diluted calculation. The net income per share impact of the conversion of the convertible notes is greater than the basic net income per share for the three months ended June 30, 2002, and accordingly, the convertible notes are antidilutive and are not included in the fully diluted calculation.

8.     STOCKHOLDERS' EQUITY

        On January 23, 2003, the Company announced an open market share repurchase program for up to five million shares of its common stock. The share repurchase program will conclude at the earlier of three years or when the maximum number of shares have been repurchased. As of June 30, 2003, the Company has repurchased 690,000 shares at an average cost of $18.12 per share.

9.     SUBSEQUENT EVENTS

        Effective July 1, 2003, the Company completed the acquisition of Pottstown Memorial Medical Center, a 220 bed hospital located in Pottstown, Pennsylvania. The number of licensed beds has been updated from the previously announced number of 299 based on State on-site verification. The consideration for this hospital totaled approximately $85 million of which approximately $78 million was paid in cash and approximately $7 million was assumed in liabilities. This hospital is located 50 miles west of Philadelphia, and 25 miles east of Reading, Pennsylvania. This facility was acquired from a local not-for-profit 501(c)(3) organization and is the only general acute care hospital in Pottstown.

        On July 2, 2003, the Company amended its senior secured credit facility by exercising a feature allowing it to add up to $200 million of funded term loans with the same interest rate per annum as our existing term loans. After borrowing the full $200 million of the incremental term loans, the amended facility consists of $850 million in term loans that mature in 2010, $200 million in incremental term loans that mature in 2011, and a $350 million revolving credit facility that expires in 2008.

        Effective August 1, 2003, the Company completed the acquisition of Southside Regional Medical Center (408 beds) in Petersburg, Virginia located 22 miles south of Richmond, Virginia. The consideration for this hospital totaled approximately $91 million of which approximately $81 million was paid in cash and approximately $10 million was assumed in liabilities. This hospital was acquired from a public hospital authority and is a sole provider of healthcare services. As part of the transaction, the Company has agreed to build a replacement hospital.

Item 2.    Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included herein.

Acquisitions

        Effective January 1, 2003, we acquired seven hospitals from Methodist Healthcare Corporation of Memphis, Tennessee in a single purchase transaction. The aggregate consideration for the seven hospitals totaled approximately $150 million of which approximately $141 million was paid in cash and approximately $9 million was assumed in liabilities. Combined licensed beds at these seven facilities totaled 676.

        Effective July 1, 2003, we acquired Pottstown Memorial Medical Center located in Pottstown, Pennsylvania, approximately 50 miles west of Philadelphia and 25 miles east of Reading, Pennsylvania. The hospital, which has a total of 220 beds, was acquired from a local not-for-profit organization. The consideration for this hospital totaled approximately $85 million of which approximately $78 million was paid in cash and approximately $7 million was assumed in liabilities.

        Effective August 1, 2003, we acquired Southside Regional Medical Center (408 beds) in Petersburg, Virginia located 22 miles south of Richmond, Virginia. As part of the transaction, we have agreed to build a replacement hospital. The consideration for this hospital totaled approximately $91 million of which approximately $81 million was paid in cash and approximately $10 million was assumed in liabilities. This hospital was acquired from a public hospital authority and is the sole provider of healthcare services.

Sources of Revenue

        Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. Approximately 43.1% and 44.6% of net operating revenues for the three month periods ended June 30, 2003 and June 30, 2002, respectively, and 43.5% and 44.8% of net operating revenues for the six month periods ended June 30, 2003 and June 30, 2002, respectively, are related to services rendered to patients covered by the Medicare and Medicaid programs. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in the periods that such adjustments become known. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the three and six month periods ended June 30, 2003 and 2002, respectively.

        We expect the percentage of revenues received from the Medicare program to increase due to the general aging of the population and the restoration of some payments under the Balanced Budget Refinement Act of 1999 and the Benefit and Improvement Protection Act of 2000. The payment rates under the Medicare program for inpatients are based on a prospective payment system, depending upon the diagnosis of a patient's condition. While these rates are indexed for inflation annually, the increases have historically been less than actual inflation. Reductions in the rate of increase in Medicare reimbursement may have an adverse impact on our net operating revenue growth. Effective April 1, 2002, Centers for Medicare and Medicaid Services implemented changes to the Medicare outpatient prospective payment system. Also beginning April 1, 2003, and extending through September

30, 2003, the Consolidated Appropriations Resolution of 2003 equalized the rural and urban standardized payment amounts under the Medicare inpatient prospective payment system. These changes, as well as changes to the Medicare system caused by the Benefit Improvement and Protection Act of 2000, should not materially affect our net operating revenue growth.

        In addition, certain managed care programs, insurance companies, and employers are actively negotiating the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely effect our net operating revenue growth.

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

        The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(expressed as a percentage of net operating revenues)
Net operating revenues	100.0	100.0	100.0	100.0
Operating expenses (a)	(84.4)	(83.5)	(84.1)	(83.1)

EBITDA (b)	15.6	16.5	15.9	16.9
Depreciation and amortization	(5.2)	(5.5)	(5.1)	(5.4)
Minority interest in earnings	(0.1)	(0.1)	(0.1)	(0.2)

Income from operations	10.3	10.9	10.7	11.3
Interest, net	(2.5)	(3.1)	(2.6)	(3.1)

Income before income taxes	7.8	7.8	8.1	8.2
Provision for income taxes	(3.1)	(3.2)	(3.2)	(3.4)

Net income	4.7	4.6	4.9	4.8

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003
	(expressed in percentages)
Percentage increase (decrease) from same period prior year:
Net operating revenues	23.9	23.7
Admissions	14.2	14.7
Adjusted admissions (c)	12.9	14.0
Average length of stay	(2.6)	—
EBITDA (b)	17.4	16.3
Net Income	26.3	24.8
Same—store percentage increase (decrease) from same period prior year (d):
Net operating revenues	8.3	8.3
Admissions	(0.9)	(0.7)
Adjusted admissions (c)	(2.1)	(1.5)
EBITDA (b) (e)	9.0	8.7
Income from operations	10.9	11.2

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

  Net income is the financial measure calculated and presented in accordance with generally accepted accounting principles that is most comparable to EBITDA, as defined. The following table reconciles EBITDA, as defined with our net income as derived directly from our financial statements for the three and six months ended June 30, 2003 and 2002 (in 000's):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income	$30,616	$24,241	$64,155	$51,417
Provision for income taxes	20,412	17,051	42,817	36,301
Interest expense, net	16,667	16,522	33,683	33,251
Depreciation and amortization	34,358	28,951	67,600	57,435
Minority interest in earnings	680	755	1,052	1,516

EBITDA	$102,733	$87,520	$209,307	$179,920

(c)
Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)
Includes acquired hospitals to the extent we operated them during comparable periods in both years.

(e)
On a same-store basis, we believe income from operations is the most meaningful measure with which to reconcile EDITDA since we do not allocate income taxes and interest expense to our individual hospitals. We believe that any allocation of these expenses to our individual hospitals would be arbitrary and accordingly not meaningful for an understanding of our financial results. The following table reconciles EBITDA, as defined, for our same-stores with our same-stores income from operations for the three and six months ended June 30, 2003, and 2002 (in 000's):

Same-Store

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	%	2002	%	2003	%	2002	%
Net Revenue	$574,574	100.0	$530,421	100.0	$1,151,831	100.0	$1,063,930	100.0

Income from operations	64,101	11.2	57,814	10.9	134,461	11.7	120,969	11.4
Depreciation and amortization	30,604	5.3	28,951	5.5	60,050	5.2	57,435	5.4
Minority interest in earnings	680	0.1	755	0.1	1,052	0.1	1,516	0.1

EDITDA	$95,385	16.6	$87,520	16.5	$195,563	17.0	$179,920	16.9

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

        Net operating revenues increased by 23.9% to $657.3 million for the three months ended June 30, 2003 from $530.6 million for the three months ended June 30, 2002. Of the $126.7 million increase in net operating revenues, the four hospitals we acquired after April 1, 2002 and the seven hospitals we acquired in 2003, which are not yet included in same-store revenues, contributed approximately $82.7 million, and hospitals we owned throughout both periods contributed $44.0 million, an increase of 8.3%. The increase from hospitals owned throughout both periods was attributable primarily to rate increases, intensity of services and increases in government reimbursement, offset by a slight decrease in admissions.

        Inpatient admissions increased by 14.2%. Adjusted admissions increased by 12.9%. Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues. On a same-store basis, inpatient admissions decreased by 0.9%, adjusted admissions decreased by 2.1% and patient days decreased 0.6%. The decrease in same-store inpatient admissions and adjusted admissions was due primarily to higher unemployment and a continued weak economy, a decrease in admissions over the Easter holiday, which fell in the first quarter in 2002 as opposed to the second quarter in 2003, and the closure of a trauma unit and an obstetrics unit at separate hospitals. We anticipate the economy will continue to negatively impact our ability to grow admissions above prior year levels for the remainder of 2003. On a same-store basis, net inpatient revenues increased 6.0% and net outpatient revenues increased 11.0%.

        Operating expenses, as a percentage of net operating revenues, increased from 83.5% for the three months ended June 30, 2002 to 84.4% for the three months ended June 30, 2003. Salaries and benefits, as a percentage of net operating revenues, decreased from 40.4% for the three months ended June 30, 2002 to 40.1% for the three months ended June 30, 2003, primarily as a result of improvements at hospitals owned throughout both periods, offset by hospitals acquired in 2002 and 2003 having higher salaries and benefits as a percentage of net operating revenues, for which reductions have not yet been realized. Provision for bad debts, as a percentage of net revenues, increased from 9.0% for the three months ended June 30, 2002 to 9.4% for the three months ended June 30, 2003, primarily as a result of increased bad debt expense at hospitals recently acquired offset by improvements at hospitals owned throughout both periods. Supplies, as a percentage of net operating revenues, decreased from 11.7% for the three months ended June 30, 2002 to 11.6% for the three months ended June 30, 2003, primarily as a result of improved management of inventory and continued expansion of our Broadlane group purchasing arrangement. Rent and other operating expenses, as a percentage of net operating revenues, increased from 22.4% for the three months ended June 30, 2002 to 23.3% for the three months ended June 30, 2003. This increase was caused primarily by an increase of 0.7% of net operating revenue in malpractice expense and a slight increase of 0.1% for utilities expense. EBITDA margins decreased from 16.5% for the three months ended June 30, 2002 to 15.6% for the three months ended June 30, 2003 due to the lower initial EDITDA margins associated with hospitals acquired in 2002 and 2003. Net income margins increased from 4.6% for the three months ended June 30, 2002 to 4.7% for the three months ended June 30, 2003 due to decreases in depreciation, interest and income taxes as a percentage of net operating revenues, offset by the higher operating expenses as a percentage of net operating revenues at the hospitals acquired in 2002 and 2003.

        On a same-store basis, operating expenses, as a percentage of net operating revenues, decreased from 83.5% for the three months ended June 30, 2002 to 83.4% for the three months ended June 30, 2003, resulting in an increase in our same-store EBITDA margin from 16.5% for the three months ended June 30, 2002 to 16.6% for the three months ended June 30, 2003. We achieved this reduction through efficiency gains resulting in a decrease in salary and benefits expense of 0.8% of net operating revenue, offset by an increase in other operating expenses due primarily to an increase in malpractice expense of 0.7% of net operating revenues. On a same-store basis, the improvements made at those hospitals owned throughout both periods led to income from operations increasing from 10.9% of net operating revenues for the three months ended June 30, 2002 to 11.2% of net operating revenues for the three months ended June 30, 2003.

        Depreciation and amortization increased by $5.5 million from $28.9 million, or 5.5% of net operating revenues, for the three months ended June 30, 2002 to $34.4 million, or 5.2% of net operating revenues, for the three months ended June 30, 2003. The four hospitals acquired on or after June 30, 2002 and seven hospitals acquired in 2003 accounted for $3.8 million of the increase, while facility renovations and purchases of equipment, information systems upgrades, and other deferred items accounted for the remaining $1.7 million.

        Interest, net, increased by $0.2 million from $16.5 million for the three months ended June 30, 2002 to $16.7 million for the three months ended June 30, 2003 as a result of a combination of increased borrowings and decreased interest rates. The increase in average debt balance during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002, due primarily to borrowings to make acquisitions in 2002 and the first quarter of 2003, accounted for a $1.9 million increase. This increase was offset by a decrease of $1.7 million resulting from the decrease in interest rates during the three months ended June 30, 2003 as compared to the three months ended June 30, 2002.

        Income before income taxes increased $9.7 million from $41.3 million for the three months ended June 30, 2002 to $51.0 million for the three months ended June 30, 2003, primarily as a result of the continuing execution of our operating strategy and results from hospitals acquired during 2002 and 2003.

        Provision for income taxes increased $3.3 million from $17.1 million for the three months ended June 30, 2002 to $20.4 million for the three months ended June 30, 2003 as a result of the increase in pre-tax income.

        Net income was $30.6 million for the three months ended June 30, 2003 compared to net income of $24.2 million for the three months ended June 30, 2002, an increase of $6.4 million.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

        Net operating revenues increased 23.7% to $1,316.6 million for the six months ended June 30, 2003 from $1,064.1 million for the six months ended June 30, 2002. Of the $252.5 million increase in net operating revenues, the five hospitals acquired after January 1, 2002 and the seven hospitals acquired in 2003, which are not yet included in same-store revenues, contributed approximately $164.6 million, and hospitals we owned throughout both periods contributed $87.9 million, an increase of 8.3%. The increase from hospitals owned throughout both periods was attributable primarily to rate increases, intensity of services, and increases in government reimbursement, offset by a slight decrease in admissions.

        Inpatient admissions increased by 14.7% for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. Adjusted admissions increased by 14.0% for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. On a same-store basis, inpatient admissions decreased by 0.7% for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, and adjusted admissions decreased by 1.5% for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002. The decrease in same-store inpatient admissions and adjusted admissions was due to the effects of higher unemployment and a continued weak economy and the closure of a trauma unit and an obstetrics unit at separate hospitals, offset by an increase in services offered and the addition of physicians through our focused recruitment program. On a same-store basis, net inpatient revenues increased 7.4% and net outpatient revenues increased 9.5% for the six months ended June 30, 2003, as compared to the six months ended June 30, 2002.

        Operating expenses, as a percentage of net operating revenues, increased from 83.1% for the six months ended June 30, 2002, to 84.1% for the six months ended June 30, 2003. Salaries and benefits, as a percentage of net operating revenues, decreased from 40.5% for the six months ended June 30, 2002, to 40.4% for the six months ended June 30, 2003, primarily as a result of improvements at hospitals owned throughout both periods, offset by the hospitals acquired in 2002 and 2003 having higher salaries and benefits as a percentage of net operating revenues for which reductions have not yet been realized. Provision for bad debts, as a percentage of net operating revenues, increased to 9.5% for the six months ended June 30, 2003 from 9.2% for the comparable period in 2002, due primarily to an increase in self pay accounts. Supplies as a percentage of net operating revenues decreased to 11.6% for the six months ended June 30, 2003, from 11.8% for the comparable period in 2002, primarily as a result of improved management of inventory and continued expansion of our Broadlane group purchasing arrangement. Rent and other operating expenses, as a percentage of net operating revenues, increased from 21.6% for the six months ended June 30, 2002 to 22.6% for the six months ended June 30, 2003, due primarily to increases in the use of contract labor and malpractice insurance costs. EBITDA margins decreased from 16.9% for the six months ended June 30, 2002 to 15.9% for the six months ended June 30, 2003 due to the lower initial EBITDA margins associated with hospitals acquired in 2002 and 2003. Net income margins increased from 4.8% for the six months ended June 30, 2002 to 4.9% for the six months ended June 30, 2003 due to decreases in depreciation, interest and income taxes as a percentage of net operating revenues offset by the higher operating expenses as a percentage of net operating revenues at the hospitals acquired in 2002 and 2003.

        On a same-store basis, operating expenses, as a percentage of net operating revenues, decreased from 83.1% for the six months ended June 30, 2002 to 83.0% for the six months ended June 30, 2003, resulting in an increase in our same-store EBITDA margin from 16.9% for the six months ended June 30, 2002, to 17.0% for the six months ended June 30, 2003. We achieved this reduction through efficiency resulting in a decrease in salaries and benefits expense of 0.7% of net operating revenue, offset by an increase in other operating expenses due primarily to an increase in malpractice expense of 0.6% of net operating revenues. On the same-store basis, the improvements made at those hospitals owned throughout both periods led to income from operations increasing from 11.4% of net operating revenues for the six months ended June 30, 2002 to 11.7% of net operating revenues for the six months ended June 30, 2003.

        Depreciation and amortization increased by $10.2 million from $57.4 million, or 5.4% of net operating revenues, for the six months ended June 30, 2002 to $67.6 million, or 5.1% of net operating revenues, for the six months ended June 30, 2003. The five hospitals acquired after January 1, 2002 and the seven hospitals acquired in 2003 accounted for $7.6 million of the increase, facility renovations and purchases of equipment, information system upgrades, and other deferred items, primarily the amortization of physician recruitment costs, accounted for the remaining $2.6 million.

        Interest, net increased from $33.3 million for the six months ended June 30, 2002 to $33.7 million for the six months ended June 30, 2003 as a result of a combination of increased borrowing and decreased interest rates. The increase in average debt balance during the six months ended June 30, 2003, as compared to the six months ended June 30, 2002, accounted for an increase of $4.5 million. The net increase in average debt balance is the result of additional borrowings to finance hospital acquisitions since the end of the second quarter of 2002. This increase was offset by a decrease of $4.1 million related to a decrease in interest rates from the end of the second quarter of 2002.

        Income before income taxes increased $19.3 million from $87.7 million for the six months ended June 30, 2002 to $107.0 million for the six months ended June 30, 2003, primarily as a result of the continuing execution of our operating strategy and results from hospitals acquired during 2002 and 2003.

        Provision for income taxes increased $6.5 million from $36.3 million for the six months ended June 30, 2002 to $42.8 million for the six months ended June 30, 2003, as a result of the increase in pre-tax income. The decrease in the effective tax rate from 41.4% for the six months ended June 30, 2002 to 40.0% for the six months ended June 30, 2003, is primarily the result of fluctuations in income reported to separate taxing jurisdictions.

        Net income was $64.2 million for the six months ended June 30, 2003 compared to $51.4 million for the six months ended June 30, 2002, an increase of $12.8 million.

Liquidity and Capital Resources

        Net cash provided by operating activities increased $15.5 million to $151.3 million for the six months ended June 30, 2003 from $135.8 million for the six months ended June 30, 2002. This increase is attributable to an increase in net income of $12.7 million, a net increase in non-cash expenses of $7.3 million, primarily an increase in depreciation and amortization, offset by net changes in operating assets and liabilities consisting of net cash outflow from the growth in receivables of $6.3 million and net cash inflow from other assets and liabilities of $1.8 million. The use of cash from investing activities increased from $135.7 million for the six months ended June 30, 2002 to $236.9 million for the six months ended June 30, 2003, due primarily to an increase of $87.1 million in cash paid for acquisitions and an increase of $15.5 million in cash paid for purchases of property and equipment. Net cash provided by financing activities decreased $33.5 million during the six months ended June 30, 2003 compared to the six months ended June 30, 2002 from $11.5 million to $(21.9) million, primarily as a result of an increase in debt repayments and our purchase of common stock through our open market share repurchase program, offset by increased borrowings under our revolving credit facility.

Capital Expenditures

        Cash expenditures for purchases of facilities were $157.2 million for the six months ended June 30, 2003 and $70.1 million for the six months ended June 30, 2002, an increase of $87.1 million. The expenditures during the six months ended June 30, 2003 included $141.1 million for the seven hospitals acquired and $16.1 million for information systems and other equipment to integrate recently acquired hospitals. The expenditures for the six months ended June 30, 2002 included $65.1 million for the three hospitals acquired during that period and $5.0 million for information systems and other equipment to integrate those recently acquired hospitals.

        Excluding the cost to construct replacement hospitals and capital leases, our capital expenditures for the six months ended June 30, 2003 totaled $45.7 million compared to $39.0 million for the six months ended June 30, 2002. Costs to construct replacement hospitals totaled $20.9 million during the six months ended June 30, 2003 and $17.1 million, including $5.2 million of capital leases related to the construction projects, for the six months ended June 30, 2002.

        Pursuant to hospital purchase agreements in effect as of June 30, 2003, we are required to construct two replacement hospitals with an aggregate estimated construction cost, including equipment, of approximately $60 million. Of this amount, a cumulative total of approximately $24.9 million has been expended through June 30, 2003. These replacement hospitals are required to be constructed by the end of 2004. We expect total capital expenditures of approximately $140 to $144 million for the year ended December 31, 2003, including approximately $100 to $102 million for renovation and equipment purchases (which includes amounts pursuant to certain hospital purchase agreements) and approximately $40 to $42 million for construction of replacement hospitals.

Capital Resources

        Net working capital was $223.2 million at June 30, 2003 compared to $329.3 million at December 31, 2002. The $106.1 million decrease was attributable primarily to the use of cash for the acquisition of seven hospitals, offset primarily by an increase in accounts receivable which we believe is consistent with the increase in net revenues.

        On July 16, 2002, we entered into a $1.2 billion senior secured credit facility with a consortium of lenders. The facility replaced our previous credit facility and consists of an $850 million term loan that matures in 2010 (as opposed to 2005 under the previous facility) and a six-year $350 million revolving credit facility that matures in 2008 (as opposed to 2004 under the previous facility). We may elect from time to time an interest rate per annum for the borrowings under the term loan and revolving credit facility equal to (a) an annual benchmark rate, which will be equal to the greatest of (i) the Prime

Rate; (ii) the Base CD Rate plus 100 basis points or (iii) the Federal Funds Effective Rate plus 50 basis points (the "ABR"), plus (1) 150 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 250 basis points for the term loan and (2) the Eurodollar Applicable Margin for revolving credit loans. We also pay a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee is based on a pricing grid depending on the Eurodollar Applicable Margin for revolving credit loans and ranges from 0.375% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, we will pay fees for each letter of credit issued under the credit facility. The facility has a feature that allows for an additional $200 million of future funded term loans. The purpose of the facility was to refinance the Company's previous credit agreement, repay certain other indebtedness, and fund general corporate purposes including acquisitions. As of June 30, 2003, our availability for additional borrowings under our revolving credit facility was $338 million and under our term loan was approximately $200 million. As of June 30, 2003, our weighted-average interest rate under our credit agreement was 4.21%.

        On July 2, 2003, we amended our senior secured credit facility by exercising the feature allowing us to add up to $200 million of funded term loans with the same interest rate per annum as our existing term loans. After borrowing the full $200 million of the incremental term loans, the amended facility consists of $850 million in term loans that mature in 2010, $200 million in incremental term loans that mature in 2011, and a $350 million revolving credit facility that expires in 2008.

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

        We have entered into six separate interest swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. Under three agreements, entered into on November 21, 2001, the Company pays interest at fixed rates of 3.37%, 4.03% and 4.46% and expires in November 2003, 2004 and 2005, respectively. Each of the three agreements has a $100 million notional amount of indebtedness. Under the fourth agreement, dated November 4, 2002, we pay interest at a fixed rate of 3.30% on $150 million notional amount of indebtedness. This agreement expires in November 2007. Under the fifth agreement, dated June 11, 2003, we pay interest at a fixed rate of 2.04% on $100 million notional amount of indebtedness. This agreement expires in June 2007. Under the sixth agreement, dated June 11, 2003, we pay interest at a fixed rate of 2.40% on $100 million notional amount of indebtedness. This agreement expires in June 2008. We receive a variable rate of interest on each of these swaps based on the three-month London Inter-Bank Offer ("LIBOR"), excluding the margin paid under the credit facility on a quarterly basis.

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

Joint Ventures

        We have from time to time sold minority interests in certain of our subsidiaries. The amount of minority interest in equity is included in other long-term liabilities and the minority interest in income or loss is recorded in other operating expense. We do not believe these minority ownerships are material to our financial position or operating results. The balance of minority interests included in long-term liabilities was $8.3 million as of June 30, 2003, and $8.3 million as of December 31, 2002 and the amount of minority interest expense was $1.1 million and $1.5 million for the six months ended June 30, 2003 and June 30, 2002, respectively.

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

Employees

        On August 4, 2003, the nurses' union at our Easton, PA facility went on strike, following unsuccessful negotiations on their contract, which expired on May 31, 2003. This union represents approximately 325 nurses. We have contracted with a national staffing company to provide replacement nurses to cover these positions. At June 30, 2003, we had approximately 16,100 full-time employees and 9,100 part-time employees. Of these employees, approximately 1,200 are union members. We believe that our labor relations with the other unions are good.

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

        The SFAS No. 142 goodwill impairment model requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimated the fair values of the related operations using both a debt free discounted cash flow model as well as an EBITDA multiple model. These models are both based on our best estimate of future revenues and operating costs, based primarily on historical performance and general market conditions, and are subject to review and approval by senior management and the Board of Directors. The cash flow forecasts are adjusted by an appropriate discount rate based on our weighted-average cost of capital. We performed our initial evaluation, as required by SFAS No. 142, during the first quarter of 2002 and the annual evaluation as of September 30, 2002. No impairment was indicated by either evaluation.

Professional Liability Insurance Claims

        We accrue for estimated losses resulting from professional liability claims to the extent they are not covered by insurance. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections and is discounted to its net present value using a weighted-average risk-free discount rate of 3.4% and 3.85% in 2002 and 2001, respectively. To the extent that subsequent claims information varies from management's estimates, the liability is adjusted currently. Our insurance is underwritten on a "claims-made" basis and substantially all of our professional and general liability risks are subject to a $1.0 million per occurrence deductible; these deductibles were $0.5 million per occurrence for claims reported prior to June 1, 2002 and $2.0 million per occurrence for claims reported June 1, 2002 through June 1, 2003. Effective June 2003, we formed a wholly owned captive insurance subsidiary. The captive subsidiary insures risk from $1 million to $4 million per claim. Excess insurance for all hospitals is purchased through commercial insurance companies.

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

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE's")" ("FIN No. 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Effective with the quarter beginning July 1, 2003, the interpretation applies immediately to VIE's created before January 31, 2003, and to interests obtained in VIE's before January 31, 2003. We do not expect the adoption of this interpretation to have a material effect on our consolidated financial position or consolidated results of operations. As of June 30, 2003, the Company has no investments in VIE's.

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

        A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1 million for the three months ended June 30, 2003 and $2 million for the six months ended June 30, 2003.

Item 4: Controls and Procedures

        As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are adequately designed to ensure that the information required to be included in this report has been recorded, processed, summarized and reported on in a timely basis. There have been no changes in our internal control that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting during the period covered by this report.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

        Reference is made to Item 3. Legal Proceedings in our Form 10-K for the year ended December 31, 2002.

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

(a)
The regular annual meeting of the stockholders of Community Health Systems, Inc. was held in New York, New York on May 22, 2003, for the purpose of voting on the proposals described below.

(b)
Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Governance and Nominating Committee's nominees for directors. All of the Governance and Nominating Committee's nominees for directors were elected as set forth in clause (c) below. In addition, the terms of office as a director of W. Larry Cash, Robert J. Dole, J. Anthony Forstmann, Dale F. Frey, Sandra J. Horbach, Harvey Klein, M.D., and Michael A. Miles continued after the meeting.

(c)
Three proposals were submitted to a vote of security holders as follows:

(1)
The stockholders approved the election of the following persons as directors of the Company:

Name	For	Withheld
Wayne T. Smith	83,266,961	699,592
John A. Clerico	83,677,025	289,528
Theodore J. Forstmann	83,346,821	619,732
Thomas H. Lister	70,834,627	13,131,926
  (2)
  The Company's 2000 Stock Option and Award Plan, as amended and restated February 25, 2003 was approved by the affirmative votes of shareholders:

For	Against	Abstain
71,897,948	8,613,311	67,638
  (3)
  The Board of Directors appointment of Deloitte and Touche, LLP as the Company's independent accountants for 2003 was ratified by the affirmative votes of shareholders:

For	Against	Abstain
83,567,549	397,810	1,987

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

        Form 8-K dated April 23, 2003 was filed in connection with the issuance of our press release announcing operating results for the quarter ended March 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 8, 2003	COMMUNITY HEALTH SYSTEMS, INC. (Registrant)

	By:	/s/ WAYNE T. SMITH Wayne T. Smith Chairman of the Board, President and Chief Executive Officer (principal executive officer)

	By:	/s/ W. LARRY CASH W. Larry Cash Executive Vice President and Chief Financial Officer (principal financial officer)

	By:	/s/ T. MARK BUFORD T. Mark Buford Vice President and Corporate Controller (principal accounting officer)

Index to Exhibits

No.	Description
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Community Health Systems, Inc. Form 10-Q For the Quarter and Six Months Ended June 30, 2003
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (unaudited)
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share and per share data) (Unaudited)
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands) (Unaudited)
SIGNATURES
Index to Exhibits