Form 10-Q
period 2003-09-30
COMMUNITY HEALTH SYSTEMS INC
filed 2003-11-10
CIK 1108109

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

Commission file number 001-15925

COMMUNITY HEALTH SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3893191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

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

Yes ☒ No ☐

        As of November 3, 2003, there were outstanding 98,491,650 shares of the Registrant's Common Stock, $.01 par value.

Community Health Systems, Inc.
Form 10-Q
For the Quarter and Nine Months Ended September 30, 2003

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets
Cash and cash equivalents	$62,642	$132,844
Patient accounts receivable, net of allowance for doubtful accounts of $98,721 and $73,110 at September 30, 2003 and December 31, 2002, respectively	492,122	400,442
Supplies	70,536	60,456
Prepaid expenses and taxes	25,416	22,107
Current deferred income taxes	15,684	15,684
Other current assets	19,160	16,193

Total current assets	685,560	647,726

Property and equipment	1,606,773	1,310,738
Less accumulated depreciation and amortization	(355,974)	(281,401)

Property and equipment, net	1,250,799	1,029,337

Goodwill, net	1,154,481	1,029,975

Other Assets, net	96,885	102,458

Total assets	$3,187,725	$2,809,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$17,443	$18,529
Accounts payable	125,207	111,677
Current income taxes payable	50,160	6,559
Accrued interest	10,775	6,781
Accrued liabilities	191,251	174,884

Total current liabilities	394,836	318,430

Long-term debt	1,371,097	1,173,929

Deferred income taxes	65,295	65,120

Other long-term liabilities	49,486	37,712

Stockholders' equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 99,462,195 shares issued and 98,486,646 shares outstanding at September 30, 2003 and 99,787,034 shares issued and 98,811,485 shares outstanding at December 31, 2002	995	998
Additional paid-in capital	1,312,286	1,319,370
Treasury stock, at cost, 975,549 shares at September 30, 2003 and December 31, 2002	(6,678)	(6,678)
Unearned stock compensation	(5)	(15)
Accumulated other comprehensive income (loss)	(4,369)	(8,314)
Retained earnings (deficit)	4,782	(91,056)

Total stockholders' equity	1,307,011	1,214,305

Total liabilities and stockholders' equity	$3,187,725	$2,809,496

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net operating revenues	$723,022	$552,841	$2,039,592	$1,616,942

Operating costs and expenses:
Salaries and benefits	288,328	221,459	820,407	652,838
Provision for bad debts	70,690	52,351	195,109	149,970
Supplies	84,229	62,960	237,201	188,865
Other operating expenses	153,478	114,760	418,215	318,414
Rent	18,004	13,997	51,060	39,621
Depreciation and amortization	36,374	28,982	103,974	86,417
Minority interest in earnings	651	345	1,703	1,861

Total operating costs and expenses	651,754	494,854	1,827,669	1,437,986

Income from operations	71,268	57,987	211,923	178,956
Interest expense, net	18,468	14,788	52,151	48,039
Loss from early extinguishment of debt	—	8,646	—	8,646

Income before income taxes	52,800	34,553	159,772	122,271
Provision for income taxes	21,117	14,397	63,934	50,698

Net income	$31,683	$20,156	$95,838	$71,573

Net income per common share:
Basic	$0.32	$0.21	$0.97	$0.73

Diluted	$0.31	$0.21	$0.95	$0.72

Weighted-average number of shares outstanding:
Basic	98,409,888	98,533,822	98,437,932	98,349,745

Diluted	108,123,167	108,512,718	107,979,647	108,371,327

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)
(Unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities
Net income	$95,838	$71,573
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	103,974	86,417
Deferred income taxes	175	—
Minority interest in earnings	1,703	1,861
Stock compensation expense	10	20
Other non-cash (income) expenses, net	(43)	3,368
Changes in operating assets and liabilities, net of effects of acquistions and divestitures:
Patient accounts receivable	(79,493)	(10,616)
Supplies, prepaid expenses and other current assets	(8,899)	(7,644)
Accounts payable, accrued liabilities and income taxes	59,097	41,907
Other	25,994	9,970

Net cash provided by operating activities	198,356	196,856

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(320,233)	(127,693)
Purchases of property and equipment	(100,909)	(81,592)
Proceeds from sale of equipment	1,036	440
Increase in other assets	(21,210)	(23,399)

Net cash used in investing activities	(441,316)	(232,244)

Cash flows from financing activities
Proceeds from issuance of common stock, net of expenses	—	3
Proceeds from exercise of stock options	1,479	2,364
Stock repurchases	(14,060)	—
Proceeds from minority investments	—	1,770
Redemption of minority investments	(336)	(708)
Distribution to minority investors	(1,836)	(863)
Borrowings under credit agreement	280,000	905,900
Repayments of long-term indebtedness	(92,489)	(763,934)

Net cash provided by financing activities	172,758	144,532

Net change in cash and cash equivalents	(70,202)	109,144
Cash and cash equivalents at beginning of period	132,844	8,386

Cash and cash equivalents at end of period	$62,642	$117,530

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the "Company") as of and for the three and nine month periods ended September 30, 2003 and September 30, 2002, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the nine months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2003.

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

3.     RECENT ACCOUNTING PRONOUNCEMENT

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE's")" ("FIN No. 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Effective with the quarter beginning July 1, 2003, the interpretation applies immediately to VIE's created before February 1, 2003, and to interest obtained in VIE's before February 1, 2003. Under certain conditions, the effective date has been delayed to the first year or interim period ending after December 15, 2003. The Company does not expect the adoption of this interpretation to have a material effect on our consolidated financial position or consolidated results of operations. As of September 30, 2003 the Company has no investments in VIE's.

        In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149 "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not anticipate a material impact on its results of operations or financial position from the adoption of SFAS No. 149.

        In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective immediately for instruments entered into or modified after May 15, 2003, and to all other instruments that exist as of the beginning of the first interim reporting period beginning after June 15, 2003. The Company does not anticipate a material impact on its results of operations or financial position from the adoption of SFAS No. 150.

4.     ACQUISITIONS

        Effective January 1, 2003, the Company acquired seven hospitals located in West Tennessee from Methodist Healthcare Corporation of Memphis, Tennessee in a single purchase transaction. The aggregate consideration for the seven hospitals totaled approximately $150 million of which approximately $141 million was paid in cash and approximately $9 million was assumed in liabilities. Combined licensed beds at these seven facilities total 676.

        Effective July 1, 2003, the Company acquired Pottstown Memorial Center located in Pottstown, Pennsylvania, approximately 50 miles west of Philadelphia and 25 miles east of Reading, Pennsylvania. The hospital, which has a total of 222 beds, was acquired from a local not-for-profit organization. The aggregate consideration for the hospital totaled approximately $87 million of which approximately $80 million was paid in cash and approximately $7 million was assumed in liabilities. Licensed beds at this facility total 222.

        Effective August 1, 2003, the Company acquired Southside Regional Medical Center in Petersburg, Virginia in a capital lease transaction. The aggregate consideration for the hospital totaled approximately $92 million of which $81 million was paid in cash and approximately $11 million was assumed in liabilities. Licensed beds at this facility total 408. As part of this transaction, the Company has agreed to build a replacement hospital. This hospital was acquired from a public hospital authority.

        Substantially all cash paid for acquisitions in 2003 was borrowed under the Company's Credit Agreement.

5.     LONG-TERM DEBT

        On July 2, 2003, the Company amended its senior secured credit facility by exercising the feature allowing the Company to add up to $200 million of funded term loans with the same interest rate per annum as the existing term loans. After borrowing the full $200 million of the incremental term loans, the amended facility consists of $850 million in term loans that mature in 2010, $200 million in incremental term loans that mature in 2011, and a $350 million revolving credit facility that expires in 2008.

6.     ACCOUNTING FOR STOCK-BASED COMPENSATION

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

Company's net income and income per share would have been reduced to the pro-forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income:	$31,683	$20,156	$95,838	$71,573
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	2,218	1,078	4,064	3,234

Pro-forma net income	$29,465	$19,078	$91,774	$68,339

Net income per share:
Basic—as reported	$0.32	$0.21	$0.97	$0.73

Basic—pro-forma	$0.30	$0.19	$0.93	$0.69

Diluted—as reported	$0.31	$0.21	$0.95	$0.72

Diluted—pro-forma	$0.29	$0.20	$0.91	$0.69

7.     GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for the nine months ended September 30, 2003, are as follows (in thousands):

Balance as of December 31, 2002	$1,029,975
Goodwill acquired as part of acquisitions during 2003	116,486
Consideration adjustments and finalization of purchase price allocations for acquisitions completed prior to 2003	8,020

Balance as of September 30, 2003	$1,154,481

        The Company completed its annual goodwill impairment test as required by SFAS No. 142, using a measurement date of September 30, 2002. Based on the results of the impairment test, the Company was not required to recognize an impairment of goodwill for the year ended December 31, 2002. The annual goodwill impairment test for 2003 is currently being performed using a measurement date of September 30, 2003.

        The gross carrying amount of the Company's other intangible assets was $4.5 million as of September 30, 2003 and $3.7 million as of December 31, 2002, and the net carrying amount was $3.0 million and $2.6 million as of September 30, 2003 and December 31, 2002, respectively. Other intangible assets are included in Other assets, net on the Company's balance sheet.

        The weighted-average amortization period for the intangible assets subject to amortization is approximately 6 years. There are no expected residual values related to these intangible assets. Amortization expense on intangible assets during the three and nine months ended September 30, 2003 was $0.1 million and $0.3 million, respectively. Amortization expense on existing intangible assets is estimated to be $0.2 million for the remainder of 2003, $0.6 million in fiscal 2004, $0.5 million in fiscal 2005, $0.3 million in fiscal 2006, $0.1 million in fiscal 2007, and $0.1 million in fiscal 2008.

8.     EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Numerator:
Net income	$31,683	$20,156	$95,838	$71,573
Convertible notes, interest, net of taxes	2,189	2,189	6,567	6,568

Adjusted net income	$33,872	$22,345	$102,405	$78,141

Denominator:
Weighted—average number of shares outstanding-basic	98,409,888	98,533,822	98,437,932	98,349,745
Basic shares not vested	93,368	248,929	97,870	248,929
Effect of dilutive securities:
Employee stock options	1,037,835	1,147,891	861,769	1,190,577
Convertible notes	8,582,076	8,582,076	8,582,076	8,582,076

Weighted—average number of shares diluted	108,123,167	108,512,718	107,979,647	108,371,327

Basic earnings per share	$0.32	$0.21	$0.97	$0.73

Diluted earnings per share	$0.31	$0.21	$0.95	$0.72

        Since the net income per share impact of the conversion of the convertible notes is less than the basic net income per share for the three and nine months ended September 30, 2003, and the three and nine months ended September 30, 2002, the convertible notes are dilutive for the periods and accordingly, must be included in the fully diluted calculation.

9.     STOCKHOLDERS' EQUITY

        On January 23, 2003, the Company announced an open market share repurchase program for up to five million shares of its common stock. The share repurchase program will conclude at the earlier of three years or when the maximum number of shares have been repurchased. As of September 30, 2003, the Company has repurchased 760,000 shares at an average cost of $18.45 per share.

10.   COMPREHENSIVE INCOME

        The following table presents the components of comprehensive income, net of related taxes. The change in fair value of interest rate swap agreements is a function of the spread between the fixed interest rate of the swap and the underlying variable interest rate (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net income	$31,683	$20,156	$95,838	$71,573
Net change in fair value of interest rate swaps	4,768	(4,804)	3,945	(7,937)

Comprehensive Income	$36,451	$15,352	$99,783	$63,636

        The net change in fair value of the interest rate swap is included in stockholders' equity on the condensed consolidated balance sheets.

11.   SUBSEQUENT EVENTS

        Effective October 1, 2003, the Company completed the acquisition of Laredo Medical Center in Laredo, Texas. The acquisition includes a 326 bed hospital, an ambulatory care center, a diagnostic center, a cancer center and several medical office buildings. The consideration for this hospital totaled approximately $129 million of which approximately $121 million was paid in cash and approximately $8 million was assumed in liabilities. This hospital is located approximately 140 miles south of San Antonio, Texas.

        Effective October 3, 2003, the Company entered into an additional $100 million interest rate swap agreement to limit the cash flow effect of changes in interest rates on a portion of our long-term borrowings. Under this agreement, the Company pays interest quarterly at an annualized fixed interest rate of 2.31% for a term ending October 3, 2006. On payment dates, the Company receives an offsetting variable rate of interest payment from a counterparty based on the three month London Inter-Bank Offer Rate, excluding the margin paid under the Company's credit agreement on a quarterly basis, which is currently 250 basis points.

        At the time of acquisition of the hospitals from Methodist Healthcare Corporation of Memphis, Tennessee, the hospital in Jackson, Tennessee was defending a long standing certificate of need challenge by its competitor against the hospital's interventional cardiology and open heart surgery program. The litigation concluded in October 2003 and resulted in the voiding of the previously issued certificate of need and a discontinuation of these services. Further action at the agency level is being pursued by the hospital but there can be no assurance it will be able to reinstate these services.

        On November 10, 2003, the Company entered into an agreement that provided for the sale of Berrien County Hospital (63 licensed beds) located in Nashville, Georgia for approximately $5 million in cash plus liabilities. This transaction was effective November 1, 2003. The results from this transaction are not expected to have a material impact on the Company's results of operations.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

        This discussion should be read in conjunction with the unaudited Condensed Consolidated Financial Statements included herein.

Acquisitions and Dispositions

        Effective January 1, 2003, we acquired seven hospitals located in West Tennessee from Methodist Healthcare Corporation of Memphis, Tennessee in a single purchase transaction. The aggregate consideration for the seven hospitals totaled approximately $150 million of which approximately $141 million was paid in cash and approximately $9 million was assumed in liabilities. Combined licensed beds at these seven facilities totaled 676.

        Effective July 1, 2003, we acquired Pottstown Memorial Medical Center located in Pottstown, Pennsylvania, approximately 50 miles west of Philadelphia and 25 miles east of Reading, Pennsylvania. The hospital, which has a total of 222 beds, was acquired from a local not-for-profit organization. The consideration for this hospital totaled approximately $87 million of which approximately $80 million was paid in cash and approximately $7 million was assumed in liabilities.

        Effective August 1, 2003, we acquired Southside Regional Medical Center (408 beds) in Petersburg, Virginia located 22 miles south of Richmond, Virginia. The consideration for this hospital totaled approximately $92 million of which approximately $81 million was paid in cash and approximately $11 million was assumed in liabilities. As part of the transaction, we have agreed to build a replacement hospital. This hospital was acquired from a public hospital authority.

        Effective October 1, 2003, the Company completed the acquisition of Laredo Medical Center (326 beds) in Laredo, Texas. The consideration for this hospital totaled approximately $129 million of which approximately $121 million was paid in cash and approximately $8 million was assumed in liabilities. This hospital was acquired from the Sisters of Mercy Health System, in St. Louis, Missouri.

        On November 10, 2003, the Company entered into an agreement that provided for the sale of Berrien County Hospital (63 licensed beds) located in Nashville, Georgia for approximately $5 million in cash plus liabilities. This transaction was effective November 1, 2003.

Sources of Revenue

        Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. Approximately 41.9% and 42.8% of net operating revenues for the three month periods ended September 30, 2003 and September 30, 2002, respectively, and 43.0% and 44.1% of net operating revenues for the nine month periods ended September 30, 2003 and September 30, 2002, respectively, are related to services rendered to patients covered by the Medicare and Medicaid programs. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in the periods that such adjustments become known. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the three and nine month periods ended September 30, 2003 and 2002.

        In the future, we expect the percentage of revenues received from the Medicare program to increase due to the general aging of the population. The payment rates under the Medicare program for inpatients are based on a prospective payment system, depending upon the diagnosis of a patient's condition. While these rates are indexed for inflation annually, the increases have historically been less than actual inflation. Reductions in the rate of increase in Medicare reimbursement may have an adverse impact on our net operating revenue growth. Effective April 1, 2002, Centers for Medicare and Medicaid Services implemented changes to the Medicare outpatient prospective payment system. Also beginning April 1, 2003, and extending through September 30, 2003, the Consolidated Appropriations Resolution of 2003 equalized the rural and urban standardized payment amounts under the Medicare inpatient prospective payment system. Congress further approved an extension of this measure through March 31, 2004, through an amendment to the Temporary Assistance for Needy Families Block Grant Extension bill. These changes should not materially affect our net operating revenue growth. In addition, Congress is considering passage of a Medicare Prescription Drug bill that contains provider payment provisions. The outcome of the bill and impact of its provisions are unknown at this time.

        In addition, certain managed care programs, insurance companies, and employers are actively negotiating the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely effect our net operating revenue growth.

Results of Operations

        Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include orthopedics, cardiology, OB/GYN, occupational medicine, diagnostic services, emergency services, rehabilitation treatment, home health, and skilled nursing. The strongest demand for hospital services generally occurs during January through April and the weakest demand for these services occurs during the summer months. Accordingly, eliminating the effect of new acquisitions, our net operating revenues and earnings are historically highest during the first quarter and lowest during the third quarter.

        The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(expressed as a percentage of net operating revenues)
Net operating revenues	100.0	100.0	100.0	100.0
Operating expenses(a)	(85.0)	(84.2)	(84.4)	(83.5)

ADJUSTED EBITDA(b)	15.0	15.8	15.6	16.5
Depreciation and amortization	(5.0)	(5.2)	(5.1)	(5.3)
Minority interest in earnings	(0.1)	(0.1)	(0.1)	(0.1)

Income from operations	9.9	10.5	10.4	11.1
Interest expense, net	(2.6)	(2.7)	(2.6)	(3.0)
Loss from early extinguishment of debt	—	(1.6)	—	(0.6)

Income before income taxes	7.3	6.2	7.8	7.5
Provision for income taxes	(2.9)	(2.6)	(3.1)	(3.1)

Net income	4.4	3.6	4.7	4.4

        For footnotes (a) and (b), see page 12.

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003
	(expressed in percentages)
Percentage increase from same period prior year:
Net operating revenues	30.8	26.1
Admissions	23.5	17.6
Adjusted admissions(c)	22.3	16.8
Average length of stay	2.6	—
ADJUSTED EBITDA(b)	24.0	18.8
Net Income	57.2	33.9
Same-store percentage increase (decrease) from same period prior year(d):
Net operating revenues	8.1	8.2
Admissions	1.0	(0.1)
Adjusted admissions(c)	(1.0)	(1.4)
ADJUSTED EBITDA(b)(e)	9.2	8.9
Income from operations	7.9	10.1

(a)
Operating expenses include salaries and benefits, provision for bad debts, supplies, rent, and other operating expenses, and exclude the items that are excluded for purposes of determining ADJUSTED EBITDA as discussed in Footnote (b) below.

(b)
EBITDA consists of income before interest, income taxes, depreciation and amortization. ADJUSTED EBITDA is EBITDA adjusted to exclude loss from early extinguishment of debt and minority interest in earnings. ADJUSTED EBITDA should not be considered a measure of financial performance under generally accepted accounting principles. Items excluded from ADJUSTED EBITDA are significant components in understanding and assessing financial performance. ADJUSTED EBITDA is an analytical indicator used by management and the health care industry to evaluate hospital performance, allocate resources and measure leverage and debt service capacity. ADJUSTED EBITDA should not be considered in isolation or as an alternative to net income, cash flows generated by operations, investing or financing activities, or other financial statement data presented in the consolidated financial statements as indicators of financial performance or liquidity. Because ADJUSTED EBITDA is not a measurement determined in accordance with generally accepted accounting principles and is thus susceptible to varying calculations, ADJUSTED EBITDA as presented may not be comparable to other similarly titled measures of other companies.

  Net income is the financial measure calculated and presented in accordance with generally accepted accounting principles that is most comparable to ADJUSTED EBITDA, as defined. The following table reconciles ADJUSTED EBITDA, as defined, with our net income as derived directly from our financial statements for the three and nine months ended September 30, 2003 and 2002 (in 000's):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net Income	$31,683	$20,156	$95,838	$71,573
Provision for income taxes	21,117	14,397	63,934	50,698
Interest expense, net	18,468	14,788	52,151	48,039
Loss from early extinguishment of debt	—	8,646	—	8,646
Depreciation and amortization	36,374	28,982	103,974	86,417
Minority interest in earnings	651	345	1,703	1,861

ADJUSTED EBITDA	$108,293	$87,314	$317,600	$267,234

(c)
Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)
Includes acquired hospitals to the extent we operated them during comparable periods in both years.

(e)
On a same-store basis, we believe income from operations is the most meaningful measure with which to reconcile ADJUSTED EDITDA since we do not allocate income taxes and interest expense to our individual hospitals. We believe that any allocation of these expenses to our individual hospitals would be arbitrary and accordingly not meaningful for an understanding of our financial results. The following table reconciles ADJUSTED EBITDA, as defined, for our same-stores with our same-stores income from operations for the three and nine months ended September 30, 2003, and 2002 (in 000's):
	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	%	2002	%	2003	%	2002	%
Net operating revenue	$597,351	100.0	$552,749	100.0	$1,749,188	100.0	$1,616,659	100.0

Income from operations	62,580	10.5	57,978	10.5	197,041	11.2	178,893	11.1
Depreciation and amortization	32,146	5.4	28,982	5.2	92,196	5.3	86,417	5.3
Minority interest in earnings	651	0.1	345	0.1	1,703	0.1	1,861	0.1

ADJUSTED EBITDA	$95,377	16.0	$87,305	15.8	$290,940	16.6	$267,171	16.5

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

        Net operating revenues increased by 30.8% to $723.0 million for the three months ended September 30, 2003 from $552.8 million for the three months ended September 30, 2002. Of the $170.2 million increase in net operating revenues, the hospitals we acquired in 2002 and 2003, which are not yet included in same-store revenues, contributed approximately $125.6 million, and hospitals we owned throughout both periods contributed $44.6 million, an increase of 8.1%. The increase from hospitals owned throughout both periods was attributable primarily to rate increases, increased intensity of services, increases in government reimbursement and a slight increase in volume.

        Inpatient admissions increased by 23.5%. Adjusted admissions increased by 22.3%. Adjusted admissions is a general measure of combined inpatient and outpatient volume. We compute adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues. On a same-store basis, inpatient admissions increased by 1.0%, adjusted admissions decreased by 1.0% and patient days increased 3.3%. The decrease in same-store adjusted admissions was due primarily to inpatient revenue growing at a faster rate than outpatient revenue and the slowing of home health and clinic revenue. We anticipate the economy will continue to negatively impact our ability to grow admissions above prior year levels for the remainder of 2003. On a same-store basis, net inpatient revenues increased 4.6% and net outpatient revenues increased 12.1%.

        Operating expenses, as a percentage of net operating revenues, increased from 84.2% for the three months ended September 30, 2002 to 85.0% for the three months ended September 30, 2003. Salaries and benefits, as a percentage of net operating revenues, decreased from 40.1% for the three months ended September 30, 2002 to 39.9% for the three months ended September 30, 2003, primarily as a result of improvements at hospitals owned throughout both periods, offset by hospitals acquired in 2002 and 2003 having higher salaries and benefits as a percentage of net operating revenues, for which reductions have not yet been realized and the impact of the nurses strike at Easton Hospital that began in August 2003 and was settled in September, 2003. Provision for bad debts, as a percentage of net revenues, increased from 9.5% for the three months ended September 30, 2002 to 9.8% for the three months ended September 30, 2003, primarily as a result of an increase in self-pay accounts. Supplies, as a percentage of net operating revenues, increased from 11.4% for the three months ended September 30, 2002 to 11.6% for the three months ended September 30, 2003, due mainly to the impact of the larger hospitals recently acquired, which have significantly higher supply expense as a percentage of net revenue, and the timing of converting to contracted vendors in our Broadlane group purchasing arrangement, offset by improvements made to hospitals owned throughout both periods. Rent and other operating expenses, as a percentage of net operating revenues, increased from 23.2% for the three months ended September 30, 2002 to 23.7% for the three months ended September 30, 2003. This increase was caused primarily by an increase of 1.0% of net operating revenue in contract labor expense and an increase in malpractice insurance expense of 0.3%, offset by a decrease of 0.8% for other operating expenses. The increase in contract labor expense is primarily attributable to the strike, at Easton Hospital. Adjusted EBITDA margins decreased from 15.8% for the three months ended September 30, 2002 to 15.0% for the three months ended September 30, 2003 due to the lower initial adjusted EDITDA margins associated with hospitals acquired in 2002 and 2003. Net income margins increased from 3.6% for the three months ended September 30, 2002 to 4.4% for the three months ended September 30, 2003 due to decreases in depreciation and interest as a percentage of net operating revenues, offset by the higher operating expenses as a percentage of net operating revenues at the hospitals acquired in 2002 and 2003.

        On a same-store basis, operating expenses, as a percentage of net operating revenues, decreased from 84.2% for the three months ended September 30, 2002 to 84.0% for the three months ended September 30, 2003, resulting in an increase in our same-store adjusted EBITDA margin from 15.8% for the three months ended September 30, 2002 to 16.0% for the three months ended September 30, 2003. We achieved this reduction through a decrease in salary and benefits expense of 1.6% of net operating revenue resulting from a combination of operating efficiency gains and the impact of the strike at Easton Hospital, which was offset by an increase in contract labor, to replace the striking workers, of 1.0% of net operating revenue. In addition, the provision for bad debts expense increased 0.9% of net operating revenues and other operating expenses decreased 0.5% of net operating revenue. On a same-store basis, income from operations remained unchanged at 10.5% of net operating revenues for the three months ended September 30, 2002 and September 30, 2003.

        Depreciation and amortization increased by $7.4 million from $29.0 million, or 5.2% of net operating revenues, for the three months ended September 30, 2002 to $36.4 million, or 5.0% of net operating revenues, for the three months ended September 30, 2003. The two hospitals acquired on or after September 30, 2002 and the nine hospitals acquired in 2003 accounted for $4.1 million of the increase, while facility renovations and purchases of equipment, information systems upgrades, and other deferred items accounted for the remaining $3.3 million.

        Interest expense, net, increased by $3.7 million from $14.8 million for the three months ended September 30, 2002 to $18.5 million for the three months ended September 30, 2003 as a result of a combination of increased borrowings and interest rates. The increase in average debt balance during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002, due primarily to borrowings to make acquisitions in 2002 and 2003, accounted for a $2.3 million increase and the increase in interest rates during the three months ended September 30, 2003 as compared to the three months ended September 30, 2002 accounted for a $1.4 million increase.

        Income before income taxes increased $18.2 million from $34.6 million for the three months ended September 30, 2002 to $52.8 million for the three months ended September 30, 2003, primarily as a result of the continuing execution of our operating strategy and results from hospitals acquired during 2002 and 2003.

        Provision for income taxes increased $6.7 million from $14.4 million for the three months ended September 30, 2002 to $21.1 million for the three months ended September 30, 2003, as a result of the increase in pre-tax income.

        Net income was $20.2 million for the three months ended September 30, 2002 compared to net income of $31.7 million for the three months ended September 30, 2003, an increase of $11.5 million.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

        Net operating revenues increased 26.1% to $2,039.6 million for the nine months ended September 30, 2003 from $1,616.9 million for the nine months ended September 30, 2002. Of the $422.7 million increase in net operating revenues, the hospitals acquired in 2002 and 2003, which are not yet included in same-store revenues, contributed approximately $290.2 million, and hospitals we owned throughout both periods contributed $132.5 million, an increase of 8.2%. The increase from hospitals owned throughout both periods was attributable primarily to rate increases, increased intensity of services, and increases in government reimbursement, offset by a 0.1% decrease in admissions and 1.4% decrease in adjusted admissions.

        Inpatient admissions increased by 17.6% for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. Adjusted admissions increased by 16.8% for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. On a same-store basis, inpatient admissions decreased by 0.1% for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, and adjusted admissions decreased by 1.4% for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002. The decrease in same-store inpatient admissions and adjusted admissions was due to the effects of higher unemployment and a continued weak economy, the loss of admissions from physicians called up for military service and the closure of an obstetrics unit, offset by an increase in services offered and the addition of physicians through our focused recruitment program. On a same-store basis, net inpatient revenues increased 6.4% and net outpatient revenues increased 10.4% for the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002.

        Operating expenses, as a percentage of net operating revenues, increased from 83.5% for the nine months ended September 30, 2002, to 84.4% for the nine months ended September 30, 2003. Salaries and benefits, as a percentage of net operating revenues, decreased from 40.4% for the nine months ended September 30, 2002, to 40.2% for the nine months ended September 30, 2003, primarily as a result of improvements at hospitals owned throughout both periods, offset by the hospitals acquired in 2002 and 2003 having higher salaries and benefits as a percentage of net operating revenues for which reductions have not yet been realized. Provision for bad debts, as a percentage of net operating revenues, increased to 9.6% for the nine months ended September 30, 2003 from 9.3% for the comparable period in 2002, due primarily to an increase in self pay accounts. Supplies as a percentage of net operating revenues decreased to 11.6% for the nine months ended September 30, 2003, from 11.7% for the comparable period in 2002, primarily as a result of improved management of inventory and continued expansion of our Broadlane group purchasing arrangement offset by recent acquisitions having higher supply expense as a percentage of net revenue that have not yet been converted to our contracted vendors. Rent and other operating expenses, as a percentage of net operating revenues, increased from 22.1% for the nine months ended September 30, 2002 to 23.0% for the nine months ended September 30, 2003, due primarily to increases in the use of contract labor and malpractice insurance costs. The strike at Easton Hospital contributed to the increase in contract labor. Adjusted EBITDA margins decreased from 16.5% for the nine months ended September 30, 2002 to 15.6% for the nine months ended September 30, 2003 due to the lower initial adjusted EBITDA margins associated with hospitals acquired in 2002 and 2003. Net income margins increased from 4.4% for the nine months ended September 30, 2002 to 4.7% for the nine months ended September 30, 2003 due to decreases in depreciation and interest as a percentage of net operating revenues offset by the higher operating expenses as a percentage of net operating revenues at the hospitals acquired in 2002 and 2003.

        On a same-store basis, operating expenses, as a percentage of net operating revenues, decreased from 83.5% for the nine months ended September 30, 2002 to 83.4% for the nine months ended September 30, 2003, resulting in an increase in our same-store adjusted EBITDA margin from 16.5% for the nine months ended September 30, 2002, to 16.6% for the nine months ended September 30, 2003. We achieved this reduction primarily through efficiency gains resulting in a decrease in salaries and benefits expense of 1.0% of net operating revenue, offset by an increase in other operating expenses due primarily to an increase in malpractice expense of 0.5% of net operating revenues and an increase in contract labor of 0.4% of net operating revenues. On a same-store basis, the improvements made at those hospitals owned throughout both periods led to income from operations increasing from 11.1% of net operating revenues for the nine months ended September 30, 2002 to 11.2% of net operating revenues for the nine months ended September 30, 2003.

        Depreciation and amortization increased by $17.6 million from $86.4 million, or 5.3% of net operating revenues, for the nine months ended September 30, 2002 to $104.0 million, or 5.1% of net operating revenues, for the nine months ended September 30, 2003. The five hospitals acquired after January 1, 2002 and the nine hospitals acquired in 2003 accounted for $11.8 million of the increase, facility renovations and purchases of equipment, information system upgrades, and other deferred items, primarily the amortization of physician recruitment costs, accounted for the remaining $5.8 million.

        Interest expense, net increased from $48.0 million for the nine months ended September 30, 2002 to $52.1 million for the nine months ended September 30, 2003 as a result of a combination of increased borrowing and decreased interest rates. The increase in average debt balance during the nine months ended September 30, 2003, as compared to the nine months ended September 30, 2002, accounted for an increase of $6.7 million. The net increase in average debt balance is the result of additional borrowings to finance hospital acquisitions since the end of the third quarter of 2002. This increase was offset by a decrease of $2.6 million related to a decrease in interest rates from the end of the third quarter of 2002.

        Income before income taxes increased $37.5 million from $122.3 million for the nine months ended September 30, 2002 to $159.8 million for the nine months ended September 30, 2003, primarily as a result of the continuing execution of our operating strategy and results from hospitals acquired during 2002 and 2003.

        Provision for income taxes increased $13.2 million from $50.7 million for the nine months ended September 30, 2002 to $63.9 million for the nine months ended September 30, 2003, as a result of the increase in pre-tax income. The decrease in the effective tax rate from 41.3% for the nine months ended September 30, 2002 to 40.0% for the nine months ended September 30, 2003, is primarily the result of fluctuations in income reported to separate taxing jurisdictions.

        Net income was $95.8 million for the nine months ended September 30, 2003 compared to $71.6 million for the nine months ended September 30, 2002, an increase of $24.2 million.

Liquidity and Capital Resources

        Net cash provided by operating activities increased $1.5 million to $198.4 million for the nine months ended September 30, 2003 from $196.9 million for the nine months ended September 30, 2002. This increase is attributable to an increase in net income of $24.3 million, a net increase in non-cash expenses of $14.2 million consisting primarily of an increase in depreciation and amortization, offset by net changes in operating assets and liabilities consisting of net cash outflow from the growth in receivables of $68.9 million attributable to an 8.2% growth in same-store revenues and a build up of accounts receivable at current year acquisitions whose accounts receivable were not acquired, and net cash inflow from other assets and liabilities of $32.0 million. The use of cash from investing activities increased from $232.2 million for the nine months ended September 30, 2002 to $441.3 million for the nine months ended September 30, 2003, due primarily to an increase of $192.5 million in cash paid for acquisitions, an increase of $18.7 million in cash paid for purchases of property and equipment and a decrease of $2.1 million in cash paid for other assets. Net cash provided by financing activities increased $28.2 million during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002 from $144.5 million to $172.8 million, primarily as a result of a decrease in debt repayments, offset by our purchase of common stock through our open market share repurchase program.

Capital Expenditures

        Cash expenditures for purchases of facilities were $320.2 million for the nine months ended September 30, 2003 and $127.7 million for the nine months ended September 30, 2002, an increase of $192.5 million. The expenditures during the nine months ended September 30, 2003 included $301.8 million for the nine hospitals acquired and $18.4 million for information systems and other capital to integrate recently acquired hospitals. The expenditures for the nine months ended September 30, 2002 included $115.3 million for the five hospitals acquired during that period and $12.4 million for information systems and other capital to integrate those recently acquired hospitals.

        Excluding the cost to construct replacement hospitals and capital leases, our capital expenditures for the nine months ended September 30, 2003 totaled $71.5 million compared to $55.3 million for the nine months ended September 30, 2002. Costs to construct replacement hospitals totaled $29.4 million during the nine months ended September 30, 2003 and $31.6 million, including $5.3 million of capital leases related to the construction projects, for the nine months ended September 30, 2002.

        Pursuant to hospital purchase agreements in effect as of September 30, 2003, we are required to complete construct two replacement hospitals, within the next twelve months, with an aggregate estimated construction cost, including equipment, of approximately $60 million. Of this amount, a cumulative total of approximately $34.9 million has been expended through September 30, 2003. We expect to open one replacement facility by the end of 2003 and the other by June 30, 2004. We have also agreed, as a part of the recently completed acquisition in Petersburg, Virginia to build a replacement facility subject to state certificate of need approval. We expect total capital expenditures of approximately $144 to $148 million for the year ended December 31, 2003, including approximately $102 to $104 million for renovation and equipment purchases (which includes amounts pursuant to certain hospital purchase agreements) and approximately $42 to $44 million for construction of replacement hospitals.

Capital Resources

        Net working capital was $290.7 million at September 30, 2003 compared to $329.3 million at December 31, 2002. The $38.6 million decrease was attributable primarily to the use of cash for the acquisition of nine hospitals, offset primarily by an increase in accounts receivable attributable to an 8.2% growth in same-store revenues and to a build-up of accounts receivable at current year acquisitions whose accounts receivable were not acquired.

        On July 16, 2002, we entered into a $1.2 billion senior secured credit facility with a consortium of lenders. The facility replaced our previous credit facility and consists of an $850 million term loan that matures in 2010 (as opposed to 2005 under the previous facility) and a nine-year $350 million revolving credit facility that matures in 2008 (as opposed to 2004 under the previous facility). We may elect from time to time an interest rate per annum for the borrowings under the term loan and revolving credit facility equal to (a) an annual benchmark rate, which will be equal to the greatest of (i) the Prime Rate; (ii) the Base CD Rate plus 100 basis points or (iii) the Federal Funds Effective Rate plus 50 basis points (the "ABR"), plus (1) 150 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 250 basis points for the term loan and (2) the Eurodollar Applicable Margin for revolving credit loans. We also pay a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee is based on a pricing grid depending on the Eurodollar Applicable Margin for revolving credit loans and ranges from 0.375% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, we will pay fees for each letter of credit issued under the credit facility. The purpose of the facility was to refinance the Company's previous credit agreement, repay certain other indebtedness, and fund general corporate purposes including acquisitions. As of September 30, 2003, our availability for additional borrowings under our revolving credit facility was $333 million. As of September 30, 2003, our weighted-average interest rate under our credit agreement was 3.97%.

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

        We have entered into seven separate interest swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. Under three agreements, effective November 23, 2001 and expiring in November 2003, 2004 and 2005, the Company pays interest at fixed rates of 3.37%, 4.03% and 4.46% respectively. Each of the three agreements has a $100 million notional amount of indebtedness. Under the fourth agreement, effective November 4, 2002, we pay interest at a fixed rate of 3.30% on $150 million notional amount of indebtedness. This agreement expires in November 2007. Under the fifth agreement, effective June 13, 2003, we pay interest at a fixed rate of 2.04% on $100 million notional amount of indebtedness. This agreement expires in June 2007. Under the sixth agreement, effective June 13, 2003, we pay interest at a fixed rate of 2.40% on $100 million notional amount of indebtedness. This agreement expires in June 2008. Under the seventh agreement, effective October 3, 2003, we pay interest at a fixed rate of 2.31% on $100 million notional amount of indebtedness. This agreement expires in October 2006. We receive a variable rate of interest on each of these swaps based on the three-month London Inter-Bank Offer ("LIBOR"), excluding the margin paid under the credit facility on a quarterly basis which is currently 250 basis points.

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

Joint Ventures

        We have from time to time sold minority interests in certain of our subsidiaries. The amount of minority interest in equity is included in other long-term liabilities and the minority interest in income or loss is recorded in other operating expense. We do not believe these minority ownerships are material to our financial position or operating results. The balance of minority interests included in long-term liabilities was $8.7 million as of September 30, 2003, and $8.3 million as of December 31, 2002 and the amount of minority interest expense was $1.7 million and $1.9 million for the nine months ended September 30, 2003 and September 30, 2002, respectively.

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

Allowance for Doubtful Accounts

        Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. Substantially all of our receivables are related to providing healthcare services to our hospitals' patients. Our estimate for the allowance for doubtful accounts is based primarily on our historical collection experience and is computed by applying allowance percentages to amounts included in specific payor and aging categories of patient accounts receivable.

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

        The SFAS No. 142 goodwill impairment model requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimated the fair values of the related operations using both a debt free discounted cash flow model as well as an adjusted EBITDA multiple model. These models are both based on our best estimate of future revenues and operating costs, based primarily on historical performance and general market conditions, and are subject to review and approval by senior management and the Board of Directors. The cash flow forecasts are adjusted by an appropriate discount rate based on our weighted-average cost of capital. We performed our initial evaluation, as required by SFAS No. 142, during the first quarter of 2002 and the annual evaluation as of September 30, 2002. No impairment was indicated by either evaluation.

Professional Liability Insurance Claims

        We accrue for estimated losses resulting from professional liability claims to the extent they are not covered by insurance. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections and is discounted to its net present value using a weighted-average risk-free discount rate of 3.4% and 3.85% in 2002 and 2001, respectively. To the extent that subsequent claims information varies from management's estimates, the liability is adjusted currently. Our insurance is underwritten on a "claims-made" basis. Prior to June 1, 2002, substantially all of our professional and general liability risks were subject to a $0.5 million per occurrence deductible; for claims reported from June 1, 2002 through June 1, 2003, these deductibles were $2.0 million per occurrence. Currently, our deductible is $1.0 million per occurrence. Effective June 2003, we formed a wholly owned captive insurance subsidiary. The captive subsidiary generally insures risk from $1 million to $4 million per claim but management may on occasion increase the insured risk at certain hospitals based upon insurance pricing and other factors. Excess insurance for all hospitals is purchased through commercial insurance companies.

Recent Accounting Pronouncements

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123", SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. As we have elected not to change to the fair value based method of accounting for stock-based employee compensation, the adoption of SFAS No. 148 will not have an impact on our consolidated financial position or consolidated results of operations. We have included the disclosures in accordance with SFAS No. 148 in the footnotes to the condensed consolidated financial statements.

        In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities ("VIE's")" ("FIN No. 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 applies immediately to variable interest entities created after February 1, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. Effective with the quarter beginning July 1, 2003, the interpretation applies immediately to VIE's created before January 31, 2003, and to interests obtained in VIE's before February 1, 2003. Under certain conditions, the effective date has been delayed to the first year or interim period ending after December 15, 2003. We do not expect the adoption of this interpretation to have a material effect on our consolidated financial position or consolidated results of operations. As of September 30, 2003, the Company has no investments in VIE's.

        In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 149 "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The

Company does not anticipate a material impact on its results of operations or financial position from the adoption of SFAS No. 149.

        In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective immediately for instruments entered into or modified after May 15, 2003, and to all other instruments that exist as of the beginning of the first interim reporting period beginning after June 15, 2003. The Company does not anticipate a material impact on its results of operations or financial position from the adoption of SFAS No. 150.

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

  •
  demographic changes;

  •
  existing governmental regulations and changes in, or the failure to comply with, governmental regulations;

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

  •
  trends toward treatment of patients in less acute or speciality healthcare settings, such as ambulatory surgery centers or specialty hospitals;

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

        A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1 million for the three months ended September 30, 2003 and $3 million for the nine months ended September 30, 2003.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings

        On October 6, 2003, the Company received notice from the Office of the Inspector General of the Department of Health and Human Services that the Company's obligations under the Corporate Compliance Agreement entered into in 2000 had been completed. The Company will continue to maintain, develop and enhance its voluntary compliance program system wide.

        In May 1999, we were served with a complaint in U.S. ex rel. Bledsoe v. Community Health Systems, Inc., subsequently moved to the Middle District of Tennessee, Case No. 2-00-0083. This qui tam action sought treble damages and penalties under the False Claims Act against us. The Department of Justice did not intervene in this action. The allegations in the amended complaint were extremely general, but involved Medicare billing at our White County Community Hospital in Sparta, Tennessee. The relator in this case also filed a motion seeking from the United States government a portion of the settlement proceeds from our May 2000 settlement with the U.S. Department of Justice, the Office of the Inspector General, and applicable state Medicaid programs. The government vigorously opposed this motion. By order entered on September 19, 2001, the U.S. District Court granted our motion for judgement on the pleadings and dismissed the case, with prejudice. The relator appealed this case to the U.S. Court of Appeals for the Sixth Circuit.

        On September 10, 2003, the Sixth Circuit Court of Appeals rendered its decision in this case, affirming in part and reversing in part the District Court's decision to dismiss the case with prejudice. The Court affirmed the lower court's dismissal of certain of plaintiff's claims on the grounds that his allegations had been previously publicly disclosed. In addition, the appeals court agreed that, as to all other allegations, the relator had failed to include enough information to meet the special pleading requirements for fraud under the False Claims Act and the Federal Rules of Civil Procedure. However, the Court returned the case to the District Court to allow the relator another opportunity to amend his complaint in an attempt to plead his fraud allegations with particularity. On October 24, 2003, the government filed a petition for panel rehearing, which was denied by the Sixth Circuit Court of Appeals on November 6, 2003.

Item 2. Changes in Securities and Use of Proceeds

        None

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        None

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

10.1
Third Amendment, dated July 2, 2003, representing an amendment to the Credit Agreement dated as of July 16, 2002, among CHS/Community Health Systems, Inc., Community Health Systems Inc., certain lenders, Bank of America, N.A., as syndication agent, Wachovia Bank, National Association, as documentation agent and J P Morgan Chase Bank, as administrative agent.

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

32.1
Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2
Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K

        Form 8-K dated July 23, 2003 was filed in connection with the issuance of our press release announcing operating results for the quarter ended June 30, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 10, 2003	COMMUNITY HEALTH SYSTEMS, INC.
(Registrant)
	By:	/s/ WAYNE T. SMITH Wayne T. Smith Chairman of the Board, President and Chief Executive Officer (principal executive officer)
	By:	/s/ W. LARRY CASH W. Larry Cash Executive Vice President and Chief Financial Officer (principal financial officer)
	By:	/s/ T. MARK BUFORD T. Mark Buford Vice President and Corporate Controller (principal accounting officer)

Index to Exhibits

No.	Description
10.1	Third Amendment, dated July 2, 2003, representing an amendment to the Credit Agreement dated as of July 16, 2002, among CHS/Community Health Systems, Inc., Community Health Systems Inc., certain lenders, Bank of America, N.A., as syndication agent, Wachovia Bank, National Association, as documentation agent and J P Morgan Chase Bank, as administrative agent.
31.1	Certificate of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Community Health Systems, Inc. Form 10-Q For the Quarter and Nine Months Ended September 30, 2003
PART I FINANCIAL INFORMATION
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