Form 10-K
period 2003-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2004-03-12
CIK 1108109

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS
PURSUANT TO SECTIONS 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the year ended December 31, 2003

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was $980,393,533. Market value is determined by reference to the closing price on June 30, 2003 of the Registrant's Common Stock as reported by the New York Stock Exchange. As of February 20, 2004, there were 98,741,896 shares of common stock, par value $.01 per share outstanding.

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT
COMMUNITY HEALTH SYSTEMS, INC.
Year Ended December 31, 2003

PART I

Item 1.

BUSINESS OF COMMUNITY HEALTH SYSTEMS

Overview of Our Company

        We are the largest non-urban provider of general hospital healthcare services in the United States in terms of number of facilities. As of December 31, 2003, we owned, leased or operated 72 hospitals, geographically diversified across 22 states, with an aggregate of 7,810 licensed beds. In over 85% of our markets, we are the sole provider of these services. In all but one of our other markets, we are one of two providers of these services. For the fiscal year ended December 31, 2003, we generated $2.8 billion in net operating revenues, and $131 million in net income.

        Affiliates of Forstmann Little & Co., or FL & Co., formed us in 1996 to acquire our predecessor company. Wayne T. Smith, who has over 30 years of experience in the healthcare industry, joined our Company as President in January 1997. We named him Chief Executive Officer in April 1997 and Chairman of our Board of Directors in February 2001. Under this ownership and leadership, we have:

  •
  strengthened the senior management team in all key business areas;

  •
  standardized and centralized our operations across key business areas;

  •
  implemented a disciplined acquisition program;

  •
  expanded and improved the services and facilities at our hospitals;

  •
  implemented quality of care improvement programs at our hospitals;

  •
  recruited additional physicians to the markets in which our hospitals are located; and

  •
  instituted a company-wide regulatory compliance program.

        As a result of these initiatives, we achieved net operating revenue growth of 28.8% in 2003, 29.9% in 2002, and 26.6% in 2001. We also achieved net income growth of 31.5% in 2003, 123.5% in 2002 and 367.6% in 2001.

        We target growing, non-urban healthcare markets because of their favorable demographic and economic trends and competitive conditions. Because non-urban service areas have smaller populations, there are generally fewer hospitals and other healthcare service providers in these communities and generally a lower level of managed care presence in these markets. We believe that smaller populations support less direct competition for hospital-based services. Also, we believe that non-urban communities generally view the local hospital as an integral part of the community.

        Our Internet address is www.chs.net and the investor relations section of our website is located at www.chs.net/investor.relations. We make available free of charge, through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K and amendments to those reports, as soon as reasonably practical after they are filed with the Securities and Exchange Commission. Our filings are also available to the public at the website maintained by the Securities and Exchange Commission, www.sec.gov.

Our Business Strategy

        The key elements of our business strategy are to:

  •
  increase revenue at our facilities;

  •
  grow through selective acquisitions;

  •
  improve profitability; and

  •
  improve quality.

  Increase Revenue at Our Facilities

        Overview.    We seek to increase revenue at our facilities by providing a broader range of services in a more attractive care setting, as well as by supporting and recruiting physicians. We identify the healthcare needs of the community by analyzing demographic data and patient referral trends. We also work with local hospital boards, management teams, and medical staffs to determine the number and type of additional physician specialties needed. Our initiatives to increase revenue include:

  •
  recruiting additional primary care physicians and specialists;

  •
  expanding the breadth of services offered at our hospitals through targeted capital expenditures to support the addition of more complex services, including orthopedics, cardiovascular services, and urology; and

  •
  providing the capital to invest in technology and the physical plant at the facilities, particularly in our emergency rooms, surgery/critical care departments and diagnostic services.

        By taking these actions, we believe that we can increase our share of the healthcare dollars spent by local residents and limit inpatient and outpatient migration to larger urban facilities. Total net operating revenue for hospitals operated by us for a full year increased by 8.5% from 2002 to 2003. Total inpatient admissions for those same hospitals increased by 1.0% over the same period.

        Physician Recruiting.    The primary method of adding or expanding medical services is the recruitment of new physicians into the community. A core group of primary care physicians is necessary as an initial contact point for all local healthcare. The addition of specialists who offer services, including general surgery, OB/GYN, cardiovascular services, orthopedics and urology, completes the full range of medical and surgical services required to meet a community's core healthcare needs. When we acquire a hospital, we identify the healthcare needs of the community by analyzing demographic data and patient referral trends. As a result of this analysis, we are able to determine what we believe to be the optimum mix of primary care physicians and specialists. We employ recruiters at the corporate level to support the local hospital managers in their recruitment efforts. Since 1999, we have increased the number of physicians affiliated with us by approximately 1,280. The percentage of recruited or other physicians commencing practice with us that were specialists was over 51% in 2003. Most of our physicians are not employed by us but rather they are in private practice in their communities. We have been successful in recruiting physicians because of the practice opportunities afforded physicians in our markets, as well as lower managed care penetration as compared to urban areas. These physicians are able to earn incomes comparable to incomes earned by physicians in urban centers.

        Emergency Room Initiatives.    Given that over 50% of our hospital admissions originate in the emergency room, we systematically take steps to increase patient flow in our emergency rooms as a means of optimizing utilization rates for our hospitals. Furthermore, the impression of our overall operations by our customers is substantially influenced by our emergency rooms since generally that is their first experience with our hospitals. The steps we take to increase patient flow in our emergency rooms include renovating and expanding our emergency room facilities, improving service, and reducing waiting times, as well as publicizing our emergency room capabilities in the local community. We have expanded or renovated 26 of our emergency room facilities since 1997. We have also implemented marketing campaigns that emphasize the speed, convenience, and quality of our emergency rooms to enhance each community's awareness of our emergency room services.

        One component of upgrading our emergency rooms is the implementation of specialized computer software programs designed to assist physicians in making diagnoses and determining treatments. The software also benefits patients and hospital personnel by assisting in proper documentation of patient records and tracking patient flow. It enables our nurses to provide more consistent patient care and provides clear instructions to patients at time of discharge to help them better understand their treatments.

        Expansion of Services.    In an effort to better meet the healthcare needs of the communities we serve and to capture a greater portion of the healthcare spending in our markets, we have added a broad range of services to our facilities. These services range from various types of diagnostic equipment capabilities to additional and renovated emergency rooms, surgical and critical care suites and specialty services. For example, in 2003, nine major construction projects, totaling approximately $57.3 million, were completed. Those projects included the completion of a replacement hospital, new emergency rooms, renovated surgical suites and a cardiac cath lab. These projects improved various diagnostic and other inpatient and outpatient service capabilities. We continue to believe that appropriate capital investments in our facilities combined with the development of our service capabilities will reduce the migration of patients to competing providers. We have also added a small group of clinical consultants to assist the hospitals in their development of surgery, emergency services, critical care and cardiovascular services.

        Managed Care Strategy.    Managed care has seen growth across the U.S. as health plans expand service areas and membership. As we service primarily non-urban markets, we do not have significant relationships with managed care organizations, including those with Medicare Choice HMOs, now referred to as Medicare Advantage. We have responded with a proactive and carefully considered strategy developed specifically for each of our facilities. Our experienced business development department reviews and approves all managed care contracts, which are managed by our corporate managed care department using a central database. The primary mission of this department is to select and evaluate appropriate managed care opportunities, manage existing reimbursement arrangements, negotiate increases, and educate our physicians. We do not intend to enter into capitated or risk sharing contracts. However, some purchased hospitals have risk sharing contracts at the time of our acquisition of them. We seek to discontinue these contracts to eliminate risk retention related to payment for patient care. We do not believe that we have, at the present time, any risk sharing contracts that would have a material impact on our results of operations.

  Grow Through Selective Acquisitions

        Acquisition Criteria.    Each year we intend to acquire, on a selective basis, two to four hospitals that fit our acquisition criteria. Generally, we pursue acquisition candidates that:

  •
  have a general service area population between 20,000 and 150,000 with a stable or growing population base;

  •
  are the sole or primary provider of acute care services in the community;

  •
  are located more than 25 miles from a competing hospital;

  •
  are not located in an area that is dependent upon a single employer or industry; and

  •
  have financial performance that we believe will benefit from our management's operating skills.

In each year since 1997, we have met or exceeded our acquisition goals. We estimate that there are currently approximately 365 hospitals that meet our acquisition criteria. These hospitals are primarily not-for-profit or municipally owned.

        Disciplined Acquisition Approach.    We have been disciplined in our approach to acquisitions. We have a dedicated team of internal and external professionals who complete a thorough review of the hospital's financial and operating performance, the demographics of the market, and the state of the physical plant of the facilities. Based on our historical experience, we then build a pro forma financial model that reflects what we believe can be accomplished under our ownership. Whether we buy or lease the existing facility or agree to construct a replacement hospital, we have been disciplined in our approach to pricing. We typically begin the acquisition process by entering into a non-binding letter of intent with an acquisition candidate. After we complete business and financial due diligence and financial modeling, we decide whether or not to enter into a definitive agreement. Once an acquisition is completed, we have an organized and systematic approach to transitioning and integrating the new hospital into our system of hospitals.

        Acquisition Efforts.    We have significantly enhanced our acquisition efforts in the last six years in an effort to achieve our goals. We have focused on identifying possible acquisition opportunities through expanding our internal acquisition group and working with a broad range of financial advisors who are active in the sale of hospitals, especially in the not-for-profit sector. From July 1996 through December 31, 2003, we acquired 45 hospitals for an aggregate investment of approximately $1.7 billion, including working capital.

        The majority of the hospitals we acquire are located in service areas having populations that are within the range of our criteria. Occasionally we have acquired hospitals having service areas of over 200,000 which is above our criteria. For example, during the most recent three years, we have acquired a 369-bed hospital in Easton, Pennsylvania, which has a service population of over 150,000, a 222-bed hospital in Pottstown, Pennsylvania, which has a service population of over 200,000, and a 326-bed hospital in Laredo, Texas, which has a service population of over 200,000. Hospitals similar to the ones located in Easton, Pottstown and Laredo offer even greater opportunities to recruit physicians and expand services given their larger service area populations.

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

        At the time we acquire a hospital, we may commit to an amount of capital expenditures, such as replacement facilities, renovations, or equipment over a specified period of time. Under such commitments, in May 2002, we completed construction of a replacement facility in Tooele, Utah; in December 2002, we completed construction of a replacement facility in Marion, Illinois; and in December 2003, we completed construction of a replacement facility in Emporia, Virginia. As an obligation under hospital purchase agreements in effect as of December 31, 2003, we are required to construct one additional replacement facility in 2004 to be located in Las Vegas, New Mexico with an aggregate estimated construction cost, including equipment, of approximately $26.1 million. Of this amount, approximately $17.3 million has been expended through December 31, 2003. We have also agreed, as a part of the acquisition in August 2003 of the Southside Regional Medical Center in Petersburg, Virginia to build a replacement facility within five years, subject to state certificate of need approval. Since the certificate of need approval has not yet been obtained, final construction cost estimates are not yet available.

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

  •
  capitalizing on purchasing efficiencies through the use of company-wide standardized purchasing contracts and terminating or renegotiating specified vendor contracts;

  •
  installing a standardized management information system, resulting in more efficient billing and collection procedures; and

  •
  managing staffing levels according to patient volumes and the appropriate level of care.

        In addition, each of our hospital management teams is supported by our centralized operational, reimbursement, regulatory, and compliance expertise, as well as by our senior management team, which has an average of over 20 years of experience in the healthcare industry.

        Standardization and Centralization.    Our standardization and centralization initiatives encompass nearly every aspect of our business, from developing standard policies and procedures with respect to patient accounting and physician practice management, to implementing standard processes to initiate, evaluate, and complete construction projects. Our standardization and centralization initiatives are a key element in improving our operating results.

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

  •
  Physician Support. We support our newly recruited physicians to enhance their transition into our communities. We have implemented physician practice management seminars and training. We host these seminars bi-monthly. All newly recruited physicians are required to attend a three-day introductory seminar that covers issues involved in starting up a practice.

  •
  Procurement and Materials Management. We have standardized and centralized our operations with respect to medical supplies, equipment and pharmaceuticals used in our hospitals. Since 1997, we have been in an affiliation agreement with Broadlane Inc., formerly known as BuyPower, a group purchasing organization in which we have a minority interest. At the present time, Broadlane is the source for a substantial portion of our medical supplies and equipment and pharmaceuticals.

  •
  Facilities Management. We have standardized interiors, lighting, and furniture programs. We have also implemented a standard process to initiate, evaluate, and complete construction projects. Our corporate staff monitors all construction projects, and reviews and pays all construction project invoices. Our initiatives in this area have reduced our construction costs while maintaining the same level of quality and have shortened the time it takes us to complete these projects.

  •
  Other Initiatives. We have also improved margins by implementing standard programs with respect to ancillary services in areas including emergency rooms, pharmacy, laboratory, imaging, home health, skilled nursing, centralized outpatient scheduling and health information management. We have reduced costs associated with these services by improving contract terms, and standardizing information systems. We work to identify and communicate best practices and monitor these improvements throughout the Company.

        Case and Resource Management.    Our case and resource management program is a company-devised program developed with the goal of improving clinical care and cost containment. The program focuses on:

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

        Under our case and resource management program, patient care begins with a clinical assessment of the appropriate level of care, discharge planning, and medical necessity for planned services. Once a patient is admitted to the hospital, we conduct a review for ongoing medical necessity using appropriateness criteria. We reassess and adjust discharge plan options as the needs of the patient change. We closely monitor cases to prevent delayed service or inappropriate utilization of resources. Once the patient attains clinical improvement, we encourage the attending physician to consider alternatives to hospitalization through discussions with the facility's physician advisor. Finally, we refer the patient to the appropriate post-hospitalization resources.

  Improve Quality

        We have implemented various programs to ensure continuous improvement in the quality of care provided. We have developed training programs for all senior hospital management, chief nursing officers, quality directors, physicians and other clinical staff. We share information among our hospital management to implement best practices and assist in complying with regulatory requirements. We have standardized accreditation documentation and requirements. Corporate support is provided to each hospital to assist with accreditation reviews. Several of our facilities have received accreditation "with commendation" from the Joint Commission on Accreditation of Healthcare Organizations, commonly known as JCAHO. All hospitals conduct patient, physician, and staff satisfaction surveys to help identify methods of improving the quality of care. Over the last two years, the Company has had 42 hospitals surveyed by JCAHO with an average score of 96, which is above the national average of the mid-80's.

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

Selected Operating Data

        The following table sets forth operating statistics for our hospitals for each of the years presented. Statistics for 2003 include a full year of operations for 70 hospitals, and partial periods for one hospital disposed of and three hospitals acquired during the year. Since the seven hospitals acquired from Methodist Healthcare Corporation were acquired as of January 1, 2003, a full year of operations for these hospitals were included in 2003. Statistics for 2002 include a full year of operations for 57 hospitals and partial periods for six hospitals acquired during the year. Statistics for 2001 include a full year of operations for 52 hospitals and partial periods for five hospitals acquired during the year.

	Years Ended December 31,
	2003	2002	2001
	(dollars in thousands)
Consolidated Data
Number of hospitals(1)	72	63	57
Licensed beds(1)(2)	7,810	6,310	5,391
Beds in service(1)(3)	6,180	4,939	4,139
Admissions(4)	254,867	209,967	169,574
Adjusted admissions(5)	465,848	387,311	311,238
Patient days(6)	1,005,712	809,166	643,229
Average length of stay (days)(7)	3.9	3.9	3.8
Occupancy rate (beds in service)(8)	48.5%	47.9%	46.7%
Net operating revenues	$2,834,624	$2,200,417	$1,693,625
Net inpatient revenues as a % of total net operating revenues	51.3%	52.5%	51.6%
Net outpatient revenues as a % of total net operating revenues	47.5%	46.2%	47.2%
Net Income	$131,472	$99,984	$44,743
Net Income as a % of total net operating revenues	4.6%	4.5%	2.6%
Liquidity Data
Adjusted EBITDA(9)	$436,523	$361,964	$308,820
Adjusted EBITDA as a % of total net operating revenues(9)	15.4%	16.4%	18.2%
Net cash flows provided by operating activities	$243,704	$285,499	$154,387
Net cash flows provided by operating activities as a % of total net operating revenues	8.6%	13.0%	9.1%
Net cash flows used in investing activities	$(620,770)	$(291,140)	$(265,111)
Net cash flows provided by financing activities	$260,553	$130,099	$105,370

See page 8 for footnotes.

	Year Ended December 31,
			Percentage Increase (Decrease)
	2003	2002
	(dollars in thousands)
Same-Store Data(10)
Admissions(4)	211,954	209,840	1.0%
Adjusted admissions(5)	385,404	387,049	(0.4%)
Patient days(6)	835,127	808,681	3.3%
Average length of stay (days)(7)	3.9	3.9	—
Occupancy rate (beds in service)(8)	48.6%	47.9%
Net operating revenues	$2,385,404	$2,198,479	8.5%
Income from operations	$267,831	$241,980	10.7%
Income from operations as a % of net operating revenues	11.2%	11.0%
Depreciation and amortization	$125,011	$118,061	5.8%
Minority interest in earnings	$1,987	$2,236	(11.1%)

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

(9)
EBITDA consists of income before interest, income taxes, depreciation and amortization, and amortization of goodwill. Adjusted EBITDA is EBITDA adjusted to exclude loss from early extinguishment of debt and minority interest earnings. We have from time to time sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. We believe that it is useful to present adjusted EBITDA because it excludes the portion of EBITDA attributable to these third party interests and clarifies for investors our Company's portion of EBITDA generated by our operations. We use adjusted EBITDA as a measure of liquidity. We have included this measure because we believe it provides investors with additional information about our ability to incur and service debt and make capital expenditures. Adjusted EBITDA is the key component in the determination of our compliance with some of the covenants under our senior secured credit facility, as well as to determine the interest rate and commitment fee payable under the senior secured credit facility.

  Adjusted EBITDA is not a measurement of financial performance or liquidity under generally accepted accounting principles. It should not be considered in isolation or as a substitute for net income, operating income, cash flows from operating, investing or financing activities, or any other measure calculated in accordance with generally accepted accounting principles. The items excluded from adjusted EBITDA are significant components in understanding and evaluating financial performance and liquidity. Our calculation of adjusted EBITDA may not be comparable to similarly titled measures reported by other companies.

        The following table reconciles adjusted EBITDA, as defined, to our net cash provided by operating activities as derived directly from our consolidated financial statement for the years ended December 31, 2003, 2002, and 2001 (in thousands):

	Year Ended December 31,
	2003	2002	2001
Adjusted EBITDA	$436,523	$361,964	$308,820
Interest expense, net	(71,092)	(62,860)	(94,548)
Provision for income taxes	(88,206)	(70,020)	(43,509)
Deferred income taxes	61,574	38,172	25,280
Stock compensation expense	13	26	44
Other non-cash (income) expenses, net	320	186	(104)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(150,843)	(19,099)	(12,241)
Supplies, prepaid expenses and other current assets	(13,727)	(12,566)	1,999
Accounts payable, accrued liabilities and income taxes	34,722	22,628	(40,088)
Other	34,420	27,068	8,734

Net cash provided by operating activities	$243,704	$285,499	$154,387

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

  •
  patients directly.

        The following table presents the approximate percentages of net operating revenue received from Medicare, Medicaid, managed care, self-pay and other sources for the periods indicated. The data for the years presented are not strictly comparable due to the significant effect that hospital acquisitions and dispositions have had on these statistics.

Net Operating Revenues by Payor Source	2003	2002	2001
Medicare	33.0%	33.0%	33.5%
Medicaid	10.8%	11.0%	11.2%
Managed Care (HMO/PPO)	19.2%	17.7%	17.6%
Self-pay	12.8%	12.8%	11.6%
Other third party payors	24.2%	25.5%	26.1%

Total	100.0%	100.0%	100.0%

        As shown above, we receive a substantial portion of our revenue from the Medicare and Medicaid programs. In addition, other third party payors includes insurance companies for which we do not have insurance provider contracts, worker's compensation carriers, and non-patient service revenue, such as rental income and cafeteria sales.

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

        In addition to government programs, we are paid by private payors, which include insurance companies, HMOs, PPOs, other managed care companies, and employers, as well as by patients directly. The Blue Cross HMO payors are included in the above captioned Managed Care (HMO/PPO) line item. All other Blue Cross payors are included in the above captioned Other third party payors line item. Patients are generally not responsible for any difference between customary hospital charges and amounts paid for hospital services by Medicare and Medicaid programs, insurance companies, HMOs, PPOs, and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. To further reduce their healthcare costs, an increasing number of insurance companies, HMOs, PPOs, and other managed care companies are negotiating discounted fee structures or fixed amounts for hospital services performed, rather than paying healthcare providers the amounts billed. We negotiate discounts with managed care companies, which are typically smaller than discounts under governmental programs. If an increased number of insurance companies, HMOs, PPOs, and other managed care companies succeed in negotiating discounted fee structures or fixed amounts, our results of operations may be negatively affected. For more information on the payment programs on which our revenues depend, see "Payment" below.

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

Supply Contracts

        In 2000, we renewed, for a term of five years, our affiliation agreement with Broadlane, a group purchasing organization in which we have a minority interest. Our affiliation with Broadlane combines the purchasing power of our hospitals with the purchasing power of more than 600 other healthcare providers affiliated with the program. This increased purchasing power has resulted in reductions in the prices paid by our hospitals for medical supplies and equipment and pharmaceuticals. We also use Broadlane's internet purchasing portal.

Industry Overview

        The Centers for Medicare and Medicaid Services, or CMS, estimated that in 2003, total U.S. healthcare expenditures grew by 7.8% to $1.7 trillion. It projects total U.S. healthcare spending to grow by 7.2% in 2004, by an average of 7.4% annually from 2005 through 2007 and by 7.2% annually from 2008 through 2013. By these estimates, healthcare expenditures will account for approximately $3.4 trillion, or 18.4% of the total U.S. gross domestic product, by 2013.

        Hospital services, the market in which we operate, is the largest single category of healthcare at 31.0% of total healthcare spending in 2003, or $518.1 billion, as projected by CMS. CMS projects the hospital services category to grow by at least 5.6% per year through 2013. It expects growth in hospital healthcare spending to continue due to the aging of the U.S. population and consumer demand for expanded medical services. As hospitals remain the primary setting for healthcare delivery, it expects hospital services to remain the largest category of healthcare spending.

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

Urban vs. Non-Urban Hospitals

        According to the U.S. Census Bureau, 25% of the U.S. population lives in communities designated as non-urban. In these non-urban communities, hospitals are typically the primary source of healthcare and, in many cases, a single hospital is the only provider of general healthcare services. According to the American Hospital Association, in 2002, there were approximately 2,200 non-urban hospitals in the U.S. We believe that a majority of these hospitals are owned by not-for-profit or governmental entities.

        Factors Affecting Performance.    Among the many factors that can influence a hospital's financial and operating performance are:

  •
  facility size and location;

  •
  facility ownership structure (i.e., tax-exempt or investor owned);

  •
  a facility's ability to participate in group purchasing organizations; and

  •
  facility payor mix.

        We believe that non-urban hospitals are generally able to obtain higher operating margins than urban hospitals. Factors contributing to a non-urban hospital's margin advantage include fewer patients with complex medical problems, a lower cost structure, limited competition, and favorable Medicare payment provisions. Patients needing the most complex care are more often served by the larger and/or more specialized urban hospitals. A non-urban hospital's lower cost structure results from its geographic location, as well as the lower number of patients treated who need the most highly advanced services. Additionally, because non-urban hospitals are generally sole providers or one of a small group of providers in their markets, there is limited competition. This generally results in more favorable pricing with commercial payors. Medicare has special payment provisions for "sole community hospitals." Under present law, hospitals that qualify for this designation can receive higher reimbursement rates. As of December 31, 2003, 19 of our hospitals were "sole community hospitals." In addition, we believe that non-urban communities are generally characterized by a high level of patient and physician loyalty that fosters cooperative relationships among the local hospitals, physicians, employees, and patients.

        The type of third party responsible for the payment of services performed by healthcare service providers is also an important factor which affects hospital operating margins. These providers have increasingly exerted pressure on healthcare service providers to reduce the cost of care. The most active providers in this regard have been HMOs, PPOs, and other managed care organizations. The characteristics of non-urban markets make them less attractive to these managed care organizations. This is partly because the limited size of non-urban markets and their diverse, non-national employer bases minimize the ability of managed care organizations to achieve economies of scale. In 2003, approximately 19% of our net operating revenues were paid by managed care organizations.

Hospital Industry Trends

        Demographic Trends.    According to the U.S. Census Bureau, there are approximately 35 million Americans aged 65 or older in the U.S. today, who comprise approximately 13% of the total U.S. population. By the year 2030 the number of elderly is expected to climb to 69 million, or 20% of the total population. Due to the increasing life expectancy of Americans, the number of people aged 85 years and older is also expected to increase from 4.3 million to 8.5 million by the year 2030. This increase in life expectancy will increase demand for healthcare services and, as importantly, the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among the main beneficiaries of this increase in demand. Based on data compiled for us, the populations of the service areas where our hospitals are located grew by 13.1% from 1990 to 2001 and are expected to grow by 4.8% from 2002 to 2007. The number of people aged 55 or older in these service areas grew by 16.8% from 1990 to 2001 and is expected to grow by 12.4% from 2002 to 2007.

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

  •
  the need to achieve general economies of scale and to gain access to standardized and centralized functions, including favorable supply agreements and access to malpractice coverage; and

  •
  regulatory changes.

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

        The Health Insurance Portability and Accountability Act of 1996, or HIPAA, broadened the scope of the fraud and abuse laws. Under HIPAA, any person or entity that knowingly and willfully defrauds or attempts to defraud a healthcare benefit program, including private healthcare plans, may be subject to fines, imprisonment or both. Additionally, any person or entity that knowingly and willfully falsifies or conceals a material fact or makes any material false or fraudulent statements in connection with the delivery or payment of healthcare services by a healthcare benefit plan is subject to a fine, imprisonment or both.

        Another law regulating the healthcare industry is a section of the Social Security Act, known as the "anti-kickback" statute. This law prohibits some business practices and relationships under Medicare, Medicaid, and other federal healthcare programs. These practices include the payment, receipt, offer, or solicitation of remuneration of any kind in exchange for items or services that are reimbursed under most federal or state healthcare program. Violations of the anti-kickback statute may be punished by criminal and civil fines, exclusion from federal healthcare programs, and damages up to three times the total dollar amount involved.

        The Office of Inspector General of the Department of Health and Human Services, or OIG, is responsible for identifying and investigating fraud and abuse activities in federal healthcare programs. As part of its duties, the OIG provides guidance to healthcare providers by identifying types of activities that could violate the anti-kickback statute. The OIG also publishes regulations outlining activities and business relationships that would be deemed not to violate the anti-kickback statute. These regulations are known as "safe harbor" regulations. However, the failure of a particular activity to comply with the safe harbor regulations does not necessarily mean that the activity violates the anti-kickback statute.

        The OIG has identified the following incentive arrangements as potential violations of the anti-kickback statute:

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

        The Social Security Act also includes a provision commonly known as the "Stark law." This law prohibits physicians from referring Medicare and Medicaid patients to healthcare entities in which they or any of their immediate family members have ownership interests or other financial arrangements. These types of referrals are commonly known as "self referrals." Sanctions for violating the Stark law include civil money penalties, assessments equal to twice the dollar value of each service, and exclusion from Medicare and Medicaid programs. There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital; the Medicare Prescription Drug, Improvement and Modernization Act of 2003 imposed an 18-month moratorium on specialty hospital physician self-referral arrangements. Another exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, and recruitment agreements. In January 2002, the federal government issued regulations which interpret some of the provisions included in the Stark law. Additional regulations are forthcoming which will provide for a fuller interpretation of this law. We have structured our financial arrangements with physicians to comply with the statutory exceptions included in the Stark law. However, when the government finalizes all of the regulations, it may interpret specified provisions of this law in a manner different from the manner with which we have interpreted them. We cannot predict the final form that these regulations will take or the effect those regulations will have on us, including any possible restructuring of our existing relationships with physicians.

        Many states in which we operate also have adopted, or are considering adopting, similar laws relating to financial relationships with physicians. Some of these state laws apply even if the payment for care does not come from the government. These statutes typically provide criminal and civil penalties as well as loss of licensure. While there is little precedent for the interpretation or enforcement of these state laws, we have attempted to structure our financial relationships with physicians and others in light of these laws. However, if we are found to have violated these state laws, it could result in the imposition of criminal and civil penalties as well as possible licensure revocation.

        False Claims Act.    Another trend in healthcare litigation is the increased use of the False Claims Act, or FCA. This law makes providers liable for the knowing submission of a false claim for reimbursement by the federal government. The FCA has been used not only by the U.S. government, but also by individuals who bring an action on behalf of the government under the law's "qui tam" or "whistleblower" provisions and share in any recovery. When a private party brings a qui tam action under the FCA, it files with the court under seal, and the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation.

        Civil liability under the FCA can be up to three times the actual damages sustained by the government plus civil penalties of up to $11,000 for each separate false claim submitted to the government. There are many potential bases for liability under the FCA. Although liability under the FCA arises when an entity knowingly submits a false claim for reimbursement, the FCA defines the term "knowingly" to include reckless disregard of the truth or falsity of the claim being submitted.

        Corporate Practice of Medicine; Fee-Splitting.    Some states have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians. Some states also have adopted laws that prohibit direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician's license, civil and criminal penalties and rescission of business arrangements. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. We structure our arrangements with healthcare providers to comply with the relevant state law. However, we cannot assure you that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of these laws. These laws may also be interpreted by the courts in a manner inconsistent with our interpretations.

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

        Conversion Legislation.    Many states, including some where we have hospitals and others where we may in the future acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. While these review and, in some instances, approval processes can add additional time to the closing of a hospital acquisition, we have not had any significant difficulties or delays in completing the process. There can be no assurance, however, that future actions on the state level will not seriously delay or even prevent our ability to acquire hospitals. If these activities are widespread, they could limit our ability to acquire additional hospitals.

        Certificates of Need.    The construction of new facilities, the acquisition of existing facilities and the addition of new services at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. We operate 41 hospitals in 13 states that have adopted certificate of need laws for acute care facilities. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of a hospital's licenses.

        Privacy and Security Requirements of HIPAA.    The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. On August 17, 2000, CMS published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving specified healthcare transactions electronically. We achieved compliance with these regulations in October 2003. CMS granted waivers in October to provide insurance payors additional time to comply with these standards. We monitor each payor transition proactively to resolve any issues that may arise. We have established a sub-committee of our Management Compliance Committee to address our compliance with these regulations.

        The Administrative Simplification Provisions also require CMS to adopt standards to protect the security and privacy of health-related information. These privacy regulations became effective April 14, 2001 but compliance with these regulations was not required until April 2003. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. If we violate these regulations, we would be subject to monetary fines and penalties, criminal sanctions and civil causes of action. We have implemented and operate continuing employee education programs to reinforce operational compliance with policy and procedures which adhere to privacy regulations. Controls have been established that safeguard access to protected information.

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

        In addition, hospitals may qualify for Medicare disproportionate share payments when their percentage of low income patients exceeds specified thresholds. Under the Benefits Improvement and Protection Act of 2000, a majority of our hospitals qualify to receive Medicare disproportionate share payments. For the majority of our hospitals that qualify to receive Medicare disproportionate share payments, these payments are increased by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 effective April 1, 2004.

        The DRG rates are adjusted by an update factor each federal fiscal year, which begins on October 1 of the previous year. The index used to adjust the DRG rates, known as the "market basket index," gives consideration to the inflation experienced by hospitals in purchasing goods and services. For several years, however, the percentage increases in the DRG payments have been lower than the projected increases in the costs of goods and services purchased by hospitals. DRG rate increases were 1.1% for federal fiscal year 1995, 1.5% for federal fiscal year 1996, 2.0% for federal fiscal year 1997, 0.0% for federal fiscal year 1998, 0.5% for federal fiscal year 1999, and 1.1% for federal fiscal year 2000. Under the Benefits Improvement and Protection Act of 2000, the DRG rate increased by 3.4% for federal fiscal year 2001, 2.75% for federal fiscal year 2002, 2.95% for federal fiscal year 2003 and 3.4% for federal fiscal year 2004. Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, DRG payment rates are to be increased by the full "market basket index"

for federal fiscal years beginning October 1, 2005, 2006, and 2007, unless patient quality data is not submitted to the Secretary of Health and Human Services, wherein a 0.4% reduction to the "market basket index" will then be imposed. Future legislation may decrease the rate of increase for DRG payments, but we are not able to predict the amount of any reduction or the effect that any reduction will have on us.

        Outpatient services were traditionally paid at the lower of customary charges or on a reasonable cost basis. The Balanced Budget Act of 1997 established a PPS for outpatient hospital services that commenced on August 1, 2000. The Balanced Budget Refinement Act of 1999 eliminated the anticipated average reduction of 5.7% for various Medicare outpatient business under the Balanced Budget Act of 1997. Under the Balanced Budget Refinement Act of 1999, non-urban hospitals with 100 beds or less are held harmless under Medicare outpatient PPS through December 31, 2003. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 extended the hold harmless provision for non-urban hospitals with 100 beds or less and for non-urban sole community hospitals with more than 100 beds through December 31, 2005. Of our 72 hospitals at December 31, 2003, 43 qualified for this relief. Losses under Medicare outpatient PPS of non-urban hospitals with greater than 100 beds and urban hospitals will be mitigated through a corridor reimbursement approach, where a percentage of losses were reimbursed through December 31, 2003. Substantially all of our remaining hospitals qualified for relief under this provision. Effective April 1, 2002, the outpatient conversion factor rate was increased by 2.3%; however, adjustments to pass-through payment amounts and other variables within the outpatient PPS resulted in an approximate 5% to 6% net reduction in outpatient PPS payments. The outpatient conversion factor rate was increased by 3.5% effective January 1, 2003; however, adjustments to other variables within the outpatient PPS resulted in an approximate 3.6% to 4.0% net increase in outpatient PPS payments. The outpatient conversion factor rate was increased by 3.4% effective January 1, 2004; however, adjustments to other variables within the outpatient PPS resulted in an approximate 4.3% to 4.7% net increase in outpatient PPS payments.

        Skilled nursing facilities and swing bed facilities were historically paid by Medicare on the basis of actual costs, subject to limitations. The Balanced Budget Act of 1997 established a PPS for Medicare skilled nursing facilities and mandated swing bed facilities must be incorporated into the skilled nursing facility PPS. The new skilled nursing commenced in July 1998, and was fully implemented in July 2002. The new swing bed facility PPS commenced in July 2002 and was fully implemented in June 2003. We have experienced reductions in payments for our skilled nursing services. However, the Benefits Improvement and Protection Act of 2000 required CMS to increase the current reimbursement amount for the skilled nursing facility PPS by approximately 8.0% for services furnished between April 1, 2001 and September 30, 2002. Additionally, the Benefits Improvement and Protection Act of 2000 increased the skilled nursing facility PPS payment rates by the full market basket for federal fiscal year 2001 and market basket minus 0.5% for federal fiscal years 2002 and 2003. For federal fiscal year 2004, skilled nursing facility PPS payment rates are increased by the full market basket of 3.0% coupled with a 3.26% increase to reflect the difference between the market basket forecast and the actual market basket increase from the start of the skilled nursing facility PPS in July 1998.

        The Balanced Budget Act of 1997 also required the Department of Health and Human Services to establish a PPS for home health services effective October 1, 2000. We have experienced reductions in payments for our home health services and a decline in home health visits due to a reduction in benefits by reason of the Balanced Budget Act of 1997. However, the Balanced Budget Refinement Act of 1999 and the Benefits Improvement and Protection Act of 2000 delayed until October 1, 2002 a 15.0% payment limit reduction that would have otherwise applied effective October 1, 2000. Additionally, the Benefits Improvement and Protection Act of 2000 increased the home health agency PPS annual update to 2.2% for services furnished between April 1, 2001 and September 30, 2001, and for a two year period that began on April 1, 2001, increases Medicare payments by 10.0% for home health services furnished in rural areas. The home health agency PPS per episodic payment rate increased by 2.1% on October 1, 2002, however, other Benefits Improvement and Protection Act of 2000 adjustments to other variables within the home health PPS resulted in an approximate 5% net reduction in home health PPS payments on October 1, 2002. The home health agency PPS per episodic payment rate increased by 3.3% on October 1, 2003. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 implements a .8% reduction to the market basket increase to the home health agency PPS per episodic payment rate effective April 1, 2004 and for the federal fiscal years 2005 and 2006, and increases Medicare payments by 5% to home health services provided in rural areas from April 1, 2004 through March 31, 2005.

        The Balanced Budget Act of 1997 mandated a PPS for inpatient rehabilitation hospital services. A PPS system for Medicare inpatient rehabilitation services was phased in over a two year period beginning January 1, 2002. Prior to the implementation of this prospective payment system, payments to exempt rehabilitation hospitals and units were based upon reasonable cost, subject to a cost per discharge target. These limits are updated annually by a market basket index.

        Medicaid.    Most state Medicaid payments are made under a PPS or under programs which negotiate payment levels with individual hospitals. Medicaid is currently funded jointly by state and federal government. The federal government and many states are currently considering significantly reducing Medicaid funding, while at the same time expanding Medicaid benefits. Effective April 1, 2002, the federal government reduced the upper payment limits of Medicaid reimbursements made to the states. This change will adversely affect future levels of Medicaid payments received by our hospitals.

        Annual Cost Reports.    Hospitals participating in the Medicare and some Medicaid programs, whether paid on a reasonable cost basis or under a PPS, are required to meet specified financial reporting requirements. Federal and, where applicable, state regulations require submission of annual cost reports identifying medical costs and expenses associated with the services provided by each hospital to Medicare beneficiaries and Medicaid recipients.

        Annual cost reports required under the Medicare and some Medicaid programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. Finalization of these audits often takes several years. Providers can appeal any final determination made in connection with an audit. Medicare inpatient outlier payments are subject to governmental audit and adjustment.

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

Competition

        The hospital industry is highly competitive. An important part of our business strategy is to continue to acquire hospitals in non-urban markets. However, other for-profit hospital companies and not-for-profit hospital systems generally attempt to acquire the same type of hospitals as we do. In addition, some hospitals are sold through an auction process, which may result in higher purchase prices than we believe are reasonable.

        In addition to the competition we face for acquisitions, we must also compete with other hospitals and healthcare providers for patients. The competition among hospitals and other healthcare providers for patients has intensified in recent years. Our hospitals are located in non-urban service areas. Most of our hospitals face no direct competition because there are no other hospitals in their primary service areas. However, these hospitals do face competition from hospitals outside of their primary service area, including hospitals in urban areas that provide more complex services. These facilities are generally located in excess of 25 miles from our facilities. Patients in our primary service areas may travel to these other hospitals for a variety of reasons, including the need for services we do not offer or physician referrals. Patients who are required to seek services from these other hospitals may subsequently shift their preferences to those hospitals for services we do provide.

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

        Our company-wide compliance program has been in place since 1997. Currently, the program's elements include leadership, management and oversight at the highest levels, a code of conduct, risk area specific policies and procedures, employee education and training, an internal system for reporting concerns, auditing and monitoring programs, and a means for enforcing the program's policies.

        Since its initial adoption, the compliance program continues to be expanded and developed to meet the industry's expectations and our needs. Specific written policies, procedures, training and educational materials and programs, as well as auditing and monitoring activities have been prepared and implemented to address the functional and operational aspects of our business. Included within these functional areas are materials and activities for business sub-units, including laboratory, radiology, pharmacy, emergency, surgery, observation, home health, skilled nursing, and clinics. Specific areas identified through regulatory interpretation and enforcement activities have also been addressed in our program. Claims preparation and submission, including coding, billing, and cost reports, comprise the bulk of these areas. Financial arrangements with physicians and other referral sources, including anti-kickback and Stark laws, emergency department treatment and transfer requirements, and other patient disposition issues are also the focus of policy and training, standardized documentation requirements, and review and audit. A recent focus of the program is the interpretation and implementation of the new HIPAA standards for privacy and security. As required by the Sarbanes-

Oxley Act of 2002, we have also focused on the integrity and duties of the personnel involved in financial recordkeeping, financial reporting and asset management.

        Inpatient Coding Compliance Issue.    In August 1997, during a routine internal audit at one of our facilities, we discovered inaccuracies in the DRG coding for some of our inpatient medical records. These inaccuracies, which involved inpatient coding practices that resulted in overpayments for certain services we offered had been put in place prior to the time we acquired our operating company in 1996. As a result of our voluntary disclosure of coding problems to the Office of Inspector General of the U.S. Department of Health and Human Services, we entered into a settlement agreement with these federal government agencies and the applicable state Medicaid programs in May 2000. On October 6, 2003, we received notice from the Office of the Inspector General that our obligations under the Corporate Compliance Agreement entered into in 2000 as part of that settlement agreement had been completed. We will continue to maintain, develop and enhance our system-wide compliance program.

        Code of Conduct—Sarbanes-Oxley Act of 2002.    In December 2003, we revised our Code of Conduct which applies to all directors, officers, employees and consultants, and our confidential disclosure program to enhance the statement of ethical responsibility expected of our employees and business associates who work in the accounting, financial reporting, and asset management areas of our Company. Our Code of Conduct is posted on our website, www.chs.net.

Employees

        At December 31, 2003, we employed approximately 20,200 full time employees and 10,300 part-time employees. Of these employees, approximately 1,600 are union members. In August 2003, 325 members of a nurses' union at our facility in Easton, Pennsylvania went on strike. This strike was settled in September 2003. We currently believe that our labor relations are good.

Professional Liability

        As part of our business of owning and operating hospitals, we are subject to legal actions alleging liability on our part. To cover claims arising out of the operations of hospitals, we generally maintain professional malpractice liability insurance and general liability insurance on a claims made basis in amounts and with deductibles that we believe to be sufficient for our operations. We also maintain umbrella liability coverage covering claims which, due to their nature or amount, are not covered by our insurance policies. We cannot assure you that professional liability insurance will cover all claims against us or continue to be available at reasonable costs for us to maintain adequate levels of insurance. For a further discussion of our insurance coverage, see Critical Accounting Policies on page 39.

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

        We are insured for damages of personal property or environmental injury arising out of environmental impairment of both underground and above ground storage tanks. This policy also pays for the clean up resulting from storage tanks. Our policy coverage is $1 million per occurrence with a $10,000 deductible and a $3 million annual aggregate.

Item 2.

Properties

        Our hospitals are general care hospitals offering a wide range of inpatient and outpatient medical services. These services generally include internal medicine, general surgery, cardiology, oncology, orthopedics, OB/GYN, diagnostic and emergency room services, outpatient surgery, laboratory, radiology, respiratory therapy, physical therapy, and rehabilitation services. Six of our hospitals include subsidiaries which have minority interest ownership positions. In addition, some of our hospitals provide skilled nursing and home health services based on individual community needs.

        For each of our hospitals, the following table shows its location, the date of its acquisition or lease inception and the number of licensed beds as of December 31, 2003:

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Alabama
Woodland Community Hospital	Cullman	100	October, 1994	Owned
Parkway Medical Center Hospital	Decatur	108	October, 1994	Owned
L.V. Stabler Memorial Hospital	Greenville	72	October, 1994	Owned
Hartselle Medical Center	Hartselle	150	October, 1994	Owned
Edge Regional Hospital	Troy	97	December, 1994	Owned
Lakeview Community Hospital	Eufaula	74	April, 2000	Owned
South Baldwin Regional Center	Foley	82	June, 2000	Leased
Arizona
Payson Regional Medical Center	Payson	44	August, 1997	Leased
Western Arizona Regional	Bullhead City	90	July, 2000	Owned
Arkansas
Harris Hospital	Newport	133	October, 1994	Owned
Helena Regional Medical Center	Helena	155	March, 2002	Leased
Randolph County Medical Center	Pocahontas	50	October, 1994	Owned
California
Barstow Community Hospital	Barstow	56	January, 1993	Leased
Fallbrook Hospital	Fallbrook	47	November, 1998	Operated	(2)
Watsonville Community Hospital	Watsonville	106	September, 1998	Owned
Florida
Lake Wales Medical Center	Lake Wales	154	December, 2002	Owned
North Okaloosa Medical Center	Crestview	110	March, 1996	Owned
Georgia
Fannin Regional Hospital	Blue Ridge	34	January, 1986	Owned
Illinois
Crossroads Community Hospital	Mt. Vernon	55	October, 1994	Owned
Gateway Regional Medical Center	Granite City	396	January, 2002	Owned
Heartland Regional Medical Center	Marion	92	October, 1996	Owned
Red Bud Regional Hospital	Red Bud	75	September, 2001	Owned

Kentucky
Parkway Regional Hospital	Fulton	70	May, 1992	Owned
Three Rivers Medical Center	Louisa	90	May, 1993	Owned
Kentucky River Medical Center	Jackson	55	August, 1995	Leased
Louisiana
Byrd Regional Hospital	Leesville	60	October, 1994	Owned
Sabine Medical Center	Many	48	October, 1994	Owned
River West Medical Center	Plaquemine	80	August, 1996	Leased
Mississippi
The King's Daughters Hospital	Greenville	137	September, 1999	Owned
Missouri
Moberly Regional Medical Center	Moberly	103	November, 1993	Owned
Northeast Regional Medical Center	Kirksville	109	December, 2000	Leased
New Jersey
Memorial Hospital	Salem	140	September, 2002	Owned
New Mexico
Mimbres Memorial Hospital	Deming	49	March, 1996	Owned
Eastern New Mexico Medical Center	Roswell	162	April, 1998	Owned
Northeastern Regional Hospital	Las Vegas	54	April, 2000	Leased
North Carolina
Martin General Hospital	Williamston	49	November, 1998	Leased
Pennsylvania
Berwick Hospital	Berwick	130	March, 1999	Owned
Brandywine Hospital	Coatesville	168	June, 2001	Owned
Jennersville Regional Hospital	West Grove	59	October, 2001	Owned
Easton Hospital	Easton	369	October, 2001	Owned
Lock Haven Hospital	Lock Haven	77	August, 2002	Owned
Pottstown Memorial Medical Center	Pottstown	222	July, 2003	Owned
South Carolina
Marlboro Park Hospital	Bennettsville	102	August, 1996	Leased
Chesterfield General Hospital	Cheraw	59	August, 1996	Leased
Springs Memorial Hospital	Lancaster	194	November, 1994	Owned
Tennessee
Lakeway Regional Hospital	Morristown	135	May, 1993	Owned
Scott County Hospital	Oneida	99	November, 1989	Leased
Cleveland Community Hospital	Cleveland	100	October, 1994	Owned
White County Community Hospital	Sparta	60	October, 1994	Owned
Regional Hospital Of Jackson	Jackson	154	January, 2003	Owned
Dyersburg Regional Medical Center	Dyersburg	225	January, 2003	Owned
Haywood Park Community Hospital	Brownsville	62	January, 2003	Owned
Henderson County Community Hospital	Lexington	45	January, 2003	Owned
McKenzie Regional Hospital	McKenzie	45	January, 2003	Owned
McNairy Regional Hospital	Selmer	45	January, 2003	Owned
Volunteer Community Hospital	Martin	100	January, 2003	Owned

Texas
Big Bend Regional Medical Center	Alpine	40	October, 1999	Owned
Northeast Medical Center	Bonham	75	August, 1996	Owned
Cleveland Regional Medical Center	Cleveland	107	August, 1996	Leased
Highland Medical Center	Lubbock	123	September, 1986	Owned
Scenic Mountain Medical Center	Big Spring	150	October, 1994	Owned
Hill Regional Hospital	Hillsboro	92	October, 1994	Owned
Lake Granbury Medical Center	Granbury	56	January, 1997	Leased
South Texas Regional Medical Center	Jourdanton	67	November, 2001	Owned
Laredo Medical Center	Laredo	326	October, 2003	Owned
Utah
Mountain West Medical Center	Tooele	35	October, 2000	Owned
Virginia
Southern Virginia Regional Medical Center	Emporia	80	March, 1999	Owned
Russell County Medical Center	Lebanon	78	September, 1986	Owned
Southampton Memorial Hospital	Franklin	105	March, 2000	Owned
Southside Regional Medical Center	Petersburg	408	August, 2003	Leased
West Virginia
Plateau Medical Center	Oak Hill	90	July, 2002	Owned
Wyoming
Evanston Regional Hospital	Evanston	42	November, 1999	Owned

Total Licensed Beds at December 31, 2003		7,810

(1)
Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)
We operate this hospital under a lease-leaseback and operating agreement. We recognize all operating statistics, revenue and expenses associated with this hospital in our consolidated financial statements.

        The above table excludes two hospitals located in Plymouth, North Carolina and Anna, Illinois for which we receive fees for management services that operate in close proximity to other hospitals we own.

Item 3.

Legal Proceedings

        From time to time, we receive various inquiries or subpoenas from state regulators, fiscal intermediaries, the Centers for Medicare and Medicaid Services and the Department of Justice regarding various Medicare and Medicaid issues. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. We are not aware of any pending or threatened litigation that is not covered by insurance policies or reserved for in our financial statements or which we believe would have a material adverse impact on us.

        The following items are updates of matters previously disclosed in our filings:

        In May 2000, we entered into a settlement agreement with the Office of the Inspector General of the U.S. Department of Health and Human Services, the Department of Justice, and the applicable state Medicaid programs pursuant to which we paid approximately $31.4 million in exchange for a release of civil claims associated with possible inaccurate inpatient coding for the period, under prior management, from 1993 to 1997. We also entered into a corporate compliance agreement with the Office of the Inspector General. On October 6, 2003, the Company received notice from the Office of the Inspector General that the Company's obligations under the Corporate Compliance Agreement entered into in 2000 in connection with the settlement agreement had been completed. The Company will continue to maintain, develop and enhance its compliance program system wide.

        In May 1999, we were served with a complaint in U.S. ex rel. Bledsoe v. Community Health Systems, Inc., subsequently moved to the Middle District of Tennessee, Case No. 2-00-0083. This qui tam action sought treble damages and penalties under the False Claims Act against us. The Department of Justice did not intervene in this action. The allegations in the amended complaint were extremely general, but involved Medicare billing at our White County Community Hospital in Sparta, Tennessee. The relator in this case also filed a motion seeking from the United States government a portion of the settlement proceeds from our May 2000 settlement with the U.S. Department of Justice, the Office of the Inspector General, and applicable state Medicaid programs. The government vigorously opposed this motion. By order entered on September 19, 2001, the U.S. District Court granted our motion for judgment on the pleadings and dismissed the case, with prejudice. The relator appealed this case to the U.S. Court of Appeals for the Sixth Circuit. On September 10, 2003, the Sixth Circuit Court of Appeals rendered its decision in this case, affirming in part and reversing in part the District Court's decision to dismiss the case with prejudice. The Court affirmed the lower court's dismissal of certain of plaintiff's claims on the grounds that his allegations had been previously publicly disclosed. In addition, the appeals court agreed that, as to all other allegations, the relator had failed to include enough information to meet the special pleading requirements for fraud under the False Claims Act and the Federal Rules of Civil Procedure. However, the Court returned the case to the District Court to allow the relator another opportunity to amend his complaint in an attempt to plead his fraud allegations with particularity. On October 24, 2003, the government filed a petition for panel rehearing, which was denied by the Sixth Circuit Court of Appeals on November 6, 2003. We will continue to vigorously defend this case.

Item 4.

Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2003.

PART II

Item 5.

Market for Registrant's Common Equity and Related Stockholder Matters

        We completed an initial public offering of our common stock on June 14, 2000. Our common stock began trading on June 9, 2000 and is listed on the New York Stock Exchange under the symbol CYH. At March 3, 2004, there were approximately 70 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the New York Stock Exchange.

	High	Low
Year Ended December 31, 2002
First Quarter	$25.25	$20.29
Second Quarter	30.55	21.76
Third Quarter	27.50	21.20
Fourth Quarter	27.85	18.50
Year Ended December 31, 2003
First Quarter	$20.99	$15.84
Second Quarter	21.20	17.70
Third Quarter	23.44	18.25
Fourth Quarter	27.73	20.75

        We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. We would be required to amend the existing credit agreement in order to pay dividends to our shareholders.

        On January 23, 2003, we announced an open market repurchase program for up to five million shares of our common stock. The repurchase program commenced immediately and will conclude at the earlier of three years or when the maximum number of shares have been repurchased. Through December 31, 2003, we have repurchased 790,000 shares at a weighted average price of $18.57 per share.

        The following table contains information about our purchases of our common stock during the fourth quarter of 2003:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs
October 1, 2003– October 31, 2003	30,000	$21.55	30,000	4,210,000
November 1, 2003– November 30, 2003	—	—	—	4,210,000
December 1, 2003– December 31, 2003	—	—	—	4,210,000

        At December 31, 2003, there were approximately 8.6 million shares of common stock reserved for future issuance upon the conversion of our 4.25% subordinated convertible notes due 2008 (principal amount of $287.5 million) (see Note 5 to the Consolidated Financial Statements).

Item 6.

SELECTED FINANCIAL DATA

        The following table summarizes specified selected financial data of the Registrant and should be read in conjunction with the related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

Community Health Systems, Inc.
Five Year Summary of Selected Financial Data

	Year Ended December 31,
	2003		2002		2001	2000	1999
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data
Net operating revenues	$2,834,624		$2,200,417		$1,693,625	$1,337,501	$1,079,953
Income from operations	290,770		241,510		189,043	155,112	105,255
Net income (loss)	131,472		99,984		44,743	9,569	(16,789)
Net income (loss) per share—Diluted	1.30		1.00		0.50	0.14	(0.31)
Weighted-average number of shares outstanding—Diluted (1)	108,094,956	(2)	108,378,131	(2)	90,251,428	69,187,191	54,545,030
Consolidated Balance Sheet Data
Cash and cash equivalents	$16,331		$132,844		$8,386	$13,740	$4,282
Total assets	3,350,211		2,809,496		2,451,464	2,213,837	1,895,084
Long-term obligations	1,601,558		1,276,761		1,045,427	1,216,790	1,430,099
Stockholders' equity	1,350,589		1,214,305		1,115,665	756,174	229,708

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

Executive Overview

        We are the largest non-urban provider of general hospital healthcare services in the United States in terms of number of facilities. For the fiscal year ended December 31, 2003, we generated $2.8 billion in net operating revenues and $131 million in net income. We achieved net operating revenue growth of 28.8% in 2003, 29.9% in 2002 and 26.6% in 2001. We also achieved growth in net income of 31.5% in 2003, 123.5% in 2002 and 367.6% in 2001. The percentage growth in net income has slowed as a result of the increase in net income in recent years and the impact of discontinuing amortization of goodwill in 2002. Net income margins expressed as a percentage of net operating revenues were 4.6% in 2003, 4.5% in 2002 and 4.3% in 2001, after adjusting for goodwill amortization in 2001.

        The 28.8% increase in net operating revenues in 2003 was primarily attributable to the execution of our acquisition strategy, with 20.3% of the net operating revenue growth in 2003 coming from hospitals owned less than one year. The remaining 8.5% growth was from hospitals owned throughout both years. Of the increase in net operating revenues from hospitals owned throughout both years, we estimate that approximately 75% was attributable to increases in rates and the acuity level of services provided, 15% was attributable to volume increases and 10% was attributable to increases in government reimbursement.

        During 2003, we managed to reduce salaries, benefits and supplies expense as a percentage of net operating revenues at hospitals owned throughout both years. The provision for bad debts increased due to the increase in uncollected self-pay accounts, primarily caused by an increase in self-pay gross revenue in 2003. Admissions at hospitals owned throughout both years increased 1.0% in 2003. We believe that our growth in admissions in 2003 was lower than expected as a result of severe weather in a number of our markets, a loss of admissions from physicians called up for military service, selective service closures at specified hospitals and unusually high COBRA utilization in 2002 following the 2001-2002 increases in unemployment. In 2003, we did not have a similar level of benefit from COBRA utilization. In addition, we believe the overall economic conditions in 2003 led to lower utilization of healthcare service. We believe our growth in admissions in 2004 will improve. On a consolidated basis, expenses increased as a percentage of net operating revenues primarily as a result of our improvements being offset by those recently acquired hospitals where our strategies to improve profitability have not yet been implemented or where we have not yet fully recognized the benefits of these strategies.

        Cash flows from operations were $243.7 millions during 2003 compared to $285.5 million in 2002. The decrease is primarily attributable to the build up of patient accounts receivable at the ten hospitals acquired during 2003. At nine of the ten hospitals acquired in 2003, we did not purchase the seller's accounts receivable, which accounted for $81 million in reduction of cash flow from operations. We generated sufficient cash flow to fund all of our capital expenditures, including replacement hospital construction and physician recruiting expenditures.

Acquisitions and Dispositions

        Effective January 1, 2003, we acquired seven hospitals located in West Tennessee from Methodist Healthcare Corporation of Memphis, Tennessee in a single purchase transaction. The aggregate consideration for the seven hospitals was approximately $150 million, of which approximately $141 million was paid in cash and approximately $9 million was assumed in liabilities. Combined licensed beds at these seven facilities total 676.

        Effective July 1, 2003, we acquired Pottstown Memorial Medical Center located in Pottstown, Pennsylvania, approximately 50 miles west of Philadelphia and 25 miles east of Reading, Pennsylvania. The hospital, which has a total of 222 beds, was acquired from a local not-for-profit organization. The consideration for this hospital totaled approximately $91 million, of which approximately $78 million was paid in cash and approximately $13 million was assumed in liabilities.

        Effective August 1, 2003, we acquired Southside Regional Medical Center in Petersburg, Virginia located 22 miles south of Richmond, Virginia. The hospital, which has a total of 408 beds, was acquired from a public hospital authority. The consideration for this hospital totaled approximately $94 million, of which approximately $81 million was paid in cash and approximately $13 million was assumed in liabilities. As part of the transaction, we have agreed to build a replacement hospital within five years subject to state certification of need approval.

        Effective October 1, 2003, the Company completed the acquisition of Laredo Medical Center in Laredo, Texas. This hospital, which has a total of 326 beds, was acquired from the Sisters of Mercy Health System, in St. Louis, Missouri. The consideration for this hospital totaled approximately

$131 million, of which approximately $123 million was paid in cash and approximately $8 million was assumed in liabilities.

        Effective November 1, 2003, the Company sold Berrien County Hospital (63 licensed beds) located in Nashville, Georgia for approximately $4 million in cash. In addition, the buyer assumed approximately $3 million of liabilities. Net loss on this transaction was approximately $0.4 million, net of tax, which included the write-off of allocated goodwill of $2.3 million.

Recent Development

        On January 22, 2004, we filed a registration statement with the Securities and Exchange Commission relating to the offer of up to 23.0 million shares of our common stock to be sold from time to time by affiliates of FL & Co., the principal stockholder since its 1996 acquisition of our predecessor. Affiliates of FL & Co., currently own 46.1 million of our shares, or 46.7% of our outstanding shares. The 23.0 million shares being offered represent approximately 49.9% of FL & Co.'s beneficial ownership. Other stockholders, including members of management, will have the opportunity to participate with respect to a portion of their shares. On February 26, 2004 we filed an amendment to the Registration Statement in which an additional 400,870 shares were added to the Registration Statement to cover the shares to be sold by the other stockholders. We will not receive any proceeds from any sales of shares by the selling stockholders under the Registration Statement. This Registration Statement has not yet been declared effective.

Sources of Revenue

	Year Ended December 31,
	2003	2002	2001
Medicare	33.0%	33.0%	33.5%
Medicaid	10.8%	11.0%	11.2%
Managed care	19.2%	17.7%	17.6%
Self pay	12.8%	12.8%	11.6%
Other third party payors	24.2%	25.5%	26.1%

Total	100.0%	100.0%	100.0%

        Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in the periods that such adjustments become known. Adjustments related to final settlements or appeals that increased revenue were insignificant in the periods ended December 31, 2003, 2002 and 2001. In the future, we expect the percentage of revenues received from the Medicare program to increase due to the general aging of the population. The payment rates under the Medicare program for inpatients are based on a prospective payment system, depending upon the diagnosis of a patient's condition. While these rates are indexed for inflation annually, the increases have historically been less than actual inflation. Reductions in the rate of increase in Medicare reimbursement may cause our net operating revenue growth to decline. Effective April 1, 2002, Centers for Medicare and

Medicaid Services implemented changes to the Medicare outpatient prospective payment system. Also beginning April 1, 2003, and extending through March 31, 2004, the Consolidated Appropriations Resolution of 2003 and the Temporary Assistance for Needy Families Block Grant Extension equalized the rural and urban standardized payment amounts under the Medicare inpatient prospective payment system. Along with other changes, this benefit was made permanent when Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Had these and other reimbursement changes been in effect in 2003, we estimate their impact would have increased net operating revenue by less than 0.5%. Although the Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a broad range of provider payment benefits, federal government spending in excess of federal budgetary provisions considered in passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 could result in future deficit spending for the Medicare system, which could cause future payments under the Medicare system to decline.

        In addition, specified managed care programs, insurance companies, and employers are actively negotiating the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely effect our net operating revenue growth.

Results of Operations

        Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include orthopedics, cardiology, occupational medicine, diagnostic services, emergency services, rehabilitation treatment, home health, and skilled nursing. The strongest demand for hospital services generally occurs during January through April and the weakest demand for these services occurs during the summer months. Accordingly, eliminating the effect of new acquisitions, our net operating revenues and earnings are historically highest during the first quarter and lowest during the third quarter.

        The following tables summarize, for the periods indicated, selected operating data.

	Years Ended December 31,
	2003	2002	2001
	(expressed as a percentage of net operating revenues)
Net operating revenues	100.0	100.0	100.0
Operating expenses (a)	(84.6)	(83.6)	(81.8)
Depreciation and amortization	(5.1)	(5.3)	(5.4)
Amortization of goodwill	—	—	(1.7)
Minority interest in earnings	(0.1)	(0.1)	—

Income from operations	10.2	11.0	11.1
Interest expense, net	(2.5)	(2.9)	(5.6)
Loss from early extinguishment of debt	—	(0.4)	(0.3)

Income before income taxes	7.7	7.7	5.2
Provision for income taxes	(3.1)	(3.2)	(2.6)

Net income	4.6	4.5	2.6

	Years Ended December 31,
	2003	2002
	(expressed in percentages)
Percentage increase from prior year:
Net operating revenues	28.8%	29.9%
Admissions	21.4	23.8
Adjusted admissions (b)	20.3	24.4
Average length of stay	—	2.6
Net Income	31.5	123.5
Same-store percentage increase (decrease) from prior year (c):
Net operating revenues	8.5	9.7
Admissions	1.0	4.4
Adjusted admissions (b)	(0.4)	5.1

(a)
Operating expenses include salaries and benefits, provision for bad debts, supplies, rent, and other operating expenses.

(b)
Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(c)
Includes acquired hospitals to the extent we operated them during comparable periods in both years.

Year Ended December 31, 2003 Compared to December 31, 2002

        Net operating revenues increased by 28.8% to $2.8 billion in 2003 from $2.2 billion in 2002. Of the $634.2 million increase in net operating revenues, the hospitals we acquired in 2002 and 2003, which are not yet included in same-store net operating revenues, contributed approximately $447.3 million, and hospitals we owned throughout both periods contributed $186.9 million, an increase of 8.5%. Of the increase in net operating revenues from hospitals owned throughout both years, we estimate approximately 75% was attributable to increases in rates and the acuity level of services provided, 15% was attributable to volume increases and 10% was attributable to increases in government reimbursement. Our ability to recruit physicians to fill the medical needs of the communities we serve and the addition of new services contributed to increased inpatient admissions and increased acuity of services provided.

        Inpatient admissions increased by 21.4% due principally to newly acquired hospitals. Adjusted admissions increased by 20.3%. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues. On a same-store basis, inpatient admissions increased by 1.0%. The growth in same-store admissions in 2003 was lower than expected as a result of severe weather in a number of our markets, a loss of admissions from physicians called up for military service, selective service closures at certain hospitals and unusually high COBRA utilization in 2002 following the 2001/2002 increases in unemployment that did not repeat itself in 2003. In addition, we believe the economic conditions in 2003 led to lower than expected utilization of healthcare services. An increase in flu and pneumonia related admissions in the fourth quarter of 2003 improved our admissions growth over the prior year offsetting a decrease in flu related admissions in the first quarter of 2003. Same-store adjusted admissions decreased by 0.4% and patient days increased 3.3%. On a same-store basis, net inpatient revenues increased 6.4% and net outpatient revenues increased 11.1%.

        Operating expenses, as a percentage of net operating revenues, increased from 83.6% in 2002 to 84.6% in 2003. Salaries and benefits, as a percentage of net operating revenues, decreased from 40.3% in 2002 to 40.2% in 2003, primarily as a result of improvements at hospitals owned throughout both periods, offset by hospitals acquired in 2002 and 2003, which have higher salaries and benefits as a percentage of net operating revenues, for which reductions have not yet been realized and the additional use of contract labor, primarily nursing. Provision for bad debts, as a percentage of net revenues, increased from 9.1% in 2002 to 9.8% in 2003, as a result of an increase in uncollected self-pay accounts, primarily caused by an increase in gross revenue. Supplies, as a percentage of net operating revenues, increased from 11.6% in 2002 to 11.7% in 2003, due mainly to the impact of the larger hospitals recently acquired, which have significantly higher supply expense as a percentage of net revenue, and the timing of converting these recently acquired hospitals to contracted vendors in our Broadlane group purchasing arrangement, offset by improvements made to hospitals owned throughout both periods. Rent and other operating expenses, as a percentage of net operating revenues, increased from 22.6% in 2002 to 22.9% in 2003. This increase was caused primarily by an increase of 0.5% of net operating revenue in contract labor expense and an increase in malpractice insurance expense of 0.3%, offset by a decrease of 0.2% for other operating expenses. The increase in malpractice expense is primarily due to increases in self-insured claims and increases in current year premium costs. The increase in contract labor expense is primarily attributable to the costs of replacement workers as a result of the strike at Easton Hospital. Net income margins increased from 4.5% in 2002 to 4.6% in 2003 due to decreases in depreciation and interest as a percentage of net operating revenues, offset by the higher operating expenses as a percentage of net operating revenues at the hospitals acquired in 2002 and 2003.

        On a same-store basis, we achieved a decrease in salary and benefits expense of 1.1% of net operating revenue resulting from a combination of operating efficiency gains, offset by the additional use of contract labor, primarily nursing, to replace the striking workers at Easton, of 0.7% of net operating revenue. The provision for bad debts expense increased 0.6% of net operating revenues as a result of an increase in uncollected self-pay accounts. Other operating expenses decreased 0.2% of net operating revenue primarily as a result of an increase in malpractice expense of 0.2% of net operating revenue, offset by a decrease in supplies expense of 0.2% of net operating revenue and a decrease in other operating expense of 0.2% of net operating revenue. On a same-store basis, income from operations as a percentage of net operating revenues increased from 11.0% in 2002 to 11.2% in 2003, due mainly to a decrease in depreciation and amortization of 0.2% of net operating revenue.

        Depreciation and amortization increased by $25.6 million to $143.8 million, or 5.1% of net operating revenues, in 2003, from $118.2 million, or 5.3% of net operating revenues, in 2002. The hospitals acquired in 2002 and 2003, prior to being included in same-store results, accounted for $18.6 million of the increase, while facility renovations and purchases of equipment, information systems upgrades, investments in physician recruiting and other deferred items accounted for the remaining $7.0 million.

        Interest expense, net, increased by $8.2 million from $62.9 million in 2002 to $71.1 million in 2003 as a result of a combination of increased borrowings and decreased average interest rates. The increase in average debt balance in 2003 as compared to 2002, due primarily to borrowings to make acquisitions in 2002 and 2003, accounted for a $10.3 million increase, offset by a decrease in interest rates during 2003 as compared to 2002 of $2.1 million. The decrease in average interest rates during 2003 is the result of the reduction in LIBOR in early 2003.

        Provision for income taxes increased $18.2 million to $88.2 million in 2003 from $70.0 million in 2002, as a result of the increase in pre-tax income. Our effective tax rates were 40.2% and 41.2% for the years ended December 31, 2003 and 2002, respectively. The decrease in the effective rate in 2003 is due primarily to a reduction in state taxes.

        Net income was $131.5 million in 2003 compared to net income of $100.0 million in 2002, an increase of $31.5 million.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

        Net operating revenues increased by 29.9% to $2.2 billion in 2002 from $1.7 billion in 2001. Of the $506.8 million increase in net operating revenues, the hospitals we acquired in 2002 and 2001, prior to being included in same store revenues, contributed $343.3 million and hospitals we owned throughout both periods contributed $163.5 million or 9.7%. Of this increase, approximately 53% was attributable to volume increases and 47% was attributable to increased rates and intensity of care from government programs, managed care and other payors.

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

        Operating expenses, as a percentage of net operating revenues, increased from 81.8% in 2001, to 83.6% in 2002. Salaries and benefits, as a percentage of net operating revenues, increased from 39.3% in 2001 to 40.3% in 2002 primarily as a result of the three hospitals acquired in the fourth quarter of 2001 and the six hospitals acquired in 2002 having higher salaries and benefits as a percentage of net operating revenues, than our existing hospitals, for which savings had not yet been fully realized, offset by improvements at hospitals owned throughout both periods. Provision for bad debts, as a percentage of net revenues, decreased to 9.1% in 2002 from 9.2% in 2001, primarily through better collections. Supplies, as a percentage of net operating revenues, remained unchanged in 2002 at 11.6% reflecting an increase in supplies expense as a percentage of net operating revenues at recently acquired hospitals, offset by improvements at hospitals owned throughout both periods. Rent and other operating expenses, as a percentage of net operating revenues, increased from 21.7% in 2001 to 22.6% in 2002, primarily due to an increase in rent expense of 0.5% of net operating revenue, an increase in the use of contract labor of 0.8% of net operating revenue and the increased cost of malpractice insurance of 0.3% of net operating revenue. These fluctuations were largely the result of acquisitions of hospitals, which had lower margins than our existing hospitals.

        On a same-store basis, we achieved improvement through efficiency and productivity gains in payroll expense and reductions in supplies expense, offset by increases in contract labor and malpractice expense.

        Depreciation and amortization increased by $27.3 million from $90.9 million in 2001 to $118.2 million in 2002. The eleven hospitals acquired in 2001 and 2002, prior to being included in same store results, accounted for $9.6 million of the increase; replacement hospital construction, hospital renovations, purchases of equipment, and information system upgrades accounted for $10.3 million of the increase; and other deferred items, primarily the amortization of physician recruitment costs and purchased software, accounted for the remaining $7.4 million of the increase.

        Amortization of goodwill decreased by $28.8 million from $28.8 million in 2001 to $0 in 2002. This decrease is due to the adoption of SFAS No. 142 on January 1, 2002. See "Critical Accounting Policies—Goodwill and Other Intangibles."

        Interest, net decreased by $31.6 million from $94.5 million in 2001 to $62.9 million in 2002. The decrease in interest expense was primarily a result of a decrease in average interest rates of $29.4 million and a savings of $2.2 million due to a decrease in average outstanding borrowings. Identified activities leading to these results include interest savings of $24.0 million from financings, including the October 2001 payoff of $500 million of 7.5% subordinated debt, concurrent with convertible debt and equity offerings, as well as the July 2002 bank debt refinancing, $17.7 million from declining LIBOR rates, and $3.6 million, from the net effect of operating cash flows offset by capital expenditures. Interest expense increased by $7.6 million as a result of the eleven hospitals acquired in 2001 and 2002, and $6.1 million in interest expense related to payments on interest rate swap contracts.

        During the third quarter of 2002, we refinanced our then existing $1.1 billion credit agreement and repaid specified indebtedness. In connection with repayment of that credit agreement, we recognized a loss of $8.6 million on early extinguishment of debt as a result of writing off deferred financing costs associated with the refinanced credit agreement. In 2002 this loss was reported as an extraordinary item. To conform with the requirements of SFAS No. 145, we no longer classify this loss as an extraordinary item.

        The provision for income taxes in 2002 was $70.0 million compared to $43.5 million in 2001. The decrease in the effective tax rate from 49.3% in 2001 to 41.2% in 2002 is primarily due to goodwill, for which the amortization of specified components was not deductible for tax purposes, and is no longer being amortized for financial reporting purposes in accordance with SFAS No. 142.

        Net income for 2002 was $100.0 million as compared to $44.7 million in 2001.

Liquidity and Capital Resources

2003 Compared to 2002

        Net cash provided by operating activities decreased by $41.8 million, from $285.5 million during 2002 to $243.7 million during 2003. This decrease was due primarily to increases in accounts receivable from the acquisitions completed in 2003, resulting in approximately $80.9 million of negative cash flows during 2003, where we did not purchase the seller's accounts receivable. Other factors negatively impacting cash flows were an increase in the number of days revenue outstanding, from 63 days at December 31, 2002 to 65 days at December 31, 2003, resulting in a decrease in cash flow of approximately $15.5 million, an increase in cash paid for income taxes of $11.5 million, a decrease in our liability to third party payors of $8.1 million and the pre-funding of our benefit trust for employee medical claims in the amount of $11.5 million in the fourth quarter of 2003. Factors positively impacting cash flows during 2003 as compared to 2002 were increases in net income of $31.5 million, increases in depreciation and amortization expense of $25.5 million, which is a non-cash expense, increases in deferred tax expense of $23.4 million and the net effect of changes in all other operating assets and liabilities, which resulted in a cash flow increase of $5.3 million.

        The use of cash in investing activities increased $329.7 million from $291.1 million in 2002 to $620.8 million in 2003. The increase was due primarily to an increase in cash used for acquisitions of facilities of $294.5 million during 2003 and an increase in cash used to purchase property and equipment of $42.4 million during 2003 as compared to 2002. $6.3 million of the increase in cash used to purchase property and equipment is attributable to the construction of replacement facilities. Net cash provided by financing activities increased $130.4 million from $130.1 million in 2002 to $260.5 million in 2003.

        In July, 2002, we completed a refinancing of our previous credit facility with a $1.2 billion senior secured credit facility. The facility consists of an $850 million term loan that matures in 2010 and a $350 million revolving credit facility that matures in 2008. In July 2003, we amended our senior secured credit facility by exercising the feature allowing us to add $200 million of funded term loans with the same interest rate per annum as the existing term loans. The $200 million in incremental term loans mature in 2011. We also have the ability to add up to $150 million of securitized debt under our agreement, which we have not yet accessed and which represents additional borrowing capacity to fund future acquisitions.

        As described more fully in Notes 5, 7 and 11 of the Notes to Consolidated Financial Statements, at December 31, 2003, the Company had certain cash obligations, which are due as follows (in thousands):

	Total	2004	2005-2007	2008-2009	2010 and thereafter
Long-Term Debt	$1,162,108	$24,894	$40,457	$667,201	$429,556
Convertible Notes	287,500	—	—	287,500	—
Capital Leases	25,050	4,783	12,508	2,215	5,544

Total Long-Term Debt	1,474,658	29,677	52,965	956,916	435,100
Operating Leases	231,314	53,020	104,932	26,775	46,587
Replacement Facilities (1)	13,278	13,278	—	—	—
Open Purchase Orders (2)	26,515	26,515	—	—	—

Total	$1,745,765	$122,490	$157,897	$983,691	$481,687

(1)
In addition, we have also agreed, as part of the acquisition in Petersburg, Virginia, to build a replacement facility within five years subject to state certification of need approval. Since approval has not yet been obtained, final estimated construction costs are not yet available.

(2)
Open purchase orders represent our commitment for items ordered but not yet received. We do not have any long-term purchase commitments under our national purchasing contracts.

        As more fully described in Note 5 of the Notes to Consolidated Financial Statements at December 31, 2003, we had issued letters of credit primarily in support of specified outstanding bonds of approximately $20 million. In addition, at December 31, 2003, we had $256 million in available borrowings from the revolving line of credit, of which $20 million was set aside for outstanding letters of credit.

2002 Compared to 2001

        Net cash provided by operating activities increased by $131.1 million, from $154.4 million during 2001 to $285.5 million during 2002. This increase was due primarily to an increase in net income of $55.2 million, an increase in the utilization of net operating loss carry forwards of $12.9 million to offset the amount of taxes paid, an increase in amounts owed to third party payors of $16.5 million, an increase in our medical malpractice liability of $8.2 million and improvements made in the management of working capital. The use of cash in investing activities increased $26.0 million from $265.1 million in 2001 to $291.1 million in 2002. The increase was due primarily to an increase in cash used to purchase property and equipment of $20.7 million during 2002. Net cash provided by financing activities increased $24.7 million from $105.4 million in 2001 to $130.1 million in 2002. In July, 2002, we completed a refinancing of our previous credit facility with a $1.2 billion senior secured credit facility. The facility consisted of an $850 million term loan that matures in 2010 (as opposed to 2005 under the previous facility) and a $350 million revolving credit facility that matures in 2008 (as opposed to 2004 under the previous facility). The facility had a feature that allowed for an additional $200 million of future funded term loans, which we exercised in July 2003.

Capital Expenditures

        Cash expenditures for purchases of facilities was $450.6 million in 2003, $156.1 million in 2002 and $150.9 million in 2001. Our capital expenditures in 2003 include $422.8 million for the purchase of the ten hospitals acquired in 2003 and $27.8 million for information systems and other equipment to integrate the newly acquired hospitals in 2003. Our capital expenditures in 2002 include $138.5 million for the six hospitals acquired in 2002, and $17.6 million for information systems and other equipment to integrate the acquired hospitals in 2002. Our capital expenditures in 2001 include $144.0 million for the five hospitals acquired in 2001, $4.9 million for information systems and other equipment to integrate the acquired hospitals in 2001 and $2.0 million for the purchases of other clinics and working capital at a managed facility in 2001.

        Excluding the cost to construct replacement hospitals, our capital expenditures for 2003 totaled $103.3 million compared to $72.5 million in 2002 and $64.7 million in 2001. Costs to construct replacement hospitals totaled $43.1 million in 2003, $36.8 million, including $5.3 million of capital leases, in 2002, and $28.3 million, including $9.8 million of capital leases, in 2001. The reduction of capital lease liabilities is included in financing activities in our Statements of Cash Flows.

        Pursuant to hospital purchase agreements in effect as of December 31, 2003, we are required to construct one replacement hospital through 2004 to be located in Las Vegas, New Mexico, with an estimated construction cost, including equipment, of approximately $26 million. Of this amount, a cumulative total of approximately $17 million has been expended through December 31, 2003. We have also agreed, as part of the acquisition in August 2003 of the Southside Regional Medical Center in Petersburg, Virginia, to build a replacement facility subject to state certificate of need approval. Since approval for this project has not yet been obtained, final construction cost estimates are not yet available. We expect total capital expenditures of approximately $146 to $150 million in 2004, including approximately $133 to $136 million for renovation and equipment purchases (which includes amounts which are required to be expended pursuant to the terms of the hospital purchase agreements) and approximately $13 to $14 million for construction and equipment cost of the current and recently completed replacement hospitals.

Capital Resources

        Net working capital was $298.0 million at December 31, 2003 compared to $329.3 million at December 31, 2002. The $31.3 million decrease was attributable primarily to a decrease in cash balance that was used for acquisitions during 2003, increases in accounts payable, employee compensation accruals and other accrued liabilities, offset by an increase in accounts receivable due to a combination of growth in same hospitals during 2003, and the addition of ten hospitals in 2003. The aggregate net working capital of the ten hospitals acquired in 2003, as of their respective dates of acquisition, was approximately $6 million.

        On July 16, 2002, we entered into a $1.2 billion senior secured credit facility with a consortium of lenders. The facility replaced our previous credit facility and consists of an $850 million term loan that matures in 2010 (as opposed to 2005 under the previous facility) and a nine-year $350 million revolving credit facility that matures in 2008 (as opposed to 2004 under the previous facility). On July 2, 2003, we amended our senior secured credit facility by exercising a feature of the facility allowing the Company to add $200 million of funded term loans with the same interest rate per annum as the existing term loans. The $200 million in incremental term loans mature in 2011. We may elect from time to time an interest rate per annum for the borrowings under the term loan, including the incremental term loan, and revolving credit facility equal to (a) an annual benchmark rate, which will be equal to the greatest of (i) the Prime Rate; (ii) the Base CD Rate plus 100 basis points or (iii) the Federal Funds Effective Rate plus 50 basis points (the "ABR"), plus (1) 150 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 250 basis points for the term loan and (2) the Eurodollar Applicable Margin for revolving credit loans. We also pay a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee is based on a pricing grid depending on the Eurodollar Applicable Margin for revolving credit loans and ranges from 0.375% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, we will pay fees for each letter of credit issued under the credit facility. The purpose of the facility was to refinance the Company's previous credit agreement, repay specified other indebtedness, and fund general corporate purposes including acquisitions. As of December 31, 2003, our availability for additional borrowings under our revolving credit facility was $256 million of which $20 million is set aside for outstanding letters of credit. We also have the ability to add up to $150 million of securitized debt under our agreement which we have not yet accessed. As of December 31, 2003, our weighted average interest rate under our credit agreement was 4.0%.

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

        We are currently a party to six separate interest swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. Under two agreements, effective November 23, 2001 and expiring in November 2004 and 2005, the Company pays interest at fixed rates of 4.03% and 4.46% respectively. Each of these agreements have a $100 million notional amount of indebtedness. Under a third agreement, effective November 4, 2002, we pay interest at a fixed rate of 3.30% on $150 million notional amount of indebtedness. This agreement expires in November 2007. Under a fourth agreement, effective June 13, 2003, we pay interest at a fixed rate of 2.04% on $100 million notional amount of indebtedness. This agreement expires in June 2007. Under a fifth agreement, effective June 13, 2003, we pay interest at a fixed rate of 2.40% on $100 million notional amount of indebtedness. This agreement expires in June 2008. Under a sixth agreement, effective October 3, 2003, we pay interest at a fixed rate of 2.31% on $100 million notional amount of indebtedness. This agreement expires in October 2006. We receive a variable rate of interest on each of these swaps based on the three-month London Inter-Bank Offer ("LIBOR"), excluding the margin paid under the credit facility on a quarterly basis, which is currently 225 basis points for Revolver loans and 250 basis points for Term loans under the credit facility. Also, an agreement with $100 million in notional amount of indebtedness expired on November 29, 2003.

        We believe that internally generated cash flows and borrowings under our credit agreement will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash flows and borrowings under our credit agreement as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future. If funds required for future acquisitions exceed existing sources of capital, we believe that favorable terms could be obtained if we were to increase or refinance our credit facilities or obtain additional capital by other means.

Off-balance sheet arrangements

        Included in our consolidated operating results for the years ended December 31, 2003 and 2002, was $283.4 million and $276.5 million, respectively, of net operating revenue and $29.5 million and

$38.6 million, respectively, of income from operations, generated from eight hospitals operated by us under operating lease arrangements. In accordance with generally accepted accounting principles, the respective assets and the future lease obligations under these arrangements are not recorded in our consolidated balance sheet. Lease payments under these arrangements are included in rent expense when paid and totaled approximately $9.6 million and $9.2 million for the years ended December 31, 2003 and 2002 respectively. The current terms of these operating leases expire between November 2004 and December 2019, not including lease extensions that we have options to exercise. The one hospital under lease whose current lease term is scheduled to expire in November 2004 generated $23.6 million of net operating revenue and $(0.6) million of loss from operations for the year ended December 31, 2003. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.

        In the past, we have utilized operating leases as a financing tool for obtaining the operations of specified hospitals without acquiring, through ownership, the related assets of the hospital and without a significant outlay of cash at the front end of the lease. We utilize the same operating strategies to improve operations under our ownership at those hospitals held under operating leases as we do at those hospitals that we own. We have not entered into any operating leases for hospital operations since December 2000.

Joint Ventures

        We have from time to time sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. As of December 31, 2003, these included six hospitals, three surgery centers, three imaging centers and one clinic. The amount of minority interest in equity is included in other long-term liabilities and the minority interest in income or loss is recorded as an operating expense. We do not believe these minority ownerships are material to our financial position or operating results. As of and for the year ended December 31, 2003, the balance of minority interests included in long-term liabilities was $8.3 million and the amount of minority interest expense was $2.0 million.

Reimbursement, Legislative and Regulatory Changes

        Legislative and regulatory action has resulted in continuing change in the Medicare and Medicaid reimbursement programs which will continue to limit payment increases under these programs and in some cases implement payment decreases. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations, and discretion which may further affect payments made under those programs, and the federal and state governments might, in the future, reduce the funds available under those programs or require more stringent utilization and quality reviews of hospital facilities. Additionally, there may be a continued rise in managed care programs and future restructuring of the financing and delivery of healthcare in the United States. These events could cause our future financial results to decline.

Inflation

        The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, our suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures, including our case and resource management program, to curb increases in operating costs and expenses. We have generally offset increases in operating costs by increasing reimbursement for services primarily from managed care companies and other third party payors, expanding services and reducing costs in other areas. In addition we do not have significant long-term contracts that would restrict our ability to increase revenue. However, we cannot predict our ability to cover or offset future cost increases.

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

        Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements.

Third Party Reimbursement

        Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed "automated contractual allowance system". Within the automated system, actual Medicare DRG data, coupled with all payors' historical paid claims data, is utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis and subjected to review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We record adjustments to the estimated billings in the periods that such adjustments become known. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in future periods as final settlements are determined. However, due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record.

Allowance for Doubtful Accounts

        Substantially all of our accounts receivable are related to providing healthcare services to our hospitals' patients. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and outstanding patient balances for which the primary insurance payor has paid and the remaining outstanding balance (generally deductibles and co-payments) is owed by the patient. At the point of service, for patients required to make a co-payment, we generally collect less than 10% of the related revenue. For all procedures scheduled in advance, our policy is to verify insurance coverage prior to the date of the procedure. Insurance coverage is not verified in advance of procedures for walk-in and emergency room patients. Our estimate for the allowance for doubtful accounts is calculated by reserving as uncollectible all governmental and non-governmental accounts over 150 days from discharge. This method is monitored based on our historical cash collections experience. Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable.

        The following table summarizes our days revenue outstanding as of the dates indicated:

	As of December 31,
	2003	2002	2001
Days revenue outstanding	65	63	70

        Our target for days revenue outstanding ranges from 60 to 65 days. The primary reasons our current year days revenue outstanding increased from the prior year are the following: testing of electronic billing edits under HIPAA beginning October 16, 2003 slowed our billing process for specified claims; Mutual of Omaha, our sole Medicare intermediary, went through a system conversion in July, 2003; and large acquisitions in the second half of 2003 required Medicare billing approvals and new Medicaid provider numbers delaying our billing at those hospitals. The primary reasons our days revenue outstanding decreased from 70 days in 2001 to 63 days in 2002 are the following: full implementation of our automated collection cycle during 2002; consolidating from three fiscal intermediaries who process Medicare payments to Mutual of Omaha as our sole Medicare intermediary; and an improvement in our performance incentive plan as it relates to hospital business office managers.

        Uncollected accounts are automatically written off if the balance is under $10.00, when turned over to an outside collection agency, or over 210 days from discharge if being collected by the Company's internal collection agency. At December 31, 2003, we have approximately $90 million in accounts over 210 days from discharge placed with our internal agency. At December 31, 2003, we have approximately $500 million being pursued by various outside collection agencies.

        The following table is an aging of our gross (prior to allowances for contractual adjustments and doubtful accounts) accounts receivable (in thousands).

	Balance as of December 31,
	2003		2002
	0-150 days	151-210 days	0-150 days	151-210 days
Medicare and medicaid	$659,469	$33,141	$374,049	$21,122
Managed care, self-pay and other	619,873	65,333	425,400	50,658

Total gross accounts receivable	$1,279,342	$98,474	$799,449	$71,780

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

        The SFAS No. 142 goodwill impairment model requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimated the fair values of the related operations using both a debt free discounted cash flow model as well as an adjusted EBITDA multiple model. These models are both based on our best estimate of future revenues and operating costs, based primarily on historical performance and general market conditions, and are subject to review and approval by senior management and the

Board of Directors. The cash flow forecasts are adjusted by an appropriate discount rate based on our weighted average cost of capital. We performed our initial evaluation, as required by SFAS No. 142, during the first quarter of 2002 and the annual evaluation as of each succeeding September 30. No impairment has been indicated by these evaluations. Estimates used to conduct the impairment review, including revenue and profitability projections or fair values, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

Professional Liability Insurance Claims

        We accrue for estimated losses resulting from professional liability claims to the extent they are not covered by insurance. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections and is discounted to its net present value using a weighted average risk-free discount rate of 3.4% in 2003 and 2002. To the extent that subsequent claims information varies from management's estimates, the liability is adjusted currently. Our insurance is underwritten on a "claims-made" basis. Prior to June 1, 2002, substantially all of our professional and general liability risks were subject to a $0.5 million per occurrence deductible; for claims reported from June 1, 2002 through June 1, 2003, these deductibles were $2.0 million per occurrence. Additional coverage above these deductibles was purchased through captive insurance companies in which we had a 7.5% minority ownership interest in each and to which the premiums paid by us represented less than 8% of the total premium revenues of each captive insurance company. Concurrently, with the formation of our own wholly-owned captive insurance company in June 2003, we terminated our minority interest relationships in those entities. Substantially all claims reported after June 1, 2003 are self-insured up to $4 million per claim. Management may on occasion increase the insured risk at certain hospitals based upon insurance pricing and other factors. Excess insurance for all hospitals is purchased through commercial insurance companies and generally covers us after the self insured amount up to $100 million per occurrence.

Income Taxes

        We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these benefits, subject to the valuation allowance we have established.

        We operate in multiple states with varying tax laws. We are subject to both federal and state audits of tax returns. Our federal income tax returns have been examined by the Internal Revenue Service through fiscal year 1996, which resulted in no material adjustments. We make estimates we believe are accurate in order to determine that tax accruals are adequate to cover any potential audit adjustments.

Recent Accounting Pronouncements

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No.4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No.4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking Fund Requirements." This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of this statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002.

Upon adoption, the extraordinary losses recognized in the year ended December 31, 2002 and the year ended December 31, 2001 were reclassified before income before income taxes to conform to the provisions of SFAS No. 145.

        In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the statement include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. The provisions of this statement are effective for exit or disposal activities initiated after December 31, 2003.

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34", or FIN No. 45. The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. For us, the initial recognition and measurement provision of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The adoption of FIN No. 45 did not have a material effect on our consolidated financial position or consolidated results of operations. The disclosure requirements of FIN No. 45 are effective for us as of December 31, 2002. The required disclosures are included in Note 11 to the consolidated financial statements.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. As we elected not to change to the fair value based method of accounting for stock-based employee compensation, the adoption of SFAS No. 148 did not have an impact on our consolidated financial position or consolidated results of operation. We included the disclosures in accordance with SFAS No. 148 in Note 1 to the consolidated financial statements.

        In May 2003, the FASB issued SFAS No. 149 "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on our consolidated financial position or consolidated results of operations.

        In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities specified financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective immediately for instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim reporting period beginning after June 15, 2003. In November 2003, the FASB issued staff position 150-3. Position FAS 150-3 deferred the effective date for applying the provisions of SFAS No. 150 for certain mandatorily redeemable noncontrolling interests. The adoption of the current provisions of SFAS No. 150 did not have a material impact on our consolidated financial position or consolidated results of operations.

        In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities," or FIN No. 46. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to specified entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As of December 31, 2003, we adopted the Provisions of FIN No. 46 which are effective as of December 31, 2003 and required to be applied to those entities that are considered to be special-purpose entities. The adoption of those effective provisions of FIN No. 46 did not have an impact on our consolidated financial position or results of operations as we have not identified any relationships that would qualify as special-purpose entities. We do not anticipate any impact on the consolidated financial statements of adopting the remaining provisions of FIN No. 46 which are effective for us on March 31, 2004. As of December 31, 2003, the Company has no investments in variable interest entities.

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

  •
  legislative proposals for healthcare reform;

  •
  the impact of the Prescription Drug, Improvement and Modernization Act of 2003, which includes specific reimbursement changes for small urban and non-urban hospitals;

  •
  our ability, where appropriate, to enter into managed care provider arrangements and the terms of these arrangements;

  •
  changes in inpatient or outpatient Medicare and Medicaid payment levels;

  •
  uncertainty with the Health Insurance Portability and Accountability Act of 1996 regulations;

  •
  increases in wages as a result of inflation or competition for highly technical positions and rising supply cost due to market pressure from pharmaceutical companies and new product releases;

  •
  liability and other claims asserted against us; including self-insured malpractice claims;

  •
  competition;

  •
  our ability to attract and retain qualified personnel, including physicians; nurses, and other healthcare workers;

  •
  trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals;

  •
  changes in medical or other technology;

  •
  changes in generally accepted accounting principles;

  •
  the availability and terms of capital to fund additional acquisitions or replacement facilities;

  •
  our ability to successfully acquire and integrate additional hospitals; and

  •
  the other risk factors set forth in our public filings with the Securities and Exchange Commission.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to interest rate changes, primarily as a result of our credit agreement which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading "Liquidity and Capital Resources". We do not anticipate any material changes in our primary market risk exposures in 2004. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so.

        A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $4 million for 2003, $4 million for 2002, and $7 million for 2001.

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

Page
Community Health Systems, Inc. Consolidated Financial Statements:
Independent Auditors' Report	47
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001	48
Consolidated Balance Sheets as of December 31, 2003 and 2002	49
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001	50
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	51
Notes to Consolidated Financial Statements	52–75

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Brentwood, Tennessee

We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of Community Health Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002, which resulted in the Company changing the method in which it accounts for goodwill and other intangible assets.

Nashville, Tennessee
February 25, 2004

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2003	2002	2001
Net operating revenues	$2,834,624	$2,200,417	$1,693,625
Operating costs and expenses:
Salaries and benefits	1,138,642	886,734	666,048
Provision for bad debts	276,518	201,334	156,226
Supplies	332,378	254,687	196,008
Rent	70,143	54,390	42,821
Other operating expenses	580,420	441,308	323,702
Minority interest in earnings	1,987	2,236	109
Depreciation and amortization	143,766	118,218	90,913
Amortization of goodwill	—	—	28,755

Total operating costs and expenses	2,543,854	1,958,907	1,504,582

Income from operations	290,770	241,510	189,043
Interest expense, net of interest income of $181, $399 and $359 in 2003, 2002 and 2001, respectively	71,092	62,860	94,548
Loss from early extinguishment of debt	—	8,646	6,243

Income before income taxes	219,678	170,004	88,252
Provision for income taxes	88,206	70,020	43,509

Net income	$131,472	$99,984	$44,743

Net income per common share:
Basic	$1.34	$1.02	$0.51

Diluted	$1.30	$1.00	$0.50

Weighted average number of shares outstanding:
Basic	98,391,849	98,421,052	88,382,443

Diluted	108,094,956	108,378,131	90,251,428

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$16,331	$132,844
Patient accounts receivable, net of allowance for doubtful accounts of $103,677 and $73,110 in 2003 and 2002, respectively	559,097	400,442
Supplies	77,418	60,456
Prepaid expenses and taxes	24,314	22,107
Deferred income taxes	—	15,684
Other current assets	18,920	16,193

Total current assets	696,080	647,726

Property and equipment:
Land and improvements	101,046	78,190
Buildings and improvements	1,092,102	808,521
Equipment and fixtures	579,313	424,027

	1,772,461	1,310,738
Less accumulated depreciation and amortization	(377,116)	(281,401)

Property and equipment, net	1,395,345	1,029,337

Goodwill	1,155,797	1,029,975

Other assets, net of accumulated amortization of $62,463 and $56,016 in 2003 and 2002, respectively	102,989	102,458

Total assets	$3,350,211	$2,809,496

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$29,677	$18,529
Accounts payable	154,711	111,677
Current income taxes payable	9,126	6,559
Deferred income taxes	669	—
Accrued liabilities:
Employee compensation	115,478	94,359
Interest	7,558	6,781
Other	80,845	80,525

Total current liabilities	398,064	318,430

Long-term debt	1,444,981	1,173,929

Deferred income taxes	110,341	65,120

Other long-term liabilities	46,236	37,712

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued.	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 99,657,532 shares issued and 98,681,983 shares outstanding at December 31, 2003 and 99,787,034 shares issued and 98,811,485 shares outstanding at December 31, 2002	997	998
Additional paid-in capital	1,315,959	1,319,370
Treasury stock, at cost, 975,549 shares at December 31, 2003 and 2002	(6,678)	(6,678)
Unearned stock compensation	(2)	(15)
Accumulated other comprehensive income (loss)	(103)	(8,314)
Retained earnings (Accumulated deficit)	40,416	(91,056)

Total stockholders' equity	1,350,589	1,214,305

Total liabilities and stockholders' equity	$3,350,211	$2,809,496

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common stock			Treasury stock		Notes Receivable for Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital				Unearned Stock Compensation
	Shares	Amount		Shares	Amount					Total
BALANCE, January 1, 2001	87,105,562	$871	$998,092	(967,980)	$(6,587)	$(334)	$(85)	$—	$(235,783)	$756,174
Comprehensive Income:
Net income	—	—	—	—	—	—	—	—	44,743	44,743
Net change in fair value of interest rate swaps, net of tax expense of $478	—	—	—	—	—	—	—	750	—	750

Total comprehensive income								750	44,743	45,493
Issuance of common stock in connection with secondary public offering, net of issuance costs	12,000,000	120	305,954	—	—	—	—	—	—	306,074
Issuance of common stock in connection with the exercise of options	243,958	2	2,983	—	—	—	—	—	—	2,985
Issuance of common stock to employee benefit plan	95,478	1	2,894	—	—	—	—	—	—	2,895
Tax benefit from exercise of options	—	—	1,968	—	—	—	—	—	—	1,968
Payments on notes receivable	—	—	—	—	—	123	—	—	—	123
Common stock purchased for treasury, at cost	—	—	—	(7,569)	(91)	—	—	—	—	(91)
Earned stock compensation	—	—	—	—	—	—	44	—	—	44

BALANCE, December 31, 2001	99,444,998	994	1,311,891	(975,549)	(6,678)	(211)	(41)	750	(191,040)	1,115,665
Comprehensive Income:
Net income	—	—	—	—	—	—	—	—	99,984	99,984
Net change in fair value of interest rate swaps, net of tax benefit of $5,794	—	—	—	—	—	—	—	(9,064)	—	(9,064)

Total comprehensive income								(9,064)	99,984	90,920
Issuance of common stock in connection with the exercise of options	203,295	2	2,536	—	—	—	—	—	—	2,538
Issuance of common stock to employee benefit plan	138,741	2	3,702	—	—	—	—	—	—	3,704
Tax benefit from exercise of options	—	—	1,241	—	—	—	—	—	—	1,241
Payments on notes receivable	—	—	—	—	—	211	—	—	—	211
Earned stock compensation	—	—	—	—	—	—	26	—	—	26

BALANCE, December 31, 2002	99,787,034	998	1,319,370	(975,549)	(6,678)	—	(15)	(8,314)	(91,056)	1,214,305
Comprehensive Income:
Net income	—	—	—	—	—	—	—	—	131,472	131,472
Net change in fair value of interest rate swaps, net of tax expense of $5,258	—	—	—	—	—	—	—	8,211	—	8,211

Total comprehensive income	—	—	—	—	—	—	—	8,211	131,472	139,683
Repurchase of common stock	(790,000)	(8)	(14,708)	—	—	—	—	—	—	(14,716)
Issuance of common stock in connection with the exercise of options	384,715	4	4,266	—	—	—	—	—	—	4,270
Issuance of common stock to employee benefit plan	275,783	3	5,193	—	—	—	—	—	—	5,196
Tax benefit from exercise of options	—	—	1,838	—	—	—	—	—	—	1,838
Earned stock compensation	—	—	—	—	—	—	13	—	—	13

BALANCE, December 31, 2003	99,657,532	$997	$1,315,959	(975,549)	$(6,678)	$—	$(2)	$(103)	$40,416	$1,350,589

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2003	2002	2001
	(Dollars in thousands)
Cash flows from operating activities:
Net income	$131,472	$99,984	$44,743
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	143,766	118,218	119,668
Deferred income taxes	61,574	38,172	25,280
Stock compensation expense	13	26	44
Loss on early extinguishment of debt	—	8,646	6,243
Minority interest in earnings	1,987	2,236	109
Other non-cash (income) expenses, net	320	186	(104)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(150,843)	(19,099)	(12,241)
Supplies, prepaid expenses and other current assets	(13,727)	(12,566)	1,999
Accounts payable, accrued liabilities and income taxes	34,722	22,628	(40,088)
Other	34,420	27,068	8,734

Net cash provided by operating activities	243,704	285,499	154,387

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(450,572)	(156,069)	(150,941)
Purchases of property and equipment	(146,379)	(103,975)	(83,232)
Disposition of facility	4,088	—	—
Proceeds from sale of equipment	1,072	473	423
Increase in other assets	(28,979)	(31,569)	(31,361)

Net cash used in investing activities	(620,770)	(291,140)	(265,111)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	—	306,074
Proceeds from issuance of convertible debt	—	—	287,500
Proceeds from exercise of stock options	4,264	2,541	2,985
Stock buy-back	(14,708)	—	—
Common stock purchased for treasury	—	—	(91)
Deferred financing costs	(1,261)	(8,959)	(7,750)
Proceeds from minority investors in joint ventures	—	1,770	3,960
Redemption of minority investments in joint ventures	(430)	(707)	(1,594)
Distribution to minority investors in joint ventures	(2,471)	(1,890)	(324)
Borrowings under Credit Agreement	390,700	905,900	124,684
Repayments of long-term indebtedness	(115,541)	(768,556)	(610,074)

Net cash provided by financing activities	260,553	130,099	105,370

Net change in cash and cash equivalents	(116,513)	124,458	(5,354)
Cash and cash equivalents at beginning of period	132,844	8,386	13,740

Cash and cash equivalents at end of period	$16,331	$132,844	$8,386

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

        Business.    Community Health Systems, Inc. (the "Company") owns, leases and operates acute care hospitals that are the principal providers of primary healthcare services in non-urban communities. As of December 31, 2003, the Company owned, leased or operated 72 hospitals, licensed for 7,810 beds in 22 states.

        Use of Estimates.    The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.

        Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and its subsidiaries all of which are controlled by the Company through majority voting control. All significant intercompany accounts and transactions have been eliminated. Certain of the subsidiaries have minority stockholders. The amount of minority interest in equity is not material and is included in other long-term liabilities and minority interest in income or loss is disclosed separately on the statement of income.

        Cost of Revenue.    The majority of the Company's operating expenses are "cost of revenue" items. Operating costs that could be classified as general and administrative by the Company would include the Company's corporate office costs which were $42.0 million, $33.1 million and $27.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        Cash Equivalents.    The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

        Supplies.    Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

        Property and Equipment.    Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land improvements (2 to 15 years; weighted average useful life is 15 years), buildings and improvements (5 to 40 years; weighted average useful life is 21 years) and equipment and fixtures (4 to 18 years; weighted average useful life is 8 years). Costs capitalized as construction in progress were $45.9 million and $17.7 million at December 31, 2003 and 2002, respectively. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Interest capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost," was $2.3 million, $3.5 million and $3.1 million for the years ended December 31, 2003, 2002, and 2001, respectively.

        The Company also leases certain facilities and equipment under capital leases (see Notes 2 and 7). Such assets are amortized on a straight-line basis over the lesser of the term of the lease, or the remaining useful lives of the applicable assets.

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

        Third-Party Reimbursement.    Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems, provisions of cost-reimbursement and other payment methods. Approximately 44% of net operating revenues for the years ended December 31, 2003 and December 31, 2002 and 45% for the year ended December 31, 2001, are related to services rendered to patients covered by the Medicare and Medicaid programs. Included in the amounts received from Medicare, approximately 0.70% of net operating revenues for 2003, 0.66% for 2002 and 0.65% for 2001 relates to Medicare inpatient outlier payments. In addition, the Company is reimbursed by non-governmental payors using a variety of payment methodologies. Amounts received by the Company for treatment of patients covered by such programs are generally less than the standard billing rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net operating revenues. Final settlements under certain of these programs are subject to adjustment based on administrative review and audit by third parties. Adjustments to the estimated billings are recorded in the periods that such adjustments become known. Adjustments to previous program reimbursement estimates are accounted for as contractual adjustments and reported in future periods as final settlements are determined. Adjustments related to final settlements or appeals increased revenue by an insignificant amount in each of the years ended December 31, 2003, 2002 and 2001. Net amounts due to third-party payors as of December 31, 2003 were $21 million and as of December 31, 2002 were $29 million and are included in accrued liabilities-other in the accompanying balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 1999.

        Allowance for Doubtful Accounts.    Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. Substantially all of the Company's receivables are related to providing healthcare services to our hospitals' patients. The Company's estimate for its allowance for doubtful accounts is calculated by reserving as uncollectible all governmental and non-governmental accounts over 150 days from discharge. This method is monitored based on our historical collection experience. Uncollected accounts are written off when turned over to an outside collection agency or over 210 days from discharge if being collected by the Company's internal collection agency.

        Concentrations of Credit Risk.    The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company's facilities and are insured under third-party payor agreements. Because of the geographic and economic diversity of the Company's facilities and non-governmental third-party payors, Medicare and Medicaid represent the Company's only significant concentrations of credit risk.

        The following table sets forth the gross accounts receivable, net of the related contractual allowance for the periods presented (in thousands):

	Balance as of December 31,
	2003			2002
	Medicare	Medicaid	Managed Care, Self-pay and Other	Medicare	Medicaid	Managed Care, Self-pay and Other
Gross accounts receivable	$426,228	$266,382	$685,206	$243,441	$151,730	$476,058
Contractual allowance	(303,707)	(171,606)	(239,729)	(164,811)	(92,900)	(139,966)

Accounts receivable, net of contractual allowance	$122,521	$94,776	$445,477	$78,630	$58,830	$336,092

        Net Operating Revenues.    Net operating revenues are recorded net of provisions for contractual adjustments of approximately $5,418 million, $3,507 million and $2,427 million in 2003, 2002 and 2001, respectively. Net operating revenues are recognized when services are provided. In the ordinary course of business the Company renders services to patients who are financially unable to pay for hospital care. The value (at the Company's standard charges) of these services to patients who are unable to pay is eliminated prior to reporting net operating revenues and was $90.0 million, $54.7 million and $43.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

        Professional Liability Insurance Claims.    The Company accrues for estimated losses resulting from professional liability claims to the extent they are not covered by insurance. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially-determined projections and is discounted to its net present value. To the extent that subsequent claims information varies from management's estimates, the liability is adjusted currently.

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

        Comprehensive Income.    SFAS No. 130, "Reporting Comprehensive Income," defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. "Accumulated other comprehensive income (loss)" of (0.1) million net of income tax benefit of $0.1 million at December 31, 2003, ($8.3) million net of income tax benefit of $5.3 million at December 31, 2002 and $0.8 million net of income tax expense of $0.4 million at December 31, 2001, represents the cumulative change in fair value of interest rate swap agreements at the respective balance sheet dates.

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

        Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of each option granted during 2003, 2002 and 2001 were $7.50, $7.62 and $8.46, respectively. In 2003, 2002 and 2001 the exercise price of options granted was the same as the fair value of the related stock. The following weighted-average assumptions were used for grants in fiscal 2003, 2002 and 2001: risk-free interest rate of 2.03%, 2.38% and 3.71%; expected volatility of the Company's stock was 44% and 38% for 2003 and 2002, respectively, and the expected volatility of the Company's common stock based on peer companies in the healthcare industry was 57% for 2001; no dividend yields; and weighted-average expected life of the options of 4 years, 4 years and 2 years for options granted in 2003, 2002 and 2001, respectively.

        Had the fair value of the options granted been recognized as compensation expense on a straight line basis over the vesting period of the grant, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

	Year Ended December 31,
	2003	2002	2001
Net income:	$131,472	$99,984	$44,743
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	5,104	4,310	4,492

Pro-forma net income	$126,368	$95,674	$40,251

Net income per share:
Basic—as reported	$1.34	$1.02	$0.51

Basic—pro-forma	$1.28	$0.97	$0.46

Diluted—as reported	$1.30	$1.00	$0.50

Diluted—pro-forma	$1.25	$0.96	$0.45

        Segment Reporting.    The Company operates in one line of business which is the provision of health care through general acute care hospitals and related health care facilities. To more efficiently manage the Company's business, it has been organized into operating segments or groups. The groups' economic characteristics, nature of their operations, regulatory environment in which they operate and the way in which they are managed are all similar. Accordingly, the Company aggregates its groups into a single reportable segment as that term is defined by SFAS No. 131 " Disclosures About Segments of an Enterprise and Related Information."

        Derivative Instruments and Hedging Activities.    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", amended by SFAS No. 137, SFAS No. 138 and SFAS No. 149. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the consolidated balance sheet as either an asset or liability measured at its fair value. SFAS 133 requires that changes in a derivative's fair value be recorded each period in earnings or other comprehensive income ("OCI"), depending on whether the derivative is designated and is effective as a hedged transaction, and on the type of hedge transaction. Changes in the fair value of derivative instruments recorded to OCI are reclassified to earnings in the period affected by the underlying hedged item. Any portion of the fair value of a derivative instrument determined to be ineffective under the rules is recognized in current earnings. The adoption of SFAS No. 133, as amended, on January 1, 2001 did not have a material effect on the Company's consolidated financial position or results of operations.

        The Company has entered into several interest rate swap agreements that fall under the scope of this pronouncement. See Note 6 for further discussion about the swap transactions.

        New Accounting Pronouncements.    Effective July 1, 2001, the Company adopted SFAS No. 141, "Business Combinations," and effective January 1, 2002, adopted SFAS No. 142, "Goodwill and Other Intangible Assets," related to the non-amortization of goodwill. Since adoption, existing goodwill is no longer amortized but assessed for impairment at least annually. The Company has selected September 30th as its annual assessment date. No impairment write-down occurred from the adoption of SFAS No. 142. The effect on net earnings of adopting SFAS No. 142 was a favorable increase per share (diluted) for the year ended December 31, 2003.

        The following table sets forth a reconciliation of net income and net income per share, assuming that SFAS No. 142 was applied during all periods presented.

	Year Ended December 31,
	2003	2002	2001
	(in thousands, except per share data)
Net income:
As reported	$131,472	$99,984	$44,743
Goodwill amortization, net of tax	—	—	24,806

As adjusted	$131,472	$99,984	$69,549

Net income per share — basic:
As reported	$1.34	$1.02	$0.51
Goodwill amortization, net of tax	—	—	0.28

As adjusted	$1.34	$1.02	$0.79

Net income per share — diluted:
As reported	$1.30	$1.00	$0.50
Goodwill amortization, net of tax	—	—	0.27

As adjusted	$1.30	$1.00	$0.77

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." This statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers." This statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provision of this statement related to the rescission of SFAS No. 4 are effective for fiscal years beginning after May 15, 2002. Upon adoption, the extraordinary losses recognized in the year ended December 31, 2002 and the year ended December 31, 2001 were reclassified before income before income taxes to conform to the provisions of SFAS No. 145.

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

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, an Interpretation of FASB Statements No. 5, 57, and 107 and Rescission of FASB Interpretation No. 34" ("FIN No. 45"). The interpretation requires that upon issuance of a guarantee, the entity must recognize a liability for the fair value of the obligation it assumes under that guarantee. This interpretation is intended to improve the comparability of financial reporting by requiring identical accounting for guarantees issued with separately identified consideration and guarantees issued without separately identified consideration. For the Company, the initial recognition and measurement provisions of FIN No. 45 are applicable to guarantees issued or modified after December 31, 2002. The Company's adoption of FIN No. 45 did not have a material effect on the Company's consolidated financial position or consolidated results of operations. The disclosure requirements of FIN No. 45 were effective for the Company as of December 31, 2002. The required disclosures are included in Note 11.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. SFAS No. 148 is effective for annual and interim periods beginning after December 15, 2002. As the Company elected not to change to the fair value based method of accounting for stock-based employee compensation, the adoption of SFAS No. 148 did not have an impact on the Company's consolidated financial position or consolidated results of operation. The Company has included the disclosures in accordance with SFAS No. 148 in this Note 1.

        In May 2003, the FASB issued SFAS No. 149 "Amendment of Statement No. 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments and for hedging activities. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's consolidated results of operations or consolidated financial position.

        In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities specified financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective immediately for instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim reporting period beginning after June 15, 2003. In November 2003, the FASB issued staff position 150-3. Position 150-3 deferred the effective date for applying the provisions of SFAS No. 150 for certain mandatorily redeemable noncontrolling interests. The adoption of the current provisions of SFAS No. 150 did not have a material impact on the Company's consolidated results of operations or consolidated financial position.

        In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities ("VIE's")" ("FIN No. 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As of December 31, 2003, the Company has adopted the provisions of FIN No. 46 which are effective as of December 31, 2003 and required to be applied to those entities that are considered to be special-purpose entities. The adoption of those effective provisions of FIN No. 46 did not have a impact on the Company's consolidated financial position or results of operations as the Company has not identified any relationships that would qualify as special-purpose entities. The Company does not anticipate any impact on the consolidated financial statements of adopting the remaining provisions of FIN No. 46, which are effective for the Company March 31, 2004. As of December 31, 2003 the Company does not have any VIE's.

        Reclassifications.    Certain amounts presented in prior year's financial statements have been reclassified to conform with the current year presentation.

2. Long-Term Leases and Purchases of Hospitals

        The business combinations completed by the Company during 2003 and 2002 have been accounted for and are disclosed in accordance with the provisions of SFAS No. 141. During 2003, the Company acquired through three purchase transactions and one capital lease transaction, most of the assets and working capital of ten hospitals. On January 1, 2003, the Company acquired seven hospitals located in West Tennessee from Methodist Healthcare Corporation of Memphis, Tennessee in a single purchase transaction. Combined licensed beds at these seven facilities total 676. On July 1, 2003, the Company acquired Pottstown Memorial Medical Center, a 222 bed hospital located in Pottstown, Pennsylvania. On August 1, 2003, the Company acquired Southside Regional Medical Center, a 408 bed hospital located in Petersburg, Virginia in a capital lease transaction. On October 1, 2003, the Company acquired Laredo Medical Center, a 326 bed hospital located in Laredo, Texas. The aggregate consideration for the ten hospitals totaled approximately $466 million, consisting of $423 million in cash and approximately $43 million in assumed liabilities. Goodwill recognized in these transactions totaled $119 million. Goodwill recorded during 2003 is expected to be fully deductible for tax purposes.

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

        The foregoing acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price has been determined by the Company based upon available information and, for certain acquisition transactions closed in 2003, is subject to obtaining final asset valuations prepared by independent appraisers, and settling amounts related to purchased working capital. Independent asset valuations are generally completed within 120 days of the date of acquisition; working capital settlements are generally made within 180 days of the date of acquisition. Adjustments to the purchase price allocation are not expected to be material.

        The table below summarizes the allocations of the purchase price (including assumed liabilities) for these acquisitions (in thousands):

	2003	2002	2001
Current assets	$23,174	$35,517	$48,805
Property and equipment	319,859	119,440	127,209
Goodwill and other intangibles	123,285	18,228	49,335

        The operating results of the foregoing hospitals have been included in the consolidated statements of operations from their respective dates of acquisition. The following pro forma combined summary of operations of the Company gives effect to using historical information of the operations of the hospitals purchased in 2003 and 2002 as if the acquisitions had occurred as of January 1, 2002 (in thousands except per share data):

	Year Ended December 31,
	2003	2002
Pro forma net operating revenues	$3,091,237	$2,836,258
Pro forma net income	122,482	76,160
Pro forma net income per share:
Basic	$1.24	$0.77
Diluted	$1.21	$0.76

3. Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill for the twelve months ended December 31, 2003, are as follows (in thousands):

	2003	2002
Balance, beginning of year	$1,029,975	$999,525
Goodwill acquired as part of acquisitions during the year	119,155	18,228
Consideration adjustments and finalization of purchase price allocations for prior year's acquisitions	8,952	12,222
Goodwill written off as part of disposal	(2,285)	—

Balance, end of year	$1,155,797	$1,029,975

        The Company performed its initial goodwill evaluation, as required by SFAS No. 142, during the first quarter of 2002 and the annual evaluation as of each succeeding September 30. No impairment was indicated by these evaluations.

        As required by SFAS No. 142, intangible assets that do not meet the criteria for separate recognition must be reclassified and included as part of goodwill. As a result of our analysis, no reclassifications to goodwill were required as of January 1, 2002. The gross carrying amount of the Company's other intangible assets was $9.8 million as of December 31, 2003 and $3.7 million as of December 31, 2002, and the net carrying amount was $7.8 million and $2.6 million as of December 31, 2003 and December 31, 2002, respectively. Other intangible assets are included in Other assets, net on the Company's balance sheets.

        The weighted average amortization period for the intangible assets subject to amortization is approximately 7 years. There are no expected residual values related to these intangible assets. Amortization expense for these intangible assets was $0.8 million and $0.3 million during the years ended December 31, 2003 and 2002, respectively. Amortization expense on intangible assets is estimated to be $1.1 million in 2004, $1.0 million in 2005, $0.8 million in 2006, and $0.7 million in 2007.

4. Income Taxes

        The provision for income taxes consists of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001
Current
Federal	$36,605	$13,935	$1,693
State	9,225	8,960	4,688

	45,830	22,895	6,381

Deferred
Federal	36,496	41,042	33,654
State	5,880	6,083	3,474

	42,376	47,125	37,128

Total provision for income taxes	$88,206	$70,020	$43,509

        The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate (dollars in thousands):

	Year Ended December 31,
	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory federal rate	$76,887	35.0%	$59,501	35.0%	$30,888	35.0%
State income taxes, net of federal income tax benefit	9,818	4.5	9,779	5.8	5,420	6.1
Non — deductible goodwill	355	0.2	—	—	6,691	7.6
Other	1,146	0.5	740	0.4	510	0.6

Provision for income taxes and effective tax rate	$88,206	40.2%	$70,020	41.2%	$43,509	49.3%

        Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes as of December 31, consist of (in thousands):

	2003		2002
	Assets	Liabilities	Assets	Liabilities
Net operating loss and credit carryforwards	$26,211	$—	$38,049	$—
Property and equipment	—	92,778	—	72,384
Self-insurance liabilities	12,969	—	8,825	—
Intangibles	—	55,304	—	33,538
Other liabilities	—	2,423	—	2,190
Long-term debt and interest	2,327	—	1,025	—
Accounts receivable	5,553	—	16,206	—
Accrued expenses	6,814	—	4,368	—
Other comprehensive income	57	—	5,588	—
Other	3,783	—	2,811	3,073

	57,714	150,505	76,872	111,185
Valuation allowance	(18,219)	—	(15,123)	—

Total deferred income taxes	$39,495	$150,505	$61,749	$111,185

        Management believes that the net deferred tax assets will ultimately be realized, except as noted below. Management's conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has federal alternative minimum tax credit carryforwards of approximately $3.9 million, which may be carried forward indefinitely, and state net operating loss carryforwards of approximately $372 million, which expire from 2004 to 2023. With respect to the deferred tax liability pertaining to intangibles, as included above, goodwill purchased in connection with certain of the Company's business acquisitions is amortizable for income tax reporting purposes. However, for financial reporting purposes, there is no corresponding amortization allowed with respect to such purchased goodwill.

        The valuation allowance of $13.2 million, relating primarily to state net operating losses, recognized in June 1996, the date the Company's operating company was acquired (the "Acquisition") by affiliates of Forstmann Little & Co. ("FL & Co."), was reduced by approximately $0.4 million and $4.0 million in 2003 and 2002, respectively. The $0.4 million reduction in 2003 consists of $0.3 million of state net operating losses and credits that management believes will ultimately be realized and $0.1 million of state net operating losses that relate to Berrien County Hospital, which was sold during 2003. The $4.0 million reduction in 2002 relates to net operating losses and credits that management believes will ultimately be realized. No benefit was recorded in 2003 or 2002 for the actual utilization or the expected utilization of state net operating losses incurred in pre-FL & Co. acquisition years, as a valuation allowance attributable to these losses had previously been recorded in goodwill. Accordingly, goodwill was reduced in 2003 and 2002 for the tax benefit realized through the actual utilization of these losses or the expected utilization of these losses in future years. Likewise, any future benefits attributable to a decrease in the valuation allowance recognized at the date of acquisition by FL & Co.

will be recorded as a reduction in goodwill. In this regard, at December 31, 2003, the remaining valuation allowance recorded pursuant to the Acquisition is $2.0 million.

        The valuation allowance increased by $3.1 million and $0.5 million during the years ended December 31, 2003 and 2002, respectively. In addition to amounts previously discussed, the change in valuation allowance relates to a redetermination of the amount of, and realizability of, net operating losses in certain state income tax jurisdictions.

        In addition to the amount paid in 2001 for federal income tax examinations discussed below, the Company paid income taxes, net of refunds received, of $27.2 million, $15.7 million and $2.5 million during 2003, 2002, and 2001, respectively.

        Federal Income Tax Examinations.    In 2001, the Company settled the Internal Revenue Service examinations of its filed federal income tax returns for the tax periods ended December 31, 1993 through December 31, 1996. In that settlement, the Company agreed to several adjustments, primarily involving temporary or timing differences, and paid approximately $8.5 million, in satisfaction of the resulting federal income taxes and interest.    The Internal Revenue Service examinations did not have a material financial impact on the Company. Such payment was primarily attributable to adjustments made to taxable income for the tax year ended July 10, 1996. These adjustments resulted in a reduction in the net operating loss carryback available to offset pre-1996 tax liabilities, for which the Company had previously received a refund.

        Periods subsequent to 1996 have not been examined by the Internal Revenue Service. Additionally, the Company is not currently under examination by the Internal Revenue Service. Management believes the Company's tax accruals are adequate to cover tax liabilities for all open tax years.

5. Long-Term Debt

        Long-term debt consists of the following (in thousands):

	As of December 31,
	2003	2002
Credit Facilities:
Revolving Credit Loans	$85,000	$—
Term Loans	1,038,875	847,875
Convertible Notes	287,500	287,500
Tax-exempt bonds	8,000	8,000
Capital lease obligations (see Note 7)	25,050	26,462
Term loans from acquisitions	9,600	10,800
Other	20,633	11,821

Total debt	1,474,658	1,192,458
Less current maturities	(29,677)	(18,529)

Total long-term debt	$1,444,981	$1,173,929

        Credit Facilities.    On July 16, 2002, the Company entered into a $1.2 billion senior secured credit facility with a consortium of lenders. The facility replaced the previous credit facility and consists of an $850 million term loan that matures in 2010 (as opposed to 2005 under the previous facility) and a six-year $350 million revolving credit facility that matures in 2008 (as opposed to 2004 under the previous facility). On July 2, 2003, the Company amended its senior secured credit facility by exercising a feature allowing it to add $200 million of funded term loans with the same interest rate per annum as its existing term loans. The $200 million incremental term loans mature in 2011. The Company may elect from time to time an interest rate per annum for the borrowings under the term loan including the incremental term loan, and revolving credit facility equal to (a) an annual benchmark rate, which will be equal to the greatest of (i) the Prime Rate, (ii) the Base CD Rate plus 100 basis points or (iii) the Federal Funds Effective Rate plus 50 basis points (the "ABR"), plus (1) 150 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 250 basis points for the term loan and (2) the Eurodollar Applicable Margin for revolving credit loans. The Company also pays a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee is based on a pricing grid depending on the Eurodollar Applicable Margin for revolving credit loans and ranges from 0.375% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, the Company will pay fees for each letter of credit issued under the credit facility. The purpose of the facility was to refinance the Company's previous credit agreement, repay certain other indebtedness, and fund general corporate purposes including acquisitions. As of December 31, 2003, our availability for additional borrowings under its revolving credit facility was approximately $256 million of which approximately $20 million was reserved for outstanding letters of credit. As of December 31, 2003, the Company's weighted average interest rate under the Company's credit agreement was 4.0%.

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

        The Term Loans are scheduled to be paid with principal payments for future years as follows (in thousands):

Term Loans
2004	$10,500
2005	10,500
2006	10,500
2007	10,500
2008	108,250
Thereafter	888,625

Total	$1,038,875

        As of December 31, 2003 and 2002, the Company had letters of credit issued, primarily in support of certain bonds of approximately $20 million and $13 million, respectively.

        Convertible Notes.    On October 15, 2001, the Company sold $287.5 million aggregate principal amount (including the underwriter's over-allotment option) of 4.25% convertible notes for face value. The notes mature on October 15, 2008 unless converted or redeemed earlier. Interest on the notes is payable semi-annually on April 15 and October 15 of each year. The interest payments commenced April 15, 2002. The notes are convertible, at the option of the holder, into shares of the Company's common stock at any time before the maturity date, unless the Company has previously redeemed or repurchased the notes, at a conversion rate of 29.8507 shares of common stock per $1,000 principal amount of notes representing a conversion price of $33.50. The conversion rate is subject to anti-dilution adjustment in some events.

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

        Tax-Exempt Bonds.    Tax-Exempt Bonds bore interest at floating rates, which averaged 1.08% and 1.44% during 2003 and 2002, respectively.

        Other Debt.    As of December 31, 2002, other debt consisted primarily of an industrial revenue bond and other obligations maturing in various installments through 2014.

        The Company currently has six separate interest swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. Under two agreements, effective November 23, 2001 and expiring in November 2004 and 2005, the Company pays interest at fixed rates of 4.03% and 4.46%, respectively. Each of these agreements has a $100 million notional amount of indebtedness. Under a third agreement, effective November 4, 2002 and expiring November 2007, the Company pays interest at a fixed rate of 3.30% on $150 million notional amount of indebtedness. Under a fourth agreement, effective June 13, 2003 and expiring November 2007, the Company pays interest at a fixed rate of 2.04% on $100 million notional amount of indebtedness. Under a fifth agreement, effective

June 13, 2003 and expiring June 2008, the Company pays interest at a fixed rate of 2.40% on $100 million notional amount of indebtedness. Under a sixth agreement, effective October 3, 2003 and expiring October 2006, the Company pays interest at a fixed rate of 2.31% on $100 million notional amount of indebtedness. The Company receives a variable rate of interest on each of these swaps based on the three-month London Inter-Bank Offer ("LIBOR"), excluding the margin paid under the credit facility on a quarterly basis which is currently 225 basis points for revolving credit loans and 250 basis points for term loans under the credit facility. Also, an agreement with a $100 million notional amount of indebtedness, expired on November 28, 2003.

        As of December 31, 2003, the scheduled maturities of long-term debt outstanding, including capital leases, for each of the next five years and thereafter are as follows (in thousands):

2004	$29,677
2005	24,770
2006	14,153
2007	14,042
2008	483,878
Thereafter	908,138

$1,474,658

        The Company paid interest of $68 million, $59 million and $107 million on borrowings during the years ended December 31, 2003, 2002 and 2001, respectively.

6. Fair Values of Financial Instruments

        The fair value of financial instruments has been estimated by the Company using available market information as of December 31, 2003 and 2002, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	As of December 31,
	2003		2002
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$16,331	$16,331	$132,844	$132,844
Liabilities:
Credit facilities	1,123,875	1,137,510	847,875	844,166
Convertible Notes	287,500	309,218	287,500	284,729
Tax-exempt Bonds	8,000	8,000	8,000	8,000
Term loans from acquisitions	9,600	9,600	10,800	10,800
Other debt	20,633	20,633	11,821	11,821

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

        Interest Rate Swaps.    The fair value of interest rate swap agreements is the amount at which they could be settled, based on estimates obtained from the counterparty. The Company has designated the interest rate swaps as cash flow hedge instruments whose recorded value in the consolidated balance sheet approximates fair market value. The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the years ended December 31, 2003 and 2002, the Company completed an assessment of the cash flow hedge instruments and determined the hedge to be highly effective. The Company has also determined that the ineffective portion of the hedge does not have a material effect on the Company's consolidated financial position, operations or cash flows. The counterparty to the interest rate swap agreements exposes the Company to credit risk in the event of non-performance. However, the Company does not anticipate non-performance by the counterparty. The Company does not hold or issue derivative financial instruments for trading purposes. Swaps consisted of the following at December 31, 2003:

Swap #1
Notional amount	$100 million
Fixed interest rate	4.03%
Termination date	November 30, 2004
Fair value	$(2.4) million
Swap #2
Notional amount	$100 million
Fixed interest rate	4.46%
Termination date	November 30, 2005
Fair value	$(4.6) million
Swap #3
Notional amount	$150 million
Fixed interest rate	3.30%
Termination date	November 4, 2007
Fair value	$(1.3) million
Swap #4
Notional amount	$100 million
Fixed interest rate	2.04%
Termination date	June 13, 2007
Fair value	$2.9 million
Swap #5
Notional amount	$100 million
Fixed interest rate	2.40%
Termination date	June 13, 2008
Fair value	$4.0 million
Swap #6
Notional amount	$100 million
Fixed interest rate	2.31%
Termination date	October 3, 2006
Fair value	$0.6 million

        Assuming no change in December 31, 2003 interest rates, approximately $12.6 million will be charged to earnings through interest expense during the year ending December 31, 2004 pursuant to the interest rate swap agreements. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives' gains or losses reported through other comprehensive income will be reclassified into earnings.

7. Leases

        The Company leases hospitals, medical office buildings, and certain equipment under capital and operating lease agreements. During 2003, the Company entered into $76.9 million of capital leases. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs. Commitments relating to noncancellable operating and capital leases for each of the next five years and thereafter are as follows (in thousands):

Year ended December 31,	Operating	Capital
2004	$53,020	$6,803
2005	44,184	10,551
2006	34,037	2,750
2007	26,711	2,655
2008	16,775	2,057
Thereafter	56,587	7,271

Total minimum future payments	$231,314	$32,087

Less debt discounts		(7,037)

		25,050
Less current portion		(4,783)

Long-term capital lease obligations		$20,267

        Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $11.5 million of land and improvements, $94.7 million of buildings and improvements, and $49.3 million of equipment and fixtures as of December 31, 2003 and $9.9 million of land and improvements, $79.3 million of buildings and improvements and $38.2 million of equipment and fixtures as of December 31, 2002. The accumulated depreciation related to assets under capital leases was $35.4 million and $27.0 million as of December 31, 2003 and 2002, respectively. Depreciation of assets under capital leases is included in depreciation and amortization and amortization of debt discounts on capital lease obligations is included in interest expense in the consolidated statements of operations.

8. Employee Benefit Plans

        The Company has a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code, which covers all eligible employees at its hospitals, clinics, and the corporate offices. Participants may contribute a portion of their compensation not exceeding a limit set annually by the Internal Revenue Service. This plan includes a provision for the Company to match a portion of employee contributions. The Company also provides a defined contribution welfare benefit plan for post-termination benefits to executive and middle management employees. Total expense under the

401(k) plan was $6.8 million, $5.7 million and $3.5 million for the years ended December 31, 2003, 2002 and 2001, respectively. Total expense under the welfare benefit plan was $1.7 million, $0.7 million and $0.5 million for the years ended December 31, 2003, 2002 and 2001, respectively.

9. Stockholders' Equity

        On June 14, 2000, the Company closed its initial public offering of 18,750,000 shares of common stock; and on July 3, 2000, the underwriters exercised their overallotment option and purchased 1,675,717 shares of common stock. These shares were offered at $13.00 per share. On November 3, 2000, the Company completed an offering of 18,000,000 shares of its common stock at an offering price of $28.1875. Of these shares, 8,000,000 shares were sold by affiliates of FL & Co. and other shareholders. On October 15, 2001, the Company completed an offering of 12,000,000 shares of its common stock at an offering price of $26.80 concurrent with its notes offering. The net proceeds to the Company from the 2001 and the two 2000 common stock offerings in the aggregate were $306.1 million and $514.5 million, respectively, and were used to repay long-term debt.

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

        Common shares held by employees and former employees that were acquired directly from the Company are the subject of a stockholder's agreement under which each share, until vested, is subject to repurchase upon termination of employment. Shares vest, on a cumulative basis, each year at a rate of 20% of the total shares issued beginning after the first anniversary date of the purchase. Further, under the stockholder's agreement, shares of common stock held by stockholders other than FL & Co. will only be transferable together with shares transferred by FL & Co. until FL & Co.'s ownership falls below 25%.

        On January 23, 2003, the Company announced an open market share repurchase program for up to five million shares of its common stock. The share repurchase program will conclude at the earlier of three years or when the maximum number of shares have been repurchased. As of December 31, 2003, the Company had repurchased 790,000 shares at an average cost of $18.57 per share.

        During 1997, the Company granted options to purchase 191,614 shares of common stock to non-employee directors at an exercise price of $8.96 per share. These options are fully vested and expire ten years from the date of grant. As of December 31, 2003, 110,378 non-employee director options to purchase common stock were exercisable with a weighted average remaining contractual life of 3.5 years.

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

        In April 2000, the Board of Directors approved the 2000 Stock Option and Award Plan (the "2000 Plan"). The 2000 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code as well as stock options which do not so qualify, stock appreciation rights, restricted stock, performance units and performance shares, phantom stock awards and share awards. Persons eligible to receive grants under the 2000 Plan include the Company's directors, officers, employees and consultants. Options to purchase 12,562,791 shares of common stock are authorized under the 2000 Plan including 8,000,000 options authorized in an amendment to the 2000 Plan approved by the stockholders in May, 2003. Generally the options granted pursuant to the 2000 Plan are exercisable each year on a cumulative basis at a rate of 33 1/3% of the total number of common shares covered by the option beginning on the first anniversary of the date of grant and expiring ten years from the date of grant. As of December 31, 2003, a total of 4,123,013 shares of unissued common stock remain reserved for future grants under the 2000 Plan.

        The options granted are "nonqualified" for tax purposes. For financial reporting purposes, the exercise price of certain option grants under the 1996 plan were considered to be below the fair value of the stock at the time of grant. The fair value of those grants was determined based on an appraisal conducted by an independent appraisal firm as of the relevant date. The aggregate differences between fair value and the exercise price is being charged to compensation expense over the relevant vesting periods. Such expense aggregated $12,715, $26,000 and $44,000 in 2003, 2002 and 2001, respectively. Options granted under the 2000 Plan were granted to employees at the fair value of the related stock.

        A summary of the number of shares of common stock issuable upon the exercise of options under the Company's 1996 Plan and 2000 Plan for fiscal 2003, 2002 and 2001 and changes during those years is presented below:

	Shares	Price Range	Weighted Average Price
Balance at December 31, 2000	4,331,031	$6.99—31.70	$13.05
Granted	224,400	23.00—29.39	24.85
Exercised	(218,277)	6.99—20.06	12.79
Forfeited or canceled	(138,498)	6.99—31.70	13.60

Balance at December 31, 2001	4,198,656	$6.99—31.70	$13.74
Granted	393,500	20.25—27.70	23.05
Exercised	(203,295)	6.99—23.00	12.64
Forfeited or canceled	(119,183)	6.99—31.70	19.10

Balance at December 31, 2002	4,269,678	$6.99—31.70	$14.50
Granted	4,279,300	18.03—25.70	20.38
Exercised	(341,935)	6.99—24.50	11.56
Forfeited or canceled	(177,673)	6.99—31.70	22.15

Balance at December 31, 2003	8,029,370	$6.99—31.70	$17.59

        The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.99	223,175	3.8 years	$6.99	215,855	$6.99
$13.00	3,013,830	6.4 years	$13.00	3,013,830	$13.00
$18.03 — $26.00	4,601,601	9.3 years	$20.60	204,481	$23.03
$27.70 — $31.70	190,764	7.6 years	$29.98	138,543	$30.80

The effect of net income and earnings per share if the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is disclosed in Note 1.

10. Earnings Per Share

        The following table sets forth the computation of basic and diluted net income per share (in thousands, except share data):

	Year Ended December 31,
	2003	2002	2001
Numerator:
Numerator for basic earnings per share—
Net income available to common stockholders—basic	$131,472	$99,984	$44,743

Numerator for diluted earnings per share—
Net Income	$131,472	$99,984	$44,473
Interest, net of tax, on 4.25% convertible notes	8,757	8,757	—

Net income available to common stockholders—diluted	$140,229	$108,741	$44,743

Denominator:
Weighted-average number of shares outstanding—basic	98,391,849	98,421,052	88,382,443
Effect of dilutive securities:
Non-employee director options	42,717	58,783	65,245
Unvested common shares	89,439	228,427	490,158
Employee options	988,875	1,087,793	1,313,582
4.25% Convertible notes	8,582,076	8,582,076	—

Weighted-average number of shares outstanding—diluted	108,094,956	108,378,131	90,251,428

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee options	1,559,756	401,532	179,100
4.25% Convertible notes	—	—	8,582,076

11. Commitments and Contingencies

        Construction Commitments.    As of December 31, 2003, the Company has obligations under a certain hospital purchase agreement to construct one hospital in 2004 with an aggregate estimated construction cost, including equipment, of approximately $26 million. Of this amount, approximately $17 million has been expended through December 31, 2003. The Company expects to spend an additional $13 to $14 million in replacement hospital construction and equipment costs related to this project and other recently completed replacement hospital projects during 2004. In addition, the Company has also agreed, as part of the August 2003 acquisition of Southside Regional Medical Center in Petersburg, Virginia to build a replacement facility subject to state certificate of need approval. Since approval has not yet been obtained, final construction cost estimates are not yet available.

        Physician Recruiting Commitments.    As part of our physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to our communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to the physicians in excess of the amounts they earned in their practice up to the amount of the income guarantee. These income guarantee periods are typically for 12 months. Such payments are recoverable by the Company from physicians who do not fulfill their commitment period, which is typically three years, to the respective community. At December 31, 2003, the maximum potential amount of future payments under these guarantees is $13.1 million.

        Other.    At December 31, 2003, the Company has commitments whereby the Company has guaranteed rental income to the owner of a medical office building. The Company would only be required to perform under these commitments if the office space is not otherwise leased to physicians. The maximum potential amount of future payments under this commitment is $3.1 million.

        At December 31, 2003, the Company has a commitment whereby the Company has guaranteed a debt instrument at one of our joint ventures of which the Company is a minority investor. The Company would only be required to perform under this commitment if the joint venture is unable to meet its obligation. The maximum potential amount of future payments under this commitment is $2.1 million.

        Under specified acquisition agreements we have deposited funds into escrow accounts to be used solely for the purpose of recruiting physicians to that specified hospital. At December 31, 2003, the Company had $11.1 million deposited in escrow accounts, which is included in other long-term assets.

        Professional Liability Risks.    Substantially all of the Company's professional and general liability risks are subject to a per occurrence deductible; prior to June 1, 2002, substantially all of the Company's professional and general liability risks were subject to a $0.5 million per occurrence deductible, and for claims reported from June 1, 2002 through June 1, 2003, these deductibles were $2.0 million per occurrence. Additional coverage above these deductibles was purchased through captive insurance companies in which the Company had a 7.5% minority ownership interest and to which the premiums paid by the Company represented less than 8% of the total premium revenues of the captive insurance companies. Concurrently, with the formation of the Company's own wholly-owned captive insurance company in June 2003, the Company terminated its minority interest relationships in those entities. Substantially all claims reported after June 1, 2003 are self-insured up to $4.0 million per occurrence. Management may on occasion increase the insured risk at certain hospitals based upon insurance pricing and other factors. Excess insurance for all hospitals is purchased through commercial insurance companies and generally after the self-insured amount covers up to $100 million per occurrence. The Company's insurance is underwritten on a "claims-made basis." The Company accrues an estimated liability for its uninsured exposure and self-insured retention based on historical loss patterns and actuarial projections. The Company's estimated liability for the self-insured portion of professional and general liability claims was $40.9 and $22.4 million as of December 31, 2003 and 2002, respectively. These estimated liabilities represent the present value of estimated future professional liability claims payments based on expected loss patterns using a weighted-average discount rate of 3.4% in 2003 and 2002. The weighted-average discount rate is based on an estimate of the risk-free interest rate for the duration of the expected claim payments. The estimated undiscounted claims liability was $48.4 million and $24.5 million as of December 31, 2003 and 2002, respectively.

        Legal Matters.    The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated financial position, cash flows or results of operations.

12. Related Party Transactions

        The Company purchased marketing services and materials at a cost of $113,570, $195,791 and $207,573 in 2003, 2002, and 2001, respectively, from a company owned by the spouse of one of the Company's officers. Transactions with this company were discontinued in 2003.

13. Subsequent Events

        On January 22, 2004, the Company filed a registration statement with the Securities and Exchange Commission relating to the offer of up to approximately 23.0 million shares of its common stock to be sold from time to time by affiliates of FL & Co. the principal stockholder since its 1996 acquisition of the Company's predecessor. Affiliates of FL & Co. currently own 46.1 million shares of the Company, or 46.7% of the outstanding shares. The 23.0 million shares being offered represent approximately 49.9% of FL & Co.'s beneficial ownership in the Company. Other stockholders of the Company, including members of management, will have the opportunity to participate with respect to a portion of their shares. On February 26, 2004, the Company filed an amendment to the Registration Statement, in which an additional 400,870 shares were added to the Registration Statement to cover the shares to be sold by other stockholders. The Company will not receive any proceeds from any sales of shares by the selling stockholders under the Registration Statement. The Registration Statement has not yet been declared effective.

14. Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th	Total
Year ended December 31, 2003:	(in thousands, except share and per share data)
Net operating revenues	$659,277	$657,293	$723,022	$795,032	$2,834,624
Income before taxes	55,944	51,028	52,800	59,906	219,678
Net Income	33,539	30,616	31,683	35,634	131,472
Net Income per share:
Basic	0.34	0.31	0.32	0.36	1.34
Diluted	0.33	0.30	0.31	0.35	1.30
Weighted-average number of shares:
Basic	98,354,944	98,256,322	98,409,888	98,468,574	98,391,849
Diluted	107,820,250	107,765,057	108,123,167	108,672,734	108,094,956
Year ended December 31, 2002:
Net operating revenues	$533,519	$530,582	$552,841	$583,475	$2,200,417
Income before taxes	46,426	41,292	34,553	47,733	170,004
Net Income	27,176	24,241	20,156	28,411	99,984
Net income per share:
Basic	0.28	0.25	0.21	0.29	1.02
Diluted	0.27	0.24	0.21	0.28	1.00
Weighted-average number of shares:
Basic	98,111,557	98,267,874	98,533,822	98,571,812	98,421,052
Diluted	108,171,728	99,843,632	108,512,718	108,396,886	108,378,131

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A.    Controls and Procedures

        As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are adequately designed to ensure that the information required to be included in this report has been recorded, processed, summarized and reported on in a timely basis. There have been no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.    Directors and Executive Officers of the Company

Board of Directors

        The following chart lists the members of our Board of Directors. Class I terms expire at the annual meeting of stockholders in 2004, Class II terms expire at the annual meeting of stockholders in 2005, and Class III terms expire at the annual meeting of stockholders in 2006. Senator Dole has advised the Company that he will not stand for re-election at the expiration of his term. Mr. Miles has advised the Company of his intention to resign from the Board of Directors at the annual meeting of stockholders. Both decisions were made for personal reasons and not as a result of any conflict or concern with management.

Name	Age	Position
Wayne T. Smith	58	Chairman, President and Chief Executive Officer and Director (Class III)
John A. Clerico	62	Director (Class III)
Theodore J. Forstmann	64	Director (Class III)
Thomas H. Lister	40	Director (Class III)
Dale F. Frey	71	Director (Class II)
Sandra J. Horbach	43	Director (Class II)
Michael A. Miles	63	Director (Class II)
J. Anthony Forstmann	65	Director (Class I)
W. Larry Cash	55	Executive Vice President, Chief Financial Officer and Director (Class I)
Harvey Klein, M.D.	66	Director (Class I)
Robert J. Dole	80	Director (Class I)
Wayne T. Smith	Director Since 1997 Chairman of the Board

        Mr. Smith is the President and Chief Executive Officer. Mr. Smith joined us in January 1997 as President. In April 1997, we also named him our Chief Executive Officer and a member of the Board of Directors. In February 2001, he was elected Chairman of our Board of Directors. Prior to joining us, Mr. Smith spent 23 years at Humana Inc., most recently as President and Chief Operating Officer, and as a director, from 1993 to mid-1996. He is also a director of Almost Family and Praxair, Inc.

John A. Clerico	Director Since 2003 Audit and Compliance Committee Chair

        Since 2000, when Mr. Clerico co-founded ChartMark Investment's, Inc., he has served as its chairman and as a registered financial advisor. From 1992 through 2000, he served as an executive vice president and the Chief Financial Officer and a Director of Praxair, Inc. From 1983 until its spin-off of Praxair, Inc. in 1992, he served as an executive officer in various financial and accounting areas of Union Carbide Corporation.

Theodore J. Forstmann	Director Since 1996

        Mr. Forstmann has been senior founding partner of Forstmann Little & Co. since it was founded in 1978. He is also a director of The Yankee Candle Company, Inc., McLeodUSA Incorporated, and Citadel Broadcasting Corporation. He is the brother of J. Anthony Forstmann, a director of the Company.

Thomas H. Lister	Director Since 2000 Finance Committee Member Governance and Nominating Committee Member

        Mr. Lister has been a general partner of FLC XXX Partnership, L.P. since 1997. He joined Forstmann Little & Co. in 1993 as an associate. He is also a director of McLeodUSA Incorporated.

Dale F. Frey	Director Since 1997 Lead Director Governance and Nominating Committee Chair Audit and Compliance Committee Member

        Mr. Frey currently is retired. From 1984 until 1997, Mr. Frey was the Chairman of the Board and President of General Electric Investment Corp. From 1980 until 1997, he was also Vice President of General Electric Company. Mr. Frey is also a director of The Yankee Candle Company, Inc., McLeodUSA Incorporated, Aftermarket Technology Corp., Ambassadors Group, Inc., Vantis Money Management (advisory board), and Invamed Catalyst Fund (advisory board).

Sandra J. Horbach	Director Since 1996 Finance Committee Member

        Ms. Horbach has been a general partner of FLC XXIX Partnership, L.P. since 1993. She joined Forstmann Little & Company, Inc. in 1987 as an associate. She is also a director of The Yankee Candle Company, Inc. and Citadel Broadcasting Corporation.

Michael A. Miles	Director Since 1997 Compensation Committee Chair Audit and Compliance Committee Member Finance Committee Member

        Mr. Miles served as Chairman of the Board from March 1998 until February 2001; in 2003, he was elected Lead Director to oversee non-management sessions of the Board of Directors. Mr. Miles currently is retired. Mr. Miles served as Chairman and Chief Executive Officer of Philip Morris from 1991 to 1994. He is also a director of AMR Corporation, Dell Computer Corp., Exult, Inc., Morgan Stanley & Co., Sears, Roebuck and Co., AOL Time Warner Inc., Allstate, Inc., and Citadel Broadcasting Corporation. He is a special limited partner of one of the Forstmann Little partnerships.

J. Anthony Forstmann	Director Since 1997 Compensation Committee Member

        Mr. Forstmann has been a Managing Director of J.A. Forstmann & Co., a merchant banking firm, since October 1987. Mr. Forstmann was President of The National Registry Inc. from October 1991 to August 1993 and from September 1994 to March 1995 and Chief Executive Officer from October 1991 to August 1993 and from September 1994 to December 1995. In 1968, he co-founded Forstmann-Leff Associates, an institutional money management firm with $6 billion in assets. He is a special limited partner of one of the Forstmann Little Partnerships. He is also a director of Citadel Broadcasting Corporation. He is the brother of Theodore J. Forstmann, a director of the Company.

W. Larry Cash	Director Since 2001

        Mr. Cash serves as the Executive Vice President and Chief Financial Officer. Prior to joining Community Health Systems, he served as Vice President and Group Chief Financial Officer of Columbia/HCA Healthcare Corporation from September 1996 to August 1997. Prior to Columbia/HCA, Mr. Cash spent 23 years at Humana Inc., most recently as Senior Vice President of Finance and Operations from 1993 to 1996. He is also a director of Cross Country, Inc.

Harvey Klein, M.D.	Director Since 2001 Governance and Nominating Committee Member

        Dr. Klein has been an Attending Physician at the New York Hospital since 1992. Dr. Klein serves as the William S. Paley Professor of Clinical Medicine at Cornell University Medical College, a position he has held since 1992. He also has been a Member of the Board of Overseers of Weill Medical College of Cornell University since 1997. Dr. Klein is a member of the American Board of Internal Medicine and American Board of Internal Medicine, Gastroenterology.

Robert J. Dole	Director Since 1997

        Senator Dole served in the U.S. Senate from 1968 to 1996, during which time he served as Senate majority leader, minority leader and chairman of the Senate Finance Committee. Senator Dole also served as a U.S. Representative from 1960 to 1968. He was special counsel with Verner, Liipfert, Bernhard, McPherson and Hand from 1997 through 2002. In 2003, he became special counsel to the law firm of Alston & Bird, LLP. He is also a director of TB Wood's Corp.

Executive Officers

        The following table sets forth information regarding our executive officers as of February 15, 2004. Each of our executive officers holds an identical position with CHS/Community Health Systems, Inc., our wholly-owned subsidiary:

Name	Age	Position
Wayne T. Smith	58	Chairman of the Board, President and Chief Executive Officer and Director (Class III)
W. Larry Cash	55	Executive Vice President, Chief Financial Officer and Director (Class I)
David L. Miller	55	Senior Vice President—Group Operations
Gary D. Newsome	46	Senior Vice President—Group Operations
Michael T. Portacci	45	Senior Vice President—Group Operations
William S. Hussey	55	Senior Vice President—Group Operations
Martin G. Schweinhart	49	Senior Vice President—Operations
Rachel A. Seifert	44	Senior Vice President, Secretary and General Counsel
T. Mark Buford	50	Vice President and Corporate Controller

        Wayne T. Smith.    The principal occupation and employment experience of Mr. Smith during the last five years is set forth above.

        W. Larry Cash.    The principal occupation and employment experience of Mr. Cash during the last five years is set forth above.

        David L. Miller serves as Senior Vice President—Group Operations. Mr. Miller joined us in November 1997 as a Group Vice President, and presently manages hospitals in Alabama, Florida, Louisiana, North Carolina, South Carolina, Virginia, and West Virginia. Prior to joining us, he served as a Divisional Vice President for Health Management Associates, Inc. from January 1996 to October 1997. From July 1994 to December 1995, Mr. Miller was the Chief Executive Officer of the Lake Norman Regional Medical Center in Mooresville, North Carolina, which is owned by Health Management Associates, Inc.

        Gary D. Newsome serves as Senior Vice President—Group Operations. Mr. Newsome joined us in February 1998 as Group Vice President, and presently manages hospitals in Illinois, Kentucky, New Jersey, and Pennsylvania. Prior to joining us, he was a Divisional Vice President of Health Management Associates, Inc. From January 1995 to January 1996, Mr. Newsome served as Assistant Vice President/Operations and Group Operations Vice President responsible for facilities of Health Management Associates, Inc., in Oklahoma, Arkansas, Kentucky and West Virginia.

        Michael T. Portacci serves as Senior Vice President—Group Operations. Mr. Portacci joined us in 1987 as a hospital administrator and became a Group Director in 1991. In 1994, he became Group Vice President, and presently manages facilities in Arizona, California, Missouri, New Mexico, Texas, Utah and Wyoming.

        William S. Hussey serves as Senior Vice President—Group Operations. Mr. Hussey joined us in June 2001 as a Group Assistant Vice President. In January 2003, he was promoted to Group Vice President and in January 2004, he was promoted to Group Senior Vice President. Mr. Hussey presently manages facilities in Arkansas, Georgia, Kentucky, Mississippi and Tennessee. Prior to joining us, he served as President and CEO for Gulfside Medical Development in Ft. Myers, Florida, from 1998 to 2001. From 1992 to 1997, Mr. Hussey served as President—Tampa Bay Division, for Columbia/HCA Healthcare Corporation.

        Martin G. Schweinhart serves as Senior Vice President—Operations. Mr. Schweinhart joined us in June 1997 and has served as the Vice President—Operations. From 1994 to 1997 he served as Chief Financial Officer of the Denver and Kentucky divisional markets of Columbia/HCA Healthcare Corporation. Prior to that time he spent 18 years with Humana Inc. and Columbia/HCA in various management capacities.

        Rachel A. Seifert serves as Senior Vice President, Secretary and General Counsel. She joined us in January 1998 as Vice President, Secretary and General Counsel. From 1992 to 1997, she was Associate General Counsel of Columbia/HCA Healthcare Corporation and became Vice President-Legal Operations in 1994. Prior to joining Columbia/HCA in 1992, she was in private practice in Dallas, Texas.

        T. Mark Buford, C.P.A. serves as Vice President and Corporate Controller. Mr. Buford has served as our Corporate Controller since 1986 and as Vice President since 1988.

Director Compensation

        Directors who are neither our executive officers nor general partners in the Forstmann Little partnerships that beneficially own shares of our common stock, known as the eligible directors, have been granted options to purchase our common stock in connection with their election to our Board of Directors. Prior to 2003, directors did not receive any fees for serving on our Board, but were reimbursed for their out-of-pocket expenses arising from attendance at meetings of the Board and committees.

        In December 2002, our Board of Directors approved a compensation program for eligible directors. The program consists of both cash and equity based compensation. Only those directors who are neither members of management nor general partners in the Forstmann Little partnerships are eligible to participate in this compensation program. Eligible directors receive an annual stipend of $25,000, and an additional $2,500 for each committee chair appointment. Eligible directors also receive $1,500 for each Board meeting attended and $1,000 for each committee meeting attended. Eligible directors receive 10,000 stock options upon their initial appointment and 5,000 additional stock options generally for each year that they serve on our Board of Directors. Stock options are to be granted under our Amended and Restated 2000 Stock Option and Award Plan and will vest over two years. All directors will continue to be reimbursed for their out-of-pocket expenses arising from attendance at meetings of the Board and committees.

Audit Committee Financial Expert

        Prior to becoming a public company, the Company's Board of Directors' established a wholly independent Audit and Compliance Committee as required by the listing standards of the New York Stock Exchange. The Committee's charter has been published in the Company's proxy statement issued in connection with its Annual Meeting of Stockholders in 2001 and 2003, and the current version is posted on the Company's website at www.chs.net. The Committee consists of three independent directors, as the term "independent" is used in Item 7 (d)(3)(iv) of Schedule 14A under the Securities Exchange Act, each of whom meets the additional qualifications for audit committee membership as required by the listing standards of the New York Stock Exchange and the Sarbanes-Oxley Act of 2002, and the regulations promulgated thereunder. The Board of Directors has determined that our Audit and Compliance Committee has two "audit committee financial experts," (as defined in Item 401(h) of Regulation S-K) John A. Clerico and Dale F. Frey. Both Mr. Clerico and Mr. Frey are qualified as "audit committee financial experts" by education and experience as a principal financial officer and/or active supervision of a principal financial officer.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's executive officers, directors and persons who beneficially own greater than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. These persons are required by regulation to furnish us with copies of all Section 16(a) reports that they file. Based solely on our review of copies of these reports that we have received and on representations from all reporting persons that no Form 5 report was required to be filed by them, we believe that during 2003, all our officers, directors and greater than 10% beneficial owners complied with all of their Section 16(a) filing requirements.

Code of Ethics

        The Company has adopted a Code of Conduct that applies to all directors, officers and employees, including, without limitation, the Company's principal executive officer, principal financial officer, principal accounting officer, controller, and all other persons performing similar functions. Our Code of Conduct, which was amended in 2003, complies with the requirements of the Sarbanes-Oxley Act of 2002 and the regulations promulgated thereunder. Our Code of Conduct was included as an annex to our proxy statement issued in connection with our annual meeting of stockholders held in 2003 and a copy of the Code of Conduct is posted on our Company's Internet website www.chs.net. The Company intends to put on its website any amendments to or waivers, if any, from its Code of Conduct applicable to the above mentioned senior officers. The Company does not permit waivers of its Code of Conduct.

Item 11. Executive Compensation

        The following table sets forth certain summary information with respect to compensation for the years ended December 31, 2003, 2002 and 2001, paid by us for services to those persons who were, during 2003, our Chief Executive Officer and our four other most highly paid executive officers (collectively, the "Named Executives").

	Annual Compensation				Long Term Compensation Awards
Name and Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)(1)	Securities Underlying Options (#)	All Other Compensation ($)
Wayne T. Smith Chairman of the Board, President and Chief Executive Officer	2003 2002 2001	$700,000 600,000 550,000	$637,000 516,000 495,000		750,000	212,899 146,649 145,648	(2)
W. Larry Cash Executive Vice President and Chief Financial Officer	2003 2002 2001	$500,000 475,000 440,000	$455,000 386,175 374,000		500,000	98,764 106,964 98,762	(2)
Gary D. Newsome Senior Vice President— Group Operations	2003 2002 2001	$270,000 260,000 247,000	$245,450 238,180 190,490		200,000	60,640 42,535 36,922	(2)
David L. Miller Senior Vice President— Group Operations	2003 2002 2001	$277,000 264,000 255,000	169,885 192,952 155,550		200,000	32,706 28,839 26,869	(2)
Michael T. Portacci Senior Vice President— Group Operations	2003 2002 2001	$277,000 260,000 239,000	132,725 217,980 241,590		200,000	88,189 29,973 27,209	(2)

(1)
The amount of other annual compensation is not required to be reported since the aggregate amount of perquisites and other personal benefits was less than the lesser of $50,000 or 10% of the total annual salary and bonus reported for each Named Executive Officer.

(2)
Amount consists of additional long-term disability premiums for Mr. Smith of $2,250, for Mr. Cash of $2,250, for Mr. Newsome of $2,066, for Mr. Miller of $1,350, and for Mr. Portacci of $2,119 allocations of amounts to the Deferred Compensation Plan equal to the life insurance premiums that would have been required for the 2003 year under the terms of the supplemental Survivor Accumulation Plan benefit under the Supplemental Benefit Plan (the "SSAP") had the SSAP not been terminated in 2002, for Mr. Smith of $176,688, for Mr. Cash of $78,126, for Mr. Newsome of $50,185, for Mr. Miller of $25,314, and for Mr. Portacci of $78,388; employer matching contributions to the 401(k) plan for Messrs. Smith, Cash, Newsome, Miller and Portacci of $2,667; employer matching contributions to the 401(k) Supplemental plan for Mr. Cash of $1,334; employer matching contributions to the deferred compensation plan for Mr. Smith of $13,549, for Mr. Cash of $7,918, for Mr. Newsome of $3,870, and for Mr. Portacci of $3,694; and life insurance premiums for Mr. Smith of $17,744, for Mr. Cash of $6,468, for Mr. Newsome of $1,852, for Mr. Miller of $3,375, and for Mr. Portacci of $1,321.

STOCK OPTIONS

        The following table sets forth information with respect to options to purchase common stock granted during 2003 under our stock option plans to the executive officers named in the Summary Compensation Table.

	Individual Grants
		Percent of Total Options Granted to Employees in Fiscal Year (%)			Potential Realizable Value of Assumed Annual Rate of Stock Price Appreciation for Option Term(2)
	Number of Securities Underlying Options Granted (#)(1)
Name			Exercise Price ($/Share)	Expiration Date
					5%	10%
Wayne T. Smith	750,000	17.5	$20.30	5/22/2013	$9,574,920	$24,264,729
W. Larry Cash	500,000	11.7	$20.30	5/22/2013	$6,383,280	$16,176,486
Gary D. Newsome	200,000	4.7	$20.30	5/22/2013	$2,553,312	$6,470,594
David L. Miller	200,000	4.7	$20.30	5/22/2013	$2,553,312	$6,470,594
Michael T. Portacci	200,000	4.7	$20.30	5/22/2013	$2,553,312	$6,470,594

(1)
Represents options granted under our 2000 Stock Option and Award Plan. These options become exercisable with respect to one-third of the shares covered thereby on May 22, 2004, May 22, 2005 and May 22, 2006. In the event of a change in control of us as defined, all such options become immediately and fully exercisable.

(2)
The assumed 5% and 10% annual rates of appreciation over the term of the options are set forth in accordance with rules and regulations adopted by the Securities and Exchange Commission and do not represent our estimate of stock price appreciation.

AGGREGATED OPTION EXERCISES IN FISCAL 2003
AND FISCAL YEAR-END
OPTION VALUES

        The following table sets forth the stock option values as of December 31, 2003 for these persons:

			Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)
					Value of Unexercised In-the-Money Options at Fiscal Year-End ($)(1)
	Shares Acquired on Exercise (#)	Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Wayne T. Smith	—	—	1,000,000	750,000	$13,580,000	$4,710,000
W. Larry Cash	—	—	700,000	500,000	9,506,000	3,140,000
Gary D. Newsome	—	—	266,809	200,000	3,664,188	1,256,000
David L. Miller	—	—	306,809	200,000	4,207,388	1,256,000
Michael T. Portacci	20,000	$275,900	228,407	200,000	3,152,293	1,256,000

(1)
Sets forth values for options that represent the positive spread between the respective exercise prices of outstanding stock options based on the closing price of our common stock on the NYSE on December 31, 2003, which was $26.58 per share.

EMPLOYMENT ARRANGEMENTS

        There are no written employment contracts with any of our Named Executives. The stockholders' agreements, to which each of our Named Executives are bound, contain certain forfeiture provisions in the event the person engages in prohibited conduct, including certain competitive activities. The stockholders' agreement, as well as the stock option agreements, provide for full and immediate vesting of options in the event of a change of control transaction (as defined under each such agreement). Under Company policy, our Named Executives are entitled to severance compensation in the event they are terminated without cause; the compensation ranges from 12 to 24 months of base salary and other supplemental benefits depending on benefit category, length of employment and reason for termination.

SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN

        Effective January 1, 2003, the Company adopted the Supplemental Executive Retirement Plan for the benefit of our officers and key employees. This plan is a non-contributory non-qualified defined benefit plan that provides for the payment of benefits from the general funds of the Company. The Compensation Committee of our Board of Directors administers this plan and all determinations and decisions made by the Compensation Committee are final, conclusive and bending upon all persons.

        The plan generally provides that, when a participant retires after his or her normal retirement date (age 65) he or she will be entitled to an annual retirement benefit equal to (i) the participant's Annual Retirement Benefit, reduced by (ii) the sum of (a) the actuarial equivalent of the participant's monthly amount of Social Security old age and survivor disability insurance benefits payable to the participant commencing at his or her unreduced Social Security age, and (b) the annuity which is the actuarial equivalent of the amount contributed to the deferred compensation plan pursuant to the Benefit Exchange Agreement increased by 7% per year commencing January 1, 2003. (The Named Executives each entered into a Benefit Exchange Agreement with the Company which provided that, in exchange for the executive's interest in a split-dollar insurance policy, the Company would contribute certain specified amounts to the executive's account under the deferred compensation plan. These amounts are reflected in the Summary Compensation Table and described in footnote (2) thereunder.)

        For this purpose the "Annual Retirement Benefit" means an amount equal to the sum of the participant's compensation for the highest three years out of the last five full years of service preceding the participant's termination of employment, divided by three, then multiplied by the lesser of 50% or a percentage equal to 2% multiplied by the participants years of service. Benefits are generally payable over the lifetime of the participant, but may be paid in an alternative form if requested by the participant.

        In the event of a change in control, all participants who have been credited with five or more years of service will be credited with an additional three years of service. In addition, the benefit of any such participant will become fully vested and be paid out as soon as administratively feasible in a single lump sum payment. Upon such payment to all participants, the plan will terminate.

        The following table shows estimated annual supplemental retirement benefits payable under our Supplemental Executive Retirement plan at normal retirement date.

Estimated SERP Maximum Annual Benefit at Age 65
For Years of Service Indicated(1)

Compensation(2)	10 Years	15 Years	20 Years	25 Years
$ 100,000	$20,000	$30,000	$40,000	$50,000
200,000	40,000	60,000	80,000	100,000
300,000	60,000	90,000	120,000	150,000
400,000	80,000	120,000	160,000	200,000
500,000	100,000	150,000	200,000	250,000
600,000	120,000	180,000	240,000	300,000
700,000	140,000	210,000	280,000	350,000
800,000	160,000	240,000	320,000	400,000
900,000	180,000	270,000	360,000	450,000
1,000,000	200,000	300,000	400,000	500,000
1,100,000	220,000	330,000	440,000	550,000
1,200,000	240,000	360,000	480,000	600,000
1,300,000	260,000	390,000	520,000	650,000
1,400,000	280,000	420,000	560,000	700,000
1,500,000	300,000	450,000	600,000	750,000
1,600,000	320,000	480,000	640,000	800,000
1,700,000	340,000	510,000	680,000	850,000
1,800,000	360,000	540,000	720,000	900,000
1,900,000	380,000	570,000	760,000	950,000
2,000,000	400,000	600,000	800,000	1,000,000
2,100,000	420,000	630,000	840,000	1,050,000
2,200,000	440,000	660,000	880,000	1,100,000

(1)
The benefits listed are the total target benefit and are subject to reduction for certain amounts contributed to the deferred compensation plan and Social Security benefits.

(2)
Defined as salary plus bonus as set forth in the Summary Compensation Table.

        As of December 31, 2003, the estimated credited years of service for the individuals named in the Summary Compensation Table were as follows: Mr. Smith 7 years; Mr. Cash, 6 years; Mr. Newsome, 6 years; Mr. Miller, 6 years and Mr. Portacci, 7 years.

Item 12. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth information as of February 20, 2004, except as otherwise footnoted, with respect to ownership of our common stock by:

  •
  each person known by us to be a beneficial owner of more than 5% of our Company's common stock;

  •
  each of our directors;

  •
  each of our executive officers named in the Summary Compensation Table on page 78; and

  •
  all of our directors and executive officers as a group.

        Except as otherwise indicated, the persons or entities listed below have sole voting and investment power with respect to all shares of common stock beneficially owned by them, except to the extent such power may be shared with a spouse.

	Shares Beneficially Owned(1)
Name
	Number		Percent
5% Stockholders:
Forstmann Little & Co. Equity Partnership-V, L.P.(2)	26,911,990		27.2%
Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VI, L.P.(2)	19,222,748		19.5%
Iridian Asset Management LLC(3)	5,215,500		5.3%
Putnam Investment Management LLC(4)	5,053,781		5.1%
Directors:
John A. Clerico	5,000	(5)	*
Robert J. Dole	15,341	(6)	*
J. Anthony Forstmann(2)	109,481	(7)	*
Theodore J. Forstmann(2)	46,134,738		46.7%
Dale F. Frey(2)	28,181	(8)	*
Sandra J. Horbach(2)	46,134,738		46.7%
Thomas H. Lister(2)	26,911,990		27.2%
Michael A. Miles(2)	102,408	(9)	*
Harvey Klein	9,166	(10)	*
Wayne T. Smith	1,498,221	(11)	1.5%
W. Larry Cash	829,494	(12)	*
Other Named Executive Officers:
David L. Miller	382,806	(13)	*
Gary D. Newsome	303,858	(14)	*
Michael T. Portacci	289,769	(15)	*
All Directors and Executive Officers as a Group (19 persons)	49,929,977	(16)	49.1%

*
Less than 1%.

(1)
For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares of common stock when such person or persons has the right to acquire them within 60 days after February 20, 2004. For purposes of computing the percentage of outstanding shares of common stock held by each person or group of persons named above, any shares which such person or persons have the right to acquire within 60 days after February 20, 2004 is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.

(2)
Forstmann Little & Co. Equity Partnership-V, L.P., or Equity-V, a Delaware limited partnership, and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VI, L.P., or MBO-VI, a Delaware limited partnership, acquired their shares of common stock in the 1996 acquisition of our predecessor company. The general partner and one of the limited partners of Equity-V is FLC XXX Partnership, L.P., a New York limited partnership of which Theodore J. Forstmann, Sandra J. Horbach, Thomas H. Lister and Winston W. Hutchins are currently general partners. The general partner of MBO-VI is FLC XXIX Partnership, L.P., a New York limited partnership of which Theodore J. Forstmann, Sandra J. Horbach, Thomas H. Lister, Winston W. Hutchins, Jamie C. Nicholls, Gordon A. Holmes and T. Geoffrey McKay are currently general partners. Each of these individuals, other than Mr. Lister, with respect to MBO-VI, and

  Ms. Nicholls, Mr. Holmes and Mr. McKay, with respect to Equity-V and MBO-VI, for the reasons described below, may be deemed the beneficial owners of shares owned by MBO-VI and Equity-V. Mr. Lister, with respect to MBO-VI, and Ms. Nicholls, Mr. Holmes and Mr. McKay, with respect to Equity-V and MBO-VI, do not have any voting or investment power with respect to, or any economic interest in, the shares owned by MBO-VI or Equity-V. Under the terms of the partnership agreements of FLC XXIX Partnership and FLC XXX Partnership, a general partner who was not a general partner at the time an investment was made by Equity-V or MBO-VI, as the case may be, will not have voting or investment power with respect to, or any economic interest in, the shares of the Company owned by MBO-VI or Equity-V which were acquired prior to the date that he/she became a general partner. Mr. Lister was not a general partner of FLC XXIX Partnership and did not make a direct or indirect investment in the capital of MBO-VI prior to that partnership's investment in the shares of the Company. Ms. Nicholls, Mr. Holmes and Mr. McKay were not general partners of FLC XXIX Partnership or FLC XXX Partnership and did not make a direct or indirect investment in the capital of MBO-VI or Equity-V prior to those partnerships' investment in the shares of the Company. Accordingly, Mr. Lister, with respect to MBO-VI, and Ms. Nicholls, Mr. Holmes and Mr. McKay, with respect to Equity-V and MBO-VI, are not deemed to be the beneficial owners of these shares. Theodore J. Forstmann, Sandra J. Horbach, Thomas H. Lister, and Winston W. Hutchins are the natural persons that have voting and investment control with respect to shares held by Equity-V. Theodore J. Forstmann, Sandra J. Horbach and Winston W. Hutchins are the natural persons that have voting and investment control with respect to shares held by MBO-VI. Theodore J. Forstmann, Sandra J. Horbach and Thomas H. Lister are directors of Community Health Systems. Theodore J. Forstmann and J. Anthony Forstmann are brothers. Messrs. Frey and Miles are members of the Forstmann Little Advisory Board and, as such, have economic interests in Equity-V and MBO-VI. Each of Messrs. J. Anthony Forstmann and Michael A. Miles is a special limited partner in one of the Forstmann Little partnerships. None of the other limited partners in each of MBO-VI and Equity-V is otherwise affiliated with Community Health Systems. The address of Equity-V and MBO-VI is c/o Forstmann Little & Co., 767 Fifth Avenue, New York, New York 10153.

(3)
Based upon a Schedule 13G jointly filed on February 5, 2004 by Iridian Asset Management LLC, The Governor and Company of the Bank of Ireland, IBI Interfunding, BancIreland/First Financial, Inc., and BIAM (US) Inc. The address of Iridian Asset Management LLC is 276 Post Road West, Westport, CT 06880.

(4)
Based upon a Schedule 13G filed on February 13, 2004 by Putnam Investment Management LLC. The address of Putnam Investment Management LLC is One Post Office Square, Boston, MA 02109.

(5)
Includes 5,000 shares subject to options which are currently exercisable or exercisable within 60 days of February 20, 2004.

(6)
Includes 15,341 shares subject to options which are currently exercisable or exercisable within 60 days of February 20, 2004.

(7)
Includes 32,440 shares subject to options which are currently exercisable or exercisable within 60 days of February 20, 2004. The remaining shares are held through a limited partnership interest in the Forstmann Little partnerships.

(8)
Includes 28,181 shares subject to options which are currently exercisable or exercisable within 60 days of February 20, 2004

(9)
Includes 44,416 shares subject to options which are currently exercisable or exercisable within 60 days of February 20, 2004. The remaining shares are held through a limited partnership interest in the Forstmann Little partnerships.

(10)
Includes 9,166 shares subject to options which are currently exercisable or exercisable within 60 days of February 20, 2004.

(11)
Includes 1,000,000 shares subject to options which are currently exercisable or exercisable within 60 days of February 20, 2004.

(12)
Includes 700,000 shares subject to options which are currently exercisable or exercisable within 60 days of February 20, 2004.

(13)
Includes 306,809 shares subject to options which are currently exercisable or exercisable within 60 days of February 20, 2004.

(14)
Includes 266,809 shares subject to options which are currently exercisable or exercisable within 60 days of February 20, 2004.

(15)
Includes 228,407 shares subject to options which are currently exercisable or exercisable within 60 days of February 20, 2004.

(16)
Includes 2,877,978 shares subject to options which are currently exercisable or exercisable within 60 days of February 20, 2004.

EQUITY COMPENSATION PLAN INFORMATION

        The following table includes information in respect of our equity compensation plans (and any individual compensation arrangements under which our equity securities are authorized for issuance to employees or non-employees) as of December 31, 2003.

Equity Compensation Plan Information as of Fiscal Year-End

Plan category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	8,139,748	$17.47	4,123,013	(1)
Equity compensation plans not approved by security holders	—	—	—

Total	8,139,748	$17.47	4,123,013

(1)
Represents shares of our common stock that may be issued pursuant to nonqualified stock options, incentive stock options, stock appreciation rights, restricted stock, performance units, performance shares phantom stock awards and share awards under the 2000 Stock Option and Award Plan, which number is in respect of shares approved by our shareholders in 2000 and 2003.

Item 13. Certain Relationships and Related Transactions

        During the first half of 2003, the Company engaged Greenwood Marketing and Management Services to provide oversight for our Senior Circle Association, which is a community affinity organization with local chapters sponsored by each of the Company's hospitals. This company is owned and operated by Anita Greenwood Cash, the spouse of W. Larry Cash. In 2003, the Company paid Greenwood Marketing and Management Services $113,570 for marketing services, postage, magazines, handbooks, newsletters, training manuals, and membership services.

        The Company employs Brad Cash, son of W. Larry Cash. In 2003, Brad Cash received compensation of $142,801, including relocation expenses, and compensation of $3,086 incurred from the exercise of stock options, while serving as a chief financial officer of one of our hospitals.

        The Company has used the services of McLeodUSA Incorporated, a company of which affiliates of Forstmann Little & Co. beneficially owned 58% of the outstanding equity as of December 31, 2003 and which Theodore J. Forstmann, Dale F. Frey, and Thomas H. Lister serve as directors. In 2003, the Company paid McLeod USA $102,941 for telecommunications services.

        In March 2003, the Company purchased a 12.5% ownership interest in a Cessna Citation V Ultra aircraft from Richards, LLC, a company owned by Forstmann Little & Co. The Company paid the appraised value of the interest and assumed ongoing operating obligations. The net purchase price was $609,900.

        During 2003, the Company made a contribution of $25,000 to Huggy Bears, a charitable organization of whose board Theodore J. Forstmann, a director of the Company, is a member.

        The Company believes each of the transactions or financial relationships were on terms as favorable as could have been obtained from unrelated third parties.

        There were no loans outstanding during 2003 from the Company to any of its directors, nominees for director, executive officer, or any beneficial owner of 10% or more of our equity securities, or any family member of any of the foregoing.

Item 14. Principal Accounting Fees and Services

Independent Auditors' Fees

        The following table summarizes the aggregate fees billed to the Company by Deloitte & Touche LLP:

($ in thousands)	2003	2002
Audit Fees(a)	$1,222	$889
Audit-Related Fees(b)	594	425
Tax Fees(c)	268	132
All Other Fees(d)	87	56

Total	$2,171	$1,502

(a) Fees for audit services billed in 2003 and 2002 consisted of:

    •
    Audit of the Company's annual consolidated financial statements;

    •
    Reviews of the Company's quarterly consolidated financial statements; and,

    •
    Statutory and regulatory audits, consents and other services related to Securities and Exchange Commission ("SEC") matters.

(b) Fees for audit-related services billed in 2003 and 2002 consisted of:

    •
    Due diligence associated with acquisitions;

    •
    Financial accounting and reporting consultations;

    •
    Sarbanes-Oxley Act, Section 404 advisory services;

    •
    Employee benefit plan audits; and,

    •
    Agreed-upon procedures engagements.

(c) Fees for tax services billed in 2003 and 2002 consisted of tax compliance and tax planning and advice:

    •
    Fees for tax compliance services totaled $247,000 and $132,000 in 2003 and 2002, respectively. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of:

    (i)
    Federal, state and local income tax return assistance;

    (ii)
    Sales and use, property and other tax return assistance; and

    (iii)
    Assistance with tax audits and appeals.

    •
    Fees for tax planning and advice services totaled $21,000 and $0 in 2003 and 2002, respectively. Tax planning and advice are services rendered with respect to proposed transactions or that alter a transaction to obtain a particular tax result. Such services consisted of tax advice related to structuring certain proposed mergers, acquisitions and disposals.

(d) Fees for all other services billed in 2003 consisted of permitted non-audit services, such as:

    •
    Valuation, or other services permitted under transition rules in effect at May 6, 2003; and

    •
    Any other consulting or advisory service.

  Fees for all other services billed in 2002 consisted of permitted non-audit services, including valuation and other consulting services.

        In considering the nature of the services provided by the independent auditor, the Audit and Compliance Committee determined that such services are compatible with the provision of independent audit services. The Audit and Compliance Committee discussed these services with the independent auditor and Company management to determine that they are permitted under the rules and regulations concerning auditor independence promulgated by the U.S. Securities and Exchange Commission to implement the Sarbanes-Oxley Act of 2002, as well as the American Institute of Certified Public Accountants.

Pre-Approval of Non-Audit Services

        On December 10, 2002, the Board of Directors delegated to the Audit and Compliance Committee the sole authority to engage and discharge the Company's independent auditors, to oversee the conduct of the audit of the Company's consolidated financial statements, and to approve the provision of all auditing and non-audit services. The engagement letter for audit services to be rendered in 2003 was approved by the Audit and Compliance Committee on December 10, 2002 and signed by the Chair on behalf of the Committee on that date. Also on December 10, 2002, the Audit and Compliance Committee adopted a policy prohibiting the independent auditor from performing any Prohibited Non-Audit Services (as enumerated in the Sarbanes-Oxley Act of 2002) and providing for the pre-approval of non-audit services by the Chair of the Audit and Compliance Committee, provided that such decisions are reported to the Committee at its next scheduled meeting. All audit and non-audit services performed by the independent auditor during 2003 were pre-approved by the Audit and Compliance Committee prior to the commencement of such services. The Company's policy does not permit the retroactive approval for "de minimis non-audit services".

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        Item 15(a)(1), 15(a)(2) and 15(d):

        The following financial statement schedule is filed as part of this Report at page 98 hereof:

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
10.1	Form of outside director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.2	Form of Amendment No. 1 to the Director Stock Option Agreement (incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-10034977))
10.3	Form of Stockholder's Agreement between the Registrant and outside directors (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.4	Form of Employee Stockholder's Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.5	The Registrant's Employee Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.6	Form of Amendment No. 1 to the Employee Stock Option Agreement*
10.7
The Registrant's 2000 Stock Option and Award Plan (As Amended and Restated February 25, 2003) (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No 333-107810))
10.8	Form of Stockholder's Agreement between the Registrant and employees (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.9
Registration Rights Agreement, dated July 9, 1996, among the Registrant, FLCH Acquisition Corp., Forstmann Little & Co. Equity Partnership V, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership VI, L.P. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (No. 333-31790))

10.10
Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.11
Credit Agreement dated as of July 16, 2002, among systems, CHS/Community Health Systems, Inc., Community Health Systems Inc., Certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank National Association, as Documentation Agent. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.12
First Amendment, dated as of October 25, 2002 representing an amendment to the Credit Agreement dated as of July 16, 2002, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank National Association, as Documentation Agent. (incorporated by reference to exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002)
10.13
Second Amendment, dated as of January 22, 2003 representing an amendment to the Credit Agreement dated as of July 16, 2002, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank National Association, as Documentation Agent. (incorporated by reference to exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002)
10.14
Third Amendment dated July 2, 2003, to the Credit Agreement dated as of July 16, 2002 among CHS/Community Health Systems, Inc., Community Health Systems, Inc., certain lenders, Bank of America, N.A., as syndication agent, Wachovia Bank, National Association, as documentation agent, and JPMorgan Chase Bank, as administrative agent. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.15
Form of Management Rights Letter between Registrant and the partnerships affiliated with Forstmann Little & Co. (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.16
Corporate Compliance Agreement between the Office of Inspector General of the Department of Health and Human Services and the Registrant (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.17
Tenet BuyPower Purchasing Assistance Agreement, dated June 13, 1997, between Community Health Systems, Inc. and Tenet HealthSystem Inc., Addendum, dated September 19, 1997 and First Amendment, dated March 15, 2000 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.18	The Registrant's 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.19
Settlement Agreement between the United States of America, the states of Illinois, New Mexico, South Carolina, Tennessee, Texas, West Virginia and the Registrant (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.20	Community Health Systems, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

10.21
Community Health Systems Deferred Compensation Plan Trust, Amended and Restated Effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)
10.22
Community Health Systems Deferred Compensation Plan, as amended effective October 1, 1993; January 1, 1994; January 1, 1995; April 1, 1999; July 1, 2000; and June 1, 2001 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)
10.23	Community Health Systems 401(k) Supplemental Savings Plan*
10.24	First Amendment to the CHS 401(k) Supplemental Savings Plan dated January 1, 2003*
10.25	Second Amendment to the CHS 401(k) Supplemental Savings Plan dated October 1, 2003*
10.26	Third Amendment to the CHS 401(k) Supplemental Savings Plan dated January 1, 2004*
21	List of subsidiaries*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith.

        Item 15(b):

        None

SIGNATURES

        Pursuant to the requirements section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY HEALTH SYSTEMS, INC.
By:	/s/ WAYNE T. SMITH Wayne T. Smith Chairman of the Board, President and Chief Executive Officer March 11, 2004

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated.

Name	Title	Date

/s/ WAYNE T. SMITH Wayne T. Smith	President and Chief Executive Officer and Director (principal executive officer)	03/11/04
/s/ W. LARRY CASH W. Larry Cash	Executive Vice President, Chief Financial Officer and Director (principal financial officer)	03/11/04
/s/ T. MARK BUFORD T. Mark Buford	Vice President and Corporate Controller (principal accounting officer)	03/11/04
/s/ ROBERT J. DOLE Robert J. Dole	Director	03/11/04
/s/ J. ANTHONY FORSTMANN J. Anthony Forstmann	Director	03/11/04
/s/ THEODORE J. FORSTMANN Theodore J. Forstmann	Director	03/11/04
/s/ DALE F. FREY Dale F. Frey	Director	03/11/04
/s/ SANDRA J. HORBACH Sandra J. Horbach	Director	03/11/04
/s/ THOMAS H. LISTER Thomas H. Lister	Director	03/11/04

/s/ MICHAEL A. MILES Michael A. Miles	Director	03/11/04
/s/ DR. HARVEY KLEIN Dr. Harvey Klein	Director	03/11/04
/s/ JOHN A. CLERICO John A. Clerico	Director	03/11/04

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Brentwood, Tennessee

        We have audited the consolidated financial statements of Community Health Systems, Inc. and subsidiaries as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated February 25, 2004, (which report expresses an unqualified opinion and includes an explanatory paragraph referring to the Company changing its method of accounting for goodwill and other intangible assets by adopting provisions of Statement of Financial Accounting standards No. 142, Goodwill and Other Intangible Assets, effective January 1, 2002) included elsewhere in this Annual Report. Our audits also included the consolidated financial statement schedule listed in Item 15 of this Annual Report on Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Nashville, Tennessee
February 25, 2004

Community Health Systems, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts
(In Thousands)

Description	Balance at Beginning of Year	Acquisitions And Dispositions	Charged to Costs and Expenses	Write-offs	Balance at End of Year
Year ended December 31, 2003 allowance for doubtful accounts	$73,110	$12,411	$276,518	$(258,362)	$103,677
Year ended December 31, 2002 allowance for doubtful accounts	63,880	—	201,334	(192,104)	73,110
Year ended December 31, 2001 allowance for doubtful accounts	52,935	—	156,226	(145,281)	63,880

Exhibit Index

Description
2.1	Agreement and Plan of Merger between the Registrant, FLCH Acquisition Corp. and Community Health Systems, Inc., dated on June 9, 1996 (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
3.2	Form of Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
4.2	Form of Indenture, dated as of October 15, 2001 between the Registrant and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 333-69064))
10.1	Form of outside director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.2	Form of Amendment No. 1 to the Director Stock Option Agreement (incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-10034977))
10.3	Form of Stockholder's Agreement between the Registrant and outside directors (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.4	Form of Employee Stockholder's Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.5	The Registrant's Employee Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.6	Form of Amendment No. 1 to the Employee Stock Option Agreement*
10.7	The Registrant's 2000 Stock Option and Award Plan (As Amended and Restated February 25, 2003) (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No 333-107810))
10.8	Form of Stockholder's Agreement between the Registrant and employees (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.9	Registration Rights Agreement, dated July 9, 1996, among the Registrant, FLCH Acquisition Corp., Forstmann Little & Co. Equity Partnership V, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership VI, L.P. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.10	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 333-31790))

10.11	Credit Agreement dated as of July 16, 2002, among systems, CHS/Community Health Systems, Inc., Community Health Systems Inc., Certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank National Association, as Documentation Agent. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.12	First Amendment, dated as of October 25, 2002 representing an amendment to the Credit Agreement dated as of July 16, 2002, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank National Association, as Documentation Agent. (incorporated by reference to exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002)
10.13	Second Amendment, dated as of January 22, 2003 representing an amendment to the Credit Agreement dated as of July 16, 2002, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank National Association, as Documentation Agent. (incorporated by reference to exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002)
10.14	Third Amendment dated July 2, 2003, to the Credit Agreement dated as of July 16, 2002 among CHS/Community Health Systems, Inc., Community Health Systems, Inc., certain lenders, Bank of America, N.A., as syndication agent, Wachovia Bank, National Association, as documentation agent, and JPMorgan Chase Bank, as administrative agent. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.15	Form of Management Rights Letter between Registrant and the partnerships affiliated with Forstmann Little & Co. (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.16	Corporate Compliance Agreement between the Office of Inspector General of the Department of Health and Human Services and the Registrant (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.17	Tenet BuyPower Purchasing Assistance Agreement, dated June 13, 1997, between Community Health Systems, Inc. and Tenet HealthSystem Inc., Addendum, dated September 19, 1997 and First Amendment, dated March 15, 2000 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.18	The Registrant's 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.19	Settlement Agreement between the United States of America, the states of Illinois, New Mexico, South Carolina, Tennessee, Texas, West Virginia and the Registrant (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.20	Community Health Systems, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)
10.21	Community Health Systems Deferred Compensation Plan Trust, Amended and Restated Effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

10.22	Community Health Systems Deferred Compensation Plan, as amended effective October 1, 1993; January 1, 1994; January 1, 1995; April 1, 1999; July 1, 2000; and June 1, 2001 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)
10.23	Community Health Systems 401(k) Supplemental Savings Plan*
10.24	First Amendment to the CHS 401(k) Supplemental Savings Plan dated January 1, 2003*
10.25	Second Amendment to the CHS 401(k) Supplemental Savings Plan dated October 1, 2003*
10.26	Third Amendment to the CHS 401(k) Supplemental Savings Plan dated January 1, 2004*
21	List of subsidiaries*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith.

QuickLinks

TABLE OF CONTENTS FORM 10-K ANNUAL REPORT COMMUNITY HEALTH SYSTEMS, INC. Year Ended December 31, 2003
PART I
PART II
Community Health Systems, Inc. Five Year Summary of Selected Financial Data
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
INDEPENDENT AUDITORS' REPORT
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share and per share data)
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share data)
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
AGGREGATED OPTION EXERCISES IN FISCAL 2003 AND FISCAL YEAR-END OPTION VALUES
EMPLOYMENT ARRANGEMENTS
SUPPLEMENTAL EXECUTIVE RETIREMENT PLAN
Estimated SERP Maximum Annual Benefit at Age 65 For Years of Service Indicated(1)
EQUITY COMPENSATION PLAN INFORMATION
SIGNATURES
Community Health Systems, Inc. and Subsidiaries Schedule II—Valuation and Qualifying Accounts (In Thousands)
Exhibit Index