Form 10-K/A
period 2003-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2004-04-02
CIK 1108109

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

 EXPLANATORY NOTE

        We are filing this Amendment No. 1 to our Annual Report on Form 10-K in response to comments received by us from the Staff of the Securities and Exchange Commission in connection with their review of our Registration Statement on Form S-3 filed on January 22, 2004, which requested that we clarify the disclosure concerning our allowance for doubtful accounts on pages 40 and 41 of the Form 10-K. Unless otherwise stated, all information contained in this Amendment is as of March 12, 2004, the original filing date of our Annual Report on Form 10-K for the fiscal year ended December 31, 2003. For the convenience of the reader, we have refiled our Annual Report on Form 10-K in its entirety with the applicable changes.

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

        We do not provide specific reserves by payor category but estimate bad debts as a consolidated provision for total accounts receivable. We believe our policy of reserving all accounts over 150 days from discharge, without regard to payor class, has resulted in reasonable estimates determined on a consistent basis. We believe that we collect substantially all of our third-party insured receivables which includes receivables from governmental agencies. Since our methodology is not applied by individual payor class, reserving all amounts over 150 days which, includes some accounts that are collectible, has provided us with a reasonable estimate of an allowance for doubtful accounts to cover all accounts receivable, including individual amounts in both the over and under 150 day categories, that are uncollectible. To date, we believe there has not been a material difference between our bad debt allowances and the ultimate historical collection rates on accounts receivables including self-pay. We review our overall reserve adequacy by monitoring historical cash collections as a percentage of net revenue less the provision for bad debts.

        The following table summarizes our days revenue outstanding as of the dates indicated:

	As of December 31,
	2003	2002	2001
Days revenue outstanding	65	63	70

        Our target for days revenue outstanding ranges from 60 to 65 days. The reason our current year days revenue outstanding increased from the prior year is due to the following: testing of electronic billing edits under HIPAA beginning October 16, 2003 slowed our billing process for specified claims; Mutual of Omaha, our sole Medicare intermediary, went through a system conversion in July, 2003; and large acquisitions in the second half of 2003 required Medicare billing approvals and new Medicaid provider numbers delaying our billing at those hospitals. The primary reason our days revenue outstanding decreased from 70 days in 2001 to 63 days in 2002 is due to full implementation of our automated collection cycle during 2002, consolidating from three fiscal intermediaries who process Medicare payments to Mutual of Omaha as our sole Medicare intermediary and an improvement in our performance incentive plan as it relates to hospital business office managers.

        Uncollected accounts are automatically written off if the balance is under $10.00, when turned over to an outside collection agency, or over 210 days from discharge if being collected by the Company's internal collection agency. At December 31, 2003, we have approximately $90 million in self-pay accounts over 210 days from discharge placed with our internal collection agency and approximately $500 million in self-pay accounts being pursued by various outside collection agencies. Of these amounts, we expect to collect approximately 5% to 7%, net of estimated collection fees. As the amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. We take into consideration estimated collections of these amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

        The following table is an aging of our gross (prior to allowances for contractual adjustments and doubtful accounts) accounts receivable (in thousands):

	Balance as of December 31,
	2003		2002
	0-150 days	Over 150 days	0-150 days	Over 150 days
Medicare and medicaid	$659,469	$33,141	$374,049	$21,122
Managed care, self-pay and other	619,873	65,333	425,400	50,658

Total gross accounts receivable	$1,279,342	$98,474	$799,449	$71,780

        The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) summarized by aging categories is as follows:

	As of December 31,
	2003	2002
0 to 60 days	69.0%	69.0%
61 to 150 days	24.0%	23.0%
151 to 360 days	6.5%	7.4%
Over 360 days	0.5%	0.6%

Total	100.0%	100.0%

        The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	As of December 31,
	2003	2002
Insured receivables	81%	79%
Self-pay receivables	19%	21%

Total	100%	100%

        Although we do not specifically maintain information for individual categories of self-pay, included in the percentage of self-pay receivables shown in the table above, we estimate uninsured self-pay receivables are approximately 40% to 45%, patient deductibles and co-insurance after third-party insurance payments are approximately 40% to 45%, and those insured patients billed directly because their insurance has not paid are approximately 15%. Those accounts that are being billed directly to patients because their third-party insurance coverage has not paid, are reclassed to self-pay receivables from insured receivables generally after 60 days from discharge in order to bill the patients directly and get them involved in assisting with the collection process from their third-party insurance company. None of these amounts represent a denial from commercial or other third-party payors. We estimate on a historical basis, the uncollected portion of self-pay receivables related to co-insurance, co-payments and deductibles range from 35% to 40% and the uncollected portion of self-pay receivables related to uninsured patients range from 80% to 85%. Additionally, we estimate the uncollected portion of self-pay receivables related to insured patients billed directly is insignificant. In the aggregate, we expect the uncollectible portion of all self-pay receivables, before recoveries of accounts previously written off, to be approximately 55%. The allowance for doubtful accounts as reported in the consolidated financial statements at December 31, 2003 and 2002 represents approximately 40% of self-pay receivables as described above.

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

Item 8. Financial Statements and Supplementary Data.

Index to Financial Statements

Page
Community Health Systems, Inc. Consolidated Financial Statements:
Independent Auditors' Report	48
Consolidated Statements of Income for the Years Ended December 31, 2003, 2002 and 2001	49
Consolidated Balance Sheets as of December 31, 2003 and 2002	50
Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001	51
Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001	52
Notes to Consolidated Financial Statements	53–76

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
10.1	Form of outside director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.2	Form of Amendment No. 1 to the Director Stock Option Agreement (incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-10034977))
10.3	Form of Stockholder's Agreement between the Registrant and outside directors (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.4	Form of Employee Stockholder's Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.5	The Registrant's Employee Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.6	Form of Amendment No. 1 to the Employee Stock Option Agreement**
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
10.23	Community Health Systems 401(k) Supplemental Savings Plan**
10.24	First Amendment to the CHS 401(k) Supplemental Savings Plan dated January 1, 2003**
10.25	Second Amendment to the CHS 401(k) Supplemental Savings Plan dated October 1, 2003**
10.26	Third Amendment to the CHS 401(k) Supplemental Savings Plan dated January 1, 2004**
21	List of subsidiaries**
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith.

**
Previously filed.

        Item 15(b):

        None

SIGNATURES

        Pursuant to the requirements section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY HEALTH SYSTEMS, INC.
By:	/s/ WAYNE T. SMITH Wayne T. Smith Chairman of the Board, President and Chief Executive Officer April 2, 2004

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

Nashville, Tennessee
February 25, 2004

Community Health Systems, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts
(In Thousands)

Description	Balance at Beginning of Year	Acquisitions And Dispositions	Charged to Costs and Expenses	Write-offs	Balance at End of Year
Year ended December 31, 2003 allowance for doubtful accounts	$73,110	$12,411	$276,518	$(258,362)	$103,677
Year ended December 31, 2002 allowance for doubtful accounts	63,880	—	201,334	(192,104)	73,110
Year ended December 31, 2001 allowance for doubtful accounts	52,935	—	156,226	(145,281)	63,880

Exhibit Index

Description
2.1	Agreement and Plan of Merger between the Registrant, FLCH Acquisition Corp. and Community Health Systems, Inc., dated on June 9, 1996 (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
3.2	Form of Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
4.2	Form of Indenture, dated as of October 15, 2001 between the Registrant and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 333-69064))
10.1	Form of outside director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.2	Form of Amendment No. 1 to the Director Stock Option Agreement (incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-10034977))
10.3	Form of Stockholder's Agreement between the Registrant and outside directors (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.4	Form of Employee Stockholder's Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.5	The Registrant's Employee Stock Option Plan and form of Stock Option Agreement (incorporated by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.6	Form of Amendment No. 1 to the Employee Stock Option Agreement**
10.7	The Registrant's 2000 Stock Option and Award Plan (As Amended and Restated February 25, 2003) (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No 333-107810))
10.8	Form of Stockholder's Agreement between the Registrant and employees (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.9	Registration Rights Agreement, dated July 9, 1996, among the Registrant, FLCH Acquisition Corp., Forstmann Little & Co. Equity Partnership V, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership VI, L.P. (incorporated by reference to Exhibit 10.7 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.10	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 333-31790))

10.11	Credit Agreement dated as of July 16, 2002, among systems, CHS/Community Health Systems, Inc., Community Health Systems Inc., Certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank National Association, as Documentation Agent. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.12	First Amendment, dated as of October 25, 2002 representing an amendment to the Credit Agreement dated as of July 16, 2002, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank National Association, as Documentation Agent. (incorporated by reference to exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002)
10.13	Second Amendment, dated as of January 22, 2003 representing an amendment to the Credit Agreement dated as of July 16, 2002, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., certain lenders, JPMorgan Chase Bank, as Administrative Agent, Bank of America, N.A., as Syndication Agent and Wachovia Bank National Association, as Documentation Agent. (incorporated by reference to exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2002)
10.14	Third Amendment dated July 2, 2003, to the Credit Agreement dated as of July 16, 2002 among CHS/Community Health Systems, Inc., Community Health Systems, Inc., certain lenders, Bank of America, N.A., as syndication agent, Wachovia Bank, National Association, as documentation agent, and JPMorgan Chase Bank, as administrative agent. (incorporated by reference to Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2003)
10.15	Form of Management Rights Letter between Registrant and the partnerships affiliated with Forstmann Little & Co. (incorporated by reference to Exhibit 10.11 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.16	Corporate Compliance Agreement between the Office of Inspector General of the Department of Health and Human Services and the Registrant (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.17	Tenet BuyPower Purchasing Assistance Agreement, dated June 13, 1997, between Community Health Systems, Inc. and Tenet HealthSystem Inc., Addendum, dated September 19, 1997 and First Amendment, dated March 15, 2000 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.18	The Registrant's 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.19	Settlement Agreement between the United States of America, the states of Illinois, New Mexico, South Carolina, Tennessee, Texas, West Virginia and the Registrant (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.20	Community Health Systems, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)
10.21	Community Health Systems Deferred Compensation Plan Trust, Amended and Restated Effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)

10.22	Community Health Systems Deferred Compensation Plan, as amended effective October 1, 1993; January 1, 1994; January 1, 1995; April 1, 1999; July 1, 2000; and June 1, 2001 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)
10.23	Community Health Systems 401(k) Supplemental Savings Plan**
10.24	First Amendment to the CHS 401(k) Supplemental Savings Plan dated January 1, 2003**
10.25	Second Amendment to the CHS 401(k) Supplemental Savings Plan dated October 1, 2003**
10.26	Third Amendment to the CHS 401(k) Supplemental Savings Plan dated January 1, 2004**
21	List of subsidiaries**
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith.

**
Previously filed.

QuickLinks

EXPLANATORY NOTE
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