Form 10-Q
period 2004-03-31
COMMUNITY HEALTH SYSTEMS INC
filed 2004-05-07
CIK 1108109

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2004

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

        As of May 5, 2004, there were outstanding 98,771,284 shares of the Registrant's Common Stock, $.01 par value.

Community Health Systems, Inc.
Form 10-Q
For the Quarter Ended March 31, 2004

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$16,100	$16,331
Patient accounts receivable, net of allowance for doubtful accounts of $203,900 and $103,677 at March 31, 2004 and December 31, 2003, respectively	583,875	559,097
Supplies	79,227	77,418
Prepaid expenses and taxes	24,088	24,314
Other current assets	16,695	18,920

Total current assets	719,985	696,080

Property and equipment	1,804,419	1,772,461
Less accumulated depreciation and amortization	(405,970)	(377,116)

Property and equipment, net	1,398,449	1,395,345

Goodwill	1,159,233	1,155,797

Other Assets, net	102,596	102,989

Total assets	$3,380,263	$3,350,211

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$22,163	$29,677
Accounts payable	139,742	154,711
Current income taxes payable	23,100	9,126
Deferred income taxes	669	669
Accrued interest	10,731	7,558
Accrued liabilities	181,639	196,323

Total current liabilities	378,044	398,064

Long-term debt	1,441,294	1,444,981

Deferred income taxes	110,341	110,341

Other long-term liabilities	62,709	46,236

Stockholders' equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 99,737,321 shares issued and 98,761,772 shares outstanding at March 31, 2004 and 99,657,532 shares issued and 98,681,983 shares outstanding at December 31, 2003	997	997
Additional paid-in capital	1,317,339	1,315,959
Treasury stock, at cost, 975,549 shares at March 31, 2004 and December 31, 2003	(6,678)	(6,678)
Unearned stock compensation	—	(2)
Accumulated other comprehensive loss	(4,925)	(103)
Accumulated earnings	81,142	40,416

Total stockholders' equity	1,387,875	1,350,589

Total liabilities and stockholders' equity	$3,380,263	$3,350,211

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Net operating revenues	$822,376	$659,277

Operating costs and expenses:
Salaries and benefits	330,428	268,772
Provision for bad debts	86,111	62,341
Supplies	99,392	76,820
Other operating expenses	161,724	128,631
Rent	19,698	16,139
Depreciation and amortization	38,451	33,242
Minority interests in earnings	373	372

Total operating costs and expenses	736,177	586,317

Income from operations	86,199	72,960
Interest expense, net	18,772	17,016

Income before income taxes	67,427	55,944
Provision for income taxes	26,701	22,405

Net income	$40,726	$33,539

Net income per common share:
Basic	$0.41	$0.34

Diluted	$0.39	$0.33

Weighted-average number of shares outstanding:
Basic	98,698,286	98,354,944

Diluted	109,136,803	107,820,250

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities
Net income	$40,726	$33,539
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	38,451	33,242
Minority interest in earnings	373	372
Stock compensation expense	2	4
Other non-cash expenses, net	(493)	(26)
Changes in operating assets and liabilities, net of effects of acquisitions:
Patient accounts receivable	(23,162)	(63,860)
Supplies, prepaid expenses and other current assets	688	(265)
Accounts payable, accrued liabilities and income taxes	(3,801)	(4,700)
Other	8,947	10,204

Net cash provided by operating activities	61,731	8,510

Cash flows from investing activities
Acquistions of facilities	(3,986)	(147,241)
Purchases of property and equipment	(39,897)	(32,261)
Proceeds from sale of equipment	839	3
Increase in other assets	(7,408)	(7,428)

Net cash used in investing activities	(50,452)	(186,927)

Cash flows from financing activities
Proceeds from exercise of stock options	1,012	133
Stock buy-back	—	(10,290)
Redemption of minority investments in joint ventures	(993)	(86)
Distributions to minority investors in joint ventures	(328)	(1,161)
Borrowing under credit agreement	34,440	80,000
Repayments of long-term indebtedness	(45,641)	(3,460)

Net cash (used in) provided by financing activities	(11,510)	65,136

Net change in cash and cash equivalents	(231)	(113,281)
Cash and cash equivalents at beginning of period	16,331	132,844

Cash and cash equivalents at end of period	$16,100	$19,563

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.     ACCOUNTING FOR STOCK-BASED COMPENSATION

        The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No.25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation cost, which the Company has substantially none, is measured as the excess of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans; however, it allows an entity to continue to measure compensation for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25. The Company has elected to continue to measure compensation under the method of accounting as described above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148.

        Had the fair value based method under SFAS No. 123 been used to value options granted and compensation expense recognized on a straight line basis over the vesting period of the grant, the Company's net income and income per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

	Three Months Ended March 31,
	2004	2003
Net income:	$40,726	$33,539
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	1,763	680

Pro-forma net income	$38,963	$32,859

Net income per share:
Basic—as reported	$0.41	$0.34

Basic—pro-forma	$0.39	$0.33

Diluted—as reported	$0.39	$0.33

Diluted—pro-forma	$0.38	$0.33

2.     BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the "Company") as of and for the three months ended March 31, 2004 and March 31, 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2004.

        Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 contained in the Company's Annual Report on Form 10-K/A.

3.     COST OF REVENUE

        The majority of the Company's operating costs and expenses are "cost of revenue" items. Operating costs that could be classified as general and administrative by the Company would include the Company's corporate office costs which were $11.1 million and $9.9 million for the three month periods ended March 31, 2004 and 2003, respectively.

4.     USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from the estimates.

5.     ALLOWANCE FOR DOUBTFUL ACCOUNTS

        Effective January 1, 2004, the Company changed its policy relative to the timing of the write-off of accounts receivable which are fully reserved. Previously, all amounts over 210 days from discharge were written-off and therefore excluded from the allowance for doubtful accounts and gross accounts receivable. The Company's new policy is to write-off gross accounts receivable when such amounts are subsequently placed with outside collection agencies. The Company believes this policy more accurately reflects the ongoing collection efforts within the Company and is more consistent with industry practices. This change in policy has no impact on the provision for bad debts and does not impact net accounts receivable as reflected on the accompanying condensed consolidated balance sheets.

        At December 31, 2003, there were approximately $90 million in accounts over 210 days from discharge that were fully reserved and were still being actively pursued by the Company's internal collection agency excluded from the allowance and gross accounts receivable. As a result of this change in policy, at March 31, 2004, the Company included in its allowance for doubtful accounts and gross accounts receivable approximately $95 million of uncollected accounts over 210 days from discharge that were fully reserved and were still being actively pursued by our internal collection agency.

6.     RECENT ACCOUNTING PRONOUNCEMENT

        In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities", or FIN No. 46. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to specified entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As of December 31, 2003, the Company adopted the Provisions of FIN No. 46 which are effective as of December 31, 2003 and required to be applied to those entities that are considered to be special-purpose entities. The adoption of those effective provisions of FIN No. 46 did not have an impact on the Company's consolidated financial position or results of operations as the Company had not identified any relationship that would qualify as special-purpose entities. The adoption of the remaining provisions of FIN No. 46 which were effective for the Company on March 31, 2004, did not have any impact on the consolidated financial statements. As of March 31, 2004, the Company has no investments in variable interest entities.

7.     ACQUISITIONS

        On March 15, 2004, the Company announced the execution of a definitive agreement to acquire Galesburg Cottage Hospital (170 beds) in Galesburg, Illinois. The hospital is being acquired from a local not-for-profit organization and is located approximately 45 miles west of Peoria, Illinois. The acquisition is subject to regulatory approvals and is expected to close by mid-year.

8.     GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for the three months ended March 31, 2004, are as follows (in thousands):

Balance as of December 31, 2003	$1,155,797
Goodwill acquired as part of acquisitions during 2004	401
Consideration adjustments and finalization of purchase price allocations for acquisitions completed prior to 2004	3,035

Balance as of March 31, 2004	$1,159,233

        The Company completed its annual goodwill impairment test as required by SFAS No. 142, using a measurement date of September 30, 2003. Based on the results of the impairment test, the Company was not required to recognize an impairment of goodwill.

        The gross carrying amount of the Company's other intangible assets was $9.8 million at March 31, 2004 and December 31, 2003, and the net carrying amount was $7.5 million at March 31, 2004 and $7.8 million at December 31, 2003. Other intangible assets are included in other assets, net on the Company's balance sheet.

        The weighted average amortization period for the intangible assets subject to amortization is approximately 6 years. There are no expected residual values related to these intangible assets. Amortization expense on intangible assets during the three months ended March 31, 2004 and 2003 was $0.3 million and $0.1 million, respectively. Amortization expense on intangible assets is estimated to be $0.8 million for the remainder of 2004, $1.0 million in fiscal 2005, $0.8 million in fiscal 2006, $0.7 million in fiscal 2007, $0.6 million in fiscal 2008, and $0.5 million for fiscal 2009.

9.     EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2004	2003
Numerator:
Net income	$40,726	$33,539
Convertible notes, interest, net of taxes	2,189	2,189

Adjusted net income	$42,915	$35,728

Denominator:
Weighted-average number of shares
outstanding—basic	98,698,286	98,354,944
Basic shares not vested	39,136	133,446
Effect of dilutive securities:
Employee stock options	1,817,305	749,784
Convertible notes	8,582,076	8,582,076

Weighted-average number of shares—diluted	109,136,803	107,820,250

Basic earnings per share	$0.41	$0.34

Diluted earnings per share	$0.39	$0.33

        Since the net income per share impact of the conversion of the convertible notes is less than the basic net income per share for the three months ended March 31, 2004 and March 31, 2003, the convertible notes are dilutive and accordingly, must be included in the fully diluted calculation.

10.   STOCKHOLDERS' EQUITY

        On January 23, 2003, the Company announced an open market share repurchase program for up to five million shares of its common stock. The share repurchase program will conclude at the earlier of three years or when the maximum number of shares have been repurchased. Since the inception of the program the Company has repurchased 790,000 shares at an average cost of $18.57 per share. No shares were repurchased during the quarter ended March 31, 2004.

11.   COMPREHENSIVE INCOME

        The following table presents the components of comprehensive income, net of related taxes. The change in fair value of interest rate swap agreements is a function of the spread between the fixed interest rate of the swap and the underlying variable interest rate (in thousands):

	Three Months Ended March 31,
	2004	2003
Net income	$40,726	$33,539
Net change in fair value of interest rate swap	(4,822)	(193)

Comprehensive Income	$35,904	$33,346

        The net change in fair value of the interest rate swap is included in stockholders' equity on the condensed consolidated balance sheets.

12.   SUBSEQUENT EVENTS

        On April 19, 2004, the Company entered into an underwriting agreement with CHS/Community Health Systems, Inc., a wholly owned subsidiary of the Company, the selling stockholders named therein, which included affiliates of Forstmann Little & Co., other shareholders and other members of management, and the various underwriters named therein. Pursuant to the underwriting agreement, the selling stockholders sold 23,400,870 shares of common stock at a public offering price of $24.50 per share. The offering reduced Forstmann Little's beneficial ownership interest in the Company to approximately 24%. The selling stockholders also granted the underwriters a 30-day option to purchase, at the public offering price, less the underwriting discount, up to an additional 3,510,130 shares of common stock to cover any over-allotments. This option expires on May 19, 2004. The Company did not receive any proceeds from the sale of shares by the selling stockholders and will not receive any proceeds if the over-allotment is exercised.

        The common stock was offered pursuant to a prospectus supplement and the accompanying base prospectus previously filed with the SEC pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, in connection with a shelf takedown from the Company's shelf registration statement on Form S-3, as amended (Reg. No. 333-112084) and the registration statement on Form S-3 filed pursuant to Rule 462(b) of the Securities Act (Reg. No. 333-114418).

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read this discussion together with our unaudited Condensed Consolidated Financial Statements and accompanying notes included herein.

Executive Overview

        We are the largest non-urban provider of general hospital healthcare services in the United States in terms of number of facilities. For the quarter ended March 31, 2004, we generated $822 million in net operating revenues, a growth of 24.7% over the first quarter of 2003 and $40.7 million in net income, a growth of 21.4% over the first quarter of 2003.

        The 24.7% increase in net operating revenues in the quarter ended March 31, 2004, was primarily due to the execution of our acquisition strategy, with 16.5% of the net operating revenue growth coming from hospitals owned less than one year. The remaining 8.2% growth was from hospitals owned throughout both periods. Of the increase in net operating revenues from hospitals owned throughout both periods we estimate that 5.1% was attributable to increases in rates and the acuity level of services provided, 2.1% was attributable to volume increases and 1.0% was attributable to increases in governmental reimbursement.

        During the quarter ended March 31, 2004, we managed to reduce salaries and benefits as a percentage of net operating revenues at hospitals owned throughout both periods. The provision for bad debts as of March 31, 2004 increased as compared to March 31, 2003 due to the increase in uncollected self-pay accounts, primarily caused by an increase in self-pay gross revenue in the quarter. Admissions at hospitals owned throughout both periods increased 1.9% in the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003, reflecting the growth in cardiology related procedures and surgery cases at those hospitals and one additional business day in the 2004 quarter as compared to the prior year. On a consolidated basis, total operating costs and expenses as a percentage of net operating revenues increased for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003 primarily as a result of our operating improvements being offset by those recently acquired hospitals where our strategies to improve profitability have not yet been implemented or where we have not yet fully recognized the benefits of these strategies and also as a result of an increase in bad debt expense.

        Cash flows from operating activities were $61.7 million for the quarter ended March 31, 2004, compared to $8.5 million for the quarter ended March 31, 2003. The increase is due primarily to increases in net income, non-cash expenses and improved collections of accounts receivable at hospitals owned throughout both periods. The increase between periods would not have been as large had net cash provided by operating activities not been lowered by approximately $9.0 million in the quarter ended March 31, 2004 and by approximately $26.5 million for the quarter ended March 31, 2003, primarily as a result of the build-up of accounts receivable related to acquisitions.

        As a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the additional disproportionate share payment begins April 1, 2004 and is expected to increase reimbursement by at least $6.5 million for 2004, and reimbursement improvement from the wage index change provided for in this law is effective October 1, 2004 and is expected to have an impact of approximately $1.5 million for 2004.

Acquisitions

        On March 15, 2004, the Company announced the execution of a definitive agreement to acquire Galesburg Cottage Hospital located in Galesburg, Illinois, approximately 45 miles west of Peoria, Illinois. The hospital, which has a total of 170 beds, is being acquired from a local not-for-profit organization. The transaction is subject to routine regulatory approvals.

Recent Development

        On April 19, 2004, the Company entered into an underwriting agreement with CHS/Community Health Systems, Inc., a wholly owned subsidiary of the Company, the selling stockholders named therein, which included affiliates of Forstmann Little & Co., other shareholders and other members of management, and the various underwriters named therein. Pursuant to the underwriting agreement, the selling stockholders sold 23,400,870 shares of common stock at a public offering price of $24.50 per share. The offering reduced Forstmann Little's beneficial ownership interest in the Company to approximately 24%. The selling stockholders also granted the underwriters a 30-day option to purchase, at the public offering price, less the underwriting discount, up to an additional 3,510,130 shares of common stock to cover any over-allotments. This option expires on May 19, 2004. The Company did not receive any proceeds from the sale of shares by the selling stockholders and will not receive any proceeds if the over-allotment is exercised.

        The common stock was offered pursuant to a prospectus supplement and the accompanying base prospectus previously filed with the SEC pursuant to Rule 424(b)(3) of the Securities Act of 1933, as amended, in connection with a shelf takedown from the Company's shelf registration statement on Form S-3, as amended (Reg. No. 333-112084) and the registration statement on Form S-3 filed pursuant to Rule 462(b) of the Securities Act (Reg. No. 333-114418).

Sources of Revenue

	Quarter Ended March 31,
			Year Ended December 31, 2003
	2004	2003
Medicare	33.3%	33.4%	33.0%
Medicaid	9.9%	10.7%	10.8%
Managed Care	20.4%	17.5%	19.2%
Self-pay	12.8%	13.5%	12.8%
Other third party payors	23.6%	24.9%	24.2%

Total	100.0%	100.0%	100.0%

        Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in the periods that such adjustments become known. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the three month periods ended March 31, 2004 and 2003.

        The payment rates under the Medicare program for inpatients are based on a prospective payment system, depending upon the diagnosis of a patient's condition. While these rates are indexed for inflation annually, the increases have historically been less than actual inflation. Reductions in the rate of increase in Medicare reimbursement may have an adverse impact on our net operating revenue growth. Effective April 1, 2002, Centers for Medicare and Medicaid Services implemented changes to the Medicare outpatient prospective payment system. Although these changes have resulted in reductions to Medicare outpatient payments, these reductions, as well as changes to the Medicare system caused by the Benefit Improvement and Protection Act of 2000, should not materially affect our net operating revenue growth. While the Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a broad range of provider payment benefits, federal government spending in excess of federal budgetary provisions contained in passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 could result in future deficit spending for the Medicare system, which could cause future payments under the Medicare system to grow at a slower rate or decline.

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

        The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended March 31,
	2004	2003
	(expressed as a percentage of net operating revenues)
Net operating revenues	100.0	100.0
Operating expenses(a)	(84.8)	(83.8)
Depreciation and amortization	(4.7)	(5.0)
Minority interest in earnings	—	(0.1)

Income from operations	10.5	11.1
Interest, net	(2.3)	(2.6)

Income before income taxes	8.2	8.5
Provision for income taxes	(3.2)	(3.4)

Net income	5.0	5.1

Three Months Ended March 31, 2004
(expressed in percentages)
Percentage increase from same period prior year:
Net operating revenues	24.7
Admissions	17.8
Adjusted admissions(b)	18.3
Average length of stay	2.5
Net Income	21.4
Same-hospitals percentage increase from same period prior year(c):
Net operating revenues	8.2
Admissions	1.9
Adjusted admissions(b)	2.1

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

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

        Net operating revenues increased by 24.7% to $822.4 million for the three months ended March 31, 2004 from $659.3 million for the three months ended March 31, 2003. Of the $163.1 million increase in net operating revenues, the three hospitals we acquired in the third and fourth quarters of 2003, which are not yet included in same-store revenues, contributed approximately $109.5 million, and hospitals we owned throughout both periods contributed $53.6 million, an increase of 8.2%. Of the increase from hospitals owned throughout both periods, approximately 5.1% was attributable to rate increases, payor mix and the acuity level of services provided, and approximately 2.1% was attributable to volume increases in inpatient and outpatient surgeries and inpatient admissions, and 1.0% was attributable to increases from government reimbursement.

        Inpatient admissions increased by 17.8% primarily due to newly acquired hospitals. Adjusted admissions increased by 18.3%. Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues. Average length of stay increased by 2.5%. On a same-store basis, inpatient admissions increased by 1.9%, adjusted admissions increased by 2.1% and patient days increased 3.4%. On a same-store basis net inpatient revenues increased 5.7% and net outpatient revenues increased 10.8%.

        Operating expenses, as a percentage of net operating revenues, increased from 83.8% for the three months ended March 31, 2003 to 84.8% for the three months ended March 31, 2004. Salaries and benefits, as a percentage of net operating revenues, decreased from 40.8% for the three months ended March 31, 2003 to 40.2% for the three months ended March 31, 2004, primarily as a result of improvements at hospitals owned throughout both periods offset by recent acquisitions having higher salaries and benefits as a percentage of net operating revenues for which reductions have not yet been realized. The use of contract labor, primarily for nursing services, increased 0.4% in the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. Combined salaries, benefits and contract labor decreased 0.2% of net operating revenues for the quarter ended March 31, 2004 as compared to the quarter ended March 31, 2003. Provision for bad debts, as a percentage of net revenues, increased from 9.5% for the three months ended March 31, 2003 to 10.5% for the three months ended March 31, 2004 primarily as a result of an increase in uncollected self-pay accounts. Supplies, as a percentage of net operating revenues, increased from 11.7% for the three months ended March 31, 2003 to 12.1% for the three months ended March 31, 2004, primarily as a result of the impact of the three large acquisitions in the third and fourth quarters of 2003. Rent and other operating expenses, as a percentage of net operating revenues, remained unchanged at 22.0% for each of the three month periods ended March 31, 2003 and March 31, 2004. Net income margins decreased from 5.1% in 2003 to 5.0% in 2004 due to higher operating expenses as a percentage of net operating revenues, offset by decreases in interest and depreciation as a percentage of net operating revenues.

        On a same-store basis, we achieved a decrease in salary and benefits expense of 1.0% of net operating revenue resulting primarily from a combination of operating efficiency gains, offset by the additional use of contract labor, primarily nursing. Combined salaries, benefits and contract labor decreased 0.5% of net operating revenue for the quarter ended March 31, 2004 compared to the quarter ended March 31, 2003. The provision for bad debts expense increased 0.9% of net operating revenues primarily as a result of an increase in uncollected self-pay accounts. Other operating expenses increased 0.1% of net operating revenue primarily reflecting the increase in contract labor as a percent of net operating revenues, supplies expense remaining flat for the comparable periods offset by decreases in malpractice expense and other operating expenses. On a same-store basis, income from operations as a percentage of net operating revenues increased from 11.1% for the quarter ended March 31, 2003 to 11.2% for the quarter ended March 31, 2004.

        Depreciation and amortization increased by $5.3 million from $33.2 million for the three months ended March 31, 2003 to $38.5 million for the three months ended March 31, 2004. The three hospitals acquired in the third and fourth quarters of 2003 not yet included in same-store, accounted for $4.5 million of the increase, while facility renovations and purchases of equipment, information systems upgrades, and other deferred items accounted for the remaining $0.8 million.

        Interest, net increased by $1.8 million from $17.0 million for the three months ended March 31, 2003 to $18.8 million for the three months ended March 31, 2004. The increase in our average outstanding debt during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003, due primarily to borrowings in the third and fourth quarter of 2003 to make acquisitions, accounted for a $3.3 million increase. This increase was offset by a decrease of

$1.5 million resulting from the decrease in interest rates during the three months ended March 31, 2004 as compared to the three months ended March 31, 2003.

        Provision for income taxes increased from $22.4 million for the three months ended March 31, 2003 to $26.7 million for the three months ended March 31, 2004 as a result of the increase in pre-tax income.

        Net income was $40.7 million for the three months ended March 31, 2004 compared to net income of $33.5 million for the three months ended March 31, 2003.

Liquidity and Capital Resources

Net cash provided by operating activities increased $53.2 million to $61.7 million for the three months ended March 31, 2004 from $8.5 million for the three months ended March 31, 2003. This increase is attributable to an increase in net accounts receivable and accounts payable of $26.5 million at the seven hospitals acquired at the beginning of the first quarter of 2003 where we did not purchase these accounts, an incremental increase in net income of $7.2 million as compared to the first quarter of 2003, an increase in non-cash expenses of $5.2 million as compared to the first quarter 2003, an incremental increase in malpractice liability of $4.4 million over the increase in this liability during the first quarter of 2003, an improvement in cash from receivables of $9.7 million and a net increase in all other operating assets and liabilities of $0.2 million. The use of cash from investing activities decreased from $186.9 million for the three months ended March 31, 2003 to $50.4 million for the three months ended March 31, 2004. Of this decrease, $143.2 million resulted from decreased acquisition activity during the quarter as compared to the same period in the prior year. Net cash provided by financing activities decreased $76.6 million during the three months ended March 31, 2004 compared to the three months ended March 31, 2004 primarily as a result of an increase in debt repayments and reduced borrowings.

Capital Expenditures

Cash expenditures for purchases of facilities were $4.0 million for the quarter ended March 31, 2004 and $147.2 for the quarter ended March 31, 2003. The expenditures during the quarter ended March 31, 2004 included $2.7 million for the acquisition of a surgery center in one of our current markets and $1.3 million for information systems and other equipment to integrate recently acquired hospitals. The expenditures for the quarter ended March 31, 2003 include $141.1 million for the seven hospitals acquired during that period and $6.1 million for information systems and other equipment to integrate those recently acquired hospitals.

Excluding the cost to construct replacement hospitals and capital leases, our capital expenditures for the quarter ended March 31, 2004 totaled $31.3 million compared to $19.8 million for the quarter ended March 31, 2003. This increase is primarily the result of additional construction and renovation projects at our hospitals. Costs to construct replacement hospitals totaled $8.6 million during the quarter ended March 31, 2004 and $12.5 million for the quarter ended March 31, 2003.

Pursuant to hospital purchase agreements in effect as of March 31, 2004, we are required to construct one replacement hospital, which is subject to state certificate of need approval. Since approval for this project has not yet been obtained, final construction cost estimates are not yet available. We expect total capital expenditures of approximately $146 to $150 million for the year ended December 31, 2004, including approximately $133 to $136 million for renovation and equipment purchases (which includes amounts which are required to be expended pursuant to the terms of the hospital purchase agreements) and approximately $13 to $14 million for construction and equipment cost of replacement hospitals.

Capital Resources

Net working capital was $341.9 million at March 31, 2004 compared to $298.0 million at December 31, 2003. The $43.9 million increase was attributable primarily to an increase in accounts receivable, consistent with our increase in revenues and a decrease in accounts payable.

On July 16, 2002 we entered into a $1.2 billion senior secured credit facility with a consortium of lenders. The facility replaced our previous credit facility and consists of an $850 million term loan that matures in 2010 (as opposed to 2005 under the previous facility) and a nine-year $350 million revolving credit facility that matures in 2010 (as opposed to 2004 under the previous facility). On July 2, 2003, we amended our senior secured credit facility by exercising a feature of the facility allowing us to add $200 million of funded term loans with the same interest rate per annum as the existing term loans. The $200 million in incremental term loans mature in 2011. We may elect from time to time an interest rate per annum for the borrowings under the term loan including the incremental term loan and revolving credit facility equal to (a) an annual benchmark rate, which will be equal to the greatest of (i) the Prime Rate; (ii) the Base CD Rate plus 100 basis points or (iii) the Federal Funds Effective Rate plus 50 basis points (the "ABR"), plus (1) 150 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 250 basis points for the term loan and (2) the Eurodollar Applicable Margin for revolving credit loans. We also pay a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee is based on a pricing grid depending on the Eurodollar Applicable Margin for revolving credit loans and ranges from 0.375% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, we will pay fees for each letter of credit issued under the credit facility. The purpose of the facility was to refinance our previous credit agreement, repay specified other indebtedness, and fund general corporate purposes including acquisitions. As of March 31, 2004, our availability for additional borrowings under our revolving credit facility was $263 million of which $20 million is set aside for outstanding letters of credit. We also have the ability to add up to $150 million of securitized debt under our agreement which we have not yet accessed. As of March 31, 2004, our weighted average interest rate under our credit agreement was 4.0%.

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

We are currently a party to six separate interest swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. Under two agreements, effective November 23, 2001 and expiring in November 2004 and 2005, we pay interest at fixed rates of 4.03% and 4.46% respectively. Each of these agreements have a $100 million notional amount of indebtedness. Under a third agreement, effective November 4, 2002, we pay interest at a fixed rate of 3.30% on $150 million notional amount of indebtedness. This agreement expires in November 2007. Under a fourth agreement, effective June 13, 2003, we pay interest at a fixed rate of 2.04% on $100 million notional amount of indebtedness. This agreement expires in June 2007. Under a fifth agreement, effective June 13, 2003, we pay interest at a fixed rate of 2.40% on $100 million notional amount of indebtedness. This agreement expires in June 2008. Under a sixth agreement, effective October 3, 2003, we pay interest at a fixed rate of 2.31% on $100 million notional amount of indebtedness. This agreement expires in October 2006. We receive a variable rate of interest on each of these swaps based on the three-month London Inter-Bank Offer ("LIBOR"), excluding the margin paid under the credit facility on a quarterly basis, which is currently 225 basis points for revolver loans and 250 basis points for term loans under the credit facility.

We believe that internally generated cash flows, the ability to add $150 million of securitized debt and borrowings under our credit agreement will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash flows and borrowings under our credit agreement as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future. If funds required for future acquisitions exceed existing sources of capital, we believe that favorable terms could be obtained if we were to increase or refinance our credit facilities or obtain additional capital by other means.

Off-balance sheet arrangements

Included in our consolidated operating results for the three months ended March 31, 2004 and 2003, was $73.0 million and $69.6 million, respectively, of net operating revenue and $7.2 million and $7.8 million, respectively, of income from operations, generated from eight hospitals operated by us under operating lease arrangements. In accordance with generally accepted accounting principles, the respective assets and the future lease obligations under these arrangements are not recorded in our consolidated balance sheet. Lease payments under these arrangements are included in rent expense when paid and totaled approximately $2.6 million and $2.4 million for the three months ended March 31, 2004 and 2003, respectively. The current terms of these operating leases expire between November 2004 and December 2019, not including lease extensions that we have options to exercise. The one hospital under lease whose current lease term is scheduled to expire in November 2004 generated $6.8 million of net operating revenue and $0.2 million of income from operations for the three months ended March 31, 2004. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.

In the past, we have utilized operating leases as a financing tool for obtaining the operations of specified hospitals without acquiring, through ownership, the related assets of the hospital and without a significant outlay of cash at the front end of the lease. We utilize the same management and operating strategies to improve operations under our ownership at those hospitals held under operating leases as we do at those hospitals that we own. We have not entered into any operating leases for hospital operations since December 2000.

Joint Ventures

We have from time to time sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. The amount of minority interest in equity is included in other long-term liabilities and the minority interest in income or loss is recorded in other operating expense. We do not believe these minority ownerships are material to our financial position or operating results. The balance of minority interests included in long-term liabilities was $8.3 million as of March 31, 2004, and $8.3 million as of December 31, 2003, and the amount of minority interest expense was $0.4 million for each of the three month periods ended March 31, 2004 and March 31, 2003.

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

Allowance for Doubtful Accounts

Substantially all of our accounts receivable are related to providing healthcare services to our hospitals' patients. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and outstanding patient balances for which the primary insurance payor has paid and the remaining outstanding balance (generally deductibles and co-payments) is owed by the patient. At the point of service, for patients required to make a co-payment, we generally collect less than 10% of the related revenue. For all procedures scheduled in advance, our policy is to verify insurance coverage prior to the date of the procedure. Insurance coverage is not verified in advance of procedures for walk-in and emergency room patients. Our estimate for the allowance for doubtful accounts is calculated by reserving as uncollectible all governmental and non-governmental accounts over 150 days from discharge. This method is monitored based on our historical cash collections experience. Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix that result in an increase in self-pay revenue, business office operations, economic conditions or trends in federal and state governmental health care coverage could affect our collection of accounts receivable.

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

Effective January 1, 2004, we changed our policy relative to the timing of the write-off of accounts receivable which are fully reserved. Previously, all amounts over 210 days from discharge were written-off and therefore excluded from the allowance for doubtful accounts and gross accounts receivable. Our new policy is to write-off gross accounts receivable when such amounts are placed with outside collection agencies. We believe this policy more accurately reflects the ongoing collection efforts within the Company and is more consistent with industry practices. This change in policy has no impact on the provision for bad debts and does not impact net accounts receivable as reflected on the accompanying balance sheet. At December 31, 2003, approximately $90 million of uncollected self-pay accounts over 210 days from discharge that were being actively pursued by our internal collection agency were written-off. As a result of our change in policy, at March 31, 2004, included in the allowance for doubtful accounts and gross accounts receivable are approximately $95 million of accounts over 210 days from discharge that are being actively pursued by our internal collection agency. At December 31, 2003 and March 31, 2004, we have approximately $500 million being pursued by various outside collection agencies. We expect to collect less than 5%, net of estimated collection fees of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. However, we take into consideration estimated collections of these amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

Days revenue outstanding was 65 at March 31, 2004 and December 31, 2003. This fell within our target range for days revenue outstanding of 60 - 65.

The following table is an aging of our gross (prior to allowances for contractual adjustments and doubtful accounts) accounts receivable (in thousands):

	Balance as of
	March 31, 2004		December 31, 2003
	0-150 days	Over 150 days	0-150 days	Over 150 days
Total gross accounts receivable	$1,290,837	$214,869	$1,279,342	$98,474

The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) summarized by aging categories is as follows:

	As of
	March 31, 2004	December 31, 2003
0 to 60 days	65.3%	69.0%
61 to 150 days	20.5%	24.0%
151 to 360 days	7.4%	6.5%
Over 360 days	6.8%	0.5%

Total	100.0%	100.0%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	As of
	March 31, 2004	December 31, 2003
Insured receivables	77%	81%
Self-pay receivables	23%	19%

Total	100%	100%

Although we do not specifically maintain information for individual categories of self-pay, as disclosed in our Form 10-K/A for the year ended December 31, 2003, as a component of total self-pay receivables, we estimate that uninsured self-pay receivables are approximately 40% to 45%, patient deductibles and co-insurance after third-party insurance payments are approximately 40% to 45%, and those insured patients billed directly because their insurance has not paid are approximately 15%. Those accounts that are being billed directly to patients because their third-party insurance coverage has not paid, are reclassed to self-pay receivables from insured receivables generally after 60 days from discharge in order to bill the patients directly and get them involved in assisting with the collection process from their third-party insurance company. None of these amounts represents a denial from commercial or other third-party payors. We estimate on a historical basis, the uncollected portion of self-pay receivables related to co-insurance, co-payments and deductibles range from 35% to 40% and the uncollected portion of self-pay receivables related to uninsured patients range from 80% to 85%. Additionally, we estimate the uncollected portion of self-pay receivables related to insured patients billed directly is insignificant. In the aggregate at March 31, 2004 we expect the uncollectible portion of all self-pay receivables, before recoveries of accounts previously written-off, to be approximately 60%—70%. The allowance for doubtful accounts as reported in the condensed consolidated financial statements at March 31, 2004 represents approximately 58% of self-pay receivables as described above. At December 31, 2003, the allowance for doubtful accounts represented approximately 40% of self-pay receivables. Had we included in gross accounts receivable and the allowance for doubtful accounts those accounts written-off that were still being collected by our internal collection agency as is being done at March 31, 2004, the allowance for doubtful accounts at December 31, 2003, would have represented approximately 58% of self-pay receivables.

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

Professional Liability Insurance Claims

We accrue for estimated losses resulting from professional liability claims to the extent they are not covered by insurance. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections and is discounted to its net present value using a weighted average risk-free discount rate of 3.4% in 2003 and 2002. To the extent that subsequent claims information varies from management's estimates, the liability is adjusted currently. Our insurance is underwritten on a "claims-made" basis. Prior to June 1, 2002, substantially all of our professional and general liability risks were subject to a $0.5 million per occurrence deductible; for claims reported from June 1, 2002 through June 1, 2003, these deductibles were $2.0 million per occurrence. Additional coverage above these deductibles was purchased through captive insurance companies in which we had a 7.5% minority ownership interest in each and to which the premiums paid by us represented less than 8% of the total premium revenues of each captive insurance company. Concurrently, with the formation of our own wholly-owned captive insurance company in June 2003, we terminated our minority interest relationships in those entities. Substantially all claims reported after June 1, 2003 are self-insured up to $4 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals is purchased through commercial insurance companies and generally covers us after the self insured amount up to $100 million per occurrence.

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

Recent Accounting Pronouncement

In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities", or FIN No. 46. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to specified entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As of December 31, 2003, we adopted the Provisions of FIN No. 46 which are effective as of December 31, 2003 and required to be applied to those entities that are considered to be special-purpose entities. The adoption of those effective provisions of FIN No. 46, did not have an impact on our consolidated financial position or results of operations as we have not identified any relationships that would qualify as special-purpose entities. The adoption of the remaining provisions of FIN No. 46 which were effective for us on March 31, 2004, did not have any impact on the consolidated financial statements. As of March 31, 2004, we have no investments in variable interest entities.

FORWARD-LOOKING STATEMENTS

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

  •
  the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which includes specific reimbursement changes for small urban and non-urban hospitals;

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

  •
  trends toward treatment of patients in less acute or specialty healthcare settings including ambulatory surgery centers or specialty hospitals;

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

A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1 million for the three months ended March 31, 2004.

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

PART II OTHER INFORMATION

Item 1.    Legal Proceedings

        Reference is made to Item 3. Legal Proceedings in our Form 10-K for the year ended December 31, 2003.

Item 2.    Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

On January 23, 2003, we announced an open market repurchase program for up to five million shares of our common stock. The repurchase program commenced immediately and will conclude at the earlier of three years or when the maximum number of shares have been repurchased. Through December 31, 2003, we have repurchased 790,000 shares at a weighted average price of $18.57 per share. There were no shares repurchased under this program in the first quarter ended March 31, 2004. The maximum number of shares that may yet be purchased under the open market repurchase program is 4,210,000.

Item 3.    Defaults Upon Senior Securities

        None

Item 4.    Submission of Matters to a Vote of Security Holders

        None

Item 5.    Other Information

        None

Item 6.    Exhibits and Reports on Form 8-K

  (a)
  Exhibits
10.1	Amendment No. 1 to the Community Health Systems, Inc. Supplemental Executive Retirement Plan
10.2	Community Health Systems, Inc. 2004 Employee Performance Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

  Form 8-K dated February 25, 2004, was filed in connection with the issuance of our press release announcing operating results for the fourth quarter and year ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 7, 2004	COMMUNITY HEALTH SYSTEMS, INC. (Registrant)

	By:	/s/ WAYNE T. SMITH Wayne T. Smith Chairman of the Board, President and Chief Executive Officer (principal executive officer)
	By:	/s/ W. LARRY CASH W. Larry Cash Executive Vice President, Chief Financial Officer and Director (principal financial officer)
	By:	/s/ T. MARK BUFORD T. Mark Buford Vice President and Corporate Controller (principal accounting officer)

Index to Exhibits

No.	Description
10.1	Amendment No. 1 to the Community Health Systems, Inc. Supplemental Executive Retirement Plan
10.2	Community Health Systems, Inc. 2004 Employee Performance Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Community Health Systems, Inc. Form 10-Q For the Quarter Ended March 31, 2004
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
PART II OTHER INFORMATION
SIGNATURES
Index to Exhibits