Form 10-Q
period 2004-06-30
COMMUNITY HEALTH SYSTEMS INC
filed 2004-08-06
CIK 1108109

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Yes ☒    No ☐

        As of July 31, 2004, there were outstanding 99,125,849 shares of the Registrant's Common Stock, $.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Six Months Ended June 30, 2004

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$18,605	$16,331
Patient accounts receivable, net of allowance for doubtful accounts of $203,451 and $103,677 at June 30, 2004 and December 31, 2003, respectively	552,378	559,097
Supplies	82,808	77,418
Prepaid expenses and taxes	32,320	24,314
Other current assets	16,061	18,920

Total current assets	702,172	696,080

Property and equipment	1,840,099	1,772,461
Less accumulated depreciation and amortization	(432,043)	(377,116)

Property and equipment, net	1,408,056	1,395,345

Goodwill	1,158,551	1,155,797

Other assets, net	112,485	102,989

Total assets	$3,381,264	$3,350,211

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Current maturities of long-term debt	$20,132	$29,677
Accounts payable	140,852	154,711
Current income taxes payable	46,820	9,126
Deferred income taxes	669	669
Accrued interest	7,531	7,558
Accrued liabilities	190,840	196,323

Total current liabilities	406,844	398,064

Long-term debt	1,353,782	1,444,981

Deferred income taxes	110,341	110,341

Other long-term liabilities	65,196	46,236

Stockholders' equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 100,025,761 shares issued and 99,050,212 shares outstanding at June 30, 2004 and 99,657,532 shares issued and 98,681,983 shares outstanding at December 31, 2003	1,000	997
Additional paid-in capital	1,324,765	1,315,959
Treasury stock, at cost, 975,549 shares at June 30, 2004 and December 31, 2003	(6,678)	(6,678)
Unearned stock compensation	—	(2)
Accumulated other comprehensive income (loss)	6,433	(103)
Accumulated earnings	119,581	40,416

Total stockholders' equity	1,445,101	1,350,589

Total liabilities and stockholders' equity	$3,381,264	$3,350,211

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net operating revenues	$813,669	$657,293	$1,636,045	$1,316,570

Operating costs and expenses:
Salaries and benefits	327,403	263,307	657,831	532,079
Provision for bad debts	81,721	62,078	167,832	124,419
Supplies	96,645	76,152	196,037	152,972
Other operating expenses	166,320	136,106	328,044	264,737
Rent	20,110	16,917	39,808	33,056
Depreciation and amortization	38,706	34,358	77,157	67,600
Minority interest in earnings	635	680	1,008	1,052

Total operating costs and expenses	731,540	589,598	1,467,717	1,175,915

Income from operations	82,129	67,695	168,328	140,655
Interest expense, net	18,488	16,667	37,260	33,683

Income before income taxes	63,641	51,028	131,068	106,972
Provision for income taxes	25,202	20,412	51,903	42,817

Net income	$38,439	$30,616	$79,165	$64,155

Net income per common share:
Basic	$0.39	$0.31	$0.80	$0.65

Diluted	$0.37	$0.30	$0.77	$0.64

Weighted-average number of shares outstanding:
Basic	98,779,918	98,256,322	98,744,091	98,313,669

Diluted	108,999,363	107,765,057	109,069,142	107,786,189

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities
Net income	$79,165	$64,155
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	77,157	67,600
Deferred income taxes	—	175
Minority interest in earnings	1,008	1,052
Stock compensation expense	2	6
Other non-cash expenses, net	(91)	(59)
Changes in operating assets and liabilities, net of effects of acquisitions:
Patient accounts receivable	8,335	(10,684)
Supplies, prepaid expenses and other current assets	(10,491)	(6,325)
Accounts payable, accrued liabilities and income taxes	36,411	19,720
Other	14,489	15,651

Net cash provided by operating activities	205,985	151,291

Cash flows from investing activities
Acquistions of facilities and other related equipment	(5,290)	(157,176)
Purchases of property and equipment	(83,143)	(66,351)
Proceeds from sale of equipment	976	250
Increase in other assets	(14,852)	(13,640)

Net cash used in investing activities	(102,309)	(236,917)

Cash flows from financing activities
Proceeds from exercise of stock options	1,903	768
Stock buy-back	—	(12,533)
Redemption of minority investments in joint ventures	(1,945)	(115)
Distributions to minority investors in joint ventures	(616)	(1,539)
Borrowings under credit agreement	45,640	80,000
Repayments of long-term indebtedness	(146,384)	(88,493)

Net cash used in financing activities	(101,402)	(21,912)

Net change in cash and cash equivalents	2,274	(107,538)
Cash and cash equivalents at beginning of period	16,331	132,844

Cash and cash equivalents at end of period	$18,605	$25,306

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    ACCOUNTING FOR STOCK-BASED COMPENSATION

        The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" and related interpretations. Compensation cost, which the Company has substantially none, is measured as the excess of the fair value of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans; however, it allows an entity to continue to measure compensation for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25. The Company has elected to continue to measure compensation under the intrinsic value method, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, "Accounting for Stock-Based Compensation Transition and Disclosures."

        Had the fair value based method under SFAS No. 123 been used to value options granted and compensation expense recognized on a straight-line basis over the vesting period of the grant, the Company's net income and net income per share would have been reduced to the pro-forma amounts indicated below (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income:	$38,439	$30,616	$79,165	$64,155
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	1,727	1,178	3,490	1,846

Pro-forma net income	$36,712	$29,438	$75,675	$62,309

Net income per share:
Basic—as reported	$0.39	$0.31	$0.80	$0.65

Basic—pro-forma	$0.37	$0.30	$0.77	$0.63

Diluted—as reported	$0.37	$0.30	$0.77	$0.64

Diluted—pro-forma	$0.36	$0.29	$0.73	$0.62

2.    BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the "Company") as of and for the three and six month periods ended June 30, 2004 and June 30, 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2004.

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

3.    COST OF REVENUE

        The majority of the Company's operating costs and expenses are "cost of revenue" items. Operating costs that could be classified as general and administrative by the Company would include the Company's corporate office costs which were $13.2 million and $10.7 million for the three month periods ended June 30, 2004 and 2003, respectively, and $24.3 million and $20.7 million for the six month periods ended June 30, 2004 and 2003, respectively.

4.    USE OF ESTIMATES

        The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from the estimates.

5.    ALLOWANCE FOR DOUBTFUL ACCOUNTS

        Effective January 1, 2004, the Company changed its policy relative to the timing of the write-off of fully reserved accounts receivable. Previously, all amounts over 210 days from discharge were written-off and therefore excluded from the allowance for doubtful accounts and gross accounts receivable. The Company's new policy is to write-off gross accounts receivable when such amounts are subsequently placed with outside collection agencies. The Company believes this policy more accurately reflects the ongoing collection efforts within the Company and is more consistent with industry practices. This change in policy has no impact on the provision for bad debts and does not impact net accounts receivable as reflected on the accompanying condensed consolidated balance sheets.

        At December 31, 2003, there were approximately $90 million in accounts receivable over 210 days from discharge that were fully reserved and were still being actively pursued by the Company's internal collection agency which were excluded from the allowance and gross accounts receivable. As a result of this change in policy, at June 30, 2004, the Company included in its allowance for doubtful accounts and gross accounts receivable approximately $100 million of uncollected accounts over 210 days from discharge that were fully reserved and were still being actively pursued by the Company's internal collection agency.

6.    RECENT ACCOUNTING PRONOUNCEMENT

        In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46R, "Consolidation of Variable Interest Entities," or FIN No. 46. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to specified entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As of December 31, 2003, the Company adopted the provisions of

FIN No. 46, which were effective as of December 31, 2003 and required to be applied to those entities that are considered to be variable interest entities. The adoption of those effective provisions of FIN No. 46 did not have an impact on the Company's consolidated financial position or results of operations as the Company had not identified any relationship that would qualify as variable interest entities. The adoption of the remaining provisions of FIN No. 46, which were effective for the Company on March 31, 2004, did not have any impact on the consolidated financial statements. As of June 30, 2004, the Company has no investments in variable interest entities.

7.    GOODWILL AND OTHER INTANGIBLE ASSETS

        The changes in the carrying amount of goodwill for the six months ended June 30, 2004, are as follows (in thousands):

Balance as of December 31, 2003	$1,155,797
Goodwill acquired as part of acquisitions during 2004	543
Consideration adjustments and finalization of purchase price allocations for acquisitions completed prior to 2004	2,211

Balance as of June 30, 2004	$1,158,551

        The Company completed its annual goodwill impairment test as required by SFAS No. 142, "Goodwill and Other Intangible Assets," using a measurement date of September 30, 2003. Based on the results of the impairment test, the Company was not required to recognize an impairment of goodwill.

        The gross carrying amount of the Company's other intangible assets was $9.8 million at June 30, 2004 and December 31, 2003, and the net carrying amount was $7.3 million at June 30, 2004 and $7.8 million at December 31, 2003. Other intangible assets are included in other assets, net on the Company's condensed consolidated balance sheets.

        The weighted average amortization period for the intangible assets subject to amortization is approximately seven years. There are no expected residual values related to these intangible assets. Amortization expense on intangible assets during the three and six months ended June 30, 2004 was $0.3 million and $0.6 million, respectively, and during the three and six months ended June 30, 2003 was $0.1 million and $0.2 million, respectively. Amortization expense on intangible assets is estimated to be $0.5 million for the remainder of 2004, $1.0 million in fiscal 2005, $0.8 million in fiscal 2006, $0.7 million in fiscal 2007, $0.6 million in fiscal 2008, and $0.5 million for fiscal 2009.

8.    EARNINGS PER SHARE

        The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Numerator:
Net income	$38,439	$30,616	$79,165	$64,155
Convertible notes, interest, net of taxes	2,189	2,189	4,378	4,378

Adjusted net income	$40,628	$32,805	$83,543	$68,533

Denominator:
Weighted-average number of shares outstanding—basic	98,779,918	98,256,322	98,744,091	98,313,699
Unvested common shares	31,276	116,677	31,276	116,677
Effect of dilutive securities:
Employee stock options	1,606,093	809,982	1,711,699	773,737
Convertible notes	8,582,076	8,582,076	8,582,076	8,582,076

Weighted-average number of shares—diluted	108,999,363	107,765,057	109,069,142	107,786,189

Basic earnings per share	$0.39	$0.31	$0.80	$0.65

Diluted earnings per share	$0.37	$0.30	$0.77	$0.64

        Since the net income per share impact of the conversion of the convertible notes is less than the basic net income per share for the three and six months ended June 30, 2004 and June 30, 2003, the convertible notes are dilutive and accordingly, must be included in the fully diluted calculation.

9.    STOCKHOLDERS' EQUITY

        On January 23, 2003, the Company announced an open market share repurchase program for a maximum of five million shares of its common stock or $100 million of aggregate repurchase price. The repurchase program commenced immediately and will conclude at the earlier of three years or when the maximum number of shares have been repurchased or the maximum dollar amount of purchases of shares has been reached. Through December 31, 2003, the Company has repurchased 790,000 shares at a weighted average price of $18.57 per share. There were no shares repurchased under this program during the six months ended June 30, 2004. The maximum number of shares that may yet be purchased under the open market share repurchase program is 4,210,000, or the maximum dollar amount of shares that may yet be purchased cannot exceed $85.3 million.

10.    COMPREHENSIVE INCOME

        The following table presents the components of comprehensive income, net of related taxes. The change in fair value of interest rate swap agreements is a function of the spread between the fixed interest rate of the swap and the underlying variable interest rate (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net income	$38,439	$30,616	$79,165	$64,155
Net change in fair value of interest rate swap	11,359	(631)	6,536	(824)

Comprehensive income	$49,798	$29,985	$85,701	$63,331

        The net change in fair value of the interest rate swap is included in stockholders' equity on the condensed consolidated balance sheets.

11.    SUBSEQUENT EVENTS

        On July 27, 2004, the Company filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission relating to the offer from time to time of up to $1.0 billion of common stock and/or convertible debt securities. The shelf registration statement includes up to 23.1 million shares that may be sold from time to time by affiliates of Forstmann Little and Company ("FL & Co."), the principal stockholders since its 1996 acquisition of the Company's predecessor. The 23.1 million or approximately 23% of the Company's outstanding shares being offered by affiliates of FL & Co. represents all of their beneficial ownership in the Company. The Company will not receive proceeds from any sales of shares by FL & Co. The proceeds from any sale of shares or convertible debt securities by the Company will be used for general corporate purposes, including but not limited to, repayment or refinancing of borrowings, working capital, capital expenditures, acquisitions and the repurchase of Company stock.

        Effective July 1, 2004, the Company completed the acquisition of Galesburg Cottage Hospital (170 beds) in Galesburg, Illinois. Consideration for this hospital totaled approximately $31 million, of which approximately $25 million was paid in cash and $6 million was assumed in liabilities. The hospital was acquired from a local not-for-profit corporation.

        Effective August 1, 2004, the Company completed the acquisition of Phoenixville Hospital, (143 beds) in Phoenixville, Pennsylvania. The consideration for this hospital totaled approximately $104 million, of which approximately $98 million was paid in cash and $6 million was assumed in liabilities. The hospital was acquired from the University of Pennsylvania.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations

        You should read this discussion together with our unaudited Condensed Consolidated Financial Statements and accompanying notes included herein.

Executive Overview

        We are the largest non-urban provider of general hospital healthcare services in the United States in terms of number of facilities. For the quarter ended June 30, 2004, we generated $813.7 million in net operating revenues, a growth of 23.8% over the second quarter of 2003, and $38.4 million in net income, a growth of 25.6% over the second quarter of 2003. For the six months ended June 30, 2004, we generated $1.6 billion in net operating revenues, a growth of 24.3% over the six months ended June 30, 2003, and $79.2 million of net income, a growth of 23.4% over the six months ended June 30, 2003.

        The 23.8% increase in net operating revenues in the quarter ended June 30, 2004, was primarily due to the execution of our acquisition strategy, with 16.8% of the net operating revenue growth coming from hospitals owned less than one year. The remaining 7.0% growth was from hospitals owned throughout both periods. Of the increase in net operating revenues from hospitals owned throughout both periods, we estimate that 2.4% was attributable to increases in rates, the acuity level of services provided and payor mix, 1.0% was attributable to net increases in governmental reimbursement and approximately 3.6% was attributable to volume increases. The volume portion of the increases is based on a calculation of adjusted admissions, which includes inpatient admissions and an estimate of outpatient volume. Likewise, the 24.3% increase in net operating revenues for the six months ended June 30, 2004, was primarily due to the execution of our acquisition strategy, with 16.7% of the net operating revenue growth coming from hospitals owned less than one year and the remaining 7.6% growth coming from hospitals owned throughout both periods. Of the increase in net operating revenues from hospitals owned throughout both periods, we estimate that 3.8% was attributable to increases in rates, the acuity level of services provided and payor mix, 1.0% was attributable to net increases in governmental reimbursement and approximately 2.8% was attributable to volume increases. Admissions at hospitals owned throughout both periods increased 3.3% in the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, and 2.6% in the six month period ended June 30, 2004, as compared to the six months ended June 30, 2003 primarily reflecting the growth in cardiology related procedures and surgery cases at those hospitals.

        During the quarter ended June 30, 2004 as compared to the quarter ended June 30, 2003, salaries and benefits as a percentage of net operating revenues at hospitals owned throughout both periods remained flat. For the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, we have reduced salaries and benefits as a percentage of net operating revenues at hospitals owned throughout both periods. The provision for bad debts for both the three and six month periods ended June 30, 2004 increased as compared to the same prior year periods due to the increase in uncollected self-pay accounts, primarily caused by an increase in self-pay gross revenue in the quarter. On a consolidated basis, total operating costs and expenses as a percentage of net operating revenues increased for both the three and six months ended June 30, 2004, as compared to the same prior year periods primarily as a result of our operating improvements being offset by those recently acquired hospitals where our strategies to improve profitability have not yet been implemented or where we have not yet fully recognized the benefits of these strategies and also as a result of an increase in consolidated bad debt expense.

        Cash flows from operating activities were $206.0 million for the six months ended June 30, 2004, compared to $151.3 million for the six months ended June 30, 2003, an increase of 36.2%. The increase is due primarily to increases in net income, non-cash expenses and improved collections of accounts receivable at hospitals owned throughout both periods. Net cash provided by operating activities for the six months ended June 30, 2003 included approximately $10 million due to the receipt of a cash advance from our Medicare Intermediary. This cash advance substantially offsets the build-up of accounts receivables related to acquisitions during the six months ended June 30, 2003. Had net cash provided by operating activities for the six months ended June 30, 2003 been adjusted for the cash advance, the build-up of accounts receivable and the impact of not assuming accounts payable related to acquisitions during the six months ended June 30, 2003, the change between periods would have been an increase of 32.2%.

        As a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the additional disproportionate share payment began April 1, 2004 and is expected to increase reimbursement to us by approximately $6.5 million for 2004. The reimbursement improvement from the change in the labor-related share of the hospital DRG inpatient payment to which a wage index is applied provided for in this law is effective October 1, 2004 and is expected to have a positive impact of approximately $1.5 million for 2004.

Recent Developments

        On July 27, 2004, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission relating to the offer from time to time of up to $1.0 billion of common stock and/or convertible debt securities. The shelf registration statement includes up to 23.1 million shares that may be sold from time to time by affiliates of FL & Co., the principal stockholders since its 1996 acquisition of our predecessor. The 23.1 million or approximately 23% of our outstanding shares being offered by affiliates of FL & Co. represents all of their beneficial ownership in us. We will not receive proceeds from any sales of shares by FL & Co. The proceeds from any sale of newly issued shares or convertible debt securities by us will be used for general corporate purposes, including but not limited to, repayment or refinancing of borrowings, working capital, capital expenditures, acquisitions and the repurchase of Company stock.

        Effective July 1, 2004, we completed the acquisition of Galesburg Cottage Hospital (170 beds) in Galesburg, Illinois. Consideration for this hospital totaled approximately $31 million, of which approximately $25 million was paid in cash and $6 million was assumed in liabilities. The hospital was acquired from a local not-for-profit corporation.

        Effective August 1, 2004, we completed the acquisition of Phoenixville Medical Center, (143 beds) in Phoenixville, Pennsylvania. The consideration for this hospital totaled approximately $104 million, of which approximately $98 million was paid in cash and $6 million was assumed in liabilities. The hospital was acquired from the University of Pennsylvania.

Sources of Consolidated Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004		2003
Medicare	31.5%	32.5%	32.4%		32.9%
Medicaid	10.4%	10.6%	10.2%		10.6%
Managed Care	20.3%	18.7%	20.4%		18.1%
Self-pay	14.3%	12.4%	13.6	%(1)	13.0%
Other third party payors	23.5%	25.8%	23.4%		25.4%

Total	100.0%	100.0%	100.0%		100.0%

  (1)
  The growth in self-pay revenue is from non same-store hospitals.

        Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in the periods that these adjustments become known. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the three and six month periods ended June 30, 2004 and 2003.

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

        The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(expressed as a percentage of net operating revenues)
Net operating revenues	100.0	100.0	100.0	100.0
Operating expenses(a)	(85.1)	(84.4)	(84.9)	(84.1)
Depreciation and amortization	(4.7)	(5.2)	(4.7)	(5.1)
Minority interest in earnings	(0.1)	(0.1)	(0.1)	(0.1)

Income from operations	10.1	10.3	10.3	10.7
Interest expense, net	(2.3)	(2.5)	(2.3)	(2.6)

Income before income taxes	7.8	7.8	8.0	8.1
Provision for income taxes	(3.1)	(3.1)	(3.2)	(3.2)

Net income	4.7	4.7	4.8	4.9

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(expressed in percentages)
Percentage increase from same period prior year:
Net operating revenues	23.8	24.3
Admissions	19.3	18.5
Adjusted admissions(b)	19.8	19.0
Average length of stay	5.3	5.1
Net Income	25.6	23.4
Same-hospitals percentage increase from same period prior year(c):
Net operating revenues	7.0	7.6
Admissions	3.3	2.6
Adjusted admissions(b)	3.6	2.8

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

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

        Net operating revenues increased by 23.8% to $813.7 million for the three months ended June 30, 2004 from $657.3 million for the three months ended June 30, 2003. Of the $156.4 million increase in net operating revenues, the three hospitals we acquired in the third and fourth quarters of 2003, which are not yet included in same-store revenues, contributed approximately $110.5 million, and hospitals we owned throughout both periods contributed $45.9 million, an increase of 7.0%. Of the increase from hospitals owned throughout both periods, approximately 2.4% was attributable to rate increases, payor mix and the acuity level of services provided, 1.0% was attributable to net increases from government reimbursement and approximately 3.6% was attributable to volume increases.

        Inpatient admissions increased by 19.3% primarily due to newly acquired hospitals. Adjusted admissions increased by 19.8%. Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues. Average length of stay increased by 5.3%. On a same-store basis, inpatient admissions increased by 3.3%, adjusted admissions increased by 3.6% and patient days increased 6.3%. On a same-store basis net inpatient revenues increased 6.1% and net outpatient revenues increased 8.3%.

        Operating expenses, as a percentage of net operating revenues, increased from 84.4% for the three months ended June 30, 2003 to 85.1% for the three months ended June 30, 2004. Salaries and benefits, as a percentage of net operating revenues, increased from 40.1% for the three months ended June 30, 2003, to 40.2% for the three months ended June 30, 2004, primarily as a result of recent acquisitions having higher salaries and benefits as a percentage of net operating revenues for which reductions have not yet been realized offset by improvements at hospitals owned throughout both periods. Provision for bad debts, as a percentage of net revenues, increased from 9.4% for the three months ended June 30, 2003 to 10.0% for the three months ended June 30, 2004 primarily as a result of an increase in uncollected self-pay accounts. Supplies, as a percentage of net operating revenues, increased from 11.6% for the three months ended June 30, 2003 to 11.9% for the three months ended June 30, 2004, primarily as a result of the impact of the three large acquisitions in the third and fourth quarters of 2003. Despite the inclusion of approximately $0.9 million in expenses related to the offering of stock by selling stockholders in April 2004, rent and other operating expenses, as a percentage of net operating revenues, decreased from 23.3% for the three months ended June 30, 2003, to 23.0% for the three months ended June 30, 2004, primarily due to reduction in rent as a percentage of net operating revenues. Malpractice expense and contract labor as a percentage of net operating revenues remained the same for the three month period ended June 30, 2004 as compared to the three months ended June 30, 2003. Net income margins were at 4.7% for both the three months ended June 30, 2004 and three months ended June 30, 2003.

        On a same-store basis, salary and benefits expense, as a percentage of net operating revenues, was the same for each of the three months periods ended June 30, 2004 and 2003, as a result of improvements being offset by additional expense from an increase in the number of employed physicians. The provision for bad debts expense for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 increased 0.2% of net operating revenues primarily as a result of a slight increase in uncollected self-pay accounts. Supply expense remained flat for the comparable periods. Rent and other operating expenses for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 decreased 0.4% of net operating revenue. On a same-store basis, income from operations as a percentage of net operating revenues increased from 10.5% for the three months ended June 30, 2003 to 11.0% for the three months ended June 30, 2004.

        Depreciation and amortization increased by $4.3 million from $34.4 million for the three months ended June 30, 2003 to $38.7 million for the three months ended June 30, 2004. The three hospitals acquired in the third and fourth quarters of 2003, not yet included in same-store, accounted for $4.9 million of the increase, offset by a decrease of $0.6 million at all other locations.

        Interest expense, net increased by $1.8 million from $16.7 million for the three months ended June 30, 2003 to $18.5 million for the three months ended June 30, 2004. The increase in our average outstanding debt during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003, due primarily to borrowings in the third and fourth quarter of 2003 to make acquisitions, accounted for a $2.5 million increase. This increase was offset by a decrease of $0.7 million resulting from the decrease in interest rates during the three months ended June 30, 2004 as compared to the three months ended June 30, 2003.

        Provision for income taxes increased from $20.4 million for the three months ended June 30, 2003 to $25.2 million for the three months ended June 30, 2004 as a result of the increase in pre-tax income.

        Net income was $38.4 million for the three months ended June 30, 2004 compared to $30.6 million for the three months ended June 30, 2003, an increase of $7.8 million.

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003

        Net operating revenues increased 24.3% to $1,636.0 million for the six months ended June 30, 2004 from $1,316.6 million for the six months ended June 30, 2003. Of the $319.4 million increase in net operating revenues, the three hospitals acquired in 2003, which are not yet included in same-store revenues, contributed approximately $219.9 million, and hospitals we owned throughout both periods contributed $99.5 million, an increase of 7.6%. Of the increase from hospitals owned throughout both periods, approximately 3.8% was attributable to rate increases, payor mix and the acuity level of services provided, 1.0% was attributable to government reimbursements and approximately 2.8% was attributable to volume.

        Inpatient admissions increased by 18.5% for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. Adjusted admissions increased by 19.0% for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. On a same-store basis, inpatient admissions increased by 2.6% for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, and adjusted admissions increased by 2.8% for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003. On a same-store basis, net inpatient revenues increased 5.9% and net outpatient revenues increased 9.5% for the six months ended June 30, 2004, as compared to the six months ended June 30, 2003.

        Operating expenses, as a percentage of net operating revenues, increased from 84.1% for the six months ended June 30, 2003, to 84.9% for the six months ended June 30, 2004. Salaries and benefits, as a percentage of net operating revenues, decreased from 40.4% for the six months ended June 30, 2003, to 40.2% for the six months ended June 30, 2004, primarily as a result of improvements at hospitals owned throughout both periods, offset by the hospitals acquired in 2003 having higher salaries and benefits as a percentage of net operating revenues for which reductions have not yet been realized. Provision for bad debts, as a percentage of net operating revenues, increased to 10.3% for the six months ended June 30, 2004 from 9.5% for the comparable period in 2003, due primarily to an increase in uncollected self-pay accounts. Supplies as a percentage of net operating revenues increased to 12.0% for the six months ended June 30, 2004, from 11.6% for the comparable period in 2003, primarily as a result of the impact of the three large acquisitions in the third and fourth quarters of 2003. Despite the inclusion during the six months ended June 30, 2004 of approximately $1.1 million in expenses related to the offering of stock by selling stockholders in April 2004, rent and other operating expenses, as a percentage of net operating revenues, decreased from 22.6% for the six months ended June 30, 2003 to 22.4% for the six months ended June 30, 2004 primarily due to a decrease in purchased services. Net income margins decreased from 4.9% for the six months ended June 30, 2003 to 4.8% for the six months ended June 30, 2004 due to increases in operating expenses as a percentage of net operating revenues offset by the decreases in depreciation and amortization and interest expense as a percentage of net operating revenues.

        On a same-store basis, for the six months ended June 30, 2004 as compared to the six months ended June 30, 2003, we achieved a decrease in salary and benefits expense of 0.5% of net operating revenue resulting primarily from a combination of operating efficiency gains and the additional use of contract labor, primarily nursing. Combined salaries, benefits and contract labor decreased 0.2% of net operating revenue for the six months ended June 30, 2004, compared to the six months ended June 30, 2003. The provision for bad debts expense increased 0.5% of net operating revenues primarily as a result of a slight increase in uncollected self-pay accounts. Rent and other operating expenses remained unchanged as a percentage of net operating revenue. On a same-store basis, income from operations as a percentage of net operating revenues increased from 10.8% for the six months ended June 30, 2003 to 11.1% for the six months ended June 30, 2004.

        Depreciation and amortization increased by $9.6 million from $67.6 million, or 5.1% of net operating revenues, for the six months ended June 30, 2003 to $77.2 million, or 4.7% of net operating revenues, for the six months ended June 30, 2004. The three hospitals acquired in 2003 not yet included in same-store accounted for $9.4 million of the increase, facility renovations and purchases of equipment, information system upgrades, and other deferred items, primarily the amortization of physician recruitment costs, accounted for the remaining $0.2 million.

        Interest, net increased from $33.7 million for the six months ended June 30, 2003 to $37.3 million for the six months ended June 30, 2004 as a result of a combination of increased borrowing and decreased interest rates. The increase in average debt balance during the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, accounted for an increase of $5.7 million. The net increase in average debt balance is the result of additional borrowings to finance hospital acquisitions since the end of the second quarter of 2003. This increase was offset by a decrease of $2.1 million related to a decrease in interest rates from the end of the second quarter of 2003.

        Income before income taxes increased $24.1 million from $107.0 million for the six months ended June 30, 2003 to $131.1 million for the six months ended June 30, 2004, primarily as a result of the continuing execution of our operating strategy and results from hospitals acquired during 2003.

        Provision for income taxes increased $9.1 million from $42.8 million for the six months ended June 30, 2003 to $51.9 million for the six months ended June 30, 2004, as a result of the increase in pre-tax income. The decrease in the effective tax rate from 40.0% for the six months ended June 30, 2003 to 39.6% for the six months ended June 30, 2004, is primarily the result of fluctuations in income reported to separate taxing jurisdictions.

        Net income was $79.2 million for the six months ended June 30, 2004 compared to $64.2 million for the six months ended June 30, 2003, an increase of $15.0 million.

Liquidity and Capital Resources

        Net cash provided by operating activities increased $54.7 million to $206.0 million for the six months ended June 30, 2004 from $151.3 million for the six months ended June 30, 2003, an increase of 36.2%. This increase is due primarily to an incremental increase in net income of $15.0 million, an incremental increase in depreciation and amortization expense of $9.6 million, an incremental increase in the malpractice liability of $8.1 million over the increase in this liability during the six months ended June 30, 2003, an improvement in cash collections on accounts receivable of $19.0 million and a net increase in all other operating assets and liabilities of $3.0 million. The net increase in other operating assets and liabilities primarily represents an increase in income taxes payable, offset by a decrease in third party payor liabilities. Net cash provided by operating activities for the six months ended June 30, 2003 included approximately $10.0 million due to the receipt of a cash advance from our Medicare Intermediary. This cash advance substantially offsets the build-up of accounts receivable related to acquisitions during the 2003 period. Had net cash provided by operating activities for the six months ended June 30, 2003 been adjusted for the cash advance, the build-up of accounts receivable and the impact of not assuming accounts payable related to acquisitions during the six months ended June 30, 2003, the change between periods would have been an increase of 32.2%. As a result of utilizing available tax deferral opportunities during the six months ended June 30, 2004, we anticipate that cash paid for income taxes will increase by approximately $55.0 million over the remaining six months of 2004 as compared to the six months ended December 31, 2004.

        The use of cash from investing activities decreased from $236.9 million for the six months ended June 30, 2003 to $102.3 million for the six months ended June 30, 2004. Of this decrease, $151.9 million resulted from decreased acquisition activity during the six months ended June 30, 2004 as compared to the same period in the prior year. Net cash used in financing activities increased $79.5 million during the six months ended June 30, 2004 compared to the six months ended June 30, 2003 primarily as a result of an increase in debt repayments and reduced borrowings.

Capital Expenditures

        Cash expenditures for purchases of facilities were $5.3 million for the six months ended June 30, 2004 and $157.2 for the six months ended June 30, 2003. The expenditures during the six months ended June 30, 2004 included $2.7 million for the acquisition of a surgery center in one of our current markets and $2.6 million for information systems and other equipment to integrate recently acquired hospitals. The expenditures for the six months ended June 30, 2003 include $141.1 million for the seven hospitals acquired during that period and $16.1 million for information systems and other equipment to integrate those recently acquired hospitals.

        Excluding the cost to construct replacement hospitals, our capital expenditures for the six months ended June 30, 2004 totaled $70.5 million compared to $45.7 million for the six months ended June 30, 2003. This increase is primarily the result of additional construction and renovation projects at our hospitals. Costs to construct replacement hospitals totaled $12.6 million during the six months ended June 30, 2004 and $20.7 million for the six months ended June 30, 2003.

        Pursuant to hospital purchase agreements in effect as of June 30, 2004, we are required to construct one replacement hospital, which is subject to state certificate of need approval. Since approval for this project has not yet been obtained, final construction cost estimates are not yet available. During the three months ended June 30, 2004, we completed construction on and opened a replacement hospital in Las Vegas, New Mexico. Total cost of this hospital was approximately $26 million. We expect total capital expenditures of approximately $153 to $157 million for the year ended December 31, 2004, including approximately $140 to $143 million for renovation and equipment purchases (which includes amounts which are required to be expended pursuant to the terms of the hospital purchase agreements) and approximately $13 to $14 million for construction and equipment purchases of replacement hospitals.

Capital Resources

        Net working capital was $295.3 million at June 30, 2004 compared to $298.0 million at December 31, 2003. The $2.7 million decrease was attributable primarily to decreases in accounts receivable and accounts payable, which reflect the timing of our collection and cash payments and the increase in income taxes payable, which is reflective of our increase in taxable income and the timing of periodic tax payments.

        On July 16, 2002 we entered into a $1.2 billion senior secured credit facility with a consortium of lenders. The facility replaced our previous credit facility and consists of an $850 million term loan that matures in 2010 (as opposed to 2005 under the previous facility) and a nine-year $350 million revolving credit facility that matures in 2010 (as opposed to 2004 under the previous facility). On July 2, 2003, we amended our senior secured credit facility by exercising a feature of the facility allowing us to add $200 million of funded term loans with the same interest rate per annum as the existing term loans. The $200 million in incremental term loans mature in 2011. We may elect from time to time an interest rate per annum for the borrowings under the term loan including the incremental term loan and revolving credit facility equal to (a) an annual benchmark rate, which will be equal to the greatest of (i) the Prime Rate; (ii) the Base CD Rate plus 100 basis points or (iii) the Federal Funds Effective Rate plus 50 basis points (the "ABR"), plus (1) 150 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 250 basis points for the term loan and (2) the Eurodollar Applicable Margin for revolving credit loans. We also pay a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee is based on a pricing grid depending on the Eurodollar Applicable Margin for revolving credit loans and ranges from 0.375% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, we will pay fees for each letter of credit issued under the credit facility. The purpose of the facility was to refinance our previous credit agreement, repay specified other indebtedness, and fund general corporate purposes including acquisitions. As of June 30, 2004, our availability for additional borrowings under our revolving credit facility was $350 million of which $20 million is set aside for outstanding letters of credit. We also have the ability to add up to $150 million of securitized debt under our agreement, which we have not yet accessed. As of June 30, 2004, our weighted average interest rate under our credit agreement was 4.3%.

        The terms of the credit agreement include various restrictive covenants. These covenants include restrictions on additional indebtedness, investments, asset sales, capital expenditures, sale and leasebacks, contingent obligations, transactions with affiliates, and fundamental changes. We would be required to amend the existing credit agreement in order to pay dividends to our stockholders. The covenants also require maintenance of various ratios regarding consolidated total indebtedness, consolidated interest, and fixed charges. The level of these covenants are similar to or more favorable than the credit facility we refinanced.

        We are currently a party to six separate interest swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. Under two agreements, effective November 23, 2001 and expiring in November 2004 and 2005, we pay interest at fixed rates of 4.03% and 4.46%, respectively. Each of these agreements have a $100 million notional amount of indebtedness. Under a third agreement, effective November 4, 2002, we pay interest at a fixed rate of 3.30% on $150 million notional amount of indebtedness. This agreement expires in November 2007. Under a fourth agreement, effective June 13, 2003, we pay interest at a fixed rate of 2.04% on $100 million notional amount of indebtedness. This agreement expires in June 2007. Under a fifth agreement, effective June 13, 2003, we pay interest at a fixed rate of 2.40% on $100 million notional amount of indebtedness. This agreement expires in June 2008. Under a sixth agreement, effective October 3, 2003, we pay interest at a fixed rate of 2.31% on $100 million notional amount of indebtedness. This agreement expires in October 2006. We receive a variable rate of interest on each of these swaps based on the three-month London Inter-Bank Offer ("LIBOR"), excluding the margin paid under the credit facility on a quarterly basis, which is currently 225 basis points for revolver loans and 250 basis points for term loans under the credit facility.

        We believe that internally generated cash flows, the ability to add $150 million of securitized debt and borrowings under our credit agreement will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash flows and borrowings under our credit agreement as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future. If funds required for future acquisitions exceed existing sources of capital, we believe that favorable terms could be obtained if we were to increase or refinance our credit facilities or we could obtain additional capital by other means. With respect to this, we are currently discussing with our lenders certain adjustments to our credit agreement, including a reduction in interest rates and an increase in borrowing capacity to finance future acquisitions. There can be no assurance that any amendment to our credit agreement will be entered into.

Off-balance sheet arrangements

        Included in our consolidated operating results for the six months ended June 30, 2004 and 2003, was $146.7 million and $139.0 million, respectively, of net operating revenue and $15.3 million and $15.9 million, respectively, of income from operations, generated from eight hospitals operated by us under operating lease arrangements. In accordance with generally accepted accounting principles, the respective assets and the future lease obligations under these arrangements are not recorded in our consolidated balance sheet. Lease payments under these arrangements are included in rent expense when paid and totaled approximately $5.2 million and $4.9 million for the six months ended June 30, 2004 and 2003, respectively. The current terms of these operating leases expire between

November 2004 and December 2019, not including lease extensions that we have options to exercise. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals. The one hospital under lease whose current lease term is scheduled to expire in November 2004 generated $13.1 million of net operating revenue and $0.5 million of income from operations for the six months ended June 30, 2004.

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

Joint Ventures

        We have from time to time sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. The amount of minority interest in equity is included in other long-term liabilities and the minority interest in income or loss is recorded separately in the condensed consolidated statements of income. We do not believe these minority ownerships are material to our financial position or operating results. The balance of minority interests included in long-term liabilities was $9.0 million as of June 30, 2004, and $8.2 million as of December 31, 2003, and the amount of minority interest expense was $1.0 million for the six months ended June 30, 2004 and $1.1 million for the six months ended June 30, 2003.

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

Allowance for Doubtful Accounts

        Substantially all of our accounts receivable are related to providing healthcare services to our hospitals' patients. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and outstanding patient balances for which the primary insurance payor has paid and the remaining outstanding balance (generally deductibles and co-payments) is owed by the patient. At the point of service, for patients required to make a co-payment, we generally collect less than 10% of the related revenue. For all procedures scheduled in advance, our policy is to verify insurance coverage prior to the date of the procedure. Insurance coverage is not verified in advance of procedures for walk-in and emergency room patients. Our estimate for the allowance for doubtful accounts is calculated by reserving as uncollectible all governmental and non-governmental accounts over 150 days from discharge. This method is monitored based on our historical cash collections experience. Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix that result in an increase in self-pay revenue, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable.

        We do not provide specific reserves by payor category but estimate bad debts as a consolidated provision for total accounts receivable. We believe our policy of reserving all accounts over 150 days from discharge, without regard to payor class, has resulted in reasonable estimates determined on a consistent basis. We believe that we collect substantially all of our third-party insured receivables which includes receivables from governmental agencies. Since our methodology is not applied by individual payor class, reserving all amounts over 150 days, which includes some accounts that are collectible, has provided us with a reasonable estimate of an allowance for doubtful accounts to cover all accounts receivable, including individual amounts in both the 150 day and under and over 150 day categories, that are uncollectible. To date, we believe there has not been a material difference between our bad debt allowances and the ultimate historical collection rates on accounts receivables including self-pay. We review our overall reserve adequacy by monitoring historical cash collections as a percentage of net revenue less the provision for bad debts.

        Effective January 1, 2004, we changed our policy relative to the timing of the write-off of fully reserved accounts receivable. Previously, all amounts over 210 days from discharge were written-off and therefore excluded from the allowance for doubtful accounts and gross accounts receivable. Our new policy is to write-off gross accounts receivable when such amounts are placed with outside collection agencies. We believe this policy more accurately reflects the ongoing collection efforts within the Company and is more consistent with industry practices. This change in policy has no impact on the provision for bad debts and does not impact net accounts receivable as reflected on the accompanying June 30, 2004 condensed consolidated balance sheet. At December 31, 2003, approximately $90 million of uncollected self-pay accounts over 210 days from discharge that were being actively pursued by our internal collection agency were written-off. As a result of our change in policy, at June 30, 2004, included in the allowance for doubtful accounts and gross accounts receivable are approximately $100 million of accounts over 210 days from discharge that are being actively pursued by our internal collection agency. At December 31, 2003 and June 30, 2004, we have approximately $550 million being pursued by various outside collection agencies. We expect to collect less than 5%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. However, we take into consideration estimated collections of these amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

        Days revenue outstanding was 62 at June 30, 2004 and 65 at December 31, 2003. This fell within our target range for days revenue outstanding of 60 - 65.

        The following table is an aging of our gross (prior to allowances for contractual adjustments and doubtful accounts) accounts receivable (in thousands):

	Balance as of
	June 30, 2004		December 31, 2003
	0-150 days	Over 150 days	0-150 days	Over 150 days
Total gross accounts receivable	$1,176,796	$211,220	$1,279,342	$98,474

        The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) summarized by aging categories is as follows:

	As of
	June 30, 2004(1)	December 31, 2003
0 to 60 days	64.6%	69.0%
61 to 150 days	20.2%	24.0%
151 to 360 days	7.7%	6.5%
Over 360 days	7.5%	0.5%

Total	100.0%	100.0%

        The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	As of
	June 30, 2004 (1)	December 31, 2003
Insured receivables	73%	81%
Self-pay receivables	27%	19%

Total	100%	100%

(1)
Changes from December 31, 2003, are primarily a result of our change in policy relative to the timing of the write-off of accounts receivable which are fully reserved. See page 19 for details on change in policy.

        Although we do not specifically maintain information for individual categories of self-pay, as disclosed in our Form 10-K/A for the year ended December 31, 2003, as a component of total self-pay receivables, we estimate that uninsured self-pay receivables are approximately 40% to 45%, patient deductibles and co-insurance after third-party insurance payments are approximately 40% to 45%, and those insured patients billed directly because their insurance has not paid are approximately 15%. Those accounts that are being billed directly to patients because their third-party insurance coverage has not paid, are reclassed to self-pay receivables from insured receivables generally after 60 days from discharge in order to bill the patients directly and get them involved in assisting with the collection process from their third-party insurance company. None of these amounts represents a denial from commercial or other third-party payors. We estimate on a historical basis, the uncollected portion of self-pay receivables related to co-insurance, co-payments and deductibles range from 35% to 40% and the uncollected portion of self-pay receivables related to uninsured patients range from 80% to 85%. Additionally, we estimate the uncollected portion of self-pay receivables related to insured patients billed directly is insignificant. In the aggregate at June 30, 2004, we expect the uncollectible portion of all self-pay receivables, before recoveries of accounts previously written-off, to be approximately 60% to 70%. The allowance for doubtful accounts as reported in the condensed consolidated financial statements at June 30, 2004 represents approximately 56% of self-pay receivables as described above net of allowances for other discounts. At December 31, 2003, the allowance for doubtful accounts represented approximately 40% of self-pay receivables as described above, net of allowances for other discounts. Had we included in gross accounts receivable and the allowance for doubtful accounts those accounts written-off that were still being pursued by our internal collection agency as is being done at June 30, 2004, the allowance for doubtful accounts at December 31, 2003, would have represented approximately 55% of self-pay receivables.

Goodwill and Other Intangibles

        Goodwill represents the excess of cost over the fair value of net assets acquired. Prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142 "Goodwill and Other Intangible Assets," goodwill arising from business combinations completed prior to July 1, 2001 was amortized on a straight-line basis over a period ranging from 18 to 40 years. Currently, goodwill arising from business combinations (whether or not completed prior to July 1, 2001) is accounted for under the provisions of SFAS No. 141 "Business Combinations" and SFAS No. 142 and is not amortized. SFAS No. 142 requires goodwill to be evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. We selected September 30th as our annual testing date.

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

Professional Liability Insurance Claims

        We accrue for estimated losses resulting from professional liability claims to the extent they are not covered by insurance. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections and is discounted to its net present value using a weighted average risk-free discount rate of 3.4% in 2003 and 2002. To the extent that subsequent claims information varies from management's estimates, the liability is adjusted currently. Our insurance is underwritten on a "claims-made" basis. Prior to June 1, 2002, substantially all of our professional and general liability risks were subject to a $0.5 million per occurrence deductible; for claims reported from June 1, 2002 through June 1, 2003, these deductibles were $2.0 million per occurrence. Additional coverage above these deductibles was purchased through captive insurance companies in which we had a 7.5% minority ownership interest in each and to which the premiums paid by us represented less than 8% of the total premium revenues of each captive insurance company. Concurrently, with the formation of our own wholly-owned captive insurance company in June 2003, we terminated our minority interest relationships in those entities. Substantially all claims reported after June 1, 2003 are self-insured up to $4 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals was purchased through commercial insurance companies and generally covers us after the self insured amount up to $100 million per occurrence for claims reported prior to June 1, 2004. Effective June 1, 2004, reinsurance for the captive was purchased through a commercial insurance company above the $4 million self-insured retention in an amount up to $25 million per occurrence. Excess insurance is purchased through commercial insurance companies and covers us from $25 million to $100 million per occurrence.

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

Recent Accounting Pronouncement

        In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46R, "Consolidation of Variable Interest Entities," or FIN No. 46. This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to specified entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As of December 31, 2003, we adopted the Provisions of FIN No. 46 which were effective as of December 31, 2003 and required to be applied to those entities that are considered to be variable interest entities. The adoption of those effective provisions of FIN No. 46, did not have an impact on our consolidated financial position or results of operations as we have not identified any relationships that would qualify as variable interest entities. The adoption of the remaining provisions of FIN No. 46, which were effective for us on March 31, 2004, did not have any impact on the consolidated financial statements. As of June 30, 2004, we have no investments in variable interest entities.

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

        A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1 million for the three months ended June 30, 2004 and $2 million for the six months ended June 30, 2004.

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

        The relator appealed the district court's ruling to the U.S. Court of Appeals for the Sixth Circuit. On September 10, 2003, the Sixth Circuit Court of Appeals rendered its decision in this case, affirming in part and reversing in part the District Court's decision to dismiss the case with prejudice. The Court affirmed the lower court's dismissal of certain of plaintiff's claims on the grounds that his allegations had been previously publicly disclosed. In addition, the appeals court agreed that, as to all other allegations, the relator had failed to include enough information to meet the special pleading requirements for fraud under the False Claims Act and the Federal Rules of Civil Procedure. However, the Court returned the case to the District Court to allow the relator another opportunity to amend his complaint in an attempt to plead his fraud allegations with particularity.

        In May 2004, the relator in U.S. ex rel. Bledsoe v. Community Health Systems, Inc. filed an amended complaint alleging fraud involving Medicare billing at White County Community Hospital. We intend to renew our motion to dismiss these allegations and will continue to vigorously defend this case.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

        On January 23, 2003, we announced an open market share repurchase program for a maximum of five million shares of our common stock or $100 million of aggregate repurchase price. The repurchase program commenced immediately and will conclude at the earlier of three years or when the maximum number of shares have been repurchased or the maximum dollar amount of purchases of shares has been reached. Through December 31, 2003, we have repurchased 790,000 shares at a weighted average price of $18.57 per share. There were no shares repurchased under this program during the six months ended June 30, 2004. The maximum number of shares that may yet be purchased under the open market share repurchase program is 4,210,000, or the maximum dollar amount of shares that may yet be purchased cannot exceed $85.3 million.

Item 3. Defaults Upon Senior Securities

        None

Item 4. Submission of Matters to a Vote of Security Holders

        (a)   The annual meeting of the stockholders of Community Health Systems, Inc. was held in New York, New York on May 25, 2004, for the purpose of voting on the proposals described below.

        (b)   Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Governance and Nominating Committee's nominees for directors. All of the Governance and Nominating Committee's nominees for directors were elected as set forth in clause (c) below. In addition, the terms of office as a director of Wayne T. Smith, John A. Clerico, Theodore J. Forstmann, Thomas H. Lister, Dale F. Frey, Sandra J. Horbach, and Michael A. Miles continued after the meeting. Michael A. Miles resigned following the annual meeting on May 25, 2004. On that date, the Board elected John A. Fry to fill his vacancy. Mr. Fry presently serves as President of Franklin and Marshall College. From 1995 to 2002 he was

Executive Vice-President of the University of Pennsylvania. He was also appointed to the Board's Audit and Compliance Committee and the Governance and Nominating Committee on the same date.

        (c)   Four proposals were submitted to a vote of security holders as follows:

    (1)
    The stockholders approved the election of the following persons as directors of the Company:

Name	For	Withheld
W. Larry Cash	88,186,055	4,562,432
J. Anthony Forstmann	86,832,284	5,916,203
Harvey Klein, M.D.	89,636,101	3,112,386
H. Mitchell Watson, Jr.	89,633,299	3,115,188

    H. Mitchell Watson was a new nominee to our Board of Directors, replacing Robert J. Dole, whose term expired at our 2004 Annual Meeting. Mr. Watson presently serves as the President, Sigma Group of America, since 1992. From 1989 to 1992, Mr. Watson was President and Chief Executive Officer of ROLM Company. Mr. Watson is also a director and the non-executive Chairman of MAPICS, Inc., and a director and the Chairman of the Audit Committee of Praxair, Inc. Mr. Watson was also appointed to the Board's Audit and Compliance Committee and the Compensation Committee.

    (2)
    The Company's 2004 Employee Performance Incentive Plan was approved by the affirmative votes of stockholders:

For	Against	Abstain
88,905,218	3,831,663	11,606
    (3)
    The Board of Directors appointment of Deloitte & Touche, LLP as the Company's independent accountants for 2004 was ratified by the affirmative votes of stockholders:

For	Against	Abstain
91,382,992	1,356,023	9,472
    (4)
    Approval of the Proposal to Separate the Roles of the Chair and Chief Executive Officer made by Central Laborers' Pension, Welfare & Annuity Funds of Jacksonville, IL and opposed by the Board of Directors was rejected by a vote of stockholders:

For	Against	Abstain
17,446,776	71,782,717	67,418

Item 5. Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

  (a)
  Exhibits

10.1	Community Health Systems 401(k) Plan restated effective August 2003.
10.2	First Amendment to the CHS 401(k) Plan dated December 1, 2003.
10.3	Second Amendment to the CHS 401(k) Plan dated January 1, 2004
10.4	Third Amendment to the CHS 401(k) Plan dated May 18, 2004.
10.5	Form of Amendment No. 2 to the Director Stock Option Agreement.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
  (b)
  Reports on Form 8-K

        Form 8-K dated April 19, 2004, was furnished in connection with the issuance of our press release announcing operating results for the quarter ended March 31, 2004.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 6, 2004	COMMUNITY HEALTH SYSTEMS, INC. (Registrant)
	By:	/s/ WAYNE T. SMITH Wayne T. Smith Chairman of the Board, President and Chief Executive Officer (principal executive officer)
	By:	/s/ W. LARRY CASH W. Larry Cash Executive Vice President, Chief Financial Officer and Director (principal financial officer)
	By:	/s/ T. MARK BUFORD T. Mark Buford Vice President and Corporate Controller (principal accounting officer)

Index to Exhibits

No.	Description
10.1	Community Health Systems 401(k) Plan restated effective August 2003.
10.2	First Amendment to the CHS 401(k) Plan dated December 1, 2003.
10.3	Second Amendment to the CHS 401(k) Plan dated January 1, 2004.
10.4	Third Amendment to the CHS 401(k) Plan dated May 18, 2004.
10.5	Form of Amendment No. 2 to the Director Stock Option Agreement.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

QuickLinks

Community Health Systems, Inc. Form 10-Q For the Three and Six Months Ended June 30, 2004
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share and per share data) (Unaudited)
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)
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