Form 10-Q
period 2004-09-30
COMMUNITY HEALTH SYSTEMS INC
filed 2004-11-04
CIK 1108109

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

Commission file number 001-15925

COMMUNITY HEALTH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware

13-3893191

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

155 Franklin Road, Suite 400 Brentwood, Tennessee

(Address of principal executive offices)

37027
(Zip Code)

615-373-9600
(Registrant’s telephone number)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes
☒
No
☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)  Yes ☒    No☐

As of November 2, 2004, there were outstanding 87,246,256 shares of the Registrant’s Common Stock, $.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Nine Months Ended September 30, 2004

Part I.	Financial Information

	Item 1.	Financial Statements:

Condensed Consolidated Balance Sheets - September 30, 2004 and December 31, 2003

Condensed Consolidated Statements of Income - Three and Nine Months Ended September 30, 2004 and September 30, 2003

Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2004 and September 30, 2003

Notes to Condensed Consolidated Financial Statements

	Item 2.	Management’s Discussion and Analysis of Financial Condition And Results of Operations

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk

	Item 4.	Controls and Procedures

Part II.	Other Information

	Item 1.	Legal Proceedings

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

	Item 3.	Defaults Upon Senior Securities

	Item 4.	Submission of Matters to a Vote of Security Holders

	Item 5.	Other Information

	Item 6.	Exhibits

Signatures

Index to Exhibits

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$19,952	$16,331
Patient accounts receivable, net of allowance for doubtful accounts of $282,320 and $103,677 at September 30, 2004 and December 31, 2003, respectively	577,910	559,097
Supplies	85,653	77,418
Prepaid expenses and taxes	35,029	24,314
Other current assets	19,642	18,920
Total current assets	738,186	696,080
Property and equipment	1,890,735	1,772,461
Less accumulated depreciation and amortization	(411,988)	(377,116)
Property and equipment, net	1,478,747	1,395,345
Goodwill	1,213,479	1,155,797
Other assets, net	104,283	102,989
Total assets	$3,534,695	$3,350,211

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$20,687	$29,677
Accounts payable	147,011	154,711
Current income taxes payable	39,676	9,126
Deferred income taxes	669	669
Accrued interest	13,618	7,558
Accrued liabilities	197,945	196,323
Total current liabilities	419,606	398,064
Long-term debt	1,760,518	1,444,981
Deferred income taxes	110,341	110,341
Other long-term liabilities	58,468	46,236
Stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 88,158,166 shares issued and 87,182,617 shares outstanding at September 30, 2004 and 99,657,532 shares issued and 98,681,983 shares outstanding at December 31, 2003	882	997
Additional paid-in capital	1,037,196	1,315,959
Treasury stock, at cost, 975,549 shares at September 30, 2004 and December 31, 2003	(6,678)	(6,678)
Unearned stock compensation	—	(2)
Accumulated other comprehensive income (loss)	2,742	(103)
Accumulated earnings	151,620	40,416
Total stockholders’ equity	1,185,762	1,350,589
Total liabilities and stockholders’ equity	$3,534,695	$3,350,211

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net operating revenues	$844,034	$712,697	$2,460,968	$2,010,922
Operating costs and expenses:
Salaries and benefits	338,442	284,061	987,552	807,687
Provision for bad debts	88,401	69,563	253,817	192,096
Supplies	103,839	83,174	297,771	234,270
Other operating expenses	171,384	136,106	494,468	411,061
Rent	20,951	16,917	60,212	50,423
Depreciation and amortization	39,312	35,580	115,080	101,540
Minority interest in earnings	80	651	1,088	1,703
Total operating costs and expenses	762,409	641,630	2,209,988	1,798,780
Income from operations	81,625	71,067	250,980	212,142
Interest expense, net	19,159	18,393	56,269	51,926
Loss from early extinguishment of debt	788	—	788	—
Income from continuing operations before income taxes	61,678	52,674	193,923	160,216
Provision for income taxes	24,029	21,073	76,344	64,090
Income from continuing operations	37,649	31,601	117,579	96,126
Discontinued operations, net of taxes:
(Loss) income from operations of hospitals sold or held for sale	(1,965)	82	(2,730)	(288)
Net loss on sale of hospitals	(2,020)	—	(2,020)	—
Impairment of long-lived assets of hospital held for sale	(1,625)	—	(1,625)	—
(Loss) income on discontinued operations	(5,610)	82	(6,375)	(288)
Net income	$32,039	$31,683	$111,204	$95,838
Income from continuing operations per common share:
Basic	$0.39	$0.32	$1.20	$0.98
Diluted	$0.37	$0.31	$1.14	$0.95
Net income per common share:
Basic	$0.33	$0.32	$1.13	$0.97
Diluted	$0.32	$0.31	$1.08	$0.95
Weighted-average number of shares outstanding:
Basic	97,794,824	98,409,888	98,429,963	98,437,932
Diluted	107,869,639	108,123,167	108,666,472	107,979,647

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003

Cash flows from operating activities
Net income	$111,204	$95,838
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	116,776	103,974
Deferred income taxes	—	175
Minority interest in earnings	1,088	1,703
Stock compensation expense	2	10
Loss on early extinguishment of debt	788	—
Impairment on hospital held for sale	1,625	—
Loss on sale of hospitals	2,020	—
Other non-cash expenses, net	932	(43)
Changes in operating assets and liabilities, net of effects of acquisitions:
Patient accounts receivable	(11,713)	(79,493)
Supplies, prepaid expenses and other current assets	(17,778)	(8,899)
Accounts payable, accrued liabilities and income taxes	36,927	59,097
Other	21,303	25,994

Net cash provided by operating activities	263,174	198,356

Cash flows from investing activities
Acquistions of facilities and other related equipment	(131,815)	(320,233)
Purchases of property and equipment	(125,202)	(100,909)
Sale of hospitals	7,850	—
Proceeds from sale of equipment	1,064	1,036
Increase in other assets	(23,576)	(21,210)
Net cash used in investing activities	(271,679)	(441,316)

Cash flows from financing activities
Proceeds from exercise of stock options	4,071	1,479
Stock repurchase	(290,481)	(14,060)
Deferred financing costs	(4,669)	—
Redemption of minority investments in joint ventures	(2,218)	(336)
Distributions to minority investors in joint ventures	(998)	(1,836)
Borrowings under credit agreement	1,632,911	280,000
Repayments of long-term indebtedness	(1,326,490)	(92,489)

Net cash provided by financing activities	12,126	172,758

Net change in cash and cash equivalents	3,621	(70,202)

Cash and cash equivalents at beginning of period	16,331	132,844

Cash and cash equivalents at end of period	$19,952	$62,642

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.  ACCOUNTING FOR STOCK-BASED COMPENSATION

Community Health Systems, Inc. and its subsidiaries (the “Company”) accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Compensation cost, which the Company has substantially none, is measured as the excess of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock.  Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans; however, it allows an entity to continue to measure compensation for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25. The Company has elected to continue to measure compensation under the intrinsic value method, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosures.”

Had the fair value based method under SFAS No. 123 been used to value options granted and compensation expense recognized on a straight line basis over the vesting period of the grant, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income:	$32,039	$31,683	$111,204	$95,838

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	1,724	2,218	5,173	4,064

Pro-forma net income	$30,315	$29,465	$106,031	$91,774

Net income per share:

Basic – as reported	$0.33	$0.32	$1.13	$0.97
Basic – pro-forma	$0.31	$0.30	$1.08	$0.93
Diluted – as reported	$0.32	$0.31	$1.08	$0.95
Diluted – pro-forma	$0.30	$0.29	$1.04	$0.91

2.  BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company as of and for the three and nine month periods ended September 30, 2004 and September 30, 2003, have been prepared in accordance with accounting principles generally accepted in the United States of America.  In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2004.

Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission, although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2003 contained in the Company’s Annual Report on Form 10-K/A.

Certain prior-period balances in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period’s presentation of financial information.  These reclassifications are primarily for discontinued operations as described in Note 5.

3.  COST OF REVENUE

The majority of the Company’s operating costs and expenses are “cost of revenue” items.  Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs, which were $11.9 million and $10.5 million for the three month periods ended September 30, 2004 and 2003, respectively, and $36.2 million and $31.2 million for the nine month periods ended September 30, 2004 and 2003, respectively.

4.  USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from the estimates.

5.  ACQUISITIONS AND DIVESTITURES

Effective July 1, 2004, the Company acquired Galesburg Cottage Hospital located in Galesburg, Illinois, in a single purchase transaction. The hospital is located approximately 45 miles west of Peoria, Illinois. The aggregate consideration for the hospital totaled approximately $31 million of which approximately $25 million was paid in cash and approximately $6 million was assumed in liabilities and incurred as acquisition costs.  Licensed beds at this facility total 170.

Effective August 1, 2004, the Company acquired Phoenixville Hospital located in Phoenixville, Pennsylvania, approximately 30 miles west of Philadelphia and 35 miles east of Reading, Pennsylvania. The acquisition also included a 95,000 square foot medical complex in nearby Limerick, Pennsylvania which houses an ambulatory surgical facility, an imaging center, and medical office space. The hospital, which has a total of 143 licensed beds, was acquired from the University of Pennsylvania Health System. The aggregate consideration for the hospital totaled approximately $104 million of which approximately $98 million was paid in cash and approximately $6 million was assumed in liabilities and incurred as acquisition costs.

Substantially all cash paid for acquisitions in 2004 was borrowed under the revolving credit facility under the Company’s $1.625 billion Amended and Restated Credit Agreement (the “Credit Agreement”).  See Note 12 for a further discussion of the Credit Agreement.

Effective August 1, 2004, the Company sold Randolph County Medical Center, a hospital with 50 licensed beds located in Pocahontas, Arkansas and Sabine Medical Center, a hospita1 with 48 licensed beds located in Many, Louisiana, two of our underperforming hospitals, to Associated Healthcare Systems in Brentwood, Tennessee. The sale was structured as a sale of stock and includes all owned or leased property of these two medical centers.  The aggregate sales price for these two hospitals was approximately $9 million of which $7.8 million was cash and $1.2 million was a note.  In addition, as part of our strategic review, the Company has decided to market one of its remaining hospitals for sale.

In connection with the above actions and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have classified the results of operations of Randolph County Medical Center and Sabine Medical Center as discontinued operations in the accompanying condensed consolidated statements of income.  In addition, the Company is anticipating the sale of one of its hospitals within the next twelve months.  The operations of that hospital have been classified as discontinued operations in the accompanying condensed consolidated statements of income and the related assets have been classified as assets to be sold held for sale in the accompanying condensed consolidated balance sheet in the “other assets, net” line item.  The condensed consolidated statements of income for each prior period presented have been restated to reflect the classification of these three hospitals as discontinued operations.

Net operating revenues and (loss) income reported for the three hospitals in discontinued operations for the three and nine month periods ended September 30, 2004 and 2003 are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net operating revenues	$4,728	$10,325	$23,839	$28,671

(Loss) income from operations of hospitals sold or held for sale before income taxes	$(3,021)	$127	$(4,198)	$(444)
Loss on sale of hospitals	(2,186)	—	(2,186)	—
Impairment of long-lived assets of hospital held for sale	(2,539)	—	(2,539)	—
(Loss) income from discontinued operations, before taxes	(7,746)	127	(8,923)	(444)
Income tax provision/(benefit)	(2,136)	45	(2,548)	(156)
(Loss) income from discontinued operations, net of tax	$(5,610)	$82	$(6,375)	$(288)

Included in the computation of the (Loss) income from discontinued operations, before taxes is a write-off of $7.0 million of tangible assets and $2.7 million of goodwill at the two hospitals sold and a write-down of $3.0 million of assets at the hospital held for sale.

Assets and liabilities of the hospitals classified as discontinued operations included in the accompanying condensed consolidated balance sheets as of September 30, 2004 and December 31, 2003 are as follows:

	September 30, 2004	December 31, 2003
	(in thousands)
Current assets	$3,562	$9,022
Property and equipment	—	8,595
Other assets	500	960
Current liabilities	(1,499)	(2,659)
Net assets	$2,563	$15,918

6.  ALLOWANCE FOR DOUBTFUL ACCOUNTS

Effective January 1, 2004, the Company changed its policy relative to the timing of the write-off of fully reserved accounts receivable.  Previously, all amounts over 210 days from discharge were written-off and therefore excluded from the allowance for doubtful accounts and gross accounts receivable.  The Company’s new policy is to write-off gross accounts receivable when such amounts are placed with outside collection agencies.  The Company believes this policy more accurately reflects the ongoing collection efforts within the Company and is more consistent with industry practices.  This change in policy has no impact on the provision for bad debts and does not impact net accounts receivable as reflected on the accompanying condensed consolidated balance sheets.

At December 31, 2003, there were approximately $90 million in accounts receivable over 210 days from discharge that were fully reserved and were still being actively pursued by the Company’s internal collection agency which were excluded from the allowance and gross accounts receivable.  As a result of this change in policy, at September 30, 2004, the Company included in its allowance for doubtful accounts and gross accounts receivable approximately $154 million of uncollected accounts over 210 days from discharge that were fully reserved and were still being actively pursued by the Company’s internal collection agency.

7.  RECENT ACCOUNTING PRONOUNCEMENT

In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46R, “Consolidation of Variable Interest Entities,” or FIN No. 46.  This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to specified entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  As of December 31, 2003, the Company adopted the provisions of FIN No. 46, which were effective as of December 31, 2003 and required to be applied to those entities that are considered to be special-purpose entities.  The adoption of those effective provisions of FIN No. 46 did not have an impact on the Company’s consolidated financial position or results of operations as the Company had not identified any relationship that would qualify as special-purpose entities.  The adoption of the remaining provisions of FIN No. 46, which were effective for the Company on March 31, 2004, did not have any impact on the consolidated financial statements.  As of September 30, 2004, the Company has no investments in variable interest entities.

8.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2004, are as follows (in thousands):

Balance as of December 31, 2003	$1,155,797
Goodwill acquired as part of acquisitions during 2004	50,894
Consideration adjustments and finalization of purchase price allocations for acquisitions completed prior to 2004	9,507
Goodwill written off as part of sale of hospitals	(2,719)

Balance as of September 30, 2004	$1,213,479

The Company completed its annual goodwill impairment test as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” using a measurement date of September 30, 2003. Based on the results of the impairment test, the Company was not required to recognize an impairment of goodwill in 2003.  The annual goodwill impairment test is currently being performed using a measurement date of September 30, 2004.  It is not anticipated that any impairment of goodwill exists.

The gross carrying amount of the Company’s other intangible assets was $9.8 million at September 30, 2004 and December 31, 2003, and the net carrying amount was $7.0 million at September 30, 2004 and $7.8 million at December 31, 2003.   Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets.

The weighted average amortization period for the intangible assets subject to amortization is approximately seven years. There are no expected residual values related to these intangible assets. Amortization expense on intangible assets during the three and nine months ended September 30, 2004 was $0.3 million and $0.9 million, respectively, and during the three and nine months ended September 30, 2003 was $0.1 million and $0.2 million, respectively.  Amortization expense on intangible assets is estimated to be $0.3 million for the remainder of 2004, $1.0 million in fiscal 2005, $0.8 million in fiscal 2006, $0.7 million in fiscal 2007, $0.6 million in fiscal 2008, and $0.5 million for fiscal 2009.

9.  EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income from continuing operations per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Numerator:
Income from continuing operations	$37,649	$31,601	$117,579	$96,126
Interest, net of taxes on convertible notes	2,189	2,189	6,567	6,567
Adjusted income from continuing operations	$39,838	$33,790	$124,146	$102,693

Denominator:
Weighted-average number of shares outstanding—basic	97,794,824	98,409,888	98,429,963	98,437,932
Unvested common shares	23,337	93,368	23,499	97,870
Effect of dilutive securities:
Employee stock options	1,469,402	1,037,835	1,630,933	861,769
Convertible notes	8,582,076	8,582,076	8,582,076	8,582,076
Weighted-average number of shares-diluted	107,869,639	108,123,167	108,666,472	107,979,647

Basic income from continuing operations per share	$0.39	$0.32	$1.20	$0.98
Diluted income from continuing operations per share	$0.37	$0.31	$1.14	$0.95

Since the net income per share impact of the conversion of the convertible notes is less than the basic net income per share for the three and nine months ended September 30, 2004 and September 30, 2003, the convertible notes are dilutive and accordingly, must be included in the fully diluted calculation.

10.  STOCKHOLDERS’ EQUITY

On January 23, 2003, the Company announced an open market share repurchase program for a maximum of five million shares of its common stock.  The repurchase program commenced immediately and will conclude at the earlier of three years or when the maximum number of shares have been repurchased or the maximum dollar amount of purchases of shares has been reached.  Through December 31, 2003, the Company had repurchased 790,000 shares at a weighted average price of $18.57 per share.  There were no shares repurchased under this program during the nine months ended September 30, 2004.  The maximum number of shares that may still be purchased under the open market share repurchase program is 4,210,000.  However, after taking into account the 12,000,000 shares repurchased in September 2004 as described in the next paragraph, the maximum dollar amount of shares that is permitted to be purchased under the Company’s Credit Agreement is $9.5 million.

On September 21, 2004, the Company entered into an underwriting agreement (the “Underwriting Agreement”) among the Company, CHS/Community Health Systems, Inc., Citigroup Global Markets Inc. (the “Underwriter”), Forstmann Little & Co. Equity Partnership-V, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership- VI, L.P. (collectively, the “Selling Stockholders”).  Pursuant to the Underwriting Agreement, the Underwriter purchased 23,134,738 shares of common stock from the Selling Stockholders for $24.21 per share.  The Company did not receive any proceeds from any sale of shares by the Selling Stockholders.  On September 27, 2004, the Company purchased from the Underwriter 12,000,000 of these shares for $24.21 per share.  For corporate law purposes, the Company retired these shares upon repurchase.  Accordingly, these 12,000,000 shares are treated as authorized and unissued shares.

11.  COMPREHENSIVE INCOME

The following table presents the components of comprehensive income, net of related taxes.  The change in fair value of interest rate swap agreements is a function of the spread between the fixed interest rate of the swap and the underlying variable interest rate (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income	$32,039	$31,683	$111,204	$95,838
Net change in fair value of interest rate swap	(3,691)	4,768	2,845	3,945
Comprehensive income	$28,348	$36,451	$114,049	$99,783

The net change in fair value of the interest rate swap is included in stockholders’ equity on the accompanying condensed consolidated balance sheets.

12.  LONG-TERM DEBT

On August 19, 2004, the Company entered into a $1.625 billion senior secured credit facility with a consortium of lenders.  This facility replaced our previous credit facility and consists of a $1.2 billion term loan that matures in 2011 (as opposed to 2010 under the previous facility) and a $425 million revolving credit facility that matures in 2009.  The Company may elect from time to time an interest rate per annum for the borrowings under the term loan, including the incremental term loan, and revolving credit facility equal to (a) an annual benchmark rate, which will be equal to the greatest of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate, plus 50 basis points, plus (1) 75 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 175 basis points for the term loan and (2) the Applicable Margin for Eurodollar revolving credit loans.  The Company also pays a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee is based on a pricing grid depending on the Applicable Margin for Eurodollar revolving credit loans and ranges from 0.250% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, the Company will pay fees for each letter of credit issued under the credit facility. The purpose of the facility was to refinance our previous credit agreement, repay specified other indebtedness, and fund general corporate purposes including declaration and payment cash dividends or make other distributions, subject to certain restrictions.  In connection with this refinancing, the Company recorded a pre-tax write-off of approximately $0.8 million in deferred loan costs relative to the early extinguishment of a portion of the previous credit facility.

As of September 30, 2004, the Company's availability for additional borrowings under its revolving credit facility, after borrowing $260 million for the repurchase of stock, was $185 million, of which $21 million was set aside for outstanding letters of credit.  The Company also have the ability to add up to $200 million of borrowing capacity from receivable transactions (including securitizations) under its Credit Agreement that it has not yet accessed.  The Company may also amend the credit agreement to provide for one or more tranches of term loans in an aggregate principal amount of $400 million.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our unaudited condensed consolidated financial statements and accompanying notes included herein.

Unless the context otherwise requires, “Community Health Systems,” the “Company” “we” “us” and “our” refer to Community Health Systems, Inc. and its consolidated subsidiaries.

Executive Overview

We are the largest non-urban provider of general hospital healthcare services in the United States in terms of number of facilities.  We generate revenue by providing a broad range of general hospital healthcare services to patients in the communities in which we are located.  We are paid for our services by governmental agencies, private insurers and directly by the patients we serve.  For the quarter ended September 30, 2004, we generated $844.0 million in net operating revenues, a growth of 18.4% over the third quarter of 2003, $37.6 million in income from continuing operations, a growth of 19.1% over the third quarter of 2003, and $32.0 million of net income, an increase of 1.1% over the third quarter of 2003.  For the nine months ended September 30, 2004, we generated $2.5 billion in net operating revenues, a growth of 22.4% over the nine months ended September 30, 2003, $117.6 million of income from continuing operations, a growth of 22.3% over the nine months ended September 30, 2003, and $111.2 million of net income, an increase of 16.0% over the nine months ended September 30, 2003.

Admissions at hospitals owned throughout both periods decreased 1.7% during the three months ended September 30, 2004 as compared to the same period in the prior year, reflecting the impact of the hurricanes in Florida and the Gulf Shores Alabama region and lower obstetric, respiratory, and cardiac admissions during the quarter.  For the nine-month period ending September 30, 2004, admissions at hospitals owned throughout both periods increased 1.1%.

We have continued to generate strong cash flows as evidenced by the $263.2 million of operating cash flow generated for the nine months ended September 30, 2004, an increase of 32.7% over the same period in the prior year.  This increase in cash flows is the result of our growth in income from continuing operations and improvements in the collections of accounts receivable at hospitals owned throughout both periods.  We anticipate that cash payments for income taxes for the remainder of the year will be approximately $35 million which represents an increase of $30.7 million as compared to the fourth quarter of 2003.

We were involved in the following transactions in the quarter ended September 30, 2004, each of which demonstrate the continued execution of our operating strategy or our efforts to maximize shareholder value:

•                                          Acquired two hospitals;

•                                          Refinanced our credit agreement and expanded our borrowing capacity;

•                                          In connection with the sale of shares by funds affiliated with Forstmann Little & Co., under our shelf registration statement, we repurchased and retired 12 million shares;

•                                          Sold two underperforming hospitals; and

•                                          Identified one underperforming hospital as a candidate for disposition.

Each of these transactions is described in more detail in the Recent Developments section below, and should be considered in conjunction with our discussion of operating results, liquidity and capital resources.

Also during the third quarter of 2004, four of our facilities incurred property damage, staffing costs and a loss of volume as a result of the hurricanes in August and September.  Our third quarter results include an estimated after tax loss of $1.5 million as a result of the impact of these hurricanes.

As a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the additional disproportionate share payment beginning April 1, 2004 is expected to increase reimbursement to us by approximately $8.0 million for 2004.  The reimbursement improvement from the change in the labor-related share of the hospital diagnosis related group (“DRG”) inpatient payment to which a wage index is applied provided for in this law is effective October 1, 2004 and is expected to have a positive impact of approximately $1.4 million for 2004.

The DRG payment rates are adjusted by an update factor each federal fiscal year which begins on October 1.  The index used to adjust the DRG rates, known as the “Market Basket Index,” give consideration to the inflation experienced by hospitals in purchasing goods and services.  Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, effective October 1, 2004, DRG payment rates were increased by the full Market Basket Index of 3.3%, as all hospitals submitted patient quality data to Center for Medicare and Medicaid Services, and is expected to have a positive impact of approximately $4.5 million for 2004.

Recent Developments

On July 27, 2004, we filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission relating to the offer and sale from time to time of up to $1.0 billion of common stock and/or convertible debt securities.  The shelf registration statement included 23.1 million shares that were sold on September 21, 2004 by affiliates of Forstmann Little & Co., to an underwriter.  These affiliates of Forstmann Little and Co. had been our principal stockholders since its 1996 acquisition of our predecessor.  The 23.1 million or approximately 23% of our outstanding shares sold by affiliates of Forstmann Little & Co. represented all of their beneficial ownership in us.  Of the shares sold by affiliates of Forstmann Little & Co., we repurchased from the underwriter and retired 12 million shares at an aggregate cost of $290.5 million, of which $260 million was borrowed under our revolving credit facility of our credit agreement and the remainder paid for with available cash.  We intend to review long-term financing alternatives which may be used to repay this borrowing.  We did not receive proceeds from any sales of shares by affiliates of Forstmann Little & Co.  The proceeds from any possible future sale of newly issued shares or convertible debt securities by us under our shelf registration statement will be used for general corporate purposes, including but not limited to, repayment or refinancing of borrowings, working capital, capital expenditures, acquisitions and the repurchase of Company stock.

Effective July 1, 2004, we completed the acquisition of Galesburg Cottage Hospital (170 beds) in Galesburg, Illinois. Consideration for this hospital totaled approximately $31 million, of which approximately $25 million was paid in cash and $6 million was assumed in liabilities and incurred as acquisition costs. The hospital was acquired from a local not-for-profit corporation.

Effective August 1, 2004, we completed the acquisition of Phoenixville Medical Center, (143 beds) in Phoenixville, Pennsylvania. The consideration for this hospital totaled approximately $104 million, of which approximately $98 million was paid in cash and $6 million was assumed in liabilities and incurred as acquisition costs.  The hospital was acquired from the University of Pennsylvania.

Effective August 1, 2004, we sold Sabine Medical Center, located in Many, Louisiana and Randolph County Medical Center, located in Pocahontas, Arkansas for approximately $9 million.  In addition, effective September 1, 2004, we identified one additional hospital as being held for disposal.  The operations of these three hospitals were segregated and reported as discontinued operations in our condensed consolidated statements of income for each of the periods presented.  The carrying amounts of certain assets of the hospital held for sale were segregated from our remaining assets and classified in other assets, net in our condensed consolidated balance sheet as of September 30, 2004.  We may from time to time consider other hospitals for disposition if we determine their operating results or potential for growth no longer meet our strategic objectives.

On August 19, 2004, we entered into a $1.625 billion senior secured credit facility with a consortium of lenders.  This facility replaced our previous credit facility and consists of a $1.2 billion term loan that matures in 2011 (as opposed to 2010 under the previous facility) and a $425 million revolving credit facility that matures in 2009.

Sources of Consolidated Revenue

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2004	2003	2004	2003
Medicare	31.1%	32.1%	31.8%	32.5%
Medicaid	10.8%	9.7%	10.4%	10.3%
Managed Care	22.8%	20.0%	21.3%	18.8%
Self-pay	12.8%	13.7%	13.3%	13.3%
Other third party payors	22.5%	24.5%	23.2%	25.1%
Total	100.0%	100.0%	100.0%	100.0%

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in the periods that these adjustments become known. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the three and nine month periods ended September 30, 2004 and 2003.

The payment rates under the Medicare program for inpatients are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. While these rates are indexed for inflation annually, the increases have historically been less than actual inflation. Reductions in the rate of increase in Medicare reimbursement may have an adverse impact on our net operating revenue growth.  While the Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a broad range of provider payment benefits, federal government spending in excess of federal budgetary provisions contained in passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 could result in future deficit spending for the Medicare system, which could cause future payments under the Medicare system to grow at a slower rate or decline.  In addition, specified managed care programs, insurance companies, and employers are actively negotiating the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our net operating revenue growth.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003 (a)	2004	2003 (a)
	(expressed as a percentage of net operating revenues)
Net operating revenues	100.0	100.0	100.0	100.0
Operating expenses (b)	85.7	84.9	85.1	84.3
Depreciation and amortization	4.6	5.0	4.7	5.1
Minority interest in earnings	—	0.1	—	0.1
Income from operations	9.7	10.0	10.2	10.5
Interest expense, net	2.3	2.6	2.3	2.5
Loss from early extinguishment of debt	0.1	—	—	—
Income before income taxes	7.3	7.4	7.9	8.0
Provision for income taxes	2.8	3.0	3.1	3.2
Income from continuing operations	4.5	4.4	4.8	4.8
Loss on discontinued operations	(0.7)	—	(0.3)	—
Net Income	3.8	4.4	4.5	4.8

	Three Months Ended September 30, 2004 (a)	Nine Months Ended September 30, 2004 (a)
	(expressed in percentages)
Percentage increase from same period prior year:
Net operating revenues	18.4	22.4
Admissions	9.3	15.5
Adjusted admissions (c)	11.4	16.5
Average length of stay	2.6	5.1
Net Income	1.1	16.0

Same-hospitals percentage increase from same period prior year (d):
Net operating revenues	6.1	7.1
Admissions	(1.7)	1.1
Adjusted admissions (c)	1.0	2.2

(a)          Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Live Assets'' we have restated our prior period financial statements and statistical results to reflect the reclassification as discontinued operations two hospitals which were sold and a third hospital which we designated as being held for sale.

(b)         Operating expenses include salaries and benefits, provision for bad debts, supplies, rent, and other operating expenses.

(c)          Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)         Includes acquired hospitals to the extent we operated them during comparable periods in both years.

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net operating revenues increased by 18.4% to $844.0 million for the three months ended September 30, 2004, from $712.7 million for the three months ended September 30, 2003. Of the $131.3 million increase in net operating revenues, the hospital we acquired in the fourth quarter of 2003 and the two hospitals acquired in the third quarter 2004, which are not yet included in same-store revenues, contributed approximately $88.3 million, and hospitals we owned throughout both periods contributed approximately $43.0 million, an increase of 6.1%. Of the increase from hospitals owned throughout both periods, approximately 5.1% was attributable to rate increases, payor mix and the acuity level of services provided and approximately 1.0% was attributable to volume increases, primarily outpatient volume.

Inpatient admissions increased by 9.3% primarily due to newly acquired hospitals.  Adjusted admissions increased by 11.4%.  We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.  On a same-store basis, admissions decreased by 1.7%.  The decrease in same-store admissions was primarily the result of the impact of hurricanes in four of our markets, a reduction in OB/GYN admissions due to unit closures and physician migration due primarily to increased malpractice insurance premiums, lower respiratory admissions caused by unseasonably cool weather in the summer of 2004 and lower cardiology admissions due to the closure of an open heart program that was part of a known certificate of need dispute at the time the hospital was acquired.  Same store adjusted admissions increased by 1.0%, as a result of our outpatient revenue growing slightly faster, primarily imaging services, than inpatient revenue.  On a same store basis, net inpatient revenues increased by 3.6% and net outpatient revenues increased by 8.8%.  Consolidated average length of stay increased from 3.9 days to 4.0 days and remained unchanged on a same-store basis at 3.9 days.

Operating expenses, as a percentage of net operating revenues, increased from 84.9% for the three months ended September 30, 2003 to 85.7% for the three months ended September 30, 2004. Salaries and benefits, as a percentage of net operating revenues, increased from 39.9% for the three months ended September 30, 2003, to 40.1% for the three months ended September 30, 2004, primarily as a result of recent acquisitions having higher salaries and benefits as a percentage of net operating revenue for which reductions have not yet been realized and an increase in employed physicians offset by improvements at hospitals owned throughout both periods.  Also contributing to the increase in salaries and benefits was a seven week strike at one of our hospitals in 2003 during which we used additional contract labor, which was included in other operating expenses in 2003.  Provision for bad debts, as a percentage of net revenues, increased from 9.8% for the three months ended September 30, 2003 to 10.5% for the three months ended September 30, 2004 primarily as a result of an increase in uncollected self-pay accounts.  Supplies, as a percentage of net operating revenues, increased from 11.7% for the three months ended September 30, 2003 to 12.3% for the three months ended September 30, 2004, primarily as a result of the higher supply costs prevalent in the fourth quarter of 2003 acquisitions and the two acquisitions in third quarter 2004.  Despite the inclusion of approximately $0.4 million in expenses related to the offering of stock by funds affiliated with Forstmann Little & Co. in September 2004, rent and other operating expenses, as a percentage of net operating revenues, decreased from 23.5% for the three months ended September 30, 2003, to 22.8% for the three months ended September 30, 2004, primarily due to a decrease in contract labor expense, and malpractice expense as a percentage of net revenue.  Income from continuing operations margin increased from 4.4% for the three months ended September 30, 2003 to 4.5% for the three months ended September 30, 2004.  Net income margins decreased from 4.4% for the three months ended September 30, 2003 to 3.8% for the three months ended September 30, 2004, primarily due to the operations of those hospitals classified as discontinued operations along with loss on sale and impairment associated with those hospitals.  On a same-store basis, income from operations as a percentage of net operating revenues increased from 10.0% for the three months ended September 30, 2003 to 10.3% for the three months ended September 30, 2004.

Depreciation and amortization increased by $3.7 million from $35.6 million for the three months ended September 30, 2003 to $39.3 million for the three months ended September 30, 2004. The hospital acquired in the fourth quarter of 2003 and the two hospitals acquired in the third quarter of 2004, accounted for $2.9 million of the increase, and capital expenditures at our other facilities account for the remaining $0.8 million.

Interest expense, net, increased by $0.8 million from $18.4 million for the three months ended September 30, 2003, to $19.2 million for the three months ended September 30, 2004.  The increase in our average outstanding debt during the three months ended September 30, 2004 as compared to the three months ended September 30, 2003, due primarily to borrowings in the third quarter of 2004 and fourth quarter of 2003 to make acquisitions and borrowings for the repurchase of shares, accounted for a $2.6 million increase.  This increase was offset by a decrease of $1.8 million resulting from the decrease in interest rates during the three months ended September 30, 2004, as compared to the three months ended September 30, 2003.

Income from continuing operations before income taxes increased $9.0 million from $52.7 million for the three months ended September 30, 2003 to $61.7 million for the three months ended September 30, 2004, primarily as a result of the continuing execution of our operating strategy.

Provision for income taxes increased from $21.1 million for the three months ended September 30, 2003, to $24.0 million for the three months ended September 30, 2004 as a result of the increase in income from continuing operations, before income taxes.

Net income was $32.0 million for the three months ended September 30, 2004 compared to $31.7 million for the three months ended September 30, 2003, an increase of 0.9%.

Nine Months Ended September 30, 2004  compared to Nine Months Ended September 30, 2003

Net operating revenues increased 22.4% to $2,461.0 million for the nine months ended September 30, 2004, from $2,010.9 million for the nine months ended September 30, 2003.  Of the $450.1 million increase in net operating revenues, the hospital acquired in the fourth quarter of 2003 and the two hospitals acquired in the third quarter of 2004, which are not yet included in same-store revenues, contributed approximately $308.3 million, and hospitals we owned throughout both periods contributed $141.8 million, an increase of 7.1%.  Of the increase from hospitals owned throughout both periods, approximately 4.9% was attributable to rate increases, payor mix and the acuity level of services provided and approximately 2.2% was attributable to volume.

Inpatient admissions increased by 15.5% for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, primarily due to newly acquired hospitals.  Adjusted admissions increased by 16.5% for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003.  On a same-store basis, inpatient admissions increased by 1.1% for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, and adjusted admissions increased by 2.2% for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003.  On a same-store basis, net inpatient revenues increased 5.2% and net outpatient revenues increased 9.3% for the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003.

Operating expenses, as a percentage of net operating revenues, increased from 84.3% for the nine months ended September 30, 2003, to 85.1% for the nine months ended September 30, 2004.  Salaries and benefits, as a percentage of net operating revenues, decreased from 40.2% for the nine months ended September 30, 2003, to 40.1% for the nine months ended September 30, 2004, primarily as a result of improvements at hospitals owned throughout both periods, offset by the hospitals acquired in 2003 and 2004, having higher salaries and benefits as a percentage of net operating revenues for which improvements have not yet been realized. Provision for bad debts, as a percentage of net operating revenues, increased to 10.3% for the nine months ended September 30, 2004, from 9.6% for the comparable period in 2003, due primarily to an increase in uncollected self-pay accounts. Supplies as a percentage of net operating revenues increased to 12.1% for the nine months ended September 30, 2004, from 11.6% for the comparable period in 2003, primarily as a result of the higher supply costs prevalent at the hospital acquired in the fourth quarter of 2003 and the two hospitals acquired in the third quarter of 2004.  Despite the inclusion during the nine months ended September 30, 2004, of approximately $1.5 million in expenses related to the offering of stock by funds affiliated with Forstmann Little & Co. in April and September 2004, rent and other operating expenses, as a percentage of net operating revenues, decreased from 22.9% for the nine months ended September 30, 2003, to 22.6% for the nine months ended September 30, 2004, primarily due to a decrease in contract labor. Contract labor during the nine months ended September 30, 2003, included $8.2 million of additional costs as a result of the strike at one of our hospitals.  Income from continuing operations margin remained at 4.8% for the nine months ended September 30, 2003, and nine months ended September 30, 2004.  Net income margins decreased from 4.8% for the nine months ended September 30, 2003, to 4.5% for the nine months ended September 30, 2004, due to the operations of those hospitals classified as discontinued operations along with the loss on sale and impairment associated with those hospitals.  On a same-store basis, income from operations as a percentage of net operating revenues increased from 10.6% for the nine months ended September 30, 2003, to 10.9% for the nine months ended September 30, 2004.

Depreciation and amortization increased by $13.6 million from $101.5 million, or 5.1% of net operating revenues, for the nine months ended September 30, 2003, to $115.1 million, or 4.7% of net operating revenues, for the nine months ended September 30, 2004.  The hospital acquired in the fourth quarter of 2003 and the two hospitals acquired in the third quarter of 2004 accounted for $12.0 million of the increase, facility renovations and purchases of equipment, information system upgrades, and other deferred items, primarily the amortization of physician recruitment costs, accounted for the remaining $1.6 million.

Interest, net increased from $51.9 million for the nine months ended September 30, 2003, to $56.3 million for the nine months ended September 30, 2004, as a result of a combination of increased borrowings and decreased interest rates. The increase in average debt balance during the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, accounted for an increase of $8.3 million.  The net increase in average debt balance is the result of additional borrowings to finance hospital acquisitions since the end of the third quarter of 2003 and for the repurchase of shares.  This increase was offset by a decrease of $3.9 million related to a decrease in interest rates from the end of the third quarter of 2003.

Income from continuing operations before income taxes increased $33.7 million from $160.2 million for the nine months ended September 30, 2003, to $193.9 million for the nine months ended September 30, 2004, primarily as a result of the continuing execution of our operating strategy and results from hospitals acquired during 2003.

Provision for income taxes increased $12.3 million from $64.1 million for the nine months ended September 30, 2003, to $76.4 million for the nine months ended September 30, 2004, as a result of the increase in income from     continuing operations before income taxes.  The decrease in the effective tax rate from 40.0% for the nine months ended September 30, 2003, to 39.4% for the nine months ended September 30, 2004, is primarily the result of fluctuations in income reported to separate taxing jurisdictions.

Net income was $111.2 million for the nine months ended September 30, 2004, compared to $95.8 million for the nine months ended September 30, 2003, an increase of $15.4 million.

Liquidity and Capital Resources

Net cash provided by operating activities increased $64.8 million to $263.2 million for the nine months ended September 30, 2004, from $198.4 million for the nine months ended September 30, 2003, an increase of 32.7%.  This increase is due primarily to an incremental increase in net income of $15.4 million, an incremental increase in depreciation and amortization expense of $12.8 million, an increase in non-cash expenses of $5.3 million, a reduction in the build-up of acquired accounts receivable of $32.0 million, improved collections of $18.0 million, and a net change in all other operating assets and liabilities resulting in net cash inflow of $1.8 million, offset by an increase in cash payments for taxes of $20.0 million.  We anticipate that cash paid for income taxes will be approximately $35.3 million in the fourth quarter of 2004, an increase of $30.7 million as compared to the fourth quarter of 2003.  For the year ended December 31, 2004, we estimate that cash paid for taxes will be approximately $79 million as compared to $27 million for the year ended December 31, 2003.  The increase in cash paid for taxes is the result of an increase in taxable income and no longer having substantial net operating loss carry forwards to utilize as were available in 2003.

The use of cash for investing activities decreased from $441.3 million for the nine months ended September 30, 2003, to $271.7 million for the nine months ended September 30, 2004.  Of this decrease, $188.4 million resulted from decreased acquisition activity during the nine months ended September 30, 2004, as compared to the same period in the prior year.  Net cash provided by financing activities decreased $160.6 million during the nine months ended September 30, 2004, compared to the nine months ended September 30, 2003, primarily as a result of our $290.5 stock repurchase completed in the third quarter of 2004.

Capital Expenditures

Cash expenditures for purchases of facilities were $131.8 million for the nine months ended September 30, 2004 and $320.2 for the nine months ended September 30, 2003. The expenditures during the nine months ended September 30, 2004, included $125.5 million for the acquisition of two hospitals and a surgery center in one of our current markets and $6.3 million for information systems and other equipment to integrate recently acquired hospitals. The expenditures for the nine months ended September 30, 2003, include $301.8 million for the nine hospitals acquired during that period and $18.4 million for information systems and other equipment to integrate those recently acquired hospitals.

Excluding the cost to construct replacement hospitals, our capital expenditures for the nine months ended September 30, 2004, totaled $110.6 million, compared to $71.5 million for the nine months ended September 30, 2003.  This increase is primarily the result of additional construction and renovation projects at our hospitals.  Costs to construct replacement hospitals totaled $14.6 million during the nine months ended September 30, 2004 and $29.4 million for the nine months ended September 30, 2003.

Pursuant to hospital purchase agreements in effect as of September 30, 2004, we are required to construct one replacement hospital, which is subject to state certificate of need approval.  Since approval for this project has not yet been obtained, final construction cost estimates are not yet available.  We expect total capital expenditures of approximately $157 to $165 million for the year ended December 31, 2004, including approximately $143 to $150 million for renovation and equipment purchases (which includes amounts which are required to be expended pursuant to the terms of the hospital purchase agreements) and approximately $14 to $15 million for construction and equipment purchases of replacement hospitals.

Capital Resources

Net working capital was $318.6 million at September 30, 2004, compared to $298.0 million at December 31, 2003. The $20.6 million increase was attributable primarily to increases in accounts receivable and other current assets, which reflect the timing of our collection and cash payments and the increase in income taxes payable, which is reflective of our increase in taxable income and the timing of periodic tax payments.

On August 19, 2004, we entered into a $1.625 billion senior secured credit facility with a consortium of lenders.  This facility replaced our previous credit facility and consists of a $1.2 billion term loan that matures in 2011 (as opposed to 2010 under the previous facility) and a $425 million revolving credit facility that matures in 2009. We may elect from time to time an interest rate per annum for the borrowings under the term loan, including the incremental term loan, and revolving credit facility equal to (a) an annual benchmark rate, which will be equal to the greatest of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate, plus 50 basis points, plus (1) 75 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 175 basis points for the term loan and (2) the Applicable Margin for Eurodollar revolving credit loans. We also pay a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee is based on a pricing grid depending on the Applicable Margin for Eurodollar revolving credit loans and ranges from 0.250% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, we will pay fees for each letter of credit issued under the credit facility. The purpose of the facility was to refinance our previous credit agreement, repay specified other indebtedness, and fund general corporate purposes including declaration and payment cash dividends or make other distributions, subject to certain restrictions.

As of September 30, 2004, our availability for additional borrowings under our revolving credit facility was $185 million, of which $21 million was set aside for outstanding letters of credit.  As of September 30, 2004, our weighted average interest rate under the credit agreement was 4.0%.   We also have the ability to add up to $200 million of borrowing capacity from receivables transactions (including securitizations) under our credit agreement that we have not yet accessed.  We may amend the credit agreement to provide for one or more additional tranches of term loans in an aggregate principal amount of up to $400 million. The terms of any amendment are subject to negotiation among us, the Lenders and the Administrative Agent, provided that (i) the Eurodollar Loan margin included in the interest rate shall not be greater than 2.25%, (ii) the maturity date shall not be earlier than 6 months after the maturity date of the term loan, and (iii) no default or event of default is continuing at the time of the amendment.

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

The credit agreement contains various events of default customary for agreements of this type, including failure to pay principal and interest when due, breach of covenants, bankruptcy or insolvency, default in payment of principal or interest on any other indebtedness in excess of $25 million when due, the occurrence of specified ERISA events, entry of enforceable judgments not stayed against borrower in excess of $25 million and the occurrence of a change of control, as defined. If an event of default occurs, all of our obligations under the credit agreement could be accelerated by the required lenders. In the case of bankruptcy or insolvency, acceleration of our obligations under the credit agreement is automatic.

Our obligations under the Amended and Restated Credit Agreement are secured by a first priority security interest (with certain exceptions) in substantially all of our assets and the assets of the guarantors described below and, in addition, by a pledge of 100% of the shares of certain of our subsidiaries and up to 65% of the shares of our foreign subsidiaries and all intercompany indebtedness.

We are currently a party to seven separate interest swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings.  Under two agreements, effective November 23, 2001 and expiring in November 2004 and 2005, we pay interest at fixed rates of 4.03% and 4.46%, respectively. Each of these agreements has a $100 million notional amount of indebtedness.  Under a third agreement, effective November 4, 2002, we pay interest at a fixed rate of 3.30% on $150 million notional amount of indebtedness.  This agreement expires in November 2007.

Under a fourth agreement, effective June 13, 2003, we pay interest at a fixed rate of 2.04% on $100 million notional amount of indebtedness.  This agreement expires in June 2007.  Under a fifth agreement, effective June 13, 2003, we pay interest at a fixed rate of 2.40% on $100 million notional amount of indebtedness.  This agreement expires in June 2008.  Under a sixth agreement, effective October 3, 2003, we pay interest at a fixed rate of 2.31% on $100 million notional amount of indebtedness.  This agreement expires in October 2006.  Under a seventh agreement, effective August 12, 2004, we pay interest at a fixed rate of 3.586% on $100 million notional amount of indebtedness.  This agreement expires in August 2008.  We receive a variable rate of interest on each of these swaps based on the three-month London Inter-Bank Offer (“LIBOR”), excluding the margin paid under the credit facility on a quarterly basis, which is currently 225 basis points for revolver loans and 250 basis points for term loans under the credit facility.

We believe that internally generated cash flows, the ability to add $200 million of accounts receivable securitized debt, $400 million of term loans and borrowings under our credit agreement and continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months.  We believe these same sources of cash flows and borrowings under our credit agreement as well as access to other bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.

Off-balance sheet arrangements

Included in our consolidated operating results for the nine months ended September 30, 2004 and 2003, were $216.8 million and $209.3 million, respectively, of net operating revenue and $20.1 million and $22.1 million, respectively, of income from operations, generated from eight hospitals operated by us under operating lease arrangements.  In accordance with generally accepted accounting principles, the respective assets and the future lease obligations under these arrangements are not recorded in our consolidated balance sheet.  Lease payments under these arrangements are included in rent expense when paid and totaled approximately $10.8 million and $10.6 million for the nine months ended September 30, 2004 and 2003, respectively.  The current terms of these operating leases expire between November 2004 and December 2019, not including lease extensions that we have options to exercise.  If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.  The one hospital under lease whose current lease term is scheduled to expire in November 2004 and which we do not plan on extending generated $18.9 million of net operating revenue and $0.4 million of income from operations for the nine months ended September 30, 2004.

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

Joint Ventures

We have from time to time sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions.  The amount of minority interest in equity is included in other long-term liabilities and the minority interest in income or loss is recorded separately in the condensed consolidated statements of income.  We do not believe these minority ownerships are material to our financial position or operating results.  The balance of minority interests included in long-term liabilities was $8.7 million as of September 30, 2004, and $8.2 million as of December 31, 2003, and the amount of minority interest expense was $1.1 million for the nine months ended September 30, 2004 and $1.7 million for the nine months ended September 30, 2003.

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

Third Party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates.  Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system”.  Within the automated system, actual Medicare DRG data, coupled with all payors’ historical paid claims data, is utilized to calculate the contractual allowances.  This data is automatically updated on a monthly basis and subjected to review by management to ensure reasonableness and accuracy.  We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We record adjustments to the estimated billings in the periods that such adjustments become known. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in future periods as final settlements are determined.  However, due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record.

Allowance for Doubtful Accounts

Substantially all of our accounts receivable are related to providing healthcare services to our hospitals’ patients.  Collection of these accounts receivable is our primary source of cash and is critical to our operating performance.  Our primary collection risks relate to uninsured patients and outstanding patient balances for which the primary insurance payor has paid and the remaining outstanding balance (generally deductibles and co-payments) is owed by the patient.  At the point of service, for patients required to make a co-payment, we generally collect less than 10% of the related revenue.  For all procedures scheduled in advance, our policy is to verify insurance coverage prior to the date of the procedure.  Insurance coverage is not verified in advance of procedures for walk-in and emergency room patients.  Our estimate for the allowance for doubtful accounts is calculated by reserving as uncollectible all governmental and non-governmental accounts over 150 days from discharge.  This method is monitored based on our historical cash collections experience.  Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts.  Significant changes in payor mix that result in an increase in self-pay revenue, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable.

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

Effective January 1, 2004, we changed our policy relative to the timing of the write-off of fully reserved accounts receivable.  Previously, all amounts over 210 days from discharge were written-off and therefore excluded from the allowance for doubtful accounts and gross accounts receivable.  Our new policy is to write-off gross accounts receivable when such amounts are placed with outside collection agencies.  We believe this policy more accurately reflects the ongoing collection efforts within the Company and is more consistent with industry practices.  This change in policy has no impact on the provision for bad debts and does not impact net accounts receivable as reflected on the accompanying condensed consolidated balance sheets.  At December 31, 2003, approximately $90 million of uncollected self-pay accounts over 210 days from discharge that were being actively pursued by our internal collection agency were written-off.  As a result of our change in policy, at September 30, 2004, included in the allowance for doubtful accounts and gross accounts receivable are approximately $154 million of accounts over 210 days from discharge that are being actively pursued by our internal collection agency.  At December 31, 2003 and September 30, 2004, we have approximately $600 million being pursued by various outside collection agencies.  We expect to collect less than 5%, net of estimated collection fees, of the amounts being pursued by outside collection agencies.  As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts.  However, we take into consideration estimated collections of these amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

Days revenue outstanding was 63 at September 30, 2004 and 65 at December 31, 2003.  This fell within our target range for days revenue outstanding of 60 - 65.

The following table is an aging of our gross (prior to allowances for contractual adjustments and doubtful accounts) accounts receivable (in thousands):

	Balance as of
	September 30, 2004		December 31, 2003
	0-150 days	Over 150 days	0-150 days	Over 150 days
Total gross accounts receivable	$1,258,172	$289,022	$1,279,342	$98,474

The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) summarized by aging categories is as follows:

	As of
	September 30, 2004(1)	December 31, 2003
0 to 60 days	64.1%	69.0%
61 to 150 days	17.3%	24.0%
151 to 360 days	8.3%	6.5%
Over 360 days	10.3%	0.5%
Total	100.0%	100.0%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	As of
	September 30, 2004(1)	December 31, 2003
Insured receivables	68%	81%
Self-pay receivables	32%	19%
Total	100%	100%

(1) Changes from December 31, 2003, are primarily a result of our change in policy relative to the timing of the write-off of accounts receivable which are fully reserved.  See page 19 for details on change in policy.

Although we do not specifically maintain information for individual categories of self-pay, as disclosed in our Form 10-K/A for the year ended December 31, 2003, as a component of total self-pay receivables, we estimate that uninsured self-pay receivables are approximately 40% to 45%, patient deductibles and co-insurance after third-party insurance payments are approximately 40% to 45%, and those insured patients billed directly because their insurance has not paid are approximately 15%.  Those accounts that are being billed directly to patients because their third-party insurance coverage has not paid, are reclassed to self-pay receivables from insured receivables generally after 60 days from discharge in order to bill the patients directly and get them involved in assisting with the collection process from their third-party insurance company.   None of these amounts represents a denial from commercial or other third-party payors.  We estimate on a historical basis, the uncollected portion of self-pay receivables related to co-insurance, co-payments and deductibles range from 35% to 40% and the uncollected portion of self-pay receivables related to uninsured patients range from 80% to 85%.  Additionally, we estimate the uncollected portion of self-pay receivables related to insured patients billed directly is insignificant.  In the aggregate at September 30, 2004, we expect the uncollectible portion of all self-pay receivables, before recoveries of accounts previously written-off, to be approximately 60% to 70%.  The allowance for doubtful accounts as reported in the condensed consolidated financial statements at September 30, 2004 represents approximately 57% of self-pay receivables as described above net of allowances for other discounts.  At December 31, 2003, the allowance for doubtful accounts represented approximately 40% of self-pay receivables as described above, net of allowances for other discounts.  Had we included in gross accounts receivable and the allowance for doubtful accounts those accounts written-off that were still being pursued by our internal collection agency as is being done at September 30, 2004, the allowance for doubtful accounts at December 31, 2003, would have represented approximately 55% of self-pay receivables.

Goodwill and Other Intangibles

Goodwill represents the excess of cost over the fair value of net assets acquired.  Prior to the adoption of SFAS No. 142 “Goodwill and Other Intangible Assets,” goodwill arising from business combinations completed prior to July 1, 2001 was amortized on a straight-line basis over a period ranging from 18 to 40 years.  Currently, goodwill arising from business combinations (whether or not completed prior to July 1, 2001) is accounted for under the provisions of SFAS No. 141 “Business Combinations” and SFAS No. 142 and is not amortized.  SFAS No. 142 requires goodwill to be evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist.  We selected September 30th as our annual testing date.

The SFAS No. 142 goodwill impairment model requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them.  If the fair value is determined to be less than book value, a third step is performed to compute the amount of the impairment.  We estimated the fair values of the related operations using both a debt free discounted cash flow model as well as an adjusted EBITDA multiple model.  These models are both based on our best estimate of future revenues and operating costs, based primarily on historical performance and general market conditions, and are subject to review and approval by senior management and the Board of Directors.  The cash flow forecasts are adjusted by an appropriate discount rate based on our weighted average cost of capital.  We performed our initial evaluation, as required by SFAS No. 142, during the first quarter of 2002 and the annual evaluation as of each succeeding September 30.  No impairment has been indicated by these evaluations.  For 2004, we expect to complete our evaluation during the fourth quarter.  Estimates used to conduct the impairment review, including revenue and profitability projections or fair values, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

Professional Liability Insurance Claims

We accrue for estimated losses resulting from professional liability claims to the extent they are not covered by insurance.  The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections and is discounted to its net present value using a weighted average risk-free discount rate of 3.4% in 2003 and 2002.  To the extent that subsequent claims information varies from management’s estimates, the liability is adjusted currently.  Our insurance is underwritten on a “claims-made” basis.  Prior to June 1, 2002, substantially all of our professional and general liability risks were subject to a $0.5 million per occurrence deductible; for claims reported from June 1, 2002 through June 1, 2003, these deductibles were $2.0 million per occurrence.  Additional coverage above these deductibles was purchased through captive insurance companies in which we had a 7.5% minority ownership interest in each and to which the premiums paid by us represented less than 8% of the total premium revenues of each captive insurance company.  Concurrently, with the formation of our own wholly-owned captive insurance company in June 2003, we terminated our minority interest relationships in those entities.  Substantially all claims reported after June 1, 2003 are self-insured up to $4 million per claim.  Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future.  Excess insurance for all hospitals was purchased through commercial insurance companies and generally covers us after the self insured amount up to $100 million per occurrence for claims reported prior to June 1, 2004.  Effective June 1, 2004, reinsurance for the captive was purchased through a commercial insurance company above the $4 million self-insured retention in an amount up to $25 million per occurrence.  Excess insurance is purchased through commercial insurance companies and covers us from $25 million to $100 million per occurrence.

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

Recent Accounting Pronouncement

In December 2003, the Financial Accounting Standards Board issued Interpretation No. 46R, “Consolidation of Variable Interest Entities,” or FIN No. 46.  This interpretation clarifies the application of Accounting Research Bulletin No. 51, “Consolidated Financial Statements,” to specified entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.  As of December 31, 2003, we adopted the Provisions of FIN No. 46 which were effective as of December 31, 2003 and required to be applied to those entities that are considered to be special purpose entities.  The adoption of those effective provisions of FIN No. 46, did not have an impact on our consolidated financial position or results of operations as we have not identified any relationships that would qualify as special purpose entities.  The adoption of the remaining provisions of FIN No. 46, which were effective for us on March 31, 2004, did not have any impact on the consolidated financial statements.  As of September 30, 2004, we have no investments in variable interest entities.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as ‘‘expects,’’ ‘‘anticipates,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘thinks,’’ and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

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

•                  competition;

•                  our ability to attract and retain qualified personnel, including key management, physicians, nurses, and other healthcare workers;

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

•                  our ability to obtain adequate levels of general and professional liability insurance;

•                  potential adverse impact of known and unknown government investigations;

•                  timeliness of reimbursement payments received under government programs; and

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

Item 3:   Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our credit agreement which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources” in Item 2. We do not anticipate any material changes in our primary market risk exposures in 2004. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so.

A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1 million for the three months ended September 30, 2004 and $4 million for the nine months ended September 30, 2004.

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

In May 1999, we were served with a complaint in U.S. ex rel Bledsoe v. Community Health Systems, Inc., subsequently moved to the Middle District of Tennessee, Case No. 2-00-0083.  This qui tam action sought treble damages and penalties under the False Claims Act against us.  The Department of Justice did not intervene in this action.  The allegations in the amended complaint were extremely general, but involved Medicare billing at our White County Community Hospital in Sparta, Tennessee.  By order entered on September 19, 2001, the U.S. District Court granted our motion for judgment on the pleadings and dismissed the case, with prejudice.

The relator appealed the district court’s ruling to the U.S. Court of Appeals for the Sixth Circuit.  On September 10, 2003, the Sixth Circuit Court of Appeals rendered its decision in this case, affirming in part and reversing in part the District Court’s decision to dismiss the case with prejudice.  The Court affirmed the lower court’s dismissal of certain of plaintiff’s claims on the grounds that his allegations had been previously publicly disclosed.  In addition, the appeals court agreed that, as to all other allegations, the relator had failed to include enough information to meet the special pleading requirements for fraud under the False Claims Act and the Federal Rules of Civil Procedure.  However, the Court returned the case to the District Court to allow the relator another opportunity to amend his complaint in an attempt to plead his fraud allegations with particularity.

In May 2004, the relator in U.S. ex rel Bledsoe v. Community Health Systems, Inc. filed an amended complaint alleging fraud involving Medicare billing at White County Community Hospital.  We have renewed our motion to dismiss these allegations and will continue to vigorously defend this case.

On July 12, 2004, the U.S. District Court for the Central District of California unsealed a qui tam complaint against the Company, U.S. ex rel Desert Valley Charitable Foundation v. Community Health Systems, Inc., CV 03-04610.  This Complaint alleges that, in connection with Barstow Community Hospital, we submitted false claims that violate the Medicare rules and regulations.  The Complaint provides no additional detail concerning the nature of its allegations.  The Government declined to intervene in relator’s lawsuit.  We believe that these are baseless allegations arising from an existing commercial dispute with an affiliate of the relator, and we have filed a motion to dismiss and otherwise vigorously defend this lawsuit.

In August 2004, we were served with a complaint in Arleana Lawrence and Robert Hollins v. Lakeview Community Hospital and Community Health Systems, Inc. in the Circuit Court of Barbour County, Alabama (Eufaula Division).  This alleged class action was brought by the plaintiffs on behalf of themselves and as the representatives of similarly situated uninsured individuals who were treated at our Lakeview Community Hospital or any of our other Alabama hospitals.  The plaintiffs allege that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills.  The plaintiffs seek restitution of overpayment, compensatory and other allowable damages and injunctive relief.  We intend to vigorously defend this case.

In September 2004, we were served with a complaint in James Monroe v. Pottstown Memorial Hospital and Community Health Systems, Inc. in the Court of Common Pleas, Montgomery County, Pennsylvania.  This alleged class action was brought by the plaintiff on behalf of himself and as the representative of similarly situated uninsured individuals who were treated at our Pottstown Memorial Hospital or any of our other Pennsylvania hospitals.  The plaintiff alleges that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills.  The plaintiff seeks recovery under the Pennsylvania Unfair Trade Practices and Consumer Protection Law, restitution of overpayment, compensatory and other allowable damages and injunctive relief.  We intend to vigorously defend this case.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On September 21, 2004, we entered into an underwriting agreement (the “Underwriting Agreement”) among us, CHS/Community Health Systems, Inc., Citigroup Global Markets Inc. (the “Underwriter”), Forstmann Little & Co. Equity Partnership-V, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership- VI, L.P. (collectively the “Selling Stockholders”).  Pursuant to the Underwriting Agreement, the Underwriter purchased 23,134,738 shares of common stock from the Selling Stockholders for $24.21 per share.  We did not receive any proceeds from any sale of shares by the Selling Stockholders.  On September 27, 2004, we purchased from the Underwriter 12,000,000 of these shares of common stock for $24.21 per share.  For corporate law purposes, we retired these shares upon repurchase.  Accordingly, these 12,000,000 shares are treated as authorized and unissued shares.

On January 23, 2003, we announced an open market share repurchase program for a maximum of five million shares of our common stock.  The repurchase program commenced immediately and will conclude at the earlier of three years or when the maximum number of shares have been repurchased or the maximum dollar amount of purchases of shares has been reached.  Through September 30, 2004, we have repurchased 790,000 shares at a weighted average price of $18.57 per share.  There were no shares repurchased under this program during the nine months ended September 30, 2004.  The maximum number of shares that may yet be purchased under the open market share repurchase program is 4,210,000, or the maximum dollar amount of shares that may yet be purchased under our credit agreement cannot exceed $9.5 million.

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

Date: November 4, 2004	COMMUNITY HEALTH SYSTEMS, INC.
(Registrant)

	By:	/s/ Wayne T. Smith
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