Form 10-K
period 2004-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2005-03-11
CIK 1108109

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        The aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,002,295,613. Market value is determined by reference to the closing price on June 30, 2004 of the Registrant's Common Stock as reported by the New York Stock Exchange. The Registrant does not (and did not at June 30, 2004) have any non-voting common stock outstanding. As of February 22, 2005, there were 87,677,513 shares of common stock, par value $.01 per share outstanding.

Documents Incorporated by Reference

        The information required for Part III of this annual report is incorporated by reference from portions of the Registrant's definitive proxy statement for its 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant's fiscal year ended December 31, 2004.

TABLE OF CONTENTS
FORM 10-K ANNUAL REPORT
COMMUNITY HEALTH SYSTEMS, INC.
Year Ended December 31, 2004

PART I

Item 1.

BUSINESS OF COMMUNITY HEALTH SYSTEMS

Overview of Our Company

        We are the largest non-urban provider of general hospital healthcare services in the United States in terms of number of facilities. As of December 31, 2004, we owned, leased or operated 71 hospitals, geographically diversified across 22 states, with an aggregate of 7,888 licensed beds, excluding one hospital held for sale. In approximately 85% of our markets, we are the sole provider of these services. In all but one of our other markets, we are one of two providers of these services. For the fiscal year ended December 31, 2004, we generated $3.3 billion in net operating revenues, and $151 million in net income.

        Wayne T. Smith, who has over 30 years of experience in the healthcare industry, joined our Company as President in January 1997. We named him Chief Executive Officer in April 1997 and Chairman of our Board of Directors in February 2001. During his time with us, we have:

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

        As a result of these initiatives, we achieved net operating revenue growth of 19.2% in 2004, 29.3% in 2003, and 30.5% in 2002. We also achieved net income growth of 15.2% in 2004, 31.5% in 2003, and 123.5% in 2002.

        We target hospitals in growing, non-urban healthcare markets because of their favorable demographic and economic trends and competitive conditions. Because non-urban service areas have smaller populations, there are generally fewer hospitals and other healthcare service providers in these communities and generally a lower level of managed care presence in these markets. We believe that smaller populations support less direct competition for hospital-based services. Also, we believe that non-urban communities generally view the local hospital as an integral part of the community.

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

        We also make available free of charge, through the investor relations section of our website, the Company's Governance Principles, its Code of Conduct and the charters of the Audit and Compliance Committee, the Compensation Committee and the Governance and Nominating Committee.

        We have included the Chief Executive Officer and the Chief Financial Officer certifications regarding the company's public disclosure required by Section 302 of the Sarbanes -Oxley Act of 2002 as Exhibits 31.1 and 31.2 of this report. After the 2004 Annual Meeting of Stockholders, the Company filed with the New York Stock Exchange an unqualified CEO certification regarding the Company's compliance with the NYSE's corporate governance listing standards as required by NYSE Rule 303A.

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

        Physician Recruiting.    The primary method of adding or expanding medical services is the recruitment of new physicians into the community. A core group of primary care physicians is necessary as an initial contact point for all local healthcare. The addition of specialists who offer services, including general surgery, OB/GYN, cardiovascular services, orthopedics and urology completes the full range of medical and surgical services required to meet a community's core healthcare needs. When we acquire a hospital, we identify the healthcare needs of the community by analyzing demographic data and patient referral trends. As a result of this analysis, we are able to determine what we believe to be the optimum mix of primary care physicians and specialists. We employ recruiters at the corporate level to support the local hospital managers in their recruitment efforts. We have increased the number of physicians affiliated with us through our recruiting efforts by approximately 221 in 2002, 244 in 2003 and 270 in 2004. The percentage of recruited or other physicians commencing practice with us that were specialists was over 50% in 2004. Most of our physicians are not employed by us but rather they are in private practice in their communities. We have been successful in recruiting physicians because of the practice opportunities afforded physicians in our markets, as well as lower managed care penetration as compared to urban areas. These physicians are able to earn incomes comparable to incomes earned by physicians in urban centers.

        Emergency Room Initiatives.    Given that over 50% of our hospital admissions originate in the emergency room, we systematically take steps to increase patient flow in our emergency rooms as a means of optimizing utilization rates for our hospitals. Furthermore, the impression of our overall operations by our customers is substantially influenced by our emergency rooms since generally that is their first experience with our hospitals. The steps we take to increase patient flow in our emergency rooms include renovating and expanding our emergency room facilities, improving service, and reducing waiting times, as well as publicizing our emergency room capabilities in the local community. We have expanded or renovated 32 of our emergency room facilities since 1997 including 3 in 2004. We have also implemented marketing campaigns that emphasize the speed, convenience, and quality of our emergency rooms to enhance each community's awareness of our emergency room services.

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

        Expansion of Services.    In an effort to better meet the healthcare needs of the communities we serve and to capture a greater portion of the healthcare spending in our markets, we have added a broad range of services to our facilities. These services range from various types of diagnostic equipment capabilities to additional and renovated emergency rooms, surgical and critical care suites and specialty services. For example, in 2004, eighteen major construction projects, totaling approximately $82.2 million, were completed. Those projects included the completion of a replacement hospital, new emergency rooms, renovated surgical suites and an imaging center. These projects improved various diagnostic and other inpatient and outpatient service capabilities. We continue to believe that appropriate capital investments in our facilities combined with the development of our service capabilities will reduce the migration of patients to competing providers. We have also added a small group of clinical consultants to assist the hospitals in their development of surgery, emergency services, critical care and cardiovascular services.

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

  Grow Through Selective Acquisitions

        Acquisition Criteria.    Each year we intend to acquire, on a selective basis, two to four hospitals that fit our acquisition criteria. Generally, we pursue acquisition candidates that:

  •
  have a general service area population between 20,000 and 200,000 with a stable or growing population base;

  •
  are the sole or primary provider of acute care services in the community;

  •
  are located more than 25 miles from a competing hospital;

  •
  are not located in an area that is dependent upon a single employer or industry; and

  •
  have financial performance that we believe will benefit from our management's operating skills.

In each year since 1997, we have met or exceeded our acquisition goals. Occasionally, acquisition opportunities have arisen in markets that do not meet our specified criteria. We estimate that there are currently approximately 330 hospitals that meet our acquisition criteria. These hospitals are primarily not-for-profit or municipally owned.

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

        Acquisition Efforts.    We have significantly enhanced our acquisition efforts in the last eight years in an effort to achieve our goals. We have focused on identifying possible acquisition opportunities through expanding our internal acquisition group and working with a broad range of financial advisors who are active in the sale of hospitals, especially in the not-for-profit sector. From July 1996 through December 31, 2004, we acquired 47 hospitals for an aggregate investment of approximately $1.8 billion, including working capital.

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

        At the time we acquire a hospital, we may commit to an amount of capital expenditures, such as replacement facilities, renovations, or equipment over a specified period of time. Under such commitments, in May 2002, we completed construction of a replacement facility in Tooele, Utah; in December 2002, we completed construction of a replacement facility in Marion, Illinois; in December 2003, we completed construction of a replacement facility in Emporia, Virginia; and in May 2004, we completed construction of a replacement hospital in Las Vegas, New Mexico. As an obligation under a hospital purchase agreement in effect as of December 31, 2004, we are required to construct one additional replacement facility by August 2008 to be located in Petersburg, Virginia. Construction costs for this replacement hospital are currently estimated to be approximately $120 million.

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

  •
  Procurement and Materials Management. We have standardized and centralized our operations with respect to medical supplies, equipment and pharmaceuticals used in our hospitals. Since 1997, we have been in an affiliation agreement with Broadlane Inc., formerly known as BuyPower, a group purchasing organization in which we have a minority interest. At the present time, Broadlane is the source for a substantial portion of our medical supplies, equipment and pharmaceuticals. However, we have recently decided to terminate our affiliation agreement with Broadlane, effective March 15, 2005. We now have an agreement with HealthTrust Purchasing Group, L.P.

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

Selected Operating Data

        The following table sets forth operating statistics for our hospitals for each of the years presented. Statistics for 2004 include a full year of operations for 69 hospitals and partial periods for two hospitals acquired during the year. Statistics for 2003 include a full year of operations for 66 hospitals, and partial periods for one hospital disposed of and three hospitals acquired during the year. Since the seven hospitals acquired from Methodist Healthcare Corporation were acquired as of January 1, 2003, a full year of operations for these hospitals was included in 2003. Statistics for 2002 include a full year of operations for 54 hospitals and partial periods for six hospitals acquired during the year. Each of the years presented have been adjusted to exclude the one hospital classified as held for sale at December 31, 2004, and the two hospitals sold during 2004.

	Years Ended December 31,
	2004	2003	2002
	(dollars in thousands)
Consolidated Data
Number of hospitals(1)	71	69	60
Licensed beds(1)(2)	7,888	7,637	6,137
Beds in service(1)(3)	6,346	6,041	4,800
Admissions(4)	279,678	250,901	205,607
Adjusted admissions(5)	518,603	458,709	379,604
Patient days(6)	1,135,844	989,891	792,252
Average length of stay (days)(7)	4.1	3.9	3.9
Occupancy rate (beds in service)(8)	49.9%	48.9%	48.3%
Net operating revenues	$3,332,641	$2,796,766	$2,163,384
Net inpatient revenues as a % of total net operating revenues	50.5%	51.3%	52.5%
Net outpatient revenues as a % of total net operating revenues	48.1%	47.5%	46.2%
Net Income	$151,433	$131,472	$99,984
Net Income as a % of total net operating revenues	4.5%	4.7%	4.6%
Liquidity Data
Adjusted EBITDA(9)	$497,129	$433,975	$359,578
Adjusted EBITDA as a % of total net operating revenues(9)	14.9%	15.5%	16.6%
Net cash flows provided by operating activities	$325,750	$243,704	$285,499
Net cash flows provided by operating activities as a % of total net operating revenues	9.8%	8.7%	13.2%
Net cash flows used in investing activities	$(318,479)	$(620,770)	$(291,140)
Net cash flows provided by financing activities	$58,896	$260,553	$130,099

See page 8 for footnotes.

	Year Ended December 31,
	2004	2003
	(dollars in thousands)
Same-Store Data(10)
Admissions(4)	249,415	249,807
Adjusted admissions(5)	462,521	456,758
Patient days(6)	994,314	986,216
Average length of stay (days)(7)	4.0	3.9
Occupancy rate (beds in service)(8)	48.7%	49.0%
Net operating revenues	$2,966,410	$2,782,892
Income from operations	317,296	289,860
Income from operations as a % of net operating revenues	10.7%	10.4%
Depreciation and amortization	142,513	139,951
Minority interest in earnings	1,578	1,987

(1)
References to the number of hospitals, licensed beds and beds in service reflect the reclassification as discontinued operations of the sale of two hospitals and the designation of a third hospital as being held for sale.

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

(9)
EBITDA consists of income before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to exclude discontinued operations, loss from early extinguishment of debt and minority interest earnings. We have from time to time sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. We believe that it is useful to present adjusted EBITDA because it excludes the portion of EBITDA attributable to these third party interests and clarifies for investors our Company's portion of EBITDA generated by our operations. We use adjusted EBITDA as a measure of liquidity. We have included this measure because we believe it provides investors with additional information about our ability to incur and service debt and make capital expenditures. Adjusted EBITDA is the basis for a key component in the determination of our compliance with some of the covenants under our senior secured credit facility, as well as to determine the interest rate and commitment fee payable under the senior secured credit facility.

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

  The following table reconciles adjusted EBITDA, as defined, to our net cash provided by operating activities as derived directly from our consolidated financial statements for the years ended December 31, 2004, 2003, and 2002 (in thousands):

	Year Ended December 31,
	2004	2003	2002
Adjusted EBITDA	$497,129	$433,975	$359,578
Interest expense, net	(77,856)	(70,792)	(62,560)
Provision for income taxes	(102,002)	(88,517)	(70,459)
Deferred income taxes	41,902	62,912	38,071
Loss from operations of hospitals sold or held for sale	(3,143)	(577)	(817)
Depreciation and amortization of discontinued operations	1,696	3,136	3,342
Stock compensation expense	2	13	26
Other non-cash (income) expenses, net	669	320	186
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(31,814)	(150,843)	(19,099)
Supplies, prepaid expenses and other current assets	(13,549)	(13,727)	(12,566)
Accounts payable, accrued liabilities and income taxes	(23,291)	34,722	22,628
Other	36,007	33,082	27,169

Net cash provided by operating activities	$325,750	$243,704	$285,499

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

Net Operating Revenues by Payor Source	2004	2003	2002
Medicare	31.9%	33.0%	33.0%
Medicaid	10.5%	10.8%	11.0%
Managed Care	21.8%	19.2%	17.7%
Self-pay	13.0%	12.8%	12.8%
Other third party payors	22.8%	24.2%	25.5%

Total	100.0%	100.0%	100.0%

        As shown above, we receive a substantial portion of our revenue from the Medicare and Medicaid programs. In addition, other third party payors includes insurance companies for which we do not have insurance provider contracts, worker's compensation carriers, and non-patient service revenue, such as rental income and cafeteria sales.

        Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. All of our hospitals are certified as providers of Medicare and Medicaid services. Amounts received under the Medicare and Medicaid programs are generally significantly less than a hospital's customary charges for the services provided. Since a substantial portion of our revenues comes from patients under Medicare and Medicaid programs, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in these programs.

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

Supply Contracts

        In 2000, we renewed, for a term of five years, our affiliation agreement with Broadlane, a group purchasing organization in which we have a minority interest. Our affiliation with Broadlane combined the purchasing power of our hospitals with the purchasing power of more than 600 other healthcare providers affiliated with the program. This increased purchasing power has resulted in reductions in the prices paid by our hospitals for medical supplies and equipment and pharmaceuticals. We also used Broadlane's internet purchasing portal.

        In November 2004, we decided to terminate our affiliation agreement with Broadlane on March 15, 2005. On January 5, 2005 we signed an agreement with HealthTrust Purchasing Group L.P. There can be no assurance that our arrangement with HealthTrust will provide the discounts we expect to achieve.

Industry Overview

        The Centers for Medicare and Medicaid Services, or CMS, estimated that in 2004, total U.S. healthcare expenditures grew by 7.5% to $1.8 trillion. It projects total U.S. healthcare spending to grow by 7.3% in 2005, by an average of 7.4% annually from 2006 through 2008 and by 6.9% annually from 2009 through 2014. By these estimates, healthcare expenditures will account for approximately $3.6 trillion, or 18.7% of the total U.S. gross domestic product, by 2014.

        Hospital services, the market in which we operate, is the largest single category of healthcare at 31.0% of total healthcare spending in 2004, or $551.8 billion, as projected by CMS. The Centers for Medicare and Medicaid Services projects the hospital services category to grow by at least 6.0% per year through 2014. It expects growth in hospital healthcare spending to continue due to the aging of the U.S. population and consumer demand for expanded medical services. As hospitals remain the primary setting for healthcare delivery, it expects hospital services to remain the largest category of healthcare spending.

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

Urban vs. Non-Urban Hospitals

        According to the U.S. Census Bureau, 25% of the U.S. population lives in communities designated as non-urban. In these non-urban communities, hospitals are typically the primary source of healthcare and, in many cases, a single hospital is the only provider of general healthcare services. According to the American Hospital Association, in 2003, there were approximately 2,200 non-urban hospitals in the U.S. We believe that a majority of these hospitals are owned by not-for-profit or governmental entities.

        Factors Affecting Performance.    Among the many factors that can influence a hospital's financial and operating performance are:

  •
  facility size and location;

  •
  facility ownership structure (i.e., tax-exempt or investor owned);

  •
  a facility's ability to participate in group purchasing organizations; and

  •
  facility payor mix.

        We believe that non-urban hospitals are generally able to obtain higher operating margins than urban hospitals. Factors contributing to a non-urban hospital's margin advantage include fewer patients with complex medical problems, a lower cost structure, limited competition, and favorable Medicare payment provisions. Patients needing the most complex care are more often served by the larger and/or more specialized urban hospitals. A non-urban hospital's lower cost structure results from its geographic location, as well as the lower number of patients treated who need the most highly advanced services. Additionally, because non-urban hospitals are generally sole providers or one of a small group of providers in their markets, there is limited competition. This generally results in more favorable pricing with commercial payors. Medicare has special payment provisions for "sole community hospitals." Under present law, hospitals that qualify for this designation can receive higher reimbursement rates. As of December 31, 2004, 17 of our hospitals were "sole community hospitals." In addition, we believe that non-urban communities are generally characterized by a high level of patient and physician loyalty that fosters cooperative relationships among the local hospitals, physicians, employees, and patients.

        The type of third party responsible for the payment of services performed by healthcare service providers is also an important factor which affects hospital operating margins. These providers have increasingly exerted pressure on healthcare service providers to reduce the cost of care. The most active providers in this regard have been HMOs, PPOs, and other managed care organizations. The characteristics of non-urban markets make them less attractive to these managed care organizations. This is partly because the limited size of non-urban markets and their diverse, non-national employer bases minimize the ability of managed care organizations to achieve economies of scale. In 2004, approximately 22% of our net operating revenues were paid by managed care organizations.

Hospital Industry Trends

        Demographic Trends.    According to the U.S. Census Bureau, there are approximately 35.1 million Americans aged 65 or older in the U.S. today, who comprise approximately 13% of the total U.S. population. By the year 2030 the number of elderly is expected to climb to 71.5 million, or 20% of the total population. Due to the increasing life expectancy of Americans, the number of people aged 85 years and older is also expected to increase from 4.3 million to 9.6 million by the year 2030. This increase in life expectancy will increase demand for healthcare services and, as importantly, the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among the main beneficiaries of this increase in demand. Based on data compiled for us, the populations of the service areas where our hospitals are located grew by 18.17% from 1990 to 2003 and are expected to grow by 5.55% from 2003 to 2008. The number of people aged 55 or older in these service areas grew by 22.16% from 1990 to 2003 and is expected to grow by 13.03% from 2003 to 2008.

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

  •
  payment of any incentive by the hospital when a physician refers a patient to the hospital;

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

        We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians own interests in a limited number of our facilities. Physicians may also own our stock. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, management agreements, and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives include revenue guarantees and, in some cases, loans. Although we believe that we have structured our arrangements with physicians in light of the "safe harbor" rules, we cannot assure you that regulatory authorities will not determine otherwise. If that happens, we could be subject to criminal and civil penalties and/or exclusion from participating in Medicare, Medicaid, or other government healthcare programs.

        The Social Security Act also includes a provision commonly known as the "Stark law." This law prohibits physicians from referring Medicare and Medicaid patients to healthcare entities in which they or any of their immediate family members have ownership interests or other financial arrangements. These types of referrals are commonly known as "self referrals." Sanctions for violating the Stark law include denial of payment, civil money penalties, assessments equal to twice the dollar value of each service, and exclusion from Medicare and Medicaid programs. There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital; the Medicare Prescription Drug Improvement and Modernization Act of 2003 imposed an 18-month moratorium on specialty hospital physician self-referral arrangements. The original moratorium is scheduled to expire on June 8, 2005, but the Medicare Payment Advisory Commission has issued a report recommending that the moratorium be extended for an additional 18 months. Another exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, and recruitment agreements. In January 2002 and March 2004, the federal government issued regulations which interpret some of the provisions included in the Stark law. We strive to comply with the Stark law and regulations; however, the government may interpret the law and regulations differently. If we are found to have violated the Stark law or regulations, we could be subject to significant sanctions, including damages, penalties, and exclusion from federal health care programs.

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

        A number of states in which we operate have enacted or are considering enacting state false claims legislation. These state false claims laws are generally modeled on the federal FCA, with similar damages, penalties, and qui tam enforcement provisions. An increasing number of healthcare false claims cases seek recoveries under both federal and state law.

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

        Conversion Legislation.    Many states, including some where we have hospitals and others where we may in the future acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. While these reviews and, in some instances, approval processes can add additional time to the closing of a hospital acquisition, we have not had any significant difficulties or delays in completing the process. There can be no assurance, however, that future actions on the state level will not seriously delay or even prevent our ability to acquire hospitals. If these activities are widespread, they could limit our ability to acquire additional hospitals.

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

        Privacy and Security Requirements of HIPAA.    The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. On August 17, 2000, CMS published final regulations establishing electronic data transmission standards that all healthcare providers must use when submitting or receiving specified healthcare transactions electronically. We believe we achieved compliance with these regulations in October 2003. CMS granted waivers in October 2003 to provide insurance payors additional time to comply with these standards. We monitor each payor transition proactively to resolve any issues that may arise. We have established a sub-committee of our Management Compliance Committee to address our compliance with these regulations.

        The Administrative Simplification Provisions also require CMS to adopt standards to protect the security and privacy of health-related information. These privacy regulations became effective April 14, 2001 but compliance with these regulations was not required until April 2003. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. If we violate these regulations, we could be subject to monetary fines and penalties, criminal sanctions and civil causes of action. We have implemented and operate continuing employee education programs to reinforce operational compliance with policy and procedures which adhere to privacy regulations. Regulations relating to the security of electronic protected health information went into effect on April 21, 2003, and compliance is required as of April 21, 2005. The HIPAA security standards and privacy regulations serve similar purposes and overlap to a certain extent, but the security regulations relate more specifically to protecting the integrity, confidentiality and availability of electronic protected health information while it is in our custody or being transmitted to others. We believe we have established proper controls to safeguard access to protected health information.

Payment

        Medicare.    Under the Medicare program, we are paid for inpatient and outpatient services performed by our hospitals.

        Payments for inpatient acute services are generally made pursuant to a prospective payment system, commonly known as "PPS." Under PPS, our hospitals are paid a prospectively determined amount for each hospital discharge based on the patient's diagnosis. Specifically, each discharge is assigned to a diagnosis- related group, commonly known as a "DRG," based upon the patient's condition and treatment during the relevant inpatient stay. Each DRG is assigned a payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service. However, DRG payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. While a hospital generally does not receive payment in addition to a DRG payment, hospitals may qualify for an "outlier" payment when the relevant patient's treatment costs are extraordinarily high and exceed a specified regulatory threshold.

        In addition, hospitals may qualify for Medicare disproportionate share payments when their percentage of low income patients exceeds specified regulatory thresholds. Under the Benefits Improvement and Protection Act of 2000, a majority of our hospitals qualify to receive Medicare disproportionate share payments. For the majority of our hospitals that qualify to receive Medicare disproportionate share payments, these payments are increased by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 effective April 1, 2004.

        The DRG rates are adjusted by an update factor on October 1, of each year, the beginning of the federal fiscal year. The index used to adjust the DRG rates, known as the "market basket index," gives consideration to the inflation experienced by hospitals in purchasing goods and services. For several years, however, the percentage increases in the DRG payments have been lower than the projected increases in the costs of goods and services purchased by hospitals. DRG rate increases were 1.1% for federal fiscal year 1995, 1.5% for federal fiscal year 1996, 2.0% for federal fiscal year 1997, 0.0% for federal fiscal year 1998, 0.5% for federal fiscal year 1999, and 1.1% for federal fiscal year 2000. Under the Benefits Improvement and Protection Act of 2000, the DRG rate increased by 3.4% for federal fiscal year 2001, 2.75% for federal fiscal year 2002, 2.95% for federal fiscal year 2003, 3.4% for federal fiscal year 2004, and 3.3% for federal fiscal year 2005. Under the Medicare Prescription Drug,

Improvement and Modernization Act of 2003, DRG payment rates are to be increased by the full "market basket index" for federal fiscal years beginning October 1, 2005, and 2006, unless patient quality data is not submitted to the Secretary of Health and Human Services, wherein a 0.4% reduction to the "market basket index" will then be imposed. Future legislation may decrease the rate of increase for DRG payments, but we are not able to predict the amount of any reduction or the effect that any reduction will have on us.

        Outpatient services were traditionally paid at the lower of customary charges or on a reasonable cost basis. The Balanced Budget Act of 1997 established a PPS for outpatient hospital services that commenced on August 1, 2000. The Balanced Budget Refinement Act of 1999 eliminated the anticipated average reduction of 5.7% for various Medicare outpatient business under the Balanced Budget Act of 1997. Under the Balanced Budget Refinement Act of 1999, non-urban hospitals with 100 beds or less are held harmless under Medicare outpatient PPS through December 31, 2004. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 extended the hold harmless provision for non-urban hospitals with 100 beds or less and for non-urban sole community hospitals with more than 100 beds through December 31, 2005. Of our 72 hospitals at December 31, 2004, 43 qualified for this relief. Losses under Medicare outpatient PPS of non-urban hospitals with greater than 100 beds and urban hospitals will be mitigated through a corridor reimbursement approach, where a percentage of losses were reimbursed through December 31, 2003. Substantially all of our remaining hospitals qualified for relief under this provision. Effective April 1, 2002, the outpatient conversion factor rate was increased by 2.3%; however, adjustments to pass-through payment amounts and other variables within the outpatient PPS resulted in an approximate 5% to 6% net reduction in outpatient PPS payments. The outpatient conversion factor rate was increased by 3.5% effective January 1, 2003; however, adjustments to other variables within the outpatient PPS resulted in an approximate 3.6% to 4.0% net increase in outpatient PPS payments. The outpatient conversion factor rate was increased 3.4% effective January 1, 2004; however, adjustments to other variables within the outpatient PPS resulted in an approximate 4.3% to 4.7% net increase in outpatient PPS payments. The outpatient conversion factor was increased 3.3% effective January 1, 2005; however, adjustments to other variables within the outpatient PPS resulted in an approximate 4.8% to 5.2% net increase in outpatient PPS payments.

        Skilled nursing facilities and swing bed facilities were historically paid by Medicare on the basis of actual costs, subject to limitations. The Balanced Budget Act of 1997 established a PPS for Medicare skilled nursing facilities and mandated swing bed facilities must be incorporated into the skilled nursing facility PPS. The new skilled nursing commenced in July 1998, and was fully implemented in July 2002. The new swing bed facility PPS commenced in July 2002 and was fully implemented in June 2003. We have experienced reductions in payments for our skilled nursing services. However, the Benefits Improvement and Protection Act of 2000 required CMS to increase the current reimbursement amount for the skilled nursing facility PPS by approximately 8.0% for services furnished between April 1, 2001 and September 30, 2002. Additionally, the Benefits Improvement and Protection Act of 2000 increased the skilled nursing facility PPS payment rates by the full market basket for federal fiscal year 2001 and market basket minus 0.5% for federal fiscal years 2002 and 2003. For federal fiscal year 2004 skilled nursing facility PPS payment rates are increased by the full market basket of 3.0% coupled with a 3.26% increase to reflect the difference between the market basket forecast and the actual market basket increase from the start of the skilled nursing facility PPS in July 1998. For federal fiscal year 2005, skilled nursing facility PPS payment rates are increased by the full market basket of 2.8%.

        The Balanced Budget Act of 1997 also required the Department of Health and Human Services to establish a PPS for home health services effective October 1, 2000. We have experienced reductions in payments for our home health services and a decline in home health visits due to a reduction in benefits by reason of the Balanced Budget Act of 1997. However, the Balanced Budget Refinement Act of 1999 and the Benefits Improvement and Protection Act of 2000 delayed until October 1, 2002 a 15.0% payment limit reduction that would have otherwise applied effective October 1, 2000. Additionally, the Benefits Improvement and Protection Act of 2000 increased the home health agency PPS annual update to 2.2% for services furnished between April 1, 2001 and September 30, 2001, and for a two year period that began on April 1, 2001, increases Medicare payments by 10.0% for home health services furnished in rural areas. The home health agency PPS per episodic payment rate increased by 2.1% on October 1, 2002, however, other Benefits Improvement and Protection Act of 2000 adjustments to other variables within the home health PPS resulted in an approximate 5% net reduction in home health PPS payments on October 1, 2002. The home health agency PPS per episodic payment rate increased by 3.3% on October 1, 2003. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 implements a .8% reduction to the market basket increase to the home health agency PPS per episodic payment rate effective April 1, 2004 and for the federal fiscal years 2005 and 2006, and increases Medicare payments by 5% to home health services provided in rural areas from April 1, 2004 through March 31, 2005. The home health agency PPS per episodic payment rate increased by 2.3% on January 1, 2005.

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

        Annual cost reports required under the Medicare and some Medicaid programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. Finalization of these audits often takes several years. Providers can appeal any final determination made in connection with an audit. DRG outlier payments have been and continue to be the subject of CMS audit and adjustment. The HHS OIG is also actively engaged in audits and investigations into alleged abuses of the DRG outlier payment system.

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

        Since its initial adoption, the compliance program continues to be expanded and developed to meet the industry's expectations and our needs. Specific written policies, procedures, training and educational materials and programs, as well as auditing and monitoring activities have been prepared and implemented to address the functional and operational aspects of our business. Included within these functional areas are materials and activities for business sub-units, including laboratory, radiology, pharmacy, emergency, surgery, observation, home health, skilled nursing, and clinics. Specific areas identified through regulatory interpretation and enforcement activities have also been addressed in our program. Claims preparation and submission, including coding, billing, and cost reports, comprise the bulk of these areas. Financial arrangements with physicians and other referral sources, including anti-kickback and Stark laws, emergency department treatment and transfer requirements, and other patient disposition issues are also the focus of policy and training, standardized documentation requirements, and review and audit. A recent focus of the program is the interpretation and implementation of the new HIPAA standards for privacy and security. As required by the Sarbanes-Oxley Act of 2002, we have also focused on the integrity and duties of the personnel involved in financial recordkeeping, financial reporting and asset management.

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

        Code of Conduct—Sarbanes-Oxley Act of 2002.    In December 2004, we revised our Code of Conduct which applies to all directors, officers, employees and consultants, and our confidential disclosure program to enhance the statement of ethical responsibility expected of our employees and business associates who work in the accounting, financial reporting, and asset management areas of our Company. Our Code of Conduct is posted on our website, www.chs.net.

Employees

        At December 31, 2004, we employed approximately 20,900 full time employees and 10,200 part-time employees. Of these employees, approximately 2,400 are union members. We currently believe that our labor relations are good.

Professional Liability

        As part of our business of owning and operating hospitals, we are subject to legal actions alleging liability on our part. To cover claims arising out of the operations of hospitals, we generally maintain professional malpractice liability insurance and general liability insurance on a claims made basis in amounts and with deductibles that we believe to be sufficient for our operations. We also maintain umbrella liability coverage covering claims which, due to their nature or amount, are not covered by our insurance policies. We cannot assure you that professional liability insurance will cover all claims against us or continue to be available at reasonable costs for us to maintain adequate levels of insurance. For a further discussion of our insurance coverage, see Critical Accounting Policies on page 40.

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

Item 2.

Properties

        Our hospitals are general care hospitals offering a wide range of inpatient and outpatient medical services. These services generally include internal medicine, general surgery, cardiology, oncology, orthopedics, OB/GYN, diagnostic and emergency room services, outpatient surgery, laboratory, radiology, respiratory therapy, physical therapy, and rehabilitation services. Some of our hospitals include subsidiaries which have minority interest ownership positions. In addition, some of our hospitals provide skilled nursing and home health services based on individual community needs.

        For each of our hospitals, the following table shows its location, the date of its acquisition or lease inception and the number of licensed beds as of December 31, 2004:

Hospital	City	Licensed Beds(1)	Date of Acquisition/Lease Inception	Ownership Type
Alabama
Woodland Community Hospital	Cullman	100	October, 1994	Owned
Parkway Medical Center Hospital	Decatur	108	October, 1994	Owned
L.V. Stabler Memorial Hospital	Greenville	72	October, 1994	Owned
Hartselle Medical Center	Hartselle	150	October, 1994	Owned
Troy Regional Medical Center	Troy	97	December, 1994	Owned	(2)
Lakeview Community Hospital	Eufaula	74	April, 2000	Owned	(2)
South Baldwin Regional Center	Foley	82	June, 2000	Leased
Arizona
Payson Regional Medical Center	Payson	44	August, 1997	Leased
Western Arizona Regional	Bullhead City	115	July, 2000	Owned
Arkansas
Harris Hospital	Newport	133	October, 1994	Owned
Helena Regional Medical Center	Helena	155	March, 2002	Leased
California
Barstow Community Hospital	Barstow	56	January, 1993	Leased
Fallbrook Hospital	Fallbrook	47	November, 1998	Operated	(3)
Watsonville Community Hospital	Watsonville	106	September, 1998	Owned
Florida
Lake Wales Medical Center	Lake Wales	154	December, 2002	Owned
North Okaloosa Medical Center	Crestview	110	March, 1996	Owned
Georgia
Fannin Regional Hospital	Blue Ridge	34	January, 1986	Owned

Illinois
Crossroads Community Hospital	Mt. Vernon	55	October, 1994	Owned
Gateway Regional Medical Center	Granite City	396	January, 2002	Owned
Heartland Regional Medical Center	Marion	92	October, 1996	Owned
Red Bud Regional Hospital	Red Bud	75	September, 2001	Owned
Galesburg Cottage Hospital	Galesburg	170	July, 2004	Owned
Kentucky
Parkway Regional Hospital	Fulton	70	May, 1992	Owned
Three Rivers Medical Center	Louisa	90	May, 1993	Owned
Kentucky River Medical Center	Jackson	55	August, 1995	Leased
Louisiana
Byrd Regional Hospital	Leesville	60	October, 1994	Owned
River West Medical Center	Plaquemine	80	August, 1996	Leased
Mississippi
The King's Daughters Hospital	Greenville	137	September, 1999	Owned	(4)
Missouri
Moberly Regional Medical Center	Moberly	103	November, 1993	Owned
Northeast Regional Medical Center	Kirksville	109	December, 2000	Leased
New Jersey
Memorial Hospital of Salem County	Salem	140	September, 2002	Owned
New Mexico
Mimbres Memorial Hospital	Deming	49	March, 1996	Owned
Eastern New Mexico Medical Center	Roswell	162	April, 1998	Owned
Northeastern Regional Hospital	Las Vegas	54	April, 2000	Leased	(5)
North Carolina
Martin General Hospital	Williamston	49	November, 1998	Leased
Pennsylvania
Berwick Hospital	Berwick	101	March, 1999	Owned
Brandywine Hospital	Coatesville	168	June, 2001	Owned
Jennersville Regional Hospital	West Grove	59	October, 2001	Owned
Easton Hospital	Easton	369	October, 2001	Owned
Lock Haven Hospital	Lock Haven	84	August, 2002	Owned
Pottstown Memorial Medical Center	Pottstown	222	July, 2003	Owned
Phoenixville Medical Center	Phoenixville	143	August, 2004	Owned
South Carolina
Marlboro Park Hospital	Bennettsville	102	August, 1996	Leased
Chesterfield General Hospital	Cheraw	59	August, 1996	Leased
Springs Memorial Hospital	Lancaster	194	November, 1994	Owned
Tennessee
Lakeway Regional Hospital	Morristown	135	May, 1993	Owned
Scott County Hospital	Oneida	99	November, 1989	Leased	(6)
Cleveland Community Hospital	Cleveland	100	October, 1994	Owned
White County Community Hospital	Sparta	60	October, 1994	Owned

Regional Hospital Of Jackson	Jackson	154		January, 2003	Owned
Dyersburg Regional Medical Center	Dyersburg	225		January, 2003	Owned
Haywood Park Community Hospital	Brownsville	62		January, 2003	Owned
Henderson County Community Hospital	Lexington	45		January, 2003	Owned
McKenzie Regional Hospital	McKenzie	45		January, 2003	Owned
McNairy Regional Hospital	Selmer	45		January, 2003	Owned
Volunteer Community Hospital	Martin	100		January, 2003	Owned
Texas
Big Bend Regional Medical Center	Alpine	40		October, 1999	Owned
Northeast Medical Center	Bonham	75		August, 1996	Owned	(2)
Cleveland Regional Medical Center	Cleveland	107		August, 1996	Leased
Highland Medical Center	Lubbock	123		September, 1986	Owned
Scenic Mountain Medical Center	Big Spring	150		October, 1994	Owned
Hill Regional Hospital	Hillsboro	92		October, 1994	Owned
Lake Granbury Medical Center	Granbury	56		January, 1997	Owned
South Texas Regional Medical Center	Jourdanton	67		November, 2001	Owned
Laredo Medical Center	Laredo	326		October, 2003	Owned
Utah
Mountain West Medical Center	Tooele	35		October, 2000	Owned
Virginia
Southern Virginia Regional Medical Center	Emporia	80		March, 1999	Owned
Russell County Medical Center	Lebanon	78		September, 1986	Owned
Southampton Memorial Hospital	Franklin	105		March, 2000	Owned
Southside Regional Medical Center	Petersburg	408		August, 2003	Leased
West Virginia
Plateau Medical Center	Oak Hill	25		July, 2002	Owned
Wyoming
Evanston Regional Hospital	Evanston	42		November, 1999	Owned

Total Licensed Beds at December 31, 2004		7,963	(7)

(1)
Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)
On February 16, 2005, a definitive agreement was signed for the sale of Troy Regional Medical Center, Lakeview Community Hospital and Northeast Medical Center, the one hospital designated as being held for sale at December 31, 2004. The sale of these facilities is subject to the finalization of buyers on-site reviews and regulatory approvals and is expected to close as soon as practicable after the approvals are obtained.

(3)
We operate this hospital under a lease-leaseback and operating agreement. We recognize all operating statistics, revenue and expenses associated with this hospital in our consolidated financial statements.

(4)
On February 7, 2005, a definitive agreement was signed for the sale of The King's Daughters Hospital. The sale of this hospital is subject to the finalization of buyer's on-site reviews and regulatory approvals and is expected to close as soon as practicable after the approvals are obtained.

(5)
Northeastern Regional Hospital, the original facility leased in April 2000, was replaced by a new, owned hospital in May 2004.

(6)
The lease on this hospital was terminated January 31, 2005 pursuant to its terms.

(7)
The total licensed beds at December 31, 2004 includes those beds at Northeast Medical Center in Bonham, Texas, which was designated as being held for sale.

        The above table excludes two hospitals located in Plymouth, North Carolina and Anna, Illinois for which we receive fees for management services that operate in close proximity to other hospitals we own. The management agreement for the hospital in Plymouth, North Carolina will terminate on June 30, 2005.

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

        In May 1999, we were served with a complaint in U.S. ex rel. Bledsoe v Community Health Systems, Inc., subsequently moved to the Middle District of Tennessee, Case No. 2-00-0083. This qui tam action sought treble damages and penalties under the False Claims Act against us. The Department of Justice did not intervene in this action. The allegations in the amended complaint were extremely general, but involved Medicare billing at our White County Community Hospital in Sparta, Tennessee. By order entered on September 19, 2001, the U.S. District Court granted our motion for judgment on the pleadings and dismissed the case, with prejudice.

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

        In May 2004, the relator in U.S. ex rel. Bledsoe v Community Health Systems, Inc. filed an amended complaint alleging fraud involving Medicare billing at White County Community Hospital. We have renewed our motion to dismiss these allegations and will continue to vigorously defend this case. We then filed a renewed motion to dismiss the amended complaint. On January 6, 2005, the District Court dismissed with prejudice the bulk of the relator's allegations. The only remaining allegations involve a handful of 1997-98 charges at White County. The relator has not indicated whether he will continue to pursue these remaining allegations. If so, we will continue to vigorously defend this case.

        On July 12, 2004, the U.S. District Court for the Central District of California unsealed a qui tam complaint against the Company, U.S. ex rel. Desert Valley Charitable Foundation v Community Health Systems, CV 03-04610. This complaint alleged that, in connection with Barstow Community Hospital, we submitted false claims that violate the Medicare rules and regulations, but provided no additional detail concerning the nature of its allegations. The Government declined to intervene in relator's lawsuit and the court granted our motion to dismiss on November 24, 2004. However, the court also gave the relator an opportunity to file an amended complaint within twenty (20) days. The relator filed an amended complaint which alleged improper billing of routine supplies, certain respiratory services, and imaging services allegedly resulting in unbundling, double and excess charges and billing for services never provided. We believe that this is baseless litigation arising from an existing commercial dispute with an affiliate of the relator, and are vigorously defending this lawsuit.

        In August 2004, we were served a complaint in Arleana Lawrence and Robert Hollins v Lakeview Community Hospital and Community Health Systems, Inc. in the Circuit Court of Barbour County, Alabama (Eufaula Division). This alleged class action was brought by the plaintiffs on behalf of themselves and as the representatives of similarly situated uninsured individuals who were treated at our Lakeview Hospital or any of our other Alabama hospitals. The plaintiffs allege that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiffs seek restitution of overpayment, compensatory and other allowable damages and injunctive relief. We intend to vigorously defend this case.

        In September 2004, we were served with a complaint in James Monroe v Pottstown Memorial Hospital and Community Health Systems, Inc. in the Court of Common Pleas, Montgomery County, Pennsylvania. This alleged class action was brought by the plaintiff on behalf of himself and as the representative of similarly situated uninsured individuals who were treated at our Pottstown Memorial Hospital or any of our other Pennsylvania hospitals. The plaintiff alleges that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiff seeks recovery under the Pennsylvania Unfair Trade Practices and Consumer Protection Law, restitution of overpayment, compensatory and other allowable damages and injunctive relief. We intend to vigorously defend this case.

        On December 1, 2004, an article was published in an Illinois newspaper stating that five people filed a class action lawsuit against Gateway Regional Medical Center, one of our hospitals, claiming that it charged uninsured and underinsured patients more than fully insured patients. We have not yet been served with a complaint. If served, we intend to vigorously defend this case.

        On March 3, 2005, we were served with a complaint in Sheri Rix v. Heartland Regional Medical Center and Health Care Systems, Inc. in the Circuit Court of Williamson County, Illinois. This alleged class action was brought by the plaintiff on behalf of herself and as the representative of similarly situated uninsured individuals who were treated at our Heartland Regional Medical Center. The plaintiff alleges that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiff seeks recovery for breach of contract and the covenant of good faith and fair dealing, violation of the Illinois Consumer Fraud and Deceptive Practices Act, restitution of overpayment, and for unjust enrichment. The plaintiff class seeks compensatory and other damages and equitable relief. We intend to vigorously defend this case.

Item 4.

Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2004.

PART II

Item 5.

Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        We completed an initial public offering of our common stock on June 14, 2000. Our common stock began trading on June 9, 2000 and is listed on the New York Stock Exchange under the symbol CYH. At March 1, 2005, there were approximately 70 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the New York Stock Exchange.

	High	Low
Year Ended December 31, 2003
First Quarter	$20.99	$15.84
Second Quarter	21.20	17.70
Third Quarter	23.44	18.25
Fourth Quarter	27.73	20.75
Year Ended December 31, 2004
First Quarter	$30.87	$25.86
Second Quarter	29.03	23.48
Third Quarter	27.87	23.21
Fourth Quarter	28.54	25.51

        We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. Our senior secured credit facility jointly limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $200 million.

        On January 23, 2003, we announced an open market repurchase program for up to five million shares of our common stock. The repurchase program commenced immediately and will conclude at the earlier of three years or when the maximum number of shares have been repurchased. Through December 31, 2004, we have repurchased 790,000 shares at a weighted average price of $18.57 per share. There were no repurchases made under this program in 2004 although we did repurchase and retire 12,000,000 shares on September 27, 2004. However, our senior secured credit facility also limits the dollar amount of shares that may be repurchased. After taking into account the 12,000,000 shares repurchased in September 2004 as described in the next paragraph, the maximum dollar amount of shares that is permitted to be repurchased under our senior secured credit facility is $200 million. The maximum number of shares that may still be purchased under the open market share repurchase program is 4,210,000.

        On September 21, 2004, we entered into an underwriting agreement (the "Underwriting Agreement") among us, CHS/Community Health Systems, Inc., Citigroup Global Markets Inc. (the "Underwriter"), Forstmann Little & Co. Equity Partnership- Y, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VI, L.P. (collectively, the "Selling Stockholders"). Pursuant to the Underwriting Agreement, the Underwriter purchased 23,134,738 shares of common stock from the Selling Stockholders for $24.21 per share. We did not receive any proceeds from any sale of shares by the Selling Stockholders. On September 27, 2004, we purchased 12,000,000 shares for $24.21 per share. We retired these shares upon repurchase. Accordingly, these 12,000,000 shares are treated as authorized and unissued shares.

        At December 31, 2004, there were approximately 8.6 million shares of common stock reserved for future issuance upon the conversion of our 4.25% subordinated convertible notes due 2008 (principal amount of $287.5 million) (see Note 5 to the Consolidated Financial Statements). We did not repurchase any of our shares in the fourth quarter ended December 31, 2004.

Item 6.

SELECTED FINANCIAL DATA

        The following table summarizes specified selected financial data of the Registrant and should be read in conjunction with the related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.

Community Health Systems, Inc.
Five Year Summary of Selected Financial Data

	Year Ended December 31,
	2004	2003		2002		2001	2000
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data
Net operating revenues	$3,332,641	$2,796,766		$2,163,384		$1,657,476	$1,305,672
Income from operations	338,867	291,358		242,466		190,704	156,864
Income from continuing operations	158,221	132,049		100,801		46,018	10,903
Net income	151,433	131,472		99,984		44,743	9,569
Earnings per common share—Basic:
Income from continuing operations	$1.65	$1.34		$1.02		$0.52	$0.16
Loss on discontinued operations	(0.07)	—		—		(0.01)	(0.02)

Net Income	$1.58	$1.34		$1.02		$0.51	$0.14

Earnings per common share—Diluted:
Income from continuing operations	$1.58	$1.30		$1.01		$0.51	$0.16
Loss on discontinued operations	(0.07)	—		(0.01)		(0.01)	(0.02)

Net Income	$1.51	$1.30		$1.00		$0.50	$0.14

Weighted-average number of shares outstanding
Basic	95,643,733	98,391,849		98,421,052		88,382,443	67,610,399
Diluted (1)	105,863,790 (2)	108,094,956	(2)	108,378,131	(2)	90,251,428	69,187,191
Cash and cash equivalents	$82,498	$16,331		$132,844		$8,386	$13,740
Total assets	3,632,608	3,350,211		2,809,496		2,451,464	2,213,837
Long-term obligations	2,030,258	1,601,558		1,276,761		1,045,427	1,216,790
Stockholders' equity	1,239,991	1,350,589		1,214,305		1,115,665	756,174

(1)
See Note 10 to the Consolidated Financial Statements, included later in this Form 10-K.

(2)
Includes 8,582,076 shares related to the convertible notes under the if-converted method of determining weighted average shares outstanding.

Item 7.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read this discussion together with our consolidated financial statements and the accompanying notes to consolidated financial statements and "Selected Financial Data" included elsewhere in this Form 10-K.

Executive Overview

        We are the largest non-urban provider of general hospital healthcare services in the United States in terms of number of facilities. We generate revenue by providing a broad range of general hospital healthcare services to patients in the communities in which they are located. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

        For the year ended December 31, 2004, we generated $3.3 billion in net operating revenues, a growth of 19.2% over the year ended December 31, 2003, and $151.4 million of net income, an increase of 15.2% over the year ended December 31, 2003. For the year ended December 31, 2004, admissions at hospitals owned throughout both periods decreased 0.2% and adjusted admissions increased 1.3%.

        We have continued to generate strong cash flows as evidenced by the $325.8 million of operating cash flow generated for the year ended December 31, 2004, an increase of 33.7% over the prior year. This increase in cash flow is primarily the result of our growth in income from continuing operations and improvements in the collection of accounts receivable at hospitals owned throughout both periods.

        During 2004 we were involved in the following transactions, each of which demonstrates the continued execution of our operating strategy or our efforts to maximize shareholder value:

  •
  acquired two hospitals;

  •
  refinanced our senior secured credit facility and expanded our borrowing capacity;

  •
  in connection with the sale of our shares by funds affiliated with Forstmann Little & Co., we repurchased and retired 12 million shares of our common stock;

  •
  sold two under-performing hospitals;

  •
  identified one under-performing hospital as a candidate for disposition;

  •
  completed the sale of $300 million of 6.5% Senior Subordinated Notes, the proceeds of which were used to repay borrowings under the revolving tranche of our credity facility; and

  •
  continuous improvement in the quality of care provided as evidenced by JCAHO survey results.

        Each of these transactions should be considered in conjunction with our discussion of operating results, liquidity and capital resources. During the third quarter of 2004, four of our facilities incurred property damage, increased staffing costs and a loss of volume as a result of the hurricanes in August and September. We estimate our results were negatively impacted by $3.4 million before income taxes as a result of the impact of these hurricanes.

        From time to time we consider hospitals for disposition if we determine their operating results or potential growth no longer meet our strategic objectives. Subsequent to December 31, 2004, we began negotiations and entered into two separate definitive agreements to sell four smaller underperforming hospitals, one of which was a hospital previously classified as being held for sale. The sales of these facilities are subject to the finalization of buyers' on-site reviews and regulatory approvals and are expected to close as soon as practicable after the approvals are obtained.

        In addition, effective March 1, 2005, we completed the acquisition of an 85% interest in Chestnut Hill Hospital, a 183-licensed bed hospital located in Philadelphia, Pennsylvania.

Acquisitions and Dispositions

        Effective July 1, 2004, we acquired Galesburg Cottage Hospital located in Galesburg, Illinois. The hospital is located approximately 45 miles west of Peoria, Illinois. The hospital, which has a total of 170 licensed beds, was acquired from a local not-for-profit corporation. The aggregate consideration for the hospital totaled approximately $31 million of which approximately $25 million was paid in cash and approximately $6 million was assumed in liabilities and incurred as acquisition costs.

        Effective August 1, 2004, we acquired Phoenixville Hospital located in Phoenixville, Pennsylvania, approximately 30 miles west of Philadelphia and 35 miles east of Reading, Pennsylvania. The acquisition also included a 95,000 square foot medical complex in nearby Limerick, Pennsylvania which houses an ambulatory surgical facility, an imaging center, and medical office space. The hospital, which has a total of 143 licensed beds, was acquired from the University of Pennsylvania Health System. The aggregate consideration for the hospital totaled approximately $104 million of which approximately $98 million was paid in cash and approximately $6 million was assumed in liabilities and incurred as acquisition costs.

        Effective August 1, 2004, we sold Randolph County Medical Center, a hospital with 50 licensed beds located in Pocahontas, Arkansas and Sabine Medical Center, a hospital with 48 licensed beds located in Many, Louisiana, two of our underperforming hospitals, to Associated Healthcare Systems in Brentwood, Tennessee. The sale was structured as a sale of stock and includes all owned or leased property of these two medical centers. The aggregate sales price for these two hospitals was approximately $9 million of which $7.8 million was cash and $1.2 million was a note. In addition, as part of our strategic review, we have decided to market Northeast Medical Center, in Bonham, Texas, for sale. From time to time we may also decide to sell other of our hospitals if they no longer meet our strategic objectives, and we believe that removing them from our portfolio of hospitals will add to our shareholder value.

Recent Developments

        Effective March 1, 2005, we completed the acquisition of an 85% controlling interest in Chestnut Hill Hospital, a 183 licensed-bed hospital located in Philadelphia, Pennsylvania. The aggregate consideration for the hospital totaled approximately $27.9 million, of which $17.0 million was paid in cash and $10.9 million was assumed in liabilities. Although this hospital is not in our typical non-urban target market, we believe it enhances the network of our four hospitals in southeastern Pennsylvania that are within 20 to 40 miles of one another. In February, 2005, we also entered into two separate definitive agreements to sell four smaller under-performing hospitals. The sale of these facilities is subject to the finalization of buyers' on-site reviews and regulatory approvals and is expected to close as soon as practicable after the approvals are obtained.

Sources of Revenue

        The following table presents the approximate percentages of net operating revenue received from Medicare, Medicaid, managed care, self pay and other sources for the periods indicated. The data for the years presented are not strictly comparable due to the significant effect that hospital acquisitions and dispositions have had on these statistics.

	Year Ended December 31,
	2004	2003	2002
Medicare	31.9%	33.0%	33.0%
Medicaid	10.5%	10.8%	11.0%
Managed care	21.8%	19.2%	17.7%
Self pay	13.0%	12.8%	12.8%
Other third party payors	22.8%	24.2%	25.5%

Total	100.0%	100.0%	100.0%

        Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in the periods that such adjustments become known. Adjustments related to final settlements or appeals that increased revenue were insignificant in the years ended December 31, 2004, 2003 and 2002. In the future, we expect the percentage of revenues received from the Medicare program to increase due to the general aging of the population.

        The payment rates under the Medicare program for inpatient acute services are based on a prospective payment system, depending upon the diagnosis of a patient's condition. While these rates are indexed for inflation annually, the increases have historically been less than actual inflation. Reductions in the rate of increase in Medicare reimbursement may cause our net operating revenue growth to decline. Effective April 1, 2002, Centers for Medicare and Medicaid Services implemented changes to the Medicare outpatient prospective patient system. Also, beginning April 1, 2003, and extending through March 31, 2004, the Consolidated Appropriations Resolution of 2003 and the Temporary Assistance for Needy Families Block Grant Extension equalized the rural and urban standardized payment amounts under the Medicare inpatient prospective payment system. Along with other changes, this benefit was made permanent when Congress passed the Medicare Prescription Drug, Improvement and Modernization Act of 2003. While the Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a broad range of provider payment benefits, federal government spending in excess of federal budgetary provisions considered in passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 could result in future deficit spending for the Medicare system, which could cause future payments under the Medicare system to decline.

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

        The following tables summarize, for the periods indicated, selected operating data.

	Years Ended December 31,
	2004	2003	2002
	(expressed as a percentage of net operating revenues)
Net operating revenues	100.0	100.0	100.0
Operating expenses (a)	(85.1)	(84.5)	(83.4)
Depreciation and amortization	(4.7)	(5.0)	(5.3)
Minority interest in earnings	—	(0.1)	(0.1)

Income from operations	10.2	10.4	11.2
Interest expense, net	(2.4)	(2.5)	(2.9)
Loss from early extinguishment of debt	—	—	(0.4)

Income from continuing operations before income taxes	7.8	7.9	7.9
Provision for income taxes	(3.1)	(3.2)	(3.3)

Income from continuing operations	4.7	4.7	4.6
Loss on discontinued operations	(0.2)	—	—

Net income	4.5	4.7	4.6

	Years Ended December 31,
	2004	2003
	(expressed in percentages)
Percentage increase from prior year:
Net operating revenues	19.2%	29.3%
Admissions	11.5	22.0
Adjusted admissions (b)	13.1	20.8
Average length of stay	5.1	—
Net Income	15.2	31.5
Same-store percentage increase (decrease) from prior year (c):
Net operating revenues	6.6	8.6
Admissions	(0.2)	1.2
Adjusted admissions (b)	1.3	(0.3)

(a)
Operating expenses include salaries and benefits, provision for bad debts, supplies, rent, and other operating expenses.

(b)
Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(c)
Includes acquired hospitals to the extent we operated them during comparable periods in both years and excludes hospitals sold in 2004 and one hospital held for sale.

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

        Net operating revenues increased by 19.2% to $3.3 billion in 2004 from $2.8 billion in 2003. Of the $535.9 million increase in net operating revenues, the hospitals we acquired in 2003 and 2004, which are not yet included in same-store net operating revenues, contributed approximately $352.4 million, and hospitals we owned throughout both periods contributed $183.5 million, an increase of 6.6%. Of the increase in net operating revenues from hospitals owned throughout both years, we estimate approximately 5.3% was attributable to increases in rates, acuity level of services provided, and government reimbursement, and 1.3% was attributable to volume increases in outpatient services.

        Net operating revenues from volume increases were primarily the result of newly acquired facilities. Net operating revenues attributable to rates and acuity level of services were primarily the result of the recruitment of physician specialists and the addition of new services. As a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the additional disproportionate share payment began April 1, 2004 and increased reimbursement to us by approximately $9.8 million in 2004. The reimbursement improvement from the change in the labor-related share of the hospital diagnosis related group, DRG, inpatient payment to which a wage index is applied provided for in this law was effective October 1, 2004 and increased reimbursement by approximately $1.3 million in 2004. Also, under this law DRG payment rates were increased by the full Market Basket Index of 3.3% on October 31, 2004, as all hospitals submitted patient quality data to CMS, and reimbursement increased by approximately $4.6 million for 2004.

        Inpatient admissions increased by 11.5% and adjusted admissions increased by 13.1% due principally to newly acquired hospitals. We compute adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues. On a same-store basis, inpatient admissions decreased by 0.2%. Same-store admissions decreased in 2004 primarily as a result of a less severe flu and pneumonia season in the third and fourth quarters of 2004, as compared to the third and fourth quarters of 2003. Same-store adjusted admissions increased by 1.3% and patient days increased 0.8%. On a same-store basis, net inpatient revenues increased 5.0% and net outpatient revenues increased 8.3%.

        Operating expenses, as a percentage of net operating revenues, increased from 84.5% in 2003 to 85.1% in 2004. Salaries and benefits, as a percentage of net operating revenues, remained unchanged at 40.1% in 2003 and 2004. Provision for bad debts, as a percentage of net revenues, increased from 9.7% in 2003 to 10.3% in 2004, as a result of an increase in uncollected self-pay accounts, primarily caused by an increase in self-pay revenue. Supplies, as a percentage of net operating revenues, increased from 11.7% in 2003 to 12.1% in 2004, due mainly to the impact of the larger hospitals recently acquired, which have significantly higher supply expense as a percentage of net revenue, and the timing of converting these recently acquired hospitals to contracted vendors under a group purchasing arrangement, offset by improvements made to hospitals owned throughout both periods. Rent and other operating expenses, as a percentage of net operating revenues, decreased from 22.9% in 2003 to 22.6% in 2004. This decrease was caused primarily by a decrease of 0.4% of net operating revenue in contract labor expense and an increase in medical specialist fees. The decrease in contract labor expense is primarily attributable to the non-recurring costs of replacement workers as a result of the strike at Easton Hospital in 2003. Net income margins decreased from 4.7% in 2003 to 4.5% in 2004 due to the higher percentage of operating expenses as a percentage of net operating revenues at the hospitals acquired in 2003 and 2004, and loss on discontinued operations, offset by decreases in depreciation, interest, and taxes as a percentage of net operating revenue.

        On a same-store basis, we achieved a decrease in salary and benefits expense of 0.1% of net operating revenue resulting from a combination of operating efficiency gains. The provision for bad debts expense increased 0.3% of net operating revenues as a result of an increase in uncollected self-pay accounts. Rent and other operating expenses decreased 0.3% of net operating revenue primarily as a result of a decrease in malpractice expense of 0.2% of net operating revenue, and a decrease in contract labor expense of 0.4% of net operating revenue. On a same-store basis, income from operations as a percentage of net operating revenues increased from 10.4% in 2003 to 10.7% in 2004, due mainly to decreases in rent and other operating expenses and depreciation and amortization of 0.4% of net operating revenue.

        Depreciation and amortization increased by $16.1 million to $156.7 million, or 4.7% of net operating revenues, in 2004, from $140.6 million, or 5.0% of net operating revenues, in 2003. The hospitals acquired in 2003 and 2004, prior to being included in same-store results, accounted for $13.5 million of the increase, while facility renovations and purchases of equipment, information systems upgrades, investments in physician recruiting and other deferred items accounted for the remaining $2.6 million.

        Interest expense, net, increased by $7.1 million from $70.8 million in 2003 to $77.9 million in 2004. An increase in the average debt balance in 2004 as compared to 2003, due primarily to borrowings to make acquisitions in 2003 and 2004 and a repurchase of 12,000,000 shares of common stock, which together accounted for a $9.1 million increase in interest expense, offset by a decrease in interest rates during 2004 as compared to 2003 which decreased interest expense, net, by $2.0 million. The decrease in average interest rates during 2004 is the result of the reduction in LIBOR in early 2004.

        Provision for income taxes increased $13.5 million to $102.0 million in 2004 from $88.5 million in 2003, as a result of the increase in pre-tax income. Our effective tax rates were 39.2% and 40.1% for the years ended December 31, 2004 and 2003, respectively. The decrease in the effective rate in 2004 is a result of implementing tax saving strategies, which decreased our state tax provision net of federal income tax benefit.

        Net income was $151.4 million in 2004 compared to net income of $131.5 million in 2003, an increase of $19.9 million.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

        Net operating revenues increased by 29.3% to $2.8 billion in 2003 from $2.2 billion in 2002. Of the $633.4 million increase in net operating revenues, the hospitals we acquired in 2002 and 2003, which are not yet included in same-store net operating revenues, contributed approximately $447.3 million, and hospitals we owned throughout both periods contributed $186.1 million, an increase of 8.6%. Of the increase in net operating revenues from hospitals owned throughout both years, we estimate approximately 75% was attributable to increases in rates and the acuity level of services provided, 15% was attributable to volume increases and 10% was attributable to increases in government reimbursement. Our ability to recruit physicians to fill the medical needs of the communities we serve and the addition of new services contributed to increased inpatient admissions and increased acuity of services provided.

        Inpatient admissions increased by 22.0% and adjusted admissions increased by 20.8% due principally to newly acquired hospitals. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues. On a same-store basis, inpatient admissions increased by 1.2%. The growth in same-store admissions in 2003 was lower than expected as a result of severe weather in a number of our markets, a loss of admissions from physicians called up for military service, selective service closures at certain hospitals and unusually high COBRA utilization in 2002 following the 2001/2002 increases in unemployment that did not repeat itself in 2003. In addition, we believe the economic conditions in 2003 led to lower than expected utilization of healthcare services. An increase in flu and pneumonia related admissions in the fourth quarter of 2003 improved our admissions growth over the prior year offsetting a decrease in flu related admissions in the first quarter of 2003. Same-store adjusted admissions decreased by 0.3% and patient days increased 3.5%. On a same-store basis, net inpatient revenues increased 6.6% and net outpatient revenues increased 11.1%.

        Operating expenses, as a percentage of net operating revenues, increased from 83.4% in 2002 to 84.5% in 2003. Salaries and benefits, as a percentage of net operating revenues, decreased from 40.2% in 2002 to 40.1% in 2003, primarily as a result of improvements at hospitals owned throughout both periods, offset by hospitals acquired in 2002 and 2003, which have higher salaries and benefits as a percentage of net operating revenues, for which reductions have not yet been realized and the additional use of contract labor, primarily nursing. Provision for bad debts, as a percentage of net revenues, increased from 9.1% in 2002 to 9.7% in 2003, as a result of an increase in uncollected self-pay accounts, primarily caused by an increase in gross revenue. Supplies, as a percentage of net operating revenues, increased from 11.6% in 2002 to 11.8% in 2003, due mainly to the impact of the larger hospitals recently acquired, which have significantly higher supply expense as a percentage of net operating revenue, and the timing of converting these recently acquired hospitals to contracted vendors in our Broadlane group purchasing arrangement, offset by improvements made to hospitals owned throughout both periods. Rent and other operating expenses, as a percentage of net operating revenues, increased from 22.5% in 2002 to 22.9% in 2003. This increase was caused primarily by an increase of 0.5% of net operating revenue in contract labor expense and an increase in malpractice insurance expense of 0.3%, offset by a decrease of 0.2% for other operating expenses. The increase in malpractice expense is primarily due to increases in self-insured claims and increases in current year premium costs. The increase in contract labor expense is primarily attributable to the costs of replacement workers as a result of the strike at Easton Hospital. Net income margins increased from 4.6% in 2002 to 4.7% in 2003 due to decreases in depreciation and amortization and interest as a percentage of net operating revenues, offset by the higher operating expenses as a percentage of net operating revenues at the hospitals acquired in 2002 and 2003.

        On a same-store basis, we achieved a decrease in salary and benefits expense of 1.1% of net operating revenue resulting from a combination of operating efficiency gains, offset by the additional use of contract labor, primarily nursing, to replace the striking workers at Easton, of 0.7% of net operating revenue. The provision for bad debts expense increased 0.6% of net operating revenues as a result of an increase in uncollected self-pay accounts. Other operating expenses decreased 0.2% of net operating revenue primarily as a result of an increase in malpractice expense of 0.2% of net operating revenue, offset by a decrease in supplies expense of 0.2% of net operating revenue and a decrease in other operating expense of 0.2% of net operating revenue. On a same-store basis, income from operations as a percentage of net operating revenues increased from 11.3% in 2002 to 11.5% in 2003, due mainly to a decrease in depreciation and amortization of 0.2% of net operating revenue.

        Depreciation and amortization increased by $25.7 million to $140.6 million, or 5.0% of net operating revenues, in 2003, from $114.9 million, or 5.3% of net operating revenues, in 2002. The hospitals acquired in 2002 and 2003, prior to being included in same-store results, accounted for $18.6 million of the increase, while facility renovations and purchases of equipment, information systems upgrades, investments in physician recruiting and other deferred items accounted for the remaining $7.2 million.

        Interest expense, net, increased by $8.2 million from $62.6 million in 2002 to $70.8 million in 2003 as a result of a combination of increased borrowings and decreased average interest rates. The increase in average debt balance in 2003 as compared to 2002, due primarily to borrowings to make acquisitions in 2002 and 2003, accounted for a $10.3 million increase, offset by a decrease in interest rates during 2003 as compared to 2002 of $2.1 million. The decrease in average interest rates during 2003 is the result of the reduction in LlBOR in early 2003.

        Provision for income taxes increased $18.0 million to $88.5 million in 2003 from $70.5 million in 2002, as a result of the increase in pre-tax income. Our effective tax rates were 40.1% and 41.1% for the years ended December 31, 2003 and 2002, respectively. The decrease in the effective rate in 2003 is due primarily to a reduction in state taxes.

        Net income was $131.5 million in 2003 compared to net income of $100.0 million in 2002, an increase of $31.5 million.

Liquidity and Capital Resources

2004 Compared to 2003

        Net cash provided by operating activities increased by $82.1 million, from $243.7 million during 2003 to $325.8 million during 2004. This increase is the result of an increase in net income and non-cash expenses, including depreciation and amortization of $39.3 million, as compared to the prior year, an increase in cash flow from accounts receivable of $71.7 million resulting primarily from not buying accounts receivables in our 2003 acquisitions and the resulting accounts receivable build-up during 2003, and an increase in cash flow of $45.2 million from improving our collection efforts and reducing days revenue outstanding. These improved cash inflows were offset by an increase in cash paid for income taxes of $33.7 million, an increase in cash paid for employee compensation liabilities of $34.4 million, which resulted primarily from a timing difference of the 2003 and 2004 year end pay periods, and the impact of other working capital changes, which resulted in net cash outflow of $6.0 million.

        The use of cash in investing activities decreased $302.3 million from $620.8 million in 2003 to $318.5 million in 2004. The decrease was due primarily to a decrease in cash used for acquisitions of facilities of $317.5 million during 2004 offset by an increase in cash used to purchase property and equipment of $17.9 million during 2004 as compared to 2003. Cash used to purchase property and equipment included $14.5 million for the construction of replacement facilities. Net cash provided by financing activities decreased $201.7 million from $260.6 million in 2003 to $58.9 million in 2004.

        In August, 2004, we completed a refinancing of our previous credit facility with a $1.625 billion senior secured credit facility. The facility consists of a $1.2 billion term loan with a final maturity of 2011 and a $425 million revolving credit facility that matures in 2009.

        Primarily as a result of the repurchase of 12,000,000 shares of our common stock, for which we borrowed under our senior secured credit facility to complete and subsequently paid off with proceeds from our $300 million senior subordinated notes offering, our debt as a percentage of total capitalization increased during the current year from 52.2% at December 31, 2003 to 59.6% at December 31, 2004.

        As described more fully in Notes 5, 7 and 11 of the Notes to Consolidated Financial Statements, at December 31, 2004, the Company had certain cash obligations, which are due as follows (in thousands):

	Total	2005	2006-2008	2009-2010	2011 and thereafter
Long-Term Debt	$1,221,764	$17,530	$41,895	$314,022	$848,317
Senior Subordinated Notes	300,000	—	—	—	300,000
Convertible Notes	287,500	—	287,500	—	—
Capital Leases	22,471	9,337	6,790	790	5,554

Total Long-Term Debt	1,831,735	26,867	336,185	314,812	1,153,871
Operating Leases	284,220	59,160	121,134	36,067	67,859
Replacement Facilities and Other (1)	209,300	3,000	169,000	18,600	18,700
Open Purchase Orders (2)	40,594	40,594	—	—	—

Total	$2,365,849	$129,621	$626,319	$369,479	$1,240,430

(1)
As part of an acquisition in 2003, we agreed to build a replacement facility within five years. The state in which the hospital is located has approved the plans for this replacement hospital. Construction costs for this replacement facility are currently estimated to be approximately $120 million. In addition as a part of an acquisition in 2004, we committed to spend $90 million related to various commitments primarily capital expenditures within eight years. These amounts include the remaining amount of capital to be spent.

(2)
Open purchase orders represent our commitment for items ordered but not yet received. We do not have any long-term purchase commitments under our national purchasing contracts.

        As more fully described in Note 5 of the Notes to Consolidated Financial Statements at December 31, 2004, we had issued letters of credit primarily in support of potential insurance related claims and specified outstanding bonds of approximately $21 million.

2003 Compared to 2002

        Net cash provided by operating activities decreased by $41.8 million, from $285.5 million during 2002 to $243.7 million during 2003. This decrease was due primarily to increases in accounts receivable from the acquisitions completed in 2003, resulting in approximately $80.9 million of negative cash flows during 2003, where we did not purchase the seller's accounts receivable. Other factors negatively impacting cash flows were an increase in the number of days revenue outstanding, from 63 days at December 31, 2002 to 65 days at December 31, 2003, resulting in a decrease in cash flow of approximately $15.5 million, an increase in cash paid for income taxes of $11.5 million, a decrease in our liability to third payors of $8.1 million and the pre-funding of our benefit trust for employee medical claims in the amount of $11.5 million in the fourth quarter of 2003. Factors positively impacting cash flows during 2003 as compared to 2002 were increases in net income of $31.5 million, increases in depreciation and amortization expense of $25.5 million, which is a non-cash expense, increases in deferred tax expense of $23.4 million and the net effect of changes in all other operating assets and liabilities, which resulted in a cash flow increase of $5.3 million.

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

Capital Expenditures

        Cash expenditures for purchases of facilities was $133.0 million in 2004, $450.6 million in 2003 and $156.1 million in 2002. Our expenditures in 2004 include $125.5 million for the purchase of the two hospitals and a surgery center in one of our current markets and $7.5 million for information systems and other equipment to integrate the newly acquired hospitals in 2004. Our capital expenditures in 2003 include $422.8 million for the ten hospitals acquired in 2003, and $27.8 million for information systems and other equipment to integrate the acquired hospitals in 2003. Our capital expenditures in 2002 include $138.5 million for the six hospitals acquired in 2002, $17.6 million for information systems and other equipment to integrate the acquired hospitals in 2002.

        Excluding the cost to construct replacement hospitals, our capital expenditures for 2004 totaled $149.8 million compared to $103.3 million in 2003 and $72.5 million in 2002. Costs to construct replacement hospitals totaled $14.5 million in 2004, $43.1 million, in 2003, and $36.8 million, including $5.3 million of capital leases, in 2002. The reduction of capital lease liabilities is included in financing activities in our Statements of Cash Flows.

        Pursuant to hospital purchase agreements in effect as of December 31, 2004, as part of the acquisition in August 2003 of the Southside Regional Medical Center in Petersburg, Virginia, we are required to build a replacement facility by August 2008. Estimated construction costs, including equipment are approximately $120 million. We expect total capital expenditures of approximately $170 to $180 million in 2005, including approximately $169 to $178 million for renovation and equipment purchases (which includes amounts which are required to be expended pursuant to the terms of the hospital purchase agreements) and approximately $1 to $2 million for construction and equipment cost of the current and recently completed replacement hospitals.

Capital Resources

        Net working capital was $453.1 million at December 31, 2004 compared to $298.0 million at December 31, 2003. The $155.1 million increase was attributable primarily to an increase in cash balance, supplies and accounts receivable in 2004 and a decrease in employee compensation accruals and other accrued liabilities, offset by an increase in accounts payable due primarily to the timing of year end payments and the addition of two hospitals during 2004.

        On August 19, 2004 and subsequently amended on December 16, 2004, we entered into a $1.625 billion senior secured credit facility with a consortium of lenders. This facility replaced our previous credit facility and consists of a $1.2 billion term loan with a final maturity in 2011 (as opposed to 2010 under our previous facility) and a $425 million revolving tranche that matures in 2009. We may elect from time to time an interest rate per annum for the borrowings under the term loan, and revolving credit facility equal to (a) an alternate base rate, which will be equal to the greatest of (i) the Prime Rate; (ii) the Federal Funds Effective Rate plus 50 basis points (the "ABR"), plus (1) 75 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 175 basis points for the term loan and (2) the Eurodollar Applicable Margin for revolving credit loans. The applicable margin varies depending on the ratio of our total indebtedness to annual consolidated EBITDA, ranging from 0.25% to 1.25% for alternate base rate loans and from 1.25% to 2.25% for Eurodollar loans. We also pay a commitment fee for the daily average unused commitments under the revolving tranche. The commitment fee is based on a pricing grid depending on the Applicable Margin for Eurodollar revolving credit loans and ranges from 0.250% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, we will pay fees for each letter of credit issued under the credit facility. The purpose of the facility was to refinance our previous credit agreement, repay other indebtedness, and fund general corporate purposes including to declare and pay cash dividends to repurchase shares or make other distributions, subject to certain restrictions. As of December 31, 2004, our availability for additional borrowings under our revolving tranche was $425 million of which $21 million is set aside for outstanding letters of credit. We also have the ability to add up to $200 million of securitized debt and $400 million additional term loans under our agreement, which we have not yet accessed. As of December 31, 2004, our weighted average interest rate under our credit agreement was 4.9%.

        The terms of the credit agreement include various restrictive covenants. These covenants include restrictions on additional indebtedness, liens, investments, asset sales, capital expenditures, sale and leasebacks, contingent obligations, transactions with affiliates, dividends and stock repurchases and fundamental changes. We would be required to amend the existing credit agreement in order to pay dividends to our shareholders in excess of $200 million. The covenants also require maintenance of various ratios regarding consolidated total indebtedness, consolidated interest, and fixed charges.

        We are currently a party to six separate interest swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. Under one agreement, effective November 23, 2001 and expiring in November 2005, we pay interest at a fixed rate of 4.46%. This agreement has a $100 million notional amount of indebtedness. Under a second agreement, effective November 4, 2002, we pay interest at a fixed rate of 3.3% on $150 million notional amount of indebtedness. This agreement expires in November 2007. Under a third agreement, effective June 13, 2003, we pay interest at a fixed rate of 2.04% on $100 million notional amount of indebtedness. This agreement expires in

June 2007. Under a fourth agreement, effective June 13, 2003, we pay interest at a fixed rate of 2.40% on $100 million notional amount of indebtedness. This agreement expires in June 2008. Under a fifth agreement, effective October 3, 2003, we pay interest at a fixed rate of 2.31% on $100 million notional amount of indebtedness. This agreement expires in October 2006. Under a sixth agreement, effective August 12, 2004, we pay interest at a fixed rate of 3.586% on $100 million notional amount of indebtedness. This agreement expires in August 2008. We received a variable rate of interest on each of these swaps based on the three-month London Inter-Bank Offer Rate ("LIBOR"), excluding the margin paid under the senior secured credit facility on a quarterly basis, which is currently 175 basis points for revolver loans and term loans under the senior secured credit facility. We also were a party to an interest swap agreement with $100 million notional amount of indebtedness and a fixed interest rate of 4.03% that expired in November 2004.

        We believe that internally generated cash flows, the ability to add $200 million of accounts receivable securitized debt, $400 million of term loans and borrowings under our senior secured credit facility and continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash flows, and borrowings under our credit agreement as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.

Off-balance sheet arrangements

        Included in our consolidated operating results for the years ended December 31, 2004 and 2003, was $287.1 million and $283.4 million, respectively, of net operating revenue and $26.4 million and $29.5 million, respectively, of income from operations, generated from eight hospitals operated by us under operating lease arrangements. In accordance with accounting principles generally accepted in the United States of America, the respective assets and the future lease obligations under these arrangements are not recorded in our consolidated balance sheet. Lease payments under these arrangements are included in rent expense and totaled approximately $10.5 million and $10.2 million for the years ended December 31, 2004 and 2003 respectively. The current terms of these operating leases expire between January 2005 and December 2019, not including lease extensions that we have options to exercise. The one hospital under lease whose current lease term was previously scheduled to expire in November 2004 and was extended to January 2005 generated $24.4 million of net operating revenue and $0.6 million of income from operations for the year ended December 31, 2004. Effective January 31, 2005, this lease was terminated pursuant to its terms. The operations from this hospital whose lease was not renewed will be classified as discontinued operations beginning with the reporting period ending March 31, 2005. If we allow the remainder of these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.

        In the past, we have utilized operating leases as a financing tool for obtaining the operations of specified hospitals without acquiring, through ownership, the related assets of the hospital and without a significant outlay of cash at the front end of the lease. We utilize the same operating strategies to improve operations at those hospitals held under operating leases as we do at those hospitals that we own. We have not entered into any operating leases for hospital operations since December 2000.

Joint Ventures

        We have from time to time sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. As of December 31, 2004, these included five hospitals, three surgery centers, and three imaging centers. The amount of minority interest in equity is included in other long-term liabilities and the minority interest in income or loss is recorded as an operating expense. We do not believe these minority ownerships are material to our financial position or operating results. As of and for the years ended December 31, 2004 and 2003, the balance of minority interests included in long-term liabilities was $8.6 million and $8.3 million, respectively, and the amount of minority interest in earnings was $1.6 million and $2.0 million, respectively.

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

Inflation

        The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, our suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures, including our case and resource management program, to curb increases in operating costs and expenses. We have generally offset increases in operating costs by increasing reimbursement for services, expanding services and reducing costs in other areas. However, we cannot predict our ability to cover or offset future cost increases.

Critical Accounting Policies

        The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

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

Third Party Reimbursement

        Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost based-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed "automated contractual allowance system". Within the automated system, actual Medicare DRG data, coupled with all payors' historical paid claims data, is utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis and subjected to review by management to ensure accuracy and reasonableness. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We record adjustments to the estimated billings in the periods that such adjustments become known. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in future periods as final settlements are determined. However, due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record.

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

        Effective January 1, 2004, we changed our policy relative to the timing of the write-off of fully reserved accounts receivable. Previously, all amounts over 210 days from discharge were written-off and therefore excluded from the allowance for doubtful accounts and gross accounts receivable. Our new policy is to write-off gross accounts receivable when such amounts are placed with outside collection agencies. We believe this policy more accurately reflects the ongoing collection efforts within our company and is more consistent with industry practices. This change in policy has no impact on the provision for bad debts and does not impact net accounts receivable as reflected on the consolidated balance sheets. At December 31, 2003, approximately $90 million of uncollected self-pay accounts over 210 days from discharge were being actively pursued by our internal collection agency. At December 31, 2003, we had approximately $500 million of accounts receivable being pursued by various outside collection agencies. At December 31, 2004, we had approximately $620 million of accounts receivable being pursued by various outside collection agencies. We expect to collect less than 5%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. However, we take into consideration estimated collections of these amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

        Days revenue outstanding as presented in the following table as of the dates indicated fell within our target range for days revenue outstanding of 60 - 65 days:

	As of December 31,
	2004	2003	2002
Days revenue outstanding	63	65	63

        The reason our 2004 days revenue outstanding decreased from the prior year is the following: testing of electronic billing edits under HIPAA beginning October 16, 2003 slowed our billing process for specified claims in 2003; Mutual of Omaha, our sole Medicare intermediary, went through a systems conversion in July 2003, which delayed billing and collections of Medicare claims; and large acquisitions in the second half of 2003 required Medicare billing approvals and new Medicaid provider numbers delaying our billing at those hospitals.

        Uncollected accounts are automatically written off if the balance is under $10.00, when turned over to an outside collection agency, or over 210 days from discharge if being collected by our internal collection agency through December 31, 2003. At December 31, 2004, we have approximately $160 million in self-pay accounts over 210 days from discharge placed with our internal collection agency and approximately $620 million in self-pay accounts being pursued by various outside collection agencies. Of these aforementioned amounts, we expect to collect approximately 5% to 7%, net of estimated collection fees. As the amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. We take into consideration estimated collections of these amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

        The following table is an aging of our gross (prior to allowances for contractual adjustments and doubtful accounts) accounts receivable (in thousands):

	Balance as of
	As of December 31, 2004		As of December 31, 2003
	0-150 days	Over 150 days	0-150 days	Over 150 days
Total gross accounts receivable	$1,379,481	$302,521	$1,279,342	$98,474

        The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) summarized by aging categories is as follows:

	As of December 31,
	2004		2003
0 - 60 days	63.7%		69.0%
60 - 150 days	18.3%		24.0%
151 - 360 days	7.4%		6.5%
Over 360 days	10.6	% (a)	0.5%

Total	100.0%		100.0%

        The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	As of December 31,
	2004		2003
Insured receivables	69.0	% (a)	81.0%
Self-pay receivables	31.0	% (a)	19.0%
Total	100.0%		100.0%

(a)
The fluctuation as compared to 2003 is primarily the result of the change in policy of when accounts are written off as discussed on page 39.

        Although we do not specifically maintain information for individual categories of self-pay, included in the percentage of self-pay receivables shown in the table above, we estimate uninsured self-pay receivables are approximately 45% to 50%, patient deductibles and co-insurance after third-party insurance payments are approximately 40% to 45%, and those insured patients billed directly because their insurance has not paid are approximately 5% to 10%. Those accounts that are being billed directly to patients because their third-party insurance coverage has not paid are reclassed to self-pay receivables from insured receivables generally after 60 days from discharge in order to bill the patients directly and get them involved in assisting with the collection process from their third-party insurance company. None of these amounts represents a denial from commercial or other third-party payors. We estimate, on a historical basis, the uncollected portion of self-pay receivables related to co-insurance, co-payments and deductibles ranges from 35% to 40% and the uncollected portion of self-pay receivables related to uninsured patients ranges from 80% to 85%. Additionally, we estimate the uncollected portion of self-pay receivables related to insured patients billed directly is insignificant. In the aggregate, we expect the uncollectible portion of all self-pay receivables, before recoveries of accounts previously written off, to be approximately 60% to 70% at December 31, 2004. The allowance for doubtful accounts as reported in the consolidated financial statements at December 31, 2004 and 2003 represents approximately 54% and 40%, respectively of self-pay receivables as described above, net of allowances for other discounts. Had we included in gross accounts receivable and the allowance for doubtful accounts those accounts written-off that were still being pursued by our internal collection agency as is being done at December 31, 2004, the allowance for doubtful accounts at December 31, 2003 would have represented approximately 55% of self pay receivables.

Goodwill and Other Intangibles

        Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill arising from business combinations is accounted for under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets" and is not amortized. SFAS No. 142 requires goodwill to be evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. We selected September 30th as our annual testing date.

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

Professional Liability Insurance Claims

        We accrue for estimated losses resulting from professional liability claims to the extent they are not covered by insurance. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections and is discounted to its net present value using a weighted average risk-free discount rate of 3.2% and 3.4% in 2004 and 2003, respectively. To the extent that subsequent claims information varies from management's estimates, the liability is adjusted currently. Our insurance is underwritten on a "claims-made" basis. Prior to June 1, 2002, substantially all of our professional and general liability risks were subject to a $0.5 million per occurrence deductible; for claims reported from June 1, 2002 through June 1, 2003, these deductibles were $2.0 million per occurrence. Additional coverage above these deductibles was purchased through captive insurance companies in which we had a 7.5% minority ownership interest in each and to which the premiums paid by us represented less than 8% of the total premium revenues of each captive insurance company. Concurrently, with the formation of our own wholly-owned captive insurance company in June 2003, we terminated our minority interest relationships in those entities. Substantially all claims reported after June 1, 2003 are self-insured up to $4 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals was purchased through commercial insurance companies and generally covers us after the self insured amount up to $100 million per occurrence for claims reported prior to June 1, 2004. Effective July 1, 2004, reinsurance for the captive was purchased through a commercial insurance company above the $4 million self-insured retention in an amount up to $25 million per occurrence. Excess insurance is purchased through commercial insurance companies and covers us from $25 million to $100 million per occurrence.

Income Taxes

        We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these deferred tax assets, subject to the valuation allowance we have established.

        We operate in multiple states with varying tax laws. We are subject to both federal and state audits of tax returns. Our federal income tax returns have been examined by the Internal Revenue Service through fiscal year 1996, which resulted in no material adjustments. In February 2005, we were notified by the Internal Revenue Service of its intent to examine our consolidated tax return for 2003. We make estimates we believe are accurate in order to determine that tax accruals are adequate to cover any potential adjustments arising from tax examinations. We believe the results of this examination will not be material to our consolidated statements of income or financial position.

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supercedes Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123R in our third quarter of 2005, beginning July 1, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and we expect that the adoption of SFAS No. 123R will have an impact on our consolidated results of operations and earnings per share. We have not determined the method of adoption or the effect of adopting SFAS No. 123R.

        In May 2003, the FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for classifying and measuring as liabilities specified financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity. SFAS No. 150 is effective immediately for instruments entered into or modified after May 31, 2003, and to all other instruments that exist as of the beginning of the first interim reporting period beginning after June 15, 2003. In November 2003, the FASB issued staff position 150-3. Position 150-3 deferred the effective date for applying the provisions of SFAS No. 150 for certain mandatorily redeemable noncontrolling interests. The adoption of the current provisions of SFAS No. 150 did not have a material impact on our consolidated results of operations or consolidated financial position.

        In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities ("VIE's")" ("FIN No. 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As of December 31, 2003, the Company adopted the provisions of FIN No. 46 which were effective as of December 31, 2003 and required to be applied to those entities that are considered to be special-purpose entities. The adoption of those effective provisions of FIN No. 46 did not have an impact on our consolidated financial position or results of operations as we have not identified any relationships that would qualify as special-purpose entities. The adoption of the remaining provisions of FIN No. 46, which were effective for us March 31, 2004, did not have any impact on the consolidated financial statements. As of December 31, 2004, we have no investments in variable interest entities.

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

  •
  competition;

  •
  our ability to attract and retain qualified personnel, key management, physicians, nurses and other healthcare workers;

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

FACTORS THAT MAY AFFECT FUTURE PERFORMANCE

The following risk factors could materially and adversely affect our future operating results and could cause actual results to differ material from those predicted in the forward-looking statements we make about our business.

Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the agreements relating to our indebtedness.

        We are significantly leveraged. The chart below shows our level of indebtedness and other information as of December 31, 2004. This chart does not include $425 million that would be available for future borrowings under the revolving tranche of our senior secured credit facility, of which $21 million is reserved for outstanding letters of credit. We also have the ability to amend our senior secured credit facility to provide for one or more additional tranches of term loans in aggregate principal amount of up to $400 million.

As of December 31, 2004
Senior secured credit facility
Revolving tranche	$—
Term loan	1,197
Notes	300
Other	335
Total debt	1,832
Stockholder equity	1,240
Year Ended December 31, 2004
Ratio of earnings to fixed charges	3.59	x(a)

(a)
In calculating the ratio of earnings to fixed charges, earnings consist of income before income taxes plus fixed charges. Fixed charges consist of interest expense (which includes amortization of deferred financing costs and debt issuance costs) and one-quarter of rental expense, deemed representative of that portion of rental expense estimated to be attributable to interest.

        Our substantial degree of leverage could have important consequences for you, including the following:

  •
  it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

  •
  a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures and future business opportunities;

  •
  the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations, including those related to the notes;

  •
  some of our borrowings, including borrowings under our senior secured credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

  •
  it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

  •
  we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

If competition decreases our ability to acquire additional hospitals on favorable terms, we may be unable to execute our acquisition strategy.

        An important part of our business strategy is to acquire two to four hospitals each year in non-urban markets. However, not-for-profit hospital systems and other for-profit hospital companies generally attempt to acquire the same type of hospitals as we do. Some of these other purchasers have greater financial resources than we do. Our principal competitors for acquisitions have included Health Management Associates, Inc., Province Healthcare Company and LifePoint Hospitals, Inc. During 2004, LifePoint Hospitals announced an agreement to acquire Province Healthcare. On some occasions, we also compete with Universal Health Services, Inc. and Triad Hospitals Inc. In addition, some hospitals are sold through an auction process, which may result in higher purchase prices than we believe are reasonable. Therefore, we may not be able to acquire additional hospitals on terms favorable to us.

If we fail to improve the operations of future acquired hospitals, we may be unable to achieve our growth strategy.

        Most of the hospitals we have acquired or will acquire had or may have significantly lower operating margins than we do and/or operating losses prior to the time we acquired them. In the past, we have occasionally experienced temporary delays in improving the operating margins or effectively integrating the operations of these acquired hospitals. In the future, if we are unable to improve the operating margins of acquired hospitals, operate them profitably, or effectively integrate their operations, we may be unable to achieve our growth strategy.

If we acquire hospitals with unknown or contingent liabilities, we could become liable for material obligations.

        Hospitals that we acquire may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. Although we seek indemnification from prospective sellers covering these matters, we may nevertheless have material liabilities for past activities of acquired hospitals.

State efforts to regulate the sale of hospitals operated by not-for-profit entities could prevent us from acquiring additional hospitals and executing our business strategy.

        Many states, including some where we have hospitals and others where we may in the future acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts focus primarily on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the non-profit seller. While these review and, in some instances, approval processes can add additional time to the closing of a hospital acquisition, we have not had any significant difficulties or delays in completing acquisitions. However, future actions on the state level could seriously delay or even prevent our ability to acquire hospitals.

State efforts to regulate the construction, acquisition or expansion of hospitals could prevent us from acquiring additional hospitals, renovating our facilities or expanding the breadth of services we offer.

        Some states require prior approval for the construction or acquisition of healthcare facilities and for the expansion of healthcare facilities and services. In giving approval, these states consider the need for additional or expanded healthcare facilities or services. In some states in which we operate, we are required to obtain certificates of need, known as CONs, for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and some other matters. Other states may adopt similar legislation. We may not be able to obtain the required CONs or other prior approvals for additional or expanded facilities in the future. For example, in October 2003, our hospital in Jackson, Tennessee, which we acquired earlier that year, lost a competitor's long standing challenge of the CON originally granted in 1998 to provide interventional cardiology and open heart surgery services. The challenge concluded with the voiding of the previously issued CON and a discontinuation of those services. The voiding of the CON did not have a material adverse impact on our operations. In addition, at the time we acquire a hospital, we may agree to replace or expand the facility we are acquiring. If we are not able to obtain required prior approvals, we would not be able to acquire additional hospitals and expand the breadth of services we offer.

If we are unable to effectively compete for patients, local residents could use other hospitals.

        The hospital industry is highly competitive. In addition to the competition we face for acquisitions and physicians, we must also compete with other hospitals and healthcare providers for patients. The competition among hospitals and other healthcare providers for patients has intensified in recent years. Our hospitals are located in non-urban service areas. In approximately 85% of our markets, we are the sole provider of general healthcare services. In most of our other markets, the primary competitor is a not-for-profit hospital. These not-for-profit hospitals generally differ in each jurisdiction. However, our hospitals face competition from hospitals outside of their primary service area, including hospitals in urban areas that provide more complex services. These facilities generally are located in excess of 25 miles from our facilities. Patients in our primary service areas may travel to these other hospitals for a variety of reasons. These reasons include physician referrals or the need for services we do not offer. Patients who seek services from these other hospitals may subsequently shift their preferences to those hospitals for the services we provide.

        Some of our hospitals operate in primary service areas where they compete with one other hospital. One of our hospitals competes with more than one other hospital in its primary service area. Some of these competing hospitals use equipment and services more specialized than those available at our hospitals. In addition, some competing hospitals are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals can make capital expenditures without paying sales, property and income taxes. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers.

        We expect that these competitive trends will continue. Our inability to compete effectively with other hospitals and other healthcare providers could cause local residents to use other hospitals.

The failure to obtain our medical supplies at favorable prices could cause our operating results to decline.

        In 1997, we entered into an affiliation agreement with Broadlane, a group purchasing organization, or GPO, of which we are a minority owner. GPOs attempt to obtain favorable pricing on medical supplies with manufacturers and vendors who sometimes negotiate exclusive supply arrangements in exchange for the discounts they give. Recently, some vendors who are not GPO members have challenged these exclusive supply arrangements. In addition, the U.S. Senate has held hearings with respect to GPOs and these exclusive supply arrangements. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could incur higher costs for our medical supplies obtained through Broadlane. These higher costs could cause our operating results to decline.

        In November 2004, we determined to terminate our affiliation agreement with Broadlane on March 15, 2005. Thereafter, in January 2005, we entered into a five-year participation agreement with automatic renewal terms of one year each with HealthTrust Purchasing Group, L.P., a GPO. There can be no assurance that our arrangement with HealthTrust will provide the discounts we expect to achieve.

If the fair value of our reporting units declines, a material non-cash charge to earnings from impairment of our goodwill could result.

        Affiliates of Forstmann Little & Co. acquired our predecessor company in 1996 principally for cash. We recorded a significant portion of the purchase price as goodwill. We have also recorded as goodwill a portion of the purchase price for many of our subsequent hospital acquisitions. At December 31, 2004, we had approximately $1.214 billion of goodwill recorded on our books. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.

Risks related to our industry

If federal or state healthcare programs or managed care companies reduce the payments we receive as reimbursement for services we provide, our net operating revenues may decline.

        In 2004, 42.4% of our net operating revenues came from the Medicare and Medicaid programs. In recent years, federal and state governments made significant changes in the Medicare and Medicaid programs, including the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Some of these changes have decreased the amount of money we receive for our services relating to these programs.

        In recent years, Congress and some state legislatures have introduced an increasing number of other proposals to make major changes in the healthcare system. Future federal and state legislation may further reduce the payments we receive for our services. For example, the Governor of the State of Tennessee recently announced plans to dissolve TennCare, a supplementary health care program for poor, disabled and elderly persons. Subsequently, the Governor of the State of Tennessee announced instead plans to cut costs in TennCare by restricting eligibility and capping specified services. If implemented, these plans could reduce payments for our services provided in the State of Tennessee.

        In addition, insurance and managed care companies and other third parties from whom we receive payment for our services increasingly are attempting to control healthcare costs by requiring that hospitals discount payments for their services in exchange for exclusive or preferred participation in their benefit plans. We believe that this trend may continue and may reduce the payments we receive for our services.

If we fail to comply with extensive laws and government regulations, including fraud and abuse laws, we could suffer penalties or be required to make significant changes to our operations.

        The healthcare industry is required to comply with many laws and regulations at the federal, state, and local government levels. These laws and regulations require that hospitals meet various requirements, including those relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, compliance with building codes, environmental protection and privacy. These laws include the Health Insurance Portability and Accountability Act of 1996 and a section of the Social Security Act, known as the "anti-kickback" statute. If we fail to comply with applicable laws and regulations, including fraud and abuse laws, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in the Medicare, Medicaid, and other federal and state healthcare programs.

        In addition, there are heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry, including the hospital segment. The ongoing investigations relate to various referral, cost reporting, and billing practices, laboratory and home healthcare services, and physician ownership and joint ventures involving hospitals.

        In the future, different interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs, and operating expenses.

A shortage of qualified nurses could limit our ability to grow and deliver hospital healthcare services in a cost-effective manner.

        Hospitals are currently experiencing a shortage of nursing professionals, a trend which we expect to continue for some time. If the supply of qualified nurses declines in the markets in which our hospitals operate, it may result in increased labor expenses and lower operating margins at those hospitals. In 2003, for example, our contract labor expense as a percentage of net operating revenue increased 0.5% primarily as a result of the additional use of nursing-related contract labor. In addition, in some markets like California, there are requirements to maintain specified nurse-staffing levels. To the extent we cannot meet those levels, the healthcare services that we provide in these markets may be reduced.

If we become subject to significant legal actions, we could be subject to substantial uninsured liabilities or increased insurance costs.

        In recent years, physicians, hospitals, and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability, or related legal theories. Many of these actions involve large claims and significant defense costs. To protect us from the cost of these claims, we generally maintain professional malpractice liability insurance and general liability insurance coverage in amounts and with deductibles that we believe to be appropriate for our operations. However, our insurance coverage may not cover all claims against us or may not continue to be available at a reasonable cost for us to maintain adequate levels of insurance. The cost of malpractice and other liability insurance increased in 2002 by 0.7%, in 2003 by 0.4% and decreased in 2004 by 0.2%. of net operating revenue. If these costs rise rapidly, our profitability could decline. For a further discussion of our insurance coverage, see our discussion of professional liability insurance claims in "Management's discussion and analysis of financial condition and results of operations."

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

        We are exposed to interest rate changes, primarily as a result of our senior secured credit facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading "Liquidity and Capital Resources". We do not anticipate any material changes in our primary market risk exposures in 2005. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so.

        A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $5 million for 2004, $4 million for 2003, and $4 million for 2002.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Brentwood, Tennessee

We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community Health Systems, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

Nashville, Tennessee
March 8, 2005

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2004	2003	2002
Net operating revenues	$3,332,641	$2,796,766	$2,163,384

Operating costs and expenses:
Salaries and benefits	1,335,457	1,121,650	870,048
Provision for bad debts	343,793	272,424	196,238
Supplies	404,063	328,496	251,114
Rent	81,388	69,155	53,698
Other operating expenses	670,811	571,066	432,708
Minority interest in earnings	1,578	1,987	2,236
Depreciation and amortization	156,684	140,630	114,876

Total operating costs and expenses	2,993,774	2,505,408	1,920,918

Income from operations	338,867	291,358	242,466
Interest expense, net of interest income of $526, $181 and $399 in 2004, 2003 and 2002, respectively	77,856	70,792	62,560
Loss from early extinguishment of debt	788	—	8,646

Income from continuing operations before income taxes	260,223	220,566	171,260
Provision for income taxes	102,002	88,517	70,459

Income from continuing operations	158,221	132,049	100,801
Discontinued operations, net of taxes:
Loss from operations of hospitals sold or held for sale	(3,143)	(577)	(817)
Net loss on sale of hospitals	(2,020)	—	—
Impairment of long-lived assets of hospital held for sale	(1,625)	—	—

Loss on discontinued operations	(6,788)	(577)	(817)

Net income	$151,433	$131,472	$99,984

Earnings per common share—basic:
Income from continuing operations	$1.65	$1.34	$1.02
Loss on discontinued operations	$(0.07)	$—	$—

Net income	$1.58	$1.34	$1.02

Earnings per common share—diluted:
Income from continuing operations	$1.58	$1.30	$1.01
Loss on discontinued operations	$(0.07)	$—	$(0.01)

Net income	$1.51	$1.30	$1.00

Weighted average number of shares outstanding:
Basic	95,643,733	98,391,849	98,421,052

Diluted	105,863,790	108,094,956	108,378,131

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$82,498	$16,331
Patient accounts receivable, net of allowance for doubtful accounts of $286,094 and $103,677 in 2004 and 2003, respectively	597,261	559,097
Supplies	88,267	77,418
Prepaid expenses and taxes	30,483	24,314
Other current assets	16,940	18,920

Total current assets	815,449	696,080

Property and equipment:
Land and improvements	107,667	101,046
Buildings and improvements	1,200,710	1,092,102
Equipment and fixtures	616,466	579,313

	1,924,843	1,772,461
Less accumulated depreciation and amortization	(440,295)	(377,116)

Property and equipment, net	1,484,548	1,395,345

Goodwill	1,213,783	1,155,797

Other assets, net of accumulated amortization of $71,017 and $62,463 in 2004 and 2003, respectively	118,828	102,989

Total assets	$3,632,608	$3,350,211

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current maturities of long-term debt	$26,867	$29,677
Accounts payable	162,638	154,711
Current income taxes payable	2,807	9,126
Deferred income taxes	1,301	669
Accrued liabilities:
Employee compensation	98,365	115,478
Interest	7,693	7,558
Other	62,688	80,845

Total current liabilities	362,359	398,064

Long-term debt	1,804,868	1,444,981

Deferred income taxes	142,260	100,991

Other long-term liabilities	83,130	55,586

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 88,591,733 shares issued and 87,616,184 shares outstanding at December 31, 2004 and 99,657,532 shares issued and 98,681,983 shares outstanding at December 31, 2003	886	997
Additional paid-in capital	1,047,888	1,315,959
Treasury stock, at cost, 975,549 shares at December 31, 2004 and 2003	(6,678)	(6,678)
Unearned stock compensation	—	(2)
Accumulated other comprehensive income (loss)	6,046	(103)
Retained earnings	191,849	40,416

Total stockholders' equity	1,239,991	1,350,589

Total liabilities and stockholders' equity	$3,632,608	$3,350,211

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except share data)

	Common stock			Treasury stock		Notes Receivable for Common Stock		Accumulated Other Comprehensive Income (Loss)	Retained Earnings (Accumulated Deficit)
			Additional Paid-in Capital				Unearned Stock Compensation
	Shares	Amount		Shares	Amount					Total
BALANCE, January 1, 2002	99,444,998	$994	$1,311,891	(975,549)	$(6,678)	$(211)	$(41)	$750	$(191,040)	$1,115,665
Comprehensive Income:
Net income	—	—	—	—	—	—	—	—	99,984	99,984
Net change in fair value of interest rate swaps, net of tax benefit of $5,794	—	—	—	—	—	—	—	(9,064)	—	(9,064)

Total comprehensive income								(9,064)	99,984	90,920
Issuance of common stock in connection with the exercise of options	203,295	2	2,536	—	—	—	—	—	—	2,538
Issuance of common stock to employee benefit plan	138,741	2	3,702	—	—	—	—	—	—	3,704
Tax benefit from exercise of options	—	—	1,241	—	—	—	—	—	—	1,241
Payments on notes receivable	—	—	—	—	—	211	—	—	—	211
Earned stock compensation	—	—	—	—	—	—	26	—	—	26

BALANCE, December 31, 2002	99,787,034	998	1,319,370	(975,549)	(6,678)	—	(15)	(8,314)	(91,056)	1,214,305
Comprehensive Income:
Net income	—	—	—	—	—	—	—	—	131,472	131,472
Net change in fair value of interest rate swaps, net of tax expense of $5,258	—	—	—	—	—	—	—	8,211	—	8,211

Total comprehensive income								8,211	131,472	139,683
Repurchase of common stock	(790,000)	(8)	(14,708)	—	—	—	—	—	—	(14,716)
Issuance of common stock in connection with the exercise of options	384,715	4	4,266	—	—	—	—	—	—	4,270
Issuance of common stock to employee benefit plan	275,783	3	5,193	—	—	—	—	—	—	5,196
Tax benefit from exercise of options	—	—	1,838	—	—	—	—	—	—	1,838
Earned stock compensation	—	—	—	—	—	—	13	—	—	13

BALANCE, December 31, 2003	99,657,532	997	1,315,959	(975,549)	(6,678)	—	(2)	(103)	40,416	1,350,589
Comprehensive Income:
Net income	—	—	—	—	—	—	—	—	151,433	151,433
Net change in fair value of interest rate swaps, net of tax expense of $3,459	—	—	—	—	—	—	—	6,149	—	6,149

Total comprehensive income	—	—	—	—	—	—	—	6,149	151,433	157,582
Repurchase of common stock	(12,000,000)	(120)	(290,400)	—	—	—	—	—	—	(290,520)
Issuance of common stock in connection with the exercise of options	701,641	7	9,893	—	—	—	—	—	—	9,900
Issuance of common stock to employee benefit plan	232,560	2	6,151	—	—	—	—	—	—	6,153
Tax benefit from exercise of options and offering costs	—	—	6,285	—	—	—	—	—	—	6,285
Earned stock compensation	—	—	—	—	—	—	2	—	—	2

BALANCE, December 31, 2004	88,591,733	$886	$1,047,888	(975,549)	$(6,678)	$—	$—	$6,046	$191,849	$1,239,991

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income	$151,433	$131,472	$99,984
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	158,380	143,766	118,218
Deferred income taxes	41,902	62,912	38,071
Stock compensation expense	2	13	26
Loss on early extinguishment of debt	788	—	8,646
Minority interest in earnings	1,578	1,987	2,236
Impairment on hospital held for sale	1,625	—	—
Loss on sale of hospital	2,020	—	—
Other non-cash expenses, net	669	320	186
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(31,814)	(150,843)	(19,099)
Supplies, prepaid expenses and other current assets	(13,549)	(13,727)	(12,566)
Accounts payable, accrued liabilities and income taxes	(23,291)	34,722	22,628
Other	36,007	33,082	27,169

Net cash provided by operating activities	325,750	243,704	285,499

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(133,033)	(450,572)	(156,069)
Purchases of property and equipment	(164,286)	(146,379)	(103,975)
Disposition of facility	7,850	4,088	—
Proceeds from sale of equipment	790	1,072	473
Increase in other assets	(29,800)	(28,979)	(31,569)

Net cash used in investing activities	(318,479)	(620,770)	(291,140)

Cash flows from financing activities:
Proceeds from exercise of stock options	9,900	4,264	2,541
Proceeds from issuance of senior subordinated notes	300,000	—	—
Stock buy-back	(290,520)	(14,708)	—
Deferred financing costs	(12,783)	(1,261)	(8,959)
Proceeds from minority investors in joint ventures	—	—	1,770
Redemption of minority investments in joint ventures	(3,522)	(430)	(707)
Distribution to minority investors in joint ventures	(1,238)	(2,471)	(1,890)
Borrowings under Credit Agreement	1,725,768	390,700	905,900
Repayments of long-term indebtedness	(1,668,709)	(115,541)	(768,556)

Net cash provided by financing activities	58,896	260,553	130,099

Net change in cash and cash equivalents	66,167	(116,513)	124,458
Cash and cash equivalents at beginning of period	16,331	132,844	8,386

Cash and cash equivalents at end of period	$82,498	$16,331	$132,844

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Business and Summary of Significant Accounting Policies

        Business.    Community Health Systems, Inc. (the "Company") owns, leases and operates acute care hospitals that are the principal providers of primary healthcare services in non-urban communities. As of December 31, 2004, the Company owned, leased or operated 71 hospitals, licensed for 7,888 beds in 22 states, excluding one hospital held for sale. Pennsylvania represents the only area of geographic concentration; net operating revenues generated by the Company's hospitals in that state, as a percentage of consolidated net operating revenues, were 18.2% in 2004, 16.6% in 2003 and 14.9% in 2002.

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

        Principles of Consolidation.    The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are controlled by the Company through majority voting control. All significant intercompany accounts and transactions have been eliminated. Certain of the subsidiaries have minority stockholders. The amount of minority interest in equity is not material and is included in other long-term liabilities on the consolidated balance sheets and minority interest in income or loss is disclosed separately on the consolidated statements of income.

        Cost of Revenue.    The majority of the Company's operating expenses are "cost of revenue" items. Operating costs that could be classified as general and administrative by the Company would include the Company's corporate office costs, which were $47.9 million, $42.0 million and $33.1 million for the years ended December 31, 2004, 2003 and 2002, respectively.

        Cash Equivalents.    The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

        Supplies.    Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

        Property and Equipment.    Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land and improvements (2 to 15 years; weighted average useful life is 15 years), buildings and improvements (5 to 40 years; weighted average useful life is 23 years) and equipment and fixtures (4 to 18 years; weighted average useful life is 8 years). Costs capitalized as construction in progress were $30.4 million and $45.9 million at December 31, 2004 and 2003, respectively. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Interest capitalized in accordance with Statement of Financial Accounting Standards ("SFAS") No. 34, "Capitalization of Interest Cost," was $2.1 million, $2.3 million and $3.5 million for the years ended December 31, 2004, 2003, and 2002, respectively.

        The Company also leases certain facilities and equipment under capital leases (see Notes 2 and 7). Such assets are amortized on a straight-line basis over the lesser of the term of the lease or the remaining useful lives of the applicable assets.

        Goodwill.    Goodwill represents the excess cost over the fair value of net assets acquired. Goodwill arising from business combinations is accounted for under the provisions of SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," and is not amortized. SFAS No. 142 requires goodwill to be evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected September 30th as its annual testing date.

        Other Assets.    Other assets consist of costs associated with the issuance of debt, which are amortized over the life of the related debt using the effective interest method, and costs to recruit physicians to the Company's markets, which are deferred and amortized over the term of the respective physician recruitment contract, which is generally three years. Amortization of deferred financing costs is included in interest expense.

        Third-Party Reimbursement.    Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems, provisions of cost-reimbursement and other payment methods. Approximately 42% of net operating revenues for the year ended December 31, 2004, and 44% for the years ended December 31, 2003 and December 31, 2002, are related to services rendered to patients covered by the Medicare and Medicaid programs. Included in the amounts received from Medicare are approximately 0.43% of net operating revenues for 2004, 0.92% for 2003 and 0.79% for 2002 related to Medicare outlier payments. In addition, the Company is reimbursed by non-governmental payors using a variety of payment methodologies. Amounts received by the Company for treatment of patients covered by such programs are generally less than the standard billing rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net operating revenues. Final settlements under certain of these programs are subject to adjustment based on administrative review and audit by third parties. Adjustments to the estimated billings are recorded in the periods that such adjustments become known. Adjustments to previous program reimbursement estimates are accounted for as contractual adjustments and reported in future periods as final settlements are determined. Adjustments related to final settlements or appeals increased revenue by an insignificant amount in each of the years ended December 31, 2004, 2003 and 2002. Net amounts due to third-party payors as of December 31, 2004 were $15 million and as of December 31, 2003 were $21 million and are included in accrued liabilities—other in the accompanying consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2000.

        Allowance for Doubtful Accounts.    Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. Substantially all of the Company's receivables are related to providing healthcare services to our hospitals' patients. The Company's estimate for its allowance for doubtful accounts is calculated by reserving as uncollectible all governmental and non-governmental accounts over 150 days from discharge. This method is monitored based on our historical collection experience. Effective January 1, 2004, the Company changed its policy relative to the timing of the write-off of fully reserved accounts receivable. Previously, all amounts over 210 days from discharge were written-off and therefore excluded from the allowance for doubtful accounts and gross accounts receivable. The Company's new policy is to write-off gross accounts receivable when such amounts are placed with outside collection agencies. The Company believes this policy more accurately reflects the ongoing collection efforts within the Company and is more consistent with industry practices. This change in policy had no impact on the provision for bad debts and does not impact net accounts receivable as reflected on the accompanying consolidated balance sheets.

        At December 31, 2003, there were approximately $90 million in accounts receivable over 210 days from discharge that were written-off and were still being actively pursued by the Company's internal collection agency, which were excluded from the allowance and gross accounts receivable. As a result of this change in policy, at December 31, 2004, the Company included in its allowance for doubtful accounts and gross accounts receivable approximately $160 million of uncollected accounts over 210 days from discharge that were fully reserved and were still being actively pursued by the Company's internal collection agency.

        Concentrations of Credit Risk.    The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company's facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company's facilities and non-governmental third-party payors, Medicare represents the only significant concentration of credit risk from payors. The following table presents accounts receivable, net of the related contractual allowance (in thousands):

	As of December 31,
	2004		2003
	Medicare	Medicaid, Managed Care, Self-pay and Other	Medicare	Medicaid, Managed Care, Self-pay and Other
Gross accounts receivable	$389,294	$1,292,708	$426,228	$951,588
Contractual allowance	(310,249)	(488,398)	(303,707)	(411,335)

Accounts receivable, net of contractual allowance	$79,045	$804,310	$122,521	$540,253

        Net Operating Revenues.    Net operating revenues are recorded net of provisions for contractual adjustments of approximately $7,214 million, $5,418 million and $3,507 million in 2004, 2003 and 2002, respectively. Net operating revenues are recognized when services are provided. In the ordinary course of business the Company renders services to patients who are financially unable to pay for hospital care. The value (at the Company's standard charges) of these services to patients who are unable to pay is eliminated from net operating revenues when it is determined they qualify under the Company's charity care policy and was $140.7 million, $90.0 million and $54.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

        Accounting for the Impairment or Disposal of Long-Lived Assets.    In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," whenever events or changes in circumstances indicate that the carrying values of certain long-lived assets may be impaired, the Company projects the undiscounted cash flows expected to be generated by these assets. If the projections indicate that the reported amounts are not expected to be recovered, such amounts are reduced to their estimated fair value based on a quoted market price, if available, or an estimate based on valuation techniques available in the circumstances.

        Income Taxes.    The Company accounts for income taxes under the asset and liability method, in which deferred income tax assets and liabilities are recognized for the tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the consolidated statement of income during the period in which the tax rate change becomes law.

        Comprehensive Income.    SFAS No. 130, "Reporting Comprehensive Income," defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income (loss) of $6.0 million net of income taxes of $3.4 million at December 31, 2004, ($0.1) million net of income taxes of $0.1 million at December 31, 2003 and ($8.3) million net of income taxes of $5.3 million at December 31, 2002, represents the cumulative change in fair value of interest rate swap agreements at the respective balance sheet dates.

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

        Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model. The weighted-average fair value of each option granted during 2004, 2003 and 2002 were $8.21, $7.50 and $7.62, respectively. In 2004, 2003 and 2002 the exercise price of options granted was the same as the fair value of the related stock at the time of issuance. The following weighted-average assumptions were used for grants in fiscal 2004, 2003 and 2002: risk-free interest rate of 3.16%, 2.03% and 2.38%, respectively; expected volatility of the Company's stock was 33%, 44% and 38% for 2004, 2003 and 2002, respectively, no dividend yields; and weighted-average expected life of the options of 4 years for options granted in 2004, 2003 and 2002.

        Had the fair value of the options granted been recognized as compensation expense on a straight line basis over the vesting period of the grant, the Company's net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands except per share data):

	Year Ended December 31,
	2004	2003	2002
Net income:	$151,433	$131,472	$99,984
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	6,601	5,179	4,310

Pro-forma net income	$144,832	$126,293	$95,674

Net income per share:
Basic—as reported	$1.58	$1.34	$1.02

Basic—pro-forma	$1.51	$1.28	$0.97

Diluted—as reported	$1.51	$1.30	$1.00

Diluted—pro-forma	$1.45	$1.25	$0.96

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

        Derivative Instruments and Hedging Activities.    In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the consolidated balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative's fair value be recorded each period in earnings or other comprehensive income ("OCI"), depending on whether the derivative is designated and is effective as a hedged transaction, and on the type of hedge transaction. Changes in the fair value of derivative instruments recorded to OCI are reclassified to earnings in the period affected by the underlying hedged item. Any portion of the fair value of a derivative instrument determined to be ineffective under the standard is recognized in current earnings.

        The Company has entered into several interest rate swap agreements that fall under the scope of this pronouncement. See Note 6 for further discussion about the swap transactions.

  New Accounting Pronouncements.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, and supercedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is required to adopt SFAS No. 123R in its third quarter of 2005, beginning July 1, 2005. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R, and the Company expects that the adoption of SFAS No. 123R will have an impact on its consolidated results of operations and earnings per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R.

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

        In December 2003, the FASB issued Interpretation No. 46R, "Consolidation of Variable Interest Entities ("VIE's")" ("FIN No. 46"). This interpretation clarifies the application of Accounting Research Bulletin No. 51, "Consolidated Financial Statements," to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. As of December 31, 2003, the Company adopted the provisions of FIN No. 46 which were effective as of December 31, 2003 and required to be applied to those entities that are considered to be special-purpose entities. The adoption of those effective provisions of FIN No. 46 did not have an impact on the Company's consolidated financial position or results of operations as the Company has not identified any relationships that would qualify as special-purpose entities. The adoption of the remaining provisions of FIN No. 46, which were effective for the Company March 31, 2004, did not have any impact on the consolidated financial statements. As of December 31, 2004, the Company has no investments in variable interest entities.

        Reclassifications.    Certain liabilities presented in prior years' consolidated financial statements have been reclassified from long-term deferred income taxes to other long-term liabilities to conform with the current year presentation.

        On December 3, 2004, the Company filed on Form 8-K a revision to its consolidated financial statements which appeared in its Annual Report on Form 10-K for the year ended December 31, 2003, as amended. The revisions primarily relate to SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets." The Company disposed of two hospitals in August 2004 and designated another as being held for sale. The operating results of those hospitals have been classified as discontinued operations on the consolidated statements of income for all periods presented. There is no effect on net income for all periods presented related to the reclassifications made for the discontinued operations.

2. Long-Term Leases, Acquisitions and Divestitures of Hospitals

        During 2004, the Company acquired, through two separate purchase transactions, most of the assets and working capital of two hospitals. On July 1, 2004, the Company acquired Galesburg Cottage Hospital, a 170 bed facility located in Galesburg, Illinois. On August 1, 2004, the Company acquired Phoenixville Hospital, a 143 bed facility located in Phoenixville, Pennsylvania. This acquisition also included a 95,000 square foot medical complex in nearby Limerick, Pennsylvania which houses an ambulatory surgical facility, an imaging center and medical office space. The aggregate consideration for the two hospitals totaled approximately $135 million, consisting of approximately $123 million in cash and approximately $12 million in assumed liabilities and acquisition costs. Goodwill recorded during 2004 is expected to be fully deductible for tax purposes.

        Effective August 1, 2004, the Company sold Randolph County Medical Center, a 50 bed facility located in Pocahontas, Arkansas and Sabine Medical Center, a 48 bed facility located in Many, Louisiana, two of the Company's underperforming hospitals, to Associated Healthcare Systems in Brentwood, Tennessee. The aggregate sales price for these two hospitals was approximately $9 million of which $7.8 million was cash and $1.2 million was a note, which has been fully reserved.

        In addition, as part of the Company's strategic review, the Company has decided to market Northeast Medical Center in Bonham, Texas for sale and anticipates its sale within the next twelve months.

        In connection with the above actions and in accordance with SFAS No. 144, the Company has classified the results of operations of Randolph County Medical Center and Sabine Medical Center as discontinued operations in the accompanying consolidated statements of income. The operations of Northeast Medical Center have been classified as discontinued operations in the accompanying consolidated statements of income and the related assets have been classified as assets held for sale in the accompanying consolidated balance sheet in the other assets line item as of December 31, 2004. The consolidated statements of income for each period presented have been restated to reflect the classification of these three hospitals as discontinued operations.

        Net operating revenues and loss reported for the three hospitals in discontinued operations are as follows:

	Year Ended December 31,
	2004	2003	2002
	(in thousands)
Net operating revenues:	$27,577	$37,858	$37,033

Loss from operations of hospitals sold or held for sale before income taxes	(4,834)	(888)	(1,256)
Loss on sale of hospitals	(2,186)	—	—
Impairment of long-lived assets of hospital held for sale	(2,539)	—	—

Loss from discontinued operations, before taxes	(9,559)	(888)	(1,256)
Income tax benefit	2,771	311	439

Loss from discontinued operations, net of tax	$(6,788)	$(577)	$(817)

        Included in the computation of the loss from discontinued operations, before taxes is a write-off of $7.0 million of tangible assets and $2.7 million of goodwill at the two hospitals sold (see Note 3 Goodwill and Other Intangible Assets) and a write-down of $3.0 million of assets at the hospital held for sale.

        Assets and liabilities of the hospitals classified as discontinued operations included in the accompanying consolidated balance sheets are as follows:

	December 31,
	2004	2003
	(in thousands)
Current assets	$3,649	$9,022
Property and equipment	—	8,595
Other assets	500	960
Current liabilities	(2,060)	(2,659)

Net assets	$2,089	$15,918

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

        The foregoing acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price has been determined by the Company based upon available information and, for certain acquisition transactions closed in 2004, is subject to settling amounts related to purchased working capital. Independent asset valuations are generally completed within 120 days of the date of acquisition; working capital settlements are generally made within 180 days of the date of acquisition. Adjustments to the purchase price allocation are not expected to be material.

        The table below summarizes the allocations of the purchase price (including assumed liabilities) for these acquisitions (in thousands):

	2004	2003
Current assets	$10,104	$23,174
Property and equipment	76,917	319,850
Goodwill and other intangibles	49,048	123,285

        The operating results of the foregoing hospitals have been included in the consolidated statements of income from their respective dates of acquisition. The following pro forma combined summary of operations of the Company gives effect to using historical information of the operations of the hospitals purchased in 2004 and 2003 as if the acquisitions had occurred as of January 1, 2003 (in thousands except per share data):

	Year Ended December 31,
	2004	2003
Pro forma net operating revenues	$3,418,910	$3,198,351
Pro forma net income	150,743	118,101
Pro forma net income per share:
Basic	1.58	1.20
Diluted	1.51	1.17

3. Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill are as follows (in thousands):

	Year Ended December 31,
	2004	2003
Balance, beginning of year	$1,155,797	$1,029,975
Goodwill acquired as part of acquisitions during the year	49,204	119,155
Consideration adjustments and finalization of purchase price allocations for prior year's acquisitions	11,503	8,952
Goodwill written off as part of disposals	(2,721)	(2,285)

Balance, end of year	$1,213,783	$1,155,797

        The Company performed its initial goodwill evaluation, as required by SFAS No. 142, during the first quarter of 2002 and the annual evaluation as of each succeeding September 30th. No impairment was indicated by these evaluations.

        The gross carrying amount of the Company's other intangible assets was $9.8 million as of December 31, 2004 and 2003, and the net carrying amount was $6.7 million and $7.8 million as of December 31, 2004 and 2003, respectively. Other intangible assets are included in other assets on the Company's consolidated balance sheets.

        The weighted average amortization period for the intangible assets subject to amortization is approximately 7 years. There are no expected residual values related to these intangible assets. Amortization expense for these intangible assets was $1.1 million, $0.8 million and $0.3 million during the years ended December 31, 2004, 2003 and 2002, respectively. Amortization expense on intangible assets is estimated to be $1.0 million in 2005, $0.8 million in 2006, $0.7 million in 2007, $0.6 million in 2008 and $0.5 million in 2009.

4. Income Taxes

        The provision for income taxes for income from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current
Federal	$54,120	$36,452	$15,519
State	9,003	9,225	8,960

	63,123	45,677	24,479

Deferred
Federal	33,069	36,909	40,046
State	5,810	5,931	5,934

	38,879	42,840	45,980

Total provision for income taxes for income from continuing operations	$102,002	$88,517	$70,459

        The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate (dollars in thousands):

	Year Ended December 31,
	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory federal rate	$91,078	35.0%	$77,198	35.0%	$59,940	35.0%
State income taxes, net of federal income tax benefit	9,711	3.7	9,818	4.4	9,779	5.7
Non-deductible goodwill	—	—	355	0.2	—	—
Other	1,213	0.5	1,146	0.5	740	0.4

Provision for income taxes and effective tax rate for income from continuing operations	$102,002	39.2%	$88,517	40.1%	$70,459	41.1%

        Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes as of December 31, consist of (in thousands):

	2004		2003
	Assets	Liabilities	Assets	Liabilities
Net operating loss and credit carryforwards	$23,846	$—	$26,211	$—
Property and equipment	—	118,799	—	92,778
Self-insurance liabilities	19,550	—	12,969	—
Intangibles	—	72,623	—	55,304
Other liabilities	—	2,568	—	2,423
Long-term debt and interest	2,362	—	2,327	—
Accounts receivable	4,977	—	5,553	—
Accrued expenses	17,064	—	16,164	—
Other comprehensive income	—	3,425	57	—
Other	5,716	—	3,783	—

	73,515	197,415	67,064	150,505
Valuation allowance	(19,661)	—	(18,219)	—

Total deferred income taxes	$53,854	$197,415	$48,845	$150,505

        Management believes that the net deferred tax assets will ultimately be realized, except as noted below. Management's conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has state net operating loss carryforwards of approximately $412 million, which expire from 2005 to 2024. With respect to the deferred tax liability pertaining to intangibles, as included above, goodwill purchased in connection with certain of the Company's business acquisitions is amortizable for income tax reporting purposes. However, for financial reporting purposes, there is no corresponding amortization allowed with respect to such purchased goodwill.

        The valuation allowance of $13.2 million, relating primarily to state net operating losses, recognized in June 1996, the date the Company's operating company was acquired (the "Acquisition") by affiliates of Forstmann Little & Co. ("FL & Co."), was reduced by approximately $0.4 million in 2003. The $0.4 million reduction in 2003 consists of $0.3 million of state net operating losses and credits that management believes will ultimately be realized and $0.1 million of state net operating losses that relate to Berrien County Hospital, which was sold during 2003. No benefit was recorded in 2004 or 2003 for the actual utilization or the expected utilization of state net operating losses incurred in pre-FL & Co. acquisition years, as a valuation allowance attributable to these losses had previously been recorded in goodwill. Accordingly, goodwill was reduced in 2003 for the tax benefit realized through the actual utilization of these losses or the expected utilization of these losses in future years. Likewise, any future benefits attributable to a decrease in the valuation allowance recognized at the date of acquisition by FL & Co. will be recorded as a reduction in goodwill. In this regard, at December 31, 2004, the remaining valuation allowance recorded pursuant to the Acquisition is $2.0 million.

        The valuation allowance increased by $1.4 million and $3.1 million during the years ended December 31, 2004 and 2003, respectively. In addition to amounts previously discussed, the change in valuation allowance relates to a redetermination of the amount of, and realizability of, net operating losses in certain state income tax jurisdictions.

        The Company paid income taxes, net of refunds received, of $60.9 million, $27.2 million and $15.7 million during 2004, 2003, and 2002, respectively.

        Federal Income Tax Examinations.    In February 2005, the Company was notified by the Internal Revenue Service of its intent to examine the Company's consolidated tax return for 2003. The Company makes estimates it believes are accurate in order to determine that tax accruals are adequate to cover any potential adjustments arising from tax examinations. The Company believes the results of this examination will not be material to its consolidated statement of income or financial position.

5. Long-Term Debt

        Long-term debt consists of the following (in thousands):

	As of December 31,
	2004	2003
Credit Facilities:
Revolving Credit Loans	$—	$85,000
Term Loans	1,197,000	1,038,875
Convertible Notes	287,500	287,500
Tax-exempt bonds	8,000	8,000
Senior Subordinated Notes	300,000	—
Capital lease obligations (see Note 7)	22,471	25,050
Term loans from acquisitions	8,400	9,600
Other	8,364	20,633

Total debt	1,831,735	1,474,658
Less current maturities	(26,867)	(29,677)

Total long-term debt	$1,804,868	$1,444,981

        Credit Facilities.    On August 19, 2004, the Company entered into a $1.625 billion senior secured credit facility with a consortium of lenders. This facility replaced the Company's previous credit facility and consists of a $1.2 billion term loan that matures in 2011 (as opposed to 2010 under the previous facility) and a $425 million revolving credit facility that matures in 2009 (as opposed to 2008 under the previous facility). The Company may elect from time to time an interest rate per annum for the borrowings under the term loan, including the incremental term loan, and revolving credit facility equal to (a) an alternate base rate, which will be equal to the greatest of (i) the Prime Rate in effect and (ii) the Federal Funds effective Rate, plus 50 basis points, plus (1) 75 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 175 basis points for the term loan and (2) the Applicable Margin for Eurodollar revolving credit loans. The Company also pays a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee is based on a pricing grid depending on the Applicable Margin for Eurodollar revolving credit loans and ranges from 0.250% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, the Company will pay fees for each letter of credit issued under the credit facility. The purpose of the facility was to refinance our previous credit agreement, repay specified other indebtedness, and fund general corporate purposes including amending the credit facility to permit declaration and payment of cash dividends to repurchase shares or make other distributions, subject to certain restrictions. In connection with this refinancing, the Company recorded a pre-tax write-off of approximately $0.8 million in deferred loan costs relative to the early extinguishment of a portion of the previous credit facility.

        As of December 31, 2004, the Company's availability for additional borrowings under its revolving tranche was $425 million, of which $21 million was set aside for outstanding letters of credit. The Company also has the ability to add up to $200 million of borrowing capacity from receivable transactions (including securitizations) under its senior secured credit facility which has not yet been accessed. The Company also has the ability to amend the senior secured credit facility to provide for one or more tranches of term loans in an aggregate principal amount of $400 million, which the

Company has not yet accessed. As of December 31, 2004, our weighted average interest rate under our credit agreement was 4.9%.

        The terms of the credit agreement include various restrictive covenants. These covenants include restrictions on additional indebtedness, liens, investments, asset sales, capital expenditures, sale and leasebacks, contingent obligations, transactions with affiliates, dividends and stock repurchases and fundamental changes. The Company would be required to amend the existing credit agreement in order to pay dividends in excess of $200 million to our shareholders. The covenants also require maintenance of various ratios regarding consolidated total indebtedness, consolidated interest, and fixed charges.

        The Term Loans are scheduled to be paid with principal payments for future years as follows (in thousands):

Term Loans
2005	$12,000
2006	12,000
2007	12,000
2008	12,000
2009	12,000
Thereafter	1,137,000

Total	$1,197,000

        As of December 31, 2004 and 2003, the Company had letters of credit issued, primarily in support of potential insurance related claims and certain bonds of approximately $21 million and $20 million, respectively.

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

        On or after October 15, 2005, the Company has the right to redeem the notes, in whole or from time to time in part, at redemption prices, expressed as a percentage of the principal amount, together with accrued and unpaid interest to the redemption date, as follows for the 12-month period beginning on:

October 15, 2005	101.82%
October 15, 2006	101.21%
October 15, 2007	100.61%
Thereafter	100.00%

        Tax-Exempt Bonds.    Tax-Exempt Bonds bore interest at floating rates, which averaged 1.28% and 1.08% during 2004 and 2003, respectively.

        Senior Subordinated Notes.    On December 16, 2004, the Company completed a private placement offering of $300 million aggregate principal amount of 6.5% senior subordinated notes due 2012. The senior subordinated notes were sold in an offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The senior subordinated notes have not been registered under the Securities Act of 1933 or the securities laws of any state and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements under the Securities Act of 1933 and any applicable state securities laws. On February 24, 2005, the Company filed a registration statement to exchange these notes for registered notes.

        Other Debt.    As of December 31, 2004, other debt consisted primarily of an industrial revenue bond and other obligations maturing in various installments through 2014.

        The Company currently has six separate interest swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. Under one agreement, effective November 23, 2001 and expiring in November 2005, the Company pays interest at a fixed rate of 4.46%. This agreement has $100 million notional amount of indebtedness. Under a second agreement, effective November 4, 2002 and expiring November 2007, the Company pays interest at a fixed rate of 3.30% on $150 million notional amount of indebtedness. Under a third agreement, effective June 13, 2003 and expiring June 2007, the Company pays interest at a fixed rate of 2.04% on $100 million notional amount of indebtedness. Under a fourth agreement, effective June 13, 2003 and expiring June 2008, the Company pays interest at a fixed rate of 2.40% on $100 million notional amount of indebtedness. Under a fifth agreement, effective October 3, 2003 and expiring October 2006, the Company pays interest at a fixed rate of 2.31% on $100 million notional amount of indebtedness. Under a sixth agreement, effective August 29, 2004 and expiring August 2008, the Company pays interest at a fixed rate of 3.586% on $100 million notional amount of indebtedness. The Company receives a variable rate of interest on each of these swaps based on the three-month London Inter-Bank Offer ("LIBOR"), excluding the margin paid under the senior secured credit facility on a quarterly basis which is currently 175 basis points for revolving credit and loans term loans under the credit facility. Also, an interest rate swap agreement with a $100 million notional amount of indebtedness, expired on November 30, 2004.

        As of December 31, 2004, the scheduled maturities of long-term debt outstanding, including capital leases, for each of the next five years and thereafter are as follows (in thousands):

2005	$26,867
2006	17,145
2007	15,947
2008	303,093
2009	14,130
Thereafter	1,454,553

$1,831,735

        The Company paid interest of $74 million, $68 million and $59 million on borrowings during the years ended December 31, 2004, 2003 and 2002, respectively.

6. Fair Values of Financial Instruments

        The fair value of financial instruments has been estimated by the Company using available market information as of December 31, 2004 and 2003, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	As of December 31,
	2004		2003
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$82,498	$82,498	$16,331	$16,331
Liabilities:
Credit facilities	1,197,000	1,202,985	1,123,875	1,137,510
Convertible Notes	287,500	296,128	287,500	309,218
Tax-exempt Bonds	8,000	8,000	8,000	8,000
Senior Subordinated Notes	300,000	303,750	—	—
Term loans from acquisitions	8,400	8,400	9,600	9,600
Other debt	8,364	8,364	20,633	20,633

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

        Tax Exempt Bonds.    The carrying amount approximates fair value as a result of the weekly interest rate reset feature of these publicly traded instruments.

        Senior Subordinated Notes.    Estimated fair value is based on the average bid and ask price as quoted by the bank who served as underwriters in the sale of these notes.

        Interest Rate Swaps.    The fair value of interest rate swap agreements is the amount at which they could be settled, based on estimates obtained from the counterparty. The Company has designated the interest rate swaps as cash flow hedge instruments whose recorded value in the consolidated balance sheet approximates fair market value.

        The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the years ended December 31, 2004 and 2003, the Company completed an assessment of the cash flow hedge instruments and determined the hedge to be highly effective. The Company has also determined that the ineffective portion of the hedge does not have a material effect on the Company's consolidated financial position, operations or cash flows. The counterparty to the interest rate swap agreements exposes the Company to credit risk in the event of non-performance. However, the Company does not anticipate non-performance by the counterparty. The Company does not hold or issue derivative financial instruments for trading purposes. Interest rate swaps consisted of the following at December 31, 2004:

Swap #1
Notional amount	$100 million
Fixed interest rate	4.46%
Termination date	November 30, 2005
Fair value	$(1.4) million
Swap #2
Notional amount	$150 million
Fixed interest rate	3.30%
Termination date	November 4, 2007
Fair value	$1.1 million
Swap #3
Notional amount	$100 million
Fixed interest rate	2.04%
Termination date	June 13, 2007
Fair value	$3.4 million
Swap #4
Notional amount	$100 million
Fixed interest rate	2.40%
Termination date	June 13, 2008
Fair value	$4.2 million
Swap #5
Notional amount	$100 million
Fixed interest rate	2.31%
Termination date	October 3, 2006
Fair value	$1.7 million
Swap #6
Notional amount	$100 million
Fixed interest rate	3.586%
Termination date	August 29, 2008
Fair value	$0.4 million

        Assuming no change in December 31, 2004 interest rates, approximately $4.1 million will be charged to earnings through interest expense during the year ending December 31, 2005 pursuant to the interest rate swap agreements. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives' gains or losses reported through other comprehensive income will be reclassified into earnings.

7. Leases

        The Company leases hospitals, medical office buildings, and certain equipment under capital and operating lease agreements. During 2004, the Company entered into $2.7 million of capital leases. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs. Commitments relating to noncancellable operating and capital leases for each of the next five years and thereafter are as follows (in thousands):

Year ended December 31,	Operating	Capital
2005	$59,160	$11,020
2006	52,045	3,333
2007	40,589	2,876
2008	28,500	2,607
2009	19,889	1,032
Thereafter	84,037	6,791

Total minimum future payments	$284,220	$27,659

Less debt discounts		(5,188)

		22,471
Less current portion		(9,337)

Long-term capital lease obligations		$13,134

        Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $11.3 million of land and improvements, $92.2 million of buildings and improvements, and $51.1 million of equipment and fixtures as of December 31, 2004 and $11.5 million of land and improvements, $94.7 million of buildings and improvements and $49.3 million of equipment and fixtures as of December 31, 2003. The accumulated depreciation related to assets under capital leases was $42.1 million and $35.4 million as of December 31, 2004 and 2003, respectively. Depreciation of assets under capital leases is included in depreciation and amortization and amortization of debt discounts on capital lease obligations is included in interest expense in the consolidated statements of income.

8. Employee Benefit Plans

        The Company has a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code, which covers substantially all employees at its hospitals, clinics, and the corporate offices. Participants may contribute a portion of their compensation not exceeding a limit set annually by the Internal Revenue Service. This plan includes a provision for the Company to match a portion of employee contributions. Total expense under the 401(k) plan was $8.3 million, $6.8 million and $5.7 million for the years ended December 31, 2004, 2003 and 2002, respectively. In addition the Company maintains a supplemental retirement plan for the benefit of its officers and key employees. Total expense under this plan was $2.9 million, $1.7 million and $0.7 million for the years ended December 31, 2004, 2003 and 2002, respectively.

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

        Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of Preferred Stock. Each of the aforementioned classes of capital stock has a par value of $.01 per share. Shares of Preferred Stock, none of which are outstanding as of December 31, 2004, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

        On January 23, 2003, the Company announced an open market share repurchase program for up to five million shares of its common stock. The share repurchase program will conclude at the earlier of three years or when the maximum number of shares have been repurchased. As of December 31, 2004, the Company had repurchased 790,000 shares at an average cost of $18.57 per share. The maximum number of shares that may still be purchased under the open market share repurchase program is 4,210,000.

        On September 21, 2004, the Company entered into an underwriting agreement (the "Underwriting Agreement") amoung the Company, CHS/Community Health Systems, Inc., Citigroup Global Markets Inc. ("the Underwriter"), Forstmann Little & Co. Equity Partnership-V, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VI, L.P. (collectively, the "Selling Stockholders"). Pursuant to the Underwriting Agreement, the Underwriters purchased 23,134,738 shares of common stock from the Selling Stockholders for $24.21 per share. The Company did not receive any proceeds from any sales of shares by the Selling Stockholders. On September 27, 2004, the Company purchased from the Underwriters 12,000,000 of these shares for $24.21 per share. For corporate law purposes, the Company retired these shares upon repurchase. Accordingly, these 12,000,000 shares are treated as authorized and unissued shares.

        During 1997, the Company granted options to purchase 191,614 shares of common stock to non-employee directors at an exercise price of $8.96 per share. These options are fully vested and expire ten years from the date of grant. As of December 31, 2004, 55,621 non-employee director options to purchase common stock were exercisable with a weighted average remaining contractual life of 2.6 years.

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

        In April 2000, the Board of Directors approved the 2000 Stock Option and Award Plan (the "2000 Plan"). The 2000 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code as well as stock options which do not so qualify, stock appreciation rights, restricted stock, performance units and performance shares, phantom stock awards and share awards. Persons eligible to receive grants under the 2000 Plan include the Company's directors, officers, employees and consultants. Options to purchase 12,562,791 shares of common stock are authorized under the 2000 Plan including 8,000,000 options authorized in an amendment to the 2000 Plan approved by the stockholders in May, 2003. Generally the options granted pursuant to the 2000 Plan are exercisable each year on a cumulative basis at a rate of 33 1/3% of the total number of common shares covered by the option beginning on the first anniversary of the date of grant and expiring ten years from the date of grant. As of December 31, 2004, a total of 4,090,930 shares of unissued common stock remain reserved for future grants under the 2000 Plan.

        The options granted are "nonqualified" for tax purposes. For financial reporting purposes, the exercise price of certain option grants under the 1996 plan were considered to be below the fair value of the stock at the time of grant. The fair value of those grants was determined based on an appraisal conducted by an independent appraisal firm as of the relevant date. The aggregate differences between fair value and the exercise price is being charged to compensation expense over the relevant vesting periods. Such expense aggregated $1,827, $12,715 and $26,000 in 2004, 2003 and 2002, respectively. Options granted under the 2000 Plan were granted to employees at the fair value of the related stock.

        A summary of the number of shares of common stock issuable upon the exercise of options under the Company's 1996 Plan and 2000 Plan for fiscal 2004, 2003 and 2002 and changes during those years is presented below:

	Shares	Price Range	Weighted Average Price
Balance at December 31, 2001	4,198,656	$6.99–31.70	$13.74
Granted	393,500	20.25–27.70	23.05
Exercised	(203,295)	6.99–23.00	12.64
Forfeited or canceled	(119,183)	6.99–31.70	19.10

Balance at December 31, 2002	4,269,678	$6.99–31.70	$14.50
Granted	4,279,300	18.03–25.70	20.38
Exercised	(341,935)	6.99–24.50	11.56
Forfeited or canceled	(177,673)	6.99–31.70	22.15

Balance at December 31, 2003	8,029,370	$6.99–31.70	$17.59
Granted	387,000	24.44–27.86	26.41
Exercised	(614,444)	6.99–26.00	15.19
Forfeited or canceled	(345,647)	13.00–31.70	22.25

Balance at December 31, 2004	7,456,279	$6.99–31.70	$18.03

        The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable	Weighted Average Exercise Price
$6.99	125,697	2.8 years	$6.99	125,697	$6.99
$13.00	2,737,392	5.4 years	$13.00	2,737,392	$13.00
$18.03–$26.00	4,216,724	8.4 years	$20.69	1,429,395	$20.80
$26.95–$31.70	376,466	8.2 years	$28.57	143,755	$30.24

The effect of net income and earnings per share if the Company applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation is disclosed in Note 1.

10. Earnings Per Share

        The following table sets forth the computation of basic and diluted income from continuing operations per share (in thousands, except share data):

	Year Ended December 31,
	2004	2003	2002
Numerator:
Numerator for basic earnings per share—
Income from continuing operations available to common stockholders—basic	$158,221	$132,049	$100,801

Numerator for diluted earnings per share—
Income from continuing operations	$158,221	$132,049	$100,801
Interest, net of tax, on 4.25% convertible notes	8,757	8,757	8,757

Income from continuing operations available to common stockholders—diluted	$166,978	$140,806	$109,558

Denominator:
Weighted-average number of shares outstanding—basic	95,643,733	98,391,849	98,421,052
Effect of dilutive securities:
Non-employee director options	32,336	42,717	58,783
Unvested common shares	23,499	89,439	228,427
Employee options	1,582,146	988,875	1,087,793
4.25% Convertible notes	8,582,076	8,582,076	8,582,076

Weighted-average number of shares outstanding—diluted	105,863,790	108,094,956	108,378,131

Dilutive securities outstanding not included in the computation of earning per share because their effect is antidilutive:
Employee options	262,025	1,559,756	401,532

11. Commitments and Contingencies

        Construction Commitments.    The Company has agreed, as part of an acquisition in 2003, to build a replacement facility with an aggregate estimated construction cost, including equipment, of approximately $120 million. Of this amount, approximately $0.2 million has been expended through December 31, 2004. The Company expects to spend $1.0 million in replacement hospital construction and equipment costs related to this project in 2005. This project is required to be completed in 2008. In addition, the Company has agreed as part of an acquisition in 2004, to spend $90 million related to various comments primarily capital expenditures over eight years to develop and improve the hospital. The Company expects to spend $2 million of this commitment in 2005.

        Physician Recruiting Commitments.    As part of our physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to our communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to the physicians in excess of the amounts they earned in their practice up to the amount of the income guarantee. These income guarantee periods are typically for 12 months. Such payments are recoverable by the Company from physicians who do not fulfill their commitment period, which is typically three years, to the respective community. At December 31, 2004, the maximum potential amount of future payments under these guarantees is $14.9 million.

        Other.    At December 31, 2004, the Company has commitments whereby the Company has guaranteed rental income to the owner of a medical office building. The Company would only be required to perform under these commitments if the office space is not otherwise leased to physicians. The maximum potential amount of future payments under this commitment is $3.9 million.

        Under specified acquisition agreements we have deposited funds into escrow accounts to be used solely for the purpose of recruiting physicians to that specified hospital. At December 31, 2004, the Company had $4.8 million deposited in escrow accounts, which is included in other long-term assets.

        Professional Liability Risks.    Substantially all of the Company's professional and general liability risks are subject to a per occurrence deductible; prior to June 1, 2002, substantially all of the Company's professional and general liability risks were subject to a $0.5 million per occurrence deductible, and for claims reported from June 1, 2002 through June 1, 2003, these deductibles were $2.0 million per occurrence. Additional coverage above these deductibles was purchased through captive insurance companies in which the Company had a 7.5% minority ownership interest and to which the premiums paid by the Company represented less than 8% of the total premium revenues of the captive insurance companies. Concurrently, with the formation of the Company's own wholly-owned captive insurance company in June 2003, the Company terminated its minority interest relationships in those entities. Substantially all claims reported after June 1, 2003 are self-insured up to $4.0 million per occurrence. Management may on occasion increase the insured risk at certain hospitals based upon insurance pricing and other factors. Excess insurance for all hospitals is purchased through commercial insurance companies and generally after the self-insured amount covers up to $100 million per occurrence for claims reported prior to June 1, 2004. Effective June 1, 2004, reinsurance for the captive was purchased through a commercial insurance company above the $4 million self-insured retention in an amount up to $25 million per occurrence. Excess insurance is purchased through commercial insurance companies and covers us from $25 million to $100 million per occurrence. The Company's insurance is underwritten on a "claims-made basis." The Company accrues an estimated liability for its uninsured exposure and self-insured retention based on historical loss patterns and actuarial projections. The Company's estimated liability for the self-insured portion of professional and general liability claims was $63.8 million and $40.9 million as of December 31, 2004 and 2003, respectively. These estimated liabilities represent the present value of estimated future professional liability claims payments based on expected loss patterns using a weighted-average discount rate of 3.2% and 3.4% in 2004 and 2003, respectively. The weighted-average discount rate is based on an estimate of the risk-free interest rate for the duration of the expected claim payments. The estimated undiscounted claims liability was $73.4 million and $48.4 million as of December 31, 2004 and 2003, respectively.

        Legal Matters.    The Company is a party to legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not have a material adverse effect on the Company's consolidated financial position, cash flows or results of operations.

12. Subsequent Events

        A definitive agreement was signed on February 16, 2005 for the sale of Troy Regional Medical Center, Lakeview Community Hospital and Northeast Medical Center, the one hospital designated as being held for sale at December 31, 2004. A definitive agreement was signed for the sale of The King's Daughters Hospital on February 7, 2005. The sale of these facilities is subject to the finalization of buyers' on-site reviews and regulatory approvals and is expected to close as soon as practicable after the approvals are obtained.

        On February 24, 2005, the Company filed a registration statement on Form S-4 as an offer to exchange $300 million 6.5% senior subordinated notes due 2012 for the currently outstanding $300 million 6.5% senior subordinated notes due 2012. The exchange notes have substantially the same terms as the outstanding notes, except the exchange notes will be registered under federal securities law. The registration statement on Form S-4 became effective on March 8, 2005.

        In March 1, 2005, the Company acquired from a local not-for-profit corporation an 85% controlling interest in Chestnut Hill Hospital, a 183-licensed bed hospital located in Philadelphia, Pennsylvania. The aggregate consideration for the hospital totaled approximately $27.9 million, of which $17.0 million was paid in cash and $10.9 million was assumed in liabilities.

13. Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th	Total
Year ended December 31, 2003:	(in thousands, except share and per share data)
Net operating revenues	$813,015	$803,919	$844,034	$871,673	$3,332,641
Income from continuing operations before taxes	68,664	63,581	61,678	66,300	260,223
Income from continuing operations	41,530	38,400	37,649	40,642	158,221
Income (loss) on discontinued operations	(804)	39	(5,610)	(413)	(6,788)
Net income	40,726	38,439	32,039	40,229	151,433
Income from continuing operations per share:
Basic	0.42	0.39	0.39	0.47	1.65
Diluted	0.40	0.37	0.37	0.44	1.58
Net income per share:
Basic	0.41	0.39	0.33	0.46	1.58
Diluted	0.39	0.37	0.32	0.43	1.51
Weighted-average number of shares:
Basic	98,698,286	98,779,918	97,794,824	87,369,111	95,643,733
Diluted	109,136,803	108,999,363	107,869,639	97,516,313	105,863,790
Year ended December 31, 2003:
Net operating revenues	$649,337	$648,888	$712,697	$785,844	$2,796,766
Income from continuing operations before taxes	55,682	51,860	52,674	60,350	220,566
Income from continuing operations	33,368	31,157	31,601	35,923	132,049
Income (loss) on discontinued operations	171	(541)	82	(289)	(577)
Net Income	33,539	30,616	31,683	35,634	131,472
Income from continuing operations per share:
Basic	0.34	0.32	0.32	0.36	1.34
Diluted	0.33	0.31	0.31	0.35	1.30
Net Income per share:
Basic	0.34	0.31	0.32	0.36	1.34
Diluted	0.33	0.30	0.31	0.35	1.30
Weighted-average number of shares:
Basic	98,354,944	98,256,322	98,409,888	98,468,574	98,391,849
Diluted	107,820,250	107,765,057	108,123,167	108,672,734	108,094,956

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None

Item 9A. Controls and Procedures

        Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2004. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are adequately designed to ensure that the information required to be included in this report has been recorded, processed, summarized and reported in a timely basis. There have been no changes in our internal control over financial reporting during our fourth quarter ended December 31, 2004, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

        We are responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management's estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in the consolidated financial statements.

        We are also responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rule 13a-15(f) under the Securities and Exchange Act of 1934, as amended). We maintain a system of internal controls that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition.

        Our control environment is the foundation for our system of internal control over financial reporting and is embodied in our Code of Conduct. It sets the tone of our organization and includes factors such as integrity and ethical values. Our internal control over financial reporting is supported by formal policies and procedures which are reviewed, modified and improved as changes occur in business conditions and operations.

        The Audit and Compliance Committee of the Board of Directors, which is composed solely of outside directors, meets periodically with members of management, the internal auditors and the independent registered public accounting firm to review and discuss internal control over financial reporting and accounting and financial reporting matters. The independent registered public accounting firm and internal auditors report to the Audit and Compliance Committee and accordingly have full and free access to the Audit and Compliance Committee at any time.

        We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that our internal control over financial reporting was effective as of December 31, 2004, based on these criteria.

        Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management's assessment of internal control over financial reporting, which is included herein.

        We do not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

/s/ Wayne T. Smith Wayne T. Smith Chairman, President and Chief Executive Officer

/s/ W. Larry Cash W. Larry Cash Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Brentwood, Tennessee

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Community Health Systems, Inc. and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2004 of the Company and our report dated March 8, 2005 expressed an unqualified opinion on those consolidated financial statements.

Nashville, Tennessee
March 8, 2005

Item 9B. Other Information

        None

PART III

Item 10. Directors and Executive Officers of the Registrant

        The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 25, 2005, under "Members of the Board of Directors," "Information About our Executive Officers," "Compliance with Exchange Act Section 16(A) Beneficial Ownership Reporting" and "Corporate Governance Principles and Board Matters."

Item 11. Executive Compensation

        The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 25, 2005 under "Executive Compensation."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 25, 2005 under "Security Ownership of Certain Beneficial Owners and Management."

Item 13. Certain Relationships and Related Transactions

        The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 25, 2005 under "Certain Transactions."

Item 14. Principal Accountant Fees and Services

        The information required by this Item is incorporated herein by reference from the Company's definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 25, 2005 under "Ratification of the Appointment of Independent Registered Public Accounting Firm."

PART IV

Item 15. Exhibits and Financial Statement Schedules

Item 15(a) 1. Financial Statements

        Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.

Item 15(a) 2. Financial Statement Schedules

        The following financial statement schedule is filed as part of this Report at page 95 hereof:

        Schedule II—Valuation and Qualifying Accounts

        All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 15(a)(3) and 15(c):

        The following exhibits are either filed with this Report or incorporated herein by reference.

Description
2.1	Agreement and Plan of Merger between the Registrant, FLCH Acquisition Corp. and Community Health Systems, Inc., dated on June 9, 1996 (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
3.2	Form of Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
4.2	Form of Indenture, dated as of October 15, 2001 between the Registrant and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 333-69064))
4.3	Form of Indenture, dated as of December 16, 2004, among the Company and SunTrust Bank, as trustee relating to the 6.5% Senior Subordinated Notes, due December 15, 2012 (incorporated by reference to Exhibit 4.1 to the Registrants current report on Form 8-K filed December 13, 2004 (No. 001-15925))
10.1	Form of outside director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 333- 31790))
10.2	Form of Amendment No. 1 to the Director Stock Option Agreement (incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-10034977))
10.3	Form of Stockholder's Agreement between the Registrant and outside directors (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.4	Form of Employee Stockholder's Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.5	Form of Registrants 2000 Stock Option and Award Plan (as Amended and Restated February 23, 2005) (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed February 28, 2005 (No. 001-15925))
10.6	The Registrant's 2000 Stock Option and Award Plan (As Amended and Restated February 25, 2003) (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No. 333-107810))
10.7	Form of Stockholder's Agreement between the Registrant and employees (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.8	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 333-31790))

10.9	Amended and Restated Credit Agreement dated as of August 19, 2004, among, CHS/Community Health Systems, Inc., Community Health Systems Inc., JPMorgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and JP Morgan Securities Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners and the other lender party thereto (incorporated by reference to Exhibit 99.1 to the Registrant's current report on Form 8-K filed September 22, 2004 (No. 001-15925))
10.10	First Amendment and Waiver, dated as of December 16, 2004 representing an amendment to the Amended and Restated Wachovia Credit Agreement dated as of August 19, 2004, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., JPMorgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent Bank of America, N.A., as Documentation Agent and JP Morgan Securities Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners and the other lenders party thereto (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed December 13, 2004 (No. 001-15925))
10.11	Corporate Compliance Agreement between the Office of Inspector General of the Department of Health and Human Services and the Registrant (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.12	Tenet BuyPower Purchasing Assistance Agreement, dated June 13, 1997, between Community Health Systems, Inc. and Tenet HealthSystem Inc., Addendum, dated September 19, 1997 and First Amendment, dated March 15, 2000 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S- 1 (No. 333-31790))
10.13	The Registrant's 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.14	Settlement Agreement between the United States of America, the states of Illinois, New Mexico, South Carolina, Tennessee, Texas, West Virginia and the Registrant (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.15	Community Health Systems, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)
10.16	Community Health Systems Deferred Compensation Plan Trust, Amended and Restated Effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)
10.17	Community Health Systems Deferred Compensation Plan, as amended effective October 1, 1993; January 1, 1994; January 1, 1998; April 1, 1999; July 1, 2000; and June 1, 2001 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)
10.18	Community Health Systems, Inc. Director's Fees Deferral Plan*
10.19	Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed January 7, 2005 (No. 001-15925))
21	List of subsidiaries*
23.1	Consent of Deloitte & Touche LLP*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith.

Item 15(b):

SIGNATURES

        Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY HEALTH SYSTEMS, INC.
By:	/s/ WAYNE T. SMITH Wayne T. Smith Chairman of the Board, President and Chief Executive Officer March 11, 2005

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WAYNE T. SMITH Wayne T. Smith	President and Chief Executive Officer and Director (principal executive officer)	03/11/05
/s/ W. LARRY CASH W. Larry Cash	Executive Vice President, Chief Financial Officer and Director (principal financial officer)	03/11/05
/s/ T. MARK BUFORD T. Mark Buford	Vice President and Corporate Controller (principal accounting officer)	03/11/05
/s/ JOHN A. CLERICO John A. Clerico	Director	03/11/05
/s/ DALE F. FREY Dale F. Frey	Director	03/11/05
/s/ HARVEY KLEIN, M.D. Harvey Klein, M.D.	Director	03/11/05
/s/ JOHN A. FRY John A. Fry	Director	03/11/05
/s/ JULIA B. NORTH Julia B. North	Director	03/11/05
/s/ H. MITCHELL WATSON, JR. H. Mitchell Watson, Jr.	Director	03/11/05

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Brentwood, Tennessee

        We have audited the consolidated financial statements of Community Health Systems, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, and have issued our report thereon dated March 8, 2005, (included elsewhere in this Annual Report). Our audits also included the financial statement schedule listed in Item 15 of this Annual Report. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Nashville, Tennessee
March 8, 2005

Community Health Systems, Inc. and Subsidiaries

Schedule II—Valuation and Qualifying Accounts
(In Thousands)

Description	Balance at Beginning of Year	Acquisitions And Dispositions	Charged to Costs and Expenses	Write-offs	Balance at End of Year
Year ended December 31, 2004 allowance for doubtful accounts	$103,677	$2,233	$343,793	$(163,609)	$286,094
Year ended December 31, 2003 allowance for doubtful accounts	73,110	12,411	276,518	(258,362)	103,677
Year ended December 31, 2002 allowance for doubtful accounts	63,880	—	201,334	(192,104)	73,110

Exhibit Index

Description
2.1	Agreement and Plan of Merger between the Registrant, FLCH Acquisition Corp. and Community Health Systems, Inc., dated on June 9, 1996 (incorporated by reference to Exhibit 2.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
3.2	Form of Restated By-laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 333-31790))
4.2	Form of Indenture, dated as of October 15, 2001 between the Registrant and First Union National Bank, as trustee (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1 (No. 333-69064))
4.3	Form of Indenture, dated as of December 16, 2004, among the Company and SunTrust Bank, as trustee relating to the 6.5% Senior Subordinated, Notes due December 15, 2012 (incorporated by reference to Exhibit 4.1 to the Registrant's current report on Form 8-K filed December 13, 2004 (No. 001-15925))
10.1	Form of outside director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 (No. 333- 31790))
10.2	Form of Amendment No. 1 to the Director Stock Option Agreement (incorporated by reference to the Company's Registration Statement on Form S-8 (No. 333-10034977))
10.3	Form of Stockholder's Agreement between the Registrant and outside directors (incorporated by reference to Exhibit 10.2 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.4	Form of Employee Stockholder's Agreement (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.5	Form of Registrants 2000 Stock Option and Award Plan (as Amended and Restated February 23, 2005) (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed February 28, 2005 (No. 001-15925))
10.6	The Registrant's 2000 Stock Option and Award Plan (As Amended and Restated February 25, 2003) (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-8 (No 333-107810))
10.7	Form of Stockholder's Agreement between the Registrant and employees (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.8	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.9	Amended and Restated Credit Agreement dated as of August 19, 2004, among, CHS/Community Health Systems, Inc., Community Health Systems Inc., JPMorgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and JP Morgan Securities Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners and the other lender party thereto (incorporated by reference to Exhibit 99.1 to the Registrant's current report on Form 8-K filed September 22, 2004 (No. 001-15925))

10.10	First Amendment and Waiver, dated as of December 16, 2004 representing an amendment to the Amended and Restated Wachovia Credit Agreement dated as of August 19, 2004, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., JPMorgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent Bank of America, N.A., as Documentation Agent and JP Morgan Securities Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners and the other lenders party thereto. (incorporated by reference to Exhibit 10.1 to the Registrant's current report on Form 8-K filed December 13, 2004 (No. 001-15925))
10.11	Corporate Compliance Agreement between the Office of Inspector General of the Department of Health and Human Services and the Registrant (incorporated by reference to Exhibit 10.15 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.12	Tenet BuyPower Purchasing Assistance Agreement, dated June 13, 1997, between Community Health Systems, Inc. and Tenet HealthSystem Inc., Addendum, dated September 19, 1997 and First Amendment, dated March 15, 2000 (incorporated by reference to Exhibit 10.16 to the Company's Registration Statement on Form S- 1 (No. 333-31790))
10.13	The Registrant's 2000 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.14	Settlement Agreement between the United States of America, the states of Illinois, New Mexico, South Carolina, Tennessee, Texas, West Virginia and the Registrant (incorporated by reference to Exhibit 10.18 to the Company's Registration Statement on Form S-1 (No. 333-31790))
10.15	Community Health Systems, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)
10.16	Community Health Systems Deferred Compensation Plan Trust, Amended and Restated Effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)
10.17	Community Health Systems Deferred Compensation Plan, as amended effective October 1, 1993; January 1, 1994; January 1, 1998; April 1, 1999; July 1, 2000; and June 1, 2001 (incorporated by reference to Exhibit 10.19 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002)
10.18	Community Health Systems, Inc. Director's Fees Deferral Plan*
10.19	Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to the Registration's current report on Form 8-K filed January 7, 2005 (No. 001-15925))
21	List of subsidiaries*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*
Filed herewith.

QuickLinks

TABLE OF CONTENTS FORM 10-K ANNUAL REPORT COMMUNITY HEALTH SYSTEMS, INC. Year Ended December 31, 2004
PART I
PART II
Community Health Systems, Inc. Five Year Summary of Selected Financial Data
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
FACTORS THAT MAY AFFECT FUTURE PERFORMANCE
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands, except share and per share data)
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In thousands, except share data)
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PART III
PART IV
SIGNATURES
Community Health Systems, Inc. and Subsidiaries Schedule II—Valuation and Qualifying Accounts (In Thousands)
Exhibit Index