Form 10-Q
period 2005-03-31
COMMUNITY HEALTH SYSTEMS INC
filed 2005-04-29
CIK 1108109

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☑ No☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ No☐

As of April 20, 2005, there were outstanding 89,177,618 shares of the Registrant’s Common Stock, $.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three Months Ended March 31, 2005

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$218,447	$82,498
Patient accounts receivable, net of allowance for doubtful accounts of $296,358 and $286,094 at March 31, 2005 and December 31, 2004, respectively	606,541	597,261
Supplies	86,314	88,267
Prepaid expenses and taxes	29,760	30,483
Other current assets	15,132	16,940

Total current assets	956,194	815,449

Property and equipment	1,916,690	1,924,843
Less accumulated depreciation and amortization	(439,455)	(440,295)

Property and equipment, net	1,477,235	1,484,548

Goodwill	1,205,120	1,213,783

Other assets, net	122,566	118,828

Total assets	$3,761,115	$3,632,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$25,040	$26,867
Accounts payable	151,703	162,638
Current income taxes payable	22,666	2,807
Deferred income taxes	1,301	1,301
Accrued interest	15,906	7,693
Accrued liabilities	206,200	161,053

Total current liabilities	422,816	362,359

Long-term debt	1,794,912	1,804,868

Deferred income taxes	142,260	142,260

Other long-term liabilities	99,717	83,130

Stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 90,113,918 shares issued and 89,138,369 shares outstanding at March 31, 2005 and 88,591,733 shares issued and 87,616,184 shares outstanding at December 31, 2004	901	886
Additional paid-in capital	1,085,441	1,047,888
Treasury stock, at cost, 975,549 shares at March 31, 2005 and December 31, 2004	(6,678)	(6,678)
Unearned stock compensation	(17,664)	—
Accumulated other comprehensive income	11,573	6,046
Retained earnings	227,837	191,849

Total stockholders’ equity	1,301,410	1,239,991

Total liabilities and stockholders’ equity	$3,761,115	$3,632,608

See accompanying notes

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Net operating revenues	$914,108	$787,373

Operating costs and expenses:
Salaries and benefits	362,788	314,420
Provision for bad debts	93,994	81,092
Supplies	113,569	95,724
Other operating expenses	180,832	153,897
Rent	20,828	18,660
Depreciation and amortization	40,246	36,449
Minority interest in earnings	887	373

Total operating costs and expenses	813,144	700,615

Income from operations	100,964	86,758
Interest expense, net	22,781	18,047

Income from continuing operations before income taxes	78,183	68,711
Provision for income taxes	30,491	27,115

Income from continuing operations	47,692	41,596

Discontinued operations, net of taxes:
Loss from operations	(4,086)	(870)
Loss on sale of hospitals	(7,618)	—

Loss on discontinued operations	(11,704)	(870)

Net income	$35,988	$40,726

Income from continuing operations per common share:
Basic	$0.54	$0.42

Diluted	$0.51	$0.40

Net income per common share:
Basic	$0.41	$0.41

Diluted	$0.39	$0.39

Weighted-average number of shares outstanding:
Basic	87,926,338	98,698,286

Diluted	98,087,086	109,136,803

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2005	2004
Cash flows from operating activities
Net income	$35,988	$40,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	41,137	38,451
Minority interest in earnings	887	373
Stock compensation expense	496	2
Loss on sale of hospitals	6,295	—
Other non-cash expenses, net	(471)	(493)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(11,510)	(23,162)
Supplies, prepaid expenses and other current assets	1,849	688
Accounts payable, accrued liabilities and income taxes	66,025	(3,801)
Other	8,013	8,947

Net cash provided by operating activities	148,709	61,731

Cash flows from investing activities
Acquistions of facilities and other related equipment	(24,854)	(3,986)
Purchases of property and equipment	(33,166)	(39,897)
Sale of hospitals	51,861	—
Proceeds from sale of equipment	2,131	839
Increase in other assets	(7,237)	(7,408)

Net cash used in investing activities	(11,265)	(50,452)

Cash flows from financing activities
Proceeds from exercise of stock options	15,958	1,012
Stock repurchase	(4,390)	—
Deferred financing costs	(749)	—
Proceeds from minority investments in joint ventures	1,383
Redemption of minority investments in joint ventures	(290)	(993)
Distributions to minority investors in joint ventures	(382)	(328)
Borrowings under credit agreement	—	34,440
Repayments of long-term indebtedness	(13,025)	(45,641)

Net cash used in financing activities	(1,495)	(11,510)

Net change in cash and cash equivalents	135,949	(231)

Cash and cash equivalents at beginning of period	82,498	16,331

Cash and cash equivalents at end of period	$218,447	$16,100

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ACCOUNTING FOR STOCK-BASED COMPENSATION

Community Health Systems, Inc. and its subsidiaries (the “Company”) accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost is measured as the excess of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Stock options issued by the Company have an exercise price equal to the closing market price on the date of grant. Accordingly, no compensation expense has been recognized for stock options in the Company’s condensed consolidated statements of income. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans; however, it allows an entity to continue to measure compensation for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25. The Company has elected to continue to measure compensation under the method of accounting discussed above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosures – an amendment of FASB Statement No. 123.”

Had the fair value based method under SFAS No. 123 been used to value stock options granted and compensation expense recognized on a straight line basis over the vesting period of the grant, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended
	March 31,
	2005	2004
Net income:	$35,988	$40,726

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	1,834	1,763

Pro-forma net income	$34,154	$38,963

Net income per share:

Basic – as reported	$0.41	$0.41

Basic – pro-forma	$0.39	$0.39

Diluted – as reported	$0.39	$0.39

Diluted – pro-forma	$0.37	$0.38

On February 28, 2005, the Company awarded 561,000 shares of restricted stock to various employees and its directors. The restrictions on these shares will lapse in one-third increments on each of the first three anniversaries of the award date; provided however, the restrictions will lapse earlier in the event of death, disability, retirement of the holder of the restricted stock or a change in control of the Company. As a result, the fair value of the restricted stock was determined on the grant date and the corresponding compensation expense was deferred as a component of stockholders’ equity and is being expensed to salaries and benefits over the vesting period of the award. The restricted stock was valued at $32.37 per share, which was the closing market price of the Company’s common stock on the grant date.

Under the Director’s Fee Deferral Plan, the Company’s outside directors may elect to receive share equivalent units in lieu of cash for their director’s fee. These units are held in the plan until the director electing to receive the share equivalent units retires or otherwise terminates his/her directorship with the Company. Share equivalent units are converted to shares of common stock of the Company at time of distribution. For the three months ended March 31, 2005, $49,750 of directors’ fees earned during the quarter were elected to be deferred pursuant to the plan. These fees were converted into 1,425 units in the plan at a price of $34.91, which equaled the closing market price of the Company’s common stock on March 31, 2005.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of the Company as of and for the three month periods ended March 31, 2005 and March 31, 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2005. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 contained in the Company’s Annual Report on Form 10-K. Certain prior-period balances in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period’s presentation of financial information. These reclassifications are primarily for discontinued operations as described in Note 5.

3. COST OF REVENUE

The majority of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs, which were $14.3 million and $11.1 million for the three month periods ended March 31, 2005 and 2004, respectively.

4. USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from the estimates.

5. ACQUISITIONS AND DIVESTITURES

Effective August 1, 2004, the Company sold Randolph County Medical Center, a 50 bed facility located in Pocahontas, Arkansas and Sabine Medical Center, a 48 bed facility located in Many, Louisiana, to Associated Healthcare Systems of Brentwood, Tennessee. The aggregate sales price for these two hospitals was approximately $9 million, of which $7.8 million was cash and $1.2 million was a note, which has been fully reserved.

Effective January 31, 2005, the Company’s lease of Scott County Hospital, a 99 bed facility located in Oneida, Tennessee, expired pursuant to its terms.

On March 1, 2005, the Company completed the acquisition of an 85% controlling interest in Chestnut Hill Hospital, a 222 bed hospital located in Philadelphia, Pennsylvania. The aggregate consideration for the hospital totaled approximately $27.9 million, of which $17.0 million was paid in cash and $10.9 million was assumed in liabilities.

Effective March 31, 2005, the Company sold The King’s Daughters Hospital, a 137 bed facility located in Greenville, Mississippi, to Delta Regional Medical Center located in Greenville, Mississippi. In a separate transaction, also effective March 31, 2005, the Company sold Troy Regional Medical Center, a 97 bed facility located in Troy, Alabama, Lakeview Community Hospital, a 74 bed facility located in Eufaula, Alabama and Northeast Medical Center, a 75 bed facility located in Bonham, Texas to Attentus Healthcare Company of Brentwood, Tennessee. The aggregate sales price for these four hospitals was approximately $51.9 million and was paid in cash.

In connection with the above transactions and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the results of operations of Randolph County Medical Center, Sabine Medical Center, Scott County Hospital, The King’s Daughters Hospital, Troy Regional Medical Center, Lakeview Community Hospital and Northeast Medical Center as discontinued operations in the accompanying condensed consolidated statements of income.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5. ACQUISITIONS AND DIVESTITURES (Continued)

The condensed consolidated statements of income for each prior period presented have also been restated to reflect the classification of these seven hospitals as discontinued operations.

Net operating revenues and loss from discontinued operations reported for the seven hospitals in discontinued operations for the three month periods ended March 31, 2005 and 2004 are as follows:

	Three Months Ended
	March 31,
	2005	2004
	(in thousands)
Net operating revenues	$27,966	$35,003

Loss from operations before income taxes	$(6,264)	$(1,284)
Loss on sale of hospitals	(6,295)	—

Loss from discontinued operations, before taxes	(12,559)	(1,284)
Income tax benefit	855	414

Loss from discontinued operations, net of tax	$(11,704)	$(870)

The computation of the loss from discontinued operations, before taxes includes $41.5 million of tangible assets and $16.2 million of goodwill at the four hospitals sold during the three months ended March 31, 2005.

Assets and liabilities of the hospitals classified as discontinued operations included in the accompanying condensed consolidated balance sheets as of March 31, 2005 and December 31, 2004 are as follows:

	March 31,	December 31,
	2005	2004
	(in thousands)
Current assets	$8,816	$24,634
Property and equipment	—	37,081
Other assets	—	2,383
Current liabilities	(5,865)	(7,297)

Net assets	$2,951	$56,801

6. RECENT ACCOUNTING PRONOUNCEMENT

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the SEC delayed adoption of SFAS 123R for certain registrants to the first annual period beginning after July 1, 2005. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in the Company’s pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is required to adopt SFAS No. 123R beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. The Company is evaluating the requirements of SFAS No. 123R, as well as related guidance recently issued by the SEC. The Company expects that the adoption of SFAS No. 123R will have an impact on its consolidated results of operations and earnings per share; however, the Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2005, are as follows (in thousands):

Balance as of December 31, 2004	$1,213,783
Goodwill acquired as part of acquisitions during 2005	7,416
Consideration adjustments and finalization of purchase price allocations for acquisitions completed prior to 2005	94
Goodwill written off as part of sale of hospitals during 2005	(16,173)

Balance as of March 31, 2005	$1,205,120

The Company completed its annual goodwill impairment test as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” using a measurement date of September 30, 2004. Based on the results of the impairment test, the Company was not required to recognize an impairment of goodwill in 2004.

The gross carrying amount of the Company’s other intangible assets was $10.7 million at March 31, 2005 and $9.8 million at December 31, 2004, and the net carrying amount was $7.3 million at March 31, 2005 and $6.7 million at December 31, 2004. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets.

The weighted average amortization period for the intangible assets subject to amortization is approximately seven years. There are no expected residual values related to these intangible assets. Amortization expense on intangible assets during each of the three months ended March 31, 2005 and March 31, 2004 was $0.3 million. Amortization expense on intangible assets is estimated to be $0.9 million for the remainder of 2005, $0.9 million in 2006, $0.8 million in 2007, $0.7 million in 2008, $0.7 million in 2009, and $0.7 million in 2010.

8. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted income from continuing operations per share (in thousands, except share and per share data):

	Three Months Ended
	March 31,
	2005	2004
Numerator:
Income from continuing operations	$47,692	$41,596
Interest, net of taxes on 4.25% convertible notes	2,189	2,189

Adjusted income from continuing operations	$49,881	$43,785

Denominator:
Weighted-average number of shares outstanding—basic	87,926,338	98,698,286
Unvested common shares	—	39,136
Effect of dilutive securities:
Stock-based awards	1,578,672	1,817,305
Convertible notes	8,582,076	8,582,076

Weighted-average number of shares—diluted	98,087,086	109,136,803

Basic income from continuing operations per share	$0.54	$0.42

Diluted income from continuing operations per share	$0.51	$0.40

There were 86,000 stock options at March 31, 2005 and 99,600 stock options at March 31, 2004, not included in the computation of earnings per share because their effect was antidilutive.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8. EARNINGS PER SHARE (Continued)

Since the net income per share impact of the conversion of the convertible notes is less than the basic net income per share for each of the three months ended March 31, 2005 and March 31, 2004, the convertible notes are dilutive and accordingly must be included in the fully diluted calculation.

9. STOCKHOLDERS’ EQUITY

On January 23, 2003, the Company announced an open market share repurchase program for a maximum of five million shares of its common stock. The repurchase program commenced immediately and will conclude at the earlier of three years or when the maximum number of shares have been repurchased. Through March 31, 2005, the Company had repurchased 923,100 shares at a weighted average price of $20.64 per share. The maximum number of shares that may still be purchased under the open market share repurchase program is 4,076,900. The remaining maximum dollar amount of shares that is permitted to be purchased under the Company’s Credit Agreement is $195.6 million.

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

10. COMPREHENSIVE INCOME

The following table presents the components of comprehensive income, net of related taxes. The net change in fair value of interest rate swap agreements is a function of the spread between the fixed interest rate of the swap and the underlying variable interest rate (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Net income	$35,988	$40,726
Net change in fair value of interest rate swap	5,527	(4,822)

Comprehensive income	$41,515	$35,904

The net change in fair value of the interest rate swap is included in stockholders’ equity on the accompanying condensed consolidated balance sheets.

11. LONG-TERM DEBT

On August 19, 2004, the Company entered into a $1.625 billion senior secured credit facility with a consortium of lenders which was subsequently amended on December 16, 2004. This facility replaced the Company’s previous credit facility and consists of a $1.2 billion term loan that matures in 2011 (as opposed to 2010 under the previous facility) and a $425 million revolving credit facility that matures in 2009 (as opposed to 2008 under the previous facility). The Company may elect from time to time an interest rate per annum for the borrowings under the term loan, including the incremental term loan, and revolving credit facility equal to (a) an annual benchmark rate, which will be equal to the greatest of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate, plus 50 basis points, plus (1) 75 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 175 basis points for the term loan and (2) the Applicable Margin for Eurodollar revolving credit loans. The Company also pays a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee is based on a pricing grid depending on the Applicable Margin for Eurodollar revolving credit loans and ranges from 0.250% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, the Company will pay fees for each letter of credit

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

issued under the credit facility. The purpose of the facility was to refinance our previous credit agreement, repay specified other indebtedness, and fund general corporate purposes including declaration and payment of cash dividends to repurchase shares or make other distributions, subject to certain restrictions.

As of March 31, 2005, the Company’s availability for additional borrowings under its revolving credit facility was $425 million, of which $27 million was set aside for outstanding letters of credit. The Company also has the ability to add up to $200 million of borrowing capacity from receivable transactions (including securitizations) under its senior secured credit facility which has not yet been accessed. The Company also has the ability to amend the senior secured credit facility to provide for one or more tranches of term loans in an aggregate principal amount of $400 million, which the Company has not yet accessed. As of March 31, 2005, the Company’s weighted average interest rate under its credit facility was 5.1%.

On February 24, 2005, the Company filed a registration statement on Form S-4 as an offer to exchange $300 million 6.5% senior subordinated notes due 2012 for the then outstanding $300 million 6.5% senior subordinated notes due 2012. The exchange notes have substantially the same terms as the outstanding notes, except the exchange notes will be registered under federal securities law. The registration statement on Form S-4 became effective on March 8, 2005. All $300 million in principal amount of the outstanding 6.5% senior subordinated notes due 2012 have been tendered in the exchange offer.

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

Executive Overview

We are the largest non-urban provider of general hospital healthcare services in the United States in terms of number of facilities. We generate revenue by providing a broad range of general hospital healthcare services to patients in the communities in which we are located. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For the quarter ended March 31, 2005, we generated $914 million in net operating revenues, a growth of 16.1 % over the first quarter of 2004, $47.7 million in income from continuing operations, a growth of 14.7% over the first quarter of 2004, and $36.0 million of net income, a decrease of 11.6% over the first quarter of 2004 due primarily to a loss on discontinued operations.

Admissions at hospitals owned throughout both periods increased 4.0% during the three months ended March 31, 2005 as compared to the same period in the prior year and adjusted admissions for those same hospitals increased 2.8%. Contributing to the increase in volume were an increase in flu-related admissions and an increase in respiratory-related illnesses offset by the loss of one day in 2005, as 2004 was a leap year.

We have continued to generate strong cash flows as evidenced by the $148.7 million of operating cash flow generated for the three months ended March 31, 2005, an increase of 141% over the same period in the prior year. This increase in cash flows is the result primarily of our growth in income from continuing operations, improvements in the collections of accounts receivable at hospitals owned throughout both periods and the timing of payments for certain liabilities. We anticipate that cash payments for income taxes for the remaining nine months of 2005 will be approximately $76 million which represents an increase of $23 million as compared to the same nine month period of 2004.

Consistent with the execution of our operating strategy and our efforts to maximize shareholder value, we acquired one hospital and sold four underperforming hospitals during the quarter ended March 31, 2005. From time to time we may consider hospitals for disposition if we determine their operating results or potential growth no longer meet our strategic objectives. This was the case for the hospitals sold and for the hospital where the lease expired pursuant to its terms.

As a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the additional disproportionate share payment began April 1, 2004 and increased reimbursement to us, as compared to the prior year period, by approximately $3.3 million in the three months ended March 31, 2005. The reimbursement improvement from the change in the labor-related share of the hospital diagnosis related group, DRG, inpatient payment to which a wage index is applied provided for in this law was effective October 1, 2004 and increased reimbursement to us, as compared to the prior year period, by approximately $1.3 million in the three months ended March 31, 2005. Also, under this law, since all hospitals submitted patient quality data to CMS, DRG payment rates were increased by the full Market Basket Index of 3.3% on October 31, 2004, and the reimbursement improvement from this increased rate, as compared to the prior year period, was approximately $4.6 million in the three months ended March 31, 2005.

Sources of Consolidated Revenue

	Three Months Ended March 31,
	2005	2004
Medicare	33.6%	33.0%
Medicaid	9.0%	9.8%
Managed Care	23.2%	21.0%
Self-pay	12.8%	12.8%
Other third party payors	21.4%	23.4%

Total	100.0%	100.0%

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in the periods that these adjustments become known. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the three month periods ended March 31, 2005 and 2004.

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

Results of Operations

Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include diagnostic and therapeutic services, emergency services, general surgery, orthopedic services, cardiovascular services and various other specialty services including home health and skilled nursing. The strongest demand for hospital services generally occurs during January through April and the weakest demand for these services occurs during the summer months. Accordingly, eliminating the effect of new acquisitions, our net operating revenues and earnings are historically highest during the first quarter and lowest during the third quarter.

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended
	March 31,
	2005	2004(a)
	(expressed as a percentage
	of net operating revenues)
Net operating revenues	100.0	100.0
Operating expenses (b)	(84.5)	(84.3)
Depreciation and amortization	(4.4)	(4.6)
Minority interest in earnings	(0.1)	(0.1)

Income from operations	11.0	11.0
Interest expense, net	(2.5)	(2.3)

Income before income taxes	8.5	8.7
Provision for income taxes	(3.3)	(3.4)

Income from continuing operations	5.2	5.3
Loss on discontinued operations	(1.3)	(0.1)

Net Income	3.9	5.2

Three Months Ended
March 31, 2005 (a)
(expressed in percentages)
Percentage increase (decrease) from same period prior year:
Net operating revenues	16.1
Admissions	10.5
Adjusted admissions (c)	9.6
Average length of stay	—
Net Income (e)	(11.6)

Same-hospitals percentage increase from same period prior year (d):
Net operating revenues	8.4
Admissions	4.0
Adjusted admissions (c)	2.8

(a)	Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have restated our prior period financial statements and statistical results to reflect the reclassification as discontinued operations six hospitals which were sold and one hospital where the lease expired.

(b)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent, and other operating expenses.

(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Includes acquired hospitals to the extent we operated them during comparable periods in both years.

(e)	Includes loss from operations and loss on sale of discontinued hospitals.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net operating revenues increased by 16.1% to $914.1 million for the three months ended March 31, 2005, from $787.4 million for the three months ended March 31, 2004. Of the $126.7 million increase in net operating revenues, the two hospitals we acquired in the third quarter of 2004 and the hospital acquired in the first quarter 2005, which are not yet included in same-store revenues, contributed approximately $60.9 million, and hospitals we owned throughout both periods contributed approximately $65.8 million, an increase of 8.4%. Of the increase from hospitals owned throughout both periods, approximately 5.6% was attributable to rate increases, payor mix and the acuity level of services provided and approximately 2.8% was attributable to volume increases.

Inpatient admissions increased by 10.5%. Adjusted admissions increased by 9.6%. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues. On a same-store basis, inpatient admissions increased by 4.0% and same store adjusted admissions increased by 2.8%. Contributing to the increase in volume at our hospitals were an increase in flu admissions of approximately 1,200 and respiratory illness-related admissions of approximately 900, offset by the loss of approximately 800 admissions from the loss of one day in 2005 as 2004 was a leap year. With respect to consolidated admissions, approximately 4,500 admissions were from newly acquired hospitals. On a same store basis, net inpatient revenues increased by 9.9% and net outpatient revenues increased by 7.6%. Both consolidated and same-store average length of stay remained unchanged at 4.2 days.

Operating expenses, as a percentage of net operating revenues, increased from 84.3% for the three months ended March 31, 2004 to 84.5% for the three months ended March 31, 2005. Salaries and benefits, as a percentage of net operating revenues, decreased from 39.9% for the three months ended March 31, 2004, to 39.7% for the three months ended March 31, 2005, primarily as a result of improvements at hospitals owned throughout both periods. Provision for bad debts, as a percentage of net revenues, remained unchanged at 10.3% for the three months ended March 31, 2005 and March 31, 2004. Supplies, as a percentage of net operating revenues, increased from 12.2% for the three months ended March 31, 2004 to 12.4% for the three months ended March 31, 2005, primarily as a result of the higher supply costs prevalent in the acquisitions made in the third quarter of 2004 and the one acquisition in first quarter 2005. Rent and other operating expenses, as a percentage of net operating revenues, increased from 21.9% for the three months ended March 31, 2004, to 22.1% for the three months ended March 31, 2005. Income from continuing operations margin decreased from 5.3% for the three months ended March

31, 2004 to 5.2% for the three months ended March 31, 2005. Net income margins decreased from 5.2% for the three months ended March 31, 2004 to 3.9% for the three months ended March 31, 2005, primarily due to the operations of those hospitals classified as discontinued operations along with the loss on sale associated with those hospitals. On a same-store basis, income from operations as a percentage of net operating revenues increased from 10.9% for the three months ended March 31, 2004 to 11.3% for the three months ended March 31, 2005.

Depreciation and amortization increased by $3.8 million from $36.4 million for the three months ended March 31, 2004 to $40.2 million for the three months ended March 31, 2005. The hospitals acquired in the third quarter of 2004 and the hospital acquired in the first quarter of 2005, accounted for $2.0 million of the increase, and capital expenditures at our other facilities account for the remaining $1.8 million.

Interest expense, net, increased by $4.8 million from $18.0 million for the three months ended March 31, 2004, to $22.8 million for the three months ended March 31, 2005. The increase in our average outstanding debt during the three months ended March 31, 2005 as compared to the three months ended March 31, 2004, was due primarily to borrowings in the third quarter of 2004 to make acquisitions and the sale of $300 million 6.5% senior subordinated notes in December 2004, which accounted for a $4.3 million increase. The remaining increase of $0.5 million resulted from the increase in interest rates during the three months ended March 31, 2005, as compared to the three months ended March 31, 2004.

Income from continuing operations before income taxes increased $9.5 million from $68.7 million for the three months ended March 31, 2004 to $78.2 million for the three months ended March 31, 2005, as a result of an increase in admissions and increased reimbursement as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.

Provision for income taxes increased from $27.1 million for the three months ended March 31, 2004, to $30.5 million for the three months ended March 31, 2005 as a result of the increase in income from continuing operations, before income taxes.

Net income was $36.0 million for the three months ended March 31, 2005 compared to $40.7 million for the three months ended March 31, 2004, a decrease of 11.6%. The decrease is due to the deterioration of operations at those hospitals included in discontinued operations and the losses generated from the sale of those hospitals. The loss on sale of discontinued hospitals is primarily the result of the sale triggering a write-off of an allocated portion of goodwill. Under Statement of Financial Accounting Standards No. 142, goodwill is allocated to the sale of any business based upon the fair value of that business relative to the fair value of its reporting unit.

Liquidity and Capital Resources

Net cash provided by operating activities increased $87.0 million to $148.7 million for the three months ended March 31, 2005, from $61.7 million for the three months ended March 31, 2004, an increase of 141%. This increase is due primarily to an increase in non-cash expenses of $10.0 million, which includes the loss on sale of hospitals and depreciation and amortization, improvement in cash collections on accounts receivable over the comparable period in 2004 of $11.7 million, an increase in compensation related liabilities, due to the timing of when pay periods ended, of $44.1 million, an increase in tax expense in excess of the amount of cash paid for taxes of $13.4 million and an increase in other accrued liabilities of $12.6 million, offset by the decrease in net income, and other working capital changes, which resulted in net cash outflow of $4.8 million. We anticipate that cash paid for income taxes for the remaining nine months of 2005 will be approximately $76 million, an increase of $23 million as compared to the same nine month period of 2004. The increase in estimated cash paid for taxes is primarily the result of an increase in taxable income.

The use of cash for investing activities decreased from $50.5 million for the three months ended March 31, 2004, to $11.3 million for the three months ended March 31, 2005. Of this decrease, $51.9 million resulted from the sale of four hospitals during the three months ended March 31, 2005 offset by increased acquisition activity during the three months ended March 31, 2005, as compared to the same period in the prior year. The use of cash for financing activities decreased $10.0 million during the three months ended March 31, 2005, compared to the three months ended March 31, 2004.

Capital Expenditures

Cash expenditures for purchases of facilities were $24.9 million for the three months ended March 31, 2005 and $4.0 for the three months ended March 31, 2004. The expenditures during the three months ended March 31, 2005, included $23.8 million for the acquisition of one hospital, a surgery center in one of our current markets, and a physician practice in one of our current markets and $1.1 million for information systems and other equipment to integrate recently acquired hospitals. The expenditures for the three months ended March 31, 2004, include $2.7 million for the acquisition of a surgery center in one of our current markets and $1.3 million for information systems and other equipment to integrate recently acquired hospitals.

Excluding the cost to construct replacement hospitals, our capital expenditures for the three months ended March 31, 2005, totaled $32.3 million, compared to $31.3 million for the three months ended March 31, 2004. Costs to construct replacement hospitals totaled $0.9 million during the three months ended March 31, 2005 and $8.6 million for the three months ended March 31, 2004.

Pursuant to hospital purchase agreements in effect as of March 31, 2005, we are required to build a replacement facility by August 2008 as part of the acquisition in August 2003 of the Southside Regional Medical Center in Petersburg, Virginia. Estimated construction costs, including equipment, are approximately $120 million. In addition, as part of an acquisition in 2004, we committed to spend $90 million related to various commitments, primarily capital expenditures within eight years. Also as part of an acquisition in 2005, we committed to spend approximately $43 million related to capital expenditures, within seven years. We expect total capital expenditures of approximately $170 to $180 million for the year ending December 31, 2005, including approximately $169 to $178 million for renovation and equipment purchases (which includes amounts which are required to be expended pursuant to the terms of certain hospital purchase agreements) and approximately $1 to $2 million for construction and equipment cost of the current and recently completed replacement hospitals.

Capital Resources

Net working capital was $533.4 million at March 31, 2005, compared to $453.1 million at December 31, 2004. The $80.3 million increase was attributable primarily to increases in cash and cash equivalents, accounts receivable and a decrease in accounts payable which reflect the timing of our collection and cash payments offset by the increase in income taxes payable, which is reflective of our increase in taxable income and the timing of periodic tax payments.

On August 19, 2004 and subsequently amended on December 16, 2004, we entered into a $1.625 billion senior secured credit facility with a consortium of lenders. This facility replaced our previous credit facility and consists of a $1.2 billion term loan with a final maturity in 2011 (as opposed to 2010 under our previous facility) and a $425 million revolving tranche that matures in 2009. We may elect from time to time an interest rate per annum for the borrowings under the term loan, and revolving credit facility equal to (a) an alternate base rate, which will be equal to the greatest of (i) the Prime Rate; (ii) the Federal Funds Effective Rate plus 50 basis points (the “ABR”), plus (1) 75 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 175 basis points for the term loan and (2) the Eurodollar Applicable Margin for revolving credit loans. The applicable margin varies depending on the ratio of our total indebtedness to annual consolidated EBITDA, ranging from 0.25% to 1.25% for alternate base rate loans and from 1.25% to 2.25% for Eurodollar loans. We also pay a commitment fee for the daily average unused commitments under the revolving tranche. The commitment fee is based on a pricing grid depending on the Applicable Margin for Eurodollar revolving credit loans and ranges from 0.250% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, we will pay fees for each letter of credit issued under the credit facility. The purpose of the facility was to refinance our previous credit agreement, repay other indebtedness, and fund general corporate purposes including to declare and pay cash dividends to repurchase shares or make other distributions, subject to certain restrictions. As of March 31, 2005, our availability for additional borrowings under our revolving credit facility was $425 million, of which $27 million is set aside for outstanding letters of credit. We also have the ability to add up to $200 million of securitized debt and $400 million additional term loans under our agreement, which we have not yet accessed. As of March 31, 2005, our weighted average interest rate under our credit agreement was 5.1%.

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

We are currently a party to six separate interest swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. Under one agreement, effective November 23, 2001 and expiring in November 2005, we pay interest at a fixed rate of 4.46%. This agreement has a $100 million notional amount of indebtedness. Under a second agreement, effective November 4, 2002, we pay interest at a fixed rate of 3.3% on $150 million notional amount of indebtedness. This agreement expires in November 2007. Under a third agreement, effective June 13, 2003, we pay interest at a fixed rate of 2.04% on $100 million notional amount of indebtedness. This agreement expires in June 2007. Under a fourth agreement, effective June 13, 2003, we pay interest at a fixed rate of 2.40% on $100 million notional amount of indebtedness. This agreement expires in June 2008. Under a fifth agreement, effective October 3, 2003, we pay interest at a fixed rate of 2.31% on $100 million notional amount of indebtedness. This agreement expires in October 2006. Under a sixth agreement, effective August 12, 2004, we pay interest at a fixed rate of 3.586% on $100 million notional amount of indebtedness. This agreement expires in August 2008. We received a variable rate of interest on each of these swaps based on the three-month London Inter-Bank Offer Rate (“LIBOR”), excluding the margin paid under the senior secured credit facility on a quarterly basis, which is currently 175 basis points for revolver loans and term loans under the senior secured credit facility. We also were a party to an interest swap agreement with $100 million notional amount of indebtedness and a fixed interest rate of 4.03% that expired in November 2004.

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

Off-balance sheet arrangements

Excluding the hospital where the lease expired pursuant to its terms in January 2005, included in our consolidated operating results for the three months ended March 31, 2005 and 2004, were $71.2 million and $66.2 million, respectively, of net operating revenue and $8.4 million and $7.0 million, respectively, of income from operations, generated from seven hospitals operated by us under operating lease arrangements. In accordance with generally accepted accounting principles, the respective assets and the future lease obligations under these arrangements are not recorded in our consolidated balance sheet. Lease payments under these arrangements are included in rent expense when paid and totaled approximately $2.8 million and $2.7 million for the three months ended March 31, 2005 and 2004, respectively. The current terms of these operating leases expire between June 2007 and December 2019, not including lease extensions that we have options to exercise. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals. One hospital under lease expired in January 2005 and was not extended.

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

Joint Ventures

We have from time to time sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. Such was the case with the acquisition of Chestnut Hill Hospital in March 2005, in which we acquired an 85% interest with the remaining 15% interest owned by the University of Pennsylvania. The amount of minority interest in equity is included in other long-term liabilities and the minority interest in income or loss is recorded separately in the condensed consolidated statements of income. We do not believe these minority ownerships are material to our financial position or operating results. The balance of minority interests included in long-term liabilities was $17.5 million as of March 31, 2005, and $8.6 million as of December 31, 2004, and the amount of minority interest expense was $0.9 million for the three months ended March 31, 2005 and $0.4 million for the three months ended March 31, 2004.

Reimbursement, Legislative and Regulatory Changes

Legislative and regulatory action has resulted in continuing change in the Medicare and Medicaid reimbursement programs which will continue to limit payment increases under these programs and in some cases implement payment decreases. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations, and discretion which may further affect payments made under those programs, and the federal and state governments might, in the future, reduce the funds available under those programs or require more stringent utilization and quality reviews of hospital facilities. Additionally, there may be a continued rise in managed care programs and future restructuring of the financing and delivery of healthcare in the United States. These events could cause our future results to decline.

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

Our primary collection risks relate to uninsured patients and outstanding patient balances for which the primary insurance payor has paid and the remaining outstanding balance (generally deductibles and co-payments) is owed by the patient. At the point of service, for patients required to make a co-payment, we generally collect less than 10% of the related revenue. For all procedures scheduled in advance, our policy is to verify insurance coverage prior to the date of the procedure. Insurance coverage is not verified in advance of procedures for walk-in and emergency room patients. Our estimate for the allowance for doubtful accounts is calculated by reserving as uncollectible all governmental and non-governmental accounts over 150 days from discharge. This method is monitored based on our historical cash collections experience as well as review for significant changes in payor mix. Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix that result in an increase in self-pay revenue, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable.

Generally we do not provide specific reserves by payor category but estimate bad debts as a consolidated provision for total accounts receivable. We believe our policy of reserving all accounts over 150 days from discharge, without regard to payor class, has resulted in reasonable estimates determined on a consistent basis. We believe that we collect substantially all of our third-party insured receivables which includes receivables from governmental agencies. Since our methodology is not applied by individual payor class, reserving all amounts over 150 days, which includes some accounts that are collectible, has provided us with a reasonable estimate of an allowance for doubtful accounts to cover all accounts receivable, including individual amounts in both the 150 day and under and over 150 day categories, that are uncollectible. To date, we believe there has not been a material difference between our bad debt allowances and the ultimate historical collection rates on accounts receivables including self-pay. We review our overall reserve adequacy by monitoring historical cash collections as a percentage of net revenue less the provision for bad debts.

Effective January 1, 2004, we changed our policy relative to the timing of the write-off of fully reserved accounts receivable. Previously, all amounts over 210 days from discharge were written-off and therefore excluded from the allowance for doubtful accounts and gross accounts receivable. Our new policy is to write-off gross accounts receivable when such amounts are placed with outside collection agencies. We believe this policy more accurately reflects the ongoing collection efforts within the Company and is more consistent with industry practices. At March 31, 2005 and December 31, 2004, we had approximately $640 and $620 million respectively, being pursued by various outside collection agencies. We expect to collect less than 5%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. However, we take into consideration estimated collections of these amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

Days revenue outstanding was 59 at March 31, 2005 and 63 at December 31, 2004. This fell just slightly below or was within our target range for days revenue outstanding of 60 - 65.

Uncollected accounts are automatically written off if the balance is under $10.00 or when turned over to an outside collection agency. At March 31, 2005, we have approximately $167 million in self-pay accounts over 210 days from discharge placed with our internal collection agency and approximately $640 million in self-pay accounts being pursued by various outside collection agencies. Of these aforementioned amounts, we expect to collect approximately 5% to 7%, net of estimated collection fees. As the amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. We take into consideration estimated collections of these amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

                         The following table is an aging of our gross (prior to allowances for contractual adjustments and doubtful accounts) accounts receivable (in thousands):

	Balance as of
	March 31, 2005		December 31, 2004
	0-150 days	Over 150 days	0-150 days	Over 150 days
Total gross accounts receivable	$1,495,145	$304,438	$1,379,481	$302,521

The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) summarized by aging categories is as follows:

	As of
	March 31,	December 31,
	2005	2004
0 to 60 days	66.7%	63.7%
61 to 150 days	16.3%	18.3%
151 to 360 days	7.0%	7.4%
Over 360 days	10.0%	10.6%

Total	100.0%	100.0%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	As of
	March 31,	December 31,
	2005	2004
Insured receivables	71%	69%
Self-pay receivables	29%	31%

Total	100%	100%

Although we do not specifically maintain information for individual categories of self-pay, as disclosed in our Form 10-K for the year ended December 31, 2004, as a component of total self-pay receivables, we estimate that uninsured self-pay receivables are approximately 45% to 50%, patient deductibles and co-insurance after third-party insurance payments are approximately 40% to 45%, and those insured patients billed directly because their insurance has not paid are approximately 5% to 10%. Those accounts that are being billed directly to patients because their third-party insurance coverage has not paid are reclassified to self-pay receivables from insured receivables generally after 60 days from discharge in order to bill the patients directly and get them involved in assisting with the collection process from their third-party insurance company. None of these amounts represents a denial from commercial or other third-party payors. We estimate, on a historical basis, the uncollected portion of self-pay receivables related to co-insurance, co-payments and deductibles range from 35% to 40% and the uncollected portion of self-pay receivables related to uninsured patients range from 80% to 90%. Additionally, we estimate the uncollected portion of self-pay receivables related to insured patients billed directly is insignificant. In the aggregate at March 31, 2005, we expect the uncollectible portion of all self-pay receivables, before recoveries of accounts previously written-off, to be approximately 60% to 70%. The allowance for doubtful accounts as reported in the condensed consolidated financial statements at March 31, 2005 represents approximately 55% of self-pay receivables as described above net of allowances for other discounts.

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

Recent Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the Securities Exchange Commision (“SEC”) delayed adoption of SFAS 123R for certain registrants to the first annual period beginning after July 1, 2005. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123R, beginning January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R as well as related guidance recently issued by the SEC. We expect that the adoption of SFAS No. 123R will have an impact on our consolidated results of operations and earnings per share, however we have not yet determined the method of adoption or the effect of adopting SFAS No. 123R.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as ‘‘expects,’’ ‘‘anticipates,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘thinks,’’ and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	general economic and business conditions, both nationally and in the regions in which we operate;

•	demographic changes;

•	existing governmental regulations and changes in, or the failure to comply with, governmental regulations;

•	legislative proposals for healthcare reform;

•	the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which includes specific reimbursement changes for small urban and non-urban hospitals;

•	our ability, where appropriate, to enter into managed care provider arrangements and the terms of these arrangements;

•	changes in inpatient or outpatient Medicare and Medicaid payment levels;

•	uncertainty with the Health Insurance Portability and Accountability Act of 1996 regulations;

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply cost due to market pressure from pharmaceutical companies and new product releases;

•	liability and other claims asserted against us; including self-insured malpractice claims;

•	competition;

•	our ability to attract and retain qualified personnel, key management, physicians, nurses, and other healthcare workers;

•	trends toward treatment of patients in less acute or specialty healthcare settings including ambulatory surgery centers or specialty hospitals;

•	changes in medical or other technology;

•	changes in generally accepted accounting principles;

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to successfully acquire and integrate additional hospitals;

•	our ability to obtain adequate levels of general and professional liability insurance;

•	potential adverse impact of known and unknown government investigations;

•	timeliness of reimbursement payments received under government programs; and

•	the other risk factors set forth in our public filings with the Securities and Exchange Commission.

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

A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $2 million for the three months ended March 31, 2005.

Item 4: Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are adequately designed to ensure that the information required to be included in this report has been recorded, processed, summarized and reported on in a timely basis. There have been no significant changes in our internal controls over financial reporting during the quarter covered by this report, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In May 2004, the relator in U.S. ex rel. Bledsoe v Community Health Systems, Inc. filed an amended complaint alleging fraud involving Medicare billing at White County Community Hospital. We have renewed our motion to dismiss these allegations and will continue to vigorously defend this case. We then filed a renewed motion to dismiss the amended complaint. On January 6, 2005, the District Court dismissed with prejudice the bulk of the relator’s allegations. The only remaining allegations involve a handful of 1997-98 charges at White County. The relator has not indicated whether he will continue to pursue these remaining allegations. If so, we will continue to vigorously defend this case.

On July 12, 2004, the U.S. District Court for the Central District of California unsealed a qui tam complaint against the Company, U.S. ex rel. Desert Valley Charitable Foundation v Community Health Systems, CV 03-04610. This complaint alleged that, in connection with Barstow Community Hospital, we submitted false claims that violate the Medicare rules and regulations, but provided no additional detail concerning the nature of its allegations. The Government declined to intervene in relator’s lawsuit and the court granted our motion to dismiss on November 24, 2004. However, the court also gave the relator an opportunity to file an amended complaint within twenty (20) days. The relator filed an amended complaint which alleged improper billing of routine supplies, certain respiratory services, and imaging services allegedly resulting in unbundling, double and excess charges and billing for services never provided. We believe that this is baseless litigation arising from an existing commercial dispute with an affiliate of the relator, and are vigorously defending this lawsuit.

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

On December 1, 2004, an article was published in an Illinois newspaper stating that five people filed a class action lawsuit against Gateway Regional Medical Center, one of our hospitals, claiming that it charged uninsured and underinsured patients more than fully insured patients. On April 8, 2005, we were served with a first amended complaint in this matter, styled Chronister, et al. vs. Granite City Illinois Hospital Company, LLC d/b/a Gateway Regional Medical Center. The complaint seeks class action status on behalf of the uninsured patients treated at Gateway Regional Medical Center and alleges statutory, common law, and consumer fraud in the manner in which the hospital bills and collects for the services rendered to uninsured patients. As with the other similar cases, we intend to vigorously defend this case.

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

Item 2. Changes in Securities and Use of Proceeds

On January 23, 2003, we announced an open market share repurchase program for a maximum of five million shares of our common stock. The repurchase program commenced immediately and will conclude at the earlier of three years or when the maximum number of shares have been repurchased or the maximum dollar amount of purchases of shares has been reached. Through March 31, 2005, we have repurchased 923,100 shares at a weighted average price of $20.64 per share. There were 133,100 shares repurchased under this program during the three months ended March 31, 2005. The maximum number of shares that may yet be purchased under the open market share repurchase program is 4,076,900, or the remaining maximum dollar amount of shares that may still be purchased under our credit agreement cannot exceed $195.6 million.

The following table contains information about our purchases of our common stock during the first quarter of 2005.

			Total	Maximum
			Number	Number of
			of Shares	Shares
			Purchased as	that
			Part of	May Yet Be
	Total		Publicly	Purchased
	Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid Per Share	Programs	Programs
January 1, 2005 - January 31, 2005	—	—	—	4,210,000
February 1, 2005 - February 28, 2005	—	—	—	4,210,000
March 1, 2005 - March 31, 2005	133,100	32.94	923,100	4,076,900

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

Date: April 29, 2005	COMMUNITY HEALTH SYSTEMS, INC.
(Registrant)

	By:	/s/ Wayne T. Smith

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