Form 10-Q
period 2005-06-30
COMMUNITY HEALTH SYSTEMS INC
filed 2005-07-29
CIK 1108109

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005
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
Yes ☑            No ☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ No ☐
As of July 20, 2005, there were outstanding 89,716,420 shares of the Registrant’s Common Stock, $.01 par value.

Community Health Systems, Inc.
Form 10-Q
For the Three and Six Months Ended June 30, 2005

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$272,364	$82,498
Patient accounts receivable, net of allowance for doubtful accounts of $300,313 and $286,094 at June 30, 2005 and December 31, 2004, respectively	614,644	597,261
Supplies	88,635	88,267
Prepaid expenses and taxes	29,653	30,483
Other current assets	16,253	16,940

Total current assets	1,021,549	815,449

Property and equipment	1,945,942	1,924,843
Less accumulated depreciation and amortization	(461,473)	(440,295)

Property and equipment, net	1,484,469	1,484,548

Goodwill	1,217,513	1,213,783

Other assets, net	124,640	118,828

Total assets	$3,848,171	$3,632,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$22,831	$26,867
Accounts payable	147,396	162,638
Current income taxes payable	27,120	2,807
Deferred income taxes	1,301	1,301
Accrued interest	7,782	7,693
Accrued liabilities	229,598	161,053

Total current liabilities	436,028	362,359

Long-term debt	1,791,221	1,804,868

Deferred income taxes	142,260	142,260

Other long-term liabilities	115,540	83,130

Stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 91,194,637 shares issued and 90,219,088 shares outstanding at June 30, 2005 and 88,591,733 shares issued and 87,616,184 shares outstanding at December 31, 2004	912	886
Additional paid-in capital	1,109,052	1,047,888
Treasury stock, at cost, 975,549 shares at June 30, 2005 and December 31, 2004	(6,678)	(6,678)
Unearned stock compensation	(16,177)	—
Accumulated other comprehensive income	7,648	6,046
Retained earnings	268,365	191,849

Total stockholders’ equity	1,363,122	1,239,991

Total liabilities and stockholders’ equity	$3,848,171	$3,632,608

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net operating revenues	$918,718	$771,108	$1,826,981	$1,551,067

Operating costs and expenses:
Salaries and benefits	365,097	309,062	725,330	620,929
Provision for bad debts	91,582	76,296	184,633	156,217
Supplies	110,429	92,241	223,085	186,641
Other operating expenses	189,446	155,928	367,510	307,220
Rent	22,012	18,755	42,489	37,062
Depreciation and amortization	40,483	36,143	80,280	72,046
Minority interest in earnings	1,117	768	2,004	1,354

Total operating costs and expenses	820,166	689,193	1,625,331	1,381,469

Income from operations	98,552	81,915	201,650	169,598
Interest expense, net	23,012	17,763	45,793	35,810

Income from continuing operations before income taxes	75,540	64,152	155,857	133,788
Provision for income taxes	29,390	25,346	60,628	52,785

Income from continuing operations	46,150	38,806	95,229	81,003

Discontinued operations, net of taxes:
Loss from operations of hospitals sold and held for sale	(1,151)	(367)	(6,624)	(1,838)
Loss on sale of hospitals	—	—	(7,618)	—
Impairment of long-lived assets of hospital held for sale	(4,471)	—	(4,471)	—

Loss on discontinued operations	(5,622)	(367)	(18,713)	(1,838)

Net income	$40,528	$38,439	$76,516	$79,165

Income from continuing operations per common share:
Basic	$0.52	$0.39	$1.08	$0.82

Diluted	$0.49	$0.38	$1.01	$0.78

Net income per common share:
Basic	$0.45	$0.39	$0.86	$0.80

Diluted	$0.43	$0.37	$0.82	$0.77

Weighted-average number of shares outstanding:
Basic	89,149,815	98,779,918	88,543,170	98,744,091

Diluted	99,328,929	108,999,363	98,713,101	109,069,142

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
Cash flows from operating activities
Net income	$76,516	$79,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	81,880	77,157
Minority interest in earnings	2,004	1,008
Stock compensation expense	1,984	2
Impairment of hospital held for sale	6,718	—
Loss on sale of hospitals	6,295	—
Other non-cash expenses, net	(511)	(91)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(16,717)	8,335
Supplies, prepaid expenses and other current assets	(649)	(10,491)
Accounts payable, accrued liabilities and income taxes	90,867	36,411
Other	28,009	14,489

Net cash provided by operating activities	276,396	205,985

Cash flows from investing activities
Acquistions of facilities and other related equipment	(45,813)	(5,290)
Purchases of property and equipment	(76,735)	(83,143)
Sale of hospitals	51,861	—
Proceeds from sale of equipment	2,155	976
Increase in other assets	(22,079)	(14,852)

Net cash used in investing activities	(90,611)	(102,309)

Cash flows from financing activities
Proceeds from exercise of stock options	35,900	1,902
Stock repurchases	(11,214)	—
Deferred financing costs	(991)	—
Proceeds from minority investments in joint ventures	1,383	—
Redemption of minority investments in joint ventures	(317)	(1,945)
Distributions to minority investors in joint ventures	(979)	(616)
Borrowings under credit agreement	—	45,640
Repayments of long-term indebtedness	(19,701)	(146,383)

Net cash provided by (used in) financing activities	4,081	(101,402)

Net change in cash and cash equivalents	189,866	2,274

Cash and cash equivalents at beginning of period	82,498	16,331

Cash and cash equivalents at end of period	$272,364	$18,605

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. ACCOUNTING FOR STOCK-BASED COMPENSATION
Community Health Systems, Inc. and its subsidiaries (the “Company”) accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost is measured as the excess of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Stock options issued by the Company have an exercise price equal to the closing market price on the date of grant. Accordingly, no compensation expense has been recognized for stock options in the Company’s condensed consolidated statements of income. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans; however, it allows an entity to continue to measure compensation for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25. The Company has elected to continue to measure compensation under the method of accounting discussed above, and has adopted the disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosures — an amendment of FASB Statement No. 123.”
Had the fair value based method under SFAS No. 123 been used to value stock options granted and compensation expense recognized on a straight line basis over the vesting period of the grant, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income:	$40,528	$38,439	$76,516	$79,165

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	2,205	1,727	4,040	3,490

Pro-forma net income	$38,323	$36,712	$72,476	$75,675

Net income per share:

Basic — as reported	$0.45	$0.39	$0.86	$0.80

Basic — pro-forma	$0.43	$0.37	$0.82	$0.77

Diluted — as reported	$0.43	$0.37	$0.82	$0.77

Diluted — pro-forma	$0.41	$0.36	$0.78	$0.73

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
Under the Director’s Fee Deferral Plan, the Company’s outside directors may elect to receive share equivalent units in lieu of cash for their director’s fee. These units are held in the plan until the director electing to receive the share equivalent units retires or otherwise terminates his/her directorship with the Company. Share equivalent units are converted to shares of common stock of the Company at time of distribution. For the three and six months ended June 30, 2005, $44,750 and $94,500 of directors’ fees earned were elected to be deferred pursuant to the plan. Fees deferred during the three months ended June 30, 2005 were converted into 1,184 units in the plan at a price of $37.79, which equaled the closing market price of the Company’s common stock on June 30, 2005.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of the Company as of and for the three and six month periods ended June 30, 2005 and June 30, 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2005. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 contained in the Company’s Annual Report on Form 10-K. Certain prior-period balances in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period’s presentation of financial information. These reclassifications are primarily for discontinued operations as described in Note 5.
3. COST OF REVENUE
The majority of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs, which were $16.9 million and $13.2 million for the three month periods ended June 30, 2005 and 2004, respectively, and $31.2 million and $24.3 million for the six month periods ended June 30, 2005 and 2004, respectively.
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
On March 1, 2005, the Company completed the acquisition of an 85% controlling interest in Chestnut Hill Hospital, a 222 bed hospital located in Philadelphia, Pennsylvania. The aggregate consideration for the hospital totaled approximately $30.2 million, of which $17.0 million was paid in cash and $13.2 million was assumed in liabilities.
Effective March 31, 2005, the Company sold The King’s Daughters Hospital, a 137 bed facility located in Greenville, Mississippi, to Delta Regional Medical Center also located in Greenville, Mississippi. In a separate transaction, also effective March 31, 2005, the Company sold Troy Regional Medical Center, a 97 bed facility located in Troy, Alabama, Lakeview Community Hospital, a 74 bed facility located in Eufaula, Alabama and Northeast Medical Center, a 75 bed facility located in Bonham, Texas to Attentus Healthcare Company of Brentwood, Tennessee. The aggregate sales price for these four hospitals was approximately $51.9 million and was received in cash.
On June 30, 2005, the Company completed the acquisition, through a capital lease transaction, of Bedford County Medical Center, a 104 bed hospital located in Shelbyville, Tennessee. The aggregate consideration for this hospital totaled approximately $20.5 million, of which $18.2 million was paid in cash and $2.3 million was assumed in liabilities. Pursuant to this agreement we are required to build a replacement hospital by June 30, 2009.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. ACQUISITIONS AND DIVESTITURES (Continued)
In addition, as part of the Company’s ongoing strategic review, the Company decided during the second quarter of 2005 to market one of its Texas hospitals for sale. The Company anticipates this sale will be completed within the next twelve months.
In connection with the above transactions and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the results of operations of Randolph County Medical Center, Sabine Medical Center, Scott County Hospital, The King’s Daughters Hospital, Troy Regional Medical Center, Lakeview Community Hospital and Northeast Medical Center as discontinued operations in the accompanying condensed consolidated statements of income. The results of operations of the hospital being marketed for sale have also been classified as discontinued operations in the accompanying condensed consolidated statements of income and the related assets have been classified as held for sale and included in other assets net in the accompanying condensed consolidated balance sheet as of June 30, 2005.
The condensed consolidated statements of income for each prior period presented have also been restated to reflect the classification of these eight hospitals as discontinued operations.
Net operating revenues and loss from discontinued operations reported for the eight hospitals in discontinued operations for the three and six month periods ended June 30, 2005 and 2004 are as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net operating revenues	$5,701	$42,561	$39,512	$84,978

Loss from operations before income taxes	$(1,770)	$(511)	$(10,169)	$(2,720)
Loss on sale of hospitals	—	—	(6,295)	—
Impairment of long-lived assets of hospital held for sale	(6,718)	—	(6,718)	—

Loss from discontinued operations, before taxes	(8,488)	(511)	(23,182)	(2,720)
Income tax benefit	2,866	144	4,469	882

Loss from discontinued operations, net of tax	$(5,622)	$(367)	$(18,713)	$(1,838)

The computation of the loss from discontinued operations, before taxes, for the six months ended June 30, 2005 includes $51.5 million of tangible assets and $17.1 million of goodwill at the four hospitals sold during the three months ended March 31, 2005 and one hospital designated as held for sale in the second quarter 2005.
Assets and liabilities of the hospitals classified as discontinued operations included in the accompanying condensed consolidated balance sheets as of June 30, 2005 and December 31, 2004 are as follows:

	June 30,	December 31,
	2005	2004
	(in thousands)
Current assets	$10,389	$32,960
Property and equipment	—	51,136
Other assets	3,000	3,915
Current liabilities	(7,069)	(9,553)

Net assets	$6,320	$78,458

6. RECENT ACCOUNTING PRONOUNCEMENT
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supercedes APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the SEC delayed adoption of SFAS 123R for certain registrants, including the Company, to the first annual

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. RECENT ACCOUNTING PRONOUNCEMENT (Continued)
period beginning after July 1, 2005. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in the Company’s pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. The Company is required to adopt SFAS No. 123R beginning January 1, 2006. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards that subsequently vest or are modified after the beginning of the first quarter of adoption of SFAS No. 123R. The retroactive methods would record compensation expense for all unvested stock options and share awards that subsequently vest or are modified after the beginning of the first period restated. The Company is evaluating the requirements of SFAS No. 123R, as well as related guidance recently issued by the SEC. The Company expects that the adoption of SFAS No. 123R will have an impact on its consolidated results of operations and earnings per share; however, the Company has not yet determined the method of adoption or the effect of adopting SFAS No. 123R.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended June 30, 2005, are as follows (in thousands):

Balance as of December 31, 2004	$1,213,783
Goodwill acquired as part of acquisitions during 2005	20,579
Consideration adjustments and finalization of purchase price allocations for acquisitions completed prior to 2005	244
Goodwill written off as part of sale of hospitals during 2005	(17,093)

Balance as of June 30, 2005	$1,217,513

The Company completed its most recent annual goodwill impairment test as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” using a measurement date of September 30, 2004. Based on the results of the impairment test, the Company was not required to recognize an impairment of goodwill in 2004.
The gross carrying amount of the Company’s other intangible assets was $10.7 million at June 30, 2005 and $9.8 million at December 31, 2004, and the net carrying amount was $7.0 million at June 30, 2005 and $6.7 million at December 31, 2004. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets.
The weighted average amortization period for the intangible assets subject to amortization is approximately seven years. There are no expected residual values related to these intangible assets. Amortization expense on intangible assets during each of the three and six months ended June 30, 2005 and June 30, 2004 was $0.3 and $0.6 million, respectively. Amortization expense on intangible assets is estimated to be $0.6 million for the remainder of 2005, $0.9 million in 2006, $0.8 million in 2007, $0.7 million in 2008, $0.7 million in 2009, and $0.7 million in 2010.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted income from continuing operations per share (in thousands, except share and per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Numerator:
Income from continuing operations	$46,150	$38,806	$95,229	$81,003
Interest, net of taxes on 4.25% convertible notes	2,189	2,189	4,378	4,378

Adjusted income from continuing operations	$48,339	$40,995	$99,607	$85,381

Denominator:
Weighted-average number of shares outstanding — basic	89,149,815	98,779,918	88,543,170	98,744,091
Unvested common shares	—	31,276	—	31,276
Effect of dilutive securities:
Stock-based awards	1,597,038	1,606,093	1,587,855	1,711,699
Convertible notes	8,582,076	8,582,076	8,582,076	8,582,076

Weighted-average number of shares — diluted	99,328,929	108,999,363	98,713,101	109,069,142

Basic income from continuing operations per share	$0.52	$0.39	$1.08	$0.82

Diluted income from continuing operations per share	$0.49	$0.38	$1.01	$0.78

There were 301,100 stock options at June 30, 2004, not included in the computation of earnings per share because their effect was antidilutive. At June 30, 2005 there were no antidilutive stock options.
Since the net income per share impact of the conversion of the convertible notes is less than the basic net income per share for each of the three and six months ended June 30, 2005 and June 30, 2004, the convertible notes are dilutive and accordingly must be included in the fully diluted calculation.
9. STOCKHOLDERS’ EQUITY
On January 23, 2003, the Company announced an open market share repurchase program for a maximum of five million shares of its common stock. The repurchase program commenced immediately and will conclude at the earlier of three years or when the maximum number of shares have been repurchased. Through June 30, 2005, the Company had repurchased 1,112,500 shares at a weighted average price of $23.26 per share. The maximum number of shares that may still be purchased under the open market share repurchase program is 3,887,500. The remaining maximum dollar amount of shares that is permitted to be purchased under the Company’s Credit Agreement is $188.8 million.
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

COMMUNITY HEALTHSYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. COMPREHENSIVE INCOME
The following table presents the components of comprehensive income, net of related taxes. The net change in fair value of interest rate swap agreements is a function of the spread between the fixed interest rate of the swap and the underlying variable interest rate (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net income	$40,528	$38,439	$76,516	$79,165
Net change in fair value of interest rate swap	(3,925)	11,359	1,602	6,536

Comprehensive income	$36,603	$49,798	$78,118	$85,701

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
On July 8, 2005, the Company entered into an amendment to the senior secured credit facility. The amendment provides the Company with additional flexibility to prepay, redeem, defease or acquire the Company’s $287.5 million 4.25% Convertible Subordinated Notes, which are due in 2008, but become callable on October 15, 2005. The amendment gives the Company the ability, subject to certain conditions, to use cash and/or revolver borrowings to prepay, redeem, defease or acquire such convertible notes. The amendment also extends the 1% prepayment premium for optional prepayments of the term loans in connection with a repricing of the term loans from the first anniversary to the second anniversary of the Credit Agreement, or August 19, 2006.
As of June 30, 2005, the Company’s availability for additional borrowings under its revolving credit facility was $425 million, of which $27 million was set aside for outstanding letters of credit. The Company also has the ability to add up to $200 million of borrowing capacity from receivable transactions (including securitizations) under its senior secured credit facility which has not yet been accessed. The Company also has the ability to amend the senior secured credit facility to provide for one or more tranches of term loans in an aggregate principal amount of $400 million, which the Company has not yet accessed. As of June 30, 2005, the Company’s weighted average interest rate under its credit facility was 5.6%.
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
Executive Overview
We are the largest non-urban provider of general hospital healthcare services in the United States in terms of number of facilities. We generate revenue by providing a broad range of general hospital healthcare services to patients in the communities in which we are located. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For the quarter ended June 30, 2005, we generated $918.7 million in net operating revenues, a growth of 19.1 % over the second quarter of 2004, $46.2 million in income from continuing operations, a growth of 18.9% over the second quarter of 2004, and $40.5 million of net income, a growth of 5.4% over the second quarter of 2004. The growth in net income for the second quarter of 2005 was offset by the $5.3 million increase in losses from discontinued operations. For the six months ended June 30, 2005, we generated $1.8 billion in net operating revenues, a growth of 17.8% over the six months ended June 30, 2004, $95.2 million in income from continuing operations, a growth of 17.6% over the six months ended June 30, 2004, and $76.5 million of net income, a decrease of 3.3% over the six months ended June 30, 2004, resulting from the loss on discontinued operations which increased $16.9 million over the six months ended June 30, 2004.
Admissions at hospitals owned throughout both periods increased 0.3% during the three month period ended June 30, 2005 and 2.2% during the six month period ended June 30, 2005, as compared to the same period in the prior year, and adjusted admissions for those same hospitals increased 1.3% during the three month period ended June 30, 2005 and 2.0% during the six month period ended June 30, 2005.
We have continued to generate strong cash flows as evidenced by the $276.4 million of operating cash flow generated for the six months ended June 30, 2005, an increase of 34% over the same period in the prior year. This increase in cash flows is the result primarily of our growth in income from continuing operations, improvements in the collections of accounts receivable at hospitals owned throughout both periods and the timing of payments for certain liabilities. We anticipate that cash payments for income taxes for the remaining six months of 2005 will be approximately $59.5 million which represents an increase of $14.9 million as compared to the same six month period of 2004.
Consistent with the execution of our operating strategy and our efforts to maximize shareholder value, we acquired one hospital and decided to designate one hospital for sale during the quarter ended June 30, 2005. From time to time we may consider hospitals for disposition if we determine their operating results or potential growth no longer meet our strategic objectives. This was the case for the hospitals sold and for the hospital where the lease expired pursuant to its terms during the quarter ended March 31, 2005 and for the hospital classified as held for sale during the quarter ended June 30, 2005.
As a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, additional disproportionate share payments began April 1, 2004. This did not have a measurable impact on us in the three months ended June 30, 2005 as compared to the prior year, but did increase reimbursement to us by approximately $3.3 million in the six months ended June 30, 2005 as compared to the six months ended June 30, 2004. The reimbursement improvement from the change in the labor-related share of the hospital diagnosis related group, or DRG, inpatient payment to which a wage index is applied provided for in this law was effective October 1, 2004 and increased reimbursement to us, as compared to the prior year period, by approximately $1.3 million during the three month period ended June 30, 2005 and $2.6 million for the six months ended June 30, 2005. Also, under this law, since all of our hospitals submitted patient quality data to CMS, DRG payment rates were increased by the full Market Basket Index of 3.3% on October 31, 2004, and the reimbursement improvement from this increased rate, as compared to the prior year period, was approximately $4.6 million during the three month period ended June 30, 2005 and $9.2 million for the six months ended June 30, 2005.

Sources of Consolidated Net Operating Revenue

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Medicare	31.6%	31.3%	32.6%	32.2%
Medicaid	11.8%	10.2%	10.4%	10.0%
Managed Care	24.8%	20.8%	24.1%	21.0%
Self-pay	10.6%	14.2%	11.7%	13.5%
Other third party payors	21.2%	23.5%	21.2%	23.3%

Total	100.0%	100.0%	100.0%	100.0%

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in the periods that these adjustments become known. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the three and six month periods ended June 30, 2005 and 2004.
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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004(a)	2005	2004(a)
	(expressed as a percentage of net operating revenues)
Net operating revenues	100.0	100.0	100.0	100.0
Operating expenses (b)	(84.7)	(84.6)	(84.5)	(84.3)
Depreciation and amortization	(4.5)	(4.7)	(4.4)	(4.7)
Minority interest in earnings	(0.1)	(0.1)	(0.1)	(0.1)

Income from operations	10.7	10.6	11.0	10.9
Interest expense, net	(2.5)	(2.3)	(2.5)	(2.3)

Income from continuing operations before income taxes	8.2	8.3	8.5	8.6
Provision for income taxes	(3.2)	(3.3)	(3.3)	(3.4)

Income from continuing operations	5.0	5.0	5.2	5.2
Loss on discontinued operations	(0.6)	—	(1.0)	(0.1)

Net Income	4.4	5.0	4.2	5.1

	Three Months Ended	Six Months Ended
	June 30, 2005 (a)	June 30, 2005 (a)
	(expressed in percentages)
Percentage increase (decrease) from same period prior year:
Net operating revenues	19.1	17.8
Admissions	8.8	9.7
Adjusted admissions (c)	10.4	9.9
Average length of stay	—	2.4
Net Income (e)	5.4	(3.3)

Same-hospitals percentage increase from same period prior year (d):
Net operating revenues	9.3	9.0
Admissions	0.3	2.2
Adjusted admissions (c)	1.3	2.0

(a)	Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have restated our prior period financial statements and statistical results to reflect the reclassification as discontinued operations six hospitals which were sold, one hospital where the lease expired and one hospital designated as held for sale.

(b)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent, and other operating expenses.

(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Includes acquired hospitals to the extent we operated them during comparable periods in both years.

(e)	Includes loss from operations, loss on sale of discontinued hospitals and loss on impairment of assets of the hospital held for sale.
Three months Ended June 30, 2005 Compared to Three months Ended June 30, 2004
Net operating revenues increased by 19.1% to $918.7 million for the three months ended June 30, 2005, from $771.1 million for the three months ended June 30, 2004. Of the $147.6 million increase in net operating revenues, the two hospitals we acquired in the third quarter of 2004 and the hospital acquired in the first quarter 2005, which are not yet included in same-store revenues, contributed approximately $75.9 million, and hospitals we owned throughout both periods contributed approximately $71.7 million, an increase of 9.3%. Of the increase from hospitals owned throughout both periods, approximately 8.0% was attributable to rate increases, payor mix and the acuity level of services provided and approximately 1.3% was attributable to volume increases.

Inpatient admissions increased by 8.8%. Adjusted admissions increased by 10.4%. On a same-store basis, inpatient admissions increased by 0.3% and same store adjusted admissions increased by 1.3%. The increase in volume at our hospitals was offset by recent service closures, short-stay admissions at four hospitals being provided as outpatient services and the lingering effects of the third quarter 2004 hurricanes on two of our facilities. With respect to consolidated admissions, approximately 7.8% of admissions were from newly acquired hospitals. On a same store basis, net inpatient revenues increased by 10.5% and net outpatient revenues increased by 8.5%. Consolidated average length of stay and same-store average length of stay remained unchanged at 4.1 days.
Operating expenses, as a percentage of net operating revenues, increased from 84.6% for the three months ended June 30, 2004 to 84.7% for the three months ended June 30, 2005. Salaries and benefits, as a percentage of net operating revenues, decreased from 40.1% for the three months ended June 30, 2004, to 39.7% for the three months ended June 30, 2005, primarily as a result of improvements at hospitals owned throughout both periods. Provision for bad debts, as a percentage of net revenues, increased 0.1% to 10.0% for the three months ended June 30, 2005 compared to June 30, 2004. Supplies, as a percentage of net operating revenues, remained unchanged at 12.0% for the three months ended June 30, 2005 and June 30, 2004. Rent and other operating expenses, as a percentage of net operating revenues, increased from 22.6% for the three months ended June 30, 2004, to 23.0% for the three months ended June 30, 2005 primarily as a result of an increase in purchased services and business taxes as a percentage of net revenues. Income from continuing operations margin remained unchanged at 5.0% for the three months ended June 30, 2005 and June 30, 2004. Net income margins decreased from 5.0% for the three months ended June 30, 2004 to 4.4% for the three months ended June 30, 2005, primarily due to the operations of those hospitals classified as discontinued operations along with the impairment on assets of the hospital held for sale. On a same-store basis, income from operations as a percentage of net operating revenues increased from 10.7% for the three months ended June 30, 2004 to 11.3% for the three months ended June 30, 2005.
Depreciation and amortization increased by $4.3 million from $36.1 million for the three months ended June 30, 2004 to $40.5 million for the three months ended June 30, 2005. The hospitals acquired in the third quarter of 2004 and the hospital acquired in the first quarter of 2005, accounted for $2.8 million of the increase, and capital expenditures at our other facilities account for the remaining $1.5 million.
Interest expense, net, increased by $5.2 million from $17.8 million for the three months ended June 30, 2004, to $23.0 million for the three months ended June 30, 2005. An increase in our average outstanding debt during the three months ended June 30, 2005 as compared to the three months ended June 30, 2004, due primarily to borrowings in the third quarter of 2004 to make acquisitions and the sale of $300 million 6.5% senior subordinated notes in December 2004, accounted for a $4.9 million increase. The remaining increase of $0.3 million resulted from an increase in interest rates during the three months ended June 30, 2005, as compared to the three months ended June 30, 2004.
Income from continuing operations before income taxes increased $11.4 million from $64.2 million for the three months ended June 30, 2004 to $75.5 million for the three months ended June 30, 2005, as a result of an increase in admissions and increased reimbursement as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
Provision for income taxes increased from $25.3 million for the three months ended June 30, 2004, to $29.4 million for the three months ended June 30, 2005 due to the continued growth in net revenue and resulting increase in income from continuing operations, before income taxes.
Net income was $40.5 million for the three months ended June 30, 2005 compared to $38.4 million for the three months ended June 30, 2004, a decrease of 5.4%. The decrease is due to the deterioration of operations at those hospitals included in discontinued operations and the impairment on assets of the hospital held for sale.
Six months Ended June 30, 2005 Compared to Six months Ended June 30, 2004
Net operating revenues increased by 17.8% to $1,827.0 million for the six months ended June 30, 2005, from $1,551.1 million for the six months ended June 30, 2004. Of the $275.9 million increase in net operating revenues, the two hospitals we acquired in the third quarter of 2004 and the hospital acquired in the first quarter 2005, which are not yet included in same-store revenues, contributed approximately $136.1 million, and hospitals we owned throughout both periods contributed approximately $139.8 million, an increase of 9.0%. Of the increase from hospitals owned throughout both periods, approximately 7.0% was attributable to rate increases, payor mix and the acuity level of services provided and approximately 2.0% was attributable to volume increases.
Inpatient admissions increased by 9.7%. Adjusted admissions increased by 9.9%. On a same-store basis, inpatient admissions increased by 2.2% and same store adjusted admissions increased by 2.0%. Contributing to the increase in volume at our hospitals were an increase in flu admissions and respiratory illness-related admissions in the first quarter, offset by the loss of one day in 2005 as 2004 was a leap year, recent service closures, short-stay admissions at four hospitals being used to provide outpatient services and the lingering effects of the third quarter 2004 hurricanes on two of our facilities. With respect to consolidated admissions, approximately 6.9% of admissions were from newly acquired hospitals. On a same store basis, net inpatient revenues increased by 10.4% and net outpatient revenues increased by 8.1%. Both consolidated and same-store average length of stay increased to 4.2 days for the six months ended June 30, 2005, from 4.1 days for the six months ended June 30, 2004.
Operating expenses, as a percentage of net operating revenues, increased from 84.3% for the six months ended June 30, 2004 to 84.5% for the six months ended June 30, 2005. Salaries and benefits, as a percentage of net operating revenues, decreased from 40.0% for the six months ended June 30, 2004, to 39.7% for the six months ended June 30, 2005, primarily as a result of improvements at hospitals owned throughout both periods. Provision for bad debts, as a percentage of net revenues, remained unchanged at 10.1% for the six months ended June 30, 2005 and June 30, 2004. Supplies, as a percentage of net operating revenues, increased from 12.0% for the six months ended June 30, 2004 to 12.2% for the six months ended June 30, 2005, primarily as a result of the higher supply costs prevalent in the acquisitions made in the third quarter of 2004 and the one acquisition in first quarter 2005. Rent and other operating expenses, as a percentage of net operating revenues, increased from 21.9% for the six months ended June 30, 2004, to 22.5% for the six months ended June 30, 2005 primarily as a result of an increase in business taxes. Income from continuing operations margin remained unchanged at 5.2% for the six months ended June 30, 2005 and June 30, 2004. Net income margins decreased from 5.1% for the six months ended June 30, 2004 to 4.2% for the six months ended June 30, 2005, primarily due to the operations of those hospitals classified as discontinued operations along with the loss on sale and impairment on assets of the hospital held for sale associated with those hospitals. On a same-store basis, income from operations as a percentage of net operating revenues increased from 10.9% for the six months ended June 30, 2004 to 11.5% for the six months ended June 30, 2005.
Depreciation and amortization increased by $8.2 million from $72.0 million for the six months ended June 30, 2004 to $80.3 million for the six months ended June 30, 2005. The hospitals acquired in the third quarter of 2004 and the hospital acquired in the first quarter of 2005, accounted for $4.9 million of the increase, and capital expenditures at our other facilities account for the remaining $3.3 million.
Interest expense, net, increased by $10.0 million from $35.8 million for the six months ended June 30, 2004, to $45.8 million for the six months ended June 30, 2005. An increase in our average outstanding debt during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004, was due primarily to borrowings in the third quarter of 2004 to make acquisitions and the sale of $300 million 6.5% senior subordinated notes in December 2004, accounted for a $9.2 million increase. The remaining increase of $0.8 million resulted from an increase in interest rates during the six months ended June 30, 2005, as compared to the six months ended June 30, 2004.
Income from continuing operations before income taxes increased $22.1 million from $133.8 million for the six months ended June 30, 2004 to $155.9 million for the six months ended June 30, 2005, as a result of an increase in admissions and increased reimbursement as a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
Provision for income taxes increased from $52.8 million for the six months ended June 30, 2004, to $60.6 million for the six months ended June 30, 2005 due to the continued growth in net revenue and resulting increase in income from continuing operations, before income taxes.
Net income was $76.5 million for the six months ended June 30, 2005 compared to $79.2 million for the six months ended June 30, 2004, a decrease of 3.4%. The decrease is due to the deterioration of operations at those hospitals included in discontinued operations and the losses generated from the sale of those hospitals and the impairment on assets of the hospital held for sale. The loss on sale of discontinued hospitals is primarily the result of the write down on fixed assets and the write-off of goodwill allocated to the sold hospitals. Under Statement of Financial Accounting Standards No. 142, goodwill is allocated to the sale of any business based upon the fair value of that business relative to the fair value of its reporting unit.

Liquidity and Capital Resources
Net cash provided by operating activities increased $70.4 million to $276.4 million for the six months ended June 30, 2005 from $206.0 million for the six months ended June 30, 2004, an increase of 34.2%. This increase is due primarily to an incremental increase in income from continuing operations of $22.1 million, the timing of payments causing an increase of $42.5 million in compensation liabilities in excess of the increase in these liabilities during the six months ended June 30, 2004, and an incremental increase in our liability to third party payors of $23.6 million during the six months ended June 30, 2005 as compared to a decrease in this liability during the six months ended June 30, 2004, offset by a decrease in cash flows from accounts receivables of $25.1 million due to a reduction in approximately 3 days outstanding during the six month period ended June 30, 2004 to 60 days, as compared to the six month period ended June 30, 2005, during which we have maintained our days outstanding at approximately 60 days throughout the period. Changes in all other operating assets and liabilities increased cash a net of $7.3 million during the six months ended June 30, 2005 as compared to the six months ended June 30, 2004.
Capital Expenditures
Cash expenditures for purchases of facilities were $45.8 million for the six months ended June 30, 2005 and $5.3 for the six months ended June 30, 2004. The expenditures during the six months ended June 30, 2005, included $41.9 million for the acquisition of two hospitals, a surgery center in one of our current markets, and a physician practice in one of our current markets and $3.9 million for information systems and other equipment to integrate recently acquired hospitals. The expenditures for the six months ended June 30, 2004, include $2.7 million for the acquisition of a surgery center in one of our current markets and $2.6 million for information systems and other equipment to integrate recently acquired hospitals.
Excluding the cost to construct replacement hospitals, our capital expenditures for the six months ended June 30, 2005, totaled $75.5 million, compared to $70.5 million for the six months ended June 30, 2004. Costs to construct replacement hospitals totaled $1.2 million during the six months ended June 30, 2005 and $12.6 million for the six months ended June 30, 2004.
Pursuant to hospital purchase agreements in effect as of June 30, 2005, we are required to build a replacement facility by August 2008 as part of the acquisition in August 2003 of the Southside Regional Medical Center in Petersburg, Virginia and to build a replacement facility by June 30, 2009 as part of the June 2005 acquisition of Bedford County Medical Center in Shelbyville, Tennessee. Estimated construction costs, including equipment, for these two replacement facilities are approximately $151 million. In addition, as part of an acquisition in 2004, we committed to spend $90 million related to various commitments, primarily capital expenditures within eight years and as part of an acquisition in 2005, we committed to spend approximately $43 million related to capital expenditures, within seven years. Also, in 2005, we entered into an agreement with a developer to build and lease to us a new corporate headquarters. We will account for this project as if we own the assets and estimate construction costs over the next eighteen months to be approximately $35 million. We expect total capital expenditures of approximately $190 to $200 million for the year ending December 31, 2005, including approximately $179 to $188 million for renovation and equipment purchases (which includes amounts which are required to be expended pursuant to the terms of certain hospital purchase agreements) and approximately $11 to $12 million for construction and equipment cost of the current and recently completed replacement hospitals and construction of corporate headquarters.
Capital Resources
Net working capital was $585.5 million at June 30, 2005, compared to $453.1 million at December 31, 2004. The $132.4 million increase was attributable primarily to increases in cash and cash equivalents, accounts receivable and a decrease in accounts payable which reflect the timing of our collection and cash payments offset by the increase in income taxes payable, which is reflective of our increase in taxable income and the timing of periodic tax payments and accrued liabilities.
On August 19, 2004 and subsequently amended on December 16, 2004 and July 8, 2005, we entered into a $1.625 billion senior secured credit facility with a consortium of lenders. This facility replaced our previous credit facility and consists of a $1.2 billion term loan with a final maturity in 2011 (as opposed to 2010 under our previous facility) and a $425 million revolving tranche that matures in 2009. We may elect from time to time an interest rate per annum for the borrowings under the term loan, and revolving credit facility equal to (a) an alternate base rate, which will be equal to the greatest of (i) the Prime Rate; (ii) the Federal Funds Effective Rate plus 50 basis points (the “ABR”), plus (1) 75 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 175 basis points for the term loan and (2) the Eurodollar Applicable Margin for revolving credit loans. The applicable margin varies depending on the ratio of our total indebtedness to annual consolidated EBITDA, ranging from 0.25% to 1.25% for alternate base rate loans and from 1.25% to 2.25% for Eurodollar loans. We also pay a commitment fee for the daily average unused commitments under the revolving tranche. The commitment fee is based on a pricing grid depending on the Applicable Margin for Eurodollar revolving credit loans and ranges from 0.250% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, we will pay fees for each letter of credit issued under the credit facility. The purpose of the facility was to refinance our previous credit agreement, repay other indebtedness, and fund general corporate purposes including to declare and pay cash dividends to repurchase shares or make other distributions, subject to certain restrictions. As of June 30, 2005, our availability for additional borrowings under our revolving credit facility was $425 million, of which $27 million is set aside for outstanding letters of credit. We also have the ability to add up to $200 million of securitized debt and $400 million additional term loans under our agreement, which we have not yet accessed. As of June 30, 2005, our weighted average interest rate under our credit facility was 5.6%.
The terms of the credit facility include various restrictive covenants. These covenants include restrictions on additional indebtedness, liens, investments, asset sales, capital expenditures, sale and leasebacks, contingent obligations, transactions with affiliates, dividends and stock repurchases and fundamental changes. We would be required to amend the existing credit facility in order to pay dividends to our shareholders in excess of $200 million. The covenants also require maintenance of various ratios regarding consolidated total indebtedness, consolidated interest, and fixed charges.
We are currently a party to nine separate interest swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. Under one agreement, effective November 23, 2001 and expiring in November 2005, we pay interest at a fixed rate of 4.46%. This agreement has a $100 million notional amount of indebtedness. Under a second agreement, effective November 4, 2002, we pay interest at a fixed rate of 3.3% on $150 million notional amount of indebtedness. This agreement expires in November 2007. Under a third agreement, effective June 13, 2003, we pay interest at a fixed rate of 2.04% on $100 million notional amount of indebtedness. This agreement expires in June 2007. Under a fourth agreement, effective June 13, 2003, we pay interest at a fixed rate of 2.40% on $100 million notional amount of indebtedness. This agreement expires in June 2008. Under a fifth agreement, effective October 3, 2003, we pay interest at a fixed rate of 2.31% on $100 million notional amount of indebtedness. This agreement expires in October 2006. Under a sixth agreement, effective August 12, 2004, we pay interest at a fixed rate of 3.586% on $100 million notional amount of indebtedness. This agreement expires in August 2008. Under a seventh agreement, effective May 30, 2005, we pay interest at a fixed rate of 4.061% on $100 million notional amount of indebtedness. This agreement expires in May 2008. Under an eighth agreement, effective June 6, 2005, we pay interest at a fixed rate of 3.935% on $100 million notional amount of indebtedness. This agreement expires in June 2009. Under a ninth agreement, effective November 30, 2005, we will pay interest at a fixed rate of 4.3375% on $100 million notional amount of indebtedness. This agreement expires in November 2009. We received a variable rate of interest on each of these swaps based on the three-month London Inter-Bank Offer Rate (“LIBOR”), excluding the margin paid under the senior secured credit facility on a quarterly basis, which is currently 175 basis points for revolver loans and term loans under the senior secured credit facility. We also were a party to an interest swap agreement with $100 million notional amount of indebtedness and a fixed interest rate of 4.03% that expired in November 2004.
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
Off-balance sheet arrangements
Excluding the hospital where the lease expired pursuant to its terms in January 2005, included in our consolidated operating results for the six months ended June 30, 2005 and 2004, were $140.0 million and $133.6 million, respectively, of net operating revenue and $15.2 million and $14.8 million, respectively, of income from operations, generated from seven hospitals operated by us under operating lease arrangements. In accordance with generally accepted accounting principles, the respective assets and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet. Lease payments under these arrangements are included in rent expense when paid and totaled approximately $5.7 million for the six months ended June 30, 2005 and $5.1 million for the six months ended June 30, 2004. The current terms of these operating leases expire between June 2007 and December 2019, not including lease extensions that we have options to exercise. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.
In the past, we have utilized operating leases as a financing tool for obtaining the operations of specified hospitals without acquiring, through ownership, the related assets of the hospital and without a significant outlay of cash at the front end of the lease. We utilize the same management and operating strategies to improve operations at those hospitals held under operating leases as we do at those hospitals that we own. We have not entered into any operating leases for hospital operations since December 2000 other than renewing existing leases.
Joint Ventures
We have from time to time sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. Such was the case with the acquisition of Chestnut Hill Hospital in March 2005, in which we acquired an 85% interest with the remaining 15% interest owned by the University of Pennsylvania. The amount of minority interest in equity is included in other long-term liabilities and the minority interest in income or loss is recorded separately in the condensed consolidated statements of income. We do not believe these minority ownerships are material to our financial position or results of operations. The balance of minority interests included in long-term liabilities was $18.3 million as of June 30, 2005, and $8.6 million as of December 31, 2004, and the amount of minority interest in earnings was $1.1 million for the three months ended June 30, 2005 and $2.0 million for the six months ended June 30, 2005, and $0.8 million for the three months ended June 30, 2004 and $1.4 million for the six months ended June 30, 2004.
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
Allowance for Doubtful Accounts
Substantially all of our accounts receivable are related to providing healthcare services to our hospitals’ patients. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and outstanding patient balances for which the primary insurance payor has paid and the remaining outstanding balance (generally deductibles and co-payments) is owed by the patient. At the point of service, for patients required to make a co-payment, we generally collect less than 10% of the related revenue. For all procedures scheduled in advance, our policy is to verify insurance coverage prior to the date of the procedure. Insurance coverage is not verified in advance of procedures for walk-in and emergency room patients. Our estimate for the allowance for doubtful accounts is calculated by reserving as uncollectible all governmental and non-governmental accounts over 150 days from discharge. This method is monitored based on our historical cash collections experience as well as review for significant changes in payor mix and recent acquisitions or disposals. Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix that result in an increase in self-pay revenue, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable.
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
Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects the ongoing collection efforts within the Company and is consistent with industry practices. At June 30, 2005 and December 31, 2004, we had approximately $662 and $620 million respectively, being pursued by various outside collection agencies. We expect to collect less than 5%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. However, we take into consideration estimated collections of these amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.
Days revenue outstanding was 60 at June 30, 2005 and 63 at December 31, 2004, which is within our target range for days revenue outstanding of 60 – 65 days.

The following table is an aging of our gross (prior to allowances for contractual adjustments and doubtful accounts) accounts receivable (in thousands):

	Balance as of
	June 30, 2005		December 31, 2004
	0-150 days	Over 150 days	0-150 days	Over 150 days
Total gross accounts receivable	$1,501,861	$316,209	$1,379,481	$302,521

The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) summarized by aging categories is as follows:

	As of
	June 30,	December 31,
	2005	2004
0 to 60 days	63.1%	63.7%
61 to 150 days	19.5%	18.3%
151 to 360 days	7.1%	7.4%
Over 360 days	10.3%	10.6%

Total	100.0%	100.0%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	As of
	June 30,	December 31,
	2005	2004
Insured receivables	69%	69%
Self-pay receivables	31%	31%

Total	100%	100%

Although we do not specifically maintain information for individual categories of self-pay, as disclosed in our Form 10-K for the year ended December 31, 2004, as a component of total self-pay receivables, we estimate that uninsured self-pay receivables are approximately 45% to 50%, patient deductibles and co-insurance after third-party insurance payments are approximately 40% to 45%, and those insured patients billed directly because their insurance has not paid are approximately 5% to 10%. Those accounts that are being billed directly to patients because their third-party insurance coverage has not paid are reclassified to self-pay receivables from insured receivables generally after 60 days from discharge in order to bill the patients directly and get them involved in assisting with the collection process from their third-party insurance company. None of these amounts represents a denial from commercial or other third-party payors. We estimate, on a historical basis, the uncollected portion of self-pay receivables related to co-insurance, co-payments and deductibles range from 35% to 40% and the uncollected portion of self-pay receivables related to uninsured patients range from 80% to 90%. Additionally, we estimate the uncollected portion of self-pay receivables related to insured patients billed directly is insignificant. In the aggregate at June 30, 2005, we expect the uncollectible portion of all self-pay receivables, before recoveries of accounts previously written-off, to be approximately 60% to 70%. The allowance for doubtful accounts as reported in the condensed consolidated financial statements at June 30, 2005 represents approximately 55% of self-pay receivables as described above, net of allowances for other discounts.

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
The SFAS No. 142 goodwill impairment model requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimate the fair values of the related operations using both a debt free discounted cash flow model as well as an adjusted EBITDA multiple model. These models are both based on our best estimate of future revenues and operating costs, based primarily on historical performance and general market conditions, and are subject to review and approval by senior management and the Board of Directors. The cash flow forecasts are adjusted by an appropriate discount rate based on our weighted average cost of capital. We performed our initial evaluation, as required by SFAS No. 142, during the first quarter of 2002 and the annual evaluation as of each succeeding September 30. No impairment has been indicated by these evaluations. Estimates used to conduct the impairment review, including revenue and profitability projections or fair values, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.
Professional Liability Insurance Claims
We accrue for estimated losses resulting from professional liability claims. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections and is discounted to its net present value using a weighted average risk-free discount rate of 3.2% and 3.4% in 2004 and 2003, respectively. To the extent that subsequent claims information varies from management’s estimates, the liability is adjusted currently. Our insurance is underwritten on a “claims-made” basis. Prior to June 1, 2002, substantially all of our professional and general liability risks were subject to a $0.5 million per occurrence deductible; for claims reported from June 1, 2002 through June 1, 2003, these deductibles were $2.0 million per occurrence. Additional coverage above these deductibles was purchased through captive insurance companies in which we had a 7.5% minority ownership interest in each and to which the premiums paid by us represented less than 8% of the total premium revenues of each captive insurance company. Concurrently, with the formation of our own wholly-owned captive insurance company in June 2003, we terminated our minority interest relationships in those entities. Substantially all claims reported after June 1, 2003 are self-insured up to $4 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals was purchased through commercial insurance companies and generally covers us after the self insured amount up to $100 million per occurrence for claims reported prior to June 1, 2004. Effective July 1, 2004, reinsurance for the captive was purchased through a commercial insurance company above the $4 million self-insured retention in an amount up to $25 million per occurrence. Excess insurance is purchased through commercial insurance companies and covers us from $25 million to $100 million per occurrence.
Income Taxes
We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these deferred tax assets, subject to the valuation allowances we have established.
We operate in multiple states with varying tax laws. We are subject to both federal and state audits of tax returns. Our federal income tax returns have been examined by the Internal Revenue Service through fiscal year 1996, which resulted in no material adjustments. In February 2005, we were notified by the Internal Revenue Service of its intent to examine our consolidated tax return for 2003. We believe the results of this examination will not be material to our consolidated statements of income or financial position. We make estimates we believe are reasonable in order to determine that tax accruals are adequate to cover any potential adjustments arising from tax examinations.

Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supercedes Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the Securities Exchange Commission (“SEC”) delayed adoption of SFAS 123R for certain registrants to the first annual period beginning after July 1, 2005. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123R, beginning January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive method, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards that subsequently vest or are modified after the beginning of the first quarter of adoption of SFAS No. 123R. The retroactive methods would record compensation expense for all unvested stock options and share awards that subsequently vest or are modified after beginning of the first period restated. We are evaluating the requirements of SFAS No. 123R as well as related guidance recently issued by the SEC. We expect that the adoption of SFAS No. 123R will have an impact on our consolidated results of operations and earnings per share, however we have not yet determined the method of adoption or the effect of adopting SFAS No. 123R.
FORWARD-LOOKING STATEMENTS
Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as ‘‘expects,’’ ‘‘anticipates,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘thinks,’’ and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following:
•	general economic and business conditions, both nationally and in the regions in which we operate;

•	demographic changes;

•	existing governmental regulations and changes in, or the failure to comply with, governmental regulations;

•	legislative proposals for healthcare reform;

•	the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which includes specific reimbursement changes for small urban and non-urban hospitals;

•	our ability, where appropriate, to enter into managed care provider arrangements and the terms of these arrangements;

•	changes in inpatient or outpatient Medicare and Medicaid payment levels;

•	increases in the amount and risk of collectability of accounts receivable, including deductibles and co-pay amounts;

•	uncertainty with the Health Insurance Portability and Accountability Act of 1996 regulations;

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply cost due to market pressure from pharmaceutical companies and new product releases;

•	liability and other claims asserted against us; including self-insured malpractice claims;

•	competition;

•	our ability to attract and retain qualified personnel, key management, physicians, nurses, and other healthcare workers;

•	trends toward treatment of patients in less acute or specialty healthcare settings including ambulatory surgery centers or specialty hospitals;

•	changes in medical or other technology;

•	changes in generally accepted accounting principles;

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to successfully acquire and integrate additional hospitals;

•	our ability to obtain adequate levels of general and professional liability insurance;

•	potential adverse impact of known and unknown government investigations;

•	timeliness of reimbursement payments received under government programs; and

•	the other risk factors set forth in our public filings with the Securities and Exchange Commission.
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

A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1.9 million for the three months ended June 30, 2005 and $4.0 million for the six months ended June 30, 2005.
Item 4: Controls and Procedures
As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are adequately designed to ensure that the information required to be included in this report has been recorded, processed, summarized and reported on in a timely basis. There have been no significant changes in our internal controls over financial reporting during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On July 12, 2004, the U.S. District Court for the Central District of California unsealed a qui tam complaint against the Company, U.S. ex rel. Desert Valley Charitable Foundation v Community Health Systems, Inc., CV 03-04610. This complaint alleged that, in connection with Barstow Community Hospital, we submitted false claims that violate the Medicare rules and regulations, but provided no additional detail concerning the nature of its allegations. The Government declined to intervene in relator’s lawsuit and the court granted our motion to dismiss on November 24, 2004. However, the court also gave the relator an opportunity to file an amended complaint within twenty (20) days. The relator filed an amended complaint which alleged improper billing of routine supplies, certain respiratory services, and imaging services allegedly resulting in unbundling, double and excess charges and billing for services never provided. Our motion to dismiss the amended complaint was denied and discovery is proceeding in this case. We believe that this is baseless litigation arising from an existing commercial dispute with an affiliate of the relator, and are vigorously defending this lawsuit.

In August 2004, we were served a complaint in Arleana Lawrence and Robert Hollins v Lakeview Community Hospital and Community Health Systems, Inc. in the Circuit Court of Barbour County, Alabama (Eufaula Division). This alleged class action was brought by the plaintiffs on behalf of themselves and as the representatives of similarly situated uninsured individuals who were treated at our Lakeview Hospital or any of our other Alabama hospitals. The plaintiffs allege that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiffs seek restitution of overpayment, compensatory and other allowable damages and injunctive relief. We are vigorously defending this case.

In September 2004, we were served with a complaint in James Monroe v Pottstown Memorial Hospital and Community Health Systems, Inc. in the Court of Common Pleas, Montgomery County, Pennsylvania. This alleged class action was brought by the plaintiff on behalf of himself and as the representative of similarly situated uninsured individuals who were treated at our Pottstown Memorial Hospital or any of our other Pennsylvania

hospitals.The plaintiff alleges that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiff seeks recovery under the Pennsylvania Unfair Trade Practices and Consumer Protection Law, restitution of overpayment, compensatory and other allowable damages and injunctive relief. We are vigorously defending this case.

On April 8, 2005, we were served with a first amended complaint, styled Chronister, et al. vs. Granite City Illinois Hospital Company, LLC d/b/a Gateway Regional Medical Center, in the Circuit Court of Madison County, Illinois. The complaint seeks class action status on behalf of the uninsured patients treated at Gateway Regional Medical Center and alleges statutory, common law, and consumer fraud in the manner in which the hospital bills and collects for the services rendered to uninsured patients. The plaintiff seeks compensatory and punitive damages and declaratory and injunctive relief. We are vigorously defending this case.

On March 3, 2005, we were served with a complaint in Sheri Rix v. Heartland Regional Medical Center and Health Care Systems, Inc. in the Circuit Court of Williamson County, Illinois. This alleged class action was brought by the plaintiff on behalf of herself and as the representative of similarly situated uninsured individuals who were treated at our Heartland Regional Medical Center. The plaintiff alleges that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiff seeks recovery for breach of contract and the covenant of good faith and fair dealing, violation of the Illinois Consumer Fraud and Deceptive Practices Act, restitution of overpayment, and for unjust enrichment. The plaintiff class seeks compensatory and other damages and equitable relief. We are vigorously defending this case.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 23, 2003, we announced an open market share repurchase program for a maximum of five million shares of our common stock. The repurchase program commenced immediately and will conclude at the earlier of three years or when the maximum number of shares have been repurchased or the maximum dollar amount of purchases of shares has been reached. Through June 30, 2005, we have repurchased 1,112,500 shares at a weighted average price of $23.26 per share. There were 322,500 shares repurchased under this program during the six months ended June 30, 2005. The maximum number of shares that may yet be purchased under the open market share repurchase program is 3,887,500, or the remaining maximum dollar amount of shares that may still be purchased under our credit agreement cannot exceed $188.8 million.

The following table contains information about our purchases of our common stock during the second quarter of 2005.

			Total	Maximum
			Number	Number of
			of Shares	Shares
			Purchased as	that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid Per Share	Programs	Programs
April 1, 2005 - April 30, 2005	—	—	—	4,076,900
May 1, 2005 - May 31, 2005	50,100	35.02	973,200	4,026,800
June 1, 2005 - June 30, 2005	139,300	36.34	1,112,500	3,887,500
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of the stockholders of Community Health Systems, Inc. was held in New York, New York on May 25, 2005, for the purpose of voting on the proposals described below.

(b)	Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities Exchange Act of 1934 and there was no solicitation in opposition to the Governance and Nominating Committee’s nominees for directors. All of the Governance and Nominating Committee’s nominees for directors were elected as set forth in clause (c) below. In addition, the terms of office as a director of Wayne T. Smith, W. Larry Cash, John A. Clerico, Harvey Klein, M.D., Julia B. North and H. Mitchell Watson, Jr. continued after the meeting.

(c)	Four proposals were submitted to a vote of security holders as follows:
(1)	The stockholders approved the election of the following persons as directors of the Company:

Name	For	Withheld
Dale F. Frey	75,387,750	2,482,338
John A. Fry	77,259,498	610,590
(2)	The Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan was approved by the affirmative votes of stockholders:

For	Against	Abstain
56,393,159	15,017,930	898,226
(3)	The Board of Directors appointment of Deloitte & Touche, LLP as the Company’s independent accountants for 2005 was ratified by the affirmative votes of stockholders:

For	Against	Abstain
77,037,102	813,338	19,648
(4)	The stockholder proposal entitled “Stock Option Expensing” was deemed withdrawn since the proponent was not timely present at the meeting.
Item 5. Other Information
     None
Item 6. Exhibits

10.1	Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan, as amended and restated on February 23, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005 (No. 001-15925))

10.2	Amendment No.2 to the Community Health Systems, Inc. Supplemental Executive Retirement Plan dated December 10, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.3	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.4	Second Amendment dated as of July 8, 2005, to the Amended and Restated Credit Agreement dated as of August 19,2004, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the several lenders thereto, JP Morgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 13, 2005 (No. 001-15925))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 29, 2005	COMMUNITY HEALTH SYSTEMS, INC.
(Registrant)

	By:	/s/ Wayne T. Smith

Wayne T. Smith
Chairman of the Board,
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ W. Larry Cash

W. Larry Cash
Executive Vice President, Chief Financial Officer and Director
(principal financial officer)

	By:	/s/ T. Mark Buford

T. Mark Buford
Vice President and Corporate Controller
(principal accounting officer)

Index to Exhibits

No.	Description
10.1	Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan, as amended and restated on February 23, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005 (No. 001-15925))

10.2	Amendment No.2 to the Community Health Systems, Inc. Supplemental Executive Retirement Plan dated December 10, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.3	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.4	Second Amendment dated as of July 8, 2005, to the Amended and Restated Credit Agreement dated as of August 19, 2004, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the several lenders thereto, JP Morgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 13, 2005 (No. 001-15925))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.