Form 10-Q
period 2005-09-30
COMMUNITY HEALTH SYSTEMS INC
filed 2005-10-27
CIK 1108109

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005
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
Yes ☑           No☐
Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 21, 2005, there were outstanding 88,526,516 shares of the Registrant’s Common Stock, $.01 par value.

Community Health Systems, Inc.
Form 10-Q
For the Three and Nine Months Ended September 30, 2005

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2005	2004
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$184,280	$82,498
Patient accounts receivable, net of allowance for doubtful accounts of $332,286 and $286,094 at September 30, 2005 and December 31, 2004, respectively	629,862	597,261
Supplies	90,214	88,267
Prepaid expenses and taxes	36,532	30,483
Other current assets	19,903	16,940

Total current assets	960,791	815,449

Property and equipment	1,984,274	1,924,843
Less accumulated depreciation and amortization	(484,584)	(440,295)

Property and equipment, net	1,499,690	1,484,548

Goodwill	1,236,623	1,213,783

Other assets, net	146,979	118,828

Total assets	$3,844,083	$3,632,608

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$22,790	$26,867
Accounts payable	154,725	162,638
Current income taxes payable	21,983	2,807
Deferred income taxes	1,301	1,301
Accrued interest	16,158	7,693
Accrued liabilities	223,377	161,053

Total current liabilities	440,334	362,359

Long-term debt	1,787,293	1,804,868

Deferred income taxes	142,260	142,260

Other long-term liabilities	123,357	83,130

Stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 89,489,495 shares issued and 88,513,946 shares outstanding at September 30, 2005 and 88,591,733 shares issued and 87,616,184 shares outstanding at December 31, 2004	895	886
Additional paid-in capital	1,046,198	1,047,888
Treasury stock, at cost, 975,549 shares at September 30, 2005 and December 31, 2004	(6,678)	(6,678)
Unearned stock compensation	(14,691)	—
Accumulated other comprehensive income	13,864	6,046
Retained earnings	311,251	191,849

Total stockholders’ equity	1,350,839	1,239,991

Total liabilities and stockholders’ equity	$3,844,083	$3,632,608

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net operating revenues	$929,269	$811,815	$2,756,250	$2,362,882

Operating costs and expenses:
Salaries and benefits	371,881	324,443	1,097,211	945,372
Provision for bad debts	92,980	83,520	277,613	239,737
Supplies	110,481	100,135	333,566	286,776
Other operating expenses	194,102	163,315	561,612	470,535
Rent	22,328	19,849	64,817	56,911
Depreciation and amortization	40,490	37,373	120,770	109,419
Minority interest in earnings	715	341	2,719	1,695

Total operating costs and expenses	832,977	728,976	2,458,308	2,110,445

Income from operations	96,292	82,839	297,942	252,437
Interest expense, net	24,170	18,509	69,963	54,319
Loss from early extinguishment of debt	—	788	—	788

Income from continuing operations before income taxes	72,122	63,542	227,979	197,330
Provision for income taxes	28,056	24,669	88,684	77,454

Income from continuing operations	44,066	38,873	139,295	119,876

Discontinued operations, net of taxes:
Loss from operations of hospitals sold and held for sale	(1,180)	(3,189)	(7,804)	(5,027)
Loss on sale of hospitals	—	(3,645)	(7,618)	(3,645)
Impairment of long-lived assets of hospital held for sale	—	—	(4,471)	—

Loss on discontinued operations	(1,180)	(6,834)	(19,893)	(8,672)

Net income	$42,886	$32,039	$119,402	$111,204

Income from continuing operations per common share:
Basic	$0.50	$0.40	$1.57	$1.22

Diluted	$0.47	$0.38	$1.48	$1.16

Net income per common share:
Basic	$0.49	$0.33	$1.35	$1.13

Diluted	$0.46	$0.32	$1.28	$1.08

Weighted-average number of shares outstanding:
Basic	88,325,411	97,794,824	88,462,996	98,429,963

Diluted	98,528,968	107,869,639	98,644,136	108,666,472

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2005	2004
Cash flows from operating activities
Net income	$119,402	$111,204
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,370	116,776
Minority interest in earnings	2,719	1,088
Stock compensation expense	3,469	2
Loss on early extinguishment of debt	—	788
Impairment of hospital held for sale	6,718	2,539
Loss on sale of hospitals	6,295	2,186
Other non-cash expenses, net	(183)	932
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(32,384)	(11,713)
Supplies, prepaid expenses and other current assets	(11,311)	(17,778)
Accounts payable, accrued liabilities and income taxes	95,266	35,847
Other	23,402	21,303

Net cash provided by operating activities	335,763	263,174

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(60,953)	(131,815)
Purchases of property and equipment	(132,929)	(125,202)
Sale of hospitals	51,998	7,850
Proceeds from sale of equipment	2,258	1,064
Increase in other assets	(29,840)	(23,576)

Net cash used in investing activities	(169,466)	(271,679)

Cash flows from financing activities
Proceeds from exercise of stock options	40,146	4,071
Stock repurchases	(79,853)	(290,481)
Deferred financing costs	(1,122)	(4,669)
Proceeds from minority investments in joint ventures	1,383	—
Redemption of minority investments in joint ventures	(317)	(2,218)
Distributions to minority investors in joint ventures	(1,487)	(998)
Borrowings under credit agreement	—	1,632,911
Repayments of long-term indebtedness	(23,265)	(1,326,490)

Net cash provided by (used in) financing activities	(64,515)	12,126

Net change in cash and cash equivalents	101,782	3,621

Cash and cash equivalents at beginning of period	82,498	16,331

Cash and cash equivalents at end of period	$184,280	$19,952

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of the Company as of and for the three and nine month periods ended September 30, 2005 and September 30, 2004, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2005. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2004 contained in the Company’s Annual Report on Form 10-K. Certain prior-period balances in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period’s presentation of financial information. These reclassifications are primarily for discontinued operations as described in Note 5.
2. ACCOUNTING FOR STOCK-BASED COMPENSATION
Community Health Systems, Inc. and its subsidiaries (the “Company”) account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost is measured as the excess of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Stock options issued by the Company have an exercise price equal to the closing market price on the date of grant. Accordingly, no compensation expense has been recognized for stock options in the Company’s condensed consolidated statements of income. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value based method of accounting for stock-based employee compensation plans; however, it allows an entity to continue to measure compensation for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25. The Company has elected to continue to measure compensation under the intrinsic value method of accounting discussed above, and has adopted the pro-forma disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosures – an amendment of FASB Statement No. 123.”
On September 22, 2005 the Compensation Committee of the Board of Directors of Community Health Systems, Inc. approved an immediate acceleration of the vesting of unvested stock options awarded to employees and officers, including executive officers, on each of three grant dates, December 10, 2002, February 25, 2003, and May 22, 2003. Each of the grants accelerated had a three-year vesting period and would have otherwise become fully vested on their respective anniversary dates no later than May 22, 2006. All other terms and conditions applicable to the outstanding stock option grants remain in effect. A total of 1,235,885 stock options, with a weighted exercise price of $20.26 per share, were accelerated.
The accelerated options were issued under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (the “Plan”). No performance shares or units or incentive stock options have been granted under the Plan. Options granted to non-employee directors of the Company and restricted shares were not affected by this action. The Compensation Committee’s decision to accelerate the vesting of the affected options was based primarily on the relatively short period of time until such stock options otherwise become fully vested making them no longer a significant motivator for retention and the fact that up to approximately $3.8 million of compensation expense ($2.3 million, net of tax) associated with certain of these stock options that the Company anticipated it would otherwise recognize in the first two quarters of 2006 pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” will be avoided.
Since the Company currently accounts for its stock options using the intrinsic value method of accounting prescribed in APB No. 25, the vesting acceleration did not result in the recognition of compensation expense in net income for the three and nine months ended September 30, 2005. In accordance with the disclosure requirements of SFAS No. 148 “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123”, the pro-forma results presented in the table below include approximately $5.9 million ($3.6 million, net of tax) of compensation expense for the three and nine months ended September 30, 2005, respectively, resulting from the vesting acceleration.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. ACCOUNTING FOR STOCK-BASED COMPENSATION (CONTINUED)
Had the fair value based method under SFAS No. 123 been used to value stock options granted and compensation expense recognized on a straight line basis over the vesting period of the grant, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income:	$42,886	$32,039	$119,402	$111,204

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	5,799	1,724	9,739	5,173

Pro-forma net income	$37,087	$30,315	$109,663	$106,031

Net income per share:

Basic — as reported	$0.49	$0.33	$1.35	$1.13

Basic — pro-forma	$0.42	$0.31	$1.24	$1.08

Diluted — as reported	$0.46	$0.32	$1.28	$1.08

Diluted — pro-forma	$0.40	$0.30	$1.18	$1.04

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
Under the Director’s Fee Deferral Plan, the Company’s outside directors may elect to receive share equivalent units in lieu of cash for their director’s fee. These units are held in the plan until the director electing to receive the share equivalent units retires or otherwise terminates his/her directorship with the Company. Share equivalent units are converted to shares of common stock of the Company at time of distribution. For the three and nine months ended September 30, 2005, directors elected to defer $44,750 and $94,500, respectively pursuant to the plan. Fees deferred during the three months ended September 30, 2005 were converted into 1,153 units in the plan at a price of $38.81, which equaled the closing market price of the Company’s common stock on September 30, 2005.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. COST OF REVENUE
The majority of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs, which were $17.6 million and $12.1 million for the three month periods ended September 30, 2005 and 2004, respectively, and $51.5 million and $36.4 million for the nine month periods ended September 30, 2005 and 2004, respectively.
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
Effective March 31, 2005, the Company sold The King’s Daughters Hospital, a 137 bed facility located in Greenville, Mississippi, to Delta Regional Medical Center, also located in Greenville, Mississippi. In a separate transaction, also effective March 31, 2005, the Company sold Troy Regional Medical Center, a 97 bed facility located in Troy, Alabama, Lakeview Community Hospital, a 74 bed facility located in Eufaula, Alabama and Northeast Medical Center, a 75 bed facility located in Bonham, Texas to Attentus Healthcare Company of Brentwood, Tennessee. The aggregate sales price for these four hospitals was approximately $51.9 million and was received in cash.
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
On September 30, 2005, the Company completed the acquisition of the assets of Newport Hospital and Clinic located in Newport, Arkansas. This facility, which was previously operated as an 83 bed acute care general hospital, was closed by its former owner simultaneous with this transaction. The operations of this hospital will be consolidated with Harris Hospital, also located in Newport, which is owned and operated by a wholly-owned subsidiary of the Company. The aggregate consideration for this hospital totaled approximately $11.0 million in cash.
In addition, as part of the Company’s ongoing strategic review, the Company decided during the second quarter of 2005 to market one of its Texas hospitals for sale. The Company anticipates this sale will be completed by June 30, 2006, which is within twelve months of the date this hospital was designated as held-for-sale.
In connection with the above transactions and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the results of operations of Randolph County Medical Center, Sabine Medical Center, Scott County Hospital, The King’s Daughters Hospital, Troy Regional Medical Center, Lakeview Community Hospital and Northeast Medical Center as discontinued operations in the accompanying condensed consolidated statements of income. The results of operations of the hospital being marketed for sale have also been classified as discontinued operations in the accompanying condensed consolidated statements of income and the related assets have been classified as held for sale and included in other assets net in the accompanying condensed consolidated balance sheet beginning June 30, 2005.
The condensed consolidated statements of income for each prior period presented have also been restated to reflect the classification of these eight hospitals as discontinued operations.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. ACQUISITIONS AND DIVESTITURES (CONTINUED)
Net operating revenues and loss from discontinued operations reported for the eight hospitals in discontinued operations for the three and nine month periods ended September 30, 2005 and 2004 are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(in thousands)		(in thousands)
Net operating revenues	$5,427	$36,947	$44,939	$121,925

Loss from operations before income taxes	$(1,815)	$(4,885)	$(11,984)	$(7,605)
Loss on sale of hospitals	—	(4,725)	(6,295)	(4,725)
Impairment of long-lived assets of hospital held for sale	—	—	(6,718)	—

Loss from discontinued operations, before taxes	(1,815)	(9,610)	(24,997)	(12,330)
Income tax benefit	635	2,776	5,104	3,658

Loss from discontinued operations, net of tax	$(1,180)	$(6,834)	$(19,893)	$(8,672)

The computation of the loss from discontinued operations, before taxes, for the nine months ended September 30, 2005 includes $51.5 million of tangible assets and $17.1 million of goodwill at the four hospitals sold during the three months ended March 31, 2005 and one hospital designated as held for sale in the second quarter 2005.
Assets and liabilities of the hospitals classified as discontinued operations included in the accompanying condensed consolidated balance sheets as of September 30, 2005 and December 31, 2004 are as follows:

	September 30,	December 31,
	2005	2004
	(in thousands)
Current assets	$8,118	$32,960
Property and equipment	—	51,136
Other assets	3,000	3,915
Current liabilities	(6,928)	(9,553)

Net assets	$4,190	$78,458

6. RECENT ACCOUNTING PRONOUNCEMENT
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the SEC delayed adoption of SFAS No. 123R for certain registrants, including the Company, to the first annual period beginning after July 1, 2005 (i.e. January 1, 2006). In addition, SFAS No. 123R will cause compensation expense previously not recognized in the financial statements (based on the amounts in the Company’s pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. Under SFAS 123R, the Company must determine the appropriate fair value model to be used at the date of adoption. The transition alternatives include a modified prospective and retroactive methods. Under the retroactive method, all prior periods presented would be restated. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards that subsequently vest or are modified after the beginning of the first period restated. The Company will adopt SFAS No. 123R using the modified prospective application transition method. Compensation expense related to all currently outstanding equity based awards will be approximately $11.2 million in 2006, $10.5 in 2007 and $1.8 million in 2008. Additional compensation expense

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. RECENT ACCOUNTING PRONOUNCEMENT (CONTINUED)
for awards made after the adoption of SFAS No. 123R will vary depending on many factors including the number of awards granted, the market value of the Company’s stock on the date of grant, the number of awards that actually vest and other variables used in determining the fair value of those options on the date of grant. SFAS No. 123R also requires that the tax benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flows rather than as operating cash flows. The requirement could reduce net operating cash flows and increase net financing cash flows in periods after adoption. The Company cannot estimate what the future cash flow impact will be because it depends on, among other things, when employees exercise stock options.
On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”). Although not altering any conclusions reached in SFAS No. 123R, SAB 107 provides the views of the SEC Staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and, among other things, provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. The Company intends to follow the interpretive guidance on share-based payments set forth in SAB 107 during the Company’s adoption of SFAS No. 123R.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 30, 2005, are as follows (in thousands):

Balance as of December 31, 2004	$1,213,783
Goodwill acquired as part of acquisitions during 2005	28,880
Consideration adjustments and finalization of purchase price allocations for acquisitions completed prior to 2005	11,053
Goodwill written off as part of sale of hospitals during 2005	(17,093)

Balance as of September 30, 2005	$1,236,623

The Company completed its most recent annual goodwill impairment test as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” using a measurement date of September 30, 2004. Based on the results of the impairment test, the Company was not required to recognize an impairment of goodwill in 2004. The annual test for 2005 will be completed during the Company’s fourth quarter.
The gross carrying amount of the Company’s other intangible assets was $11.7 million at September 30, 2005 and $9.8 million at December 31, 2004, and the net carrying amount was $7.7 million at September 30, 2005 and $6.7 million at December 31, 2004. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets.
The weighted average amortization period for the intangible assets subject to amortization is approximately seven years. There are no expected residual values related to these intangible assets. Amortization expense on intangible assets during each of the three months ended September 30, 2005 and September 30, 2004 was $0.3 million, respectively, and during each of the nine months ended September 30, 2005 and September 30, 2004 was $0.9 million, respectively. Amortization expense on intangible assets is estimated to be $0.4 million for the remainder of 2005, $1.2 million in 2006, $1.0 million in 2007, $0.9 million in 2008, $0.8 million in 2009, and $0.8 million in 2010.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. EARNINGS PER SHARE
The following table sets forth the computation of basic and diluted income from continuing operations per share (in thousands, except share and per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Numerator:
Income from continuing operations	$44,066	$38,873	$139,295	$119,876
Interest, net of taxes on 4.25% convertible notes	2,189	2,189	6,567	6,567

Adjusted income from continuing operations	$46,255	$41,062	$145,862	$126,443

Denominator:
Weighted-average number of shares outstanding—basic	88,325,411	97,794,824	88,462,996	98,429,963
Unvested common shares	—	23,337	—	23,500
Effect of dilutive securities:
Stock-based awards	1,621,481	1,469,402	1,599,064	1,630,933
Convertible notes	8,582,076	8,582,076	8,582,076	8,582,076

Weighted-average number of shares—diluted	98,528,968	107,869,639	98,644,136	108,666,472

Basic income from continuing operations per share	$0.50	$0.40	$1.57	$1.22

Diluted income from continuing operations per share	$0.47	$0.38	$1.48	$1.16

There were 386,933 stock options at September 30, 2004, not included in the computation of earnings per share because their effect was antidilutive. At September 30, 2005 there were no antidilutive stock options.
Since the net income per share including the impact of the conversion of the convertible notes is less than the basic net income per share for each of the three and nine months ended September 30, 2005 and September 30, 2004, the convertible notes are dilutive and accordingly must be included in the fully diluted calculation.
9. STOCKHOLDERS’ EQUITY
On January 23, 2003, the Company announced an open market share repurchase program for a maximum of five million shares of its common stock. The repurchase program commenced immediately and will conclude at the earlier of three years or when the maximum number of shares have been repurchased. Through September 30, 2005, the Company had repurchased 3,029,700 shares at a weighted average price of $31.20 per share. The maximum number of shares that may still be purchased under the open market share repurchase program is 1,970,300. The remaining maximum dollar amount of shares that is permitted to be purchased under the Company’s existing indebtedness is $120.2 million.
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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. COMPREHENSIVE INCOME
The following table presents the components of comprehensive income, net of related taxes. The net change in fair value of interest rate swap agreements is a function of the spread between the fixed interest rate of the swap and the underlying variable interest rate (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$42,886	$32,039	$119,402	$111,204
Net change in fair value of interest rate swaps	6,037	(3,691)	7,639	2,845
Unrealized Gains on Investments	179	—	179	—

Comprehensive income	$49,102	$28,348	$127,220	$114,049

The net change in fair value of the interest rate swap and unrealized gains on investments are included in stockholders’ equity on the accompanying condensed consolidated balance sheets.
11. LONG-TERM DEBT
On August 19, 2004, the Company entered into a $1.625 billion senior secured credit facility with a consortium of lenders which was subsequently amended on December 16, 2004 and on July 8, 2005. This facility replaced the Company’s previous credit facility and consists of a $1.2 billion term loan that matures in 2011 (as opposed to 2010 under the previous facility) and a $425 million revolving credit facility that matures in 2009 (as opposed to 2008 under the previous facility). The Company may elect from time to time an interest rate per annum for the borrowings under the term loan, including the incremental term loan, and revolving credit facility equal to (a) an annual benchmark rate, which will be equal to the greatest of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate, plus 50 basis points, plus (1) 75 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 175 basis points for the term loan and (2) the Applicable Margin for Eurodollar revolving credit loans. The Company also pays a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee is based on a pricing grid depending on the Applicable Margin for Eurodollar revolving credit loans and ranges from 0.250% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, the Company will pay fees for each letter of credit issued under the credit facility. The purpose of the facility was to refinance our previous credit agreement, repay specified other indebtedness, and fund general corporate purposes including declaration and payment of cash dividends to repurchase shares or make other distributions, subject to certain restrictions.
The amendment entered into on July 8, 2005 provides the Company with additional flexibility to prepay, redeem, defease or acquire the Company’s $287.5 million 4.25% Convertible Subordinated Notes, which are due in 2008, but became redeemable on October 15, 2005. The amendment gives the Company the ability, subject to certain conditions, to use cash and/or revolver borrowings to prepay, redeem, defease or acquire such convertible notes. The amendment also extends the 1% prepayment premium for optional prepayments of the term loans in connection with a repricing of the term loans from the first anniversary to the second anniversary of entering into the Credit Agreement, or August 19, 2006. With respect to the convertible notes, no decision has been made to redeem the convertible notes.
As of September 30, 2005, the Company’s availability for additional borrowings under its revolving credit facility was $425 million, of which $27 million was set aside for outstanding letters of credit. The Company also has the ability to add up to $200 million of borrowing capacity from receivable transactions (including securitizations) under its senior secured credit facility which has not yet been accessed. The Company also has the ability to amend the senior secured credit facility to provide for one or more tranches of term loans in an aggregate principal amount of $400 million, which the Company has not yet accessed. As of September 30, 2005, the Company’s weighted average interest rate under its credit facility was 6.1%.
On December 16, 2004, the Company issued $300 million 6.5% senior subordinated notes due 2012. On April 8, 2005, the Company exchanged these notes for notes having substantially the same terms as the outstanding notes, except the exchange notes will be registered under federal securities law.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. SUBSEQUENT EVENTS
     On October 1, 2005, the Company completed the acquisition of two hospitals under separate transactions from local not-for-profit corporations. Bradley Memorial Hospital, a 251-licensed bed hospital located in Cleveland, Tennessee was acquired for an aggregate consideration of approximately $85.9 million, of which $80.3 million was paid in cash and $5.6 million was assumed in liabilities. Sunbury Community Hospital, a 123-licensed bed hospital located in Sunbury, Pennsylvania was acquired for an aggregate consideration of approximately $18.7 million, of which $11.0 million was paid in cash and $7.7 million was assumed in liabilities.

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
Executive Overview
We are the largest non-urban provider of general hospital healthcare services in the United States in terms of number of facilities and net operating revenues. We generate revenue by providing a broad range of general hospital healthcare services to patients in the communities in which we are located. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For the quarter ended September 30, 2005, we generated $929.3 million in net operating revenues, a growth of 14.5% over the third quarter of 2004, $44.1 million in income from continuing operations, a growth of 13.3% over the third quarter of 2004, and $42.9 million of net income, a growth of 34% over the third quarter of 2004. The growth in net income for the third quarter of 2005 reflected a $5.7 million reduction in losses from discontinued operations compared to the prior year. For the nine months ended September 30, 2005, we generated $2.8 billion in net operating revenues, a growth of 16.6% over the nine months ended September 30, 2004, $139.3 million in income from continuing operations, a growth of 16.2% over the nine months ended September 30, 2004, and $119.4 million of net income, an increase of 7.4% over the nine months ended September 30, 2004, which reflects an increase of $11.2 million in the loss on discontinued operations over the nine months ended September 30, 2004.
Admissions at hospitals owned throughout both periods increased 2.3% during the three and nine month periods ended September 30, 2005, as compared to the same periods in the prior year. Adjusted admissions for those same hospitals increased 2.6% during the three month period ended September 30, 2005 and 2.2% during the nine month period ended September 30, 2005 in each case compared to the same period in the prior year.
In September 2005, Texas, Louisiana and the Gulf Coast regions were hit by two severe hurricanes. These hurricanes did not have a material affect on volumes and operating results of the Company.
We have continued to generate strong cash flows as evidenced by the $335.5 million of operating cash flow generated for the nine months ended September 30, 2005, an increase of 27.5% over the same period in the prior year. This increase in cash flows is the result primarily of our growth in income from continuing operations and the timing of payments for certain liabilities. We anticipate that cash payments for income taxes for the remaining three months of 2005 will be approximately $17.2 million which represents a decrease of $1.0 million as compared to the same three month period of 2004.
Consistent with the execution of our operating strategy and our efforts to maximize shareholder value, we acquired the assets of one hospital during the quarter ended September 30, 2005 which was closed by its former owner and whose operations will be consolidated with one of our currently owned hospitals located in the same market. We also acquired two hospitals subsequent to September 30, 2005. From time to time we may consider hospitals for disposition if we determine their operating results or potential growth no longer meet our strategic objectives. This was the case for the hospitals sold and for the hospital where the lease expired pursuant to its terms during the quarter ended March 31, 2005 and for the hospital classified as held for sale during the quarter ended June 30, 2005.
As a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, additional disproportionate share payments began April 1, 2004. The additional disproportionate share payments did not have a measurable impact on us in the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, but did increase reimbursement to us by approximately $3.3 million in the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. The reimbursement improvement from the change in the labor-related share of the hospital diagnosis related group, or DRG, inpatient payment to which a wage index is applied provided for in this law was effective October 1, 2004 and increased reimbursement to us, as compared to the prior year period, by approximately $1.3 million during the three month period ended September 30, 2005 and $3.9 million for the nine months ended September 30, 2005. Also, under this law, since all of our hospitals submitted patient quality data to CMS, DRG payment rates were increased by the full Market Basket Index of 3.3% on October 1, 2004, and the reimbursement improvement from this increased rate, as compared to the prior year period, was approximately $4.6 million during the three month period ended September 30, 2005 and $13.8 million for the nine months ended September 30, 2005.
Sources of Consolidated Net Operating Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Medicare	31.0%	31.1%	32.1%	31.8%
Medicaid	11.8%	10.5%	10.9%	10.2%
Managed Care	23.4%	23.2%	23.8%	21.7%
Self-pay	11.8%	12.8%	11.7%	13.3%
Other third party payors	22.0%	22.4%	21.5%	23.0%

Total	100.0%	100.0%	100.0%	100.0%

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in the periods that these adjustments become known. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the three and nine month periods ended September 30, 2005 and 2004.
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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004 (a)	2005	2004 (a)
	(expressed as a percentage of net operating revenues)
Net operating revenues	100.0	100.0	100.0	100.0
Operating expenses (b)	(85.2)	(85.2)	(84.7)	(84.6)
Depreciation and amortization	(4.4)	(4.6)	(4.4)	(4.6)
Minority interest in earnings	—	(0.1)	(0.1)	—

Income from operations	10.4	10.1	10.8	10.8
Interest expense, net	(2.6)	(2.3)	(2.5)	(2.4)

Income from continuing operations before income taxes	7.8	7.8	8.3	8.4
Provision for income taxes	(3.1)	(3.0)	(3.2)	(3.3)

Income from continuing operations	4.7	4.8	5.1	5.1
Loss on discontinued operations	(0.1)	(0.9)	(0.8)	(0.4)

Net Income	4.6	3.9	4.3	4.7

	Three Months Ended	Nine Months Ended
	September 30, 2005 (a)	September 30, 2005 (a)
	(expressed in percentages)
Percentage increase from same period prior year:
Net operating revenues	14.5	16.6
Admissions	7.6	9.0
Adjusted admissions (c)	7.9	9.2
Average length of stay	—	—
Net Income (e)	33.8	7.4
Same-hospitals percentage increase from same period prior year (d):
Net operating revenues	8.6	8.9
Admissions	2.3	2.3
Adjusted admissions (c)	2.6	2.2

(a)	Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have restated our prior period financial statements and statistical results to reflect the reclassification as discontinued operations, eight hospitals which were sold, one hospital where the lease expired and one hospital designated as held for sale since January 1, 2004.

(b)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent, and other operating expenses.

(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Includes acquired hospitals to the extent we operated them during comparable periods in both years.

(e)	Includes loss from operations of discontinued hospitals, loss on sale of discontinued hospitals and loss on impairment of assets of the hospital held for sale.
Three months Ended September 30, 2005 Compared to Three months Ended September 30, 2004
Net operating revenues increased by 14.5% to $929.3 million for the three months ended September 30, 2005, from $811.8 million for the three months ended September 30, 2004. Of the $117.5 million increase in net operating revenues, the hospital acquired in the first quarter 2005 and the hospital acquired in the second quarter of 2005, which are not yet included in same-store revenues, contributed approximately $47.7 million, and hospitals we owned throughout both periods contributed approximately $69.8 million, an increase of 8.6%. Of the increase from hospitals owned throughout both periods, approximately 6.0% was attributable to rate increases, payor mix and the acuity level of services provided and approximately 2.6% was attributable to volume increases.

Inpatient admissions increased by 7.6%. Adjusted admissions increased by 7.9%. On a same-store basis, inpatient admissions increased by 2.3% and same store adjusted admissions increased by 2.6%. With respect to consolidated admissions, approximately 5.2% of admissions were from newly acquired hospitals. On a same-store basis, net inpatient revenues increased by 9.3% and net outpatient revenues increased by 7.7%. Consolidated average length of stay and same-store average length of stay were the same at 4.0 days. Hurricane Rita caused us to close one of our Texas hospitals for a period of seven days during the quarter ended September 30, 2005, reopening on October 4, 2005. The minor loss of admissions at this hospital, were offset by an equivalent increase in admissions in other markets from hurricane evacuees.
Operating expenses, as a percentage of net operating revenues, were the same at 85.2% for the three months ended September 30, 2005 and 2004. Salaries and benefits, as a percentage of net operating revenues, was the same at 40.0% for the three months ended September 30, 2005 and September 30, 2004. Provision for bad debts, as a percentage of net revenues, decreased 0.3% to 10.0% for the three months ended September 30, 2005 compared to the three months ended September 30, 2004. Supplies, as a percentage of net operating revenues, decreased 0.4% to 11.9% for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, primarily as a result of our new group purchasing agreement. Rent and other operating expenses, as a percentage of net operating revenues, increased from 22.6% for the three months ended September 30, 2004, to 23.3% for the three months ended September 30, 2005 primarily as a result of an increase in contract labor and business taxes as a percentage of net revenues. Income from continuing operations margin decreased to 4.7% from 4.8% for the three months ended September 30, 2005 as compared to the three months ended September 30, 2004. Net income margins increased from 3.9% for the three months ended September 30, 2004 to 4.6% for the three months ended September 30, 2005, primarily due to the decrease in loss from those hospitals classified as discontinued operations along with the absence of a loss on sale of hospitals during the three months ended September 30, 2005. On a same-store basis, income from continuing operations as a percentage of net operating revenues increased from 10.2% for the three months ended September 30, 2004 to 10.7% for the three months ended September 30, 2005.
Depreciation and amortization increased by $3.1 million from $37.4 million for the three months ended September 30, 2004 to $40.5 million for the three months ended September 30, 2005. The hospital acquired in the first quarter of 2005 and the hospital acquired in the second quarter of 2005, accounted for $0.8 million of the increase, and capital expenditures at our other facilities account for the remaining $2.3 million.
Interest expense, net, increased by $5.7 million from $18.5 million for the three months ended September 30, 2004, to $24.2 million for the three months ended September 30, 2005. An increase in our average outstanding debt during the three months ended September 30, 2005 as compared to the three months ended September 30, 2004, due primarily to borrowings in the third quarter of 2004 to make acquisitions and the sale of $300 million 6.5% senior subordinated notes in December 2004, accounted for a $3.6 million increase. The remaining increase of $2.1 million resulted from an increase in interest rates during the three months ended September 30, 2005, as compared to the three months ended September 30, 2004.
Income from continuing operations before income taxes increased $8.6 million from $63.5 million for the three months ended September 30, 2004 to $72.1 million for the three months ended September 30, 2005, as a result of an increase in admissions and increased reimbursement from the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
Provision for income taxes increased from $24.7 million for the three months ended September 30, 2004, to $28.1 million for the three months ended September 30, 2005 due to the continued growth in net revenue and resulting increase in income from continuing operations, before income taxes.
Net income was $42.9 million for the three months ended September 30, 2005 compared to $32.0 million for the three months ended September 30, 2004, an increase of 33.8%. The increase in income from continuing operations accounted for $5.2 million of the increase in net income and a reduction in loss on discontinued operations of $5.7 million accounted for the remainder of the increase in net income.
Nine months Ended September 30, 2005 Compared to Nine months Ended September 30, 2004
Net operating revenues increased by 16.6% to $2,756.3 million for the nine months ended September 30, 2005, from $2,362.9 million for the nine months ended September 30, 2004. Of the $393.4 million increase in net operating revenues the hospital acquired in the first quarter 2005 and the hospital acquired in the second quarter 2005, which are not yet included in same-store revenues, contributed approximately $188.0 million, and hospitals we owned throughout both periods contributed approximately $205.4 million, an increase of 8.9%. Of the increase from hospitals owned throughout both periods, approximately 6.7% was attributable to rate increases, payor mix and the acuity level of services provided and approximately 2.2% was attributable to volume increases.
Inpatient admissions increased by 9.0%. Adjusted admissions increased by 9.2%. On a same-store basis, inpatient admissions increased by 2.3% and same store adjusted admissions increased by 2.2%. Contributing to the increase in volume at our hospitals were an increase in flu admissions and respiratory illness-related admissions in the first quarter of 2005, offset by the loss of one day in 2005 as 2004 was a leap year, recent service closures, short-stay admissions at four hospitals being used to provide outpatient services and the lingering effects of the third quarter 2004 hurricanes on two of our facilities during the first six months of 2005. With respect to consolidated admissions, approximately 6.2% of admissions were from newly acquired hospitals. On a same store basis, net inpatient revenues increased by 10.0% and net outpatient revenues increased by 8.0%. Consolidated and same-store average length of stay remained unchanged at 4.1 days.
Operating expenses, as a percentage of net operating revenues, increased from 84.6% for the nine months ended September 30, 2004 to 84.7% for the nine months ended September 30, 2005. Salaries and benefits, as a percentage of net operating revenues, decreased from 40.0% for the nine months ended September 30, 2004, to 39.8% for the nine months ended September 30, 2005, primarily as a result of improvements at hospitals owned throughout both periods. Provision for bad debts, as a percentage of net revenues, was the same at 10.1% for the nine months ended September 30, 2005 and September 30, 2004. Supplies, as a percentage of net operating revenues, was the same at 12.1% for the nine months ended September 30, 2005 and September 30, 2004. Rent and other operating expenses, as a percentage of net operating revenues, increased from 22.4% for the nine months ended September 30, 2004, to 22.7% for the nine months ended September 30, 2005 primarily as a result of an increase in business taxes. Income from continuing operations margin was the same at 5.1% for the nine months ended September 30, 2005 and September 30, 2004. Net income margins decreased from 4.7% for the nine months ended September 30, 2004 to 4.3% for the nine months ended September 30, 2005, primarily due to the operations of those hospitals classified as discontinued operations along with the loss on sale and impairment on assets of the hospital held for sale associated with those hospitals. On a same-store basis, income from operations as a percentage of net operating revenues increased from 10.7% for the nine months ended September 30, 2004 to 11.2% for the nine months ended September 30, 2005.
Depreciation and amortization increased by $11.4 million from $109.4 million for the nine months ended September 30, 2004, to $120.8 million for the nine months ended September 30, 2005. The hospital acquired in the first quarter of 2005 and the hospital acquired in the second quarter of 2005 accounted for $1.6 million of the increase, and capital expenditures at our other facilities account for the remaining $9.8 million.
Interest expense, net, increased by $15.7 million from $54.3 million for the nine months ended September 30, 2004, to $70.0 million for the nine months ended September 30, 2005. An increase in our average outstanding debt during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004, due primarily to borrowings in the third quarter of 2004 to make acquisitions and the sale of $300 million 6.5% senior subordinated notes in December 2004, accounted for $12.2 million of the increase. The remaining increase of $3.5 million resulted from an increase in interest rates during the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004.
Income from continuing operations before income taxes increased $30.7 million from $197.3 million for the nine months ended September 30, 2004 to $228.0 million for the nine months ended September 30, 2005, primarily as a result of an increase in admissions and increased reimbursement from the Medicare Prescription Drug, Improvement and Modernization Act of 2003.
Provision for income taxes increased from $77.5 million for the nine months ended September 30, 2004, to $88.7 million for the nine months ended September 30, 2005 due to the continued growth in net revenue and resulting increase in income from continuing operations, before income taxes.
Net income was $119.4 million for the nine months ended September 30, 2005 compared to $111.2 million for the nine months ended September 30, 2004, an increase of 7.4%. The increase is due to the increase in income from continuing operations, offset by the increase in loss on discontinued operations for the nine months ended September 30, 2005. The loss on discontinued operations includes a loss on sale of hospitals and an impairment of long-lived assets of a hospital held-for-sale, which is primarily the result of the write down on fixed assets and the write-off of goodwill allocated to those hospitals. Under Statement of Financial Accounting Standards No. 142, goodwill is allocated to the sale of any business based upon the fair value of that business relative to the fair value of its reporting unit.
Liquidity and Capital Resources
Net cash provided by operating activities increased $72.3 million to $335.5 million for the nine months ended September 30, 2005 from $263.2 million for the nine months ended September 30, 2004, an increase of 27.5%. This increase is due primarily to an increase in income from continuing operations of $19.4 million for the nine months ended September 30, 2005, the timing of payments causing an increase of $43.0 million in compensation liabilities in excess of the increase in these liabilities during the nine months ended September 30, 2004, and an increase in our liability to third party payors of $21.9 million during the nine months ended September 30, 2005 as compared to a decrease in this liability during the nine months ended September 30, 2004, and an increase of $5.8 million of non-cash expenses at the discontinued operations. These increases in cash flows were offset by a decrease in cash flows from accounts receivables of $20.7 million due to a three day reduction in net revenue days outstanding during the nine month period ended September 30, 2004, as compared to a one day reduction in net revenue days outstanding during the nine month period ended September 30, 2005 and a decrease in cash flows from accounts payable of $8.0 million during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004. Changes in all other operating assets and liabilities increased net cash flows by $10.9 million during the nine months ended September 30, 2005 as compared to the nine months ended September 30, 2004.
Capital Expenditures
Cash expenditures for purchases of facilities were $61.0 million for the nine months ended September 30, 2005 and $131.8 for the nine months ended September 30, 2004. The expenditures during the nine months ended September 30, 2005, included $54.6 million for the acquisition of three hospitals, a surgery center in one of our current markets, and a physician practice in one of our current markets and $6.4 million for information systems and other equipment to integrate recently acquired hospitals. The expenditures for the nine months ended September 30, 2004, include $125.5 million for the acquisition of two hospitals and a surgery center in one of our current markets and $6.3 million for information systems and other equipment to integrate recently acquired hospitals.
Excluding the cost to construct replacement hospitals, our capital expenditures for the nine months ended September 30, 2005, totaled $131.0 million, compared to $110.6 million for the nine months ended September 30, 2004. Costs to construct replacement hospitals totaled $1.9 million during the nine months ended September 30, 2005 and $14.6 million for the nine months ended September 30, 2004.
Pursuant to hospital purchase agreements in effect as of September 30, 2005, we are required to build a replacement facility by August 2008 as part of the acquisition in August 2003 of the Southside Regional Medical Center in Petersburg, Virginia and to build a replacement facility by June 30, 2009 as part of the June 2005 acquisition of Bedford County Medical Center in Shelbyville, Tennessee. Estimated construction costs, including equipment, for these two replacement facilities are approximately $150 million. In addition, as part of an acquisition in 2004, we committed to spend $90 million within eight years primarily related to capital expenditures, and as part of an acquisition in 2005, we committed to spend approximately $43 million within seven years related to capital expenditures. Also, in 2005, we entered into an agreement with a developer to build and lease to us a new corporate headquarters. We will account for this project as if we own the assets and estimate construction costs, over the next eighteen months, to be approximately $35 million. We expect total capital expenditures of approximately $190 to $200 million for the year ending December 31, 2005, including approximately $179 to $188 million for renovation and equipment purchases (which includes amounts which are required to be expended pursuant to the terms of the hospital purchase agreements discussed above) and approximately $11 to $12 million for construction and equipment cost of the current and recently completed replacement hospitals and construction of our corporate headquarters.
Capital Resources
Net working capital was $519.2 million at September 30, 2005, compared to $453.1 million at December 31, 2004. The $66.1 million increase was attributable primarily to increases in cash and cash equivalents, accounts receivable and a decrease in accounts payable which reflect the timing of our collections and cash payments offset by the increase in income taxes payable. The increase in income taxes payable is reflective of our increase in taxable income and the timing of periodic tax payments.

On August 19, 2004 and as subsequently amended on December 16, 2004 and July 8, 2005, we entered into a $1.625 billion senior secured credit facility with a consortium of lenders. This facility replaced our previous credit facility and consists of a $1.2 billion term loan with a final maturity in 2011 (as opposed to 2010 under our previous facility) and a $425 million revolving tranche that matures in 2009. We may elect from time to time an interest rate per annum for the borrowings under the term loan, and revolving credit facility equal to (a) an alternate base rate, which will be equal to the greatest of (i) the Prime Rate; (ii) the Federal Funds Effective Rate plus 50 basis points (the “ABR”), plus (1) 75 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 175 basis points for the term loan and (2) the Eurodollar Applicable Margin for revolving credit loans. The applicable margin varies depending on the ratio of our total indebtedness to annual consolidated EBITDA, ranging from 0.25% to 1.25% for alternate base rate loans and from 1.25% to 2.25% for Eurodollar loans. We also pay a commitment fee for the daily average unused commitments under the revolving tranche. The commitment fee is based on a pricing grid depending on the Applicable Margin for Eurodollar revolving credit loans and ranges from 0.250% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, we will pay fees for each letter of credit issued under the credit facility. The purpose of the facility was to refinance our previous credit agreement, repay other indebtedness, and fund general corporate purposes including to declare and pay cash dividends to repurchase shares or make other distributions, subject to certain restrictions. As of September 30, 2005, our availability for additional borrowings under our revolving credit facility was $425 million, of which $27 million is set aside for outstanding letters of credit. We also have the ability to add up to $200 million of securitized debt and $400 million additional term loans under our agreement, which we have not yet accessed. As of September 30, 2005, our weighted average interest rate under our credit facility was 6.1%.
The amendment entered into on July 8, 2005 provides us with additional flexibility to prepay, redeem, defease or acquire our $287.5 million 4.25% Convertible Subordinated Notes, which are due in 2008, but became redeemable on October 15, 2005. The amendment gives us the ability, subject to certain conditions to use cash and/or revolver borrowings to prepay, redeem, defease, or acquire such convertible notes. The amendment also extends the 1% prepayment premium for optional prepayments of the term loans in connection with a repricing of the term loans from the first anniversary to the second anniversary of entering into the Credit Agreement, or August 16, 2006. With respect to the convertible notes, no decision has been made to redeem the convertible notes.
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
We are currently a party to nine separate interest swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. Under one agreement, effective November 23, 2001 and expiring in November 2005, we pay interest at a fixed rate of 4.46%. This agreement has a $100 million notional amount of indebtedness. Under a second agreement, effective November 4, 2002, we pay interest at a fixed rate of 3.3% on $150 million notional amount of indebtedness. This agreement expires in November 2007. Under a third agreement, effective June 13, 2003, we pay interest at a fixed rate of 2.04% on $100 million notional amount of indebtedness. This agreement expires in June 2007. Under a fourth agreement, effective June 13, 2003, we pay interest at a fixed rate of 2.40% on $100 million notional amount of indebtedness. This agreement expires in June 2008. Under a fifth agreement, effective October 3, 2003, we pay interest at a fixed rate of 2.31% on $100 million notional amount of indebtedness. This agreement expires in October 2006. Under a sixth agreement, effective August 12, 2004, we pay interest at a fixed rate of 3.586% on $100 million notional amount of indebtedness. This agreement expires in August 2008. Under a seventh agreement, effective May 30, 2005, we pay interest at a fixed rate of 4.061% on $100 million notional amount of indebtedness. This agreement expires in May 2008. Under an eighth agreement, effective June 6, 2005, we pay interest at a fixed rate of 3.935% on $100 million notional amount of indebtedness. This agreement expires in June 2009. Under a ninth agreement, effective November 30, 2005, we will pay interest at a fixed rate of 4.3375% on $100 million notional amount of indebtedness. This agreement, which replaces our agreement expiring in November, 2005, expires in November 2009. On each of these swaps, we received a variable rate of interest based on the three-month London Inter-Bank Offer Rate (“LIBOR”), in exchange for the payment by us of a fixed rate of interest. We currently pay on a quarterly basis, a margin above LIBOR of 175 basis points for revolver loans and term loans under the senior secured credit facility. We also were a party to an interest swap agreement with $100 million notional amount of indebtedness and a fixed interest rate of 4.03% that expired in November 2004.

We believe that internally generated cash flows, the ability to add $200 million of accounts receivable securitized debt and $400 million of additional term loans under our senior secured credit facility, the availability under our revolving credit facility and continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash flows, and borrowings under our credit agreement as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.
Off-balance sheet arrangements
Excluding the hospital where the lease expired pursuant to its terms in January 2005, included in our consolidated operating results for the nine months ended September 30, 2005 and 2004, were $207.5 million and $197.9 million, respectively, of net operating revenue and $18.4 million and $19.6 million, respectively, of income from operations, generated from seven hospitals operated by us under operating lease arrangements. In accordance with generally accepted accounting principles, the respective assets and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet. Lease payments under these arrangements are included in rent expense when paid and totaled approximately $11.4 million for the nine months ended September 30, 2005 and $10.3 million for the nine months ended September 30, 2004. The current terms of these operating leases expire between June 2007 and December 2019, not including lease extensions that we have options to exercise. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.
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
Joint Ventures
We have from time to time sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. This was the case with our acquisition of Chestnut Hill Hospital in March 2005, pursuant to which we acquired an 85% interest with the remaining 15% interest owned by the University of Pennsylvania. The amount of minority interest in equity is included in other long-term liabilities and the minority interest in income or loss is recorded separately in the condensed consolidated statements of income. We do not believe these minority ownerships are material to our financial position or results of operations. The balance of minority interests included in long-term liabilities was $18.6 million as of September 30, 2005, and $8.6 million as of December 31, 2004, and the amount of minority interest in earnings was $0.7 million for the three months ended September 30, 2005 and $2.7 million for the nine months ended September 30, 2005, and $0.3 million for the three months ended September 30, 2004 and $1.7 million for the nine months ended September 30, 2004.
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
Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects the ongoing collection efforts within the Company and is consistent with industry practices. At September 30, 2005 and December 31, 2004, we had approximately $736 and $620 million respectively, being pursued by various outside collection agencies. We expect to collect less than 5%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. However, we take into consideration estimated collections of these amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.
Days revenue outstanding was 62 at September 30, 2005 and 63 at December 31, 2004, which is within our target range for days revenue outstanding of 60 – 65 days.
The following table is an aging of our gross (prior to allowances for contractual adjustments and doubtful accounts) accounts receivable (in thousands):

	Balance as of
	September 30, 2005		December 31, 2004
	0-150 days	Over 150 days	0-150 days	Over 150 days
Total gross accounts receivable	$1,502,639	$357,114	$1,379,481	$302,521

The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) summarized by aging categories is as follows:

	As of
	September 30,	December 31,
	2005	2004
0 to 60 days	63.8%	63.7%
61 to 150 days	17.0%	18.3%
151 to 360 days	7.0%	7.4%
Over 360 days	12.2%	10.6%

Total	100.0%	100.0%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	As of
	September 30,	December 31,
	2005	2004
Insured receivables	67%	69%
Self-pay receivables	33%	31%

Total	100%	100%

Although we do not specifically maintain information for individual categories of self-pay, as a component of total self-pay receivables, we estimate based on hospitals owned for three years that uninsured self-pay receivables are approximately 45% to 50%, patient deductibles and co-insurance after third-party insurance payments are approximately 40% to 45%, and those insured patients billed directly because their insurance has not paid are approximately 5% to 10%. Those accounts that are being billed directly to patients because their third-party insurance coverage has not paid are reclassified to self-pay receivables from insured receivables generally after 60 days from discharge in order to bill the patients directly and get them involved in assisting with the collection process from their third-party insurance company. None of these amounts represents a denial from commercial or other third-party payors. We estimate, on a historical basis, the uncollected portion of self-pay receivables related to co-insurance, co-payments and deductibles range from 35% to 45% and the uncollected portion of self-pay receivables related to uninsured patients range from 80% to 90%. Additionally, we estimate the uncollected portion of self-pay receivables related to insured patients billed directly is insignificant. In the aggregate at September 30, 2005, we expect the uncollectible portion of all self-pay receivables, before recoveries of accounts previously written-off, to be approximately 60% to 70%. The allowance for doubtful accounts as reported in the condensed consolidated financial statements at September 30, 2005 represents approximately 55% of self-pay receivables as described above, net of allowances for other discounts.
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
Professional Liability Insurance Claims
We accrue for estimated losses resulting from professional liability claims. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections and is discounted to its net present value using a weighted average risk-free discount rate of 3.2% and 3.4% in 2004 and 2003, respectively. To the extent that subsequent claims information varies from management’s estimates, the liability is adjusted currently. Our insurance is underwritten on a “claims-made” basis. Prior to June 1, 2002, substantially all of our professional and general liability risks were subject to a $0.5 million per occurrence deductible; for claims reported from June 1, 2002 through June 1, 2003, these deductibles were $2.0 million per occurrence. Additional coverage above these deductibles was purchased through captive insurance companies in which we had a 7.5% minority ownership interest in each and to which the premiums paid by us represented less than 8% of the total premium revenues of each captive insurance company. Concurrently, with the formation of our own wholly-owned captive insurance company in June 2003, we terminated our minority interest relationships in those entities. Substantially all claims reported on or after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially, all claims reported on or after June 1, 2005 are self-insured up to $5 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals is purchased through commercial insurance companies and generally covers us after the self insured amount up to $100 million per occurrence for all claims reported on or after June 1, 2003.
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
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the SEC delayed adoption of SFAS No. 123R for certain registrants, including our Company, to the first annual period beginning after July 1, 2005. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No I23R beginning January 1, 2006. Under SFAS I23R, we must determine the appropriate fair value model to be used at the date of adoption. The transition alternatives include a modified prospective and retroactive methods. Under the retroactive method, all prior periods presented would be restated. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards that subsequently vest or are modified after the beginning of the first period restated. We will adopt SFAS No. 123R using the modified prospective application transition method. Compensation expense related to all currently outstanding equity based awards, will be approximately $11.2 million in 2006, $10.5 in 2007 and $1.8 million in 2008. Additional compensation expense for awards made after the adoption of SFAS No. 123R will vary depending on many factors including the number of awards granted, the market value of our stock on the date of grant and other variables used in determining the fair value of those options on the date of grant. SFAS No. 123R also requires that the tax benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flows rather than as operating cash flows. The requirement could reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what the future impact on our Statement of Cash Flows will be because it depends on, among other things, when employees exercise stock options.
On March 29, 2005, the SEC issued Staff Accounting Bulletin No. 107 “Share-Based Payment” (“SAB 107”). Although not altering any conclusions reached in SFAS No. 123R, SAB 107 provides the views of the SEC Staff regarding the interaction between SFAS No. 123R and certain SEC rules and regulations and, among other things, provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. We intend to follow the interpretive guidance on share-based payments set forth in SAB 107 during our adoption of SFAS No. 123R.
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
A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1.6 million for the three months ended September 30, 2005 and $5.6 million for the nine months ended September 30, 2005.
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
On July 12, 2004, the U.S. District Court for the Central District of California unsealed a qui tam complaint against the Company, U.S. ex rel. Desert Valley Charitable Foundation v Community Health Systems, Inc., CV 03-04610. This complaint alleged that, in connection with Barstow Community Hospital, we submitted false claims that violate the Medicare rules and regulations, but provided no additional detail concerning the nature of its allegations. The Government declined to intervene in relator’s lawsuit and the court granted our motion to dismiss on November 24, 2004. However, the court also gave the relator an opportunity to file an amended complaint. The relator filed an amended complaint which alleged improper billing of routine supplies, certain respiratory services, and imaging services allegedly resulting in unbundling, double and excess charges and billing for services never provided. Our motion to dismiss the amended complaint was denied. Discovery is complete in this case and it is set for trial in January 2006. On October 24, 2005, we filed a motion for summary judgment in this case. We continue to believe that this is baseless litigation arising from an existing commercial dispute with an affiliate of the relator, and are vigorously defending this lawsuit.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 23, 2003, we announced an open market share repurchase program for a maximum of five million shares of our common stock. The repurchase program commenced immediately and will conclude at the earlier of three years or when the maximum number of shares have been repurchased or the maximum dollar amount of purchases of shares has been reached. Through September 30, 2005, we have repurchased 3,029,700 shares at a weighted average price of $31.20 per share. There were 2,239,700 shares repurchased under this program during the nine months ended September 30, 2005. The maximum number of shares that may yet be purchased under the open market share repurchase program is 1,970,300, or the remaining maximum dollar amount of shares that may still be purchased under our existing indebtedness cannot exceed $120.2 million.
The following table contains information about our purchases of our common stock during the third quarter of 2005.

					Total	Maximum
					Number	Number of
					of Shares	Shares
					Purchased as	that
					Part of	May Yet Be
					Publicly	Purchased
			Total Number		Announced	Under the
			of Shares	Average Price	Plans or	Plans or
Period			Purchased	Paid Per Share	Programs	Programs
July 1, 2005	—	July 31, 2005	1,517,000	35.80	2,629,500	2,370,500
August 1, 2005	—	August 31, 2005	350,200	35.56	2,979,700	2,020,300
September 1, 2005	—	September 30, 2005	50,000	36.00	3,029,700	1,970,300
Item 3. Defaults Upon Senior Securities
     None

Item 4. Submission of Matters to a Vote of Security Holders
     None
Item 5. Other Information
     None
Item 6. Exhibits

10.1	Acceleration of the vesting of unvested stock options awarded to employees and officers, including executive officers, or each of the three grant dates, December 10, 2002, February 25, 2003, and May 22, 2003 (incorporated by reference to the Company’s Current Report on Form 8-K filed September 23, 2005 (No. 001-15925))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Factors That May Affect Future Performance

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 27, 2005	COMMUNITY HEALTH SYSTEMS, INC.
(Registrant)

	By:	/s/ Wayne T. Smith

Wayne T. Smith
Chairman of the Board,
President and Chief Executive Officer
(principal executive officer)

	By:	/s/ W. Larry Cash

W. Larry Cash
Executive Vice President, Chief Financial
Officer and Director
(principal financial officer)

	By:	/s/ T. Mark Buford

T. Mark Buford
Vice President and Corporate Controller
(principal accounting officer)

Index to Exhibits

No.	Description
10.1	Acceleration of the vesting of unvested stock options awarded to employees and officers, including executive officers, or each of the three grant dates, December 10, 2002, February 25, 2003, and May 22, 2003 (incorporated by reference to the Company’s Current Report on Form 8-K filed September 23, 2005 (No. 001-15925))

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Factors That May Affect Future Performance