Form 10-K
period 2005-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2006-02-24
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2005
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                                          to
Commission file number 001-15925
COMMUNITY HEALTH SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3893191
(State of incorporation)	(IRS Employer Identification No.)
7100 Commerce Way, Suite 100	37027
Brentwood, Tennessee	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (615) 465-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
          ☑ YES     ☐ NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
          ☐ YES       ☑ NO
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
          ☑ YES      ☐ NO
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑           Accelerated filer ☐           Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
          ☐ YES       ☑ NO
     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,368,708,868. Market value is determined by reference to the closing price on June 30, 2005 of the Registrant’s Common Stock as reported by the New York Stock Exchange. The Registrant does not (and did not at June 30, 2005) have any non-voting common stock outstanding. As of February 15, 2006, there were 97,486,798 shares of common stock, par value $.01 per share outstanding.
Documents Incorporated by Reference
The information required for Part III of this annual report is incorporated by reference from portions of the Registrant’s definitive proxy statement for its 2005 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2005.

FORM 10-K ANNUAL REPORT
COMMUNITY HEALTH SYSTEMS, INC.
Year Ended December 31, 2005

PART I
Item 1.
BUSINESS OF COMMUNITY HEALTH SYSTEMS
Overview of Our Company
     We are the largest non-urban provider of general hospital healthcare services in the United States in terms of number of facilities and net operating revenues. As of December 31, 2005, we owned, leased or operated 70 hospitals, geographically diversified across 21 states, with an aggregate of 7,974 licensed beds, which excludes one hospital held for sale. In approximately 85% of our markets, we are the sole provider of these services. In all but one of our other markets, we are one of two providers of these services. For the fiscal year ended December 31, 2005, we generated $3.7 billion in net operating revenues, and $167.5 million in net income. Since 1997, Wayne T. Smith has led our company as President and Chief Executive Officer, and since 2001, also as Chairman of our Board of Directors. Accomplishments achieved during Mr. Smith’s tenure which we believe are key components of our continued strategy include:
•	standardization and centralization of operations across key business areas;

•	implementation of a disciplined acquisition program;

•	expansion and improvement of the services and facilities at our hospitals;

•	implementation of quality of care improvement programs at our hospitals; and

•	recruitment of additional physicians to the markets in which our hospitals are located.
     A product of achieving these initiatives has been net operating revenue growth of 16.7% in 2005, 19.7% in 2004, and 31.3% in 2003. We also obtained net income growth of 10.6% in 2005, 15.2% in 2004, and 31.5% in 2003.
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
     Our Internet address is www.chs.net and the investor relations section of our website is located at www.chs.net/investor.relations. We make available free of charge, through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as well as amendments to those reports, as soon as reasonably practical after they are filed with the Securities and Exchange Commission. Our filings are also available to the public at the website maintained by the Securities and Exchange Commission, www.sec.gov.
     We also make available free of charge, through the investor relations section of our website, the Company’s Governance Principles, its Code of Conduct and the charters of the Audit and Compliance Committee, the Compensation Committee and the Governance and Nominating Committee.
     We have included the Chief Executive Officer and the Chief Financial Officer certifications regarding the company’s public disclosure required by Section 302 of the Sarbanes -Oxley Act of 2002 as Exhibits 31.1 and 31.2 of this report. The Company timely submitted to the New York Stock Exchange (the “NYSE”) the 2005 Annual CEO certification regarding the Company’s compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.

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
     Increase Revenue at Our Facilities
     Overview. We seek to increase revenue at our facilities by providing a broader range of services in a more attractive care setting, as well as by supporting and recruiting physicians. We identify the healthcare needs of the community by analyzing demographic data and patient referral trends. We also work with local hospital boards, management teams, and medical staffs to determine the number and type of additional physician specialties needed. Our initiatives to increase revenue include:
•	recruiting additional primary care physicians and specialists;

•	expanding the breadth of services offered at our hospitals through targeted capital expenditures to support the addition of more complex services, including orthopedics, cardiovascular services and urology; and

•	providing the capital to invest in technology and the physical plant at the facilities, particularly in our emergency rooms, surgery/critical care departments and diagnostic services.
     Physician Recruiting. The primary method of adding or expanding medical services is the recruitment of new physicians into the community. A core group of primary care physicians is necessary as an initial contact point for all local healthcare. The addition of specialists who offer services, including general surgery, OB/GYN, cardiovascular services, orthopedics and urology, completes the full range of medical and surgical services required to meet a community’s core healthcare needs. When we acquire a hospital, we identify the healthcare needs of the community by analyzing demographic data and patient referral trends. As a result of this analysis, we are able to determine what we believe to be the optimum mix of primary care physicians and specialists. We employ recruiters at the corporate level to support the local hospital managers in their recruitment efforts. We have increased the number of physicians affiliated with us through our recruiting efforts by approximately 293 in 2005, 270 in 2004 and 244 in 2003. The percentage of recruited or other physicians commencing practice with us that were specialists was over 45% in 2005. Most of our physicians are not employed by us but rather are in private practice in their communities. We have been successful in recruiting physicians because of the practice opportunities afforded physicians in our markets, as well as lower managed care penetration as compared to urban areas. These physicians are able to earn incomes comparable to incomes earned by physicians in urban centers.
     Emergency Room Initiatives. Given that over 55% of our hospital admissions originate in the emergency room, we systematically take steps to increase patient flow in our emergency rooms as a means of optimizing utilization rates for our hospitals. Furthermore, the impression of our overall operations by our customers is substantially influenced by our emergency rooms since generally that is their first experience with our hospitals. The steps we take to increase patient flow in our emergency rooms include renovating and expanding our emergency room facilities, improving service and reducing waiting times, as well as publicizing our emergency room capabilities in the local community. We have expanded or renovated 35 of our emergency room facilities since 1997, including four in 2005. We have also implemented marketing campaigns that emphasize the speed, convenience, and quality of our emergency rooms to enhance each community’s awareness of our emergency room services.
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
     Expansion of Services. In an effort to better meet the healthcare needs of the communities we serve and to capture a greater portion of the healthcare spending in our markets, we have added a broad range of services to our facilities. These services range from various types of diagnostic equipment capabilities to additional and renovated emergency rooms, surgical and critical care suites and specialty services. For example, in 2005, 15 major construction projects, totaling approximately $21.1 million, were completed. Those projects included new emergency rooms, cardiac cathertization lab, renovated surgical suites and hospital additions. These projects improved various diagnostic and other inpatient and outpatient service capabilities. We continue to believe that appropriate capital investments in our facilities combined with the development of our service capabilities will reduce the migration of patients to competing providers. We have also added a small group of clinical consultants at our corporate headquarters to assist the hospitals in their development of surgery, emergency services, critical care and cardiovascular services.
     Managed Care Strategy. Managed care has seen growth across the U.S. as health plans expand service areas and membership. As we service primarily non-urban markets, we do not have significant relationships with managed care organizations, including those with Medicare+Choice HMOs, now referred to as Medicare Advantage. We have responded with a proactive and carefully considered strategy developed specifically for each of our facilities. Our experienced business development department reviews and approves all managed care contracts, which are managed by our corporate managed care department using a central database. The primary mission of this department is to select and evaluate appropriate managed care opportunities, manage existing reimbursement arrangements, negotiate increases and educate our physicians. We do not intend to enter into capitated or risk sharing contracts. However, some purchased hospitals have risk sharing contracts at the time of our acquisition of them. We seek to discontinue these contracts to eliminate risk retention related to payment for patient care. We do not believe that we have, at the present time, any risk sharing contracts that would have a material impact on our results of operations.
     Grow Through Selective Acquisitions
     Acquisition Criteria. Each year we intend to acquire, on a selective basis, two to four hospitals that fit our acquisition criteria. Generally, we pursue acquisition candidates that:
•	have a general service area population between 20,000 and 200,000 with a stable or growing population base;

•	are the sole or primary provider of acute care services in the community;

•	are located more than 25 miles from a competing hospital;

•	are not located in an area that is dependent upon a single employer or industry; and

•	have financial performance that we believe will benefit from our management’s operating skills.
In each year since 1997, we have met or exceeded our acquisition goals. Occasionally, we have pursued acquisition opportunities in markets that do not meet our specified criteria when such opportunities have uniquely favorable characteristics. We estimate that there are currently over 300 hospitals that meet our acquisition criteria. These hospitals are primarily not-for-profit or municipally owned.
     Disciplined Acquisition Approach. We have been disciplined in our approach to acquisitions. We have a dedicated team of internal and external professionals who complete a thorough review of the hospital’s financial and operating performance, the demographics and service needs of the market and the physical condition of the facilities. Based on our historical experience, we then build a pro forma financial model that reflects what we believe can be accomplished under our ownership. Whether we buy or lease the existing facility or agree to construct a replacement hospital, we believe we have been disciplined in our approach to pricing. We typically begin the acquisition process by entering into a non-binding letter of intent with an acquisition candidate. After we complete business and financial due diligence and financial modeling, we decide whether or not to enter into a definitive agreement. Once an acquisition is completed, we have an organized and systematic approach to transitioning and integrating the new hospital into our system of hospitals.
     Acquisition Efforts. We have focused on identifying possible acquisition opportunities through expanding our internal acquisition group and working with a broad range of financial advisors who are active in the sale of hospitals, especially in the not-for-profit sector. From July 1996 through December 31, 2005, we acquired 52 hospitals for an aggregate investment of approximately $2.0 billion, including working capital.
     Most of our acquisition targets are municipal or other not-for-profit hospitals. We believe that our access to capital, ability to recruit physicians and reputation for providing quality care make us an attractive partner for these communities. In addition, we have found that communities located in states where we already operate a hospital are more receptive to us, when they consider selling their hospital, because they are aware of our operating track record with respect to our hospitals within the state.
               At the time we acquire a hospital, we may commit to an amount of capital expenditures, such as a replacement facility, renovations, or equipment over a specified period of time. As an obligation under hospital purchase agreements in effect as of December 31, 2005, we are required to construct one replacement facility by August 2008 to be located in Petersburg, Virginia and one replacement facility by June 30, 2009 to be located in Shelbyville, Tennessee. Construction costs for these replacement hospitals are currently estimated to be approximately $167 million. In addition, other commitments under purchase agreements, which include amounts for costs such as capital improvements, equipment, selected leases and physician recruiting in effect as of December 31, 2005, obligate us to spend approximately $240 million through 2011.
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
     In addition, each of our hospital management teams is supported by our centralized operational, reimbursement, regulatory and compliance expertise, as well as by our senior management team, which has an average of over 25 years of experience in the healthcare industry.
     Standardization and Centralization. Our standardization and centralization initiatives encompass nearly every aspect of our business, from developing standard policies and procedures with respect to patient accounting and physician practice management to implementing standard processes to initiate, evaluate and complete construction projects. Our standardization and centralization initiatives are a key element in improving our operating results.
•	Billing and Collections. We have adopted standard policies and procedures with respect to billing and collections. We have also automated and standardized various components of the collection cycle, including statement and collection letters and the movement of accounts through the collection cycle. Upon completion of an acquisition, our management information system team converts the hospital’s existing information system to our standardized system. This enables us to quickly implement our business controls and cost containment initiatives.

•	Physician Support. We support our newly recruited physicians to enhance their transition into our communities. We have implemented physician practice management seminars and training. We host these seminars bi-monthly. All newly recruited physicians are required to attend a three-day introductory seminar that covers issues involved in starting up a practice.

•	Procurement and Materials Management. We have standardized and centralized our operations with respect to medical supplies, equipment and pharmaceuticals used in our hospitals. Effective January 2005, we entered into a five-year participating agreement with automatic renewal terms of one year each with HealthTrust Purchasing Group, L.P., a group purchasing organization (“GPO”). HealthTrust is the source for a substantial portion of our medical supplies, equipment and pharmaceuticals.

•	Facilities Management. We have standardized interiors, lighting and furniture programs. We have also implemented a standard process to initiate, evaluate and complete construction projects. Our corporate staff monitors all construction projects, and reviews and pays all construction project invoices. Our initiatives in this area have reduced our construction costs while maintaining the same level of quality and have shortened the time it takes us to complete these projects.

•	Other Initiatives. We have also improved margins by implementing standard programs with respect to ancillary services in areas including emergency rooms, pharmacy, laboratory, imaging, home health, skilled nursing, centralized outpatient scheduling and health information management. We have reduced costs associated with these services by improving contract terms and standardizing information systems. We work to identify and communicate best practices and monitor these improvements throughout the Company.

•	Internal Controls Over Financial Reporting. We have centralized many of our significant internal controls over financial reporting and standardized those other controls that are performed at our hospital locations. We continuously monitor compliance with and evaluate the effectiveness of our internal controls over financial reporting.
     Case and Resource Management. Our case and resource management program is a company-devised program developed with the goal of improving clinical care and cost containment. The program focuses on:
•	appropriately treating patients along the care continuum;

•	reducing inefficiently applied processes, procedures and resources;

•	developing and implementing standards for operational best practices; and

•	using on-site clinical facilitators to train and educate care practitioners on identified best practices.
     Our case and resource management program integrates the functions of utilization review, discharge planning, overall clinical management, and resource management into a single effort to improve the quality and efficiency of care. Issues evaluated in this process include patient treatment, patient length of stay and utilization of resources.
     Under our case and resource management program, patient care begins with a clinical assessment of the appropriate level of care, discharge planning, and medical necessity for planned services. Once a patient is admitted to the hospital, we conduct a review for ongoing medical necessity using appropriateness criteria. We reassess and adjust discharge plan options as the needs of the patient change. We closely monitor cases to prevent delayed service or inappropriate utilization of resources. Once the patient attains clinical improvement, we encourage the attending physician to consider alternatives to hospitalization through discussions with the facility’s physician advisor. Finally, we refer the patient to the appropriate post-hospitalization resources.
     Improve Quality
     We have implemented various programs to ensure continuous improvement in the quality of care provided. We have developed training programs for all senior hospital management, chief nursing officers, quality directors, physicians and other clinical staff. We share information among our hospital management to implement best practices and assist in complying with regulatory requirements. We have standardized accreditation documentation and requirements. Corporate support is provided to each hospital to assist with accreditation reviews. Several of our facilities have received accreditation “with commendation” from the Joint Commission on Accreditation of Healthcare Organizations, commonly known as JCAHO. All hospitals conduct patient, physician, and staff satisfaction surveys to help identify methods of improving the quality of care.
     Each of our hospitals is governed by a board of trustees, which includes members of the hospital’s medical staff. The board of trustees establishes policies concerning the hospital’s medical, professional, and ethical practices, monitors these practices, and is responsible for ensuring that these practices conform to legally required standards. We maintain quality assurance programs to support and monitor quality of care standards and to meet Medicare and Medicaid accreditation and regulatory requirements. Patient care evaluations and other quality of care assessment activities are reviewed and monitored continuously.
Selected Operating Data
The following table sets forth operating statistics for our hospitals for each of the years presented. Statistics for 2005 include a full year of operations for 66 hospitals and partial periods for four hospitals acquired during the year. Statistics for 2004 include a full year of operations for 64 hospitals and partial periods for two hospitals acquired during the year. Statistics for 2003 include a full year of operations for 61 hospitals and partial periods for one hospital disposed of and for three hospitals acquired during the year. Since the seven hospitals acquired from Methodist Healthcare Corporation were acquired as of January 1, 2003, a full year of operations for these hospitals was included in 2003. Each of the years presented has been adjusted to reflect the reclassification as discontinued operations of the four hospitals sold during the first quarter of 2005, one of which was designated as being held-for-sale as of December 31, 2004, the termination of one hospital’s lease during the first quarter of 2005 and the addition of one hospital as being held-for-sale during the second quarter of 2005.

	Years Ended December 31,
	2005	2004	2003
	(dollars in thousands)
Consolidated Data (1)
Number of hospitals (at end of period)	70	66	64
Licensed beds (2)	7,974	7,358	7,107
Beds in service (3)	6,476	5,960	5,655
Admissions (4)	291,633	267,390	238,774
Adjusted admissions (5)	538,445	493,776	434,570
Patient days (6)	1,204,001	1,091,889	948,185
Average length of stay (days) (7)	4.1	4.1	4.0
Occupancy rate (beds in service) (8)	52.9%	51.2%	50.3%
Net operating revenues	$3,738,320	$3,203,507	$2,676,520
Net inpatient revenues as a % of total net operating revenues	50.9%	50.5%	51.2%
Net outpatient revenues as a % of total net operating revenues	47.8%	48.1%	47.5%
Net Income	$167,544	$151,433	$131,472
Net Income as a % of total net operating revenues	4.5%	4.7%	4.9%
Liquidity Data (1)
Adjusted EBITDA (9)	$573,200	$494,121	$429,067
Adjusted EBITDA as a % of total net operating revenues (9)	15.3%	15.4%	16.0%
Net cash flows provided by operating activities	$411,049	$325,750	$243,704
Net cash flows provided by operating activities as a % of total net operating revenues	11.0%	10.2%	9.1%

Net cash flows used in investing activities	$(327,272)	$(318,479)	$(620,770)
Net cash flows (used in) provided by financing activities	$(62,167)	$58,896	$260,553

See pages 7 and 8 for footnotes.

	Year Ended December 31,
	2005	2004
	(dollars in thousands)
Same-Store Data (1)(10)
Admissions (4)	272,887	267,390
Adjusted admissions (5)	502,449	493,776
Patient days (6)	1,118,614	1,091,889
Average length of stay (days) (7)	4.1	4.1
Occupancy rate (beds in service) (8)	52.6%	51.2%
Net operating revenues	$3,486,508	$3,199,284
Income from operations	$394,360	$341,688
Income from operations as a % of net operating revenues	11.3%	10.7%
Depreciation and amortization	$155,499	$148,826
Minority interest in earnings	$3,300	$2,494

(1)	Pursuant to SFAS No. 144, the Company has restated its years ended December 31, 2004 and 2003, financial statements and statistical results to reflect the reclassification as discontinued operations, the four hospitals sold during the first quarter of 2005, one of which was designated as being held-for-sale as of December 31, 2004, the termination of one hospital’s lease during the first quarter of 2005, and the addition of one hospital as being held-for-sale during the second quarter of 2005. Two hospitals were previously classified as discontinued operations in 2004.

(2)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(3)	Beds in service are the number of beds that are readily available for patient use.

(4)	Admissions represent the number of patients admitted for inpatient treatment.

(5)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(6)	Patient days represent the total number of days of care provided to inpatients.

(7)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(8)	We calculated percentages by dividing the average daily number of inpatients by the weighted average of beds in service.

(9)	EBITDA consists of income before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to exclude discontinued operations, loss from early extinguishment of debt and minority interest in earnings. We have from time to time sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. We believe that it is useful to present adjusted EBITDA because it excludes the portion of EBITDA attributable to these third party interests and clarifies for investors our portion of EBITDA generated by continuing operations. We use adjusted EBITDA as a measure of liquidity. We have included this measure because we believe it provides investors with additional information about our ability to incur and service debt and make capital expenditures. Adjusted EBITDA is the basis for a key component in the determination of our compliance with some of the covenants under our senior secured credit facility, as well as to determine the interest rate and commitment fee payable under the senior secured credit facility.

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

The following table reconciles adjusted EBITDA, as defined, to our net cash provided by operating activities as derived directly from our consolidated financial statements for the years ended December 31, 2005, 2004, and 2003 (in thousands):

	Year Ended December 31,
	2005	2004	2003
Adjusted EBITDA	$573,200	$494,121	$429,067

Interest expense, net	(94,613)	(75,256)	(68,192)
Provision for income taxes	(120,782)	(104,071)	(90,197)
Deferred income taxes	9,889	41,902	62,912
Loss from operations of hospitals sold or held for sale	(10,505)	(7,279)	(3,947)
Income tax benefit on the non-cash impairment and loss on sale of hospitals	924	1,080	—
Depreciation and amortization of discontinued operations	1,599	9,225	10,836
Stock compensation expense	4,957	2	13
Other non-cash (income) expenses, net	740	669	320
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(47,455)	(31,814)	(150,843)
Supplies, prepaid expenses and other current assets	(16,838)	(13,549)	(13,727)
Accounts payable, accrued liabilities and income taxes	84,956	(24,371)	34,722
Other	24,977	35,091	32,740

Net cash provided by operating activities	$411,049	$325,750	$243,704

(10)	Includes acquired hospitals to the extent we operated them during comparable periods in both years.
Sources of Revenue
     We receive payment for healthcare services provided by our hospitals from:
•	the federal Medicare program;

•	state Medicaid or similar programs;

•	healthcare insurance carriers, health maintenance organizations or “HMOs,” preferred provider organizations or “PPOs,” and other managed care programs; and

•	patients directly.

     The following table presents the approximate percentages of net operating revenue received from Medicare, Medicaid, managed care, self-pay and other sources for the periods indicated. The data for the years presented are not strictly comparable due to the significant effect that hospital acquisitions have had on these statistics.

	2005	2004	2003
Net Operating Revenues by Payor Source
Medicare	32.0%	31.9%	33.0%
Medicaid	11.2%	10.3%	10.6%
Managed Care	23.7%	22.2%	19.8%
Self-pay	11.5%	12.9%	12.6%
Other third party payors	21.6%	22.7%	24.0%

Total	100.0%	100.0%	100.0%

     As shown above, we receive a substantial portion of our revenue from the Medicare and Medicaid programs. In addition, other third party payors includes insurance companies for which we do not have insurance provider contracts, worker’s compensation carriers, and non-patient service revenue, such as rental income and cafeteria sales.
     Medicare is a federal program that provides medical insurance benefits to persons age 65 and over, some disabled persons, and persons with end-stage renal disease. Medicaid is a federal-state funded program, administered by the states, which provides medical benefits to individuals who are unable to afford healthcare. All of our hospitals are certified as providers of Medicare and Medicaid services. Amounts received under the Medicare and Medicaid programs are generally significantly less than a hospital’s customary charges for the services provided. Since a substantial portion of our revenue comes from patients under Medicare and Medicaid programs, our ability to operate our business successfully in the future will depend in large measure on our ability to adapt to changes in these programs.
     In addition to government programs, we are paid by private payors, which include insurance companies, HMOs, PPOs, other managed care companies, and employers, as well as by patients directly. The Blue Cross HMO payors are included in the above captioned Managed Care (HMO/PPO) line item. All other Blue Cross payors are included in the above captioned Other third party payors line item. Patients are generally not responsible for any difference between customary hospital charges and amounts paid for hospital services by Medicare and Medicaid programs, insurance companies, HMOs, PPOs, and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. To further reduce their healthcare costs, an increasing number of insurance companies, HMOs, PPOs, and other managed care companies are negotiating discounted fee structures or fixed amounts for hospital services performed, rather than paying healthcare providers the amounts billed. We negotiate discounts with managed care companies, which are typically smaller than discounts under governmental programs. If an increased number of insurance companies, HMOs, PPOs, and other managed care companies succeed in negotiating discounted fee structures or fixed amounts, our results of operations may be negatively affected. For more information on the payment programs on which our revenues depend, see “Payment” on page 16.
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
Supply Contracts
     In March 2005, we began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals,

under an agreement with HealthTrust Purchasing Group L.P., a GPO in which we are a minority partner. By participating in this organization we are able to procure items at competitively priced rates for our hospitals. There can be no assurance that our arrangement with HealthTrust will provide the discounts we expect to achieve. Prior to March 2005, we had an agreement with and purchased supplies using Broadlane Inc., another GPO.
Industry Overview
     The Centers for Medicare and Medicaid Services, or CMS, reported that in 2004, total U.S. healthcare expenditures grew by 7.9% to $1.9 trillion. It projects total U.S. healthcare spending to grow by 7.3% in 2005, by an average of 7.4% annually from 2006 through 2008 and by 6.9% annually from 2009 through 2014. By these estimates, healthcare expenditures will account for approximately $3.6 trillion, or 18.7% of the total U.S. gross domestic product, by 2014.
     Hospital services, the market in which we operate, is the largest single category of healthcare at 30% of total healthcare spending in 2004, or $570 billion, as reported by CMS. The Centers for Medicare and Medicaid Services projects the hospital services category to grow by at least 6.0% per year through 2014. It expects growth in hospital healthcare spending to continue due to the aging of the U.S. population and consumer demand for expanded medical services. As hospitals remain the primary setting for healthcare delivery, it expects hospital services to remain the largest category of healthcare spending.
     U.S. Hospital Industry. The U.S. hospital industry is broadly defined to include acute care, rehabilitation, and psychiatric facilities that are either public (government owned and operated), not-for-profit private (religious or secular), or for-profit institutions (investor owned). According to the American Hospital Association, there are approximately 4,900 inpatient hospitals in the U.S. which are not-for-profit owned, investor owned, or state or local government owned. Of these hospitals, approximately 40% are located in non-urban communities. These facilities offer a broad range of healthcare services, including internal medicine, general surgery, cardiology, oncology, orthopedics, OB/GYN, and emergency services. In addition, hospitals also offer other ancillary services including psychiatric, diagnostic, rehabilitation, home health, and outpatient surgery services.
Urban vs. Non-Urban Hospitals
     According to the U.S. Census Bureau, 25% of the U.S. population lives in communities designated as non-urban. In these non-urban communities, hospitals are typically the primary source of healthcare. In many cases a single hospital is the only provider of general healthcare services in these communities. According to the American Hospital Association, in 2005, there were approximately 2,000 non-urban hospitals in the U.S. We believe that a majority of these hospitals are owned by not-for-profit or governmental entities.
     Factors Affecting Performance. Among the many factors that can influence a hospital’s financial and operating performance are:
•	facility size and location;

•	facility ownership structure (i.e., tax-exempt or investor owned);

•	a facility’s ability to participate in group purchasing organizations; and

•	facility payor mix.
     We believe that non-urban hospitals are generally able to obtain higher operating margins than urban hospitals. Factors contributing to a non-urban hospital’s margin advantage include fewer patients with complex medical problems, a lower cost structure, limited competition, and favorable Medicare payment provisions. Patients needing the most complex care are more often served by the larger and/or more specialized urban hospitals. A non-urban hospital’s lower cost structure results from its geographic location, as well as the lower number of patients treated who need the most highly advanced services. Additionally, because non-urban hospitals are generally sole providers or one of a small group of providers in their markets, there is limited competition. This generally results in more favorable pricing with commercial payors. Medicare has special payment provisions for “sole community hospitals.” Under present law, hospitals that qualify for this designation can receive higher reimbursement rates. As of December 31, 2005, 15 of our hospitals were “sole community hospitals.” In addition, we believe that non-urban communities are generally characterized by a high level of patient and physician loyalty that fosters cooperative relationships among the local hospitals, physicians, employees and patients.
     The type of third party responsible for the payment of services performed by healthcare service providers is also an important factor which affects hospital operating margins. These providers have increasingly exerted pressure on healthcare service providers to reduce the cost of care. The most active providers in this regard have been HMOs, PPOs, and other managed care organizations. The characteristics of non-urban markets make them less attractive to these managed care organizations. This is partly because the limited size of non-urban markets and their diverse, non-national employer bases minimize the ability of managed care organizations to achieve economies of scale. In 2005, approximately 23.7% of our net operating revenues were paid by managed care organizations as compared to 22.2% in 2004 and 19.8% in 2003.
Hospital Industry Trends
     Demographic Trends. According to the U.S. Census Bureau, there are approximately 36.9 million Americans aged 65 or older in the U.S. today, who comprise approximately 13% of the total U.S. population. By the year 2030 the number of elderly is expected to climb to 71.5 million, or 20% of the total population. Due to the increasing life expectancy of Americans, the number of people aged 85 years and older is also expected to increase from 4.3 million to 9.6 million by the year 2030. This increase in life expectancy will increase demand for healthcare services and, as importantly, the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among the main beneficiaries of this increase in demand. Based on data compiled for us, the populations of the service areas where our hospitals are located grew by 18.7% from 1990 to 2004 and are expected to grow by 5.6% from 2004 to 2009. The number of people aged 55 or older in these service areas grew by 24.7% from 1990 to 2004 and is expected to grow by 12.4% from 2004 to 2009.
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
Government Regulation
     Overview. The healthcare industry is required to comply with extensive government regulation at the federal, state, and local levels. Under these regulations, hospitals must meet requirements to be certified as hospitals and qualified to participate in government programs, including the Medicare and Medicaid programs. These requirements relate to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, hospital use, rate-setting, compliance with building codes, and environmental protection laws. There are also extensive regulations governing a hospital’s participation in these government programs. If we fail to comply with applicable laws and regulations, we can be subject to criminal penalties and civil sanctions, our hospitals can lose their licenses and we could lose our ability to participate in these government programs. In addition, government regulations may change. If that happens, we may have to make changes in our facilities, equipment, personnel, and services so that our hospitals remain certified as hospitals and qualified to participate in these programs. We believe that our hospitals are in substantial compliance with current federal, state, and local regulations and standards.
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
     Recent Changes. In recent years, numerous changes have been made in the oversight of health care providers to provide an increased emphasis on the linkage between quality of care criteria and payment levels. For example, hospital Medicare payments are now impacted by the hospital’s accurate reporting of the basic elements of care provided to patients with certain diagnoses. As another indication of this trend and focus, the Joint Commission on Accreditation of Healthcare Organizations no longer gives numerical scores at scheduled triennial surveys; they now score hospitals and other accredited providers on a pass-fail basis at unannounced surveys. Because hospitals no longer are able to prepare for a survey at a time certain, it is possible that there will be an increase in negative survey findings, which could lead to a loss of accreditation. Other provider types are facing similar changes in payment and quality oversight.
     Fraud and Abuse Laws. Participation in the Medicare program is heavily regulated by federal statute and regulation. If a hospital fails substantially to comply with the requirements for participating in the Medicare program, the hospital’s participation in the Medicare program may be terminated and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in the Medicare program if it performs any of the following acts:
•	making claims to Medicare for services not provided or misrepresenting actual services provided in order to obtain higher payments;

•	paying money to induce the referral of patients where services are reimbursable under a federal health program; or

•	paying money to limit or reduce the services provided to Medicare beneficiaries.
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
     Another law regulating the healthcare industry is a section of the Social Security Act, known as the “anti-kickback” statute. This law prohibits some business practices and relationships under Medicare, Medicaid, and other federal healthcare programs. These practices include the payment, receipt, offer, or solicitation of remuneration of any kind in exchange for items or services that are reimbursed under most federal or state healthcare program. Violations of the anti-kickback statute may be punished by criminal and civil fines, exclusion from federal healthcare programs, and damages up to three times the total dollar amount involved.
     The Office of Inspector General of the Department of Health and Human Services, or OIG, is responsible for identifying and investigating fraud and abuse activities in federal healthcare programs. As part of its duties, the OIG provides guidance to healthcare providers by identifying types of activities that could violate the anti-kickback statute. The OIG also publishes regulations outlining activities and business relationships that would be deemed not to violate the anti-kickback statute. These regulations are known as “safe harbor” regulations. However, the failure of a particular activity to comply with the safe harbor regulations does not necessarily mean that the activity violates the anti-kickback statute.

     The OIG has identified the following incentive arrangements as potential violations of the anti-kickback statute:
•	payment of any incentive by the hospital when a physician refers a patient to the hospital;

•	use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital;

•	provision of free or significantly discounted billing, nursing, or other staff services;

•	free training for a physician’s office staff including management and laboratory techniques (but excluding compliance training);

•	guarantees which provide that if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder;

•	low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital;

•	payment of the costs of a physician’s travel and expenses for conferences;

•	payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered; or

•	purchasing goods or services from physicians at prices in excess of their fair market value.
     We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians own interests in a limited number of our facilities. Physicians may also own our stock. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, management agreements, and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives include relocation, reimbursement for certain direct expenses, income guarantees and, in some cases, loans. Although we believe that we have structured our arrangements with physicians in light of the “safe harbor” rules, we cannot assure you that regulatory authorities will not determine otherwise. If that happens, we could be subject to criminal and civil penalties and/or exclusion from participating in Medicare, Medicaid, or other government healthcare programs.
     The Social Security Act also includes a provision commonly known as the “Stark law.” This law prohibits physicians from referring Medicare patients to healthcare entities in which they or any of their immediate family members have ownership interests or other financial arrangements. These types of referrals are commonly known as “self referrals.” Sanctions for violating the Stark law include denial of payment, civil money penalties, assessments equal to twice the dollar value of each service, and exclusion from government payor programs. There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital; the Medicare Prescription Drug Improvement and Modernization Act of 2003 imposed an 18-month moratorium on the use of this Stark law exception for new specialty hospital physician self-referral arrangements. The original moratorium expired on June 8, 2005, but the Medicare Payment Advisory Commission has issued a report recommending that the moratorium be extended until January 1, 2007. As of December 31, 2005, Congress had not enacted an extension of the moratorium. Another exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, and recruitment agreements. In January 2002 and March 2004, the federal government issued regulations which interpret some of the provisions included in the Stark law. We strive to comply with the Stark law and regulations; however, the government may interpret the law and regulations differently. If we are found to have violated the Stark law or regulations, we could be subject to significant sanctions, including damages, penalties, and exclusion from federal health care programs.

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
     False Claims Act. Another trend in healthcare litigation is the increased use of the False Claims Act, or FCA. This law makes providers liable for, among other things, the knowing submission of a false claim for reimbursement by the federal government. The FCA has been used not only by the U.S. government, but also by individuals who bring an action on behalf of the government under the law’s “qui tam” or “whistleblower” provisions and share in any recovery. When a private party brings a qui tam action under the FCA, it files the complaint with the court under seal, and the defendant will generally not be aware of the lawsuit until the government makes a determination whether it will intervene and take a lead in the litigation.
     Civil liability under the FCA can be up to three times the actual damages sustained by the government plus civil penalties of up to $11,000 for each separate false claim submitted to the government. There are many potential bases for liability under the FCA. Although liability under the FCA arises when an entity knowingly submits a false claim for reimbursement, the FCA defines the term “knowingly” to include reckless disregard of the truth or falsity of the claim being submitted.
     A number of states in which we operate have enacted or are considering enacting state false claims legislation. These state false claims laws are generally modeled on the federal FCA, with similar damages, penalties, and qui tam enforcement provisions. An increasing number of healthcare false claims cases seek recoveries under both federal and state law.
     Corporate Practice of Medicine; Fee-Splitting. Some states have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians. Some states also have adopted laws that prohibit direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. We structure our arrangements with healthcare providers to comply with the relevant state law. However, we cannot assure you that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of these laws. These laws may also be interpreted by the courts in a manner inconsistent with our interpretations.
     Emergency Medical Treatment and Active Labor Act. The Emergency Medical Treatment and Active Labor Act imposes requirements as to the care that must be provided to anyone who comes to facilities providing emergency medical services seeking care before they may be transferred to another facility or otherwise denied care. Sanctions for failing to fulfill these requirements include exclusion from participation in Medicare and Medicaid programs and civil money penalties. In addition, the law creates private civil remedies which enable an individual who suffers personal harm as a direct result of a violation of the law to sue the offending hospital for damages and equitable relief. A medical facility that suffers a financial loss as a direct result of another participating hospital’s violation of the law also has a similar right. Although we believe that our practices are in compliance with the law, we can give no assurance that governmental officials responsible for enforcing the law or others will not assert we are in violation of these laws.
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
     Certificates of Need. The construction of new facilities, the acquisition of existing facilities and the addition of new services at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. We operate 38 hospitals in 11 states that have adopted certificate of need laws for acute care facilities. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of a hospital’s licenses.
     Privacy and Security Requirements of HIPAA. The Administrative Simplification Provisions of HIPAA require the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. We believe we are in compliance with these regulations. CMS granted waivers in October 2003 to provide insurance payors additional time to comply with these standards. We monitor each payor transition proactively to resolve any issues that may arise. We have established a sub-committee of our Management Compliance Committee to address our compliance with these regulations.
     The Administrative Simplification Provisions also require CMS to adopt standards to protect the security and privacy of health-related information. These privacy regulations became effective April 14, 2001 but compliance with these regulations was not required until April 2003. The privacy regulations extensively regulate the use and disclosure of individually identifiable health-related information. If we violate these regulations, we could be subject to monetary fines and penalties, criminal sanctions and civil causes of action. We have implemented and operate continuing employee education programs to reinforce operational compliance with policy and procedures which adhere to privacy regulations. Regulations relating to the security of electronic protected health information went into effect on April 21, 2003, and compliance was required as of April 21, 2005. The HIPAA security standards and privacy regulations serve similar purposes and overlap to a certain extent, but the security regulations relate more specifically to protecting the integrity, confidentiality and availability of electronic protected health information while it is in our custody or being transmitted to others. We believe we have established proper controls to safeguard access to protected health information.
Payment
     Medicare. Under the Medicare program, we are paid for inpatient and outpatient services performed by our hospitals.
     Payments for inpatient acute services are generally made pursuant to a prospective payment system, commonly known as “PPS.” Under PPS, our hospitals are paid a prospectively determined amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group, commonly known as a “DRG,” based upon the patient’s condition and treatment during the relevant inpatient stay. Each DRG is assigned a payment rate that is prospectively set using national average costs per case for treating a patient for a particular diagnosis. DRG payments do not consider the actual costs incurred by a hospital in providing a particular inpatient service. However, DRG payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. While a hospital generally does not receive payment in addition to a DRG payment, hospitals may qualify for an “outlier” payment when the relevant patient’s treatment costs are extraordinarily high and exceed a specified regulatory threshold.
     In addition, hospitals may qualify for Medicare disproportionate share payments when their percentage of low income patients exceeds specified regulatory thresholds. Under the Benefits Improvement and Protection Act of 2000, a majority of our hospitals qualify to receive Medicare disproportionate share payments. For the majority of our hospitals that qualify to receive Medicare disproportionate share payments, these payments were increased by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 effective April 1, 2004.
     The DRG rates are adjusted by an update factor on October 1 of each year, the beginning of the federal fiscal year. The index used to adjust the DRG rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. Under the Benefits Improvement and Protection Act of 2000, the DRG rate increased by 3.4% for federal fiscal year 2001, 2.75% for federal fiscal year 2002 and 2.95% for federal fiscal year 2003. Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, DRG payment rates were increased by the full “market basket index”, or 3.4% for the federal fiscal year 2004; and DRG payment rates will be increased by the full “market basket index” for the federal fiscal years 2005 and 2006, or 3.3% and 3.7%, respectively. However, if patient quality data is not submitted by the Company to the Secretary of Health and Human Services, a 0.4% reduction to the “market basket index” would then be imposed. Future legislation may decrease the rate of increase for DRG payments, but we are not able to predict the amount of any reduction or the effect that any reduction will have on us.
     Outpatient services were traditionally paid at the lower of customary charges or on a reasonable cost basis. The Balanced Budget Act of 1997 established a PPS for outpatient hospital services that commenced on August 1, 2000. The Balanced Budget Refinement Act of 1999 eliminated the anticipated average reduction of 5.7% for various Medicare outpatient business under the Balanced Budget Act of 1997. Under the Balanced Budget Refinement Act of 1999, non-urban hospitals with 100 beds or less were held harmless under Medicare outpatient PPS through December 31, 2004. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 extended the hold harmless provision for non-urban hospitals with 100 beds or less and for non-urban sole community hospitals with more than 100 beds through December 31, 2005. Of our 70 hospitals at December 31, 2005, 42 qualified for this relief. Losses under Medicare outpatient PPS of non-urban hospitals with greater than 100 beds and urban hospitals were mitigated through a corridor reimbursement approach, which provided for reimbursement of a percentage of losses through December 31, 2003. Substantially all of our remaining hospitals qualified for relief under this provision. Effective April 1, 2002, the outpatient conversion factor rate was increased by 2.3%; however, adjustments to pass-through payment amounts and other variables within the outpatient PPS resulted in an approximate 5% to 6% net reduction in outpatient PPS payments. The outpatient conversion factor rate was increased by 3.5% effective January 1, 2003; however, adjustments to other variables within the outpatient PPS resulted in an approximate 3.6% to 4.0% net increase in outpatient PPS payments. The outpatient conversion factor rate was increased 3.4% effective January 1, 2004; however, adjustments to other variables within the outpatient PPS resulted in an approximate 4.3% to 4.7% net increase in outpatient PPS payments. The outpatient conversion factor was increased 3.3% effective January 1, 2005; however, coupled with adjustments to other variables within the outpatient PPS resulted in an approximate 4.8% to 5.2% net increase in outpatient PPS payments. The outpatient conversion factor was increased 3.7% effective January 1, 2006; however coupled with adjustments to other variables with the outpatient PPS, an approximate 2.2% to 2.6% net increase in outpatient payments occurred.
     Skilled nursing facilities and swing bed facilities were historically paid by Medicare on the basis of actual costs, subject to limitations. The Balanced Budget Act of 1997 established a PPS for Medicare skilled nursing facilities and mandated that swing bed facilities must be incorporated into the skilled nursing facility PPS. The new skilled nursing commenced in July 1998, and was fully implemented in July 2002. The new swing bed facility PPS commenced in July 2002 and was fully implemented in June 2003. We have experienced reductions in payments for our skilled nursing services. However, the Benefits Improvement and Protection Act of 2000 required CMS to increase the current reimbursement amount for the skilled nursing facility PPS by approximately 8.0% for services furnished between April 1, 2001 and September 30, 2002. Additionally, the Benefits Improvement and Protection Act of 2000 increased the skilled nursing facility PPS payment rates by the full market basket for federal fiscal year 2001 and market basket minus 0.5% for federal fiscal years 2002 and 2003. For federal fiscal year 2004 skilled nursing facility PPS payment rates are increased by the full market basket of 3.0% coupled with a 3.26% increase to reflect the difference between the market basket forecast and the actual market basket increase from the start of the skilled nursing facility PPS in July 1998. For federal fiscal year 2005, skilled nursing facility PPS payment rates were increased by the full market basket of 2.8%. For federal fiscal year 2006, skilled nursing facility PPS payment rates are increased 3.1%; however coupled with adjustments to other variables within the skilled nursing facility PPS, an approximate 3.9% to 4.3% net increase in skilled nursing facility PPS payments occurred.
     The Balanced Budget Act of 1997 also required the Department of Health and Human Services to establish a PPS for home health services effective October 1, 2000. We have experienced reductions in payments for our home health services and a decline in home health visits due to a reduction in benefits by reason of the Balanced Budget Act of 1997. However, the Balanced Budget Refinement Act of 1999 and the Benefits Improvement and Protection Act of 2000 delayed until October 1, 2002 a 15.0% payment limit reduction that would have otherwise applied effective October 1, 2000. Additionally, the Benefits Improvement and Protection Act of 2000 increased the home health agency PPS annual update to 2.2% for services furnished between April 1, 2001 and September 30, 2001, and for a two year period that began on April 1, 2001, increased Medicare payments by 10.0% for home health services furnished in rural areas. The home health agency PPS per episodic payment rate increased by 2.1% on October 1, 2002; however, other Benefits Improvement and Protection Act of 2000 adjustments to other variables within the home health PPS resulted in an approximate 5.0% net reduction in home health PPS payments on October 1, 2002. The home health agency PPS per episodic payment rate increased by 3.3% on October 1, 2003. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 implemented an 0.8% reduction to the market basket increase to the home health agency PPS per episodic payment rate effective April 1, 2004 and for the federal fiscal years 2005 and 2006, and increased Medicare payments by 5.0% to home health services provided in rural areas from April 1, 2004 through March 31, 2005. The home health agency PPS per episodic payment rate increased by 2.3% on January 1, 2005 and by 2.8% on January 1, 2006.
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
     Commercial Insurance. Our hospitals provide services to individuals covered by private healthcare insurance. Private insurance carriers pay our hospitals or in some cases reimburse their policyholders based upon the hospital’s established charges and the coverage provided in the insurance policy. Commercial insurers are trying to limit the costs of hospital services by negotiating discounts, including PPS, which would reduce payments by commercial insurers to our hospitals. Reductions in payments for services provided by our hospitals to individuals covered by commercial insurers could adversely affect us.

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
     Some of our hospitals operate in primary service areas where they compete with another hospital. Some of these competing hospitals use equipment and services more specialized than those available at our hospitals and some of the hospitals that compete with us are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals can make capital expenditures without paying sales, property and income taxes. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology, and diagnostic centers.
     The number and quality of the physicians on a hospital’s staff is an important factor in a hospital’s competitive advantage. Physicians decide whether a patient is admitted to the hospital and the procedures to be performed. Admitting physicians may be on the medical staffs of other hospitals in addition to those of our hospitals. We attempt to attract our physicians’ patients to our hospitals by offering quality services and facilities, convenient locations, and state-of-the-art equipment.
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
     Our company-wide compliance program has been in place since 1997. Currently, the program’s elements include leadership, management and oversight at the highest levels, a Code of Conduct, risk area specific policies and procedures, employee education and training, an internal system for reporting concerns, auditing and monitoring programs, and a means for enforcing the program’s policies.
     Since its initial adoption, the compliance program continues to be expanded and developed to meet the industry’s expectations and our needs. Specific written policies, procedures, training and educational materials and programs, as well as auditing and monitoring activities have been prepared and implemented to address the functional and operational aspects of our business. Included within these functional areas are materials and activities for business sub-units, including laboratory, radiology, pharmacy, emergency, surgery, observation, home health, skilled nursing, and clinics. Specific areas identified through regulatory interpretation and enforcement activities have also been addressed in our program. Claims preparation and submission, including coding, billing, and cost reports, comprise the bulk of these areas. Financial arrangements with physicians and other referral sources, including compliance with anti-kickback and Stark laws, emergency department treatment and transfer requirements, and other patient disposition issues are also the focus of policy and training, standardized documentation requirements, and review and audit. Another focus of the program is the interpretation and implementation of the HIPAA standards for privacy and security.
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
Employees
     At December 31, 2005, we employed approximately 21,600 full time employees and 10,700 part-time employees. Of these employees, approximately 2,100 are union members. We currently believe that our labor relations are good.
Professional Liability
     As part of our business of owning and operating hospitals, we are subject to legal actions alleging liability on our part. To cover claims arising out of the operations of hospitals, we maintain professional malpractice liability insurance and general liability insurance on a claims made basis in excess of those amounts for which we are self-insured, that we believe to be sufficient for our operations. We also maintain umbrella liability coverage for claims which, due to their nature or amount, are not covered by our insurance policies. We cannot assure you that professional liability insurance will cover all claims against us or continue to be available at reasonable costs for us to maintain adequate levels of insurance. For a further discussion of our insurance coverage, see Critical Accounting Policies on page 45.
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
     We are insured for damages of personal property or environmental injury arising out of environmental impairment of both underground and above ground storage tanks. This policy also pays for the clean up resulting from storage tanks. Our policy coverage is $2 million per occurrence with a $25,000 deductible and a $5 million annual aggregate.

Item 1A.
Risk Factors
The following risk factors could materially and adversely affect our future operating results and could cause actual results to differ materially from those predicted in the forward-looking statements we make about our business.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the agreements relating to our indebtedness.
     We are significantly leveraged. The chart below shows our level of indebtedness and other information as of December 31, 2005. This chart does not include $425 million that would be available for future borrowings under the revolving tranche of our senior secured credit facility, of which $23 million is reserved for outstanding letters of credit. We also have the ability to amend our senior secured credit facility to provide for one or more additional tranches of term loans in aggregate principal amount of up to $400 million.

As of
December 31, 2005
Senior secured credit facility
Revolving tranche	$—
Term loan	1,185
Notes	300
Other	183

Total debt	1,668

Stockholder equity	1,565

Year Ended
December 31, 2005
Ratio of earnings to fixed charges (a)	3.61	x

(a)	In calculating the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense (which includes amortization of deferred financing costs and debt issuance costs) and one-quarter of rent expense deemed representative of that portion of rent expense to be attributable to interest.
Our substantial degree of leverage could have important consequences for you, including the following:
•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures and future business opportunities;

•	the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations, including those related to the notes;

•	some of our borrowings, including borrowings under our senior secured credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

If competition decreases our ability to acquire additional hospitals on favorable terms, we may be unable to execute our acquisition strategy.
An important part of our business strategy is to acquire two to four hospitals each year. However, not-for-profit hospital systems and other for-profit hospital companies generally attempt to acquire the same type of hospitals as we do. Some of these other purchasers have greater financial resources than we do. Our principal competitors for acquisitions have included Health Management Associates, Inc., and LifePoint Hospitals, Inc. On some occasions, we also compete with Universal Health Services, Inc. and Triad Hospitals Inc. In addition, some hospitals are sold through an auction process, which may result in higher purchase prices than we believe are reasonable. Therefore, we may not be able to acquire additional hospitals on terms favorable to us.
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
In March 2005, we entered into a five-year participation agreement with automatic renewal terms of one year each with HealthTrust Purchasing Group, L.P., a GPO which replaced a similar arrangement with another GPO. GPOs attempt to obtain favorable pricing on medical supplies with manufacturers and vendors who sometimes negotiate exclusive supply arrangements in exchange for the discounts they give. Recently, some vendors who are not GPO members have challenged these exclusive supply arrangements. In addition, the U.S. Senate has held hearings with respect to GPOs and these exclusive supply arrangements. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could incur higher costs for our medical supplies obtained through HealthTrust. These higher costs could cause our operating results to decline.
There can be no assurance that our arrangement with HealthTrust will provide the discounts we expect to achieve.
If the fair value of our reporting units declines, a material non-cash charge to earnings from impairment of our goodwill could result.
Affiliates of Forstmann Little & Co. acquired our predecessor company in 1996 principally for cash. We recorded a significant portion of the purchase price as goodwill. At December 31, 2005 Forstmann Little and Co. no longer owns any shares of our common stock. We have also recorded as goodwill a portion of the purchase price for many of our subsequent hospital acquisitions. At December 31, 2005, we had approximately $1.260 billion of goodwill recorded on our books. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.
Risks related to our industry
If federal or state healthcare programs or managed care companies reduce the payments we receive as reimbursement for services we provide, our net operating revenues may decline.
In 2005, 43.2% of our net operating revenues came from the Medicare and Medicaid programs. In recent years, federal and state governments made significant changes in the Medicare and Medicaid programs, including the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Some of these changes have decreased the amount of money we receive for our services relating to these programs.
In recent years, Congress and some state legislatures have introduced an increasing number of other proposals to make major changes in the healthcare system including an increased emphasis on the linkage between quality of care criteria and payment levels. Future federal and state legislation may further reduce the payments we receive for our services. For example, the Governor of the State of Tennessee implemented cuts in the second half of 2005 in TennCare by restricting eligibility and capping specified services and the Joint Commission on Accreditation of Healthcare Organizations no longer gives numerical scores at scheduled triennial surveys, but instead scores on a pass-fail basis at unannounced surveys.
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
The healthcare industry is required to comply with many laws and regulations at the federal, state, and local government levels. These laws and regulations require that hospitals meet various requirements, including those relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, compliance with building codes, environmental protection and privacy. These laws include the Health Insurance Portability and Accountability Act of 1996 and a section of the Social Security Act, known as the “anti-kickback” statute. If we fail to comply with applicable laws and regulations, including fraud and abuse laws, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in the Medicare, Medicaid, and other federal and state healthcare programs.
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
In recent years, physicians, hospitals, and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability, or related legal theories. Many of these actions involve large claims and significant defense costs. To protect us from the cost of these claims, we maintain professional malpractice liability insurance and general liability insurance coverage in excess of those amounts for which we are self-insured, that we believe to be sufficient for our operations. However, our insurance coverage may not cover all claims against us or may not continue to be available at a reasonable cost for us to maintain adequate levels of insurance. The cost of malpractice and other liability insurance increased in 2003 by 0.4%, decreased in 2004 by 0.2% and decreased in 2005 by 0.2% as a percentage of net operating revenue. If these costs rise rapidly, our profitability could decline. For a further discussion of our insurance coverage, see our discussion of professional liability insurance claims in “Management’s discussion and analysis of financial condition and results of operations.”

This Report includes forward-looking statements which could differ from actual future results.
     Some of the matters discussed in this Report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:
•	general economic and business conditions, both nationally and in the regions in which we operate;

•	demographic changes;

•	existing governmental regulations and changes in, or the failure to comply with, governmental regulations;

•	legislative proposals for healthcare reform;

•	the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which includes specific reimbursement changes for small urban and non-urban hospitals;

•	our ability, where appropriate, to enter into managed care provider arrangements and the terms of these arrangements;

•	changes in inpatient or outpatient Medicare and Medicaid payment levels;

•	uncertainty regarding the application of the Health Insurance Portability and Accountability Act of 1996 regulations;

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply cost due to market pressure from pharmaceutical companies and new product releases;

•	liability and other claims asserted against us, including self-insured malpractice claims;

•	competition;

•	our ability to attract and retain qualified personnel, key management, physicians, nurses and other healthcare workers;

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals;

•	changes in medical or other technology;

•	changes in generally accepted accounting principles;

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to successfully acquire and integrate additional hospitals;

•	our ability to obtain adequate levels of general and professional liability insurance;

•	potential adverse impact of known and unknown government investigations; and

•	timeliness of reimbursement payments received under government programs.

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

Item 1B.
Unresolved Staff Comments
     None
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
     For each of our hospitals, the following table shows its location, the date of its acquisition or lease inception and the number of licensed beds as of December 31, 2005:

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Alabama
Woodland Community Hospital	Cullman	100	October, 1994	Owned
Parkway Medical Center Hospital	Decatur	108	October, 1994	Owned
L.V. Stabler Memorial Hospital	Greenville	72	October, 1994	Owned
Hartselle Medical Center	Hartselle	150	October, 1994	Owned
South Baldwin Regional Center	Foley	82	June, 2000	Leased

Arizona
Payson Regional Medical Center	Payson	44	August, 1997	Leased
Western Arizona Regional	Bullhead City	115	July, 2000	Owned

Arkansas
Harris Hospital	Newport	133	October, 1994	Owned
Helena Regional Medical Center	Helena	155	March, 2002	Leased

California
Barstow Community Hospital	Barstow	56	January, 1993	Leased
Fallbrook Hospital	Fallbrook	47	November, 1998	Operated (2)
Watsonville Community Hospital	Watsonville	106	September, 1998	Owned

Florida
Lake Wales Medical Center	Lake Wales	154	December, 2002	Owned
North Okaloosa Medical Center	Crestview	110	March, 1996	Owned

Georgia
Fannin Regional Hospital	Blue Ridge	50	January, 1986	Owned

Illinois
Crossroads Community Hospital	Mt. Vernon	55	October, 1994	Owned
Gateway Regional Medical Center	Granite City	406	January, 2002	Owned
Heartland Regional Medical Center	Marion	92	October, 1996	Owned
Red Bud Regional Hospital	Red Bud	31	September, 2001	Owned
Galesburg Cottage Hospital	Galesburg	170	July, 2004	Owned

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Kentucky
Parkway Regional Hospital	Fulton	70	May, 1992	Owned
Three Rivers Medical Center	Louisa	90	May, 1993	Owned
Kentucky River Medical Center	Jackson	55	August, 1995	Leased

Louisiana
Byrd Regional Hospital	Leesville	60	October, 1994	Owned
River West Medical Center	Plaquemine	80	August, 1996	Leased

Missouri
Moberly Regional Medical Center	Moberly	103	November, 1993	Owned
Northeast Regional Medical Center	Kirksville	109	December, 2000	Leased

New Jersey
Memorial Hospital of Salem County	Salem	140	September, 2002	Owned

New Mexico
Mimbres Memorial Hospital	Deming	49	March, 1996	Owned
Eastern New Mexico Medical Center	Roswell	162	April, 1998	Owned
Northeastern Regional Hospital	Las Vegas	54	April, 2000	Owned

North Carolina
Martin General Hospital	Williamston	49	November, 1998	Leased

Pennsylvania
Berwick Hospital	Berwick	101	March, 1999	Owned
Brandywine Hospital	Coatesville	168	June, 2001	Owned
Jennersville Regional Hospital	West Grove	59	October, 2001	Owned
Easton Hospital	Easton	330	October, 2001	Owned
Lock Haven Hospital	Lock Haven	84	August, 2002	Owned
Pottstown Memorial Medical Center	Pottstown	227	July, 2003	Owned
Phoenixville Hospital	Phoenixville	143	August, 2004	Owned
Chestnut Hill Hospital	Philadelphia	222	February, 2005	Owned
Sunbury Community Hospital	Sunbury	82	October, 2005	Owned

South Carolina
Marlboro Park Hospital	Bennettsville	102	August, 1996	Leased
Chesterfield General Hospital	Cheraw	59	August, 1996	Leased
Springs Memorial Hospital	Lancaster	200	November, 1994	Owned

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Tennessee
Lakeway Regional Hospital	Morristown	135	May, 1993	Owned
Cleveland Community Hospital	Cleveland	100	October, 1994	Owned
White County Community Hospital	Sparta	60	October, 1994	Owned
Regional Hospital Of Jackson	Jackson	154	January, 2003	Owned
Dyersburg Regional Medical Center	Dyersburg	225	January, 2003	Owned
Haywood Park Community Hospital	Brownsville	62	January, 2003	Owned
Henderson County Community Hospital	Lexington	45	January, 2003	Owned
McKenzie Regional Hospital	McKenzie	45	January, 2003	Owned
McNairy Regional Hospital	Selmer	45	January, 2003	Owned
Volunteer Community Hospital	Martin	100	January, 2003	Owned
Bedford County Medical Center	Shelbyville	104	July, 2005	Leased
Bradley Memorial	Cleveland	251	October, 2005	Owned

Texas
Big Bend Regional Medical Center	Alpine	40	October, 1999	Owned
Cleveland Regional Medical Center	Cleveland	107	August, 1996	Leased
Highland Medical Center	Lubbock	123	September, 1986	Owned
Scenic Mountain Medical Center	Big Spring	150	October, 1994	Owned
Hill Regional Hospital	Hillsboro	92	October, 1994	Owned
Lake Granbury Medical Center	Granbury	59	January, 1997	Owned
South Texas Regional Medical Center	Jourdanton	67	November, 2001	Owned
Laredo Medical Center	Laredo	326	October, 2003	Owned

Utah
Mountain West Medical Center	Tooele	35	October, 2000	Owned

Virginia
Southern Virginia Regional Medical Center	Emporia	80	March, 1999	Owned
Russell County Medical Center	Lebanon	78	September, 1986	Owned
Southampton Memorial Hospital	Franklin	105	March, 2000	Owned
Southside Regional Medical Center	Petersburg	408	August, 2003	Leased

West Virginia
Plateau Medical Center	Oak Hill	25	July, 2002	Owned

Wyoming
Evanston Regional Hospital	Evanston	42	November, 1999	Owned

Total Licensed Beds at December 31, 2005		8,097 (3)

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)	We operate this hospital under a lease-leaseback and operating agreement. We recognize all operating statistics, revenue and expenses associated with this hospital in our consolidated financial statements.

(3)	The total licensed beds at December 31, 2005 includes those beds at Highland Medical Center in Lubbock, Texas, which was designated as being held for sale.
The above table excludes one hospital located in Anna, Illinois for which we receive fees for management services, which operates in close proximity to another hospital we own.

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
     The qui tam whistleblower (also referred to as a “relator”) appealed the district court’s ruling to the U.S. Court of Appeals for the Sixth Circuit. On September 10, 2003, the Sixth Circuit Court of Appeals rendered its decision in this case, affirming in part and reversing in part the district court’s decision to dismiss the case with prejudice. The court affirmed the lower court’s dismissal of certain of plaintiff’s claims on the grounds that his allegations had been previously publicly disclosed. In addition, the appeals court agreed that, as to all other allegations, the relator had failed to include enough information to meet the special pleading requirements for fraud under the False Claims Act and the Federal Rules of Civil Procedure. However, the case was returned to the district court to allow the relator another opportunity to amend his complaint in an attempt to plead his fraud allegations with particularity.
     In May 2004, the relator in U.S. ex rel. Bledsoe v. Community Health Systems, Inc. filed an amended complaint alleging fraud involving Medicare billing at White County Community Hospital. We then filed a renewed motion to dismiss the amended complaint. On January 6, 2005, the District Court dismissed with prejudice the bulk of the relator’s allegations. The only remaining allegations involve a handful of 1997-98 charges at White County. After further motion practice between the relator and the United States Government regarding the relator’s right to participate in a previous settlement with the Company, the District Court again dismissed all claims in the case on December 13, 2005. On January 9, 2006, the relator filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit.
     On July 12, 2004, the U.S. District Court for the Central District of California unsealed a qui tam complaint against the Company, U.S. ex rel. Desert Valley Charitable Foundation v. Community Health Systems, Inc., Case No. CV 03-04610. This complaint alleged that, in connection with Barstow Community Hospital, we submitted false claims that violated the Medicare rules and regulations, but provided no additional detail concerning the nature of the allegations. The Government declined to intervene in relator’s lawsuit and the court granted our motion to dismiss on November 24, 2004. However, the court also gave the relator an opportunity to file an amended complaint. The relator filed an amended complaint which alleged improper billing of routine supplies, certain respiratory services, and imaging services allegedly resulting in unbundling, double and excess charges and billing for services never provided. Our motion to dismiss the amended complaint was denied. On October 24, 2005, we filed a motion for summary judgment in this case. On January 12, 2006, the District Court granted our motion for summary judgment which disposed of this case in its entirety. The relator has 60 days to appeal this dismissal, if it so chooses.
     In August 2004, we were served a complaint in Arleana Lawrence and Robert Hollins v. Lakeview Community Hospital and Community Health Systems, Inc. (now styled Arleana Lawrence and Lisa Nichols vs. Eufaula Community Hospital, Community Health Systems, Inc., South Baldwin Regional Medical Center and Community Health Systems Professional Services Corporation) in the Circuit Court of Barbour County, Alabama (Eufaula Division). This alleged class action was brought by the plaintiffs on behalf of themselves and as the representatives of similarly situated uninsured individuals who were treated at our Lakeview Hospital or any of our other Alabama hospitals. The plaintiffs allege that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiffs seek restitution of overpayment, compensatory and other allowable damages and injunctive relief. In October 2005, the complaint was amended to eliminate one of the named plaintiffs and to add our management company subsidiary as a defendant. In November 2005, the complaint was again amended to add another plaintiff, Lisa Nichols and another defendant, our hospital in Foley, Alabama, South Baldwin Regional Medical Center. Discovery has commenced in this case. We are vigorously defending this case.
     In September 2004, we were served with a complaint in James Monroe v. Pottstown Memorial Hospital and Community Health Systems, Inc. in the Court of Common Pleas, Montgomery County, Pennsylvania. This alleged class action was brought by the plaintiff on behalf of himself and as the representative of similarly situated uninsured individuals who were treated at our Pottstown Memorial Hospital or any of our other Pennsylvania hospitals. The plaintiff alleges that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiff seeks recovery under the Pennsylvania Unfair Trade Practices and Consumer Protection Law, restitution of overpayment, compensatory and other allowable damages and injunctive relief. This case was recently dismissed and refiled, adding our management company subsidiary as a defendant. We are vigorously defending this case.
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
     On April 8, 2005, we were served with a first amended complaint, styled Chronister, et al. v. Granite City Illinois Hospital Company, LLC d/b/a Gateway Regional Medical Center, in the Circuit Court of Madison County, Illinois. The complaint seeks class action status on behalf of the uninsured patients treated at Gateway Regional Medical Center and alleges statutory, common law, and consumer fraud in the manner in which the hospital bills and collects for the services rendered to uninsured patients. The plaintiff seeks compensatory and punitive damages and declaratory and injunctive relief. We are vigorously defending this case.
     On February 10, 2006, we received a letter from the Civil Division of the U.S. Department of Justice requesting documents in an investigation they are conducting involving the Company. The inquiry appears to be related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The inquiry focuses on our hospitals in 3 states — Arkansas, New Mexico, and South Carolina (7 hospitals). This government inquiry is at an early stage and we are unable at this time to evaluate the existence or extent of any potential financial exposure.
Item 4.
Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2005.

PART II
Item 5.
Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     We completed an initial public offering of our common stock on June 14, 2000. Our common stock began trading on June 9, 2000 and is listed on the New York Stock Exchange under the symbol CYH. At February 15, 2006, there were approximately 53 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the New York Stock Exchange.

	High	Low
Year Ended December 31, 2004
First Quarter	$30.87	$25.86
Second Quarter	29.03	23.48
Third Quarter	27.87	23.21
Fourth Quarter	28.54	25.51

Year Ended December 31, 2005
First Quarter	$36.33	$26.96
Second Quarter	38.60	33.14
Third Quarter	39.52	32.65
Fourth Quarter	40.72	35.62
     We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. Our senior secured credit facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $200 million in the aggregate.
     On December 16, 2005, we announced an open market repurchase program for up to five million shares of our common stock not to exceed $200 million in purchases. This purchase program commenced January 14, 2006 and will conclude at the earlier of three years or when the maximum number of shares have been repurchased. As of December 31, 2005 no shares have been repurchased under the new plan. This repurchase plan follows a prior repurchase plan for up to five million shares which concluded on January 13, 2006. We repurchased 3,029,700 shares at a weighted average price of $31.20 per share under this program. We did not repurchase any of our shares in the fourth quarter ended December 31, 2005.
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
     On November 14, 2005, we elected to call for the redemption of $150 million in principal amount of our 4.25% Convertible Subordinated Notes due 2008 (the “Notes”) on December 14, 2005. At the conclusion of this call for redemption, $0.3 million in principal amount of the Notes were redeemed. Prior to the redemption date, $149.7 million of the Notes called for redemption, plus an additional $0.9 million of the Notes not called for redemption, were converted by the holders into an aggregate of 4,495,083 shares of our common stock.
     On December 15, 2005, we elected to call for redemption all of the remaining outstanding Notes. As of December 15, 2005, there was $136.6 million in aggregate principal amount outstanding. On January 17, 2006, at the conclusion of the second call for redemption of Notes, $0.1 million in principal amount of the Notes were redeemed and $136.5 million of the Notes were converted by the holders into 4,074,510 shares of our common stock prior to the redemption date.
Item 6.
SELECTED FINANCIAL DATA
     The following table summarizes specified selected financial data and should be read in conjunction with our related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements.
Community Health Systems, Inc.
Five Year Summary of Selected Financial Data

	Year Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data
Net operating revenues	$3,738,320	$3,203,507	$2,676,520	$2,039,250	$1,531,159
Income from operations	405,533	342,472	293,808	240,094	182,813
Income from continuing operations	190,138	162,357	135,419	101,055	42,755
Net income	167,544	151,433	131,472	99,984	44,743
Earnings per common share — Basic:
Income from continuing operations	$2.15	$1.70	$1.38	$1.03	$0.48
(Loss) Income on discontinued operations	(0.26)	(0.12)	(0.04)	(0.01)	0.03

Net Income	$1.89	$1.58	$1.34	$1.02	$0.51

Earnings per common share — Diluted:
Income from continuing operations	$2.02	$1.62	$1.33	$1.01	$0.47
(Loss) Income on discontinued operations	(0.23)	(0.11)	(0.03)	(0.01)	0.03

Net Income	$1.79	$1.51	$1.30	$1.00	$0.50

Weighted-average number of shares outstanding
Basic	88,601,168	95,643,733	98,391,849	98,421,052	88,382,443
Diluted (1)	98,579,977 (3)	105,863,790 (2)	108,094,956 (2)	108,378,131 (2)	90,251,428

Cash and cash equivalents	$104,108	$82,498	$16,331	$132,844	$8,386
Total assets	3,934,218	3,632,608	3,350,211	2,809,496	2,451,464
Long-term obligations	1,932,238	2,030,258	1,601,558	1,276,761	1,045,427
Stockholders’ equity	1,564,577	1,239,991	1,350,589	1,214,305	1,115,665

(1)	See Note 10 to the Consolidated Financial Statements, included later in this Form 10-K.

(2)	Includes 8,582,076 shares related to the convertible notes under the if-converted method of determining weighted average shares outstanding.

(3)	Includes 8,385,031 shares related to the convertible notes under the if-converted method of determining weighted average shares outstanding.

Item 7.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     You should read this discussion together with our consolidated financial statements and the accompanying notes to consolidated financial statements and “Selected Financial Data” included elsewhere in this Form 10-K.
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
     During 2005 we accomplished the following items, each of which demonstrates the continued execution of our operating strategy and/or our efforts to maximize shareholder value. Each of these accomplishments should be considered in conjunction with our discussion of operating results, liquidity and capital resources.
•	acquired five hospitals;

•	sold four under-performing hospitals and allowed one hospital lease to expire pursuant to its terms;

•	identified one under-performing hospital as a candidate for disposition;

•	called for redemption all of our outstanding convertible notes of which $150.6 million was converted by the note holders into 4,495,083 shares of our common stock in December 2005 and $136.5 million of which was converted by the note holders into 4,074,510 shares of our common stock in January 2006, with only a total of $0.4 million being redeemed for cash; and

•	entered into a group purchasing agreement with HealthTrust Purchasing Group L.P.
     For the year ended December 31, 2005, we generated $3.738 billion in net operating revenues, a growth of 16.7% over the year ended December 31, 2004, and $167.5 million of net income, an increase of 10.6% over the year ended December 31, 2004. For the year ended December 31, 2005, admissions at hospitals owned throughout both periods increased 2.1% and adjusted admissions increased 1.8%. In September 2005, the Gulf Coast regions of Texas and Louisiana were hit by two severe hurricanes. These hurricanes did not have a material effect on volumes or operating results of the Company.
     This growth represents the achievement of our strategic growth objectives of both growing through acquisitions and expanding and improving our services. Of the five hospitals acquired in 2005, three were not reflected in our consolidated operating results until the beginning of our fourth quarter. On a pro-forma annual basis, had all acquisitions been completed on the first day of our fiscal year, these acquisitions represent the acquisition of approximately $270 million in net operating revenue.
     We believe there continues to be ample opportunity for growth in substantially all of our markets by decreasing the need for patients to travel outside their communities for health care services. Furthermore, we continue to strive to improve operating efficiencies and procedures in order to improve our profitability at all of our hospitals. Approximately 35% of our net operating revenues in 2005 were generated from hospitals we acquired from January 2002 through October 2005. Since we estimate that it may take up to five years for a newly acquired hospital to fully benefit from our ownership, we believe there continues to be greater opportunity for these more recently acquired hospitals to contribute improvements in growth and profitability to our consolidated results.
     We have continued to generate strong cash flows as evidenced by the $411.0 million of cash flows from operations for the year ended December 31, 2005, an increase of 26.2% over the prior year. This cash flow was generated primarily from the profitability of our operations, excluding non-cash expenses, with the remainder being substantially the result of our management of working capital. These cash flows, along with the cash on hand at the beginning of the year and cash received from the sale of hospitals, allowed us to fund all 2005 acquisitions and purchases of property and equipment without the need to borrow under our credit agreement. In addition, in 2005, we generated $49.6 million of cash flow from financing activities resulting from employees exercising stock options. Since the exercise of options results in the issuance of additional shares of common stock, we used this cash, along with an amount equivalent to the tax benefit derived from the exercise of stock options, to repurchase additional shares under our stock repurchase program, thereby minimizing the impact on our weighted shares outstanding.
Acquisitions and Dispositions
     Effective January 31, 2005, the lease of Scott County Hospital, a 99 bed facility located in Oneida, Tennessee, expired pursuant to its terms.
     Effective March 1, 2005, we completed the acquisition of an 85% controlling interest in Chestnut Hill Hospital, a 222 bed hospital located in Philadelphia, Pennsylvania. The aggregate consideration for our interest in the hospital totaled approximately $31.0 million, of which $17.0 million was paid in cash and $14.0 million was assumed in liabilities.
     Effective March 31, 2005, we sold The King’s Daughters Hospital, a 137 bed facility located in Greenville, Mississippi, to Delta Regional Medical Center, also located in Greenville, Mississippi. In a separate transaction, also effective March 31, 2005, we sold Troy Regional Medical Center, a 97 bed facility located in Troy, Alabama, Lakeview Community Hospital, a 74 bed facility located in Eufaula, Alabama and Northeast Medical Center, a 75 bed facility located in Bonham, Texas to Attentus Healthcare Company of Brentwood, Tennessee. The aggregate sales price for these four hospitals was approximately $52.0 million and was received in cash.
     Effective June 30, 2005, we completed the acquisition, through a capital lease transaction, of Bedford County Medical Center, a 104 bed hospital located in Shelbyville, Tennessee. The aggregate consideration for this hospital totaled approximately $19.7 million, of which $18.1 million was paid in cash and $1.6 million was assumed in liabilities. Pursuant to this agreement we are required to build a replacement hospital by June 30, 2009.
     On September 30, 2005, we completed the acquisition of the assets of Newport Hospital and Clinic located in Newport, Arkansas. This facility, which was previously operated as an 83 bed acute care general hospital, was closed by its former owner simultaneous with this transaction. The operations of this hospital have been consolidated with Harris Hospital, also located in Newport, which is owned and operated by a wholly-owned subsidiary of the Company. The aggregate consideration for this hospital totaled approximately $11.0 million in cash.
     Effective October 1, 2005, we completed the acquisition of two hospitals under separate transactions from local not-for-profit corporations. Bradley Memorial Hospital, a 251-licensed bed hospital located in Cleveland, Tennessee was acquired for an aggregate consideration of approximately $86.7 million, of which $80.3 million was paid in cash and $6.4 million was assumed in liabilities. Sunbury Community Hospital, a 123-licensed bed hospital located in Sunbury, Pennsylvania was acquired for an aggregate consideration of approximately $19.3 million, of which $11.5 million was paid in cash and $7.8 million was assumed in liabilities.
     In addition, as part of our ongoing strategic review, we decided during the second quarter of 2005 to market Highland Medical Center in Lubbock, Texas for sale. We anticipate this disposition will be completed by June 30, 2006, which is within twelve months of the date this hospital was designated as held-for-sale.

Sources of Revenue
     The following table presents the approximate percentages of net operating revenue received from Medicare, Medicaid, managed care, self pay and other sources for the periods indicated. The data for the years presented are not strictly comparable due to the significant effect that hospital acquisitions have had on these statistics.

	Year Ended December 31,
	2005	2004	2003
Medicare	32.0%	31.9%	33.0%
Medicaid	11.2%	10.3%	10.6%
Managed care	23.7%	22.2%	19.8%
Self pay	11.5%	12.9%	12.6%
Other third party payors	21.6%	22.7%	24.0%

Total	100.0%	100.0%	100.0%

     Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in the periods that such adjustments become known. Adjustments related to final settlements or appeals that increased revenue were insignificant in the years ended December 31, 2005, 2004 and 2003. In the future, we expect the percentage of revenues received from the Medicare program to increase due to the general aging of the population.
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

The following tables summarize, for the periods indicated, selected operating data.

	Years Ended December 31,
	2005	2004	2003
	(expressed as a percentage of net operating revenues)
Consolidated (a)
Net operating revenues	100.0	100.0	100.0
Operating expenses (b)	(84.7)	(84.6)	(84.0)
Depreciation and amortization	(4.4)	(4.6)	(5.0)
Minority interest in earnings	(0.1)	(0.1)	(0.1)

Income from operations	10.8	10.7	10.9
Interest expense, net	(2.5)	(2.4)	(2.5)
Loss from early extinguishment of debt	—	—	—

Income from continuing operations before income taxes	8.3	8.3	8.4
Provision for income taxes	(3.2)	(3.2)	(3.4)

Income from continuing operations	5.1	5.1	5.0
Loss on discontinued operations	(0.6)	(0.4)	(0.1)

Net income	4.5	4.7	4.9

	Years Ended December 31,
	2005	2004
	(expressed in percentages)
Percentage increase from prior year (a):
Net operating revenues	16.7%	19.7%
Admissions	9.1	12.0
Adjusted admissions (c)	9.0	13.6
Average length of stay	—	5.1
Net Income	10.6	15.2

Same-store percentage increase (decrease) from prior year (a)(d):
Net operating revenues	9.0%	6.6%
Admissions	2.1	(0.2)
Adjusted admissions (c)	1.8	1.2

(a)	Pursuant to SFAS No. 144, the Company has restated its years ended December 31, 2004 and 2003, financial statements and statistical results to reflect the reclassification as discontinued operations of the four hospitals sold during the first quarter of 2005, one of which was designated as being held-for-sale as of December 31, 2004, the termination of one hospital’s lease during the first quarter of 2005, and the addition of one hospital as being held-for-sale during the second quarter of 2005. Two hospitals were previously classified as discontinued operations in 2004.

(b)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent, and other operating expenses.

(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Includes acquired hospitals to the extent we operated them during comparable periods in both years and excludes hospitals sold in 2005 and 2004 and one hospital held-for-sale.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004
     Net operating revenues increased by 16.7% to $3.7 billion in 2005 from $3.2 billion in 2004. Of the $534.8 million increase in net operating revenues, the hospitals we acquired in 2004 and 2005, which were not yet included in same-store net operating revenues, contributed approximately $247.6 million, and hospitals we owned throughout both periods contributed $287.2 million, an increase of 9.0%. Of the increase in net operating revenues from hospitals owned throughout both years, we estimate approximately 7.2% was attributable to increases in rates, acuity level of services provided, and government reimbursement, and 1.8% was attributable to volume increases in both inpatient and outpatient services.
     Net operating revenues from volume increases were primarily the result of newly acquired facilities. Net operating revenues attributable to rates and acuity level of services were primarily the result of the recruitment of physician specialists and the addition of new services. As a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the additional disproportionate share payment began April 1, 2004. The additional disproportionate share payments did not have a measurable impact on us in 2005 as compared to 2004, but did increase reimbursement to us by approximately $3.3 million in 2005 as compared to 2004. The reimbursement improvement from the change in the labor-related share of the hospital diagnosis related group, DRG, inpatient payment to which a wage index is applied provided for in this law was effective October 1, 2004 and increased reimbursement by approximately $3.9 million in 2005. Also, under this law DRG payment rates were increased by the full Market Basket Index of 3.3% on October 31, 2004 and 3.7% on October 1, 2005. In addition, effective October 1, 2005, CMS expanded the post-acute-transfer policy from 30 DRG’s to 182 DRG’s resulting in a reduction in DRG payments of approximately $3.0 million for 2005 as compared to 2004. All of the aforementioned changes, coupled with adjustments to other variables with the impatient PPS, resulted in reimbursement improvement of approximately $37.0 million for 2005 as compared to 2004.
     Inpatient admissions increased by 9.1% and adjusted admissions increased by 9.0% due to newly acquired hospitals along with same-store growth. We compute adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues. On a same-store basis, inpatient admissions increased by 2.1%. Same-store admissions increased in 2005 primarily as a result of additional service offerings, along with a first quarter of 2005 increase in flu and respiratory admissions, offset by services closures and a one-day-stay reclassification change from inpatient admission to outpatient procedure at various hospitals. Same-store adjusted admissions increased by 1.8% and patient days increased 2.4%. On a same-store basis, net inpatient revenues increased 10.2% and net outpatient revenues increased 8.1% reflecting a total same-store net revenue increase of 9.0% resulting from the increases in volume and a higher acuity of service provided.
     Operating expenses, as a percentage of net operating revenues, increased from 84.6% in 2004 to 84.7% in 2005. Salaries and benefits, as a percentage of net operating revenues, decreased from 39.9% in 2004 to 39.8% in 2005. Provision for bad debts, as a percentage of net revenues, remained unchanged at 10.1% in 2004 and 2005. Supplies, as a percentage of net operating revenues, decreased from 12.2% in 2004 to 12.0% in 2005, due mainly to entering into and compliance with our new group purchasing arrangement in 2005. Rent and other operating expenses, as a percentage of net operating revenues, increased from 22.4% in 2004 to 22.8% in 2005. This increase was caused primarily by an increase in business taxes. Net income margins decreased from 4.7% in 2004 to 4.5% in 2005 due to the lower margins at the hospitals acquired in 2004 and 2005, and the loss on discontinued hospitals.
     On a same-store basis, we achieved a decrease in salary and benefits expense of 0.6% of net operating revenue resulting primarily from operating efficiency gains and supplies expense decreased 0.3% of net operating revenue as a result of entering into and compliance with our new group purchasing agreement. On a same-store basis, income from operations as a percentage of net operating revenues increased from 10.7% in 2004 to 11.3% in 2005, due mainly to those decreases in salaries and benefits and supplies expenses as a percent of net operating revenue.
     Depreciation and amortization increased by $15.4 million to $164.6 million, or 4.4% of net operating revenues, in 2005, from $149.2 million, or 4.6% of net operating revenues, in 2004. The hospitals acquired in 2004 and 2005, prior to being included in same-store results, accounted for $8.7 million of the increase, while facility renovations and purchases of equipment, information systems upgrades, investments in physician recruiting and other deferred items accounted for the remaining $6.7 million.

     Interest expense, net, increased by $19.3 million from $75.3 million in 2004 to $94.6 million in 2005. An increase in the average debt balance in 2005 as compared to 2004, due primarily to a full year outstanding of borrowings to make acquisitions in 2004 and the repurchase of 12,000,000 shares of common stock during the third quarter of 2004, together accounted for a $12.6 million increase in interest expense. An increase in interest rates during 2005 as compared to 2004 increased interest expense, net, by $6.7 million. The increase in average interest rates during 2005 is the result of the increase in LIBOR.
     Provision for income taxes increased $16.7 million to $120.8 million in 2005 from $104.1 million in 2004, as a result of the increase in pre-tax income. Our effective tax rates were 38.8% and 39.1% for the years ended December 31, 2005 and 2004, respectively. The decrease in the effective rate in 2005 is primarily a result of a decrease in our state effective tax rate.
     Net income was $167.5 million in 2005 compared to net income of $151.4 million in 2004, an increase of $16.1 million.
Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
     Net operating revenues increased by 19.7% to $3.2 billion in 2004 from $2.7 billion in 2003. Of the $527.0 million increase in net operating revenues, the hospitals we acquired in 2003 and 2004, which were not yet included in same-store net operating revenues, contributed approximately $352.4 million, and hospitals we owned throughout both periods contributed $174.6 million, an increase of 6.6%. Of the increase in net operating revenues from hospitals owned throughout both years, we estimate approximately 5.4% was attributable to increases in rates, acuity level of services provided, and government reimbursement, and 1.2% was attributable to volume increases in outpatient services.
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
     Inpatient admissions increased by 12.0% and adjusted admissions increased by 13.6% due principally to newly acquired hospitals. We compute adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues. On a same-store basis, inpatient admissions decreased by 0.2%. Same-store admissions decreased in 2004 primarily as a result of a less severe flu and pneumonia season in the third and fourth quarters of 2004, as compared to the third and fourth quarters of 2003. Same-store adjusted admissions increased by 1.2% and patient days increased 0.6%. On a same-store basis, net inpatient revenues increased 5.0% and net outpatient revenues increased 8.2%.
     Operating expenses, as a percentage of net operating revenues, increased from 84.0% in 2003 to 84.6% in 2004. Salaries and benefits, as a percentage of net operating revenues, decreased to 39.9% in 2004 from 40.0% in 2003. Provision for bad debts, as a percentage of net revenues, increased from 9.6% in 2003 to 10.1% in 2004, as a result of an increase in uncollected self-pay accounts, primarily caused by an increase in self-pay revenue. Supplies, as a percentage of net operating revenues, increased from 11.8% in 2003 to 12.2% in 2004, due mainly to the impact of the larger hospitals recently acquired, which have significantly higher supply expense as a percentage of net revenue, and the timing of converting these recently acquired hospitals to contracted vendors under a group purchasing arrangement, offset by improvements made to hospitals owned throughout both periods. Rent and other operating expenses, as a percentage of net operating revenues, decreased from 22.6% in 2003 to 22.4% in 2004. This decrease was caused primarily by a decrease of 0.4% of net operating revenue in contract labor expense. The decrease in contract labor expense is primarily attributable to the non-recurring costs of replacement workers as a result of the strike at Easton Hospital in 2003. Net income margins decreased from 4.9% in 2003 to 4.7% in 2004 due to the higher percentage of operating expenses as a percentage of net operating revenues at the hospitals acquired in 2003 and 2004, and loss on discontinued operations, offset by decreases in depreciation, interest, and taxes as a percentage of net operating revenue.
     On a same-store basis, we achieved a decrease in salary and benefits expense of 0.1% of net operating revenue resulting from a combination of operating efficiency gains. The provision for bad debts expense increased 0.3% of net operating revenues as a result of an increase in uncollected self-pay accounts. Other operating expenses decreased 0.4% of net operating revenue primarily as a result of a decrease in malpractice expense of 0.2% of net operating revenue, and a decrease in contract labor expense of 0.4% of net operating revenue. On a same-store basis, income from operations as a percentage of net operating revenues increased from 10.4% in 2003 to 10.7% in 2004, due mainly to decreases in other operating expenses and depreciation and amortization of 0.4% of net operating revenue.
     Depreciation and amortization increased by $16.2 million to $149.1 million, or 4.7% of net operating revenues, in 2004, from $132.9 million, or 5.0% of net operating revenues, in 2003. The hospitals acquired in 2003 and 2004, prior to being included in same-store results, accounted for $13.5 million of the increase, while facility renovations and purchases of equipment, information systems upgrades, investments in physician recruiting and other deferred items accounted for the remaining $2.7 million.
     Interest expense, net, increased by $7.1 million from $68.2 million in 2003 to $75.3 million in 2004. An increase in the average debt balance in 2004 as compared to 2003, due primarily to borrowings to make acquisitions in 2003 and 2004 and a repurchase of 12,000,000 shares of common stock, which together accounted for a $9.1 million increase in interest expense, offset by a decrease in interest rates during 2004 as compared to 2003 which decreased interest expense, net, by $2.0 million. The decrease in average interest rates during 2004 is the result of the reduction in LIBOR in early 2004.
     Provision for income taxes increased $13.9 million to $104.1 million in 2004 from $90.2 million in 2003, as a result of the increase in pre-tax income. Our effective tax rates were 39.1% and 40.0% for the years ended December 31, 2004 and 2003, respectively. The decrease in the effective rate in 2004 is a result of a decrease in our state effective tax rate.
     Net income was $151.4 million in 2004 compared to net income of $131.5 million in 2003, an increase of $19.9 million.
Liquidity and Capital Resources
2005 Compared to 2004
     Net cash provided by operating activities increased by $85.2 million, from $325.8 million during 2004 to $411.0 million during 2005. This increase is the result of increases in net income of $16.1 million, depreciation expense of $7.8 million and other non-cash expenses of $15.1 million in 2005 as compared to 2004. In addition, changes in the timing of payments resulted in positive cash flows of $42.3 million from compensation related liabilities and $30.8 million from accounts payable and other liabilities. These improved cash flows were offset by an increase in accounts receivable of $15.6 million and a one-time advance payment made in connection with our new group purchasing agreement of approximately $11.0 million. Changes in all other operating assets and liabilities decreased net cash flows by $0.3 million during the year ended December 31, 2005. Cash flows provided by operating activities of discontinued operations were not material and are included in the consolidated net cash provided by operating activities.
     The use of cash in investing activities increased $8.8 million from $318.5 million in 2004 to $327.3 million in 2005. The cash provided by operating activities, along with cash available at the beginning of the year, and cash from the disposition of hospitals, was sufficient to fund all investing activities during 2005.
     In 2005, we generated $49.6 million of cash flows as a result of employee’s exercise of stock options. Since the exercise of options results in the issuance of additional shares of common stock, this cash along with cash, approximately equivalent to the tax benefit received upon the exercise of these options, was used toward the repurchase of 2.2 million shares under our stock repurchase program, thereby minimizing the impact of stock option exercises on our weighted shares outstanding.
     As described more fully in Notes 5, 7 and 11 of the Notes to Consolidated Financial Statements, at December 31, 2005, the Company had certain cash obligations, which are due as follows (in thousands):

					2012
	Total	2006	2007-2009	2010-2011	and thereafter
Long Term Debt	$1,209,208	$14,070	$48,730	$1,145,600	$808
Senior Subordinated Notes	300,000	—	—	—	300,000
Convertible Notes (1)	126	126	—	—	—
Capital Leases	21,792	4,928	10,028	1,317	5,519

Total Long-Term Debt	1,531,126	19,124	58,758	1,146,917	306,327

Operating Leases	316,376	60,877	117,314	43,304	94,881
Replacement Facilities and Other Capital Committments (2)	562,572	113,348	359,426	89,798	—
Open Purchase Orders (3)	51,749	51,749	—	—	—

Total	$2,461,823	$245,098	$535,498	$1,280,019	$401,208

(1)	Represents the principal amount of the Notes redeemed for cash as part of the December 15, 2005 call for redemption.

(2)	As part of an acquisition in 2003, we agreed to build a replacement hospital in Petersburg, Virginia within five years. The state of Virginia has approved the plans for this replacement hospital. As part of an acquisition in 2005 we agreed to build a replacement hospital in Shelbyville, Tennessee by June 30, 2009. As required by an amendment to our lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location. Construction costs for these replacement facilities are currently estimated to be approximately $227 million. In addition as a part of an acquisition in 2004, we committed to spend $90 million in capital expenditures within eight years in Phoenixville, Pennsylvania, and as part of an acquisition in 2005 we committed to spend approximately $43 million within seven years related to capital expenditures at Chestnut Hill Hospital in Philadelphia, Pennsylvania. Also, in 2005, we entered into an agreement with a developer to build and lease to us a new corporate headquarters; we have an option to acquire the building at the end of 2006. These amounts include the remaining amount of capital to be spent.

(3)	Open purchase orders represent our commitment for items ordered but not yet received.
     As more fully described in Note 5 of the Notes to Consolidated Financial Statements at December 31, 2005, we had issued letters of credit primarily in support of potential insurance related claims and specified outstanding bonds of approximately $23 million.
     Primarily as a result of our redemption of $150.9 million of principal amount of convertible notes in 2005 along with current year net income for 2005, our debt as a percentage of total capitalization decreased from 59.6% at December 31, 2004 to 51.6% at December 31, 2005.
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
     Primarily as a result of the repurchase of 12,000,000 shares of our common stock, for which we borrowed under our senior secured credit facility to complete and subsequently paid off with proceeds from our $300 million senior subordinated notes offering in December 2004, our debt as a percentage of total capitalization increased from 52.2% at December 31, 2003 to 59.6% at December 31, 2004.
Capital Expenditures
     Cash expenditures for purchases of facilities was $158.4 million in 2005, $133.0 million in 2004 and $450.6 million in 2003. Our expenditures in 2005 included $138.1 million for the purchase of the five hospitals, $10.7 million for the purchase of an ambulatory surgery center and physician practices and $9.6 million for information systems and other equipment to integrate the newly acquired hospitals in 2005. Our capital expenditures in 2004 included $125.5 million for the purchase of two hospitals and a surgery center in one of our current markets, and $7.5 million for information systems and other equipment to integrate the acquired hospitals in 2004. Our capital expenditures in 2003 included $422.8 million for the ten hospitals acquired in 2003, $27.8 million for information systems and other equipment to integrate the acquired hospitals in 2003.
     Excluding the cost to construct replacement hospitals, our cash expenditures for capital for 2005 totaled $185.6 million compared to $149.8 million in 2004, and $103.3 million in 2003. Costs to construct replacement hospitals totaled $2.8 million in 2005, $14.5 million in 2004, and $43.1 million in 2003. Total additions to capital in 2005 including $11 million related to the construction of the new corporate headquarters and other amounts for which cash has not yet been expended, were $200 million. The reduction of capital lease liabilities is included in financing activities in our Statements of Cash Flows.
     Pursuant to hospital purchase agreements in effect as of December 31, 2005, as part of the acquisition in August 2003 of the Southside Regional Medical Center in Petersburg, Virginia, we are required to build a replacement facility by August 2008. As part of an acquisition in 2005 of Bedford County Medical Center in Shelbyville, Tennessee, we are required to build a replacement facility by June 30, 2009. Estimated construction costs, including equipment are approximately $167 million for these two replacement facilities. In addition, we have entered into an agreement with a developer to build a new corporate headquarters to be completed in 2006. We will account for this project as if we own the assets. Estimated construction costs of the new corporate headquarters are approximately $40 million of which approximately $11 million has been incurred through December 31, 2005. We expect total capital expenditures of approximately $240 to $260 million in 2006, including approximately $208 to $222 million for renovation and equipment purchases (which includes amounts which are required to be expended pursuant to the terms of the hospital purchase agreements) and approximately $32 to $38 million for construction and equipment cost of the replacement hospitals and corporate headquarters.

Capital Resources
     Net working capital was $476.8 million at December 31, 2005 compared to $453.1 million at December 31, 2004. The $23.7 million increase was attributable primarily to an increase in cash balance, supplies and accounts receivable in 2005 and a decrease in employee compensation accruals and other accrued liabilities, offset by an increase in accounts payable and employee compensation accruals due primarily to the timing of year end payments and the addition of five hospitals during 2005.
     On November 14, 2005, we elected to call for the redemption of $150 million in principal amount of our 4.25% Convertible Subordinated Notes due 2008 (the “Notes”) on December 14, 2005. At the conclusion of this call for redemption, $0.3 million in principal amount of the Notes were redeemed for cash and $149.7 million of the Notes called for redemption, plus an additional $0.9 million of the Notes, were converted by the holders into 4,495,083 shares of our common stock.
     On December 15, 2005, we elected to call for redemption all of the remaining outstanding Notes. As of December 15, 2005, there was $136.6 million in aggregate principal amount outstanding. On January 17, 2006, at the conclusion of the second call for redemption of Notes, $0.1 million in principal amount of the Notes were redeemed and $136.5 million of the Notes were converted by the holders into 4,074,510 shares of our common stock prior to the second redemption date.
     On August 19, 2004 and subsequently amended on December 16, 2004 and July 8, 2005, we entered into a $1.625 billion senior secured credit facility with a consortium of lenders. This facility replaced our previous credit facility and consists of a $1.2 billion term loan with a final maturity in 2011 (as opposed to 2010 under our previous facility) and a $425 million revolving tranche that matures in 2009. We may elect from time to time an interest rate per annum for the borrowings under the term loan, and revolving credit facility equal to (a) an alternate base rate, which will be equal to the greatest of (i) the Prime Rate; (ii) the Federal Funds Effective Rate plus 50 basis points (the “ABR”), plus (1) 75 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 175 basis points for the term loan and (2) the Eurodollar Applicable Margin for revolving credit loans. The applicable margin varies depending on the ratio of our total indebtedness to annual consolidated EBITDA, ranging from 0.25% to 1.25% for alternate base rate loans and from 1.25% to 2.25% for Eurodollar loans. We also pay a commitment fee for the daily average unused commitments under the revolving tranche. The commitment fee is based on a pricing grid depending on the Applicable Margin for Eurodollar revolving credit loans and ranges from 0.250% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, we will pay fees for each letter of credit issued under the credit facility. The purpose of the facility was to refinance our previous credit agreement, repay other indebtedness, and fund general corporate purposes including to declare and pay cash dividends to repurchase shares or make other distributions, subject to certain restrictions. As of December 31, 2005, our availability for additional borrowings under our revolving tranche was $425 million of which $23 million is set aside for outstanding letters of credit. We also have the ability to add up to $200 million of securitized debt and $400 million additional term loans under our agreement, which we have not yet accessed. As of December 31, 2005, our weighted average interest rate under our credit agreement was 6.6%.
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
     As of December 31, 2005 we are a party to eight separate interest swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. Under one agreement, effective November 4, 2002, we pay interest at a fixed rate of 3.3% on $150 million notional amount of indebtedness. This agreement expires in November 2007. Under a second agreement, effective June 13, 2003, we pay interest at a fixed rate of 2.04% on $100 million notional amount of indebtedness. This agreement expires in June 2007. Under a third agreement, effective June 13, 2003, we pay interest at a fixed rate of 2.40% on $100 million notional amount of indebtedness. This agreement expires in June 2008. Under a fourth agreement, effective October 3, 2003, we pay interest at a fixed rate of 2.31% on $100 million notional amount of indebtedness. This agreement expires in October 2006. Under a fifth agreement, effective August 12, 2004, we pay interest at a fixed rate of 3.586% on $100 million notional amount of indebtedness. This agreement expires in August 2008. Under a sixth agreement, effective May 25, 2005 and expiring May 2008, we pay interest at a fixed rate of 4.061% on $100 million notional amount of indebtedness. Under a seventh agreement, effective June 6, 2005 and expiring June 2009, we pay interest at a fixed rate of 3.935% on $100 million notional amount of indebtedness. Under an eighth agreement, effective November 30, 2005 and expiring November 2009, we pay interest at a fixed rate of 4.3375% on $100 million notional amount of indebtedness. We received a variable rate of interest on each of these swaps based on the three-month London Inter-Bank Offer Rate (“LIBOR”), excluding the margin paid under the senior secured credit facility on a quarterly basis, which is currently 175 basis points for revolver loans and term loans under the senior secured credit facility. We also were a party to an interest swap agreement with $100 million notional amount of indebtedness and a fixed interest rate of 4.46% that expired in November 2005.
     We believe that internally generated cash flows, availability for additional borrowings under our revolving tranche of $425 million, the ability to add $400 million of term loans and $200 million of accounts receivable securitized debt, under our senior secured credit facility and continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash flows, borrowings under our credit agreement as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.
Off-balance sheet arrangements
     Included in our consolidated operating results for the years ended December 31, 2005 and 2004, was $279.8 million and $262.6 million, respectively, of net operating revenue and $26.0 million and $25.8 million, respectively, of income from operations, generated from seven hospitals operated by us under operating lease arrangements. In accordance with accounting principles generally accepted in the United States of America, the respective assets and the future lease obligations under these arrangements are not recorded in our consolidated balance sheet. Lease payments under these arrangements are included in rent expense and totaled approximately $15.2 million and $13.9 million for the years ended December 31, 2005 and 2004, respectively. The current terms of these operating leases expire between June 2007 and December 2019, not including lease extensions that we have options to exercise. If we allow the remainder of these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.
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
     As described more fully in Note 11 of the Notes to Consolidated Financial Statements, at December 31, 2005, the Company has certain cash obligations for replacement facilities and other construction commitments of $562.6 million and open purchase orders for $51.7 million.
Joint Ventures
     We have from time to time sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. This was the case with our acquisition of Chestnut Hill Hospital in March 2005, pursuant to which we acquired an 85% interest with the remaining 15% interest owned by the University of Pennsylvania. In our other joint ventures, physicians are the minority interest holders. The amount of minority interest in equity is included in other long-term liabilities and the minority interest in income or loss is recorded as an operating expense. We do not believe these minority ownerships are material to our financial position or operating results. As of and for the years ended December 31, 2005 and 2004, the balance of minority interests included in long-term liabilities was $17.2 million and $8.6 million, respectively, and the amount of minority interest in earnings was $3.1 million and $2.5 million, respectively.

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
     Generally, we do not provide specific reserves by payor category but estimate bad debts as a consolidated provision for total accounts receivable. We believe our policy of reserving all accounts over 150 days from discharge, without regard to payor class, has resulted in reasonable estimates determined on a consistent basis. We believe that we collect substantially all of our third-party insured receivables which includes receivables from governmental agencies. Since our methodology is not applied by individual payor class, reserving all amounts over 150 days, which includes some accounts that are collectible, has provided us with a reasonable estimate of an allowance for doubtful accounts to cover all accounts receivable, including individual amounts in both the 150 day and under and over 150 day categories, that are uncollectible. To date, we believe there has not been a material difference between our bad debt allowances and the ultimate historical collection rates on accounts receivables including self-pay. We review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue, as well as review for significant changes in payor mix and recent acquisitions or disposals.
     Our policy is to write-off accounts receivable if the balance is under $10.00 or when such amounts are placed with an outside collection agency. We believe this policy accurately reflects the ongoing collection efforts within the Company and is consistent with industry practices. At December 31, 2005 and December 2004, we had approximately $740 and $620 million, respectively, being pursued by various outside collection agencies. Of these aforementioned amounts, we expect to collect less than 5%, net of estimated collection fees. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. However, we take into consideration estimated collections of these amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.
     Days revenue outstanding as presented in the following table as of the dates indicted fell within our target range for days revenue outstanding of 60 — 65 days:

	As of December 31,
	2005	2004	2003
Days revenue outstanding	61	63	65
     The reason our 2005 days revenue outstanding decreased from 2004 is from increased point of service collections and use of internal collection agency’s enhanced technology to more quickly collect co-insurance and deductibles. The reason our 2004 days revenue outstanding decreased from 2003 is the following: testing of electronic billing edits under HIPAA beginning October 16, 2003 slowed our billing process for specified claims in 2003; Mutual of Omaha, our sole Medicare intermediary, went through a systems conversion in July 2003, which delayed billing and collections of Medicare claims; and large acquisitions in the second half of 2003 required Medicare billing approvals and new Medicaid provider numbers delaying our billing at those hospitals.
     The following table is an aging of our gross (prior to allowances for contractual adjustments and doubtful accounts) accounts receivable (in thousands):

	Balance as of
	As of December 31, 2005		As of December 31, 2004
	0-150 days	Over 150 days	0-150 days	Over 150 days
Total gross accounts receivable	$1,526,620	$362,465	$1,379,481	$302,521
     The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) summarized by aging categories is as follows:

	As of December 31,
	2005	2004
0 - 60 days	63.7%	63.7%
60 - 150 days	17.1%	18.3%
151 - 360 days	6.5%	7.4%
Over 360 days	12.7%	10.6%

Total	100.0%	100.0%
     The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	As of December 31,
	2005	2004
Insured receivables	65.0%	69.0%
Self-pay receivables	35.0%	31.0%

Total	100.0%	100.0%
     Although we do not specifically maintain information for individual categories of self-pay included in the percentage of self-pay receivables shown in the table above, we estimate uninsured self-pay receivables are approximately 45% to 50%, patient deductibles and co-insurance after third-party insurance payments are approximately 45% to 50%, and those insured patients billed directly because their insurance has not paid are approximately 5% to 10%. Those accounts that are being billed directly to patients because their third-party insurance coverage has not paid are reclassed to self-pay receivables from insured receivables generally after 60 days from discharge in order to bill the patients directly and get them involved in assisting with the collection process from their third-party insurance company. None of these amounts represents a denial from commercial or other third-party payors. We estimate, on a historical basis, the uncollected portion of self-pay receivables related to co-insurance, co-payments and deductibles ranges from 35% to 45% and the uncollected portion of self-pay receivables related to uninsured patients ranges from 80% to 90%. Additionally, we estimate the uncollected portion of self-pay receivables related to insured patients billed directly is insignificant. In the aggregate, we expect the uncollectible portion of all self-pay receivables, before recoveries of accounts previously written off, to be approximately 60% to 70% at December 31, 2005. The allowance for doubtful accounts as reported in the consolidated financial statements at December 31, 2005 and 2004 represents approximately 54% of self-pay receivables as described above, net of allowances for other discounts.
Goodwill and Other Intangibles
     Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill arising from business combinations is accounted for under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 141 “Business Combinations” and SFAS No. 142 “Goodwill and Other Intangible Assets” and is not amortized. SFAS No. 142 requires goodwill to be evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. We selected September 30th as our annual testing date.

     The SFAS No. 142 goodwill impairment model requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimated the fair values of the related operations using both a debt free discounted cash flow model as well as an adjusted EBITDA multiple model. These models are both based on our best estimate of future revenues and operating costs, and are reconciled to our consolidated market capitalization. The cash flow forecasts are adjusted by an appropriate discount rate based on our weighted average cost of capital. We performed our initial evaluation, as required by SFAS No. 142, during the first quarter of 2002 and the annual evaluation as of each succeeding September 30. No impairment has been indicated by these evaluations. Estimates used to conduct the impairment review, including revenue and profitability projections or fair values, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.
Professional Liability Insurance Claims
     We accrue for estimated losses resulting from professional liability claims. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections and is discounted to its net present value using a weighted average risk-free discount rate of 4.1% and 3.2% in 2005 and 2004, respectively. To the extent that subsequent claims information varies from management’s estimates, the liability is adjusted currently. Our insurance is underwritten on a “claims-made” basis. Prior to June 1, 2002, substantially all of our professional and general liability risks were subject to a $0.5 million per occurrence deductible; for claims reported from June 1, 2002 through June 1, 2003, these deductibles were $2.0 million per occurrence. Additional coverage above these deductibles was purchased through captive insurance companies in which we had a 7.5% minority ownership interest in each and to which the premiums paid by us represented less than 8% of the total premium revenues of each captive insurance company. With the formation of our own wholly-owned captive insurance company in June 2003, we terminated our minority interest relationships in those entities. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially all claims reported on or after June 1, 2005 are self-insured up to $5 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals was purchased through commercial insurance companies and generally covers us after the self insured amount up to $100 million per occurrence for claims reported on or after June 1, 2003.
     The following table represents the balance of our liability for the self-insured component of professional liability insurance claims and activity for each of the respective years listed (excludes premiums for insured coverage) (in thousands):

		Claims and
	Beginning	Expenses		End
	of Year	Paid	Expense(1)	of Year
2003	$22,446	$9,474	$27,940	$40,912
2004	40,912	17,624	40,561	63,849
2005	63,849	15,544	40,066	88,371

(1)	Total expense, including premiums for insured coverage, was $43.9 million in 2003, $49.7 million in 2004 and $53.6 million in 2005.
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
Recent Accounting Pronouncements
     In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123 and supercedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the SEC delayed adoption of SFAS No. 123R for certain registrants, including our Company, to the first annual period beginning after July 1, 2005. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123R beginning January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used at the date of adoption. The transition alternatives include a modified prospective and retroactive methods. Under the retroactive method, all prior periods presented would be restated. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards that subsequently vest or are modified after the beginning of the first period restated. We will adopt SFAS No. 123R using the modified prospective method for transition purposes. Compensation expense related to all currently outstanding equity based awards will be approximately $11.7 million in 2006, $10.9 million in 2007 and $2.1 million in 2008. Additional compensation expense for awards made after the adoption of SFAS No. 123R will vary depending on many factors, including the number of awards granted, the market value of our stock on the date of grant and other variables used in determining the fair value of those options on the date of grant. SFAS No. 123R also requires that the tax benefits of tax deductions in excess of recognized compensation cost be reported as financing cash flows rather than as operating cash flows. The requirement could reduce net operating cash flows and increase net financing cash flows in periods after adoption. We cannot estimate what the future impact on our Statement of Cash Flows will be because it depends on, among other things, when employees exercise stock options.
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
     In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which states that a company must recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and therefore should be recognized if their fair value is reasonably estimable. We adopted FIN 47 as of December 31, 2005. The adoption of this interpretation did not have a material effect on our consolidated results of operations or consolidated financial position.
     On November 10, 2005, the FASB issued Interpretation No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FIN 45-3”). FIN 45-3 amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), that the revenue of the business for a period will be at least a specified amount. Under FIN 45-3, the accounting requirements of FIN 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN 45, is required for all interim and annual periods beginning after January 1, 2006. We do not expect the adoption of FIN 45-3 to have a material impact on our consolidated results of operations or consolidated financial position.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to interest rate changes, primarily as a result of our senior secured credit facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources”. We do not anticipate any material changes in our primary market risk exposures in 2006. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so.
     A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $7 million for 2005, $5 million for 2004, and $4 million for 2003.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Brentwood, Tennessee
We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community Health Systems, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 21, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Nashville, Tennessee
February 21, 2006

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)

	Year Ended December 31,
	2005	2004	2003
Net operating revenues	$3,738,320	$3,203,507	$2,676,520

Operating costs and expenses:
Salaries and benefits	1,486,407	1,279,136	1,070,283
Provision for bad debts	377,596	324,643	255,808
Supplies	448,210	389,584	314,818
Rent	87,210	76,986	65,080
Other operating expenses	765,697	639,037	541,464
Minority interest in earnings	3,104	2,494	2,329
Depreciation and amortization	164,563	149,155	132,930

Total operating costs and expenses	3,332,787	2,861,035	2,382,712

Income from operations	405,533	342,472	293,808

Interest expense, net of interest income of $5,742, $526 and $181 in 2005, 2004 and 2003, respectively	94,613	75,256	68,192

Loss from early extinguishment of debt	—	788	—

Income from continuing operations before income taxes	310,920	266,428	225,616
Provision for income taxes	120,782	104,071	90,197

Income from continuing operations	190,138	162,357	135,419
Discontinued operations, net of taxes:
Loss from operations of hospitals sold or held for sale	(10,505)	(7,279)	(3,947)
Net loss on sale of hospitals	(7,618)	(2,020)	—
Impairment of long-lived assets of hospital held for sale	(4,471)	(1,625)	—

Loss on discontinued operations	(22,594)	(10,924)	(3,947)

Net income	$167,544	$151,433	$131,472

Earnings per common share — basic:
Income from continuing operations	$2.15	$1.70	$1.38
Loss on discontinued operations	$(0.26)	$(0.12)	$(0.04)

Net income	$1.89	$1.58	$1.34

Earnings per common share — diluted:
Income from continuing operations	$2.02	$1.62	$1.33
Loss on discontinued operations	$(0.23)	$(0.11)	$(0.03)

Net income	$1.79	$1.51	$1.30

Weighted average number of shares outstanding:
Basic	88,601,168	95,643,733	98,391,849

Diluted	98,579,977	105,863,790	108,094,956

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$104,108	$82,498
Patient accounts receivable, net of allowance for doubtful accounts of $346,024 and $286,094 in 2005 and 2004, respectively	656,029	597,261
Supplies	95,200	88,267
Deferred income taxes	4,128	—
Prepaid expenses and taxes	33,377	30,483
Other current assets	21,367	16,940

Total current assets	914,209	815,449

Property and equipment:
Land and improvements	121,637	107,667
Buildings and improvements	1,307,978	1,200,710
Equipment and fixtures	699,024	616,466

	2,128,639	1,924,843
Less accumulated depreciation and amortization	(517,648)	(440,295)

Property and equipment, net	1,610,991	1,484,548

Goodwill	1,259,816	1,213,783

Other assets, net of accumulated amortization of $78,599 and $71,017 in 2005 and 2004, respectively	149,202	118,828

Total assets	$3,934,218	$3,632,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Current maturities of long-term debt	$19,124	$26,867
Accounts payable	189,940	162,638
Current income taxes payable	19,811	2,807
Deferred income taxes	—	1,301
Accrued liabilities:
Employee compensation	121,775	98,365
Interest	8,591	7,693
Other	78,162	62,688

Total current liabilities	437,403	362,359

Long-term debt	1,648,500	1,804,868

Deferred income taxes	157,579	142,260

Other long-term liabilities	126,159	83,130

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 94,539,837 shares issued and 93,564,288 shares outstanding at December 31, 2005 and 88,591,733 shares issued and 87,616,184 shares outstanding at December 31, 2004	945	886
Additional paid-in capital	1,208,930	1,047,888
Treasury stock, at cost, 975,549 shares at December 31, 2005 and 2004	(6,678)	(6,678)
Unearned stock compensation	(13,204)	—
Accumulated other comprehensive income	15,191	6,046
Retained earnings	359,393	191,849

Total stockholders’ equity	1,564,577	1,239,991

Total liabilities and stockholders’ equity	$3,934,218	$3,632,608

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands, except share data)

							Accumulated	Retained
			Additional			Unearned	Other	Earnings
	Common stock		Paid-in	Treasury stock		Stock	Comprehensive	(Accumulated
	Shares	Amount	Capital	Shares	Amount	Compensation	Income (Loss)	Deficit)	Total
BALANCE, January 1, 2003	99,787,034	$998	$1,319,370	(975,549)	$(6,678)	$(15)	$(8,314)	$(91,056)	$1,214,305
Comprehensive Income:
Net income	—	—	—	—	—	—	—	131,472	131,472
Net change in fair value of interest rate swaps, net of tax expense of $5,258	—	—	—	—	—	—	8,211	—	8,211

Total comprehensive income	—						8,211	131,472	139,683
Repurchase of common stock	(790,000)	(8)	(14,708)	—	—	—	—	—	(14,716)
Issuance of common stock in connection with the exercise of options	384,715	4	4,266	—	—	—	—	—	4,270
Issuance of common stock to employee benefit plan	275,783	3	5,193	—	—	—	—	—	5,196
Tax benefit from exercise of options	—	—	1,838	—	—	—	—	—	1,838
Earned stock compensation	—	—	—	—	—	13	—	—	13

BALANCE, December 31, 2003	99,657,532	997	1,315,959	(975,549)	(6,678)	(2)	(103)	40,416	1,350,589
Comprehensive Income:
Net income	—	—	—	—	—	—	—	151,433	151,433
Net change in fair value of interest rate swaps, net of tax expense of $3,459	—	—	—	—	—	—	6,149	—	6,149

Total comprehensive income	—						6,149	151,433	157,582
Repurchase of common stock	(12,000,000)	(120)	(290,400)	—	—	—	—	—	(290,520)
Issuance of common stock in connection with the exercise of options	701,641	7	9,893	—	—	—	—	—	9,900
Issuance of common stock to employee benefit plan	232,560	2	6,151	—	—	—	—	—	6,153
Tax benefit from exercise of options and offering costs	—	—	6,285	—	—	—	—	—	6,285
Earned stock compensation	—	—	—	—	—	2	—	—	2

BALANCE, December 31, 2004	88,591,733	886	1,047,888	(975,549)	(6,678)	—	6,046	191,849	1,239,991

Comprehensive Income:
Net income	—	—	—	—	—	—	—	167,544	167,544
Net change in fair value of interest rate swaps, net of tax expense of $5,019	—	—	—	—	—	—	8,923	—	8,923
Net change in fair value of the SERP Investment balance							222	—	222

Total comprehensive income							9,145	167,544	176,689
Repurchases of common stock	(2,239,700)	(22)	(79,830)	—	—	—	—	—	(79,852)
Issuance of common stock in connection with the exercise of options	3,134,721	31	49,543	—	—	—	—	—	49,574
Issuance of common stock in connection with the conversion of convertible debt	4,495,083	44	148,576	—	—	—	—	—	148,620
Restricted stock grant	558,000	6	18,160	—	—	(18,160)	—	—	6
Tax benefit from exercise of options	—	—	24,453	—	—	—	—	—	24,453
Earned stock compensation	—	—	—	—	—	4,956	—	—	4,956
Miscellaneous	—	—	140	—	—	—	—	—	140

BALANCE, December 31, 2005	94,539,837	$945	$1,208,930	(975,549)	$(6,678)	$(13,204)	$15,191	$359,393	$1,564,577

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2005	2004	2003
Cash flows from operating activities:
Net income	$167,544	$151,433	$131,472
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	166,162	158,380	143,766
Deferred income taxes	9,889	41,902	62,912
Stock compensation expense	4,957	2	13
Loss on early extinguishment of debt	—	788	—
Minority interest in earnings	3,104	1,578	1,987
Impairment on hospital held for sale	6,718	2,539	—
Loss on sale of hospital	6,295	2,186	—
Other non-cash expenses, net	740	669	320
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(47,455)	(31,814)	(150,843)
Supplies, prepaid expenses and other current assets	(16,838)	(13,549)	(13,727)
Accounts payable, accrued liabilities and income taxes	84,956	(24,371)	34,722
Other	24,977	36,007	33,082

Net cash provided by operating activities	411,049	325,750	243,704

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(158,379)	(133,033)	(450,572)
Purchases of property and equipment	(188,365)	(164,286)	(146,379)
Disposition of hospitals	51,998	7,850	4,088
Proceeds from sale of equipment	2,325	790	1,072
Increase in other assets	(34,851)	(29,800)	(28,979)

Net cash used in investing activities	(327,272)	(318,479)	(620,770)

Cash flows from financing activities:
Proceeds from exercise of stock options	49,580	9,900	4,264
Proceeds from issuance of senior subordinated notes	—	300,000	—
Stock buy-back	(79,853)	(290,520)	(14,708)
Deferred financing costs	(1,259)	(12,783)	(1,261)
Redemption of convertible notes	(298)	—	—
Proceeds from minority investors in joint ventures	1,383	—	—
Redemption of minority investments in joint ventures	(3,242)	(3,522)	(430)
Distribution to minority investors in joint ventures	(1,939)	(1,238)	(2,471)
Borrowings under Credit Agreement	—	1,725,768	390,700
Repayments of long-term indebtedness	(26,539)	(1,668,709)	(115,541)

Net cash (used in) provided by financing activities	(62,167)	58,896	260,553

Net change in cash and cash equivalents	21,610	66,167	(116,513)
Cash and cash equivalents at beginning of period	82,498	16,331	132,844

Cash and cash equivalents at end of period	$104,108	$82,498	$16,331

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Summary of Significant Accounting Policies
     Business. Community Health Systems, Inc., through its subsidiaries (collectively the “Company”), owns, leases and operates acute care hospitals that are the principal providers of primary healthcare services in non-urban communities. As of December 31, 2005, the Company owned, leased or operated 70 hospitals, licensed for 7,974 beds in 21 states, which excludes one hospital held for sale. Pennsylvania represents the only area of geographic concentration; net operating revenues generated by the Company’s hospitals in that state, as a percentage of consolidated net operating revenues, were 22.1% in 2005, 19.0% in 2004 and 17.4% in 2003.
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
     Cost of Revenue. The majority of the Company’s operating expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs, which were $67.5 million, $47.9 million and $42.0 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     Cash Equivalents. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.
     Supplies. Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.
     Marketable Securites. The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Currently, all of our marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. Interest and dividends on securities classified as available-for-sale are included in net revenue. Accumulated other comprehensive income included an unrealized gain of $0.2 million at December 31, 2005 related to these available-for-sale securities. The gross realized gains and losses from the sale of available-for-sale securities were not material in all periods presented.
     Property and Equipment. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land and improvements (2 to 15 years; weighted average useful life is 14 years), buildings and improvements (5 to 40 years; weighted average useful life is 24 years) and equipment and fixtures (4 to 18 years; weighted average useful life is 8 years). Costs capitalized as construction in progress were $54.0 million and $30.4 million at December 31, 2005 and 2004, respectively. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Interest capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” was $2.1 million for each of the years ended December 31, 2005 and 2004, and $2.3 million for the year ended December 31, 2003.
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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Business and Summary of Significant Accounting Policies (Continued)
     Goodwill. Goodwill represents the excess cost over the fair value of net assets acquired. Goodwill arising from business combinations is accounted for under the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Other Intangible Assets,” and is not amortized. SFAS No. 142 requires goodwill to be evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company selected September 30th as its annual testing date.
     Other Assets. Other assets consist of costs associated with the issuance of debt, which are included in interest expense over the life of the related debt using the effective interest method, and costs to recruit physicians to the Company’s markets, which are deferred and amortized over the term of the respective physician recruitment contract, which is generally three years.
     Third-Party Reimbursement. Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems, provisions of cost-reimbursement and other payment methods. Approximately 43% of net operating revenues for the years ended December 31, 2005 and 2004, and 44% for the year ended December 31, 2003, are related to services rendered to patients covered by the Medicare and Medicaid programs. Included in the amounts received from Medicare are approximately 0.47% of net operating revenues for 2005, 0.43% for 2004 and 0.92% for 2003 related to Medicare outlier payments. In addition, the Company is reimbursed by non-governmental payors using a variety of payment methodologies. Amounts received by the Company for treatment of patients covered by such programs are generally less than the standard billing rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net operating revenues. Final settlements under certain of these programs are subject to adjustment based on administrative review and audit by third parties. Adjustments to the estimated billings are recorded in the periods that such adjustments become known. Adjustments to previous program reimbursement estimates are accounted for as contractual adjustments and reported in future periods as final settlements are determined. Adjustments related to final settlements or appeals increased revenue by an insignificant amount in each of the years ended December 31, 2005, 2004 and 2003. Net amounts due to third-party payors were $28 million as of December 31, 2005 and $15 million as of December 31, 2004 and are included in accrued liabilities-other in the accompanying consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2001.
     Allowance for Doubtful Accounts. Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. Substantially all of the Company’s receivables are related to providing healthcare services to our hospitals’ patients. The Company’s estimate for its allowance for doubtful accounts is generally calculated by reserving as uncollectible all governmental and non-governmental accounts over 150 days from discharge. This method is monitored based on our historical collections as a percentage of trailing net operating revenue, as well as a review for significant changes in payor mix and recent acquisitions or disposals. The Company’s policy is to write-off accounts receivable when such amounts are placed with outside collection agencies.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Business and Summary of Significant Accounting Policies (Continued)
     Concentrations of Credit Risk. The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the only significant concentration of credit risk from payors. The following table presents accounts receivable, net of the related contractual allowance (in thousands):

	As of December 31,
	2005		2004
		Medicaid,		Medicaid,
		Managed Care,		Managed Care,
		Self-pay and		Self-pay and
	Medicare	Other	Medicare	Other
Gross accounts receivable	$433,369	$1,455,716	$389,294	$1,292,708
Contractual allowance	(349,807)	(537,225)	(310,249)	(488,398)

Accounts receivable, net of contractual allowance	$83,562	$918,491	$79,045	$804,310

     Net Operating Revenues. Net operating revenues are recorded net of provisions for contractual adjustments of approximately $8,893 million, $7,214 million and $5,418 million in 2005, 2004 and 2003, respectively. Net operating revenues are recognized when services are provided. In the ordinary course of business the Company renders services to patients who are financially unable to pay for hospital care. Included in the provision for contractual adjustments shown above is the value (at the Company’s standard charges) of these services to patients who are unable to pay that is eliminated from net operating revenues when it is determined they qualify under the Company’s charity care policy which was $182.3 million, $133.4 million and $90.0 million for the years ended December 31, 2005, 2004 and 2003, respectively. Also included in the provision for contractual adjustments shown above is the value of administrative discounts provided to self-pay patients eliminated from net operating revenues which was $80.3 million, $58.4 million and $43.8 million for the years ended December 31, 2005, 2004 and 2003, respectively.
     Professional Liability Insurance Claims. The Company accrues for estimated losses resulting from professional liability. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially-determined projections and is discounted to its net present value. To the extent that subsequent claims information varies from management’s estimates, the liability is adjusted currently.
     Accounting for the Impairment or Disposal of Long-Lived Assets. In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying values of certain long-lived assets may be impaired, the Company projects the undiscounted cash flows expected to be generated by these assets. If the projections indicate that the reported amounts are not expected to be recovered, such amounts are reduced to their estimated fair value based on a quoted market price, if available, or an estimate based on valuation techniques available in the circumstances.
     Income Taxes. The Company accounts for income taxes under the asset and liability method, in which deferred income tax assets and liabilities are recognized for the tax consequences of “temporary differences” by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the consolidated statement of income during the period in which the tax rate change becomes law.
     Comprehensive Income. SFAS No. 130, “Reporting Comprehensive Income,” defines comprehensive income as the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources. Accumulated other comprehensive income (loss) of $15.0 million, net of income taxes of $8.4 million, at December 31, 2005, $6.0 million, net of income taxes of $3.4 million, at December 31, 2004 and ($0.1) million, net of income taxes of $0.1 million, at December 31, 2003, represents the cumulative change in fair value of interest rate swap agreements at the respective balance sheet dates. Accumulated other comprehensive income of $0.2 million as of December 31, 2005 represents the cumulative unrealized gains related to available-for-sale securities.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Business and Summary of Significant Accounting Policies (Continued)
     Stock-Based Compensation. The Company accounts for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations. Compensation cost is measured as the excess of the fair value of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Stock options issued by the Company have an exercise price equal to the closing market price on the date of grant. Accordingly, no compensation expense has been recognized for stock options in the Company’s consolidated statements of income. Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” established accounting and disclosure requirements using a fair value based method of accounting for stock based employee compensation plans; however, it allows an entity to continue to measure compensation for those plans using the intrinsic value method of accounting prescribed by APB Opinion No. 25. The Company has elected to continue to measure compensation under the intrinsic value method of accounting discussed above, and has adopted the pro-forma disclosure requirements of SFAS No. 123 and SFAS No. 148, “Accounting for Stock-Based Compensation Transition and Disclosures – an Amendment of FASB Statement No. 123.”
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
     The accelerated options were issued under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (the “Plan”). No performance shares or units or incentive stock options have been granted under the Plan. Options granted to non-employee directors of the Company and restricted shares were not affected by this action. The Compensation Committee’s decision to accelerate the vesting of the affected options was based primarily on the relatively short period of time until such stock options otherwise become fully vested making them no longer a significant motivator for retention and the fact that up to approximately $3.8 million of compensation expense ($2.3 million, net of tax) associated with certain of these stock options that the Company anticipated it would otherwise recognize in the first two quarters of 2006 pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” would be avoided.
     Since the Company currently accounts for its stock options using the intrinsic value method of accounting prescribed in APB No. 25, the vesting acceleration did not result in the recognition of compensation expense in net income for the year ended December 31, 2005. In accordance with the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure – an Amendment of FASB Statement No. 123”, the pro-forma results presented in the table below include approximately $5.9 million ($3.6 million, net of tax) of compensation expense for the year ended December 31, 2005, resulting from the vesting acceleration.
     Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Sholes option-pricing model. The weighted-average fair value of each option granted during 2005, 2004 and 2003 were $11.24, $8.21 and $7.50 respectively. In 2005, 2004 and 2003 the exercise price of options granted was the same as the fair value of the related stock at the time of issuance. The following weighted average assumptions were used for grants in fiscal 2005, 2004 and 2003: risk-free interest rate of 3.88%, 3.16% and 2.03% respectively; expected volatility of the Company’s stock was 36%, 33% and 44% respectively; no dividend yields; and the weighted average expected life of the options was 4 years for each of the past three fiscal years.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Business and Summary of Significant Accounting Policies (Continued)
     Had the fair value based method under SFAS No. 123 been used to value stock options granted and compensation expense recognized on a straight line basis over the vesting period of the grant, the Company’s net income and net income per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

	Year Ended
	December 31,
	2005	2004	2003
Net income:	$167,544	$151,433	$131,472

Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of related tax effects	10,739	6,601	5,179

Pro-forma net income	$156,805	$144,832	$126,293

Net income per share:

Basic — as reported	$1.89	$1.58	$1.34

Basic — pro-forma	$1.77	$1.51	$1.28

Diluted — as reported	$1.79	$1.51	$1.30

Diluted — pro-forma	$1.68	$1.45	$1.25

     On February 28, 2005, the Company awarded 561,000 shares of restricted stock to various employees and its directors. The restrictions on these shares will lapse in one-third increments on each of the first three anniversaries of the award date; provided however, the restrictions will lapse earlier in the event of the death, disability or retirement of the holder of the restricted stock or a change in control of the Company. As a result, the fair value of the restricted stock was determined on the grant date and the corresponding compensation expense was deferred as a component of stockholders’ equity and is being included in salaries and benefits expense over the vesting period of the award. The restricted stock was valued at $32.37 per share, which was the closing market price of the Company’s common stock on the grant date.
     Under the Director’s Fee Deferral Plan, the Company’s outside directors may elect to receive share equivalent units in lieu of cash for their director’s fee. These units are held in the Plan until the director electing to receive the share equivalent units retires or otherwise terminates his/her directorship with the Company. Share equivalent units are converted to shares of common stock of the Company at the time of distribution. For the year ended December 31, 2005, directors elected to defer $184,500 pursuant to the plan. Fees deferred during the year ended December 31, 2005 were converted into 4,942.552 units in the plan at the closing market price of the Company’s common stock for each quarter.
     Segment Reporting. SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 allows aggregation of similar operating segments into a single operating segment if the businesses have similar economic characteristics and are considered similar under the criteria established by SFAS No. 131. The Company’s operating segments have similar services, have similar types of patients, operate in a consistent manner and have similar economic and regulatory characteristics. Therefore, the Company has aggregated its operating segments into one reportable segment.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Business and Summary of Significant Accounting Policies (Continued)
     Derivative Instruments and Hedging Activities. In June 1998, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded on the consolidated balance sheet as either an asset or liability measured at its fair value. SFAS No. 133 requires that changes in a derivative’s fair value be recorded each period in earnings or other comprehensive income (“OCI”), depending on whether the derivative is designated and is effective as a hedged transaction, and on the type of hedge transaction. Changes in the fair value of derivative instruments recorded to OCI are reclassified to earnings in the period affected by the underlying hedged item. Any portion of the fair value of a derivative instrument determined to be ineffective under the standard is recognized in current earnings.
     The Company has entered into several interest rate swap agreements that fall under the scope of this pronouncement. See Note 6 for further discussion about the swap transactions.
     New Accounting Pronouncements. In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, and supersedes APB Opinion No. 25. SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. On April 14, 2005, the SEC delayed adoption of SFAS No. 123R for certain registrants, including the Company, to the first annual period beginning after July 1, 2005 (i.e. January 1, 2006). In addition, SFAS No. 123R will cause compensation expense previously not recognized in the financial statements (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. Under SFAS No. 123R, the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R. The Company will adopt SFAS No. 123R beginning January 1, 2006 using the modified prospective application transition method. Compensation expense related to all currently outstanding equity based awards will be approximately $11.7 million in 2006, $10.9 million in 2007 and $2.1 million in 2008. Additional compensation expense for awards made after the adoption of SFAS No. 123R will vary depending on many factors including the number of awards granted, the market value of the Company’s stock on the date of grant, the number of awards that actually vest and other variables used in determining the fair value of those options at the date of grant.
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
     In March 2005, the FASB issued Interpretation No. 47 , “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”), which states that a company must recognize a liability for the fair value of a legal obligation to perform asset retirement activities that are conditional on a future event if the amount can be reasonably estimated. FIN 47 clarifies that conditional obligations meet the definition of an asset retirement obligation in SFAS No. 143, “Accounting for Asset Retirement Obligations”, and therefore should be recognized if their fair value is reasonably estimable. FIN 47 was adopted by the Company as of December 31, 2005. The adoption of this interpretation did not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
1. Business and Summary of Significant Accounting Policies (Continued)
     On November 10, 2005, the FASB issued Interpretation No. 45-3, Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners (“FIN No. 45-3”). FIN No. 45-3 amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others”, to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), that the revenue of the business for a period will be at least a specified amount. Under FIN 45-3, the accounting requirements of FIN 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN 45, is required for all interim and annual periods beginning after January 1, 2006. The Company does not expect the adoption of FIN 45-3 to have a material impact on the Company’s consolidated results of operations or consolidated financial position.
     Reclassifications. Certain prior year amounts have been reclassified to conform to current year presentation. The Company disposed of four hospitals in March 2005, one lease expired pursuant to its terms during the quarter ended March 31, 2005, designated one hospital as being held for sale in the second quarter of 2005 and disposed of two hospitals in August 2004. The operating results of those hospitals have been classified as discontinued operations on the consolidated statements of income for all periods presented. There is no effect on net income for all periods presented related to the reclassifications made for the discontinued operations.
2. Long-Term Leases, Acquisitions and Divestitures of Hospitals
     During 2005, the Company acquired through four separate purchase transactions and one capital lease transaction, most of the assets and working capital of five hospitals. On March 1, 2005, the Company acquired an 85% controlling interest in Chestnut Hill Hospital, a 222 bed hospital located in Philadelphia, Pennsylvania. On June 30, 2005, the Company acquired Bedford County Medical Center, a 104 bed hospital located in Shelbyville, Tennessee. On September 30, 2005, the Company acquired the assets of Newport Hospital and Clinic located in Newport, Arkansas. This facility, which was previously operated as an 83 bed acute care general hospital, was closed by its former owner simultaneous with this transaction. The operations of this hospital were consolidated with Harris Hospital, also located in Newport, which is owned and operated by a wholly owned subsidiary of the Company. On October 1, 2005, the Company acquired Sunbury Community Hospital, a 123 bed hospital located in Sunbury, Pennsylvania and Bradley Memorial Hospital, a 251 bed hospital located in Cleveland, Tennessee. The aggregate consideration for the five hospitals totaled approximately $168 million, of which $138 million was paid in cash and $30 million was assumed in liabilities. Goodwill recognized in these transactions totaled $43 million, and is expected to be fully deductible for tax purposes.
     Effective March 31, 2005, the Company sold the King’s Daughters Hospital, a 137 bed hospital located in Greenville, Mississippi, to Delta Regional Medical Center, also located in Greenville. In a separate transaction, also effective March 31, 2005, the Company sold Troy Regional Medical Center, a 97 bed hospital located in Troy, Alabama, Lakeview Community Hospital, a 74 bed hospital located in Eufaula, Alabama and Northeast Medical Center, a 75 bed hospital located in Bonham, Texas to Attentus Healthcare Company of Brentwood, Tennessee. The aggregate sales price for these four hospitals was approximately $52.0 million and was received in cash.
     In addition, as part of the Company’s strategic review, the Company has decided to market Highland Medical Center in Lubbock, Texas for sale and anticipates its disposition by June 30, 2006.
     In connection with the above actions and in accordance with SFAS No. 144, the Company has classified the results of operations of Randolph County Medical Center, Sabine Medical Center, Scott County Hospital, The King’s Daughters Hospital, Troy Regional Medical Center, Lakeview Community Hospital and Northeast Medical Center as discontinued operations in the accompanying consolidated statements of income. The operations of Highland Medical

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Long-Term Leases, Acquisitions and Divestitures of Hospitals (Continued)
Center have been classified as discontinued operations in the accompanying consolidated statements of income and the related assets have been classified as assets held for sale in the accompanying consolidated balance sheet in the other assets line item as of December 31, 2005. The consolidated statements of income for each period presented have been restated to reflect the classification of these eight hospitals as discontinued operations.
Net operating revenues and loss reported for the eight hospitals in discontinued operations are as follows:

	Year Ended
	December 31,
	2005	2004	2003
	(in thousands)
Net operating revenues:	$50,520	$156,711	$158,104

Loss from operations of hospitals sold or held for sale before income taxes	(16,141)	(11,039)	(5,938)
Loss on sale of hospitals	(6,295)	(2,186)	—
Impairment of long-lived assets of hospital held for sale	(6,718)	(2,539)	—

Loss from discontinued operations, before taxes	(29,154)	(15,764)	(5,938)
Income tax benefit	6,560	4,840	1,991

Loss from discontinued operations, net of tax	$(22,594)	$(10,924)	$(3,947)

     Included in the computation of the loss from discontinued operations, before taxes for the year ended December 31, 2005, is a write-off of $51.5 million of tangible assets and $17.1 million of goodwill of the four hospitals sold and one hospital designated as held for sale in the second quarter of 2005.
     Included in the computation of the loss from discontinued operations, before taxes for the year ended December 31, 2004, is a write-off of $7.0 million of tangible assets and $2.7 million of goodwill at the two hospitals sold (see Note 3 Goodwill and Other Intangible Assets) and a write-down of $3.0 million of assets at the hospital held for sale.
     Assets and liabilities of the hospitals classified as discontinued operations included in the accompanying consolidated balance sheets are as follows:

	December 31,
	2005	2004
	(in thousands)
Current assets	$4,133	$34,328
Property and equipment	—	51,136
Other assets	3,000	3,915
Current liabilities	(6,601)	(10,922)

Net assets	$532	$78,457

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
2. Long-Term Leases, Acquisitions and Divestitures of Hospitals (Continued)
consideration for the two hospitals totaled approximately $135 million, consisting of approximately $123 million in cash and approximately $12 million in assumed liabilities and acquisition costs. Goodwill recorded during 2004 is expected to be fully deductible for tax purposes.
     Effective August 1, 2004, the Company sold Randolph County Medical Center, a 50 bed facility located in Pocahontas, Arkansas and Sabine Medical Center, a 48 bed facility located in Many, Louisiana, two of the Company’s underperforming hospitals, to Associated Healthcare Systems in Brentwood, Tennessee. The aggregate sales price for these two hospitals was approximately $9 million of which $7.8 million was received in cash and $1.2 million was received in the form of a note, which was paid in full in 2005.
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
     The aforementioned acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price has been determined by the Company based upon available information and, for certain acquisition transactions closed in 2005, is subject to settling amounts related to purchased working capital. Independent asset valuations are generally completed within 120 days of the date of acquisition; working capital settlements are generally made within 180 days of the date of acquisition. Adjustments to the purchase price allocation are not expected to be material.
The table below summarizes the allocations of the purchase price (including assumed liabilities) for these acquisitions (in thousands):

	2005	2004	2003
Current assets	$19,144	$10,104	$23,174
Property and equipment	110,854	76,917	319,850
Goodwill and other intangibles	43,619	49,048	123,285

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
2. Long-Term Leases, Acquisitions and Divestitures of Hospitals (Continued)
     The operating results of the foregoing hospitals have been included in the consolidated statements of income from their respective dates of acquisition. The following pro forma combined summary of operations of the Company gives effect to using historical information of the operations of the hospitals purchased in 2005 and 2004 as if the acquisitions had occurred as of January 1, 2004 (in thousands except per share data):

	Year Ended December 31,
	2005	2004
Pro forma net operating revenues	$3,865,433	$3,585,516
Pro forma net income	158,981	121,307
Pro forma net income per share:
Basic	1.79	1.31
Diluted	1.70	1.23
3. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill are as follows (in thousands):

	Year Ended December 31,
	2005	2004
Balance, beginning of year	$1,213,783	$1,155,797
Goodwill acquired as part of acquisitions during the year	51,773	49,204
Consideration adjustments and finalization of purchase price allocations for prior year’s acquisitions	11,353	11,503
Goodwill written off as part of disposals	(17,093)	(2,721)

Balance, end of year	$1,259,816	$1,213,783

     The Company performed its initial goodwill evaluation, as required by SFAS No. 142, during the first quarter of 2002 and the annual evaluation as of each succeeding September 30th. No impairment was indicated by these evaluations.
     The gross carrying amount of the Company’s other intangible assets was $11.9 million as of December 31, 2005 and $9.8 million as of December 31, 2004, and the net carrying amount was $7.6 million and $6.7 million as of December 31, 2005 and 2004, respectively. Other intangible assets are included in other assets on the Company’s consolidated balance sheets.
     The weighted average amortization period for the intangible assets subject to amortization is approximately 7 years. There are no expected residual values related to these intangible assets. Amortization expense for these intangible assets was $1.3 million, $1.1 million and $0.8 million during the years ended December 31, 2005, 2004 and 2003, respectively. Amortization expense on intangible assets is estimated to be $1.3 million in 2006, $1.1 million in 2007, $0.9 million in 2008, $0.8 million in 2009 and $0.8 million in 2010.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Income Taxes
     The provision for income taxes for income from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current
Federal	$100,588	$55,184	$36,992
State	12,746	9,003	9,225

	113,334	64,187	46,217
Deferred
Federal	5,737	33,994	37,926
State	1,711	5,890	6,054

	7,448	39,884	43,980

Total provision for income taxes for income from continuing operations	$120,782	$104,071	$90,197

The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate (dollars in thousands):

	Year Ended December 31,
	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory federal rate	$108,822	35.0%	$93,250	35.0%	$78,966	35.0%
State income taxes, net of federal income tax benefit	9,570	3.0	9,608	3.6	9,728	4.3
Non-deductible goodwill	—	0.0	—	—	355	0.2
Other	2,390	0.8	1,213	0.5	1,148	0.5

Provision for income taxes and effective tax rate for income from continuing operations	$120,782	38.8%	$104,071	39.1%	$90,197	40.0%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Income Taxes (Continued)
     Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes as of December 31, consist of (in thousands):

	2005		2004
	Assets	Liabilities	Assets	Liabilities
Net operating loss and credit carryforwards	$27,798	$—	$23,846	$—
Property and equipment	—	124,439	—	118,799
Self-insurance liabilities	28,639	—	19,550	—
Intangibles	—	85,745	—	72,623
Other liabilities	—	3,472	—	2,568
Long-term debt and interest	—	56	2,362	—
Accounts receivable	8,767	—	4,977	—
Accrued expenses	17,861	—	17,064	—
Other comprehensive income	—	8,391	—	3,425
Other	6,733	—	5,716	—

	89,798	222,103	73,515	197,415
Valuation allowance	(21,146)	—	(19,661)	—

Total deferred income taxes	$68,652	$222,103	$53,854	$197,415

     Management believes that the net deferred tax assets will ultimately be realized, except as noted below. Management’s conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has state net operating loss carryforwards of approximately $474 million, which expire from 2006 to 2025. With respect to the deferred tax liability pertaining to intangibles, as included above, goodwill purchased in connection with certain of the Company’s business acquisitions is amortizable for income tax reporting purposes. However, for financial reporting purposes, there is no corresponding amortization allowed with respect to such purchased goodwill.
     The Company recognizes a valuation allowance with respect to the future realization of certain state tax net operating losses. The balance of this valuation allowance as of December 31, 2005, includes $2.0 million pertaining to certain state tax net operating losses incurred prior to the Company’s acquisition by Forstmann Little & Co. in July of 1996. Any benefit to be recognized either through the utilization of these losses or through a reduction otherwise in this portion of the Company’s valuation allowance, will be recorded as a reduction in goodwill.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
4. Income Taxes (Continued)
     The valuation allowance increased by $1.5 million and $1.4 million during the years ended December 31, 2005 and 2004, respectively. In addition to amounts previously discussed, the change in valuation allowance relates to a redetermination of the amount of, and realizability of, net operating losses in certain state income tax jurisdictions.
     The Company paid income taxes, net of refunds received, of $68.1 million, $60.9 million and $27.2 million during 2005, 2004, and 2003, respectively.
     Federal Income Tax Examinations. In February 2005, the Company was notified by the Internal Revenue Service of its intent to examine the Company’s consolidated tax return for 2003. The Company believes the results of this examination will not be material to its consolidated statement of income or financial position.
5. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	As of December 31,
	2005	2004
Credit Facilities:
Revolving Credit Loans	$—	$—
Term Loans	1,185,000	1,197,000
Convertible Notes	136,624	287,500
Tax-exempt bonds	8,000	8,000
Senior Subordinated Notes .	300,000	300,000
Capital lease obligations (see Note 7)	21,792	22,471
Term loans from acquisitions	—	8,400
Other	16,208	8,364

Total debt	1,667,624	1,831,735
Less current maturities	(19,124)	(26,867)

Total long-term debt	$1,648,500	$1,804,868

     Credit Facilities. On August 19, 2004, the Company entered into a $1.625 billion senior secured credit facility with a consortium of lenders which was subsequently amended on December 16, 2004 and July 8, 2005. This facility replaced the Company’s previous credit facility and consists of a $1.2 billion term loan that matures in 2011 (as opposed to 2010 under the previous facility) and a $425 million revolving credit facility that matures in 2009 (as opposed to 2008 under the previous facility). The Company may elect from time to time an interest rate per annum for the borrowings under the term loan, including the incremental term loan, and revolving credit facility equal to (a) an alternate base rate, which will be equal to the greatest of (i) the Prime Rate in effect and (ii) the Federal Funds effective Rate, plus 50 basis points, plus (1) 75 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 175 basis points for the term loan and (2) the Applicable Margin for Eurodollar revolving credit loans. The Company also pays a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee is based on a pricing grid depending on the Applicable Margin for Eurodollar revolving credit loans and ranges from 0.250% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, the Company will pay fees for each letter of credit issued under the credit facility. The purpose of the facility was to refinance our previous credit agreement, repay specified other indebtedness, and fund general corporate purposes including amending the credit facility to permit declaration and payment of cash dividends to repurchase shares or make other distributions, subject to certain restrictions. In connection with this refinancing, the Company recorded a pre-tax write-off of approximately $0.8 million in deferred loan costs relative to the early extinguishment of a portion of the previous credit facility.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Long-Term Debt (Continued)
     As of December 31, 2005, the Company’s availability for additional borrowings under its revolving tranche was $425 million, of which $23 million was set aside for outstanding letters of credit. The Company also has the ability to add up to $200 million of borrowing capacity from receivable transactions (including securitizations) under its senior secured credit facility which has not yet been accessed. The Company also has the ability to amend the senior secured credit facility to provide for one or more tranches of term loans in an aggregate principal amount of $400 million, which the Company has not yet accessed. As of December 31, 2005, our weighted average interest rate under our credit agreement was 6.6%.
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
     The Term Loans are scheduled to be paid with principal payments for future years as follows (in thousands):

Term
Loans
2006	$12,000
2007	12,000
2008	12,000
2009	12,000
2010	291,000
Thereafter	846,000

Total	$1,185,000

     As of December 31, 2005 and 2004, the Company had letters of credit issued, primarily in support of potential insurance related claims and certain bonds of approximately $23 million and $21 million, respectively.
     Convertible Notes. On October 15, 2001, the Company sold $287.5 million aggregate principal amount (including the underwriter’s over-allotment option) of 4.25% convertible notes for face value. The notes were scheduled to mature on October 15, 2008 unless converted or redeemed earlier. Interest on the notes was payable semi-annually on April 15 and October 15 of each year. The interest payments commenced April 15, 2002. The notes were convertible, at the option of the holder, into shares of the Company’s common stock at any time before the maturity date, unless the Company has previously redeemed or repurchased the notes, at a conversion rate of 29.8507 shares of common stock per $1,000 principal amount of notes representing a conversion price of $33.50. The conversion rate is subject to anti-dilution adjustment in some events.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Long-Term Debt (Continued)
     On or after October 15, 2005, the Company had the right to redeem the notes, in whole or from time to time in part, at redemption prices, expressed as a percentage of the principal amount, together with accrued and unpaid interest to the redemption date, as follows for the 12-month period beginning on:

October 15, 2005	101.82%
October 15, 2006	101.21%
October 15, 2007	100.61%
Thereafter	100.00%
     On November 14, 2005 the Company elected to call for redemption $150.0 million in principal amount of the convertible notes. At the conclusion of the first call for redemption, $0.3 million in principal amount of the convertible notes were redeemed for cash, and $149.7 million of the convertible notes called for redemption, plus an additional $0.9 million of the convertible notes, were converted by the holders into 4,495,083 shares of the Company’s common stock, $.01 par value per share. On December 16, 2005 the Company elected to call for redemption the remaining convertible notes. In January 2006, at the conclusion of this second call for redemption $0.1 million in principal amount of the convertible notes were redeemed for cash and the remaining balance of $136.5 million were converted into 4,074,510 shares of the Company’s common stock.
     Tax-Exempt Bonds. Tax-Exempt Bonds bore interest at floating rates, which averaged 2.51% and 1.28% during 2005 and 2004, respectively.
     Senior Subordinated Notes. On December 16, 2004, the Company completed a private placement offering of $300 million aggregate principal amount of 6.5% senior subordinated notes due 2012. The senior subordinated notes were sold in an offering pursuant to Rule 144A and Regulation S under the Securities Act of 1933. The senior subordinated notes have not been registered under the Securities Act of 1933 or the securities laws of any state and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements under the Securities Act of 1933 and any applicable state securities laws. On February 24, 2005, the Company filed a registration statement to exchange these notes for registered notes. This exchange was completed during the first quarter of 2005.
     Other Debt. As of December 31, 2005, other debt consisted primarily of an industrial revenue bond and other obligations maturing in various installments through 2014.
     As of December 31, 2005, the Company has eight separate interest swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. Under one agreement, effective November 4, 2002 and expiring November 2007, the Company pays interest at a fixed rate of 3.30% on $150 million notional amount of indebtedness. Under a second agreement, effective June 13, 2003 and expiring June 2007, the Company pays interest at a fixed rate of 2.04% on $100 million notional amount of indebtedness. Under a third agreement, effective June 13, 2003 and expiring June 2008, the Company pays interest at a fixed rate of 2.40% on $100 million notional amount of indebtedness. Under a fourth agreement, effective October 3, 2003 and expiring October 2006, the Company pays interest at a fixed rate of 2.31% on $100 million notional amount of indebtedness. Under a fifth agreement, effective August 12, 2004 and expiring August 2008, the Company pays interest at a fixed rate of 3.586% on $100 million notional amount of indebtedness. Under a sixth agreement effective May 25, 2005 and expiring May 2008, the Company pays interest at a fixed rate of 4.061% on $100 million notional amount of indebtedness. Under a seventh agreement, effective June 6, 2005 and expiring June 2009, the Company pays interest at a fixed rate of 3.935% on $100 million notional amount of indebtedness. Under an eighth agreement, effective November 30, 2005 and expiring November 2009, the Company pays interest at a fixed rate of 4.3375% on $100 million notional amount of indebtedness. The Company receives a variable rate of interest on each of these swaps based on the three-month London Inter-Bank Offer (“LIBOR”), excluding the margin paid under the senior secured credit facility on a quarterly basis which is currently 175 basis points for revolving credit and term loans under the credit facility, which these swaps are meant to hedge. Also, an interest rate swap agreement with a $100 million notional amount of indebtedness expired on November 30, 2005.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
5. Long-Term Debt (Continued)
As of December 31, 2005, the scheduled maturities of long-term debt outstanding, including capital leases but excluding the Convertible Notes redeemed in 2006, for each of the next five years and thereafter are as follows (in thousands):

2006	$19,124
2007	28,665
2008	16,137
2009	13,956
2010	300,428
Thereafter	1,152,816

$1,531,126

     The Company paid interest of $90 million, $74 million and $68 million on borrowings during the years ended December 31, 2005, 2004 and 2003, respectively.
6. Fair Values of Financial Instruments
     The fair value of financial instruments has been estimated by the Company using available market information as of December 31, 2005 and 2004, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	As of December 31,
	2005		2004
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$104,108	$104,108	$82,498	$82,498
Available-for-sale securities	6,783	6,783	—	—
Liabilities:
Credit facilities	1,185,000	1,199,072	1,197,000	1,202,985
Convertible Notes	136,624	156,434	287,500	296,128
Tax-exempt Bonds	8,000	8,000	8,000	8,000
Senior Subordinated Notes	300,000	294,750	300,000	303,750
Term loans from acquisitions	—	—	8,400	8,400
Other debt	5,536	5,536	8,364	8,364
     Cash and cash equivalents. The carrying amount approximates fair value due to the short term maturity of these instruments (less than three months).
     Available-for-sale securities. Estimated fair value is based on closing price as quoted in public markets.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Fair Values of Financial Instruments (Continued)
     Credit facilities, term loans from acquisitions and other debt. Estimated fair value is based on information from the Company’s bankers regarding relevant pricing for trading activity among the Company’s lending institutions.
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
     The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the years ended December 31, 2005 and 2004, the Company completed an assessment of the cash flow hedge instruments and determined the hedge to be highly effective. The Company has also determined that the ineffective portion of the hedge does not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparty to the interest rate swap agreements exposes the Company to credit risk in the event of non-performance. However, the Company does not anticipate non-performance by the counterparty. The Company does not hold or issue derivative financial instruments for trading purposes. Interest rate swaps consisted of the following at December 31, 2005:

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Fair Values of Financial Instruments (Continued)

Swap #1
Notional amount	$100 million
Fixed interest rate	2.31%
Termination date	October 3, 2006
Fair value	$1.8 million
Swap #2
Notional amount	$150 million
Fixed interest rate	3.30%
Termination date	November 4, 2007
Fair value	$3.8 million
Swap #3
Notional amount	$100 million
Fixed interest rate	2.04%
Termination date	June 13, 2007
Fair value	$3.8 million
Swap #4
Notional amount	$100 million
Fixed interest rate	2.40%
Termination date	June 13, 2008
Fair value	$5.4 million
Swap #5
Notional amount	$100 million
Fixed interest rate	3.586%
Termination date	August 29, 2008
Fair value	$2.9 million

Swap #6
Notional amount	$100 million
Fixed interest rate	4.061%
Termination date	May 30, 2008
Fair value	$1.6 million

Swap #7
Notional amount	$100 million
Fixed interest rate	3.935%
Termination date	June 6, 2009
Fair value	$2.6 million

Swap #8
Notional amount	$100 million
Fixed interest rate	4.3375%
Termination date	November 30, 2009
Fair value	$1.5 million

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
6. Fair Values of Financial Instruments (Continued)
     Assuming no change in December 31, 2005 interest rates, approximately $9.8 million will be recognized in earnings through interest income during the year ending December 31, 2006 pursuant to the interest rate swap agreements. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses reported through other comprehensive income will be reclassified into earnings.
7. Leases
     The Company leases hospitals, medical office buildings, and certain equipment under capital and operating lease agreements. During 2005, the Company entered into $4.6 million of capital leases. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs. Commitments relating to noncancellable operating and capital leases for each of the next five years and thereafter are as follows (in thousands):

Year ended December 31,	Operating	Capital
2006	$60,877	$5,935
2007	51,052	5,360
2008	37,798	4,718
2009	28,464	2,378
2010	23,304	1,795
Thereafter	114,881	6,293

Total minimum future payments	$316,376	$26,479

Less imputed interest		(4,687)

		21,792
Less current portion		(4,928)

Long-term capital lease obligations		$16,864

     Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $12.1 million of land and improvements, $96.3 million of buildings and improvements, and $53.3 million of equipment and fixtures as of December 31, 2005 and $11.3 million of land and improvements, $92.2 million of buildings and improvements and $51.1 million of equipment and fixtures as of December 31, 2004. The accumulated depreciation related to assets under capital leases was $56.1 million and $44.7 million as of December 31, 2005 and 2004, respectively. Depreciation of assets under capital leases is included in depreciation and amortization and amortization of debt discounts on capital lease obligations is included in interest expense in the consolidated statements of income.
8. Employee Benefit Plans
     The Company has a defined contribution plan that is qualified under Section 401(k) of the Internal Revenue Code, which covers substantially all employees at its hospitals, clinics, and the corporate offices. Participants may contribute a portion of their compensation not exceeding a limit set annually by the Internal Revenue Service. This plan includes a provision for the Company to match a portion of employee contributions. The Company also provides a supplemental executive retirement plan in the form of a defined benefit pension plan for certain members of its executive management. Total expense under the 401(k) plan was $8.8 million, $8.3 million and $6.8 million for the years ended December 31, 2005, 2004 and 2003, respectively. Total expense under the supplemental executive retirement plan was $3.8 million, $2.9 million and $1.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.
9. Stockholders’ Equity
     On June 14, 2000, the Company closed its initial public offering of 18,750,000 shares of common stock; and on July 3, 2000, the underwriters exercised their overallotment option and purchased 1,675,717 shares of common stock.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Stockholders’ Equity (Continued)
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
     Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of Preferred Stock. Each of the aforementioned classes of capital stock has a par value of $.01 per share. Shares of Preferred Stock, none of which are outstanding as of December 31, 2005, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.
     On December 16, 2005, the Company announced an open market repurchase program for up to five million shares of the Company’s common stock not to exceed $200 million in purchases. This purchase program commenced January 14, 2006 and will conclude at the earlier of three years or when the maximum number of shares have been repurchased. This repurchase plan follows a prior repurchase plan for up to five million shares which concluded on January 13, 2006. The Company repurchased 3,029,700 shares at a weighted average price of $31.20 per share under this program.
     On September 21, 2004, the Company entered into an underwriting agreement (the “Underwriting Agreement”) among the Company, CHS/Community Health Systems, Inc., Citigroup Global Markets Inc. (“the Underwriter”), Forstmann Little & Co. Equity Partnership-V, L.P. and Forstmann Little & Co. Subordinated Debt and Equity Management Buyout Partnership-VI, L.P. (collectively, the “Selling Stockholders”). Pursuant to the Underwriting Agreement, the Underwriters purchased 23,134,738 shares of common stock from the Selling Stockholders for $24.21 per share. The Company did not receive any proceeds from any sales of shares by the Selling Stockholders. On September 27, 2004, the Company purchased from the Underwriters 12,000,000 of these shares for $24.21 per share. For corporate law purposes, the Company retired these shares upon repurchase. Accordingly, these 12,000,000 shares are treated as authorized and unissued shares.
     During 1997, the Company granted options to purchase 191,614 shares of common stock to non-employee directors at an exercise price of $8.96 per share. These options are fully vested and expire ten years from the date of grant. As of December 31, 2005, 25,681 non-employee director options to purchase common stock were exercisable with a weighted average remaining contractual life of 1.3 years.
     In November 1996, the Board of Directors approved an Employee Stock Option Plan (the “1996 Plan”) to provide incentives to key employees of the Company. Options to purchase up to 756,636 shares of common stock are authorized under the 1996 Plan. All options granted pursuant to the 1996 Plan are generally exercisable each year on a cumulative basis at a rate of 20% of the total number of common shares covered by the option beginning one year from the date of grant and expiring ten years from the date of grant. There will be no additional grants of options under the 1996 Plan.
     In April 2000, the Board of Directors approved the 2000 Stock Option and Award Plan (the “2000 Plan”). The 2000 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code as well as stock options which do not so qualify, stock appreciation rights, restricted stock, performance units and performance shares, phantom stock awards and share awards. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. Options to purchase 17,062,791 shares of common stock are authorized under the 2000 Plan including 8,000,000 options authorized in an amendment to the 2000 Plan approved by the stockholders in May 2003 and 4,500,000 approved by the stockholders in May 2005. Generally the options granted pursuant to the 2000 Plan are exercisable each year on a cumulative basis at a rate of 33 1/3% of the total

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Stockholders’ Equity (Continued)
number of common shares covered by the option beginning on the first anniversary of the date of grant and expiring ten years from the date of grant. As of December 31, 2005, a total of 7,530,618 shares of unissued common stock remain reserved for future grants under the 2000 Plan.
     To date, the options granted under both plans are “nonqualified” for tax purposes. For financial reporting purposes, the exercise price of certain option grants under the 1996 plan were considered to be below the fair value of the stock at the time of grant. The fair value of those grants was determined based on an appraisal conducted by an independent appraisal firm as of the relevant date. The aggregate differences between fair value and the exercise price is being charged to compensation expense over the relevant vesting periods. Such expense aggregated $0, $1,827 and $12,715 in 2005, 2004 and 2003, respectively. Options granted under the 2000 Plan were granted to employees at the fair value of the related stock.
     A summary of the number of shares of common stock issuable upon the exercise of options under the Company’s 1996 Plan and 2000 Plan for fiscal 2005, 2004 and 2003 and changes during those years is presented below:

			Weighted
			Average
	Shares	Price Range	Price
Balance at December 31, 2002	4,269,678	$6.99 – 31.70	$14.50
Granted	4,279,300	18.03 – 25.70	20.38
Exercised	(341,935)	6.99 – 24.50	11.56
Forfeited or canceled	(177,673)	6.99 – 31.70	22.15

Balance at December 31, 2003	8,029,370	$6.99 – 31.70	$17.59
Granted	387,000	24.44 – 27.86	26.41
Exercised	(614,444)	6.99 – 26.00	15.19
Forfeited or canceled	(345,647)	13.00 – 31.70	22.25

Balance at December 31, 2004	7,456,279	$6.99 – 31.70	$18.03
Granted	1,325,700	27.71 – 39.50	33.02
Exercised	(3,134,721)	6.99 – 31.70	15.81
Forfeited or canceled	(276,984)	6.99 – 37.86	26.02

Balance at December 31, 2005	5,370,274	$6.99 – 39.50	$22.63
     The following table summarizes information concerning currently outstanding and exercisable options:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted		Weighted
Range of Exercise	Number	Remaining	Average	Number	Average
Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price
$6.99	20,382	1.4 years	$6.99	20,382	$6.99
$13.00	836,368	4.4 years	$13.00	836,368	$13.00
$18.03 – $26.00	3,015,517	7.4 years	$20.60	2,911,486	$20.45
$26.95 – $37.86	1,498,007	8.9 years	$32.29	152,592	$29.71
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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
9. Stockholders’ Equity (Continued)
The restrictions on these shares will lapse in one-third increments on each of the first three anniversaries of the award date; provided however, the restrictions will lapse earlier in the event of the death, disability or, retirement of the holder of the restricted stock or a change in control of the Company. As a result, the fair value of the restricted stock was determined on the grant date and the corresponding compensation expense was deferred as a component of stockholders’ equity and is being included in salaries and benefits expense over the vesting period of the award. The restricted stock was valued at $32.37 per share, which was the closing market price of the Company’s common stock on the grant date.
10. Earnings Per Share
     The following table sets forth the components of the numerator and denominator for the computation of basic and diluted income from continuing operations per share (in thousands, except share data):

	Year Ended December 31,
	2005	2004	2003
Numerator:
Numerator for basic earnings per share —
Income from continuing operations available to common stockholders — basic	$190,138	$162,357	$135,419

Numerator for diluted earnings per share —
Income from continuing operations	$190,138	$162,357	$135,419
Interest, net of tax, on 4.25% convertible notes	8,565	8,757	8,757

Income from continuing operations available to common stockholders — diluted	$198,703	$171,114	$144,176

Denominator:
Weighted-average number of shares outstanding —basic	88,601,168	95,643,733	98,391,849
Effect of dilutive securities:
Non-employee director options	11,715	32,336	42,717
Unvested common shares	—	23,499	89,439
Employee options	1,582,063	1,582,146	988,875
4.25% Convertible notes	8,385,031	8,582,076	8,582,076

Weighted-average number of shares outstanding — diluted	98,579,977	105,863,790	108,094,956

Dilutive securities outstanding not included in the computation of earning per share because their effect is antidilutive:
Employee options	31,100	262,025	1,559,756
11. Commitments and Contingencies
     Construction Commitments. The Company has agreed, as part of the acquisition in 2003 of Southside Regional Medical Center in Petersburg, Virginia, to build a replacement facility with an aggregate estimated construction cost, including equipment, of approximately $132 million. Of this amount, approximately $2.0 million has been expended through December 31, 2005. The Company expects to spend $8.0 million in replacement hospital construction and equipment costs related to this project in 2006. This project is required to be completed in 2008. In addition, the Company has agreed, as part of the acquisition in 2004 of Phoenixville Hospital in Phoenixville, Pennsylvania, to spend $90 million in capital expenditures over eight years to develop and improve the hospital; of this amount approximately $7 million has been expended through December 2005. The Company expects to spend $9 million of this commitment in 2006. The Company has agreed as part of the acquisition in 2005 of Chestnut Hill Hospital, in Philadelphia, Pennsylvania to spend $43 million in capital expenditures over four years to develop and improve the hospital. The Company expects to spend approximately $6 million of this commitment in 2006. As part of the acquisition in 2005 of Bedford County Medical Center in Shelbyville, Tennessee, the Company agreed to build a replacement facility by June 30, 2009. Also as required by an amendment to a lease agreement entered into in 2005, the Company agreed to build a replacement facility at our Barstow, California location. Construction costs for the last two aforementioned replacement facilities are estimated to be approximately $95 million. The Company expects to spend $1.5 million of this commitment in 2006. Also in 2005, we entered into an agreement with a developer to build and lease to us a new

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
11. Commitments and Contingencies (continued)
corporate headquarters. The Company accounts for this project as if we own the assets. Total construction costs including furniture and fixtures are estimated to be approximately $40 million. Of this amount, approximately $11 million in construction costs were incurred by the developer through December 31, 2005. The Company expects the developer to incur costs of approximately $25 million in 2006.
     Physician Recruiting Commitments. As part of our physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to our communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to the physicians in excess of the amounts they earned in their practice up to the amount of the income guarantee. These income guarantee periods are typically for 12 months. Such payments are recoverable by the Company from physicians who do not fulfill their commitment period, which is typically three years, to the respective community. At December 31, 2005, the maximum potential amount of future payments under these guarantees is $15.6 million.
     Other. At December 31, 2005, the Company has commitments whereby the Company has guaranteed rental income to the owner of a medical office building. The Company would only be required to perform under these commitments if the office space is not otherwise leased to physicians. The maximum potential amount of future payments under this commitment is $2.6 million.
     Under specified acquisition agreements, we have deposited funds into escrow accounts to be used solely for the purpose of recruiting physicians to that specified hospital. At December 31, 2005, the Company had $4.8 million deposited in escrow accounts, which is included in other long-term assets.
     Professional Liability Risks. Substantially all of the Company’s professional and general liability risks are subject to a per occurrence deductible; prior to June 1, 2002, substantially all of the Company’s professional and general liability risks were subject to a $0.5 million per occurrence deductible, and for claims reported from June 1, 2002 through June 1, 2003, these deductibles were $2.0 million per occurrence. Additional coverage above these deductibles was purchased through captive insurance companies in which the Company had a 7.5% minority ownership interest and to which the premiums paid by the Company represented less than 8% of the total premium revenues of the captive insurance companies. Concurrently, with the formation of the Company’s own wholly-owned captive insurance company in June 2003, the Company terminated its minority interest relationships in those entities. Substantially all claims reported on or after June 1, 2003 and before June 1, 2005 are self-insured up to $4.0 million per claim. Substantially all claims reported on or after June 1, 2005 are self insured up to $5 million per claim. Management on occasion has changed the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals is purchased through commercial insurance companies and generally after the self-insured amount covers up to $100 million per occurrence for all claims reported on or after June 1, 2003. The Company’s insurance is underwritten on a “claims-made basis.” The Company accrues an estimated liability for its uninsured exposure and self-insured retention based on historical loss patterns and actuarial projections. The Company’s estimated liability for the self-insured portion of professional and general liability claims was $88.4 million and $63.8 million as of December 31, 2005 and 2004, respectively. These estimated liabilities represent the present value of estimated future professional liability claims payments based on expected loss patterns using a weighted-average discount rate of 4.1% and 3.2% in 2005 and 2004, respectively. The weighted-average discount rate is based on an estimate of the risk-free interest rate for the duration of the expected claim payments. The estimated undiscounted claims liability was $107.7 million and $73.4 million as of December 31, 2005 and 2004, respectively.
     Legal Matters. The Company is a party to other legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
12. Subsequent Events
     The Company entered into two separate interest swap agreements in January 2006. Under one agreement, effective January 23, 2006 and expiring January 24, 2011, the Company pays interest at a fixed rate of 4.709% on $100 million notional amount of indebtedness. Under a second agreement, effective October 3, 2006 and expiring August 19, 2011, the Company pays interest at a fixed rate of 4.7185% on $100 million notional amount of indebtedness.
     On January 17, 2006, the Company completed the redemption of all of its remaining outstanding 4.25% Convertible Subordinated Notes due 2008 (the “Notes”). There was $136.6 million in aggregate principal amount of the Notes outstanding. At the conclusion of the call for redemption, $0.1 million in principal amount of the Notes were redeemed for cash and $136.5 million of the Notes were converted by the holders into 4,074,510 shares of the Company’s common stock, $.01 par value per share.
     A definitive agreement was signed on February 2, 2006 for the purchase of Vista Health, which includes Victory Memorial Hospital (336 licensed beds) and St. Therese Medical Center (currently utilizing 71 non-acute care beds), both located in Waukegan, Illinois, as well as Vista Imaging Center, located in Gurnee, Illinois, Vista Surgery and Treatment Center in Lindenhurst, Illinois and Vista M.R. Institute, with locations in Lindenhurst and Gurnee. The purchase price for Vista Health is approximately $100 million plus working capital. This acquisition is expected to close in the second quarter of 2006. The seller is a non-profit corporation.
     A definitive agreement was signed on February 16, 2006 for the purchase of Via Christi Oklahoma Regional Medical Center located in Ponca City, Oklahoma (140 licensed beds). The purchase price for Via Christi is approximately $55.7 million plus working capital. This acquisition is expected to close in the second quarter of 2006. The seller is a non-profit corporation.
     A definitive agreement was signed on February 23, 2006 for the purchase of two hospitals from the Baptist Health System, Birmingham, Alabama; Baptist Medical Center - Dekalb and Baptist Medical Center - Cherokee. The Dekalb Hospital (134 licensed beds) is located in Ft. Payne, Alabama. The Cherokee Hospital (60 licensed beds) is located in Centre, Alabama. The purchase price for these two hospitals is approximately $63.6 million plus working capital. This acquisition is expected to close in the second quarter of 2006. The seller is a non-profit corporation.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
13. Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th	Total
	(in Thousands, Except Share and Per Share Data)
Year ended December 31, 2005:
Net operating revenues	$908,263	$918,718	$929,269	$982,070	$3,738,320
Income from continuing operations before taxes	80,317	75,540	72,122	82,941	310,920
Income from continuing operations	49,079	46,150	44,066	50,843	190,138
Loss on discontinued operations	(13,091)	(5,622)	(1,180)	(2,701)	(22,594)
Net income	35,988	40,528	42,886	48,142	167,544
Income from continuing operations per share:
Basic	0.56	0.52	0.50	0.57	2.15
Diluted	0.52	0.49	0.47	0.54	2.02
Net income per share:
Basic	0.41	0.45	0.49	0.54	1.89
Diluted	0.39	0.43	0.46	0.51	1.79
Weighted-average number of shares:
Basic	87,926,338	89,149,815	88,325,411	89,011,180	88,601,168
Diluted	98,087,086	99,328,929	98,528,968	98,389,422	98,579,977

Year ended December 31, 2004:
Net operating revenues	$779,959	$771,108	$811,815	$840,625	$3,203,507
Income from continuing operations before taxes	69,636	64,152	63,542	69,098	266,428
Income from continuing operations	42,197	38,806	38,873	42,481	162,357
Loss on discontinued operations	(1,471)	(367)	(6,834)	(2,252)	(10,924)
Net income	40,726	38,439	32,039	40,229	151,433
Income from continuing operations per share:
Basic	0.43	0.39	0.40	0.49	1.70
Diluted	0.41	0.38	0.38	0.46	1.62
Net income per share:
Basic	0.41	0.39	0.33	0.46	1.58
Diluted	0.39	0.37	0.32	0.43	1.51
Weighted-average number of shares:
Basic	98,698,286	98,779,918	97,794,824	87,369,111	95,643,733
Diluted	109,136,803	108,999,363	107,869,639	97,516,313	105,863,790

(1)	Pursuant to SFAS No. 144, the Company has restated its quarters in the year ended December 31, 2004, financial statements and statistical results to reflect the reclassification as discontinued operations of the four hospitals sold during the first quarter of 2005, one of which was designated as being held-for-sale as of December 31, 2004, the termination of one hospital’s lease during the first quarter of 2005, and the addition of one hospital as being held-for-sale during the second quarter of 2005. Two hospitals were previously classified as discontinued operations in 2004.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Item 9.
Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
          None
Item 9A.
Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities Exchange Act of 1934, as amended, as of December 31, 2004. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures are adequately designed to ensure that the information required to be included in this report has been recorded, processed, summarized and reported in a timely basis. There have been no changes in our internal control over financial reporting during our fourth quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control over Financial Reporting
     We are responsible for the preparation and integrity of the consolidated financial statements appearing in our Annual Report. The consolidated financial statements were prepared in conformity with accounting principles generally accepted in the United States of America and include amounts based on management’s estimates and judgments. All other financial information in this report has been presented on a basis consistent with the information included in the consolidated financial statements.
     We are also responsible for establishing and maintaining adequate internal controls over financial reporting (as defined in Rule 13a — 15(f) under the Securities and Exchange Act of 1934, as amended). We maintain a system of internal controls that is designed to provide reasonable assurance as to the fair and reliable preparation and presentation of the consolidated financial statements, as well as to safeguard assets from unauthorized use or disposition.
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
     We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that our internal control over financial reporting was effective as of December 31, 2005, based on these criteria.
     Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on management’s assessment of internal control over financial reporting, which is included herein.
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

/s/ Wayne T. Smith	/s/ W. Larry Cash

Wayne T. Smith	W. Larry Cash
Chairman, President and Chief Executive Officer	Executive Vice President and Chief Financial Officer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Brentwood, Tennessee
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Community Health Systems, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005 of the Company and our report dated February 21, 2006 expressed an unqualified opinion on those consolidated financial statements.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
February 21, 2006

Item 9B. Other Information
     None
PART III
Item 10. Directors and Executive Officers of the Company
     The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 23, 2006, under “Members of the Board of Directors,” “Information About our Executive Officers,” “Compliance with Exchange Act Section 16(A) Beneficial Ownership Reporting” and “Corporate Governance Principles and Board Matters.”
Item 11. Executive Compensation
     The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 23, 2006 under “Executive Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 23, 2006 under “Security Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions
     The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 23, 2006 under “Certain Transactions.”
Item 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 23, 2006 under “Ratification of the Appointment of Independent Registered Public Accounting Firm.”

PART IV
Item 15. Exhibits and Financial Statement Schedules
Item 15(a) 1. Financial Statements
     Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.
Item 15(a) 2. Financial Statement Schedules
     The following financial statement schedule is filed as part of this Report at page 88 hereof:
     Schedule II – Valuation and Qualifying Accounts
     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
Item 15(a)(3) and 15(c):
     The following exhibits are either filed with this Report or incorporated herein by reference.

Description
2.1	Agreement and Plan of Merger between the Registrant, FLCH Acquisition Corp. and Community Health Systems, Inc., dated on June 9, 1996 (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S 1 (No. 333-31790))

3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S 1 (No. 333-31790))

3.2	Form of Restated By laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S 1 (No. 333-31790))

4.2	The Indenture, dated as of December 16, 2004, among the Company and SunTrust Bank, as trustee relating to the 6.5% Senior Subordinated Notes due December 15, 2012 (incorporated by reference to Exhibit 4.1 to the Registrants current report on Form 8-K on December 13, 2004 (No. 001-15925))

10.1	Amended and Restated Credit Agreement dated as of August 19, 2004, among, CHS/Community Health Systems, Inc., Community Health Systems, Inc., JPMorgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and JP Morgan Securities Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners and the other lender party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.2	First Amendment and Waiver, dated as of December 16, 2004 representing an amendment to the Amended and Restated Wachovia Credit Agreement dated as of August 19, 2004, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., JPMorgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent Bank of America, N.A., as Documentation Agent and JP Morgan Securities Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners and the other lenders party thereto (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.3	Second Amendment dated as of July 8, 2005, to the Amended and Restated Credit Agreement dated as of August 19, 2004, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the several lenders thereto, JP Morgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 13, 2005 (No. 001-15925))

10.4	Form of outside director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-31790))

Description
10.5	Form of Amendment No. 1 to the Director Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-10034977))

10.6	Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan, as amended and restated on February 23, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005 (No. 001-15925))

10.7	Form of Amendment No. 1 to the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 20, 2005)

10.8	Form of Restricted Stock Award Agreement (Directors) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2005)

10.9	Community Health Systems Deferred Compensation Plan Trust, Amended and Restated Effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.10	Community Health Systems Deferred Compensation Plan, as amended effective October 1, 1993; January 1, 1994; January 1, 1998; April 1, 1999; July 1, 2000; and June 1, 2001 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.11	Community Health Systems, Inc. Director’s Fees Deferral Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.12	The Registrant’s 2000 Stock Option and Award Plan (As Amended and Restated February 25, 2003) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No. 333-107810))

10.13	Form of Registrant’s 2000 Stock Option and Award Plan (as Amended and Restated February 23, 2005) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005 (No. 001-15925))

10.14	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-31790))

10.15	Community Health Systems, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.16	Amendment No. 2 to the Community Health Systems, Inc. Supplemental Executive Retirement Plan dated December 10, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.17	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.18	Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

21	List of subsidiaries*

23.1	Consent of Deloitte & Touche LLP*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.
Item 15(b):

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Community Health Systems, Inc.

By:	/s/ Wayne T. Smith

Wayne T. Smith
Chairman of the Board,
President and Chief Executive Officer
February 23 , 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WAYNE T. SMITH	President and Chief Executive Officer and Director	02/23/2006

Wayne T. Smith	(principal executive officer)

/s/ W. LARRY CASH	Executive Vice President, Chief Financial Officer	02/23/2006

W. Larry Cash	and Director (principal financial officer)

/s/ T. MARK BUFORD	Vice President and Corporate Controller	02/23/2006

T. Mark Buford	(principal accounting officer)

/s/ JOHN A. CLERICO	Director	02/23/2006

John A. Clerico

/s/ DALE F. FREY	Director	02/23/2006

Dale F. Frey

/s/ HARVEY KLEIN, M.D.	Director	02/23/2006

Harvey Klein, M.D.

/s/ JOHN A. FRY	Director	02/23/2006

John A. Fry

/s/ JULIA B. NORTH	Director	02/23/2006

Julia B. North

/s/ H. MITCHELL WATSON, JR.	Director	02/23/2006

H. Mitchell Watson, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Brentwood, Tennessee
We have audited the consolidated financial statements of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, and have issued our report thereon dated February 21, 2006, (included elsewhere in this Annual Report). Our audits also included the financial statement schedule listed in Item 15 of this Annual Report. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
Nashville, Tennessee
February 21, 2006

Community Health Systems, Inc. and Subsidiaries
Schedule II - Valuation and Qualifying Accounts
(In Thousands)

	Balance at	Acquisitions	Charged to		Balance
	Beginning	And	Costs and		at End
Description	of Year	Dispositions	Expenses	Write-offs	of Year
Year ended December 31, 2005 allowance for doubtful accounts	$286,094	$—	$377,596	$(317,666)	$346,024

Year ended December 31, 2004 allowance for doubtful accounts	103,677	2,233	343,793	(163,609)	286,094

Year ended December 31, 2003 allowance for doubtful accounts	73,110	12,411	276,518	(258,362)	103,677

Exhibit Index

Description
2.1	Agreement and Plan of Merger between the Registrant, FLCH Acquisition Corp. and Community Health Systems, Inc., dated on June 9, 1996 (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 333-31790))

3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-31790))

3.2	Form of Restated By laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-31790))

4.2	The Indenture, dated as of December 16, 2004, among the Company and SunTrust Bank, as trustee relating to the 6.5% Senior Subordinated Notes due December 15, 2012 (incorporated by reference to Exhibit 4.1 to the Registrants current report on Form 8-K on December 13, 2004 (No. 001-15925))

10.1	Amended and Restated Credit Agreement dated as of August 19, 2004, among, CHS/Community Health Systems, Inc., Community Health Systems Inc., JPMorgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and JP Morgan Securities Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners and the other lender party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)

10.2	First Amendment and Waiver, dated as of December 16, 2004 representing an amendment to the Amended and Restated Wachovia Credit Agreement dated as of August 19, 2004, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., JPMorgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent Bank of America, N.A., as Documentation Agent and JP Morgan Securities Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners and the other lenders party thereto. (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

10.3	Second Amendment dated as of July 8, 2005, to the Amended and Restated Credit Agreement dated as of August 19, 2004, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the several lenders thereto, JP Morgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 13, 2005 (No. 001-15925))

10.4	Form of outside director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-31790))

10.5	Form of Amendment No. 1 to the Director Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-10034977))

10.6	Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan, as amended and restated on February 23, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005 (No. 001-15925))

10.7	Form of Amendment No. 1 to the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 20, 2005)

10.8	Form of Restricted Stock Award Agreement (Directors) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2005)

10.9	Community Health Systems Deferred Compensation Plan Trust, Amended and Restated Effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.10	Community Health Systems Deferred Compensation Plan, as amended effective October 1, 1993; January 1, 1994; January 1, 1998; April 1, 1999; July 1, 2000; and June 1, 2001 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.11	Community Health Systems, Inc. Director’s Fees Deferral Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

Description
10.12	The Registrant’s 2000 Stock Option and Award Plan (As Amended and Restated February 25, 2003) (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (No 333-107810))

10.13	Form of Registrant’s 2000 Stock Option and Award Plan (as Amended and Restated February 23, 2005) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005 (No. 001-15925))

10.14	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (No. 333-31790))

10.15	Community Health Systems, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.16	Amendment No. 2 to the Community Health Systems, Inc. Supplemental Executive Retirement Plan dated December 10, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.17	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.18	Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

21	List of subsidiaries*

23.1	Consent of Deloitte & Touche LLP*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.