Form 10-Q
period 2006-03-31
COMMUNITY HEALTH SYSTEMS INC
filed 2006-04-27
CIK 1108109

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
Commission file number 001-15925
COMMUNITY HEALTH SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	13-3893191 (I.R.S. Employer Identification Number)
7100 Commerce Way, Suite 100
Brentwood, Tennessee
(Address of principal executive offices)
37027
(Zip Code)
615-465-7000
(Registrant’s telephone number)
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer, see definition of “accelerated filer and large accelerated filer” in Rule 126-2 of the Exchange Act (check one).
Larger accelerated filer ☑ Accelerated filer ☐ Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).
Yes ☐ No ☑
As of April 20, 2006, there were outstanding 98,293,051 shares of the Registrant’s Common Stock, $.01 par value.

Community Health Systems, Inc.
Form 10-Q
For the Three Months Ended March 31, 2006

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$111,951	$104,108
Patient accounts receivable, net of allowance for doubtful accounts of $340,847 and $346,024 at March 31, 2006 and December 31, 2005, respectively	699,067	656,029
Supplies	94,864	95,200
Deferred income taxes	4,128	4,128
Prepaid expenses and taxes	32,445	33,377
Other current assets	53,455	36,494

Total current assets	995,910	929,336

Property and equipment	2,175,228	2,128,639
Less accumulated depreciation and amortization	(547,770)	(517,648)

Property and equipment, net	1,627,458	1,610,991

Goodwill	1,267,557	1,259,816

Other assets, net	158,364	149,202

Total assets	$4,049,289	$3,949,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$19,284	$19,124
Accounts payable	158,190	189,940
Current income taxes payable	31,822	19,811
Accrued interest	11,062	8,591
Accrued liabilities	252,238	215,064

Total current liabilities	472,596	452,530

Long-term debt	1,516,269	1,648,500

Deferred income taxes	157,579	157,579

Other long-term liabilities	139,818	126,159

Stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 99,443,600 shares issued and 98,468,051 shares outstanding at March 31, 2006 and 94,539,837 shares issued and 93,564,288 shares outstanding at December 31, 2005	994	945
Additional paid-in capital	1,334,789	1,208,930
Treasury stock, at cost, 975,549 shares at March 31, 2006 and December 31, 2005	(6,678)	(6,678)
Unearned stock-based compensation	—	(13,204)
Accumulated other comprehensive income	20,491	15,191
Retained earnings	413,431	359,393

Total stockholders’ equity	1,763,027	1,564,577

Total liabilities and stockholders’ equity	$4,049,289	$3,949,345

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Net operating revenues	$1,026,562	$908,263

Operating costs and expenses:
Salaries and benefits	407,668	360,233
Provision for bad debts	107,591	93,051
Supplies	122,820	112,656
Other operating expenses	207,043	178,064
Rent	22,982	20,477
Depreciation and amortization	42,506	39,797
Minority interest in earnings	613	887

Total operating costs and expenses	911,223	805,165

Income from operations	115,339	103,098
Interest expense, net	21,787	22,781

Income from continuing operations before income taxes	93,552	80,317
Provision for income taxes	36,298	31,238

Income from continuing operations	57,254	49,079

Discontinued operations, net of taxes:
Loss from operations of hospitals sold and held for sale	(657)	(5,473)
Loss on sale of hospitals	(2,559)	(7,618)

Loss on discontinued operations	(3,216)	(13,091)

Net income	$54,038	$35,988

Income from continuing operations per common share:
Basic	$0.59	$0.56

Diluted	$0.58	$0.52

Net income per common share:
Basic	$0.56	$0.41

Diluted	$0.55	$0.39

Weighted-average number of shares outstanding:
Basic	96,552,448	87,926,338

Diluted	98,209,271	98,087,086

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities
Net income	$54,038	$35,988
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,506	41,137
Minority interest in earnings	613	887
Stock-based compensation expense	3,651	496
Loss on sale of hospitals	3,937	6,295
Excess tax benefits relating to stock-based compensation	(4,360)	—
Other non-cash expenses, net	(590)	(471)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(42,326)	(11,510)
Supplies, prepaid expenses and other current assets	2,798	1,849
Accounts payable, accrued liabilities and income taxes	28,371	66,025
Other	2,176	8,013

Net cash provided by operating activities	90,814	148,709

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(17,448)	(24,854)
Purchases of property and equipment	(39,704)	(33,166)
Disposition of hospitals	500	51,861
Proceeds from sale of equipment	34	2,131
Increase in other assets	(22,425)	(7,237)

Net cash used in investing activities	(79,043)	(11,265)

Cash flows from financing activities
Proceeds from exercise of stock options	1,919	15,958
Excess tax benefits relating to stock-based compensation	4,360	—
Stock buy-back	(8,112)	(4,390)
Deferred financing costs	(16)	(749)
Redemption of convertible notes	(128)	—
Proceeds from minority investors in joint ventures	3,060	1,383
Redemption of minority investments in joint ventures	(530)	(290)
Distributions to minority investors in joint ventures	(596)	(382)
Borrowings under credit agreement	—	—
Repayments of long-term indebtedness	(3,885)	(13,025)

Net cash provided by (used in) financing activities	(3,928)	(1,495)

Net change in cash and cash equivalents	7,843	135,949

Cash and cash equivalents at beginning of period	104,108	82,498

Cash and cash equivalents at end of period	$111,951	$218,447

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its Subsidiaries (the “Company”) as of March 31, 2006, and for the three month periods ended March 31, 2006, and March 31, 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2006, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005, contained in the Company’s Annual Report on Form 10-K. Certain prior-period balances in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period’s presentation of financial information. These reclassifications include discontinued operations as described in Note 5.
2. ACCOUNTING FOR STOCK-BASED COMPENSATION
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) which replaced SFAS No. 123 and supercedes APB Opinion No. 25 (“APB 25”). The Company adopted the provisions of SFAS No. 123(R) on January 1, 2006 electing to use the modified prospective method for transition purposes. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards that subsequently vest or are modified at the beginning of the period of adoption, without restatement of prior periods.
The impact from total compensation expense related to stock-based equity plans for the three months ended March 31, 2006 was a decrease to income from continuing operations before income taxes of $3.7 million and a decrease to net income of $2.4 million or $0.02 per diluted share. Prior to January 1, 2006, the Company accounted for stock-based compensation under the recognition and measurement provisions of APB 25. The impact from total compensation expense related to stock-based equity plans recognized under APB 25 for the three months ended March 31, 2005, was a decrease to income from continuing operations of $0.5 million and a decrease to net income of $0.3 million or $0.00 per diluted share. The resulting change in the comparable periods is a decrease to income from continuing operations of $3.2 million and a decrease to net income of $2.1 million or $0.02 per diluted share.
SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under APB 25 and related interpretations. This requirement reduced our net operating cash flows and increased our financing cash flows by $4.4 million for the three months ended March 31, 2006. Our deferred compensation cost at December 31, 2005, of $13.2 million, arising from the issuance of restricted stock in 2005 and recorded as a component of stockholders’ equity as required under APB 25, was reclassified into additional paid-in capital upon the adoption of SFAS No. 123(R).
At March 31, 2006, $50.9 million of unrecognized stock-based compensation expense from all outstanding unvested stock options and restricted stock is expected to be recognized over a weighted average period of 2.5 years.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. ACCOUNTING FOR STOCK-BASED COMPENSATION (Continued)
The pro forma table below reflects net income and earnings per share for the three months ended March 31, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

Three months
Ended
March 31,
2005
Net income, as reported	$35,988

Add: Stock-Based compensation expense recognized under APB 25, net of tax	349
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(2,183)

Pro-forma net income	$34,154

Net income per share:

Basic — as reported	$0.41

Basic — Pro-forma	$0.39

Diluted — as reported	$0.39

Diluted — pro-forma	$0.37

For the purposes of the above table the fair value of each option grant was estimated on the date of grant using the Black Scholes option pricing model with the following weighted average assumptions used for grants during the three months ended March 31, 2005:

Three months
Ended
March 31,
2005
Expected volatility	36.7%
Expected dividends	0
Expected term	4 years
Risk-free interest rate	3.875%
Stock-based compensation awards are granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (the “2000 Plan”). The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code as well as stock options which do not so qualify, stock appreciation rights, restricted stock, performance units and performance shares, phantom stock awards and share awards. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, the options granted under the 2000 Plan are “nonqualified” stock options for tax purposes. Vesting of these granted options occurs in one third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10 year contractual term and options granted in 2006 have an 8 year contractual term. The exercise price of options granted to employees under the 2000 Plan were equal to the fair value of the Company’s common stock on the option grant date. As of March 31, 2006, 6,614,423 shares of unissued common stock remain reserved for future grants under the 2000 Plan. The Company also has options outstanding under its Employee Stock Option Plan (the “1996 Plan”). These options are fully vested and exercisable and no additional grants of options will be made under the 1996 Plan.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. ACCOUNTING FOR STOCK-BASED COMPENSATION (Continued)
The fair value of stock-based awards was estimated using the Black Scholes option pricing model with the assumptions and weighted average fair values during the three months ended March 31, 2006, as follows:

Three months
Ended
March 31,
2006
Expected volatility	24.2%
Expected dividends	0
Expected term	4 years
Risk-free interest rate	4.65%
As part of its SFAS No. 123(R) adoption, the Company examined concentrations of holdings, its historical patterns of option exercises and forfeitures as well as forward looking factors, in an effort to determine if there were any discernable employee populations. From this analysis, the Company identified two employee populations, one consisting primarily of certain senior executives and the other consisting of all other recipients.
The expected volatility rate was estimated based on historical volatility. As part of its adoption of SFAS No. 123(R) the Company also reviewed the market based implied volatility of actively traded options of its common stock and determined that historical volatility did not differ significantly from the implied volatility.
The expected life computation is based on historical exercise and cancellation patterns and forward looking factors where present for each population identified. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The pre-vesting forfeiture rate is based on historical rates and forward looking factors for each population identified. As required under SFAS No. 123(R) the Company will adjust the estimated forfeiture rate to its actual experience.
Options outstanding and exercisable under the 1996 Plan and 2000 Plan as of March 31, 2006, and changes during the three months then ended were as follows (in thousands, except share and per share data):

			Weighted
			Average
		Weighted	Remaining
		Average	Contractual	Aggregate
		Exercise	Term	Intrinsic
	Shares	Price	(in years)	Value
Outstanding at December 31, 2005	5,370,274	$22.63		$73,204
Granted	949,000	38.30		—
Exercised	(472,253)	14.75		11,080
Forfeited and cancelled	(32,805)	30.18		196

Outstanding at March 31, 2006	5,814,216	25.70	7.3 years	60,864

Exercisable at March 31, 2006	3,839,707	20.85	6.8 years	58,760

The weighted average grant date fair value of stock options granted during the three months ended March 31, 2006, was $10.43. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the reporting period and the exercise price, multiplied by the number of the in-the-money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2006. This amount changes based on the market value of the Company’s stock.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. ACCOUNTING FOR STOCK-BASED COMPENSATION (Continued)
The Company has also awarded restricted stock under the 2000 Plan to various employees and its directors. The restrictions on these shares generally lapse in one-third increments on each of the first three anniversaries of the award date. Certain of the Company’s senior executives’ restricted stock awards also contain a performance objective that must be met in addition to the vesting requirements. If the performance objective is not attained the awards will be forfeited in their entirety. Once the performance objective has been attained, restrictions will lapse in one-third increments on each of the first three anniversaries of the award date. Notwithstanding the above mentioned performance objectives and vesting requirements, the restrictions will lapse earlier in the event of death, disability, termination of employment by employer for reason other than for cause of the holder of the restricted stock or in the event of change in control of the Company.
Restricted stock outstanding under the 2000 Plan as of March 31, 2006, and changes during the three months then ended is as follows:

		Weighted
		Average
		Fair
	Shares	Value
Unvested at December 31, 2005	558,000	$32.37
Granted	564,000	38.30
Vested	(184,308)	32.37
Forfeited	—

Unvested at March 31, 2006	937,692	35.95

As of March 31, 2006, there was $32.2 million of unrecognized stock-based compensation expense related to unvested restricted stock expected to be recognized over a weighted-average period of 2.5 years.
Under the Director’s Fee Deferral Plan, the Company’s outside directors may elect to receive share equivalent units in lieu of cash for their director’s fee. These units are held in the plan until the director electing to receive the share equivalent units retires or otherwise terminates his/her directorship with the Company. Share equivalent units are converted to shares of common stock of the Company at the time of distribution. For each of the three months ended March 31, 2006 and 2005, $50,000 of directors’ fees earned during that quarter were elected to be deferred pursuant to the plan, which were converted at a price equivalent to the closing market price of the Company’s stock at each of the respective quarter ends into 1,434.993 units at March 31, 2006, and 1,425.093 units at March 31, 2005. At March 31, 2006, there are a total of 6,377.545 units deferred in the plan with an aggregate fair value of $230,000, based on the closing market price of the Company’s common stock at March 31, 2006 of $36.15.
3. COST OF REVENUE
The majority of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs, which were $22.1 million and $15.3 million for the three month periods ended March 31, 2006 and 2005, respectively. These corporate office costs include stock-based compensation expense recognized under SFAS No. 123(R).
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
During 2005, the Company acquired through four separate purchase transactions and one capital lease transaction, most of the assets and working capital of five hospitals. On March 1, 2005, the Company acquired an 85% controlling interest in Chestnut Hill Hospital, a 222 bed hospital located in Philadelphia, Pennsylvania. On June 30, 2005, the Company acquired, through a capital lease, Bedford County Medical Center, a 104 bed hospital located in Shelbyville, Tennessee. On September 30, 2005, the Company acquired the assets of Newport Hospital and Clinic located in Newport, Arkansas. This facility, which was previously operated as an 83 bed acute care general hospital, was closed by its former owner simultaneous with this transaction. The operations of this hospital were consolidated with Harris Hospital, also located in Newport, which is owned and operated by a wholly owned subsidiary of the Company. On October 1, 2005, the Company acquired Sunbury Community Hospital, a 123 bed hospital located in Sunbury, Pennsylvania, and Bradley Memorial Hospital, a 251 bed hospital located in Cleveland, Tennessee. The aggregate consideration for the five hospitals totaled approximately $168 million, of which $138 million was paid in cash and $30 million was assumed in liabilities. Goodwill recognized in these transactions totaled $43 million, which is expected to be fully deductible for tax purposes.
Effective March 1, 2006, the Company completed the acquisition of Forrest City Hospital, a 118-bed hospital and related assets located in Forrest City, Arkansas, through a combination purchase and capital lease transaction. The aggregate consideration for this transaction totaled approximately $10.4 million, of which $10.2 million was paid in cash and $0.2 million was assumed in liabilities.
Effective March 18, 2006, the Company sold Highland Medical Center, a 123 bed facility located in Lubbock, Texas, to Shiloh Health Services, Inc. of Louisville, Kentucky. The proceeds from this sale was $0.5 million. This hospital had previously been classified as held for sale by the Company.
In connection with the above sale transactions and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the results of operations of Scott County Hospital, The King’s Daughters Hospital, Troy Regional Medical Center, Lakeview Community Hospital, Northeast Medical Center and Highland Medical Center as discontinued operations in the accompanying condensed consolidated statements of income.
Net operating revenues and loss from discontinued operations reported for the six hospitals in discontinued operations for the three month periods ended March 31, 2006 and 2005 (as applicable) are as follows:

	Three Months Ended
	March 31,
	2006	2005
	(in thousands)
Net operating revenues	$4,294	$33,811

Loss from operations before income taxes	$(1,008)	$(8,398)
Loss on sale of hospitals	(3,938)	(6,295)

Loss from discontinued operations, before taxes	(4,946)	(14,693)
Income tax benefit	1,730	1,602

Loss from discontinued operations, net of tax	$(3,216)	$(13,091)

The computation of loss from discontinued operations before taxes for the three months ended March 31, 2006 includes the net write-off of $4.4 million of tangible assets at the one hospital sold during the three months ended March 31, 2006.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. ACQUISITIONS AND DIVESTITURES (Continued)
The computation of the loss from discontinued operations, before taxes, for the three months ended March 31, 2005 includes the net write-off of $41.5 million of tangible assets and $16.2 million of goodwill at the four hospitals sold during the three months ended March 31, 2005.
Assets and liabilities of the hospitals classified as discontinued operations included in the accompanying condensed consolidated balance sheets as of March 31, 2006 and December 31, 2005 are as follows:

	March 31,	December 31,
	2006	2005
	(in thousands)
Current assets	$2,465	$4,133
Property and equipment	—	—
Other assets	—	3,000
Current liabilities	(4,451)	(6,601)

Net assets	$(1,986)	$532

Pending Acquisitions
A definitive agreement was signed on February 2, 2006, for the purchase of Vista Health, which includes Victory Memorial Hospital (336 licensed beds) and St. Therese Medical Center (currently utilizing 71 non-acute care beds), both located in Waukegan, Illinois, as well as Vista Imaging Center located in Gurnee, Illinois, Vista Surgery and Treatment Center in Lindenhurst, Illinois and Vista M.R. Institute, with locations in Lindenhurst and Gurnee. The purchase price for Vista Health is approximately $104 million plus working capital. This acquisition is expected to close in the second quarter of 2006. The seller is a not-for-profit corporation.
A second definitive agreement signed on February 16, 2006, was executed for the purchase of Via Christi Oklahoma Regional Medical Center located in Ponca City, Oklahoma (140 licensed beds). The purchase price for Via Christi is approximately $56 million plus working capital. This acquisition is expected to close in the second quarter of 2006. The seller is a not-for-profit corporation.
6. RECENT ACCOUNTING PRONOUNCEMENT
On November 10, 2005, the FASB issued Interpretation No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FIN 45-3”). FIN 45-3 amends FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others,” to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), that the revenue of the business for a period will be at least a specified amount. Under FIN 45-3, the accounting requirements of FIN 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006, and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN 45, is required for all interim and annual periods beginning on or after January 1, 2006. The adoption of this interpretation did not have a material impact on the Company’s consolidated results of operations or consolidated financial position.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three months ended March 31, 2006, are as follows (in thousands):

Balance as of December 31, 2005	$1,259,816
Goodwill acquired as part of acquisitions during 2006	876
Consideration adjustments and finalization of purchase price allocations for acquisitions completed prior to 2006
6,865

Balance as of March 31, 2006	$1,267,557

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)
The Company completed its most recent annual goodwill impairment test as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” using a measurement date of September 30, 2005. Based on the results of the impairment test, the Company was not required to recognize an impairment of goodwill in 2005.
The gross carrying amount of the Company’s other intangible assets was $12.8 million at March 31, 2006 and $11.9 million at December 31, 2005, and the net carrying amount was $8.0 million at March 31, 2006 and $7.6 million at December 31, 2005. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets.
The weighted average amortization period for the intangible assets subject to amortization is approximately seven years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $0.4 million and $0.3 million during the three months ended March 31, 2006 and March 31, 2005, respectively. Amortization expense on intangible assets is estimated to be $1.3 million for the remainder of 2006, $1.5 million in 2007, $0.9 million in 2008, $0.8 million in 2009, $0.8 million in 2010, and $0.5 million in 2011.
8. EARNINGS PER SHARE
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted income from continuing operations per share (in thousands, except share data):

	Three Months Ended March 31,
	2006	2005
Numerator:
Numerator for basic earnings per share - Income from continuing operations available to common stockholders – basic	$57,254	$49,079

Numerator for diluted earnings per share - Income from continuing operations	$57,254	$49,079
Interest, net of tax, on 4 25% convertible notes	135	2,189

Income from continuing operations available to common stockholders – diluted	$57,389	$51,268

Denominator:
Weighted-average number of shares outstanding –basic	96,552,448	87,926,338
Effect of dilutive securities:
Non-employee director options	11,915	11,174
Restricted stock awards	43,641	8,351
Employee options	1,012,727	1,559,147
4 25% Convertible notes	588,540	8,582,076

Weighted-average number of shares outstanding – diluted	98,209,271	98,087,086

Dilutive securities outstanding not included in the computation of earning per share because their effect is antidilutive:
Employee options	1,062,400	86,000
Since the net income per share including the impact of the conversion of the convertible notes (none of which remains outstanding as of March 31, 2006) is less than the basic net income per share for each of the three months ended March 31, 2006 and March 31, 2005, the convertible notes are dilutive and accordingly must be included in the fully diluted calculation.
9. STOCKHOLDERS’ EQUITY
On January 17, 2006, the Company completed the redemption of all its remaining outstanding 4.25% Convertible Subordinated Notes due 2008 (the “Notes”). Prior to the call for redemption being given on December 16, 2005, there was $136.6 million in aggregate principal amount of the Notes outstanding. At the conclusion of the call for redemption, $0.1 million in principal

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. STOCKHOLDERS’ EQUITY (Continued)
amount of the Notes were redeemed for cash and $136.5 million of the Notes were converted by the holders into 4,074,510 shares of the Company’s common stock, $0.1 par value per share.
On December 16, 2005, the Company announced an open market repurchase program for up to five million shares of the Company’s common stock not to exceed $200 million in purchases. This repurchase program commenced January 14, 2006 and will conclude at the earlier of three years or when the maximum number of shares have been repurchased or the maximum dollar amount has been reached. Through March 31, 2006, the Company had repurchased pursuant to this repurchase plan 225,000 shares at a weighted average price of $36.05 per share. The maximum number of shares that may still be purchased under the repurchase program is 4,775,000. The remaining maximum dollar amount of shares that is permitted to be purchased under the Company’s existing indebtedness is $191.9 million. This repurchase plan follows a prior repurchase plan for up to five million shares which concluded on January 13, 2006. The Company repurchased 3,029,700 shares at a weighted-average price of $31.20 per share under the prior program.
10. COMPREHENSIVE INCOME
The following table presents the components of comprehensive income, net of related taxes. The net change in fair value of interest rate swap agreements is a function of the spread between the fixed interest rate of each swap and the underlying variable interest rate under the Company’s credit facility (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Net income	$54,038	$35,988
Net change in fair value of interest rate swaps	5,134	5,527
Unrealized Gains on Investments	166	—

Comprehensive income	$59,338	$41,515

The net change in fair value of the interest rate swap and unrealized gains on investments are included in stockholders’ equity on the accompanying condensed consolidated balance sheets.
11. LONG-TERM DEBT
On August 19, 2004, the Company entered into a $1.625 billion senior secured credit facility with a consortium of lenders which was subsequently amended on December 16, 2004 and on July 8, 2005. This facility replaced the Company’s previous credit facility and consists of a $1.2 billion term loan that matures in 2011 (as opposed to 2010 under the previous facility) and a $425 million revolving credit facility that matures in 2009 (as opposed to 2008 under the previous facility). The Company may elect from time to time an interest rate per annum for the borrowings under the term loan, including the incremental term loan, and revolving credit facility equal to (a) an alternate base rate, which will be equal to the greatest of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate, plus 50 basis points, plus (1) 75 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 175 basis points for the term loan and (2) the Applicable Margin for Eurodollar revolving credit loans. The Company also pays a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee is based on a pricing grid depending on the Applicable Margin for Eurodollar revolving credit loans and ranges from 0.250% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, the Company will pay fees for each letter of credit issued under the credit facility. The purpose of the facility was to refinance our previous credit agreement, repay specified other indebtedness, and fund general corporate purposes including declaration and payment of cash dividends, to repurchase shares or make other distributions, subject to certain restrictions.
On October 15, 2001, the Company sold $287.5 million aggregate principal amount (including the underwriter’s over-allotment option) of 4.25% convertible notes for face value. On November 14, 2005 the Company elected to call for redemption $150.0 million in principal amount of the convertible notes. At the conclusion of the first call for redemption, $0.3 million in principal amount of the convertible notes were redeemed for cash, and $149.7 million of the convertible notes called for redemption, plus an additional $0.9 million of the convertible notes, were converted by the holders into 4,495,083 shares of the Company’s common stock, $.01 par value per share. On December 16, 2005 the Company elected to call for redemption the remaining

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. LONG-TERM DEBT (Continued)
convertible notes. On January 17, 2006, at the conclusion of this second call for redemption, $0.1 million in principal amount of the convertible notes were redeemed for cash and notes with an aggregate principal amount of $136.5 million were converted into 4,074,510 shares of the Company’s common stock.
As of March 31, 2006, the Company’s availability for additional borrowings under its revolving credit facility was $425 million, of which $27 million was set aside for outstanding letters of credit. The Company also has the ability to add up to $200 million of borrowing capacity from receivable transactions (including securitizations) under its senior secured credit facility which has not yet been accessed. The Company also has the ability to amend the senior secured credit facility to provide for one or more tranches of term loans in an aggregate principal amount of $400 million, which the Company has not yet accessed. As of March 31, 2006, the Company’s weighted average interest rate under its credit facility was 6.7%.
On December 16, 2004, the Company issued $300 million 6.5% senior subordinated notes due 2012. On April 8, 2005, the Company exchanged these notes for notes having substantially the same terms as the outstanding notes, except the exchange notes are registered under federal securities law.
12. SUBSEQUENT EVENTS
Effective April 1, 2006, the Company completed its acquisition of two hospitals from the Baptist Health System, Birmingham, Alabama: Baptist Medical Center – DeKalb (134 licensed beds) and Baptist Medical Center – Cherokee (60 licensed beds). The total consideration for these two hospitals was approximately $66.0 million, of which $65.1 was paid in cash and $0.9 was assumed in liabilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read this discussion together with our unaudited condensed consolidated financial statements and accompanying notes included herein.
Unless the context otherwise requires, “Community Health Systems,” the “Company” “we,” “us” and “our” refer to Community Health Systems, Inc. and its consolidated subsidiaries.
Executive Overview
We are the largest non-urban provider of general hospital healthcare services in the United States in terms of number of facilities and net operating revenues. We generate revenue by providing a broad range of general hospital healthcare services to patients in the communities in which we are located. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For the quarter ended March 31, 2006, we generated $1.027 billion in net operating revenues, a growth of 13.0% over the first quarter of 2005, $57.3 million in income from continuing operations, a growth of 16.7% over the first quarter of 2005, and $54.0 million of net income, a growth of 50.2% over the first quarter of 2005. The growth in net income for the first quarter of 2006 reflected a $9.9 million reduction in losses from discontinued operations compared to the first quarter of 2005.
Admissions at hospitals owned throughout both periods decreased 2.4% during the three month period ended March 31, 2006, as compared to the same period in the prior year. Adjusted admissions for those same hospitals decreased 0.9% during the three month period ended March 31, 2006, compared to the same period in the prior year. This decrease in volume is largely the result of not experiencing the significant number of flu and respiratory related admissions during the three month period ended March 31, 2006, as we did during the three month period ended March 31, 2005. However, the average acuity level of procedures increased in the current quarter, driven by strong surgical volume, which provided higher net revenues per adjusted admission and translated into higher related margins than the same quarter in the prior year.
Consistent with the execution of our operating strategy and our efforts to maximize shareholder value, we acquired the assets through a long-term lease and purchase of one hospital during the quarter ended March 31, 2006, two hospitals subsequent to the end of the quarter and are positioned to acquire two additional hospitals where we have executed definitive agreements pending. From time to time we may consider hospitals for disposition if we determine their operating results or potential growth no longer meet our strategic objectives. This was the case for the hospital sold during the quarter ended March 31, 2006.
Sources of Consolidated Net Operating Revenue

	March 31,
	2006	2005
Medicare	32.1%	33.7%
Medicaid	9.3%	8.9%
Managed Care	23.9%	23.3%
Self-pay	11.7%	12.8%
Other third party payors	23.0%	21.3%

Total	100.0%	100.0%

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in the periods that these adjustments become known. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the three month periods ended March 31, 2006 and 2005.

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
The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended
	March 31,
	2006	2005
Consolidated (a)

Net operating revenues	100.0%	100.0%
Operating expenses (b)	(84.6)%	(84.2)%
Depreciation and amortization	(4.1)%	(4.4)%
Minority interest in earnings	(0.1)%	(0.1)%

Income from operations	11.2%	11.3%
Interest expense, net	(2.1)%	(2.5)%

Income from continuing operations before income taxes	9.1%	8.8%
Provision for income taxes	(3.5)%	(3.4)%

Income from continuing operations	5.6%	5.4%
Loss on discontinued operations	(0.3)%	(1.4)%

Net Income	5.3%	4.0%

Three Months Ended
March 31, 2006
Percentage increase from same period prior year (a):
Net operating revenues	13.0%
Admissions	4.6
Adjusted admissions (c)	6.4
Average length of stay	—
Net Income (e)	50.2

Same-store percentage increase (decrease) from same period prior year (a)(d):
Net operating revenues	6.8%
Admissions	(2.4)
Adjusted admissions (c)	(0.9)

(a)	Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have restated our prior period financial statements and statistical results to reflect the reclassification as discontinued operations of five hospitals which were sold and one hospital where the lease expired.

(b)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses.

(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Includes acquired hospitals to the extent we operated them during comparable periods in both years.

(e)	Includes loss from operations of discontinued hospitals, loss on sale of discontinued hospitals and loss on impairment of assets of the hospital held for sale.
Three months Ended March 31, 2006 Compared to Three months Ended March 31, 2005
Net operating revenues increased 13.0% to $1.027 billion for the three months ended March 31, 2006, from $908.3 million for the three months ended March 31, 2005. Of the $118.3 million increase in net operating revenues, the hospital acquired in the first quarter 2006 and the three hospitals acquired in the second and fourth quarters of 2005, which are not yet included in same-store revenues, contributed approximately $56.5 million, and hospitals we owned throughout both periods contributed approximately $61.8 million, an increase of 6.8%. Of the increase from hospitals owned throughout both periods, approximately 7.7% was attributable to rate increases, payor mix and the acuity level of services provided, driven by strong surgical volume, offset by approximately 0.9% decrease attributable to volume decreases. A less severe season of flu and respiratory related admissions in the current year period as compared to the prior year period is the primary cause of the decrease in volume.
Inpatient admissions increased by 4.6%. Adjusted admissions increased by 6.4%. On a same-store basis, inpatient admissions decreased by 2.4% and same-store adjusted admissions decreased by 0.9%. With respect to consolidated admissions, approximately 6.7% of admissions were from newly acquired hospitals. On a same-store basis, net inpatient revenues increased by 4.7% and net outpatient revenues increased by 8.8%. Consolidated average length of stay and same-store average length of stay were unchanged from the prior year period at 4.2 days.
Operating expenses, as a percentage of net operating revenues, increased to 84.6% for the three months ended March 31, 2006 compared to 84.2% for the three months ended March 31, 2005. Salaries and benefits, as a percentage of net operating revenues, was unchanged from the prior period at 39.7% for the three months ended March 31, 2006 and March 31, 2005, as the impact of recent acquisitions and the recognition of additional stock-based compensation offset efficiencies gained since the prior year period. Provision for bad debts, as a percentage of net operating revenues, increased 0.3% to 10.5% for the three months ended March 31, 2006 compared to 10.2% for the three months ended March 31, 2005. Supplies, as a percentage of net operating revenues, decreased 0.4% to 12.0% for the three months ended March 31, 2006 as compared to 12.4% for the three months ended March 31, 2005, primarily as a result of better pricing through our new group purchasing arrangement entered into in 2005. Rent and other operating expenses, as a percentage of net operating revenues, increased from 21.9% for the three months ended March 31, 2005, to 22.4% for the three months ended March 31, 2006 primarily as a result of an increase in utilities expense and recent acquisitions having higher other operating expenses as a percentage of net operating revenues. Income from continuing operations margin increased 0.2% to 5.6% for the three months ended March 31, 2006 as compared to 5.4% for the three months ended March 31, 2005. This improvement in margin is due to depreciation and amortization and interest expense representing a smaller percentage of net operating revenue in the three months ended March 31, 2006 as compared to the three months ended March 31, 2005, offsetting the slight increase in operating expenses as a percentage of net operating revenue. Net income margins increased from 4.0% for the three months ended March 31, 2005 to 5.3% for the three months ended March 31, 2006, due to the increase in margin of income from continuing operations and to the decrease in loss from discontinued operations during the three months ended March 31, 2006.
On a same-store basis, we achieved a decrease in salary and benefits expense of 0.4% of net operating revenues resulting from operating efficiency gains and a decrease in supplies expense of 0.5% of net operating revenues as a result of better pricing through our new group purchasing agreement entered into in 2005, offset by increases in bad debt expense of 0.5% of net operating revenues and an increase in other operating expenses of 0.1% of net operating revenues.
Depreciation and amortization increased by $2.7 million from $39.8 million for the three months ended March 31, 2005 to $42.5 million for the three months ended March 31, 2006. Depreciation and amortization relating to hospitals acquired in 2005 and 2006, which have not been included in same-store results accounted for $2.0 million of the increase, and capital expenditures account for the remaining $0.7 million.
Interest expense, net, decreased by $1.0 million from $22.8 million for the three months ended March 31, 2005, to $21.8 million for the three months ended March 31, 2006. A decrease in our average outstanding debt during the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 accounted for a $3.6 million of this decrease offset by an increase of $2.6 million resulting from an increase in interest rates during the three months ended March 31, 2006, as compared to the three months ended March 31, 2005.
The net results of the above mentioned changes resulted in income from continuing operations before income taxes increasing $13.2 million from $80.3 million for the three months ended March 31, 2005 to $93.5 million for the three months ended March 31, 2006.
Provision for income taxes increased from $31.2 million for the three months ended March 31, 2005, to $36.3 million for the three months ended March 31, 2006 due to the continued growth in net revenue and resulting increase in income from continuing operations, before income taxes.
Net income was $54.0 million for the three months ended March 31, 2006 compared to $36.0 million for the three months ended March 31, 2005, an increase of 50.2%. The increase in income from continuing operations accounted for $8.1 million of the increase in net income and a reduction in loss on discontinued operations of $9.9 million accounted for the remainder of the increase in net income.
Liquidity and Capital Resources
Net cash provided by operating activities was $90.8 million for the three months ended March 31, 2006 compared to $148.7 million for the three months ended March 31, 2005, a decrease of $57.9 million or 38.9%. This decrease in cash flow from operating activities is primarily the result of the following: a $6.0 million build-up in accounts receivable as a result of a recent acquisition, $24.8 million reduction in comparable cash flows, as a result of prior year’s cash flows benefiting from a four day reduction in days revenue outstanding and $23.3 million resulting from the timing of payments of accounts payable and other liabilities. In addition, cash paid for income taxes increased $16.0 million, $4.4 million of excess tax benefit from the exercise of stock options was classified as financing cash flows in 2006 in accordance with SFAS No. 123(R) and changes in all other operating assets and liabilities reduced cash flows by $1.4 million. These decreases in cash flows were offset by the increase in net income of $18.0 million. The use of cash in investing activities increased to $79.0 million from $11.3 million as a result of the prior year period having included proceeds of $51.8 million received from the sale of four hospitals.
Capital Expenditures
Cash expenditures related to purchases of facilities were $17.4 million for the three months ended March 31, 2006 and $24.9 for the three months ended March 31, 2005. The expenditures during the three months ended March 31, 2006, included $15.5 million for the acquisition of one hospital, contingent settlements of working capital items from three prior year acquisitions, the acquisition of two physician practices in one of our current markets and $1.9 million for information systems and other equipment to integrate recently acquired hospitals. The expenditures for the three months ended March 31, 2005, included $23.8 million for the acquisition of a hospital, a surgery center in one of our current markets, the acquisition of a physician practice in one of our current markets and $1.1 million for information systems and other equipment to integrate recently acquired hospitals.
Excluding the cost to construct replacement hospitals, our capital expenditures for the three months ended March 31, 2006, totaled $38.5 million, compared to $32.3 million for the three months ended March 31, 2005. Costs to construct replacement hospitals totaled $1.2 million during the three months ended March 31, 2006 and $0.9 million for the three months ended March 31, 2005. Total additions to property and equipment during the three months ended March 31, 2006 included $8.8 million related to the construction of the new corporate headquarters for which cash has not yet been expended.
Pursuant to hospital purchase agreements in effect as of March 31, 2006, we are required to build replacement facilities in Petersburg, Virginia, by August 2008, and in Shelbyville, Tennessee by June 2009. Also, as required by an amendment to a lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location. Estimated construction costs, including equipment, are approximately $230 million for these three replacement facilities. In addition, we have entered into an agreement with a developer to build a new corporate headquarters to be completed in 2006. In accordance with generally accepted accounting principles we account for this project as if we own the assets. Estimated construction costs of the new corporate headquarters are approximately $40 million of which approximately $20 million has been incurred through March 31, 2006. We expect total capital expenditures of approximately $250 to $260 million in 2006, including approximately $218 to $222 million for renovation and equipment purchases (which includes amounts which are required to be expended pursuant to the terms of the hospital purchase agreements) and approximately $32 to $38 million for construction and equipment cost of the replacement hospitals and corporate headquarters.
Capital Resources
Net working capital was $523.3 million at March 31, 2006, compared to $476.8 million at December 31, 2005. The $49.1 million increase was attributable primarily to an increase in accounts receivable and a decrease in accounts payable which reflect the timing of our collections and cash payments offset by increases in income taxes payable compensation related accruals and other accrued liabilities.
On August 19, 2004 and as subsequently amended on December 16, 2004 and July 8, 2005, we entered into a $1.625 billion senior secured credit facility with a consortium of lenders. This facility replaced our previous credit facility and consists of a $1.2 billion term loan with a final maturity in 2011 (as opposed to 2010 under our previous facility) and a $425 million revolving tranche that matures in 2009. We may elect from time to time an interest rate per annum for the borrowings under the term loan, and revolving credit facility equal to (a) an alternate base rate, which will be equal to the greatest of (i) the Prime Rate; (ii) the Federal Funds Effective Rate plus 50 basis points (the “ABR”), plus (1) 75 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 175 basis points for the term loan and (2) the Eurodollar Applicable Margin for revolving credit loans. The applicable margin varies depending on the ratio of our total indebtedness to annual consolidated EBITDA, ranging from 0.25% to 1.25% for alternate base rate loans and from 1.25% to 2.25% for Eurodollar loans. We also pay a commitment fee for the daily average unused commitments under the revolving tranche. The commitment fee is based on a pricing grid depending on the Applicable Margin for Eurodollar revolving credit loans and ranges from 0.250% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, we will pay fees for each letter of credit issued under the credit facility. The purpose of the facility was to refinance our previous credit agreement, repay other indebtedness, and fund general corporate purposes including to declare and pay cash dividends, to repurchase shares or make other distributions, subject to certain restrictions. As of March 31, 2006, our availability for additional borrowings under our revolving credit facility was $425 million, of which $27 million is set aside for outstanding letters of credit. We also have the ability to add up to $200 million of securitized debt and $400 million additional term loans under our agreement, which we have not yet accessed. As of March 31, 2006, our weighted-average interest rate under our credit facility was 6.7%.
The terms of the credit facility include various restrictive covenants. These covenants include restrictions on additional indebtedness, liens, investments, asset sales, capital expenditures, sale and leasebacks, contingent obligations, transactions with affiliates, dividends and stock repurchases and fundamental changes. We would be required to amend the existing credit agreement in order to pay dividends to our shareholders or repurchase our shares in excess of $200 million. The covenants also require maintenance of various ratios regarding consolidated total indebtedness, consolidated interest, and fixed charges.

We are currently a party to ten separate interest swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. Under one agreement, effective November 4, 2002, we pay interest at a fixed rate of 3.3% on $150 million notional amount of indebtedness. This agreement expires in November 2007. Under a second agreement, effective June 13, 2003, we pay interest at a fixed rate of 2.04% on $100 million notional amount of indebtedness. This agreement expires in June 2007. Under a third agreement, effective June 13, 2003, we pay interest at a fixed rate of 2.40% on $100 million notional amount of indebtedness. This agreement expires in June 2008. Under a fourth agreement, effective October 3, 2003, we pay interest at a fixed rate of 2.31% on $100 million notional amount of indebtedness. This agreement expires in October 2006. Under a fifth agreement, effective August 12, 2004, we pay interest at a fixed rate of 3.586% on $100 million notional amount of indebtedness. This agreement expires in August 2008. Under a sixth agreement, effective May 25, 2005, we pay interest at a fixed rate of 4.061% on $100 million notional amount of indebtedness. This agreement expires in May 2008. Under a seventh agreement, effective June 6, 2005, we pay interest at a fixed rate of 3.935% on $100 million notional amount of indebtedness. This agreement expires in June 2009. Under an eighth agreement, effective November 30, 2005, we pay interest at a fixed rate of 4.3375% on $100 million notional amount of indebtedness. This agreement expires in November 2009. Under a ninth agreement, effective January 23, 2006, we pay interest at a fixed rate of 4.709% on $100 million notional amount of indebtedness. This agreement expires in January 2011. Under a tenth agreement, effective October 3, 2006, we will pay interest at a fixed rate of 4.7185% on $100 million notional amount of indebtedness. This agreement expires in August 2011. On each of these swaps, we received a variable rate of interest based on the three-month London Inter-Bank Offer Rate (“LIBOR”), in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 175 basis points for revolver loans and term loans under the senior secured credit facility.
We believe that internally generated cash flows, availability of additional borrowings under our revolving credit facility of $425 million, the ability to add $400 million of term loans and $200 million of accounts receivable securitized debt under our senior secured credit facility, and continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash flows, borrowings under our credit agreement as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.
Off-balance sheet arrangements
Excluding the hospital for which the lease expired in January 2005 pursuant to its terms, our consolidated operating results for the three months ended March 31, 2006 and 2005, included $69.7 million and $71.2 million, respectively, of net operating revenue and $4.5 million and $8.4 million, respectively, of income from operations, generated from seven hospitals operated by us under operating lease arrangements. In accordance with generally accepted accounting principles, the respective assets and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet. Lease payments under these arrangements are included in rent expense when paid and totaled approximately $3.9 million for the three months ended March 31, 2006 and $3.8 million for the three months ended March 31, 2005. The current terms of these operating leases expire between June 2007 and December 2019, not including lease extensions that we have options to exercise. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.
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
Joint Ventures
We have from time to time sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. This was the case with our acquisition of Chestnut Hill Hospital in March 2005, pursuant to which we acquired an 85% interest with the remaining 15% interest owned by the University of Pennsylvania. In our other joint ventures, physicians are the minority interest holders. The amount of minority interest in equity is included in other long-term liabilities and the minority interest in income or loss is recorded separately in the condensed consolidated statements of income. We do not believe these minority ownerships are material to our financial position or results of operations. The balance of minority interests included in long-term liabilities was $20.2 million as of March 31, 2006, and $17.2 million as of December 31, 2005, and the amount of minority interest in earnings was $0.6 million for the three months ended March 31, 2006 and $0.9 million for the three months ended March 31, 2005.
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

Allowance for Doubtful Accounts
Substantially all of our accounts receivable are related to providing healthcare services to our hospitals’ patients. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and outstanding patient balances for which the primary insurance payor has paid and the remaining outstanding balance (generally deductibles and co-payments) is owed by the patient. At the point of service, for patients required to make a co-payment, we generally collect less than 10% of the related revenue. For all procedures scheduled in advance, our policy is to verify insurance coverage prior to the date of the procedure. Insurance coverage is not verified in advance of procedures for walk-in and emergency room patients. Our estimate for the allowance for doubtful accounts is generally calculated by reserving as uncollectible all governmental and non-governmental accounts over 150 days from discharge. Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable.
Generally we do not provide specific reserves by payor category but estimate bad debts as a consolidated provision for total accounts receivable. We believe our policy of reserving all accounts over 150 days from discharge, without regard to payor class, has resulted in reasonable estimates determined on a consistent basis. We believe that we collect substantially all of our third-party insured receivables which includes receivables from governmental agencies. Since our methodology is not applied by individual payor class, reserving all amounts over 150 days, which includes some accounts that are collectible, has provided us with a reasonable estimate of an allowance for doubtful accounts to cover all accounts receivable, including individual amounts in both the 150 day and under and over 150 day categories, that are uncollectible. To date, we believe there has not been a material difference between our bad debt allowances and the ultimate historical collection rates on accounts receivables including self-pay. We review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue, as well as review for significant changes in payor mix and recent acquisition or disposals.
Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects the ongoing collection efforts within the Company and is consistent with industry practices. At both March 31, 2006 and December 31, 2005, we had approximately $740 million being pursued by various outside collection agencies. We expect to collect less than 5%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. However, we take into consideration estimated collections of these amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.
Days revenue outstanding was 61 at March 31, 2006 and 61 at December 31, 2005, which is within our target range for days revenue outstanding of 60 – 65 days.
The following table is an aging of our gross (prior to allowances for contractual adjustments and doubtful accounts) accounts receivable (in thousands):

	Balance as of
	March 31, 2006		December 31, 2005
	0-150 days	Over 150 days	0-150 days	Over 150 days

Total gross accounts receivable	$1,693,382	$366,743	$1,526,620	$362,465

The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) summarized by aging categories is as follows:

	As of
	March 31,	December 31,
	2006	2005
0 to 60 days	65.7%	63.7%
61 to 150 days	16.5%	17.1%
151 to 360 days	6.2%	6.5%
Over 360 days	11.6%	12.7%

Total	100.0%	100.0%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	As of
	March 31,	December 31,
	2006	2005
Insured receivables	68%	65%
Self-pay receivables	32%	35%

Total	100%	100%

Although we do not specifically maintain information for individual categories of self-pay, included in the percentage of self-pay receivables shown in the table above, we estimate uninsured self-pay receivables are approximately 45% to 50%, patient deductibles and co-insurance after third-party insurance payments are approximately 45% to 50%, and those insured patients billed directly because their insurance has not paid are approximately 5% to 10%. Those accounts that are being billed directly to patients because their third-party insurance coverage has not paid are reclassified to self-pay receivables from insured receivables generally after 60 days from discharge in order to bill the patients directly and get them involved in assisting with the collection process from their third-party insurance company. None of these amounts represents a denial from commercial or other third-party payors. We estimate, on a historical basis, the uncollected portion of self-pay receivables related to co-insurance, co-payments and deductibles range from 35% to 45% and the uncollected portion of self-pay receivables related to uninsured patients range from 80% to 90%. Additionally, we estimate the uncollected portion of self-pay receivables related to insured patients billed directly is insignificant. In the aggregate, we expect the uncollectible portion of all self-pay receivables, before recoveries of accounts previously written-off, to be approximately 60% to 70% at March 31, 2006. The allowance for doubtful accounts as reported in the condensed consolidated financial statements at March 31, 2006 represents approximately 53% of self-pay receivables as described above, net of allowances for other discounts.
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
Professional Liability Insurance Claims
We accrue for estimated losses resulting from professional liability claims. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections and is discounted to its net present value using a weighted average risk-free discount rate of 4.1% and 3.2% in 2005 and 2004, respectively. To the extent that subsequent claims information varies from management’s estimates, the liability is adjusted currently. Our insurance is underwritten on a “claims-made” basis. Prior to June 1, 2002, substantially all of our professional and general liability risks were subject to a $0.5 million per occurrence deductible; for claims reported from June 1, 2002 through June 1, 2003, these deductibles were $2.0 million per occurrence. Additional coverage above these deductibles was purchased through captive insurance companies in which we had a 7.5% minority ownership interest in each and to which the premiums paid by us represented less than 8% of the total premium revenues of each captive insurance company. With the formation of our own wholly-owned captive insurance company in June 2003, we terminated our minority interest relationships in those entities. Substantially all claims reported on or after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially, all claims reported on or after June 1, 2005 are self-insured up to $5 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals is purchased through commercial insurance companies and generally covers us for liabilities in excess of the self insured amount and up to $100 million per occurrence for all claims reported on or after June 1, 2003.
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
Recent Accounting Pronouncements
In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”), which replaces SFAS No. 123 and supercedes APB 25. We adopted SFAS No. 123(R) which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values on January 1, 2006, using the modified prospective method for transition purposes. Total compensation expense related to stock-based awards included in the accompanying statements of income are $3.7 million for the three months ended March 31, 2006, recognized under SFAS No. 123R, and $0.5 million for the three months ended March 31, 2005, recognized under APB 25. At March 31, 2006, $50.9 million of total unrecognized stock-based compensation is expected to be recognized over a weighted-average period of 2.5 months. We anticipate recognizing a total of approximately $20 million in stock-based compensation for the year ended December 31, 2006, under SFAS No. 123(R) as compared to $5 million recognized for the year ended December 31, 2005 under APB 25. Additional compensation expense for awards made after the adoption of SFAS No. 123(R) will vary depending on many factors, including the number of awards granted, the market value of our stock on the date of grant and other variables used in determining the fair value of those options on the date of grant.
SFAS No. 123(R) also requires that the tax benefits of tax deductions in excess of recognized stock-based compensation expense be reported as financing cash flows rather than as operating cash flows. During the three months ended March 31, 2006, $4.4 million of excess tax benefits related to stock-based compensation were classified as a reduction to operating cash flows and an increase to financing cash flows. We cannot estimate what the future impact on our Statement of Cash Flows will be because it depends on, among other things, when employees exercise stock options.
On November 10, 2005, the FASB issued Interpretation No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FIN 45-3”). FIN 45-3 amends FIN 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to expand the scope to include guarantees granted to a business, such as a physician’s practice, or its owner(s), that the revenue of the business for a period will be at least a specified amount. Under FIN 45-3, the accounting requirements of FIN 45 are effective for any new revenue guarantees issued or modified on or after January 1, 2006 and the disclosure of all revenue guarantees, regardless of whether they were recognized under FIN 45, is required for all interim and annual periods beginning after January 1, 2006. The adoption of this interpretation did not have a material impact on our consolidated results of operations or consolidated financial position.
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
A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1.3 million for the three months ended March 31, 2006.
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
In May 1999, we were served with a complaint in U.S. exrel. Bledsoe v. Community Health Systems, Inc., subsequently moved to the Middle District of Tennessee, Case No. 2-00-0083. This qui tam action sought treble damages and penalties under the False Claims Act against us. The Department of Justice did not intervene in this action. The allegations in the amended complaint were extremely general, but involved Medicare billing at our White County Community Hospital in Sparta, Tennessee. By order entered on September 19, 2001, the U.S. District Court granted our motion for judgment on the pleadings and dismissed the case, with prejudice.
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
In May 2004, the relator in U.S. exrel. Bledsoe v. Community Health Systems, Inc. filed an amended complaint alleging fraud involving Medicare billing at White County Community Hospital. We then filed a renewed motion to dismiss the amended complaint. On January 6, 2005, the District Court dismissed with prejudice the bulk of the relator’s allegations. The only remaining allegations involve a handful of 1997-98 charges at White County. After further motion practice between the relator and the United States Government regarding the relator’s right to participate in a previous settlement with the Company, the District Court again dismissed all claims in the case on December 13, 2005. On January 9, 2006, the relator filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit.
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
On February 10, 2006, we received a letter from the Civil Division of the U.S. Department of Justice requesting documents in an investigation they are conducting involving the Company. The inquiry appears to be related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The inquiry focuses on our hospitals in 3 states — Arkansas, New Mexico, and South Carolina (7 hospitals). We have provided the Department of Justice with the requested documents and based on our review and the reviews of our external consultants and the applicable statutes and regulations, we do not believe there have been any improprieties or that we have received any inappropriate payments. This government inquiry is still at an early stage, however, and we are unable at this time to evaluate the existence or extent of any potential financial exposure.
Item 1A.Risk Factors
There have been no material changes with regard to the risk factors previously disclosed in our most recent annual report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 16, 2005, the Company announced an open market repurchase program for up to five million shares of the Company’s common stock not to exceed $200 million in purchases. This purchase program commenced January 14, 2006 and will conclude at the earlier of three years or when the maximum number of shares have been repurchased or the maximum dollar amount has been reached. Through March 31, 2006, the Company had repurchased 225,000 shares at a weighted-average price of $36.05 per share under the repurchase program. This repurchase plan follows a prior repurchase plan for up to five million shares which concluded on January 13, 2006. The Company repurchased 3,029,700 shares at a weighted-average price of $31.20 per share under the prior program.

The following table contains information about our purchases of our common stock during the first quarter of 2006.

					Total	Maximum
					Number	Number of
					of Shares	Shares
					Purchased as	that
					Part of	May Yet Be
			Total		Publicly	Purchased
			Number		Announced	Under the
			of Shares	Average Price	Plans or	Plans or
Period			Purchased	Paid Per Share	Programs	Programs
January 1, 2006	-	January 31, 2006	—	—	—	—
February 1, 2006	-	February 28, 2006	200,000	35.99	200,000	4,800,000
March 1, 2006	-	March 31, 2006	25,000	36.53	225,000	4,775,000
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

Date: April 27, 2006	COMMUNITY HEALTH SYSTEMS, INC. (Registrant)

	By:	/s/ Wayne T. Smith

Wayne T. Smith
Chairman of the Board,
President and Chief Executive Officer (principal executive officer)

	By:	/s/ W. Larry Cash

W. Larry Cash Executive Vice President, Chief Financial Officer and Director
(principal financial officer)

	By:	/s/ T. Mark Buford

T. Mark Buford Vice President and Corporate Controller
(principal accounting officer)

Index to Exhibits

No.	Description
	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.