Form 10-Q
period 2006-06-30
COMMUNITY HEALTH SYSTEMS INC
filed 2006-07-28
CIK 1108109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
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
Larger accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐
Indicated by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).    Yes ☐   No ☒
As of July 21, 2006, there were outstanding 94,539,837 shares of the Registrant’s Common Stock, $.01 par value.

Community Health Systems, Inc.
Form 10-Q
For the Six Months Ended June 30, 2006

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$24,157	$104,108
Patient accounts receivable, net of allowance for doubtful accounts of $350,776 and $346,024 at June 30, 2006, and December 31, 2005, respectively	727,688	656,029
Supplies	102,874	95,200
Deferred income taxes	4,128	4,128
Prepaid expenses and taxes	31,188	33,377
Other current assets	49,608	36,494

Total current assets	939,643	929,336

Property and equipment	2,335,763	2,128,639
Less accumulated depreciation and amortization	(578,545)	(517,648)

Property and equipment, net	1,757,218	1,610,991

Goodwill	1,316,939	1,259,816

Other assets, net	164,860	149,202

Total assets	$4,178,660	$3,949,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$20,621	$19,124
Accounts payable	197,010	189,940
Current income taxes payable	50,289	19,811
Accrued interest	6,877	8,591
Accrued liabilities	258,989	215,064

Total current liabilities	533,786	452,530

Long-term debt	1,656,983	1,648,500

Deferred income taxes	157,579	157,579

Other long-term liabilities	132,013	126,159

Stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 95,832,809 shares issued and 94,857,260 shares outstanding at June 30, 2006, and 94,539,837 shares issued and 93,564,288 shares outstanding at December 31, 2005	958	945
Additional paid-in capital	1,215,495	1,208,930
Treasury stock, at cost, 975,549 shares at June 30, 2006 and December 31, 2005	(6,678)	(6,678)
Unearned stock-based compensation	—	(13,204)
Accumulated other comprehensive income	22,724	15,191
Retained earnings	465,800	359,393

Total stockholders’ equity	1,698,299	1,564,577

Total liabilities and stockholders’ equity	$4,178,660	$3,949,345

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net operating revenues	$1,061,054	$918,718	$2,087,616	$1,826,981

Operating costs and expenses:
Salaries and benefits	420,147	365,097	827,815	725,330
Provision for bad debts	115,704	91,582	223,295	184,633
Supplies	125,700	110,429	248,520	223,085
Other operating expenses	219,113	189,446	426,156	367,510
Rent	23,646	22,012	46,628	42,489
Depreciation and amortization	47,183	40,483	89,689	80,280
Minority interest in earnings	455	1,117	1,068	2,004

Total operating costs and expenses	951,948	820,166	1,863,171	1,625,331

Income from operations	109,106	98,552	224,445	201,650
Interest expense, net	23,870	23,012	45,657	45,793

Income from continuing operations before income taxes	85,236	75,540	178,788	155,857
Provision for income taxes	32,867	29,390	69,165	60,628

Income from continuing operations	52,369	46,150	109,623	95,229

Discontinued operations, net of taxes:
Loss from operations of hospitals sold and held for sale	—	(1,151)	(657)	(6,624)
Loss on sale of hospitals	—	—	(2,559)	(7,618)
Impairment of long-lived assets of hospital held for sale	—	(4,471)	—	(4,471)

Loss on discontinued operations	—	(5,622)	(3,216)	(18,713)

Net income	$52,369	$40,528	$106,407	$76,516

Income from continuing operations per common share:
Basic	$0.55	$0.52	$1.14	$1.08

Diluted	$0.54	$0.49	$1.13	$1.01

Net income per common share:
Basic	$0.55	$0.45	$1.11	$0.86

Diluted	$0.54	$0.43	$1.09	$0.82

Weighted-average number of shares outstanding:
Basic	95,769,030	89,149,815	96,158,575	88,543,170

Diluted	96,870,315	99,328,929	97,536,815	98,713,101

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities
Net income	$106,407	$76,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,689	81,880
Minority interest in earnings	1,068	2,004
Stock-based compensation expense	8,946	1,984
Impairment of hospital held for sale	—	6,718
Loss on sale of hospitals	3,937	6,295
Excess tax benefits relating to stock-based compensation	(4,588)	—
Other non-cash expenses, net	(631)	(511)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(57,961)	(16,717)
Supplies, prepaid expenses and other current assets	(93)	(649)
Accounts payable, accrued liabilities and income taxes	69,988	90,867
Other	(9,716)	28,009

Net cash provided by operating activities	207,046	276,396

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(178,015)	(45,813)
Purchases of property and equipment	(94,194)	(76,735)
Disposition of hospitals	750	51,861
Proceeds from sale of equipment	74	2,155
Increase in other assets	(24,382)	(22,079)

Net cash used in investing activities	(295,767)	(90,611)

Cash flows from financing activities
Proceeds from exercise of stock options	8,699	35,900
Excess tax benefits relating to stock-based compensation	4,588	—
Stock buy-back	(137,666)	(11,214)
Deferred financing costs	(16)	(991)
Redemption of convertible notes	(128)	—
Proceeds from minority investors in joint ventures	3,060	1,383
Redemption of minority investments in joint ventures	(530)	(317)
Distributions to minority investors in joint ventures	(1,977)	(979)
Borrowings under credit agreement	176,000	—
Repayments of long-term indebtedness	(43,260)	(19,701)

Net cash provided by financing activities	8,770	4,081

Net change in cash and cash equivalents	(79,951)	189,866
Cash and cash equivalents at beginning of period	104,108	82,498

Cash and cash equivalents at end of period	$24,157	$272,364

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its Subsidiaries (the “Company”) as of June 30, 2006 and for the three and six month periods ended June 30, 2006 and June 30, 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2006, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005, contained in the Company’s Annual Report on Form 10-K. Certain prior-period balances in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period’s presentation of financial information. These reclassifications include discontinued operations as described in Note 5.
2. ACCOUNTING FOR STOCK-BASED COMPENSATION
Stock-based compensation awards are granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (the “2000 Plan”). The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code as well as stock options which do not so qualify, stock appreciation rights, restricted stock, performance units and performance shares, phantom stock awards and share awards. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, the options granted under the 2000 Plan are “nonqualified” stock options for tax purposes. Vesting of these granted options occurs in one third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10 year contractual term and options granted in 2005 and 2006 have an 8 year contractual term. The exercise price of options granted to employees under the 2000 Plan were equal to the fair value of the Company’s common stock on the option grant date. As of June 30, 2006, 6,611,528 shares of unissued common stock remain reserved for future grants under the 2000 Plan. The Company also has options outstanding under its Employee Stock Option Plan (the “1996 Plan”). These options are fully vested and exercisable and no additional grants of options will be made under the 1996 Plan.
Adoption of SFAS No. 123(R)
In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), “Share-Based Payment” (“SFAS No. 123(R)”) which replaced SFAS No. 123 and supercedes APB Opinion No. 25 (“APB 25”). The Company adopted the provisions of SFAS No. 123(R) on January 1, 2006 electing to use the modified prospective method for transition purposes. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards that subsequently vest or are modified at the beginning of the period of adoption, without restatement of prior periods. Prior to January 1, 2006, the Company accounted for stock-based compensation using the recognition and measurement principles of APB 25.
The following table reflects the impact of total compensation expense related to stock-based equity plans under SFAS No. 123(R) for periods beginning January 1, 2006 and under APB 25 for periods prior to January 1, 2006, on the reported operating results for the respective periods:

	Three months		Six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Effect on income from continuing operations before income taxes	$(5,279)	$(1,488)	$(8,946)	$(1,984)

Effect on net income	$(3,367)	$(1,048)	$(5,750)	$(1,397)

Effect on net income per share-diluted	$(0.04)	$(0.01)	$(0.06)	$(0.01)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. ACCOUNTING FOR STOCK-BASED COMPENSATION (Continued)
SFAS No. 123(R) also requires the benefits of tax deductions in excess of the recognized tax benefit on compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under APB 25 and related interpretations. This requirement reduced our net operating cash flows and increased our financing cash flows by $0.2 million for the three months ended June 30, 2006 and $4.6 million for the six months ended June 30, 2006. In addition, our deferred compensation cost at December 31, 2005, of $13.2 million, arising from the issuance of restricted stock in 2005 and recorded as a component of stockholders’ equity as required under APB 25, was reclassified into additional paid-in capital upon the adoption of SFAS No. 123(R).
At June 30, 2006, $46.4 million of unrecognized stock-based compensation expense from all outstanding unvested stock options and restricted stock is expected to be recognized over a weighted-average period of 25 months.
The fair value of stock-based awards was estimated using the Black Scholes option pricing model with the assumptions and weighted-average fair values during the three and six months ended June 30, 2006, as follows:

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2006	2006
Expected volatility	23.2%	24.1%
Expected dividends	0	0
Expected term	4 years	4 years
Risk-free interest rate	4.98%	4.67%
As part of adopting SFAS No. 123(R), the Company examined concentrations of holdings, its historical patterns of option exercises and forfeitures, as well as forward looking factors, in an effort to determine if there were any discernable employee populations. From this analysis, the Company identified two employee populations, one consisting primarily of certain senior executives and the other consisting of all other recipients.
The expected volatility rate was estimated based on historical volatility. As part of adopting SFAS No. 123(R), the Company also reviewed the market based implied volatility of actively traded options of its common stock and determined that historical volatility did not differ significantly from the implied volatility.
The expected life computation is based on historical exercise and cancellation patterns and forward looking factors, where present, for each population identified. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The pre-vesting forfeiture rate is based on historical rates and forward looking factors for each population identified. As required under SFAS No. 123(R), the Company will adjust the estimated forfeiture rate to its actual experience.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. ACCOUNTING FOR STOCK-BASED COMPENSATION (Continued)
Options outstanding and exercisable under the 1996 Plan and 2000 Plan as of June 30, 2006, and changes during the three and six months then ended were as follows (in thousands, except share and per share data):

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
		exercise	term	value as of
	Shares	price	(in years)	June 30, 2006
Outstanding at December 31, 2005	5,370,274	$22.63
Granted	949,000	38.30
Exercised	(472,253)	14.75
Forfeited and cancelled	(32,805)	30.18

Outstanding at March 31, 2006	5,814,216	25.70
Granted	77,000	36.48
Exercised	(47,695)	25.89
Forfeited and cancelled	(65,771)	37.60

Outstanding at June 30, 2006	5,777,750	$25.76	7.1 years	$64,232

Exercisable at June 30, 2006	3,817,724	$20.96	6.6 years	$60,281

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2006, was $10.39. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the reporting period and the exercise price, multiplied by the number of the in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2006. This amount changes based on the market value of the Company’s common stock.
The Company has also awarded restricted stock under the 2000 Plan to various employees and its directors. The restrictions on these shares generally lapse in one-third increments on each of the first three anniversaries of the award date. Certain of the Company’s senior executives’ restricted stock awards also contain a performance objective that must be met in addition to the vesting requirements. If the performance objective is not attained the awards will be forfeited in their entirety. Once the performance objective has been attained, restrictions will lapse in one-third increments on each of the first three anniversaries of the award date. Notwithstanding the above mentioned performance objectives and vesting requirements, the restrictions will lapse earlier in the event of death, disability, termination of employment by employer for reason other than for cause of the holder of the restricted stock or in the event of change in control of the Company. Restricted stock awards subject to performance standards are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. ACCOUNTING FOR STOCK-BASED COMPENSATION (Continued)
Restricted stock outstanding under the 2000 Plan as of June 30, 2006, and changes during the three and six months then ended are as follows:

		Weighted
		average
		fair
	Shares	value
Unvested at December 31, 2005	558,000	$32.37
Granted	582,000	38.30
Vested	(184,308)	32.37
Forfeited	—	—

Unvested at March 31, 2006	955,692	$36.02
Granted	—	—
Vested	—	—
Forfeited	(8,334)	35.93

Unvested at June 30, 2006	947,358	$36.02

As of June 30, 2006, there was $29.6 million of unrecognized stock-based compensation expense related to unvested restricted stock expected to be recognized over a weighted-average period of 27 months.
Under the Director’s Fee Deferral Plan, the Company’s outside directors may elect to receive share equivalent units in lieu of cash for their director’s fee. These units are held in the plan until the director electing to receive the share equivalent units retires or otherwise terminates his/her directorship with the Company. Share equivalent units are converted to shares of common stock of the Company at the time of distribution. The following table represents the amount of directors’ fees which were deferred and the equivalent units into which they converted for each of the respective periods:

	Three months		Six months
	ended June 30,		ended June 30,
	2006	2005	2006	2005
Directors’ fees earned and deferred into plan	$41,875	$44,750	$93,750	$94,500

Equivalent units	1,139.456	1,184.175	2,574.449	2,609.268

At June 30, 2006, there are a total of 7,517.001 units deferred in the plan with an aggregate fair value of $276,250, based on the closing market price of the Company’s common stock at June 30, 2006 of $36.75.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. ACCOUNTING FOR STOCK-BASED COMPENSATION (Continued)
Prior to Adoption of SFAS No. 123(R)
The pro forma table below reflects net income and earnings per share for the three and six months ended June 30, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2005	2005
Net income, as reported	$40,528	$76,516
Add: Stock-Based compensation expense recognized under APB 25, net of tax	1,048	1,397
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(3,253)	(5,437)

Pro-forma net income	$38,323	$72,476

Net income per share:
Basic — as reported	$0.45	$0.86

Basic — Pro-forma	$0.43	$0.82

Diluted — as reported	$0.43	$0.82

Diluted — pro-forma	$0.41	$0.78

     For the purposes of the above table the fair value of each option grant was estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants during the three and six month periods ended June 30, 2005:

	Three months	Six months
	ended	ended
	June 30,	June 30,
	2005	2005
Expected volatility	33.3%	36.5%
Expected dividends	0	0
Expected term	4 years	4 years
Risk-free interest rate	3.75%	3.86%
3. COST OF REVENUE
The majority of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs, which were $23.3 million and $17.9 million for the three month periods ended June 30, 2006 and 2005, respectively and $44.3 million and $32.8 million for the six month periods ended June 30, 2006 and 2005, respectively. These corporate office costs include stock-based compensation expense recognized under SFAS No. 123(R).

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
During 2005, the Company acquired through four separate purchase transactions and one capital lease transaction, substantially all of the assets and working capital of five hospitals. On March 1, 2005, the Company acquired an 85% controlling interest in Chestnut Hill Hospital, a 222 bed hospital located in Philadelphia, Pennsylvania. On June 30, 2005, the Company acquired, through a capital lease, Bedford County Medical Center, a 104 bed hospital located in Shelbyville, Tennessee. On September 30, 2005, the Company acquired the assets of Newport Hospital and Clinic located in Newport, Arkansas. This facility, which was previously operated as an 83 bed acute care general hospital, was closed by its former owner simultaneous with this transaction. The operations of this hospital were consolidated with Harris Hospital, also located in Newport, which is owned and operated by a wholly owned subsidiary of the Company. On October 1, 2005, the Company acquired Sunbury Community Hospital, a 123 bed hospital located in Sunbury, Pennsylvania, and Bradley Memorial Hospital, a 251 bed hospital located in Cleveland, Tennessee. The aggregate consideration for the five hospitals totaled approximately $180 million, of which $138 million was paid in cash and $42 million was assumed in liabilities. Goodwill recognized in these transactions totaled $47 million, which is expected to be fully deductible for tax purposes.
Effective March 1, 2006, the Company completed the acquisition of Forrest City Hospital, a 118 bed hospital and related assets located in Forrest City, Arkansas, through a combination of purchasing certain of the assets and entering into a capital lease for other related assets. The aggregate consideration for this transaction totaled approximately $10.5 million, of which $10.2 million was paid in cash and $0.3 million was assumed in liabilities.
Effective March 18, 2006, the Company sold Highland Medical Center, a 123 bed facility located in Lubbock, Texas, to Shiloh Health Services, Inc. of Louisville, Kentucky. The proceeds from this sale were $0.5 million. This hospital had previously been classified as held for sale by the Company.
Effective April 1, 2006, the Company completed the acquisition of two hospitals from the Baptist Health System, Birmingham, Alabama: Baptist Medical Center — DeKalb (134 beds) and Baptist Medical Center — Cherokee (60 beds). The total consideration for these two hospitals was approximately $66.4 million of which $65.1 million was paid in cash and $1.3 million was assumed in liabilities.
Effective May 1, 2006, the Company completed its acquisition of Via Christi Oklahoma Regional Medical Center, a 148 bed hospital located in Ponca City, Oklahoma. The aggregate consideration for this hospital totaled approximately $64.3 million, of which $62.2 million was paid in cash and $2.1 million was assumed in liabilities.
Effective June 1, 2006, the Company completed its acquisition of Mineral Area Regional Medical Center, a 135 bed hospital located in Farmington, Missouri. The aggregate consideration for this hospital totaled approximately $22.8 million, of which $19.3 million was paid in cash and $3.5 million was assumed in liabilities.
Effective June 30, 2006, the Company completed the acquisition of Cottage Home Options, a home health agency and related businesses, located in Galesburg, Illinois, in which the Company previously held a 40% ownership interest. The aggregate consideration for this agency totaled approximately $7.5 million, of which $6.5 million was paid in cash, including the Company’s initial investment, and $1.0 million was assumed in liabilities.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. ACQUISITIONS AND DIVESTITURES (Continued)
In connection with the above sale transactions and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” for the periods during which the Company had results from the operations of Scott County Hospital, The King’s Daughters Hospital, Troy Regional Medical Center, Lakeview Community Hospital, Northeast Medical Center and Highland Medical Center, the Company classified such results of operations as discontinued operations in the accompanying condensed consolidated statements of income.
Net operating revenues and loss from discontinued operations reported for the six hospitals in discontinued operations for the three and six month periods ended June 30, 2006 and 2005 (as applicable) are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net operating revenues	$—	$5,701	$4,294	$39,512

Loss from operations before income taxes	$—	$(1,770)	$(1,008)	$(10,169)
Loss on sale of hospitals	—	—	(3,938)	(6,295)
Impairment on assets held for sale	—	(6,718)	—	(6,718)

Loss from discontinued operations, before taxes	—	(8,488)	(4,946)	(23,182)
Income tax benefit	—	2,866	1,730	4,469

Loss from discontinued operations, net of tax	$—	$(5,622)	$(3,216)	$(18,713)

The computation of loss from discontinued operations, before taxes, for the six months ended June 30, 2006 includes the net write-off of $4.4 million of tangible assets at the one hospital sold during the six months ended June 30, 2006.
The computation of the loss from discontinued operations, before taxes, for the six months ended June 30, 2005 includes the net write-off of $51.5 million of tangible assets and $17.1 million of goodwill at the four hospitals sold during the three months ended March 31, 2005 and one hospital designated as held for sale in the second quarter 2005.
Assets and liabilities of the hospitals classified as discontinued operations included in the accompanying condensed consolidated balance sheets as of June 30, 2006 and December 31, 2005 are as follows:

	June 30,	December 31,
	2006	2005
	(in thousands)
Current assets	$1,018	$4,133
Property and equipment	—	—
Other assets	—	3,000
Current liabilities	(2,918)	(6,601)

Net assets	$(1,900)	$532

6. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, “FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109”, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48.
On November 10, 2005, the FASB issued Interpretation No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners” (“FIN 45-3”). FIN 45-3 amends FIN 45, “Guarantor’s Accounting and Disclosure

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
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
7. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended June 30, 2006, are as follows (in thousands):

Balance as of December 31, 2005	$1,259,816
Goodwill acquired as part of acquisitions during 2006	52,517
Consideration adjustments and finalization of purchase price allocations for acquisitions completed prior to 2006	4,606

Balance as of June 30, 2006	$1,316,939

The Company completed its most recent annual goodwill impairment test as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” during 2005, using a measurement date of September 30, 2005. Based on the results of the impairment test, the Company was not required to recognize an impairment of goodwill in 2005.
The gross carrying amount of the Company’s other intangible assets was $12.8 million at June 30, 2006 and $11.9 million at December 31, 2005, and the net carrying amount was $7.6 million at June 30, 2006 and $7.6 million at December 31, 2005. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets.
The weighted-average amortization period for the intangible assets subject to amortization is approximately seven years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets during the three months ended June 30, 2006 and June 30, 2005 was $0.4 million and $0.3 million, respectively. Amortization expense on these intangible assets during the six months ended June 30, 2006 and June 30, 2005 was $0.9 million and $0.6 million, respectively. Amortization expense on intangible assets is estimated to be $0.8 million for the remainder of 2006, $1.5 million in 2007, $0.9 million in 2008, $0.8 million in 2009, $0.8 million in 2010, and $0.5 million in 2011.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. EARNINGS PER SHARE
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted income from continuing operations per share (in thousands, except share data):

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Numerator:
Numerator for basic earnings per share -
Income from continuing operations available to common stockholders — basic	$52,369	$46,150	$109,623	$95,229

Numerator for diluted earnings per share -
Income from continuing operations	$52,369	$46,150	$109,623	$95,229
Interest, net of tax, on 4.25% convertible notes	—	2,189	135	4,378

Income from continuing operations available to common stockholders — diluted	$52,369	$48,339	$109,758	$99,607

Denominator:
Weighted-average number of shares outstanding —basic	95,769,030	89,149,815	96,158,575	88,543,170
Effect of dilutive securities:
Non-employee director options	11,850	11,799	11,882	11,487
Restricted stock awards	108,432	92,139	76,849	50,245
Employee options	981,003	1,493,100	996,865	1,526,123
4.25% Convertible notes	—	8,582,076	292,644	8,582,076

Weighted-average number of shares outstanding — diluted	96,870,315	99,328,929	97,536,815	98,713,101

Dilutive securities outstanding not included in the computation of earning per share because their effect is antidilutive:
Employee options	1,028,400	—	1,045,400	—
Since the net income per share including the impact of the conversion of the convertible notes (none of which remains outstanding as of June 30, 2006) was less than the basic net income per share for each of the six months ended June 30, 2006 and June 30, 2005, the convertible notes were dilutive and accordingly were included in the fully diluted calculation.
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
On December 16, 2005, the Company announced an open market repurchase program for up to five million shares of the Company’s common stock not to exceed $200 million in purchases. This repurchase program commenced January 14, 2006 and will conclude at the earlier of three years or when the maximum number of shares have been repurchased or the maximum dollar amount has been reached. Through June 30, 2006, the Company has repurchased pursuant to this repurchase plan 3,824,800 shares at a weighted-average price of $35.95 per share. The maximum number of shares that may still be purchased under the repurchase program is 1,175,200. The remaining maximum dollar amount of shares that is permitted to be purchased under the Company’s existing indebtedness is $41.0 million. This repurchase plan follows a previous repurchase plan for up to five million shares which concluded on January 13, 2006. Under this previous program, the Company repurchased 3,029,700 shares at a weighted-average price of $31.20 per share.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. COMPREHENSIVE INCOME
     The following table presents the components of comprehensive income, net of related taxes. The net change in fair value of interest rate swap agreements is a function of the spread between the fixed interest rate of each swap and the underlying variable interest rate under the Company’s credit facility (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
Net income	$52,369	$40,528	$106,407	$76,516
Net change in fair value of interest rate swaps	2,370	(3,925)	7,504	1,602
Unrealized (losses) gains on investments	(138)	—	28	—

Comprehensive income	$54,601	$36,603	$113,939	$78,118

The net change in fair value of the interest rate swap and unrealized (losses) gains on investments are included in stockholders’ equity on the accompanying condensed consolidated balance sheets.
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
As of June 30, 2006, the Company’s availability for additional borrowings under its revolving credit facility was $283 million, of which $21 million was set aside for outstanding letters of credit. The Company also has the ability to add up to $200 million of borrowing capacity from receivable transactions (including securitizations) under its senior secured credit facility which has not yet been accessed. The Company also has the ability to amend the senior secured credit facility to provide for one or more tranches of term loans in an aggregate principal amount of $400 million, which the Company has not yet accessed. As of June 30, 2006, the Company’s weighted-average interest rate under its credit facility was 7.3%.
On October 15, 2001, the Company sold $287.5 million aggregate principal amount (including the underwriter’s over-allotment option) of 4.25% convertible notes for face value. On November 14, 2005 the Company elected to call for redemption $150.0 million in principal amount of the convertible notes. At the conclusion of the first call for redemption, $0.3 million in principal amount of the convertible notes were redeemed for cash, and $149.7 million of the convertible notes called for redemption, plus an additional $0.9 million of the convertible notes, were converted by the holders into 4,495,083 shares of the Company’s common stock. On December 16, 2005 the Company elected to call for redemption the remaining convertible notes. On January 17, 2006, at the conclusion of this second call for redemption, $0.1 million in principal amount of the convertible notes were redeemed for cash and notes with an aggregate principal amount of $136.5 million were converted into 4,074,510 shares of the Company’s common stock.
On December 16, 2004, the Company issued $300 million 6.5% senior subordinated notes due 2012. On April 8, 2005, the Company exchanged these notes for notes having substantially the same terms as the outstanding notes, except the exchange notes are registered under federal securities law.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
12. SUBSEQUENT EVENTS
On July 1, 2006, the Company completed the acquisition of the healthcare assets of Vista Health, a non-profit corporation, which included Victory Memorial Hospital (336 beds) and St. Therese Medical Center (currently utilizing 71 non-acute care beds), both located in Waukegan, Illinois. The total consideration for this transaction, including working capital, was approximately $131.6 million, of which $123.6 million was paid in cash and $8.0 million was assumed in liabilities. For purposes of calculating the number of hospitals the Company currently owns, leases or operates, this transaction will be counted as adding one hospital, as the Company does not count as a separate hospital facilities which do not utilize acute care beds.

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
           Executive Overview
We are the largest non-urban provider of general hospital healthcare services in the United States in terms of number of facilities and net operating revenues. We generate revenue by providing a broad range of general hospital healthcare services to patients in the communities in which we are located. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For the three months ended June 30, 2006, we generated $1.061 billion in net operating revenues, a growth of 15.5% over the three months ended June 30, 2005, $52.4 million in income from continuing operations, a growth of 13.5% over the three months ended June 30, 2005, and $52.4 million in net income, a growth of 29.2% over the three months ended June 30, 2005. The growth in net income for the three months ended June 30, 2006, reflected a $5.6 million reduction in losses from discontinued operations and impairment of assets held for sale compared to the three months ended June 30, 2005. For the six months ended June 30, 2006, we generated $2.088 billion in net operating revenues, a growth of 14.3% over the six months ended June 30, 2005, $109.6 million in income from continuing operations, a growth of 15.1% over the six months ended June 30, 2005 and $106.4 million in net income, a growth of 39.1% over the six months ended June 30, 2005.
Admissions at hospitals owned throughout both periods increased 1.1% during the three months ended June 30, 2006 and decreased 0.7% for the six months ended June 30, 2006, as compared to the same periods in the prior year. Surgical volume at hospitals owned throughout both periods increased 2.0% during the three months ended June 30, 2006 and 3.7% during the six months ended June 30, 2006, as compared to the same periods in the prior year. Adjusted admissions for those same hospitals increased 0.5% during the three periods ended June 30, 2006 and decreased 0.2% for the six months ended June 30, 2006, as compared to the same periods in the prior year. Driven by our surgical volume, the average acuity level of procedures increased in the current quarter, resulting in higher net revenues per adjusted admissions as compared to the periods in the prior year.
Consistent with the execution of our operating strategy and our efforts to maximize shareholder value, we have acquired the assets of five hospitals through June 30, 2006, four of which were acquired during the three months ended June 30, 2006. In addition, during the quarter ended June 30, 2006, we acquired one home health agency and subsequent to the end of the quarter we completed the acquisition of one hospital. Although the number of acquisitions completed exceeds our normal goal of acquiring two to four hospitals per year, we believe taking advantage of the opportunity to acquire these hospitals improves our ability to grow, to provide value to our shareholders, and to improve the quality of care to patients in these markets. From time to time we may consider hospitals for disposition if we determine their operating results or potential growth no longer meet our strategic objectives. This was the case for the hospital sold during the quarter ended March 31, 2006.
           Sources of Consolidated Net Operating Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Medicare	30.8%	31.6%	31.4%	32.6%
Medicaid	10.2%	11.8%	9.8%	10.4%
Managed Care	24.8%	24.8%	24.3%	24.1%
Self-pay	12.7%	10.6%	12.2%	11.7%
Other third party payors	21.5%	21.2%	22.3%	21.2%

Total	100.0%	100.0%	100.0%	100.0%

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in the periods that these adjustments become known. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the three month periods ended June 30, 2006 and 2005. The payment rates under the Medicare program for inpatients are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. While these rates are indexed for inflation annually, the increases have historically been less than actual inflation. Reductions in the rate of increase in Medicare reimbursement may have an adverse impact on our net operating revenue growth. While the Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a broad range of provider payment benefits, federal government spending in excess of federal budgetary provisions contained in passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 could result in future deficit spending for the Medicare system, which could cause future payments under the Medicare system to grow at a slower rate or decline. In addition, specified managed care programs, insurance companies, and employers are actively negotiating the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our net operating revenue growth.
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
The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Consolidated (a)
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (b)	(85.2)	(84.7)	(84.9)	(84.5)
Depreciation and amortization	(4.5)	(4.5)	(4.3)	(4.4)
Minority interest in earnings	(0.1)	(0.1)	—	(0.1)

Income from operations	10.2	10.7	10.8	11.0
Interest expense, net	(2.2)	(2.5)	(2.2)	(2.5)

Income from continuing operations before income taxes	8.0	8.2	8.6	8.5
Provision for income taxes	(3.1)	(3.2)	(3.3)	(3.3)

Income from continuing operations	4.9	5.0	5.3	5.2
Loss on discontinued operations	—	(0.6)	(0.2)	(1.0)

Net Income	4.9%	4.4%	5.1%	4.2%

	Three Months Ended	Six Months Ended
	June 30, 2006	June 30, 2006
Percentage increase from same period prior year (a):
Net operating revenues	15.5%	14.3%
Admissions	10.5	7.4
Adjusted admissions (c)	10.9	8.6
Average length of stay	—	—
Net Income (d)	29.2	39.1
Same-store percentage increase (decrease) from same period prior year (a)(e):
Net operating revenues	7.7%	7.3%
Admissions	1.1	(0.7)
Adjusted admissions (c)	0.5	(0.2)

(a)	Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have restated our prior period financial statements and statistical results to reflect the reclassification as discontinued operations of five hospitals which were sold and one hospital where the lease expired.

(b)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses.

(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Includes loss from operations of discontinued hospitals, loss on sale of discontinued hospitals and loss on impairment of assets of the hospital held for sale.

(e)	Includes acquired hospitals to the extent we operated them during comparable periods in both years.
           Three months Ended June 30, 2006 Compared to Three months Ended June 30, 2005
Net operating revenues increased 15.5% to $1.061 billion for the three months ended June 30, 2006, from $918.7 million for the three months ended June 30, 2005. Of the $142.3 million increase in net operating revenues, the five hospitals acquired in 2006 and the three hospitals acquired in the second and fourth quarters of 2005, which are not yet included in same-store revenues, contributed approximately $71.6 million, and hospitals we owned throughout both periods contributed approximately $70.7 million, an increase of 7.7%. Of the increase from hospitals owned throughout both periods, approximately 7.2% was attributable to rate increases, payor mix and the acuity level of services provided, driven by surgical volume, and approximately 0.5% was attributable to volume increases.
Inpatient admissions increased by 10.5%. Adjusted admissions increased by 10.9%. On a same-store basis, inpatient admissions increased by 1.1% and same-store adjusted admissions increased by 0.5%. With respect to consolidated admissions, approximately 8.5% of admissions were from newly acquired hospitals. On a same-store basis, net inpatient revenues increased by 6.7% and net outpatient revenues increased by 8.5%. Consolidated average length of stay and same-store average length of stay were unchanged from the prior year period at 4.1 days.
Operating expenses, as a percentage of net operating revenues, increased to 85.2% for the three months ended June 30, 2006 compared to 84.7% for the three months ended June 30, 2005. Salaries and benefits, as a percentage of net operating revenues, decreased 0.1% to 39.6% for the three months ended June 30, 2006, compared to 39.7% for the three months ended June 30, 2005, as the impact of recent acquisitions and the recognition of additional stock-based compensation offset efficiencies gained since the prior year period. Provision for bad debts, as a percentage of net operating revenues, increased 0.9% to 10.9% for the three months ended June 30, 2006 compared to 10.0% for the three months ended June 30, 2005, primarily as a result of the increase in self-pay revenues. Supplies, as a percentage of net operating revenues, decreased 0.2% to 11.8% for the three months ended June 30, 2006, as compared to 12.0% for the three months ended June 30, 2005, primarily as a result of better pricing through our new group purchasing arrangement entered into in 2005. Rent and other operating expenses, as a percentage of net operating revenues, decreased from 23.0% for the three months ended June 30, 2005, to 22.9% for the three months ended June 30, 2006. Income from continuing operations margin decreased 0.1% to 4.9% for the three months ended June 30, 2006, as compared to 5.0% for the three months ended June 30, 2005, primarily as a result of the impact of recently acquired hospitals. Net income margins increased from 4.4% for the three months ended June 30, 2005 to 4.9% for the three months ended June 30, 2006, due to the decrease in loss from discontinued operations during the three months ended June 30, 2006.

On a same-store basis, we achieved a decrease in salary and benefits expense of 0.4% of net operating revenues resulting from operating efficiency gains and a decrease in supplies expense of 0.3% of net operating revenues as a result of better pricing through our new group purchasing agreement entered into in 2005 offset by increases in bad debt expense.
Depreciation and amortization increased by $6.7 million from $40.5 million for the three months ended June 30, 2005 to $47.2 million for the three months ended June 30, 2006. Depreciation and amortization relating to hospitals acquired in 2005 and 2006, which have not been included in same-store results accounted for $3.6 million of the increase, and capital expenditures account for the remaining $3.1 million.
Interest expense, net, increased by $0.9 million from $23.0 million for the three months ended June 30, 2005, to $23.9 million for the three months ended June 30, 2006. An increase in interest rates during the three months ended June 30, 2006, as compared to the three months ended June 30, 2005 accounted for $4.2 million of this increase offset by a decrease of $3.3 million resulting from a decrease in our average outstanding debt during the three months ended June 30, 2006, as compared to the three months ended June 30, 2005. The decrease in average outstanding debt is the result of our redemption of convertible notes in December 2005 and January 2006, offset by additional borrowings during the quarter ended June 30, 2006.
The net results of the above mentioned changes resulted in income from continuing operations before income taxes increasing $9.7 million from $75.5 million for the three months ended June 30, 2005 to $85.2 million for the three months ended June 30, 2006.
Provision for income taxes increased from $29.4 million for the three months ended June 30, 2005, to $32.9 million for the three months ended June 30, 2006 due to the continued growth in net revenue and resulting increase in income from continuing operations, before income taxes.
Net income was $52.4 million for the three months ended June 30, 2006 compared to $40.5 million for the three months ended June 30, 2005, an increase of 29.2%. The increase in income from continuing operations accounted for $6.3 million of the increase in net income and a reduction in loss on discontinued operations of $5.6 million accounted for the remainder of the increase in net income.
           Six months Ended June 30, 2006 Compared to Six months Ended June 30, 2005
Net operating revenues increased 14.3% to $2.088 billion for the six months ended June 30, 2006, from $1.827 billion for the six months ended June 30, 2005. Of the $261 million increase in net operating revenues, the five hospitals acquired in 2006, and the three hospitals acquired in 2005, which are not yet included in same-store revenues, contributed approximately $128.4 million, and hospitals we owned throughout both periods contributed approximately $132.6 million, an increase of 7.3%. Of the increase from hospitals owned throughout both periods, approximately 7.5% was attributable to rate increases, payor mix and the acuity level of services provided, driven by surgical volume, offset by a decrease of approximately 0.2% attributable to volume. The primary cause of the decrease in volume is a less severe flu season in the first quarter of 2006 and lower respiratory related admissions in both the first and second quarter of 2006, as compared to the prior year period offsetting other volume improvements during the current period.
Inpatient admissions increased by 7.4%. Adjusted admissions increased by 8.6%. On a same-store basis, inpatient admissions decreased by 0.7% and same-store adjusted admissions decreased by 0.2%. With respect to consolidated admissions, approximately 7.6% of admissions were from newly acquired hospitals. On a same-store basis, net inpatient revenues increased by 5.7% and net outpatient revenues increased by 8.6%. Consolidated average length of stay and same-store average length of stay were unchanged from the prior year period at 4.2 days.
Operating expenses, as a percentage of net operating revenues, increased to 84.9% for the six months ended June 30, 2006 compared to 84.5% for the six months ended June 30, 2005. Salaries and benefits, as a percentage of net operating revenues, was unchanged from the prior period at 39.7% for the six months ended June 30, 2006 and June 30, 2005, as the impact of recent acquisitions and the recognition of additional stock-based compensation offset efficiencies gained since the prior year period. Provision for bad debts, as a percentage of net operating revenues, increased 0.6% to 10.7% for the six months ended June 30, 2006 compared to 10.1% for the six months ended June 30, 2005, primarily as a result of the increase in self-pay revenues. Supplies, as a percentage of net operating revenues, decreased 0.3% to 11.9% for the six months ended June 30, 2006 as compared to 12.2% for the six months ended June 30, 2005, primarily as a result of better pricing through our new group purchasing arrangement entered into in 2005. Rent and other operating expenses, as a percentage of net operating revenues, increased from 22.5% for the six months ended June 30, 2005, to 22.6% for the six months ended June 30, 2006 primarily as a result of recent acquisitions having higher other operating expenses as a percentage of net operating revenues. Income from continuing operations margin increased 0.1% to 5.3% for the six months ended June 30, 2006 as compared to 5.2% for the six months ended June 30, 2005. This improvement in margin is due to depreciation and amortization and interest expense representing a smaller percentage of net operating revenue in the six months ended June 30, 2006 as compared to the six months ended June 30, 2005, offsetting the slight increase in operating expenses as a percentage of net operating revenue caused by the impact of recent acquisitions. Net income margins increased from 4.2% for the six months ended June 30, 2005 to 5.1% for the six months ended June 30, 2006, due to the increase in margin of income from continuing operations and to the decrease in loss from discontinued operations during the six months ended June 30, 2006.
On a same-store basis, we achieved a decrease in salary and benefits expense of 0.4% of net operating revenues resulting from operating efficiency gains and a decrease in supplies expense of 0.4% of net operating revenues as a result of better pricing through our new group purchasing agreement entered into in 2005, offset by increases in bad debt expense.
Depreciation and amortization increased by $9.4 million from $80.3 million for the six months ended June 30, 2005 to $89.7 million for the six months ended June 30, 2006. Depreciation and amortization relating to hospitals acquired in 2005 and 2006, which have not been included in same-store results accounted for $5.7 million of the increase, and capital expenditures account for the remaining $3.7 million.
Interest expense, net, decreased by $0.1 million from $45.8 million for the six months ended June 30, 2005, to $45.7 million for the six months ended June 30, 2006. A decrease in our average outstanding debt during the six months ended June 30, 2006 as compared to the six months ended June 30, 2005 accounted for a $6.7 million of this decrease offset by an increase of $6.6 million resulting from an increase in interest rates during the six months ended June 30, 2006, as compared to the six months ended June 30, 2005.
The net results of the above mentioned changes resulted in income from continuing operations before income taxes increasing $22.9 million from $155.9 million for the six months ended June 30, 2005 to $178.8 million for the six months ended June 30, 2006.
Provision for income taxes increased from $60.6 million for the six months ended June 30, 2005, to $69.2 million for the six months ended June 30, 2006 due to the continued growth in net revenue and resulting increase in income from continuing operations, before income taxes.
Net income was $106.4 million for the six months ended June 30, 2006 compared to $76.5 million for the six months ended June 30, 2005, an increase of 39.1%. The increase in income from continuing operations accounted for $14.4 million of the increase in net income and a reduction in loss on discontinued operations of $15.5 million accounted for the remainder of the increase in net income.
           Liquidity and Capital Resources
Net cash provided by operating activities was $207.0 million for the six months ended June 30, 2006 compared to $276.4 million for the six months ended June 30, 2005, a decrease of $69.4 million or 25.1%. This decrease in cash flow from operating activities is primarily the result of the following: a $21.2 million build-up in accounts receivable as a result of recent acquisitions, $20.0 million reduction in comparable cash flows, as a result of prior year’s cash flows benefiting from a three day reduction in days revenue outstanding whereas we experienced a one day increase in days revenue outstanding in 2006, $29.9 million resulting from the timing of when payroll periods ended, $11.8 million resulting from the timing of settlement payments with third party payors and $2.1 million from the net changes in all other assets and liabilities. In addition, cash paid for income taxes increased $22.1 million during the six months ended June 30, 2006, as compared to the six months ended June 30, 2005. These decreases in cash flows were offset by the increase in net income of $29.9 million and an increase in depreciation expense, a non-cash expense, of $7.8 million. The use of cash in investing activities increased to $295.8 million from $90.6 million as a result of increased acquisition activity and the prior year period having included proceeds of $51.8 million received from the sale of four hospitals.

           Capital Expenditures
Cash expenditures related to purchases of facilities were $178.0 million for the six months ended June 30, 2006 and $45.8 million for the six months ended June 30, 2005. The expenditures during the six months ended June 30, 2006, included $169.1 million for the acquisition of five hospitals, contingent settlements of working capital items from three prior year acquisitions and the acquisition of the remaining 60% interest we did not previously own of a home health agency in one of our current markets as well as $8.9 million for information systems and other equipment to integrate recently acquired hospitals. The expenditures for the six months ended June 30, 2005, included $41.9 million for the acquisition of two hospitals, a surgery center in one of our current markets and the acquisition of a physician practice in one of our current markets as well as $3.9 million for information systems and other equipment to integrate recently acquired hospitals.
Excluding the cost to construct replacement hospitals, our capital expenditures for the six months ended June 30, 2006, totaled $91.9 million, compared to $75.5 million for the six months ended June 30, 2005. Costs to construct replacement hospitals totaled $2.3 million during the six months ended June 30, 2006 and $1.2 million for the six months ended June 30, 2005. Total additions to property and equipment during the six months ended June 30, 2006 included $10.0 million related to the construction of the new corporate headquarters for which cash has not yet been expended.
Pursuant to hospital purchase agreements in effect as of June 30, 2006, we are required to build replacement facilities in Petersburg, Virginia, by August 2008, and in Shelbyville, Tennessee by June 2009. Also, as required by an amendment to a lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location. Estimated construction costs, including equipment, are approximately $230 million for these three replacement facilities. In addition, we have entered into an agreement with a developer to build a new corporate headquarters to be completed in the fourth quarter of 2006. In accordance with generally accepted accounting principles we account for this project as if we own the assets. Estimated construction costs of the new corporate headquarters are approximately $43 million of which approximately $21 million has been incurred through June 30, 2006. We expect total capital expenditures of approximately $260 to $275 million in 2006, including approximately $223 to $232 million for renovation and equipment purchases (which includes amounts which are required to be expended pursuant to the terms of the hospital purchase agreements) and approximately $37 to $43 million for construction and equipment cost of the replacement hospitals and corporate headquarters.
           Capital Resources
Net working capital was $405.9 million at June 30, 2006, compared to $476.8 million at December 31, 2005. The $70.9 million decrease was attributable primarily to an increase in income taxes payable and accrued liabilities and a decrease in cash.
On August 19, 2004, we entered into a $1.625 billion senior secured credit facility with a consortium of lenders which was subsequently amended on December 16, 2004 and July 8, 2005. This facility replaced our previous credit facility and consists of a $1.2 billion term loan with a final maturity in 2011 (as opposed to 2010 under our previous facility) and a $425 million revolving tranche that matures in 2009. We may elect from time to time an interest rate per annum for the borrowings under the term loan, and revolving credit facility equal to (a) an alternate base rate, which will be equal to the greatest of (i) the Prime Rate; and (ii) the Federal Funds Effective Rate plus 50 basis points, plus (1) 75 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 175 basis points for the term loan and (2) the Eurodollar Applicable Margin for revolving credit loans. The applicable margin varies depending on the ratio of our total indebtedness to annual consolidated EBITDA, ranging from 0.25% to 1.25% for alternate base rate loans and from 1.25% to 2.25% for Eurodollar loans. We also pay a commitment fee for the daily average unused commitments under the revolving tranche. The commitment fee is based on a pricing grid depending on the Applicable Margin for Eurodollar revolving credit loans and ranges from 0.250% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, we will pay fees for each letter of credit issued under the credit facility. The purpose of the facility was to refinance our previous credit agreement, repay other indebtedness, and fund general corporate purposes including to declare and pay cash dividends, to repurchase shares or make other distributions, subject to certain restrictions. As of June 30, 2006, our availability for additional borrowings under our revolving credit facility was $283 million, of which $21 million is set aside for outstanding letters of credit. We also have the ability to add up to $200 million of borrowing capacity from receivable transactions (including securitizations) under its senior secured credit facility which has not yet been assessed. We also have the ability to amend the senior secured credit facility to provide for one or more tranches of term loans in our aggregate principal amount of $400 million, which we have not yet accessed. As of June 30, 2006, our weighted-average interest rate under our credit facility was 7.3%. The terms of the credit facility include various restrictive covenants. These covenants include restrictions on additional indebtedness, liens, investments, asset sales, capital expenditures, sale and leasebacks, contingent obligations, transactions with affiliates, dividends and stock repurchases and fundamental changes. We would be required to amend the existing credit agreement in order to pay dividends to our shareholders or repurchase our shares in excess of $200 million. The covenants also require maintenance of various ratios regarding consolidated total indebtedness, consolidated interest, and fixed charges.
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
We believe that internally generated cash flows, availability of additional borrowings under our revolving credit facility of $283 million, the ability to add $400 million of term loans and $200 million of accounts receivable securitized debt under our senior secured credit facility, and continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash flows, borrowings under our credit agreement as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.
           Off-balance sheet arrangements
Excluding the hospital for which the lease expired in January 2005 pursuant to its terms, our consolidated operating results for the six months ended June 30, 2006 and 2005, included $142.0 million and $140.0 million, respectively, of net operating revenue and $9.9 million and $15.2 million, respectively, of income from operations, generated from seven hospitals operated by us under operating lease arrangements. In accordance with generally accepted accounting principles, the respective assets and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet. Lease payments under these arrangements are included in rent expense when paid and totaled approximately $7.8 million for the six months ended June 30, 2006 and $7.7 million for the six months ended June 30, 2005. The current terms of these operating leases expire between June 2007 and December 2019, not including lease extensions that we have options to exercise. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.
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

           Joint Ventures
We have from time to time sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. This was the case with our acquisition of Chestnut Hill Hospital in March 2005, pursuant to which we acquired an 85% interest with the remaining 15% interest owned by the University of Pennsylvania. In our other joint ventures, physicians are the minority interest holders. The amount of minority interest in equity is included in other long-term liabilities and the minority interest in income or loss is recorded separately in the condensed consolidated statements of income. We do not believe these minority ownerships are material to our financial position or results of operations. The balance of minority interests included in long-term liabilities was $20.3 million as of June 30, 2006, and $17.2 million as of December 31, 2005, and the amount of minority interest in earnings was $0.5 million for the three months ended June 30, 2006 and $1.1 million for the three months ended June 30, 2005 and $1.1 million for the six months ended June 30, 2006 and $2.0 million for the six months ended June 30, 2005.
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
           Third Party Reimbursement
Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system”. Within the automated system, actual Medicare DRG data, coupled with all payors’ historical paid claims data, is utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis and subjected to review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We record adjustments to the estimated billings in the periods that such adjustments become known. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in future periods as final settlements are determined. However, due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. Adjustments related to final settlements or appeals increased net operating revenue by an insignificant amount in each of the three and six months periods ended June 30, 2006 and June 30, 2005.
           Allowance for Doubtful Accounts
Substantially, all of our accounts receivable are related to providing healthcare services to our hospitals’ patients. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and outstanding patient balances for which the primary insurance payor has paid and the remaining outstanding balance (generally deductibles and co-payments) is owed by the patient. At the point of service, for patients required to make a co-payment, we generally collect less than 10% of the related revenue. For all procedures scheduled in advance, our policy is to verify insurance coverage prior to the date of the procedure. Insurance coverage is not verified in advance of procedures for walk-in and emergency room patients. Our estimate for the allowance for doubtful accounts is generally calculated by reserving, as uncollectible, the net unpaid balance of all accounts over 150 days from discharge without regard to payor class. Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable.
Generally, we do not provide specific reserves by payor category but estimate bad debts as a consolidated provision for total accounts receivable. We believe our policy of reserving all accounts over 150 days from discharge, without regard to payor class, has resulted in reasonable estimates determined on a consistent basis. We believe that we collect substantially all of our third-party insured receivables which include receivables from governmental agencies. Since our methodology is not applied by individual payor class, reserving all amounts over 150 days, which includes some accounts that are collectible, has provided us with a reasonable estimate of an allowance for doubtful accounts to cover all accounts receivable, including individual amounts in both the 150 day and under and over 150 day categories, that are uncollectible. To date, we believe there has not been a material difference between our bad debt allowances and the ultimate historical collection rates on accounts receivables including self-pay. We review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue, as well as review for significant changes in payor mix and recent acquisition or disposals.
Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects the ongoing collection efforts within the Company and is consistent with industry practices. At both June 30, 2006 and December 31, 2005, we had approximately $690 million being pursued by various outside collection agencies. We expect to collect less than 5%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. However, we take into consideration estimated collections of these amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.
Days revenue outstanding was 62 at June 30, 2006 and 61 at December 31, 2005, which is within our target range for days revenue outstanding of 60 — 65 days.
The following table is an aging of our gross (prior to allowances for contractual adjustments and doubtful accounts) accounts receivable (in thousands):

	Balance as of
	June 30, 2006		December 31, 2005
	0-150 days	Over 150 days	0-150 days	Over 150 days
Total gross accounts receivable	$1,707,264	$372,063	$1,526,620	$362,465

The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) summarized by aging categories is as follows:

	As of
	June 30,	December 31,
	2006	2005
0 to 60 days	65.2%	63.7%
61 to 150 days	16.9%	17.1%
151 to 360 days	6.3%	6.5%
Over 360 days	11.6%	12.7%

Total	100.0%	100.0%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	As of
	June 30,	December 31,
	2006	2005
Insured receivables	67%	65%
Self-pay receivables	33%	35%
Total	100%	100%

Although we do not specifically maintain information for individual categories of self-pay, included in the percentage of self-pay receivables shown in the table above, we estimate uninsured self-pay receivables are approximately 45% to 50%, patient deductibles and co-insurance after third-party insurance payments are approximately 45% to 50%, and those insured patients billed directly because their insurance has not paid are approximately 5% to 10%. Those accounts that are being billed directly to patients because their third-party insurance coverage has not paid are reclassified to self-pay receivables from insured receivables generally after 60 days from discharge in order to bill the patients directly and get them involved in assisting with the collection process from their third-party insurance company. None of these amounts represents a denial from commercial or other third-party payors. We estimate, on a historical basis, the uncollected portion of self-pay receivables related to co-insurance, co-payments and deductibles range from 35% to 45% and the uncollected portion of self-pay receivables related to uninsured patients range from 80% to 90%. Additionally, we estimate the uncollected portion of self-pay receivables related to insured patients billed directly is insignificant. In the aggregate, we expect the uncollectible portion of all self-pay receivables, before recoveries of accounts previously written-off, to be approximately 60% to 70% at June 30, 2006. The allowance for doubtful accounts as reported in the condensed consolidated financial statements at June 30, 2006 represents approximately 53% of self-pay receivables as described above, net of allowances for other discounts.
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
           Professional Liability Insurance Claims
We accrue for estimated losses resulting from professional liability claims. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections and is discounted to its net present value using a weighted-average risk-free discount rate of 4.1% and 3.2% in 2005 and 2004, respectively. To the extent that subsequent claims information varies from management’s estimates, the liability is adjusted currently. Our insurance is underwritten on a “claims-made” basis. Prior to June 1, 2002, substantially all of our professional and general liability risks were subject to a $0.5 million per occurrence deductible; for claims reported from June 1, 2002 through June 1, 2003, these deductibles were $2.0 million per occurrence. Additional coverage above these deductibles was purchased through captive insurance companies in which we had a 7.5% minority ownership interest in each and to which the premiums paid by us represented less than 8% of the total premium revenues of each captive insurance company. With the formation of our own wholly-owned captive insurance company in June 2003, we terminated our minority interest relationships in those entities. Substantially all claims reported on or after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially, all claims reported on or after June 1, 2005 are self-insured up to $5 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals is purchased through commercial insurance companies and generally covers us for liabilities in excess of the self-insured amount and up to $100 million per occurrence for all claims reported on or after June 1, 2003.
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
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, “FIN 48”, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48.

           FORWARD-LOOKING STATEMENTS
Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,’’ “anticipates,’’ “intends,’’ “plans,’’ “believes,’’ “estimates,’’ “thinks,’’ and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following:
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
A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1.5 million for the three months ended June 30, 2006 and $2.8 million for the six months ended June 30, 2006.
Item 4: Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities and Exchange Act of 1934, as amended, as of December 31, 2005. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be included in this report has been recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be included in this report was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting during our second quarter ended June 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In May 2004, the relator in U.S. ex rel. Bledsoe v. Community Health Systems, Inc. filed an amended complaint alleging fraud involving Medicare billing at White County Community Hospital. We then filed a renewed motion to dismiss the amended complaint. On January 6, 2005, the District Court dismissed with prejudice the bulk of the relator’s allegations. The only remaining allegations involve a handful of 1997-98 charges at White County. After further motion practice between the relator and the United States Government regarding the relator’s right to participate in a previous settlement with the Company, the District Court again dismissed all claims in the case on December 13, 2005. On January 9, 2006, the relator filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit. The appeal has been fully briefed and awaits further action by the U.S. Court of Appeals.
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
On February 10, 2006, we received a letter from the Civil Division of the U.S. Department of Justice requesting documents in an investigation they are conducting involving the Company. The inquiry appears to be related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The inquiry focuses on our hospitals in 3 states — Arkansas, New Mexico, and South Carolina (7 hospitals). We have provided the Department of Justice with the requested documents and continue to cooperate with the government’s inquiry, which is still at an early stage, however, and we are unable at this time to evaluate the existence or extent of any potential financial exposure.
Item 1A. Risk Factors
There have been no material changes with regard to the risk factors previously disclosed in our most recent annual report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 16, 2005, the Company announced an open market repurchase program for up to five million shares of the Company’s common stock not to exceed $200 million in purchases. This purchase program commenced January 14, 2006 and will conclude at the earlier of three years or when the maximum number of shares have been repurchased or the maximum dollar amount has been reached. Through June 30, 2006, the Company had repurchased 3,824,800 shares at a weighted-average price of $35.95 per share under the repurchase program. The remaining maximum dollar amount of shares that is permitted to be purchased under the Company’s existing indebtedness is $41.0 million. This repurchase plan follows a prior repurchase plan for up to five million shares which concluded on January 13, 2006. The Company repurchased 3,029,700 shares at a weighted-average price of $31.20 per share under the prior program.

The following table contains information about our purchases of our common stock during the three months ended June 30, 2006.

			Total	Maximum
			Number	Number of
			of Shares	Shares
			Purchased as	that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid Per Share	Programs	Programs (1)
April 1, 2006 — April 30, 2006	175,000	36.43	400,000	4,600,000
May 1, 2006 — May 31, 2006	2,930,400	35.84	3,330,400	1,669,600
June 1, 2006 — June 30, 2006	494,400	36.46	3,824,800	1,175,200
(1)	As of June 30, 2006, the maximum dollar amount of shares that is permitted to be purchased under the Company’s existing indebtedness is $41.0 million.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of the stockholders of Community Health Systems, Inc., was held in New York, New York on May 23, 2006, for the purpose of voting on the proposals described below.

(b)	Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to the Governance and Nominating Committee’s nominees for directors. All of the Governance and Nominating Committee’s nominees for directors were elected as set forth in clause (c) below. In addition, the terms of office as a director of W. Larry Cash, Dale F. Frey, Harvey Klein, M.D., John A. Fry and H. Mitchell Watson, Jr. continued after the meeting.

(c)	Two proposals were submitted to a vote of security holders as follows:
(1)	The stockholders approved the election of the following persons as directors of the Company:

Name	For	Withheld
Wayne T. Smith	81,800,668	1,044,266
John A. Clerico	82,664,720	180,214
Julia B. North	76,301,745	6,543,189
(2)	The Board of Directors appointment of Deloitte & Touche, LLP, as the Company’s independent accountants for 2006 was ratified by the affirmative votes of stockholders:

For	Against	Abstain
81,876,385	951,280	17,269
Item 5. Other Information
None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 27, 2006	COMMUNITY HEALTH SYSTEMS, INC. (Registrant)
	By:	/s/ Wayne T. Smith
Wayne T. Smith
Chairman of the Board, President and Chief Executive Officer (principal executive officer)

By:	/s/ W. Larry Cash
W. Larry Cash
Executive Vice President, Chief Financial Officer and Director (principal financial officer)

By:	/s/ T. Mark Buford
T. Mark Buford
Vice President and Corporate Controller (principal accounting officer)

Index to Exhibits

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.