Form 10-Q
period 2006-09-30
COMMUNITY HEALTH SYSTEMS INC
filed 2006-10-27
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
                         Large accelerated filer ☑            Accelerated filer ☐            Non-accelerated filer ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
As of October 24, 2006, there were outstanding 95,125,018 shares of the Registrant’s Common Stock, $.01 par value.

Community Health Systems, Inc.
Form 10-Q
For the Nine Months Ended September 30, 2006

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$13,444	$104,108
Patient accounts receivable, net of allowance for doubtful accounts of $460,926 and $346,024 at September 30, 2006, and December 31, 2005, respectively	745,538	656,029
Supplies	106,718	95,200
Deferred income taxes	4,128	4,128
Prepaid expenses and taxes	36,845	33,377
Other current assets	55,287	36,494

Total current assets	961,960	929,336

Property and equipment	2,451,738	2,128,639
Less accumulated depreciation and amortization	(605,600)	(517,648)

Property and equipment, net	1,846,138	1,610,991

Goodwill	1,381,137	1,259,816

Other assets, net	154,378	149,202

Total assets	$4,343,613	$3,949,345

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$28,384	$19,124
Accounts payable	210,839	189,940
Current income taxes payable	—	19,811
Accrued interest	12,700	8,591
Accrued liabilities	294,892	215,064

Total current liabilities	546,815	452,530

Long-term debt	1,786,358	1,648,500

Deferred income taxes	157,579	157,579

Other long-term liabilities	144,221	126,159

Stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 96,104,862 shares issued and 95,129,313 shares outstanding at September 30, 2006, and 94,539,837 shares issued and 93,564,288 shares outstanding at December 31, 2005	961	945
Additional paid-in capital	1,226,854	1,208,930
Treasury stock, at cost, 975,549 shares at September 30, 2006 and December 31, 2005	(6,678)	(6,678)
Unearned stock-based compensation	—	(13,204)
Accumulated other comprehensive income	13,462	15,191
Retained earnings	474,041	359,393

Total stockholders’ equity	1,708,640	1,564,577

Total liabilities and stockholders’ equity	$4,343,613	$3,949,345

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net operating revenues	$1,123,483	$929,269	$3,211,099	$2,756,250

Operating costs and expenses:
Salaries and benefits	450,137	371,881	1,277,952	1,097,211
Provision for bad debts	192,439	92,980	415,734	277,613
Supplies	130,036	110,481	378,556	333,566
Other operating expenses	235,021	194,102	661,177	561,612
Rent	24,490	22,328	71,118	64,817
Depreciation and amortization	49,951	40,490	139,640	120,770
Minority interest in earnings	601	715	1,669	2,719

Total operating costs and expenses	1,082,675	832,977	2,945,846	2,458,308

Income from operations	40,808	96,292	265,253	297,942
Interest expense, net	27,494	24,170	73,151	69,963

Income from continuing operations before income taxes	13,314	72,122	192,102	227,979
Provision for income taxes	5,073	28,056	74,238	88,684

Income from continuing operations	8,241	44,066	117,864	139,295

Discontinued operations, net of taxes:
Loss from operations of hospitals sold and held for sale	—	(1,180)	(657)	(7,804)
Loss on sale of hospitals	—	—	(2,559)	(7,618)
Impairment of long-lived assets of hospital held for sale	—	—	—	(4,471)

Loss on discontinued operations	—	(1,180)	(3,216)	(19,893)

Net income	$8,241	$42,886	$114,648	$119,402

Income from continuing operations per common share:
Basic	$0.09	$0.50	$1.23	$1.57

Diluted	$0.09	$0.47	$1.22	$1.48

Net income per common share:
Basic	$0.09	$0.49	$1.20	$1.35

Diluted	$0.09	$0.46	$1.19	$1.28

Weighted-average number of shares outstanding:
Basic	94,119,020	88,325,411	95,470,501	88,462,996

Diluted	95,258,771	98,528,968	96,768,173	98,644,136

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities
Net income	$114,648	$119,402
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	139,640	122,370
Minority interest in earnings	1,669	2,719
Stock-based compensation expense	14,559	3,469
Impairment of hospital held for sale	—	6,718
Loss on sale of hospitals	3,937	6,295
Excess tax benefits relating to stock-based compensation	(6,589)	—
Other non-cash expenses, net	37	(183)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(53,688)	(32,384)
Supplies, prepaid expenses and other current assets	(4,594)	(11,311)
Accounts payable, accrued liabilities and income taxes	55,985	95,266
Other	2,447	23,402

Net cash provided by operating activities	268,051	335,763

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(317,387)	(60,953)
Purchases of property and equipment	(158,598)	(132,929)
Disposition of hospitals	750	51,998
Proceeds from sale of equipment	4,312	2,258
Increase in other assets	(29,460)	(29,840)

Net cash used in investing activities	(500,383)	(169,466)

Cash flows from financing activities
Proceeds from exercise of stock options	12,585	40,146
Excess tax benefits relating to stock-based compensation	6,589	—
Stock buy-back	(137,666)	(79,853)
Deferred financing costs	(8)	(1,122)
Redemption of convertible notes	(128)	—
Proceeds from minority investors in joint ventures	5,290	1,383
Redemption of minority investments in joint ventures	(915)	(317)
Distributions to minority investors in joint ventures	(2,642)	(1,487)
Borrowings under credit agreement	479,000	—
Repayments of long-term indebtedness	(220,437)	(23,265)

Net cash provided by (used in) financing activities	141,668	(64,515)

Net change in cash and cash equivalents	(90,664)	101,782

Cash and cash equivalents at beginning of period	104,108	82,498

Cash and cash equivalents at end of period	$13,444	$184,280

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its Subsidiaries (the “Company”) as of September 30, 2006 and for the three and nine month periods ended September 30, 2006 and September 30, 2005, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2006, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2006. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2005, contained in the Company’s Annual Report on Form 10-K. Certain prior-period balances in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period’s presentation of financial information.
The Company experienced a significant increase in self-pay volume and related revenue, combined with lower cash collections during the quarter ended September 30, 2006. The Company believes this trend reflects an increased collection risk from self-pay accounts, and as a result necessitated a review and analysis of the adequacy of its allowance for doubtful accounts. Based on this review, the Company recorded a $65.0 million increase to its allowance for doubtful accounts to maintain an adequate allowance as of September 30, 2006. The Company believes that the increase in self-pay accounts is a result of current economic trends, including an increase in the number of uninsured patients, reduced enrollment under Medicaid programs such as Tenncare, and higher deductibles and co-payments for patients with insurance.
In conjunction with recording a $65.0 million increase to the allowance for doubtful accounts, the Company changed its methodology for estimating its allowance for doubtful accounts effective September 30, 2006, as follows: The Company will reserve a percentage of all self-pay accounts receivable without regard to aging category, based on collection history adjusted for expected recoveries and, if present, other changes in trends. For all other payor categories the Company will reserve 100% of all accounts aging over 365 days from the date of discharge. Previously, the Company estimated its allowance for doubtful accounts by reserving all accounts aging over 150 days from the date of discharge without regard to payor class. The Company believes its revised methodology provides a better approach to reflect changes in payor mix and historical collection patterns and to respond to changes in trends. The revised accounting methodology and the adequacy of resulting estimates will continue to be reviewed by monitoring historical cash collections as a percentage of trailing net revenues less provision for bad debts, as well as analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, and the impact of recent acquisitions and dispositions.
The effect of this change in estimate was to increase the allowance for doubtful accounts by $65.0 million which resulted in an after tax decrease of income from continuing operations of $40.0 million, or $0.42 per share (diluted) for the quarter ended September 30, 2006 and $0.41 per share (diluted) for the nine months ended September 30, 2006.
2. ACCOUNTING FOR STOCK-BASED COMPENSATION
Stock-based compensation awards are granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (the “2000 Plan”). The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code as well as stock options which do not so qualify, stock appreciation rights, restricted stock, performance units and performance shares, phantom stock awards and share awards. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, the options granted under the 2000 Plan are “nonqualified” stock options for tax purposes. Vesting of these granted options occurs in one third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10 year contractual term and options granted in 2005 and 2006 have an 8 year contractual term. The exercise price of options granted to employees under the 2000 Plan were equal to the fair value of the Company’s common stock on the option grant date. As of September 30, 2006, 6,528,196 shares of common stock remain reserved for future grants under the 2000 Plan. The Company also has options outstanding under its Employee Stock Option Plan (the “1996 Plan”). These options are fully vested and exercisable and no additional grants of options will be made under the 1996 Plan.

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
The following table reflects the impact of total compensation expense related to stock-based equity plans under SFAS No. 123(R) for periods beginning January 1, 2006 and under APB 25 for periods prior to January 1, 2006, on the reported operating results for the respective periods:

	Three months		Nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Effect on income from continuing operations before income taxes	$(5,434)	$(1,488)	$(14,363)	$(3,472)

Effect on net income	$(3,453)	$(1,048)	$(9,180)	$(2,445)

Effect on net income per share-diluted	$(0.04)	$(0.01)	$(0.10)	$(0.02)

SFAS No. 123(R) also requires the benefits of tax deductions in excess of the recognized tax benefit on compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under APB 25 and related interpretations. This requirement reduced our net operating cash flows and increased our financing cash flows by $6.6 million for the nine months ended September 30, 2006. In addition, our deferred compensation cost at December 31, 2005, of $13.2 million, arising from the issuance of restricted stock in 2005 and recorded as a component of stockholders’ equity as required under APB 25, was reclassified into additional paid-in capital upon the adoption of SFAS No. 123(R).
At September 30, 2006, $42.2 million of unrecognized stock-based compensation expense from all outstanding unvested stock options and restricted stock is expected to be recognized over a weighted-average period of 26 months.
The fair value of stock options was estimated using the Black Scholes option pricing model with the assumptions and weighted-average fair values during the three and nine months ended September 30, 2006, as follows:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2006		2006
Expected volatility	24.2%		24.1%
Expected dividends	0		0
Expected term	4	years	4	years
Risk-free interest rate	4.61%		4.67%
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
Options outstanding and exercisable under the 1996 Plan and 2000 Plan as of September 30, 2006, and changes during the three and nine months then ended were as follows (in thousands, except share and per share data):

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
		exercise	term	value as of
	Shares	price	(in years)	Sept 30, 2006
Outstanding at December 31, 2005	5,370,274	$22.63
Granted	949,000	38.30
Exercised	(472,253)	14.75
Forfeited and cancelled	(32,805)	30.18

Outstanding at March 31, 2006	5,814,216	25.70
Granted	77,000	36.48
Exercised	(47,695)	25.89
Forfeited and cancelled	(65,771)	37.60

Outstanding at June 30, 2006	5,777,750	$25.76
Granted	92,000	37.86
Exercised	(248,053)	15.66
Forfeited and cancelled	(32,668)	33.66

Outstanding at September 30, 2006	5,589,029	$26.36	6.9 years	$61,937

Exercisable at September 30, 2006	3,612,594	$21.44	6.5 years	$57,495

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2006, was $10.38. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on September 30, 2006. This amount changes based on the market value of the Company’s common stock.
The Company has also awarded restricted stock under the 2000 Plan to various employees and its directors. The restrictions on these shares generally lapse in one-third increments on each of the first three anniversaries of the award date. Certain of the restricted stock awards granted to the Company’s senior executives also contain a performance objective that must be met in addition to the vesting requirements. If the performance objective is not attained the awards will be forfeited in their entirety. Once the performance objective has been attained, restrictions will lapse in one-third increments on each of the first three anniversaries of the award date. Notwithstanding the above mentioned performance objectives and vesting requirements, the restrictions will lapse earlier in the event of death, disability, termination of employment by employer for reason other than for cause of the holder of the restricted stock or in the event of change in control of the Company. Restricted stock awards subject to performance standards are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. ACCOUNTING FOR STOCK-BASED COMPENSATION (Continued)
Restricted stock outstanding under the 2000 Plan as of September 30, 2006, and changes during the three and nine months then ended are as follows:

		Weighted
		average
		fair
	Shares	value
Unvested at December 31, 2005	558,000	$32.37
Granted	582,000	38.30
Vested	(184,308)	32.37
Forfeited	—	—

Unvested at March 31, 2006	955,692	$36.02
Granted	—	—
Vested	—	—
Forfeited	(8,334)	35.93

Unvested at June 30, 2006	947,358	$36.02
Granted	24,000	37.32
Vested	—	—
Forfeited	—	—

Unvested at September 30, 2006	971,358	$36.05

As of September 30, 2006, there was $26.8 million of unrecognized stock-based compensation expense related to unvested restricted stock expected to be recognized over a weighted-average period of 27 months.
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

	Three months		Nine months
	ended September 30,		ended September 30,
	2006	2005	2006	2005
Directors’ fees earned and deferred into plan	$39,875	$44,750	$133,625	$139,250

Equivalent units	1,067.603	1,153.054	3,642.052	3,762.322

At September 30, 2006, there are a total of 8,584.604 units deferred in the plan with an aggregate fair value of $320,635, based on the closing market price of the Company’s common stock at September 30, 2006 of $37.35.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. ACCOUNTING FOR STOCK-BASED COMPENSATION (Continued)
Prior to Adoption of SFAS No. 123(R)
The pro forma table below reflects net income and earnings per share for the three and nine months ended September 30, 2005, had the Company applied the fair value recognition provisions of SFAS No. 123 (in thousands, except per share data):

	Three months	Nine months
	ended	ended
	September 30,	September 30,
	2005	2005
Net income, as reported	$42,886	$119,402

Add: Stock-Based compensation expense recognized under APB 25, net of tax	1,048	2,445
Deduct: Total stock-based compensation expense determined under fair value based method for all awards, net of tax	(6,847)	(12,184)

Pro-forma net income	$37,087	$109,663

Net income per share:
Basic — as reported	$0.49	$1.35

Basic — Pro-forma	$0.42	$1.24

Diluted — as reported	$0.46	$1.28

Diluted — pro-forma	$0.40	$1.18

For the purposes of the above table the fair value of each option grant was estimated on the date of grant using the Black Scholes option pricing model with the following weighted-average assumptions used for grants during the three and nine month periods ended September 30, 2005:

	Three months		Nine months
	ended		ended
	September 30,		September 30,
	2005		2005
Expected volatility	33.2%		36.3%
Expected dividends	0		0
Expected term	4	years	4	years
Risk-free interest rate	3.97%		3.86%
3. COST OF REVENUE
The majority of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs, which were $18.9 million and $16.8 million for the three month periods ended September 30, 2006 and 2005, respectively and $63.2 million and $49.6 million for the nine month periods ended September 30, 2006 and 2005, respectively. These corporate office costs include stock-based compensation expense recognized under SFAS No. 123(R).

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
Effective April 1, 2006, the Company completed the acquisition of two hospitals from the Baptist Health System, Birmingham, Alabama: Baptist Medical Center — DeKalb (134 beds) and Baptist Medical Center — Cherokee (60 beds). The total consideration for these two hospitals was approximately $66.5 million of which $65.1 million was paid in cash and $1.4 million was assumed in liabilities.
Effective May 1, 2006, the Company completed its acquisition of Via Christi Oklahoma Regional Medical Center, a 148 bed hospital located in Ponca City, Oklahoma. The aggregate consideration for this hospital totaled approximately $66.4 million, of which $63.3 million was paid in cash and $3.1 million was assumed in liabilities.
Effective June 1, 2006, the Company completed its acquisition of Mineral Area Regional Medical Center, a 135 bed hospital located in Farmington, Missouri. The aggregate consideration for this hospital totaled approximately $25.9 million, of which $19.3 million was paid in cash and $6.6 million was assumed in liabilities.
Effective June 30, 2006, the Company completed the acquisition of Cottage Home Options, a home health agency and related businesses, located in Galesburg, Illinois, in which the Company previously held a 40% ownership interest. The aggregate consideration for this agency totaled approximately $6.6 million, of which $6.1 million was paid in cash, including the Company’s initial investment, and $0.5 million was assumed in liabilities.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. ACQUISITIONS AND DIVESTITURES (Continued)
Effective July 1, 2006, the Company completed the acquisition of the healthcare assets of Vista Health, which included Victory Memorial Hospital (336 beds) and St. Therese Medical Center (71 non-acute care beds), both located in Waukegan, Illinois. The total consideration for this transaction including working capital was approximately $133.6 million of which $123.6 million was paid in cash and $10.0 million was assumed in liabilities.
Effective September 1, 2006, the Company completed the acquisition of Humble Texas Home Care, a home health agency located in Humble, Texas. The aggregate consideration for this agency totaled approximately $5.3 million, of which $4.5 million was paid in cash and $0.8 million was assumed in liabilities.
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
Net operating revenues and loss from discontinued operations reported for the six hospitals in discontinued operations for the three and nine month periods ended September 30, 2006 and 2005 (as applicable) are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
	(in thousands)		(in thousands)
Net operating revenues	$—	$5,427	$4,294	$44,939

Loss from operations before income taxes	$—	$(1,815)	$(1,008)	$(11,984)
Loss on sale of hospitals	—	—	(3,938)	(6,295)
Impairment on assets held for sale	—	—	—	(6,718)

Loss from discontinued operations, before taxes	—	(1,815)	(4,946)	(24,997)
Income tax benefit	—	635	1,730	5,104

Loss from discontinued operations, net of tax	$—	$(1,180)	$(3,216)	$(19,893)

The computation of loss from discontinued operations, before taxes, for the nine months ended September 30, 2006 includes the net write-off of $4.4 million of tangible assets at the one hospital sold during the nine months ended September 30, 2006.
The computation of the loss from discontinued operations, before taxes, for the nine months ended September 30, 2005 includes the net write-off of $51.5 million of tangible assets and $17.1 million of goodwill at the four hospitals sold during the three months ended March 31, 2005 and one hospital designated as held for sale in the second quarter 2005.
Assets and liabilities of the hospitals classified as discontinued operations included in the accompanying condensed consolidated balance sheets as of December 31, 2005 are as follows. There are no material assets or liabilities related to these hospitals remaining at September 30, 2006.

December 31,
2005
(in thousands)
Current assets	$4,133
Property and equipment	—
Other assets	3,000
Current liabilities	(6,601)

Net assets	$532

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. RECENT ACCOUNTING PRONOUNCEMENTS
In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, “FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109”, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48.
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
In September 2006, the FASB issued Standard of Financial Accounting Standards (“SFAS”) No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of this statement are effective as of the end of the first fiscal year ending after December 15, 2006. The Company does not expect the adoption of this statement to have a material effect on the Company’s consolidated results of operations or consolidated financial position.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 30, 2006, are as follows (in thousands):

Balance as of December 31, 2005	$1,259,816
Goodwill acquired as part of acquisitions during 2006	112,456
Consideration adjustments and finalization of purchase price allocations for acquisitions completed prior to 2006	8,865

Balance as of September 30, 2006	$1,381,137

The Company completed its most recent annual goodwill impairment test as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” during 2005, using a measurement date of September 30, 2005. Based on the results of the impairment test, the Company was not required to recognize an impairment of goodwill in 2005. The annual test for 2006 will be completed during the Company’s fourth quarter.
The gross carrying amount of the Company’s other intangible assets was $12.8 million at September 30, 2006 and $11.9 million at December 31, 2005, and the net carrying amount was $7.2 million at September 30, 2006 and $7.6 million at December 31, 2005. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets.
The weighted-average amortization period for the intangible assets subject to amortization is approximately seven years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets during the three months ended September 30, 2006 and September 30, 2005 was $0.4 million and $0.3 million, respectively. Amortization expense on these intangible assets during the nine months ended September 30, 2006 and September 30, 2005 was $1.3 million and $0.9 million, respectively. Amortization expense on intangible assets is estimated to be $0.4 million for the remainder of 2006, $1.5 million in 2007, $0.9 million in 2008, $0.8 million in 2009, $0.8 million in 2010, and $0.5 million in 2011.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8. EARNINGS PER SHARE
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted income from continuing operations per share (in thousands, except share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Numerator:
Numerator for basic earnings per share -
Income from continuing operations available to common stockholders – basic	$8,241	$44,066	$117,864	$139,295

Numerator for diluted earnings per share -
Income from continuing operations	$8,241	$44,066	$117,864	$139,295
Interest, net of tax, on 4.25% convertible notes	—	2,189	135	6,567

Income from continuing operations available to common stockholders – diluted	$8,241	$46,255	$117,999	$145,862

Denominator:
Weighted-average number of shares outstanding –basic	94,119,020	88,325,411	95,470,501	88,462,996
Effect of dilutive securities:
Non-employee director options	11,884	11,884	11,884	11,619
Restricted stock awards	177,493	138,118	110,397	79,536
Employee options	950,374	1,471,480	981,367	1,507,909
4.25% Convertible notes	—	8,582,076	194,024	8,582,076

Weighted-average number of shares outstanding – diluted	95,258,771	98,528,969	96,768,173	98,644,136

Dilutive securities outstanding not included in the computation of earning per share because their effect is antidilutive:
Employee options	1,106,400	—	1,065,733	—
Since the net income per share including the impact of the conversion of the convertible notes (none of which remains outstanding as of January 31, 2006) was less than the basic net income per share for each of the nine months ended September 30, 2006 and September 30, 2005, the convertible notes were dilutive and accordingly were included in those fully diluted calculations.
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
On December 16, 2005, the Company announced an open market repurchase program for up to five million shares of the Company’s common stock not to exceed $200 million in purchases. This repurchase program commenced January 14, 2006 and will conclude at the earlier of three years or when the maximum number of shares have been repurchased or the maximum dollar amount has been reached. Through September 30, 2006, the Company has repurchased pursuant to this repurchase plan 3,824,800 shares at a weighted-average price of $35.95 per share. The maximum number of shares that may still be purchased under the repurchase program is 7,175,200. The remaining maximum dollar amount of shares that is permitted to be purchased under the Company’s existing indebtedness is $44.9 million. This repurchase plan follows a previous repurchase plan for up to five million shares which concluded on January 13, 2006. Under this previous program, the Company repurchased 3,029,700 shares at a weighted-average price of $31.20 per share.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
10. COMPREHENSIVE INCOME
The following table presents the components of comprehensive income, net of related taxes. The net change in fair value of interest rate swap agreements is a function of the spread between the fixed interest rate of each swap and the underlying variable interest rate under the Company’s credit facility (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income	$8,241	$42,886	$114,648	$119,402
Net change in fair value of interest rate swaps	(9,470)	6,037	(1,966)	7,639
Unrealized (losses) gains on investments	208	179	236	179

Comprehensive income	$(1,021)	$49,102	$112,918	$127,220

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
As of September 30, 2006, the Company’s availability for additional borrowings under its revolving credit facility was $153 million, of which $21 million was set aside for outstanding letters of credit. The Company also has the ability to add up to $200 million of borrowing capacity from receivable transactions (including securitizations) under its senior secured credit facility which has not yet been accessed. The Company also has the ability to amend the senior secured credit facility to provide for one or more tranches of term loans in an aggregate principal amount of $400 million, which the Company has not yet accessed. As of September 30, 2006, the Company’s weighted-average interest rate under its credit facility was 7.4%.
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
Executive Overview
We are the largest non-urban provider of general hospital healthcare services in the United States in terms of number of facilities and net operating revenues. We generate revenue by providing a broad range of general hospital healthcare services to patients in the communities in which we are located. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve. During the three months ended September 30, 2006, we experienced a significant increase in self-pay volume and related revenue combined with lower cash collections. We believe this trend reflects an increased collection risk from self-pay accounts, and as a result, we performed a review and analysis of the adequacy of our allowance for doubtful accounts. We believe this was caused by current economic trends, including an increase in the number of uninsured patients, reduced enrollment under Medicaid programs such as Tenncare and higher deductibles and co-payments for patients with insurance. Based on this analysis, we recorded a change in estimate to increase our allowance for doubtful accounts by $65 million on our September 30, 2006 balance sheet and a corresponding $65 million pre-tax increase to our provision for bad debts, or $40 million after-tax reduction in income from continuing operations. We also changed our methodology of estimating our allowance for doubtful accounts, effective September 30, 2006, to reserve as an allowance for doubtful accounts a percentage of all self-pay accounts without regard to aging category and fully reserve all other payor categories of accounts aging over 365 days from the date of discharge. We believe this methodology is preferable to our previous methodology of reserving for all accounts receivable aging greater than 150 days, as the revised methodology will provide a better approach to reflect changes in payor mix and historical collection patterns and to respond to changes in trends. With this increase, our allowance for doubtful accounts will be 63% of our self-pay receivables.
Our financial results for the three and nine months ended September 30, 2006, reflect our continued growth in volumes and revenues and reflect our capacity to improve the level and scope of services and, except for the increase related to bad debts, our ability to improve operating efficiencies. For the three months ended September 30, 2006, we generated $1.123 billion in net operating revenues, a growth of 20.9% over the three months ended September 30, 2005. After taking into account the effect of the above mentioned change in estimate of our allowance for doubtful accounts, we generated $8.2 million in income from continuing operations, a decline of 81.3% over the three months ended September 30, 2005, and $8.2 million in net income, a decline of 80.8% over the three months ended September 30, 2005. For the nine months ended September 30, 2006, we generated $3.211 billion in net operating revenues, a growth of 16.5% over the nine months ended September 30, 2005, $117.9 million in income from continuing operations, a decline of 15.4% over the nine months ended September 30, 2005 and $114.6 million in net income, a decline of 4.0% over the nine months ended September 30, 2005.
Admissions at hospitals owned throughout both periods increased 2.6% during the three months ended September 30, 2006 and increased 0.4% for the nine months ended September 30, 2006, as compared to the same periods in the prior year. Surgical volume at hospitals owned throughout both periods increased 1.7% during the three months ended September 30, 2006 and 3.0% during the nine months ended September 30, 2006, as compared to the same periods in the prior year. Adjusted admissions for those same hospitals increased 0.7% during the three months ended September 30, 2006 and increased 0.1% for the nine months ended September 30, 2006, as compared to the same periods in the prior year. Driven by our surgical volume and payor mix, the average acuity level of procedures increased in the current quarter, resulting in higher net revenues per adjusted admissions as compared to the periods in the prior year.
Consistent with the execution of our operating strategy and our efforts to maximize shareholder value, we have acquired the assets of six hospitals from January 1, 2006 through September 30, 2006. In addition, we have acquired two home health agencies from January 1, 2006 through September 30, 2006 and a third home health agency in October 2006. Although the number of acquisitions completed exceeds our normal goal of acquiring two to four hospitals per year, we believe taking advantage of the opportunity to acquire these hospitals improves our ability to grow, to provide value to our shareholders, and to improve the quality of care to patients in these markets. From time to time we may also consider hospitals for disposition if we determine their operating results or potential growth no longer meet our strategic objectives. This was the case for the hospital sold during the quarter ended March 31, 2006.
Sources of Consolidated Net Operating Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Medicare	29.7%	31.0%	30.8%	32.1%
Medicaid	11.9%	11.8%	10.5%	10.9%
Managed Care	23.1%	23.4%	23.9%	23.8%
Self-pay	12.1%	11.8%	12.2%	11.7%
Other third party payors	23.2%	22.0%	22.6%	21.5%

Total	100.0%	100.0%	100.0%	100.0%

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in the periods that these adjustments become known. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the three month periods ended September 30, 2006 and 2005.
The payment rates under the Medicare program for inpatients are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. While these rates are indexed for inflation annually, the increases have historically been less than actual inflation. Reductions in the rate of increase in Medicare reimbursement may have an adverse impact on our net operating revenue growth. Deficit spending for the Medicare system could cause future payments under the Medicare system to grow at a slower rate or decline. In addition, specified managed care programs, insurance companies, and employers are actively negotiating the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our net operating revenue growth.
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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Consolidated (a)
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (b)	(91.9)	(85.2)	(87.3)	(84.7)
Depreciation and amortization	(4.4)	(4.4)	(4.4)	(4.4)
Minority interest in earnings	—	—	—	(0.1)

Income from operations	3.7	10.4	8.3	10.8
Interest expense, net	(2.5)	(2.6)	(2.3)	(2.5)

Income from continuing operations before income taxes	1.2	7.8	6.0	8.3
Provision for income taxes	(0.5)	(3.1)	(2.3)	(3.2)

Income from continuing operations	0.7	4.7	3.7	5.1
Loss on discontinued operations	—	(0.1)	(0.1)	(0.8)

Net Income	0.7%	4.6%	3.6%	4.3%

	Three Months Ended	Nine Months Ended
	September 30, 2006	September 30, 2006
Percentage increase from same period prior year (a):
Net operating revenues	20.9%	16.5%
Admissions	16.9	10.6
Adjusted admissions (c)	15.8	11.0
Average length of stay	—	—
Net Income (d)	(80.8)	(4.0)
Same-store percentage increase (decrease) from same period prior year (a)(e):
Net operating revenues	7.8%	7.4%
Admissions	2.6	0.4
Adjusted admissions (c)	0.7	0.1

(a)	Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have restated our prior period financial statements and statistical results to reflect the reclassification as discontinued operations of five hospitals which were sold and one hospital where the lease expired.

(b)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses.

(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Includes loss from operations of discontinued hospitals, loss on sale of discontinued hospitals and loss on impairment of assets of the hospital held for sale.

(e)	Includes acquired hospitals to the extent we operated them during comparable periods in both years.
Three months Ended September 30, 2006 Compared to Three months Ended September 30, 2005
Net operating revenues increased by 20.9% to $1.123 billion for the three months ended September 30, 2006, from $929.3 million for the three months ended September 30, 2005. Of the $193.7 million increase in net operating revenues, the two hospitals acquired in the fourth quarter 2005 which were not included in same-store revenues and the six hospitals acquired throughout 2006, which are not yet included in same-store revenues, contributed approximately $121.0 million, and hospitals we owned throughout both periods contributed approximately $72.7 million, an increase of 7.8%. Of the increase from hospitals owned throughout both periods, approximately 7.1 percentage points were attributable to rate increases, payor mix and the acuity level of services provided and approximately 0.7 percentage points were attributable to volume increases.
Inpatient admissions increased by 16.9%. Adjusted admissions increased by 15.8%. On a same-store basis, inpatient admissions increased by 2.6% and same store adjusted admissions increased by 0.7%. With respect to consolidated admissions, inpatient admissions from newly acquired hospitals contributed approximately 12.3 percentage points of the increase. On a same-store basis, net inpatient revenues increased by 6.5% and net outpatient revenues increased by 9.6%. Consolidated average length of stay was the same at 4.0 days. During the prior year’s comparable period Hurricane Rita caused us to close one of our Texas hospitals for a period of seven days, reopening on October 4, 2005. The minor loss of admissions at this hospital, were offset by an equivalent increase in admissions in other markets from hurricane evacuees. Therefore there was no significant impact of the closure when comparing admissions to the current year period.
Operating expenses, as a percentage of net operating revenues, increased from 85.2% for the three months ended September 30, 2005 to 91.9% for the three months ended September 30, 2006. Salaries and benefits, as a percentage of net operating revenues, increased from 40.0% for the three months ended September 30, 2005 to 40.1% for the three months ended September 30, 2006 as the impact of recent acquisitions and the recognition of additional stock-based compensation offset efficiencies gained since the prior year period. Provision for bad debts, as a percentage of net revenues, increased from 10.0% for the three months ended September 30, 2005 to 17.1% for the three months ended September 30, 2006 due primarily to the $65.0 million change in estimate of the allowance for doubtful accounts which increased the provision for bad debts by a corresponding amount. Supplies, as a percentage of net operating revenues, decreased from 11.9% for the three months ended September 30, 2005 to 11.6% for the three months ended September 30, 2006, primarily as a result of our new group purchasing agreement. Rent and other operating expenses, as a percentage of net operating revenues, decreased from 23.3% for the three months ended September 30, 2005, to 23.1% for the three months ended September 30, 2006 primarily as a result of a decrease in contract labor as a percentage of net operating revenues. Income from continuing operations margin decreased to 0.7% from 4.7% for the three months ended September 30, 2006 as compared to the three months ended September 30, 2005. Net income margins decreased to 0.7% for the three months ended September 30, 2006 from 4.6% for the three months ended September 30, 2005. On a same-store basis, income from operations as a percentage of net operating revenues decreased from 10.5% for the three months ended September 30, 2005 to 4.1% for the three months ended September 30, 2006. The decrease in income from continuing operations, net income and income from operations on a same-store basis is primarily due to the increase in the provision for bad debts, resulting from the change in the estimate of the allowance for doubtful accounts, offset by the improvements realized and efficiencies gained since the prior year at hospitals owned throughout both periods in the areas of salaries and benefits, supplies and contract labor.
Depreciation and amortization increased by $9.5 million from $40.5 million for the three months ended September 30, 2005 to $50.0 million for the three months ended September 30, 2006. Depreciation and amortization relating to hospitals acquired in 2005 and 2006, which have not been included in same-store results, accounted for $5.3 million of the increase, and capital expenditures at our other facilities account for the remaining $4.2 million.
Interest expense, net, increased by $3.3 million from $24.2 million for the three months ended September 30, 2005, to $27.5 million for the three months ended September 30, 2006, an increase in interest rates during the three months ended September 30, 2006, as compared to the three months ended September 30, 2005, accounted for a $4.4 million increase. This increase was offset by a decrease of $1.1 million due to a decrease in our average outstanding debt during the three months ended September 30, 2006 as compared to the three months ended September 30, 2005.
Income from continuing operations before income taxes decreased $58.8 million from $72.1 million for the three months ended September 30, 2005 to $13.3 million for the three months ended September 30, 2006, primarily as a result of the change in estimate of the allowance for doubtful accounts which increased the provision for bad debts.
Provision for income taxes decreased from $28.1 million for the three months ended September 30, 2005, to $5.1 million for the three months ended September 30, 2006 due to the decrease in income from continuing operations, before income taxes.
Net income was $8.2 million for the three months ended September 30, 2006 compared to $42.9 million for the three months ended September 30, 2005, a decrease of 80.8%.

Nine months Ended September 30, 2006 Compared to Nine months Ended September 30, 2005
Net operating revenues increased by 16.5% to $3,211.1 billion for the nine months ended September 30, 2006, from $2,756.3 million for the nine months ended September 30, 2005. Of the $454.8 million increase in net operating revenues the two hospitals acquired in 2005 and the six hospitals acquired in 2006, which are not yet included in same-store revenues, contributed approximately $249.5 million, and hospitals we owned throughout both periods contributed approximately $205.3 million, an increase of 7.4%. Of the increase from hospitals owned throughout both periods, approximately 7.3 percentage points were attributable to rate increases, payor mix and the acuity level of services provided and approximately 0.1 percentage points were attributable to volume increases.
Inpatient admissions increased by 10.6%. Adjusted admissions increased by 11.0%. On a same-store basis, inpatient admissions increased by 0.4% and same store adjusted admissions increased by 0.1%. With respect to consolidated admissions, approximately 9.2 percentage points of the increase in admissions were from newly acquired hospitals. On a same store basis, net inpatient revenues increased by 6.0% and net outpatient revenues increased by 9.0%. Consolidated and same-store average length of stay remained unchanged at 4.1 days.
Operating expenses, as a percentage of net operating revenues, increased from 84.7% for the nine months ended September 30, 2005 to 87.3% for the nine months ended September 30, 2006. Salaries and benefits, as a percentage of net operating revenues, remained unchanged at 39.8% for the nine months ended September 30, 2006 and for the nine months ended September 30, 2005 as the impact of recent acquisitions and the recognition of additional stock-based compensation offset efficiencies gained since the prior year period. Provision for bad debts, as a percentage of net revenues, increased from 10.1% for the nine months ended September 30, 2005, to 12.9% for the nine months ended September 30, 2006 due primarily to the $65.0 million change in estimate which increased the provision for bad debt. Supplies, as a percentage of net operating revenues, decreased from 12.1% for the nine months ended September 30, 2005 and to 11.8% for the nine months ended September 30, 2006. Rent and other operating expenses, as a percentage of net operating revenues, increased from 22.7% for the nine months ended September 30, 2005, to 22.8% for the nine months ended September 30, 2006 primarily as a result of an increase in medical specialist fees. Income from continuing operations margin decreased from 5.1% for the nine months ended September 30, 2005 to 3.7% for the nine months ended September 30, 2006. On a same-store basis, income from operations as a percentage of net operating revenues decreased from 10.9% for the nine months ended September 30, 2005 to 8.8% for the nine months ended September 30, 2006. The decrease in income from continuing operations, and income from operations on a same-store basis is primarily due to the increase in the provision for bad debts, resulting from the change in estimate of the allowance for doubtful accounts, offset by the improvements realized and efficiencies gained since the prior year at hospitals owned throughout both periods in the areas of salaries and benefits and supplies. Net income margins decreased from 4.3% for the nine months ended September 30, 2005 to 3.6% for the nine months ended September 30, 2006, as the decrease in income from continuing operations was offset by a decrease in both the loss on discontinued operations and the loss on sale and impairment on assets of the hospital held for sale associated with those hospitals.
Depreciation and amortization increased by $18.8 million from $120.8 million for the nine months ended September 30, 2005, to $139.6 million for the nine months ended September 30, 2006. The two hospitals acquired in 2005 and the six hospitals acquired in 2006 not yet included in same-store results accounted for $10.1 million of the increase, and capital expenditures at our other facilities account for the remaining $8.7 million.
Interest expense, net, increased by $3.1 million from $70.0 million for the nine months ended September 30, 2005, to $73.1 million for the nine months ended September 30, 2006. An increase in interest rates during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005 accounted for $11.1 million of the increase. This increase was offset by a decrease of $8.0 million as a result of a decrease in our average outstanding debt during the nine months ended September 30, 2006 as compared to the nine months ended September 30, 2005.
Income from continuing operations before income taxes decreased $35.9 million from $228.0 million for the nine months ended September 30, 2005 to $192.1 million for the nine months ended September 30, 2006, primarily as a result of the change in estimate of the allowance for doubtful accounts which increased the provision for bad debt expense offset by other operating improvements.
Provision for income taxes decreased from $88.7 million for the nine months ended September 30, 2005, to $74.2 million for the nine months ended September 30, 2006 due to the decrease in income from continuing operations, before income taxes.

Net income was $114.6 million for the nine months ended September 30, 2006 compared to $119.4 million for the nine months ended September 30, 2005, a decrease of 4.0%. The decrease is due to the decrease in income from continuing operations, offset by the decrease in loss on discontinued operations for the nine months ended September 30, 2006.
Liquidity and Capital Resources
Net cash provided by operating activities was $268.1 million for the nine months ended September 30, 2006 compared to $335.8 million for the nine months ended September 30, 2005, a decrease of $67.7 million or 20.2%. This decrease in cash flow from operating activities is primarily the result of the following: a delay in payments from Medicare in September 2006 of approximately $30.0 million, build-up in accounts receivable as a result of recent acquisitions in excess of a similar build-up in the prior year period of $17.6 million and an increase in cash paid for income taxes of $37.9 million during the nine months ended September 30, 2006, as compared to the nine months ended September 30, 2005, as a result of an increase in taxable income. These decreases in cash flows were offset by an increase in depreciation expense, a non-cash expense, of $17.3 million and the net cash flow impact from changes in all other assets and liabilities of $0.5 million. The use of cash in investing activities increased to $500.4 million from $169.5 million as a result of increased acquisition activity and the prior year period having included proceeds of $52.0 million received from the sale of four hospitals.
Capital Expenditures
Cash expenditures related to purchases of facilities were $317.4 million for the nine months ended September 30, 2006 and $61.0 million for the nine months ended September 30, 2005. The expenditures during the nine months ended September 30, 2006, included $299.2 million for the acquisition of six hospitals, contingent settlements of working capital items from three prior year acquisitions and the acquisition of two home health agencies, one of which is in one of our current markets and several physician practices in our current markets, as well as, $18.2 million for information systems and other equipment to integrate recently acquired hospitals. The expenditures for the nine months ended September 30, 2005, included $54.6 million for the acquisition of three hospitals, a surgery center in one of our current markets and the acquisition of a physician practice in one of our current markets, as well as, $6.4 million for information systems and other equipment to integrate recently acquired hospitals.
Excluding the cost to construct replacement hospitals, our capital expenditures for the nine months ended September 30, 2006, totaled $152.5 million, compared to $131.0 million for the nine months ended September 30, 2005. Costs to construct replacement hospitals totaled $6.1 million during the nine months ended September 30, 2006 and $1.9 million for the nine months ended September 30, 2005. Total additions to property and equipment during the nine months ended September 30, 2006 included $18.0 million related to the construction of the new corporate headquarters for which cash has not yet been expended.
Pursuant to hospital purchase agreements in effect as of September 30, 2006, we are required to build replacement facilities in Petersburg, Virginia, by August 2008, and in Shelbyville, Tennessee by June 2009. Also, as required by an amendment to a lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location. Estimated construction costs, including equipment, are approximately $230 million for these three replacement facilities. In addition, we have entered into an agreement with a developer to build a new corporate headquarters to be completed in the fourth quarter of 2006. In accordance with generally accepted accounting principles we are accounting for the new corporate headquarters as if we own the assets. Estimated construction costs of the new corporate headquarters are approximately $43 million of which approximately $35 million has been incurred through September 30, 2006. We expect total capital expenditures of approximately $260 to $275 million in 2006, including approximately $223 to $232 million for renovation and equipment purchases (which includes amounts which are required to be expended pursuant to the terms of the hospital purchase agreements) and approximately $37 to $43 million for construction and equipment cost of the replacement hospitals and corporate headquarters.
Capital Resources
Net working capital was $415.1 million at September 30, 2006, compared to $476.8 million at December 31, 2005. The $61.7 million decrease was attributable primarily to an increase in accrued liabilities and a decrease in cash offset by an increase in accounts receivable.

On August 19, 2004, we entered into a $1.625 billion senior secured credit facility with a consortium of lenders which was subsequently amended on December 16, 2004 and July 8, 2005. This facility replaced our previous credit facility and consists of a $1.2 billion term loan with a final maturity in 2011 (as opposed to 2010 under our previous facility) and a $425 million revolving tranche that matures in 2009. We may elect from time to time an interest rate per annum for the borrowings under the term loan, and revolving credit facility equal to (a) an alternate base rate, which will be equal to the greatest of (i) the Prime Rate; and (ii) the Federal Funds Effective Rate plus 50 basis points, plus (1) 75 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 175 basis points for the term loan and (2) the Eurodollar Applicable Margin for revolving credit loans. The applicable margin varies depending on the ratio of our total indebtedness to annual consolidated EBITDA, ranging from 0.25% to 1.25% for alternate base rate loans and from 1.25% to 2.25% for Eurodollar loans. We also pay a commitment fee for the daily average unused commitments under the revolving tranche. The commitment fee is based on a pricing grid depending on the Applicable Margin for Eurodollar revolving credit loans and ranges from 0.250% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, we will pay fees for each letter of credit issued under the credit facility. The purpose of the facility was to refinance our previous credit agreement, repay other indebtedness, and fund general corporate purposes including to declare and pay cash dividends, to repurchase shares or make other distributions, subject to certain restrictions. As of September 30, 2006, our availability for additional borrowings under our revolving credit facility was $153 million, of which $21 million is set aside for outstanding letters of credit. We also have the ability to add up to $200 million of borrowing capacity from receivable transactions (including securitizations) under its senior secured credit facility which has not yet been assessed. We also have the ability to amend the senior secured credit facility to provide for one or more tranches of term loans in our aggregate principal amount of $400 million, which we have not yet accessed. As of September 30, 2006, our weighted-average interest rate under our credit facility was 7.4%. The terms of the credit facility include various restrictive covenants. These covenants include restrictions on additional indebtedness, liens, investments, asset sales, capital expenditures, sale and leasebacks, contingent obligations, transactions with affiliates, dividends and stock repurchases and fundamental changes. We would be required to amend the existing credit agreement in order to pay dividends to our shareholders or repurchase our shares in excess of $200 million. The covenants also require maintenance of various ratios regarding consolidated total indebtedness, consolidated interest, and fixed charges.
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
We believe that internally generated cash flows, availability of additional borrowings under our revolving credit facility of $153 million, the ability to add $400 million of term loans and $200 million of accounts receivable securitized debt under our senior secured credit facility, and continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash flows, borrowings under our credit agreement as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.

Off-balance sheet arrangements
Excluding the hospital for which the lease expired in January 2005 pursuant to its terms, our consolidated operating results for the nine months ended September 30, 2006 and 2005, included $210.6 million and $207.5 million, respectively, of net operating revenue and $12.3 million and $18.4 million, respectively, of income from operations, generated from seven hospitals operated by us under operating lease arrangements. In accordance with generally accepted accounting principles, the respective assets and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet. Lease payments under these arrangements are included in rent expense when paid and totaled approximately $11.7 million for the nine months ended September 30, 2006 and $11.4 million for the nine months ended September 30, 2005. The current terms of these operating leases expire between June 2007 and December 2019, not including lease extensions that we have options to exercise. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.
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
Joint Ventures
We have from time to time sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. This was the case with our acquisition of Chestnut Hill Hospital in March 2005, pursuant to which we acquired an 85% interest with the remaining 15% interest owned by the University of Pennsylvania. In our other joint ventures, physicians are the minority interest holders. The amount of minority interest in equity is included in other long-term liabilities and the minority interest in income or loss is recorded separately in the condensed consolidated statements of income. We do not believe these minority ownerships are material to our financial position or results of operations. The balance of minority interests included in long-term liabilities was $21.4 million as of September 30, 2006, and $17.2 million as of December 31, 2005, and the amount of minority interest in earnings was $0.6 million for the three months ended September 30, 2006 and $0.7 million for the three months ended September 30, 2005 and $1.7 million for the nine months ended September 30, 2006 and $2.7 million for the nine months ended September 30, 2005.
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
Third Party Reimbursement
Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system”. Within the automated system, actual Medicare DRG data, coupled with all payors’ historical paid claims data, is utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis and subjected to review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We record adjustments to the estimated billings in the periods that such adjustments become known. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in future periods as final settlements are determined. However, due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. Adjustments related to final settlements or appeals increased net operating revenue by an insignificant amount in each of the three and nine months periods ended September 30, 2006 and September 30, 2005.
Allowance for Doubtful Accounts
Substantially all of our accounts receivable are related to providing healthcare services to our hospitals’ patients. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and outstanding patient balances for which the primary insurance payor has paid some but not all of the outstanding balance, with the remaining outstanding balance (generally deductibles and co-payments) owed by the patient. At the point of service, for patients required to make a co-payment, we generally collect less than 10% of the related revenue. For all procedures scheduled in advance, our policy is to verify insurance coverage prior to the date of the procedure. Insurance coverage is not verified in advance of procedures for walk-in and emergency room patients.
Effective September 30, 2006, we began estimating the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and, if present, anticipated changes in trends. For all other payor categories the Company began reserving 100% of all accounts aging over 365 days from the date of discharge. The percentage used to reserve for all self-pay accounts is based on our collection history. We believe that we collect substantially all of our third-party insured receivables which include receivables from governmental agencies. Previously, we estimated the allowance for doubtful accounts by reserving all accounts aging over 150 days from the date of discharge, without regard to payor class. We believe the revised methodology provides a better approach to reflect changes in payor mix and historical collection patterns and to respond to changes in trends. Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. We also review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, and the impact of recent acquisitions and dispositions.
Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects the ongoing collection efforts within the Company and is consistent with industry practices. We had approximately $845 million and $880 million at September 30, 2006 and December 31, 2005, respectively, being pursued by various outside collection agencies. We expect to collect less than 4%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. However, we take into consideration estimated collections of these amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.
Days revenue outstanding was 61 days at September 30, 2006 and 61 days at December 31, 2005. The change in our methodology of estimating our allowance for doubtful accounts reduced our days revenue outstanding by approximately 5 days. This decrease was offset by an increase of 2 days as a result of Medicare delaying payment of claims at the end of September 2006 and 3 days as a result of a build-up of accounts receivable at recently acquired hospitals. After giving effect to the change in our methodology of estimating our allowance for doubtful accounts, our target range for days revenue outstanding is 57 – 62 days.
The following table is an aging of our gross (prior to allowances for contractual adjustments and doubtful accounts) accounts receivable (in thousands):

	Balance as of
	September 30, 2006	December 31, 2005
Total gross accounts receivable	$2,333,072	$1,889,085

The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) summarized by aging categories is as follows:

	As of
	September 30,	December 31,
	2006	2005
0 to 60 days	65.9%	63.7%
61 to 150 days	16.7%	17.1%
151 to 365 days	6.1%	6.5%
Over 365 days	11.3%	12.7%

Total	100.0%	100.0%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	As of
	September 30,	December 31,
	2006	2005
Insured receivables	68%	65%
Self-pay receivables	32%	35%

Total	100%	100%

The total allowance for doubtful accounts, as reported in the condensed consolidated financial statements, as a percentage of self-pay receivables, net of other contractual allowance discounts, was approximately 63% at September 30, 2006, and 54% at December 31, 2005.
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

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109”, “FIN 48”, which clarifies the accounting for uncertainty in income taxes recognized in financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48.
In September 2006, the FASB issued Standard of Financial Accounting Standards (“SFAS”) No. 158, “Employers Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of this statement are effective as of the end of the first fiscal year ending after December 15, 2006. We do not expect the adoption of this statement to have a material effect on our consolidated results of operations or consolidated financial position.
FORWARD-LOOKING STATEMENTS
Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as ‘‘expects,’’ ‘‘anticipates,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘thinks,’’ and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following:
•	general economic and business conditions, both nationally and in the regions in which we operate;

•	demographic changes;

•	existing governmental regulations and changes in, or the failure to comply with, governmental regulations;

•	legislative proposals for healthcare reform;

•	the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which includes specific reimbursement changes for small urban and non-urban hospitals;

•	our ability, where appropriate, to enter into managed care provider arrangements and the terms of these arrangements;

•	changes in inpatient or outpatient Medicare and Medicaid payment levels;

•	increases in the amount and risk of collectibility of patient accounts receivable;

•	uncertainty regarding the application of the Health Insurance Portability and Accountability Act of 1996 regulations;

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply cost due to market pressure from pharmaceutical companies and new product releases;

•	liability and other claims asserted against us, including self-insured malpractice claims;

•	competition;

•	our ability to attract and retain qualified personnel, key management, physicians, nurses, and other healthcare workers;

•	trends toward treatment of patients in less acute or specialty healthcare settings including ambulatory surgery centers or specialty hospitals;

•	changes in medical or other technology;

•	changes in generally accepted accounting principles;

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to successfully acquire and integrate additional hospitals;

•	our ability to obtain adequate levels of general and professional liability insurance;

•	potential adverse impact of known and unknown government investigations;

•	timeliness of reimbursement payments received under government programs; and

•	the other risk factors set forth in our public filings with the Securities and Exchange Commission.

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
A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1.9 million for the three months ended September 30, 2006 and $4.7 million for the nine months ended September 30, 2006.
Item 4: Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e)) under the Securities and Exchange Act of 1934, as amended, as of December 31, 2005. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be included in this report has been recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be included in this report was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting during our third quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In May 2004, the relator in U.S. ex rel. Bledsoe filed an amended complaint alleging fraud involving Medicare billing at White County Community Hospital. We then filed a renewed motion to dismiss the amended complaint. On January 6, 2005, the District Court dismissed with prejudice the bulk of the relator’s allegations. The only remaining allegations involve a handful of 1997-98 charges at White County. After further motion practice between the relator and the United States Government regarding the relator’s right to participate in a previous settlement with the Company, the District Court again dismissed all claims in the case on December 13, 2005. On January 9, 2006, the relator filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit. The appeal has been fully briefed and awaits further action by the U.S. Court of Appeals.
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

On March 3, 2005, we were served with a complaint in Sheri Rix v. Heartland Regional Medical Center and Health Care Systems, Inc. in the Circuit Court of Williamson County, Illinois. This alleged class action was brought by the plaintiff on behalf of herself and as the representative of similarly situated uninsured individuals who were treated at our Heartland Regional Medical Center. The plaintiff alleges that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiff seeks recovery for breach of contract and the covenant of good faith and fair dealing, violation of the Illinois Consumer Fraud and Deceptive Practices Act, restitution of overpayment, and for unjust enrichment. The plaintiff class seeks compensatory and other damages and equitable relief. The Circuit Court Judge recently granted our motion to dismiss this case, but allowed the plaintiff to re-plead her case. We are vigorously defending this case.
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
On February 10, 2006, we received a letter from the Civil Division of the US Department of Justice requesting documents in an investigation they are conducting involving the Company. The inquiry appears to be related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 10th letter focused on our hospitals in 3 states: Arkansas, New Mexico, and South Carolina. On August 31, 2006, we received a follow up letter from the Justice Department requesting additional documents relating to the programs in New Mexico and the payments to the Company’s three hospitals there. For hospitals in New Mexico, the payments for this program approximate 0.3% of annual net revenue for 2005. We have provided the Department of Justice with the requested documents and continue to cooperate with the government’s inquiry. We are unable at this time to evaluate the existence or extent of any potential financial exposure.
In August 2006, our facility in Petersburg, Virginia (Southside Regional Medical Center) was notified of the pendency of a federal False Claims Act case styled U.S. ex rel. Vuyyuru v. Jadhar et al. filed in the Eastern District of Virginia. In addition to naming the hospital, Community Health Systems Professional Services Corporation, our management subsidiary, has also been named. The suit alleges that Dr. Jadhar, Southside Regional Medical Center, and other healthcare providers performed medically unnecessary procedures and billed federal healthcare programs and also alleges that the defendants defamed Dr. Vuyyuru in the process of terminating his medical staff privileges. Almost all of the allegations pre-date our acquisition of this facility and the seller’s successor-in-interest has agreed to indemnify the Company’s affiliates. The defendants believe that the allegations in this case are without merit and are vigorously defending the case. A motion to dismiss the case has been filed.
Item 1A.Risk Factors
There have been no material changes with regard to the risk factors previously disclosed in our most recent annual report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 16, 2005, the Company announced an open market repurchase program for up to five million shares of the Company’s common stock not to exceed $200 million in purchases. This purchase program commenced January 14, 2006 and will conclude at the earlier of three years or when the maximum number of shares have been repurchased or the maximum dollar amount has been reached. Through September 30, 2006, the Company had repurchased 3,824,800 shares at a weighted-average price of $35.95 per share under the repurchase program. The remaining maximum dollar amount of shares that is permitted to be purchased under the Company’s existing indebtedness is $44.9 million. This repurchase plan follows a prior repurchase plan for up to five million shares which concluded on January 13, 2006. The Company repurchased 3,029,700 shares at a weighted-average price of $31.20 per share under the prior program.

The following table contains information about our purchases of our common stock during the three months ended September 30, 2006.

			Total	Maximum
			Number	Number of
			of Shares	Shares
			Purchased as	that
			Part of	May Yet Be
			Publicly	Purchased
	Total Number		Announced	Under the
	of Shares	Average Price	Plans or	Plans or
Period	Purchased	Paid Per Share	Programs	Programs (1)
July 1, 2006 — July 31, 2006	—	—	—	1,175,200
August 1, 2006 — August 31, 2006	—	—	—	1,175,200
September 1, 2006 — September 30, 2006	—	—	—	1,175,200

(1)	As of September 30, 2006, the maximum dollar amount of shares that is permitted to be purchased under the Company’s existing indebtedness is $44.9 million.
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

Date: October 26, 2006	COMMUNITY HEALTH SYSTEMS, INC.
(Registrant)
	By:	/s/ Wayne T. Smith
Wayne T. Smith
Chairman of the Board, President and Chief Executive Officer (principal executive officer)

	By:	/s/ W. Larry Cash
W. Larry Cash
Executive Vice President, Chief Financial Officer and Director (principal financial officer)

	By:	/s/ T. Mark Buford
T. Mark Buford
Vice President and Corporate Controller (principal accounting officer)

Index to Exhibits

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.