Form 10-K
period 2006-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2007-02-20
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-15925

COMMUNITY HEALTH SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3893191
(State of incorporation)	(IRS Employer Identification No.)

4000 Meridian Boulevard Franklin, Tennessee (Address of principal executive offices)	37067 (Zip Code)

Registrant’s telephone number, including area code:
(615) 465-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES ☑     NO ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  YES ☐     NO ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,486,004,305. Market value is determined by reference to the closing price on June 30, 2006 of the Registrant’s Common Stock as reported by the New York Stock Exchange. The Registrant does not (and did not at June 30, 2006) have any non-voting common stock outstanding. As of February 1, 2007, there were 94,067,133 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this annual report is incorporated by reference from portions of the Registrant’s definitive proxy statement for its 2006 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2006.

FORM 10-K ANNUAL REPORT

COMMUNITY HEALTH SYSTEMS, INC.
Year ended December 31, 2006

PART I

Item 1.	BUSINESS OF COMMUNITY HEALTH SYSTEMS

Overview of Our Company

We are the largest non-urban provider of general hospital healthcare services in the United States in terms of number of facilities and net operating revenues. As of December 31, 2006, we owned, leased or operated 77 hospitals, geographically diversified across 22 states, with an aggregate of 9,117 licensed beds. We generate revenues by providing a broad range of general hospital healthcare services to patients in the communities in which we are located. Services provided by our hospitals include emergency room services, general surgery, critical care, internal medicine, obstetrics and diagnostic services. As part of providing these services we also own, outright or through partnerships with physicians, physician practices, imaging centers, home health agencies and ambulatory surgery centers. Through our corporate ownership and operation of these businesses we provide: standardization and centralization of operations across key business areas; a strategic direction to expand and improve services and facilities at our hospitals; implementation of a disciplined acquisition program; implementation of quality of care improvement programs and assistance in the recruitment of additional physicians to the markets in which our hospitals are located.

Our strategy also includes growth by acquisition. We target hospitals in growing, non-urban healthcare markets for acquisition because of their favorable demographic and economic trends and competitive conditions. Because non-urban service areas have smaller populations, there are generally fewer hospitals and other healthcare service providers in these communities and generally a lower level of managed care presence in these markets. We believe that smaller populations support less direct competition for hospital-based services. Also, we believe that non-urban communities generally view the local hospital as an integral part of the community.

Available Information

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

We also make available free of charge, through the investor relations section of our website, our Governance Principles, our Code of Conduct and the charters of our Audit and Compliance Committee, the Compensation Committee and the Governance and Nominating Committee.

We have included the Chief Executive Officer and the Chief Financial Officer certifications regarding the company’s public disclosure required by Section 302 of the Sarbanes -Oxley Act of 2002 as Exhibits 31.1 and 31.2 of this report. We timely submitted to the New York Stock Exchange (the “NYSE”) the 2006 Annual CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.

Our Business Strategy

With the objective of increasing shareholder value, the key elements of our business strategy are to:

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

Physician Recruiting.  The primary method of adding or expanding medical services is the recruitment of new physicians into the community. A core group of primary care physicians is necessary as an initial contact point for all local healthcare. The addition of specialists who offer services, including general surgery, OB/GYN, cardiovascular services, orthopedics and urology, completes the full range of medical and surgical services required to meet a community’s core healthcare needs. When we acquire a hospital, we identify the healthcare needs of the community by analyzing demographic data and patient referral trends. As a result of this analysis, we are able to determine what we believe to be the optimum mix of primary care physicians and specialists. We employ recruiters at the corporate level to support the local hospital managers in their recruitment efforts. We have increased the number of physicians affiliated with us through our recruiting efforts, net of turnover, by approximately 300 in 2006, 290 in 2005 and 270 in 2004. The percentage of recruited or other physicians commencing practice with us that were specialists was over 60% in 2006. Although in recent years we have begun employing more physicians, most of our physicians are in private practice in their communities and thus are not our employees. We have been successful in recruiting physicians because of the practice opportunities afforded physicians in our markets, as well as lower managed care penetration as compared to urban areas. These physicians are generally able to earn incomes comparable to incomes earned by physicians in urban centers.

Emergency Room Initiatives.  Given that over 60% of our hospital admissions originate in the emergency room, we systematically take steps to increase patient flow in our emergency rooms as a means of optimizing utilization rates for our hospitals. Furthermore, the impression of our overall operations by our customers is substantially influenced by our emergency rooms since generally that is their first experience with our hospitals. The steps we take to increase patient flow in our emergency rooms include renovating and expanding our emergency room facilities, improving service and reducing waiting times, as well as publicizing our emergency room capabilities in the local community. We have expanded or renovated 13 of our emergency rooms during the past three years, including six in 2006. We have also implemented marketing campaigns that emphasize the speed, convenience, and quality of our emergency rooms to enhance each community’s awareness of our emergency room services.

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

Expansion of Services.  In an effort to better meet the healthcare needs of the communities we serve and to capture a greater portion of the healthcare spending in our markets, we have added a broad range of services to our facilities. These services range from various types of diagnostic equipment capabilities to additional and renovated emergency rooms, surgical and critical care suites and specialty services. For example, in 2006, capital investments in 26 major construction projects, totaling approximately $100 million, were made. Those projects included new emergency rooms, cardiac cathertization labs, intensive care units, an ambulatory surgery center and hospital additions. These projects improved various diagnostic and other inpatient and outpatient service capabilities. We continue to believe that appropriate capital investments in our facilities combined with the development of our service capabilities will reduce the migration of patients to competing providers while providing an attractive return on investment. We also employ a small group of clinical consultants at our corporate headquarters to assist the hospitals in their development of surgery, emergency services, critical care and cardiovascular services.

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

Grow Through Selective Acquisitions

Acquisition Criteria.  Each year we intend to acquire, on a selective basis, two to four hospitals that fit our acquisition criteria. Generally, we pursue acquisition candidates that:

•	have a service area population between 20,000 and 400,000 with a stable or growing population base;

•	are the sole or primary provider of acute care services in the community;

•	are located in an area with the potential for service expansion;

•	are not located in an area that is dependent upon a single employer or industry; and

•	have financial performance that we believe will benefit from our management’s operating skills.

In each year since 1997, we have met or exceeded our acquisition goals. Occasionally, we have pursued acquisition opportunities outside of our specified criteria when such opportunities have had uniquely favorable characteristics. We currently estimate that there are approximately 400 hospitals that meet our acquisition criteria. These hospitals are primarily owned by governmental, not-for-profit, or faith based agencies.

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

At the time we acquire a hospital, we may commit to an amount of capital expenditures, such as a replacement facility, renovations, or equipment over a specified period of time. As an obligation under hospital purchase agreements in effect as of December 31, 2006, we are required to construct one replacement facility by August 2008 to be located in Petersburg, Virginia and one replacement facility by June 30, 2009 to be located in Shelbyville, Tennessee. Also, as required by an amendment to a lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location. Construction costs for these replacement hospitals are currently estimated to be approximately $230 million. In addition, other commitments under purchase agreements, which include amounts for costs such as capital improvements, equipment, selected leases and physician recruiting in effect as of December 31, 2006, obligate us to spend approximately $270 million through 2011.

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

•	Billing and Collections. We have adopted standard policies and procedures with respect to billing and collections. We have also automated and standardized various components of the collection cycle, including statement and collection letters and the movement of accounts through the collection cycle. Upon completion of an acquisition, our management information system team converts the hospital’s existing information system to our standardized system. This enables us to quickly implement our business controls and cost containment initiatives.

•	Physician Support. We support our newly recruited physicians to enhance their transition into our communities. We have implemented physician practice management seminars and training. We host these seminars bi-monthly. All newly recruited physicians are required to attend a three-day introductory seminar that covers issues involved in starting up a practice.

•	Procurement and Materials Management. We have standardized and centralized our operations with respect to medical supplies, equipment and pharmaceuticals used in our hospitals. Effective March 2005, we entered into a five-year participating agreement with automatic renewal terms of one year with HealthTrust Purchasing Group, L.P. (“Health Trust”), a group purchasing organization (“GPO”).

HealthTrust is the source for a substantial portion of our medical supplies, equipment and pharmaceuticals.

•	Facilities Management. We have standardized interiors, lighting and furniture programs. We have also implemented a standard process to initiate, evaluate and complete construction projects. Our corporate staff monitors all construction projects, and reviews and pays all construction project invoices. Our initiatives in this area have reduced our construction costs while maintaining the same level of quality and have shortened the time it takes us to complete these projects.

•	Other Initiatives. We have also improved margins by implementing standard programs with respect to ancillary services in areas including emergency rooms, pharmacy, laboratory, imaging, home health, skilled nursing, centralized outpatient scheduling and health information management. We have reduced costs associated with these services by improving contract terms and standardizing information systems. We work to identify and communicate best practices and monitor these improvements throughout the Company.

•	Internal Controls Over Financial Reporting. We have centralized many of our significant internal controls over financial reporting and standardized those other controls that are performed at our hospital locations. We continuously monitor compliance with and evaluate the effectiveness of our internal controls over financial reporting.

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

Industry Overview

The Centers for Medicare and Medicaid Services, or CMS, reported that in 2005, total U.S. healthcare expenditures grew by 6.9% to $2.0 trillion. It projected total U.S. healthcare spending to grow by 7.6% in 2006, by an average of 7.5% annually from 2007 through 2009 and by 7.0% annually from 2010 through 2015. By these estimates, healthcare expenditures will account for approximately $4.0 trillion, or 20.0% of the total U.S. gross domestic product, by 2015.

Hospital services, the market in which we operate, is the largest single category of healthcare at 31% of total healthcare spending in 2005, or $611.6 billion, as reported by CMS. CMS projects the hospital services category to grow by at least 6.7% per year through 2015. It expects growth in hospital healthcare spending to continue due to the aging of the U.S. population and consumer demand for expanded medical services. As hospitals remain the primary setting for healthcare delivery, it expects hospital services to remain the largest category of healthcare spending.

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

Urban vs. Non-Urban Hospitals

According to the U.S. Census Bureau, 21% of the U.S. population lives in communities designated as non-urban. In these non-urban communities, hospitals are typically the primary source of healthcare. In many cases a single hospital is the only provider of general healthcare services in these communities. According to the American Hospital Association, in 2006, there were approximately 2,000 non-urban hospitals in the U.S. We believe that a majority of these hospitals are owned by not-for-profit or governmental entities.

Factors Affecting Performance.  Among the many factors that can influence a hospital’s financial and operating performance are:

•	facility size and location;

•	facility ownership structure (i.e., tax-exempt or investor owned);

•	a facility’s ability to participate in group purchasing organizations; and

•	facility payor mix.

We believe that non-urban hospitals are generally able to obtain higher operating margins than urban hospitals. Factors contributing to a non-urban hospital’s margin advantage include fewer patients with complex medical problems, a lower cost structure, limited competition, and favorable Medicare payment provisions. Patients needing the most complex care are more often served by the larger and/or more specialized urban hospitals. A non-urban hospital’s lower cost structure results from its geographic location, as well as the lower number of patients treated who need the most highly advanced services. Additionally, because non-urban hospitals are generally sole providers or one of a small group of providers in their markets, there is limited competition. This generally results in more favorable pricing with commercial payors. Medicare has special payment provisions for “sole community hospitals.” Under present law, hospitals that qualify for this designation can receive higher reimbursement rates. As of December 31, 2006, 19 of our hospitals were “sole community hospitals.” In addition, we believe that non-urban communities are generally characterized by a high level of patient and physician loyalty that fosters cooperative relationships among the local hospitals, physicians, employees and patients.

The type of third party responsible for the payment of services performed by healthcare service providers is also an important factor which affects hospital operating margins. These providers have increasingly exerted pressure on healthcare service providers to reduce the cost of care. The most active providers in this regard have been HMOs, PPOs, and other managed care organizations. The characteristics of non-urban markets make them less attractive to these managed care organizations. This is partly because the limited size of non-urban markets and their diverse, non-national employer bases minimize the ability of managed care organizations to achieve economies of scale. In 2006, approximately 23.9% of our net operating revenues were paid by managed care organizations as compared to 23.7% in 2005 and 22.2% in 2004.

Hospital Industry Trends

Demographic Trends.  According to the U.S. Census Bureau, there are presently approximately 36.9 million Americans aged 65 or older in the U.S. who comprise approximately 13% of the total U.S. population. By the year 2030 the number of elderly is expected to climb to 71.5 million, or 20% of the total population. Due to the increasing life expectancy of Americans, the number of people aged 85 years and older is also expected to increase from 4.3 million to 9.6 million by the year 2030. This increase in life expectancy will increase demand for healthcare services and, as importantly, the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among the main beneficiaries of this increase in demand. Based on data compiled for us, the populations of the service areas where our hospitals are located grew by 19.6% from 1990 to 2005 and are expected to grow by 4.9% from 2005 to 2010. The number of people aged 55 or older in these service areas grew by 25.8% from 1990 to 2005 and is expected to grow by 12.7% from 2005 to 2010.

Consolidation.  During recent years a significant amount of private equity capital has been invested into the hospital industry. In addition, consolidation activity, primarily through mergers and acquisitions involving both for-profit and not-for-profit hospital systems is continuing. Reasons for this activity include:

•	excess capacity of available capital;

•	valuation levels;

•	financial performance issues, including challenges associated with changes in reimbursement and collectibility of self-pay revenue;

•	the desire to enhance the local availability of healthcare in the community;

•	the need and ability to recruit primary care physicians and specialists;

•	the need to achieve general economies of scale and to gain access to standardized and centralized functions, including favorable supply agreements and access to malpractice coverage; and

•	regulatory changes.

Selected Operating Data

The following table sets forth operating statistics for our hospitals for each of the years presented. Statistics for 2006 include a full year of operations for 69 hospitals and partial periods for 8 hospitals acquired during the year. Statistics for 2005 include a full year of operations for 66 hospitals and partial periods for 4 hospitals acquired during the year less one hospital that was consolidated with another hospital we own in the same community. Statistics for 2004 include a full year of operations for 64 hospitals and partial periods for 2 hospitals. Hospitals which have been sold are excluded from all periods presented.

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands)

Consolidated Data
Number of hospitals (at end of period)	77	69	66
Licensed beds(1)	9,117	7,974	7,358
Beds in service(2)	7,341	6,476	5,960
Admissions(3)	326,235	291,633	267,390
Adjusted admissions(4)	605,511	538,445	493,776
Patient days(5)	1,334,728	1,204,001	1,091,889
Average length of stay (days)(6)	4.1	4.1	4.1
Occupancy rate (beds in service)(7)	53.0%	52.9%	51.2%
Net operating revenues	$4,365,576	$3,738,320	$3,203,507
Net inpatient revenues as a % of total net operating revenues	50.0%	50.9%	50.5%
Net outpatient revenues as a % of total net operating revenues	48.7%	47.8%	48.1%
Net Income	$168,263	$167,544	$151,433
Net Income as a % of total net operating revenues	3.9%	4.5%	4.7%
Liquidity Data
Adjusted EBITDA(8)	$572,026	$573,200	$494,121
Adjusted EBITDA as a % of total net operating revenues(8)	13.1%	15.3%	15.4%
Net cash flows provided by operating activities	$350,255	$411,049	$325,750
Net cash flows provided by operating activities as a % of total net operating revenues	8.0%	11.0%	10.2%
Net cash flows used in investing activities	$(640,257)	$(327,272)	$(318,479)
Net cash flows provided by (used in) financing activities	$226,460	$(62,167)	$58,896

	Year Ended December 31,
	2006	2005
	(Dollars in thousands)

Same-Store Data(9)
Admissions(3)	294,820	291,633
Adjusted admissions(4)	543,074	538,445
Patient days(5)	1,213,429	1,204,001
Average length of stay (days)(6)	4.1	4.1
Occupancy rate (beds in service)(7)	53.3%	52.9%
Net operating revenues	$4,000,828	$3,737,607
Income from operations	$365,173	$406,774
Income from operations as a % of net operating revenues	9.1%	10.9%
Depreciation and amortization	$173,443	$163,455
Minority interest in earnings	$3,140	$3,104

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)	Beds in service are the number of beds that are readily available for patient use.

(3)	Admissions represent the number of patients admitted for inpatient treatment.

(4)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(5)	Patient days represent the total number of days of care provided to inpatients.

(6)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(7)	We calculated percentages by dividing the average daily number of inpatients by the weighted average of beds in service.

(8)	EBITDA consists of income before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to exclude discontinued operations, loss from early extinguishment of debt and minority interest in earnings. We have from time to time sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. We believe that it is useful to present adjusted EBITDA because it excludes the portion of EBITDA attributable to these third party interests and clarifies for investors our portion of EBITDA generated by continuing operations. We use adjusted EBITDA as a measure of liquidity. We have included this measure because we believe it provides investors with additional information about our ability to incur and service debt and make capital expenditures. Adjusted EBITDA is the basis for a key component in the determination of our compliance with some of the covenants under our senior secured credit facility, as well as to determine the interest rate and commitment fee payable under the senior secured credit facility.

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

The following table reconciles adjusted EBITDA, as defined, to our net cash provided by operating activities as derived directly from our consolidated financial statements for the years ended December 31, 2006, 2005, and 2004 (in thousands):

	Year Ended December 31,
	2006	2005	2004

Adjusted EBITDA	$572,026	$573,200	$494,121
Interest expense, net	(102,299)	(94,613)	(75,256)
Provision for income taxes	(106,682)	(120,782)	(104,071)
Deferred income taxes	(25,228)	9,889	41,902
Loss from operations of hospitals sold or held for sale	(657)	(10,505)	(7,279)
Income tax benefit on the non-cash impairment and loss on sale of hospitals	1,378	924	1,080
Depreciation and amortization of discontinued operations	—	1,599	9,225
Stock compensation expense	20,073	4,957	2
Excess tax benefits relating to stock based compensation	(6,819)	—	—
Other non-cash (income) expenses, net	500	740	669
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(71,141)	(47,455)	(31,814)
Supplies, prepaid expenses and other current assets	(4,544)	(16,838)	(13,549)
Accounts payable, accrued liabilities and income	52,151	84,956
taxes			(24,371)
Other	21,497	24,977	35,091

Net cash provided by operating activities	$350,255	$411,049	$325,750

(9)	Includes acquired hospitals to the extent we operated them during comparable periods in both years.

Sources of Revenue

We receive payment for healthcare services provided by our hospitals from:

•	the federal Medicare program;

•	state Medicaid or similar programs;

•	healthcare insurance carriers, health maintenance organizations or “HMOs,” preferred provider organizations or “PPOs,” and other managed care programs; and

•	patient directly.

The following table presents the approximate percentages of net operating revenue received from Medicare, Medicaid, managed care, self-pay and other sources for the periods indicated. The data for the years presented are not strictly comparable due to the significant effect that hospital acquisitions have had on these statistics.

Net Operating Revenues by Payor Source	2006	2005	2004

Medicare	30.7%	32.0%	31.9%
Medicaid	11.0%	11.2%	10.3%
Managed Care	23.9%	23.7%	22.2%
Self-pay	11.9%	11.5%	12.9%
Other third party payors	22.5%	21.6%	22.7%

Total	100.0%	100.0%	100.0%

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

In addition to government programs, we are paid by private payors, which include insurance companies, HMOs, PPOs, other managed care companies, employers, and by patients directly. The Blue Cross HMO payors are included in the above captioned Managed Care line item. All other Blue Cross payors are included in the above captioned Other third party payors line item. Patients are generally not responsible for any difference between customary hospital charges and amounts paid for hospital services by Medicare and Medicaid programs, insurance companies, HMOs, PPOs, and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. To further reduce their healthcare costs, an increasing number of insurance companies, HMOs, PPOs, and other managed care companies are negotiating discounted fee structures or fixed amounts for hospital services performed, rather than paying healthcare providers the amounts billed. We negotiate discounts with managed care companies, which are typically smaller than discounts under governmental programs. If an increased number of insurance companies, HMOs, PPOs, and other managed care companies succeed in negotiating discounted fee structures or fixed amounts, our results of operations may be negatively affected. For more information on the payment programs on which our revenues depend, see “Payment” on page 15.

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

Recent Changes.  In recent years, numerous changes have been made in the oversight of health care providers to provide an increased emphasis on the linkage between quality of care criteria and payment levels. For example, hospital Medicare payments are now impacted by the hospital’s accurate reporting of the basic elements of care provided to patients with certain diagnoses. As another indication of this trend and focus, the Joint Commission no longer gives numerical scores at scheduled triennial surveys; they now score hospitals and other accredited providers on a pass-fail basis at unannounced surveys. Because hospitals no longer are able to prepare for a survey at a time certain, it is possible that there will be an increase in negative survey findings, which could lead to a loss of accreditation. Other provider types are facing similar changes in payment and quality oversight.

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

Provisions in the Deficit Reduction Act of 2005 (“DRA”) that went into effect on January 1, 2007 give states significant financial incentives to enact false claims laws modeled on the federal FCA. Additionally, the DRA requires every entity that receives annual payments of at least $5 million from a state Medicaid plan to establish written policies for its employees that provide detailed information about federal and state false claims statutes and the whistleblower protections that exist under those laws. Both provisions of the DRA are expected to result in increased false claims litigation against health care providers. We have complied with the written policy requirements.

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

Certificates of Need.  The construction of new facilities, the acquisition of existing facilities and the addition of new services at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. We operate 44 hospitals in 12 states that have adopted certificate of need laws for acute care facilities. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of a hospital’s licenses.

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

Payments for inpatient acute services are generally made pursuant to a prospective payment system, commonly known as “PPS.” Under PPS, our hospitals are paid a predetermined amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group, commonly known as a (“DRG”), based upon the patient’s condition and treatment during the relevant inpatient stay. For the federal fiscal year 2007, each DRG is assigned a payment rate using 67% of the national average charge per case and 33% of the national average cost per case. For the federal year 2008, each DRG is assigned a payment rate using 67% of the national average cost per case and 33% of the national average charge per case. For the federal fiscal year 2009, each DRG is assigned a payment rate using 100% of the national average cost per case. DRG payments are based on national averages and not on charges or costs specific to a hospital. However, DRG payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. While a hospital generally does not receive payment in addition to a DRG payment, hospitals may qualify for an “outlier” payment when the relevant patient’s treatment costs are extraordinarily high and exceed a specified regulatory threshold.

The DRG rates are adjusted by an update factor on October 1 of each year, the beginning of the federal fiscal year (i.e., the federal fiscal year beginning October 1, 2006 is referred to as the 2007 federal fiscal year). The index used to adjust the DRG rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, DRG payment rates were increased by the full “market basket index”, for the federal fiscal years 2004, 2005, 2006 and 2007 or 3.4%, 3.3%, 3.7% and 3.4%, respectively. The Deficit Reduction Act of 2005 imposes a 2% reduction to the market basket index beginning in the federal fiscal year 2007 if patient quality data is not submitted. We intend to comply with this data submission requirement. Future legislation may decrease the rate of increase for DRG payments, but we are not able to predict the amount of any reduction or the effect that any reduction will have on us.

In addition, hospitals may qualify for Medicare disproportionate share payments when their percentage of low income patients exceeds specified regulatory thresholds. A majority of our hospitals qualify to receive Medicare disproportionate share payments. For the majority of our hospitals that qualify to receive Medicare disproportionate share payments, these payments were increased by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 effective April 1, 2004. These Medicare disproportionate share payments as a percentage of net operating revenues were 2.1% for each of the three years ended December 31, 2006, 2005 and 2004, respectively.

Beginning August 1, 2000, we began receiving Medicare reimbursement for outpatient services through a PPS. Under the Balanced Budget Refinement Act of 1999, non-urban hospitals with 100 beds or less were held harmless through December 31, 2004 under this Medicare outpatient PPS. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 extended the hold harmless provision for non-urban hospitals with 100 beds or less and for non-urban sole community hospitals with more than 100 beds through December 31, 2005. The Deficit Reduction Act of 2005 extended the hold harmless provision for non-urban hospitals with 100 beds or less that are not sole community hospitals through December 31, 2008; however reduces the amount these hospitals would receive in hold harmless payment by 5% in 2006, 10% in 2007 and 15% in 2008. Of our 77 hospitals at December 31, 2006, 31 qualified for this relief. The outpatient conversion factor rate was increased by 3.4% effective January 1, 2004; however, adjustments to other variables within the outpatient PPS resulted in an approximate 4.3% to 4.7% net increase in outpatient PPS payments. The outpatient conversion factor was increased 3.3% effective January 1, 2005; however, coupled with adjustments to other variables within the outpatient PPS resulted in an approximate 4.8% to 5.2% net increase in outpatient

PPS payments. The outpatient conversion factor was increased 3.7% effective January 1, 2006; however coupled with adjustments to other variables with the outpatient PPS, an approximate 2.2% to 2.6% net increase in outpatient payments occurred. The outpatient conversion factor was increased 3.4% effective January 1, 2007; however, coupled with adjustments to other variables with the outpatient PPS, an approximate 2.5% to 2.9% net increase in outpatient payments is expected to occur.

Skilled nursing facilities and swing bed facilities were historically paid by Medicare on the basis of actual costs, subject to limitations. The Balanced Budget Act of 1997 established a PPS for Medicare skilled nursing facilities and mandated that swing bed facilities must be incorporated into the skilled nursing facility PPS. For federal fiscal year 2004 skilled nursing facility PPS payment rates are increased by the full market basket of 3.0% coupled with a 3.26% increase to reflect the difference between the market basket forecast and the actual market basket increase from the start of the skilled nursing facility PPS in July 1998. For federal fiscal year 2005, skilled nursing facility PPS payment rates were increased by the full market basket of 2.8%. For federal fiscal year 2006, skilled nursing facility PPS payment rates were increased 3.1%; however coupled with adjustments to other variables within the skilled nursing facility PPS, an approximate 3.9% to 4.3% net increase in skilled nursing facility PPS payments occurred. For federal fiscal year 2007, skilled nursing facility PPS rates were increased by the full SNF market basket index of 3.1%.

The Department of Health and Human Services established a PPS for home health services effective October 1, 2000. The home health agency PPS per episodic payment rate increased by 3.3% on October 11, 2003. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 implemented an 0.8% reduction to the market basket increase to the home health agency PPS per episodic payment rate effective April 1, 2004 and for the federal fiscal years 2005 and 2006, and increased Medicare payments by 5.0% to home health services provided in rural areas from April 1, 2004 through March 31, 2005. The Deficit Reduction Act of 2005 extended the 5.0% increase to home health services provided in rural areas for an additional year effective January 1, 2006 and froze home health agency payments for 2006 at 2005 levels. The home health agency PPS per episodic payment rate increased by 2.3% on January 1, 2005, 0% on January 1, 2006, and 3.3% on January 1, 2007.

Medicaid.  Most state Medicaid payments are made under a PPS or under programs which negotiate payment levels with individual hospitals. Medicaid is currently funded jointly by state and federal government. The federal government and many states are currently considering significantly reducing Medicaid funding, while at the same time expanding Medicaid benefits. We can provide no assurance that reductions to Medicaid fundings will not have a material adverse effect on our results of operations.

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

In addition to the competition we face for acquisitions, we must also compete with other hospitals and healthcare providers for patients. The competition among hospitals and other healthcare providers for patients has intensified in recent years. Our hospitals are primarily located in non-urban service areas. Most of our hospitals face no direct competition because there are no other hospitals in their primary service areas. However, these hospitals do face competition from hospitals outside of their primary service area, including hospitals in urban areas that provide more complex services. Patients in our primary service areas may travel to these other hospitals for a variety of reasons, including the need for services we do not offer or physician referrals. Patients who are required to seek services from these other hospitals may subsequently shift their preferences to those hospitals for services we do provide.

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

We have a Code of Conduct which applies to all directors, officers, employees and consultants, and a confidential disclosure program to enhance the statement of ethical responsibility expected of our employees and business associates who work in the accounting, financial reporting, and asset management areas of our Company. Our Code of Conduct is posted on our website, www.chs.net.

Employees

At December 31, 2006, we employed approximately 27,000 full time employees and 12,000 part-time employees. Of these employees, approximately 2,000 are union members. We currently believe that our labor relations are good.

Professional Liability

As part of our business of owning and operating hospitals, we are subject to legal actions alleging liability on our part. To cover claims arising out of the operations of hospitals, we maintain professional malpractice liability insurance and general liability insurance on a claims made basis in excess of those amounts for which we are self-insured, in amounts we believe to be sufficient for our operations. We also maintain umbrella liability coverage for claims which, due to their nature or amount, are not covered by our other insurance policies. However, our insurance coverage does not cover all claims against us or may not continue to be available at a reasonable cost for us to maintain adequate levels of insurance. For a further discussion of our insurance coverage, see our discussion of professional liability insurance claims in “Management’s discussion and analysis of financial condition and results of operations.”

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

We are significantly leveraged. The chart below shows our level of indebtedness and other information as of December 31, 2006. This chart does not include $425 million that would be available for future borrowings under the revolving tranche of our senior secured credit facility, of which $21 million is reserved for outstanding letters of credit.

As of
December 31, 2006
($ in millions)

Senior secured credit facility
Term loans	$1,572
Notes	300
Other	69

Total debt	1,941

Stockholder equity	1,724

Year Ended
December 31,2006

Ratio of earnings to fixed charges(a)	3.14 x

(a)	In calculating the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense (which includes amortization of deferred financing costs and debt issuance costs) and one-quarter of rent expense deemed representative of that portion of rent expense to be attributable to interest.

Our leverage could have important consequences for you, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures and future business opportunities;

•	the debt service requirements of our other indebtedness could make it more difficult for us to satisfy our financial obligations, including those related to the notes;

•	some of our borrowings, including borrowings under our senior secured credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

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

In March 2005, we entered into a five-year participation agreement with automatic renewal terms of one year each with HealthTrust Purchasing Group, L.P., a GPO which replaced a similar arrangement with another GPO. GPOs attempt to obtain favorable pricing on medical supplies with manufacturers and vendors who sometimes negotiate exclusive supply arrangements in exchange for the discounts they give. Recently some vendors who are not GPO members have challenged these exclusive supply arrangements. In addition, the U.S. Senate has held hearings with respect to GPOs and these exclusive supply arrangements. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could incur higher costs for our medical supplies obtained through HealthTrust. These higher costs could cause our operating results to decline.

There can be no assurance that our arrangement with HealthTrust will provide the discounts we expect to achieve.

If the fair value of our reporting units declines, a material non-cash charge to earnings from impairment of our goodwill could result.

Affiliates of Forstmann Little & Co. acquired our predecessor company in 1996 principally for cash. We recorded a significant portion of the purchase price as goodwill. Since September 21, 2004, Forstmann Little and Co. has not owned any shares of our common stock. We have also recorded as goodwill a portion of the purchase price for many of our subsequent hospital acquisitions. At December 31, 2006, we had approximately $1.4 billion of goodwill recorded on our books. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.

Risks related to our industry

If federal or state healthcare programs or managed care companies reduce the payments we receive as reimbursement for services we provide, our net operating revenues may decline.

In 2006, 41.7% of our net operating revenues came from the Medicare and Medicaid programs. In recent years, federal and state governments made significant changes in the Medicare and Medicaid programs, including the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Some of these changes have decreased the amount of money we receive for our services relating to these programs.

In recent years, Congress and some state legislatures have introduced an increasing number of other proposals to make major changes in the healthcare system including an increased emphasis on the linkage between quality of care criteria and payment levels such as the submission of patient quality data to the Secretary of Health and Human Services. Future federal and state legislation may further reduce the payments we receive for our services. For example, the Governor of the State of Tennessee implemented cuts in the second half of 2005 in TennCare by restricting eligibility and capping specified services.

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

In recent years, physicians, hospitals, and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability, or related legal theories. Many of these actions involve large claims and significant defense costs. To protect us from the cost of these claims, we maintain professional malpractice liability insurance and general liability insurance coverage in excess of those amounts for which we are self-insured, in amounts that we believe to be sufficient for our operations. However, our insurance coverage does not cover all claims against us or may not continue to be available at a reasonable cost for us to maintain adequate levels of insurance. The cost of malpractice and other liability insurance decreased in 2004 by 0.2%, decreased in 2005 by 0.2% and increased in 2006 by 0.1% as a percentage of net operating revenue. If these costs rise rapidly, our profitability could decline. For a further discussion of our insurance coverage, see our discussion of professional liability insurance claims in “Management’s discussion and analysis of financial condition and results of operations.”

If we experience growth in self-pay volume and revenue, our financial condition or results of operations could be adversely affected.

Like others in the hospital industry, we have experienced an increase in our provision for bad debts as a percentage of net operating revenue due to a growth in self-pay volume and revenue. Although we continue to seek ways of improving point of service collection efforts and implementing appropriate payment plans with our patients, if we experience growth in self-pay volume and revenue, our results of operations could be adversely affected. Further, our ability to improve collections for self-pay patients may be limited by statutory, regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients.

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

Corporate Headquarters

Pursuant to our lease agreement with a developer, construction was completed on our corporate headquarters, located in Franklin, Tennessee. In January 2007 we exercised our purchase option with the developer and acquired the building by purchasing the equity interests of the previous owner.

Hospitals

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

For each of our hospitals, the following table shows its location, the date of its acquisition or lease inception and the number of licensed beds as of December 31, 2006:

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Alabama
Woodland Community Hospital	Cullman	100	October, 1994	Owned
Parkway Medical Center Hospital	Decatur	108	October, 1994	Owned
L.V. Stabler Memorial Hospital	Greenville	72	October, 1994	Owned

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Hartselle Medical Center	Hartselle	150	October, 1994	Owned
South Baldwin Regional Center	Foley	112	June, 2000	Leased
Cherokee Medical Center	Centre	60	April, 2006	Owned
Dekalb Regional Medical Center	Fort Payne	134	April, 2006	Owned
Arizona
Payson Regional Medical Center	Payson	44	August, 1997	Leased
Western Arizona Regional Medical Center	Bullhead City	123	July, 2000	Owned
Arkansas
Harris Hospital	Newport	133	October, 1994	Owned
Helena Regional Medical Center	Helena	155	March, 2002	Leased
Forrest City Medical Center	Forrest City	118	March, 2006	Leased
California
Barstow Community Hospital	Barstow	56	January, 1993	Leased
Fallbrook Hospital	Fallbrook	47	November, 1998	Operated(2)
Watsonville Community Hospital	Watsonville	106	September, 1998	Owned
Florida
Lake Wales Medical Center	Lake Wales	154	December, 2002	Owned
North Okaloosa Medical Center	Crestview	110	March, 1996	Owned
Georgia
Fannin Regional Hospital	Blue Ridge	50	January, 1986	Owned
Illinois
Crossroads Community Hospital	Mt. Vernon	55	October, 1994	Owned
Gateway Regional Medical Center	Granite City	406	January, 2002	Owned
Heartland Regional Medical Center	Marion	92	October, 1996	Owned
Red Bud Regional Hospital	Red Bud	31	September, 2001	Owned
Galesburg Cottage Hospital	Galesburg	173	July, 2004	Owned
Vista Medical Center East/West	Waukegan	407	July, 2006	Owned
Union County Hospital	Anna	25	November, 2006	Leased
Kentucky
Parkway Regional Hospital	Fulton	70	May, 1992	Owned
Three Rivers Medical Center	Louisa	90	May, 1993	Owned
Kentucky River Medical Center	Jackson	55	August, 1995	Leased
Louisiana
Byrd Regional Hospital	Leesville	60	October, 1994	Owned
River West Medical Center	Plaquemine	80	August, 1996	Leased
Missouri
Moberly Regional Medical Center	Moberly	103	November, 1993	Owned
Northeast Regional Medical Center	Kirksville	115	December, 2000	Leased
Mineral Area Regional Medical Center	Farmington	135	June, 2006	Owned
New Jersey
Memorial Hospital of Salem County	Salem	140	September, 2002	Owned
New Mexico
Mimbres Memorial Hospital	Deming	49	March, 1996	Owned

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Eastern New Mexico Medical Center	Roswell	162	April, 1998	Owned
Northeastern Regional Hospital	Las Vegas	54	April, 2000	Owned
North Carolina
Martin General Hospital	Williamston	49	November, 1998	Leased
Oklahoma
Ponca City Medical Center	Ponca City	140	May, 2006	Owned
Pennsylvania
Berwick Hospital	Berwick	101	March, 1999	Owned
Brandywine Hospital	Coatesville	168	June, 2001	Owned
Jennersville Regional Hospital	West Grove	59	October, 2001	Owned
Easton Hospital	Easton	330	October, 2001	Owned
Lock Haven Hospital	Lock Haven	59	August, 2002	Owned
Pottstown Memorial Medical Center	Pottstown	227	July, 2003	Owned
Phoenixville Hospital	Phoenixville	136	August, 2004	Owned
Chestnut Hill Hospital	Philadelphia	222	February, 2005	Owned
Sunbury Community Hospital	Sunbury	92	October, 2005	Owned
South Carolina
Marlboro Park Hospital	Bennettsville	102	August, 1996	Leased
Chesterfield General Hospital	Cheraw	59	August, 1996	Leased
Springs Memorial Hospital	Lancaster	200	November, 1994	Owned
Tennessee
Lakeway Regional Hospital	Morristown	135	May, 1993	Owned
White County Community Hospital	Sparta	60	October, 1994	Owned
Regional Hospital Of Jackson	Jackson	154	January, 2003	Owned
Dyersburg Regional Medical Center	Dyersburg	225	January, 2003	Owned
Haywood Park Community Hospital	Brownsville	62	January, 2003	Owned
Henderson County Community Hospital	Lexington	45	January, 2003	Owned
McKenzie Regional Hospital	McKenzie	45	January, 2003	Owned
McNairy Regional Hospital	Selmer	45	January, 2003	Owned
Volunteer Community Hospital	Martin	100	January, 2003	Owned
Bedford County Medical Center	Shelbyville	104	July, 2005	Leased
Sky Ridge Medical Center	Cleveland	351	October, 2005	Owned
Texas
Big Bend Regional Medical Center	Alpine	40	October, 1999	Owned
Cleveland Regional Medical Center	Cleveland	107	August, 1996	Leased
Scenic Mountain Medical Center	Big Spring	150	October, 1994	Owned
Hill Regional Hospital	Hillsboro	92	October, 1994	Owned
Lake Granbury Medical Center	Granbury	59	January, 1997	Owned
South Texas Regional Medical Center	Jourdanton	67	November, 2001	Owned
Laredo Medical Center	Laredo	326	October, 2003	Owned
Weatherford Regional Medical Center	Weatherford	99	November, 2006	Leased
Utah
Mountain West Medical Center	Tooele	35	October, 2000	Owned

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Virginia
Southern Virginia Regional Medical Center	Emporia	80	March, 1999	Owned
Russell County Medical Center	Lebanon	78	September, 1986	Owned
Southampton Memorial Hospital	Franklin	105	March, 2000	Owned
Southside Regional Medical Center	Petersburg	408	August, 2003	Leased
West Virginia
Plateau Medical Center	Oak Hill	25	July, 2002	Owned
Wyoming
Evanston Regional Hospital	Evanston	42	November, 1999	Owned

Total Licensed Beds at December 31, 2006		9,117

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)	We operate this hospital under a lease-leaseback and operating agreement. We recognize all operating statistics, revenue and expenses associated with this hospital in our consolidated financial statements.

Item 3.	Legal Proceedings

From time to time, we receive various inquiries or subpoenas from state regulators, fiscal intermediaries, CMS and the Department of Justice regarding various Medicare and Medicaid issues. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. We are not aware of any pending or threatened litigation that is not covered by insurance policies or reserved for in our financial statements or which we believe would have a material adverse impact on us.

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

In May 2004, the relator in U.S. ex rel. Bledsoe filed an amended complaint alleging fraud involving Medicare billing at White County Community Hospital. We then filed a renewed motion to dismiss the amended complaint. On January 6, 2005, the District Court dismissed with prejudice the bulk of the relator’s allegations. The only remaining allegations involve a handful of 1997-98 charges at White County. After further motion practice between the relator and the United States Government regarding the relator’s right to participate in a previous settlement with the Company, the District Court again dismissed all claims in the case on December 13, 2005. On January 9, 2006, the relator filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit. The appeal has been fully briefed and oral argument will be heard by the U.S. Court of Appeals on April 10, 2007.

In August 2004, we were served a complaint in Arleana Lawrence and Robert Hollins v. Lakeview Community Hospital and Community Health Systems, Inc. (now styled Arleana Lawrence and Lisa Nichols vs. Eufaula Community Hospital, Community Health Systems, Inc., South Baldwin Regional Medical Center and Community Health Systems Professional Services Corporation) in the Circuit Court of Barbour County, Alabama (Eufaula Division). This alleged class action was brought by the plaintiffs on behalf of themselves and as the representatives of similarly situated uninsured individuals who were treated at our Lakeview Hospital or any of our other Alabama hospitals. The plaintiffs allege that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiffs seek restitution of overpayment, compensatory and other allowable damages and injunctive relief. In October 2005, the complaint was amended to eliminate one of the named plaintiffs and to add our management company subsidiary as a defendant. In November 2005, the complaint was again amended to add another plaintiff, Lisa Nichols and another defendant, our hospital in Foley, Alabama, South Baldwin Regional Medical Center. Discovery has been concluded on the class determination issues and briefing will proceed. We are vigorously defending this case.

In September 2004, we were served with a complaint in James Monroe v. Pottstown Memorial Hospital and Community Health Systems, Inc. in the Court of Common Pleas, Montgomery County, Pennsylvania. This alleged class action was brought by the plaintiff on behalf of himself and as the representative of similarly situated uninsured individuals who were treated at our Pottstown Memorial Hospital or any of our other Pennsylvania hospitals. The plaintiff alleges that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiff seeks recovery under the Pennsylvania Unfair Trade Practices and Consumer Protection Law, restitution of overpayment, compensatory and other allowable damages and injunctive relief. This case was recently dismissed and refiled, adding our management company subsidiary as a defendant. Discovery has commenced in this case. We are vigorously defending this case.

On March 3, 2005, we were served with a complaint in Sheri Rix v. Heartland Regional Medical Center and Health Care Systems, Inc. in the Circuit Court of Williamson County, Illinois. This alleged class action was brought by the plaintiff on behalf of herself and as the representative of similarly situated uninsured individuals who were treated at our Heartland Regional Medical Center. The plaintiff alleges that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiff seeks recovery for breach of contract and the covenant of good faith and fair dealing, violation of the Illinois Consumer Fraud and Deceptive Practices Act, restitution of overpayment, and for unjust enrichment. The plaintiff class seeks compensatory and other damages and equitable relief. The Circuit Court Judge recently granted our motion to dismiss this case, but allowed the plaintiff to re-plead her case. The plaintiff elected to appeal the Circuit Court’s decision in lieu of amending her case. The parties are briefing their positions. We are vigorously defending this case.

On April 8, 2005, we were served with a first amended complaint, styled Chronister, et al. v. Granite City Illinois Hospital Company, LLC d/b/a Gateway Regional Medical Center, in the Circuit Court of Madison County, Illinois. The complaint seeks class action status on behalf of the uninsured patients treated at Gateway Regional Medical Center and alleges statutory, common law, and consumer fraud in the manner in which the hospital bills and collects for the services rendered to uninsured patients. The plaintiff seeks compensatory and punitive damages and declaratory and injunctive relief. We are awaiting a ruling on our motion to dismiss. We are vigorously defending this case.

On February 10, 2006, we received a letter from the Civil Division of the Department of Justice requesting documents in an investigation they are conducting involving the Company. The inquiry relates to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 10th letter focused on our hospitals in 3 states: Arkansas, New Mexico, and South Carolina. On August 31, 2006, we received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to the Company’s three hospitals there. For hospitals in New Mexico, the payments for this program approximate 0.3% of annual net operating revenue for 2006. We have provided the Department of Justice with the requested documents and continue to cooperate with the government’s inquiry. We are unable at this time to evaluate the existence or extent of any potential financial exposure.

In August 2006, our facility in Petersburg, Virginia (Southside Regional Medical Center) was notified of the pendency of a federal False Claims Act case styled U.S. ex rel. Vuyyuru v. Jadhav et al. filed in the Eastern District of Virginia. In addition to naming the hospital, Community Health Systems Professional Services Corporation, our management subsidiary, has also been named. The suit alleges that Dr. Jadhav, Southside Regional Medical Center, and other healthcare providers performed medically unnecessary procedures and billed federal healthcare programs and also alleges that the defendants defamed Dr. Vuyyuru in the process of terminating his medical staff privileges. Almost all of the allegations pre-date our acquisition of this facility and the seller’s successor-in-interest has agreed to indemnify the Company and its affiliates. We believe that the allegations in this case are without merit and are vigorously defending the case. A motion to dismiss the case has been filed.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed an initial public offering of our common stock on June 14, 2000. Our common stock began trading on June 9, 2000 and is listed on the New York Stock Exchange under the symbol CYH. At February 1, 2007, there were approximately 49 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the New York Stock Exchange.

	High	Low

Year Ended December 31, 2005
First Quarter	$36.33	$26.96
Second Quarter	38.60	33.14
Third Quarter	39.52	32.65
Fourth Quarter	40.72	35.62
Year Ended December 31, 2006
First Quarter	$39.96	$35.33
Second Quarter	38.39	34.94
Third Quarter	39.18	35.70
Fourth Quarter	37.26	31.00

We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. Our senior secured credit facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $300 million in the aggregate.

On December 13, 2006, we announced an open market repurchase program for up to five million shares of our common stock not to exceed $200 million in purchases. This purchase program commenced December 13, 2006 and will conclude at the earlier of three years or when the maximum number of shares have been repurchased. As of December 31, 2006 the Company has not repurchased any shares under this repurchase plan. This repurchase plan follows a prior repurchase plan for up to five million shares which concluded on November 8, 2006. We repurchased 5,000,000 shares at a weighted average price of $35.23 per share under this program. The following table contains information about our purchases of our common stock during the three months ended December 31, 2006.

			Total Number of
			Shares	Maximum
			Purchased as	Number of Shares
			Publicly	that May Yet be
	Total Number of	Average	Announced	Purchased Under
	Shares	Price Paid	Plans or	the Plans or
Period	Purchased	per Share	Programs	Programs

October 1, 2006 — October 31, 2006	—	$—	—	1,175,200
November 1, 2006 — November 30, 2006	1,175,200	32.86	—	—
December 1, 2006 — December 31, 2006	—	—	—	5,000,000

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

Community Health Systems, Inc.
Five Year Summary of Selected Financial Data

	Year Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except share and per share data)

Consolidated Statement of Operations Data
Net operating revenues	$4,365,576	$3,738,320	$3,203,507	$2,676,520	$2,039,250
Income from operations	380,460 (4)	405,533	342,472	293,808	240,094
Income from continuing operations	171,479	190,138	162,357	135,419	101,055
Net income	168,263	167,544	151,433	131,472	99,984
Earnings per common share — Basic:
Income from continuing operations	$1.81	$2.15	$1.70	$1.38	$1.03
(Loss) Income on discontinued operations	(0.04)	(0.26)	(0.12)	(0.04)	(0.01)

Net Income	$1.77	$1.89	$1.58	$1.34	$1.02

Earnings per common share — Diluted:
Income from continuing operations	$1.78	$2.02	$1.62	$1.33	$1.01
(Loss) Income on discontinued operations	(0.03)	(0.23)	(0.11)	(0.03)	(0.01)

Net Income	$1.75	$1.79	$1.51	$1.30	$1.00

Weighted-average number of shares outstanding
Basic	94,983,646	88,601,168	95,643,733	98,391,849	98,421,052
Diluted(1)	96,232,910	98,579,977 (3)	105,863,790 (2)	108,094,956 (2)	108,378,131
Cash and cash equivalents	$40,566	$104,108	$82,498	$16,331	$132,844
Total assets	4,506,579	3,934,218	3,632,608	3,350,211	2,809,496
Long-term obligations	2,207,623	1,932,238	2,030,258	1,601,558	1,276,761
Stockholders’ equity	1,723,673	1,564,577	1,239,991	1,350,589	1,214,305

(1)	See Note 10 to the Consolidated Financial Statements, included later in this Form 10-K.

(2)	Includes 8,582,076 shares related to the convertible notes under the if-converted method of determining weighted average shares outstanding.

(3)	Includes 8,385,031 shares related to the convertible notes under the if-converted method of determining weighted average shares outstanding.

(4)	See Note 1 to the Consolidated Financial Statements, included later in this Form 10-K, regarding the Allowance for doubtful accounts.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

During 2006 we accomplished the following items, each of which demonstrates the continued execution of our operating strategy and our efforts to maximize shareholder value. Each of these accomplishments should be considered in conjunction with our discussion of operating results, liquidity and capital resources.

•	acquired eight hospitals;

•	acquired three stand-alone home health agencies;

•	entered into two joint ventures relating to surgery centers;

•	sold one under-performing hospital;

•	increased the number of physicians practicing in our markets by approximately 300, net of turnover, primarily through our recruiting efforts;

•	completed the redemption of all remaining outstanding 4.25% convertible notes;

•	repurchased 5,000,000 shares of our common stock at an average price of $35.23; and

•	invested $224.5 million in property and equipment, including $35.1 million in emergency room renovations and $74.3 million in cardiology, radiology, surgery and other facility renovations.

For the year ended December 31, 2006, we generated $4.4 billion in net operating revenues, a growth of 16.8% over the year ended December 31, 2005, and $168.3 million of net income, an increase of 0.4% over the year ended December 31, 2005. For the year ended December 31, 2006, admissions at hospitals owned throughout both periods increased 1.1% and adjusted admissions increased 0.9%.

This growth represents the continued achievement of our strategic objectives of both growing through acquisitions and expanding and improving our services. On a pro-forma annual basis, had all acquisitions been completed on the first day of our fiscal year, the eight hospitals acquired represent approximately $441 million in net operating revenue.

During our third quarter ended September 30, 2006, we experienced a significant increase in self-pay volume and related revenue combined with lower cash collections. We believe this trend reflects an increased collection risk from self-pay accounts, and as a result, we performed a review and an alternative analysis of the adequacy of our allowance for doubtful accounts. We believe this was caused by current economic trends, including an increase in the number of uninsured patients, reduced enrollment under Medicaid programs such as Tenncare and higher deductibles and co-payments for patients with insurance. Based on this analysis, we recorded a change in estimate to increase our allowance for doubtful accounts by $65 million on our September 30, 2006 balance sheet and a corresponding $65 million pre-tax increase to our provision for bad debts, resulting in a $40 million after-tax reduction in income from continuing operations. We also changed our methodology of estimating our allowance for doubtful accounts, effective September 30, 2006, to reserve as an allowance for doubtful accounts a percentage of all self-pay accounts without regard to aging category and fully reserve all other payor categories of accounts aging over 365 days from the date of discharge. We believe this methodology is preferable to our previous methodology of reserving for all accounts receivable aging greater than 150 days, as the revised methodology will provide a better approach to reflect changes in payor mix and historical collection patterns and to respond to changes in trends. As of December 31, 2006, our allowance for doubtful accounts was 64% of our self-pay receivables.

Self-pay revenues represented approximately 11.9% of our net operating revenue. Although uninsured and underinsured patients continue to be an industry-wide issue in certain markets, we do not anticipate a significant amount of continuing deterioration in our self-pay business as the economy in the Gulf Coast region continues to recover and the disenrollment of participants in the TennCare program have passed their one year anniversary.

We believe there continues to be ample opportunity for growth in substantially all of our markets by decreasing the need for patients to travel outside their communities for health care services. Furthermore, we continually to strive to improve operating efficiencies and procedures in order to improve our profitability at all of our hospitals. Approximately 42% of our net operating revenues in 2006 were generated from hospitals we acquired from January 2002 through December 2006. Since we estimate that it may take up to five years for a newly acquired hospital to fully benefit from our ownership, we believe there continues to be greater opportunity for the more recently acquired hospitals to contribute improvements in both revenue growth and profitability to our consolidated results.

Acquisitions and Dispositions

Effective March 1, 2006, we completed the acquisition of Forrest City Hospital, a 118 bed hospital and related assets located in Forrest City, Arkansas, through a combination of purchasing certain of the assets and entering into a capital lease for other related assets. The aggregate consideration for this transaction totaled approximately $10.7 million, of which $10.2 million was paid in cash and $0.5 million was assumed in liabilities.

Effective March 18, 2006, we sold Highland Medical Center, a 123 bed facility located in Lubbock, Texas, to Shiloh Health Services, Inc. of Louisville, Kentucky. The proceeds from this sale were $0.5 million. This hospital had previously been classified as held for sale by us.

Effective April 1, 2006, we completed the acquisition of two hospitals from the Baptist Health System, Birmingham, Alabama: Baptist Medical Center — DeKalb (134 beds) and Baptist Medical Center — Cherokee (60 beds). The total consideration for these two hospitals was approximately $66.7 million of which $65.1 million was paid in cash and $1.6 million was assumed in liabilities.

Effective May 1, 2006, we completed its acquisition of Via Christi Oklahoma Regional Medical Center, a 140 bed hospital located in Ponca City, Oklahoma. The aggregate consideration for this hospital totaled approximately $66.2 million, of which $63.3 million was paid in cash and $2.9 million was assumed in liabilities.

Effective June 1, 2006, we completed its acquisition of Mineral Area Regional Medical Center, a 135 bed hospital located in Farmington, Missouri. The aggregate consideration for this hospital totaled approximately $23.8 million, of which $19.3 million was paid in cash and $4.5 million was assumed in liabilities.

Effective June 30, 2006, we completed the acquisition of Cottage Home Options, a home health agency and related businesses, located in Galesburg, Illinois, in which we previously held a 40% ownership interest. The aggregate consideration for the additional 60% ownership interest in this agency totaled approximately $7.7 million, of which $6.1 million was paid in cash and $1.6 million was assumed in liabilities.

Effective July 1, 2006, we completed the acquisition of the healthcare assets of Vista Health, which included Victory Memorial Hospital (336 beds) and St. Therese Medical Center (71 non-acute care beds), both located in Waukegan, Illinois. The total consideration for this transaction including working capital was approximately $134.6 million of which $123.6 million was paid in cash and $11.0 million was assumed in liabilities. This transaction is treated as the acquisition of a single hospital and we refer to this hospital as Vista Medical Center East/West.

Effective September 1, 2006, we completed the acquisition of Humble Texas Home Care, a home health agency located in Humble, Texas. The aggregate consideration for this agency totaled approximately $5.1 million, of which $4.5 million was paid in cash and $0.6 million was assumed in liabilities.

Effective October 1, 2006, we completed the acquisition of HelpSource Home Health, a home health agency located in Wichita Falls, Texas. The aggregate consideration for this agency totaled approximately $9.1 million of which $8.5 million was paid in cash and $0.6 million was assumed in liabilities.

Effective November 1, 2006, we acquired Campbell County Hospital, a 99-bed facility located in Weatherford, Texas. The aggregate consideration for this hospital totaled approximately $51.9 million of which $49.7 million was paid in cash and $2.2 was assumed in liabilities.

In addition, effective November 1, 2006, we acquired Union County Hospital, a 25-bed facility located in Anna, Illinois, a hospital we previously operated under a management agreement. The aggregate consideration for this hospital totaled approximately $9.0 million of which $3.5 million was paid in cash and $5.5 was assumed in liabilities.

Sources of Revenue

The following table presents the approximate percentages of net operating revenue derived from Medicare, Medicaid, managed care, self pay and other sources for the periods indicated. The data for the years presented are not strictly comparable due to the significant effect that hospital acquisitions have had on these statistics.

	Year Ended December 31,
	2006	2005	2004

Medicare	30.7%	32.0%	31.9%
Medicaid	11.0%	11.2%	10.3%
Managed care	23.9%	23.7%	22.2%
Self pay	11.9%	11.5%	12.9%
Other third party payors	22.5%	21.6%	22.7%

Total	100.0%	100.0%	100.0%

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in the periods that such adjustments become known. Adjustments related to final settlements or appeals that increased revenue were insignificant in the years ended December 31, 2006, 2005 and 2004. In the future, we expect the percentage of revenues received from the Medicare program to increase due to the general aging of the population.

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

The following tables summarize, for the periods indicated, selected operating data.

	Years Ended December 31,
	2006	2005	2004
	(Expressed as a percentage of net operating revenues)

Consolidated
Net operating revenues	100.0	100.0	100.0
Operating expenses(a)	(86.9)	(84.7)	(84.6)
Depreciation and amortization	(4.3)	(4.4)	(4.6)
Minority interest in earnings	(0.1)	(0.1)	(0.1)

Income from operations	8.7	10.8	10.7
Interest expense, net	(2.3)	(2.5)	(2.4)

Income from continuing operations before income taxes	6.4	8.3	8.3
Provision for income taxes	(2.4)	(3.2)	(3.2)

Income from continuing operations	4.0	5.1	5.1
Loss on discontinued operations	(0.1)	(0.6)	(0.4)

Net income	3.9	4.5	4.7

	Years Ended December 31,
	2006	2005
	(Expressed in percentages)

Percentage increase from prior year:
Net operating revenues	16.8%	16.7%
Admissions	11.9	9.1
Adjusted admissions(b)	12.5	9.0
Average length of stay	—	—
Net Income	0.4	10.6
Same-store percentage increase from prior year(c):
Net operating revenues	7.0%	9.0%
Admissions	1.1	2.1
Adjusted admissions(b)	0.9	1.8

(a)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent, and other operating expenses.

(b)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(c)	Includes acquired hospitals to the extent we operated them during comparable periods in both years.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net operating revenues increased by 16.8% to $4,365.6 million in 2006, from $3,738.3 million in 2005. Of the $627.3 million increase in net operating revenues, the hospitals we acquired in 2005 and 2006, which were not yet included in same-store revenues, contributed approximately $364.1 million, and hospitals we owned throughout both periods contributed approximately $263.2 million, an increase of 7.0%. Of the increase from hospitals owned throughout both periods, approximately 6.1 percentage points were attributable to rate increases, payor mix and the acuity level of services provided and approximately 0.9 percentage points were attributable to volume increases.

Inpatient admissions increased by 11.9%. Adjusted admissions increased by 12.5%. On a same-store basis, inpatient admissions increased by 1.1% and same-store adjusted admissions increased by 0.9%. Increases in admissions in 2006 were offset by 2006 having fewer flu and respiratory admissions than 2005 and a reduction in admissions from service closures and a change in the classification of one day stays from an inpatient admission to an outpatient procedure. With respect to consolidated admissions, approximately 10.8 percentage points of the increase in admissions were from newly acquired hospitals. On a same-store basis, net inpatient revenues increased by 5.5% and net outpatient revenues increased by 8.8%. Consolidated and same-store average length of stay remained unchanged at 4.1 days.

Operating expenses, as a percentage of net operating revenues, increased from 84.7% in 2005 to 86.9% in 2006. Salaries and benefits, as a percentage of net operating revenues, increased from 39.8% in 2005 to 39.9% in 2006 as the impact of recent acquisitions, an increase in the number of employed physicians and the recognition of additional stock-based compensation from the adoption of SFAS No. 123(R) offset efficiencies gained since the prior year period. Provision for bad debts, as a percentage of net revenues, increased from 10.1% in 2005, to 12.5% in 2006 due to an increase in self-pay revenue and the $65.0 million change in estimate, recorded in the third quarter, which increased the provision for bad debt. Supplies, as a percentage of net operating revenues, decreased from 12.0% in 2005 to 11.7% in 2006. Rent and other operating expenses, as a percentage of net operating revenues, remained unchanged at 22.8% in 2006 and 2005. Income from continuing operations margin decreased from 5.1% in 2005 to 3.9% in 2006. On a same-store basis, income from operations as a percentage of net operating revenues decreased from 10.9% in 2005 to 9.1% in 2006. The decrease in income from continuing operations, and income from operations on a same-store basis is primarily due to the increase in the provision for bad debts, offset by the improvements realized and efficiencies gained since the prior year at hospitals owned throughout both periods in the areas of salaries and benefits and supplies. Net income margins decreased from 4.5% in 2005 to 3.9% in 2006, as the decrease in income from continuing operations was offset by a decrease in both the loss on discontinued operations and the loss on sale and impairment on assets associated with those discontinued operations.

Depreciation and amortization increased by $24.2 million from $164.6 million in 2005, to $188.8 in 2006. The acquisitions in 2006 not yet included in same-store results accounted for $9.5 million of the increase, and capital expenditures at our other facilities account for the remaining $14.7 million.

Interest expense, net, increased by $7.7 million from $94.6 million in 2005, to $102.3 million in 2006. An increase in interest rates due to an increase in LIBOR during 2006, as compared to 2005 accounted for $14.8 million of the increase. This increase was offset by a decrease of $7.1 million as a result of a decrease in our average outstanding debt during 2006 as compared to 2005.

Income from continuing operations before income taxes decreased $32.8 million from $310.9 million in 2005 to $278.1 million for 2006, primarily as a result of the change in estimate of the allowance for doubtful accounts which increased the provision for bad debt expense offset by other operating improvements.

Provision for income taxes from continuing operations decreased from $120.8 million in 2005 to $106.7 million in 2006 due to the decrease in income from continuing operations, before income taxes. Our effective tax rates were 38.4% and 38.8% for the years ended December 31, 2006 and 2005, respectively. The decrease in our effective tax rate is primarily a result of our current year growth in lower tax rate jurisdictions.

Net income was $168.3 million in 2006 compared to $167.5 million for 2005, an increase of 0.4%. The increase is due to the decrease in loss on discontinued operations in 2006 offset by the decrease in income from continuing operations.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net operating revenues increased by 16.7% to $3.7 billion in 2005 from $3.2 billion in 2004. Of the $534.8 million increase in net operating revenues, the hospitals we acquired in 2004 and 2005, which were not yet included in same-store net operating revenues, contributed approximately $247.6 million, and hospitals we owned throughout both periods contributed $287.2 million, an increase of 9.0%. Of the increase in net operating revenues from hospitals owned throughout both years, we estimate approximately 7.2 percentage points was attributable to increases in rates, acuity level of services provided, and government reimbursement, and 1.8 percentage points was attributable to volume increases in both inpatient and outpatient services.

Net operating revenues from volume increases were primarily the result of newly acquired facilities. Net operating revenues attributable to rates and acuity level of services were primarily the result of the recruitment of physician specialists and the addition of new services. As a result of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, the additional disproportionate share payment began April 1, 2004. The additional disproportionate share payments did not have a measurable impact on us in 2005 as compared to 2004, but did increase reimbursement to us by approximately $3.3 million in 2005 as compared to 2004. The reimbursement improvement from the change in the labor-related share of the hospital diagnosis related group, DRG, inpatient payment to which a wage index is applied provided for in this law was effective October 1, 2004 and increased reimbursement by approximately $3.9 million in 2005. Also, under this law DRG payment rates were increased by the full Market Basket Index of 3.3% on October 31, 2004 and 3.7% on October 1, 2005, and the reimbursement improvement from this increased rate, as compared to the prior period was approximately $17.0 million for 2005 including the reduction in payments attributable to the CMS expansion of the post-acute-transfer policy. Effective October 1, 2005, CMS expanded the post-acute-transfer policy from 30 DRGs to 182 DRGs. Under this regulatory change, DRG payments were reduced by approximately $3.0 million for 2005 as compared to 2004.

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

Liquidity and Capital Resources

2006 Compared to 2005

Net cash provided by operating activities decreased by $60.8 million, from $411.0 million for the year ended December 31, 2005 to $350.3 million for the year ended December 31, 2006. This decrease in comparison to the prior year is primarily the result of an incremental build-up in accounts receivable from recently acquired hospitals of $23.7 million, cash paid for income taxes of $60.1 million in excess of amounts paid in the prior year period, and the change in cash flow presentation of the tax benefits from stock option exercises, associated with the adoption of SFAS No. 123(R), of $24.5 million. The increase in cash paid for income taxes in 2006 as compared to 2005 is primarily the result of the deferred nature of the deductibility for tax purposes, of the increase in bad debt expense from our change in estimate of our allowance for doubtful accounts and increase in stock-based compensation expense. Also, fewer stock options exercised in 2006 compared to 2005, reduced our deductions from taxable income. These decreases in cash flow were offset by an increase in depreciation expense of $22.6 million and an increase in stock-based compensation expense of $13.1 million, both of which are non-cash expenses, along with an increase of $5.5 million in other non-cash expenses. In addition, changes from all other operating assets and liabilities, primarily due to our management of our working capital, increased net cash flows by $6.4 million in 2006 as compared to 2005.

The use of cash in investing activities increased $313.0 million from $327.3 million in 2005 to $640.3 million in 2006. This increase is primarily the result of our increased acquisition activity which accounted for $226.2 million of the increase and the prior year cash used in investing activities being offset by $52.0 million proceeds from the sale of four hospitals, as opposed to the current year where we received proceeds of $0.8 million from the sale of one hospital and a nursing home in 2006.

In 2006, our net cash provided by financing activities increased $288.6 million to $226.5 million from a use of cash in 2005 of $62.2 million. This increase is primarily the result of our use of borrowings available under our Credit Agreement to fund hospital acquisitions, the repurchase of company stock, and the repayment of amounts previously borrowed under the revolving credit facility portions of our Credit Agreement.

During 2006, we repurchased 5,000,000 shares of our outstanding common stock at an aggregate cost of $176.3 million. Cash flow to fund these repurchases was derived from borrowings under our credit agreement. Considering the relatively low cost of funds available to us, we believe the use of these funds to repurchase outstanding shares provides an attractive return on investment.

As described more previously in our discussion of Liquidity and Capital Resources and in Notes 6, 8 and 12 of the Notes to Consolidated Financial Statements, at December 31, 2006, the Company had certain cash obligations, which are due as follows (in thousands):

					2013
	Total	2007	2008-2010	2011-2012	and thereafter

Long Term Debt	$1,596,507	$30,213	$336,172	$1,229,640	$482
Senior Subordinated Notes	300,000	—	—	300,000	—
Capital Leases	44,670	5,183	8,354	2,809	28,324

Total Long-Term Debt	1,941,177	35,396	344,526	1,532,449	28,806
Operating Leases	298,393	62,415	112,879	45,691	77,408
Replacement Facilities and Other Capital Committments(1)	504,535	144,368	328,467	31,700	—
Open Purchase Orders(2)	82,758	82,758	—	—	—

Total	$2,826,863	$324,937	$785,872	$1,609,840	$106,214

(1)	As part of an acquisition in 2003, we agreed to build a replacement hospital in Petersburg, Virginia within five years. The state of Virginia has approved the plans for this replacement hospital. As part of an acquisition in 2005 we agreed to build a replacement hospital in Shelbyville, Tennessee by June 30, 2009. As required by an amendment to our lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location. Construction costs for these replacement facilities are currently estimated to be approximately $230 million. In addition as a part of an acquisition in 2004, we committed to spend $90 million in capital expenditures within eight years in Phoenixville, Pennsylvania, and as part of an acquisition in 2005 we committed to spend approximately $41 million within seven years related to capital expenditures at Chestnut Hill Hospital in Philadelphia, Pennsylvania. Included in the capital lease commitment above is the lease for our corporate headquarters on which construction was completed in December 2006. In January 2007, we exercised a purchase option under that lease agreement and acquired the headquarters by purchasing the equity interests of the previous owner for a purchase price of $34.9 million.

(2)	Open purchase orders represent our commitment for items ordered but not yet received.

As more fully described in Note 5 of the Notes to Consolidated Financial Statements at December 31, 2006, we had issued letters of credit primarily in support of potential insurance related claims and specified outstanding bonds of approximately $21 million.

Additional borrowings, offset by our redemption of $136.6 million of principal amount of convertible notes in 2006 along with net income for 2006, resulted in our debt as a percentage of total capitalization increasing from 51.6% at December 31, 2005 to 53.0% at December 31, 2006.

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

In 2005, we generated $49.6 million of cash flows as a result of employees’ exercise of stock options. This cash along with cash, approximately equivalent to the tax benefit received upon the exercise of these options, was used toward the repurchase of 2.2 million shares under our stock repurchase program, thereby offsetting the impact of stock option exercises on our weighted shares outstanding.

Primarily as a result of our redemption of $150.9 million of principal amount of convertible notes in 2005 along with current year net income for 2005, our debt as a percentage of total capitalization decreased from 59.6% at December 31, 2004 to 51.6% at December 31, 2005.

Capital Expenditures

Cash expenditures for purchases of facilities were $384.6 million in 2006, $158.4 million in 2005 and $133.0 million in 2004. Our expenditures in 2006 included $334.5 million for the purchase of the eight hospitals acquired in 2006, $21.8 million for the purchase of three home health agencies and physician practices, $21.5 million for information systems and other equipment to integrate the hospitals acquired in 2006 and $6.8 million for the settlement of acquired working capital. Our capital expenditures in 2005 included $138.1 million for the purchase of five hospitals $10.7 million for the purchase of an ambulatory surgery center and physician practices and $9.6 million for information systems and other equipment to integrate the hospitals acquired in 2005. Our capital expenditures in 2004 included $125.5 million for the acquisition of two hospitals and a surgery center in one of our markets, $7.5 million for information systems and other equipment to integrate the hospitals acquired in 2004.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for 2006 totaled $207.7 million compared to $185.6 million in 2005, and $149.8 million in 2004. Costs to construct replacement hospitals totaled $16.8 million in 2006, $2.8 million in 2005, and $14.5 million in 2004. Total additions to capital in 2006, including $44.0 million related to the construction of the new corporate headquarters and other amounts for which cash has not yet been expended, were $269.4 million. The reduction of capital lease liabilities is included in financing activities in our Statements of Cash Flows.

Pursuant to hospital purchase agreements in effect as of December 31, 2006, as part of the acquisition in August 2003 of the Southside Regional Medical Center in Petersburg, Virginia, we are required to build a replacement facility by August 2008. As part of an acquisition in 2005 of Bedford County Medical Center in Shelbyville, Tennessee, we are required to build a replacement facility by June 30, 2009. Also as required by an amendment to a lease agreement entered into in 2005, the Company agreed to build a replacement facility at its Barstow Community Hospital in Barstow, California. Estimated construction costs, including equipment are approximately $230 million for these three replacement facilities. In addition, we entered into an agreement with a developer to build a new corporate headquarters which was completed in 2006. The Company accounts for this project as if it owns the assets. Construction costs of the new corporate headquarters are approximately $45 million of which approximately $43 million has been incurred through

December 31, 2006. We expect total capital expenditures of approximately $320 to $330 million in 2007, including approximately $252 to $258 million for renovation and equipment purchases (which includes amounts which are required to be expended pursuant to the terms of the hospital purchase agreements) and approximately $68 to $72 million for construction and equipment cost of the replacement hospitals and corporate headquarters.

Capital Resources

Net working capital was $446.1 million at December 31, 2006 compared to $476.8 million at December 31, 2005. The $30.7 million decrease was attributable primarily to increases in accounts payable and employee compensation liabilities and a decrease in our cash on hand offset by increases in accounts receivable and other current assets.

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

On December 15, 2005, we elected to call for redemption all of the remaining outstanding Notes. As of December 15, 2005, there was $136.6 million in aggregate principal amount outstanding. On January 17, 2006, at the conclusion of the second call for redemption of Notes, $0.1 million in principal amount of the Notes were redeemed for cash and $136.5 million of the Notes were converted by the holders into 4,074,510 shares of our common stock prior to the second redemption date.

On August 19, 2004 and subsequently amended on December 16, 2004, July 8, 2005 and December 13, 2006, we entered into a $1.625 billion senior secured credit facility with a consortium of lenders. This facility replaced our previous credit facility and consists of a $1.2 billion term loan with a final maturity in 2011 and a $425 million revolving tranche that matures in 2009. The First Incremental Facility Amendment, dated as of December 13, 2006, increased our term loans by $400 million. The proceeds of the borrowing were used to repay the full outstanding amount (approximately $326 million) of the revolving credit facility under the Credit Agreement and the balance is available to be used for general corporate purposes. We may elect from time to time an interest rate per annum for the borrowings under the term loans, and revolving credit facility equal to (a) an alternate base rate, which will be equal to the greatest of (i) the Prime Rate; (ii) the Federal Funds Effective Rate plus 50 basis points (the “ABR”), plus (1) 75 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 175 basis points for the term loan and (2) the Eurodollar Applicable Margin for revolving credit loans. The applicable margin varies depending on the ratio of our total indebtedness to annual consolidated EBITDA, ranging from 0.25% to 1.25% for alternate base rate loans and from 1.25% to 2.25% for Eurodollar loans. We also pay a commitment fee for the daily average unused commitments under the revolving tranche. The commitment fee is based on a pricing grid depending on the Applicable Margin for Eurodollar revolving credit loans and ranges from 0.250% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, we will pay fees for each letter of credit issued under the credit facility. As of December 31, 2006, our availability for additional borrowings under our revolving tranche was $425 million of which $21 million is set aside for outstanding letters of credit. We also have the ability to add up to $200 million of securitized debt and up to $400 million of additional term loans, as approved in the Amendment dated December 13, 2006. As of December 31, 2006, our weighted average interest rate under our credit agreement was 7.3%.

The terms of the credit agreement include various restrictive covenants. These covenants include restrictions on additional indebtedness, liens, investments, asset sales, capital expenditures, sale and leasebacks, contingent obligations, transactions with affiliates, dividends and stock repurchases and fundamental changes. We would be required to amend the existing credit agreement in order to pay dividends to our shareholders in excess of $300 million subsequent to December 13, 2006. The covenants also require maintenance of various ratios regarding consolidated total indebtedness, consolidated interest, and fixed charges.

As of December 31, 2006, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. On each of these swaps, we received a variable rate of interest based on the three-month London Inter-Bank Offer Rate (“LIBOR”), in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 175 basis points for revolver loans and term loans under the senior secured credit facility.

	Notional	Fixed
	Amount	Interest	Termination
Swap #	(In 000’s)	Rate	Date

1	100,000	2.0400%	June 13, 2007
2	150,000	3.3000%	November 4, 2007
3	100,000	2.4000%	June 13, 2008
4	100,000	3.5860%	August 29, 2008
5	100,000	4.0600%	May 30, 2008
6	100,000	3.9350%	June 6, 2009
7	100,000	4.3375%	November 30, 2009
8	100,000	4.9360%	October 4, 2010
9	100,000	4.7090%	January 24, 2011
10	100,000	4.7185%	August 19, 2011
11	100,000	4.7040%	August 19, 2011
12(1)	100,000	4.6250%	August 19, 2011

(1)	This swap agreement becomes effective June 13, 2007, concurrent with the termination of agreement #1 listed above.

We believe that internally generated cash flows, availability for additional borrowings under our revolving tranche of $425 million, our ability to add up to $400 million in term loans and $200 million of accounts receivable securitized debt, under our senior secured credit facility and continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash flows, borrowings under our credit agreement as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.

Off-balance sheet arrangements

Included in our consolidated operating results for the years ended December 31, 2006 and 2005, was $280.1 million and $279.8 million, respectively, of net operating revenue and $6.1 million and $26.0 million, respectively, of income from operations, generated from seven hospitals operated by us under operating lease arrangements. In accordance with accounting principles generally accepted in the United States of America, the respective assets and the future lease obligations under these arrangements are not recorded in our consolidated balance sheet. Lease payments under these arrangements are included in rent expense and totaled approximately $15.8 million and $15.2 million for the years ended December 31, 2006 and 2005 respectively. The current terms of these operating leases expire between June 2007 and December 2019, not including lease extensions that we have options to exercise. Two of these leases are scheduled to expire in 2007. We intend to renew our lease scheduled to expire in June 2007. However, we have notified the lessor of our lease scheduled to expire in October 2007, of our intent not to renew. This hospital for which we are not renewing our lease generated $24.2 million in net operating revenue and a $4.4 million loss from continuing operations for the year ended December 31, 2006. If we allow the remainder of these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.

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

As described more fully in Note 12 of the Notes to Consolidated Financial Statements, at December 31, 2006, the Company has certain cash obligations for replacement facilities and other construction commitments of $504.5 million and open purchase orders for $82.8 million.

Joint Ventures

We have from time to time sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. This was the case with our acquisition of Chestnut Hill Hospital in March 2005, pursuant to which we acquired an 85% interest with the remaining 15% interest owned by the University of Pennsylvania. In our other joint ventures, physicians are the minority interest holders. The amount of minority interest in equity is included in other long-term liabilities and the minority interest in earnings is recorded as an operating expense. We do not believe these minority ownerships are material to our financial position or operating results. As of and for the years ended December 31, 2006 and 2005, the balance of minority interests included in long-term liabilities was $23.6 million and $17.2 million, respectively, and the amount of minority interest in earnings was $2.8 million and $3.1 million, respectively.

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

Third Party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system”. Within the automated system, actual Medicare DRG data, coupled with all payors’ historical paid claims data, is utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis and subjected to review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We record adjustments to the estimated billings in the periods that such adjustments become known. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in future periods as final settlements are determined. However, due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. Contractual allowance adjustments related to final settlements or appeals increased net operating revenue by an insignificant amount in each of the years ended December 31, 2006 and 2005.

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

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects the ongoing collection efforts within the Company and is consistent with industry practices. We had approximately $834 million and $880 million at December 31, 2006 and December 31, 2005, respectively, being pursued by various outside collection agencies. We expect to collect less than 4%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. However, we take into consideration estimated collections of these amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

Days revenue outstanding was 62 days at December 31, 2006 and 61 days at December 31, 2005. The change in our methodology of estimating our allowance for doubtful accounts reduced our days revenue outstanding by approximately 5 days. This decrease was offset by a similar increase in days revenue outstanding as a result of the build-up of accounts receivable at hospitals acquired in 2006. After giving effect to the change in our methodology of estimating our allowance for doubtful accounts, our target range for days revenue outstanding is 57 – 62 days.

The following table is an aging of our gross (prior to allowances for contractual adjustments and doubtful accounts) accounts receivable (in thousands):

	As of December 31,
	2006	2005

0 – 60 days	63.3%	63.7%
60 – 150 days	17.7%	17.1%
151 – 360 days	7.1%	6.5%
Over 360 days	11.9%	12.7%

Total	100.0%	100.0%

The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) summarized by aging categories is as follows:

	Balance as of
	As of December 31,		As of December 31,
	2006		2005
	0-150 Days	Over 150 Days	0-150 Days	Over 150 Days

Total gross accounts receivable	$1,840,045	$433,149	$1,526,620	$362,465

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	As of December 31,
	2006	2005

Insured receivables	66.0%	65.0%
Self-pay receivables	34.0%	35.0%

Total	100.0%	100.0%

The total allowance for doubtful accounts, as reported in the condensed consolidated financial statements, as a percentage of self-pay receivables, net of other contractual allowance discounts, was approximately 64% at December 31, 2006, and 54% at December 31, 2005.

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

Professional Liability Insurance Claims

We accrue for estimated losses resulting from professional liability claims. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections and is discounted to its net present value using a weighted average risk-free discount rate of 4.6% and 4.1% in 2006 and 2005, respectively. To the extent that subsequent claims information varies from management’s estimates, the liability is adjusted currently. Our insurance is underwritten on a “claims-made” basis. Prior to June 1, 2002 , substantially all of our professional and general liability risks were subject to a $0.5 million per occurrence deductible; for claims reported from June 1, 2002 through June 1, 2003, these deductibles were $2.0 million per occurrence. Additional coverage above these deductibles was purchased through captive insurance companies in which we had a 7.5% minority ownership interest in each and to which the premiums paid by us represented less than 8% of the total premium revenues of each captive insurance company. With the formation of our own wholly-owned captive insurance company in June 2003, we terminated our minority interest relationships in those entities. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially all claims reported on or after June 1, 2005 are self-insured up to $5 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals was purchased through commercial insurance companies and generally covers us for liabilities in excess of the self-insured amount and up to $100 million per occurrence for claims reported on or after June 1, 2003.

The following table represents the balance of our liability for the self-insured component of professional liability insurance claims and activity for each of the respective years listed (excludes premiums for insured coverage) (in thousands):

		Claims
		and
	Beginning	Expenses		End
	of Year	Paid	Expense(1)	of Year

2004	$40,912	$17,624	$40,561	$63,849
2005	63,849	15,544	40,066	88,371
2006	88,371	34,464	50,254	104,161

(1)	Total expense, including premiums for insured coverage, was $49.7 million in 2004, $53.6 million in 2005 and $65.7 million in 2006.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these deferred tax assets, subject to the valuation allowance we have established.

We operate in multiple states with varying tax laws. We are subject to both federal and state audits of tax returns. Our federal income tax returns have been examined by the Internal Revenue Service through fiscal year 2003. We agreed to a settlement at the Internal Revenue Service Appeals Office with respect to the 2003 consolidated income tax return year. We have since received closing letters with respect to the examinations for the tax year 2003. The settlement was not material to our consolidated results of operations or financial position.

Recent Accounting Pronouncements

We adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88,106, and 132(R)” (“SFAS No. 158”), for the year ended December 31, 2006. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability in its consolidated statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It also requires disclosure in the notes to the consolidated financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The adoption of SFAS No. 158 resulted in an increase to the pension liability of $13.8 million, deferred taxes of $5.5 million, and accumulated other comprehensive income of $8.3 million in the consolidated balance sheet for the year ending December 31, 2006.

In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We adopted FIN 48 as of January 1, 2007. The adoption of this interpretation will not have a material effect on our consolidated results of operations or consolidated financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our senior secured credit facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources”. We do not anticipate any material changes in our primary market risk exposures in 2007. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so.

A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $4 million for 2006, $7 million for 2005, and $5 million for 2004.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Franklin, Tennessee

We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community Health Systems, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payments” effective January 1, 2006, which resulted in the Company changing the method in which it accounts for share-based compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 20, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
February 20, 2007

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2006	2005	2004
	(In thousands, except share and per share data)

Net operating revenues	$4,365,576	$3,738,320	$3,203,507

Operating costs and expenses:
Salaries and benefits	1,741,223	1,486,407	1,279,136
Provision for bad debts	547,781	377,596	324,643
Supplies	510,351	448,210	389,584
Rent	97,104	87,210	76,986
Other operating expenses	897,091	765,697	639,037
Minority interest in earnings	2,795	3,104	2,494
Depreciation and amortization	188,771	164,563	149,155

Total operating costs and expenses	3,985,116	3,332,787	2,861,035

Income from operations	380,460	405,533	342,472
Interest expense, net of interest income of $1,779, $5,742 and $526 in 2006, 2005 and 2004, respectively	102,299	94,613	75,256
Loss from early extinguishment of debt	—	—	788

Income from continuing operations before income taxes	278,161	310,920	266,428
Provision for income taxes	106,682	120,782	104,071

Income from continuing operations	171,479	190,138	162,357
Discontinued operations, net of taxes:
Loss from operations of hospitals sold or held for sale	(657)	(10,505)	(7,279)
Net loss on sale of hospitals	(2,559)	(7,618)	(2,020)
Impairment of long-lived assets of hospital held for sale	—	(4,471)	(1,625)

Loss on discontinued operations	(3,216)	(22,594)	(10,924)

Net income	$168,263	$167,544	$151,433

Earnings per common share — basic:
Income from continuing operations	$1.81	$2.15	$1.70
Loss on discontinued operations	$(0.04)	$(0.26)	$(0.12)

Net income	$1.77	$1.89	$1.58

Earnings per common share — diluted:
Income from continuing operations	$1.78	$2.02	$1.62
Loss on discontinued operations	$(0.03)	$(0.23)	$(0.11)

Net income	$1.75	$1.79	$1.51

Weighted average number of shares outstanding:
Basic	94,983,646	88,601,168	95,643,733

Diluted	96,232,910	98,579,977	105,863,790

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$40,566	$104,108
Patient accounts receivable, net of allowance for doubtful accounts of $478,565 and $346,024 in 2006 and 2005, respectively	773,984	656,029
Supplies	113,320	95,200
Deferred income taxes	13,249	4,128
Prepaid expenses and taxes	32,385	33,377
Other current assets	47,880	21,367

Total current assets	1,021,384	914,209

Property and equipment:
Land and improvements	163,988	121,637
Buildings and improvements	1,634,893	1,307,978
Equipment and fixtures	831,485	699,024

	2,630,366	2,128,639
Less accumulated depreciation and amortization	(643,789)	(517,648)

Property and equipment, net	1,986,577	1,610,991

Goodwill	1,336,525	1,259,816

Other assets, net of accumulated amortization of $92,921 and $78,599 in 2006 and 2005, respectively	162,093	149,202

Total assets	$4,506,579	$3,934,218

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$35,396	$19,124
Accounts payable	247,747	189,940
Current income taxes payable	7,626	19,811
Accrued liabilities:
Employee compensation	162,188	121,775
Interest	7,122	8,591
Other	115,204	78,162

Total current liabilities	575,283	437,403

Long-term debt	1,905,781	1,648,500

Deferred income taxes	141,472	157,579

Other long-term liabilities	160,370	126,159

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 95,026,494 shares issued and 94,050,945 shares outstanding at December 31, 2006 and 94,539,837 shares issued and 93,564,288 shares outstanding at December 31, 2005	950	945
Additional paid-in capital	1,195,947	1,208,930
Treasury stock, at cost, 975,549 shares at December 31, 2006 and 2005	(6,678)	(6,678)
Unearned stock compensation	—	(13,204)
Accumulated other comprehensive income	5,798	15,191
Retained earnings	527,656	359,393

Total stockholders’ equity	1,723,673	1,564,577

Total liabilities and stockholders’ equity	$4,506,579	$3,934,218

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated	Retained
			Additional			Unearned	Other	Earnings
	Common Stock		Paid-in	Treasury Stock		Stock	Comprehensive	(Accumulated
	Shares	Amount	Capital	Shares	Amount	Compensation	Income (Loss)	Deficit)	Total
	(In thousands, except share data)

BALANCE, December 31, 2003	99,657,532	$997	$1,315,959	$(975,549)	$(6,678)	$(2)	$(103)	$40,416	$1,350,589
Comprehensive Income:
Net income	—	—	—	—	—	—	—	151,433	151,433
Net change in fair value of interest rate swaps, net of tax expense of $3,459	—	—	—	—	—	—	6,149	—	6,149

Total comprehensive income	—						6,149	151,433	157,582
Repurchase of common stock	(12,000,000)	(120)	(290,400)	—	—	—	—	—	(290,520)
Issuance of common stock in connection with the exercise of options	701,641	7	9,893	—	—	—	—	—	9,900
Issuance of common stock to employee benefit plan	232,560	2	6,151	—	—	—	—	—	6,153
Tax benefit from exercise of options and offering costs	—	—	6,285	—	—	—	—	—	6,285
Earned stock compensation	—	—	—	—	—	2	—	—	2

BALANCE, December 31, 2004	88,591,733	$886	$1,047,888	(975,549)	$(6,678)	$—	$6,046	$191,849	$1,239,991
Comprehensive Income:
Net income	—	—	—	—	—	—	—	167,544	167,544
Net change in fair value of interest rate swaps, net of tax expense of $5,019	—	—	—	—	—	—	8,923	—	8,923
Net change in fair value of available for sale securities							222	—	222

Total comprehensive income							9,145	167,544	176,689
Repurchases of common stock	(2,239,700)	(22)	(79,830)	—	—	—	—	—	(79,852)
Issuance of common stock in connection with the exercise of options	3,134,721	31	49,543	—	—	—	—	—	49,574
Issuance of common stock in connection with the conversion of convertible debt	4,495,083	44	148,576	—	—	—	—	—	148,620
Restricted stock grant	558,000	6	18,160	—	—	(18,160)	—	—	6
Tax benefit from exercise of									—
options	—	—	24,453	—	—	—	—	—	24,453
Earned stock compensation	—	—	—	—	—	4,956	—	—	4,956
Miscellaneous	—	—	140	—	—	—	—	—	140

BALANCE, December 31, 2005	94,539,837	$945	$1,208,930	(975,549)	$(6,678)	$(13,204)	$15,191	$359,393	$1,564,577
Comprehensive Income:
Net income	—	—	—	—	—	—	—	168,263	168,263
Net change in fair value of interest rate swaps, net of tax benefit of $931	—	—	—	—	—	—	(1,654)	—	(1,654)
Net change in fair value of available for sale securities	—	—	—	—	—	—	562	—	562
Adjustment to adopt FASB statement No. 158, net of tax benefit of $5,465	—	—	—	—	—	—	(8,301)	—	(8,301)

Total comprehensive income							(9,393)	168,263	158,870
Repurchases of common stock	(5,000,000)	(50)	(176,265)	—	—	—	—	—	(176,315)
Issuance of common stock in connection with the exercise of options	867,833	9	14,564	—	—	—	—	—	14,573
Issuance of common stock in connection with the conversion of convertible debt	4,074,510	41	137,157	—	—	—	—	—	137,198
Restricted stock grant	—	—	—	—	—	—	—	—	—
Tax benefit from exercise of									—
options	—	—	4,750	—	—	—	—	—	4,750
Earned stock compensation	544,314	5	20,068	—	—	—	—	—	20,073
Reclassification of unearned
stock compensation	—	—	(13,257)	—	—	13,204	—	—	(53)

BALANCE, December 31, 2006	95,026,494	$950	$1,195,947	(975,549)	$(6,678)	$—	$5,798	$527,656	$1,723,673

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$168,263	$167,544	$151,433
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	188,771	166,162	158,380
Deferred income taxes	(25,228)	9,889	41,902
Stock compensation expense	20,073	4,957	2
Excess tax benefits relating to stock-based compensation	(6,819)	—	—
Loss on early extinguishment of debt	—	—	788
Minority interest in earnings	2,795	3,104	1,578
Impairment on hospital held for sale	—	6,718	2,539
Loss on sale of hospitals	3,937	6,295	2,186
Other non-cash expenses, net	500	740	669
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(71,141)	(47,455)	(31,814)
Supplies, prepaid expenses and other current assets	(4,544)	(16,838)	(13,549)
Accounts payable, accrued liabilities and income taxes	52,151	84,956	(24,371)
Other	21,497	24,977	36,007

Net cash provided by operating activities	350,255	411,049	325,750

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(384,618)	(158,379)	(133,033)
Purchases of property and equipment	(224,519)	(188,365)	(164,286)
Disposition of hospitals	750	51,998	7,850
Proceeds from sale of equipment	4,480	2,325	790
Increase in other assets	(36,350)	(34,851)	(29,800)

Net cash used in investing activities	(640,257)	(327,272)	(318,479)

Cash flows from financing activities:
Proceeds from exercise of stock options	14,573	49,580	9,900
Proceeds from issuance of senior subordinated notes	—	—	300,000
Stock buy-back	(176,316)	(79,853)	(290,520)
Deferred financing costs	(2,153)	(1,259)	(12,783)
Excess tax benefits relating to stock-based compensation	6,819	—	—
Redemption of convertible notes	(128)	(298)	—
Proceeds from minority investors in joint ventures	6,890	1,383	—
Redemption of minority investments in joint ventures	(915)	(3,242)	(3,522)
Distribution to minority investors in joint ventures	(3,220)	(1,939)	(1,238)
Borrowings under Credit Agreement	1,031,000	—	1,725,768
Repayments of long-term indebtedness	(650,090)	(26,539)	(1,668,709)

Net cash (used in) provided by financing activities	226,460	(62,167)	58,896

Net change in cash and cash equivalents	(63,542)	21,610	66,167
Cash and cash equivalents at beginning of period	104,108	82,498	16,331

Cash and cash equivalents at end of period	$40,566	$104,108	$82,498

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1.	Business and Summary of Significant Accounting Policies

Business.  Community Health Systems, Inc., through its subsidiaries (collectively the “Company”), owns, leases and operates acute care hospitals that are the principal providers of primary healthcare services in non-urban communities. As of December 31, 2006, the Company owned, leased or operated 77 hospitals, licensed for 9,117 beds in 22 states. Pennsylvania represents the only area of geographic concentration; net operating revenues generated by the Company’s hospitals in that state, as a percentage of consolidated net operating revenues, were 21.0% in 2006, 22.1% in 2005 and 19.0% in 2004.

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

Cost of Revenue.  The majority of the Company’s operating expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs, which were $88.9 million, $67.5 million and $47.9 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Cash Equivalents.  The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplies.  Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

Marketable Securites.  The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS 115”). Currently, all of the Company’s marketable securities are classified as available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. Interest and dividends on securities classified as available-for-sale are included in net revenue. Accumulated other comprehensive income included an unrealized gain of $0.6 million and $0.2 million at December 31, 2006 and December 31, 2005, respectively, related to these available-for-sale securities. The gross realized gains and losses from the sale of available-for-sale securities were not material in all periods presented.

Property and Equipment.  Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land and improvements (2 to 15 years; weighted average useful life is 14 years), buildings and improvements (5 to 40 years; weighted average useful life is 24 years) and equipment and fixtures (4 to 18 years; weighted average useful life is 8 years). Costs capitalized as construction in progress were $61.2 million and $54.0 million at December 31, 2006 and 2005, respectively. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Interest capitalized in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 34, “Capitalization of Interest Cost,” was $3.0 million for the year ended December 31, 2006, and $2.1 million for each of the years ended December 31, 2005 and 2004.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company also leases certain facilities and equipment under capital leases (see Notes 3 and 8). Such assets are amortized on a straight-line basis over the lesser of the term of the lease or the remaining useful lives of the applicable assets.

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

Other Assets.  Other assets consist of costs associated with the issuance of debt, which are included in interest expense over the life of the related debt using the effective interest method, and costs to recruit physicians to the Company’s markets, which are deferred and amortized in amortization expense over the term of the respective physician recruitment contract, which is generally three years.

Third-Party Reimbursement.  Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems, provisions of cost-reimbursement and other payment methods. Approximately 42% of net operating revenues for the year ended December 31, 2006, 43% of net operating revenues for the year ended December 31, 2005 and 42% of net operating revenues for the year ended December 31, 2004, are related to services rendered to patients covered by the Medicare and Medicaid programs. Included in the amounts received from Medicare are approximately 0.44% of net operating revenues for 2006, 0.47% for 2005 and 0.45% for 2004 related to Medicare outlier payments. In addition, the Company is reimbursed by non-governmental payors using a variety of payment methodologies. Amounts received by the Company for treatment of patients covered by such programs are generally less than the standard billing rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net operating revenues. Final settlements under certain of these programs are subject to adjustment based on administrative review and audit by third parties. Adjustments to the estimated billings are recorded in the periods that such adjustments become known. Adjustments to previous program reimbursement estimates are accounted for as contractual allowance adjustments and reported in the periods in which final settlements are determined. Adjustments related to final settlements or appeals increased revenue by an insignificant amount in each of the years ended December 31, 2006, 2005 and 2004. Amounts due to third-party payors were $55 million as of December 31, 2006 and $43 million as of December 31, 2005 and are included in accrued liabilities-other in the accompanying consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2004.

Allowance for Doubtful Accounts.  Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. Substantially all of the Company’s receivables are related to providing healthcare services to its hospitals’ patients.

The Company experienced a significant increase in self-pay volume and related revenue, combined with lower cash collections during the quarter ended September 30, 2006. The Company believes this trend reflects an increased collection risk from self-pay accounts, and as a result the Company performed a review and an alternative analysis of the adequacy of its allowance for doubtful accounts. Based on this review, the Company recorded a $65.0 million increase to its allowance for doubtful accounts to maintain an adequate allowance for doubtful accounts as of September 30, 2006. The Company believes that the increase in self-pay accounts is a result of current economic trends, including an increase in the number of uninsured patients, reduced enrollment under Medicaid programs such as Tenncare, and higher deductibles and co-payments for patients with insurance.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The effect of this change in estimate was to increase the allowance for doubtful accounts by $65.0 million which resulted in an after tax decrease of income from continuing operations of $40.0 million, or $0.42 per share (diluted) for the year ended December 31, 2006.

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

	As of December 31,
	2006		2005
		Medicaid,		Medicaid,
		Managed Care,		Managed Care,
		Self-pay and		Self-pay and
	Medicare	Other	Medicare	Other

Gross accounts receivable	$499,419	$1,773,775	$433,369	$1,455,716
Contractual allowance	(382,614)	(638,031)	(349,807)	(537,225)

Accounts receivable, net of contractual allowance	$116,805	$1,135,744	$83,562	$918,491

Net Operating Revenues.  Net operating revenues are recorded net of provisions for contractual allowance of approximately $10,569 million, $8,893 million and $7,214 million in 2006, 2005 and 2004, respectively. Net operating revenues are recognized when services are provided. In the ordinary course of business the Company renders services to patients who are financially unable to pay for hospital care. Included in the provision for contractual allowance shown above, is the value (at the Company’s standard charges) of these services to patients who are unable to pay that is eliminated from net operating revenues when it is determined they qualify under the Company’s charity care policy. The value of these services was $222.9 million, $182.3 million and $133.4 million for the years ended December 31, 2006, 2005 and 2004, respectively. Also included in the provision for contractual allowance shown above is the value of administrative discounts provided to self-pay patients eliminated from net operating revenues which was $107.7 million, $82.5 million and $59.7 million for the years ended December 31, 2006, 2005 and 2004, respectively.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Comprehensive Income.  Comprehensive income is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

Accumulated Other Comprehensive Income consists of the following (in thousands):

				Accumulated
	Change in Fair	Change in Fair	Adjustment	Other
	Value of Interest	Value of Available	to Pension	Comprehensive
	Rate Swaps	for Sale Securities	Liability	Income

Balance as of December 31, 2004	$6,046	$—	$—	$6,046
2005 Activity, net of tax	8,923	222	—	9,145

Balance as of December 31, 2005	14,969	222	—	15,191
2006 Activity, net of tax	(1,654)	562	(8,301)	(9,393)

Balance as of December 31, 2006	$13,315	$784	$(8,301)	$5,798

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

Derivative Instruments and Hedging Activities.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, the Company records derivative instruments (including certain derivative instruments embedded in other contracts) on the consolidated balance sheet as either an asset or liability measured at its fair value. Changes in a derivative’s fair value are recorded each period in earnings or other comprehensive income (“OCI”), depending on whether the derivative is designated and is effective as a hedged transaction, and on the type of hedge transaction. Changes in the fair value of derivative instruments recorded to OCI are reclassified to earnings in the period affected by the underlying

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

hedged item. Any portion of the fair value of a derivative instrument determined to be ineffective under the standard is recognized in current earnings.

The Company has entered into several interest rate swap agreements subject to the scope of this pronouncement. See Note 6 for further discussion about the swap transactions.

New Accounting Pronouncements.  In June 2006, the Financial Accounting Standards Board issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48 ), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007. The adoption of this interpretation will not have a material effect on the Company’s consolidated results of operations or consolidated financial position.

Reclassifications.  Certain prior year amounts have been reclassified to conform to current year presentation. The Company disposed of four hospitals in March 2005, one lease expired pursuant to its terms during the quarter ended March 31, 2005, designated one hospital as being held for sale in the second quarter of 2005 which was sold during the first quarter 2006 and disposed of two hospitals in August 2004. The operating results of those hospitals have been classified as discontinued operations on the consolidated statements of income for all periods presented. There is no effect on net income for all periods presented related to the reclassifications made for the discontinued operations.

2.	Accounting for Stock-Based Compensation

The Company adopted the provisions of SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) on January 1, 2006, electing to use the modified prospective method for transition purposes. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards that subsequently vest or are modified, without restatement of prior periods. Prior to January 1, 2006, the Company accounted for stock-based compensation using the recognition and measurement principles of APB Opinion No. 25 and provided the pro-forma disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation Transition and Disclosures — an Amendment of FASB Statement No. 123.” Under APB Opinion No. 25, when the exercise price of the Company’s stock was equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The pro-forma table below reflects net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123, for each of the two years ended prior to the adoption of SFAS No. 123(R) (in thousands, expect per share data):

	Year Ended
	2005	2004

Net Income:	$167,544	$151,433
Add: Stock-Based compensation expense recognized under APB 25, net of tax	3,493	—
Deduct: Total stock-based compensation under fair value based method for all awards, net of tax	$14,232	$6,601

Pro-forma net income	$156,805	$144,832

Net income per share:
Basic — as reported	$1.89	$1.58

Basic — proforma	$1.77	$1.51

Diluted — as reported	$1.79	$1.51

Diluted — proforma	$1.68	$1.45

For purposes of the above table the fair value of each option grant was estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants during each of the years ended December 31:

	Year Ended
	2005	2004

Expected volatility	36%	33%
Expected dividends	0	0
Expected term	4 years	4 years
Risk-free interest rate	3.88%	3.16%

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

The accelerated options were issued under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (the “Plan”). No performance shares or units or incentive stock options have been granted under the Plan. Options granted to non-employee directors of the Company and restricted shares were not affected by this action. The Compensation Committee’s decision to accelerate the vesting of the affected options was based primarily on the relatively short period of time until such stock options otherwise become fully vested making them no longer a significant motivator for retention and the fact the Company anticipated that up to approximately $3.8 million of compensation expense ($2.3 million, net of tax) associated with certain of these stock options would have otherwise been recognized in the first two quarters of 2006 pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) “Share-Based Payment” would be avoided.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Since the Company accounted for its stock options prior to January 1, 2006 using the intrinsic value method of accounting prescribed in APB No. 25, the accelerated vesting did not result in the recognition of compensation expense in net income for the year ended December 31, 2005. However, in accordance with the disclosure requirements of SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure — an Amendment of FASB Statement No. 123”, the pro-forma results presented in the table above include approximately $5.9 million ($3.6 million, net of tax) of compensation expense for the year ended December 31, 2005, resulting from the vesting acceleration.

Stock-based compensation awards are granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (the “2000 Plan”). The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code as well as stock options which do not so qualify, stock appreciation rights, restricted stock, performance units and performance shares, phantom stock awards and share awards. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, the options granted under the 2000 Plan are “nonqualified” stock options for tax purposes. Vesting of these granted options occurs in one third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10 year contractual term and options granted in 2005 and 2006 have an 8 year contractual term. The exercise price of options granted to employees under the 2000 Plan were equal to the fair value of the Company’s common stock on the option grant date. As of December 31, 2006, 5,954,865 shares of common stock remain reserved for future grants under the 2000 Plan. The Company also has options outstanding under its Employee Stock Option Plan (the “1996 Plan”). These options are fully vested and exercisable and no additional grants of options will be made under the 1996 Plan.

The following table reflects the impact of total compensation expense related to stock-based equity plans under SFAS No. 123(R) for periods beginning January 1, 2006 and under APB 25 for periods prior to January 1, 2006, on the reported operating results for the respective periods (in thousands, except per share data):

	Year Ended
	December 31
	2006	2005	2004

Effect on income from continuing operations before income taxes	$(19,851)	$(4,960)	$—

Effect on net income	$(12,549)	$(3,493)	$—

Effect on net income per share-diluted	$(0.13)	$(0.04)	$—

SFAS No. 123(R) also requires the benefits of tax deductions in excess of the recognized tax benefit on compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under APB 25 and related interpretations. This requirement reduced the Company’s net operating cash flows and increased the Company’s financing cash flows by $6.8 million for the year ended December 31, 2006. In addition, the Company’s deferred compensation cost at December 31, 2005, of $13.2 million, arising from the issuance of restricted stock in 2005 and recorded as a component of stockholders’ equity as required under APB 25, was reclassified into additional paid-in capital upon the adoption of SFAS No. 123(R).

At December 31, 2006, $36.8 million of unrecognized stock-based compensation expense from all outstanding unvested stock options and restricted stock is expected to be recognized over a weighted-average period of 20 months. There were no modifications to awards during 2006.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options was estimated using the Black Scholes option pricing model with the assumptions and weighted-average fair values during the year ended December 31, 2006, as follows:

Year Ended
December 31,
2006

Expected volatility	24.2%
Expected dividends	0
Expected term	4 years
Risk-free interest rate	4.67%

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options outstanding and exercisable under the 1996 Plan and 2000 Plan as of December 31, 2006, and changes during each of the three years then ended were as follows (in thousands, except share and per share data):

			Weighted
			Average
		Weighted	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value as of
	Shares	Price	(In Years)	December 31, 2006

Outstanding at December 31, 2003	8,029,370	$17.59
Granted	387,000	26.41
Exercised	(614,444)	15.19
Forfeited and cancelled	(345,647)	22.25

Outstanding at December 31, 2004	7,456,279	18.03
Granted	1,325,700	33.02
Exercised	(3,134,721)	15.81
Forfeited and cancelled	(276,984)	26.02

Outstanding at December 31, 2005	5,370,274	22.63
Granted	1,151,000	38.07
Exercised	(865,833)	16.47		$18,200
Forfeited and cancelled	(172,913)	34.02

Outstanding at December 31, 2006	5,482,528	$26.48	6.8 years	$56,941

Exercisable at December 31, 2006	3,562,002	$21.55	6.3 years	$53,391

The weighted-average grant date fair value of stock options granted during the year ended December 31, 2006, was $10.38. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on December 31, 2006. This amount changes based on the market value of the Company’s common stock.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock outstanding under the 2000 Plan as of December 31, 2006, and changes during each of the two years then ended are as follows:

		Weighted
		Average
		Fair
	Shares	Value

Unvested at December 31, 2004	—	$—
Granted	563,000	32.37
Vested	—	—
Forfeited	(5,000)	32.37

Unvested at December 31, 2005	558,000	$32.37
Granted	606,000	38.26
Vested	(185,975)	32.43
Forfeited	(8,334)	35.93

Unvested at December 31, 2006	969,691	$36.05

As of December 31, 2006, there was $23.4 million of unrecognized stock-based compensation expense related to unvested restricted stock expected to be recognized over a weighted-average period of 21 months.

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

	Year Ended
	December 31,
	2006	2005

Directors’ fees earned and deferred into plan	$177,500	$184,500

Equivalent units	4,843.449	4,942.552

At December 31, 2006, there are a total of 9,786.001 units deferred in the plan with an aggregate fair value of $357,385, based on the closing market price of the Company’s common stock at December 31, 2006 of $36.52.

3.  Long-Term Leases, Acquisitions and Divestitures of Hospitals

During 2006, the Company acquired through 7 separate purchase transactions and three capital lease transactions, substantially all of the assets and working capital of eight hospitals and three home health agencies. On March 1, 2006, the Company acquired, through a combination of purchasing certain assets and entering into a capital lease for other related assets, Forrest City Hospital, a 118 bed hospital located in Forrest City, Arkansas. On April 1, 2006, the Company completed the acquisition of two hospitals from Baptist Health System, Birmingham, Alabama: Baptist Medical Center — DeKalb (134 beds) and Baptist Medical Center — Cherokee (60 beds). On May 1, 2006, the Company acquired Via Christi Oklahoma Regional Medical Center, a 140 bed hospital located in Ponca City, Oklahoma. On June 1, 2006, the Company acquired Mineral Area Regional Medical Center, a 135 bed hospital located in Farmington, Missouri. On June 30, 2006 the Company acquired Cottage Home Options, a home health agency and related business, located in Galesburg, Illinois. On July 1, 2006, the Company acquired the healthcare assets of Vista Health, which included Victory Memorial

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Hospital (336 beds) and St. Therese Medical Center (71 non-acute care beds), both located in Waukegan, Illinois. On September 1, 2006, the Company acquired Humble Texas Home Care, a home health agency located in Humble, Texas. On October 1, 2006, the Company acquired Helpsource Home Health, a home health agency located in Wichita Falls, Texas. On November 1, 2006 the Company acquired through two separate capital lease transactions, Campbell Memorial Hospital, a 99 bed hospital located in Weatherford, Texas and Union County Hospital, a 25 bed hospital located in Anna, Illinois. The aggregate consideration for these eight hospitals and three home health agencies totaled approximately $385.7 million, of which $353.8 million was paid in cash and $31.9 million was assumed in liabilities. Goodwill recognized in these transactions totaled $65.6 million, which is expected to be fully deductible for tax purposes.

Effective March 18, 2006, the Company sold Highland Medical Center, a 123-bed facility located in Lubbock, Texas, to Shiloh Health Services, Inc. of Louisville, Kentucky. The proceeds from this sale were $0.5 million. This hospital had previously been classified as held for sale.

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

During 2005, the Company acquired through four separate purchase transactions and one capital lease transaction, substantially all of the assets and working capital of five hospitals. On March 1, 2005, the Company acquired an 85% controlling interest in Chestnut Hill Hospital, a 222 bed hospital located in Philadelphia, Pennsylvania. On June 30, 2005, the Company acquired, through a capital lease, Bedford County Medical Center, a 104 bed hospital located in Shelbyville, Tennessee. On September 30, 2005, the Company acquired the assets of Newport Hospital and Clinic located in Newport, Arkansas. This facility, which was previously operated as an 83 bed acute care general hospital, was closed by its former owner simultaneous with this transaction. The operations of this hospital were consolidated with Harris Hospital, also located in Newport, which is owned and operated by a wholly owned subsidiary of the Company. On October 1, 2005, the Company acquired Sunbury Community Hospital, a 123 bed hospital located in Sunbury, Pennsylvania, and Bradley Memorial Hospital, a 251 bed hospital located in Cleveland, Tennessee. The aggregate consideration for the five hospitals totaled approximately $176 million, of which $138 million was paid in cash and $38 million was assumed in liabilities. Goodwill recognized in these transactions totaled approximately $51 million, which is expected to be fully deductible for tax purposes.

In connection with the above actions and in accordance with SFAS No. 144, the Company has classified the results of operations of Randolph County Medical Center, Sabine Medical Center, Scott County Hospital, The King’s Daughters Hospital, Troy Regional Medical Center, Lakeview Community Hospital, Northeast Medical Center and Highland Medical Center as discontinued operations in the accompanying consolidated statements of income. The consolidated statements of income for each period presented have been restated to reflect the classification of these eight hospitals as discontinued operations.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net operating revenues and loss reported for the eight hospitals in discontinued operations are as follows:

	Year Ended
	December 31,
	2006	2005	2004
	(In thousands)

Net operating revenues:	$4,294	$50,520	$156,711

Loss from operations of hospitals sold or held for sale before income taxes	(1,008)	(16,141)	(11,039)
Loss on sale of hospitals	(3,938)	(6,295)	(2,186)
Impairment of long-lived assets of hospital held for sale	—	(6,718)	(2,539)

Loss from discontinued operations, before taxes	(4,946)	(29,154)	(15,764)
Income tax benefit	1,730	6,560	4,840

Loss from discontinued operations, net of tax	$(3,216)	$(22,594)	$(10,924)

The computation of loss from discontinued operations, before taxes, for the year ended December 31, 2006, includes the net write-off of $4.4 million of tangible assets at the one hospital sold during the year ended December 31, 2006.

The computation of loss from discounted operations, before taxes, for the year ended December 31, 2005, includes the net write-off of $51.5 million of tangible assets and $17.1 million of goodwill of the four hospitals sold and one hospital designated as held for sale in the second quarter of 2005.

Included in the computation of the loss from discontinued operations, before taxes for the year ended December 31, 2004, is a write-off of $7.0 million of tangible assets and $2.7 million of goodwill at the two hospitals sold (see Note 3 Goodwill and Other Intangible Assets) and a write-down of $3.0 million of assets at the hospital held for sale.

Assets and liabilities of the hospitals classified as discontinued operations included in the accompanying consolidated balance sheets are as follows. There are no material assets or liabilities related to these hospitals remaining at December 31, 2006.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The aforementioned acquisitions were accounted for using the purchase method of accounting. The allocation of the purchase price has been determined by the Company based upon available information and, for certain acquisition transactions closed in 2006, is subject to settling amounts related to purchased working capital and in some instances final appraisals. Independent asset valuations are generally completed within 120 days of the date of acquisition; working capital settlements are generally made within 180 days of the date of acquisition. Adjustments to the purchase price allocation are not expected to be material.

The table below summarizes the allocations of the purchase price (including assumed liabilities) for these acquisitions (in thousands):

	2006	2005	2004

Current assets	$56,896	$19,144	$10,104
Property and equipment	262,335	110,854	76,917
Goodwill and other intangibles	66,490	43,619	49,048

The operating results of the foregoing hospitals have been included in the consolidated statements of income from their respective dates of acquisition. The following pro forma combined summary of operations of the Company gives effect to using historical information of the operations of the hospitals purchased in 2006 and 2005 as if the acquisitions had occurred as of January 1, 2005 (in thousands except per share data):

	Year Ended December 31,
	2006	2005

Pro forma net operating revenues	$4,569,861	$4,307,657
Pro forma net income	159,940	138,940
Pro forma net income per share:
Basic	1.68	1.57
Diluted	1.66	1.50

4.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

	Year Ended December 31,
	2006	2005

Balance, beginning of year	$1,259,816	$1,213,783
Goodwill acquired as part of acquisitions during the year	67,550	51,773
Consideration adjustments and finalization of purchase price allocations for prior year’s acquisitions	9,159	11,353
Goodwill written off as part of disposals	—	(17,093)

Balance, end of year	$1,336,525	$1,259,816

The Company performed its initial goodwill evaluation, as required by SFAS No. 142, during the first quarter of 2002 and the annual evaluation as of each succeeding September 30th. No impairment was indicated by these evaluations.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying amount of the Company’s other intangible assets was $13.7 million as of December 31, 2006 and $11.9 million as of December 31, 2005, and the net carrying amount was $7.4 million and $7.6 million as of December 31, 2006 and 2005, respectively. Other intangible assets are included in other assets on the Company’s consolidated balance sheets.

The weighted average amortization period for the intangible assets subject to amortization is approximately 5 years. There are no expected residual values related to these intangible assets. Amortization expense for these intangible assets was $1.9 million, $1.3 million and $1.1 million during the years ended December 31, 2006, 2005 and 2004, respectively. Amortization expense on intangible assets is estimated to be $1.8 million in 2007, $1.2 million in 2008, $0.9 million in 2009, $0.8 million in 2010 and $0.5 million in 2011.

5.	Income Taxes

The provision for income taxes for income from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Current
Federal	$113,823	$100,588	$55,184
State	13,555	12,746	9,003

	127,378	113,334	64,187
Deferred
Federal	(18,586)	5,737	33,994
State	(2,110)	1,711	5,890

	(20,696)	7,448	39,884

Total provision for income taxes for income from continuing operations	$106,682	$120,782	$104,071

The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate (dollars in thousands):

	Year Ended December 31,
	2006		2005		2004
	Amount	%	Amount	%	Amount	%

Provision for income taxes at statutory federal rate	$97,356	35.0%	$108,822	35.0%	$93,250	35.0%
State income taxes, net of federal income tax benefit	7,439	2.7	9,570	3.0	9,608	3.6
Other	1,887	0.7	2,390	0.8	1,213	0.5

Provision for income taxes and effective tax rate for income from continuing operations	$106,682	38.4%	$120,782	38.8%	$104,071	39.1%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes as of December 31, consist of (in thousands):

	2006		2005
	Assets	Liabilities	Assets	Liabilities

Net operating loss and credit carryforwards	$26,709	$—	$27,798	$—
Property and equipment	—	136,249	—	124,439
Self-insurance liabilities	35,607	—	28,639	—
Intangibles	—	101,569	—	85,745
Other liabilities	—	2,879	—	3,472
Long-term debt and interest	989	—	—	56
Accounts receivable	33,535	—	8,767	—
Accrued expenses	20,362	—	17,861	—
Other comprehensive income	—	1,952	—	8,391
Stock-Based compensation	6,353	—	—	—
Other	12,078	—	6,733	—

	135,633	242,649	89,798	222,103
Valuation allowance	(21,207)	—	(21,146)	—

Total deferred income taxes	$114,426	$242,649	$68,652	$222,103

Management believes that the net deferred tax assets will ultimately be realized, except as noted below. Management’s conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has state net operating loss carry forwards of approximately $458 million, which expire from 2007 to 2026. With respect to the deferred tax liability pertaining to intangibles, as included above, goodwill purchased in connection with certain of the Company’s business acquisitions is amortizable for income tax reporting purposes. However, for financial reporting purposes, there is no corresponding amortization allowed with respect to such purchased goodwill.

The valuation allowance increased by $0.1 million and $1.5 million during the years ended December 31, 2006 and 2005, respectively. In addition to amounts previously discussed, the change in valuation allowance relates to a redetermination of the amount of, and realizability of, net operating losses in certain state income tax jurisdictions.

The Company paid income taxes, net of refunds received, of $128.1 million, $68.1 million and $60.9 million during 2006, 2005, and 2004, respectively.

Federal Income Tax Examination. The Company agreed to a settlement at the Internal Revenue Service Appeals Office with respect to the 2003 consolidated income tax return year. The Company has since received closing letters with respect to the examinations for the tax year 2003. This settlement was not material to the Company’s consolidated statement of income or financial position.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	As of December 31,
	2006	2005

Credit Facilities:
Revolving Credit Loans	$—	$—
Term Loans	1,572,000	1,185,000
Convertible Notes	—	136,624
Tax-exempt bonds	8,000	8,000
Senior Subordinated Notes	300,000	300,000
Capital lease obligations (see Note 8)	44,670	21,792
Term loans from acquisitions	—	—
Other	16,507	16,208

Total debt	1,941,177	1,667,624
Less current maturities	(35,396)	(19,124)

Total long-term debt	$1,905,781	$1,648,500

Credit Facilities.  On August 19, 2004, the Company entered into a $1.625 billion senior secured credit facility with a consortium of lenders which was subsequently amended on December 16, 2004, July 8, 2005 and December 13, 2006. This facility replaced the Company’s previous credit facility and consists of a $1.2 billion term loan that matures in 2011 and a $425 million revolving credit facility that matures in 2009. The First Incremental Facility Amendment, dated as of December 13, 2006, provides for an additional tranche of term loans to the Credit Agreement in an aggregate principal amount of $400 million (the “Incremental Term Loan Facility”). The full amount of the Incremental Term Loan Facility was funded on December 13, 2006, and the proceeds were used to repay the full outstanding amount (approximately $326 million) of the revolving credit facility under the Credit Agreement and the balance is available to be used for general corporate purposes. The Company may elect from time to time an interest rate per annum for the borrowings under the term loan, including the incremental term loan, and revolving credit facility equal to (a) an alternate base rate, which will be equal to the greatest of (i) the Prime Rate in effect and (ii) the Federal Funds effective Rate, plus 50 basis points, plus (1) 75 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 175 basis points for the term loan and (2) the Applicable Margin for Eurodollar revolving credit loans. The Company also pays a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee is based on a pricing grid depending on the Applicable Margin for Eurodollar revolving credit loans and ranges from 0.250% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, the Company will pay fees for each letter of credit issued under the credit facility. The purpose of the facility was to refinance the Company’s previous credit agreement, repay specified other indebtedness, and fund general corporate purposes including amending the credit facility to permit declaration and payment of cash dividends to repurchase shares or make other distributions, subject to certain restrictions. In connection with this refinancing, the Company recorded a pre-tax write-off of approximately $0.8 million in deferred loan costs relative to the early extinguishment of a portion of the previous credit facility.

As of December 31, 2006, the Company’s availability for additional borrowings under its revolving tranche was $425 million, of which $21 million was set aside for outstanding letters of credit. The Company also has the ability to add up to $200 million of borrowing capacity from receivable transactions (including securitizations) under its senior secured credit facility which has not yet been accessed. The Company also has

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the ability to amend the senior secured credit facility to provide for one or more tranches of term loans in an aggregate principal amount up to $400 million, which the Company has not yet accessed. As of December 31, 2006, the Company’s weighted average interest rate under its credit agreement was 7.3%.

The terms of the credit agreement include various restrictive covenants. These covenants include restrictions on additional indebtedness, liens, investments, asset sales, capital expenditures, sale and leasebacks, contingent obligations, transactions with affiliates, dividends and stock repurchases and fundamental changes. The Company would be required to amend the existing credit agreement in order to pay dividends in excess of $300 million to the Company’s shareholders. The covenants also require maintenance of various ratios regarding consolidated total indebtedness, consolidated interest, and fixed charges.

The Term Loans are scheduled to be paid with principal payments for future years as follows (in thousands):

Term
Loans

2007	$16,000
2008	16,000
2009	16,000
2010	295,000
2011	850,000
Thereafter	379,000

Total	$1,572,000

As of December 31, 2006 and 2005, the Company had letters of credit issued, primarily in support of potential insurance related claims and certain bonds of approximately $21 million and $23 million, respectively.

Convertible Notes.  On October 15, 2001, the Company sold $287.5 million aggregate principal amount (including the underwriter’s over-allotment option) of 4.25% convertible notes for face value. The notes were scheduled to mature on October 15, 2008 unless converted or redeemed earlier. Interest on the notes was payable semi-annually on April 15 and October 15 of each year. The interest payments commenced April 15, 2002. The notes were convertible, at the option of the holder, into shares of the Company’s common stock at any time before the maturity date, unless the Company has previously redeemed or repurchased the notes, at a conversion rate of 29.8507 shares of common stock per $1,000 principal amount of notes representing a conversion price of $33.50. The conversion rate was subject to anti-dilution adjustment in some events.

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

Tax-Exempt Bonds.  Tax-Exempt Bonds bore interest at floating rates, which averaged 3.51% and 2.51% during 2006 and 2005, respectively.

Senior Subordinated Notes.  On December 16, 2004, the Company completed a private placement offering of $300 million aggregate principal amount of 6.5% senior subordinated notes due 2012. The senior

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Other Debt.  As of December 31, 2006, other debt consisted primarily of an industrial revenue bond and other obligations maturing in various installments through 2014.

The Company is currently a party to twelve separate interest swap agreements with an aggregate notional amount of $1,250 million, to limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings. On each of these swaps, the Company receives a variable rate of interest based on the three-month London Inter-Bank Offer Rate (“LIBOR”) in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, a margin above LIBOR of 175 basis points for revolver loans and term loans under the senior secured credit facility. See footnote 7 for additional information regarding these swaps.

As of December 31, 2006, the scheduled maturities of long-term debt outstanding, including capital leases for each of the next five years and thereafter are as follows (in thousands):

2007	$35,396
2008	21,062
2009	18,523
2010	304,941
2011	851,714
Thereafter	709,541

$1,941,177

The Company paid interest of $96 million, $90 million and $74 million on borrowings during the years ended December 31, 2006, 2005 and 2004, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Fair Values of Financial Instruments

The fair value of financial instruments has been estimated by the Company using available market information as of December 31, 2006 and 2005, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	As of December 31,
	2006		2005
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$40,566	$40,566	$104,108	$104,108
Available-for-sale securities	25,334	25,334	19,778	19,778
Liabilities:
Credit facilities	1,572,000	1,573,540	1,185,000	1,199,072
Convertible Notes	—	—	136,624	156,434
Tax-exempt Bonds	8,000	8,000	8,000	8,000
Senior Subordinated Notes	300,000	295,500	300,000	294,750
Other debt	4,344	4,344	5,536	5,536

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the years ended December 31, 2006 and 2005, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparty to the interest rate swap agreements exposes the Company to credit risk in the event of non-performance. However, the Company does not anticipate non-performance by the counterparty. The

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company does not hold or issue derivative financial instruments for trading purposes. Interest rate swaps consisted of the following at December 31, 2006:

	Notional	Fixed		Fair
	Amount	Interest	Termination	Value
Swap #	(In 000’s)	Rate	Date	(000’s)

1	100,000	2.04%	June 13, 2007	$1,466
2	150,000	3.30%	November 4, 2007	2,451
3	100,000	2.40%	June 13, 2008	3,848
4	100,000	3.586%	August 29, 2008	2,429
5	100,000	4.06%	May 30, 2008	1,486
6	100,000	3.9350%	June 6, 2009	2,497
7	100,000	4.3375%	November 30, 2009	1,810
8	100,000	4.9360%	October 4, 2010	186
9	100,000	4.7090%	January 24, 2011	1,043
10	100,000	4.7185%	August 19, 2011	1,155
11	100,000	4.7040%	August 19, 2011	1,249
12	100,000	4.6250%	August 19, 2011	1,224

(1)	This swap agreement becomes effective June 13, 2007, concurrent with the termination of agreement No. 1 listed above.

Assuming no change in December 31, 2006 interest rates, approximately $15.7 million will be recognized in earnings through interest income during the year ending December 31, 2007 pursuant to the interest rate swap agreements. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses reported through other comprehensive income will be reclassified into earnings.

8.	Leases

The Company leases hospitals, medical office buildings, and certain equipment under capital and operating lease agreements. During 2006, the Company entered into $29.8 million of capital leases. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs. Commitments relating to noncancellable operating and capital leases for each of the next five years and thereafter are as follows (in thousands):

Year Ended December 31,	Operating	Capital

2007	$62,415	$7,285
2008	47,087	6,734
2009	37,239	4,381
2010	28,553	3,694
2011	24,292	3,382
Thereafter	98,807	37,924

Total minimum future payments	$298,393	$63,400

Less imputed interest		(18,730)

		44,670
Less current portion		(5,182)

Long-term capital lease obligations		$39,488

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $20.4 million of land and improvements, $179.3 million of buildings and improvements, and $49.5 million of equipment and fixtures as of December 31, 2006 and $12.1 million of land and improvements, $96.3 million of buildings and improvements and $43.9 million of equipment and fixtures as of December 31, 2005. The accumulated depreciation related to assets under capital leases was $71.8 million and $56.2 million as of December 31, 2006 and 2005, respectively. Depreciation of assets under capital leases is included in depreciation and amortization and amortization of debt discounts on capital lease obligations is included in interest expense in the consolidated statements of income.

9.	Employee Benefit Plans

The Company maintains various benefit plans, including a defined contribution plan, defined benefit plans, and deferred compensation plans. The Company’s defined contribution plan is qualified under Section 401(k) of the Internal Revenue Code, and covers substantially all employees at its hospitals, clinics, and the corporate offices. Participants may contribute a portion of their compensation not exceeding a limit set annually by the Internal Revenue Service. This plan includes a provision for the Company to match a portion of employee contributions. Total expense under the 401(k) plan was $10.7 million, $8.8 million and $8.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. The Company has three defined benefit, non-contributory pension plans (Pension plans) that covers certain employees at three of its hospitals. One of the pension plans was established in 2006. The Pension plans provide benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension plans are in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company expects to contribute $0.2 million to the Pension plans in fiscal 2007. The Company also provides an unfunded supplemental executive retirement plan (SERP) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations, net periodic cost and funding requirements in future periods. The Company’s deferred compensation plans allow participants to defer receipt of a portion of their compensation. The liability under the deferred compensation plans was $17.7 million at December 31, 2006 and $13.0 million at December 31, 2005. The Company has available-for-sale securities either restricted or generally designated to pay benefits of the deferred compensation plans and the SERP in the amounts of $25.3 million and $19.8 million at December 31, 2006 and 2005, respectively.

The Company adopted the provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of SFAS No. 87, 88, 106, and 132(R)” (“SFAS No. 158”), for the year ending December 31, 2006. SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of defined benefit pension and postretirement plans as an asset or liability in its consolidated statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. It also requires disclosure in the notes to the consolidated financial statements additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. The adoption of SFAS No. 158 resulted in an increase to the pension liability of $13.8 million, deferred taxes of $5.5 million, and an increase in the loss of accumulated other comprehensive income of $8.3 million in the consolidated balance sheet for the year ending December 31, 2006.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the benefit obligations and funded status for the Company’s pension and SERP plans follows (in thousands):

	Pension Plans		SERP
	2006	2005	2006	2005

Change in benefit obligation:
Benefit obligation, beginning of year	$27,467	$22,747	$22,280	$14,722
Service cost	3,757	3,043	3,023	2,113
Interest cost	1,601	1,364	1,225	846
Plan amendment	(5,769)	—	—	—
Actuarial loss	(792)	323	(3,235)	4,599
Benefits paid	(44)	(10)	—	—

Benefit obligation, end of year	26,220	27,467	23,293	22,280
Change in plan assets:
Fair value of assets, beginning of year	12,452	5,336	—	—
Actual return on plan assets	1,262	507	—	—
Employer contributions	—	6,619	—	—
Benefits paid	(44)	(10)	—	—

Fair value of assets, end of year	13,670	12,452	—	—
Unfunded status	$(12,550)	$(15,015)	$(23,293)	$(22,280)

A summary of the amounts recognized in the accompanying consolidated balance sheets follows (in thousands):

	Pension Plans		SERP
	2006	2005	2006	2005

Noncurrent Asset	$—	$—	$—	$—
Current Liability	—	—	—	—
Noncurrent Liability	(12,550)	(3,186)	(23,293)	(7,290)

Net amount recognized in the consolidated balance sheets	$(12,550)	$(3,186)	$(23,293)	$(7,290)

A summary of the plans’ benefit obligation in excess of the fair value of plan assets as of the end of the year follows (in thousands):

	Pension Plans		SERP
	2006	2005	2006	2005

Projected benefit obligation	$26,220	$27,467	$23,293	$22,280
Accumulated benefit obligation	17,127	12,113	18,214	8,231
Fair value of plan assets	13,670	12,452	—	—

As of December 31, 2005, the fair value of plan assets of $9.8 million exceeds the accumulated benefit obligation of $9.2 million by $0.6 million for one of the Pension plans. The other Pension plan’s accumulated benefit obligation of $2.9 million exceeds the fair value of its plan assets of $2.6 million by $0.3 million.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the weighted-average assumptions used by the Company to determine benefit obligations as of December 31 follows:

	Pension Plans		SERP
	2006	2005	2006	2005

Discount Rate	5.73% - 5.95%	5.80%	5.75%	5.25%
Annual Salary Increases	4.00% - 5.00%	4.00%	5.00%	5.00%

A summary of the amounts recognized in Accumulated Other Comprehensive Income (“AOCI”) due to the adoption of SFAS No. 158 as of the end of the year follows (in thousands):

	Pension Plans		SERP
	2006	2005	2006	2005

Amount recognized in AOCI prior to SFAS 158	$—	$—	$—	$—
Amount recognized in AOCI due to adoption of SFAS 158
Prior service cost (credit)	3,583	N/A	6,586	N/A
Net actuarial (gain) loss	141	N/A	2,937	N/A

Total amount recognized in AOCI	3,724	N/A	9,523	N/A

A summary of the expected amortization amounts to be included in net periodic cost for 2007 are as follows (in thousands):

	Pension
	Plans	SERP

Prior service cost	$878	$884
Actuarial (gain)/loss	(22)	60

A summary of the weighted-average assumptions used by the Company to determine net periodic cost follows:

	Pension Plans			SERP
	2006	2005	2004	2006	2005	2004

Discount rate	5.40% - 5.80%	6.00%	6.50%	5.50%	5.75%	6.00%
Rate of compensation increase	4.00% - 5.00%	4.00%	4.00%	5.00%	5.00%	5.00%
Expected long term rate of return on assets	8.50%	8.50%	8.50%	N/A	N/A	N/A

The Company’s weighted-average asset allocations by asset category for its pension plans as of the end of the year follows:

	Pension Plans		SERP
	2006	2005	2006	2005

Equity securities	100%	100%	N/A	N/A
Debt securities	0%	0%	N/A	N/A

Total	100%	100%	N/A	N/A

The Company’s pension plan assets are invested in mutual funds with an underlying investment allocation of 60% equity securities and 40% debt securities. The expected long-term rate of return for the Company’s pension plan assets is based on current expected long-term inflation and historical rates of return on equities and fixed income securities, taking into account the investment policy under the plan. The expected long-term rate of return is weighted based on the target allocation for each asset category. Equity securities are expected to return between 8% and 12% and debt securities are expected to return between 4% and 7%. The Company

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expects its pension plan asset managers will provide a premium of approximately 0.5% to 1.5% per annum to the respective market benchmark indices.

The Company’s investment policy related to its pension plans is to provide for growth of capital with a moderate level of volatility by investing in accordance with the target asset allocations stated above. The Company reviews its investment policy, including its target asset allocations, on a semi-annual basis to determine whether any changes in market conditions or amendments to its pension plans requires a revision to its investment policy.

The estimated future benefit payments reflecting future service as of the end of 2006 for the Company’s pension and SERP plans follows (in thousands):

Years Ending	Pension Plans	SERP

2007	182	—
2008	299	66
2009	468	66
2010	620	66
2011	717	1,486
2012 - 2016	8,499	12,062

10.	Stockholders’ Equity

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

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of Preferred Stock. Each of the aforementioned classes of capital stock has a par value of $.01 per share. Shares of Preferred Stock, none of which are outstanding as of December 31, 2006, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On January 14, 2006, the Company commenced an open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $200 million in repurchases. Under this program, the Company repurchased the entire 5,000,000 shares at a weighted average price of $35.23. This program concluded on November 8, 2006 when the maximum number of shares had been repurchased. This repurchase plan followed a prior repurchase plan for up to 5,000,000 shares which concluded on January 13, 2006. The Company repurchased 3,029,700 shares at a weighted average price of $31.20 per share under this program. On December 13, 2006, the Company commenced another open market repurchase program for up to 5,000,000 shares of the Company’s common stock not to exceed $200 million in repurchases. This program will conclude at the earlier of three years or when the maximum number of shares have been repurchased. As of December 31, 2006, the Company has not repurchased any shares under this program.

On September 21, 2004, the Company entered into an underwriting agreement (the “Underwriting Agreement”) among the Company, CHS/Community Health Systems, Inc., Citigroup Global Markets Inc. (“the Underwriter”), Forstmann Little & Co. Equity Partnership-V, L.P. and Forstmann Little & Co. Subordinated

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted income from continuing operations per share (in thousands, except share data):

	Year Ended December 31,
	2006	2005	2004

Numerator:
Numerator for basic earnings per share —
Income from continuing operations available to common stockholders — basic	$171,479	$190,138	$162,357

Numerator for diluted earnings per share —
Income from continuing operations	$171,479	$190,138	$162,357
Interest, net of tax, on 4.25% convertible notes	135	8,565	8,757

Income from continuing operations available to common stockholders — diluted	$171,614	$198,703	$171,114

Denominator:
Weighted-average number of shares outstanding — basic	94,983,646	88,601,168	95,643,733
Effect of dilutive securities:
Non-employee director options	11,825	11,715	32,336
Unvested common shares	—	—	23,499
Restricted Stock awards	140,959	115,411	—
Employee options	951,360	1,582,063	1,582,146
4.25% Convertible notes	145,120	8,385,031	8,582,076

Weighted-average number of shares outstanding — diluted	96,232,910	98,695,388	105,863,790

Dilutive securities outstanding not included in the computation of earning per share because their effect is antidilutive:
Employee options	1,261,367	31,100	262,025

12.	Commitments and Contingencies

Construction Commitments.  The Company has agreed, as part of the acquisition in 2003 of Southside Regional Medical Center in Petersburg, Virginia, to build a replacement facility with an aggregate estimated construction cost, including equipment, of approximately $135 million. Of this amount, approximately $18 million has been expended through December 31, 2006. The Company expects to spend $55 million in replacement hospital construction and equipment costs related to this project in 2007. This project is required to be completed in 2008. In addition, the Company has agreed, as part of the acquisition in 2004 of Phoenixville Hospital in Phoenixville, Pennsylvania, to spend $90 million in capital expenditures over eight years to develop and improve the hospital; of this amount approximately $19 million has been expended through December 2006. The Company expects to spend $19 million of this commitment in 2007. The

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has agreed as part of the acquisition in 2005 of Chestnut Hill Hospital, in Philadelphia, Pennsylvania to spend $41 million in capital expenditures over four years to develop and improve the hospital; of this amount approximately $7 million has been expended through December 2006. The Company expects to spend approximately $5 million of this commitment in 2007. As part of the acquisition in 2005 of Bedford County Medical Center in Shelbyville, Tennessee, the Company agreed to build a replacement facility with an aggregate estimated construction cost of approximately $35 million. Of this amount, approximately, $0.8 million has been expended through December 31, 2006. The Company expects to spend $12 million in replacement hospital construction costs related to this project in 2007. The project is required to be completed by June 30, 2009. Also as required by an amendment to a lease agreement entered into in 2005, the Company agreed to build a replacement facility at its Barstow, California location. Construction costs for this replacement facility are estimated to be approximately $60 million. Also in 2005, the Company entered into an agreement with a developer to build and lease to the Company new corporate headquarters. The Company accounts for this project as if it owns the assets. Construction of the new headquarters was completed in December 2006. In January 2007, the Company exercised a purchase option under that lease agreement and acquired the new headquarters by purchasing the equity interests of the previous owner for a purchase price of $34.9 million.

Physician Recruiting Commitments.  As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to the physicians in excess of the amounts they earned in their practice up to the amount of the income guarantee. These income guarantee periods are typically for 12 months. Such payments are recoverable by the Company from physicians who do not fulfill their commitment period, which is typically three years, to the respective community. At December 31, 2006, the maximum potential amount of future payments under these guarantees in excess of the liability recorded is $20.8 million.

Other.  Under specified acquisition agreements, the Company has deposited funds into escrow accounts to be used solely for the purpose of recruiting physicians to that specified hospital. At December 31, 2006, the Company had $4.4 million deposited in escrow accounts, which is included in other long-term assets.

Professional Liability Risks.  Substantially all of the Company’s professional and general liability risks are subject to a per occurrence deductible. Prior to June 1, 2002, substantially all of the Company’s professional and general liability risks were subject to a $0.5 million per occurrence deductible, and for claims reported from June 1, 2002 through June 1, 2003, these deductibles were $2.0 million per occurrence. Additional coverage above these deductibles was purchased through captive insurance companies in which the Company had a 7.5% minority ownership interest and to which the premiums paid by the Company represented less than 8% of the total premium revenues of the captive insurance companies. Concurrently, with the formation of the Company’s own wholly-owned captive insurance company in June 2003, the Company terminated its minority interest relationships in those entities. Substantially all claims reported on or after June 1, 2003 and before June 1, 2005 are self-insured up to $4.0 million per claim. Substantially all claims reported on or after June 1, 2005 are self insured up to $5 million per claim. Management on occasion has changed the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals is purchased through commercial insurance companies and generally after the self-insured amount covers up to $100 million per occurrence for all claims reported on or after June 1, 2003. The Company’s insurance is underwritten on a “claims- made basis.” The Company accrues an estimated liability for its uninsured exposure and self-insured retention based on historical loss patterns and actuarial projections. The Company’s estimated liability for the self-insured portion of professional and general liability claims was $104.2 million and $88.4 million as of December 31, 2006 and 2005, respectively. These estimated liabilities represent the present value of estimated future professional liability claims payments based on expected loss patterns using a weighted-average discount rate of 4.6% and 4.1% in 2006 and 2005, respectively. The weighted-average discount rate is based on an estimate of the risk-

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

free interest rate for the duration of the expected claim payments. The estimated undiscounted claims liability was $119.8 million and $107.7 million as of December 31, 2006 and 2005, respectively.

Legal Matters.  The Company is a party to other legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

13.	Subsequent Events

On January 31, 2007, the Company exercised, its purchase option with the developer of its newly constructed corporate headquarters and acquired the building by purchasing the equity interests of the previous owner for a purchase price of $34.9 million.

On February 1, 2007 the Company executed a definitive agreement to acquire 159-bed Lincoln General Hospital, located in Ruston, Louisiana. Ruston is located approximately 70 miles east of Shreveport, Louisiana. The seller, Lincoln Health System, Inc., is a non-profit organization owned jointly by a local non-profit and three other regional non-profit hospitals. The transaction is subject to regulatory approvals and is expected to close near the end of the first quarter of 2007.

14.	Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th	Total
	(In thousands, except share and per share data)

Year ended December 31, 2006:
Net operating revenues	$1,026,562	$1,061,054	$1,123,483	$1,154,477	$4,365,576
Income from continuing operations before taxes	93,552	85,236	13,314	86,059	278,161
Income from continuing operations	57,254	52,369	8,241	53,615	171,479
Loss on discontinued operations	(3,216)	—	—	—	(3,216)
Net income	54,038	52,369	8,241	53,615	168,263
Income from continuing operations per share:
Basic	0.59	0.55	0.09	0.57	1.80
Diluted	0.58	0.54	0.09	0.57	1.78
Net income per share:
Basic	0.56	0.55	0.09	0.57	1.77
Diluted	0.55	0.54	0.09	0.57	1.75
Weighted-average number of shares:
Basic	96,552,448	95,769,030	94,119,020	93,538,958	94,983,646
Diluted	98,209,271	96,870,315	95,258,771	94,644,589	96,232,910

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter
	1st	2nd	3rd	4th	Total
	(In thousands, except share and per share data)

Year ended December 31, 2005:
Net operating revenues	$908,263	$918,718	$929,269	$982,070	$3,738,320
Income from continuing operations before taxes	80,317	75,540	72,122	82,941	310,920
Income from continuing operations	49,079	46,150	44,066	50,843	190,138
Loss on discontinued operations	(13,091)	(5,622)	(1,180)	(2,701)	(22,594)
Net income	35,988	40,528	42,886	48,142	167,544
Income from continuing operations per share:
Basic	0.56	0.52	0.50	0.57	2.15
Diluted	0.52	0.49	0.47	0.54	2.02
Net income per share:
Basic	0.41	0.45	0.49	0.54	1.89
Diluted	0.39	0.43	0.46	0.51	1.79
Weighted-average number of shares:
Basic	87,926,338	89,149,815	88,325,411	89,011,180	88,601,168
Diluted	98,087,086	99,328,929	98,528,968	98,389,422	98,579,977

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e)) under the Securities and Exchange Act of 1934, as amended, as of December 31, 2006. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be included in this report has been recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be included in this report was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting during our fourth quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information

None

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that our internal control over financial reporting was effective as of December 31, 2006, based on these criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Franklin, Tennessee

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Community Health Systems, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States of America), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and our report dated February 20, 2007, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph referring to the Company adopting the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payments” effective January 1, 2006.

/s/  Deloitte & Touche LLP

Nashville, Tennessee
February 20, 2007

PART III

Item 10.	Directors and Executive Officers of the Company

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 22, 2007, under “Members of the Board of Directors,” “Information About our Executive Officers,” “Compliance with Exchange Act Section 16(A) Beneficial Ownership Reporting” and “Corporate Governance Principles and Board Matters.”

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 22, 2007 under “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 22, 2007 under “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 22, 2007 under “Certain Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 22, 2007 under “Ratification of the Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Item 15(a) 1.  Financial Statements

Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.

Item 15(a) 2.  Financial Statement Schedules

The following financial statement schedule is filed as part of this Report at page 94 hereof:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 15(a)(3) and 15(c):

The following exhibits are either filed with this Report or incorporated herein by reference.

Description

2.1	Agreement and Plan of Merger between the Registrant, FLCH Acquisition Corp. and Community Health Systems, Inc., dated on June 9, 1996 (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 333-31790))
3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-31790))
3.2	Form of Restated By laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-31790))
4.2	The Indenture, dated as of December 16, 2004, among the Company and SunTrust Bank, as trustee relating to the 6.5% Senior Subordinated Notes due December 15, 2012 (incorporated by reference to Exhibit 4.1 to the Registrants current report on Form 8-K on December 13, 2004 (No. 001-15925))
10.1	Amended and Restated Credit Agreement dated as of August 19, 2004, among, CHS/Community Health Systems, Inc., Community Health Systems, Inc., JPMorgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and JP Morgan Securities Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners and the other lender party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.2	First Amendment and Waiver, dated as of December 16, 2004 representing an amendment to the Amended and Restated Wachovia Credit Agreement dated as of August 19, 2004, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., JPMorgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent Bank of America, N.A., as Documentation Agent and JP Morgan Securities Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners and the other lenders party thereto (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.3	Second Amendment dated as of July 8, 2005, to the Amended and Restated Credit Agreement dated as of August 19, 2004, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the several lenders thereto, JP Morgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 13, 2005 (No. 001-15925))
10.4	Third Amendment, dated December 13, 2006, among CHS/CHS Community Health Systems, Inc., Community Health Systems, Inc., the several banks and other financial institutions lenders parties thereto, JP Morgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, National Association, as Documentation Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 13, 2006 (No. 001-15925))
10.5	First Incremental Facility Amendment, dated as of December 13, 2006, among CHS/CHS Community Health Systems, Inc., Community Health Systems, Inc., the several banks and other financial institutions lenders parties thereto, JP Morgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, National Association, as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 13, 2006 (No. 001-15925))
10.6	Form of outside director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-31790))
10.7	Form of Amendment No. 1 to the Director Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-10034977))

Description

10.8	Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan, as amended and restated on February 23, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005 (No. 001-15925))
10.9	Form of Amendment No. 1 to the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 20, 2005)
10.10	Form of Restricted Stock Award Agreement (Directors) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2005)
10.11	Community Health Systems Deferred Compensation Plan Trust, Amended and Restated Effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.12	Community Health Systems Deferred Compensation Plan, as amended effective October 1, 1993; January 1, 1994; January 1, 1998; April 1, 1999; July 1, 2000; and June 1, 2001 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.13	Community Health Systems, Inc. Director’s Fees Deferral Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.14	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 28, 2005 (No. 001-15925))
10.15	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 28, 2005 (No. 001-15925))
10.16	Community Health Systems, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.17	Amendment No. 2 to the Community Health Systems, Inc. Supplemental Executive Retirement Plan dated December 10, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))
10.18	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))
10.19	Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.20	Form of Performance Based Restricted Stock Award Agreement between Registrant and its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2006 (No. 001-15925))
21	List of subsidiaries*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

Item 15(b):

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Community Health Systems, Inc.

By:	/s/ Wayne T. Smith
Wayne T. Smith
Chairman of the Board,
President and Chief Executive Officer

February 20, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WAYNE T. SMITH Wayne T. Smith	President and Chief Executive Officer and Director (principal executive officer)	02/20/2007

/s/ W. LARRY CASH W. Larry Cash	Executive Vice President, Chief Financial Officer and Director (principal financial officer)	02/20/2007

/s/ T. MARK BUFORD T. Mark Buford	Vice President and Corporate Controller (principal accounting officer)	02/20/2007

/s/ JOHN A. CLERICO John A. Clerico	Director	02/20/2007

/s/ DALE F. FREY Dale F. Frey	Director	02/20/2007

/s/ HARVEY KLEIN, M.D. Harvey Klein, M.D.	Director	02/20/2007

/s/ JOHN A. FRY John A. Fry	Director	02/20/2007

/s/ JULIA B. NORTH Julia B. North	Director	02/20/2007

/s/ H. MITCHELL WATSON, JR. H. Mitchell Watson, Jr.	Director	02/20/2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Franklin, Tennessee

We have audited the consolidated financial statements of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, and have issued our report thereon dated February 20, 2007 (included elsewhere in this Annual Report, such report expresses an unqualified opinion and includes an explanatory paragraph referring to the Company adopting the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share Based Payments” effective January 1, 2006). Our audits also included the financial statement schedule listed in Item 15 of this Annual Report. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  Deloitte & Touche LLP

Nashville, Tennessee
February 20, 2007

Community Health Systems, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

	Balance at	Acquisitions	Charged to		Balance
	Beginning	and	Costs and		at End
Description	of Year	Dispositions	Expenses	Write-offs	of Year
	(In thousands)

Year ended December 31, 2006 allowance for doubtful accounts	$346,024	$31,241	$547,781	$(446,481)	$478,565
Year ended December 31, 2005 allowance for doubtful accounts	$286,094	$—	$377,596	$(317,666)	$346,024
Year ended December 31, 2004 allowance for doubtful accounts	103,677	2,233	343,793	(163,609)	286,094

Exhibit Index

Description

2.1	Agreement and Plan of Merger between the Registrant, FLCH Acquisition Corp. and Community Health Systems, Inc., dated on June 9, 1996 (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 333-31790))
3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1 (No. 333-31790))
3.2	Form of Restated By laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-31790))
4.2	The Indenture, dated as of December 16, 2004, among the Company and SunTrust Bank, as trustee relating to the 6.5% Senior Subordinated Notes due December 15, 2012 (incorporated by reference to Exhibit 4.1 to the Registrants current report on Form 8-K on December 13, 2004 (No. 001-15925))
10.1	Amended and Restated Credit Agreement dated as of August 19, 2004, among, CHS/Community Health Systems, Inc., Community Health Systems, Inc., JPMorgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, Bank of America, N.A., as Documentation Agent and JP Morgan Securities Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners and the other lender party thereto (incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002)
10.2	First Amendment and Waiver, dated as of December 16, 2004 representing an amendment to the Amended and Restated Wachovia Credit Agreement dated as of August 19, 2004, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., JPMorgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent Bank of America, N.A., as Documentation Agent and JP Morgan Securities Inc. and Banc of America Securities LLC as Joint Lead Arrangers and Joint Bookrunners and the other lenders party thereto (incorporated by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.3	Second Amendment dated as of July 8, 2005, to the Amended and Restated Credit Agreement dated as of August 19, 2004, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the several lenders thereto, JP Morgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, N.A., as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed July 13, 2005 (No. 001-15925))
10.4	Third Amendment, dated December 13, 2006, among CHS/CHS Community Health Systems, Inc., Community Health Systems, Inc., the several banks and other financial institutions lenders parties thereto, JP Morgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, National Association, as Documentation Agent (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed December 13, 2006 (No. 001-15925))
10.5	First Incremental Facility Amendment, dated as of December 13, 2006, among CHS/CHS Community Health Systems, Inc., Community Health Systems, Inc., the several banks and other financial institutions lenders parties thereto, JP Morgan Chase Bank, as Administrative Agent, Wachovia Bank, National Association, as Syndication Agent, and Bank of America, National Association, as Documentation Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed December 13, 2006 (No. 001-15925))
10.6	Form of outside director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-31790))
10.7	Form of Amendment No. 1 to the Director Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-10034977))
10.8	Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan, as amended and restated on February 23, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005 (No. 001-15925))

Description

10.9	Form of Amendment No. 1 to the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 20, 2005)
10.10	Form of Restricted Stock Award Agreement (Directors) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2005)
10.11	Community Health Systems Deferred Compensation Plan Trust, Amended and Restated Effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.12	Community Health Systems Deferred Compensation Plan, as amended effective October 1, 1993; January 1, 1994; January 1, 1998; April 1, 1999; July 1, 2000; and June 1, 2001 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.13	Community Health Systems, Inc. Director’s Fees Deferral Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.14	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 28, 2005 (No. 001-15925))
10.15	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 28, 2005 (No. 001-15925))
10.16	Community Health Systems, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.17	Amendment No. 2 to the Community Health Systems, Inc. Supplemental Executive Retirement Plan dated December 10, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))
10.18	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))
10.19	Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.20	Form of Performance Based Restricted Stock Award Agreement between Registrant and its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2006 (No. 001-15925))
21	List of subsidiaries*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.