Form 10-Q
period 2007-03-31
COMMUNITY HEALTH SYSTEMS INC
filed 2007-04-26
CIK 1108109

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
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
Yes ☐    No ☑
As of April 23, 2007, there were outstanding 95,730,955 shares of the Registrant’s Common Stock, $.01 par value.

Community Health Systems, Inc.
Form 10-Q
For the Three Months Ended March 31, 2007

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$62,878	$40,566
Patient accounts receivable, net of allowance for doubtful accounts of $497,354 and $478,565 at March 31, 2007, and December 31, 2006, respectively	817,497	773,984
Supplies	113,315	113,320
Deferred income taxes	13,249	13,249
Prepaid expenses and taxes	35,712	32,385
Other current assets	49,354	47,880

Total current assets	1,092,005	1,021,384

Property and equipment	2,667,923	2,630,366
Less accumulated depreciation and amortization	(682,220)	(643,789)

Property and equipment, net	1,985,703	1,986,577

Goodwill	1,332,422	1,336,525

Other assets, net	198,786	162,093

Total assets	$4,608,916	$4,506,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$23,058	$35,396
Accounts payable	239,889	247,747
Current income taxes payable	25,524	7,626
Accrued interest	11,675	7,122
Accrued liabilities	290,570	277,392

Total current liabilities	590,716	575,283

Long-term debt	1,900,849	1,905,781

Deferred income taxes	141,472	141,472

Other long-term liabilities	195,429	160,370

Stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 95,723,518 shares issued and 94,747,969 shares outstanding at March 31, 2007, and 95,026,494 shares issued and 94,050,945 shares outstanding at December 31, 2006	957	950
Additional paid-in capital	1,202,476	1,195,947
Treasury stock, at cost, 975,549 shares at March 31, 2007 and December 31, 2006	(6,678)	(6,678)
Accumulated other comprehensive income	1,715	5,798
Retained earnings	581,980	527,656

Total stockholders’ equity	1,780,450	1,723,673

Total liabilities and stockholders’ equity	$4,608,916	$4,506,579

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Net operating revenues	$1,203,997	$1,026,562

Operating costs and expenses:
Salaries and benefits	486,336	407,668
Provision for bad debts	135,699	107,591
Supplies	140,508	122,820
Other operating expenses	245,259	207,043
Rent	25,996	22,982
Depreciation and amortization	51,270	42,506
Minority interest in earnings	193	613

Total operating costs and expenses	1,085,261	911,223

Income from operations	118,736	115,339
Interest expense, net	30,404	21,787

Income from continuing operations before income taxes	88,332	93,552
Provision for income taxes	34,008	36,298

Income from continuing operations	54,324	57,254

Discontinued operations, net of taxes:
Loss from operations of hospital sold	—	(657)
Loss on sale of hospital	—	(2,559)

Loss on discontinued operations	—	(3,216)

Net income	$54,324	$54,038

Income from continuing operations per common share:
Basic	$0.58	$0.59

Diluted	$0.58	$0.58

Net income per common share:
Basic	$0.58	$0.56

Diluted	$0.58	$0.55

Weighted-average number of shares outstanding:
Basic	93,402,545	96,552,448

Diluted	94,365,292	98,209,271

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash flows from operating activities
Net income	$54,324	$54,038
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,270	42,506
Minority interest in earnings	193	613
Stock-based compensation expense	6,330	3,651
Loss on sale of hospital	—	3,937
Excess tax benefits relating to stock-based compensation	(758)	(4,360)
Other non-cash expenses, net	132	(590)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(33,322)	(42,326)
Supplies, prepaid expenses and other current assets	(7,867)	2,798
Accounts payable, accrued liabilities and income taxes	45,688	28,371
Other	4,357	2,176

Net cash provided by operating activities	120,347	90,814

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(44,039)	(17,448)
Purchases of property and equipment	(44,789)	(39,704)
Disposition of hospital	—	500
Proceeds from sale of equipment	134	34
Increase in other assets	(7,051)	(22,425)

Net cash used in investing activities	(95,745)	(79,043)

Cash flows from financing activities
Proceeds from exercise of stock options	3,311	1,919
Excess tax benefits relating to stock-based compensation	758	4,360
Stock buy-back	—	(8,112)
Deferred financing costs	(14)	(16)
Redemption of convertible notes	—	(128)
Proceeds from minority investors in joint ventures	1,019	3,060
Redemption of minority investments in joint ventures	(1,253)	(530)
Distributions to minority investors in joint ventures	(1,079)	(596)
Borrowings under credit agreement	—	—
Repayments of long-term indebtedness	(5,032)	(3,885)

Net cash used in financing activities	(2,290)	(3,928)

Net change in cash and cash equivalents	22,312	7,843

Cash and cash equivalents at beginning of period	40,566	104,108

Cash and cash equivalents at end of period	$62,878	$111,951

See accompanying notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its Subsidiaries (the “Company”) as of March 31, 2007 and for the three month periods ended March 31, 2007 and March 31, 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2007, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes the disclosure is adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006, contained in the Company’s Annual Report on Form 10-K.
Effective September 30, 2006, the Company began estimating the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and, if present, anticipated changes in trends. For all other payor categories the Company began reserving 100% of all accounts aging over 365 days from the date of discharge of the patient. The percentage used to reserve for all self-pay accounts is based on the Company’s collection history. The Company believes that substantially all of the Company’s third-party insured receivables which include receivables from governmental agencies is collected. Previously, the Company estimated the allowance for doubtful accounts by reserving all accounts aging over 150 days from the date of discharge, without regard to payor class.
2. ACCOUNTING FOR STOCK-BASED COMPENSATION
Stock-based compensation awards are granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (the “2000 Plan”). The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code as well as stock options which do not so qualify, stock appreciation rights, restricted stock, performance units and performance shares, phantom stock awards and share awards. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, the options granted under the 2000 Plan are “nonqualified” stock options for tax purposes. Vesting of these granted options occurs in one third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10 year contractual term and options granted in 2005 and 2006 have an 8 year contractual term. The exercise price of options granted to employees under the 2000 Plan were equal to the fair value of the Company’s common stock on the option grant date. As of March 31, 2007, 9,841,555 shares of unissued common stock remain reserved for future grants under the 2000 Plan. The Company also has options outstanding under its Employee Stock Option Plan (the “1996 Plan”). These options are fully vested and exercisable and no additional grants of options will be made under the 1996 Plan.
The following table reflects the impact of total compensation expense related to stock-based equity plans under SFAS No. 123(R), on the reported operating results for the respective periods (in thousands):

	Three months ended
	March 31,
	2007	2006
Effect on income from continuing operations before income taxes	$(6,330)	$(3,667)

Effect on net income	$(3,845)	$(2,384)

Effect on net income per share-diluted	$(0.04)	$(0.02)

SFAS No. 123(R) also requires the benefits of tax deductions in excess of the recognized tax benefit on compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under APB 25 and related interpretations. This requirement reduced our net operating cash flows and increased our financing cash flows by $0.8 million for the three months ended March 31, 2007 and $4.4 million for the three months ended March 31, 2006.
At March 31, 2007, $63.9 million of unrecognized stock-based compensation expense from all outstanding unvested stock options and restricted stock is expected to be recognized over a weighted-average period of 23 months.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. ACCOUNTING FOR STOCK-BASED COMPENSATION (Continued)
The fair value of stock-based awards was estimated using the Black Scholes option pricing model with the assumptions and weighted-average fair values during the three months ended March 31, 2007, as follows:

Three months
ended
March 31,
2007
Expected volatility	25.6%
Expected dividends	0
Expected term	4 years
Risk-free interest rate	4.48%
In determining expected return, the Company examined concentrations of option holdings, historical patterns of option exercises and forfeitures, as well as forward looking factors, to determine if there were discernable employee populations. From this analysis, the Company identified two employee populations, one consisting primarily of certain senior executives and the other consisting of all other recipients.
The expected volatility rate was estimated based on historical volatility. In determining expected volatility, the Company also reviewed the market based implied volatility of actively traded options of its common stock and determined that historical volatility did not differ significantly from the implied volatility.
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
Options outstanding and exercisable under the 1996 Plan and the 2000 Plan as of March 31, 2007, and changes during the three months then ended were as follows (in thousands, except share and per share data):

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
		exercise	term	value as of
	Shares	price	(in years)	March 31, 2007
Outstanding at December 31, 2006	5,482,528	$26.48
Granted	852,500	37.21
Exercised	(121,861)	26.13
Forfeited and cancelled	(24,002)	35.77

Outstanding at March 31, 2007	6,189,165	$27.93	6.69 years	$45,306

Exercisable at March 31, 2007	4,085,501	$23.50	6.23 years	$49,007

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2007, was $10.36. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the reporting period ($35.25) and the exercise price, multiplied by the number of the in-the-

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
2. ACCOUNTING FOR STOCK-BASED COMPENSATION (Continued)
money options) that would have been received by the option holders had all option holders exercised their options on March 31, 2007. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2007 was $1.4 million and the aggregate intrinsic value of options exercised during the three months ended March 31, 2006 was $11.1 million.
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
Restricted stock outstanding under the 2000 Plan as of March 31, 2007, and changes during the three months then ended are as follows:

		Weighted
		average
		fair
	Shares	value
Unvested at December 31, 2006	969,691	$36.05
Granted	681,000	37.19
Vested	(376,679)	35.42
Forfeited	—	—

Unvested at March 31, 2007	1,274,012	36.84

As of March 31, 2007, there was $44.0 million of unrecognized stock-based compensation expense related to unvested restricted stock expected to be recognized over a weighted-average period of 24 months.
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

	Three months ended
	March 31,
	2007	2006
Directors’ fees earned and deferred into plan	$35,875	$50,000

Equivalent units	1,017.731	1,434.993

At March 31, 2007, there are a total of 10,803.732 units deferred in the plan with an aggregate fair value of $380,832, based on the closing market price of the Company’s common stock at March 30, 2007 of $35.25.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
3. COST OF REVENUE
The majority of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs, which were $23.1 million and $22.1 million for the three month periods ended March 31, 2007 and 2006. These corporate office costs include stock-based compensation expense recognized under SFAS No. 123(R).
4. USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from the estimates.
5. ACQUISITIONS AND DIVESTITURES
On March 19, 2007, the Company and Triad Hospitals, Inc. (“Triad”) announced the execution of a definitive merger agreement pursuant to which the Company will acquire Triad for $54 per share in cash, or approximately $6.8 billion in the aggregate, including the assumption of approximately $1.7 billion of existing indebtedness of Triad. The combined company would own or operate approximately 130 hospitals in 28 states, with a total bed count of more than 18,700. The completion of the acquisition is subject to certain closing conditions including approval by Triad’s stockholders and regulatory approvals, and is expected to close in the third quarter of 2007. There is no financing condition to the consummation of the transaction. In connection with the pending Triad merger, the Company obtained a debt financing commitment from Credit Suisse, Wachovia Bank, National Association, and certain of their affiliates, for up to $6.95 billion of senior secured financing and $3.365 billion of either bridge financing or senior notes (collectively, the “Debt Financing”). The final terms of the Debt Financing are subject to the negotiation of mutually acceptable definitive documentation, which will include customary representations and warranties, affirmative and negative covenants, and events of default. Additionally, lenders’ provision of the Debt Financing is subject to the satisfaction of specified conditions precedent, including consummation of the merger and delivery of specified financial information regarding the Company and Triad.
The merger agreement specifies the termination rights of the parties and further provides that upon termination of the merger agreement under certain circumstances, Triad may be required to pay the Company a termination fee of approximately $130 million. The parties to the merger agreement are entitled to specific performance of the terms and provisions of the merger agreement, in addition to any other remedy to which they are entitled, including damages for any breach of the merger agreement by the other party.
Prior to entering the merger agreement, Triad terminated an Agreement and Plan of Merger that it entered into on February 4, 2007 (the “Prior Merger Agreement”) with Panthera Partners, LLC, Panthera Holdco Corp. and Panthera Acquisition Corporation (collectively, “Panthera”). Concurrent with the termination of the Prior Merger Agreement and pursuant to the terms thereof, Triad paid a termination fee of $20 million to Panthera and advanced $20 million to Panthera to cover its out-of-pocket expenses. The Company has reimbursed Triad for the termination fee and the advance for expense reimbursement paid to Panthera, on the condition that Triad will repay the Company such amounts in the event the merger agreement is terminated under certain circumstances in which the Company is entitled to expense reimbursement and/or a termination fee from Triad.
During 2006, the Company acquired through 7 separate purchase transactions and three capital lease transactions, substantially all of the assets and working capital of eight hospitals and three home health agencies. On March 1, 2006, the Company acquired, through a combination of purchasing certain assets and entering into a capital lease for other related assets, Forrest City Hospital, a 118 bed hospital located in Forrest City, Arkansas. On April 1, 2006, the Company completed the acquisition of two hospitals from Baptist Health System, Birmingham, Alabama: Baptist Medical Center – DeKalb (134 beds) and Baptist Medical Center – Cherokee (60 beds). On May 1, 2006, the Company acquired Via Christi Oklahoma Regional Medical Center, a 140 bed hospital located in Ponca City, Oklahoma. On June 1, 2006, the Company acquired Mineral Area Regional Medical Center, a 135 bed hospital located in Farmington, Missouri. On June 30, 2006, the Company acquired Cottage Home Options, a home health agency and related business, located in Galesburg, Illinois. On July 1, 2006, the Company acquired the healthcare assets of Vista Health, which included Victory Memorial Hospital (336 beds) and St. Therese Medical Center (71 non-acute care beds), both located in Waukegan, Illinois. On September 1, 2006, the Company acquired Humble Texas Home Care, a home healthy agency located in Humble, Texas. On October 1, 2006, the Company acquired Helpsource Home Health, a home health agency located in Wichita Falls, Texas. On November 1, 2006, the Company acquired through two separate capital lease transactions, Campbell Memorial Hospital, a 99 bed hospital located in Weatherford, Texas and Union County Hospital, a 25 bed hospital located in Anna, Illinois. The aggregate consideration for these eight hospitals and three home health agencies totaled approximately $385.7

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
5. ACQUISITIONS AND DIVESTITURES (Continued)
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
In connection with the above actions and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the results of operations of Highland Medical Center as discontinued operations in the accompanying condensed consolidated statements of income.
Net operating revenues and loss from discontinued operations for the three month period ended March 31, 2006 (as applicable) are as follows:

Three months ended
March 31,
2006
Net operating revenues	$4,294

Loss from operations before income taxes	$(1,008)
Loss on sale of hospital	(3,938)
Impairment on assets held for sale	—

Loss from discontinued operations, before taxes	(4,946)
Income tax benefit	1,730

Loss from discontinued operations, net of tax	$(3,216)

The computation of the loss from discontinued operations, before taxes, for the three months ended March 31, 2006 includes the net write-off of $4.4 million of tangible assets at the one hospital sold during the three months ended March 31, 2006.
There are no material assets or liabilities related to the hospitals classified as discontinued operations in the accompanying condensed consolidated balance sheets as of March 31, 2007 and December 31, 2006.
6. INCOME TAXES
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, is $8.7 million. It is the Company’s policy to recognize interest accrued related to unrecognized benefits in its statement of operations as income tax expense. Approximately $1 million of interest is included in the amount of unrecognized benefit at March 31, 2007. During the year ending December 31, 2007, it is possible the Company could release up to $5 million of its tax reserve, as a result of the potential expiration of the statute of limitations pertaining to tax positions taken in prior years relative to legal settlements.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions the Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2003. During 2006, the Company agreed to a settlement at the Internal Revenue Service Appeals Office with respect to the 2003 consolidated income tax year. The Company has received a closing letter with respect to the examination for the tax year 2003. The settlement was not material to the Company’s consolidated statement of income or financial position.
Cash paid for income taxes, net of refunds received, was $13.2 million during the three months ended March 31, 2007 and $21.1 million during the three months ended March 31, 2006.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three months ended March 31, 2007, are as follows (in thousands):

Balance as of December 31, 2006	$1,336,525
Goodwill acquired as part of acquisitions during 2007	436
Consideration adjustments and finalization of purchase price allocations for acquisitions completed prior to 2007	(4,539)

Balance as of March 31, 2007	$1,332,422

The Company completed its most recent annual goodwill impairment test as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” during 2006, using a measurement date of September 30, 2006. Based on the results of the impairment test, the Company was not required to recognize an impairment of goodwill in 2006.
The gross carrying amount of the Company’s other intangible assets was $14.4 million at March 31, 2007 and $13.7 million at December 31, 2006, and the net carrying amount was $7.6 million at March 31, 2007 and $7.4 million at December 31, 2006. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets.
The weighted-average amortization period for the intangible assets subject to amortization is approximately six years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets during the three months ended March 31, 2007 and March 31, 2006 was $0.5 million and $0.4 million, respectively. Amortization expense on intangible assets is estimated to be $1.4 million for the remainder of 2007, $1.3 million in 2008, $1.1 million in 2009, $0.9 million in 2010, $0.6 million in 2011, and $0.4 million in 2012.
8. EARNINGS PER SHARE
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted income from continuing operations per share (in thousands, except share data):

	Three months ended March 31,
	2007	2006
Numerator:
Numerator for basic earnings per share -
Income from continuing operations available to common stockholders – basic	$54,324	$57,254

Numerator for diluted earnings per share -
Income from continuing operations	$54,324	$57,254
Interest, net of tax, on 4.25% convertible notes	—	135

Income from continuing operations available to common stockholders – diluted	$54,324	$57,389

Denominator:
Weighted-average number of shares outstanding –basic	93,402,545	96,552,448
Effect of dilutive securities:
Non-employee director options	11,826	11,915
Restricted stock awards	36,235	43,641
Employee options	914,686	1,012,727
4.25% Convertible notes	—	588,540

Weighted-average number of shares outstanding – diluted	94,365,292	98,209,271

Dilutive securities outstanding not included in the computation of earning per share because their effect is antidilutive:
Employee options	1,926,567	1,062,400

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9. STOCKHOLDERS’ EQUITY
On January 17, 2006, the Company completed the redemption of all its remaining outstanding 4.25% Convertible Subordinated Notes due 2008 (the “Notes”). Prior to the call for redemption made on December 16, 2005, there was $136.6 million in aggregate principal amount of the Notes outstanding. At the conclusion of the call for redemption, $0.1 million in principal amount of the Notes were redeemed for cash and $136.5 million of the Notes were converted by the holders into 4,074,510 shares of the Company’s common stock, $0.1 par value per share.
On January 14, 2006, the Company commenced an open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $200 million in repurchases. Under this program, the Company repurchased the entire 5,000,000 shares at a weighted average price of $35.23. This program concluded on November 8, 2006 when the maximum number of shares had been repurchased. On December 13, 2006, the Company commenced another open market repurchase program for up to 5,000,000 shares of the Company’s common stock not to exceed $200 million in repurchases. This program will conclude at the earlier of three years or when the maximum number of shares have been repurchased. As of March 31, 2007, the Company has not repurchased any shares under this program.
10. COMPREHENSIVE INCOME
The following table presents the components of comprehensive income, net of related taxes. The net change in fair value of interest rate swap agreements is a function of the spread between the fixed interest rate of each swap and the underlying variable interest rate under the Company’s credit facility and the change in fair value of available for sale securities is the unrealized gain (losses) on the related investments (in thousands):

	Three months ended
	March 31,
	2007	2006
Net income	$54,324	$54,038
Net change in fair value of interest rate swaps	(3,870)	5,134
Net change in fair value of available for sale securities	$(213)	$166

Comprehensive income	$50,241	$59,338

The net change in fair value of the interest rate swaps and the net change in fair value of available for sale securities are included in stockholders’ equity on the accompanying condensed consolidated balance sheets.
11. LONG-TERM DEBT
On August 19, 2004, the Company entered into a $1.625 billion senior secured credit facility with a consortium of lenders which was subsequently amended on December 16, 2004, July 8, 2005 and December 13, 2006. The purpose of the facility was to refinance the Company’s previous credit agreement, repay specified other indebtedness, and fund general corporate purposes including amending the credit facility to permit declaration and payment of cash dividends, to repurchase shares or make other distributions, subject to certain restrictions. This facility replaced the Company’s previous credit facility and consists of a $1.2 billion term loan that matures in 2011 and a $425 million revolving credit facility that matures in 2009. The First Incremental Facility Amendment, dated as of December 13, 2006, increased our term loans by $400 million (the “Incremental Term Loan Facility”) and also gave us the ability to add up to $400 million of additional term loans. The full amount of the Incremental Term Loan Facility was funded on December 13, 2006, and the proceeds were used to repay the full outstanding amount (approximately $326 million) of the revolving credit facility under the Credit Agreement and the balance is available to be used for general corporate purposes. The Company may elect from time to time an interest rate per annum for the borrowings under the term loan, including the incremental term loan, and revolving credit facility equal to (a) an alternate base rate, which will be equal to the greatest of (i) the Prime Rate in effect and (ii) the Federal Funds Effective Rate, plus 50 basis points, plus (1) 75 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 175 basis points for the term loan and (2) the Applicable Margin for Eurodollar revolving credit loans. The Company also pays a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee is based on a pricing grid depending on the Applicable Margin for Eurodollar revolving credit loans and ranges from 0.250% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, the Company will pay fees for each letter of credit issued under the credit facility. In

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
connection with this refinancing, the Company recorded a pre-tax write-off of approximately $0.8 million in deferred loan costs relative to the early extinguishment of a portion of the previous credit facility.
As of March 31, 2007, the Company’s availability for additional borrowings under its revolving credit facility was $425 million, of which $23 million was set aside for outstanding letters of credit. The Company also has the ability to add up to $200 million of borrowing capacity from receivable transactions (including securitizations) under its senior secured credit facility which has not yet been accessed. As stated above, the Company also has the ability to amend the senior secured credit facility to provide for one or more tranches of term loans in an aggregate principal amount of $400 million, which the Company has not yet accessed. As of March 31, 2007, the Company’s weighted-average interest rate under its credit facility was 7.5%.
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
Cash paid for interest, net of interest income, was $25.9 million during the three months ended March 31, 2007 and $19.3 million during the three months ended March 31, 2006.
12. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, provides framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of 2008. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.
13. SUBSEQUENT EVENTS
Effective April 1, 2007, the Company completed its acquisition of Lincoln General Hospital (159 licensed beds), located in Ruston, Louisiana. The total consideration for this hospital was approximately $48.7 million, of which $46.1 million was paid in cash and $2.6 million assumed in liabilities.

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
Executive Overview
We are the largest non-urban provider of general hospital healthcare services in the United States in terms of number of facilities and net operating revenues. We generate revenue by providing a broad range of general hospital healthcare services to patients in the communities in which we are located. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For the three months ended March 31, 2007, we generated $1.2 billion in net operating revenues, a growth of 17.3% over the three months ended March 31, 2006, $54.3 million in income from continuing operations, a decrease of 5.1% from the three months ended March 31, 2006, and $54.3 million in net income, substantially unchanged compared to $54.0 million for the three months ended March 31, 2006.
On a consolidated basis, total admissions increased 12.7% during the three months ended March 31, 2007 compared to the three months ended March 31, 2006. Admissions at hospitals owned throughout both periods increased 1.0% during the three months ended March 31, 2007, as compared to the same period in the prior year. Adjusted admissions for those same hospitals increased 1.2% during the three month period ended March 31, 2007 as compared to the same period in the prior year. The increase in admissions continue to reflect the application of our operating strategies of growing through selective acquisitions and improving same-store hospital performance. Furthermore, we believe that our consolidated financial results which include higher bad debts related to self-pay business, an increase in salaries and benefits related to additional employed physicians and incremental stock-based compensation and an increase in interest expense, offset by lower supplies expense and favorable revenue improvements, reflect our efforts to effectively manage costs while facing difficult industry related issues such as increasing numbers of uninsured and underinsured patients.
On March 19, 2007, the Company and Triad announced the execution of a definitive merger agreement pursuant to which the Company will acquire Triad for $54 per share in cash, or approximately $6.8 billion in the aggregate, including the assumption of approximately $1.7 billion of existing indebtedness of Triad. The combined company would own or operate approximately 130 hospitals in 28 states, with a total bed count of more than 18,700. The completion of the acquisition is subject to certain closing conditions including approval by Triad’s stockholders and regulatory approvals, and is expected to close in the third quarter of 2007. There is no financing condition to the consummation of the transaction. The Company has received financing commitments from Credit Suisse, Wachovia Bank, National Association, and certain of their affiliates to complete the acquisition.
Sources of Consolidated Net Operating Revenue

	Three Months Ended
	March 31,
	2007	2006
Medicare	31.2%	32.1%
Medicaid	10.2%	9.3%
Managed Care	23.9%	23.9%
Self-pay	12.6%	11.7%
Other third party payors	22.1%	23.0%

Total	100.0%	100.0%

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that these adjustments become known. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the three month periods ended March 31, 2007 and 2006.
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
Results of Operations
Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include orthopedics, cardiology, occupational medicine, diagnostic services, emergency services, rehabilitation treatment, home health and skilled nursing. The strongest demand for hospital services generally occurs during January through April and the weakest demand for these services occurs during the summer months. Accordingly, eliminating the effect of new acquisitions, our net operating revenues and earnings are historically highest during the first quarter and lowest during the third quarter.
The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended
	March 31,
	2007	2006
Consolidated (a)
Net operating revenues	100.0%	100.0%
Operating expenses (b)	(85.9)	(84.6)
Depreciation and amortization	(4.2)	(4.1)
Minority interest in earnings	(0.1)	(0.1)

Income from operations	9.8	11.2
Interest expense, net	(2.5)	(2.1)

Income from continuing operations before income taxes	7.3	9.1
Provision for income taxes	(2.8)	(3.5)

Income from continuing operations	4.5	5.6
Loss on discontinued operations	—	(0.3)

Net Income	4.5%	5.3%

Three Months Ended
March 31, 2007
Percentage increase (decrease) from same period prior year (a):
Net operating revenues	17.3%
Admissions	12.7
Adjusted admissions (c)	13.9
Average length of stay	(2.4)
Net Income (d)	0.5

Same-store percentage increase from same period prior year (a)(e):
Net operating revenues	6.1%
Admissions	1.0
Adjusted admissions (c)	1.2

(a)	Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have restated our prior period financial statements and statistical results to reflect the reclassification as discontinued operations of one hospital which was sold.

(b)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses.

(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Includes loss from operations of discontinued hospital and loss on sale of discontinued hospital.

(e)	Includes acquired hospitals to the extent we operated them during comparable periods in both years.
Three months Ended March 31, 2007 Compared to Three months Ended March 31, 2006
Net operating revenues increased 17.3% to $1.204 billion for the three months ended March 31, 2007, from $1.027 billion for the three months ended March 31, 2006. Of the $177.4 million increase in net operating revenues, the eight hospitals and three home health agencies acquired in 2006, which are not yet included in same-store revenues, contributed approximately $124.2 million, and hospitals we owned throughout both periods contributed approximately $53.2 million, an increase of 6.1%. Of the increase from hospitals owned throughout both periods, approximately 4.9% was attributable to rate increases, payor mix and the acuity level of services provided, and approximately 1.2% was attributable to volume increases.
Inpatient admissions increased by 12.7%. Adjusted admissions increased by 13.9%. On a same-store basis, inpatient admissions increased by 1.0% and same-store adjusted admissions increased by 1.2%. With respect to consolidated admissions, approximately 11.2% of admissions were from newly acquired hospitals. On a same-store basis, net inpatient revenues increased by 5.3% and net outpatient revenues increased by 7.2%. Consolidated average length of stay and same-store average length of stay decreased to 4.1 days from the prior year period which was 4.2 days.
Operating expenses, as a percentage of net operating revenues, increased to 85.9% for the three months ended March 31, 2007 compared to 84.6% for the three months ended March 31, 2006. Salaries and benefits, as a percentage of net operating revenues, increased 0.7% to 40.4% for the three months ended March 31, 2007, compared to 39.7% for the three months ended March 31, 2006, as the impact of the eight hospitals acquired in 2006, the increase in the number of employed physicians and the recognition of additional stock-based compensation offset efficiencies gained since the prior year period. The additional stock-based compensation represents an incremental year of expense as no restricted stock or options were granted in 2004. The three month period ended March 31, 2006 contains expense for two years of such grants, as compared to expense for three years of grants for the three month period ended March 31, 2007. Provision for bad debts, as a percentage of net operating revenues, increased 0.8% to 11.3% for the three months ended March 31, 2007 compared to 10.5% for the three months ended March 31, 2006, primarily as a result of the increase in self-pay revenues. Supplies, as a percentage of net operating revenues, decreased 0.3% to 11.7% for the three months ended March 31, 2007, as compared to 12.0% for the three months ended March 31, 2006. Rent and other operating expenses, as a percentage of net operating revenues, increased from 22.4% for the three months ended March 31, 2006, to 22.5% for the three months ended March 31, 2007. Income from continuing operations margin decreased from 5.6% for the three months ended March 31, 2006, to 4.5% for the three months ended March 31, 2007. Net income margin decreased from 5.3% for the three months ended March 31, 2006 to 4.5% for the three months ended

March 31, 2007. The decrease in income from continuing operations margin and net income margin are reflective of the net increases in operating expenses as discussed above and an increase in interest expense.
On a same-store basis, we experienced an increase in salary and benefits expense of 0.4% of net operating revenues resulting from an increase in the number of employed physicians and stock compensation expense offset by operating efficiency gains. Also, on a same-store basis we experienced a decrease in supplies expense of 0.5% of net operating revenues as a result of improved pricing under our group purchasing agreement.
Depreciation and amortization increased by $8.8 million from $42.5 million for the three months ended March 31, 2006 to $51.3 million for the three months ended March 31, 2007. Depreciation and amortization relating to hospitals acquired in 2006, which have not been included in same-store results accounted for $4.8 million of the increase, while depreciation and amortization related to other capital expenditures accounted for the remaining $4.0 million.
Interest expense, net, increased by $8.6 million from $21.8 million for the three months ended March 31, 2006, to $30.4 million for the three months ended March 31, 2007. An increase in interest rates during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, accounted for $2.9 million of this increase, while an increase in our average outstanding debt during the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, accounted for the remaining $5.7 million.
The net results of the above mentioned changes resulted in income from continuing operations before income taxes decreasing $5.2 million from $93.5 million for the three months ended March 31, 2006 to $88.3 million for the three months ended March 31, 2007.
Provision for income taxes decreased from $36.3 million for the three months ended March 31, 2006, to $34.0 million for the three months ended March 31, 2007 due primarily to a reduction in taxable income in the comparable periods which was the result of higher operating expenses.
Net income was $54.3 million for the three months ended March 31, 2007 compared to $54.0 million for the three months ended March 31, 2006, an increase of 0.5%.
Liquidity and Capital Resources
Net cash provided by operating activities increased by $29.5 million from $90.8 million for the three months ended March 31, 2006 to $120.3 million for the three months ended March 31, 2007. This increase in comparison to the prior year is primarily the result of an increase in cash from accounts receivable of $9.0 million, reflective of our one day improvement in days revenue outstanding during the three months ended March 31, 2007 as compared to the three months ended March 31, 2006, and a reduction in cash payments for income taxes during the comparable periods of $7.9 million. In addition, an increase in non-cash expenses during the three months ended March 31, 2007, primarily depreciation, resulted in an increase of $11.4 million in cash flows generated from our net income as compared to the three months ended March 31, 2006. Changes from all other operating assets and liabilities increased net cash flow by $1.2 million. The use of cash in investing activities increased to $95.7 million for the three months ended March 31, 2007 from $79.0 million for the three months ended March 31, 2006. The use of cash in investing activities during the three months ended March 31, 2007, included a $40 million payment related to our pending acquisition of Triad.
Capital Expenditures
Cash expenditures related to purchases of facilities were $44.0 million for the three months ended March 31, 2007 and $17.4 million for the three months ended March 31, 2006. These expenditures during the three months ended March 31, 2007, included $40.0 million related to the acquisition of Triad and $4.0 million for the contingent settlement of working capital items from a prior year acquisition, the acquisition of three physician practices and the purchase of information systems and other equipment to integrate recently acquired hospitals. The expenditures during the three months ended March 31, 2006, included $15.5 million for the acquisition of one hospital, contingent settlements of working capital items from three 2005 acquisitions, the acquisition of two physician practices and $1.9 million for information systems and other equipment to integrate recently acquired hospitals.
Excluding the cost to construct replacement hospitals, our capital expenditures for the three months ended March 31, 2007, totaled $28.4 million, compared to $38.5 million for the three months ended March 31, 2006. Costs to construct replacement hospitals totaled $16.4 million during the three months ended March 31, 2007 and $1.2 million during the three months ended March 31, 2006.
Pursuant to hospital purchase agreements in effect as of March 31, 2007, we are required to build replacement facilities in Petersburg, Virginia, by August 2008, and in Shelbyville, Tennessee by June 2009. Also, as required by an amendment to a lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location. Estimated construction costs, including equipment, are approximately $230 million for these three replacement facilities.
Capital Resources
Net working capital was $501.3 million at March 31, 2007, compared to $446.1 million at December 31, 2006. The $55.2 million increase was attributable primarily to an increase in cash and accounts receivable and a decrease in accounts payable, which reflects the timing of our cash collections and payments, as well as an increase in other assets, offset by increases in income taxes payable and compensation related accruals.
On August 19, 2004 and as subsequently amended on December 16, 2004, July 8, 2005 and December 13, 2006, we entered into a $1.625 billion senior secured credit facility with a consortium of lenders. This facility replaced our previous credit facility and consists of a $1.2 billion term loan with a final maturity in 2011 and a $425 million revolving tranche that matures in 2009. The First Incremental Facility Amendment, dated as of December 13, 2006, increased our term loans by $400 million and also gave us the ability to add up to $400 million of additional term loans. The proceeds of the borrowing were used to repay the full outstanding amount (approximately $326 million) of the revolving credit facility under the Credit Agreement and the balance is available to be used for general corporate purposes. We may elect from time to time an interest rate per annum for the borrowings under the term loans, and revolving credit facility equal to (a) an alternate base rate, which will be equal to the greatest of (i) the Prime Rate; (ii) the Federal Funds Effective Rate plus 50 basis points (the “ABR”), plus (1) 75 basis points for the term loan and (2) the Applicable Margin for revolving credit loans or (b) the Eurodollar Rate plus (1) 175 basis points for the term loan and (2) the Eurodollar Applicable Margin for revolving credit loans. The applicable margin varies depending on the ratio of our total indebtedness to annual consolidated EBITDA, ranging from 0.25% to 1.25% for alternate base rate loans and from 1.25% to 2.25% for Eurodollar loans. We also pay a commitment fee for the daily average unused commitments under the revolving tranche. The commitment fee is based on a pricing grid depending on the Applicable Margin for Eurodollar revolving credit loans and ranges from 0.250% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, we will pay fees for each letter of credit issued under the credit facility. As of March 31, 2007, our availability for additional borrowings under our revolving tranche was $425 million, of which $23 million is set aside for outstanding letters of credit. We also have the ability to add up to $200 million of securitized debt and, as disclosed above, up to $400 million of additional term loans. As of March 31, 2007, our weighted-average interest rate under our credit facility was 7.5%. The terms of the credit facility include various restrictive covenants. These covenants include restrictions on additional indebtedness, liens, investments, asset sales, capital expenditures, sale and leasebacks, contingent obligations, transactions with affiliates, dividends and stock repurchases and fundamental changes. We would be required to amend the existing credit agreement in order to pay dividends to our shareholders in excess of $300 million subsequent to December 13, 2006. The covenants also require maintenance of various ratios regarding consolidated total indebtedness, consolidated interest, and fixed charges.
As of March 31, 2007, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. On each of these swaps, we received a variable rate of interest based on the three-month London Inter-Bank Offer Rate (“LIBOR”), in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 175 basis points for revolver loans and term loans under the senior secured credit facility.

	Notional	Fixed
	Amount	Interest	Termination
Swap #	(in 000's)	Rate	Date
1	100,000	2.0400%	June 13, 2007
2	150,000	3.3000%	November 4, 2007
3	100,000	2.4000%	June 13, 2008
4	100,000	3.5860%	August 29, 2008
5	100,000	4.0600%	May 30, 2008
6	100,000	3.9350%	June 6, 2009
7	100,000	4.3375%	November 30, 2009
8	100,000	4.9360%	October 4, 2010
9	100,000	4.7090%	January 24, 2011
10	100,000	4.7185%	August 19, 2011
11	100,000	4.7040%	August 19, 2011
12	100,000	4.6250%	August 19, 2011(1)

(1)	This swap agreement becomes effective June 13, 2007, concurrent with the termination of agreement #1 listed above.
In connection with the signing of the definitive agreement to acquire Triad for $6.8 billion in the aggregate, including $1.7 billion of existing indebtedness of Triad, we received financing commitments from Credit Suisse, Wachovia Bank, National Association, and certain of their affiliates for $10.3 billion in debt financing. These committed funds will be used upon closing of the merger to acquire the outstanding shares of Triad, retire existing indebtedness of both Triad and the Company, and for various transaction fees and expenses. We estimate that upon closing there will remain approximately $1.3 billion of available capital under this commitment which, along with internally generated cash, and continued access to the bank credit and capital markets, we believe will be sufficient to finance future acquisitions, capital expenditures and working capital requirements through the next 12 months and beyond into the foreseeable future.
If the aforementioned acquisition of Triad does not occur, we believe that internally generated cash flows, availability of additional borrowings under our existing revolving tranche of $425 million, the ability to add $400 million of term loans and $200 million of accounts receivable securitized debt under our senior secured credit facility and continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months and beyond the next 12 months and into the foreseeable future.
Off-balance sheet arrangements
Our consolidated operating results for the three months ended March 31, 2007 and 2006, included $74.1 million and $69.7 million, respectively, of net operating revenue and $4.8 million and $4.5 million, respectively, of income from operations, generated from seven hospitals operated by us under operating lease arrangements. In accordance with generally accepted accounting principles, the respective assets and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet. Lease payments under these arrangements are included in rent expense when paid and totaled approximately $4.1 million for the three months ended March 31, 2007 and $3.9 million for the three months ended March 31, 2006. The current terms of these operating leases expire between June 2007 and December 2019, not including lease extensions that we have options to exercise. Two of these leases are scheduled to expire in 2007. We intend to renew our lease scheduled to expire in June 2007. However, we have notified the lessor of our lease scheduled to expire in October 2007 of our intent not to renew. This hospital for which we are not renewing our lease generated $6.5 million in net operating revenue and $0.7 million loss from continuing operations for the three months ended March 31, 2007. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.
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
Joint Ventures
We have from time to time sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. This was the case with our acquisition of Chestnut Hill Hospital in March 2005, pursuant to which we acquired an 85% interest with the remaining 15% interest owned by the University of Pennsylvania. In our other joint ventures, physicians are the minority interest holders. The amount of minority interest in equity is included in other long-term liabilities and the minority interest in income or loss is recorded separately in the condensed consolidated statements of income. We do not believe these minority ownerships are material to our financial position or results of operations. The balance of minority interests included in long-term liabilities was $23.5 million as of March 31, 2007, and $23.6 million as of December 31, 2006, and the amount of minority interest in earnings was $0.2 million for the three months ended March 31, 2007 and $0.6 million for the three months ended March 31, 2006.
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
Inflation
The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, our suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures, including our case and resource management program, to curb increases in operating costs and expenses. We have, generally, offset increases in operating costs by increasing reimbursement for services and expanding services and reducing costs in other areas. However, we cannot predict our ability to cover or offset future cost increases.
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
Third Party Reimbursement
Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system”. Within the automated system, actual Medicare DRG data, coupled with all payors’ historical paid claims data, is utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis and subjected to review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We record adjustments to the estimated billings in the periods that such adjustments become known. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in future periods as final settlements are determined. However, due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. Contractual allowance adjustments related to final settlements or appeals increased net operating revenue by an insignificant amount in each of the three month periods ended March 31, 2007 and March 31, 2006.
Allowance for Doubtful Accounts
Substantially, all of our accounts receivable are related to providing healthcare services to our hospitals’ patients. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and outstanding patient balances for which the primary insurance payor has paid some but not all of the outstanding balance, with the remaining outstanding balance (generally deductibles and co-payments) owed by the patient. For patients required to make a co-payment, we generally collect approximately 10% of the related revenue at the point of service. For all procedures scheduled in advance, our policy is to verify insurance coverage prior to the date of the procedure. Insurance coverage is not verified in advance of procedures for walk-in and emergency room patients.
Effective September 30, 2006, we began estimating the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and, if present, anticipated changes in trends. For all other payor categories the Company began reserving 100% of all accounts aging over 365 days from the date of discharge of the patient. The percentage used to reserve for all self-pay accounts is based on our collection history. We believe that we collect substantially all of our third-party insured receivables which include receivables from governmental agencies. Previously, we estimated the allowance for doubtful accounts by reserving all accounts aging over 150 days from the date of discharge, without regard to payor class. We believe the revised methodology provides a better approach to reflect changes in payor mix and historical collection patterns and to respond to changes in trends. Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. We also review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable, days revenue outstanding, and the impact of recent acquisitions and dispositions.
Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects the ongoing collection efforts within the Company and is consistent with industry practices. We had approximately $820 million and $834 million at March 31, 2007 and December 31, 2006, respectively, being pursued by various outside collection agencies. We expect to collect less than 4%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. However, we take into consideration estimated collections of these amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.
Days revenue outstanding was 61 days at March 31, 2007 and 62 days at December 31, 2006. The change in our methodology of estimating our allowance for doubtful accounts reduced our days revenue outstanding by approximately 5 days. This decrease was offset by a similar increase in days revenue outstanding as a result of the build-up of accounts receivable at hospitals acquired in 2006. After giving effect to the change in our methodology of estimating our allowance for doubtful accounts, our target range for days revenue outstanding is 57 – 62 days.

The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) summarized by aging categories is as follows:

	As of
	March 31,	December 31,
	2007	2006
0 to 60 days	66.0%	63.3%
61 to 150 days	15.2%	17.7%
151 to 360 days	12.8%	7.1%
Over 360 days	6.0%	11.9%

Total	100.0%	100.0%

The following table is an aging of our total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) (in thousands):

	Balance as of
	March 31, 2007		December 31, 2006
	0-150 days	Over 150 days	0-150 days	Over 150 days
Total gross accounts receivable	$1,814,367	$420,628	$1,840,045	$433,149

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor category is as follows:

	As of
	March 31,	December 31,
	2007	2006
Insured receivables	67%	66%
Self-pay receivables	33%	34%

Total	100%	100%

The total allowance for doubtful accounts, as reported in the condensed consolidated financial statements, as a percentage of self-pay receivables, net of other contractual allowance discounts, was approximately 65% at March 31, 2007 and 64% at December 31, 2006.
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
The SFAS No. 142 goodwill impairment model requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimated the fair values of the related operations using both a debt free discounted cash flow model as well as an adjusted EBITDA multiple model. These models are both based on our best estimate of future revenues and operating costs and are reconciled to our consolidated market capitalization. The cash flow forecasts are adjusted by an appropriate discount rate based on our weighted-average cost of capital. We performed our initial evaluation, as required by SFAS No. 142, during the first quarter of 2002 and the annual evaluation as of each succeeding September 30. No impairment has been indicated by these evaluations. Estimates used to conduct the impairment review, including revenue and profitability projections or fair values, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

Professional Liability Insurance Claims
We accrue for estimated losses resulting from professional liability claims. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections and is discounted to its net present value using a weighted-average risk-free discount rate of 4.6% and 4.1% in 2006 and 2005, respectively. To the extent that subsequent claims information varies from management’s estimates, the liability is adjusted currently. Our insurance is underwritten on a “claims-made” basis. Prior to June 1, 2002, substantially all of our professional and general liability risks were subject to a $0.5 million per occurrence deductible; for claims reported from June 1, 2002 through June 1, 2003, these deductibles were $2.0 million per occurrence. Additional coverage above these deductibles was purchased through captive insurance companies in which we had a 7.5% minority ownership interest in each and to which the premiums paid by us represented less than 8% of the total premium revenues of each captive insurance company. With the formation of our own wholly-owned captive insurance company in June 2003, we terminated our minority interest relationships in those entities. Substantially all claims reported on or after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially, all claims reported on or after June 1, 2005 are self-insured up to $5 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals is purchased through commercial insurance companies and generally covers us for liabilities in excess of the self-insured amount and up to $100 million per occurrence for all claims reported on or after June 1, 2003.
Income Taxes
We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these deferred tax assets, subject to the valuation allowances we have established.
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, is $8.7 million. It is the Company’s policy to recognize interest accrued related to unrecognized benefits in its statement of operations as income tax expense. Approximately $1 million of interest is included in the amount of unrecognized benefit at March 31, 2007. During the year ending December 31, 2007, it is possible the Company could release up to $5 million of its tax reserve, as a result of the potential expiration of the statute of limitations pertaining to tax positions taken in prior years relative to legal settlements.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions the Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2003. During 2006, the Company agreed to a settlement at the Internal Revenue Service Appeals Office with respect to the 2003 consolidated income tax year. We have since received a closing letter with respect to the examination for the tax year 2003. The settlement was not material to the Company’s consolidated statement of income or financial position.
Recent Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, provides framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of 2008. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

FORWARD-LOOKING STATEMENTS
Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as ‘‘expects,’’ ‘‘anticipates,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘thinks,’’ and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following:
•	general economic and business conditions, both nationally and in the regions in which we operate;

•	demographic changes;

•	existing governmental regulations and changes in, or the failure to comply with, governmental regulations;

•	legislative proposals for healthcare reform;

•	the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which includes specific reimbursement changes for small urban and non-urban hospitals;

•	our ability, where appropriate, to enter into managed care provider arrangements and the terms of these arrangements;

•	changes in inpatient or outpatient Medicare and Medicaid payment levels;

•	increases in the amount and risk of collectibility of patient accounts receivable

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply cost due to market pressure from pharmaceutical companies and new product releases;

•	liability and other claims asserted against us, including self-insured malpractice claims;

•	competition;

•	our ability to attract and retain qualified personnel, key management, physicians, nurses, and other healthcare workers;

•	trends toward treatment of patients in less acute or specialty healthcare settings including ambulatory surgery centers or specialty hospitals;

•	changes in medical or other technology;

•	changes in generally accepted accounting principles;

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to successfully acquire and integrate additional hospitals (including the Triad hospitals);

•	our ability to obtain adequate levels of general and professional liability insurance;

•	potential adverse impact of known and unknown government investigations; and

•	timeliness of reimbursement payments received under government programs;
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
A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $1.1 million for the three months ended March 31, 2007 and $1.3 million for the three months ended March 31, 2006.
Item 4: Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities and Exchange Act of 1934, as amended, as of December 31, 2006. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be included in this report has been recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be included in this report was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In May 2004, the relator in U.S. ex rel. Bledsoe filed an amended complaint alleging fraud involving Medicare billing at White County Community Hospital. We then filed a renewed motion to dismiss the amended complaint. On January 6, 2005, the District Court dismissed with prejudice the bulk of the relator’s allegations. The only remaining allegations involve a handful of 1997-98 charges at White County. After further motion practice between the relator and the United States Government regarding the relator’s right to participate in a previous settlement with the Company, the District Court again dismissed all claims in the case on December 13, 2005. On January 9, 2006, the relator filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit. Oral argument was heard by the U.S. Court of Appeals for the Sixth Circuit on April 10, 2007; but no ruling has been issued by that court to date.
In August 2004, we were served a complaint in Arleana Lawrence and Robert Hollins v. Lakeview Community Hospital and Community Health Systems, Inc. (now styled Arleana Lawrence and Lisa Nichols vs. Eufaula Community Hospital, Community Health Systems, Inc., South Baldwin Regional Medical Center and Community Health Systems Professional Services Corporation) in the Circuit Court of Barbour County, Alabama (Eufaula Division). This alleged class action was brought by the plaintiffs on behalf of themselves and as the representatives of similarly situated uninsured individuals who were treated at our Lakeview Hospital or any of our other Alabama hospitals. The plaintiffs allege that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiffs seek restitution of overpayment, compensatory and other allowable damages and injunctive relief. In October 2005, the complaint was amended to eliminate one of the named plaintiffs and to add our management company subsidiary as a defendant. In November 2005, the complaint was again amended to add another plaintiff, Lisa Nichols and another defendant, our hospital in Foley, Alabama, South Baldwin Regional Medical Center. Discovery has been concluded on the class determination issues and briefs have been filed with the Circuit Court. We are vigorously defending this case.
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
On March 3, 2005, we were served with a complaint in Sheri Rix v. Heartland Regional Medical Center and Health Care Systems, Inc. in the Circuit Court of Williamson County, Illinois. This alleged class action was brought by the plaintiff on behalf of herself and as the representative of similarly situated uninsured individuals who were treated at our Heartland Regional Medical Center. The plaintiff alleges that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiff seeks recovery for breach of contract and the covenant of good faith and fair dealing, violation of the Illinois Consumer Fraud and Deceptive Practices Act, restitution of overpayment, and for unjust enrichment. The plaintiff class seeks compensatory and other damages and equitable relief. The Circuit Court Judge recently granted our motion to dismiss the case, but allowed the plaintiff to re-plead her case. The plaintiff elected to appeal the Circuit Court’s decision in lieu of amending her case. The parties are briefing their positions. We are vigorously defending this case.
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
On February 10, 2006, we received a letter from the Civil Division of the Department of Justice requesting documents in an investigation they are conducting involving the Company. The inquiry relates to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 10th letter focused on our hospitals in 3 states: Arkansas, New Mexico, and South Carolina. On August 31, 2006, we received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to the Company’s three hospitals in that state. For hospitals in New Mexico, the payments for this program approximate 0.3% of annual net operating revenue for 2006. We have provided the Department of Justice with the requested documents and continue to cooperate with the government’s inquiry. We are unable at this time to evaluate the existence or extent of any potential financial exposure.
In August 2006, our facility in Petersburg, Virginia (Southside Regional Medical Center) was notified of the pendency of a federal False Claims Act case styled U.S. ex rel. Vuyyuru v. Jadhav et al. filed in the Eastern District of Virginia. In addition to naming the hospital, Community Health Systems Professional Services Corporation, our management subsidiary, has also been named. The suit alleges that Dr. Jadhav, Southside Regional Medical Center, and other healthcare providers performed medically unnecessary procedures and billed federal healthcare programs and also alleges that the defendants defamed Dr. Vuyyuru in the process of terminating his medical staff privileges. Almost all of the allegations pre-date our acquisition of this facility and the seller’s successor-in-interest has agreed to indemnify the Company and its affiliates. On March 28, 2007, the district Court granted the defendants’ motion to dismiss.
Item 1A.Risk Factors
The Company’s Annual Report on Form 10-K for 2006 includes a listing of risk factors to be considered by investors in the Company’s securities. Appearing below are updates of two of the risk factors in the Form 10-K and additional risks related to the Company’s pending merger with Triad.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the agreements relating to our indebtedness.
We are significantly leveraged. The chart below shows our level of indebtedness and other information as of March 31, 2007. This chart does not include $425 million that would be available for future borrowings under the revolving tranche of our senior secured credit facility, of which $23 million is reserved for outstanding letters of credit. The chart also does not reflect additional debt we will likely incur if we complete the pending merger with Triad; if the pending merger with Triad is completed, we will likely have total debt of approximately $9 billion. If the merger with Triad is completed, we will be more significantly leveraged than presently. In connection with the pending Triad merger, the Company obtained a debt financing commitment from Credit Suisse, Wachovia Bank, National Association, and certain of their affiliates, for up to $6.95 billion of senior secured financing and $3.365 billion of either bridge financing or senior notes (collectively, the “Debt Financing”). The final terms of the Debt Financing are subject to the negotiation of mutually acceptable definitive documentation, which will include customary representations and warranties, affirmative and negative covenants and events of default. Additionally, lenders’ provision of the Debt Financing is subject to the satisfaction of specified conditions precedent, including consummation of the merger and delivery of specified financial information regarding us and Triad. The Debt Financing may contain covenants or other terms more restrictive than our existing financing arrangements, which may limit our ability to raise additional capital, react to changes or meet our obligations under our financing agreements.

As of
March 31, 2007
($ in millions)
Senior secured credit facility Term loans	$1,578
Notes	300
Other	46

Total debt	1,924

Stockholders’ equity	1,780

Year Ended
March 31, 2007
Ratio of earnings to fixed charges (a)	3.32	x

(a)	In calculating the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense (which includes amortization of deferred financing costs and debt issuance costs) and one-quarter of rent expense deemed representative of that portion of rent expense to be attributable to interest.
Our leverage could have important consequences for you, including the following:
•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures and future business opportunities;

•	the debt service requirements of our indebtedness could make it more difficult for us to satisfy our financial obligations;

•	some of our borrowings, including borrowings under our senior secured credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.
If we fail to improve the operations of future acquired hospitals, we may be unable to achieve our growth strategy.
Most of the hospitals we have acquired or will acquire had or may have significantly lower operating margins than we do and/or operating losses prior to the time we acquired them. In the past, we have occasionally experienced temporary delays in improving the operating margins or effectively integrating the operations of these acquired hospitals. In the future, if we are unable to improve the operating margins of acquired hospitals, operate them profitably, or effectively integrate their operations, we may be unable to achieve our growth strategy. If the pending merger with Triad is completed, we will acquire 53 hospitals in that transaction. In the past we have not acquired this many hospitals at one time. We may experience delays or difficulties in improving the operating margins or effectively integrating the operations of these acquired hospitals.
Our inability to complete the merger with Triad for regulatory or other reasons could adversely affect our financial performance. We cannot be assured that the proposed merger will obtain regulatory or antitrust clearance or that the other conditions to closing will be satisfied. Failure to complete the merger with Triad would prevent us from realizing the anticipated benefits of the merger. In addition, we have and will incur other significant transaction-related costs whether or not the merger is completed.
If the merger is completed, we would assume all of Triad’s potential liabilities, including liabilities relating to pending or threatened litigation matters, which, if adversely decided, could have a material adverse effect on our future results and/or Triad’s operations.
Given the number of hospitals being acquired, senior management may need to devote a significant amount of time to integration of the acquired hospitals, which may detract from the ability of senior management to execute our past acquisition strategy of attempting to acquire two to four hospitals each year.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 14, 2006, the Company commenced an open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $200 million in repurchases. Under this program, the Company repurchased the entire 5,000,000 shares at a weighted average price of $35.23. This program concluded on November 8, 2006 when the maximum number of shares had been repurchased. This repurchase plan followed a prior repurchase plan for up to 5,000,000 shares which concluded on January 13, 2006. The Company repurchased 3,029,700 shares at a weighted average price of $31.20 per share under this program. On December 13, 2006, the Company commenced another open market repurchase program for up to 5,000,000 shares of the Company’s common stock not to exceed $200 million in repurchases. This program will conclude at the earlier of three years or when the maximum number of shares have been repurchased. As of March 31, 2007, the Company has not repurchased any shares under this program.
We have not paid any dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. Our senior secured credit facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $300 million in the aggregate. Our $300 million 6.5% senior subordinated notes limit our ability to pay dividends and/or repurchase stock to an amount not to exceed approximately $146 million as calculated at March 31, 2007.
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

Date: April 26, 2007	COMMUNITY HEALTH SYSTEMS, INC. (Registrant)
	By:	/s/ Wayne T. Smith
Wayne T. Smith
Chairman of the Board, President and Chief Executive Officer (principal executive officer)

	By:	/s/ W. Larry Cash
W. Larry Cash
Executive Vice President, Chief Financial Officer and Director (principal financial officer)

	By:	/s/ T. Mark Buford
T. Mark Buford
Vice President and Corporate Controller (principal accounting officer)

Index to Exhibits

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.