Form 10-Q
period 2007-06-30
COMMUNITY HEALTH SYSTEMS INC
filed 2007-07-31
CIK 1108109

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
Yes ☐  No ☑
As of July 23, 2007, there were outstanding 95,884,286 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Six Months Ended June 30, 2007

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$21,357	$40,566
Patient accounts receivable, net of allowance for doubtful accounts of $498,473 and $478,565 at June 30, 2007, and December 31, 2006, respectively	876,523	773,984
Supplies	121,964	113,320
Deferred income taxes	13,249	13,249
Prepaid expenses and taxes	36,287	32,385
Other current assets	62,933	47,880

Total current assets	1,132,313	1,021,384

Property and equipment	2,809,988	2,630,366
Less accumulated depreciation and amortization	(720,846)	(643,789)

Property and equipment, net	2,089,142	1,986,577

Goodwill	1,344,956	1,336,525

Other assets, net	226,700	162,093

Total assets	$4,793,111	$4,506,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$25,757	$35,396
Accounts payable	257,730	247,747
Current income taxes payable	49,010	7,626
Accrued interest	8,375	7,122
Accrued liabilities	270,152	277,392

Total current liabilities	611,024	575,283

Long-term debt	1,974,240	1,905,781

Deferred income taxes	141,472	141,472

Other long-term liabilities	205,408	160,370

Stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 95,881,020 shares issued and 94,905,471 shares outstanding at June 30, 2007, and 95,026,494 shares issued and 94,050,945 shares outstanding at December 31, 2006	959	950
Additional paid-in capital	1,215,321	1,195,947
Treasury stock, at cost, 975,549 shares at June 30, 2007 and December 31, 2006	(6,678)	(6,678)
Accumulated other comprehensive income	15,622	5,798
Retained earnings	635,743	527,656

Total stockholders’ equity	1,860,967	1,723,673

Total liabilities and stockholders’ equity	$4,793,111	$4,506,579

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net operating revenues	$1,249,128	$1,061,054	$2,453,125	$2,087,616

Operating costs and expenses:
Salaries and benefits	495,085	420,147	981,421	827,815
Provision for bad debts	148,661	115,704	284,360	223,295
Supplies	146,033	125,700	286,541	248,520
Other operating expenses	258,556	219,113	503,815	426,156
Rent	28,244	23,646	54,240	46,628
Depreciation and amortization	53,349	47,183	104,619	89,689
Minority interest in earnings	625	455	818	1,068

Total operating costs and expenses	1,130,553	951,948	2,215,814	1,863,171

Income from operations	118,575	109,106	237,311	224,445
Interest expense, net	31,155	23,870	61,559	45,657

Income from continuing operations before income taxes	87,420	85,236	175,752	178,788
Provision for income taxes	33,657	32,867	67,665	69,165

Income from continuing operations	53,763	52,369	108,087	109,623

Discontinued operations, net of taxes:
Loss from operations of hospital sold and held for sale	—	—	—	(657)
Loss on sale of hospital	—	—	—	(2,559)

Loss on discontinued operations	—	—	—	(3,216)

Net income	$53,763	$52,369	$108,087	$106,407

Income from continuing operations per common share:
Basic	$0.57	$0.55	$1.16	$1.14

Diluted	$0.57	$0.54	$1.14	$1.13

Net income per common share:
Basic	$0.57	$0.55	$1.16	$1.11

Diluted	$0.57	$0.54	$1.14	$1.09

Weighted-average number of shares outstanding:
Basic	93,518,991	95,769,030	93,373,357	96,158,575

Diluted	94,647,870	96,870,315	94,422,000	97,536,815

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006

Cash flows from operating activities
Net income	$108,087	$106,407
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	104,619	89,689
Minority interest in earnings	818	1,068
Stock-based compensation expense	14,295	8,946
Excess tax benefits relating to stock-based compensation	(2,295)	(4,588)
Other non-cash expenses, net	(1,542)	3,306
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(47,415)	(57,961)
Supplies, prepaid expenses and other current assets	(13,458)	(93)
Accounts payable, accrued liabilities and income taxes	46,353	69,988
Other	6,526	(9,716)

Net cash provided by operating activities	215,988	207,046

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(187,955)	(178,015)
Purchases of property and equipment	(108,849)	(94,194)
Disposition of hospital and other ancillary operations	12,662	750
Proceeds from sale of equipment	234	74
Increase in other assets	(25,362)	(24,382)

Net cash used in investing activities	(309,270)	(295,767)

Cash flows from financing activities
Proceeds from exercise of stock options	6,693	8,699
Excess tax benefits relating to stock-based compensation	2,295	4,588
Stock buy-back	—	(137,666)
Deferred financing costs	(367)	(16)
Redemption of convertible notes	—	(128)
Proceeds from minority investors in joint ventures	1,105	3,060
Redemption of minority investments in joint ventures	(1,369)	(530)
Distributions to minority investors in joint ventures	(1,705)	(1,977)
Borrowings under credit agreement	132,000	176,000
Repayments of long-term indebtedness	(64,579)	(43,260)

Net cash provided by financing activities	74,073	8,770

Net change in cash and cash equivalents	(19,209)	(79,951)

Cash and cash equivalents at beginning of period	40,566	104,108

Cash and cash equivalents at end of period	$21,357	$24,157

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its Subsidiaries (the “Company”) as of June 30, 2007 and for the three and six month periods ended June 30, 2007 and June 30, 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America. In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2007, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007. Certain information and disclosures normally included in the notes to the consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes the included disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006, contained in the Company’s Annual Report on Form 10-K.
Effective September 30, 2006, the Company began estimating the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and, if present, anticipated changes in trends. Since the Company has historically collected substantially all third-party insured accounts receivable, which includes receivables from governmental agencies, within one year of date of discharge, the Company began reserving 100% of only those third-party insured accounts aging over 365 days from the date of discharge. The percentage used to reserve for all self-pay accounts is based now on the Company’s specific collection history for self-pay accounts. Previously, the Company estimated the allowance for doubtful accounts by reserving all accounts aging over 150 days from the date of discharge, without regard to payor class.
2. ACCOUNTING FOR STOCK-BASED COMPENSATION
Stock-based compensation awards are granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (the “2000 Plan”). The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code as well as stock options which do not so qualify, stock appreciation rights, restricted stock, performance units and performance shares, phantom stock awards and share awards. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, the options granted under the 2000 Plan are “nonqualified” stock options for tax purposes. Vesting of these granted options occurs in one third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10 year contractual term and options granted in 2005 and 2006 have an 8 year contractual term. The exercise price of options granted to employees under the 2000 Plan were equal to the fair value of the Company’s common stock on the option grant date. As of June 30, 2007, 9,863,232 shares of unissued common stock remain reserved for future grants under the 2000 Plan. The Company also has options outstanding under its Employee Stock Option Plan (the “1996 Plan”). These options are fully vested and exercisable and no additional grants of options will be made under the 1996 Plan.
The following table reflects the impact of total compensation expense related to stock-based equity plans under the Statement of Financial Accounting Standards (“SFAS”) No. 123(R), on the reported operating results for the respective periods (in thousands, except per share data):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Effect on income from continuing operations before income taxes	$(7,965)	$(5,279)	$(14,295)	$(8,946)

Effect on net income	$(4,839)	$(3,367)	$(8,684)	$(5,750)

Effect on net income per share-diluted	$(0.05)	$(0.04)	$(0.09)	$(0.06)

SFAS No. 123(R) also requires the benefits of tax deductions in excess of the recognized tax benefit on compensation expense to be reported as a financing cash flow, rather than as an operating cash flow, as required under APB 25 and related interpretations. This requirement reduced our net operating cash flows and increased our financing cash flows by $1.5 million and $0.2 million for the three months ended June 30, 2007 and 2006, respectively, and $2.3 million and $4.6 million for the six months ended June 30, 2007 and 2006, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2. ACCOUNTING FOR STOCK-BASED COMPENSATION (Continued)
At June 30, 2007, $55.2 million of unrecognized stock-based compensation expense from all outstanding unvested stock options and restricted stock is expected to be recognized over a weighted-average period of 20.4 months.
The fair value of stock-based awards was estimated using the Black Scholes option pricing model with the assumptions and weighted-average fair values during the three and six months ended June 30, 2007 and June 30, 2006, as follows:

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Expected volatility	24.6%	23.2%	25.5%	24.1%
Expected dividends	0	0	0	0
Expected term	4 years	4 years	4 years	4 years
Risk-free interest rate	4.77%	4.98%	4.50%	4.67%
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
Options outstanding and exercisable under the 1996 Plan and the 2000 Plan as of June 30, 2007, and changes during the three and six months then ended were as follows (in thousands, except share and per share data):

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
		exercise	term	value as of
	Shares	price	(in years)	June 30, 2007

Outstanding at December 31, 2006	5,482,528	$26.48
Granted	852,500	37.21
Exercised	(121,861)	26.13
Forfeited and cancelled	(24,002)	35.77

Outstanding at March 31, 2007	6,189,165	27.93
Granted	54,000	37.20
Exercised	(123,321)	26.82
Forfeited and cancelled	(70,841)	36.16

Outstanding at June 30, 2007	6,049,003	$27.94	6.45 years	$75,680

Exercisable at June 30, 2007	4,017,912	$23.53	5.98 years	$67,984

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2007 and June 30, 2006, was $10.36 and $10.39, respectively. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the reporting period ($40.45) and the exercise price, multiplied by the number of

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2. ACCOUNTING FOR STOCK-BASED COMPENSATION (Continued)
the in-the-money options) that would have been received by the option holders had all option holders exercised their options on June 30, 2007. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended June 30, 2007 and 2006 was $1.5 million and $0.6 million, respectively, and the aggregate intrinsic value of options exercised during the six months ended June 30, 2007 and 2006 was $2.9 million and $11.7 million, respectively.
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
Restricted stock outstanding under the 2000 Plan as of June 30, 2007, and changes during the three and six months then ended are as follows:

		Weighted
		average
		fair
	Shares	value

Unvested at December 31, 2006	969,691	$36.05
Granted	681,000	37.19
Vested	(376,679)	35.42
Forfeited	—	—

Unvested at March 31, 2007	1,274,012	36.84
Granted	8,500	37.20
Vested	—	—
Forfeited	(16,002)	36.66

Unvested at June 30, 2007	1,266,510	36.84

As of June 30, 2007, there was $38.9 million of unrecognized stock-based compensation expense related to unvested restricted stock expected to be recognized over a weighted-average period of 21.4 months.
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

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Directors’ fees earned and deferred into plan	$29,375	$41,875	$65,250	$93,750

Equivalent units	726.205	1,139.456	1,743.936	2,574.449

At June 30, 2007, there are a total of 11,529.937 units deferred in the plan with an aggregate fair value of $466,386 based on the closing market price of the Company’s common stock on the last trading day of the reporting period of $40.45.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3. COST OF REVENUE
The majority of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs, which were $23.9 million and $23.3 million for the three months ended June 30, 2007 and 2006, respectively, and $47.0 million and $44.3 million for the six months ended June 30, 2007 and 2006, respectively. These corporate office costs include stock-based compensation expense recognized under SFAS No. 123(R).
4. USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from the estimates.
5. ACQUISITIONS AND DIVESTITURES
On July 25, 2007, the Company completed its acquisition of Triad Hospitals, Inc. (“Triad”) pursuant to which the Company acquired Triad for $54 per share in cash, or approximately $6.968 billion in the aggregate, including the assumption of approximately $1.702 billion of existing indebtedness of Triad. The combined company owns or operates approximately 130 hospitals in 28 states, with a total bed count of approximately 19,200. The merger was approved by Triad’s stockholders at a meeting held on June 13, 2007. In connection with the consummation of the merger, the Company obtained $7.215 billion of senior secured financing under a new credit facility (the “New Credit Facility”) and its wholly-owned subsidiary, CHS/Community Health Systems, Inc. (the “Issuer”), issued $3.021 billion aggregate principal amount ($3.000 billion, net of discount) of 8.875% senior notes due 2015 (the “Notes”) at the closing of the merger. The Notes are senior obligations of the Issuer and are guaranteed on a senior basis by the Company and by certain of the Company’s domestic subsidiaries (including certain of the acquired Triad subsidiaries). The Company used the net proceeds from the Notes offering and the net proceeds of the $6.065 billion of term loans under the New Credit Facility to pay the consideration under the merger agreement, to refinance certain of its indebtedness and indebtedness of Triad, to complete certain related transactions, to pay certain costs and expenses of the transactions and for general corporate uses. A $750 million revolving credit facility and a $400 million delayed draw term loan facility is available to the Company for working capital and general corporate purposes under the New Credit Facility. This revolving credit facility also will include a subfacility for letters of credit and a swingline subfacility. Also, in connection with the consummation of the merger, the Company completed an early repayment of its outstanding $300 million aggregate principal amount of 6-1/2% Senior Subordinated Notes due 2012 through a cash tender offer and consent solicitation.
Prior to entering the merger agreement, Triad terminated an Agreement and Plan of Merger that it entered into on February 4, 2007 (the “Prior Merger Agreement”) with Panthera Partners, LLC, Panthera Holdco Corp. and Panthera Acquisition Corporation (collectively, “Panthera”). Concurrent with the termination of the Prior Merger Agreement and pursuant to the terms thereof, Triad paid a termination fee of $20 million to Panthera and advanced $20 million to Panthera to cover its out-of-pocket expenses. The Company has reimbursed Triad for the termination fee and the advance for expense reimbursement paid to Panthera. These amounts have been included in other assets on the accompanying June 30, 2007 balance sheet and will subsequently be included in the total allocated purchase price relative to the Triad acquisition.
Effective April 1, 2007, the Company completed its acquisition of Lincoln General Hospital (157 licensed beds), located in Ruston, Louisiana. The total consideration for this hospital was approximately $47.8 million, of which $43.6 million was paid in cash and $4.2 million was assumed in liabilities. On May 1, 2007, the Company completed its acquisition of Porter Health, a 301 bed acute care hospital located in Valparaiso, Indiana, with a satellite campus in Portage, Indiana, and outpatient medical campuses in Chesterton, Demotte, and Hebron, Indiana. As part of this acquisition, the Company has agreed to construct a 225-bed replacement facility for the Valparaiso hospital no later than April 2011. The total consideration for Porter Health was approximately $110.1 million, of which $83.2 million was paid in cash and $26.9 million was assumed in liabilities. During the quarter ended June 30, 2007, the Company made its initial purchase price allocation relating to these acquisitions resulting in approximately $6.6 million of goodwill being recorded. This allocation is preliminary pending, among other things, finalization of appraisals of tangible and intangible assets.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. ACQUISITIONS AND DIVESTITURES (Continued)
During 2006, the Company acquired through seven separate purchase transactions and three capital lease transactions, substantially all of the assets and working capital of eight hospitals and three home health agencies. On March 1, 2006, the Company acquired, through a combination of purchasing certain assets and entering into a capital lease for other related assets, Forrest City Hospital, a 118 bed hospital located in Forrest City, Arkansas. On April 1, 2006, the Company completed the acquisition of two hospitals from Baptist Health System, Birmingham, Alabama: Baptist Medical Center — DeKalb (134 beds) and Baptist Medical Center — Cherokee (60 beds). On May 1, 2006, the Company acquired Via Christi Oklahoma Regional Medical Center, a 140 bed hospital located in Ponca City, Oklahoma. On June 1, 2006, the Company acquired Mineral Area Regional Medical Center, a 135 bed hospital located in Farmington, Missouri. On June 30, 2006, the Company acquired Cottage Home Options, a home health agency and related business, located in Galesburg, Illinois. On July 1, 2006, the Company acquired the healthcare assets of Vista Health, which included Victory Memorial Hospital (336 beds) and St. Therese Medical Center (71 non-acute care beds), both located in Waukegan, Illinois. On September 1, 2006, the Company acquired Humble Texas Home Care, a home health agency located in Humble, Texas. On October 1, 2006, the Company acquired Helpsource Home Health, a home health agency located in Wichita Falls, Texas. On November 1, 2006, the Company acquired through two separate capital lease transactions, Campbell Memorial Hospital, a 99 bed hospital located in Weatherford, Texas and Union County Hospital, a 25 bed hospital located in Anna, Illinois. The aggregate consideration for these eight hospitals and three home health agencies totaled approximately $385.7 million, of which $353.8 million was paid in cash and $31.9 million was assumed in liabilities. Goodwill recognized in these transactions totaled $65.6 million, which is expected to be fully deductible for tax purposes.
Effective March 18, 2006, the Company sold Highland Medical Center, a 123 bed facility located in Lubbock, Texas, to Shiloh Health Services, Inc. of Louisville, Kentucky. The proceeds from this sale were $0.5 million. This hospital had previously been classified as held for sale. In connection with the above sale transaction and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the results of operations of Highland Medical Center as discontinued operations in the accompanying condensed consolidated statements of income.
Net operating revenues and loss from discontinued operations, related to the above mentioned sale, for the six months ended June 30, 2006 (as applicable) are as follows (in thousands):

Six months ended
June 30,
2006

Net operating revenues	$4,294

Loss from operations before income taxes	$(1,008)
Loss on sale of hospital	(3,938)

Loss from discontinued operations, before taxes	(4,946)
Income tax benefit	1,730

Loss from discontinued operations, net of tax	$(3,216)

Since the sale of Highland Medical Center occurred in the first quarter of 2006, there are no net operating revenues and no loss from discontinued operations for the three months ended June 30, 2006. The computation of the loss from discontinued operations, before taxes, for the six months ended June 30, 2006 includes the net write-off of $4.4 million of tangible assets at the one hospital sold during the six months ended June 30, 2006.
There are no material assets or liabilities related to the hospitals classified as discontinued operations in the accompanying condensed consolidated balance sheets as of June 30, 2007 and December 31, 2006.
6. INCOME TAXES
The Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, is $9.0 million. It is the Company’s policy to recognize interest accrued related to unrecognized benefits in its statement of operations as income tax expense. Approximately $1.2 million of interest is included in the amount of unrecognized benefit at June 30, 2007. During the year ending December 31, 2007, it is possible the Company could release up

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. INCOME TAXES (Continued)
to $5.2 million plus accrued interest of $0.8 million of its FASB Interpretation No. 48 liability, as a result of the potential expiration of the statute of limitations pertaining to tax positions taken in prior years relative to legal settlements.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2003. During 2006, the Company agreed to a settlement at the Internal Revenue Service Appeals Office with respect to the 2003 consolidated income tax year. The Company has since received a closing letter with respect to the examination for the tax year 2003. The settlement was not material to the Company’s consolidated statement of income or financial position.
Cash paid for income taxes, net of refunds received, was $16.2 million and $15.5 million during the three months ended June 30, 2007 and 2006, respectively, and $29.4 million and $36.6 million during the six months ended June 30, 2007 and 2006, respectively.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the six months ended June 30, 2007, are as follows (in thousands):

Balance as of December 31, 2006	$1,336,525
Goodwill acquired as part of acquisitions during 2007	6,577
Consideration adjustments and finalization of purchase price allocations for acquisitions completed prior to 2007	3,476
Goodwill written-off as part of disposal transaction	(1,622)
Balance as of June 30, 2007	$1,344,956
In May 2007, the Company sold certain operations ancillary to one of its hospitals. This transaction and related operations were not material.
The Company completed its most recent annual goodwill impairment test as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” during 2006, using a measurement date of September 30, 2006. Based on the results of the impairment test, the Company was not required to recognize an impairment of goodwill in 2006.
As previously disclosed and further discussed in the footnote on Subsequent Events, on July 25, 2007, the Company completed its acquisition of Triad. In connection with this transaction, the Company has engaged a third-party valuation firm to assist it in determining the fair market value of the tangible and intangible assets acquired from Triad. The Company will make a preliminary allocation of purchase price in the third quarter of 2007 and anticipates that this transaction will create a significant amount of goodwill.
The gross carrying amount of the Company’s other intangible assets was $15.6 million at June 30, 2007 and $13.7 million at December 31, 2006, and the net carrying amount was $9.7 million at June 30, 2007 and $7.4 million at December 31, 2006. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets.
The weighted-average amortization period for the intangible assets subject to amortization is approximately seven years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets during the three months ended June 30, 2007 and 2006 was $0.5 million and $0.4 million, respectively. Amortization expense on these intangible assets during the six months ended June 30, 2007 and 2006 was $1.0 million and $0.9 million, respectively. Amortization expense on intangible assets is estimated to be $1.9 million for the remainder of 2007, $2.1 million in 2008, $1.8 million in 2009, $1.2 million in 2010, $0.6 million in 2011, and $0.5 million in 2012.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. EARNINGS PER SHARE
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted income from continuing operations per share (in thousands, except share data):

	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Numerator:
Numerator for basic earnings per share -
Income from continuing operations available to common stockholders — basic	$53,763	$52,369	$108,087	$109,623

Numerator for diluted earnings per share -
Income from continuing operations	$53,763	$52,369	$108,087	$109,623
Interest, net of tax, on 4.25% convertible notes	—	—	—	135

Income from continuing operations available to common stockholders — diluted	$53,763	$52,369	$108,087	$109,758

Denominator:
Weighted-average number of shares outstanding — basic	93,518,991	95,769,030	93,373,357	96,158,575
Effect of dilutive securities:
Non-employee director options	—	11,850	5,913	11,882
Restricted stock awards	181,183	108,432	111,539	76,849
Employee options	947,696	981,003	931,191	996,865
4.25% convertible notes	—	—	—	292,644

Weighted-average number of shares outstanding — diluted	94,647,870	96,870,315	94,422,000	97,536,815

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee options	1,032,071	1,028,400	1,479,319	1,045,400
9. STOCKHOLDERS’ EQUITY
On January 17, 2006, the Company completed the redemption of all its remaining outstanding 4.25% Convertible Subordinated Notes due 2008 (the “4.25% Notes”). Prior to the call for redemption made on December 16, 2005, there was $136.6 million in aggregate principal amount of the 4.25% Notes outstanding. At the conclusion of the call for redemption, $0.1 million in principal amount of the 4.25% Notes were redeemed for cash and $136.5 million of the 4.25% Notes were converted by the holders into 4,074,510 shares of the Company’s common stock, $0.01 par value per share.
On January 14, 2006, the Company commenced an open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $200 million in repurchases. Under this program, the Company repurchased the entire 5,000,000 shares at a weighted average price of $35.23. This program concluded on November 8, 2006 when the maximum number of shares had been repurchased. On December 13, 2006, the Company commenced another open market repurchase program for up to 5,000,000 shares of the Company’s common stock not to exceed $200 million in repurchases. This program will conclude at the earlier of three years or when the maximum number of shares have been repurchased. As of June 30, 2007, the Company has not repurchased any shares under this program.

10. COMPREHENSIVE INCOME
The following table presents the components of comprehensive income, net of related taxes. The net change in fair value of interest rate swap agreements is a function of the spread between the fixed interest rate of each swap and the underlying variable interest rate under the Company’s credit facility and the change in fair value of available for sale securities is the unrealized gains (losses) on the related investments (in thousands):
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006

Net income	$53,763	$52,369	$108,087	$106,407
Net change in fair value of interest rate swaps	13,670	2,370	9,800	7,504
Net change in fair value of available for sale securities	237	(138)	24	28

Comprehensive income	$67,670	$54,601	$117,911	$113,939

The net change in fair value of the interest rate swap agreements and the net change in fair value of available for sale securities are included in stockholders’ equity on the accompanying condensed consolidated balance sheets.
11. LONG-TERM DEBT
On August 19, 2004, the Company entered into a $1.625 billion senior secured credit facility with a consortium of lenders which was subsequently amended on December 16, 2004, July 8, 2005 and December 13, 2006. The purpose of the facility was to refinance the Company’s previous credit agreement, repay specified other indebtedness, and fund general corporate purposes including amending the credit facility to permit declaration and payment of cash dividends, to repurchase shares or make other distributions, subject to certain restrictions. This facility replaced the Company’s previous credit facility and consists of a $1.2 billion term loan that matures in 2011 and a $425 million revolving credit facility that matures in 2009. The First Incremental Facility Amendment, dated as of December 13, 2006, increased our term loans by $400 million (the “Incremental Term Loan Facility”) and also gave the Company the ability to add up to $400 million of additional term loans. The full amount of the Incremental Term Loan Facility was funded on December 13, 2006, and the proceeds were used to repay the full outstanding amount (approximately $326 million) of the revolving credit facility under the credit agreement and the balance was available to be used for general corporate purposes. The Company may elect from time to time an interest rate per annum for the borrowings under the term loan, including the incremental term loan, and revolving credit facility equal to (a) an alternate base rate, which will be equal to the greatest of (i) the Prime Rate (as defined) in effect and (ii) the Federal Funds Effective Rate (as defined), plus 50 basis points, plus (1) 75 basis points for the term loan and (2) the Applicable Margin (as defined) for revolving credit loans or (b) the Eurodollar Rate (as defined) plus (1) 175 basis points for the term loan and (2) the Applicable Margin for Eurodollar revolving credit loans. The Company also pays a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee is based on a pricing grid depending on the Applicable Margin for Eurodollar revolving credit loans and ranges from 0.250% to 0.500%. The commitment fee is payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, the Company will pay fees for each letter of credit issued under the credit facility. In connection with this refinancing, the Company recorded a pre-tax write-off of approximately $0.8 million in deferred loan costs relative to the early extinguishment of a portion of the previous credit facility.
As of June 30, 2007, the Company’s availability for additional borrowings under its revolving credit facility was $425 million, of which $22.4 million was set aside for outstanding letters of credit. The Company also had the ability to add up to $200 million of borrowing capacity from receivable transactions (including securitizations) under its senior secured credit facility which had not yet been accessed. As stated above, the Company also had the ability to amend the senior secured credit facility to provide for one or more tranches of term loans in an aggregate principal amount of $400 million, which the Company had not yet accessed. As of June 30, 2007, the Company’s weighted-average interest rate under its credit facility was 7.5%.
Cash paid for interest, net of interest income, was $34.6 million and $28.1 million during the three months ended June 30, 2007 and 2006, respectively, and $60.3 million and $47.4 million during the six months ended June 30, 2007 and 2006, respectively.
As previously disclosed and further discussed in the footnote on Subsequent Events, in connection with the consummation of the acquisition of Triad on July 25, 2007, the Company used a portion of the net proceeds from its New Credit Facility and Notes offering to repay its outstanding debt under the above mentioned credit facility. Upon repayment, the above mentioned credit facility was terminated.
The Company has entered into this New Credit Facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The New Credit Facility consists of a $6.065 billion funded term loan facility with a maturity of seven years, a $400 million delayed draw term loan facility with a maturity of seven years and a $750 million revolving credit facility with a maturity of six years. The revolving credit facility also will include a subfacility for letters of credit and a swingline subfacility. The New Credit Facility requires the Company to make quarterly amortization payments of each term

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
loan facility in quarterly amounts equal to 0.25% of the outstanding amount of the term loans, if any, with the outstanding principal balance payable on the anniversary of the New Credit Facility in 2014.
The term loan facility must be prepaid in an amount equal to (1) 100% of the net cash proceeds of certain asset sales and dispositions by the Company and its subsidiaries, subject to certain exceptions and reinvestment rights, (2) 100% of the net cash proceeds of issuances of certain debt obligations by the Company and its subsidiaries, subject to certain exceptions, and (3) 50%, subject to reduction to a lower percentage based on the Company’s leverage ratio, of excess cash flow for any year, commencing in 2008, subject to certain exceptions.
Voluntary prepayments and commitment reductions are permitted in whole or in part, without any premium or penalty, subject to minimum prepayment or reduction requirements.
All of the Company’s obligations under the New Credit Facility are unconditionally guaranteed by the Company and certain existing and subsequently acquired or organized domestic subsidiaries. All obligations under the New Credit Facility and the related guarantees will be secured by a perfected first priority lien or security interest in substantially all of the Company’s assets and each subsidiary guarantor’s assets, including equity interests held by the Company or any subsidiary guarantor, excluding, among others, the equity interests of non-significant subsidiaries, syndication subsidiaries, securitization subsidiaries and joint venture subsidiaries. The loans under the New Credit Facility will bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at the Company’s option, either (a) an alternative base rate determined by reference to the greater of (1) the prime rate announced by Credit Suisse and (2) the federal funds rate plus one-half of 1.0%, or (b) a reserve adjusted Eurodollar rate. The applicable percentage for term loans is 1.25% for alternative base rate loans and 2.25% for Eurodollar rate loans, and the applicable percentage for revolving loans will be up to 1.25% for alternative base rate revolving loans and up to 2.25% for Eurodollar revolving loans, in each case based on the Company’s leverage ratio. Loans under the swingline subfacility bear interest at the rate applicable to alternative base rate loans under the revolving credit facility.
The Company has agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to Eurodollar rate loans under the revolving credit facility times the maximum aggregate amount available to be drawn under all letters of credit issued under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit will also receive a customary fronting fee and other customary processing charges. The Company is also obligated to pay commitment fees, depending on our total leverage ratio, of up to 0.50% per annum, on the unused portion of the revolving credit facility. For purposes of this calculation, swingline loans are not treated as usage of the revolving credit facility. The Company will also pay arrangement fees on the closing of the New Credit Facility and an annual administrative agent fee.
The New Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company and its subsidiaries’ ability to, among other things and subject to various exceptions, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of the Company’s businesses, or (10) change the Company’s fiscal year. The Company and its subsidiaries are also required to comply with specified financial covenants (consisting of a leverage ratio and an interest coverage ratio) and various affirmative covenants.
Events of default under the New Credit Facility include, but are not limited to, (1) the Company’s failure to pay principal, interest, fees or other amounts under the credit agreement when due (taking into account any applicable grace period), (2) any representation or warranty proving to have been materially incorrect when made, (3) covenant defaults subject, with respect to certain covenants, to a grace period, (4) bankruptcy events, (5) a cross default to certain other debt, (6) certain undischarged judgments (not paid within an applicable grace period), (7) a change of control, (8) certain ERISA-related defaults, and (9) the invalidity or impairment of specified security interests.
The Notes issued in connection with the Triad acquisition were issued in the principal amount of $3.021 billion. These Notes will mature on July 15, 2015. Interest on the Notes will accrue at the rate of 8.875% per annum and will be payable semiannually in arrears on January 15 and July 15, commencing January 15, 2008. Interest on the Notes will accrue from the date of original issuance. Interest will be calculated on the basis of 360-day year comprised of twelve 30-day months.
Except as set forth below, the Issuer is not entitled to redeem the Notes at its option prior to July 15, 2011.
On and after July 15, 2011, the Issuer is entitled at its option to redeem all or a portion of the 2015 Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as a percentage of principal amount on the redemption date),

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
plus accrued interest to the redemption date (subject to the right of Holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12 month period commencing on July 15 of the years set forth below:

Period	Redemption Price

2011	104.438%
2012	102.219%
2013 and thereafter	100.000%
In addition, any time prior to July 15, 2010, the Issuer is entitled at its option on one or more occasions to redeem the Notes (which include additional Notes, if any) in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the Notes (which includes additional Notes, if any) originally issued at a redemption price (expressed as a percentage of principal amount) of 108.875%, plus accrued and unpaid interest to the redemption date, with the Net Cash Proceeds (as defined) from one or more Public Equity Offerings (provided that if the Public Equity Offering (as defined) is an offering by Parent, a portion of the Net Cash Proceeds (as defined) thereof equal to the amount required to redeem any such Notes is contributed to the equity capital of the Issuer); provided, however, that
(1)	at least 65% of such aggregate principal amount of Notes originally issued remains outstanding immediately after the occurrence of each such redemption (other than the Notes held, directly or indirectly, by the Company or its Subsidiaries); and

(2)	each such redemption occurs within 90 days after the date of the related Public Equity Offering.
The Issuer is entitled at its option to redeem the Notes, in whole or in part, at any time prior to July 15, 2011, upon not less than 30 or more than 60 days notice, at a redemption price equal to 100% of the principal amount of Notes redeemed plus the Application Premium (as defined) and accrued and unpaid interest, if any, as of the applicable redemption date.
The Notes are unsecured obligations of the Company. Secured debt and other secured obligation of the Company (including obligations with respect to the New Credit Facility) will be effectively senior to the Notes to the extent of the value of the assets securing such debt or other obligations.
The Issuer has agreed, pursuant to the Registration Rights Agreement, that it will be subject to certain exceptions, file a registration statement (the “Exchange Offer Registration Statement”) with the SEC within 90 days of the date the Notes were issued (the “Issue Date”) to make an offer to exchange the Notes for new notes (the “Exchange Notes”) having terms substantially identical in all material respects to the Notes. If the Exchange Offer Registration Statement is not filed with the SEC within that 90 day period ,the Exchange Offer Registration Statement is not declared effective by the SEC on or prior to the 210th day after the Issue Date, the exchange offer is not consummated on or before the 40th day after the Exchange Offer Registration Statement is declared effective or certain other circumstances (each, a “Registration Default”), additional interest will be paid on the Notes at a rate of 0.25% per annum for the first 90 day period following the Registration Default, and such rate will increase by an additional 0.25% per annum with respect to each subsequent 90 day period until all Registration Defaults have been cured, up to a maximum additional interest rate of 1.0% per annum.
12. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements", which defines fair value, provides framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of 2008. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.
13. CONTINGENCIES
The Company is a party to various legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations. In addition, in connection with the closing of the Triad acquisition on July 25, 2007, the Company has assumed both recorded and unrecorded contingencies of Triad. The Company’s management is not aware of any unrecorded contingencies, assumed in connection with the Triad acquisition, whose ultimate outcome will have an adverse effect on the Company’s consolidated financial position, cash flows or results of operations.
14. SUBSEQUENT EVENTS
On July 25, 2007, the Company completed its acquisition of Triad (former NYSE: TRI). Pursuant to the merger agreement under which the acquisition was completed, shareholders of Triad received $54 in cash per share of common stock, or approximately $6.968 billion in the aggregate, including the assumption of approximately $1.702 billion of existing indebtedness of Triad. Triad stock ceased to trade on the New York Stock Exchange effective at the close of business on July 25, 2007.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
In connection with the consummation of the Triad merger, the Company obtained $7.215 billion of senior secured financing under the New Credit Facility and the Issuer, issued $3.021 billion aggregate principal amount ($3.000 billion, net of discount) of its 8.875% senior notes due 2015 at the closing of the merger. The Notes are senior obligations of the Issuer and are guaranteed on a senior basis by the Company and by certain of the Company’s domestic subsidiaries. The Company used the net proceeds from the Notes offering and the net proceeds of the $6.065 billion of term loans under the New Credit Facility to pay the consideration under the merger agreement, to repay certain of its indebtedness, including the repayment of term loans under its existing credit agreement and indebtedness of Triad, to complete certain related transactions, to pay certain costs and expenses of the transactions and for general corporate uses. A $750 million revolving credit facility and a $400 million delayed draw term loan facility is available to the Company for working capital and general corporate purposes under the new credit facility. The revolving credit facility also will include a subfacility for letters of credit and a swingline subfacility. Also, in connection with the consummation of the merger, the Company completed an early repayment of its outstanding $300 million aggregate principal amount of 6-1/2% Senior Subordinated Notes due 2012 through a cash tender offer and consent solicitation.

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
Executive Overview
We are the largest non-urban provider of general hospital healthcare services in the United States in terms of number of facilities and net operating revenues. We generate revenue by providing a broad range of general hospital healthcare services to patients in the communities in which we are located. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For the three months ended June 30, 2007, we generated $1.249 billion in net operating revenues, a growth of 17.7% over the three months ended June 30, 2006, $53.8 million in income from continuing operations, a growth of 2.7% over the three months ended June 30, 2006, and $53.8 million in net income, a growth of 2.7% over the three months ended June 30, 2006. For the six months ended June 30, 2007, we generated $2.453 billion in net operating revenues, a growth of 17.5% over the six months ended June 30, 2006, $108.1 million in income from continuing operations, a decrease of 1.4% over the six months ended June 30, 2006 and $108.1 million in net income, a growth of 1.6% over the six months ended June 30, 2006.
On a consolidated basis, total admissions increased 10.9% during the three months ended June 30, 2007 and 11.8% for the six months ended June 30, 2007, as compared to the same periods in the prior year. Admissions at hospitals owned throughout both periods decreased 0.2% during the three months ended June 30, 2007 and increased 0.4% for the six months ended June 30, 2007, as compared to the same periods in the prior year. Adjusted admissions for those same hospitals decreased 0.4% during the three month period ended June 30, 2007 and increased 0.4% for the six months ended June 30, 2007, as compared to the same periods in the prior year. The increase in our consolidated admissions reflects our strategy of growing through selective acquisitions. The flat trend in same-store admissions reflects our targeted closure of certain unprofitable service offerings in specific markets and a general trend in the industry during the current period. Furthermore, although we have experienced an increase in bad debts related to self-pay business and an increase in salaries and benefits related to additional employed physicians and incremental stock based compensation, we believe that our consolidated financial results reflect our strategy and ability to increase revenue and effectively manage costs while facing difficult industry related issues such as increasing numbers of uninsured and underinsured patients.
Sources of Consolidated Net Operating Revenue

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Medicare	29.5%	31.0%	30.3%	31.4%
Medicaid	11.6%	10.4%	10.9%	9.8%
Managed Care and other third party payors	46.5%	45.8%	46.3%	46.6%
Self-pay	12.4%	12.8%	12.5%	12.2%

Total	100.0%	100.0%	100.0%	100.0%

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that these adjustments become known. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the three month periods ended June 30, 2007 and 2006.
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
Results of Operations
Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include orthopedics, cardiology, occupational medicine, diagnostic services, emergency services, rehabilitation treatment, home health and skilled nursing. The strongest demand for hospital services generally occurs during January through April and the weakest demand for these services occurs during the summer months. Accordingly, eliminating the effect of new acquisitions, our net operating revenues and earnings are historically highest during the first quarter and lowest during the third quarter. Same-store results are for any hospitals owned throughout both periods, and in the case of leased hospitals, whose lease is not expiring within twelve months.
The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Consolidated (a)
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (b)	(86.2)	(85.2)	(86.0)	(84.9)
Depreciation and amortization	(4.3)	(4.5)	(4.3)	(4.3)
Minority interest in earnings	—	—	—	—

Income from operations	9.5	10.3	9.7	10.8
Interest expense, net	(2.5)	(2.3)	(2.5)	(2.2)

Income from continuing operations before income taxes	7.0	8.0	7.2	8.6
Provision for income taxes	(2.7)	(3.1)	(2.8)	(3.3)

Income from continuing operations	4.3	4.9	4.4	5.3
Loss on discontinued operations	—	—	—	(0.2)

Net Income	4.3%	4.9%	4.4%	5.1%

	Three Months Ended	Six Months Ended
	June 30, 2007	June 30, 2007
Percentage increase (decrease) from same period prior year (a):
Net operating revenues	17.7%	17.5%
Admissions	10.9	11.8
Adjusted admissions (c)	11.3	12.6
Average length of stay	—	(2.4)
Net Income (d)	2.7	1.6

Same-store percentage increase (decrease) from same period prior year (a)(e):
Net operating revenues	4.5%	5.3%
Admissions	(0.2)	0.4
Adjusted admissions (c)	(0.4)	0.4

(a)	Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have restated our prior period financial statements and statistical results to reflect the reclassification as discontinued operations of one hospital which was sold.

(b)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses.

(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Includes loss from operations of discontinued hospital and loss on sale of discontinued hospital.

(e)	Includes acquired hospitals to the extent we operated them during comparable periods in both years.
Three months Ended June 30, 2007 Compared to Three months Ended June 30, 2006
Net operating revenues increased 17.7% to $1.249 billion for the three months ended June 30, 2007, from $1.061 billion for the three months ended June 30, 2006. Of the $188.1 million increase in net operating revenues, those facilities which are not included in same-store revenues, contributed approximately $140.7 million and those facilities included same-store results contributed approximately $47.4 million, an increase of 4.5% over the same period in the prior year. The increase from same-store facilities was attributable to rate increases, payor mix and the acuity level of services provided, offset by a decrease in volume.
Inpatient admissions increased by 10.9%. Adjusted admissions increased by 11.3%. On a same-store basis, inpatient admissions decreased by 0.2% and same-store adjusted admissions decreased by 0.4%. With respect to consolidated admissions, approximately 10.9% of admissions were from newly acquired hospitals. On a same-store basis, net inpatient revenues increased by 1.1% and net outpatient revenues increased by 7.9%. Consolidated average length of stay and same-store average length of stay were unchanged from the prior period at 4.1 days.
Operating expenses, as a percentage of net operating revenues, increased to 86.2% for the three months ended June 30, 2007 compared to 85.2% for the three months ended June 30, 2006. Salaries and benefits, as a percentage of net operating revenues, was unchanged from the prior period at 39.6% for the three months ended June 30, 2007, as the impact of the five hospitals acquired in 2006, the increase in the number of employed physicians and the recognition of additional stock-based compensation offset efficiencies gained since the prior year period. The additional stock-based compensation represents an incremental year of expense as no restricted stock or options were granted in 2004. The three month period ended June 30, 2007 contains expense for three annual equity grants, as compared to the three month period ended June 30, 2006 which contains expense for two annual equity grants. Provision for bad debts, as a percentage of net operating revenues, increased 1.0% to 11.9% for the three months ended June 30, 2007, compared to 10.9% for the three months ended June 30, 2006, primarily as a result of the increase in self-pay revenues. Supplies, as a percentage of net operating revenues, decreased 0.1% to 11.7% for the three months ended June 30, 2007, as compared to 11.8% for the three months ended June 30, 2006. Rent and other operating expenses, as a percentage of net operating revenues, increased from 22.9% for the three months ended June 30, 2006, to 23.0% for the three months ended June 30, 2007. Income from continuing operations margin decreased from 4.9% for the three months ended June 30, 2006, to 4.3% for the three months ended June 30, 2007. Net income margin decreased from 4.9% for the three months ended June 30, 2006 to 4.3% for the three months ended June 30, 2007. The decrease in income from continuing operations margin and net income margin are reflective of the net increases in operating expenses as discussed above and an increase in interest expense as discussed below.
On a same-store basis, we experienced a decrease in salary and benefits expense of 0.2% of net operating revenues resulting primarily from efficiency gains at acquired hospitals recently rolling into same-store results offset by increases in the number of employed physicians and stock compensation expense. The same-store provision for bad debts increased 0.7% of net operating revenues as a result of the increase in self pay revenues. Also, on a same-store basis we experienced a decrease in supplies expense of 0.3% of net operating revenues primarily as a result of improved pricing and compliance under our group purchasing agreement.
Depreciation and amortization increased by $6.1 million from $47.2 million for the three months ended June 30, 2006 to $53.3 million for the three months ended June 30, 2007. Depreciation and amortization relating to hospitals acquired in 2007 and 2006, which have not yet been included in same-store results, accounted for $4.6 million of the increase, while depreciation and amortization related to all other capital expenditures accounted for the remaining $1.5 million.
Interest expense, net, increased by $7.3 million from $23.9 million for the three months ended June 30, 2006, to $31.2 million for the three months ended June 30, 2007. An increase in interest rates during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, accounted for $1.7 million of this increase, while an increase in our average outstanding debt during the three months ended June 30, 2007, as compared to the three months ended June 30, 2006, due primarily to our repurchase of company stock and hospital acquisitions, accounted for the remaining $5.6 million.
The net results of the above mentioned changes resulted in income from continuing operations before income taxes increasing $2.2 million from $85.2 million for the three months ended June 30, 2006 to $87.4 million for the three months ended June 30, 2007.
Provision for income taxes increased from $32.9 million for the three months ended June 30, 2006, to $33.7 million for the three months ended June 30, 2007, due primarily to the increase in income from continuing operations which increased taxable income.
Net income was $53.8 million for the three months ended June 30, 2007, compared to $52.4 million for the three months ended June 30, 2006, an increase of 2.7%.
Six months Ended June 30, 2007 Compared to Six months Ended June 30, 2006
Net operating revenues increased 17.5% to $2.453 billion for the six months ended June 30, 2007, from $2.088 billion for the six months ended June 30, 2006. Of the $365.5 million increase in net operating revenues, those facilities which are not yet included in same-store revenues, contributed approximately $255.9 million, and those facilities included in same-store results contributed approximately $109.6 million, an increase of 5.3% over the same period in the prior year. The increase from same-store facilities was attributable to a mix of rate increases, payor mix, acuity level of services provided, and volume improvement.
Inpatient admissions increased by 11.8%. Adjusted admissions increased by 12.6%. On a same—store basis, inpatient admissions increased by 0.4% and same-store adjusted admissions increased by 0.4%. With respect to consolidated admissions, approximately 11.1% of admissions were from newly acquired hospitals. On a same-store basis, net inpatient revenues increased by 3.2% and net outpatient revenues increased by 7.6%. Consolidated average length of stay and same-store average length of stay decreased to 4.1 days from the prior year period which was 4.2 days.
Operating expenses, as a percentage of net operating revenues, increased to 86.0% for the six months ended June 30, 2007, compared to 84.9% for the six months ended June 30, 2006. Salaries and benefits, as a percentage of net operating revenues, increased 0.3% to 40.0% for the three months ended June 30, 2007, compared to 39.7% for the six months ended June 30, 2006, as the impact of recent acquisitions and the recognition of additional stock-based compensation offset efficiencies gained since the prior year period. Provision for bad debts, as a percentage of net operating revenues, increased 0.9% to 11.6% for the six months ended June 30, 2007, compared to 10.7% for the six months ended June 30, 2006, primarily as a result of the increase in self-pay revenues. Supplies, as a percentage of net operating revenues, decreased 0.2% to 11.7% for the six months ended June 30, 2007, as compared to 11.9% for the six months ended June 30, 2006, primarily as a result of improved pricing and compliance under our group purchasing agreement. Rent and other operating expenses, as a percentage of net operating revenues, increased from 22.6% for the six months ended June 30, 2006, to 22.7% for the six months ended June 30, 2007, primarily as a result of recent acquisitions having higher other operating expenses as a percentage of net operating revenues. Income from continuing operations margin decreased 0.9% to 4.4% for the six months ended June 30, 2007, as compared to 5.3% for the six months ended June 30, 2006. Net income margins decreased from 5.1% for the six months ended June 30, 2006 to 4.4% for the six months ended June 30, 2007. The decrease in income from continuing operations margin and net income margin are reflective of the net increases in operating expenses as discussed above and an increase in interest expense as discussed below.
On a same-store basis, we experienced an increase in salary and benefits expense of 0.1% of net operating revenues primarily resulting from increases in the number of employed physicians and stock compensation expense offset by efficiency gains at acquired hospitals rolling into same-store results. The same-store provision for bad debts increased 0.6% of net operating revenues as a result of the increase in self-pay revenues. Also, we experienced a decrease in supplies expense of 0.4% of net operating revenues as a result of improved pricing and compliance under our group purchasing agreement, offset by increases in bad debt expense.
Depreciation and amortization increased by $14.9 million from $89.7 million for the six months ended June 30, 2006 to $104.6 million for the six months ended June 30, 2007. Depreciation and amortization relating to hospitals acquired in 2006 and 2007, which have not been included in same-store results, accounted for $8.9 million of the increase, and capital expenditures accounted for the remaining $6.0 million.
Interest expense, net, increased by $15.9 million from $45.7 million for the six months ended June 30, 2006, to $61.6 million for the six months ended June 30, 2007. An increase in our average outstanding debt during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, primarily attributable to borrowing for the repurchase of company stock and hospital acquisitions, accounted for $11.3 million of this increase, while an increase in interest rates during the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, accounted for the remaining $4.6 million.
The net results of the above mentioned changes resulted in income from continuing operations before income taxes decreasing $3.0 million from $178.8 million for the six months ended June 30, 2006, to $175.8 million for the six months ended June 30, 2007.
Provision for income taxes decreased from $69.2 million for the six months ended June 30, 2006, to $67.7 million for the six months ended June 30, 2007, due primarily to a reduction in taxable income in the comparable periods which was the result of higher operating expenses.
Net income was $108.1 million for the six months ended June 30, 2007, compared to $106.4 million for the six months ended June 30, 2006, an increase of 1.6%.
Liquidity and Capital Resources
Net cash provided by operating activities increased $9.0 million from $207.0 million in the six months ended June 30, 2006 to $216.0 million for the six months ended June 30, 2007. The increase in cash flows from operations as compared to the same period in the prior year is the result of an increase in net income of $1.7 million, increases in non-cash expenses of $17.5 million, related primarily to depreciation and stock-based compensation and an increase in cash generated from accounts receivable of $10.5 million. These increases in cash inflows were offset by outflows of cash for the comparable periods related to supplies, prepaid expenses and other current assets of $13.3 million and accounts payables, accrued liabilities and income taxes of $23.6 million. For the comparable periods, other assets and liabilities resulted in increased cash flows of $16.2 million.
Capital Expenditures
Cash expenditures related to purchases of facilities were $188.0 million for the six months ended June 30, 2007 and $178.0 million for the six months ended June 30, 2006. These expenditures during the six months ended June 30, 2007, included $45.5 million related to the acquisition of Triad, and $137.1 million for the current year acquisition of two hospitals, and the contingent settlements of working capital items from prior year’s acquisition and the acquisition of five physician practices and $5.4 million for the purchase of information systems and other equipment to integrate recently acquired hospitals. The expenditures during the six months ended June 30, 2006, included $169.1 million for the acquisition of five hospitals, contingent settlements of working capital items from three prior year acquisitions and the acquisition of the remaining 60% interest we did not previously own of a home health agency in one of our current markets as well as $8.9 million for information systems and other equipment to integrate recently acquired hospitals.
Excluding the cost to construct replacement hospitals, our capital expenditures for the six months ended June 30, 2007, totaled $71.0 million, compared to $91.9 million for the six months ended June 30, 2006. Costs to construct replacement hospitals totaled $37.8 million during the six months ended June 30, 2007 and $2.3 million during the six months ended June 30, 2006.
Pursuant to hospital purchase agreements in effect as of June 30, 2007, we are required to build replacement facilities in Petersburg, Virginia, by August 2008, and in Shelbyville, Tennessee by June 2009. Also, as required by an amendment to a lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location. As part of our acquisition of Porter Health, we agreed to construct a 225 bed replacement facility for the Valparaiso hospital no later than April 2011. Estimated construction costs, including equipment, are approximately $450.2 million for these four replacement facilities.
Capital Resources
Net working capital was $521.3 million at June 30, 2007, compared to $446.1 million at December 31, 2006. The $75.2 million increase was attributable primarily to an increase in accounts receivable and other assets, offset by increases in income taxes payable.
In connection with the consummation of the Triad merger, we obtained $7.215 billion of senior secured financing under a new credit facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The new credit facility will provide for financing which will consist of a $6.065 billion funded term loan facility with a maturity of seven years, a $400 million delayed draw term loan facility with a maturity of seven years and a $750 million revolving credit facility with a maturity of six years. The revolving credit facility also will include a subfacility for letters of credit and a swingline subfacility. The new credit facility requires us to make quarterly amortization payments of each term loan facility in quarterly amounts equal to 0.25% of the outstanding amount of the term loans, if any, with the outstanding principal balance payable on the anniversary of the credit facility in 2014.
The term loan facility must be prepaid in an amount equal to (1) 100% of the net cash proceeds of certain asset sales and dispositions by us and our subsidiaries, subject to certain exceptions and reinvestment rights, (2) 100% of the net cash proceeds of issuances of certain debt obligations by us and our subsidiaries, subject to certain exceptions, and (3) 50%, subject to reduction to a lower percentage based on our leverage ratio, of excess cash flow for any year, commencing in 2008, subject to certain exceptions.
Voluntary prepayments and commitment reductions are permitted in whole or in part, without premium or penalty, subject to minimum prepayment or reduction requirements.
All of our obligations under the new credit facility are unconditionally guaranteed by us and certain existing and subsequently acquired or organized domestic subsidiaries. All obligations under the new credit facility and the related guarantees will be secured by a perfected first priority lien or security interest in substantially all of our assets and each subsidiary guarantor’s assets, including equity interests held by us or any subsidiary guarantor, excluding, among others, the equity interests of non-significant subsidiaries, syndication subsidiaries, securitization subsidiaries and joint venture subsidiaries. The loans under the new credit facility will bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an alternative base rate determined by reference to the greater of (1) the prime rate announced by Credit Suisse and (2) the federal funds rate plus one-half of 1.0%, or (b) a reserve adjusted Eurodollar rate. The applicable percentage for term loans is 1.25% for alternative base rate loans and 2.25% for Eurodollar rate loans, and the applicable percentage for revolving loans will be up to 1.25% for alternative base rate revolving loans and up to 2.25% for Eurodollar revolving loans, in each case based on our leverage ratio. Loans under the swingline subfacility bear interest at the rate applicable to alternative base rate loans under the revolving credit facility.
We have agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to Eurodollar rate loans under the revolving credit facility times the maximum aggregate amount available to be drawn under all letters of credit issued under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit will also receive a customary fronting fee and other customary processing charges. We are also obligated to pay commitment fees, depending on our total leverage ratio, of up to 0.50% per annum, on the unused portion of the revolving credit facility. For purposes of this calculation, swingline loans are not treated as usage of the revolving credit facility. We will also pay arrangement fees on the closing of the new credit facility and an annual administrative agent fee.
The new credit facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our and our subsidiaries’ ability to, among other things and subject to various exceptions, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of our businesses, or (10) change our fiscal year. We and our subsidiaries are also required to comply with specified financial covenants (consisting of a leverage ratio and an interest coverage ratio) and various affirmative covenants.
Events of default under the credit agreement include, but are not limited to, (1) our failure to pay principal, interest, fees or other amounts under the credit agreement when due (taking into account any applicable grace period), (2) any representation or warranty proving to have been materially incorrect when made, (3) covenant defaults subject, with respect to certain covenants, to a grace period, (4) bankruptcy events, (5) a cross default to certain other debt, (6) certain undischarged judgments (not paid within an applicable grace period), (7) a change of control, (8) certain ERISA-related defaults, and (9) the invalidity or impairment of specified security interests.
Upon closing of the Triad merger, there was approximately $1.150 billion of available borrowing capacity under our new credit facility. These funds, along with internally generated cash, and continued access to the bank credit and capital markets, we believe will be sufficient to finance future acquisitions, capital expenditures and working capital requirements through the next 12 months and into the foreseeable future.
As of June 30, 2007, we were a party to the following interest rate swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. On each of these swaps, we received a variable rate of interest based on the three-month London Inter-Bank Offer Rate (“LIBOR”), in exchange for the payment by us of a fixed rate of interest. As of June 30, 2007, we were required to pay, on a quarterly basis, a margin above LIBOR of 175 basis points for revolver loans and term loans under the senior secured credit facility.

	Notional	Fixed
	Amount	Interest	Termination
Swap #	(in 000’s)	Rate	Date
1	150,000	3.3000%	November 4, 2007
2	100,000	2.4000%	June 13, 2008
3	100,000	3.5860%	August 29, 2008
4	100,000	4.0600%	May 30, 2008
5	100,000	3.9350%	June 6, 2009
6	100,000	4.3375%	November 30, 2009
7	100,000	4.9360%	October 4, 2010
8	100,000	4.7090%	January 24, 2011
9	100,000	4.7185%	August 19, 2011
10	100,000	4.7040%	August 19, 2011
11	100,000	4.6250%	August 19, 2011
12	250,000	5.0185%	May 30, 2012
13	150,000	5.0250%	May 30, 2012
14	100,000	5.0230%	May 30, 2013	(1)
15	100,000	5.0380%	August 30, 2013	(2)
16	100,000	5.0500%	November 30, 2013	(3)

(1)	This swap agreement becomes effective May 30, 2008, concurrent with the termination of agreement #4 listed above.

(2)	This swap agreement becomes effective June 13, 2008, concurrent with the termination of agreement #2 listed above.

(3)	This swap agreement becomes effective September 2, 2008, after the termination of agreement #3 listed above.
All of these swaps remained in effect after the refinancing for the Triad merger and will continue to be used to limit the effects of changes in interest rates on portions of our new credit facility.
Off-balance sheet arrangements
Our consolidated operating results for the six months ended June 30, 2007 and 2006, included $149.3 million and $142.0 million, respectively, of net operating revenue and $9.9 million in each of the two periods of income from operations, generated from seven hospitals operated by us under operating lease arrangements. In accordance with generally accepted accounting principles, the respective assets and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet. Lease payments under these arrangements are included in rent expense when paid and totaled approximately $8.3 million for the six months ended June 30, 2007 and $7.8 million for the six months ended June 30, 2006. The current terms of these operating leases expire between October 2007 and December 2019, not including lease extensions that we have options to exercise. One of these leases is scheduled to expire in October 2007. We have notified the lessor of our intent not to renew. This hospital for which we are not renewing our lease generated $12.9 million in net operating revenue and $0.03 million loss from continuing operations for the six months ended June 30, 2007. When this lease expires, we will no longer generate revenue nor incur expenses from the ongoing operations of this hospital.

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
Joint Ventures
We have from time to time sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. This was the case with our acquisition of Chestnut Hill Hospital in March 2005, pursuant to which we acquired an 85% interest with the remaining 15% interest owned by the University of Pennsylvania. In our other joint ventures, physicians are the minority interest holders. The amount of minority interest in equity is included in other long-term liabilities and the minority interest in income or loss is recorded separately in the condensed consolidated statements of income. We do not believe these minority ownerships are material to our financial position or results of operations. The balance of minority interests included in long-term liabilities was $23.6 million as of June 30, 2007 and December 31, 2006, and the amount of minority interest in earnings was $0.6 million and $0.5 million for the three months ended June 30, 2007 and 2006, respectively, and $0.8 million and $1.1 million for the six months ended June 30, 2007 and 2006, respectively.
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
Third Party Reimbursement
Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system”. Within the automated system, actual Medicare DRG data, coupled with all payors’ historical paid claims data, is utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis and subjected to review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We record adjustments to the estimated billings in the periods that such adjustments become known. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in future periods as final settlements are determined. However, due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. Contractual allowance adjustments related to final settlements or appeals increased net operating revenue by an insignificant amount in each of the three and six month periods ended June 30, 2007 and June 30, 2006.
Allowance for Doubtful Accounts
During the third quarter of 2006, our same-store self-pay admissions were 8.1% of total same-store admissions. This represented the highest same-store self-pay admissions as a percentage of total same-store admissions experienced by us since at least December 31, 2002. Also during this same period we experienced lower cash collections as a percentage of trailing twelve month net revenues less provision for bad debts. We believe these occurrences were the result of current economic trends, including an increase in the number of individuals without medical insurance, reduced enrollment under Medicaid programs such as TennCare (which resulted in an increase in uninsured patients) and the trend by private insurers and employers of increasing insured patients’ portion of their healthcare expenditures, primarily in the form of higher deductibles and co-payments. The third quarter 2006 increase in self-pay volume and decrease in collection percentages caused us to reconsider the manner in which we estimate our allowance for doubtful accounts since a greater percentage of our total accounts receivable balance was now exposed to increased collection risk. No similar change in trends or risk was identified in connection with third-party insured accounts such as Medicare, Medicaid, managed care and other third party payors. We believed these trends reflected an increased collection risk from self-pay accounts, and as a result, we performed a review and analysis of the adequacy of our allowance for doubtful accounts. Based on this analysis, we recorded a change in estimate to increase our allowance for doubtful accounts by $65.0 million on our September 30, 2006 balance sheet and a corresponding $65.0 million pre-tax increase to our provision for bad debts, resulting in a $40.0 million after-tax reduction in income from continuing operations.
Self-pay revenues represented approximately 12.4% and 12.8% of our net operating revenue for the three months ended June 30, 2007 and 2006, respectively, and 12.5% and 12.2% for the six months ended June 30, 2007 and 2006, respectively. Although uninsured and underinsured patients continue to be an industry-wide issue in certain markets, we do not anticipate a significant amount of continuing deterioration in our self-pay business, primarily because the participants disenrolled in the TennCare program have now been disenrolled for more than one year.

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
Effective September 30, 2006, we began estimating the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and, if present, anticipated changes in trends. Since we have historically collected substantially all third-party insured accounts receivable, which includes receivables from governmental agencies, within one year of date of discharge, we began reserving 100% of only those third-party insured accounts aging over 365 days from the date of discharge. The percentage used to reserve for all self-pay accounts is based now on our specific collection history for self-pay accounts. Previously, we estimated the allowance for doubtful accounts by reserving all accounts aging over 150 days from the date of discharge, without regard to payor class. We believe the revised methodology provides a better approach to reflect changes in payor mix and historical collection patterns and to respond to changes in trends and will be more responsive to changes in those factors that impact the collectibility of our accounts receivable. Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. We also review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable, days revenue outstanding, and the impact of recent acquisitions and dispositions.
Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects the ongoing collection efforts within the Company and is consistent with industry practices. We had approximately $920 million and $834 million at June 30, 2007 and December 31, 2006, respectively, being pursued by various outside collection agencies. We expect to collect less than 4%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. However, we take into consideration estimated collections of these amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.
Days revenue outstanding was 64 days at June 30, 2007 and 62 days at December 31, 2006. On a same-store basis, days revenue outstanding was 60 days at June 30, 2007 and at December 31, 2006. Our target range for days revenue outstanding is 57 — 62 days.
Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $2.534 billion as of June 30, 2007 and $2.274 billion as of December 31, 2006. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) summarized by aging categories is as follows:

	As of
	June 30,	December 31,
	2007	2006
0 to 60 days	65.8%	63.3%
61 to 150 days	16.4%	17.7%
151 to 360 days	12.0%	13.2%
Over 360 days	5.8%	5.8%

Total	100.0%	100.0%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor category is as follows:

	As of
	June 30,	December 31,
	2007	2006
Insured receivables	69%	66%
Self-pay receivables	31%	34%

Total	100%	100%

The total allowance for doubtful accounts, as reported in the condensed consolidated financial statements, as a percentage of self-pay receivables, net of other contractual allowance discounts, was approximately 64% at June 30, 2007 and 64% at December 31, 2006.
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
The SFAS No. 142 goodwill impairment model requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimated the fair values of the related operations using both a debt-free discounted cash flow model as well as an adjusted EBITDA multiple model. These models are both based on our best estimate of future revenues and operating costs and are reconciled to our consolidated market capitalization. The cash flow forecasts are adjusted by an appropriate discount rate based on our weighted-average cost of capital. We performed our initial evaluation, as required by SFAS No. 142, during the first quarter of 2002 and the annual evaluation as of each succeeding September 30. No impairment has been indicated by these evaluations. Estimates used to conduct the impairment review, including revenue and profitability projections or fair values, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.
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
We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, is $9.0 million. It is our policy to recognize interest accrued related to unrecognized benefits in its statement of operations as income tax expense. Approximately $1.2 million of interest is included in the amount of unrecognized benefit at June 30, 2007. During the year ending December 31, 2007, it is possible we could release up to $5.2 million, plus accrued interest of approximately $0.8 million, of our FASB Interpretation No. 48 liability, as a result of the potential expiration of the statute of limitations pertaining to tax positions taken in prior years relative to legal settlements.
We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal or state income tax examinations for years prior to 2003. During 2006, we agreed to a settlement at the Internal Revenue Service Appeals Office with respect to the 2003 consolidated income tax year. We have since received a closing letter with respect to the examination for the tax year 2003. The settlement was not material to our consolidated statement of income or financial position.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, provides framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us beginning in the first quarter of 2008. Although we will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on our results of operations or financial position.

FORWARD-LOOKING STATEMENTS
Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following:
•	general economic and business conditions, both nationally and in the regions in which we operate;

•	our ability to successfully integrate any acquisitions or to recognize expected synergies from such acquisitions;

•	risks associated with our substantial indebtedness, leverage and debt service obligations;

•	demographic changes;

•	existing governmental regulations and changes in, or the failure to comply with, governmental regulations;

•	legislative proposals for healthcare reform;

•	the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which includes specific reimbursement changes for small urban and non-urban hospitals;

•	our ability, where appropriate, to enter into managed care provider arrangements and the terms of these arrangements;

•	changes in inpatient or outpatient Medicare and Medicaid payment levels;

•	increases in the amount and risk of collectibility of patient accounts receivable;

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply cost due to market pressure from pharmaceutical companies and new product releases;

•	liability and other claims asserted against us, including self-insured malpractice claims;

•	competition;

•	our ability to attract and retain qualified personnel, key management, physicians, nurses, and other healthcare workers;

•	trends toward treatment of patients in less acute or specialty healthcare settings including ambulatory surgery centers or specialty hospitals;

•	changes in medical or other technology;

•	changes in generally accepted accounting principles;

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to successfully acquire and integrate additional hospitals (including the Triad hospitals acquired);

•	our ability to obtain adequate levels of general and professional liability insurance;

•	potential adverse impact of known and unknown government investigations; and

•	timeliness of reimbursement payments received under government programs.
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
A 1% change in interest rates on variable rate debt would have resulted in interest expense fluctuating approximately $0.1 million for the three months ended June 30, 2007 and $1.2 million for the six months ended June 30, 2007.
Item 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities and Exchange Act of 1934, as amended, as of December 31, 2006. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be included in this report has been recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be included in this report was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
In May 2004, the relator in U.S. ex rel. Bledsoe filed an amended complaint alleging fraud involving Medicare billing at White County Community Hospital. We then filed a renewed motion to dismiss the amended complaint. On January 6, 2005, the District Court dismissed with prejudice the bulk of the relator’s allegations. The only remaining allegations involve a handful of 1997-98 charges at White County. After further motion practice between the relator and the United States Government regarding the relator’s right to participate in a previous settlement with the Company, the District Court again dismissed all claims in the case on December 13, 2005. On January 9, 2006, the relator filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit. This appeal has been fully briefed and argued and we await the court’s ruling.
In August 2004, we were served a complaint in Arleana Lawrence and Robert Hollins v. Lakeview Community Hospital and Community Health Systems, Inc. (now styled Arleana Lawrence and Lisa Nichols vs. Eufaula Community Hospital, Community Health Systems, Inc., South Baldwin Regional Medical Center and Community Health Systems Professional Services Corporation) in the Circuit Court of Barbour County, Alabama (Eufaula Division). This alleged class action was brought by the plaintiffs on behalf of themselves and as the representatives of similarly situated uninsured individuals who were treated at our Lakeview Hospital or any of our other Alabama hospitals. The plaintiffs allege that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiffs seek restitution of overpayment, compensatory and other allowable damages and injunctive relief. In October 2005, the complaint was amended to eliminate one of the named plaintiffs and to add our management company subsidiary as a defendant. In November 2005, the complaint was again amended to add another plaintiff, Lisa Nichols and another defendant, our hospital in Foley, Alabama, South Baldwin Regional Medical Center. Discovery has been concluded on the class determination issues and a hearing was held on June 13, 2007. We are vigorously defending this case.
In September 2004, we were served with a complaint in James Monroe v. Pottstown Memorial Hospital and Community Health Systems, Inc. in the Court of Common Pleas, Montgomery County, Pennsylvania. This alleged class action was brought by the plaintiff on behalf of himself and as the representative of similarly situated uninsured individuals who were treated at our Pottstown Memorial Hospital or any of our other Pennsylvania hospitals. This case has been settled.
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
On April 8, 2005, we were served with a first amended complaint, styled Chronister, et al. v. Granite City Illinois Hospital Company, LLC d/b/a Gateway Regional Medical Center, in the Circuit Court of Madison County, Illinois. The complaint seeks class action status on behalf of the uninsured patients treated at Gateway Regional Medical Center and alleges statutory, common law, and consumer fraud in the manner in which the hospital bills and collects for the services rendered to uninsured patients. The plaintiff seeks compensatory and punitive damages and declaratory and injunctive relief. Our motion to dismiss has been granted in part and denied in part and discovery has commenced. Gateway Regional Medical Center v. Holman is a companion case to the Chronister action, seeking counterclaim recovery on a collections case. Holman has been stayed pending the outcome of the Chronister action. We are vigorously defending these cases.
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
In August 2006, our facility in Petersburg, Virginia (Southside Regional Medical Center) was notified of the pendency of a federal False Claims Act case styled U.S. ex rel. Vuyyuru v. Jadhav et al. filed in the Eastern District of Virginia. In addition to naming the hospital, Community Health Systems Professional Services Corporation, our management subsidiary, has also been named. The suit alleges that Dr. Jadhav, Southside Regional Medical Center, and other healthcare providers performed medically unnecessary procedures and billed federal healthcare programs and also alleges that the defendants defamed Dr. Vuyyuru in the process of terminating his medical staff privileges. Almost all of the allegations pre-date our acquisition of this facility and the seller’s successor-in-interest has agreed to indemnify the Company and its affiliates. The district court has granted our motion to dismiss the case. The relator has appealed the ruling to the U.S. Court of Appeals for the Fourth Circuit.
Item 1A.Risk Factors
The Company’s Annual Report on Form 10-K for 2006 includes a listing of risk factors to be considered by investors in the Company’s securities. Appearing below are updates of two of the risk factors in the Form 10-K and additional risks related to the Company’s merger with Triad.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the agreements relating to our indebtedness.
We are significantly leveraged. The chart below shows our level of indebtedness and other information as of June 30, 2007. In connection with the consummation of our acquisition of Triad, we obtained $7.215 billion of senior secured financing under a new credit facility and our wholly-owned subsidiary, CHS/Community Health Systems, Inc. (the “Issuer”), issued $3.021 billion aggregate principal amount of its 8.875% senior notes due 2015 (the “Notes”) at the closing of the merger. The Notes are senior obligations of this subsidiary and are guaranteed on a senior basis by us and by certain of our domestic subsidiaries. We used the net proceeds from the Notes offering and the net proceeds of the $6.065 billion of term loans under the new credit facility to pay the consideration under the merger agreement with Triad, to refinance certain of our indebtedness and the indebtedness of Triad, to complete certain related transactions, to pay certain costs and expenses of the transactions and for general corporate uses. A $750 million revolving credit facility and a $400 million delayed draw term loan facility are available to us for working capital and general corporate purposes under the new credit facility. As of July 25, 2007, after giving effect to the Triad acquisition, our total debt is approximately $9.102 billion.
Also, in connection with the consummation of the acquisition of Triad, we completed an early repayment of the $300 million aggregate principal amount of 6-1/2% Senior Subordinated Notes due 2012 through a cash tender offer and consent solicitation.
The debt financing may contain covenants or other terms more restrictive than our existing financing arrangements, which may limit our ability to raise additional capital, react to changes or meet our obligations under our financing agreements.

As of
June 30, 2007
($ in millions)

Senior secured credit facility
Term loans	$1,642,000
Notes	300,000
Other	57,997

Total debt	1,999,997

Stockholders’ equity	1,860,967

Twelve Months
Ended
June 30, 2007
Ratio of earnings to fixed charges (a)	3.25	x

(a)	In calculating the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense (which includes amortization of deferred financing costs and debt issuance costs) and one-quarter of rent expense deemed representative of that portion of rent expense to be attributable to interest.
As of the date of our new credit facility, our $1.550 billion notional amount of interest rate swap agreements represented approximately 26% of our variable rate debt. Accordingly, a 1% change in interest rates on the remaining unhedged variable rate debt would result in interest expense fluctuating approximately $11.3 million per quarter.
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

Most of the hospitals we have acquired or will acquire had or may have significantly lower operating margins than we do and/or operating losses prior to the time we acquired them. In the past, we have occasionally experienced temporary delays in improving the operating margins or effectively integrating the operations of these acquired hospitals. In the future, if we are unable to improve the operating margins of acquired hospitals, operate them profitably, or effectively integrate their operations, we may be unable to achieve our growth strategy. We acquired 53 hospitals in the Triad acquisition. In the past, we have not acquired this many hospitals at one time. We may experience delays or difficulties in improving the operating margins or effectively integrating the operations of these acquired hospitals.
At the time of the Triad acquisition, we assumed all of Triad’s potential liabilities, including liabilities relating to pending or threatened litigation matters, which, if adversely decided, could have a material adverse effect on our future results and operations.
Given the number of hospitals acquired, senior management may need to devote a significant amount of time to integration of the acquired hospitals, which may detract from the ability of senior management to execute our past acquisition strategy of attempting to acquire two to four hospitals each year. Except for one hospital, for which we currently have submitted a letter of intent to acquire, we do not anticipate acquiring more hospitals during the remainder of 2007 and 2008.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 14, 2006, the Company commenced an open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $200 million in repurchases. Under this program, the Company repurchased the entire 5,000,000 shares at a weighted average price of $35.23. This program concluded on November 8, 2006 when the maximum number of shares had been repurchased. This repurchase plan followed a prior repurchase plan for up to 5,000,000 shares which concluded on January 13, 2006. The Company repurchased 3,029,700 shares at a weighted average price of $31.17 per share under this program. On December 13, 2006, the Company commenced another open market repurchase program for up to 5,000,000 shares of the Company’s common stock not to exceed $200 million in repurchases. This program will conclude at the earlier of three years or when the maximum number of shares have been repurchased. As of June 30, 2007, the Company has not repurchased any shares under this program.
We have not paid any dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. Our new credit facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $300 million in the aggregate.
Item 3. Defaults Upon Senior Securities
     None
Item 4. Submission of Matters to a Vote of Security Holders
(a)	The annual meeting of the stockholders of Community Health Systems, Inc., was held in New York, New York on May 22, 2007, for the purpose of voting on the proposals described below.

(b)	Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to the Governance and Nominating Committee’s nominees for directors. All of the Governance and Nominating Committee’s nominees for directors were elected as set forth in clause (c) below. In addition, the terms of office as a director of Wayne T. Smith, Dale F. Frey, John A. Clerico, John A. Fry and Julia B. North continued after the meeting.

(c)	Three proposals were submitted to a vote of security holders as follows:
(1)	The stockholders approved the election of the following persons as directors of the Company:

Name	For	Withheld

W. Larry Cash	72,446,984	11,474,409

Harvey Klein, M.D.	75,900,019	8,021,374

H. Mitchell Watson, Jr.	68,320,487	15,600,906

(2)	Approval of the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan:

For	Against	Abstain
65,079,451	11,792,730	1,096,413
(3)	The Board of Directors appointment of Deloitte & Touche, LLP, as the Company’s independent accountants for 2007 was ratified by the affirmative votes of stockholders:

For	Against	Abstain
82,953,238	806,150	17,968
(d)	Prior to the meeting of the stockholders on May 22, 2007, Heavy and General Laborers Fund of New Jersey withdrew its stockholder proposal set forth in the Definitive Proxy Statement, as filed with the Securities and Exchange Commission on April 12, 2007.
Item 5. Other Information
     None
Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: July 31, 2007	COMMUNITY HEALTH SYSTEMS, INC. (Registrant)
	By:	/s/ Wayne T. Smith
Wayne T. Smith
Chairman of the Board, President and Chief Executive Officer (principal executive officer)

	By:	/s/ W. Larry Cash
W. Larry Cash
Executive Vice President, Chief Financial Officer and Director (principal financial officer)

	By:	/s/ T. Mark Buford
T. Mark Buford
Vice President and Corporate Controller (principal accounting officer)

Index to Exhibits

No.	Description

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.