Form 10-Q
period 2007-09-30
COMMUNITY HEALTH SYSTEMS INC
filed 2007-11-02
CIK 1108109

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐   No ☑
As of October 29, 2007, there were outstanding 95,595,515 shares of the Registrant’s Common Stock, $ 0.01 par value.

Community Health Systems, Inc.
Form 10-Q
For the Three and Nine months Ended September 30, 2007

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
 (In thousands, except share data)
 (Unaudited)

	September 30,	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$118,855	$40,566
Patient accounts receivable, net of allowance for doubtful accounts of $1,001,570 and $478,565 at September 30, 2007, and December 31, 2006, respectively	1,829,605	773,984
Supplies	274,455	113,320
Deferred income taxes	53,157	13,249
Prepaid expenses and taxes	200,374	32,385
Other current assets	233,338	47,880

Total current assets	2,709,784	1,021,384

Property and equipment	6,670,291	2,630,366
Less accumulated depreciation and amortization	(792,871)	(643,789)

Property and equipment, net	5,877,420	1,986,577

Goodwill	4,046,813	1,336,525

Other assets, net	804,680	162,093

Total assets	$13,438,697	$4,506,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$79,346	$35,396
Accounts payable	505,700	247,747
Current income taxes payable	—	7,626
Accrued interest	93,154	7,122
Accrued liabilities	711,308	277,392

Total current liabilities	1,389,508	575,283

Long-term debt	9,083,383	1,905,781

Deferred income taxes	329,409	141,472

Other long-term liabilities	416,530	136,811

Minority interests in equity of consolidated subsidiaries	372,954	23,559
Stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 96,579,924 shares issued and 95,604,375 shares outstanding at September 30, 2007, and 95,026,494 shares issued and 94,050,945 shares outstanding at December 31, 2006	966	950
Additional paid-in capital	1,227,623	1,195,947
Treasury stock, at cost, 975,549 shares at September 30, 2007 and December 31, 2006	(6,678)	(6,678)
Accumulated other comprehensive income (loss)	(21,201)	5,798
Retained earnings	646,203	527,656

Total stockholders’ equity	1,846,913	1,723,673

Total liabilities and stockholders’ equity	$13,438,697	$4,506,579

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net operating revenues	$2,352,087	$1,117,859	$4,792,708	$3,192,305

Operating costs and expenses:
Salaries and benefits	951,500	447,655	1,928,236	1,270,386
Provision for bad debts	279,604	191,083	561,770	411,910
Supplies	318,506	129,427	603,886	376,288
Other operating expenses	464,127	233,304	965,011	655,742
Rent	49,060	23,908	102,337	69,542
Equity in earnings of unconsolidated affiliates	(14,304)	—	(14,304)	—
Depreciation and amortization	106,435	49,535	210,406	138,616
Minority interest in earnings	4,511	601	5,329	1,669

Total operating costs and expenses	2,159,439	1,075,513	4,362,671	2,924,153

Income from operations	192,648	42,346	430,037	268,152
Interest expense, net	139,507	27,494	201,066	73,151
Loss from early extinguishment of debt	27,291	—	27,291	—

Income from continuing operations before income taxes	25,850	14,852	201,680	195,001
Provision for income taxes	9,580	5,611	77,273	75,253

Income from continuing operations	16,270	9,241	124,407	119,748

Discontinued operations, net of taxes:
Loss from operations of hospitals held for sale and sale of partnership interest	(3,382)	(1,000)	(3,432)	(2,541)
Loss on sale of hospital and partnership interest	(2,428)	—	(2,428)	(2,559)

Loss on discontinued operations	(5,810)	(1,000)	(5,860)	(5,100)

Net income	$10,460	$8,241	$118,547	$114,648

Income from continuing operations per common share:
Basic	$0.17	$0.10	$1.33	$1.25

Diluted	$0.17	$0.10	$1.32	$1.24

Net income per common share:
Basic	$0.11	$0.09	$1.27	$1.20

Diluted	$0.11	$0.09	$1.25	$1.19

Weighted-average number of shares outstanding:
Basic	93,651,645	94,119,020	93,467,608	95,470,501

Diluted	94,841,749	95,258,771	94,563,405	96,768,173

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine months Ended
	September 30,
	2007	2006
Cash flows from operating activities
Net income	$118,547	$114,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	210,406	139,640
Minority interest in earnings	5,329	1,669
Stock-based compensation expense	25,514	14,559
Excess tax benefits relating to stock-based compensation	(2,275)	(6,589)
Loss on early extinguishment of debt	27,291	—
Loss on sale of hospital and partnership interest	3,735	3,937
Other non-cash expenses, net	1,820	37
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(53,585)	(53,688)
Supplies, prepaid expenses and other current assets	8,519	(4,594)
Accounts payable, accrued liabilities and income taxes	45,750	55,985
Other	13,599	2,447

Net cash provided by operating activities	404,650	268,051

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(6,982,099)	(317,387)
Purchases of property and equipment	(278,543)	(158,598)
Disposition of hospital and other ancillary operations	12,962	750
Proceeds from sale of equipment	601	4,312
Increase in other assets	(66,025)	(29,460)

Net cash used in investing activities	(7,313,104)	(500,383)

Cash flows from financing activities
Proceeds from exercise of stock options	7,804	12,585
Excess tax benefits relating to stock-based compensation	2,275	6,589
Stock buy-back	—	(137,666)
Deferred financing costs	(190,110)	(8)
Redemption of convertible notes	—	(128)
Proceeds from minority investors in joint ventures	1,188	5,290
Redemption of minority investments in joint ventures	(1,339)	(915)
Distributions to minority investors in joint ventures	(2,774)	(2,642)
Borrowings under credit agreement	9,233,331	479,000
Repayments of long-term indebtedness	(2,063,632)	(220,437)

Net cash provided by financing activities	6,986,743	141,668

Net change in cash and cash equivalents	78,289	(90,664)
Cash and cash equivalents at beginning of period	40,566	104,108

Cash and cash equivalents at end of period	$118,855	$13,444

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries as of September 30, 2007 and for the three and nine month periods ended September 30, 2007 and September 30, 2006, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All significant intercompany transactions and balances have been eliminated. The results of Triad Hospitals, Inc. (“Triad”) are included from July 25, 2007, the date of the acquisition of Triad by the Company. The results of operations for the three and nine months ended September 30, 2007, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2007. Certain information and disclosures normally included in the notes to the consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”), although the Company believes the included disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2006, contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. The term Company shall mean the Community Health Systems, Inc. and its subsidiaries, unless the context otherwise means Community Health Systems, Inc.
Third Party Reimbursement — Hospitals Acquired in the Triad Acquisition
Revenues relating to the hospitals and other facilities acquired in the Triad acquisition are recorded at estimated net amounts due from patients, third-party payors and others for healthcare services provided. The hospitals acquired in the Triad acquisition have multiple patient accounting systems and, therefore, estimates for contractual allowances are calculated by both automated systems and manually, depending on the type of payor involved and the patient accounting system used by each hospital. In certain systems, the contractual payment terms are preloaded into the system and the system calculates the expected reimbursement amounts. Even for systems that record the expected reimbursement amount, there are still manual estimates based upon historical collections recorded for payors that are not significant or do not have specific contractual terms. In other systems, the contractual adjustments are determined manually using historical collections on each type of payor. All contractual adjustments, regardless of type of payor or method of calculation, are reviewed and compared to actual payment experience. Changes in estimates of contractual allowances have not historically been significant.
Third Party Reimbursement — All Other Community Health Systems Hospitals
Net operating revenues from the Company’s hospitals and other facilities (other than those acquired in the Triad acquisition) include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, the Company is reimbursed by non-governmental payors using a variety of payment methodologies. Amounts the Company receives for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system”. Within the automated system, actual Medicare DRG data, coupled with all payors’ historical paid claims data, is utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis and subjected to review by management to ensure reasonableness and accuracy. The Company accounts for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which the Company deducts from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. The Company records adjustments to the estimated billings in the periods that such adjustments become known. The Company accounts for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in future periods as final settlements are determined. However, due to the complexities involved in these estimates, actual payments the Company receives could be different from the amounts the Company estimates and records. Contractual allowance adjustments related to final settlements or appeals increased net operating revenue by an insignificant amount in each of the three and nine month periods ended September 30, 2007 and September 30, 2006.
Allowance for Doubtful Accounts — Hospitals Acquired in the Triad Acquisition
For the hospitals acquired in the Triad acquisition, the Company estimated its allowance for doubtful accounts by applying historical uninsured collection rates to current uninsured receivables. The historical collection rates used at September 30, 2007 were those derived by Triad, prior to the Company’s acquisition of Triad. This methodology is consistent with that used by Triad prior to the Company’s acquisition. The hospitals acquired from Triad use multiple patient accounting systems which is increasing the time necessary to analyze the uninsured collection rates and the overall methodology of this policy. The Company augmented its estimate with other analytical methods such as changes in the level of uninsured receivables, accounts receivable days, cash collections and accounts receivable agings.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)
Allowance for Doubtful Accounts — All Other Community Health Systems Hospitals
Effective September 30, 2006, the Company began estimating the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and, if present, anticipated changes in trends. Since the Company has historically collected substantially all third-party insured accounts receivable, which includes receivables from governmental agencies, within one year of the date of discharge, the Company began reserving 100% of only those third-party insured accounts aged over 365 days from the date of discharge. The percentage used to reserve for all self-pay accounts is based now on the Company’s specific collection history for self-pay accounts. Previously, the Company estimated the allowance for doubtful accounts by reserving all accounts aging over 150 days from the date of discharge, without regard to payor class. The Company believes the revised methodology provides a better approach to reflect changes in payor mix and historical collection patterns and to respond to changes in trends and will be more responsive to changes in those factors that impact the collectibility of the Company’s accounts receivable. Collections are impacted by the economic ability of patients to pay and the effectiveness of the Company’s collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect the Company’s collection of accounts receivable. The Company also reviews its overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable, days revenue outstanding, and the impact of recent acquisitions and dispositions.
The Company’s policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. The Company believes this policy accurately reflects its ongoing collection efforts within the Company (other than the hospitals and other facilities acquired in the Triad acquisition) and is consistent with industry practices. The Company had approximately $1.625 billion and $834 million at September 30, 2007 and December 31, 2006, respectively, of accounts previously written-off being pursued by various outside collection agencies. The Company expects to collect less than 4%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in gross accounts receivable or allowance for doubtful accounts. However, the Company takes into consideration estimated collections of these amounts written-off in evaluating the reasonableness of its allowance for doubtful accounts.
Professional Liability Insurance for Triad Acquisition Hospitals
Substantially all of the professional and general liability risks of the acquired Triad hospitals are subject to a per occurrence deductible. Substantially all losses in periods prior to May 1999 are insured through a wholly-owned insurance subsidiary of HCA, Inc., or HCA, Triad’s owner prior to that time, and excess loss policies maintained by HCA. HCA has agreed to indemnify the Triad hospitals in respect of claims covered by such insurance policies arising prior to May 1999. After May 1999, the Triad hospitals obtained insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary with excess coverage obtained from other carriers that is subject to certain deductibles. Effective for claims incurred after December 31, 2006, Triad began insuring its claims from $1 million to $5 million through its wholly-owned captive insurance company, replacing the coverage provided by HCA. Substantially all claims reported on or after January 2007 are self-insured up to $10 million per claim. Excess insurance for all hospitals is purchased through commercial insurance companies and generally after the self-insured amount covers up to $200 million per occurrence. The excess insurance for the Triad hospitals is underwritten on a “claims-made basis.” The Company accrues an estimated liability for the uninsured exposure and self-insured retention based on historical loss patterns and actuarial projections.
Professional Liability Insurance Claims for All Other Community Health Systems Hospitals
The Company accrues for estimated losses resulting from professional liability claims. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections and is discounted to its net present value using a weighted-average risk-free discount rate of 4.6% and 4.1% in 2006 and 2005, respectively. To the extent that subsequent claims information varies from management’s estimates, the liability is adjusted currently. The Company’s insurance is underwritten on a “claims-made” basis. Prior to June 1, 2002, substantially all of the Company’s professional and general liability risks were subject to a $0.5 million per occurrence deductible; for claims reported from June 1, 2002 through June 1, 2003, these deductibles were $2.0 million per occurrence. Additional coverage above these deductibles was purchased through captive insurance companies in which the Company had a 7.5% minority ownership interest in each and to which the premiums paid by the Company represented less than 8% of the total premium revenues of each captive insurance company. With the formation of the Company’s own wholly-owned captive insurance company in June 2003, the Company terminated its minority interest relationships in those entities. Substantially all claims reported on or after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially, all claims reported on or after June 1, 2005 are self-

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION AND ACCOUNTING POLICIES (Continued)
insured up to $5 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals is purchased through commercial insurance companies and generally covers the Company for liabilities in excess of the self-insured amount and up to $100 million per occurrence for all claims reported on or after June 1, 2003.
2. ACCOUNTING FOR STOCK-BASED COMPENSATION
Stock-based compensation awards are granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (the “2000 Plan”). The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code as well as stock options which do not so qualify, stock appreciation rights, restricted stock, performance units and performance shares, phantom stock awards and share awards. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, the options granted under the 2000 Plan are “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date, except for options granted on July 25, 2007, which vests equally on the first two anniversaries of the award date. Options granted prior to 2005 have a 10 year contractual term and options granted in 2005, 2006 and 2007 have an 8 year contractual term. The exercise price of options granted to employees under the 2000 Plan were equal to the fair value of the Company’s common stock on the option grant date. As of September 30, 2007, 8,292,202 shares of unissued common stock remain reserved for future grants under the 2000 Plan. The Company also has options outstanding under its Employee Stock Option Plan (the “1996 Plan”). These options are fully vested and exercisable and no additional grants of options will be made under the 1996 Plan.
The following table reflects the impact of total compensation expense related to stock-based equity plans under the Statement of Financial Accounting Standards (“SFAS”) No. 123(R), on the reported operating results for the respective periods (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Effect on income from continuing operations before income taxes	$(11,219)	$(5,568)	$(25,514)	$(14,559)

Effect on net income	$(6,816)	$(3,534)	$(15,500)	$(9,318)

Effect on net income per share-diluted	$(0.07)	$(0.04)	$(0.16)	$(0.10)

SFAS No. 123(R) also requires the benefits of tax deductions in excess of the recognized tax benefit on compensation expense to be reported as a financing cash flow, rather than as an operating cash flow, as required under Accounting Principles Board Opinion No. 25 and related interpretations. This requirement reduced our net operating cash flows and increased our financing cash flows by $2.0 million for the three months ended September 30, 2006, and $2.3 million and $6.6 million for the nine months ended September 30, 2007 and 2006, respectively.
At September 30, 2007, $93.4 million of unrecognized stock-based compensation expense from all outstanding unvested stock options and restricted stock is expected to be recognized over a weighted-average period of 21.3 months.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2. ACCOUNTING FOR STOCK-BASED COMPENSATION (Continued)
The fair value of stock-based awards was estimated using the Black Scholes option pricing model with the assumptions and weighted-average fair values during the three and nine months ended September 30, 2007 and September 30, 2006, as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected volatility	24.0%	24.2%	24.4%	24.1%
Expected dividends	0	0	0	0
Expected term	4 years	4 years	4 years	4 years
Risk-free interest rate	4.53%	4.61%	4.52%	4.67%
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
Options outstanding and exercisable under the 1996 Plan and the 2000 Plan as of September 30, 2007, and changes during the three and nine months then ended were as follows (in thousands, except share and per share data):

			Weighted
			average	Aggregate
		Weighted	remaining	intrinsic
		average	contractual	value as of
		exercise	term	September 30,
	Shares	price	(in years)	2007
Outstanding at December 31, 2006	5,482,528	$26.48
Granted	852,500	37.21
Exercised	(121,861)	26.13
Forfeited and cancelled	(24,002)	35.77

Outstanding at March 31, 2007	6,189,165	27.93
Granted	54,000	37.20
Exercised	(123,321)	26.82
Forfeited and cancelled	(70,841)	36.16

Outstanding at June 30, 2007	6,049,003	27.94
Granted	2,516,000	38.09
Exercised	(32,170)	32.83
Forfeited and cancelled	(99,478)	35.85

Outstanding at September 30, 2007	8,433,355	$30.86	6.68 years	$34,716

Exercisable at September 30, 2007	4,025,174	$23.58	5.74 years	$34,683

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2. ACCOUNTING FOR STOCK-BASED COMPENSATION (Continued)
The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2007 and September 30, 2006 was $10.29 and $10.38, respectively. The aggregate intrinsic value in the table above represents the total pretax intrinsic value (the difference between the Company’s closing stock price on the last trading day of the reporting period ($31.44) and the exercise price, multiplied by the number of the in-the-money options) that would have been received by the option holders had all option holders exercised their options on September 30, 2007. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended September 30, 2007 and 2006 was $0.3 million and $4.8 million, respectively, and the aggregate intrinsic value of options exercised during the nine months ended September 30, 2007 and 2006 was $3.2 million and $16.8 million, respectively.
The Company has also awarded restricted stock under the 2000 Plan to various employees and directors. The restrictions on these shares generally lapse in one-third increments on each of the first three anniversaries of the award date, except for restricted stock granted on July 25, 2007, which restrictions lapse equally on the first two anniversaries of the award date. Certain of the restricted stock awards granted to the Company’s senior executives also contain a performance objective that must be met in addition to the vesting requirements. If the performance objective is not attained, the awards will be forfeited in their entirety. Once the performance objective has been attained, restrictions will lapse in one-third increments on each of the first three anniversaries of the award date. Notwithstanding the above mentioned performance objectives and vesting requirements, the restrictions will lapse earlier in the event of death, disability, termination of employment by the Company of the holder of the restricted stock for reason other than for cause or in the event of change in control of the Company. Restricted stock awards subject to performance standards are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.
Restricted stock outstanding under the 2000 Plan as of September 30, 2007, and changes during the three and nine months then ended are as follows:

		Weighted
		average
		fair
	Shares	value
Unvested at December 31, 2006	969,691	$36.05
Granted	681,000	37.19
Vested	(376,679)	35.42
Forfeited	—	—

Unvested at March 31, 2007	1,274,012	36.84
Granted	8,500	37.20
Vested	—	—
Forfeited	(16,002)	36.66

Unvested at June 30, 2007	1,266,510	36.84
Granted	689,000	40.27
Vested	(6,300)	37.05
Forfeited	(4,500)	37.01

Unvested at September 30, 2007	1,944,710	$38.06

As of September 30, 2007, there was $58.7 million of unrecognized stock-based compensation expense related to unvested restricted stock expected to be recognized over a weighted-average period of 20.2 months.
Under the Director’s Fee Deferral Plan, the Company’s non-employee directors may elect to receive share equivalent units in lieu of cash for their director’s fees. Share equivalent units are calculated by dividing the deferred directors’ fees by the closing market price of the Company’s stock on the last trading date of the reporting period. These units are held in the plan until the director electing to receive the share equivalent units retires or otherwise terminates his/her directorship with the Company. Share equivalent units are converted to shares of common stock of the Company at the time of distribution.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2. ACCOUNTING FOR STOCK-BASED COMPENSATION (Continued)
The following table represents the amount of directors’ fees which were deferred and the equivalent units into which they converted for each of the respective periods:

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Directors’ fees earned and deferred into plan	$31,875	$39,875	$97,125	$133,625

Equivalent units	1,013.836	1,067.603	2,757.772	3,642.052

At September 30, 2007, there was a total of 12,543.773 units deferred in the plan with an aggregate fair value of $394,376, based on the closing market price of the Company’s common stock on the last trading day of the reporting period of $31.44.
3. COST OF REVENUE
The majority of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at the Company’s Franklin, Tennessee and Plano, Texas offices, which were $37.5 million and $18.9 million for the three months ended September 30, 2007 and 2006, respectively, and $84.5 million and $63.2 million for the nine months ended September 30, 2007 and 2006, respectively. These corporate office costs include stock-based compensation expense recognized under SFAS No. 123(R).
4. USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management of the Company to make estimates and assumptions that affect the amounts reported in the consolidated financial statements. Actual results could differ from the estimates.
5. ACQUISITIONS AND DIVESTITURES
Triad Acquisition
On July 25, 2007, the Company completed its acquisition of Triad. Triad owned and operated 50 hospitals in 17 states as well as the Republic of Ireland in non-urban and middle market communities. On a combined basis, after taking into account the acquisition, the Company owns and operates 128 hospitals in 28 states as well as the Republic of Ireland. As a result of its acquisition of Triad, the Company also provides management and consulting services to independent hospitals, through its subsidiary, QHR, on a contract basis. The Company acquired Triad for approximately $6.830 billion, including the assumption of $1.686 billion of existing indebtedness. Prior to entering the merger agreement, Triad terminated an Agreement and Plan of Merger that it had entered into on February 4, 2007 (the “Prior Merger Agreement”) with Panthera Partners, LLC, Panthera Holdco Corp. and Panthera Acquisition Corporation (collectively, “Panthera”). Concurrent with the termination of the Prior Merger Agreement and pursuant to the terms thereof, Triad paid a termination fee of $20 million and out-of-pocket expenses of $18.8 million to Panthera. The Company reimbursed Triad for the termination fee and the advance for expense reimbursement paid to Panthera. These amounts are included in the allocated purchase price of Triad.
In connection with the consummation of the acquisition of Triad, the Company obtained $7.215 billion of senior secured financing under a new credit facility (the “New Credit Facility”) and its wholly-owned subsidiary CHS/Community Health Systems, Inc. (“CHS/Community Health”) issued $3.021 billion aggregate principal amount of 8.875% senior notes due 2015 (the “Notes”). The Company used the net proceeds of $3.000 billion from the Notes offering and the net proceeds of $6.065 billion of term loans under the New Credit Facility to acquire the outstanding shares of Triad, to refinance certain of Triad’s indebtedness and the Company’s indebtedness, to complete certain related transactions, to pay certain costs and expenses of the transactions and for general corporate uses. A $750 million revolving credit facility and a $400 million delayed draw term loan facility remain available to the Company under the New Credit Facility for future acquisitions, working capital and general corporate purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. ACQUISITIONS AND DIVESTITURES (Continued)
The total cost of the Triad acquisition has been allocated to the assets acquired and liabilities assumed based upon their respective fair values in accordance with SFAS No. 141, “Business Combinations.” The purchase price represented a premium over the fair value of the net tangible and identifiable intangible assets acquired for reasons such as:
•	strategically, Triad had operations in five states in which the Company previously had no operations;

•	the combined company has a smaller concentrations of credit risk through greater geographic diversification;

•	many support functions will be centralized; and

•	duplicate corporate functions will be eliminated.
The table below summarizes the preliminary allocations of the purchase price (including assumed liabilities) for the Triad acquisition (in thousands):

September 30,
2007
Current assets	$1,644,666
Property and equipment	3,705,442
Goodwill and other intangibles	2,859,915
Liabilities	1,380,490
The allocation process requires the analysis of acquired fixed assets, contracts, contractual commitments, and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. Because of the proximity of the transaction to the end of the current quarter, the values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but is not limited to: valuations and physical counts of property and equipment, analysis of physician income guarantee contracts, valuation of contractual commitments and involuntary termination of employees. The Company is also negotiating the termination of certain assumed contracts it deems unfavorable. Under GAAP, the Company has up to twelve months from the closing of the acquisition to complete its valuations and contract terminations. Material adjustments to goodwill may result upon the completion of these matters.
Additionally, in conjunction with integrating the former Triad hospitals into the Company, the Company is currently evaluating and comparing the accounting policies and estimation methodologies used by the former management of Triad for those hospitals. Accounts for which such analyses is being performed include, among others, reserves for bad debts and malpractice reserves. Differences between these policies and methodologies are likely to result in our selection of a conforming policy or methodology. Changes in reserve balances or asset values resulting the selection of a conforming policy or methodology could be material and will generally be adjusted through earnings in the period of the change.
The following unaudited pro forma results of operations of the Company for the nine months ended September 30, 2007 and 2006 assume that the Triad acquisition occurred at the beginning of each of the periods presented. The pro forma amounts include certain adjustments, including interest expense, depreciation and taxes. The pro forma net income for the nine months ended September 30, 2007 includes a charge for the early extinguishment of debt of $27.3 million before taxes and $17.5 million after-tax, or $0.19 per share (diluted). The pro forma results do not include transaction costs incurred by Triad prior to the date of the acquisition, and adjustments related to cost savings or other synergies that are anticipated as a result of this acquisition. These unaudited pro forma results are not necessarily indicative of the actual results of operations.

	Nine months ended
	September 30,
	2007	2006
Pro forma net operating revenues from continuing operations	$8,004,159	$7,173,200
Pro forma net income (loss)	(19,030)	53,684
Pro forma net income (loss) per share:
Basic	(0.20)	0.56
Diluted	(0.20)	0.55

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. ACQUISITIONS AND DIVESTITURES (Continued)
Other Acquisitions
Effective April 1, 2007, the Company completed its acquisition of Lincoln General Hospital (157 licensed beds), located in Ruston, Louisiana. The total consideration for this hospital was approximately $48.4 million, of which $44.8 million was paid in cash and $3.6 million was assumed in liabilities. On May 1, 2007, the Company completed its acquisition of Porter Health (301 licensed beds), located in Valparaiso, Indiana, with a satellite campus in Portage, Indiana and outpatient medical campuses located in Chesterton, Demotte, and Hebron, Indiana. As part of this acquisition, the Company has agreed to construct a 225-bed replacement facility for the Valparaiso hospital no later than April 2011. The total consideration for Porter Health was approximately $109.7 million, of which $88.9 million was paid in cash and $20.8 million was assumed in liabilities. The Company has estimated its purchase price allocation relating to these acquisitions resulting in approximately $6.1 million of goodwill being recorded. This allocation is preliminary pending, among other things, finalization of valuation of tangible and intangible assets.
During 2006, the Company acquired, through seven separate purchase transactions and three capital lease transactions, substantially all of the assets and working capital of eight hospitals and three home health agencies. On March 1, 2006, the Company acquired, through a combination of purchasing certain assets and entering into a capital lease for other related assets, Forrest City Hospital, a 118 bed hospital located in Forrest City, Arkansas. On April 1, 2006, the Company completed the acquisition of two hospitals from Baptist Health System, Birmingham, Alabama: Baptist Medical Center — DeKalb (134 beds) and Baptist Medical Center — Cherokee (60 beds). On May 1, 2006, the Company acquired Via Christi Oklahoma Regional Medical Center, a 140 bed hospital located in Ponca City, Oklahoma. On June 1, 2006, the Company acquired Mineral Area Regional Medical Center, a 135 bed hospital located in Farmington, Missouri. On September 30, 2006, the Company acquired Cottage Home Options, a home health agency and related business, located in Galesburg, Illinois. On July 1, 2006, the Company acquired the healthcare assets of Vista Health, which included Victory Memorial Hospital (336 beds) and St. Therese Medical Center (71 non-acute care beds), both located in Waukegan, Illinois. On September 1, 2006, the Company acquired Humble Texas Home Care, a home health agency located in Humble, Texas. On October 1, 2006, the Company acquired Helpsource Home Health, a home health agency located in Wichita Falls, Texas. On November 1, 2006, the Company acquired through two separate capital lease transactions, Campbell Memorial Hospital, a 99 bed hospital located in Weatherford, Texas and Union County Hospital, a 25 bed hospital located in Anna, Illinois. The aggregate consideration for these eight hospitals and three home health agencies totaled approximately $385.7 million, of which $353.8 million was paid in cash and $31.9 million was assumed in liabilities. Goodwill recognized in these transactions totaled $65.6 million, which is expected to be fully deductible for tax purposes.
Discontinued Operations
Effective March 18, 2006, the Company sold Highland Medical Center, a 123 bed facility located in Lubbock, Texas, to Shiloh Health Services, Inc., then located in Louisville, Kentucky. The proceeds from this sale were $0.5 million. This hospital had previously been classified as held for sale. Effective September 1, 2007, the Company sold its partnership interest in River West L.P. which owned and operated River West Medical Center (an 80 bed facility located in Plaquemine, Louisiana) to an affiliate of Shiloh Health Services, Inc. of Lubbock, Texas. The proceeds from this sale were $0.3 million. In addition, the Company has classified as held for sale the following hospitals acquired as part of the Triad acquisition: Northeast Arkansas Medical Center (104 licensed beds) located in Jonesboro, Arkansas, Barberton Citizens Hospital (312 licensed beds) located in Barberton, Ohio and Beacon Hospital (122 licensed beds) located in Dublin, Ireland. In connection with management’s decision to sell the previously mentioned facilities and partnership interest and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the results of operations of the above mentioned hospitals as discontinued operations in the accompanying condensed consolidated statements of income.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. ACQUISITIONS AND DIVESTITURES (Continued)
Net operating revenues and loss from discontinued operations for the five hospitals in discontinued operations (including the partnership interest), for the three and nine month periods ended September 30, 2007 and 2006 (as applicable) are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net operating revenues	$40,418	$5,624	$52,902	$18,794

Loss from operations before income taxes	(3,966)	(1,538)	(4,043)	(3,907)
Loss on sale of hospital and partnership interests	(3,735)	—	(3,735)	(3,938)

Loss from discontinued operations, before taxes	(7,701)	(1,538)	(7,778)	(7,845)
Income tax benefit	(1,891)	(538)	(1,918)	(2,745)

Loss from discontinued operations, net of tax	$(5,810)	$(1,000)	$(5,860)	$(5,100)

The computation of the loss from discontinued operations, before taxes, for the nine months ended September 30, 2006 also includes the net write-off of $4.4 million of tangible assets at the one hospital sold during the nine months ended September 30, 2006.
The computation of the loss from discontinued operations, before taxes, for the three and nine months ended September 30, 2007 also includes the net write-off of $4.0 million of tangible assets and $0.1 million of goodwill related to assets held by the partnership whose interests were sold during the three months ended September 30, 2007.
Interest expense was allocated to discontinued operations based on estimated sale proceeds available for debt repayment.
Assets and liabilities of the hospitals classified as discontinued operations included in the accompanying condensed consolidated balance sheets are as follows. There were no material assets or liabilities related to these hospitals at December 31, 2006.

September 30,
2007
(In Thousands)
Current assets	$50,524
Property and equipment	82,380
Other assets	3,483
Current liabilities	(24,312)
Long-term liabilities	(2,241)

Net assets	$109,834

6. INCOME TAXES
The Company adopted the provisions of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes”, on January 1, 2007. The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, is approximately $4.4 million as of September 30, 2007. It is the Company’s policy to recognize interest and penalties accrued related to unrecognized benefits in its statement of operations as income tax expense. During the nine months ended September 30, 2007, the Company recorded approximately $1.1 million in liabilities and $0.4 million in interest and penalties related to prior state income tax returns through its income tax provision from continuing operations and which are included in its FASB Interpretation No. 48 liability at September 30, 2007. A total of approximately $2.8 million of interest is included in the amount of FASB Interpretation No. 48 liability at September 30, 2007. During the three months ended September 30, 2007, the Company released $5.2 million plus accrued interest of $0.8 million of its FASB Interpretation No. 48 liability, as a result of the expiration of the statute of limitations pertaining to tax positions taken in prior years relative to legal settlements. In addition, as a result of the additional interest expense to be incurred resulting from the Triad acquisition, the Company determined that certain of its state net operating losses will expire before being utilized resulting in the recording of a valuation allowance of $3.4 million. During the twelve months ending September 30, 2008, it is reasonably possible that the Company’s FASB Interpretation No. 48 liability will

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
6. INCOME TAXES (Continued)
decrease $4.1 million due to a tentative income tax examination settlement of the federal tax returns of Triad for the short taxable years ended April 27, 2001, June 30, 2001 and December 31, 2001, and the taxable years ended December 31, 2002 and 2003.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company (excluding Triad) is no longer subject to U.S. federal or state income tax examinations for years prior to 2003. During 2006, the Company agreed to a settlement at the Internal Revenue Service (the “IRS”) Appeals Office with respect to the 2003 tax year. The Company has since received a closing letter with respect to the examination for that tax year. The settlement was not material to the Company’s results of operations or financial position.
The IRS has concluded an examination of the federal income tax returns of Triad for the short taxable years ended April 27, 2001, June 30, 2001 and December 31, 2001, and the taxable years ended December 31, 2002 and 2003. On May 10, 2006, the IRS issued an examination report with proposed adjustments. Triad filed a protest on June 9, 2006 and the matter was referred to the IRS Appeals Office. Representatives of Triad met with the IRS Appeals Office in April 2007 and reached a tentative settlement. In the opinion of management, the tentative settlement, if finalized, would not have a material impact on the Company’s results of operations or financial position.
Cash paid for income taxes, net of refunds received, was $55.4 million and $49.7 million during the three months ended September 30, 2007 and 2006, respectively, and $84.8 million and $86.2 million during the nine months ended September 30, 2007 and 2006, respectively.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the nine months ended September 30, 2007, are as follows (in thousands):

Balance as of December 31, 2006	$1,336,525
Goodwill acquired as part of acquisitions during 2007	2,709,440
Consideration adjustments and finalization of purchase price allocations for acquisitions completed prior to 2007	2,708
Goodwill written-off as part of disposal transactions	(1,860)

Balance as of September 30, 2007	$4,046,813

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
The gross carrying amount of the Company’s other intangible assets was $76.2 million at September 30, 2007 and $13.7 million at December 31, 2006, and the net carrying amount was $65.1 million at September 30, 2007 and $7.4 million at December 31, 2006. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets.
The weighted-average amortization period for the intangible assets subject to amortization is approximately nine years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets during the three months ended September 30, 2007 and 2006 was $2.4 million and $0.4 million, respectively. Amortization expense on these intangible assets during the nine months ended September 30, 2007 and 2006 was $3.4 million and $1.3 million, respectively. Amortization expense on intangible assets is estimated to be $4.1 million for the remainder of 2007, $14.7 million in 2008, $13.8 million in 2009, $13.1 million in 2010, $11.7 million in 2011, and $7.4 million in 2012.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
8. EARNINGS PER SHARE
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted income from continuing operations per share (in thousands, except share data):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Numerator:
Numerator for basic earnings per share -
Income from continuing operations available to common stockholders — basic	$16,270	$9,241	$124,407	$119,748

Numerator for diluted earnings per share -
Income from continuing operations	$16,270	$9,241	$124,407	$119,748
Interest, net of tax, on 4.25% convertible notes	—	—	—	135

Income from continuing operations available to common stockholders — diluted	$16,270	$9,241	$124,407	$119,883

Denominator:
Weighted-average number of shares outstanding — basic	93,651,645	94,119,020	93,467,608	95,470,501
Effect of dilutive securities:
Non-employee director options	—	11,884	3,942	11,884
Restricted stock awards	286,473	177,493	169,850	110,397
Employee options	903,631	950,374	922,005	981,367
4.25% convertible notes	—	—	—	194,024

Weighted-average number of shares outstanding — diluted	94,841,749	95,258,771	94,563,405	96,768,173

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee options	3,601,075	1,106,400	2,186,571	1,065,733
9. STOCKHOLDERS’ EQUITY
On January 17, 2006, the Company completed the redemption of all its remaining outstanding 4.25% Convertible Subordinated Notes due 2008 (the “4.25% Notes”). Prior to the call for redemption made on December 16, 2005, there was $136.6 million in aggregate principal amount of the 4.25% Notes outstanding. At the conclusion of the call for redemption, $0.1 million in principal amount of the 4.25% Notes were redeemed for cash and $136.5 million of the 4.25% Notes were converted by the holders into 4,074,510 shares of the Company’s common stock.
On January 14, 2006, the Company commenced an open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $200 million in repurchases. Under this program, the Company repurchased the entire 5,000,000 shares at a weighted-average price of $35.23. This program concluded on November 8, 2006 when the maximum number of shares had been repurchased. On December 13, 2006, the Company commenced another open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $200 million in repurchases. This program will conclude at the earlier of three years or when the maximum number of shares have been repurchased. As of September 30, 2007, the Company has not repurchased any shares under this program.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. COMPREHENSIVE INCOME (LOSS)
The following table presents the components of comprehensive income (loss), net of related taxes. The net change in fair value of interest rate swap agreements is a function of the spread between the fixed interest rate of each swap and the underlying variable interest rate under the Company’s credit facility, the change in fair value of available for sale securities is the unrealized gains (losses) on the related investments and the amortization of unrecognized pension cost components is the amortization of prior service costs and credits and actuarial gains and losses (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006

Net income	$10,460	$8,241	$118,547	$114,648
Net change in fair value of interest rate swaps	(38,036)	(9,470)	(28,236)	(1,966)
Net change in fair value of available for sale securities	(37)	208	(13)	236
Amortization of unrecognized pension cost components	1,250	—	1,250	—

Comprehensive income (loss)	$(26,363)	$(1,021)	$91,548	$112,918

The net change in fair value of the interest rate swap agreements, the net change in fair value of available for sale securities and amortization of unrecognized pension cost components are included in stockholders’ equity on the accompanying condensed consolidated balance sheets.
11. EQUITY INVESTMENTS
The Company owns equity interests of 27.5% and 26.1%, respectively, in two hospitals in Las Vegas, Nevada in which Universal Health Systems, Inc. owns the majority interest, an equity interest of 38.0% in a hospital in Macon, Georgia in which HCA owns the majority interest and an equity interest of 50.0% in a hospital in Eldorado, Arkansas in which the SHARE Foundation, a not-for-profit foundation, owns the remaining 50.0%. These equity investments were acquired as part of the acquisition of Triad. The Company uses the equity method of accounting for its investments in these entities. The balance of the Company’s investment in unconsolidated affiliates is $269.0 million at September 30, 2007, and is included in other long term assets in the accompanying condensed consolidated balance sheet. Included in the Company’s results of operations for the three and nine month periods ended September 30, 2007, is $14.3 million representing the Company’s equity in pre-tax earnings from investments in unconsolidated affiliates for the period July 25, 2007 through September 30, 2007.
Summarized combined financial information for the three and nine months ended September 30, 2007 and 2006, for the unconsolidated entities in which the Company owns an equity interest in is as follows (in thousands):

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues	$319,795	$291,249	$958,339	$858,762
Net income	$40,169	$35,523	$124,563	$102,410
12. LONG-TERM DEBT
Terminated Credit Facility and Notes
On August 19, 2004, the Company entered into a $1.625 billion senior secured credit facility with a consortium of lenders which was subsequently amended on December 16, 2004, July 8, 2005 and December 13, 2006 (the “Terminated Credit Facility”). The purpose of the Terminated Credit Facility was to refinance and replace the Company’s previous credit agreement, repay specified other indebtedness, and fund general corporate purposes, including amending the credit facility to permit declaration and payment of cash dividends, to repurchase shares or make other distributions, subject to certain restrictions. The Terminated Credit Facility consisted of a $1.2 billion term loan that was due to mature in 2011 and a $425 million revolving credit facility that was due to mature in 2009. The First Incremental Facility Amendment, dated as of December 13, 2006, increased the Company’s term loans by $400 million (the “Incremental Term Loan Facility”) and also gave the Company the ability to add up to $400 million of additional term loans. The full amount of the Incremental Term Loan Facility was funded on December 13, 2006, and the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12. LONG-TERM DEBT (Continued)
proceeds were used to repay the full outstanding amount (approximately $326 million) of the revolving credit facility under the credit agreement and the balance was available to be used for general corporate purposes. The Company was able to elect from time to time an interest rate per annum for the borrowings under the term loan, including the incremental term loan, and revolving credit facility equal to (a) an alternate base rate, which would have been equal to the greatest of (i) the Prime Rate (as defined) in effect and (ii) the Federal Funds Effective Rate (as defined), plus 50 basis points, plus (1) 75 basis points for the term loan and (2) the Applicable Margin (as defined) for revolving credit loans or (b) the Eurodollar Rate (as defined) plus (1) 175 basis points for the term loan and (2) the Applicable Margin for Eurodollar revolving credit loans. The Company also paid a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee was based on a pricing grid depending on the Applicable Margin for Eurodollar revolving credit loans and ranged from 0.250% to 0.500%. The commitment fee was payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, the Company paid fees for each letter of credit issued under the credit facility.
On December 16, 2004, the Company issued $300 million 6 1/2% senior subordinated notes due 2012. On April 8, 2005, the Company exchanged these notes for notes having substantially the same terms as the outstanding notes, except the exchange notes were registered under the Securities Act of 1933, as amended (the “1933 Act”).
New Credit Facility and Notes
On July 25, 2007, the New Credit Facility was entered into with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The New Credit Facility consists of a $6.065 billion funded term loan facility with a maturity of seven years, a $400 million delayed draw term loan facility with a maturity of seven years and a $750 million revolving credit facility with a maturity of six years. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. As previously disclosed, in connection with the consummation of the acquisition of Triad, the Company used a portion of the net proceeds from its New Credit Facility and the Notes offering to repay its outstanding debt under the Terminated Credit Facility. The Company recorded a pre-tax write-off of approximately $13.9 million in deferred loan costs relative to the early extinguishment of the debt under the Terminated Credit Facility and incurred tender and solicitation fees of approximately $13.4 million on the early repayment of the Company’s $300 million aggregate principal amount of 6 1/2% Senior Subordinated Notes due 2012 through a cash tender offer and consent solicitation.
The New Credit Facility requires the Company to make quarterly amortization payments of each term loan facility equal to 0.25% of the outstanding amount of the term loans, if any, with the outstanding principal balance payable on July 25, 2014.
The term loan facility must be prepaid in an amount equal to (1) 100% of the net cash proceeds of certain asset sales and dispositions by the Company and its subsidiaries, subject to certain exceptions and reinvestment rights, (2) 100% of the net cash proceeds of issuances of certain debt obligations or receivables based financing by the Company and its subsidiaries, subject to certain exceptions, and (3) 50%, subject to reduction to a lower percentage based on the Company’s leverage ratio (as defined in the New Credit Facility, generally as the ratio of total debt on the date of determination to the Company’s EBITDA, as defined, for the four quarters most recently ended prior to such date) of excess cash flow (as defined) for any year, commencing in 2008, subject to certain exceptions.
Voluntary prepayments and commitment reductions are permitted in whole or in part, without any premium or penalty, subject to minimum prepayment or reduction requirements.
The obligor under the New Credit Facility is CHS/Community Health. All of the obligations under the New Credit Facility are unconditionally guaranteed by the Company and certain existing and subsequently acquired or organized domestic subsidiaries. All obligations under the New Credit Facility and the related guarantees are secured by a perfected first priority lien or security interest in substantially all of the assets of the Company, CHS/Community Health and each subsidiary guarantor, including equity interests held by the Company, CHS/Community Health or any subsidiary guarantor, but excluding, among others, the equity interests of non-significant subsidiaries, syndication subsidiaries, securitization subsidiaries and joint venture subsidiaries.
The loans under the New Credit Facility will bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at the Company’s option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus one-half of 1.0%, or (b) a reserve adjusted London interbank offered rate for dollars (Eurodollar Rate) (as defined). The applicable percentage for term loans is 1.25% for Alternate Base Rate loans and 2.25% for Eurodollar rate loans. The applicable percentage for revolving loans is initially 1.25% for Alternate Base Rate revolving loans and 2.25% for Eurodollar revolving

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12. LONG-TERM DEBT (Continued)
loans, in each case subject to reduction based on the Company’s leverage ratio. Loans under the swingline subfacility bear interest at the rate applicable to alternative base rate loans under the revolving credit facility.
The Company has agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to Eurodollar rate loans under the revolving credit facility times the maximum aggregate amount available to be drawn under all letters of credit issued under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit will also receive a customary fronting fee and other customary processing charges. The Company is also obligated to pay commitment fees of 0.50% per annum (subject to reduction based upon the Company’s leverage ratio) on the unused portion of the revolving credit facility. For purposes of this calculation, swingline loans are not treated as usage of the revolving credit facility. The Company is also obligated to pay commitment fees of 0.50% per annum for the first six months after the closing of the New Credit Facility, 0.75% per annum for the next three months and 1.0% per annum thereafter, in each case on the unused amount of the delayed draw term loan facility. The Company paid arrangement fees on the closing of the New Credit Facility and will pay an annual administrative agent fee.
The New Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting, subject to certain exceptions, the Company’s and its subsidiaries’ ability to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of the Company’s businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change the Company’s fiscal year. The Company is also required to comply with specified financial covenants (consisting of a leverage ratio and an interest coverage ratio) and various affirmative covenants.
Events of default under the New Credit Facility include, but are not limited to, (1) the Company’s failure to pay principal, interest, fees or other amounts under the credit agreement when due (taking into account any applicable grace period), (2) any representation or warranty proving to have been materially incorrect when made, (3) covenant defaults subject, with respect to certain covenants, to a grace period, (4) bankruptcy events, (5) a cross default to certain other debt, (6) certain undischarged judgments (not paid within an applicable grace period), (7) a change of control, (8) certain ERISA-related defaults, and (9) the invalidity or impairment of specified security interests, guarantees or subordination provisions in favor of the administrative agent or lenders under the New Credit Facility.
The Notes were issued by CHS/Community Health in connection with the Triad acquisition in the principal amount of $3.021 billion. These Notes will mature on July 15, 2015. The Notes bear interest at the rate of 8.875% per annum, payable semiannually in arrears on January 15 and July 15, commencing January 15, 2008. Interest on the Notes accrue from the date of original issuance. Interest will be calculated on the basis of 360-day year comprised of twelve 30-day months.
Except as set forth below, CHS/Community Health is not entitled to redeem the Notes prior to July 15, 2011.
On and after July 15, 2011, CHS/Community Health is entitled, at its option, to redeem all or a portion of the Notes upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on July 15 of the years set forth below:

Period	Redemption Price
2011	104.438%
2012	102.219%
2013 and thereafter	100.000%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12. LONG-TERM DEBT (Continued)
In addition, any time prior to July 15, 2010, CHS/Community Health is entitled, at its option, on one or more occasions to redeem the Notes (which include additional Notes (the “Additional Notes”), if any, which may be issued from time to time under the indenture under which the Notes were issued) in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the Notes (which includes Additional Notes, if any) originally issued at a redemption price (expressed as a percentage of principal amount) of 108.875%, plus accrued and unpaid interest to the redemption date, with the Net Cash Proceeds (as defined) from one or more Public Equity Offerings (as defined) (provided that if the Public Equity Offering is an offering by the Company, a portion of the Net Cash Proceeds thereof equal to the amount required to redeem any such Notes is contributed to the equity capital of CHS/Community Health); provided, however, that:
(1)	at least 65% of such aggregate principal amount of Notes originally issued remains outstanding immediately after the occurrence of each such redemption (other than the Notes held, directly or indirectly, by the Company or its subsidiaries); and

(2)	each such redemption occurs within 90 days after the date of the related Public Equity Offering.
CHS/Community Health is entitled, at its option, to redeem the Notes, in whole or in part, at any time prior to July 15, 2011, upon not less than 30 or more than 60 days notice, at a redemption price equal to 100% of the principal amount of Notes redeemed plus the Application Premium (as defined), and accrued and unpaid interest, if any, as of the applicable redemption date.
Pursuant to a registration rights agreement entered into at the time of the issuance of the Notes, CHS/Community Health commenced an offer (the “Exchange Offer”) on October 9, 2007 to exchange the Notes for new notes (the “Exchange Notes”) having terms substantially identical in all material respects to the Notes (except that the Exchange Notes will be issued under a registration statement pursuant to the 1933 Act.) This registration statement was declared effective by the SEC on October 9, 2007. The Exchange Offer is scheduled to expire on November 13, 2007 unless extended. If the Exchange Offer is not consummated on or before November 18, 2007 or under certain other circumstances (each, a “Registration Default”), additional interest will be paid on the Notes at a rate of 0.25% per annum for the first 90-day period following the Registration Default, and such rate will increase by an additional 0.25% per annum with respect to each subsequent 90-day period until all Registration Defaults have been cured, up to a maximum additional interest rate of 1.0% per annum.
As of September 30, 2007, the Company’s availability for additional borrowings under its New Credit Facility was $1.150 billion (consisting of a $750 million revolving credit facility and a $400 million delayed draw term loan facility), of which $44.6 million was set aside for outstanding letters of credit. The Company also has the ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) under the New Credit Facility which has not yet been accessed. The Company also has the ability to amend the New Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $600 million, which the Company has not yet accessed. As of September 30, 2007, the Company’s weighted-average interest rate under the New Credit Facility was 8.35%.
Cash paid for interest, net of interest income, was $54.7 million and $21.7 million during the three months ended September 30, 2007 and 2006, respectively, and $115.0 million and $69.0 million during the nine months ended September 30, 2007 and 2006, respectively.
13. RECENT ACCOUNTING PRONOUNCEMENTS
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements", which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by the Company beginning in the first quarter of 2008. Although the Company will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company’s results of operations or financial position.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
14. CONTINGENCIES
The Company is a party to various legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations. In addition, in connection with the closing of the Triad acquisition on July 25, 2007, the Company has assumed both recorded and unrecorded contingencies of Triad. The Company’s management is not aware of any unrecorded contingencies assumed in connection with the Triad acquisition, whose ultimate outcome will have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.
15. SUBSEQUENT EVENTS
The Company filed a registration statement with the SEC to make an offer to exchange the Notes for the new notes having terms substantially identical in all material respects to the Notes. The registration statement was declared effective by the SEC on October 9, 2007. The Exchange Offer was commenced on October 9, 2007 and is scheduled to expire on November 13, 2007, unless extended.
The Company has entered into a definitive agreement to acquire Empire Health Services in Spokane, Washington. The health system includes two full-service acute care hospitals, Deaconess Medical Center (388 licensed beds) and Valley Hospital and Medical Center (123 licensed beds), and other outpatient and ancillary services. The transaction, subject to federal and state approvals, is expected to close in the first quarter of 2008.
Effective October 31, 2007, the Company sold its 60% membership interest in Northeast Arkansas Medical Center (“NEA”) a 104 bed facility located in Jonesboro, Arkansas to Baptist Memorial Health Care (“Baptist”), headquartered in Memphis, Tennessee for $16.8 million. In connection with this transaction, the Company also sold real estate and other assets previously leased to NEA by a subsidiary of the Company to a subsidiary of Baptist for $26.3 million.
16. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In connection with the consummation of the Triad acquisition, the Company obtained $7.215 billion of senior secured financing under the New Credit Facility and CHS/Community Health issued the Notes in the aggregate principal amount of $3.021 billion. The Notes are senior unsecured obligations of CHS/Community Health and are guaranteed on a senior basis by the Company and by certain of the Company’s domestic subsidiaries. The Notes are fully and unconditionally guaranteed by the Company and certain of its current and future, direct and indirect, 100% owned domestic subsidiaries. Such guarantees are joint and several. The following condensed consolidating financial statements present the Company (as guarantor), CHS/Community Health (as the issuer), the subsidiary guarantors, the subsidiary non-guarantors and eliminations. This condensed consolidating financial information has been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Affiliates whose Securities Collateralize an issue Registered or Being Registered”.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
Condensed Consolidated Balance Sheets
December 31, 2006

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$28,975	$11,591	$—	$40,566
Patient accounts receivable, net of allowance for doubtful accounts	—	—	631,859	142,125	—	773,984
Supplies	—	—	93,260	20,060	—	113,320
Deferred income taxes	13,249	—	—	—	—	13,249
Prepaid expenses and taxes	—	—	32,365	20	—	32,385
Other current assets	—	—	27,678	20,202	—	47,880

Total current assets	13,249	—	814,137	193,998	—	1,021,384

Property and equipment, net	—	—	1,654,413	332,164	—	1,986,577

Goodwill	—	—	1,159,611	176,914	—	1,336,525

Other assets, net of accumulated amortization	—	20,804	126,669	14,620	—	162,093

Investment in subsidiaries	1,081,747	1,068,432	367,456	—	(2,517,635)	—

Total assets	$1,094,996	$1,089,236	$4,122,286	$717,696	$(2,517,635)	$4,506,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$16,000	$20,317	$(921)	$—	$35,396
Accounts payable	—	—	208,594	39,153	—	247,747
Current income taxes payable	—	—	7,626	—	—	7,626
Accrued liabilities
Employee compensation	—	—	132,405	29,783	—	162,188
Accrued Interest	867	5,866	316	73	—	7,122
Other	—	—	90,788	24,416	—	115,204

Total current liabilities	867	21,866	460,046	92,504	—	575,283

Long-term debt	300,000	1,556,000	48,918	863	—	1,905,781

Deferred income taxes	141,472	—	—	—	—	141,472

Other long-term liabilities	—	—	124,925	11,886	—	136,811

Minority interests in equity of consolidated subsidiaries	—	—	502	23,057	—	23,559

Intercompany payable	(1,071,016)	(1,570,373)	2,424,206	664,836	(447,653)	—

Stockholders’ equity
Preferred Stock	950	—	1	2	(3)	950
Common Stock
Additional paid-in Capital	1,195,947	—	—	—	—	1,195,947
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive income	5,798	5,798	(7,516)	—	1,718	5,798
Retained earnings	527,656	1,075,945	1,071,204	(75,452)	(2,071,697)	527,656

Total stockholders’ equity	1,723,673	1,081,743	1,063,689	(75,450)	(2,069,982)	1,723,673

Total liabilities and stockholders’ equity	$1,094,996	$1,089,236	$4,122,286	$717,696	$(2,517,635)	$4,506,579

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
Condensed Consolidated Balance Sheets
September 30, 2007

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
ASSETS
Current Assets
Cash and cash equivalents	$—	$—	$75,171	$43,684	$—	$118,855
Patient accounts receivable, net of allowance for doubtful accounts	—	—	1,164,680	664,925	—	1,829,605
Supplies	—	—	169,858	104,597	—	274,455
Prepaid taxes	—	—	104,832	—	—	104,832
Deferred income taxes	53,157	—	—	—	—	53,157
Prepaid expenses	—	—	56,065	39,477	—	95,542
Other current assets	—	—	126,406	106,932	—	233,338

Total current assets	53,157	—	1,697,012	959,615	—	2,709,784

Property and equipment, net	—	—	3,757,682	2,119,738	—	5,877,420

Goodwill	—	—	3,456,057	590,756	—	4,046,813

Net investment in subsidiaries	1,248,497	1,290,709	1,480,483	—	(4,019,689)	—

Other Assets, net of accumulated amortization	—	199,837	174,979	429,864	—	804,680

Total assets	$1,301,654	$1,490,546	$10,566,213	$4,099,973	$(4,019,689)	$13,438,697

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$—	$60,650	$10,586	$8,110	$—	$79,346
Accounts payable	—	—	247,947	257,753	—	505,700
Current income taxes payable	—	—	—	—	—	—
Accrued liabilities
Employee compensation	—	—	231,924	217,110	—	449,034
Accrued interest payable (receivable)	—	89,390	10,210	(6,446)	—	93,154
Other	—	—	139,869	122,405	—	262,274

Total current liabilities	—	150,040	640,536	598,932	—	1,389,508

Long-term debt payable (receivable)	4	9,026,440	210,620	(153,681)	—	9,083,383

Deferred income taxes	329,409	—	—	—	—	329,409

Other long-term liabilities	—	23,314	184,180	209,036	—	416,530

Minority interests in equity of consolidated subsidiaries	—	—	13,567	359,387	—	372,954

Intercompany payable (receivable)	(874,672)	(8,957,741)	8,232,378	1,412,906	187,129	—

Stockholders’ equity
Preferred stock	—	—	—	—	—	—
Common stock	966	—	1	2	(3)	966
Additional paid-in capital	1,227,623	—	—	—	—	1,227,623
Treasury stock, at cost,975,549 shares	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive income (loss)	(21,201)	(21,201)	(6,280)	—	27,481	(21,201)
Retained earnings	646,203	1,269,694	1,291,211	1,673,391	(4,234,296)	646,203

Total stockholders’ equity	1,846,913	1,248,493	1,284,932	1,673,393	(4,206,818)	1,846,913

Total liabilities and stockholders’ equity	$1,301,654	$1,490,546	$10,566,213	$4,099,973	$(4,019,689)	$13,438,697

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
Condensed Consolidated Statements of Income
Three Months Ended September 30, 2007

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net Revenue	$—	$—	$1,560,543	$791,544	$—	$2,352,087
Expenses and Costs:
Salaries and benefits	—	—	584,291	367,209	—	951,500
Provision for bad debts	—	—	182,827	96,777	—	279,604
Supplies	—	—	203,722	114,784	—	318,506
Other operating expenses	—	—	309,842	139,981	—	449,823
Rent	—	—	27,239	21,821	—	49,060
Minority Interests in Earnings	—	—	614	3,897	—	4,511
Depreciation & Amortization	—	—	70,606	35,829	—	106,435
Equity in earnings of unconsolidated affiliates	(20,040)	(47,331)	(5,047)	—	72,418	—

Total operating costs and expenses	(20,040)	(47,331)	1,374,094	780,298	72,418	2,159,439

Income from operations	20,040	47,331	186,449	11,246	(72,418)	192,648

Interest expense, net	—	—	141,146	(1,639)	—	139,507
Loss from early extinguishment of debt	—	27,291	—	—	—	27,291

Income from continuing operations before income taxes	20,040	20,040	45,303	12,885	(72,418)	25,850
Provision for income taxes	9,580	—	—	—	—	9,580

Income from continuing operations	10,460	20,040	45,303	12,885	(72,418)	16,270
Discontinued operations, net of taxes:
Loss from operations of hospitals held for sale and sale of partnership interest	—	—	—	(3,382)	—	(3,382)
Loss on sale of hospital and partnership interest	—	—	—	(2,428)	—	(2,428)

Loss on discontinued operations	—	—	—	(5,810)	—	(5,810)

Net Income	$10,460	$20,040	$45,303	$7,075	$(72,418)	$10,460

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
Condensed Consolidated Statement of Income
Three Months Ended September 30, 2006

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net Revenue	$—	$—	$908,851	$209,008	$—	$1,117,859
Expenses and Costs:
Salaries and benefits	—	—	347,410	100,245	—	447,655
Provision for bad debts	—	—	167,445	23,638	—	191,083
Supplies	—	—	104,012	25,415	—	129,427
Other operating expenses	—	—	184,501	48,803	—	233,304
Rent	—	—	16,878	7,030	—	23,908
Minority Interests in Earnings	—	—	13	588	—	601
Depreciation & Amortization	—	—	42,057	7,478	—	49,535
Equity in earnings of unconsolidated affiliates	(13,852)	(13,852)	11,042	—	16,662	—

Total operating costs and expenses	(13,852)	(13,852)	873,358	213,197	16,662	1,075,513

Income from operations	13,852	13,852	35,493	(4,189)	(16,662)	42,346

Interest expense, net	—	—	22,345	5,149	—	27,494

Income from continuing operations before income taxes	13,852	13,852	13,148	(9,338)	(16,662)	14,852
Provision for income taxes	5,611	—	—	—	—	5,611

Income from continuing operations	8,241	13,852	13,148	(9,338)	(16,662)	9,241
Discontinued operations, net of taxes:
Loss on sale of hospital	—	—	—	—	—	—
Loss from operations of hospital held for sale	—	—	—	(1,000)	—	(1,000)
Impairment of assets held for sale	—	—	—	—	—	—

Loss on discontinued operations	—	—	—	(1,000)	—	(1,000)

Net Income	$8,241	$13,852	$13,148	$(10,338)	$(16,662)	$8,241

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
Condensed Consolidated Statements of Income
Nine Months Ended September 30, 2007

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net Revenue	$—	$—	$3,496,026	$1,296,682	$—	$4,792,708
Expenses and Costs:
Salaries and benefits	—	—	1,321,594	606,642	—	1,928,236
Provision for bad debts	—	—	413,933	147,837	—	561,770
Supplies	—	—	427,634	176,252	—	603,886
Other operating expenses	—	—	698,683	252,024	—	950,707
Rent	—	—	64,357	37,980	—	102,337
Minority Interests in Earnings	—	—	614	4,715	—	5,329
Depreciation & Amortization	—	—	156,418	53,988	—	210,406
Equity in earnings of unconsolidated affiliates	(195,820)	(223,111)	(1,088)	—	420,019	—

Total operating costs and expenses	(195,820)	(223,111)	3,082,145	1,279,438	420,019	4,362,671

Income from operations	195,820	223,111	413,881	17,244	(420,019)	430,037

Interest expense, net	—	—	191,803	9,263	—	201,066
Loss from early extinguishment of debt	—	27,291	—	—	—	27,291

Income from continuing operations before income taxes	195,820	195,820	222,078	7,981	(420,019)	201,680
Provision for income taxes	77,273	—	—	—	—	77,273

Income from continuing operations	118,547	195,820	222,078	7,981	(420,019)	124,407
Discontinued operations, net of taxes:
Loss from operations of hospitals held for sale and sale of partnership interest	—	—	—	(3,432)	—	(3,432)
Loss on sale of hospital and partnership interest	—	—	—	(2,428)	—	(2,428)

Loss on discontinued operations	—	—	—	(5,860)	—	(5,860)

Net Income	$118,547	$195,820	$222,078	$2,121	$(420,019)	$118,547

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
Condensed Consolidated Statements of Income
Nine Months Ended September 30, 2006

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net Revenue	$—	$—	$2,565,527	$626,778	$—	$3,192,305
Expenses and Costs:
Salaries and benefits	—	—	985,692	284,694	—	1,270,386
Provision for bad debts	—	—	336,425	75,485	—	411,910
Supplies	—	—	302,035	74,253	—	376,288
Other operating expenses	—	—	509,288	146,454	—	655,742
Rent	—	—	49,260	20,282	—	69,542
Minority Interests in Earnings	—	—	27	1,642	—	1,669
Depreciation & Amortization	—	—	116,037	22,579	—	138,616
Equity in earnings of unconsolidated affiliates	(189,901)	(189,901)	19,881	—	359,921	—

Total operating costs and expenses	(189,901)	(189,901)	2,318,645	625,389	359,921	2,924,153

Income from operations	189,901	189,901	246,882	1,389	(359,921)	268,152

Interest expense, net	—	—	58,442	14,709	—	73,151

Income from continuing operations before income taxes	189,901	189,901	188,440	(13,320)	(359,921)	195,001
Provision for income taxes	75,253	—	—	—	—	75,253

Income from continuing operations	114,648	189,901	188,440	(13,320)	(359,921)	119,748
Discontinued operations, net of taxes:
Loss on sale of hospital	—	—	—	(2,559)	—	(2,559)
Loss from operations of hospital held for sale	—	—	—	(2,541)	—	(2,541)

Loss on discontinued operations	—	—	—	(5,100)	—	(5,100)

Net Income	$114,648	$189,901	$188,440	$(18,420)	$(359,921)	$114,648

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2007

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities:
Net income	$118,547	$195,820	$222,078	$2,121	$(420,019)	$118,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	156,418	53,988	—	210,406
Stock-based compensation expense	25,514	—	—	—	—	25,514
Excess tax benefits relating to stock-based compensation	(2,275)	—	—	—	—	(2,275)
Loss on early extinguishment of debt	—	27,291	—	—	—	27,291
Minority interest in earnings	—	—	614	4,715	—	5,329
Loss on sale of hospital and partnership interest	—	—	—	3,735	—	3,735
Other non-cash expenses, net	—	—	1,323	497	—	1,820
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	—	—	(23,436)	(30,149)	—	(53,585)
Supplies, prepaid expenses and other current assets	—	—	(56,112)	64,631	—	8,519
Accounts payable, accrued liabilities and income taxes	145,487	78,012	(199,279)	21,530	—	45,750
Advances to subsidiaries, net of return on investment	29,575	(782,182)	(257,160)	589,748	420,019	—
Other	(26,982)	26,218	637,428	(623,065)	—	13,599

Net cash provided by (used in) operating activities	289,866	(454,841)	481,874	87,751	—	404,650

Cash flows from investing activities
Acquisitions of facilities and other related equipment	—	(6,829,532)	(105,610)	(46,957)	—	(6,982,099)
Purchases of property and equipment	—	—	(253,233)	(25,310)	—	(278,543)
Proceeds from sale of equipment	—	—	502	99	—	601
Disposition of hospital and other ancillary operations	—	—	—	12,962	—	12,962
Increase in other assets	—	—	(53,507)	(12,518)	—	(66,025)

Net cash provided by (used in) investing activities	—	(6,829,532)	(411,848)	(71,724)	—	(7,313,104)

Cash flows from financing activities:
Proceeds from exercise of stock options	7,804	—	—	—	—	7,804
Stock buy-back	—	—	—	—	—	—
Deferred financing costs	—	(190,110)	—	—	—	(190,110)
Excess tax benefits relating to stock-based compensation	2,275	—	—	—	—	2,275
Redemption of convertible notes	—	—	—	—	—	—
Proceeds from minority investors in joint ventures	51	—	—	1,137	—	1,188
Redemption of minority investments in joint ventures	—	—	—	(1,339)	—	(1,339)
Distribution to minority investors in joint ventures	—	—	—	(2,774)	—	(2,774)
Borrowings under credit agreement	—	9,193,483	—	39,848	—	9,233,331
Repayments of long-term indebtedness	(299,996)	(1,719,000)	(23,568)	(21,068)	—	(2,063,632)

Net cash provided by (used in) financing activities	(289,866)	7,284,373	(23,568)	15,804	—	6,986,743

Net change in cash and cash equivalents	—	—	46,458	31,831	—	78,289
Cash and cash equivalents at beginning of period	—	—	28,713	11,853	—	40,566

Cash and cash equivalents at end of period	$—	$—	$75,171	$43,684	$—	$118,855

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION (Continued)
Condensed Consolidated Statements of Cash Flows
Nine Months Ended September 30, 2006

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Cash flows from operating activities
Net income	$114,648	$189,901	$188,440	$(18,420)	$(359,921)	$114,648
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	116,037	23,603	—	139,640
Stock-based compensation expense	14,559	—	(21,427)	21,427	—	14,559
Excess tax benefits relating to stock-based compensation	(6,589)	—	—	—	—	(6,589)
Minority interest in earnings	—	—	27	1,642	—	1,669
Loss on sale of hospital	—	—	—	3,937	—	3,937
Other non-cash expenses, net	4	—	414	(381)	—	37
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	—	—	(38,782)	(14,906)	—	(53,688)
Supplies, prepaid expenses and other current assets	—	—	(11,653)	7,059	—	(4,594)
Accounts payable, accrued liabilities and income taxes	9,580	2,273	74,757	(30,625)	—	55,985
Advances to subsidiaries, net of return on investment	(10,093)	(455,410)	51,792	53,790	359,921	—
Other	(3,438)	236	24,094	(18,445)	—	2,447

Net cash provided by (used in) operating activities	118,671	(263,000)	383,699	28,681	—	268,051

Cash flows from investing activities	—	—	—	—	—
Acquisitions of facilities and other related equipment	—	—	(303,730)	(13,657)	—	(317,387)
Purchases of property and equipment	—	—	(141,328)	(17,270)	—	(158,598)
Proceeds from sale of equipment	—	—	—	750	—	750
Disposition of hospital and other ancillary operations	—	—	4,311	1	—	4,312
Increase in other assets	—	—	(18,301)	(11,159)	—	(29,460)

Net cash provided by (used in) investing activities	—	—	(459,048)	(41,335)	—	(500,383)

Cash flows from financing activities	—	—	—	—	—
Proceeds from exercise of stock options	12,585	—	—	—	—	12,585
Stock buy-back	(137,666)	—	—	—	—	(137,666)
Deferred financing costs	—	—	(8)	—	—	(8)
Excess tax benefits relating to stock based compensation	6,589	—	—	—	—	6,589
Redemption of convertible notes	(128)	—	—	—	—	(128)
Proceeds from minority investors in joint ventures	—	—	—	5,290	—	5,290
Redemption of minority investments in joint ventures	—	—	—	(915)	—	(915)
Distribution to minority investors in joint ventures	(51)	—	—	(2,591)	—	(2,642)
Borrowings under credit agreement	—	475,000	—	4,000	—	479,000
Repayments of long-term indebtedness	—	(212,000)	(3,756)	(4,681)	—	(220,437)

Net cash provided by (used in) financing activities	(118,671)	263,000	(3,764)	1,103	—	141,668

Net change in cash and cash equivalents	—	—	(79,113)	(11,551)	—	(90,664)
Cash and cash equivalents at beginning of period	—	—	83,579	20,529	—	104,108

Cash and cash equivalents at end of period	$—	$—	$4,466	$8,978	$—	$13,444

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read this discussion together with our unaudited condensed consolidated financial statements and accompanying notes included herein.
Unless the context otherwise requires, “Community Health Systems,” the “Company,” “we,” “us” and “our” refer to Community Health Systems, Inc. and its consolidated subsidiaries.
Executive Overview
We are the largest publicly owned operator of hospitals in the United States and provide healthcare services through these hospitals that we own and operate in non-urban and selected urban markets throughout the United States. We generate revenue primarily by providing a broad range of general hospital healthcare services to patients in the communities in which we are located. Our hospital facilities included in continuing operations consist of 125 general acute care hospitals. In addition, we own four home health agencies which are located in markets where we do not operate a hospital and through our wholly-owned subsidiary, QHR, we provide management and consulting services to independent general acute care hospitals located throughout the United States. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve. Effective July 25, 2007, we completed our acquisition of Triad Hospitals Inc., or “Triad,” for an aggregate consideration of $6.830 billion, including $1.686 billion of indebtedness. In connection with this acquisition, one of our subsidiaries issued $3.021 billion principal amount of 8.875% senior notes due 2015 and we obtained a new $7.215 billion credit facility to pay the cash consideration under the merger agreement, to refinance substantially all of both the assumed indebtedness and our existing indebtedness and to pay related fees and expenses. This new credit facility also provides an additional $750 million revolving credit facility and a $400 million delayed draw term loan facility which remain available to us for future acquisitions, working capital, and general corporate purposes. We believe the acquisition of Triad will benefit the Company since it expanded the number of markets we serve, expanded our operations into five states where we previously did not operate, and reduced our concentration of credit risk in any one state. We also believe that synergies obtained from eliminating duplicate corporate functions and centralizing many support functions will allow us to improve Triad’s margins. Operating results and statistical data for the periods ended September 30, 2007, include comparative information for the operations of the acquired Triad hospitals from July 25, 2007, the date of its acquisition. Same store operating results and statistical data include the hospitals acquired in the Triad acquisition for the months of August and September 2007 and 2006 and all other hospitals owned throughout both periods.
The following table reflects our summarized operating results:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Number of hospitals at end of period in continuing operations	125	74	125	74

Net operating revenues	$2,352,087	$1,117,859	$4,792,708	$3,192,305

Income from continuing operations	$16,270	$9,241	$124,407	$119,748

Net income	$10,460	$8,241	$118,547	$114,648
On a consolidated basis, total admissions increased 71.3% during the three months ended September 30, 2007 and 32.6% for the nine months ended September 30, 2007, as compared to the same periods in the prior year due primarily to the acquisition of Triad and two other hospitals during 2007. Admissions at hospitals owned throughout both periods decreased 3.0% during the three months ended September 30, 2007 and 1.2% for the nine months ended September 30, 2007, as compared to the same periods in the prior year. These decreases reflect comparisons to a very strong period in the prior year and also reflect our targeted closure of certain lower performing services in select markets. Adjusted admissions for those same hospitals decreased 0.6% during the three months ended September 30, 2007 and remained flat for the nine months ended September 30, 2007, as compared to the same periods in the prior year.

Sources of Consolidated Net Operating Revenue

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Medicare	28.0%	29.7%	29.2%	30.8%
Medicaid	10.4%	11.9%	10.7%	10.5%
Managed Care and other third party payors	50.7%	46.3%	48.4%	46.5%
Self-pay	10.9%	12.1%	11.7%	12.2%

Total	100.0%	100.0%	100.0%	100.0%

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that these adjustments become known. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the three month periods ended September 30, 2007 and 2006.
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
Results of Operations
Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include orthopedics, cardiology, occupational medicine, diagnostic services, emergency services, rehabilitation treatment, home health and skilled nursing. The strongest demand for hospital services generally occurs during January through April and the weakest demand for these services occurs during the summer months. Accordingly, eliminating the effect of new acquisitions, our net operating revenues and earnings are historically highest during the first quarter and lowest during the third quarter. Same-store operating results include the hospitals acquired in the Triad acquisition for the months of August and September 2007 and 2006 as if they were owned during both comparable periods and all other hospitals owned throughout both periods.

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Consolidated (a)
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (b)	(87.1)	(91.7)	(86.5)	(87.2)
Depreciation and amortization	(4.5)	(4.4)	(4.4)	(4.3)
Minority interest in earnings	(0.2)	(0.1)	(0.1)	(0.1)

Income from operations	8.2	3.8	9.0	8.4
Interest expense, net	(5.9)	(2.5)	(4.2)	(2.3)
Loss from early extinguishment of debt	(1.2)	—	(0.6)	—

Income from continuing operations before income taxes	1.1	1.3	4.2	6.1
Provision for income taxes	(0.4)	(0.5)	(1.6)	(2.4)

Income from continuing operations	0.7	0.8	2.6	3.7
Loss on discontinued operations	(0.2)	(0.1)	(0.1)	(0.1)

Net Income	0.5%	0.7%	2.5%	3.6%

	Three Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2007
Percentage increase (decrease) from same period prior year (a):
Net operating revenues	110.4%	50.1%
Admissions	71.3	32.6
Adjusted admissions (c)	69.4	32.6
Average length of stay	5.0	0.0
Net Income (d)	26.9	3.4

Same-store percentage increase (decrease) from same period prior year (a)(e):
Net operating revenues	5.7%	5.5%
Admissions	(3.0)	(1.2)
Adjusted admissions (c)	(0.6)	0.0

(a)	Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have restated our prior period financial statements and statistical results to reflect the reclassification as discontinued operations of one hospital which was sold.

(b)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses.

(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Includes loss on discontinued operations.

(e)	Includes former Triad hospitals during August and September of the comparable periods and other acquired hospitals to the extent we operated them during comparable periods in both years.

Three months Ended September 30, 2007 Compared to Three months Ended September 30, 2006
Net operating revenues increased $1.234 billion from $1.118 billion for the three months ended September 30, 2006 to $2.352 billion for the three months ended September 30, 2007, an increase of 110.4%. $1.085 billion of this increase was contributed by hospitals acquired in the Triad acquisition that remain in continuing operations, $98.6 million was contributed by other recently acquired hospitals and $51.0 million, an increase of 4.6%, was contributed by hospitals that we owned throughout both periods. The increase from hospitals that we owned throughout both periods was attributable to rate increases, payor mix and the acuity level of services provided, offset by a decrease in volume.
On a consolidated basis inpatient admissions increased by 71.3% and adjusted admissions increased by 69.4%. With respect to consolidated admissions, approximately 43.6% were contributed from newly acquired hospitals, including those hospitals acquired from Triad and 56.4% were contributed by hospitals we owned throughout both periods. On a same-store basis, which includes the hospitals acquired from Triad, as if we owned them during both periods, admissions decreased by 3.0% during the three months ended September 30, 2007.
Operating expenses, as a percentage of net operating revenues, decreased from 91.7% for the three months ended September 30, 2006 to 87.1% for the three months ended September 30, 2007. Salaries and benefits as a percentage of net operating revenues increased 0.5 percentage points to 40.5% for the three months ended September 30, 2007 compared to 40.0% for the three months ended September 30, 2006 primarily as a result of an increase in stock based compensation, incurring duplicate salary costs for certain corporate overhead positions not yet eliminated during the three months ended September 30, 2007 related to the acquisition of Triad, as well as other recent acquisitions during the current year having higher salaries and wages as a percentage of net operating revenues. These increases have offset improvements obtained at hospitals owned throughout both periods. The provision for bad debts decreased from 17.1% of net operating revenues for the three months ended September 30, 2006 to 11.9% of net operating revenues for the three months ended September 30, 2007 due primarily to the $65 million change in estimate recognized in the third quarter of 2006 which increased our provision for bad debts by a corresponding amount, offset in the current year by the provision for bad debts at hospitals acquired from Triad which is higher than that experienced by us prior to the acquisition of Triad. Supplies expense increased from 11.6% of net operating revenues for the three months ended September 30, 2006 to 13.5% of net operating revenues for the three months ended September 30, 2007 primarily from the acquisition of hospitals from Triad whose higher acuity of services and lower purchasing program utilization results in higher supply costs and from other recent acquisitions for whom we have yet to fully integrate into our purchasing program, offsetting improvements at hospitals owned throughout both periods from greater utilization of and improved pricing under our purchasing program. Rent and other operating expenses decreased from 23.0% of net operating revenues for the three months ended September 30, 2006 to 21.8% of net operating revenues for the three months ended September 30, 2007. As part of our acquisition of Triad, we received their investments in unconsolidated affiliates. These investments provided earnings of 0.6% of net operating revenues. Prior to the current quarter, we did not have any material investments in unconsolidated affiliates.
Income from continuing operations margin decreased from 0.8% of net operating revenues for the three months ended September 30, 2006 to 0.7% of net operating revenues for the three months ended September 30, 2007. Net income margins decreased from 0.7% of net operating revenues for the three months ended September 30, 2006 to 0.5% of net operating revenues for the three months ended September 30, 2007. The decrease in these margins is reflective of the impact of the net reduction in expenses, as a percent of net revenue, discussed above offset by the increase in interest expense and loss on early extinguishment of debt associated with the acquisition of Triad.
Depreciation and amortization increased from 4.4% of net operating revenues for the three months ended September 30, 2006 to 4.5% of net operating revenues for the three months ended September 30, 2007.
Interest expense increased by $112.0 million from $27.5 million, or 2.5% of net operating revenues for the three months ended September 30, 2006 to $139.5 million or 5.9% of net operating revenues for the three months ended September 30, 2007. An increase in our average outstanding debt, primarily due to the additional debt incurred to acquire Triad, accounted for $106.5 million of the increase and an increase in interest rates accounted for the remaining $5.5 million.
The net results of the above mentioned changes offset by a $27.3 million loss from early extinguishment of debt incurred in connection with the financing of the Triad acquisition, resulted in income from continuing operations before income taxes increasing $11.0 million from $14.9 million for the three months ended September 30, 2006 to $25.9 for the three months ended September 30, 2007.

Provision for income taxes increased from $5.6 million for the three months ended September 30, 2006 to $9.6 million for the three months ended September 30, 2007. This increase is due primarily to the increase in income from continuing operations which corresponds to an increase in taxable income. Also included in the provision for income taxes is a release of $6.0 million of our FASB Interpretation No. 48 liability during the three months ended September 30, 2007. This liability was released in connection with the statute of limitations expiring with respect to certain tax positions taken in prior years. Also, we experienced a significant increase in interest expense during the three months ended September 30, 2007 in connection with the increased borrowing to acquire Triad. As a result of this increased interest expense, we determined that certain state net operating losses will expire before they can be utilized and therefore we recognized a corresponding increase to our valuation allowance of $3.4 million. Furthermore, we recorded an additional $1.5 million liability related to certain state tax positions and accrued interest.
Net income was $10.5 million for the three months ended September 30, 2007, compared to $8.2 million for the three months ended September 30, 2006, an increase of 26.9%.
Nine months Ended September 30, 2007 Compared to Nine months Ended September 30, 2006
Net operating revenues increased $1.601 billion from $3.192 billion for the nine months ended September 30, 2006 to $4.793 billion for the nine months ended September 30, 2007, an increase of 50.1%. $1.085 billion of this increase was contributed by hospitals acquired in the Triad acquisition that remain in continuing operations, $355.2 million was contributed by other recently acquired hospitals and $160.6 million, an increase of 5.0%, was contributed by hospitals that we owned throughout both periods. The increase from hospitals that we owned throughout both periods was attributable to rate increases, payor mix and the acuity level of services provided, offset by a decrease in volume.
On a consolidated basis inpatient admissions increased by 32.6% and adjusted admissions increased by 32.6%. With respect to consolidated admissions, approximately 25.3% were contributed from newly acquired hospitals, including those hospitals acquired from Triad and 74.7% were contributed by hospitals we owned throughout both periods. On a same-store basis, which includes the hospitals acquired from Triad, as if we owned them during both periods, admissions decreased by 1.2% during the nine months ended September 30, 2007.
Operating expenses, as a percentage of net operating revenues, decreased from 87.2% for the nine months ended September 30, 2006 to 86.5% for the nine months ended September 30, 2007. Salaries and benefits as a percentage of net operating revenues increased 0.4 percentage points to 40.2% for the nine months ended September 30, 2007 compared to 39.8% for the nine months ended September 30, 2006 primarily as a result of an increase in stock based compensation, incurring duplicate salary costs for certain overhead positions which have not yet been eliminated related to the acquisition of Triad as well as other recent acquisitions during the current year which have offset improvements obtained at hospitals owned throughout both periods. The provision for bad debts decreased from 12.9% of net operating revenues for the nine months ended September 30, 2006 to 11.7% of net operating revenues for the nine months ended September 30, 2007 due primarily to the $65 million change in estimate recognized in the third quarter of 2006 which increased our provision for doubtful accounts by a corresponding amount. Supplies expense increased from 11.8% of net operating revenues for the nine months ended September 30, 2006 to 12.6% of net operating revenues for the nine months ended September 30, 2007 primarily from the acquisition of hospitals from Triad whose higher acuity of services and lower purchasing program utilization results in higher supply costs and from other recent acquisitions for whom we have yet to fully integrate into our purchasing program, offsetting improvements at hospitals owned throughout both periods resulting from greater usage of and improved pricing under our purchasing program. Rent and other operating expenses decreased from 22.7% of net operating revenues for the nine months ended September 30, 2006 to 22.3% of net operating revenues for the nine months ended September 30, 2007. As part of our acquisition of Triad, we received their investments in unconsolidated affiliates. These investments provided earnings of 0.3% of net operating revenues. Prior to the current quarter, we did not have any material investments in unconsolidated affiliates.
Income from continuing operations margin decreased from 3.8% of net operating revenues for the nine months ended September 30, 2006 to 2.6% of net operating revenues for the nine months ended September 30, 2007. Net income margins decreased from 3.6% of net operating revenues for the nine months ended September 30, 2006 to 2.5% of net operating revenues for the nine months ended September 30, 2007. The decrease in these margins is reflective of the impact of the net reduction in expenses, as a percent of net revenue, discussed above offset by the increase in interest expense and loss on early extinguishment of debt associated with the acquisition of Triad.
Depreciation and amortization increased from 4.3% of net operating revenues for the nine months ended September 30, 2006 to 4.4% of net operating revenues for the nine months ended September 30, 2007.

Interest expense increased by $127.9 million from $73.2 million, or 2.3% of net operating revenues, for the nine months ended September 30, 2006 to $201.1 million or 4.2% of net operating revenues for the nine months ended September 30, 2007. An increase in our average outstanding debt, primarily due to the additional debt incurred to acquire Triad, accounted for $120.8 million of the increase and an increase in interest rates accounted for the remaining $7.1 million.
The net results of the above mentioned changes offset by a $27.3 million loss from early extinguishment of debt incurred in connection with the financing of the Triad acquisition resulted in income from continuing operations before income taxes increasing $6.7 million from $195.0 million for the nine months ended September 30, 2006 to $201.7 million for the nine months ended September 30, 2007.
Provision for income taxes increased from $75.3 million for the nine months ended September 30, 2006 to $77.3 million for the nine months ended September 30, 2007. This increase is due primarily to the increase in income from continuing operations which corresponds to an increase in taxable income. Also included in the provision for income taxes is a release of $6.0 million of our FASB Interpretation No. 48 liability during the nine months ended September 30, 2007. This liability was released in connection with the statute of limitations expiring with respect to certain tax positions taken in prior years. As a result of increased interest expense in connection with the increased borrowing to acquire Triad, we determined that certain state net operating losses will expire before they can be utilized and therefore we recognized a corresponding increase to our valuation allowance of $3.4 million. Furthermore, we recorded an additional $1.5 million liability related to certain other state tax positions and accrued interest.
Net income was $118.5 million for the nine months ended September 30, 2007, compared to $114.6 million for the nine months ended September 30, 2006, an increase of 3.4%.
Liquidity and Capital Resources
Net cash provided by operating activities increased $136.6 million from $268.1 million in the nine months ended September 30, 2006 to $404.7 million for the nine months ended September 30, 2007. The increase in cash flows from operations as compared to the same period in the prior year is the result of an increase in net income of $3.9 million, increases in non-cash expenses of $118.5 million, related primarily to depreciation and stock-based compensation and an increase in cash generated from supplies, prepaid expenses and other current assets of $13.1 million offset by outflows of cash for the comparable periods related to accounts payable, accrued liabilities and income taxes of $10.2 million. For the comparable periods, all other assets and liabilities resulted in increased cash flows of $11.3 million.
Capital Expenditures
Cash expenditures related to purchases of facilities were $6.982 billion for the nine months ended September 30, 2007 and $317.4 million for the nine months ended September 30, 2006. These expenditures during the nine months ended September 30, 2007 included $6.830 billion related to the acquisition of Triad and $145.5 million for the current year acquisition of two hospitals, the contingent settlements of working capital items from the prior year’s acquisition and the acquisition of physician practices and $7.1 million for the purchase of information systems and other equipment to integrate recently acquired hospitals. The expenditures during the nine months ended September 30, 2006, included $299.2 million for the acquisition of six hospitals, contingent settlements of working capital items from three prior year acquisitions and the acquisition of two home health agencies (one of which is in one of our current markets) and several physician practices in our current markets, as well as $18.2 million for information systems and other equipment to integrate recently acquired hospitals.
Excluding the cost to construct replacement hospitals, our capital expenditures for the nine months ended September 30, 2007, totaled $177.4 million, compared to $152.5 million for the nine months ended September 30, 2006. Costs to construct replacement hospitals and a de novo hospital totaled $101.1 million during the nine months ended September 30, 2007 and $6.1 million during the nine months ended September 30, 2006.
Pursuant to hospital purchase agreements in effect as of September 30, 2007, and where required certificate of need approval has been obtained, we are required to build replacement facilities in Petersburg, Virginia, by August 2008, Clarksville, Tennessee by June 2009, Shelbyville, Tennessee by June 2009 and Valparaiso, Indiana by April 2011. Also, as required by an amendment to a lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location. In conjunction with a joint venture agreement with a non-profit entity, we are building an acute care hospital in Cedar Park, Texas, which is expected to be completed in January 2008. Estimated construction costs, including equipment, are approximately $767.5 million for these five replacement hospitals and one de novo hospital of which approximately $316.3 million has been incurred to date including costs incurred by Triad prior to our acquisition.
Capital Resources
Net working capital was $1.320 billion at September 30, 2007, compared to $446.1 million at December 31, 2006. Of the $873.9 million increase, approximately $721.3 million is attributable to the net working capital acquired from the Triad acquisition with the remainder attributable primarily to an increase in accounts receivable and other assets offset by increases in income taxes payable and accrued interest.
In connection with the consummation of the Triad acquisition in July 2007, we obtained $7.215 billion of senior secured financing under a new credit facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The new credit facility consists of a $6.065 billion funded term loan facility with a maturity of seven years, a $400 million delayed draw term loan facility with a maturity of seven years and a $750 million revolving credit facility with a maturity of six years. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. The new credit facility requires us to make quarterly amortization payments of each term loan facility equal to 0.25% of the outstanding amount of the term loans, if any, with the outstanding principal balance of each term loan facility payable on July 25, 2014.
The term loan facility must be prepaid in an amount equal to (1) 100% of the net cash proceeds of certain asset sales and dispositions by us and our subsidiaries, subject to certain exceptions and reinvestment rights, (2) 100% of the net cash proceeds of issuances of certain debt obligations or receivables based financing by us and our subsidiaries, subject to certain exceptions, and (3) 50%, subject to reduction to a lower percentage based on our leverage ratio (as defined in the new credit facility generally as the ratio of total debt on the date of determination to our EBITDA, as defined, for the four quarters most recently ended prior to such date), of excess cash flow (as defined) for any year, commencing in 2008, subject to certain exceptions.
Voluntary prepayments and commitment reductions are permitted in whole or in part, without premium or penalty, subject to minimum prepayment or reduction requirements.
The obligor under the new credit facility is CHS/Community Health Systems, Inc., a wholly-owned subsidiary of Community Health Systems, Inc. All of our obligations under the new credit facility are unconditionally guaranteed by Community Health Systems, Inc. and certain existing and subsequently acquired or organized domestic subsidiaries. All obligations under the new credit facility and the related guarantees are secured by a perfected first priority lien or security interest in substantially all of the assets of Community Health Systems, Inc., CHS/Community Health System and each subsidiary guarantor, including equity interests held by us or any subsidiary guarantor, but excluding, among others, the equity interests of non-significant subsidiaries, syndication subsidiaries, securitization subsidiaries and joint venture subsidiaries.
The loans under the new credit facility will bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus one-half of 1.0%, or (b) a reserve adjusted London interbank offered rate for dollars (Eurodollar rate (as defined)). The applicable percentage for term loans is 1.25% for Alternate Base Rate loans and 2.25% for Eurodollar rate loans. The applicable percentage for revolving loans will initially be 1.25% for Alternate Base Rate revolving loans and 2.25% for Eurodollar revolving loans, in each case subject to reduction based on our leverage ratio. Loans under the swingline subfacility bear interest at the rate applicable to Alternate Base Rate loans under the revolving credit facility.
We have agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to Eurodollar rate loans under the revolving credit facility times the maximum aggregate amount available to be drawn under all letters of credit issued under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit will also receive a customary fronting fee and other customary processing charges. We are initially obligated to pay commitment fees of 0.50% per annum (subject to reduction based upon on our leverage ratio), on the unused portion of the revolving credit facility. For purposes of this calculation, swingline loans are not treated as usage of the revolving credit facility. We are also obligated to pay commitment fees of 0.50% per annum for the first six months after the close of the new credit facility, 0.75% per annum for the next three months and 1.0% per annum thereafter, in each case on the unused amount of the delayed draw term loan facility. We also paid arrangement fees on the closing of the new credit facility and will pay an annual administrative agent fee.
The new credit facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our and our subsidiaries’ ability to, among other things and subject to various exceptions, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of our businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change our fiscal year. We and our subsidiaries are also required to comply with specified financial covenants (consisting of a leverage ratio and an interest coverage ratio) and various affirmative covenants.
Events of default under the credit agreement include, but are not limited to, (1) our failure to pay principal, interest, fees or other amounts under the credit agreement when due (taking into account any applicable grace period), (2) any representation or warranty proving to have been materially incorrect when made, (3) covenant defaults subject, with respect to certain covenants, to a grace period, (4) bankruptcy events, (5) a cross default to certain other debt, (6) certain undischarged judgments (not paid within an applicable grace period), (7) a change of control, (8) certain ERISA-related defaults, and (9) the invalidity or impairment of specified security interests, guarantees or subordination provisions in favor of the administrative agent or lenders under the new credit facility.
As of September 30, 2007, there was approximately $1.150 billion of available borrowing capacity under our new credit facility, of which $44.6 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements through the next 12 months and into the foreseeable future.
As of September 30, 2007, we were a party to the following interest rate swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. On each of these swaps, we received a variable rate of interest based on the three-month London Inter-Bank Offer Rate (“LIBOR”), in exchange for the payment by us of a fixed rate of interest. As of September 30, 2007, we were required to pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolver loans and term loans under the senior secured credit facility.

	Notional
	Amount	Fixed Interest	Termination
Swap #	(in 000’s)	Rate	Date
1	150,000	3.3000%	November 4, 2007
2	100,000	2.4000%	June 13, 2008
3	100,000	3.5860%	August 29, 2008
4	100,000	4.0610%	May 30, 2008
5	100,000	3.9350%	June 6, 2009
6	100,000	4.3375%	November 30, 2009
7	100,000	4.9360%	October 4, 2010
8	100,000	4.7090%	January 24, 2011
9	300,000	5.1140%	August 6, 2011
10	100,000	4.7185%	August 19, 2011
11	100,000	4.7040%	August 19, 2011
12	100,000	4.6250%	August 19, 2011
13	200,000	4.9300%	August 30, 2011
14	250,000	5.0185%	May 30, 2012
15	150,000	5.0250%	May 30, 2012
16	200,000	4.6845%	September 11, 2012
17	150,000	5.0200%	November 30, 2012 (1)
18	100,000	5.0230%	May 30, 2013 (2)
19	300,000	5.2420%	August 6, 2013
20	100,000	5.0380%	August 30, 2013 (3)
21	100,000	5.0500%	November 30, 2013 (4)
22	100,000	5.2310%	July 25, 2014
23	100,000	5.2310%	July 25, 2014
24	200,000	5.1600%	July 25, 2014
25	75,000	5.0405%	July 25, 2014
26	125,000	5.0215%	July 25, 2014

(1)	This swap agreement becomes effective November 5, 2007, after the termination of agreement #1 listed above.

(2)	This swap agreement becomes effective May 30, 2008, concurrent with the termination of agreement #4 listed above.

(3)	This swap agreement becomes effective June 13, 2008, concurrent with the termination of agreement #2 listed above.

(4)	This swap agreement becomes effective September 2, 2008, after the termination of agreement #3 listed above.
The swaps that were in effect prior to the Triad acquisition remain in effect after the refinancing for the Triad acquisition and will continue to be used to limit the effects of changes in interest rates on portions of our new credit facility.
The New Credit Facility agreement and/or the Notes contain various covenants that limit our ability to take certain actions including our ability to:
•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	repurchase capital stock;

•	make restricted payments, including paying dividends and making investments;

•	redeem debt that is junior in right of payment to the notes;

•	create liens without securing the notes;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into agreements that restrict dividends from subsidiaries;

•	merge, consolidate, sell or otherwise dispose of substantially all our assets;

•	enter into transactions with affiliates; and

•	guarantee certain obligations.
In addition, our new credit facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet these restricted covenants and financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our New Credit Facility and/or the Notes. Upon the occurrence of an event of default under our New Credit Facility or the Notes, all amounts outstanding under our New Credit Facility and the Notes may become due and payable and all commitments under the New Credit Facility to extend further credit may be terminated.
Off-balance sheet arrangements
Excluding the hospital whose lease terminated in conjunction with our sale of interests in the partnership holding the lease and whose operating results are included in discontinued operations, our consolidated operating results for the nine months ended September 30, 2007 and 2006, included $203.8 million and $191.8 million, respectively, of net operating revenue and $14.9 million and $16.0 million, respectively, of income from operations, generated from six hospitals operated by us under operating lease arrangements. In accordance with generally accepted accounting principles, the respective assets and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet. Lease payments under these arrangements are included in rent expense when paid and totaled approximately $11.5 million for the nine months ended September 30, 2007 and approximately $10.6 million for the nine months ended September 30, 2006. The current terms of these operating leases expire between June 2010 and December 2019, not including lease extensions that we have options to exercise. If we allow these leases to expire, we would no longer generate revenue or expenses from these hospitals.
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
Joint Ventures
We have from time to time sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. The amount of minority interest in equity is included in other long-term liabilities and the minority interest in income or loss is recorded separately in the consolidated statements of income. Triad also implemented this strategy to a greater extent than we did prior to our acquisition of Triad. In conjunction with the acquisition of Triad, we acquired 19 hospitals containing minority ownership interests ranging from less than 1% to 35%. We do not believe these minority ownerships are material to our financial position or results of operations. The balance of minority interests included in long-term liabilities was $373.0 million and $23.6 million as of September 30, 2007 and December 31, 2006, respectively, and the amount of minority interest in earnings was $4.5 million and $0.6 million for the three months ended September 30, 2007 and 2006, respectively, and $5.3 million and $1.7 million for the nine months ended September 30, 2007 and 2006, respectively.
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
Inflation
The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, our suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures, including our case and resource management program, to curb increases in operating costs and expenses. We have generally offset increases in operating costs by increasing reimbursement for services and expanding services and reducing costs in other areas. However, we cannot predict our ability to cover or offset future cost increases.
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
As a result of the proximity of the Triad acquisition to the end of the quarter, we are still in the process of evaluating the accounting policies and estimation methodologies used by Triad and comparing those to the policies used by us. Consequently, for the quarter ended September 30, 2007, those hospitals acquired from Triad will have different policies and estimation methodologies for calculating their contractual allowances on revenues, allowance for doubtful accounts and professional liability claims than that used for our other hospitals. We anticipate being substantially complete with our review and analysis of these accounting policies and estimation methodologies by the end of 2007 and in doing so will conform to a common set of policies. We anticipate differences are likely to result in our selection of a conforming policy. Changes in reserve balances or asset values could be material and will generally be adjusted through earnings in the period of change.
Third Party Reimbursement — Hospitals Acquired in the Triad Acquisition
Revenues relating to the hospitals and other facilities acquired in the Triad acquisition are recorded at estimated net amounts due from patients, third-party payors and others for healthcare services provided. We have multiple patient accounting systems and, therefore, estimates for contractual allowances are calculated by both automated systems and manually, depending on the type of payor involved and the patient accounting system used by each hospital. In certain systems, the contractual payment terms are preloaded into the system and the system calculates the expected reimbursement amounts. Even for systems that record the expected reimbursement amount, there are still manual estimates based upon historical collections recorded for payors that are not significant or do not have specific contractual terms. In other systems, the contractual adjustments are determined manually using historical collections on each type of payor. All contractual adjustments, regardless of type of payor or method of calculation, are reviewed and compared to actual payment experience. Changes in estimates of contractual allowances have not historically been significant.
Third Party Reimbursement — All Other Community Health Systems Hospitals
Net operating revenues from the Company’s hospitals and other facilities (other than those acquired in the Triad acquisition) include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system”. Within the automated system, actual Medicare DRG data, coupled with all payors’ historical paid claims data, is utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis and subjected to review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We record adjustments to the estimated billings in the periods that such adjustments become known. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in future periods as final settlements are determined. However, due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. Contractual allowance adjustments related to final settlements or appeals increased net operating revenue by an insignificant amount in each of the three and nine month periods ended September 30, 2007 and September 30, 2006.
Allowance for Doubtful Accounts — Hospitals Acquired in the Triad Acquisition
For the hospitals acquired in the Triad Acquisition, we estimated our allowance for doubtful accounts by applying historical uninsured collection rates to current uninsured receivables. The historical collection rates used at September 30, 2007 were those derived by Triad, prior to our acquisition of Triad. This methodology is consistent with that used by Triad prior to us acquiring them. The hospitals acquired from Triad use multiple patient accounting systems which is increasing the time necessary to analyze the uninsured collection rates and the overall methodology of this policy. We augmented our estimate with other analytical methods such as changes in the level of uninsured receivables, accounts receivable days, cash collections and accounts receivable agings.
Allowance for Doubtful Accounts — All Other Community Health Systems Hospitals
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
Effective September 30, 2006, we began estimating the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and, if present, anticipated changes in trends. Since we have historically collected substantially all third- party insured accounts receivable, which includes receivables from governmental agencies, within one year of the date of discharge, we began reserving 100% of only those third-party insured accounts aging over 365 days from the date of discharge. The percentage used to reserve for all self-pay accounts is based now on our specific collection history for self-pay accounts. Previously, we estimated the allowance for doubtful accounts by reserving all accounts aging over 150 days from the date of discharge, without regard to payor class. We believe the revised methodology provides a better approach to reflect changes in payor mix and historical collection patterns and to respond to changes in trends and will be more responsive to changes in those factors that impact the collectibility of our accounts receivable. Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. We also review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable, days revenue outstanding, and the impact of recent acquisitions and dispositions.
Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts within the Company (other than the hospitals and other facilities acquired in the Triad acquisition) and is consistent with industry practices. We had approximately $1.625 billion and $834 million at September 30, 2007 and December 31, 2006, respectively, of accounts previously written-off being pursued by various outside collection agencies. We expect to collect less than 4%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. However, we take into consideration estimated collections of these amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

Allowance for Doubtful Accounts — Consolidated Statistics
On a consolidated basis, days revenue outstanding was 61 days at September 30, 2007 and 62 days at December 31, 2006. On a same-store basis, days revenue outstanding was 59 days at September 30, 2007 and 60 days at December 31, 2006. Our target range for days revenue outstanding is 57 — 62 days.
Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $5.900 billion as of September 30, 2007 and approximately $2.274 billion as of December 31, 2006. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) summarized by aging categories is as follows:

	As of
	September 30,	December 31,
	2007	2006
0 to 60 days	64.4%	63.3%
61 to 150 days	18.8%	17.7%
151 to 360 days	13.4%	13.2%
Over 360 days	3.4%	5.8%

Total	100.0%	100.0%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor category is as follows:

	As of
	September 30,	December 31,
	2007	2006
Insured receivables	75%	66%
Self-pay receivables	25%	34%

Total	100%	100%

On a consolidated basis, as a percentage of self-pay receivables, the combined total of the allowance for doubtful accounts as reported in the condensed consolidated financial statements, and related allowances for other self-pay discounts, was approximately 70% at September 30, 2007 and 65% at December 31, 2006. The increase in the percentage of allowances as a percentage of self-pay receivables from December 31, 2006 to September 30, 2007, is primarily the result of the allowances for self-pay discounts assumed in the Triad acquisition.
Goodwill and Other Intangibles
Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill arising from business combinations is accounted for under the provisions of SFAS No. 141, “Business Combinations,” and SFAS No. 142 “Goodwill and Other Intangible Assets,” and is not amortized. SFAS No. 142 requires goodwill to be evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. We selected September 30th as our annual testing date.
The SFAS No. 142 goodwill impairment model requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimated the fair values of the related operations using both a debt-free discounted cash flow model as well as an adjusted EBITDA multiple model. These models are both based on our best estimate of future revenues and operating costs and are reconciled to our consolidated market capitalization. The cash flow forecasts are adjusted by an appropriate discount rate based on our weighted-average cost of capital. We perform an annual evaluation, as required by SFAS No. 142, as of each September 30. No impairment has been indicated by these evaluations to date. Estimates used to conduct the impairment review, including revenue and profitability projections or fair values, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

Professional Liability Insurance for Triad Acquisition Hospitals
Substantially all of the professional and general liability risks of the acquired Triad hospitals are subject to a per occurrence deductible. Substantially all losses in periods prior to May 1999 are insured through a wholly-owned insurance subsidiary of HCA, Inc., or HCA, Triad’s owner prior to that time, and excess loss policies maintained by HCA. HCA has agreed to indemnify the Triad hospitals in respect of claims covered by such insurance policies arising prior to May 1999. After May 1999, the Triad hospitals obtained insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary with excess coverage obtained from other carriers that is subject to certain deductibles. Effective for claims incurred after December 31, 2006, Triad began insuring its claims from $1 million to $5 million through its wholly-owned captive insurance company, replacing the coverage provided by HCA. Substantially all claims reported on or after January 2007 are self-insured up to $10 million per claim. Excess insurance for all hospitals is purchased through commercial insurance companies and generally after the self-insured amount covers up to $200 million per occurrence. The excess insurance for the Triad hospitals is underwritten on a “claims-made basis.” The Company accrues an estimated liability for its uninsured exposure and self-insured retention based on historical loss patterns and actuarial projections.
Professional Liability Insurance Claims for All Other Community Health Systems Hospitals
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
Income Taxes
We must make estimates in recording provision for income taxes, including the determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these deferred tax assets, subject to the valuation allowances we have established.
We adopted the provisions of Financial Accounting Standards Board, or FASB, Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,”, or FIN 48, on January 1, 2007. The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, is approximately $4.4 million as of September 30, 2007. It is our policy to recognize interest and penalties accrued related to unrecognized benefits in its statement of operations as income tax expense. During the nine months ended September 30, 2007, the Company recorded approximately $1.1 million in liabilities and approximately $0.4 million in interest and penalties related to state income tax returns through its income tax provision from continuing operations a total of its FASB Interpretation No. 48 liability at September 30, 2007. Approximately $2.8 million of interest is included in the amount of unrecognized benefit at September 30, 2007. During the three months ended September 30, 2007, we released $5.2 million, plus accrued interest of approximately $0.8 million, of our FASB Interpretation No. 48 liability, as a result of the expiration of the statute of limitations pertaining to tax positions taken in prior years relative to legal settlements. In addition, as a result of the additional interest expense to be incurred resulting from the Triad acquisition, we determined that certain of our state net operating losses will expire before being utilized resulting in the recording of a valuation allowance of $3.4 million. During the twelve months ending September 30, 2008, it is reasonably possible that our FASB Interpretation No. 48 liability will decrease $4.1 million due to a tentative income tax examination settlement of the federal tax returns of Triad for the short taxable years ended April 27, 2001, June 30, 2001 and December 31, 2001, and the taxable years ended December 31, 2002 and 2003.

We or one of our subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we, excluding Triad, are no longer subject to U.S. federal or state income tax examinations for years prior to 2003. During 2006, we agreed to a settlement with the Appeals Office of the Internal Revenue Service, or IRS, with respect to the 2003 tax year. We have since received a closing letter with respect to the examination for that tax year. The settlement was not material to our consolidated results of operations or financial position.
The IRS has concluded an examination of the federal income tax returns for Triad for the short taxable years ended April 27, 2001, June 30, 2001 and December 31, 2001, and the taxable years ended December 31, 2002 and 2003. On May 10, 2006, the IRS issued an examination report with proposed adjustments. Triad filed a protest on June 9, 2006 and the matter was referred to the IRS Appeals Office. Representatives of Triad met with the IRS Appeals Office in April 2007 and reached a tentative settlement. In the opinion of management, the tentative settlement, if finalized, would not have a material impact on our results of operations or financial position.
Recent Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007 and is required to be adopted by us beginning in the first quarter of 2008. Although we will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on our results of operations or financial position.

FORWARD-LOOKING STATEMENTS
Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as ''expects,’’ ''anticipates,’’ ''intends,’’ ''plans,’’ ''believes,’’ ''estimates,’’ ''thinks,’’ and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following:
•	general economic and business conditions, both nationally and in the regions in which we operate;

•	our ability to successfully integrate any acquisitions or to recognize expected synergies from such acquisitions, including the recently acquired Triad hospitals;

•	risks associated with our substantial indebtedness, leverage and debt service obligations;

•	demographic changes;

•	existing governmental regulations and changes in, or the failure to comply with, governmental regulations;

•	legislative proposals for healthcare reform;

•	the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which includes specific reimbursement changes for small urban and non-urban hospitals;

•	our ability, where appropriate, to enter into managed care provider arrangements and the terms of these arrangements;

•	changes in inpatient or outpatient Medicare and Medicaid payment levels;

•	increases in the amount and risk of collectibility of patient accounts receivable;

•	potential adverse impact of known and unknown government investigations;

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply costs due to market pressure from pharmaceutical companies and new product releases;

•	liabilities and other claims asserted against us, including self-insured malpractice claims;

•	competition;

•	our ability to attract and retain qualified personnel, key management, physicians, nurses, and other healthcare workers;

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals;

•	changes in medical or other technology;

•	changes in generally accepted accounting principles;

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to successfully acquire additional hospitals;

•	our ability to obtain adequate levels of general and professional liability insurance; and

•	timeliness of reimbursement payments received under government programs.
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

Item 3: Quantitative and Qualitative Disclosures about Market Risk
We are exposed to interest rate changes, primarily as a result of our new credit facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources” in Item 2. We do not anticipate any material changes in our primary market risk exposures during the remainder of 2007. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so.
A 1% change in interest rates on unhedged variable rate debt would have resulted in interest expense fluctuating approximately $6.9 million for the three months ended September 30, 2007 and $8.1 million for the nine months ended September 30, 2007.
Item 4: Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities and Exchange Act of 1934, as amended), as of December 31, 2006. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be included in this report has been recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and to ensure that the information required to be included in this report was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
As a result of the completion of the acquisition of Triad on July 25, 2007, our internal controls over financial reporting have changed. Since the Triad acquisition, we have started to analyze the systems of disclosure controls and procedures and internal controls over financial reporting of the Triad hospitals and other operations and integrate them within our broader framework of controls. The Securities and Exchange Commission’s rules require us to complete this process by the first anniversary of the acquisition. We plan to complete this evaluation and integration within the required time frame and report any changes in internal controls in our first annual report in which our assessment of Triad is included. Although we have not yet identified any material weaknesses in our disclosure controls and procedures or internal control over financial reporting as a result of this acquisition, there can be no assurance that a material weakness will not be identified in the course of this review.
There are no other changes in internal control over financial reporting that occurred during the period that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

PART II OTHER INFORMATION
Item 1. Legal Proceedings
From time to time, we receive various inquiries or subpoenas from state regulators, fiscal intermediaries, the Centers for Medicare and Medicaid Services and the Department of Justice regarding various Medicare and Medicaid issues. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. We are not aware of any pending or threatened litigation that is not covered by insurance policies or reserved for in our financial statements or which we believe would have a material adverse impact on us; however, some pending or threatened proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of such suits routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits.
Community Health Systems, Inc. Legal Proceedings
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
In May 2004, the relator in U.S. ex rel. Bledsoe filed an amended complaint alleging fraud involving Medicare billing at White County Community Hospital. We then filed a renewed motion to dismiss the amended complaint. On January 6, 2005, the District Court dismissed with prejudice the bulk of the relator’s allegations. The only remaining allegations involve a handful of 1997-98 charges at White County. After further motion practice between the relator and the United States Government regarding the relator’s right to participate in a previous settlement with the Company, the District Court again dismissed all claims in the case on December 13, 2005. On January 9, 2006, the relator filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit and on September 6, 2007, the Court of Appeals issued its 25 page opinion affirming in part, reversing in part (and in doing so, reinstating a number of the allegations claimed by the relator), and remanding the case to the District Court for further proceedings; the relator has filed a motion for rehearing. We are in the process of evaluating our next steps with respect to this case.
In August 2004, we were served a complaint in Arleana Lawrence and Robert Hollins v. Lakeview Community Hospital and Community Health Systems, Inc. (now styled Arleana Lawrence and Lisa Nichols vs. Eufaula Community Hospital, Community Health Systems, Inc., South Baldwin Regional Medical Center and Community Health Systems Professional Services Corporation) in the Circuit Court of Barbour County, Alabama (Eufaula Division). This alleged class action was brought by the plaintiffs on behalf of themselves and as the representatives of similarly situated uninsured individuals who were treated at our Lakeview Hospital or any of our other Alabama hospitals. The plaintiffs allege that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiffs seek restitution of overpayment, compensatory and other allowable damages and injunctive relief. In October 2005, the complaint was amended to eliminate one of the named plaintiffs and to add our management company subsidiary as a defendant. In November 2005, the complaint was again amended to add another plaintiff, Lisa Nichols and another defendant, our hospital in Foley, Alabama, South Baldwin Regional Medical Center. Discovery has been concluded on the class determination issues and a hearing was held on June 13, 2007 and we await the ruling of the court. We are vigorously defending this case.

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
On February 10, 2006, we received a letter from the Civil Division of the Department of Justice requesting documents in an investigation they are conducting involving the Company. The inquiry relates to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 10th letter focused on our hospitals in 3 states: Arkansas, New Mexico, and South Carolina. On August 31, 2006, we received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to our three hospitals in that state. We have provided the Department of Justice with the requested documents. In a letter dated October 4, 2007, the Civil Division notified us that, based on its investigation to date, it preliminarily believes that we and three of our New Mexico hospitals have caused the State of New Mexico to submit improper claims for federal funds, in violation of the Civil False Claims Act. The DOJ asserted that these allegedly improper claims and payments began in 2000 and may be ongoing, but provided no information about the amount of any improper claims or the possible damages or penalties it may seek. The DOJ has advised us that, before it takes any adverse action, it is providing us with the opportunity to make a presentation demonstrating that no adverse action is warranted. We expect to make such a presentation to the DOJ before the end of this calendar year and will continue to cooperate with the government’s inquiry.
In August 2006, our facility in Petersburg, Virginia (Southside Regional Medical Center) was notified of the pendency of a federal False Claims Act case styled U.S. ex rel. Vuyyuru v. Jadhav et al. filed in the Eastern District of Virginia. In addition to naming the hospital, Community Health Systems Professional Services Corporation, our management subsidiary, has also been named. The suit alleges that Dr. Jadhav, Southside Regional Medical Center, and other healthcare providers performed medically unnecessary procedures and billed federal healthcare programs and also alleges that the defendants defamed Dr. Vuyyuru in the process of terminating his medical staff privileges. Almost all of the allegations pre-date our acquisition of this facility and the seller’s successor-in-interest has agreed to indemnify the Company and its affiliates. We believe that the allegations in this case are without merit and are vigorously defending the case. A motion to dismiss the case has been granted and the relator has appealed the ruling to the U.S. Court of Appeals for the Fourth Circuit.
On August 28, 2007, Texas Health Resources of Arlington, Texas, or THR, notified us of its decision to exercise a call right, to acquire our 80% interest in the limited partnership that owns Presbyterian Hospital of Denton, Texas, together with certain land and buildings that we own in Denton, (including rights under a lease for such land and buildings). We acquired these interests in connection with the Triad acquisition. This call right became exercisable under the terms of the limited partnership agreement by reasons of our acquisition of Triad. Shortly after we initiated efforts to set the purchase price, which is determined by various formulas set forth in the limited partnership agreement and related documents, THR filed suit in Texas state court seeking injunctive and declaratory relief to extend the 90-day closing date and to set the purchase price. We removed the case to Federal District Court and proceedings are underway in that court with respect to THR’s renewed motions for relief. Pursuant to the limited partnership agreement, the closing is required to occur on or before November

26, 2007, but it is unknown at this time what amount will be paid for the sale of these assets, and upon setting the purchase price, whether or not THR will seek to rescind its exercise of its call right.
Triad Hospitals, Inc. Legal Proceedings
Triad, and its subsidiary, Quorum Health Resources, Inc., or Quorum, are defendants in a qui tam case styled U.S. ex rel. Whitten vs. Quorum Health Resources, Inc. et al., which is pending in the Southern District of Georgia, Brunswick Division. Whitten, a long-term employee of a two hospital system in Brunswick and Camden, Georgia, sued both his employer and Quorum Health Resources, Inc. and its predecessors, which had managed the facility from 1989 through September 2000. Upon his termination of employment, Whitten signed a release and was paid $124,000. Whitten’s original qui tam complaint was filed under seal in November 2002 and the case was unsealed in 2004. Whitten alleges various charging and billing infractions, including charging for routine equipment supplies and services not separately billable, billing for observation services that were not medically necessary or for which there was no physician order, billing labor and delivery patients for durable medical equipment that was not separately billable, inappropriate preparation of patients’ histories and physicals, billing for cardiac rehabilitation services without physician supervision, performing outpatient dialysis without Medicare certification, and performing mental health services without the proper staff assignments. In October 2005, the district court granted Quorum’s motion for summary judgment on the grounds that the claims raised by Whitten were precluded under his severance agreement with the hospital, without making any determination as to two other defenses made by Quorum, which were that a prior settlement agreement between the hospital and the federal government precluded the claims brought by Whitten as well as the doctrine of prior public disclosure. On appeal to the 11th Circuit Court of Appeals, the court reversed the findings of the district court regarding the severance agreement, but remanded the case to the district court for findings on Quorum’s other two defenses. Limited discovery has been conducted and renewed motions by Quorum to dismiss the action and to stay further discovery were filed in September 2007. We continue to believe that the relator’s claims are without merit and will continue to vigorously defend this case.
In a case styled U.S. ex rel. Bartlett vs. Quorum Health Resources, Inc., et al., pending in the Western District of Pennsylvania, Johnstown Division, the relator alleges in his second amended complaint, filed in January 2006 (the first amended complaint having been dismissed), that Quorum conspired with the hospital to pay an illegal remuneration in violation of the anti-kickback statute and the Stark laws, thus causing false claims to be filed. A renewed motion to dismiss was filed by Quorum in March 2006 asserting that the second amended complaint did not cure the defects contained in the first amended complaint. In September 2006, the hospital and one of the other hospital affiliate defendants filed for protection under Chapter 11 of the federal bankruptcy code, which imposed an automatic stay on proceedings in the case. We believe that this case is without merit and should the stay be lifted, we will continue to vigorously defend it.
Quorum is a defendant in a qui tam case styled U.S. ex rel. Mosby vs. Quorum Health Resources, Inc., et al, pending in the Western District of Mississippi, Western Division. Mosby was a long time medical records employee at a Quorum managed facility. She alleges wrongful termination for being a whistleblower and because of her race. Mosby’s first amended complaint was filed in May 2003 and contains allegations of false claims related to non-allowable costs and cost reports. In October 2003, Quorum filed a motion to dismiss, asserting that Mosby’s substantive allegations were lifted from a 1997 Alderson case filed in Tampa against Quorum, which was resolved in a settlement with the federal government in 2001. Without any predicate false claims being asserted, we believe that Mosby’s retaliatory discharge allegations are unsupported. We await the court’s ruling on this motion.
Item 1A.Risk Factors
Our Annual Report on Form 10-K for 2006 includes a listing of risk factors to be considered by investors in our securities. Appearing below are updates of two of the risk factors in the Form 10-K and additional risks related to our acquisition of Triad.
Our level of indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our obligations under the agreements relating to our indebtedness.
We are significantly leveraged. The chart below shows our level of indebtedness and other information as of September 30, 2007. In connection with the consummation of our acquisition of Triad, we obtained $7.215 billion of senior secured financing under a new credit facility and our wholly-owned subsidiary, CHS/Community Health issued the Notes having an aggregate principal amount of $3.021 billion. Both the indebtedness under the new credit facility and the Notes are senior obligations of this subsidiary and are guaranteed on a senior basis by us and by certain of our domestic subsidiaries. We used the net proceeds from the Notes offering and the net proceeds of the $6.065 billion of term loans under the new credit facility to pay the consideration under the merger agreement with Triad, to refinance certain of our existing indebtedness and the indebtedness of Triad, to complete certain related transactions, to pay certain costs and expenses of the transactions and for general corporate uses. As of September 30, 2007, a $750 million revolving credit facility and a $400 million delayed draw term loan facility are available to us for working capital and general corporate purposes under the new credit facility, with $44.6 million of the revolving credit facility being set aside for outstanding letters of credit.
Also, in connection with the consummation of the acquisition of Triad, we completed an early repayment of the $300 million aggregate principal amount of 6-1/2% Senior Subordinated Notes due 2012 through a cash tender offer and consent solicitation.

As of
September 30, 2007
($ in millions)
Senior secured credit facility Term loans	$6,065.0
Notes	3,021.3
Other	76.4

Total debt	9,162.7

Stockholders’ equity	$1,846.9

Twelve Months
Ended
September 30, 2007
Ratio of earnings to fixed charges (a)	1.50	x

(a)	In calculating the ratio of earnings to fixed charges, earnings consist of income from continuing operations before income taxes plus fixed charges. Fixed charges consist of interest expense (which includes amortization of deferred financing costs and debt issuance costs) and one-quarter of rent expense deemed representative of that portion of rent expense to be attributable to interest.
As of September 30, 2007, our $3.150 billion notional amount of interest rate swap agreements represented approximately 52.0% of our variable rate debt. On a prospective basis, a 1% change in interest rates on the remaining unhedged variable rate debt existing as of September 30, 2007, would result in interest expense fluctuating approximately $7.3 million per quarter.
The New Credit Facility agreement and/or the Notes contain various covenants that limit our ability to take certain actions, including our ability to:
•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	repurchase capital stock;

•	make restricted payments, including paying dividends and making investments;

•	redeem debt that is junior in right of payment to the notes;

•	create liens without securing the notes;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into agreements that restrict dividends from subsidiaries;

•	merge, consolidate, sell or otherwise dispose of substantially all our assets;

•	enter into transactions with affiliates; and

•	guarantee certain obligations.

In addition, our New Credit Facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet these restricted covenants and financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests.
A breach of any of these covenants could result in a default under our new credit facility and/or the Notes. Upon the occurrence of an event of default under our new credit facility or the Notes, all amounts outstanding under our new credit facility and the Notes may become due and payable and all commitments under the new credit facility to extend further credit may be terminated.
Our leverage could have important consequences for you, including the following:
•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures and future business opportunities;

•	the debt service requirements of our indebtedness could make it more difficult for us to satisfy our financial obligations;

•	some of our borrowings, including borrowings under our new credit facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and
•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.
Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.
We may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the notes do not fully prohibit us from doing so. For example, under the indenture for the Notes, we may incur up to $7,815 million pursuant to a credit facility or a qualified receivables transaction, less certain amounts repaid with the proceeds of asset dispositions. Our new credit facility provides for commitments of up to $7,215 million in the aggregate. Our new credit facility also gives us the ability to provide for one or more additional tranches of term loans in aggregate principal amount of up to $600 million without the consent of the existing lenders if specified criteria are satisfied. If new debt is added to our current debt levels, the related risks that we now face could intensify.
We may not be able to successfully integrate our acquisition of Triad or realize the potential benefits of the acquisition, which could cause our business to suffer.
We may not be able to combine successfully the operations of Triad with our operations and, even if such integration is accomplished, we may never realize the potential benefits of the acquisition. The integration of Triad with our operations requires significant attention from management and may impose substantial demands on our operations or other projects. In addition, a significant number of Triad’s corporate officers did not continue their employment with us beyond the date of the completion of the acquisition. The integration of Triad also involves a significant capital commitment, and the return that we achieve on any capital invested may be less than the return that we would achieve on our other projects or investments. Any of these factors could cause delays or increased costs of combining Triad with us; and could adversely affect our operations, financial results and liquidity.
Certain of Triad’s joint venture partners have put or call rights, the exercise of which could affect our available cash and/or operating results. Triad entered into a number of joint venture transactions that entitle its joint venture partners to require Triad to purchase the partner’s interest or to require Triad to sell its interest to the partner. Some of these rights are triggered by Triad’s change in control as a result of the acquisition and others by the passage of time. The consideration provided for in these contracts may not be at an advantageous amount vis-à-vis the consideration paid for the Triad acquisition. If these rights are exercised, we may be required to make unanticipated payments, our operations at these facilities may be adversely affected, or we may be required to divest the facilities.
If we fail to improve the operations of future acquired hospitals, we may be unable to achieve our growth strategy.

Most of the hospitals we have acquired, or will acquire, had, or may have, significantly lower operating margins than we do and/or operating losses prior to the time we acquired or will acquire them. In the past, we have occasionally experienced temporary delays in improving the operating margins or effectively integrating the operations of these acquired hospitals. In the future, if we are unable to improve the operating margins of acquired hospitals, operate them profitably, or effectively integrate their operations, we may be unable to achieve our growth strategy. We acquired 50 hospitals in the Triad acquisition. In the past, we have not acquired this many hospitals at one time. We may experience delays or difficulties in improving the operating margins or effectively integrating the operations of these acquired hospitals.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On January 14, 2006, we commenced an open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $200 million in repurchases. Under this program, we repurchased the entire 5,000,000 shares at a weighted-average price of $35.23. This program concluded on November 8, 2006 when the maximum number of shares had been repurchased. This repurchase plan followed a prior repurchase plan for up to 5,000,000 shares which concluded on January 13, 2006. We repurchased 3,029,700 shares at a weighted average price of $31.17 per share under this program. On December 13, 2006, we commenced another open market repurchase program for up to 5,000,000 shares of our common stock not to exceed $200 million in repurchases. This program will conclude at the earlier of three years or when the maximum number of shares have been repurchased. As of September 30, 2007, we have not repurchased any shares under this program.
We have not paid any dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. Our new credit facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $400 million. The indenture governing our Notes also limits our ability to pay dividends and/or repurchase stock. As of September 30, 2007, the amount of permitted dividends and/or stock repurchases permitted under the indenture was $305.2 million.
Item 3. Defaults Upon Senior Securities
None
Item 4. Submission of Matters to a Vote of Security Holders
None
Item 5. Other Information
None

Item 6. Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 2, 2007	COMMUNITY HEALTH SYSTEMS, INC. (Registrant)
	By:	/s/ Wayne T. Smith
Wayne T. Smith
Chairman of the Board, President and Chief Executive Officer (principal executive officer)

By:	/s/ W. Larry Cash
W. Larry Cash
Executive Vice President, Chief Financial Officer and Director (principal financial officer)

By:	/s/ T. Mark Buford
T. Mark Buford
Vice President and Corporate Controller (principal accounting officer)

Index to Exhibits

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.