Form 10-K
period 2007-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2008-02-29
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,838,926,302. Market value is determined by reference to the closing price on June 30, 2007 of the Registrant’s Common Stock as reported by the New York Stock Exchange. The Registrant does not (and did not at June 30, 2007) have any non-voting common stock outstanding. As of February 1, 2008, there were 96,618,751 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this annual report is incorporated by reference from portions of the Registrant’s definitive proxy statement for its 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2007.

FORM 10-K ANNUAL REPORT

COMMUNITY HEALTH SYSTEMS, INC.
Year ended December 31, 2007

PART I

Item 1.	BUSINESS OF COMMUNITY HEALTH SYSTEMS

Overview of Our Company

We are the largest publicly traded operator of hospitals in the United States in terms of number of facilities and net operating revenues. We provide healthcare services through these hospitals that we own and operate in non-urban and selected urban markets throughout the United States. As of December 31, 2007, included in our continuing operations, are 115 hospitals that we owned, leased or operated. These hospitals are geographically diversified across 27 states, with an aggregate of 16,971 licensed beds. We generate revenues by providing a broad range of general and specialized hospital healthcare services to patients in the communities in which we are located. Services provided by our hospitals include, but are not limited to, general acute care services, emergency room services, general and specialty surgery, critical care, internal medicine, obstetrics and diagnostic services. As part of providing these services we also own, outright or through partnerships with physicians, physician practices, imaging centers, and ambulatory surgery centers. In addition to our hospitals and related businesses, we also own and operate home health agencies, including four home health agencies located in markets where we do not operate a hospital. Through our corporate ownership and operation of these businesses we provide: standardization and centralization of operations across key business areas; a strategic direction to expand and improve services and facilities at our hospitals; implementation of quality of care improvement programs; and assistance in the recruitment of additional physicians to the markets in which our hospitals are located. In a number of our markets, we have partnered with local physicians or not-for-profit providers, or both, in the ownership of our facilities. Through our wholly-owned subsidiary, Quorum Health Resources, LLC (“QHR”), we also provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States.

Our strategy also includes growth by acquisition. We target hospitals in growing, non-urban and select urban healthcare markets for acquisition because of their favorable demographic and economic trends and competitive conditions. Because these service areas have smaller populations, there are generally fewer hospitals and other healthcare service providers in these communities and generally a lower level of managed care presence in these markets. We believe that smaller populations support less direct competition for hospital-based services. Also, we believe that these communities generally view the local hospital as an integral part of the community.

Effective July 25, 2007, we completed our acquisition of Triad Hospitals, Inc., or Triad. Of the 115 hospitals included in our continuing operations as of December 31, 2007, 43 of them were acquired as part of the acquisition of Triad. The acquisition of Triad also expanded our operations into five states where we previously did not own any facilities.

Available Information

Our Internet address is www.chs.net and the investor relations section of our website is located at www.chs.net/investor/index.html. We make available free of charge, through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as well as amendments to those reports, as soon as reasonably practical after they are filed with the Securities and Exchange Commission. Our filings are also available to the public at the website maintained by the Securities and Exchange Commission, www.sec.gov.

We also make available free of charge, through the investor relations section of our website, our Governance Principles, our Code of Conduct and the charters of our Audit and Compliance Committee, the Compensation Committee and the Governance and Nominating Committee.

We have included the Chief Executive Officer and the Chief Financial Officer certifications regarding the company’s public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 of this report. We timely submitted to the New York Stock Exchange (the “NYSE”) the 2007 Annual

CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.

Our Business Strategy

With the objective of increasing shareholder value, the key elements of our business strategy are to:

•	increase revenue at our facilities;

•	improve profitability;

•	improve quality; and

•	grow through selective acquisitions.

Increase Revenue at Our Facilities

Overview.  We seek to increase revenue at our facilities by providing a broader range of services in a more attractive care setting, as well as by supporting and recruiting physicians. We identify the healthcare needs of the community by analyzing demographic data and patient referral trends. We also work with local hospital boards, management teams, and medical staffs to determine the number and type of additional physician specialties needed. Our initiatives to increase revenue include:

•	recruiting additional primary care physicians and specialists;

•	expanding the breadth of services offered at our hospitals through targeted capital expenditures to support the addition of more complex services, including orthopedics, cardiovascular services, and urology; and

•	providing the capital to invest in technology and the physical plant at the facilities, particularly in our emergency rooms, surgery departments, critical care departments, and diagnostic services.

Physician Recruiting.  The primary method of adding or expanding medical services is the recruitment of new physicians into the community. A core group of primary care physicians is necessary as an initial contact point for all local healthcare. The addition of specialists who offer services, including general surgery, OB/GYN, cardiovascular services, orthopedics and urology, completes the full range of medical and surgical services required to meet a community’s core healthcare needs. At the time we acquire a hospital and from time to time thereafter, we identify the healthcare needs of the community by analyzing demographic data and patient referral trends. As a result of this analysis, we are able to determine what we believe to be the optimum mix of primary care physicians and specialists. We employ recruiters at the corporate level to support the local hospital managers in their recruitment efforts. We have increased the number of physicians affiliated with us through our recruiting efforts, net of turnover, by approximately 440 in 2007, 300 in 2006 and 290 in 2005. The percentage of recruited or other physicians commencing practice with us that were specialists was over 50% in 2007. Although in recent years we have begun employing more physicians, most of our physicians are in private practice in their communities and are not our employees. We have been successful in recruiting physicians because of the practice opportunities afforded physicians in our markets, as well as lower managed care penetration as compared to larger urban areas.

Emergency Room Initiatives.  Given that over approximately 55% of our hospital admissions originate in the emergency room, we systematically take steps to increase patient flow in our emergency rooms as a means of optimizing utilization rates for our hospitals. Furthermore, the impression of our overall operations by our customers is substantially influenced by our emergency rooms since generally that is their first experience with our hospitals. The steps we take to increase patient flow in our emergency rooms include renovating and expanding our emergency room facilities, improving service and reducing waiting times, as well as publicizing our emergency room capabilities in the local community. We have expanded or renovated 13 of our emergency rooms during the past three years, including three in 2007. We have also implemented marketing campaigns that emphasize the speed, convenience, and quality of our emergency rooms to enhance each community’s awareness of our emergency room services.

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

Expansion of Services.  In an effort to better meet the healthcare needs of the communities we serve and to capture a greater portion of the healthcare spending in our markets, we have added a broad range of services to our facilities. These services range from various types of diagnostic equipment capabilities to additional and renovated emergency rooms, surgical and critical care suites and specialty services. For example, in 2007, we spent $61 million as a part of 35 major construction projects. This includes $15.1 million on 9 major construction projects which have been started at the hospitals acquired in the Triad acquisition. The 2007 projects included new emergency rooms, cardiac cathertization labs, intensive care units, hospital additions, and an ambulatory surgery center. These projects improved various diagnostic and other inpatient and outpatient service capabilities. We continue to believe that appropriate capital investments in our facilities combined with the development of our service capabilities will reduce the migration of patients to competing providers while providing an attractive return on investment. We also employ a small group of clinical consultants at our corporate headquarters to assist the hospitals in their development of surgery, emergency services, critical care and cardiovascular services. In conjunction with an interest in a joint venture that we acquired as part of the Triad acquisition, pursuant to the terms of the joint venture agreement, we built an acute care hospital in Cedar Park, Texas, which opened in December 2007. The joint venture partner is a not-for-profit entity. Since the Triad acquisition, we spent approximately $38.6 million in construction costs, including equipment related to this hospital. We estimate approximately $2 million will be spent in 2008 to complete this hospital.

Managed Care Strategy.  Managed care has seen growth across the U.S. as health plans expand service areas and membership in an attempt to control rising medical costs. As we service primarily non-urban markets, we do not have significant relationships with managed care organizations, including Medicare+Choice HMOs, now referred to as Medicare Advantage. We have responded with a proactive and carefully considered strategy developed specifically for each of our facilities. Our experienced corporate managed care department reviews and approves all managed care contracts, which are organized and monitored using a central database. The primary mission of this department is to select and evaluate appropriate managed care opportunities, manage existing reimbursement arrangements and negotiate increases. Generally, we do not intend to enter into capitated or risk sharing contracts. However, some purchased hospitals have risk sharing contracts at the time of our acquisition of them. We seek to discontinue these contracts to eliminate risk retention related to payment for patient care. We do not believe that we have, at the present time, any risk sharing contracts that would have a material impact on our results of operations.

Improve Profitability

Overview.  To improve efficiencies and increase operating margins, we implement cost containment programs and adhere to operating philosophies that include:

•	standardizing and centralizing our operations;

•	optimizing resource allocation by utilizing our company-devised case and resource management program, which assists in improving clinical care and containing expenses;

•	capitalizing on purchasing efficiencies through the use of company-wide standardized purchasing contracts and terminating or renegotiating specified vendor contracts;

•	installing a standardized management information system, resulting in more efficient billing and collection procedures; and

•	monitoring and enhancing productivity of our human resources.

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

•	Billing and Collections. We have adopted standard policies and procedures with respect to billing and collections. We have also automated and standardized various components of the collection cycle, including statement and collection letters and the movement of accounts through the collection cycle. Upon completion of an acquisition, our management information system team converts the hospital’s existing information system to our standardized system. This enables us to quickly implement our business controls and cost containment initiatives.

•	Physician Support. We support our newly recruited physicians to enhance their transition into our communities. We have implemented physician practice management seminars and training. We host these seminars bi-monthly. All newly recruited physicians are required to attend a three-day introductory seminar that covers issues involved in starting up a practice.

•	Procurement and Materials Management. We have standardized and centralized our operations with respect to medical supplies, equipment and pharmaceuticals used in our hospitals. We have a participation agreement with HealthTrust Purchasing Group, L.P. (“Health Trust”), a group purchasing organization (“GPO”). HealthTrust is the source for a substantial portion of our medical supplies, equipment and pharmaceuticals. This agreement extends to March 2010, with automatic renewal terms of one year unless either party terminates by giving notice of non-renewal.

•	Facilities Management. We have standardized interiors, lighting and furniture programs. We have also implemented a standard process to initiate, evaluate and complete construction projects. Our corporate staff monitors all construction projects, and reviews and pays all construction project invoices. Our initiatives in this area have reduced our construction costs while maintaining the same level of quality and have shortened the time it takes us to complete these projects.

•	Other Initiatives. We have also improved margins by implementing standard programs with respect to ancillary services in areas including emergency rooms, pharmacy, laboratory, imaging, home health, skilled nursing, centralized outpatient scheduling and health information management. We have reduced costs associated with these services by improving contract terms and standardizing information systems. We work to identify and communicate best practices and monitor these improvements throughout the Company.

•	Internal Controls Over Financial Reporting. We have centralized many of our significant internal controls over financial reporting and standardized those other controls that are performed at our hospital locations. We continuously monitor compliance with and evaluate the effectiveness of our internal controls over financial reporting.

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

In each year since 1997, we have met or exceeded our acquisition goals. Occasionally, we have pursued acquisition opportunities outside of our specified criteria when such opportunities have had uniquely favorable characteristics. In addition to two hospitals acquired from local governmental entities in 2007, we also acquired Triad, which, at the time of our acquisition, owned and operated 50 hospitals in 17 states across the U.S., with 1 hospital in Ireland. Although we intend to meet our acquisition goal in 2008, by completing the previously announced acquisition of a two hospital system in Spokane, Washington, we do not anticipate actively pursuing acquisitions for the remainder of 2008 as we continue to concentrate on the integration of Triad. Beyond 2008, we intend on returning to our strategy of growing through selective acquisitions. We currently estimate that there are approximately 400 hospitals that meet our acquisition criteria. These hospitals are primarily owned by governmental, not-for-profit, or faith based agencies.

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

At the time we acquire a hospital, we may commit to an amount of capital expenditures, such as a replacement facility, renovations, or equipment over a specified period of time. As an obligation under hospital purchase agreements in effect as of December 31, 2007, we are required to build replacement facilities in Petersburg, Virginia, by August 2008, Clarksville, Tennessee by June 2009, Shelbyville, Tennessee by June 2009 and Valparaiso, Indiana by April 2011. Also, as required by an amendment to a lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location. In conjunction with a joint venture agreement with a non-profit entity, we constructed an acute care hospital in Cedar Park, Texas, which opened in December 2007. Estimated construction costs, including equipment costs, are approximately $761.4 million for these five replacement hospitals and one de novo hospital of which approximately $362.1 million has been incurred to date (including costs incurred by Triad prior to our acquisition). In addition, other commitments under purchase agreements, which include amounts for costs such as capital improvements, equipment, selected leases and physician recruiting in effect as of December 31, 2007, obligate us to spend approximately $265.6 million through 2011.

Integration of Triad

We believe we can improve and grow the operations of the hospitals we acquired in the acquisition of Triad through our standardization and centralization strategies related to billing and collections, physician recruiting, emergency room initiatives, managed care contracting and our various improvement strategies, as previously discussed. We believe our objective of increasing shareholder value through this acquisition can be achieved through a combination of standardization of the information systems, the implementation of controls designed to enhance discipline over capital spending and synergies in overhead costs obtained through economies of scale.

Industry Overview

The Centers for Medicare and Medicaid Services, or CMS, reported that in 2006 total U.S. healthcare expenditures grew by 6.7% to $2.1 trillion. It projected total U.S. healthcare spending to grow by 6.6% in 2007, by an average of 7.0% annually from 2008 through 2010 and by 6.9% annually from 2011 through 2016. By these estimates, healthcare expenditures will account for approximately $4.1 trillion, or 19.6% of the total U.S. gross domestic product, by 2016.

Hospital services, the market in which we operate, is the largest single category of healthcare at 31% of total healthcare spending in 2006, or $648.2 billion, as reported by CMS. CMS projects the hospital services category to grow by at least 6.8% per year through 2016. It expects growth in hospital healthcare spending to continue due to the aging of the U.S. population and consumer demand for expanded medical services. As hospitals remain the primary setting for healthcare delivery, it expects hospital services to remain the largest category of healthcare spending.

U.S. Hospital Industry.  The U.S. hospital industry is broadly defined to include acute care, rehabilitation, and psychiatric facilities that are either public (government owned and operated), not-for-profit private (religious or secular), or for-profit institutions (investor owned). According to the American Hospital Association, there are approximately 4,900 inpatient hospitals in the U.S. which are not-for-profit owned, investor owned, or state or local government owned. Of these hospitals, approximately 41% are located in non-urban communities. We believe that a majority of these hospitals are owned by not-for-profit or governmental entities. These facilities offer a broad range of healthcare services, including internal medicine, general surgery, cardiology, oncology, orthopedics, OB/GYN, and emergency services. In addition, hospitals also offer other ancillary services including psychiatric, diagnostic, rehabilitation, home health, and outpatient surgery services.

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

We believe that non-urban hospitals are generally able to obtain higher operating margins than urban hospitals. Factors contributing to a non-urban hospital’s margin advantage include fewer patients with complex medical problems, a lower cost structure, limited competition, and favorable Medicare payment provisions. Patients needing the most complex care are more often served by the larger and/or more specialized urban hospitals. A non-urban hospital’s lower cost structure results from its geographic location, as well as the lower number of patients treated who need the most highly advanced services. Additionally, because non-urban hospitals are generally sole providers or one of a small group of providers in their markets, there is limited competition. This generally results in more favorable pricing with commercial payors. Medicare has special payment provisions for “sole community hospitals.” Under present law, hospitals that qualify for this designation can receive higher reimbursement rates. As of December 31, 2007, 26 of our hospitals were “sole community hospitals.” In addition, we believe that non-urban communities are generally characterized by a high level of patient and physician loyalty that fosters cooperative relationships among the local hospitals, physicians, employees and patients.

The type of third party responsible for the payment of services performed by healthcare service providers is also an important factor which affects hospital operating margins. These providers have increasingly exerted pressure on healthcare service providers to reduce the cost of care. The most active providers in this regard have been HMOs, PPOs, and other managed care organizations. The characteristics of non-urban markets make them less attractive to these managed care organizations. This is partly because the limited size of non-urban markets and their diverse, non-national employer bases minimize the ability of managed care organizations to achieve economies of scale as compared to economics of scale that can be achieved in many urban markets.

Hospital Industry Trends

Demographic Trends.  According to the U.S. Census Bureau, there are presently approximately 37.3 million Americans aged 65 or older in the U.S. who comprise approximately 12.4% of the total

U.S. population. By the year 2030, the number of elderly is expected to climb to 71.5 million, or 20% of the total population. Due to the increasing life expectancy of Americans, the number of people aged 85 years and older is also expected to increase from 5.3 million to 9.6 million by the year 2030. This increase in life expectancy will increase demand for healthcare services and, as importantly, the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among the main beneficiaries of this increase in demand. Based on data compiled for us, the populations of the service areas where our hospitals are located grew by 23.4% from 1990 to 2006 and are expected to grow by 6.1% from 2006 to 2010. The number of people aged 55 or older in these service areas grew by 34.4% from 1990 to 2006 and is expected to grow by 14.1% from 2006 to 2010.

Consolidation.  During recent years a significant amount of private equity capital has been invested into the hospital industry. Also, in addition to our own acquisition of Triad in 2007, consolidation activity, primarily through mergers and acquisitions involving both for-profit and not-for-profit hospital systems is continuing. Reasons for this activity include:

•	excess capacity of available capital;

•	valuation levels;

•	financial performance issues, including challenges associated with changes in reimbursement and collectability of self-pay revenue;

•	the desire to enhance the local availability of healthcare in the community;

•	the need and ability to recruit primary care physicians and specialists;

•	the need to achieve general economies of scale and to gain access to standardized and centralized functions, including favorable supply agreements and access to malpractice coverage; and

•	regulatory changes.

Selected Operating Data

The following table sets forth operating statistics for our hospitals for each of the years presented, which are included in our continuing operations. Statistics for 2007 include a full year of operations for 70 hospitals and partial periods for 45 hospitals. Statistics for 2006 include a full year of operations for 63 hospitals and partial periods for 7 hospitals acquired during the year. Statistics for 2005 include a full year of operations for 59 hospitals and partial periods for 4 hospitals acquired during the year less one hospital that was consolidated with another hospital we own in the same community. Hospitals which have been sold and hospitals which are classified as held for sale are excluded from all periods presented.

	Year Ended December 31,
	2007	2006	2005
	(Dollars in thousands)

Consolidated Data
Number of hospitals (at end of period)	115	70	63
Licensed beds(1)	16,971	8,406	7,398
Beds in service(2)	14,604	6,753	5,986
Admissions(3)	463,212	307,964	275,044
Adjusted admissions(4)	848,707	570,969	508,037
Patient days(5)	1,941,887	1,264,256	1,140,605
Average length of stay (days)(6)	4.2	4.1	4.1
Occupancy rate (beds in service)(7)	52.4%	54.3%	54.4%
Net operating revenues	$7,127,494	$4,180,136	$3,576,117
Net inpatient revenues as a % of total net operating revenues	49.3%	50.0%	50.8%
Net outpatient revenues as a % of total net operating revenues	48.6%	48.8%	48.0%
Net Income	$30,289	$168,263	$167,544
Net Income as a % of total net operating revenues	0.4%	4.0%	4.7%
Liquidity Data
Adjusted EBITDA(8)	$827,032	$564,339	$555,725
Adjusted EBITDA as a % of total net operating revenues(8)	11.6%	13.5%	15.5%
Net cash flows provided by operating activities	$687,738	$350,255	$411,049
Net cash flows provided by operating activities as a % of total net operating revenues	9.6%	8.4%	11.5%
Net cash flows used in investing activities	$(7,498,858)	$(640,257)	$(327,272)
Net cash flows provided by (used in) financing activities	$6,903,428	$226,460	$(62,167)

See pages 9 through 11 for footnotes.

	Year Ended December 31,		(Decrease)
	2007	2006	Increase
	(Dollars in thousands)

Same-Store Data(9)
Admissions(3)	434,317	439,056	(1.1)%
Adjusted admissions(4)	792,190	789,184	(0.4)%
Patient days(5)	1,824,399	1,872,581
Average length of stay (days)(6)	4.2	4.3
Occupancy rate (beds in service)(7)	52.6%	54.4%
Net operating revenues	$6,571,528	$6,308,656
Income from operations	$460,110	$550,519
Income from operations as a% of net operating revenues	7.0%	8.7%
Depreciation and amortization	$293,972	$279,485
Equity in earnings of unconsolidated affiliates	$23,627	$20,105

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)	Beds in service are the number of beds that are readily available for patient use.

(3)	Admissions represent the number of patients admitted for inpatient treatment.

(4)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(5)	Patient days represent the total number of days of care provided to inpatients.

(6)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(7)	We calculated percentages by dividing the average daily number of inpatients by the weighted average of beds in service.

(8)	EBITDA consists of net income (loss) before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to exclude discontinued operations, loss from early extinguishment of debt and minority interest in earnings. We have from time to time sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. We believe that it is useful to present adjusted EBITDA because it excludes the portion of EBITDA attributable to these third party interests and clarifies for investors our portion of EBITDA generated by continuing operations. We use adjusted EBITDA as a measure of liquidity. We have included this measure because we believe it provides investors with additional information about our ability to incur and service debt and make capital expenditures. Adjusted EBITDA is the basis for a key component in the determination of our compliance with some of the covenants under our senior secured credit facility, as well as to determine the interest rate and commitment fee payable under the senior secured credit facility. (Although Adjusted EBITDA does not include all of the adjustments described in the senior secured credit facility).

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

The following table reconciles adjusted EBITDA, as defined, to our net cash provided by operating activities as derived directly from our consolidated financial statements for the years ended December 31, 2007, 2006, and 2005 (in thousands):

	Year Ended December 31,
	2007	2006	2005

Adjusted EBITDA	$827,032	$564,339	$555,725
Interest expense, net	(364,533)	(94,411)	(87,185)
Provision for income taxes	(43,003)	(110,152)	(119,804)
Deferred income taxes	(39,894)	(25,228)	9,889
Loss from operations of hospitals sold or held for sale	(11,067)	(6,873)	(8,737)
Income tax benefit on the non-cash impairment and loss on sale of hospitals	4,457	1,378	924
Depreciation and amortization of discontinued operations	16,365	9,485	8,900
Stock compensation expense	38,771	20,073	4,957
Excess tax benefits relating to stock based compensation	(1,216)	(6,819)	—
Other non-cash (income) expenses, net	19,017	500	740
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	131,300	(71,141)	(47,455)
Supplies, prepaid expenses and other current assets	(31,977)	(4,544)	(16,838)
Accounts payable, accrued liabilities and income taxes	125,959	52,151	84,956
Other	16,527	21,497	24,977

Net cash provided by operating activities	$687,738	$350,255	$411,049

(9)	Includes former Triad hospital’s data, as if they were owned August 1 through December 31, for both comparable periods and other acquired hospitals to the extent we operated them during comparable periods in both years.

Sources of Revenue

We receive payment for healthcare services provided by our hospitals from:

•	the federal Medicare program;

•	state Medicaid or similar programs;

•	healthcare insurance carriers, health maintenance organizations or “HMOs,” preferred provider organizations or “PPOs,” and other managed care programs; and

•	patient directly.

The following table presents the approximate percentages of net operating revenue received from Medicare, Medicaid, managed care, self-pay and other sources for the periods indicated. The data for the years presented are not strictly comparable due to the significant effect that hospital acquisitions have had on these statistics.

Net Operating Revenues by Payor Source	2007	2006	2005

Medicare	29.0%	30.4%	31.8%
Medicaid	10.3%	11.1%	11.2%
Managed Care and other third party payors	50.7%	46.7%	45.6%
Self-pay	10.0%	11.8%	11.4%

Total	100.0%	100.0%	100.0%

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

In addition to government programs, we are paid by private payors, which include insurance companies, HMOs, PPOs, other managed care companies, employers, and by patients directly. Blue Cross payors are included in “Managed Care and other third party payors” line in the above table. Patients are generally not responsible for any difference between customary hospital charges and amounts paid for hospital services by Medicare and Medicaid programs, insurance companies, HMOs, PPOs, and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. To further reduce their healthcare costs, an increasing number of insurance companies, HMOs, PPOs, and other managed care companies are negotiating discounted fee structures or fixed amounts for hospital services performed, rather than paying healthcare providers the amounts billed. We negotiate discounts with managed care companies, which are typically smaller than discounts under governmental programs. If an increased number of insurance companies, HMOs, PPOs, and other managed care companies succeed in negotiating discounted fee structures or fixed amounts, our results of operations may be negatively affected. For more information on the payment programs on which our revenues depend, see “Payment” on page 16.

As of December 31, 2007, Pennsylvania and Texas represented the only areas of geographic concentration. Net operating revenues as a percentage of consolidated net operating revenues generated in Pennsylvania were 13.1% in 2007, 22.0% in 2006 and 23.1% in 2005. Net operating revenues as a percentage of consolidated net operating revenues generated in Texas were 13.0% in 2007, 10.4% in 2006 and 11.6% in 2005.

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

Recent Changes.  In recent years, numerous changes have been made in the oversight of health care providers to provide an increased emphasis on the linkage between quality of care criteria and payment levels. For example, hospital Medicare payments are now impacted by the hospital’s accurate reporting of the basic elements of care provided to patients with certain diagnoses. The federal government, numerous states, and several managed care organizations have begun to initiate payment prohibitions for care associated with events considered preventable by the provider, such as falls, incorrect blood transfusion matching, and wrong site surgeries. As another indication of this trend and focus, the Joint Commission no longer gives numerical scores at scheduled triennial surveys; they now score hospitals and other accredited providers on a pass-fail basis based on unannounced surveys. Because hospitals no longer are able to prepare for a survey at a time certain, it is possible that there will be an increase in negative survey findings, which could lead to a loss of accreditation. Other provider types are facing similar changes in payment and quality oversight.

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

We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians own interests in a number of our facilities. Physicians may also own our stock. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, management agreements, and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives include relocation, reimbursement for certain direct expenses, income guarantees and, in some cases, loans. Although we believe that we have structured our arrangements with physicians in light of the “safe harbor” rules, we cannot assure you that regulatory authorities will not determine otherwise. If that happens, we could be subject to criminal and civil penalties and/or exclusion from participating in Medicare, Medicaid, or other government healthcare programs.

The Social Security Act also includes a provision commonly known as the “Stark law.” This law prohibits physicians from referring Medicare patients to healthcare entities in which they or any of their immediate family members have ownership interests or other financial arrangements. These types of referrals are commonly known as “self referrals.” Sanctions for violating the Stark law include denial of payment, civil money penalties, assessments equal to twice the dollar value of each service, and exclusion from government payor programs. There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital. Another exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, and recruitment agreements. From time to time, the federal government has issued regulations which interpret the provisions included in the Stark law. We strive to comply with the Stark law and regulations; however, the government may interpret the law and regulations differently. If we are found to have violated the Stark law or regulations, we could be subject to significant sanctions, including damages, penalties, and exclusion from federal health care programs.

Many states in which we operate also have adopted similar laws relating to financial relationships with physicians. Some of these state laws apply even if the payment for care does not come from the government. These statutes typically provide criminal and civil penalties as well as loss of licensure. While there is little precedent for the interpretation or enforcement of these state laws, we have attempted to structure our financial relationships with physicians and others in light of these laws. However, if we are found to have violated these state laws, it could result in the imposition of criminal and civil penalties as well as possible licensure revocation.

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

A number of states in which we operate have enacted state false claims legislation. These state false claims laws are generally modeled on the federal FCA, with similar damages, penalties, and qui tam enforcement provisions. An increasing number of healthcare false claims cases seek recoveries under both federal and state law.

Provisions in the Deficit Reduction Act of 2005 (“DRA”) that went into effect on January 1, 2007 give states significant financial incentives to enact false claims laws modeled on the federal FCA. Additionally, the DRA requires every entity that receives annual payments of at least $5 million from a state Medicaid plan to establish written policies for its employees that provide detailed information about federal and state false claims statutes and the whistleblower protections that exist under those laws. Both provisions of the DRA are expected to result in increased false claims litigation against health care providers. We have substantially complied with the written policy requirements.

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

Certificates of Need.  The construction of new facilities, the acquisition of existing facilities and the addition of new services at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. We operate 59 hospitals in 15 states that have adopted certificate of need laws for acute care facilities. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of a hospital’s licenses.

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

Payments for inpatient acute services are generally made pursuant to a prospective payment system, commonly known as “PPS.” Under PPS, our hospitals are paid a predetermined amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group, commonly known as a (“DRG”), based upon the patient’s condition and treatment during the relevant inpatient stay. For the federal fiscal year 2007 (i.e., the federal fiscal year beginning October 1, 2006), each

DRG was assigned a payment rate using 67% of the national average charge per case and 33% of the national average cost per case. For the federal fiscal year 2008, each DRG is assigned a payment rate using 67% of the national average cost per case and 33% of the national average charge per case and 50% of the change to severity adjusted DRG weights. Severity adjusted DRG’s more accurately reflect the costs a hospital incurs for caring for a patient and accounts more fully for the severity of each patient’s condition. For the federal fiscal year 2009, each DRG is assigned a payment rate using 100% of the national average cost per case and 100% of the severity adjusted DRG weights. DRG payments are based on national averages and not on charges or costs specific to a hospital. However, DRG payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. While a hospital generally does not receive payment in addition to a DRG payment, hospitals may qualify for an “outlier” payment when the relevant patient’s treatment costs are extraordinarily high and exceed a specified regulatory threshold.

The DRG rates are adjusted by an update factor on October 1 of each year, the beginning of the federal fiscal year. The index used to adjust the DRG rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. Under the Medicare Prescription Drug, Improvement and Modernization Act of 2003, DRG payment rates were increased by the full “market basket index”, for the federal fiscal years 2005, 2006, 2007 and 2008 or 3.3%, 3.7%, 3.4% and 3.3%, respectively. The Deficit Reduction Act of 2005 imposes a 2% reduction to the market basket index beginning in the federal fiscal year 2007, and thereafter, if patient quality data is not submitted. We intend to comply with this data submission requirement. Future legislation may decrease the rate of increase for DRG payments, but we are not able to predict the amount of any reduction or the effect that any reduction will have on us.

In addition, hospitals may qualify for Medicare disproportionate share payments when their percentage of low income patients exceeds specified regulatory thresholds. A majority of our hospitals qualify to receive Medicare disproportionate share payments. For the majority of our hospitals that qualify to receive Medicare disproportionate share payments, these payments were increased by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 effective April 1, 2004. These Medicare disproportionate share payments as a percentage of net operating revenues were 1.8% for the year ended December 31, 2007 and 2.1% for each of the two years ended December 31, 2006 and 2005.

Beginning August 1, 2000, we began receiving Medicare reimbursement for outpatient services through a PPS. Under the Balanced Budget Refinement Act of 1999, non-urban hospitals with 100 beds or less were held harmless through December 31, 2004 under this Medicare outpatient PPS. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 extended the hold harmless provision for non-urban hospitals with 100 beds or less and for non-urban sole community hospitals with more than 100 beds through December 31, 2005. The Deficit Reduction Act of 2005 extended the hold harmless provision for non-urban hospitals with 100 beds or less that are not sole community hospitals through December 31, 2008; however that Act reduced the amount these hospitals would receive in hold harmless payment by 5% in 2006, 10% in 2007 and 15% in 2008. Of our 115 hospitals in continuing operations at December 31, 2007, 31 qualified for this relief. The outpatient conversion factor was increased 3.3% effective January 1, 2005; however, coupled with adjustments to other variables within the outpatient PPS resulted in an approximate 4.8% to 5.2% net increase in outpatient PPS payments. The outpatient conversion factor was increased 3.7% effective January 1, 2006; however coupled with adjustments to other variables with the outpatient PPS, an approximate 2.2% to 2.6% net increase in outpatient payments occurred. The outpatient conversion factor was increased 3.4% effective January 1, 2007; however, coupled with adjustments to other variables with the outpatient PPS, an approximate 2.5% to 2.9% net increase in outpatient payments occurred. The outpatient conversion factor was increased 3.3% effective January 1, 2008; however, coupled with adjustments to other variables with outpatient PPS, an approximate 3.0% to 3.4% net increase in outpatient payments is expected to occur.

Skilled nursing facilities and swing bed facilities were historically paid by Medicare on the basis of actual costs, subject to limitations. The Balanced Budget Act of 1997 established a PPS for Medicare skilled nursing facilities and mandated that swing bed facilities must be incorporated into the skilled nursing facility PPS. For federal fiscal year 2005, skilled nursing facility PPS payment rates were increased by the full market basket of 2.8%. For federal fiscal year 2006, skilled nursing facility PPS payment rates were increased 3.1%; however coupled with adjustments to other variables within the skilled nursing facility PPS, an approximate 3.9% to

4.3% net increase in skilled nursing facility PPS payments occurred. Skilled nursing facility PPS rates were increased by the full SNF market basket index of 3.1% and 3.3% for the federal fiscal years 2007 and 2008, respectively.

The Department of Health and Human Services established a PPS for home health services effective October 1, 2000. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 implemented an 0.8% reduction to the market basket increase to the home health agency PPS per episodic payment rate effective April 1, 2004 and for the federal fiscal years 2005 and 2006, and increased Medicare payments by 5.0% to home health services provided in rural areas from April 1, 2004 through March 31, 2005. The Deficit Reduction Act of 2005 extended the 5.0% increase to home health services provided in rural areas for an additional year effective January 1, 2006 and froze home health agency payments for 2006 at 2005 levels. The home health agency PPS per episodic payment rate increased by 2.3% on January 1, 2005, 0% on January 1, 2006, and 3.3% on January 1, 2007. The home health agency PPS per episodic payment rate increased by 3% on January 1, 2008; however, coupled with adjustments to other variables with home health agency PPS, an approximate 1.5% to 1.9% net increase in home health agency payments is expected to occur.

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

Supply Contracts

In March 2005, we began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust, a GPO in which we are a minority partner. Triad was also a minority partner in HeathTrust and we acquired their ownership interest and contractual rights in the acquisition. As of December 31, 2007, we have a 19.3% ownership in HealthTrust. By participating in this organization we are able to procure items at competitively priced rates for our hospitals. There can be no assurance that our arrangement with HealthTrust will continue to provide the discounts we expect to achieve.

Competition

The hospital industry is highly competitive. An important part of our business strategy is to continue to acquire hospitals in non-urban markets and select urban markets. However, other for-profit hospital companies and not-for-profit hospital systems generally attempt to acquire the same type of hospitals as we do. In addition, some hospitals are sold through an auction process, which may result in higher purchase prices than we believe are reasonable.

In addition to the competition we face for acquisitions, we must also compete with other hospitals and healthcare providers for patients. The competition among hospitals and other healthcare providers for patients has intensified in recent years. Our hospitals are located in non-urban and selected urban service areas. Those hospitals in non-urban service areas face no direct competition because there are no other hospitals in their primary service areas. However, these hospitals do face competition from hospitals outside of their primary service area, including hospitals in urban areas that provide more complex services. Patients in those service areas may travel to these other hospitals for a variety of reasons, including the need for services we do not offer or physician referrals. Patients who are required to seek services from these other hospitals may subsequently shift their preferences to those hospitals for services we do provide. Those hospitals in selected urban service areas may face competition from hospitals that are more established than our hospitals. Certain of these competing facilities offer services, including extensive medical research and medical education programs, which are not offered by our facilities. In addition, in certain markets where we operate, there are large teaching hospitals that provide highly specialized facilities, equipment and services that may not be available at our hospitals.

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

Employees

At December 31, 2007, we employed approximately 59,000 full-time employees and 23,200 part-time employees. Of these employees, approximately 2,600 are union members. We currently believe that our labor relations are good.

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

Environmental Insurance for the Former Triad Hospitals

We are insured for both storage tank and pollution issues for the former Triad hospitals under one insurance policy. Our policy coverage is $2 million per occurrence with a $25,000 deductible and a $10 million annual aggregate.

Environmental Insurance for All Other Community Health Systems Hospitals

We are insured for onsite and offsite third party bodily injury, property damage and clean up costs including business interruption coverage for actual losses or rental value resulting from pollution issues. Our policy coverage for pollution is $3 million per occurrence with a $100,000 deductible and a $6 million annual aggregate.

We are insured for damages of personal property or environmental injury arising out of environmental impairment of both underground and above ground storage tanks for all of our hospitals (other than the former Triad hospitals). This policy also pays for the clean up resulting from storage tanks. Our policy coverage is $2 million per occurrence with a $25,000 deductible and a $5 million annual aggregate.

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

We are significantly leveraged. The chart below shows our level of indebtedness and other information as of December 31, 2007. In connection with the consummation of our acquisition of Triad, a $7.215 billion of senior secured financing under a new credit facility, or “New Credit Facility”, was obtained by our wholly-owned subsidiary, CHS/Community Health Systems, Inc. or CHS. CHS also issued the 8.875% senior notes, of the “Notes”, having an aggregate principal amount of $3.021 billion. Both the indebtedness under the New Credit Facility and the Notes are senior obligations of CHS and are guaranteed on a senior basis by us and by certain of our domestic subsidiaries. We used the net proceeds from the Notes offering and the net proceeds of the $6.065 billion term loans under the New Credit Facility to pay the consideration under the merger agreement with Triad, to refinance certain of our existing indebtedness and the indebtedness of Triad, to complete certain related transactions, to pay certain costs and expenses of the transactions and for general corporate uses. As of December 31, 2007, a $750 million revolving credit facility and a $300 million delayed draw term loan facility are available to us for working capital and general corporate purposes under the New Credit Facility, with $36 million of the revolving credit facility being set aside for outstanding letters of credit.

Also, in connection with the consummation of the acquisition of Triad, we completed an early repayment of the $300 million aggregate principal amount of 6.5% Senior Subordinated Notes due 2012 through a cash tender offer and consent solicitation.

As of
December 31, 2007
($ in millions)

Senior secured credit facility
Term loans	$5,965.0
Notes	3,021.3
Other	111.8

Total debt	9,098.1

Stockholder equity	1,710.8

As of December 31, 2007, our $3.750 billion notional amount of interest rate swap agreements represented approximately 63% of our variable rate debt. On a prospective basis, a 1% change in interest rates on the remaining unhedged variable rate debt existing as of December 31, 2007, would result in interest expense fluctuating approximately $22 million per year.

The New Credit Facility agreement and/or the Notes contain various covenants that limit our ability to take certain actions, including our ability to:

•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	repurchase capital stock;

•	make restricted payments, including paying dividends and making investments;

•	redeem debt that is junior in right of payment to the notes;

•	create liens;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into agreements that restrict dividends from subsidiaries;

•	merge, consolidate, sell or otherwise dispose of substantial portions of our assets;

•	enter into transactions with affiliates; and

•	guarantee certain obligations.

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

Our leverage could have important consequences for you, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;

•	a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures, and future business opportunities;

•	the debt service requirements of our indebtedness could make it more difficult for us to satisfy our financial obligations;

•	some of our borrowings, including borrowings under our New Credit Facility, are at variable rates of interest, exposing us to the risk of increased interest rates;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.

We may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the notes do not fully prohibit us from doing so. For example, under the indenture for the Notes, we may incur up to $7.815 billion pursuant to a credit facility or a qualified receivables transaction, less certain amounts repaid with the proceeds of asset dispositions. Our New Credit Facility provides for commitments of up to $7.115 billion in the aggregate. Our New Credit Facility also gives us the ability to provide for one or more additional tranches of term loans in aggregate principal amount of up to $600 million without the consent of the existing lenders if specified criteria are satisfied. If new debt is added to our current debt levels, the related risks that we now face could intensify.

If competition decreases our ability to acquire additional hospitals on favorable terms, we may be unable to execute our acquisition strategy.

An important part of our business strategy is to acquire two to four hospitals each year. However, not-for-profit hospital systems and other for-profit hospital companies generally attempt to acquire the same type of hospitals as we do. Some of these other purchasers have greater financial resources than we do. Our principal competitors for acquisitions have included Health Management Associates, Inc. and LifePoint

Hospitals, Inc. On some occasions, we also compete with Universal Health Services, Inc. In addition, some hospitals are sold through an auction process, which may result in higher purchase prices than we believe are reasonable. Therefore, we may not be able to acquire additional hospitals on terms favorable to us.

If we fail to improve the operations of acquired hospitals, we may be unable to achieve our growth strategy.

Many of the hospitals we have acquired, had, or future acquisitions may have, significantly lower operating margins than we do and/or operating losses prior to the time we acquired or will acquire them. In the past, we have occasionally experienced temporary delays in improving the operating margins or effectively integrating the operations of these acquired hospitals. In the future, if we are unable to improve the operating margins of acquired hospitals, operate them profitably, or effectively integrate their operations, we may be unable to achieve our growth strategy. We acquired 50 hospitals in the Triad acquisition. In the past, we have not acquired this many hospitals at one time. We may experience delays or difficulties in improving the operating margins or effectively integrating the operations of these acquired hospitals.

Given the number of hospitals acquired, senior management may need to devote a significant amount of time to integration of the acquired hospitals, which may detract from the ability of senior management to execute our past acquisition strategy of attempting to acquire two to four hospitals each year. Except for a two hospital system, for which we currently have a definitive agreement to acquire, we do not anticipate acquiring more hospitals during 2008.

We may not be able to successfully integrate our acquisition of Triad or realize the potential benefits of the acquisition, which could cause our business to suffer.

We may not be able to combine successfully the operations of former Triad hospitals with our operations and, even if such integration is accomplished, we may never realize the potential benefits of the acquisition. The integration of former Triad hospitals with our operations requires significant attention from management and may impose substantial demands on our operations or other projects. In addition, Triad’s corporate officers did not continue their employment with us. The integration of Triad also involves a significant capital commitment, and the return that we achieve on any capital invested may be less than the return that we would achieve on our other projects or investments. Any of these factors could cause delays or increased costs of combining former Triad hospitals with us; and could adversely affect our operations, financial results and liquidity.

Certain of Triad’s joint venture partners have put or call rights, the exercise of which could affect our available cash and/or operating results. Triad entered into a number of joint venture transactions that entitle its joint venture partners to require Triad to purchase the partner’s interest or to require Triad to sell its interest to the partner. The consideration provided for in these contracts may not be at an advantageous amount vis-à-vis the consideration paid for the Triad acquisition. If these rights are exercised, we may be required to make unanticipated payments, our operations at certain facilities may be adversely affected, or we may be required to divest certain facilities.

If we acquire hospitals with unknown or contingent liabilities, we could become liable for material obligations.

Hospitals that we acquire may have unknown or contingent liabilities, including liabilities for failure to comply with healthcare laws and regulations. Although we generally seek indemnification from prospective sellers covering these matters, we may nevertheless have material liabilities for past activities of acquired hospitals. In the case of the Triad acquisition, there was no indemnification provided given the fact that Triad was a public company and the acquisition was effective through a merger.

As a result of the Triad acquisition, on a consolidated basis, we are subject to all of the potential liabilities relating to the hospitals held by Triad, including liabilities relating to pending or threatened litigation matters, which, if adversely decided, could have a material adverse effect on our future results and operations.

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

The hospital industry is highly competitive. In addition to the competition we face for acquisitions and physicians, we must also compete with other hospitals and healthcare providers for patients. The competition among hospitals and other healthcare providers for patients has intensified in recent years. Our hospitals are located in non-urban service areas. In approximately 65% of our markets, we are the sole provider of general healthcare services. In most of our other markets, the primary competitor is a not-for-profit hospital. These not-for-profit hospitals generally differ in each jurisdiction. However, our hospitals face competition from hospitals outside of their primary service area, including hospitals in urban areas that provide more complex services. Patients in our primary service areas may travel to these other hospitals for a variety of reasons. These reasons include physician referrals or the need for services we do not offer. Patients who seek services from these other hospitals may subsequently shift their preferences to those hospitals for the services we provide.

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

We have a five-year participation agreement with a GPO. This agreement extends to March 2010, with automatic renewal terms of one year, unless either party terminates by giving notice of non-renewal, which replaced a similar arrangement with another GPO. GPOs attempt to obtain favorable pricing on medical supplies with manufacturers and vendors who sometimes negotiate exclusive supply arrangements in exchange for the discounts they give. Recently some vendors who are not GPO members have challenged these exclusive supply arrangements. In addition, the U.S. Senate has held hearings with respect to GPOs and these exclusive supply arrangements. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could incur higher costs for our medical supplies obtained through HealthTrust. These higher costs could cause our operating results to decline.

There can be no assurance that our arrangement with HealthTrust will provide the discounts we expect to achieve.

If the fair value of our reporting units declines, a material non-cash charge to earnings from impairment of our goodwill could result.

At December 31, 2007, we had approximately $4.248 billion of goodwill recorded on our books. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.

Risks related to our industry

If federal or state healthcare programs or managed care companies reduce the payments we receive as reimbursement for services we provide, our net operating revenues may decline.

In 2007, 39.3% of our net operating revenues came from the Medicare and Medicaid programs. In recent years, federal and state governments made significant changes in the Medicare and Medicaid programs, including the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Some of these changes have decreased the amount of money we receive for our services relating to these programs.

In recent years, Congress and some state legislatures have introduced an increasing number of other proposals to make major changes in the healthcare system including an increased emphasis on the linkage between quality of care criteria and payment levels such as the submission of patient quality data to the Secretary of Health and Human Services. In addition, CMS conducts ongoing reviews of certain state reimbursement programs. Federal funding for existing programs may not be approved in the future. Future federal and state legislation may further reduce the payments we receive for our services. For example, the Governor of the State of Tennessee implemented cuts in the second half of 2005 in TennCare by restricting eligibility and capping specified services.

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

In addition, there are heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry, including the hospital segment. The ongoing investigations relate to various referral, cost reporting, and billing practices, laboratory and home healthcare services, and physician ownership and joint ventures involving hospitals. The Department of Justice has alleged that we and three of our New Mexico hospitals have caused the state of New Mexico to submit improper claims for federal funds in violation of the Civil False Claims Act. See Item 3. Legal Proceedings.

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

In recent years, physicians, hospitals, and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability, or related legal theories. Even in states that have imposed caps on damages, litigants are seeking recoveries under new theories of liability that might not be subject to the caps on damages. Many of these actions involve large claims and significant defense costs. To protect us from the cost of these claims, we maintain professional malpractice liability insurance and general liability insurance coverage in excess of those amounts for which we are self-insured, in amounts that we believe to be sufficient for our operations. However, our insurance coverage does not cover all claims against us or may not continue to be available at a reasonable cost for us to maintain adequate levels of insurance. The cost of malpractice and other professional liability insurance decreased in 2005 by 0.2%, increased in 2006 by 0.1% and decreased in 2007 by 0.1% as a percentage of net operating revenue. If these costs rise rapidly, our profitability could decline. For a further discussion of our insurance coverage, see our discussion of professional liability insurance claims in “Management’s discussion and analysis of financial condition and results of operations.”

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

•	general economic and business conditions, both nationally and in the regions in which we operate;

•	our ability to successfully integrate any acquisitions or to recognize expected synergies from such acquisitions, including the recently acquired former Triad hospitals;

•	risks associated with our substantial indebtedness, leverage and debt service obligations;

•	demographic changes;

•	existing governmental regulations and changes in, or the failure to comply with, governmental regulations;

•	legislative proposals for healthcare reform;

•	the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which includes specific reimbursement changes for small urban and non-urban hospitals;

•	potential adverse impact of known and unknown government investigations;

•	our ability, where appropriate, to enter into managed care provider arrangements and the terms of these arrangements;

•	changes in inpatient or outpatient Medicare and Medicaid payment levels;

•	increases in the amount and risk of collectability of patient accounts receivable;

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply costs due to market pressure from pharmaceutical companies and new product releases;

•	liabilities and other claims asserted against us, including self-insured malpractice claims;

•	competition;

•	our ability to attract and retain qualified personnel, key management, physicians, nurses and other healthcare workers;

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals;

•	changes in medical or other technology;

•	changes in generally accepted accounting principles;

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to successfully acquire additional hospitals and complete the sale of hospitals held for sale;

•	our ability to obtain adequate levels of general and professional liability insurance; and

•	timeliness of reimbursement payments received under government programs.

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

Corporate Headquarters

Pursuant to our lease agreement with a developer, construction was completed on our corporate headquarters, located in Franklin, Tennessee. In January 2007, we exercised our purchase option with the developer and acquired the building by purchasing the equity interests of the previous owner.

Hospitals

Our hospitals are general care hospitals offering a wide range of inpatient and outpatient medical services. These services generally include internal medicine, surgery, cardiology, oncology, orthopedics, OB/GYN, diagnostic and emergency room services, laboratory, radiology, respiratory therapy, physical therapy, and rehabilitation services. In addition, some of our hospitals provide skilled nursing and home health services based on individual community needs.

For each of our hospitals owned or leased as of December 31, 2007, including those twelve hospitals classified as held for sale and included in discontinued operations, the following table shows its location, the date of its acquisition or lease inception and the number of licensed beds:

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Alabama
Woodland Community Hospital	Cullman	100	October, 1994	Owned
Parkway Medical Center Hospital	Decatur	108	October, 1994	Owned
LV Stabler Memorial Hospital	Greenville	72	October, 1994	Owned
Hartselle Medical Center	Hartselle	150	October, 1994	Owned
South Baldwin Regional Center	Foley	112	June, 2000	Leased
Cherokee Medical Center	Centre	60	April, 2006	Owned
Dekalb Regional Medical Center	Fort Payne	134	April, 2006	Owned
Trinity Medical Center	Birmingham	560	July, 2007	Owned
Flowers Hospital	Dothan	235	July, 2007	Owned
Medical Center Enterprise	Enterprise	131	July, 2007	Owned
Gadsden Regional Medical Center	Gadsden	346	July, 2007	Owned
Crestwood Medical Center	Huntsville	150	July, 2007	Owned
Jacksonville Medical Center	Jacksonville	89	July, 2007	Owned
Alaska
Mat-Su Regional Medical Center	Palmer	74	July, 2007	Owned
Arizona
Payson Regional Medical Center	Payson	44	August, 1997	Leased
Western Arizona Regional Medical Center	Bullhead City	139	July, 2000	Owned
Northwest Medical Center	Tucson	300	July, 2007	Owned
Northwest Medical Center Oro Valley	Tucson	96	July, 2007	Owned
Arkansas
Harris Hospital	Newport	133	October, 1994	Owned
Helena Regional Medical Center	Helena	155	March, 2002	Leased
Forrest City Medical Center	Forrest City	118	March, 2006	Leased
Northwest Medical Center — Bentonville	Bentonville	128	July, 2007	Owned
National Park Medical Center	Hot Springs	166	July, 2007	Owned
St. Mary’s Regional Medical Center	Russellville	170	July, 2007	Owned

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Northwest Medical Center — Springdale	Springdale	252	July, 2007	Owned
California
Barstow Community Hospital	Barstow	56	January, 1993	Leased
Fallbrook Hospital	Fallbrook	47	November, 1998	Operated(2)
Watsonville Community Hospital	Watsonville	106	September, 1998	Owned
Florida
Lake Wales Medical Center	Lake Wales	154	December, 2002	Owned
North Okaloosa Medical Center	Crestview	110	March, 1996	Owned
Georgia
Fannin Regional Hospital	Blue Ridge	50	January, 1986	Owned
Trinity Hospital of Augusta	Augusta	231	July, 2007	Owned
Illinois
Crossroads Community Hospital	Mt. Vernon	55	October, 1994	Owned
Gateway Regional Medical Center	Granite City	406	January, 2002	Owned
Heartland Regional Medical Center	Marion	92	October, 1996	Owned
Red Bud Regional Hospital	Red Bud	31	September, 2001	Owned
Galesburg Cottage Hospital	Galesburg	173	July, 2004	Owned
Vista Medical Center East/West	Waukegan	407	July, 2006	Owned
Union County Hospital	Anna	25	November, 2006	Leased
Indiana
Porter Hospital	Valparaiso	301	May, 2007	Owned
Bluffton Regional Medical Center	Bluffton	79	July, 2007	Owned
Dupont Hospital	Fort Wayne	122	July, 2007	Owned
Lutheran Hospital	Fort Wayne	471	July, 2007	Owned
St. Joseph’s Hospital	Fort Wayne	191	July, 2007	Owned
Dukes Memorial Hospital	Peru	38	July, 2007	Owned
Kosciusko Community Hospital	Warsaw	72	July, 2007	Owned
Kentucky
Parkway Regional Hospital	Fulton	70	May, 1992	Owned
Three Rivers Medical Center	Louisa	90	May, 1993	Owned
Kentucky River Medical Center	Jackson	55	August, 1995	Leased
Louisiana
Byrd Regional Hospital	Leesville	60	October, 1994	Owned
Northern Louisiana Medical Center	Ruston	159	April, 2007	Leased
Women & Children’s Hospital	Lake Charles	88	July, 2007	Owned
Mississippi
Wesley Medical Center	Hattiesburg	211	July, 2007	Owned
River Region Health System	Vicksburg	341	July, 2007	Owned
Missouri
Moberly Regional Medical Center	Moberly	103	November, 1993	Owned
Northeast Regional Medical Center	Kirksville	115	December, 2000	Leased
Mineral Area Regional Medical Center	Farmington	135	June, 2006	Owned
Nevada

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Mesa View Regional Hospital	Mesquite	25	July, 2007	Owned
New Jersey
Memorial Hospital of Salem County	Salem	140	September, 2002	Owned
New Mexico
Mimbres Memorial Hospital	Deming	49	March, 1996	Owned
Eastern New Mexico Medical Center	Roswell	162	April, 1998	Owned
Northeastern Regional Hospital	Las Vegas	54	April, 2000	Owned
Carlsbad Medical Center	Carlsbad	112	July, 2007	Owned
Lea Regional Medical Center	Hobbs	234	July, 2007	Owned
Mountain View Regional Medical Center	Las Cruces	168	July, 2007	Owned
North Carolina
Martin General Hospital	Williamston	49	November, 1998	Leased
Ohio
Affinity Medical Center	Massillon	432	July, 2007	Owned
Oklahoma
Ponca City Medical Center	Ponca City	140	May, 2006	Owned
Claremore Regional Hospital	Claremore	81	July, 2007	Owned
Deaconess Hospital	Oklahoma City	313	July, 2007	Owned
SouthCrest Hospital	Tulsa	180	July, 2007	Owned
Woodward Regional Hospital	Woodward	87	July, 2007	Owned
Oregon
Willamette Valley Medical Center	McMinnville	80	July, 2007	Owned
McKenzie-Willamette Medical Center	Springfield	114	July, 2007	Owned
Pennsylvania
Berwick Hospital	Berwick	101	March, 1999	Owned
Brandywine Hospital	Coatesville	175	June, 2001	Owned
Jennersville Regional Hospital	West Grove	59	October, 2001	Owned
Easton Hospital	Easton	254	October, 2001	Owned
Lock Haven Hospital	Lock Haven	59	August, 2002	Owned
Pottstown Memorial Medical Center	Pottstown	226	July, 2003	Owned
Phoenixville Hospital	Phoenixville	136	August, 2004	Owned
Chestnut Hill Hospital	Philadelphia	179	February, 2005	Owned
Sunbury Community Hospital	Sunbury	92	October, 2005	Owned
South Carolina
Marlboro Park Hospital	Bennettsville	102	August, 1996	Leased
Chesterfield General Hospital	Cheraw	59	August, 1996	Leased
Springs Memorial Hospital	Lancaster	200	November, 1994	Owned
Carolinas Hospital System — Florence	Florence	420	July, 2007	Owned
Mary Black Memorial Hospital	Spartanburg	209	July, 2007	Owned
Tennessee
Lakeway Regional Hospital	Morristown	135	May, 1993	Owned
White County Community Hospital	Sparta	60	October, 1994	Owned
Regional Hospital Of Jackson	Jackson	154	January, 2003	Owned

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Dyersburg Regional Medical Center	Dyersburg	225	January, 2003	Owned
Haywood Park Community Hospital	Brownsville	62	January, 2003	Owned
Henderson County Community Hospital	Lexington	45	January, 2003	Owned
McKenzie Regional Hospital	McKenzie	45	January, 2003	Owned
McNairy Regional Hospital	Selmer	45	January, 2003	Owned
Volunteer Community Hospital	Martin	100	January, 2003	Owned
Bedford County Medical Center	Shelbyville	104	July, 2005	Leased
Sky Ridge Medical Center	Cleveland	351	October, 2005	Owned
Gateway Medical Center	Clarksville	206	July, 2007	Owned
Texas
Big Bend Regional Medical Center	Alpine	25	October, 1999	Owned
Cleveland Regional Medical Center	Cleveland	107	August, 1996	Leased
Scenic Mountain Medical Center	Big Spring	150	October, 1994	Owned
Hill Regional Hospital	Hillsboro	92	October, 1994	Owned
Lake Granbury Medical Center	Granbury	59	January, 1997	Owned
South Texas Regional Medical Center	Jourdanton	67	November, 2001	Owned
Laredo Medical Center	Laredo	326	October, 2003	Owned
Weatherford Regional Medical Center	Weatherford	99	November, 2006	Leased
Abilene Regional Medical Center	Abilene	231	July, 2007	Owned
Brownwood Regional Medical Center	Brownwood	196	July, 2007	Owned
College Station Medical Center	College Station	150	July, 2007	Owned
Navarro Regional Hospital	Corsicana	162	July, 2007	Owned
Presbyterian Hospital of Denton	Denton	255	July, 2007	Owned
Longview Regional Medical Center	Longview	131	July, 2007	Owned
Woodland Heights Medical Center	Lufkin	149	July, 2007	Owned
San Angelo Community Medical Center	San Angelo	171	July, 2007	Owned
DeTar Healthcare System	Victoria	308	July, 2007	Owned
Cedar Park Regional Medical Center	Cedar Park	77	December, 2007	Owned
Utah
Mountain West Medical Center	Tooele	35	October, 2000	Owned
Virginia
Southern Virginia Regional Medical Center	Emporia	80	March, 1999	Owned
Russell County Medical Center	Lebanon	78	September, 1986	Owned
Southampton Memorial Hospital	Franklin	105	March, 2000	Owned
Southside Regional Medical Center	Petersburg	408	August, 2003	Leased
West Virginia
Plateau Medical Center	Oak Hill	25	July, 2002	Owned
Greenbrier Valley Medical Center	Ronceverte	122	July, 2007	Owned
Wyoming
Evanston Regional Hospital	Evanston	42	November, 1999	Owned
Republic of Ireland
Beacon Hospital	Sandyford, Dublin	122	July, 2007	Leased

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Total Licensed Beds at December 31, 2007		18,661

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)	We operate this hospital under a lease-leaseback and operating agreement. We recognize all operating statistics, revenue and expenses associated with this hospital in our consolidated financial statements.

The following table lists the hospitals owned by joint venture entities in which we do not have a consolidating ownership interest, along with our percentage ownership interest in the joint venture entity as of December 31, 2007. Information on licensed beds was provided by the majority owner and manager of each joint venture. A subsidiary of HCA Inc. is the majority owner of Macon Healthcare LLC, a subsidiary of Universal Health Systems Inc. is the majority owner of Summerlin Hospital Medical Center LLC and Valley Health System LLC and the Share Foundation is the other 50% owner of MCSA LLC.

Joint Venture	Facility Name	City	State	Licensed Beds

Macon Healthcare LLC	Coliseum Medical Center (38%)	Macon	GA	250
Macon Healthcare LLC	Coliseum Psychiatric Center (38%)	Macon	GA	60
Macon Healthcare LLC	Macon Northside Hospital (38%)	Macon	GA	103
Summerlin Hospital Medical Center LLC	Summerlin Hospital Medical Center (26.1%)	Las Vegas	NV	281
Valley Health System LLC	Desert Springs Hospital (27.5%)	Las Vegas	NV	286
Valley Health System LLC	Valley Hospital Medical Center (27.5%)	Las Vegas	NV	404
Valley Health System LLC	Spring Valley Hospital Medical Center (27.5%)	Las Vegas	NV	210
Valley Health Systems LLC	Centennial Hills Medical Center (27.5%)	Las Vegas	NV	165
MCSA LLC	Medical Center of South Arkansas (50%)	El Dorado	AR	166

Item 3.	Legal Proceedings

From time to time, we receive various inquiries or subpoenas from state regulators, fiscal intermediaries, the Centers for Medicare and Medicaid Services and the Department of Justice regarding various Medicare and Medicaid issues. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. We are not aware of any pending or threatened litigation that is not covered by insurance policies or reserved for in our financial statements or which we believe would have a material adverse impact on us; however, some pending or threatened proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits.

Community Health Systems, Inc. Legal Proceedings

In May 1999, we were served with a complaint in U.S. ex rel. Bledsoe v. Community Health Systems, Inc., subsequently moved to the Middle District of Tennessee, Case No. 2-00-0083. This qui tam action sought treble damages and penalties under the False Claims Act against us. The Department of Justice did not intervene in this action. The allegations in the amended complaint were extremely general, but involved

Medicare billing at our White County Community Hospital in Sparta, Tennessee. By order entered on September 19, 2001, the U.S. District Court granted our motion for judgment on the pleadings and dismissed the case, with prejudice. The qui tam whistleblower (also referred to as a “relator”) appealed the district court’s ruling to the U.S. Court of Appeals for the Sixth Circuit. On September 10, 2003, the Sixth Circuit Court of Appeals rendered its decision in this case, affirming in part and reversing in part the district court’s decision to dismiss the case with prejudice. The court affirmed the lower court’s dismissal of certain of plaintiff’s claims on the grounds that his allegations had been previously publicly disclosed. In addition, the appeals court agreed that, as to all other allegations, the relator had failed to include enough information to meet the special pleading requirements for fraud under the False Claims Act and the Federal Rules of Civil Procedure. However, the case was returned to the district court to allow the relator another opportunity to amend his complaint in an attempt to plead his fraud allegations with particularity. In May 2004, the relator in U.S. ex rel. Bledsoe filed an amended complaint alleging fraud involving Medicare billing at White County Community Hospital. We then filed a renewed motion to dismiss the amended complaint. On January 6, 2005, the District Court dismissed with prejudice the bulk of the relator’s allegations. The only remaining allegations involve a small number of 1997-98 charges at White County. After further motion practice between the relator and the United States Government regarding the relator’s right to participate in a previous settlement with the Company, the District Court again dismissed all claims in the case on December 13, 2005. On January 9, 2006, the relator filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit and on September 6, 2007, the Court of Appeals issued its 25 page opinion affirming in part, reversing in part (and in doing so, reinstating a number of the allegations claimed by the relator), and remanding the case to the District Court for further proceedings. The relator has filed a motion for rehearing. That motion for rehearing was denied and we are in the process of evaluating our next steps with respect to this case.

In August 2004, we were served a complaint in Arleana Lawrence and Robert Hollins v. Lakeview Community Hospital and Community Health Systems, Inc. (now styled Arleana Lawrence and Lisa Nichols vs. Eufaula Community Hospital, Community Health Systems, Inc., South Baldwin Regional Medical Center and Community Health Systems Professional Services Corporation) in the Circuit Court of Barbour County, Alabama (Eufaula Division). This alleged class action was brought by the plaintiffs on behalf of themselves and as the representatives of similarly situated uninsured individuals who were treated at our Lakeview Hospital or any of our other Alabama hospitals. The plaintiffs allege that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiffs seek restitution of overpayment, compensatory and other allowable damages and injunctive relief. In October 2005, the complaint was amended to eliminate one of the named plaintiffs and to add our management company subsidiary as a defendant. In November 2005, the complaint was again amended to add another plaintiff, Lisa Nichols and another defendant, our hospital in Foley, Alabama, South Baldwin Regional Medical Center. After a hearing held on June 13, 2007, on October 29, 2007 the Circuit Court ruled in favor of the plaintiffs’ class action certification request. We disagree with that ruling and have pursued our automatic right of appeal to the Alabama Supreme Court. We are vigorously defending this case.

On March 3, 2005, we were served with a complaint in Sheri Rix v. Heartland Regional Medical Center and Health Care Systems, Inc. in the Circuit Court of Williamson County, Illinois. This alleged class action was brought by the plaintiff on behalf of herself and as the representative of similarly situated uninsured individuals who were treated at our Heartland Regional Medical Center. The plaintiff alleges that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiff seeks recovery for breach of contract and the covenant of good faith and fair dealing, violation of the Illinois Consumer Fraud and Deceptive Practices Act, restitution of overpayment, and for unjust enrichment. The plaintiff class seeks compensatory and other damages and equitable relief. The Circuit Court Judge recently granted our motion to dismiss the case, but allowed the plaintiff to re-plead her case. The plaintiff elected to appeal the Circuit Court’s decision in lieu of amending her case. Oral argument was heard on this case on January 9, 2008 and we await the ruling of the District Appellate Court. We are vigorously defending this case.

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

On February 10, 2006, we received a letter from the Civil Division of the Department of Justice requesting documents in an investigation they are conducting involving the Company. The inquiry relates to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 10th letter focused on our hospitals in 3 states: Arkansas, New Mexico, and South Carolina. On August 31, 2006, we received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to the Company’s three hospitals in that state. We have provided the Department of Justice with the requested documents. In a letter dated October 4, 2007, the Civil Division notified us that, based on its investigation to date, it preliminarily believes that we and these three New Mexico hospitals have caused the State of New Mexico to submit improper claims for federal funds, in violation of the Civil False Claims Act. The DOJ asserted that these allegedly improper claims and payments began in 2000 and may be ongoing, but provided no information about the amount of any improper claims or the possible damages or penalties it make seek. After a meeting between us and the DOJ held in November 2007, by letter dated January 22, 2008, the Civil Division notified us that they continued to believe that the False Claims Act had been violated and had calculated that the three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million. The Civil Division advised us that if they proceeded to trial, they would seek treble damages plus an appropriate penalty for each of the violations of the False Claims Act. Discussions are continuing with the Civil Division in an effort to resolve this matter. The Company continues to believe that it has not violated the Federal False Claims Act in the manner described in the government’s letter of January 22, 2008.

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

On August 28, 2007, Texas Health Resources of Arlington, Texas, or THR, notified us of its decision to exercise a call right to acquire our 80% interest in the limited partnership that owns Presbyterian Hospital of Denton, Texas, together with certain land and buildings that we own in Denton (including rights under a lease for such land and buildings). We acquired these interests in connection with the Triad acquisition. This call right became exercisable under the terms of the limited partnership agreement by reasons of our acquisition of Triad. Shortly after we initiated efforts to set the purchase price, which is determined by various formulas set forth in the limited partnership agreement and related documents, THR filed suit in Texas state court seeking injunctive and declaratory relief to extend the 90-day closing date and to set the purchase price. We removed the case to Federal District Court and proceedings are underway in that court with respect to THR’s renewed motions for relief. Pursuant to the limited partnership agreement, the closing was to occur on or before

November 26, 2007. The closing did not occur on November 26, 2007, as THR failed to properly tender adequate closing consideration. The case will proceed and trial is set for August 2008.

Triad Hospitals, Inc. Legal Proceedings

Triad, and its subsidiary, Quorum Health Resources, Inc. are defendants in a qui tam case styled U.S. ex rel. Whitten vs. Quorum Health Resources, Inc. et al., which is pending in the Southern District of Georgia, Brunswick Division. Whitten, a long-term employee of a two hospital system in Brunswick and Camden, Georgia sued both his employer and Quorum Health Resources, Inc. and its predecessors, which had managed the facility from 1989 through September 2000; upon his termination of employment, Whitten signed a release and was paid $124,000. Whitten’s original qui tam complaint was filed under seal in November 2002 and the case was unsealed in 2004. Whitten alleges various charging and billing infractions, including charging for routine equipment supplies and services not separately billable, billing for observation services that were not medically necessary or for which there was no physician order, billing labor and delivery patients for durable medical equipment that was not separately billable, inappropriate preparation of patients’ histories and physicals, billing for cardiac rehabilitation services without physician supervision, performing outpatient dialysis without Medicare certification, and performing mental health services without the proper staff assignments. In October 2005, the district court granted Quorum’s motion for summary judgment on the grounds that his claims were precluded under his severance agreement with the hospital, without reaching two other arguments made by Quorum, which included that a prior settlement agreement between the hospital and the federal government precluded the claims brought by Whitten as well as the doctrine of prior public disclosure. On appeal to the 11th Circuit Court of Appeals, the court reversed the findings of the district court regarding the severance agreement, but remanded the case to the district court for findings on Quorum’s other two defenses. Limited discovery has been conducted and renewed motions by Quorum to dismiss the action and to stay further discovery were filed in September 2007. We await the district court’s ruling on our motion to dismiss. We continue to believe that the relator’s claims are without merit and will continue to vigorously defend this case.

In a case styled U.S. ex rel. Bartlett vs. Quorum Health Resources, Inc., et al., pending in the Western District of Pennsylvania, Johnstown Division, the relator alleges in his second amended complaint, filed in January 2006 (the first amended complaint having been dismissed), alleges that Quorum conspired with an unaffiliated hospital to pay a illegal remuneration in violation of the anti-kickback statute and the Stark laws, thus causing false claims to be filed. A renewed motion to dismiss that was filed in March 2006 asserting that the second amended complaint did not cure the defects contained in the first amended complaint. In September 2006, the hospital and one of the other defendants affiliated with the hospital filed for protection under Chapter 11 of the federal bankruptcy code, which imposed an automatic stay on proceedings in the case. We believe that this case is without merit and should the stay be lifted, will continue to vigorously defend it.

Quorum is a defendant in a qui tam case styled U.S. ex rel. Mosby vs. Quorum Health Resources, Inc., et al, pending in the Western District of Mississippi, Western Division. Mosby was a long time medical records employee at a Quorum managed facility. She alleges wrongful termination for being a whistleblower and because of her race. Mosby’s first amended complaint was filed in May 2003 and contains allegations of false claims related to non-allowable costs and cost reports. In October 2003, Quorum filed a motion to dismiss, asserting that Mosby’s substantive allegations were lifted from the 1997 Alderson case filed in Tampa against Quorum, which was resolved in a settlement with the federal government in 2001. Without any predicate false claims being asserted, we believe that Mosby’s retaliatory discharge allegations are unsupported. On January 16, 2008, at the request of the relator, with the joinder of the defendants, the district court dismissed the case.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed an initial public offering of our common stock on June 14, 2000. Our common stock began trading on June 9, 2000 and is listed on the New York Stock Exchange under the symbol CYH. At February 1, 2008, there were approximately 48 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the New York Stock Exchange.

	High	Low

Year Ended December 31, 2006
First Quarter	$39.96	$35.33
Second Quarter	38.39	34.94
Third Quarter	39.18	35.70
Fourth Quarter	37.26	31.00
Year Ended December 31, 2007
First Quarter	$39.05	$33.28
Second Quarter	41.72	34.86
Third Quarter	44.50	30.39
Fourth Quarter	37.50	27.70

Corporate Performance Graph

The following graph sets forth the cumulative return of the Company’s common stock during the five year period ended December 31, 2007, as compared to the cumulative return of the Standard & Poor’s 500 Stock Index (S&P 500) and the cumulative return of the Dow Jones Healthcare Index. The graph assumes an initial investment of $100 in our common stock and in each of the foregoing indices and the reinvestment of dividends where applicable.

	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007
Community Health Systems	$100.00	$129.09	$135.41	$186.21	$177.37	$179.02
Dow Jones Health Care Index	$100.00	$117.77	$121.55	$129.90	$136.86	$146.12
S&P 500	$100.00	$126.38	$137.75	$141.88	$161.20	$166.89

We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. Our New Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $400 million in the aggregate (but not in excess of $200 million unless we receive confirmation from Moody’s and S&P that dividends or repurchases would not result in a downgrade, qualification or withdrawal of the then corporate credit rating). The indenture governing our Notes also limits our ability to pay dividends and/or repurchase stock. As of December 31, 2007, the amount of permitted dividends and/or stock repurchases permitted under the indenture was $348.7 million.

On December 13, 2006, we announced an open market repurchase program for up to five million shares of our common stock not to exceed $200 million in purchases. This purchase program commenced December 13, 2006 and will conclude at the earlier of three years or when the maximum number of shares have been repurchased. As of December 31, 2007, the Company has not repurchased any shares under this repurchase plan. This repurchase plan follows a prior repurchase plan for up to five million shares which concluded on November 8, 2006. We repurchased 5,000,000 shares at a weighted average price of $35.23 per share under this earlier program. We did not repurchase any shares of common stock during the year ended December 31, 2007.

On November 14, 2005, we elected to call for the redemption of $150 million in principal amount of our 4.25% Convertible Subordinated Notes due 2008 (the “2008 Notes”) on December 14, 2005. At the conclusion of this call for redemption, $0.3 million in principal amount of the 2008 Notes were redeemed. Prior to the redemption date, $149.7 million of the 2008 Notes called for redemption, plus an additional $0.9 million of the 2008 Notes not called for redemption, were converted by the holders into an aggregate of 4,495,083 shares of our common stock.

On December 15, 2005, we elected to call for redemption all of the remaining outstanding 2008 Notes. As of December 15, 2005, there was $136.6 million in aggregate principal amount outstanding. On January 17, 2006, at the conclusion of the second call for redemption of 2008 Notes, $0.1 million in principal amount of the 2008 Notes were redeemed and $136.5 million of the 2008 Notes were converted by the holders into 4,074,510 shares of our common stock prior to the redemption date.

Item 6.	SELECTED FINANCIAL DATA

The following table summarizes specified selected financial data and should be read in conjunction with our related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. The amounts shown below have been adjusted for discontinued operations.

Community Health Systems, Inc.
Five Year Summary of Selected Financial Data

	Year Ended December 31,
	2007(1)	2006	2005	2004	2003
	(In thousands, except share and per share data)

Consolidated Statement of Operations Data
Net operating revenues	$7,127,494	$4,180,136	$3,576,117	$3,042,880	$2,514,817
Income from operations	485,685	385,057	398,463	332,767	282,475
Income from continuing operations	59,897	177,695	188,370	158,009	129,497
Net income	30,289	168,263	167,544	151,433	131,472
Earnings per common share — Basic:
Income from continuing operations	$0.64	$1.87	$2.13	$1.65	$1.32
(Loss) Income on discontinued operations	(0.32)	(0.10)	(0.24)	(0.07)	0.02

Net Income	$0.32	$1.77	$1.89	$1.58	$1.34

Earnings per common share — Diluted:
Income from continuing operations	$0.63	$1.85	$2.00	$1.58	$1.28
(Loss) Income on discontinued operations	(0.31)	(0.10)	(0.21)	(0.07)	0.02

Net Income	$0.32	$1.75	$1.79	$1.51	$1.30

Weighted-average number of shares outstanding
Basic	93,517,337	94,983,646	88,601,168	95,643,733	98,391,849
Diluted(2)	94,642,294	96,232,910	98,579,977 (4)	105,863,790 (3)	108,094,956	(3)
Cash and cash equivalents	$132,874	$40,566	$104,108	$82,498	$16,331
Total assets	13,493,643	4,506,579	3,934,218	3,632,608	3,350,211
Long-term obligations	10,334,904	2,207,623	1,932,238	2,030,258	1,601,558
Stockholders’ equity	1,710,804	1,723,673	1,564,577	1,239,991	1,350,589

(1)	Includes the results of operations of the former Triad hospitals from July 25, 2007, the date of acquisition.

(2)	See Note 11 to the Consolidated Financial Statements, included in item 8 of this Form 10-K.

(3)	Included 8,582,076 shares related to the convertible notes under the if-converted method of determining weighted average shares outstanding.

(4)	Included 8,385,031 shares related to the convertible notes under the if-converted method of determining weighted average shares outstanding.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion together with our consolidated financial statements and the accompanying notes to consolidated financial statements and “Selected Financial Data” included elsewhere in this Form 10-K.

Executive Overview

We are the largest publicly traded operator of hospitals in the United States and provide healthcare services through these hospitals that we own and operate in non-urban and selected urban markets. We generate revenue primarily by providing a broad range of general hospital healthcare services to patients in the communities in which we are located. Our hospital facilities included in continuing operations consist of 115 general acute care hospitals. In addition, we own four home health agencies, located in markets where we do not operate a hospital and through our wholly-owned subsidiary, QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve. Effective July 25, 2007, we completed our acquisition of Triad Hospitals Inc., or “Triad,” for an aggregate consideration of $6.836 billion, including $1.686 billion of assumed indebtedness. In connection with this acquisition, one of our subsidiaries issued $3.021 billion principal amount of 8.875% senior notes due 2015 (the “Notes”) and we entered into a new $7.215 billion credit facility (the “New Credit Facility”) consisting of a $6.065 billion term loan, a $750 million revolving credit facility and a $400 million delayed draw term loan facility. The proceeds of these financings were used to pay the cash consideration under the merger agreement and to refinance substantially all of both the assumed indebtedness and our existing indebtedness and to pay related fees and expenses. The revolving credit facility and the delayed draw term loan facility remain available to us for future acquisitions, working capital, and general corporate purposes. The delayed draw term loan facility was subsequently reduced per our request to $300 million in the fourth quarter of 2007. We believe the acquisition of Triad will benefit us since it expanded the number of markets we serve, expanded our operations into five states where we previously did not operate, and reduced our concentration of credit risk in any one state. We also believe that synergies obtained from eliminating duplicate corporate functions and centralizing many support functions will allow us to improve Triad’s margins. Subsequent to the acquisition of Triad, two of the former Triad hospitals were sold and 12 other hospitals, six of which were formerly owned by Triad, have been identified as available for sale. Accordingly, these hospitals have been classified in discontinued operations in the 2007 statement of income.

Since the Triad acquisition, we have not pursued additional acquisition targets, in order to focus on the integration of the Triad acquisition. We anticipate this focus on integration will continue throughout 2008. Through December 31, 2007, we have realized approximately $25 million of our estimated synergies related to this acquisition. We continue to believe our integration is on track and we anticipate fully recognizing all of the anticipated synergies.

In conjunction with our ongoing process of monitoring the net realizable value of our accounts receivable, as well as integrating the methodologies, data and assumptions used by the former Triad management, we performed various analyses including updating a review of historical cash collections. The acquisition of Triad also provided additional data and a comparative and larger population of data on which to base our estimates. The results of these analyses indicated a lower rate of collectability than had previously been indicated. Therefore, we have recorded an increase to both our contractual allowances and bad debt allowances. We believe this lower collectability is primarily the result of an increase in the number of patients qualifying for charity care, reduced enrollment in certain state Medicaid programs and an increase in the number of indigent non-resident aliens. The impact of this change in estimate reduced accounts receivable in the fourth quarter of 2007 by $166.4 million, reduced net operating revenues for 2007 by $96.3 million and increased the provision for bad debts as of December 31, 2007 by $70.1 million. The resulting impact, net of taxes is a decrease to income from continuing operations for 2007 of $105.4 million. Upon giving effect to this change in estimate, the aggregate of our allowance for doubtful accounts and other related allowances represents approximately 76% of self-pay accounts receivables at December 31, 2007, compared to 65% at December 31, 2006.

Self-pay revenues represented approximately 10.0% of our net operating revenues in 2007 compared 11.8% in 2006. The value of charity care services relative to total net operating revenues decreased to 5.0% in 2007 from 5.1% in 2006. Uninsured and underinsured patients continue to be an industry-wide issue, and we anticipate this trend will continue into the foreseeable future. However, we do not anticipate a significant amount of continuing deterioration in our self-pay business as evidenced by the lack of relative growth in business from self-pay patients over the prior year.

Operating results and statistical data for the year ended December 31, 2007, include comparative information for the operations of the acquired Triad hospitals from July 25, 2007, the date of its acquisition. Same-store operating results and statistical data include the hospitals acquired in the Triad acquisition as if they were owned August 1 through December 31 of both 2007 and 2006 and all other hospitals owned throughout both periods. For the year ended December 31, 2007, we generated $7.127 billion in net operating revenues, a growth of 70.5% over the year ended December 31, 2006, and $30.3 million of net income, a decrease of 82.0% over the year ended December 31, 2006. For the year ended December 31, 2007, admissions at hospitals owned throughout both periods decreased 1.1% and adjusted admissions increased 0.4%.

We believe there continues to be ample opportunity for growth in substantially all of our markets by decreasing the need for patients to travel outside their communities for health care services. Furthermore, we continue to strive to improve operating efficiencies and procedures in order to improve our profitability at all of our hospitals.

Acquisitions and Dispositions

On July 25, 2007, we completed our acquisition of Triad. Triad owned and operated 50 hospitals in 17 states as well as the Republic of Ireland in non-urban and middle market communities with a total of 9,585 licensed beds. Triad’s subsidiary, QHR, acquired as part of the Triad acquisition, provides management and consulting services to independent hospitals. We acquired Triad for approximately $6.836 billion, including the assumption of $1.686 billion of existing indebtedness.

In addition to the Triad acquisition, effective April 1, 2007, we completed our acquisition of Lincoln General Hospital (157 licensed beds), located in Ruston, Louisiana. The total consideration for this hospital was approximately $48.7 million, of which $44.8 million was paid in cash and $3.9 million was assumed in liabilities.

Effective May 1, 2007, we completed our acquisition of Porter Memorial Hospital (301 licensed beds), located in Valparaiso, Indiana, with a satellite campus in Portage, Indiana and outpatient medical campuses located in Chesterton, Demotte, and Hebron, Indiana. As part of this acquisition, we agreed to construct a 225-bed replacement facility for the Valparaiso hospital by April 2011. The total consideration for Porter Memorial Hospital was approximately $110.1 million, of which $88.9 million was paid in cash and $21.2 million was assumed in liabilities.

Effective September 1, 2007, we sold our partnership interest in River West L.P., which owned and operated River West Medical Center (an 80 bed facility located in Plaquemine, Louisiana) to an affiliate of Shiloh Health Services, Inc. of Lubbock, Texas. The proceeds received from this sale were $0.3 million in cash.

Effective October 31, 2007, we sold our 60% membership interest in Northeast Arkansas Medical Center, or NEA, a 104 bed facility in Jonesboro, Arkansas to Baptist Memorial Health Care (“Baptist”), headquartered in Memphis, Tennessee for $16.8 million in cash. In connection with this transaction, we also sold real estate and other assets previously leased by us to NEA to a subsidiary of Baptist. Proceeds received from this sale were $26.2 million in cash.

Effective November 30, 2007, we sold Barberton Citizens Hospital (312 licensed beds) located in Barberton, Ohio to Summa Health System of Akron, Ohio. The proceeds received from this sale were $53.8 million in cash.

Held for Sale

As of December 31, 2007, we have classified as held for sale 12 hospitals with an aggregate bed count of 1,690 licensed beds. Included in the 12 hospitals is Russell County Medical Center (78 licensed beds) located in Lebanon, Virginia, which was sold effective February 1, 2008, to Mountain States Health Alliance, headquartered in Johnson City, Tennessee, for $48.6 million in cash.

Sources of Revenue

The following table presents the approximate percentages of net operating revenue derived from Medicare, Medicaid, managed care and other third party payors, and self-pay for the periods indicated. The data for the years presented are not strictly comparable due to the significant effect that hospital acquisitions have had on these statistics.

	Year Ended December 31,
	2007	2006	2005

Medicare	29.0%	30.4%	31.8%
Medicaid	10.3%	11.1%	11.2%
Managed care and other third party payors	50.7%	46.7%	45.6%
Self pay	10.0%	11.8%	11.4%

Total	100.0%	100.0%	100.0%

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in the periods that such adjustments become known. Adjustments related to final settlements or appeals that increased revenue were insignificant in the years ended December 31, 2007, 2006 and 2005. In the future, we expect the percentage of revenues received from the Medicare program to increase due to the general aging of the population.

The payment rates under the Medicare program for inpatient acute services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. While these rates are indexed for inflation annually, the increases have historically been less than actual inflation. Reductions in the rate of increase in Medicare reimbursement may cause our net operating revenue growth to decline. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a broad range of provider payment benefits; however, federal government spending in excess of federal budgetary provisions considered in passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 could result in future deficit spending for the Medicare system, which could cause future payments under the Medicare system to decline.

In addition, specified managed care programs, insurance companies, and employers are actively negotiating the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely effect our net operating revenue growth.

Results of Operations

Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include orthopedics, cardiology, occupational medicine, diagnostic services, emergency services, rehabilitation treatment, and skilled nursing. The strongest demand for hospital services generally occurs during January through April and the weakest demand for these services occurs during the summer months. Accordingly, eliminating the effect of new acquisitions, our net operating revenues and earnings are historically highest during the first quarter and lowest during the third quarter.

The following tables summarize, for the periods indicated, selected operating data.

	Year Ended December 31,
	2007	2006	2005
	(Expressed as a percentage of net operating revenues)

Consolidated(a)
Net operating revenues	100.0	100.0	100.0
Operating expenses(b)	(88.8)	(86.5)	(84.5)
Depreciation and amortization	(4.4)	(4.3)	(4.4)

Income from operations	6.8	9.2	11.1
Interest expense, net	(5.1)	(2.2)	(2.4)
Loss from early extinguishment of debt	(0.4)	—	—
Minority interest in earnings	(0.3)	(0.1)	(0.1)
Equity in earnings of unconsolidated affiliates	0.4	—	—

Income from continuing operations before income taxes	1.4	6.9	8.6
Provision for income taxes	(0.6)	(2.6)	(3.3)

Income from continuing operations	0.8	4.3	5.3
Loss on discontinued operations	(0.4)	(0.3)	(0.6)

Net income	0.4	4.0	4.7

	Year Ended December 31,
	2007	2006
	(Expressed in percentages)

Percentage increase from prior year(a):
Net operating revenues	70.5%	16.9%
Admissions	50.4	12.0
Adjusted admissions(c)	48.6	12.4
Average length of stay	2.4	—
Net Income(d)	(82.0)	0.4
Same-store percentage increase from prior year(a)(e):
Net operating revenues	4.2%	7.5%
Admissions	(1.1)	1.2
Adjusted admissions(c)	0.4	1.0

(a)	Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have restated our 2006 and 2005 financial statements and statistical results to reflect the reclassification as discontinued operations of one hospital which was sold and five hospitals held for sale which were owned by us during these periods.

(b)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent, and other operating expenses.

(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Includes loss on discontinued operations.

(e)	Includes former Triad hospitals during August through December of the comparable periods and other acquired hospitals to the extent we operated them during comparable periods in both years.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net operating revenues increased by 70.5% to $7.127 billion in 2007, from $4.180 billion in 2006. This increase was net of a $96.3 million reduction to net operating revenues as a result of the change in estimate to increase contractual allowances recorded in the fourth quarter of 2007. $2.404 billion of this increase was contributed by hospitals acquired in the Triad acquisition that remain in continuing operations, $426.1 million was contributed by other recently acquired hospitals and $117.2 million, an increase of 2.8%, was contributed by hospitals that we owned throughout both periods. The increase from those hospitals that we owned throughout both periods was attributable to rate increases, payor mix, and acuity level of services provided.

On a consolidated basis inpatient admissions increased by 50.4% and adjusted admissions increased by 48.6%. With respect to consolidated admissions, approximately 35% were contributed from newly acquired hospitals, including those hospitals acquired from Triad, and 65% were contributed by hospitals we owned throughout both periods. On a same-store basis, which includes the hospitals acquired from Triad, as if we owned them from August 1 through December 31 of both periods, admissions decreased by 1.1% during the year ended December 31, 2007.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased from 86.5% in 2006 to 88.8% in 2007. Salaries and benefits, as a percentage of net operating revenues, increased from 39.8% in 2006 to 40.6% in 2007, primarily as a result of an increase in stock compensation expense, incurring duplicate salary costs related to the acquisition of Triad for certain corporate overhead positions not yet eliminated and an increase in the number of employed physicians. These increases have offset improvements realized at hospitals owned throughout both periods. Provision for bad debts, as a percentage of net revenues, increased from 12.4% in 2006 to 12.6% in 2007, due primarily to $70.1 million of additional bad debt expense recorded as a change in estimate to increase the allowance for doubtful accounts. Supplies, as a percentage of net operating revenues, increased from 11.7% in 2006 to 13.3% in 2007, primarily from the acquisition of hospitals from Triad whose higher acuity of services and lower purchasing program utilization resulted in higher supply costs than our other hospitals taken collectively and from other recent acquisitions for whom we have yet to fully integrate into our purchasing program, offsetting improvements at hospitals owned throughout both periods from greater utilization of and improved pricing under our purchasing program. Rent and other operating expenses, as a percentage of net operating revenues, decreased from 22.6% in 2006 to 22.3% in 2007, primarily as a result of the hospitals acquired from Triad having lower rent expense as a percentage of net operating revenues. As part of our acquisition of Triad, we acquired minority investments in certain joint ventures. These investments provided earnings of 0.4% of net operating revenues. Prior to the Triad acquisition, we did not have any material minority investments in joint ventures.

Income from continuing operations margin decreased from 4.3% in 2006 to 0.8% in 2007. Net income margins decreased from 4.0% in 2006 to 0.4% in 2007. The decrease in these margins is reflective of the impact of the net increase in expenses, as a percentage of net revenue, discussed above and the increase in interest expense and loss on early extinguishment of debt associated with the acquisition of Triad.

Depreciation and amortization increased from 4.3% of net operating revenues in 2006 to 4.4% of net operating revenues in 2007.

Interest expense, net, increased by $270.1 million from $94.4 million in 2006, to $364.5 million in 2007. An increase in the average debt balance in 2007 as compared to 2006 of $3.583 billion, due primarily to the additional borrowings to fund the Triad acquisition and repay our previous outstanding debt, accounted for a $247.7 million increase in interest expense. An increase in interest rates due to an increase in LIBOR during 2007, as compared to 2006, accounted for $22.4 million of the increase.

The net results of the above mentioned changes plus a $27.3 million loss from early extinguishment of debt incurred in connection with the financing of the Triad acquisition, resulted in income from continuing operations before income taxes decreasing $184.9 million from $287.8 million in 2006 to $102.9 million for 2007.

Provision for income taxes from continuing operations decreased from $110.2 million in 2006 to $43.0 million in 2007 due to the decrease in income from continuing operations before income taxes. Our effective tax rates were 41.8% and 38.3% for the years ended December 31, 2007 and 2006, respectively. The increase in our effective tax rate is primarily a result of an increase in valuation allowances. As a result of the additional interest expense expected to be incurred, we determined that certain of our state net operating losses will expire before being utilized and accordingly established appropriate valuation allowances.

Net income was $30.3 million in 2007 compared to $168.3 million for 2006, a decrease of 82%.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net operating revenues increased by 16.9% to $4.180 billion in 2006, from $3.576 billion in 2005. Of the $604.0 million increase in net operating revenues, the hospitals we acquired in 2005 and 2006, which we did not own throughout both periods, contributed approximately $336.3 million, and hospitals we owned throughout both periods contributed approximately $267.7 million, an increase of 7.5%. The increase from hospitals that we owned throughout both periods was attributable to rate increase, payor mix and the acuity level of services provided, offset by a decrease in volume.

Inpatient admissions increased by 12.0%. Adjusted admissions increased by 12.4%. On a same-store basis, inpatient admissions increased by 1.2% and same-store adjusted admissions increased by 1.0%. Increases in admissions in 2006 were offset by 2006 having fewer flu and respiratory admissions than 2005 and a reduction in admissions from service closures and a change in the classification of one day stays from an inpatient admission to an outpatient procedure. With respect to consolidated admissions, approximately 10.8 percentage points of the increase in admissions were from newly acquired hospitals. On a same-store basis, net inpatient revenues increased by 6.0% and net outpatient revenues increased by 9.2%. Consolidated and same-store average length of stay remained unchanged at 4.1 days.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased from 84.5% in 2005 to 86.5% in 2006. Salaries and benefits, as a percentage of net operating revenues, increased from 39.7% in 2005 to 39.8% in 2006 as the impact of recent acquisitions, an increase in the number of employed physicians and the recognition of additional stock-based compensation from the adoption of SFAS No. 123(R) offset efficiencies gained since the prior year period. Provision for bad debts, as a percentage of net revenues, increased from 10.0% in 2005 to 12.4% in 2006 due to an increase in self-pay revenue and the $65.0 million change in estimate, recorded in the third quarter, which increased the provision for bad debt. Supplies, as a percentage of net operating revenues, decreased from 12.0% in 2005 to 11.7% in 2006. Rent and other operating expenses, as a percentage of net operating revenues, decreased from 22.7% in 2005 to 22.6% in 2006. Income from continuing operations margin decreased from 5.3% in 2005 to 4.3% in 2006. For hospitals that we owned throughout both periods, income from operations as a percentage of net operating revenues decreased from 10.9% in 2005 to 9.1% in 2006. The decrease in income from continuing operations, and income from operations on a same-store basis is primarily due to the increase in the provision for bad debts, offset by the improvements realized and efficiencies gained since the prior year at hospitals owned throughout both periods in the areas of salaries and benefits and supplies. Net income margins decreased from 4.7% in 2005 to 4.0% in 2006, as the decrease in income from continuing operations was offset by a decrease in both the loss on discontinued operations and the loss on sale and impairment of assets associated with those discontinued operations.

Depreciation and amortization decreased from 4.4% of net operating revenues for the year ended December 31, 2005 to 4.3% of net operating revenues for the year ended December 31, 2006.

Interest expense, net, increased by $7.2 million from $87.2 million in 2005, to $94.4 million in 2006. An increase in interest rates due to an increase in LIBOR during 2006, as compared to 2005 accounted for $14.8 million of the increase. This increase was offset by a decrease of $7.1 million as a result of a decrease in our average outstanding debt during 2006 as compared to 2005 and a decrease of $0.5 million related to the hospitals in discontinued operations.

Income from continuing operations before income taxes decreased $20.4 million from $308.2 million in 2005 to $287.8 million for 2006, primarily as a result of the change in estimate of the allowance for doubtful accounts which increased the provision for bad debt expense offset by other operating improvements.

Provision for income taxes from continuing operations decreased from $119.8 million in 2005 to $110.2 million in 2006 due to the decrease in income from continuing operations, before income taxes. Our effective tax rates were 38.3% and 38.8% for the years ended December 31, 2006 and 2005, respectively. The decrease in our effective tax rate is primarily a result of our current year growth in lower tax rate jurisdictions.

Net income was $168.3 million in 2006 compared to $167.5 million for 2005, an increase of 0.4%. The increase is due to the decrease in loss on discontinued operations in 2006 offset by the decrease in income from continuing operations.

Liquidity and Capital Resources

2007 Compared to 2006

Net cash provided by operating activities increased $337.4 million from $350.3 million for the year ended December 31, 2006 compared to $687.7 million for the year ended December 31, 2007. This increase is due to an increase in cash flow from changes in accounts receivable of $202.4 million, increases in cash flows from accounts payable, accrued liabilities and income taxes of $73.8 million, and an increase in non-cash expenses of $231.6 million, of which $143.8 million was related to depreciation. These cash flow increases were offset by decreases in cash flows from supplies, prepaid expenses and other current assets of $27.4 million, decreases in cash flows from other assets and liabilities of $5.0 million and a decrease in net income of $138.0 million.

The use of cash in investing activities increased $6.859 billion from $640.3 million in 2006 to $7.499 billion in 2007, as a result of the acquisition of Triad for $6.836 billion.

In 2007, our net cash provided by financing activities increased $6.677 billion from $226.5 million in 2006 to $6.903 billion in 2007 from our New Credit Facility and issuance of Notes in connection with the acquisition of Triad.

As described previously in our discussion of Liquidity and Capital Resources further and in Notes 6, 8 and 14 of the Notes to Consolidated Financial Statements, at December 31, 2007, we had certain cash obligations, which are due as follows (in thousands):

					2014
	Total	2008	2009-2011	2012-2013	and thereafter

Long Term Debt	$6,041,610	$14,743	$192,667	$127,214	$5,706,986
Senior Subordinated Notes	3,021,331	—	—	—	3,021,331
Interest on Bank Facility and Notes(1)	4,729,179	689,772	2,052,729	1,347,496	639,182
Capital Leases, including interest	47,009	9,290	13,915	5,503	18,301

Total Long-Term Debt	13,839,129	713,805	2,259,311	1,480,213	9,385,800
Operating Leases	768,703	146,084	307,484	120,638	194,497
Replacement Facilities and Other Capital Committments(2)	676,264	267,658	408,606	—	—
Open Purchase Orders(3)	211,119	211,119	—	—	—
Interpretation 48 obligations, including interest and penalties	17,530	1,754	15,776	—	—

Total	$15,512,745	$1,340,420	$2,991,177	$1,600,851	$9,580,297

(1)	Estimate of interest payments assumes the interest rates at December 31, 2007 remain constant during the period presented for the New Credit Facility, which is variable rate debt. The interest rate used to calculate interest payments for the New Credit Facility was LIBOR as of December 31, 2007 plus the spread. The Notes are fixed at an interest rate of 8.875% per annum.

(2)	Pursuant to purchase agreements in effect as of December 31, 2007 and where certificate of need approval has been obtained, we have commitments to build the following replacement facilities and the following capital commitments. As part of an acquisition in 2003, we agreed to build a replacement hospital in Petersburg, Virginia by August 2008. As part of an acquisition in 2005, we agreed to build a replacement hospital in Shelbyville, Tennessee by June 30, 2009. As required by an amendment to our lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location. As part of an acquisition in 2007, we agreed to build a replacement hospital in Valparaiso, Indiana by April 2011. In conjunction with the acquisition of Triad, we assumed the commitment to build a replacement hospital in Clarksville, Tennessee by June 2009 and a de novo hospital in Cedar Park, TX, which opened in December 2007. Construction costs, including equipment costs, for these five replacement facilities and one de novo hospital are currently estimated to be approximately $761.4 million of which approximately $362.1 million has been incurred to date including costs incurred by Triad prior to our acquisition. In addition as a part of an acquisition in 2004, we committed to spend $90 million in capital expenditures within eight years in Phoenixville, Pennsylvania, and as part of an acquisition in 2005 we committed to spend approximately $41 million within seven years related to capital expenditures at Chestnut Hill Hospital in Philadelphia, Pennsylvania.

(3)	Open purchase orders represent our commitment for items ordered but not yet received.

As more fully described in Note 6 of the Notes to Consolidated Financial Statements at December 31, 2007, we had issued letters of credit primarily in support of potential insurance related claims and specified outstanding bonds of approximately $36 million.

Additional borrowings in 2007, offset by our redemption of $136.6 million of principal amount of convertible notes in 2006 along with net income for 2006, resulted in our debt as a percentage of total capitalization increasing from 53% at December 31, 2006 to 84% at December 31, 2007.

2006 Compared to 2005

Net cash provided by operating activities decreased by $60.7 million, from $411.0 million for the year ended December 31, 2005 to $350.3 million for the year ended December 31, 2006. This decrease in comparison to the prior year is primarily the result of an incremental build-up in accounts receivable from recently acquired hospitals of $23.7 million, cash paid for income taxes of $60.1 million in excess of amounts paid in the prior year period, and the change in cash flow presentation of the tax benefits from stock option exercises, associated with the adoption of SFAS No. 123(R), of $24.5 million. The increase in cash paid for income taxes in 2006 as compared to 2005 is primarily the result of the deferred nature of the deductibility for tax purposes, of the increase in bad debt expense from our change in estimate of our allowance for doubtful accounts and increase in stock-based compensation expense. Also, fewer stock options exercised in 2006 compared to 2005, reduced our deductions from taxable income. These decreases in cash flow were offset by an increase in depreciation expense of $22.6 million and an increase in stock-based compensation expense of $15.1 million, both of which are non-cash expenses, along with an increase of $3.5 million in other non-cash expenses. In addition, changes from all other operating assets and liabilities, primarily due to our management of our working capital, increased net cash flows by $6.4 million in 2006 as compared to 2005.

The use of cash in investing activities increased $313.0 million from $327.3 million in 2005 to $640.3 million in 2006. This increase is primarily the result of our increased acquisition activity which accounted for $226.2 million of the increase and the prior year cash used in investing activities being offset by $52.0 million proceeds from the sale of four hospitals, as opposed to in 2006 when we received proceeds of $0.8 million from the sale of one hospital and a nursing home.

In 2006, our net cash provided by financing activities increased $288.7 million to $226.5 million from a use of cash in 2005 of $62.2 million. This increase is primarily the result of our use of borrowings available under our Credit Agreement to fund hospital acquisitions, the repurchase of company stock, and the repayment of amounts previously borrowed under the revolving credit facility portions of our Credit Agreement.

During 2006, we repurchased 5,000,000 shares of our outstanding common stock at an aggregate cost of $176.3 million. Cash flow to fund these repurchases was derived from borrowings under our credit agreement. Considering the relatively low cost of funds available to us, we believe the use of these funds to repurchase outstanding shares provides an attractive return on investment.

Capital Expenditures

Cash expenditures for purchases of facilities were $7.018 billion in 2007, $384.6 million in 2006 and $158.4 million in 2005. Our expenditures in 2007 included $6.865 billion for the purchase of Triad, $133.7 million for the purchase of two additional hospitals, $3.4 million for the purchase of physician practices, $7.7 million for equipment to integrate acquired hospitals and $8.5 million for the settlement of acquired working capital. Our expenditures in 2006 included $334.5 million for the purchase of the eight hospitals acquired in 2006, $21.8 million for the purchase of three home health agencies and physician practices, $21.5 million for information systems and other equipment to integrate the hospitals acquired in 2006 and $6.8 million for the settlement of acquired working capital. Our capital expenditures in 2005 included $138.1 million for the purchase of five hospitals $10.7 million for the purchase of an ambulatory surgery center and physician practices and $9.6 million for information systems and other equipment to integrate the hospitals acquired in 2005.

Excluding the cost to construct replacement hospitals and a de novo hospital, our cash expenditures for routine capital for 2007 totaled $344.1 million compared to $207.7 million in 2006, and $185.6 million in 2005. Costs to construct replacement hospitals and a de novo hospital totaled $178.7 million in 2007, $16.8 million in 2006 and $2.8 million in 2005.

Pursuant to hospital purchase agreements in effect as of December 31, 2007, as part of the acquisition in August 2003 of the Southside Regional Medical Center in Petersburg, Virginia, we are required to build a replacement facility by August 2008. As part of an acquisition in 2005 of Bedford County Medical Center in Shelbyville, Tennessee, we are required to build a replacement facility by June 30, 2009. Also as required by an amendment to a lease agreement entered into in 2005, we agreed to build a replacement facility at its Barstow Community Hospital in Barstow, California. As part of an acquisition in 2007, we agreed to build a replacement hospital in Valparaiso, Indiana by April 2011. In conjunction with the acquisition of Triad, we assumed the commitment to build a replacement hospital in Clarksville, Tennessee by June 2009 and a de novo hospital in Cedar Park, TX, which opened in December 2007. Estimated construction costs, including equipment costs, are approximately $761.4 million for these five replacement facilities and a de novo hospital. We expect total capital expenditures of approximately $775 to $800 million in 2008, including approximately $635 to $650 million for renovation, equipment purchases and IT conversion costs associated with the former Triad hospitals, (which includes amounts which are required to be expended pursuant to the terms of the hospital purchase agreements) and approximately $140 to $150 million for construction and equipment cost of the replacement hospitals.

Capital Resources

Net working capital was $1.105 billion at December 31, 2007 compared to $446.1 million at December 31, 2006, an increase of $658.9 million. The acquisition of Triad provided additional initial working capital of $721.3 million. An increase of cash of approximately $110.3 million and an increase of deferred taxes of $60.6 million also contributed to the increase in working capital. These increases were offset by increases in accrued liabilities for employee compensation of approximately $83.7 million and accrued interest of $146.7 million and the net reduction in working capital of all other assets and liabilities of $2.9 million.

On November 14, 2005, we elected to call for the redemption of $150 million in principal amount of our 4.25% Convertible Subordinated Notes due 2008 (the “2008 Notes”). At the conclusion of this call for redemption, $0.3 million in principal amount of the 2008 Notes were redeemed for cash and $149.7 million of the 2008 Notes called for redemption, plus an additional $0.9 million of the 2008 Notes, were converted by the holders into 4,495,083 shares of our common stock.

On December 15, 2005, we elected to call for redemption all of the remaining outstanding 2008 Notes. As of December 15, 2005, there was $136.6 million in aggregate principal amount outstanding. On January 17, 2006, at the conclusion of the second call for redemption of 2008 Notes, $0.1 million in principal amount of the 2008 Notes were redeemed for cash and $136.5 million of the 2008 Notes were converted by the holders into 4,074,510 shares of our common stock prior to the second redemption date.

In connection with the consummation of the Triad acquisition in July 2007, we obtained $7.215 billion of senior secured financing under a New Credit Facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The New Credit Facility consists of a $6.065 billion funded term loan facility with a maturity of seven years, a $300 million delayed draw term loan facility, reduced from $400 million with a maturity of seven years and a $750 million revolving credit facility with a maturity of six years. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. The New Credit Facility requires us to make quarterly amortization payments of each term loan facility equal to 0.25% of the initial outstanding amount of the term loans, if any, with the outstanding principal balance of each term loan facility payable on July 25, 2014.

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

The obligor under the New Credit Facility is CHS/Community Health Systems, Inc., or CHS, a wholly-owned subsidiary of Community Health Systems, Inc. All of our obligations under the New Credit Facility are unconditionally guaranteed by Community Health Systems, Inc. and certain existing and subsequently acquired or organized domestic subsidiaries. All obligations under the New Credit Facility and the related guarantees are secured by a perfected first priority lien or security interest in substantially all of the assets of Community Health Systems, Inc., CHS and each subsidiary guarantor, including equity interests held by us or any subsidiary guarantor, but excluding, among others, the equity interests of non-significant subsidiaries, syndication subsidiaries, securitization subsidiaries and joint venture subsidiaries.

The loans under the New Credit Facility will bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus one-half of 1.0%, or (b) a reserve adjusted London interbank offered rate for dollars (Eurodollar rate (as defined)). The applicable percentage for term loans is 1.25% for Alternate Base Rate loans and 2.25% for Eurodollar rate loans. The applicable percentage for revolving loans will initially be 1.25% for Alternative Base Rate revolving loans and 2.25% for Eurodollar revolving loans, in each case subject to reduction based on our leverage ratio. Loans under the swingline subfacility bear interest at the rate applicable to Alternative Base Rate loans under the revolving credit facility.

We have agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to Eurodollar rate loans under the revolving credit facility times the maximum aggregate amount available to be drawn under all letters of credit outstanding under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit will also receive a customary fronting fee and other customary processing charges. We are initially obligated to pay commitment fees of 0.50% per annum (subject to reduction based upon on our leverage ratio), on the unused portion of the revolving credit facility. For purposes of this calculation, swingline loans are not treated as usage of the revolving credit facility. We are also obligated to pay commitment fees of 0.50% per annum for the first six months after the close of the New Credit Facility, 0.75% per annum for the next three months thereafter and 1.0% per annum thereafter, in each case on the unused amount of the delayed draw term loan facility. We also paid arrangement fees on the closing of the New Credit Facility and will pay an annual administrative agent fee.

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

As of December 31, 2007, there was approximately $1.050 billion of available borrowing capacity under our New Credit Facility, of which $36 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements through the next 12 months and into the foreseeable future.

As of December 31, 2007, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. On each of these swaps, we received a variable rate of interest based on the three-month London Inter-Bank Offer Rate (“LIBOR”), in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans under the New Credit Facility.

	Notional	Fixed
	Amount	Interest	Termination
Swap #	(In 000’s)	Rate	Date

1	100,000	4.0610%	May 30, 2008
2	100,000	2.4000%	June 13, 2008
3	100,000	3.5860%	August 29, 2008
4	100,000	3.9350%	June 6, 2009
5	100,000	4.3375%	November 30, 2009
6	100,000	4.9360%	October 4, 2010
7	100,000	4.7090%	January 24, 2011
8	300,000	5.1140%	August 8, 2011
9	100,000	4.7185%	August 19, 2011
10	100,000	4.7040%	August 19, 2011
11	100,000	4.6250%	August 19, 2011
12	200,000	4.9300%	August 30, 2011
13	200,000	4.4815%	October 26, 2011
14	200,000	4.0840%	December 3, 2011
15	250,000	5.0185%	May 30, 2012
16	150,000	5.0250%	May 30, 2012
17	200,000	4.6845%	September 11, 2012
18	125,000	4.3745%	November 23, 2012
19	75,000	4.3800%	November 23, 2012
20	150,000	5.0200%	November 30, 2012
21	100,000	5.0230%	May 30, 2013	(1)
22	300,000	5.2420%	August 6, 2013
23	100,000	5.0380%	August 30, 2013	(2)
24	100,000	5.0500%	November 30, 2013	(3)
25	100,000	5.2310%	July 25, 2014
26	100,000	5.2310%	July 25, 2014
27	200,000	5.1600%	July 25, 2014
28	75,000	5.0405%	July 25, 2014
29	125,000	5.0215%	July 25, 2014

(1)	This swap agreement becomes effective May 30, 2008, concurrent with the termination of agreement #1 listed above.

(2)	This swap agreement becomes effective June 13, 2008, concurrent with the termination of agreement #2 listed above.

(3)	This swap agreement becomes effective September 2, 2008, after the termination of agreement #3 listed above.

The swaps that were in effect prior to the Triad acquisition remain in effect after the refinancing for the Triad acquisition and will continue to be used to limit the effects of changes in interest rates on portions of our New Credit Facility.

The New Credit Facility and/or the Notes contain various covenants that limit our ability to take certain actions including; among other things, our ability to:

•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	repurchase capital stock;

•	make restricted payments, including paying dividends and making investments;

•	redeem debt that is junior in right of payment to the notes;

•	create liens without securing the notes;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into agreements that restrict dividends from subsidiaries;

•	merge, consolidate, sell or otherwise dispose of substantial portions of our assets;

•	enter into transactions with affiliates; and

•	guarantee certain obligations.

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

We believe that internally generated cash flows, availability for additional borrowings under our New Credit Facility of $1.050 billion (consisting of a $750 million revolving credit facility and a $300 million delayed draw term loan facility) and our ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) and continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash flows, borrowings under our credit agreement as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.

Off-balance sheet arrangements

Excluding the hospital whose lease terminated in conjunction with our sale of interests in the partnership holding the lease and whose operating results are included in discontinued operations, our consolidated operating results for the years ended December 31, 2007 and 2006, included $288.4 million and $255.7 million, respectively, of net operating revenue and $14.4 million and $13.3 million, respectively, of income from operations, generated from seven hospitals operated by us under operating lease arrangements. In accordance with accounting principles generally accepted in the United States of America, the respective assets and the future lease obligations under these arrangements are not recorded in our consolidated balance sheet. Lease payments under these arrangements are included in rent expense and totaled approximately $15.6 million and $14.4 million for the years ended December 31, 2007 and 2006, respectively. The current terms of these operating leases expire between June 2010 and December 2019, not including lease extension options. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.

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

As described more fully in Note 14 of the Notes to Consolidated Financial Statements, at December 31, 2007, we have certain cash obligations for replacement facilities and other construction commitments of $676.3 million and open purchase orders for $211.1 million.

Joint Ventures

We have sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. The amount of minority interest in equity is included in other long-term liabilities and the minority interest in income or loss is recorded separately in the consolidated statements of income. Triad also implemented this strategy to a greater extent than we did. In conjunction with the acquisition of Triad, we acquired 19 hospitals containing minority ownership interests ranging from less than 1% to 35%. As of and for the years ended December 31, 2007 and 2006, the balance of minority interests included in long-term liabilities was $366.1 million and $23.6 million, respectively, and the amount of minority interest in earnings was $16.0 million and $2.8 million, respectively.

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

Third Party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Excluding the former Triad hospitals, contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system”. Within the automated system, actual Medicare DRG data, coupled with all payors’ historical paid claims data, is utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. For the former Triad hospitals, contractual allowances are determined through a manual process wherein contractual allowance adjustments, regardless of payor or method of calculation, are reviewed and compared to actual payment experience. The methodology used is similar to the methodology used within our “automated contractual allowance system”. The former Triad hospitals will be phased in to the “automated contractual allowance system”. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We record adjustments to the estimated billings in the periods that such adjustments become known. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in future periods as final settlements are determined. However, due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. Contractual allowance adjustments related to final settlements or appeals increased net operating revenue by an insignificant amount in each of the years ended December 31, 2007, 2006 and 2005.

Allowance for Doubtful Accounts

Substantially all of our accounts receivable are related to providing healthcare services to our hospitals’ patients. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and outstanding patient balances for which the primary insurance payor has paid some but not all of the outstanding balance, with the remaining outstanding balance (generally deductibles and co-payments) owed by the patient. At the point of service, for patients required to make a co-payment, we generally collect less than 15% of the related revenue. For all procedures scheduled in advance, our policy is to verify insurance coverage prior to the date of the procedure. Insurance coverage is not verified in advance of procedures for walk-in and emergency room patients.

Effective September 30, 2006, we began estimating the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and, if present, anticipated changes in trends. For all other payor categories we began reserving 100% of all accounts aging over 365 days from the date of discharge. The percentage used to reserve for all self-pay accounts is based on our collection history. We believe that we collect substantially all of our third-party insured receivables which include receivables from governmental agencies. During the quarter ending December 31, 2007, in conjunction with our ongoing process of monitoring the net realizable value of our accounts receivable, as well as integrating the methodologies, data and assumptions used by the former Triad management, we performed various analyses including updating a review of historical cash collections. As a result of these analyses, we noted deterioration in certain key cash collection indicators. The acquisition of Triad also provided additional data and a comparative and larger population on which to base our estimates. As a result of the lower estimated collectability indicated by the updated analyses, we recorded an increase to our contractual reserves of $96.3 million and an increase to our allowance for doubtful accounts of approximately $70.1 million as of December 31, 2007. The resulting impact, net of taxes, is a decrease to income from continuing operations of $105.4 million. We believe this lower collectability is primarily the result of an increase in the number of patients qualifying for charity care, reduced enrollment in certain state Medicaid programs and an increase in the number of indigent non-resident aliens. Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. We also review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects the ongoing collection efforts within the Company and is consistent with industry practices. We had approximately $1.5 billion and $0.8 billion at December 31, 2007 and December 31, 2006, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized in income when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

Days revenue outstanding was 54 days at December 31, 2007 and 62 days at December 31, 2006. The change in estimate of our allowance for doubtful accounts reduced our days revenue outstanding by approximately 5 days. After giving effect to the change in estimate of our allowance for doubtful accounts, our target range for days revenue outstanding is 52 – 58 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $5.111 billion as of December 31, 2007 and approximately $2.274 billion as of December 31, 2006. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) summarized by aging categories is as follows:

	As of
	December 31,
	2007	2006	2005

0 – 60 days	61.2%	63.3%	63.7%
60 – 150 days	18.8%	17.7%	17.1%
151 – 360 days	15.8%	13.2%	6.5%
Over 360 days	4.2%	5.8%	12.7%

Total	100.0%	100.0%	100.0%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	As of
	December 31,
	2007	2006	2005

Insured receivables	65.8%	66.0%	65.3%
Self-pay receivables	34.2%	34.0%	34.7%

Total	100.0%	100.0%	100.0%

On a combined basis, as a percentage of self-pay receivables, the combined total allowance for doubtful accounts, as reported in the consolidated financial statements, and related allowances for other self-pay discounts and contractuals, was approximately 76% at December 31, 2007, and 65% at December 31, 2006. The increase in the percentage of allowances as a percentage of self-pay receivables from December 31, 2006 to December 31, 2007, is due to the self-pay discounts assumed in the Triad acquisition as well as the change in estimate of the allowance for doubtful accounts and contractual allowances recorded in 2007.

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

The SFAS No. 142 goodwill impairment model requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimated the fair values of the related operations using both a debt free discounted cash flow model as well as an adjusted EBITDA multiple model. These models are both based on our best estimate of future revenues and operating costs, and are reconciled to our consolidated market capitalization. The cash flow forecasts are adjusted by an appropriate discount rate based on our weighted average cost of capital. We performed our initial evaluation, as required by SFAS No. 142, during the first quarter of 2002 and the annual evaluation as of each succeeding September 30. No impairment has been indicated by these evaluations. In future periods, estimates used to conduct the impairment review, including revenue and profitability projections or fair values, could cause our analysis to indicate that our goodwill is impaired and result in a write-off of a portion or all of our goodwill.

Impairment or Disposal of Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, whenever events or changes in circumstances indicate that the carrying values of certain long-lived assets may be impaired, we project the undiscounted cash flows expected to be generated by these assets. If the projections indicate that the reported amounts are not expected to be recovered, such amounts are reduced to their estimated fair value based on a quoted market price, if available, or an estimate based on valuation techniques available in the circumstances.

Professional Liability Insurance Claims

Professional Liability Insurance for Former Triad Hospitals

Substantially all of the professional and general liability risks of the acquired Triad hospitals are subject to a per occurrence deductible. Substantially all losses in periods prior to May 1999 are insured through a wholly-owned insurance subsidiary of HCA, Inc., or HCA, Triad’s owner prior to that time, and excess loss policies maintained by HCA. HCA has agreed to indemnify the former Triad hospitals in respect of claims covered by such insurance policies arising prior to May 1999. After May 1999, the former Triad hospitals obtained insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary with excess coverage obtained from other carriers that is subject to certain deductibles. Effective for claims incurred after December 31, 2006, Triad began insuring its claims from $1 million to $5 million through its wholly-owned captive insurance company, replacing the coverage provided by HCA. Substantially all claims reported on or after January 2007 are self-insured up to $10 million per claim. Excess insurance for all hospitals is purchased through commercial insurance companies generally after the self-insured amount covers up to $100 million per occurrence. The excess insurance for the former Triad hospitals is underwritten on a “claims-made basis.” We accrue an estimated liability for its uninsured exposure and self-insured retention based on historical loss patterns and actuarial projections.

Professional Liability Insurance Claims for All Other Community Health Systems Hospitals

We accrue for estimated losses resulting from professional liability claims. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections and is discounted to its net present value using a weighted average risk-free discount rate of 4.1% and 4.6% in 2007 and 2006, respectively. To the extent that subsequent claims information varies from management’s estimates, the liability is adjusted currently. Our insurance is underwritten on a “claims-made” basis. Prior to June 1, 2002 , substantially all of our professional and general liability risks were subject to a $0.5 million per occurrence deductible; for claims reported from June 1, 2002 through June 1, 2003, these deductibles were $2.0 million per occurrence. Additional coverage above these deductibles was purchased through captive insurance companies in which we had a 7.5% minority ownership interest in each and to which the premiums paid by us represented less than 8% of the total premium revenues of each captive insurance company. With the formation of our own wholly-owned captive insurance company in June 2003, we terminated our minority interest relationships in those entities. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially all claims reported on or after June 1, 2005 are self-insured up to $5 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals was purchased through commercial insurance companies and generally covers us for liabilities in excess of the self-insured amount and up to $100 million per occurrence for claims reported on or after June 1, 2003.

The following table represents the balance of our liability for the self-insured component of professional liability insurance claims and activity for each of the respective years listed (excludes premiums for insured coverage) (in thousands):

			Claims
			and
	Beginning	Acquired	Expenses		End
	of Year	Balance	Paid	Expense(1)	of Year

2005	$63,849	$—	$15,544	$40,066	$88,371
2006	88,371	—	34,464	50,254	104,161
2007	104,161	171,144	54,278	79,157	300,184

(1)	Total expense, including premiums for insured coverage, was $53.6 million in 2005, $65.7 million in 2006 and $99.7 million in 2007.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these deferred tax assets, subject to the valuation allowance we have established.

On January 1, 2007, we adopted the provisions of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, is approximately $5.7 million as of December 31, 2007. It is our policy to recognize interest and penalties accrued related to unrecognized benefits in our consolidated statement of operations as income tax expense. During the year ended December 31, 2007, we recorded approximately $2.4 million in liabilities and $0.6 million in interest and penalties related to prior state income tax returns through our income tax provision from continuing operations and which are included in our FASB Interpretation No. 48 liability at December 31, 2007. A total of approximately $1.8 million of interest and penalties is included in the amount of FASB Interpretation No. 48 liability at December 31, 2007. During the year ended December 31, 2007, we released $5.2 million plus accrued interest of $0.8 million of our FASB Interpretation No. 48 liability, as a result of the expiration of the statute of limitations pertaining to tax positions taken in prior years relative to legal settlements and $1.5 million relative to state tax positions. During the year ended December 31, 2007, our FASB Interpretation No. 48 liability decreased approximately $3.5 million due to an income tax examination settlement of the federal tax returns of the former Triad hospitals for the short taxable years ended April 27, 2001, June 30, 2001 and December 31, 2001, and the taxable years ended December 31, 2002 and 2003. The financial statement impact of this settlement impacted goodwill.

Our unrecognized tax benefits consist primarily of state exposure items. We believe it is reasonably possible that approximately $1.1 million of our current unrecognized tax benefit may be recognized within the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal or state income tax examinations for years prior to 2003. During 2006, we agreed to a settlement at the Internal Revenue Service (the “IRS”) Appeals Office with respect to the 2003 tax year. We have since received a closing letter with respect to the examination for that tax year. The settlement was not material to our results of operations or consolidated financial position.

The IRS has concluded an examination of the federal income tax returns of Triad for the short taxable years ended April 27, 2001, June 30, 2001 and December 31, 2001, and the taxable years ended December 31, 2002 and 2003. On May 10, 2006, the IRS issued an examination report with proposed adjustments. Triad filed a protest on June 9, 2006 and the matter was referred to the IRS Appeals Office. Representatives of the former Triad hospitals met with the IRS Appeals Office in April 2007 and reached a tentative settlement. Triad has since received a closing letter with respect to the examination for those tax years. The settlement was not material to our results of operations or consolidated financial position.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “ Fair Value Measurements” (“SFAS No. 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurement; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by us beginning in the first quarter of 2008. Although we will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on our consolidated results of operations or consolidated financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 as of January 1, 2008. The adoption of this statement is not expected to have a material effect on our consolidated results of operations or consolidated financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This standard will require more assets and liabilities be recorded at fair value and will require expense recognition (rather than capitalization) of certain pre-acquisition costs. This standard will also require any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this standard requires this treatment of acquired deferred tax assets and liabilities also be applied to acquisitions occurring prior to the effective date of this standard. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is required to be adopted prospectively with no early adoption permitted. We will begin applying SFAS No. 141(R) in the first quarter of 2009. We are currently assessing the potential impact that SFAS No. 141(R) will have on our consolidated results of operations and financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 addresses the accounting and reporting framework for noncontrolling ownership interests in consolidated subsidiaries of the parent. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners and that require minority ownership interests to be presented separately within equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by us in the first quarter of 2009. We are currently assessing the potential impact that SFAS No. 160 will have on our consolidated results of operations and consolidated financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our New Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources”. We do not anticipate any material changes in our primary market risk exposures in 2008. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $14 million in 2007, $4 million for 2006 and $7 million for 2005.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Franklin, Tennessee

We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community Health Systems, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment effective January 1, 2006, which resulted in the Company changing the method in which it accounts for share-based compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
February 28, 2008

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2007	2006	2005
	(In thousands, except share and per share data)

Net operating revenues	$7,127,494	$4,180,136	$3,576,117

Operating costs and expenses:
Salaries and benefits	2,894,977	1,661,619	1,421,145
Provision for bad debts	897,285	518,861	356,120
Supplies	944,768	487,778	429,846
Rent	155,566	91,943	82,257
Other operating expenses	1,432,998	855,596	731,024
Depreciation and amortization	316,215	179,282	157,262

Total operating costs and expenses	6,641,809	3,795,079	3,177,654

Income from operations	485,685	385,057	398,463
Interest expense, net of interest income of $8,181, $1,779, and $5,742 in 2007, 2006 and 2005, respectively	364,533	94,411	87,185
Loss from early extinguishment of debt	27,388	4	—
Minority interest in earnings	15,996	2,795	3,104
Equity in earnings of unconsolidated affiliates	(25,132)	—	—

Income from continuing operations before income taxes	102,900	287,847	308,174
Provision for income taxes	43,003	110,152	119,804

Income from continuing operations	59,897	177,695	188,370
Discontinued operations, net of taxes:
Loss from operations of hospitals sold or held for sale	(11,067)	(6,873)	(8,737)
Net loss on sale of hospitals and partnership interests	(2,594)	(2,559)	(7,618)
Impairment of long-lived assets of hospitals held for sale	(15,947)	—	(4,471)

Loss on discontinued operations	(29,608)	(9,432)	(20,826)

Net income	$30,289	$168,263	$167,544

Earnings per common share — basic:
Income from continuing operations	$0.64	$1.87	$2.13
Loss on discontinued operations	$(0.32)	$(0.10)	$(0.24)

Net income	$0.32	$1.77	$1.89

Earnings per common share — diluted:
Income from continuing operations	$0.63	$1.85	$2.00
Loss on discontinued operations	$(0.31)	$(0.10)	$(0.21)

Net income	$0.32	$1.75	$1.79

Weighted average number of shares outstanding:
Basic	93,517,337	94,983,646	88,601,168

Diluted	94,642,294	96,232,910	98,579,977

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$132,874	$40,566
Patient accounts receivable, net of allowance for doubtful accounts of $1,033,516 and $478,565 in 2007 and 2006, respectively	1,533,798	773,984
Supplies	262,903	113,320
Prepaid income taxes	99,417	—
Deferred income taxes	113,741	13,249
Prepaid expenses and taxes	70,339	32,385
Other current assets (including assets of hospitals held for sale of $118,893 at December 31, 2007)	339,826	47,880

Total current assets	2,552,898	1,021,384

Property and equipment:
Land and improvements	460,501	163,988
Buildings and improvements	4,134,654	1,634,893
Equipment and fixtures	1,606,756	831,485

	6,201,911	2,630,366
Less accumulated depreciation and amortization	(689,337)	(643,789)

Property and equipment, net	5,512,574	1,986,577

Goodwill	4,247,714	1,336,525

Other assets, net of accumulated amortization of $100,556 and $92,921 in 2007 and 2006, respectively (including assets of hospitals held for sale of $417,120 at December 31, 2007)	1,180,457	162,093

Total assets	$13,493,643	$4,506,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,710	$35,396
Accounts payable	492,693	247,747
Current income taxes payable	—	7,626
Accrued liabilities:
Employee compensation	403,598	162,188
Interest	153,832	7,122
Other (including liabilities of hospitals held for sale of $67,606 at December 31, 2007)	377,102	115,204

Total current liabilities	1,447,935	575,283

Long-term debt	9,077,367	1,905,781

Deferred income taxes	407,947	141,472

Other long-term liabilities	483,459	136,811

Minority interests in equity of consolidated subsidiaries	366,131	23,559
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 96,611,085 shares issued and 95,635,536 shares outstanding at December 31, 2007 and 95,026,494 shares issued and 94,050,945 shares outstanding at December 31, 2006	966	950
Additional paid-in capital	1,240,308	1,195,947
Treasury stock, at cost, 975,549 shares at December 31, 2007 and 2006	(6,678)	(6,678)
Unearned stock compensation	—	—
Accumulated other comprehensive income	(81,737)	5,798
Retained earnings	557,945	527,656

Total stockholders’ equity	1,710,804	1,723,673

Total liabilities and stockholders’ equity	$13,493,643	$4,506,579

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated	Retained
			Additional			Unearned	Other	Earnings
	Common Stock		Paid-in	Treasury Stock		Stock	Comprehensive	(Accumulated
	Shares	Amount	Capital	Shares	Amount	Compensation	Income (Loss)	Deficit)	Total
	(In thousands, except share data)

BALANCE, December 31, 2004	88,591,733	$886	$1,047,888	(975,549)	$(6,678)	$—	$6,046	$191,849	$1,239,991
Comprehensive Income:
Net income	—	—	—	—	—	—	—	167,544	167,544
Net change in fair value of interest rate swaps, net of tax expense of $5,019	—	—	—	—	—	—	8,923	—	8,923
Net change in fair value of available for sale securities							222	—	222

Total comprehensive income							9,145	167,544	176,689
Repurchases of common stock	(2,239,700)	(22)	(79,830)	—	—	—	—	—	(79,852)
Issuance of common stock in connection with the exercise of options	3,134,721	31	49,543	—	—	—	—	—	49,574
Issuance of common stock in connection with the conversion of convertible debt	4,495,083	44	148,576	—	—	—	—	—	148,620
Restricted stock grant	558,000	6	18,160	—	—	(18,160)	—	—	6
Tax benefit from exercise of options	—	—	24,453	—	—	—	—	—	24,453
Earned stock compensation	—	—	—	—	—	4,956	—	—	4,956
Miscellaneous	—	—	140	—	—	—	—	—	140

BALANCE, December 31, 2005	94,539,837	$945	$1,208,930	(975,549)	$(6,678)	$(13,204)	$15,191	$359,393	$1,564,577
Comprehensive Income:
Net income	—	—	—	—	—	—	—	168,263	168,263
Net change in fair value of interest rate swaps, net of tax benefit of $931	—	—	—	—	—	—	(1,654)	—	(1,654)
Net change in fair value of available for sale securities	—	—	—	—	—	—	562	—	562

Total comprehensive income							(1,092)	168,263	167,171
Adjustment to adopt FASB statement No. 158, net of tax benefit of $5,465	—	—	—	—	—	—	(8,301)	—	(8,301)
Repurchases of common stock	(5,000,000)	(50)	(176,265)	—	—	—	—	—	(176,315)
Issuance of common stock in connection with the exercise of options	867,833	9	14,564	—	—	—	—	—	14,573
Issuance of common stock in connection with the conversion of convertible debt	4,074,510	41	137,157	—	—	—	—	—	137,198
Tax benefit from exercise of options	—	—	4,750	—	—	—	—	—	4,750
Share-based compensation	544,314	5	20,068	—	—	—	—	—	20,073
Reclassification of unearned stock compensation	—	—	(13,257)	—	—	13,204	—	—	(53)

BALANCE, December 31, 2006	95,026,494	$950	$1,195,947	(975,549)	$(6,678)	$—	$5,798	$527,656	$1,723,673
Comprehensive Income:
Net income	—	—	—	—	—	—	—	30,289	30,289
Net change in fair value of interest rate swaps, net of tax benefit of $51,223	—	—	—	—	—	—	(91,063)	—	(91,063)
Net change in fair value of available for sale securities	—	—	—	—	—	—	237	—	237
Adjustment to pension liability, net of tax benefit of $496	—	—	—	—	—	—	3,291	—	3,291

Total comprehensive income							(87,535)	30,289	(57,246)
Issuance of common stock in connection with the exercise of options	321,535	3	8,362	—	—	—	—	—	8,365
Tax benefit from exercise of options	—	—	(2,760)	—	—	—	—	—	(2,760)
Share-based compensation	1,263,056	13	38,759	—	—	—	—	—	38,772

BALANCE, December 31, 2007	96,611,085	$966	$1,240,308	(975,549)	$(6,678)	$—	$(81,737)	$557,945	$1,710,804

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$30,289	$168,263	$167,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	332,580	188,771	166,162
Deferred income taxes	(39,894)	(25,228)	9,889
Stock compensation expense	38,771	20,073	4,957
Excess tax benefits relating to stock-based compensation	(1,216)	(6,819)	—
Loss on early extinguishment of debt	27,388	—	—
Minority interest in earnings	15,996	2,795	3,104
Impairment on hospital held for sale	19,044	—	6,718
Loss on sale of hospitals	3,954	3,937	6,295
Other non-cash expenses, net	19,017	500	740
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	131,300	(71,141)	(47,455)
Supplies, prepaid expenses and other current assets	(31,977)	(4,544)	(16,838)
Accounts payable, accrued liabilities and income taxes	125,959	52,151	84,956
Other	16,527	21,497	24,977

Net cash provided by operating activities	687,738	350,255	411,049

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(7,018,048)	(384,618)	(158,379)
Purchases of property and equipment	(522,785)	(224,519)	(188,365)
Disposition of hospitals and other ancillary operations	109,996	750	51,998
Proceeds from sale of equipment	4,650	4,480	2,325
Increase in other non-operating assets	(72,671)	(36,350)	(34,851)

Net cash used in investing activities	(7,498,858)	(640,257)	(327,272)

Cash flows from financing activities:
Proceeds from exercise of stock options	8,214	14,573	49,580
Stock buy-back	—	(176,316)	(79,853)
Deferred financing costs	(182,954)	(2,153)	(1,259)
Excess tax benefits relating to stock-based compensation	1,216	6,819	—
Redemption of convertible notes	—	(128)	(298)
Proceeds from minority investors in joint ventures	2,351	6,890	1,383
Redemption of minority investments in joint ventures	(1,356)	(915)	(3,242)
Distribution to minority investors in joint ventures	(6,645)	(3,220)	(1,939)
Borrowings under Credit Agreement	9,221,627	1,031,000	—
Repayments of long-term indebtedness	(2,139,025)	(650,090)	(26,539)

Net cash (used in) provided by financing activities	6,903,428	226,460	(62,167)

Net change in cash and cash equivalents	92,308	(63,542)	21,610
Cash and cash equivalents at beginning of period	40,566	104,108	82,498

Cash and cash equivalents at end of period	$132,874	$40,566	$104,108

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies

Business.  Community Health Systems, Inc., through its subsidiaries (collectively the “Company”), owns, leases and operates acute care hospitals in non-urban and select urban markets. As of December 31, 2007, included in our continuing operations, the Company owned, leased or operated 115 hospitals, licensed for 16,971 beds in 27 states. Pennsylvania and Texas represent the only areas of geographic concentration. Net operating revenues generated by the Company’s hospitals in Pennsylvania, as a percentage of consolidated net operating revenues, were 13.1% in 2007, 22.0% in 2006 and 23.1% in 2005. Net operating revenues generated by the Company’s hospitals in Texas, as a percentage of consolidated net operating revenues, were 13.0% in 2007, 10.4% in 2006 and 11.6% in 2005.

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

Principles of Consolidation.  The consolidated financial statements include the accounts of the Company, its subsidiaries, all of which are controlled by the Company through majority voting control, and variable interest entities for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Certain of the subsidiaries have minority stockholders. The amount of minority interest in equity is disclosed separately on the consolidated balance sheets and minority interest in earnings is disclosed separately on the consolidated statements of income.

Cost of Revenue.  The majority of the Company’s operating expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at the Company’s Franklin, Tennessee and Plano, Texas offices, which were $133.4 million, $88.9 million and $67.5 million for the years ended December 31, 2007, 2006 and 2005, respectively. Included in these amounts is stock-based compensation of $38.8 million, $20.1 million and $5.0 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Cash Equivalents.  The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplies.  Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

Marketable Securites.  The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities”. The Company’s marketable securities are classified as trading or available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Interest and dividends on securities classified as available-for-sale or trading are included in net revenue and were not material in all periods presented. Accumulated other comprehensive income included an unrealized gain of $0.2 million and $0.6 million at December 31, 2007 and December 31, 2006, respectively, related to these available-for-sale securities.

Property and Equipment.  Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land and improvements (2 to 15 years; weighted average useful life is 14 years), buildings and improvements (5 to 40 years; weighted average useful life is 24 years) and equipment and fixtures (4 to 18 years; weighted average useful life is 8 years). Costs capitalized as construction in progress were $457.5 million and $61.2 million at December 31, 2007 and 2006,

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Interest capitalized in accordance with SFAS No. 34, “Capitalization of Interest Cost,” was $19.0 million, $3.0 million and $2.1 million for the years ended December 31, 2007, 2006 and 2005, respectively. Net property and equipment additions included in accounts payable were $21.4 million, $16.9 million and $0.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

The Company also leases certain facilities and equipment under capital leases (see Notes 3 and 8). Such assets are amortized on a straight-line basis over the lesser of the term of the lease or the remaining useful lives of the applicable assets.

Goodwill.  Goodwill represents the excess cost over the fair value of net assets acquired. Goodwill arising from business combinations is accounted for under the provisions of SFAS No. 141, “Business Combinations” (“SFAS No. 141”), and SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), and is not amortized. SFAS No. 142 requires goodwill to be evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company has selected September 30th as its annual testing date.

Other Assets.  Other assets consist of costs associated with the issuance of debt, which are included in interest expense over the life of the related debt using the effective interest method, and costs to recruit physicians to the Company’s markets, which are deferred and amortized in amortization expense over the term of the respective physician recruitment contract, which is generally three years. Long-term assets held for sale at December 31, 2007 are also included in other assets.

Third-Party Reimbursement.  Net patient service revenue is reported at the estimated net realizable amount from patients, third party payors and others for services rendered. Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems, provisions of cost-reimbursement and other payment methods. Approximately 39.3% of net operating revenues for the year ended December 31, 2007, 41.5% of net operating revenues for the year ended December 31, 2006 and 43.0% of net operating revenues for the year ended December 31, 2005, are related to services rendered to patients covered by the Medicare and Medicaid programs. Revenues from Medicare outlier payments are included in the amounts received from Medicare and are approximately 0.42% of net operating revenues for 2007, 0.44% of net operating revenues for 2006, and 0.47% for 2005. In addition, the Company is reimbursed by non-governmental payors using a variety of payment methodologies. Amounts received by the Company for treatment of patients covered by such programs are generally less than the standard billing rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net operating revenues. These net operating revenues are an estimate of the net realizable value due from these payors. Final settlements under certain of these programs are subject to adjustment based on administrative review and audit by third parties. Adjustments to the estimated billings are recorded in the periods that such adjustments become known. Adjustments to previous program reimbursement estimates are accounted for as contractual allowance adjustments and reported in the periods in which final settlements are determined. Adjustments related to final settlements or appeals increased revenue by an insignificant amount in each of the years ended December 31, 2007, 2006 and 2005. Amounts due to third-party payors were $73 million as of December 31, 2007 and $55 million as of December 31, 2006 and are included in accrued liabilities-other in the accompanying consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2005.

Net Operating Revenues.  Net operating revenues are recorded net of provisions for contractual allowance of approximately $16.839 billion, $10.024 billion and $8.401 billion in 2007, 2006 and 2005, respectively. Net operating revenues are recognized when services are provided and are reported at the estimated net realizable amount from patients, third party payors and others for services rendered. Also

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included in the provision for contractual allowance shown above is the value of administrative and other discounts provided to self-pay patients eliminated from net operating revenues which was $282.5 million, $100.3 million and $77.9 million for the years ended December 31, 2007, 2006 and 2005, respectively. In the ordinary course of business the Company renders services to patients who are financially unable to pay for hospital care. Included in the provision for contractual allowance shown above, is the value (at the Company’s standard charges) of these services to patients who are unable to pay that is eliminated from net operating revenues when it is determined they qualify under the Company’s charity care policy. The value of these services was $354.8 million, $214.2 million and $174.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. In the fourth quarter of 2007, in conjunction with an analysis of the net realizable value of accounts receivable, which included updating the Company’s analysis of historical cash collections, as well as conforming estimation methodologies with those of the former Triad hospitals, the Company revised its methodology whereby the Company has revised its estimate of contractual allowances for estimated amounts of self-pay accounts receivable that will ultimately qualify as charity care, or that will ultimately qualify for Medicaid, indigent care or other specific governmental reimbursement. Previous estimates of uncollectible amounts for such receivables were included in the Company’s bad debt reserves for each period. The impact of these changes in estimates decreased net operating revenue approximately $96.3 million for the year ended December 31, 2007.

Allowance for Doubtful Accounts.  Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. Substantially all of the Company’s receivables are related to providing healthcare services to its hospitals’ patients.

The Company experienced a significant increase in self-pay volume and related revenue, combined with lower cash collections during the quarter ended September 30, 2006. The Company believes this trend reflected an increased collection risk from self-pay accounts, and as a result the Company performed a review and an alternative analysis of the adequacy of its allowance for doubtful accounts. Based on this review, the Company recorded a $65.0 million increase to its allowance for doubtful accounts to maintain an adequate allowance for doubtful accounts as of September 30, 2006. The Company believed that the increase in self-pay accounts is a result of current economic trends, including an increase in the number of uninsured patients, reduced enrollment under Medicaid programs such as Tenncare, and higher deductibles and co-payments for patients with insurance.

In conjunction with recording the $65.0 million increase to the allowance for doubtful accounts, the Company changed its methodology for estimating its allowance for doubtful accounts effective September 30, 2006, as follows: The Company reserved a percentage of all self-pay accounts receivable without regard to aging category, based on collection history adjusted for expected recoveries and, if present, other changes in trends. For all other payor categories the Company reserved 100% of all accounts aging over 365 days from the date of discharge. Previously, the Company estimated its allowance for doubtful accounts by reserving all accounts aging over 150 days from the date of discharge without regard to payor class. The Company believes its revised methodology provided a better approach to reflect changes in payor mix and historical collection patterns and to respond to changes in trends.

During the quarter ended December 31, 2007, in conjunction with the Company’s ongoing process of monitoring the net realizable value of its accounts receivable, as well as integrating the methodologies, data and assumptions used by the former Triad management, the Company performed various analyses including updating a review of historical cash collections. As a result of these analyses, the Company noted a deterioration in certain key cash collection indicators. The acquisition of Triad also provided additional data and a comparative and larger population on which to base the Company’s estimates. As a result of the lower estimated collectability indicated by the updated analyses, the Company has recorded an increase to its contractual reserves of $96.3 million (as described above) and an increase to its allowance for doubtful accounts as of December 31, 2007 of approximately $70.1 million. The Company believes this lower

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

collectability is primarily the result of an increase in the number of patients qualifying for charity care, reduced enrollment in certain state Medicaid programs and an increase in the number of indigent non-resident aliens.

The Company believes the revised methodology provides a better approach to estimating changes in payor mix, continued increases in charity and indigent care as well as the monitoring of historical collection patterns. The revised accounting methodology and the adequacy of resulting estimates will continue to be reviewed by monitoring accounts receivable write-offs, monitoring cash collections as a percentage of trailing net revenues less provision for bad debts, monitoring historical cash collection trends, as well as analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, and the impact of recent acquisitions and dispositions.

Concentrations of Credit Risk.  The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the only significant concentration of credit risk from payors. Accounts receivable, net of contractual allowances, from Medicare were $302.1 million and $116.8 million as of December 31, 2007 and 2006, respectively, representing 11.8% and 9.3% of consolidated net accounts receivable, before allowance for doubtful accounts, as of December 31, 2007 and 2006, respectively.

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

Accounting for the Impairment or Disposal of Long-Lived Assets.  In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), whenever events or changes in circumstances indicate that the carrying values of certain long-lived assets may be impaired, the Company projects the undiscounted cash flows expected to be generated by these assets. If the projections indicate that the reported amounts are not expected to be recovered, such amounts are reduced to their estimated fair value based on a quoted market price, if available, or an estimate based on valuation techniques available in the circumstances.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income consists of the following (in thousands):

				Accumulated
	Change in Fair	Change in Fair	Adjustment	Other
	Value of Interest	Value of Available	to Pension	Comprehensive
	Rate Swaps	for Sale Securities	Liability	Income

Balance as of December 31, 2005	$14,969	$222	$—	$15,191
2006 Activity, net of tax	(1,654)	562	(8,301)	(9,393)

Balance as of December 31, 2006	$13,315	$784	$(8,301)	$5,798
2007 Activity, net of tax	(91,063)	237	3,291	(87,535)

Balance as of December 31, 2007	$(77,748)	$1,021	$(5,010)	$(81,737)

Segment Reporting.  SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information” (“SFAS No. 131”), requires that a public company report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. SFAS No. 131 allows aggregation of similar operating segments into a single reportable operating segment if the businesses have similar economic characteristics and are considered similar under the criteria established by SFAS No. 131.

Prior to the acquisition of Triad Hospitals, Inc. (“Triad”), the Company aggregated its operating segments into one reportable segment as all of its operating segments had similar services, had similar types of patients, operated in a consistent manner and had similar economic and regulatory characteristics. In connection with the Triad acquisition, certain aspects of the Company’s organizational structure and the information that is reviewed by the chief operating decision maker have changed. As a result, management has determined that the Company now operates in three distinct operating segments, represented by the hospital operations (which includes our acute care hospitals and related healthcare entities that provide inpatient and outpatient health care services), the home health agencies operations (which provide outpatient care generally in the patient’s home), and the hospital management services business (which provides executive management and consulting services to independent acute care hospitals). SFAS No. 131 requires (1) that financial information be disclosed for operating segments that meet a 10% quantitative threshold of the consolidated totals of net revenue, profit or loss, or total assets; and (2) that the individual reportable segments disclosed contribute at least 75% of total consolidated net revenue. Based on these measures, only the hospital operations segment meets the criteria as a separate reportable segment. Financial information for the home health agencies and management services segments do not meet the quantitative thresholds defined in SFAS No. 131 and are therefore combined with corporate into the all other reportable segment.

The financial information from prior years has been presented in Note 13 to reflect this change in the composition of our reportable operating segments.

Derivative Instruments and Hedging Activities.  In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”), as amended, the Company records derivative instruments (including certain derivative instruments embedded in other contracts) on the consolidated balance sheet as either an asset or liability measured at its fair value. Changes in a derivative’s fair value are recorded each period in earnings or other comprehensive income (“OCI”), depending on whether the derivative is designated and is effective as a hedged transaction, and on the type of hedge transaction. Changes in the fair value of derivative instruments recorded to OCI are reclassified to earnings in the period affected by the underlying hedged item. Any portion of the fair value of a derivative instrument determined to be ineffective under the standard is recognized in current earnings.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has entered into several interest rate swap agreements subject to the scope of this pronouncement. See Note 6 for further discussion about the swap transactions.

New Accounting Pronouncements.  In June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company adopted FIN 48 as of January 1, 2007. The adoption of this interpretation has not had a material effect on the Company’s consolidated results of operations or consolidated financial position.

In September 2006, the FASB issued SFAS No. 157, “ Fair Value Measurements” (“SFAS No. 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurement; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and is required to be adopted by the Company beginning in the first quarter of 2008. Although we will continue to evaluate the application of SFAS No. 157, management does not currently believe adoption will have a material impact on the Company’s consolidated results of operations or consolidated financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of January 1, 2008. The adoption of this statement is not expected to have a material effect on the Company’s consolidated results of operations or consolidated financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This standard will require more assets and liabilities be recorded at fair value and will require expense recognition (rather than capitalization) of certain pre-acquisition costs. This standard also will require any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this standard requires this treatment of acquired deferred tax assets and liabilities also be applied to acquisitions occurring prior to the effective date of this standard. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is required to be adopted prospectively with no early adoption permitted. SFAS No. 141(R) will be adopted by the Company in the first quarter of 2009. The Company is currently assessing the potential impact that SFAS No. 141(R) will have on its consolidated results of operations or financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 addresses the accounting and reporting framework for noncontrolling ownership interests in consolidated subsidiaries of the parent. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners and that require minority ownership interests be presented separately within equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of 2009. The Company is

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

currently assessing the potential impact that SFAS No. 160 will have on its consolidated results of operations or financial position.

Reclassifications.  The Company disposed of one hospital in August 2007, disposed of one hospital in October 2007, disposed of one hospital in November 2007, and designated twelve hospitals as being held for sale in the fourth quarter of 2007. The operating results of those hospitals have been classified as discontinued operations on the consolidated statements of income for all periods presented. There is no effect on net income for all periods presented related to the reclassifications made for the discontinued operations. The presentation of certain other prior year amounts have been changed. These changes in presentation are immaterial to the Company’s consolidated financial statements.

2.	Accounting for Stock-Based Compensation

The Company adopted the provisions of SFAS No. 123(R), “Share-Based Payments” (“SFAS No. 123(R)”) on January 1, 2006, electing to use the modified prospective method for transition purposes. The modified prospective method requires that compensation expense be recorded for all unvested stock options and share awards that subsequently vest or are modified, without restatement of prior periods. Prior to January 1, 2006, the Company accounted for stock-based compensation using the recognition and measurement principles of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations (“APB No. 25”), and provided the pro-forma disclosure requirements of SFAS No. 123 “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation Transition and Disclosures — an Amendment of FASB Statement No. 123” (“SFAS No. 148”). Under APB No. 25, when the exercise price of the Company’s stock was equal to the market price of the underlying stock on the date of grant, no compensation expense was recognized.

The pro-forma table below reflects net income and earnings per share had the Company applied the fair value recognition provisions of SFAS No. 123 for the year ended December 31, 2005, prior to the adoption of SFAS No. 123(R) (in thousands, except per share data):

Year Ended
December 31,
2005

Net Income:	$167,544
Add: Stock-Based compensation expense recognized under APB No. 25, net of tax	3,493
Deduct: Total stock-based compensation under fair value based method for all awards, net of tax	$14,232

Pro-forma net income	$156,805

Net income per share:
Basic — as reported	$1.89

Basic — proforma	$1.77

Diluted — as reported	$1.79

Diluted — proforma	$1.68

On September 22, 2005, the Compensation Committee of the Board of Directors of the Company approved an immediate acceleration of the vesting of unvested stock options awarded to employees and officers, including executive officers, on each of three grant dates, December 10, 2002, February 25, 2003, and May 22, 2003. Each of the grants accelerated had a three-year vesting period and would have otherwise become fully vested on their respective anniversary dates no later than May 22, 2006. All other terms and

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions applicable to the outstanding stock option grants remain in effect. A total of 1,235,885 stock options, with a weighted exercise price of $20.26 per share, were accelerated.

The accelerated options were issued under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (the “2000 Plan”). No performance shares or units or incentive stock options have been granted under the 2000 Plan. Options granted to non-employee directors of the Company and restricted shares were not affected by this action. The Compensation Committee’s decision to accelerate the vesting of the affected options was based primarily on the relatively short period of time until such stock options otherwise become fully vested making them no longer a significant motivator for retention and the fact the Company anticipated that up to approximately $3.8 million of compensation expense ($2.3 million, net of tax) associated with certain of these stock options would have otherwise been recognized in the first two quarters of 2006 pursuant to SFAS No. 123(R) would be avoided.

Since the Company accounted for its stock options prior to January 1, 2006 using the intrinsic value method of accounting prescribed in APB No. 25, the accelerated vesting did not result in the recognition of compensation expense in net income for the year ended December 31, 2005. However, in accordance with the disclosure requirements of SFAS No. 148, the pro-forma results presented in the table above include approximately $5.9 million ($3.6 million, net of tax) of compensation expense for the year ended December 31, 2005, resulting from the vesting acceleration.

Stock-based compensation awards are granted under the 2000 Plan. The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code as well as stock options which do not so qualify, stock appreciation rights, restricted stock, performance units and performance shares, phantom stock awards and share awards. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, the options granted under the 2000 Plan are “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date, except for options granted on July 25, 2007, which vests equally on the first two anniversaries of the award date. Options granted prior to 2005 have a 10 year contractual term and options granted in 2005, 2006 and 2007 have an 8 year contractual term. The exercise price of options granted to employees under the 2000 Plan were equal to the fair value of the Company’s common stock on the option grant date. As of December 31, 2007, 5,849,771 shares of unissued common stock remain reserved for future grants under the 2000 Plan. The Company also has options outstanding under its Employee Stock Option Plan (the “1996 Plan”). These options are fully vested and exercisable and no additional grants of options will be made under the 1996 Plan.

The following table reflects the impact of total compensation expense related to stock-based equity plans under SFAS No. 123(R) for periods beginning January 1, 2006, and under APB No. 25 for the year ended December 31, 2005, on the reported operating results for the respective periods (in thousands, except per share data):

	Year Ended
	December 31,
	2007	2006	2005

Effect on income from continuing operations before income taxes	$(38,771)	$(20,073)	$(4,957)

Effect on net income	$(23,541)	$(12,762)	$(3,493)

Effect on net income per share-diluted	$(0.25)	$(0.13)	$(0.04)

SFAS No. 123(R) also requires the benefits of tax deductions in excess of the recognized tax benefit on compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under APB No. 25 and related interpretations. This requirement reduced the Company’s net operating cash flows and increased the Company’s financing cash flows by $1.2 million and $6.8 million for the years

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended December 31, 2007 and 2006. In addition, the Company’s deferred compensation cost at December 31, 2005, of $13.2 million, arising from the issuance of restricted stock in 2005 and recorded as a component of stockholders’ equity as required under APB No. 25, was reclassified into additional paid-in capital upon the adoption of SFAS No. 123(R).

At December 31, 2007, $80.4 million of unrecognized stock-based compensation expense from all outstanding unvested stock options and restricted stock is expected to be recognized over a weighted-average period of 18.4 months. There were no modifications to awards during 2007 or 2006.

The fair value of stock options was estimated using the Black Scholes option pricing model with the assumptions and weighted-average fair values during the years ended December 31, 2007 and 2006, as follows:

	Year Ended
	December 31,
	2007	2006

Expected volatility	24.4%	24.2%
Expected dividends	0	0
Expected term	4 years	4 years
Risk-free interest rate	4.48%	4.67%

In determining expected term, the Company examined concentrations of holdings, its historical patterns of option exercises and forfeitures, as well as forward looking factors, in an effort to determine if there were any discernable employee populations. From this analysis, the Company identified two employee populations, one consisting primarily of certain senior executives and the other consisting of all other recipients.

The expected volatility rate was estimated based on historical volatility. In determining expected volatility, the Company also reviewed the market-based implied volatility of actively traded options of its common stock and determined that historical volatility did not differ significantly from the implied volatility.

The expected life computation is based on historical exercise and cancellation patterns and forward looking factors, where present, for each population identified. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The pre-vesting forfeiture rate is based on historical rates and forward looking factors for each population identified. The Company adjusts the estimated forfeiture rate to its actual experience.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options outstanding and exercisable under the 1996 Plan and 2000 Plan as of December 31, 2007, and changes during each of the years in the three-year period ended December 31, 2007 were as follows (in thousands, except share and per share data):

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value as of
		Exercise	Term	December 31,
	Shares	Price	(In Years)	2007

Outstanding at December 31, 2004	7,456,279	$18.03
Granted	1,325,700	33.02
Exercised	(3,134,721)	15.81
Forfeited and cancelled	(276,984)	26.02

Outstanding at December 31, 2005	5,370,274	22.63
Granted	1,151,000	38.07
Exercised	(865,833)	16.47
Forfeited and cancelled	(172,913)	34.02

Outstanding at December 31, 2006	5,482,528	26.48
Granted	3,544,000	37.79
Exercised	(295,854)	26.89
Forfeited and cancelled	(291,659)	35.70

Outstanding at December 31, 2007	8,439,015	$30.90	6.5 years	$57,992

Exercisable at December 31, 2007	4,024,138	$23.63	5.5 years	$53,726

The weighted-average grant date fair value of stock options granted during the year ended December 31, 2007 and 2006, was $10.24 and $10.38, respectively. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on December 31, 2007. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the year ended December 31, 2007 and 2006 was $3.5 million and $18.2 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock outstanding under the 2000 Plan as of December 31, 2007, and changes during each of the years in the three-year period ended December 31, 2007 were as follows:

		Weighted
		Average
		Fair
	Shares	Value

Unvested at December 31, 2004	—	$—
Granted	563,000	32.37
Vested	—	—
Forfeited	(5,000)	32.37

Unvested at December 31, 2005	558,000	32.37
Granted	606,000	38.26
Vested	(185,975)	32.43
Forfeited	(8,334)	35.93

Unvested at December 31, 2006	969,691	36.05
Granted	1,392,000	38.70
Vested	(384,646)	35.47
Forfeited	(20,502)	36.73

Unvested at December 31, 2007	1,956,543	38.04

As of December 31, 2007, there was $50.3 million of unrecognized stock-based compensation expense related to unvested restricted stock expected to be recognized over a weighted-average period of 17.2 months.

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

	Year Ended
	December 31,
	2007	2006

Directors’ fees earned and deferred into plan	$129,000	$177,500

Equivalent units	3,622.531	4,843.449

At December 31, 2007, there are a total of 13,408.532 units deferred in the plan with an aggregate fair value of $0.5 million, based on the closing market price of the Company’s common stock at December 31, 2007 of $36.86.

3.	Long-Term Leases, Acquisitions and Divestitures of Hospitals

Triad Acquisition

On July 25, 2007, the Company completed its acquisition of Triad. Triad owned and operated 50 hospitals in 17 states as well as the Republic of Ireland in non-urban and middle market communities. Immediately following the acquisition, on a combined basis the Company owned and operated 128 hospitals in 28 states as well as the Republic of Ireland. As of December 31, 2007, two hospitals acquired from Triad have been sold and six hospitals acquired from Triad were classified as held for sale. As a result of its acquisition of Triad,

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Company also provides management and consulting services to independent hospitals, through its subsidiary, Quorum Health Resources, LLC, on a contract basis. The Company acquired Triad for approximately $6.836 billion, including the assumption of $1.686 billion of existing indebtedness. Prior to entering the merger agreement, Triad terminated an Agreement and Plan of Merger that it had entered into on February 4, 2007 (the “Prior Merger Agreement”) with Panthera Partners, LLC, Panthera Holdco Corp. and Panthera Acquisition Corporation (collectively, “Panthera”). Concurrent with the termination of the Prior Merger Agreement and pursuant to the terms thereof, Triad paid a termination fee of $20 million and out-of-pocket expenses of $18.8 million to Panthera. The Company reimbursed Triad for the termination fee and the advance for expense reimbursement paid to Panthera. These amounts are included in the allocated purchase price of Triad.

In connection with the consummation of the acquisition of Triad, the Company obtained $7.215 billion of senior secured financing under a new credit facility (the “New Credit Facility”) and its wholly-owned subsidiary CHS/Community Health Systems, Inc. (“CHS/Community Health”) issued $3.021 billion aggregate principal amount of 8.875% senior notes due 2015 (the “Notes”). The Company used the net proceeds of $3.000 billion from the Notes offering and the net proceeds of $6.065 billion of term loans under the New Credit Facility to acquire the outstanding shares of Triad, to refinance certain of Triad’s indebtedness and the Company’s indebtedness, to complete certain related transactions, to pay certain costs and expenses of the transactions and for general corporate uses. This New Credit Facility also provides an additional $750 million revolving credit facility and a $400 million delayed draw term loan facility for future acquisitions, working capital and general corporate purposes. As of December 31, 2007, the $400 million delayed draw term loan had been reduced to $300 million at the request of the Company.

The total cost of the Triad acquisition has been allocated to the assets acquired and liabilities assumed based upon their respective preliminary estimated fair values in accordance with SFAS No. 141. The purchase price represented a premium over the fair value of the net tangible and identifiable intangible assets acquired for reasons such as:

•	strategically, Triad had operations in five states in which the Company previously had no operations;

•	the combined company has smaller concentrations of credit risk through greater geographic diversification;

•	many support functions will be centralized; and

•	duplicate corporate functions will be eliminated.

The allocation process requires the analysis of acquired fixed assets, contracts, contractual commitments, and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. Because of the significance of the transaction and proximity to the end of the current year, the values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but is not limited to: valuations and physical counts of property and equipment, valuation of equity investments and intangible assets, valuation of contractual commitments, finalization of involuntary termination of employees, and review of open cost report settlement periods. The Company is also negotiating the termination of certain assumed contracts it deems unfavorable, such as various physician and service contracts. Under GAAP, the Company has up to twelve months from the closing of the acquisition to complete its valuations and complete contract terminations in order for these terminations to be considered in the allocation process. The Company expects to complete the allocation of the total cost of the Triad acquisition in the second quarter of 2008. Material adjustments to goodwill may result upon the completion of these matters.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Other Acquisitions

Effective April 1, 2007, the Company completed its acquisition of Lincoln General Hospital (157 licensed beds), located in Ruston, Louisiana. The total consideration for this hospital was approximately $48.7 million, of which $44.8 million was paid in cash and $3.9 million was assumed in liabilities. On May 1, 2007, the Company completed its acquisition of Porter Health, (301 licensed beds), located in Valparaiso, Indiana, with a satellite campus in Portage, Indiana and outpatient medical campuses located in Chesterton, Demotte, and Hebron, Indiana. As part of this acquisition, the Company has agreed to construct a 225-bed replacement facility for the Valparaiso hospital no later than April 2011. The total consideration for Porter Health was approximately $110.1 million, of which $88.9 million was paid in cash and $21.2 million was assumed in liabilities. The Company has estimated its purchase price allocation relating to these acquisitions resulting in approximately $1.5 million of goodwill being recorded. These allocations are preliminary pending, among other things, finalization of valuation of tangible and intangible assets. These acquisition transactions were accounted for using the purchase method of accounting. The allocation of the purchase price has been determined by the Company based upon available information and is subject to settling amounts related to purchased working capital and in some instances final appraisals. Adjustments to the purchase price allocation are not expected to be material.

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

The 2006 and 2005 acquisition transactions were accounted for using the purchase method of accounting. The final allocation of the purchase price for these acquisitions was determined by the Company within one year of the date of acquisition.

The table below summarizes the allocations of the purchase price (including assumed liabilities) for these acquisitions (in thousands):

	2007	2006	2005

Current assets	$1,675,392	$56,896	$19,144
Property and equipment	3,699,200	262,335	110,854
Goodwill and other intangibles	3,111,711	66,490	43,619
Liabilities	1,479,462	27,247	30,786

The operating results of the foregoing hospitals have been included in the consolidated statements of income from their respective dates of acquisition. The following pro forma combined summary of operations of the Company gives effect to using historical information of the operations of the hospitals purchased in 2007 and 2006 as if the acquisitions had occurred as of January 1, 2006 (in thousands except per share data):

	Year Ended December 31,
	2007	2006

Pro forma net operating revenues	$9,623,221	$9,245,489
Pro forma net income (loss)	(95,598)	150,626
Pro forma net income per share:
Basic	$(1.02)	$1.59
Diluted	$(1.01)	$1.57

Pro forma adjustments to net income (loss) include adjustments to depreciation and amortization expense, net of the related tax effect, based on the estimated fair value assigned to the long-lived assets acquired, and to interest expense, net of the related tax effect, assuming the increase in long-term debt used to fund the acquisitions had occurred as of January 1, 2006. The pro forma net income for the year ended December 31, 2007, includes a charge for the early extinguishment of debt of $27.3 million before taxes and $17.5 million after tax, or $0.19 per share (diluted). The pro forma results do not include transaction costs incurred by Triad prior to the date of acquisitions related to cost savings or other synergies that are anticipated as a result of this acquisition. These pro forma results are not necessarily indicative of the actual results of operations.

Discontinued Operations

Effective November 30, 2007, the Company sold Barberton Citizens Hospital (312 licensed beds) located in Barberton, Ohio to Summa Health System of Akron, Ohio. The proceeds from this sale were $53.8 million.

Effective October 31, 2007, the Company sold its 60% membership interest in Northeast Arkansas Medical Center (“NEA”), a 104 bed facility in Jonesboro, Arkansas to Baptist Memorial Health Care (“Baptist”), headquartered in Memphis, Tennessee for $16.8 million. In connection with this transaction, the Company also sold real estate and other assets to a subsidiary of Baptist for $26.2 million.

Effective September 1, 2007, the Company sold its partnership interest in River West L.P., which owned and operated River West Medical Center (an 80 bed facility located in Plaquemine, Louisiana) to an affiliate of Shiloh Health Services, Inc. of Lubbock, Texas. The proceeds from this sale were $0.3 million.

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

As of December 31, 2007, the Company had classified as held for sale 12 hospitals with an aggregate total of 1,690 licensed beds.

In connection with management’s decision to sell the previously mentioned facilities and in accordance with SFAS No. 144, the Company has classified the results of operations of the above mentioned hospitals as discontinued operations in the accompanying consolidated statements of income.

Net operating revenues and loss reported for the fifteen hospitals in discontinued operations are as follows:

	Year Ended December 31,
	2007	2006	2005
	(In thousands)

Net operating revenues	$417,677	$189,734	$212,723

Loss from operations of hospitals sold or held for sale before income taxes	(14,735)	(10,694)	(13,395)
Loss on sale of hospitals and partnership interests	(3,954)	(3,938)	(6,295)
Impairment of long-lived assets of hospital held for sale	(19,044)	—	(6,718)

Loss from discontinued operations, before taxes	(37,733)	(14,632)	(26,408)
Income tax benefit	8,125	5,200	5,582

Loss from discontinued operations, net of tax	$(29,608)	$(9,432)	$(20,826)

Included in the computation of the loss from discontinued operations, before taxes for the year ended December 31, 2007, is a write-off of $4.0 million of tangible assets and $0.1 million of goodwill for the partnership and membership interests sold and the two hospitals sold and an estimated impairment of $19.0 million on long-lived assets at the hospitals held for sale (see Note 4 Goodwill and Other Intangible Assets).

The computation of loss from discontinued operations, before taxes, for the year ended December 31, 2006, includes the net write-off of $4.4 million of tangible assets at the one hospital sold during the year ended December 31, 2006. Interest expense was allocated to discontinued operations based on estimated sales proceeds available for debt repayment.

The computation of loss from discontinued operations, before taxes, for the year ended December 31, 2005, includes the net write-off of $51.5 million of tangible assets and $17.1 million of goodwill of the four hospitals sold and one hospital designated as held for sale in the second quarter of 2005.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assets and liabilities of the hospitals held for sale as of December 31, 2007 are included in the accompanying consolidated balance sheet as follows (in thousands): current assets of $118,893, included in other current assets; net property and equipment of $331,139 and other long-term assets of $85,981, included in other assets; and current liabilities of $67,606, included in other accrued liabilities. The assets and liabilities of hospitals classified as held for sale at December 31, 2007 have not been reclassified as of December 31, 2006 in the accompanying consolidated balance sheet.

4.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

	Year Ended December 31,
	2007	2006

Balance, beginning of year	$1,336,525	$1,259,816
Goodwill acquired as part of acquisitions during the year	2,912,392	67,550
Consideration adjustments and finalization of purchase price allocations for prior year’s acquisitions	22,053	9,159
Goodwill related to hospital operations segment written off as part of disposals	(1,913)	—
Goodwill related to hospital operations segment assigned to disposal group classified as held for sale	(21,343)	—

Balance, end of year	$4,247,714	$1,336,525

SFAS No. 142 requires that goodwill be allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). As a result of the change in the Company’s operating segments as discussed in Note 1, management has re-evaluated the determination of our reporting units identified for allocation of goodwill in accordance with SFAS No. 142 and determined that the operating segments meet the criteria to be classified as reporting units. At September 30, 2007, goodwill, except for the amount related to the former Triad hospitals, was reallocated among the hospital operations and home health agencies operations reporting units. At December 31, 2007, the hospital operations reporting unit had $1.309 billion and the home health agencies reporting unit had $32.2 million of goodwill. No goodwill has been allocated to the hospital management services segment as of December 31, 2007 because that business relates entirely to the Triad acquisition. Goodwill related to the former Triad hospitals of $2.907 billion has not been allocated to the reporting unit level as of December 31, 2007 because the final purchase price allocation has not been completed (see Note 3).

The Company performed its annual goodwill evaluation, as required by SFAS No. 142 as of September 30, 2007, using the new segment and reporting units. No impairment was indicated by this evaluation. The Company will continue to perform its goodwill evaluation analysis as of September 30th.

Approximately $180.9 million of intangible assets were acquired during the year ended December 31, 2007. The gross carrying amount of the Company’s other intangible assets was $194.6 million and $13.7 million as of December 31, 2007 and 2006, respectively, and the net carrying amount was $181.0 million and $7.4 million as of December 31, 2007 and 2006, respectively. Substantially all of the other intangible assets are finite lived and subject to amortization. Other intangible assets are included in other assets on the Company’s consolidated balance sheets.

The weighted average amortization period for the intangible assets subject to amortization is approximately 8 years. There are no expected residual values related to these intangible assets. Amortization expense for these intangible assets was $2.7 million, $1.9 million and $1.3 million during the years ended December 31, 2007, 2006 and 2005, respectively. Amortization expense on intangible assets is estimated to be $14.8 million

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in 2008, $13.9 million in 2009, $13.3 million in 2010, $11.9 million in 2011, $8.4 million in 2012 and $0.3 million thereafter.

5.	Income Taxes

The provision for income taxes for income from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005

Current
Federal	$27,416	$120,209	$101,371
State	11,411	13,555	12,746

	38,827	133,764	114,117
Deferred
Federal	6,944	(21,793)	3,987
State	(2,768)	(1,819)	1,700

	4,176	(23,612)	5,687

Total provision for income taxes for income from continuing operations	$43,003	$110,152	$119,804

The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate (dollars in thousands):

	Year Ended December 31,
	2007		2006		2005
	Amount	%	Amount	%	Amount	%

Provision for income taxes at statutory federal rate	$36,015	35.0%	$100,746	35.0%	$107,861	35.0%
State income taxes, net of federal income tax benefit	5,618	5.5	7,628	2.7	9,390	3.0
Change in valuation allowance	3,825	3.7	—	—	—	—
Federal and state tax credits	(2,625)	(2.6)	—	—	—	—
Other	170	0.2	1,778	0.6	2,553	0.8

Provision for income taxes and effective tax rate for income from continuing operations	$43,003	41.8%	$110,152	38.3%	$119,804	38.8%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes as of December 31, consist of (in thousands):

	2007		2006
	Assets	Liabilities	Assets	Liabilities

Net operating loss and credit carryforwards	$75,879	$—	$26,709	$—
Property and equipment	—	464,753	—	136,249
Self-insurance liabilities	100,642	—	35,607	—
Intangibles	—	139,757	—	101,569
Other liabilities	—	19,076	—	2,879
Long-term debt and interest	—	42,447	989	—
Accounts receivable	104,727	—	33,535	—
Accrued expenses	21,928	—	20,362	—
Other comprehensive income	58,933	—	—	1,952
Stock-Based compensation	54,464	—	6,353	—
Other	23,812	—	12,078	—

	440,385	666,033	135,633	242,649
Valuation allowance	(68,558)	—	(21,207)	—

Total deferred income taxes	$371,827	$666,033	$114,426	$242,649

Management believes that the net deferred tax assets will ultimately be realized, except as noted below. Management’s conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has state net operating loss carry forwards of approximately $1.223 billion, which expire from 2008 to 2027. With respect to the deferred tax liability pertaining to intangibles, as included above, goodwill purchased in connection with certain of the Company’s business acquisitions is amortizable for income tax reporting purposes. However, for financial reporting purposes, there is no corresponding amortization allowed with respect to such purchased goodwill.

The valuation allowance increased by $47.4 million and $0.1 million during the years ended December 31, 2007 and 2006, respectively. In addition to amounts previously discussed, the change in valuation allowance relates to a redetermination of the amount of, and realizability of, net operating losses in certain state and foreign income tax jurisdictions. In addition, as a result of the additional interest expense to be incurred resulting from the Triad acquisition, the Company determined that certain of its state net operating losses will expire before being utilized resulting in the recording of a valuation allowance of approximately $16.4 million. The results of this change in the valuation allowance impacted goodwill from the acquisition.

The Company adopted the provisions of FIN 48, on January 1, 2007. The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, is approximately $5.7 million as of December 31, 2007. It is the Company’s policy to recognize interest and penalties accrued related to unrecognized benefits in its statement of operations as income tax expense. During the year ended December 31, 2007, the Company recorded approximately $2.4 million in liabilities and $0.6 million in interest and penalties related to prior state income tax returns through its income tax provision from continuing operations and which are included in its FIN 48 liability at December 31, 2007. A total of approximately $1.8 million of interest and penalties is included in the amount of FIN 48 liability at December 31, 2007. During the year ended December 31, 2007, the Company released $5.2 million plus accrued interest of $0.8 million of its FIN 48 liability, as a result of the expiration of the statute of limitations pertaining to tax positions taken in prior years relative to legal settlements and $1.5 million relative to state tax positions. During the year ending December 31, 2007, the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s FIN 48 liability decreased approximately $3.5 million due to an income tax examination settlement of the federal tax returns of the former Triad hospitals for the short taxable years ended April 27, 2001, June 30, 2001 and December 31, 2001, and the taxable years ended December 31, 2002 and 2003. The financial statement impact of this settlement impacted goodwill.

The Company’s unrecognized tax benefits consist primarily of state exposure items. The Company believes that it is reasonably possible that approximately $1.1 million of its current unrecognized tax benefit may be recognized within the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities.

The following is a tabular reconciliation of the total amount of unrecognized tax benefit for the year ended December 31, 2007 (in thousands):

Year Ended
December 31, 2007

Unrecognized Tax Benefit at January 1, 2007	$10,510
Gross increases — purchase business combination	10,160
Gross increases — tax positions in current period	1,930
Gross increases — tax positions in prior period	1,820
Lapse of statute of limitations	(6,700)
Settlements	(2,840)

Unrecognized Tax Benefit at December 31, 2007	$14,880

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

The IRS has concluded an examination of the federal income tax returns of Triad for the short taxable years ended April 27, 2001, June 30, 2001 and December 31, 2001, and the taxable years ended December 31, 2002 and 2003. On May 10, 2006, the IRS issued an examination report with proposed adjustments. Triad filed a protest on June 9, 2006 and the matter was referred to the IRS Appeals Office. Representatives of the former Triad hospitals met with the IRS Appeals Office in April 2007 and reached a tentative settlement. Triad has since received a closing letter with respect to the examination for those tax years. The settlement was not material to the Company’s results of operations or financial position.

The Company paid income taxes, net of refunds received, of $85.2 million, $128.1 million and $68.1 million during 2007, 2006, and 2005, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	As of December 31,
	2007	2006

Credit Facilities:
Term loans	$5,965,000	$1,572,000
Revolving credit loans	—	—
Tax-exempt bonds	8,000	8,000
Senior subordinated notes	3,021,331	300,000
Capital lease obligations (see Note 8)	35,136	44,670
Other	68,610	16,507

Total debt	9,098,077	1,941,177
Less current maturities	(20,710)	(35,396)

Total long-term debt	$9,077,367	$1,905,781

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

On December 16, 2004, the Company issued $300 million 6 1/2% senior subordinated notes due 2012. On April 8, 2005, the Company exchanged these notes for notes having substantially the same terms as the outstanding notes, except the exchanged notes were registered under the Securities Act of 1933, as amended (the “1933 Act”).

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

The loans under the New Credit Facility will bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at the Company’s option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus one-half of 1.0%, or (b) a reserve adjusted London interbank offered rate for dollars (Eurodollar Rate) (as defined). The applicable percentage for term loans is 1.25% for Alternate Base Rate loans and 2.25% for Eurodollar rate loans. The applicable percentage for revolving loans is initially 1.25% for Alternate Base Rate revolving loans and 2.25% for Eurodollar revolving loans, in each case subject to reduction based on the Company’s leverage ratio. Loans under the swingline subfacility bear interest at the rate applicable to alternative base rate loans under the revolving credit facility.

The Company has agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to Eurodollar rate loans under the revolving credit facility times the maximum aggregate amount available to be drawn under all letters of credit outstanding under the subfacility for letters of credit. The

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

issuer of any letter of credit issued under the subfacility for letters of credit will also receive a customary fronting fee and other customary processing charges. The Company is also obligated to pay commitment fees of 0.50% per annum (subject to reduction based upon the Company’s leverage ratio) on the unused portion of the revolving credit facility. For purposes of this calculation, swingline loans are not treated as usage of the revolving credit facility. The Company is also obligated to pay commitment fees of 0.50% per annum for the first six months after the closing of the New Credit Facility, 0.75% per annum for the next three months thereafter and 1.0% per annum thereafter, in each case on the unused amount of the delayed draw term loan facility. The Company paid arrangement fees on the closing of the New Credit Facility and will pay an annual administrative agent fee.

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

Redemption
Period	Price

2011	104.438%
2012	102.219%
2013 and thereafter	100.000%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition, any time prior to July 15, 2010, CHS/Community Health is entitled, at its option, on one or more occasions to redeem the Notes (which include additional Notes (the “Additional Notes”), if any which may be issued from time to time under the indenture under which the Notes were issued) in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the Notes (which includes Additional Notes, if any) originally issued at a redemption price (expressed as a percentage of principal amount) of 108.875%, plus accrued and unpaid interest to the redemption date, with the Net Cash Proceeds (as defined) from one or more Public Equity Offerings (as defined) (provided that if the Public Equity Offering is an offering by the Company, a portion of the Net Cash Proceeds thereof equal to the amount required to redeem any such Notes is contributed to the equity capital of CHS/Community Health); provided, however, that:

1) at least 65% of such aggregate principal amount of Notes originally issued remains outstanding immediately after the occurrence of each such redemption (other than the Notes held, directly or indirectly, by the Company or its subsidiaries); and

2) each such redemption occurs within 90 days after the date of the related Public Equity Offering.

CHS/Community Health is entitled, at its option, to redeem the Notes, in whole or in part, at any time prior to July 15, 2011, upon not less than 30 or more than 60 days notice, at a redemption price equal to 100% of the principal amount of Notes redeemed plus the Application Premium (as defined), and accrued and unpaid interest, if any, as of the applicable redemption date.

Pursuant to a registration rights agreement entered into at the time of the issuance of the Notes, CHS/Community Health commenced an offer (the “Exchange Offer”) on October 9, 2007, to exchange the Notes for new notes (the “Exchange Notes”) having terms substantially identical in all material respects to the Notes (except that the Exchange Notes will be issued under a registration statement pursuant to the 1933 Act.) This registration statement was declared effective by the SEC on October 9, 2007. The Exchange Offer expired on November 13, 2007. The Exchange Offer was consummated on November 19, 2007.

As of December 31, 2007, the Company’s availability for additional borrowings under its New Credit Facility was $1.050 billion (consisting of a $750 million revolving credit facility and a $300 million delayed draw term loan facility), of which $36 million was set aside for outstanding letters of credit. The Company also has the ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) under the New Credit Facility which has not yet been accessed. The Company also has the ability to amend the New Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $600 million, which the Company has not yet accessed. As of December 31, 2007, the Company’s weighted-average interest rate under the New Credit Facility was 7.78%.

The Term Loans are scheduled to be paid with principal payments for future years as follows (in thousands):

Term
Loans

2008	$—
2009	36,463
2010	60,650
2011	60,650
2012	60,650
Thereafter	5,746,587

Total	$5,965,000

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of December 31, 2007 and 2006, the Company had letters of credit issued, primarily in support of potential insurance related claims and certain bonds of approximately $36 million and $21 million, respectively.

Tax-Exempt Bonds.  Tax-Exempt Bonds bore interest at floating rates, which averaged 3.69% and 3.51% during 2007 and 2006, respectively.

Senior Subordinated Notes.  On December 16, 2004, the Company completed a private placement offering of $300 million aggregate principal amount of 6.5% senior subordinated notes due 2012. The senior subordinated notes were sold in an offering pursuant to Rule 144A and Regulation S under the 1933 Act. The senior subordinated notes when issued were registered under the 1933 Act or the securities laws of any state and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements under the 1933 Act and any applicable state securities laws. On February 24, 2005, the Company filed a registration statement to exchange these notes for registered notes. This exchange was completed during the first quarter of 2005.

In connection with the consummation of the acquisition of Triad, the Company completed an early repayment of the $300 million aggregate principal amount of 6 1/2% Senior Subordinated Notes due 2012 through a cash tender offer and consent solicitation.

As previously described, in connection with the Triad acquisition, the Company issued $3.021 billion principal amount of Notes. These Notes bear interest at 8.875% interest and mature on July 15, 2015.

Other Debt.  As of December 31, 2007, other debt consisted primarily of an industrial revenue bond, the mortgage obligation on the Company’s corporate headquarters and other obligations maturing in various installments through 2017.

The Company is currently a party to 29 separate interest swap agreements with an aggregate notional amount of $4.050 billion, to limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings. On each of these swaps, the Company receives a variable rate of interest based on the three-month London Inter-Bank Offer Rate (“LIBOR”) in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, a margin above LIBOR of 225 basis points for revolver loans and term loans under the senior secured credit facility. See footnote 7 for additional information regarding these swaps.

As of December 31, 2007, the scheduled maturities of long-term debt outstanding, including capital leases for each of the next five years and thereafter are as follows (in thousands):

2008	$20,710
2009	53,887
2010	79,331
2011	70,316
2012	66,517
Thereafter	8,807,316

Total	$9,098,077

The Company paid interest of $218 million, $96 million and $90 million on borrowings during the years ended December 31, 2007, 2006 and 2005, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Fair Values of Financial Instruments

The fair value of financial instruments has been estimated by the Company using available market information as of December 31, 2007 and 2006, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	As of December 31,
	2007		2006
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$132,874	$132,874	$40,566	$40,566
Available-for-sale securities	8,352	8,352	7,620	7,620
Trading securities	38,075	38,075	17,714	17,714
Liabilities:
Credit facilities	5,965,000	5,733,856	1,572,000	1,573,540
Tax-exempt bonds	8,000	8,000	8,000	8,000
Senior subordinated notes	3,021,331	3,074,204	300,000	295,500
Other debt	68,610	68,610	4,344	4,344

Cash and cash equivalents.  The carrying amount approximates fair value due to the short term maturity of these instruments (less than three months).

Available-for-sale securities.  Estimated fair value is based on closing price as quoted in public markets.

Trading Securities.  Estimated fair value is based on closing price as quoted in public markets.

Credit facilities.  Estimated fair value is based on information from the Company’s bankers regarding relevant pricing for trading activity among the Company’s lending institutions.

Tax Exempt Bonds.  The carrying amount approximates fair value as a result of the weekly interest rate reset feature of these publicly-traded instruments.

Senior Subordinated Notes.  Estimated fair value is based on the average bid and ask price as quoted by the bank who served as underwriters in the sale of these notes.

Interest Rate Swaps.  The fair value of interest rate swap agreements is the amount at which they could be settled, based on estimates obtained from the counterparty. The Company has designated the interest rate swaps as cash flow hedge instruments whose recorded value included in other long-term liabilities in the consolidated balance sheet approximates fair market value.

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the years ended December 31, 2007 and 2006, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparty to the interest rate swap agreements exposes the Company to credit risk in the event of non-performance. However, the Company does not anticipate non-performance by the counterparty. The Company does not hold or issue derivative financial instruments for trading purposes.

Other debt.  The carrying amount of all other debt approximates fair value due to the nature of these obligations.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest rate swaps consisted of the following at December 31, 2007:

	Notional	Fixed			Fair
	Amount	Interest	Termination		Value
Swap #	(In 000’s)	Rate	Date		(000’s)

1	100,000	4.0610%	May 30, 2008		$234
2	100,000	2.4000%	June 13, 2008		989
3	100,000	3.5860%	August 29, 2008		493
4	100,000	3.9350%	June 6, 2009		(119)
5	100,000	4.3375%	November 30, 2009		(1,052)
6	100,000	4.9360%	October 4, 2010		(2,948)
7	100,000	4.7090%	January 24, 2011		(2,479)
8	300,000	5.1140%	August 8, 2011		(12,012)
9	100,000	4.7185%	August 19, 2011		(2,668)
10	100,000	4.7040%	August 19, 2011		(2,353)
11	100,000	4.6250%	August 19, 2011		(2,321)
12	200,000	4.9300%	August 30, 2011		(6,755)
13	200,000	4.4815%	October 26, 2011		(3,706)
14	200,000	4.0840%	December 3, 2011		(907)
15	250,000	5.0185%	May 30, 2012		(9,939)
16	150,000	5.0250%	May 30, 2012		(6,020)
17	200,000	4.6845%	September 11, 2012		(5,255)
18	125,000	4.3745%	November 23, 2012		(1,514)
19	75,000	4.3800%	November 23, 2012		(713)
20	150,000	5.0200%	November 30, 2012		(6,172)
21	100,000	5.0230%	May 30, 2013	(1)	(4,043)
22	300,000	5.2420%	August 6, 2013		(15,970)
23	100,000	5.0380%	August 30, 2013	(2)	(4,123)
24	100,000	5.0500%	November 30, 2013	(3)	(3,871)
25	100,000	5.2310%	July 25, 2014		(5,423)
26	100,000	5.2310%	July 25, 2014		(4,440)
27	200,000	5.1600%	July 25, 2014		(9,965)
28	75,000	5.0405%	July 25, 2014		(3,213)
29	125,000	5.0215%	July 25, 2014		(5,217)

(1)	This swap agreement becomes effective May 30, 2008, concurrent with the termination of agreement #1 listed above.

(2)	This swap agreement becomes effective June 13, 2008, concurrent with the termination of agreement #2 listed above.

(3)	This swap agreement becomes effective September 2, 2008, after the termination of agreement #3 listed above.

Assuming no change in December 31, 2007 interest rates, approximately $2.8 million will be recognized in earnings through interest expense during the year ending December 31, 2008 pursuant to the interest rate swap agreements. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses reported through other comprehensive income will be reclassified into earnings.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Leases

The Company leases hospitals, medical office buildings, and certain equipment under capital and operating lease agreements. During 2007, the Company entered into $10.8 million of capital leases and assumed $10.0 million of capital leases in the acquisition of the former Triad hospitals. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs. Commitments relating to noncancellable operating and capital leases for each of the next five years and thereafter are as follows (in thousands):

Year Ended December 31,	Operating(1)	Capital

2008	$146,084	$9,290
2009	124,159	5,854
2010	102,242	4,586
2011	81,083	3,475
2012	65,190	2,755
Thereafter	249,945	21,049

Total minimum future payments	$768,703	$47,009

Less imputed interest		(11,873)

		35,136
Less current portion		(5,967)

Long-term capital lease obligations		$29,169

(1)	Minimum lease payments have not been reduced by minimum sublease rentals due in the future of $48.5 million.

Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $23.5 million of land and improvements, $140.1 million of buildings and improvements, and $61.8 million of equipment and fixtures as of December 31, 2007 and $19.2 million of land and improvements, $167.8 million of buildings and improvements and $52.4 million of equipment and fixtures as of December 31, 2006. The accumulated depreciation related to assets under capital leases was $79.9 million and $63.7 million as of December 31, 2007 and 2006, respectively. Depreciation of assets under capital leases is included in depreciation and amortization and amortization of debt discounts on capital lease obligations is included in interest expense in the consolidated statements of income.

9.	Employee Benefit Plans

The Company maintains various benefit plans, including defined contribution plans, defined benefit plans and deferred compensation plans. The Company’s defined contribution plans consist of one plan that covers substantially all corporate office employees and employees at the Company’s hospitals and clinics owned prior to the acquisition of Triad. The other defined contribution plan covers substantially all employees at the former Triad hospitals, clinics and QHR. These plans are qualified under Section 401(k) of the Internal Revenue Code. Participants may contribute a portion of their compensation not exceeding a limit set annually by the Internal Revenue Service. These plans include a provision for the Company to match a portion of employee contributions. In addition, the plan covering the former Triad hospitals provides for a supplementary contribution, determined primarily as a percentage of participants’ annual wages. The Company is required to maintain the former Triad plan, including this supplementary contribution benefit, through December 31, 2008. Total expense to the Company under the 401(k) plans was $39.8 million, $10.7 million and $8.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In 2007, the Company merged its three defined benefit, non-contributory pension plans, which covered certain employees at three of its hospitals, into one plan (“Pension plan”). The Pension plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension plan are in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company expects to contribute $3.7 million to the Pension plan in fiscal 2008. The Company also provides an unfunded supplemental executive retirement plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for both the Pension plan and SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations, net periodic cost and funding requirements in future periods.

The Company’s unfunded deferred compensation plans allow participants to defer receipt of a portion of their compensation. The liability under the deferred compensation plans was $59.4 million as of December 31, 2007 and $17.7 million as of December 31, 2006. The Company had trading securities either restricted or generally designated to pay benefits of the deferred compensation plans in the amounts of $38.1 million and $17.7 million as of December 31, 2007 and 2006, respectively, and available-for-sale securities either restricted or generally designated to pay benefits of the SERP in the amounts of $8.4 million and $7.6 million as of December 31, 2007 and 2006, respectively.

A summary of the benefit obligations and funded status for the Company’s pension and SERP plans follows (in thousands):

	Pension Plans		SERP
	2007	2006	2007	2006

Change in benefit obligation:
Benefit obligation, beginning of year	$26,220	$27,467	$23,293	$22,280
Service cost	3,772	3,757	2,810	3,023
Interest cost	1,587	1,601	1,340	1,225
Plan amendment	—	(5,769)	—	—
Actuarial (gain)/loss	(2,812)	(792)	1,155	(3,235)
Benefits paid	(112)	(44)	—	—

Benefit obligation, end of year	28,655	26,220	28,598	23,293
Change in plan assets:
Fair value of assets, beginning of year	13,670	12,452	—	—
Actual return on plan assets	834	1,262	—	—
Employer contributions	1,087	—	—	—
Benefits paid	(112)	(44)	—	—

Fair value of assets, end of year	15,479	13,670	—	—

Unfunded status	$(13,176)	$(12,550)	$(28,598)	$(23,293)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the amounts recognized in the accompanying consolidated balance sheets follows (in thousands):

	Pension Plans		SERP
	2007	2006	2007	2006

Noncurrent Asset	$—	$—	$—	$—
Current Liability	—	—	—	—
Noncurrent Liability	(13,176)	(12,550)	(28,598)	(23,293)

Net amount recognized in the consolidated balance sheets	$(13,176)	$(12,550)	$(28,598)	$(23,293)

A summary of the plans’ benefit obligation in excess of the fair value of plan assets as of the end of the year follows (in thousands):

	Pension Plans		SERP
	2007	2006	2007	2006

Projected benefit obligation	$28,655	$26,220	$28,598	$23,293
Accumulated benefit obligation	20,587	17,127	18,546	18,214
Fair value of plan assets	15,479	13,670	—	—

A summary of the weighted-average assumptions used by the Company to determine benefit obligations as of December 31 follows:

	Pension Plans		SERP
	2007	2006	2007	2006

Discount Rate	6.55%	5.73% - 5.95%	6.00%	5.75%
Annual Salary Increases	4.00%	4.00% - 5.00%	5.00%	5.00%

A summary of the amounts recognized in Accumulated Other Comprehensive Income (“AOCI”) due to the adoption of SFAS No. 158 “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans — an amendment of SFAS No. 87, 88, 106 and 132(R)” (“SFAS No. 158”) as of December 31, 2006 follows (in thousands):

	Pension Plans	SERP
	2006	2006

Amount recognized in AOCI prior to SFAS 158	$—	$—
Amount recognized in AOCI due to adoption of SFAS 158:
Prior service cost (credit)	3,583	6,586
Net actuarial (gain) loss	141	2,937

Total amount recognized in AOCI	$3,724	$9,523

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of net periodic cost and other amounts recognized in Other Comprehensive Income follows (in thousands):

	Pension Plans			SERP
	2007	2006	2005	2007	2006	2005

Service cost	$3,772	$3,757	$3,043	$2,810	$3,023	$2,113
Interest cost	1,586	1,601	1,364	1,339	1,225	846
Expected return on plan assets	(1,179)	(1,054)	(706)	—	—	—
Amortization of unrecognized prior service cost	689	1,336	1,336	884	884	884
Amortization of net (gain)/loss	(13)	—	(17)	60	407	55

Net periodic cost	4,855	5,640	5,020	5,093	5,539	3,898
Change in OCI	(3,142)	N/A	N/A	212	N/A	N/A

Total recognized in Net periodic cost and OCI	$1,713	$5,640	$5,020	$5,305	$5,539	$3,898

A summary of the expected amortization amounts to be included in net periodic cost for 2008 are as follows (in thousands):

	Pension
	Plans	SERP

Prior service cost	$689	$884
Actuarial (gain)/loss	—	122

A summary of the weighted-average assumptions used by the Company to determine net periodic cost follows:

	Pension Plans			SERP
	2007	2006	2005	2007	2006	2005

Discount rate	5.94%	5.40% - 5.80%	6.00%	5.75%	5.50%	5.75%
Rate of compensation increase	4.00%	4.00% - 5.00%	4.00%	5.00%	5.00%	5.00%
Expected long term rate of return on assets	8.50%	8.50%	8.50%	N/A	N/A	N/A

The Company’s weighted-average asset allocations by asset category for its pension plans as of the end of the year follows:

	Pension Plans		SERP
	2007	2006	2007	2006

Equity securities	100%	100%	N/A	N/A
Debt securities	0%	0%	N/A	N/A

Total	100%	100%	N/A	N/A

The Company’s pension plan assets are invested in mutual funds with an underlying investment allocation of 60% equity securities and 40% debt securities. The expected long-term rate of return for the Company’s pension plan assets is based on current expected long-term inflation and historical rates of return on equities and fixed income securities, taking into account the investment policy under the plan. The expected long-term rate of return is weighted based on the target allocation for each asset category. Equity securities are expected to return between 8% and 12% and debt securities are expected to return between 4% and 7%. The Company expects its pension plan asset managers will provide a premium of approximately 0.5% to 1.5% per annum to the respective market benchmark indices.

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

The estimated future benefit payments reflecting future service as of the end of 2007 for the Company’s pension and SERP plans follows (in thousands):

Years Ending	Pension Plans	SERP

2008	$271	$—
2009	372	91
2010	438	91
2011	508	1,539
2012	651	1,591
2013 - 2016	4,611	14,019

10.	Stockholders’ Equity

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of Preferred Stock. Each of the aforementioned classes of capital stock has a par value of $.01 per share. Shares of Preferred Stock, none of which are outstanding as of December 31, 2007 may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On January 14, 2006, the Company commenced an open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $200 million in repurchases. Under this program, the Company repurchased the entire 5,000,000 shares at a weighted average price of $35.23. This program concluded on November 8, 2006 when the maximum number of shares had been repurchased. This repurchase plan followed a prior repurchase plan for up to 5,000,000 shares which concluded on January 13, 2006. The Company repurchased 3,029,700 shares at a weighted average price of $31.20 per share under this program. On December 13, 2006, the Company commenced another open market repurchase program for up to 5,000,000 shares of the Company’s common stock not to exceed $200 million in repurchases. This program will conclude at the earlier of three years or when the maximum number of shares have been repurchased. As of December 31, 2007, the Company has not repurchased any shares under this program.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Earnings Per Share

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted income from continuing operations per share (in thousands, except share data):

	Year Ended December 31,
	2007	2006	2005

Numerator:
Numerator for basic earnings per share —
Income from continuing operations available to common stockholders — basic	$59,897	$177,695	$188,370

Numerator for diluted earnings per share —
Income from continuing operations	$59,897	$177,695	$188,370
Interest, net of tax, on 4.25% convertible notes	—	135	8,565

Income from continuing operations available to common stockholders — diluted	$59,897	$177,830	$196,935

Denominator:
Weighted-average number of shares outstanding — basic	93,517,337	94,983,646	88,601,168
Effect of dilutive securities:
Non-employee director options	2,957	11,825	11,715
Restricted Stock awards	227,200	140,959	115,411
Employee options	894,800	951,360	1,466,652
4.25% Convertible notes	—	145,120	8,385,031

Weighted-average number of shares outstanding — diluted	94,642,294	96,232,910	98,579,977

Dilutive securities outstanding not included in the computation of earning per share because their effect is antidilutive:
Employee options	4,398,307	1,261,367	31,100

12.	Equity Investments

The Company owns equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada in which Universal Health Systems, Inc. owns the majority interest; an equity interest of 38.0% in a hospital in Macon, Georgia in which HCA Inc. owns the majority interest; and an equity interest of 50.0% in a hospital in El Dorado, Arkansas in which the SHARE Foundation, a not-for-profit foundation, owns the remaining 50.0%. These equity investments were acquired as part of the acquisition of Triad. The Company uses the equity method of accounting for its investments in these entities. The balance of the Company’s investment in unconsolidated affiliates is $213.3 million at December 31, 2007, and is included in other assets in the accompanying consolidated balance sheet. Included in the Company’s results of operations for the year ended December 31, 2007, is $25.1 million representing the Company’s equity in pre-tax earnings from investments in unconsolidated affiliates for the period July 25, 2007 through December 31, 2007.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized combined financial information for the years ended December 31, 2007 and 2006, for the unconsolidated entities in which the Company owns an equity interest is as follows (in thousands):

December 31, 2007
(Unaudited)

Current assets	$226,458
Noncurrent assets	706,059

$932,517

Current liabilities	$81,354
Noncurrent liabilities	3,079
Members’ equity	848,084

$932,517

For the Year Ended
December 31, 2007
2007
(Unaudited)

Revenues	$1,275,117
Net income	$160,802

13.	Segment Information

Prior to the acquisition of Triad, the Company aggregated its operating segments into one reportable segment as all of its operating segments had similar services, had similar types of patients, operated in a consistent manner and had similar economic and regulatory characteristics. In connection with the Triad acquisition, management has re-evaluated the information that is reviewed by the chief operating decision maker and segment managers and has determined that the Company now operates in three distinct operating segments, represented by the hospital operations (which includes our acute care hospitals and related healthcare entities that provide acute and outpatient health care services), the home health agencies operations (which provide outpatient care generally at the patient’s home), and our hospital management services business (which provides executive management services to non-affliated acute care hospitals). Only the hospital operations segment meets the criteria in SFAS No. 131 as a separate reportable segment. The financial information for the home health agencies and management services segment do not meet the quantitative thresholds defined in SFAS No. 131 and are combined into the corporate and all other reportable segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Expenditures for segment assets are reported on an accrual basis, which includes amounts that are reflected in accounts payable (See Note 1). Substantially all depreciation and amortization as reflected in the consolidated statements of income relates to the hospital operations segment.

The financial information from prior years has been presented to reflect this change in the composition of our reportable operating segments.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The distribution between reportable segments of our revenues, income from continuing operations before income taxes, expenditures for segment assets and total assets is summarized in the following tables (in thousands):

	For the Year Ended December 31,
	2007	2006	2005

Revenues:
Hospital operations	$6,965,152	$4,101,974	$3,516,856
Corporate and all other	162,342	78,162	59,261

	$7,127,494	$4,180,136	$3,576,117

Income from continuing operations before income taxes:
Hospital operations	$256,274	$360,576	$360,263
Corporate and all other	(153,374)	(72,729)	(52,089)

	$102,900	$287,847	$308,174

Expenditures for segment assets:
Hospital operations	$501,671	$232,500	$179,680
Corporate and all other	32,464	39,693	20,564

	$534,135	$272,193	$200,244

	December 31,
	2007	2006

Total assets:
Hospital operations	$12,176,957	$4,082,271
Corporate and all other	1,316,686	424,308

	$13,493,643	$4,506,579

14.	Commitments and Contingencies

Construction Commitments.  Pursuant to hospital purchase agreements in effect as of December 31, 2007, and where required certificate of need approval has been obtained, the Company is required to build the following replacement facilities. The Company has agreed, as part of the acquisition in 2003 of Southside Regional Medical Center in Petersburg, Virginia, to build a replacement facility with an aggregate estimated construction cost, including equipment, of approximately $145 million. Of this amount, approximately $98 million has been expended through December 31, 2007. The Company expects to spend approximately $44 million in replacement hospital construction and equipment costs related to this project in 2008. This project is required to be completed in 2008. The Company has agreed, as part of the acquisition in 2004 of Phoenixville Hospital in Phoenixville, Pennsylvania, to spend approximately $90 million in capital expenditures over eight years to develop and improve the hospital; of this amount approximately $25 million has been expended through December 2007. The Company expects to spend approximately $26 million of this commitment in 2008. The Company has agreed as part of the acquisition in 2005 of Chestnut Hill Hospital, in Philadelphia, Pennsylvania to spend approximately $41 million in capital expenditures over four years to develop and improve the hospital; of this amount approximately $13 million has been expended through December 2007. The Company expects to spend approximately $4 million of this commitment in 2008. As part of the acquisition in 2005 of Bedford County Medical Center in Shelbyville, Tennessee, the Company agreed to build a replacement facility with an aggregate estimated construction cost of approximately $35 million. Of this amount, approximately $19 million has been expended through December 31, 2007. The

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company expects to spend approximately $16 million in replacement hospital construction costs related to this project in 2008. The project is required to be completed by June 30, 2009. As required by an amendment to a lease agreement entered into in 2005, the Company agreed to build a replacement facility at its Barstow, California location. Construction costs for this replacement facility are estimated to be approximately $60 million. Of this amount, approximately $2 million has been expended through December 31, 2007. The Company expects to spend approximately $3 million in replacement hospital construction and equipment costs related to this project in 2008. This project is required to be completed in 2011. The Company has agreed, as part of an acquisition in 2007, to build a replacement hospital in Valparaiso, Indiana with an aggregate estimated construction cost, including equipment costs, of approximately $210 million. Of this amount, an immaterial amount has been expended through December 31, 2007. The Company expects to spend approximately $5 million in replacement hospital construction and equipment costs related to this project in 2008. This project is required to be completed in 2011. As part of the Triad acquisition, the Company assumed the commitment to build a replacement hospital in Clarksville, Tennessee, with an aggregate estimated construction cost, including equipment costs, of approximately $201 million. Of this amount, approximately $133 million has been expended through December 31, 2007. The Company expects to spend approximately $68 million in replacement hospital construction and equipment costs related to this project in 2008. This project is required to be completed in 2009. Also, as part of the Triad acquisition, the Company assumed the commitment to build a de novo hospital in Cedar Park, Texas, with an aggregate estimated construction cost, including equipment costs, of approximately $113 million. Of this amount, approximately $111 million has been expended through December 31, 2007. The Company expects to spend approximately $2 million in replacement hospital construction and equipment costs related to this project in 2008. This project is required to be completed in 2008. Also in 2005, the Company entered into an agreement with a developer to build and lease to the Company new corporate headquarters. Construction of the new headquarters was completed in December 2006. In January 2007, the Company exercised a purchase option under that lease agreement and acquired the new headquarters by purchasing the equity interests of the previous owner for a purchase price of $34.9 million.

Physician Recruiting Commitments.  As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to the physicians in excess of the amounts they earned in their practice up to the amount of the income guarantee. These income guarantee periods are typically for 12 months. Such payments are recoverable by the Company from physicians who do not fulfill their commitment period, which is typically three years, to the respective community. At December 31, 2007, the maximum potential amount of future payments under these guarantees in excess of the liability recorded is $49.4 million.

Professional Liability Risks.

Professional Liability Insurance for Former Triad Hospitals

Substantially all of the professional and general liability risks of the acquired Triad hospitals are subject to a per occurrence deductible. Substantially all losses in periods prior to May 1999 are insured through a wholly-owned insurance subsidiary of HCA, Inc., or HCA, Triad’s owner prior to that time, and excess loss policies maintained by HCA. HCA has agreed to indemnify the Triad hospitals in respect of claims covered by such insurance policies arising prior to May 1999. After May 1999, the Triad hospitals obtained insurance coverage on a “claims incurred” basis from HCA’s wholly-owned insurance subsidiary with excess coverage obtained from other carriers that is subject to certain deductibles. Effective for claims incurred after December 31, 2006, Triad began insuring its claims from $1 million to $5 million through its wholly-owned captive insurance company, replacing the coverage provided by HCA. Substantially all claims reported on or after January 2007 are self-insured up to $10 million per claim. Excess insurance for all hospitals is purchased through commercial insurance companies and generally after the self-insured amount covers up to $100 million

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per occurrence. The excess insurance for the Triad hospitals is underwritten on a “claims-made basis.” The Company accrues an estimated liability for its uninsured exposure and self-insured retention based on historical loss patterns and actuarial projections.

Professional Liability Insurance Claims for All Other Community Health Systems Hospitals

The Company accrues for estimated losses resulting from professional liability claims. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections and is discounted to its net present value using a weighted average risk-free discount rate of 4.1% and 4.6% in 2007 and 2006, respectively. To the extent that subsequent claims information varies from management’s estimates, the liability is adjusted currently. The Company’s insurance is underwritten on a “claims-made” basis. Prior to June 1, 2002, substantially all of the Company’s professional and general liability risks were subject to a $0.5 million per occurrence deductible; for claims reported from June 1, 2002 through June 1, 2003, these deductibles were $2.0 million per occurrence. Additional coverage above these deductibles was purchased through captive insurance companies in which the Company had a 7.5% minority ownership interest in each and to which the premiums paid by the Company represented less than 8% of the total premiums revenues of each captive insurance company. With the formation of the Company’s own wholly-owned captive insurance company in June 2003, the Company terminated its minority interest relationships in those entities. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially all claims reported on or after June 1, 2005 are self-insured up to $5 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals was purchased through commercial insurance companies and generally covers the Company for liabilities in excess of the self-insured amount and up to $100 million per occurrence for claims reported on or after June 1, 2003.

The Company’s estimated liability for the self-insured portion of professional and general liability claims was $300.2 million and $104.2 million as of December 31, 2007 and 2006, respectively. These estimated liabilities represent the present value of estimated future professional liability claims payments based on expected loss patterns using a weighted-average discount rate of 4.1% and 4.6% in 2007 and 2006, respectively. The weighted-average discount rate is based on an estimate of the risk-free interest rate for the duration of the expected claim payments. The estimated undiscounted claims liability was $321.5 million and $119.8 million as of December 31, 2007 and 2006, respectively.

Legal Matters.  The Company is a party to other legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

In a letter dated October 4, 2007, the Civil Division of the Department of Justice notified the Company that, as a result of an investigation into the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients, it believes the Company and three of its New Mexico hospitals have caused the State of New Mexico to submit improper claims for federal funds in violation of the federal False Claims Act. In a letter dated January 22, 2008, the Civil Division notified the Company that based on its investigation, it has calculated that these three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million. The Civil Division also advised the Company that were it to proceed to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the False Claims Act. The Company continues to believe that it has not violated the False Claims Act, and is continuing discussions with the Civil Division in an effort to resolve this matter.

Other.  The Company has entered into a definitive agreement to acquire Empire Health Services in Spokane, Washington. The health system includes two full-service acute care hospitals, Deaconess Medical Center (388

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

licensed beds) and Valley Hospital and Medical Center (123 licensed beds), and other outpatient and ancillary services. The transaction, subject to federal and state approvals, is expected to close in the third quarter of 2008.

15.	Subsequent Events

Effective February 1, 2008, the Company sold Russell County Medical Center (78 licensed beds) located in Lebanon, Virginia to Mountain States Health Alliance, headquartered in Johnson City, Tennessee, for $48.6 million.

16.	Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th	Total
	(In thousands, except share and per share data)

Year ended December 31, 2007:
Net operating revenues	$1,154,278	$1,197,865	$2,247,009	$2,528,342	$7,127,494
Income from continuing operations before taxes	93,121	87,114	31,371	(108,706)	102,900
Income from continuing operations	57,289	53,558	19,699	(70,649)	59,897
Loss on discontinued operations	(2,965)	205	(9,239)	(17,609)	(29,608)
Net income	54,324	53,763	10,460	(88,258)	30,289
Income from continuing operations per share:
Basic	0.61	0.57	0.21	(0.75)	0.64
Diluted	0.61	0.57	0.21	(0.75)	0.63
Net income per share:
Basic	0.58	0.57	0.11	(0.94)	0.32
Diluted	0.58	0.57	0.11	(0.94)	0.32
Weighted-average number of shares:
Basic	93,402,545	93,518,991	93,651,645	93,664,355	93,517,337
Diluted	94,365,292	94,647,870	94,841,749	93,664,355	94,642,294
Year ended December 31, 2006:
Net operating revenues	$986,073	$1,017,337	$1,072,199	$1,104,527	$4,180,136
Income from continuing operations before taxes	95,447	86,106	18,199	88,095	287,847
Income from continuing operations	58,484	52,963	11,344	54,904	177,695
Loss on discontinued operations	(4,446)	(594)	(3,103)	(1,289)	(9,432)
Net income	54,038	52,369	8,241	53,615	168,263
Income from continuing operations per share:
Basic	0.61	0.55	0.12	0.59	1.87
Diluted	0.60	0.55	0.12	0.58	1.85
Net income per share:
Basic	0.56	0.55	0.09	0.57	1.77
Diluted	0.55	0.54	0.09	0.57	1.75
Weighted-average number of shares:
Basic	96,552,448	95,769,030	94,119,020	93,538,958	94,983,646
Diluted	98,209,271	96,870,315	95,258,771	94,644,589	96,232,910

Net operating revenues in the third and fourth quarter of the year ended December 31, 2007 include the results of operations of the former Triad hospitals and other operations subsequent to the acquisition date of July 25, 2007. Also, net operating revenues and income from continuing operations in the fourth quarter of the year ended December 31, 2007 give effect to the $96.3 million increase in contractual reserves and $70.1 million increase to the allowance for doubtful accounts resulting from management’s analysis of the net realizable value of the Company’s accounts receivable during the fourth quarter (see Note 1).

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Supplemental Condensed Consolidating Financial Information

In connection with the consummation of the Triad acquisition, the Company obtained $7.215 billion of senior secured financing under the New Credit Facility and CHS/Community Health issued the Notes in the aggregate principal amount of $3.021 billion. The Notes are senior unsecured obligations of CHS/Community Health and are guaranteed on a senior basis by the Company and by certain of the Company’s domestic subsidiaries. The Notes are fully and unconditionally guaranteed by the Company and certain of its current and future, direct and indirect, 100% owned domestic subsidiaries. Such guarantees are joint and several. The following condensed consolidating financial statements present the Company (as guarantor), CHS/Community Health (as the issuer), the subsidiary guarantors, the subsidiary non-guarantors and eliminations. This condensed consolidating financial information has been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered”.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007
Balance Sheet

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands, except for share data)

ASSETS
Current assets
Cash and cash equivalents	$—	$—	$114,075	$18,799	$—	$132,874
Patient accounts receivable, net of allowance for doubtful accounts	—	—	954,106	579,692	—	1,533,798
Supplies	—	—	163,961	98,942	—	262,903
Deferred income taxes	113,741	—	—	—	—	113,741
Prepaid expenses and taxes	—	102	156,733	12,921	—	169,756
Other current assets	—	—	129,147	210,679	—	339,826

Total current assets	113,741	102	1,518,022	921,033	—	2,552,898

Property and equipment, net	—	—	3,667,487	1,845,087	—	5,512,574

Goodwill	96,671	—	2,162,601	1,988,442	—	4,247,714

Other assets, net of accumulated amortization	—	189,140	276,589	714,728	—	1,180,457

Net investment in subsidiaries	1,519,952	1,464,944	4,968,905	—	(7,953,801)	—

Total assets	$1,730,364	$1,654,186	$12,593,604	$5,469,290	$(7,953,801)	$13,493,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Current maturities of long-term debt	$—	$—	$16,603	$4,107	$—	$20,710
Accounts payable	—	19	276,503	216,171	—	492,693
Current income taxes payable	—	—	—	—	—	—
Deferred income taxes — current	—	—	—	—	—	—
Accrued liabilities
Employee compensation	—	—	231,500	172,098	—	403,598
Interest payable ( receivable)	—	153,085	8,042	(7,295)	—	153,832
Other	—	—	206,308	170,794	—	377,102

Total current liabilities	—	153,104	738,956	555,875	—	1,447,935

Long-term debt payable(receivable)	4	4,487,090	4,633,801	(43,528)	—	9,077,367

Deferred income taxes	407,947	—	—	—	—	407,947

Other long-term liabilities	(2,519)	121,482	188,316	176,180	—	483,459

Minority interests in equity of consolidated subsidiaries	—	—	13,491	352,640	—	366,131

Intercompany (receivable) payable	(385,872)	(4,627,439)	5,956,358	4,562,215	(5,505,262)	—

Stockholders’ equity
Preferred stock	—	—	—	—	—	—
Common stock	966	—	1	2	(3)	966
Additional paid-in capital	1,240,308	—	—	—	—	1,240,308
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive income	(81,737)	(81,737)	(3,990)	—	85,727	(81,737)
Retained earnings	557,945	1,601,686	1,066,671	(134,094)	(2,534,263)	557,945

Total stockholders’ equity	1,710,804	1,519,949	1,062,682	(134,092)	(2,448,539)	1,710,804

Total liabilities and stockholders’ equity	$1,730,364	$1,654,186	$12,593,604	$5,469,290	$(7,953,801)	$13,493,643

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006
Balance Sheet

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands, except for share data)

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$28,560	$12,006	$—	$40,566
Patient accounts receivable, net of allowance for doubtful accounts	—	—	607,460	166,524	—	773,984
Supplies	—	—	87,688	25,632	—	113,320
Deferred income taxes	13,249	—	—	—	—	13,249
Prepaid expenses and taxes	—	—	31,586	799	—	32,385
Other current assets	—	—	25,827	22,053	—	47,880

Total current assets	13,249	—	781,121	227,014	—	1,021,384

Property and equipment, net	—	—	1,580,301	406,276	—	1,986,577

Goodwill	—	—	1,159,545	176,980	—	1,336,525

Other assets, net of accumulated amortization	—	20,804	123,413	17,876	—	162,093

Net investment in subsidiaries	1,085,218	1,071,903	420,246	—	(2,577,367)	—

Total assets	$1,098,467	$1,092,707	$4,064,626	$828,146	$(2,577,367)	$4,506,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$16,000	$20,065	$(669)	$—	$35,396
Accounts payable	—	—	201,340	46,407	—	247,747
Current income taxes payable	—	—	7,626	—	—	7,626
Accrued liabilities
Employee compensation	—	—	127,620	34,568	—	162,188
Interest payable	867	5,866	316	73	—	7,122
Other	—	—	86,784	28,420	—	115,204

Total current liabilities	867	21,866	443,751	108,799	—	575,283

Long-term debt payable	300,000	1,556,000	24,942	24,839	—	1,905,781

Deferred income taxes	141,472	—	—	—	—	141,472

Other long-term liabilities	—	—	124,886	11,925	—	136,811

Minority interests in equity of consolidated subsidiaries	—	—	502	23,057	—	23,559

Intercompany (receivable) payable	(1,067,545)	(1,570,373)	2,403,385	709,118	(474,585)	—

Stockholders’ equity:
Preferred Stock	950	—	1	2	(3)	950
Common Stock
Additional paid-in capital	1,195,947	—	—	—	—	1,195,947
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive income	5,798	5,798	(7,516)	—	1,718	5,798
Retained earnings	527,656	1,079,416	1,074,675	(49,594)	(2,104,497)	527,656

Total stockholders’ equity	1,723,673	1,085,214	1,067,160	(49,592)	(2,102,782)	1,723,673

Total liabilities and stockholders’ equity	$1,098,467	$1,092,707	$4,064,626	$828,146	$(2,577,367)	$4,506,579

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2007
Statement of Income

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolildated
	(In thousands)

Net Revenue	$—	$—	$4,932,207	$2,195,287	$—	$7,127,494
Expenses and Costs:
Salaries and benefits	—	—	1,896,340	998,637	—	2,894,977
Provision for bad debts	—	—	664,619	232,666	—	897,285
Supplies	—	—	628,922	315,846	—	944,768
Other operating expenses	—	—	960,095	472,903	—	1,432,998
Rent	—	—	91,836	63,730	—	155,566
Depreciation & amortization	—	—	218,722	97,493	—	316,215

	—	—	4,460,534	2,181,275	—	6,641,809

Income from operations	—	—	471,673	14,012	—	485,685

Interest expense, net	—	(160,144)	455,541	69,136		364,533
Loss from early extinguishment of debt	—	27,388	—	—	—	27,388
Minority interests in earnings	—	—	823	15,173	—	15,996
Equity in earnings of unconsolidated affiliates	(73,292)	59,464	74,773	—	(86,077)	(25,132)

Income from continuing operations before income taxes	73,292	73,292	(59,464)	(70,297)	86,077	102,900
Provision for income taxes	43,003	—	—	—	—	43,003

Income from continuing operations	30,289	73,292	(59,464)	(70,297)	86,077	59,897
Discontinued operations, net of taxes:
Loss from operations of hospitals sold or held for sale	—	—	—	(11,067)	—	(11,067)
Net loss on sale of hospitals and partnership interests	—	—	—	(2,594)	—	(2,594)
Impairment of long-lived assets of hospitals held for sale	—	—	—	(15,947)	—	(15,947)

Loss on discontinued operations	—	—	—	(29,608)	—	(29,608)

Net income	$30,289	$73,292	$(59,464)	$(99,905)	$86,077	$30,289

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2006
Statement of Income

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net Revenue	$—	$—	$3,344,830	$835,306	$—	$4,180,136
Operating costs and expenses:
Salaries and benefits	—	—	1,278,676	382,943	—	1,661,619
Provision for bad debts	—	—	406,095	112,766	—	518,861
Supplies	—	—	390,147	97,631	—	487,778
Rent	—	—	64,544	27,399	—	91,943
Other operating expenses	—	—	658,746	196,850	—	855,596
Depreciation & amortization	—	—	147,885	31,397	—	179,282

Total operating costs and expenses	—	—	2,946,093	848,986	—	3,795,079

Income from operations	—	—	398,737	(13,680)	—	385,057

Interest expense, net	—	—	71,793	22,618	—	94,411
Loss from early extinguishment of debt	—	—	4	—	—	4
Minority interests in earnings	—	—	59	2,736	—	2,795
Equity in earnings of unconsolidated affiliates	(278,415)	(278,415)	53,778	—	503,052	—

Income from continuing operations before income taxes	278,415	278,415	273,103	(39,034)	(503,052)	287,847
Provision for income taxes	110,152	—	—	—	—	110,152

Income from continuing operations	168,263	278,415	273,103	(39,034)	(503,052)	177,695
Discontinued operations, net of taxes:
Loss from operations of hospitals sold or held for sale	—	—	—	(6,873)	—	(6,873)
Loss on sale of hospitals and partnership interests	—	—	—	(2,559)	—	(2,559)

Loss on discontinued operations	—	—	—	(9,432)	—	(9,432)

Net income	$168,263	$278,415	$273,103	$(48,466)	$(503,052)	$168,263

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2005
Statement of Income

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolildated
	(In thousands)

Net Revenue	$—	$—	$2,829,563	$746,554	$—	$3,576,117
Expenses and Costs:
Salaries and benefits	—	—	1,095,638	325,507	—	1,421,145
Provision for bad debts	—	—	278,743	77,377	—	356,120
Supplies	—	—	341,896	87,950	—	429,846
Other operating expenses	—	—	555,381	175,643	—	731,024
Rent	—	—	58,973	23,284	—	82,257
Depreciation & amortization	—	—	128,062	29,200	—	157,262

	—	—	2,458,693	718,961	—	3,177,654

Income from operations	—	—	370,870	27,593	—	398,463

Interest expense, net	—	(9)	67,927	19,267	—	87,185
Minority interests in earnings	—	—	129	2,975	—	3,104
Equity in earnings of unconsolidated affiliates	(287,348)	(287,499)	15,315	—	559,532	—

Income from continuing operations before income taxes	287,348	287,508	287,499	5,351	(559,532)	308,174
Provision for income taxes	119,804	—	—	—	—	119,804

Income from continuing operations	167,544	287,508	287,499	5,351	(559,532)	188,370
Discontinued operations, net of taxes:
Loss from operations of hospitals sold or held for sale	—	—	—	(8,737)	—	(8,737)
Loss on sale of hospitals	—	—	—	(7,618)	—	(7,618)
Impairment of long-lived assets of hospitals held for sale	—	—	—	(4,471)	—	(4,471)

Loss on discontinued operations	—	—	—	(20,826)	—	(20,826)

Net income	$167,544	$287,508	$287,499	$(15,475)	$(559,532)	$167,544

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2007
Statement of Cash Flows

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities
Net income	$30,289	$73,292	$(59,464)	$(99,905)	$86,077	$30,289
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	218,723	113,857	—	332,580
Loss on early extinguishment of debt	—	27,388	—	—	—	27,388
Deferred income taxes	(39,894)	—	—	—	—	(39,894)
Stock compensation expense	38,771	—	—	—	—	38,771
Excess tax benefits relating to stock-based compensation	(1,216)	—	—	—	—	(1,216)
Minority interest in earnings	—	—	823	15,173	—	15,996
Impairment on hospital held for sale	—	—	—	19,044	—	19,044
Loss on sale of hospitals	—	—	—	3,954	—	3,954
Other non-cash expenses, net	—	16,996	1,546	475	—	19,017
Changes in operating assets and liabilities, net
of effects of acquisitions and divestitures:
Patient accounts receivable	—	—	234,448	(103,148)	—	131,300
Supplies, prepaid expenses and other current assets	—	5,400	(116,398)	79,021	—	(31,977)
Accounts payable, accrued liabilities and income taxes	103,484	198,461	(309,491)	133,505	—	125,959
Advances to subsidiaries, net of return on investment	246,938	(635,576)	1,461,443	(986,728)	(86,077)	—
Other	(87,934)	(12,225)	(724,503)	841,189	—	16,527

Net cash provided by(used in) operating activities	290,438	(326,264)	707,127	16,437	—	687,738

Cash flows from investing activities
Acquisitions of facilities and other related equipment	—	(6,864,794)	(59,203)	(94,051)	—	(7,018,048)
Purchases of property and equipment	—	—	(366,069)	(156,716)	—	(522,785)
Sale of facilities	—	—	—	109,996	—	109,996
Proceeds from sale of equipment	—	—	591	4,059	—	4,650
Investment in other assets	—	(5,502)	(59,772)	(7,397)	—	(72,671)

Net cash provided by (used in) investing activities	—	(6,870,296)	(484,453)	(144,109)	—	(7,498,858)

Cash flows from financing activities
Proceeds from exercise of stock options	8,214	—	—	—	—	8,214
Stock buy-back	—	—	—	—	—	—
Deferred financing costs	—	(182,954)	—	—	—	(182,954)
Excess tax benefits relating to stock-based compensation	1,216	—	—	—	—	1,216
Redemption of convertible notes	—	—	—	—	—	—
Proceeds from minority investors in joint ventures	128	—	—	2,223	—	2,351
Redemption of minority investments in joint ventures	—	—	—	(1,356)	—	(1,356)
Distribution to minority investors in joint ventures	—	—	—	(6,645)	—	(6,645)
Borrowings under Credit Agreement	—	9,212,000	4,941	4,686	—	9,221,627
Repayments of long-term indebtedness	(299,996)	(1,832,486)	(142,100)	135,557	—	(2,139,025)

Net cash provided by (used in) financing activities	(290,438)	7,196,560	(137,159)	134,465	—	6,903,428

Net change in cash and cash equivalents	—	—	85,515	6,793	—	92,308
Cash and cash equivalents at beginning of period	—	—	28,560	12,006	—	40,566

Cash and cash equivalents at end of period	$—	$—	$114,075	$18,799	$—	$132,874

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2006
Statement of Cash Flows

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities:
Net income	$168,263	$278,415	$273,103	$(48,466)	$(503,052)	$168,263
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income taxes	(25,228)	—	—	—	—	(25,228)
Depreciation and amortization	—	—	147,885	40,886	—	188,771
Stock compensation expense	20,073	—	—	—	—	20,073
Excess tax benefits relating to stock-based compensation	(6,819)	—	—	—	—	(6,819)
Loss on early extinguishment of debt	—	—	—	—	—	—
Minority interest in earnings	—	—	59	2,736	—	2,795
Loss on sale of hospitals	—	—	—	3,937	—	3,937
Other non-cash expenses, net	—	—	427	73	—	500
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	—	—	(70,011)	(1,130)	—	(71,141)
Supplies, prepaid expenses and other current assets	—	—	(8,633)	4,089	—	(4,544)
Accounts payable, accrued liabilities and income taxes	4,935	1,358	71,161	(25,303)	—	52,151
Advances to subsidiaries, net of return on investment	4,977	(659,034)	49,448	101,557	503,052	—
Other	(11,149)	(7,739)	24,168	16,217	—	21,497

Net cash provided by (used in) operating activities	155,052	(387,000)	487,607	94,596	—	350,255

Cash flows from investing activities
Acquisitions of facilities and other related equipment	—	—	(340,314)	(44,304)	—	(384,618)
Purchases of property and equipment	—	—	(176,070)	(48,449)	—	(224,519)
Proceeds from sale of equipment	—	—	102	4,378	—	4,480
Disposition of hospital and other ancillary operations	—	—	—	750	—	750
Increase in other assets	—	—	(20,420)	(15,930)	—	(36,350)

Net cash provided by (used in) investing activities	—	—	(536,702)	(103,555)	—	(640,257)

Cash flows from financing activities:
Proceeds from exercise of stock options	14,573	—	—	—	—	14,573
Stock buy-back	(176,316)	—	—	—	—	(176,316)
Deferred financing costs	—	—	(2,153)	—	—	(2,153)
Excess tax benefits relating to stock-based compensation	6,819	—	—	—	—	6,819
Redemption of convertible notes	(128)	—	—	—	—	(128)
Proceeds from minority investors in joint ventures	—	—	—	6,890	—	6,890
Redemption of minority investments in joint ventures	—	—	(56)	(859)	—	(915)
Distribution to minority investors in joint ventures	—	—	—	(3,220)	—	(3,220)
Borrowings under Credit Agreement	—	1,031,000	—	—	—	1,031,000
Repayments of long-term indebtedness	—	(644,000)	(3,525)	(2,565)	—	(650,090)

Net cash provided by (used in) financing activities	(155,052)	387,000	(5,734)	246	—	226,460

Net change in cash and cash equivalents	—	—	(54,829)	(8,713)	—	(63,542)
Cash and cash equivalents at beginning of period	—	—	83,389	20,719	—	104,108

Cash and cash equivalents at end of period	$—	$—	$28,560	$12,006	$—	$40,566

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2005
Statement of Cash Flows

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities
Net income	$167,544	$287,508	$287,499	$(15,475)	$(559,532)	$167,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	128,062	38,100	—	166,162
Loss on early extinguishment of debt	—	—	—	—	—	—
Deferred income taxes	9,889	—	—	—	—	9,889
Stock compensation expense	4,957	—	—	—	—	4,957
Excess tax benefits relating to stock-based compensation	—	—	—	—	—	—
Minority interest in earnings	—	—	129	2,975	—	3,104
Impairment on hospital held for sale	—	—	—	6,718	—	6,718
Loss on sale of hospitals	—	—	—	6,295	—	6,295
Other non-cash expenses, net	—	—	1,607	(867)	—	740
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	—	—	(38,917)	(8,538)	—	(47,455)
Supplies, prepaid expenses and other current assets	—	—	(18,462)	1,624	—	(16,838)
Accounts payable, accrued liabilities and income taxes	24,183	803	42,704	17,266	—	84,956
Advances to subsidiaries, net of return on investment	(183,330)	(271,514)	(99,433)	(5,255)	559,532	—
Other	7,328	(4,797)	30,187	(7,741)	—	24,977

Net cash provided by(used in) operating activities	30,571	12,000	333,376	35,102	—	411,049

Cash flows from investing activities
Acquisitions of facilities and other related equipment	—	—	(125,493)	(32,886)	—	(158,379)
Purchases of property and equipment	—	—	(153,422)	(34,943)	—	(188,365)
Sale of facilities	—	—	(6,500)	58,498	—	51,998
Proceeds from sale of equipment	—	—	112	2,213	—	2,325
Investment in other assets	—	—	(22,444)	(12,407)	—	(34,851)

Net cash provided by (used in) investing activities	—	—	(307,747)	(19,525)	—	(327,272)

Cash flows from financing activities
Proceeds from exercise of stock options	49,580	—	—	—	—	49,580
Stock buy-back	(79,853)	—	—	—	—	(79,853)
Deferred financing costs	—	—	(1,259)	—	—	(1,259)
Excess tax benefits relating to stock-based compensation	—	—	—	—	—	—
Redemption of convertible notes	(298)	—	—	—	—	(298)
Proceeds from minority investors in joint ventures	—	—	—	1,383	—	1,383
Redemption of minority investments in joint ventures	—	—	—	(3,242)	—	(3,242)
Distribution to minority investors in joint ventures	—	—	—	(1,939)	—	(1,939)
Borrowings under Credit Agreement	—	—	—	—	—	—
Repayments of long-term indebtedness	—	(12,000)	(11,863)	(2,676)	—	(26,539)

Net cash provided by (used in) financing activities	(30,571)	(12,000)	(13,122)	(6,474)	—	(62,167)

Net change in cash and cash equivalents	—	—	12,507	9,103	—	21,610
Cash and cash equivalents at beginning of period	—	—	70,882	11,616	—	82,498

Cash and cash equivalents at end of period	$—	$—	$83,389	$20,719	$—	104,108

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

As a result of the completion of the acquisition of Triad on July 25, 2007, our internal controls over financial reporting have changed. Since the Triad acquisition, we have started to analyze the systems of disclosure controls and procedures and internal controls over financial reporting of the former Triad hospitals and other operations acquired in the Triad acquisition and integrate them within our broader framework of controls. The Securities and Exchange Commission’s rules require us to complete this process by the first anniversary of the acquisition. We plan to complete this evaluation and integration within the required time frame and report any changes in internal controls in our first annual report in which our assessment of the former Triad hospitals and other operations is to be included. Although we have not yet identified any material weaknesses in our disclosure controls and procedures or internal control over financial reporting as a result of this acquisition, there can be no assurance that a material weakness will not be identified in the course of this review.

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

On July 25, 2007, we completed the acquisition of Triad and Triad’s results of operations have been included in the consolidated financial statements since that date. As permitted by applicable rules, we have excluded the systems of disclosure controls and procedures and internal control over financial reporting of the former Triad hospitals and other operations acquired in the Triad acquisition from the scope of management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2007. The former Triad hospitals and other operations represent approximately 40% of total assets as of December 31, 2007, and the results of operations from the former Triad hospitals and other operations represent approximately 34% of net revenue for the year ended December 31, 2007.

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that our internal control over financial reporting was effective as of December 31, 2007, based on these criteria.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included herein.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Franklin, Tennessee

We have audited the internal control over financial reporting of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Triad Hospitals, Inc. (“Triad”), which was acquired on July 25, 2007 and whose financial statements constitute approximately 40% of total assets and approximately 34% of net revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2007. Accordingly, our audit did not include the internal control over financial reporting at Triad. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 28, 2008 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph referring to the Company adopting the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment effective January 1, 2006.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
February 28, 2008

PART III

Item 10.	Directors and Executive Officers of the Company

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 20, 2008, under “Members of the Board of Directors,” “Information About our Executive Officers,” “Compliance with Exchange Act Section 16(A) Beneficial Ownership Reporting” and “Corporate Governance Principles and Board Matters.”

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 20, 2008 under “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 20, 2008 under “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 20, 2008 under “Certain Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 20, 2008 under “Ratification of the Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Item 15(a) 1.  Financial Statements

Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.

Item 15(a) 2.  Financial Statement Schedules

The following financial statement schedule is filed as part of this Report at page 120 hereof:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 15(a)(3) and 15(c):

The following exhibits are either filed with this Report or incorporated herein by reference.

Description

2.1	Agreement and Plan of Merger between the Registrant, FLCH Acquisition Corp. and Community Health Systems, Inc., dated on June 9, 1996 (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 333-31790))
2.2	Agreement and Plan of Merger, dated as of March 19, 2007, by and among Triad Hospitals, Inc., Community Health Systems, Inc. and FWCT-1 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 19, 2007 (No. 001-15925))
3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-14627818))
3.2	Form of Restated By laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4/A (333-14627818)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-31790))
4.2	Senior Notes Indenture, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health System Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.3	Registration Rights Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers (incorporated by reference to Exhibit 4.1 to Community Health System Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.4	Form of 8 7/8% Senior Note due 2015 (included in Exhibit 4.2)
4.5	Joinder to the Registration Rights Agreement dated as of July 25, 2007 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.6	First Supplemental Indenture, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., Triad Healthcare Corporation, the other guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.7	First Supplemental Indenture relating to Community Health Systems, Inc.’s 6 1/2% Senior Subordinated Notes due 2012, dated as of July 24, 2007 by and among Community Health Systems, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.8	Second Supplemental Indenture relating to Triad’s 7% Senior Notes due 2012, dated as of July 24, 2007, by and among Triad Hospitals Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.9	First Supplemental Indenture relating to the Triad’s 7% Senior Subordinated Notes due 2013, dated as of July 24, 2007, by and among Triad Hospitals Inc. and The Bank of New York Trust Company, N.A (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
10.1	Credit Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lender parties thereto and Credit Suisse, as Administrative Agent and Collateral Agent, Credit Suisse Securities (USA) LLC and Wachovia Capital Markets, LLC as Joint Bookrunner and Co-Lead Arrangers, Wachovia Bank, N.A. as Syndication Agent, JPMorgan Chase Bank and Merrill Lynch Capital Corporation as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

Description

10.2	Guarantee and Collateral Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the Subsidiaries from time to time party hereto and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
10.3	Joinder, dated as of July 25, 2007 to the Purchase Agreement dated as of June 27, 2007 (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
10.4	Form of outside director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-31790))
10.5	Form of Amendment No. 1 to the Director Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-10034977))
10.6	Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan, as amended and restated on February 23, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005 (No. 001-15925))
10.7	Form of Amendment No. 1 to the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 20, 2005)
10.8	Form of Restricted Stock Award Agreement (Directors) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2005)
10.9	Community Health Systems Deferred Compensation Plan Trust, Amended and Restated Effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.10	Community Health Systems Deferred Compensation Plan, as amended effective October 1, 1993; January 1, 1994; January 1, 1998; April 1, 1999; July 1, 2000; and June 1, 2001 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.11	Community Health Systems, Inc. Director’s Fees Deferral Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.12	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 28, 2005 (No. 001-15925))
10.13	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 28, 2005 (No. 001-15925))
10.14	Community Health Systems, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.15	Amendment No. 2 to the Community Health Systems, Inc. Supplemental Executive Retirement Plan dated December 10, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))
10.16	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))
10.17	Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.18	Form of Performance Based Restricted Stock Award Agreement between Registrant and its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2006 (No. 001-15925))

Description

10.19	Form of Performance Based Restricted Stock Award Agreement, Part A (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
10.20	Form of Performance Based Restricted Stock Award Agreement, Part B (incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
10.21	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
21	List of subsidiaries*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

Item 15(b):

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Community Health Systems, Inc.

By:	/s/ Wayne T. Smith
Wayne T. Smith
Chairman of the Board,
President and Chief Executive Officer

February 28, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WAYNE T. SMITH Wayne T. Smith	President and Chief Executive Officer and Director (principal executive officer)	02/28/2008

/s/ W. LARRY CASH W. Larry Cash	Executive Vice President, Chief Financial Officer and Director (principal financial officer)	02/28/2008

/s/ T. MARK BUFORD T. Mark Buford	Vice President and Corporate Controller (principal accounting officer)	02/28/2008

/s/ JOHN CLERICO John A. Clerico	Director	02/28/2008

/s/ DALE F. FREY Dale F. Frey	Director	02/28/2008

/s/ HARVEY KLEIN, M.D. Harvey Klein, M.D.	Director	02/28/2008

/s/ JOHN A. FRY John A. Fry	Director	02/28/2008

/s/ JULIA B. NORTH Julia B. North	Director	02/28/2008

/s/ H. MITCHELL WATSON, JR. H. Mitchell Watson, Jr.	Director	02/28/2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Franklin, Tennessee

We have audited the consolidated financial statements of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and have issued our report thereon dated February 28, 2008 (included elsewhere in this Annual Report, such report expresses an unqualified opinion and includes an explanatory paragraph referring to the Company adopting the fair value recognition provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share Based Payment effective January 1, 2006). Our audits also included the financial statement schedule listed in Item 15 of this Annual Report. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
February 28, 2008

Community Health Systems, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

	Balance at	Acquisitions	Charged to		Balance
	Beginning	and	Costs and		at End
Description	of Year	Dispositions	Expenses	Write-offs	of Year
	(In thousands)

Year ended December 31, 2007 allowance for doubtful accounts	$478,565	$421,157	$897,285	$(763,491)	$1,033,516
Year ended December 31, 2006 allowance for doubtful accounts	$346,024	$31,241	$547,781	$(446,481)	$478,565
Year ended December 31, 2005 allowance for doubtful accounts	$286,094	$—	$377,596	$(317,666)	$346,024

Exhibit Index

Description

2.1	Agreement and Plan of Merger between the Registrant, FLCH Acquisition Corp. and Community Health Systems, Inc., dated on June 9, 1996 (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 333-31790))
2.2	Agreement and Plan of Merger, dated as of March 19, 2007, by and among Triad Hospitals, Inc., Community Health Systems, Inc. and FWCT-1 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 19, 2007 (No. 001-15925))
3.1	Form of Restated Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-4 (No. 333-14627818))
3.2	Form of Restated By laws of the Registrant (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-4/A (333-14627818)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-31790))
4.2	Senior Notes Indenture, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health System Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.3	Registration Rights Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers (incorporated by reference to Exhibit 4.1 to Community Health System Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.4	Form of 8 7/8% Senior Note due 2015 (included in Exhibit 4.2)
4.5	Joinder to the Registration Rights Agreement dated as of July 25, 2007 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.6	First Supplemental Indenture, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., Triad Healthcare Corporation, the other guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.7	First Supplemental Indenture relating to Community Health Systems, Inc.’s 6 1/2% Senior Subordinated Notes due 2012, dated as of July 24, 2007 by and among Community Health Systems, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.8	Second Supplemental Indenture relating to Triad’s 7% Senior Notes due 2012, dated as of July 24, 2007, by and among Triad Hospitals Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.9	First Supplemental Indenture relating to the Triad’s 7% Senior Subordinated Notes due 2013, dated as of July 24, 2007, by and among Triad Hospitals Inc. and The Bank of New York Trust Company, N.A (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
10.1	Credit Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lender parties thereto and Credit Suisse, as Administrative Agent and Collateral Agent, Credit Suisse Securities (USA) LLC and Wachovia Capital Markets, LLC as Joint Bookrunner and Co-Lead Arrangers, Wachovia Bank, N.A. as Syndication Agent, JPMorgan Chase Bank and Merrill Lynch Capital Corporation as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

Description

10.2	Guarantee and Collateral Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the Subsidiaries from time to time party hereto and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
10.3	Joinder, dated as of July 25, 2007 to the Purchase Agreement dated as of June 27, 2007 (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
10.4	Form of outside director Stock Option Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (No. 333-31790))
10.5	Form of Amendment No. 1 to the Director Stock Option Agreement (incorporated by reference to the Company’s Registration Statement on Form S-8 (No. 333-10034977))
10.6	Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan, as amended and restated on February 23, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed February 28, 2005 (No. 001-15925))
10.7	Form of Amendment No. 1 to the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K dated December 20, 2005)
10.8	Form of Restricted Stock Award Agreement (Directors) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2005)
10.9	Community Health Systems Deferred Compensation Plan Trust, Amended and Restated Effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.10	Community Health Systems Deferred Compensation Plan, as amended effective October 1, 1993; January 1, 1994; January 1, 1998; April 1, 1999; July 1, 2000; and June 1, 2001 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.11	Community Health Systems, Inc. Director’s Fees Deferral Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.12	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 28, 2005 (No. 001-15925))
10.13	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 28, 2005 (No. 001-15925))
10.14	Community Health Systems, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.15	Amendment No. 2 to the Community Health Systems, Inc. Supplemental Executive Retirement Plan dated December 10, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))
10.16	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))
10.17	Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.18	Form of Performance Based Restricted Stock Award Agreement between Registrant and its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2006 (No. 001-15925))

Description

10.19	Form of Performance Based Restricted Stock Award Agreement, Part A (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
10.20	Form of Performance Based Restricted Stock Award Agreement, Part B (incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
10.21	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
21	List of subsidiaries*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.