Form 10-K/A
period 2007-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2008-04-04
CIK 1108109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ________________ to ______________
Commission file number 001-15925

COMMUNITY HEALTH SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3893191
(State of incorporation)	(IRS Employer Identification No.)
4000 Meridian Boulevard	37067
Franklin, Tennessee	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (615) 465-7000
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $.01 par value	New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ YES       ☐ NO
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐ YES       ☒ NO
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
☒ YES       ☐ NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K or any amendment to the Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☒       Accelerated filer ☐      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ YES       ☒ NO
     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,838,926,302. Market value is determined by reference to the closing price on June 30, 2007 of the Registrant’s Common Stock as reported by the New York Stock Exchange. The Registrant does not (and did not at June 30, 2007) have any non-voting common stock outstanding. As of February 1, 2008, there were 96,618,751 shares of common stock, par value $.01 per share, outstanding.
Documents Incorporated by Reference
The information required for Part III of this annual report is incorporated by reference from portions of the Registrant’s definitive proxy statement for its 2008 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2007.

Explanatory Note
PART IV
SIGNATURES

Explanatory Note
This Amendment No. 1 to the Annual Report on Form 10-K for the fiscal year ended December 31, 2007 is being filed to amend the Exhibit List set forth in Part IV, Item 15 of Community Health Systems, Inc.’s Form 10-K filed with the Securities and Exchange Commission on February 29, 2008 (the “Annual Report”). The following amendments were made: (a) the cross references contained in the descriptions of Exhibits 3.1 and 3.2 were amended, (b) Exhibits 10.4 and 10.5, which relate to director stock options that have all been exercised or forfeited, have been deleted, (c) the cross reference contained in the description of Exhibit 10.6 (which has been renumbered as Exhibit 10.4) was amended, (d) Exhibit 10.7, which relates to an amendment that has been superseded, has been deleted and (e) the Exhibit List has been renumbered due to the deletion of certain exhibits.

PART IV
Item 15. Exhibits and Financial Statement Schedules
Item 15(a)(1). Financial Statements
     Reference is made to the index of financial statements and supplementary data previously filed as a part of the Annual Report under Item 8 in Part II.
Item 15(a)(2). Financial Statement Schedules
     The following financial statement schedule were previously filed as a part of the Annual Report:
     Schedule II — Valuation and Qualifying Accounts
     All other schedules have been omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.
Item 15(a)(3) and 15(c):
     The following exhibits are either filed with this Report or incorporated herein by reference.

Description
2.1
Agreement and Plan of Merger between the Registrant, FLCH Acquisition Corp. and Community Health Systems, Inc., dated on June 9, 1996 (incorporated by reference to Exhibit 2.1 to the Company’s Registration Statement on Form S-1 (No. 333-31790))

2.2
Agreement and Plan of Merger, dated as of March 19, 2007, by and among Triad Hospitals, Inc., Community Health Systems, Inc. and FWCT-1 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 19, 2007 (No. 001-15925))

3.1
Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Community Health Systems, Inc.’s Registration Statement on Form S-1 (No. 333-31790))

3.2
Amended and Restated By-Laws of Community Health Systems, Inc. (as of February 27, 2008) (incorporated by reference to Exhibit 3(ii).1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 29, 2008)

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
4.5
Joinder to the Registration Rights Agreement dated as of July 25, 2007 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.6
First Supplemental Indenture, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., Triad Healthcare Corporation, the other guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

Description
4.7
First Supplemental Indenture relating to Community Health Systems, Inc.’s 6 1/2% Senior Subordinated Notes due 2012, dated as of July 24, 2007 by and among Community Health Systems, Inc. and U.S. Bank National Association (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.8
Second Supplemental Indenture relating to Triad’s 7% Senior Notes due 2012, dated as of July 24, 2007, by and among Triad Hospitals Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.9
First Supplemental Indenture relating to the Triad’s 7% Senior Subordinated Notes due 2013, dated as of July 24, 2007, by and among Triad Hospitals Inc. and The Bank of New York Trust Company, N.A (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

10.1
Credit Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lender parties thereto and Credit Suisse, as Administrative Agent and Collateral Agent, Credit Suisse Securities (USA) LLC and Wachovia Capital Markets, LLC as Joint Bookrunner and Co-Lead Arrangers, Wachovia Bank, N.A. as Syndication Agent, JPMorgan Chase Bank and Merrill Lynch Capital Corporation as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

10.2
Guarantee and Collateral Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the Subsidiaries from time to time party hereto and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

10.3
Joinder, dated as of July 25, 2007 to the Purchase Agreement dated as of June 27, 2007 (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

10.4
Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan, as amended and restated on March 30, 2007 (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed April 12, 2007 (No. 001-15925))

10.5	Form of Restricted Stock Award Agreement (Directors) (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K dated December 20, 2005)
10.6
Community Health Systems Deferred Compensation Plan Trust, Amended and Restated Effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.7
Community Health Systems Deferred Compensation Plan, as amended effective October 1, 1993; January 1, 1994; January 1, 1998; April 1, 1999; July 1, 2000; and June 1, 2001 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)

10.8	Community Health Systems, Inc. Director’s Fees Deferral Plan (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)
10.9	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed February 28, 2005 (No. 001-15925))
10.10
Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed February 28, 2005 (No. 001-15925))

10.11	Community Health Systems, Inc. Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10.12
Amendment No. 2 to the Community Health Systems, Inc. Supplemental Executive Retirement Plan dated December 10, 2002 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.13
Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.14
Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004)

Description
10.15
Form of Performance Based Restricted Stock Award Agreement between Registrant and its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2006 (No. 001-15925))

10.16
Form of Performance Based Restricted Stock Award Agreement, Part A (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

10.17
Form of Performance Based Restricted Stock Award Agreement, Part B (incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

10.18	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
21	List of subsidiaries*
23.1	Consent of Deloitte & Touche LLP*
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Previously filed as an Exhibit to Community Health Systems, Inc.’s Annual Report of Form 10-K for the year ended December 31, 2007 and incorporated herein by reference.

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

Community Health Systems, Inc.
By:	/s/ Rachel A. Seifert
Rachel A. Seifert
Senior Vice President, Secretary and General Counsel

April 4, 2008