Form 10-Q
period 2008-03-31
COMMUNITY HEALTH SYSTEMS INC
filed 2008-05-02
CIK 1108109

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☐           No ☑
As of April 21, 2008, there were outstanding 96,231,791 shares of the Registrant’s Common Stock, $.01 par value.

Community Health Systems, Inc.
Form 10-Q
For the Three Months Ended March 31, 2008

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$164,353	$132,874
Patient accounts receivable, net of allowance for doubtful accounts of $1,036,766 and $1,033,516 at March 31, 2008, and December 31, 2007, respectively	1,625,658	1,533,798
Supplies	264,061	262,903
Prepaid income taxes	110,160	99,417
Deferred income taxes	113,741	113,741
Prepaid expenses and taxes	83,852	70,339
Other current assets	244,567	339,826

Total current assets	2,606,392	2,552,898

Property and equipment	6,230,360	6,201,911
Less accumulated depreciation and amortization	(791,963)	(689,337)

Property and equipment, net	5,438,397	5,512,574

Goodwill	4,375,293	4,247,714

Other assets, net	912,267	1,180,457

Total assets	$13,332,349	$13,493,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$19,476	$20,710
Accounts payable	461,437	492,693
Current income taxes payable	—	—
Accrued interest	90,442	153,832
Accrued liabilities	731,271	780,700

Total current liabilities	1,302,626	1,447,935

Long-term debt	8,886,355	9,077,367

Deferred income taxes	407,947	407,947

Other long-term liabilities	679,722	483,459

Minority interests in equity of consolidated subsidiaries	384,129	366,131

Stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 97,195,340 shares issued and 96,219,791 shares outstanding at March 31, 2008, and 96,611,085 shares issued and 95,635,536 shares outstanding at December 31, 2007	972	966
Additional paid-in capital	1,247,241	1,240,308
Treasury stock, at cost, 975,549 shares at March 31, 2008 and December 31, 2007	(6,678)	(6,678)
Accumulated other comprehensive income	(188,037)	(81,737)
Retained earnings	618,072	557,945

Total stockholders’ equity	1,671,570	1,710,804

Total liabilities and stockholders’ equity	$13,332,349	$13,493,643

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Net operating revenues	$2,727,554	$1,154,278

Operating costs and expenses:
Salaries and benefits	1,087,770	462,765
Provision for bad debts	297,080	128,054
Supplies	386,409	134,294
Other operating expenses	526,167	234,165
Rent	59,857	24,756
Depreciation and amortization	122,715	48,497

Total operating costs and expenses	2,479,998	1,032,531

Income from operations	247,556	121,747
Interest expense, net	165,702	28,433
Loss from early extinguishment of debt	1,328	—
Minority interest in earnings	9,682	193
Equity in earnings of unconsolidated affiliates	(12,884)	—

Income from continuing operations before income taxes	83,728	93,121
Provision for income taxes	32,235	35,832

Income from continuing operations	51,493	57,289

Discontinued operations, net of taxes:
Loss from operations of hospitals sold and hospital held for sale	(983)	(2,965)
Gain on sale of hospitals, net	9,617	—

Income (loss) on discontinued operations	8,634	(2,965)

Net income	$60,127	$54,324

Income from continuing operations per common share:
Basic	$0.55	$0.61

Diluted	$0.54	$0.61

Net income per common share:
Basic	$0.64	$0.58

Diluted	$0.63	$0.58

Weighted-average number of shares outstanding:
Basic	94,107,532	93,402,545

Diluted	95,006,721	94,365,292

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities
Net income	$60,127	$54,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,478	51,270
Minority interest in earnings	9,682	193
Stock-based compensation expense	13,246	6,330
Gain on sale of hospitals, net	(12,885)	—
Excess tax benefits relating to stock-based compensation	947	(758)
Other non-cash expenses, net	2,770	132
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(100,057)	(33,322)
Supplies, prepaid expenses and other current assets	(26,584)	(7,867)
Accounts payable, accrued liabilities and income taxes	(81,965)	45,688
Other	21,119	4,357

Net cash provided by operating activities	8,878	120,347

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(1,705)	(44,039)
Purchases of property and equipment	(137,071)	(44,789)
Disposition of hospitals	365,680	—
Proceeds from sale of property and equipment	13,717	134
Increase in other assets	(56,549)	(7,051)

Net cash provided by (used in) investing activities	184,072	(95,745)

Cash flows from financing activities
Proceeds from exercise of stock options	94	3,311
Excess tax benefits relating to stock-based compensation	(947)	758
Deferred financing costs	(2,232)	(14)
Proceeds from minority investors in joint ventures	12,881	1,019
Redemption of minority investments in joint ventures	—	(1,253)
Distributions to minority investors in joint ventures	(7,524)	(1,079)
Borrowings under credit agreement	25,000	—
Repayments of long-term indebtedness	(188,743)	(5,032)

Net cash used in financing activities	(161,471)	(2,290)

Net change in cash and cash equivalents	31,479	22,312
Cash and cash equivalents at beginning of period	132,874	40,566

Cash and cash equivalents at end of period	$164,353	$62,878

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the “Company”) as of March 31, 2008 and for the three month periods ended March 31, 2008 and March 31, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2008, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007, contained in the Company’s Annual Report on Form 10-K.
2. ACCOUNTING FOR STOCK-BASED COMPENSATION
Stock-based compensation awards are granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (the “2000 Plan”). The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, as well as stock options which do not so qualify, stock appreciation rights, restricted stock, performance units and performance shares, phantom stock awards and share awards. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, the options granted under the 2000 Plan have all been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10 year contractual term, options granted in 2005 through 2007 have an 8 year contractual term and options granted in 2008 have a 10 year contractual term. The exercise price of options granted to employees under the 2000 Plan were equal to the fair value of the Company’s common stock on the option grant date. As of March 31, 2008, 3,525,142 shares of unissued common stock remain reserved for future grants under the 2000 Plan.
The following table reflects the impact of total compensation expense related to stock-based equity plans under the Statement of Financial Accounting Standards (“SFAS”) No. 123(R), on the reported operating results for the respective periods (in thousands, except per share data):

	Three months ended
	March 31,
	2008	2007
Effect on income from continuing operations before income taxes	$(13,246)	$(6,330)

Effect on net income	$(8,047)	$(3,845)

Effect on net income per share-diluted	$(0.08)	$(0.04)

SFAS No. 123(R) also requires the benefits of tax deductions in excess of the recognized tax benefit on compensation expense to be reported as a financing cash flow, rather than as an operating cash flow as required under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. This requirement increased the Company’s net operating cash flows and decreased the Company’s financing cash flows by $0.9 million for the three months ended March 31, 2008. This requirement reduced the Company’s net operating cash flows and increased the Company’s financing cash flows by $0.8 million for the three months ended March 31, 2007.
At March 31, 2008, $98.1 million of unrecognized stock-based compensation expense from all outstanding unvested stock options and restricted stock is expected to be recognized over a weighted-average period of 22 months.
The fair value of stock options was estimated using the Black Scholes option pricing model during the three months ended March 31, 2008 and 2007, with the following assumptions:

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2. ACCOUNTING FOR STOCK-BASED COMPENSATION (Continued)

	Three months ended
	March 31,
	2008	2007
Expected volatility	24.1%	25.6%
Expected dividends	0	0
Expected term	4 years	4 years
Risk-free interest rate	2.57%	4.48%
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
The expected life computation is based on historical exercise and cancellation patterns and forward looking factors, where present, for each population identified. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The pre-vesting forfeiture rate is based on historical rates and forward looking factors for each population identified. The Company adjusts the estimated forfeiture rate to its actual experience. Options outstanding and exercisable under the 2000 Plan as of March 31, 2008, and changes during the three months then ended were as follows (in thousands, except share and per share data):

			Weighted
			average
		Weighted	remaining	Aggregate
		average	contractual	intrinsic
		exercise	term	value as of
	Shares	price	(in years)	March 31, 2008
Outstanding at December 31, 2007	8,439,015	$30.90
Granted	996,500	32.28
Exercised	(11,666)	23.26
Forfeited and cancelled	(172,600)	35.02

Outstanding at March 31, 2008	9,251,249	$30.98	6.4 years	$43,418

Exercisable at March 31, 2008	4,805,509	$25.64	5.5 years	$41,971

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2008, was $7.55. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($33.57) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on March 31, 2008. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 was $0.1 million and the aggregate intrinsic value of options exercised during the three months ended March 31, 2007 was $1.4 million. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.
The Company has also awarded restricted stock under the 2000 Plan to its directors and various subsidiaries’ employees. The restrictions on these shares generally lapse in one-third increments on each of the first three anniversaries of the award date, except for restricted stock granted on July 25, 2007, which restrictions generally lapse equally on the first two anniversaries of the award date. Certain of the restricted stock awards granted to the Company’s senior executives also contain a performance objective that must be met in addition to the vesting requirements. If the performance objective is not attained the awards will be forfeited in their entirety. Once the performance objective has been attained, restrictions will lapse in one-third increments on

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2. ACCOUNTING FOR STOCK-BASED COMPENSATION (Continued)
each of the first three anniversaries of the award date with the exception of the July 25, 2007 restricted stock awards, which have no additional time vesting restrictions. Notwithstanding the above mentioned performance objectives and vesting requirements, the restrictions will lapse earlier in the event of death, disability, termination of employment of the holder of the restricted stock by employer for any reason other than for cause or in the event of change in control of the Company. Restricted stock awards subject to performance standards are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.
Restricted stock outstanding under the 2000 Plan as of March 31, 2008, and changes during the three months then ended are as follows:

		Weighted
		average
		fair
	Shares	value
Unvested at December 31, 2007	1,956,543	$38.04
Granted	748,500	32.38
Vested	(592,505)	36.09
Forfeited	(3,000)	37.20

Unvested at March 31, 2008	2,109,538	36.58

As of March 31, 2008, there was $64.8 million of unrecognized stock-based compensation expense related to unvested restricted stock expected to be recognized over a weighted-average period of 21 months.
Under the Director’s Fee Deferral Plan, the Company’s outside directors may elect to receive share equivalent units in lieu of cash for their director’s fee. Share equivalent units are calculated by dividing the deferred directors’ fees by the closing market price of the Company’s common stock on the last trading day of the reporting period. These units are held in the plan until the director electing to receive the share equivalent units retires or otherwise terminates his/her directorship with the Company. Share equivalent units are converted to shares of common stock of the Company at the time of distribution. The following table represents the amount of directors’ fees which were deferred and the equivalent units into which they converted for each of the respective periods:

	Three months ended
	March 31,
	2008	2007
Directors’ fees earned and deferred into plan	$40,875	$35,875

Equivalent units	1,217.605	1,017.731

At March 31, 2008, there are a total of 14,626.137 units deferred in the plan with an aggregate fair value of $0.5 million, based on the closing market price of the Company’s common stock on the last trading day of the reporting period of $33.57.
3. COST OF REVENUE
The majority of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at the Company’s Franklin, Tennessee office, which were $38.1 million and $23.1 million for the three month periods ended March 31, 2008 and 2007, respectively. Included in these amounts is stock-based compensation expense of $13.2 million and $6.3 million for the three month periods ended March 31, 2008 and 2007, respectively.
4. USE OF ESTIMATES
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. ACQUISITIONS AND DIVESTITURES
Triad Acquisition
On July 25, 2007, the Company completed its acquisition of Triad. Triad owned and operated 50 hospitals in non-urban and middle market communities in 17 states, as well as the Republic of Ireland. Immediately following the acquisition, on a combined basis, the Company owned and operated 128 hospitals in 28 states, as well as the Republic of Ireland. As of December 31, 2007, two hospitals acquired from Triad had been sold and six hospitals acquired from Triad were classified as held for sale. During the three months ended March 31, 2008, the Company completed the sale of five of the six former Triad hospitals held for sale at December 31, 2007. The Company also provides management and consulting services on a contract basis to independent hospitals, through its subsidiary, Quorum Health Resources, LLC, which was acquired as part of the acquisition of Triad. The Company acquired Triad for approximately $6.836 billion, including the assumption of $1.686 billion of existing indebtedness.
In connection with the consummation of the acquisition of Triad, the Company obtained $7.215 billion of senior secured financing under a new credit facility (the “New Credit Facility”) and its wholly-owned subsidiary CHS/Community Health Systems, Inc. (“CHS”) issued $3.021 billion aggregate principal amount of 8.875% senior notes due 2015 (the “Notes”). The Company used the net proceeds of $3.000 billion from the Notes offering and the net proceeds of $6.065 billion of term loans under the New Credit Facility to acquire the outstanding shares of Triad, to refinance certain of Triad’s indebtedness and the Company’s indebtedness, to complete certain related transactions, to pay certain costs and expenses of the transactions and for general corporate uses. This New Credit Facility also provides an additional $750 million revolving credit facility and a $300 million delayed draw term loan facility for future acquisitions, working capital and general corporate purposes. The delayed draw term loan was reduced from $400 million to $300 million at the request of the Company in the fourth quarter of 2007.
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
The allocation process requires the analysis of acquired fixed assets, contracts, contractual commitments, and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. The values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but is not limited to: valuations of property and equipment, valuation of equity investments and intangible assets, valuation of contractual commitments, finalization of involuntary termination of employees, and review of open cost report settlement periods. The Company is also negotiating the termination of certain assumed contracts it deems unfavorable, such as various physician and service contracts. Under GAAP, the Company has up to twelve months from the closing of the acquisition to complete its valuations and complete contract terminations in order for these terminations to be considered in the allocation process. The Company expects to complete the allocation of the total cost of the Triad acquisition in the second quarter of 2008. Material adjustments to goodwill may result upon the completion of these matters.
Other Acquisitions
Effective April 1, 2007, the Company completed its acquisition of Lincoln General Hospital (157 licensed beds), located in Ruston, Louisiana. The total consideration for this hospital was approximately $49.4 million, of which $44.7 million was paid in cash and $4.7 million was assumed in liabilities. On May 1, 2007, the Company completed its acquisition of Porter Health (301 licensed beds), located in Valparaiso, Indiana, with a satellite campus in Portage, Indiana and outpatient medical campuses located in Chesterton, Demotte, and Hebron, Indiana. As part of this acquisition, the Company has agreed to construct a 225-bed replacement facility for the Valparaiso hospital no later than April 2011. The total consideration for Porter Health was approximately $113.4 million, of which $88.9 million was paid in cash and $24.5 million was assumed in liabilities. The Company has estimated its purchase price allocation relating to these acquisitions resulting in approximately $8.1 million of goodwill being recorded. The allocation of Porter Health is preliminary pending, among other things, finalization of valuation of tangible and intangible assets. These acquisition transactions were accounted for using the purchase method of accounting. The

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. ACQUISITIONS AND DIVESTITURES (Continued)
allocation of the purchase price has been determined by the Company based upon available information and is subject to settling amounts related to purchased working capital and in some instances final appraisals. Adjustments to the purchase price allocation are not expected to be material.
Discontinued Operations
Effective March 1, 2008, the Company sold Woodland Medical Center (100 licensed beds) located in Cullman, Alabama; Parkway Medical Center (108 licensed beds) located in Decatur, Alabama; Hartselle Medical Center (150 licensed beds) located in Hartselle, Alabama; Jacksonville Medical Center (89 licensed beds) located in Jacksonville, Alabama; National Park Medical Center (166 licensed beds) located in Hot Springs, Arkansas; St. Mary’s Regional Medical Center (170 licensed beds) located in Russellville, Arkansas; Mineral Area Regional Medical Center (135 licensed beds) located in Farmington, Missouri; Willamette Valley Medical Center (80 licensed beds) located in McMinnville, Oregon; and White County Community Hospital (60 licensed beds) located in Sparta, Tennessee, to Capella Healthcare, Inc., headquartered in Franklin, Tennessee. The proceeds from this sale were $315 million in cash.
Effective February 21, 2008, the Company sold THI Ireland Holdings Limited, a private limited company incorporated in the Republic of Ireland, which leased and managed the operations of Beacon Medical Center (122 licensed beds) located in Dublin, Ireland, to Beacon Medical Group Limited, headquartered in Dublin, Ireland. The proceeds from this sale were $1.5 million in cash.
Effective February 1, 2008, the Company sold Russell County Medical Center (78 licensed beds) located in Lebanon, Virginia to Mountain States Health Alliance, headquartered in Johnson City, Tennessee. The proceeds from this sale were $48.6 million in cash.
Effective November 30, 2007, the Company sold Barberton Citizens Hospital (312 licensed beds) located in Barberton, Ohio to Summa Health System of Akron, Ohio. The proceeds from this sale were $53.8 million in cash.
Effective October 31, 2007, the Company sold its 60% membership interest in Northeast Arkansas Medical Center, a 104 bed facility in Jonesboro, Arkansas to Baptist Memorial Health Care (“Baptist”), headquartered in Memphis, Tennessee for $16.8 million. In connection with this transaction, the Company also sold real estate and other assets to a subsidiary of Baptist for $26.2 million in cash.
Effective September 1, 2007, the Company sold its partnership interest in River West L.P., which owned and operated River West Medical Center (an 80 bed facility) located in Plaquemine, Louisiana to an affiliate of Shiloh Health Services, Inc. of Lubbock, Texas. The proceeds from this sale were $0.3 million in cash.
As of March 31, 2008, the Company had one hospital classified as held for sale.
In connection with the above actions and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the results of operations of the above mentioned hospitals as discontinued operations in the accompanying condensed consolidated statements of income.
Net operating revenues and income (loss) on discontinued operations for the respective periods are as follows (in thousands):

	Three months ended
	March 31,
	2008	2007
Net operating revenues	$106,633	$49,719

Loss from operations of hospitals sold or held for sale before income taxes	(789)	(4,789)
Gain on sale of hospitals, net	17,724	—

Income from discontinued operations before taxes	16,935	(4,789)
Income tax (expense) benefit	(8,301)	1,824

Income (loss) on discontinued operations, net of tax	$8,634	$(2,965)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5. ACQUISITIONS AND DIVESTITURES (Continued)
The computation of income from discontinued operations, before taxes, for the three months ended March 31, 2008 includes the net write-off of $96.3 million of tangible assets and $32.5 million of goodwill (including $21.3 million of goodwill included in non-current assets held for sale at December 31, 2007) at the hospitals sold during the three months ended March 31, 2008.
Interest expense was allocated to discontinued operations based on estimated sale proceeds available for debt repayment.
The assets and liabilities of one hospital held for sale as of March 31, 2008 are included in the accompanying condensed consolidated balance sheet as follows: current assets of $19.7 million, included in other current assets; net property and equipment of $53.3 million and other long-term assets of $0.1 million, included in other assets; and current liabilities of $23.5 million, included in other accrued liabilities.
The assets and liabilities of the hospitals held for sale as of December 31, 2007 are included in the accompanying condensed consolidated balance sheet as follows: current assets of $118.9 million, included in other current assets; net property and equipment of $331.1 million and other long-term assets of $86.0 million, included in other assets; and current liabilities of $67.6 million, included in accrued liabilities.
6. INCOME TAXES
The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, is approximately $5.9 million as of March 31, 2008. It is the Company’s policy to recognize interest and penalties accrued related to unrecognized benefits in its condensed consolidated statements of income as income tax expense. During the three months ended March 31, 2008, the Company recorded approximately $0.2 million in interest and penalties related to prior state income tax returns through its income tax provision from continuing operations and which are included in its FIN 48 liability at March 31, 2008. A total of approximately $1.9 million of interest and penalties is included in the amount of FIN 48 liability at March 31, 2008.
The Company’s unrecognized tax benefits consist primarily of state exposure items. The Company believes that it is reasonably possible that approximately $1.2 million of its current unrecognized tax benefit may decrease within the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities.
The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2003.
The IRS has concluded an examination of the federal income tax returns of Triad for the short taxable years ended April 27, 2001, June 30, 2001 and December 31, 2001, and the taxable years ended December 31, 2002 and 2003. The Company has received a closing letter from the IRS with respect to the examination for those tax years. The settlement was not material to the Company’s consolidated results of operations or consolidated financial position.
Cash paid for income taxes, net of refunds received, resulted in a net cash refund of $2.8 million for the three months ended March 31, 2008 and net cash paid of $13.2 million during the three months ended March 31, 2007.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
The changes in the carrying amount of goodwill for the three months ended March 31, 2008, are as follows (in thousands):

Balance as of December 31, 2007	$4,247,714
Goodwill acquired as part of acquisitions during 2008	114
Consideration adjustments and finalization of purchase price allocations for acquisitions completed prior to 2008	138,626
Goodwill written-off as part of disposals	(11,161)

Balance as of March 31, 2008	$4,375,293

Goodwill related to the former Triad hospitals of $3.039 billion has not been allocated to the reporting unit level as of March 31, 2008 because the final purchase price allocation has not been completed (see Note 5).
The Company completed its most recent annual goodwill impairment test as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” during 2007, using a measurement date of September 30, 2007. Based on the results of the impairment test, the Company was not required to recognize an impairment of goodwill in 2007.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7. GOODWILL AND OTHER INTANGIBLE ASSETS (Continued)
The gross carrying amount of the Company’s other intangible assets was $202.3 million at March 31, 2008 and $194.6 million at December 31, 2007, and the net carrying amount was $187.1 million at March 31, 2008 and $181.0 million at December 31, 2007. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets.
The weighted-average amortization period for the intangible assets subject to amortization is approximately eight years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets during the three months ended March 31, 2008 and March 31, 2007 was $2.4 million and $0.5 million, respectively. Amortization expense on intangible assets is estimated to be $11.6 million for the remainder of 2008, $14.0 million in 2009, $13.0 million in 2010, $11.9 million in 2011, $9.7 million in 2012, and $0.3 million in 2013 and thereafter.
8. EARNINGS PER SHARE
The following table sets forth the components of the numerator and denominator for the computation of basic and diluted income from continuing operations per share (in thousands, except share data):

	Three months ended March 31,
	2008	2007
Numerator:
Numerator for basic earnings per share -
Income from continuing operations available to common stockholders – basic	$51,493	$57,289

Numerator for diluted earnings per share -
Income from continuing operations available to common stockholders – diluted	$51,493	$57,289

Denominator:
Weighted-average number of shares outstanding – basic	94,107,532	93,402,545
Effect of dilutive securities:
Non-employee director options	—	11,826
Restricted stock awards	77,299	36,235
Employee options	821,890	914,686

Weighted-average number of shares outstanding – diluted	95,006,721	94,365,292

Dilutive securities outstanding not included in the computation of earning per share because their effect is antidilutive:
Employee options	4,361,131	1,926,567
9. STOCKHOLDER’S EQUITY
Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $.01 per share. Shares of preferred stock, none of which are outstanding as of March 31, 2008 may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.
On January 14, 2006, the Company commenced an open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $200 million in repurchases. Under this program, the Company repurchased the entire 5,000,000 shares at a weighted average price of $35.23. This program concluded on November 8, 2006 when the maximum number of shares had been repurchased. This repurchase plan followed a prior repurchase plan for up to 5,000,000 shares which concluded on January 13, 2006. The Company repurchased 3,029,700 shares at a weighted average price of $31.20 per share under this program. On December 13, 2006, the Company commenced another open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $200 million in repurchases. This program will conclude at the earlier of three years or when the maximum number of shares has been repurchased. As of March 31, 2008, the Company has not repurchased any shares under this program.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
10. COMPREHENSIVE INCOME
The following table presents the components of comprehensive income, net of related taxes. The net change in fair value of interest rate swap agreements is a function of the spread between the fixed interest rate of each swap and the underlying variable interest rate under the Company’s New Credit Facility, the change in fair value of available for sale securities is the unrealized gain (losses) on the related investments and the amortization of unrecognized pension cost components is the amortization of prior service costs and credits and actuarial gains and losses (in thousands):

	Three months ended
	March 31,
	2008	2007
Net income	$60,127	$54,324
Net change in fair value of interest rate swaps	(104,554)	(3,870)
Net change in fair value of available for sale securities	(753)	(213)
Amortization of unrecognized pension components	(993)	—

Comprehensive income	$(46,173)	$50,241

The net change in fair value of the interest rate swaps, the net change in fair value of available for sale securities and amortization of unrecognized pension cost components are included in stockholders’ equity on the accompanying condensed consolidated balance sheets.
11. EQUITY INVESTMENTS
The Company owns equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada in which Universal Health Systems, Inc. owns the majority interest; an equity interest of 38.0% in a hospital in Macon, Georgia in which HCA Inc. owns the majority interest; and an equity interest of 50.0% in a hospital in El Dorado, Arkansas in which the SHARE Foundation, a not-for-profit foundation, owns the remaining 50.0%. These equity investments were acquired as part of the acquisition of Triad. The Company uses the equity method of accounting for its investments in these entities. The balance of the Company’s investment in unconsolidated affiliates is $276.5 million and $213.3 million at March 31, 2008 and December 31, 2007, respectively, and is included in other assets in the accompanying condensed consolidated balance sheet. Included in the Company’s results of operations for the quarter ended March 31, 2008, is $12.9 million representing the Company’s equity in pre-tax earnings from investments in unconsolidated affiliates.
Summarized combined financial information for the three months ended March 31, 2008, for the unconsolidated entities in which the Company owns an equity interest is as follows (in thousands):

For the three months ended
March 31, 2008
Revenues	$363,667
Net income	50,955
12. LONG-TERM DEBT
Terminated Credit Facility and Notes
On August 19, 2004, CHS entered into a $1.625 billion senior secured credit facility with a consortium of lenders which was subsequently amended on December 16, 2004, July 8, 2005 and December 13, 2006 (the “Terminated Credit Facility”). The purpose of the Terminated Credit Facility was to refinance and replace the Company’s previous credit agreement, repay specified other indebtedness, and fund general corporate purposes, including amending the credit facility to permit declaration and payment of cash dividends, to repurchase shares or make other distributions, subject to certain restrictions. The Terminated Credit Facility consisted of a $1.2 billion term loan that was due to mature in 2011 and a $425 million revolving credit facility that was due to mature in 2009. The First Incremental Facility Amendment, dated as of December 13, 2006, increased the Company’s term loans by $400 million (the “Incremental Term Loan Facility”) and also gave the Company the ability to add up to $400 million of additional term loans. The full amount of the Incremental Term Loan Facility was funded on December 13, 2006, and the proceeds were used to repay the full outstanding amount (approximately $326 million) of the revolving credit facility under the Terminated Credit Agreement and the balance was available to be used for general corporate purposes. The Company was able to elect from time to time an interest rate per annum for the borrowings under the term loan, including the incremental term loan,

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12. LONG-TERM DEBT (Continued)
and revolving credit facility equal to (a) an alternate base rate, which would have been equal to the greatest of (i) the Prime Rate (as defined) in effect and (ii) the Federal Funds Effective Rate (as defined), plus 50 basis points, plus (1) 75 basis points for the term loan and (2) the Applicable Margin (as defined) for revolving credit loans or (b) the Eurodollar Rate (as defined) plus (1) 175 basis points for the term loan and (2) the Applicable Margin for Eurodollar revolving credit loans. The Company also paid a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee was based on a pricing grid depending on the Applicable Margin for Eurodollar revolving credit loans and ranged from 0.250% to 0.500%. The commitment fee was payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, the Company paid fees for each letter of credit issued under the credit facility.
On December 16, 2004, the Company issued $300 million 6-1/2% senior subordinated notes due 2012. On April 8, 2005, the Company exchanged these notes for notes having substantially the same terms as the outstanding notes, except the exchanged notes were registered under the Securities Act of 1933, as amended (the “1933 Act”). The debt was repaid in 2007.
New Credit Facility and Notes
On July 25, 2007, the New Credit Facility was entered into with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The New Credit Facility consists of a $6.065 billion funded term loan facility with a maturity of seven years, a $400 million delayed draw term loan facility with a maturity of seven years and a $750 million revolving credit facility with a maturity of six years. As of December 31, 2007, the $400 million delayed draw term loan had been reduced to $300 million at the request of the Company. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. As previously disclosed, in connection with the consummation of the acquisition of Triad, the Company used a portion of the net proceeds from its New Credit Facility and the Notes offering to repay its outstanding debt under the Terminated Credit Facility, the 6-1/2% Notes and certain of Triad’s existing indebtedness. During the third quarter of 2007, the Company recorded a pre-tax write-off of approximately $13.9 million in deferred loan costs relative to the early extinguishment of the debt under the Terminated Credit Facility and incurred tender and solicitation fees of approximately $13.4 million on the early repayment of the Company’s $300 million aggregate principal amount of 6-1/2% Senior Subordinated Notes due 2012 through a cash tender offer and consent solicitation.
The New Credit Facility requires quarterly amortization payments of each term loan facility equal to 0.25% of the outstanding amount of the term loans, if any, with the outstanding principal balance payable on July 25, 2014.
The term loan facility must be prepaid in an amount equal to (1) 100% of the net cash proceeds of certain asset sales and dispositions by the Company and its subsidiaries, subject to certain exceptions and reinvestment rights, (2) 100% of the net cash proceeds of issuances of certain debt obligations or receivables based financing by the Company and its subsidiaries, subject to certain exceptions, and (3) 50%, subject to reduction to a lower percentage based on the Company’s leverage ratio (as defined in the New Credit Facility generally as the ratio of total debt on the date of determination to the Company’s EBITDA, as defined, for the four quarters most recently ended prior to such date), of excess cash flow (as defined) for any year, commencing in 2008, subject to certain exceptions. Voluntary prepayments and commitment reductions are permitted in whole or in part, without any premium or penalty, subject to minimum prepayment or reduction requirements.
The obligor under the New Credit Facility is CHS. All of the obligations under the New Credit Facility are unconditionally guaranteed by the Company and certain existing and subsequently acquired or organized domestic subsidiaries. All obligations under the New Credit Facility and the related guarantees are secured by a perfected first priority lien or security interest in substantially all of the assets of the Company, CHS and each subsidiary guarantor, including equity interests held by the Company, CHS or any subsidiary guarantor, but excluding, among others, the equity interests of non-significant subsidiaries, syndication subsidiaries, securitization subsidiaries and joint venture subsidiaries.
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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12. LONG-TERM DEBT (Continued)
CHS has agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to Eurodollar rate loans under the revolving credit facility times the maximum aggregate amount available to be drawn under all letters of credit outstanding under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit will also receive a customary fronting fee and other customary processing charges. CHS is initially obligated to pay commitment fees of 0.50% per annum (subject to reduction based upon the Company’s leverage ratio) on the unused portion of the revolving credit facility. For purposes of this calculation, swingline loans are not treated as usage of the revolving credit facility. CHS is also obligated to pay commitment fees of 0.50% per annum for the first six months after the closing of the New Credit Facility, 0.75% per annum for the next three months thereafter and 1.0% per annum thereafter, in each case on the unused amount of the delayed draw term loan facility. The Company paid arrangement fees on the closing of the New Credit Facility and will pay an annual administrative agent fee.
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
The Notes were issued by CHS in connection with the Triad acquisition in the principal amount of $3.021 billion. These Notes will mature on July 15, 2015. The Notes bear interest at the rate of 8.875% per annum, payable semiannually in arrears on January 15 and July 15, commencing January 15, 2008. Interest on the Notes accrue from the date of original issuance. Interest will be calculated on the basis of 360-day year comprised of twelve 30-day months.
Except as set forth below, CHS is not entitled to redeem the Notes prior to July 15, 2011.
On and after July 15, 2011, CHS is entitled, at its option, to redeem all or a portion of the Notes upon not less than 30 nor more than 60 days notice, at the redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on July 15 of the years set forth below:

Period	Redemption Price
2011	104.438%
2012	102.219%
2013 and thereafter	100.000%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
12. LONG-TERM DEBT (Continued)
In addition, any time prior to July 15, 2010, CHS is entitled, at its option, on one or more occasions to redeem the Notes (which include additional Notes (the “Additional Notes”), if any which may be issued from time to time under the indenture under which the Notes were issued) in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the Notes (which includes Additional Notes, if any) originally issued at a redemption price (expressed as a percentage of principal amount) of 108.875%, plus accrued and unpaid interest to the redemption date, with the Net Cash Proceeds (as defined) from one or more Public Equity Offerings (as defined) (provided that if the Public Equity Offering is an offering by the Company, a portion of the Net Cash Proceeds thereof equal to the amount required to redeem any such Notes is contributed to the equity capital of CHS); provided, however, that:
1)	at least 65% of such aggregate principal amount of Notes originally issued remains outstanding immediately after the occurrence of each such redemption (other than the Notes held, directly or indirectly, by the Company or its subsidiaries); and

2)	each such redemption occurs within 90 days after the date of the related Public Equity Offering.
CHS is entitled, at its option, to redeem the Notes, in whole or in part, at any time prior to July 15, 2011, upon not less than 30 or more than 60 days notice, at a redemption price equal to 100% of the principal amount of Notes redeemed plus the Application Premium (as defined), and accrued and unpaid interest, if any, as of the applicable redemption date.
Pursuant to a registration rights agreement entered into at the time of the issuance of the Notes as a result of an exchange offer made by CHS, substantially all of the Notes issued in July 2007 were exchanged in November 2007 for new notes (the “Exchange Notes”) having terms substantially identical in all material respects to the Notes (except that the Exchange Notes were issued under a registration statement pursuant to the 1933 Act). References to the Notes shall also be deemed to include Exchange Notes unless the context provides otherwise.
During the quarter ended March 31, 2008, the Company repurchased on the open market and cancelled $62.7 million of the Notes. This resulted in a loss from early extinguishment of debt of $1.3 million with an after-tax impact of $0.9 million.
As of March 31, 2008, the availability for additional borrowings under the New Credit Facility was $1.050 billion (consisting of a $750 million revolving credit facility and a $300 million delayed draw term loan facility), of which $35 million was set aside for outstanding letters of credit. CHS also has the ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) under the New Credit Facility which has not yet been accessed. CHS also has the ability to amend the New Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $600 million, which CHS has not yet accessed. As of March 31, 2008, the weighted-average interest rate under the New Credit Facility was 5.7%.
Cash paid for interest, net of interest income, was $229.1 million and $25.9 million during the three months ended March 31, 2008 and 2007, respectively.
13. RECENT ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of January 1, 2008. The adoption of this statement has not had a material effect on the Company’s consolidated results of operations or consolidated financial position.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
13. RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This standard will require more assets and liabilities to be recorded at fair value and will require expense recognition (rather than capitalization) of certain pre-acquisition costs. This standard also will require any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this standard requires this treatment of acquired deferred tax assets and liabilities also be applied to acquisitions occurring prior to the effective date of this standard. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is required to be adopted prospectively with no early adoption permitted. SFAS No. 141(R) will be adopted by the Company in the first quarter of 2009. The Company is currently assessing the potential impact that SFAS No. 141(R) will have on its consolidated results of operations or financial position.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements for derivative instruments and for hedging activities in order to provide additional understanding of how an entity uses derivative instruments and how they are accounted for and reported in an entity’s financial statements. The new disclosure requirements for SFAS No. 161 are effective for fiscal years beginning after November 15, 2008, and will be adopted by the Company in the first quarter of 2009.
14. SEGMENT INFORMATION
The Company operates in three distinct operating segments, represented by the hospital operations (which includes our general acute care hospitals and related healthcare entities that provide inpatient and outpatient health care services), the home health agencies operations (which provide in-home outpatient care), and our hospital management services business (which provides executive management and consulting services to non-affliated acute care hospitals). Only the hospital operations segment meets the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS No. 131”), as a separate reportable segment. The financial information for the home health agencies and management services segments do not meet the quantitative thresholds defined in SFAS No. 131 and are combined into the corporate and all other reportable segment.
The distribution between reportable segments of our revenues and income from continuing operations before income taxes is summarized in the following tables (in thousands):

	For the Three Months Ended March 31,
	2008	2007
Revenues:
Hospital operations	$2,664,016	$1,130,207
Corporate and all other	63,538	24,071

	$2,727,554	$1,154,278

Income from continuing operations before income taxes:
Hospital operations	$117,892	$113,529
Corporate and all other	(34,164)	(20,408)

	$83,728	$93,121

15. FAIR VALUE
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, provides a framework for measuring fair value, and expands disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurement; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and was adopted by the Company as of January 1, 2008. The adoption of this statement has not had a material effect on the Company’s consolidated results of operations or consolidated financial position.
In February 2008, the FASB issued FASB Statement of Position No.157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”). FSP 157-2 deferred the effective date of the provisions of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and will be adopted by the Company in the first quarter of 2009. The Company is currently assessing the potential impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its consolidated statements of financial position and results of operations.
Fair Value Hierarchy
SFAS No. 157 classifies the inputs used to measure fair value into the following hierarchy:

Level 1:	Quoted market prices in active markets for identical assets or liabilities.
Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data.
Level 3:	Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. Level 3 includes values determined using pricing models, discounted cash flow methodologies, or similar techniques reflecting the Company’s own assumptions.
The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2008 (in thousands):

	March 31,
	2008	Level 1	Level 2	Level 3
Available-for-sale securities	$7,968	$7,968	$—	$—
Trading securities	31,749	31,749	—	—

Total assets	$39,717	$39,717	$—	$—
Fair value of interest
rate swap agreements	$290,553	$—	$290,553	$—

Total liabilities	$290,553	$—	$290,553	$—
Available-for-sale securities and trading securities classified as Level 1 are measured using quoted market prices. The fair value of the Company’s interest rate swap agreements are classified as Level 2, and are estimated using an income approach based on the LIBOR swap rate, which is observable at commonly quoted intervals for the full term of the swap.
16. CONTINGENCIES
The Company is a party to various legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations. In addition, in connection with the closing of the Triad acquisition on July 25, 2007, the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
16. CONTINGENCIES (Continued)
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
17. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION
In connection with the consummation of the Triad acquisition, the Company obtained $7.215 billion of senior secured financing under the New Credit Facility and CHS issued the Notes in the aggregate principal amount of $3.021 billion. The Notes are senior unsecured obligations of CHS and are guaranteed on a senior basis by the Company and by certain of the Company’s domestic subsidiaries. The Notes are fully and unconditionally guaranteed by the Company and certain existing and subsequently acquired or organized domestic subsidiaries. Such guarantees are joint and several. The following condensed consolidating financial statements present the Company (as guarantor), CHS (as the issuer), the subsidiary guarantors, the subsidiary non-guarantors and eliminations. This condensed consolidating financial information has been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered”.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Balance Sheet
March 31, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$213,879	$—	$(49,526)	$164,353
Patient accounts receivable, net of allowance for doubtful accounts	—	—	1,021,244	604,414	—	1,625,658
Supplies	—	—	164,622	99,439	—	264,061
Deferred income taxes	113,741	—	—	—	—	113,741
Prepaid expenses and taxes	—	58	180,024	13,930	—	194,012
Other current assets	—	390	129,601	114,576	—	244,567

Total current assets	113,741	448	1,709,370	832,359	(49,526)	2,606,392

Property and equipment, net	—	—	3,343,680	2,094,717	—	5,438,397

Goodwill	21,126	—	2,435,773	1,918,394	—	4,375,293

Other assets, net	—	186,076	487,395	238,796	—	912,267

Net investment in subsidiaries	1,506,013	1,234,270	3,680,406	—	(6,420,689)	—

Total assets	$1,640,880	$1,420,794	$11,656,624	$5,084,266	$(6,470,215)	$13,332,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$14,667	$4,809	$—	$19,476
Accounts payable	—	41	339,276	171,646	(49,526)	461,437
Current income taxes payable	—	—	—	—	—	—
Accrued liabilities	—	—	434,906	296,365	—	731,271
Interest payable (receivable)	—	2,599	88,205	(362)	—	90,442

Total current liabilities	—	2,640	877,054	472,458	(49,526)	1,302,626

Long-term debt payable (receivable)	4	4,325,296	4,509,849	51,206	—	8,886,355

Deferred income taxes	407,947	—	—	—	—	407,947

Other long-term liabilities	195	284,848	198,936	195,743	—	679,722

Minority interests in equity of consolidated subsidiaries	—	—	2,156	381,973	—	384,129

Intercompany (receivable) payable	(438,836)	(4,698,000)	4,841,662	4,101,680	(3,806,506)	—

Stockholders’ equity
Preferred stock	—	—	—	—	—	—
Common stock	972	—	1	2	(3)	972
Additional paid-in capital	1,247,241	—	—	—	—	1,247,241
Treasury stock, at cost, 975,549 shares	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive income (loss)	(188,037)	(188,037)	(5,734)	—	193,771	(188,037)
Retained earnings	618,072	1,694,047	1,232,700	(118,796)	(2,807,951)	618,072

Total stockholders’ equity	1,671,570	1,506,010	1,226,967	(118,794)	(2,614,183)	1,671,570

Total liabilities and stockholders’ equity	$1,640,880	$1,420,794	$11,656,624	$5,084,266	$(6,470,215)	$13,332,349

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Balance Sheet
December 31, 2007

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$114,075	$18,799	$—	$132,874
Patient accounts receivable, net of allowance for doubtful accounts	—	—	954,106	579,692	—	1,533,798
Supplies	—	—	163,961	98,942	—	262,903
Deferred income taxes	113,741	—	—	—	—	113,741
Prepaid expenses and taxes	—	102	156,733	12,921	—	169,756
Other current assets	—	—	129,147	210,679	—	339,826

Total current assets	113,741	102	1,518,022	921,033	—	2,552,898

Property and equipment, net	—	—	3,667,487	1,845,087	—	5,512,574

Goodwill	96,671	—	2,162,601	1,988,442		4,247,714

Other assets, net	—	189,140	276,589	714,728		1,180,457

Net investment in subsidiaries	1,519,952	1,464,944	4,968,905	—	(7,953,801)	—

Total assets	$1,730,364	$1,654,186	$12,593,604	$5,469,290	$(7,953,801)	$13,493,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$16,603	$4,107	$—	$20,710
Accounts payable	—	19	276,503	216,171	—	492,693
Current income taxes payable	—	—	—	—	—	—
Deferred income taxes — current	—	—	—	—	—	—
Accrued liabilities	—	—	437,808	342,892	—	780,700
Interest payable (receivable)	—	153,085	8,042	(7,295)	—	153,832

Total current liabilities	—	153,104	738,956	555,875	—	1,447,935

Long-term debt payable (receivable)	4	4,487,090	4,633,801	(43,528)	—	9,077,367

Deferred income taxes	407,947	—	—	—	—	407,947

Other long-term liabilities	(2,519)	121,482	188,316	176,180	—	483,459

Minority interests in equity of consolidated subsidiaries	—	—	13,491	352,640	—	366,131

Intercompany (receivable) payable	(385,872)	(4,627,439)	5,956,358	4,562,215	(5,505,262)	—

Stockholders’ equity
Preferred stock	—	—	—	—	—	—
Common stock	966	—	1	2	(3)	966
Additional paid-in capital	1,240,308	—	—	—	—	1,240,308
Treasury stock, at cost, 975,549 shares	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive income (loss)	(81,737)	(81,737)	(3,990)	—	85,727	(81,737)
Retained earnings	557,945	1,601,686	1,066,671	(134,094)	(2,534,263)	557,945

Total stockholders’ equity	1,710,804	1,519,949	1,062,682	(134,092)	(2,448,539)	1,710,804

Total liabilities and stockholders’ equity	$1,730,364	$1,654,186	$12,593,604	$5,469,290	$(7,953,801)	$13,493,643

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statement of Income
Three Months Ended March 31, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$1,688,744	$1,038,810	$—	$2,727,554

Operating costs and expenses:
Salaries and benefits	—	—	638,641	449,129	—	1,087,770
Provision for bad debts	—	—	193,890	103,190	—	297,080
Supplies	—	—	226,130	160,279	—	386,409
Other operating expenses	—	—	300,191	225,976	—	526,167
Rent	—	—	31,301	28,556	—	59,857
Depreciation and amortization	—	—	77,785	44,930	—	122,715

	—	—	1,467,938	1,012,060	—	2,479,998

Income from operations	—	—	220,806	26,750	—	247,556

Interest expense, net	—	72,577	75,937	17,188	—	165,702
Loss from early extinguishment of debt	—	1,328	—	—	—	1,328
Minority interest in earnings	—	—	(193)	9,875	—	9,682
Equity in earnings of subsididary	(92,362)	(166,267)	(20,967)	—	266,712	(12,884)

Income (loss) from continuing operations before income taxes	92,362	92,362	166,029	(313)	(266,712)	83,728
Provision for income taxes	32,235	—	—	—	—	32,235

Income (loss) from continuing operations	60,127	92,362	166,029	(313)	(266,712)	51,493

Discontinued operations, net of taxes:
Loss from operations of hospitals sold and held for sale	—	—	—	(983)	—	(983)
Gain on sale of hospitals, net	—	—	—	9,617	—	9,617

Income on discontinued operations	—	—	—	8,634	—	8,634

Net income	$60,127	$92,362	$166,029	$8,321	$(266,712)	$60,127

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statement of Income
Three Months Ended March 31, 2007

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$921,231	$233,047	$—	$1,154,278

Operating costs and expenses:
Salaries and benefits	—	—	352,482	110,283	—	462,765
Provision for bad debts	—	—	105,540	22,514	—	128,054
Supplies	—	—	107,117	27,177	—	134,294
Other operating expenses	—	—	180,001	54,164	—	234,165
Rent	—	—	17,679	7,077	—	24,756
Depreciation and amortization	—	—	40,591	7,906	—	48,497

	—	—	803,410	229,121	—	1,032,531

Income from operations	—	—	117,821	3,926	—	121,747

Interest expense, net	—	—	21,681	6,752	—	28,433
Equity in earnings of subsididary	(90,156)	(90,156)	6,499	—	173,813	—
Minority interest in earnings	—	—	—	193	—	193

Income (loss) from continuing operations before income taxes	90,156	90,156	89,641	(3,019)	(173,813)	93,121
Provision for income taxes	35,832	—	—	—	—	35,832

Income (loss) from continuing operations	54,324	90,156	89,641	(3,019)	(173,813)	57,289

Discontinued operations, net of taxes:
Loss from operations of hospitals sold and held for sale	—	—	—	(2,965)	—	(2,965)
Loss on sale of hospitals	—	—	—	—	—	—

Loss on discontinued operations	—	—	—	(2,965)	—	(2,965)

Net income	$54,324	$90,156	$89,641	$(5,984)	$(173,813)	$54,324

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net income	$60,127	$92,362	$166,029	$8,321	$(266,712)	$60,127
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	77,785	44,693	—	122,478
Stock-based compenstion expense	13,246	—	—	—	—	13,246
Excess tax benefits relating to stock-based compensation	947	—	—	—	—	947
Minority interest in earnings	—	—	(193)	9,875	—	9,682
Gain on sale of hospitals, net	—	—	—	(12,885)	—	(12,885)
Other non-cash expenses, net	—	(1,678)	(2,666)	7,114	—	2,770
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	—	—	(72,727)	(27,330)	—	(100,057)
Supplies, prepaid expenses and other current assets	—	(346)	58,220	(84,458)	—	(26,584)
Accounts payable, accrued liabilities and income taxes	69,142	(91,198)	217,690	(228,073)	(49,526)	(81,965)
Advances to subsidiaries, net of return on investment	(39,024)	160,111	173,804	(561,603)	266,712	—
Other	(103,585)	4,775	(296,581)	416,510	—	21,119

Net cash provided by (used in) operating activities	853	164,026	321,361	(427,836)	(49,526)	8,878

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(1,685)	(20)	—	(1,705)
Purchases of property and equipment	—	—	(84,607)	(52,464)	—	(137,071)
Disposition of hospitals	—	—	—	365,680	—	365,680
Proceeds from sale of property and equipment	—	—	904	12,813	—	13,717
Investment in other assets	—	—	(12,889)	(43,660)	—	(56,549)

Net cash provided by (used in) investing activities	—	—	(98,277)	282,349	—	184,072

Cash flows from financing activities:
Proceeds from exercise of stock options	94	—	—	—	—	94
Deferred financing costs	—	(2,232)	—	—	—	(2,232)
Excess tax benefits relating to stock-based compensation	(947)	—	—	—	—	(947)
Proceeds from minority investors in joint ventures	—	—	—	12,881	—	12,881
Redemption of minority investments in joint ventures	—	—	—	—	—	—
Distributions to minority investors in joint ventures	—	—	—	(7,524)	—	(7,524)
Borrowings under credit agreement	—	25,000	—	—	—	25,000
(Repayments) borrowings of long-term indebtedness	—	(186,794)	(123,280)	121,331	—	(188,743)

Net cash provided by (used in) financing activities	(853)	(164,026)	(123,280)	126,688	—	(161,471)

Net change in cash and cash equivalents	—	—	99,804	(18,799)	(49,526)	31,479
Cash and cash equivalents at beginning of period	—	—	114,075	18,799	—	132,874

Cash and cash equivalents at end of period	$—	$—	$213,879	$—	$(49,526)	$164,353

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2007

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net income	$54,324	$90,156	$89,641	$(5,984)	$(173,813)	$54,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	—	—	40,591	10,679	—	51,270
Stock-based compenstion expense	6,330	—	—	—	—	6,330
Excess tax benefits relating to stock-based compensation	(758)	—	—	—	—	(758)
Minority interest in earnings	—	—	—	193	—	193
Gain on sale of hospitals, net	—	—	—	—	—	—
Other non-cash expenses, net	—	—	98	34	—	132
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	—	—	(21,621)	(11,701)	—	(33,322)
Supplies, prepaid expenses and other current assets	—	—	(3,618)	(4,249)	—	(7,867)
Accounts payable, accrued liabilities and income taxes	(97,606)	(730)	40,813	103,211	—	45,688
Advances to subsidiaries, net of return on investment	(61,653)	(86,549)	(42,874)	17,263	173,813	—
Other	95,205	1,137	5,180	(97,165)	—	4,357

Net cash provided by (used in) operating activities	(4,158)	4,014	108,210	12,281	—	120,347

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(41,141)	(2,898)	—	(44,039)
Purchases of property and equipment	—	—	(37,521)	(7,268)	—	(44,789)
Disposition of hospitals	—	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	77	57	—	134
Investment in other assets	—	—	(6,570)	(481)	—	(7,051)

Net cash provided by (used in) investing activities	—	—	(85,155)	(10,590)	—	(95,745)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,311	—	—	—	—	3,311
Deferred financing costs	—	(14)	—	—	—	(14)
Excess tax benefits relating to stock-based compensation	758	—	—	—	—	758
Proceeds from minority investors in joint ventures	89	—	—	930	—	1,019
Redemption of minority investments in joint ventures	—	—	—	(1,253)	—	(1,253)
Distributions to minority investors in joint ventures	—	—	—	(1,079)	—	(1,079)
Borrowings under credit agreement	—	—	—	—	—	—
Repayments of long-term indebtedness	—	(4,000)	(827)	(205)	—	(5,032)

Net cash provided by (used in) financing activities	4,158	(4,014)	(827)	(1,607)	—	(2,290)

Net change in cash and cash equivalents	—	—	22,228	84	—	22,312
Cash and cash equivalents at beginning of period	—	—	28,560	12,006	—	40,566

Cash and cash equivalents at end of period	$—	$—	$50,788	$12,090	$—	$62,878

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
Executive Overview
We are the largest publicly traded operator of hospitals in the United States in terms of number of facilities and net operating revenues. We provide healthcare services through these hospitals that we own and operate in non-urban and selected urban markets. We generate revenue primarily by providing a broad range of general hospital healthcare services to patients in the communities in which we are located. We currently have 115 general acute care hospitals included in continuing operations. In addition, we own four home health agencies, located in markets where we do not operate a hospital and through our wholly-owned subsidiary, Quorum Health Resources, LLC (“QHR”), we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve. Effective July 25, 2007, we completed our acquisition of Triad Hospitals Inc., or “Triad,” for an aggregate consideration of $6.836 billion, including $1.686 billion of assumed indebtedness. In connection with this acquisition, one of our subsidiaries issued $3.021 billion principal amount of 8.875% senior notes due 2015 (the “Notes”) and we entered into a new $7.215 billion credit facility (the “New Credit Facility”) consisting of a $6.065 billion term loan, a $750 million revolving credit facility and a $400 million delayed draw term loan facility. The proceeds of these financings were used to pay the cash consideration under the merger agreement and to refinance substantially all of both the assumed indebtedness and our existing indebtedness and to pay related fees and expenses. The delayed draw term loan facility was reduced in the fourth quarter of 2007, per our request, from $400 million to $300 million. The revolving credit facility and the delayed draw term loan facility remain available to us for future acquisitions, working capital, and general corporate purposes. We believe the acquisition of Triad will benefit us since it has expanded the number of markets we serve, expanded our operations into five states where we previously did not operate, and reduced our concentration of credit risk in any one state. We also believe that synergies obtained from eliminating duplicate corporate functions and centralizing many support functions will allow us to improve Triad’s margins. As of December 31, 2007, two of the former Triad hospitals had been sold and six other hospitals formerly owned by Triad along with six hospitals owned by us had been identified as available for sale. During the three months ended March 31, 2008, we completed the sale of eleven of these hospitals that were available for sale as of December 31, 2007. Accordingly, these hospitals have been classified in discontinued operations in the condensed consolidated statements of income for the three month period ended March 31, 2008 and three month period ended March 31, 2007 to the extent that the hospitals were owned by the Company during the respective periods.
With the exception of the previously announced definitive agreement to acquire a two hospital system in Spokane, Washington, we have not recently pursued additional acquisition targets, in order to focus on the integration of the Triad acquisition. We anticipate this focus on integration will continue throughout 2008. The acquisition of the two hospital system in Spokane is pending governmental approval and is expected to be completed later in 2008. During the three months ended March 31, 2008, we have realized approximately $35 million of our estimated synergies related to this acquisition. We continue to believe our integration is on track and we anticipate recognizing all of the anticipated synergies.
For the three months ended March 31, 2008, we generated $2.728 billion in net operating revenues, a growth of 136.3% over the three months ended March 31, 2007, and $60.1 million of net income, an increase of 10.7% over the three months ended March 31, 2007. For the three months ended March 31, 2008, consolidated admissions increased 111.1% and adjusted admissions increased 102.0% over the three months ended March 31, 2007. The increases in net operating revenue and volume are due in part to our acquisition of the former Triad hospitals, as well as a benefit from a strong flu season.
We believe there continues to be ample opportunity for growth in substantially all of our markets by decreasing the need for patients to travel outside their communities for health care services. Furthermore, we continue to strive to improve operating efficiencies and procedures in order to improve our profitability at all of our hospitals.

Sources of Consolidated Net Operating Revenue
The following table presents the approximate percentages of net operating revenue derived from Medicare, Medicaid, managed care and other third party payors, and self-pay for the periods indicated. The data for the periods presented are not strictly comparable due to the significant effect that hospital acquisitions have had on these statistics.

	Three Months Ended
	March 31,
	2008	2007
Medicare	28.5%	30.9%
Medicaid	8.3%	10.2%
Managed Care and other third party payors	52.6%	46.3%
Self-pay	10.6%	12.6%

Total	100.0%	100.0%

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in the periods that such adjustments become known. Adjustments related to final settlements or appeals that increased revenue were insignificant in each of the three month periods ended March 31, 2008 and 2007. In the future, we expect the percentage of revenues received from the Medicare program to increase due to the general aging of the population.
The payment rates under the Medicare program for inpatient acute services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. Reductions in the rate of increase in Medicare reimbursement may cause our net operating revenue growth to decline. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 provides a broad range of provider payment benefits; however, federal government spending in excess of federal budgetary provisions considered in passage of the Medicare Prescription Drug, Improvement and Modernization Act of 2003 could result in future deficit spending for the Medicare system, which could cause future payments under the Medicare system to decline.
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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended
	March 31,
	2008	2007
Consolidated (a)
Net operating revenues	100.0%	100.0%
Operating expenses (b)	86.5	85.3
Depreciation and amortization	4.5	4.2

Income from operations	9.0	10.5
Interest expense, net	(6.1)	(2.4)
Minority interest in earnings	(0.3)	—
Equity in earnings of unconsolidated affiliates	0.5	—

Income from continuing operations before income taxes	3.1	8.1
Provision for income taxes	(1.2)	(3.1)

Income from continuing operations	1.9	5.0
Income (loss) on discontinued operations	0.3	(0.3)

Net Income	2.2%	4.7%

Three Months Ended
March 31, 2008
Percentage increase (decrease) from same period prior year (a):
Net operating revenues	136.3%
Admissions	111.1
Adjusted admissions (c)	102.0
Average length of stay	7.3
Net Income (d)	10.7
Same-store percentage increase from same period prior year (a)(e):
Net operating revenues	5.7%
Admissions	3.8
Adjusted admissions (c)	3.8

(a)	Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have restated our prior period financial statements and statistical results to reflect as discontinued operations those seven hospitals that were in discontinued operations during the three months ended March 31, 2008 which were also owned or leased during the three months ended March 31, 2007.

(b)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses.

(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Includes loss from operations of discontinued hospitals and gain on sale of discontinued hospitals.

(e)	Includes former Triad hospitals during the comparable periods and other acquired hospitals to the extent we operated them in both years.
Three months Ended March 31, 2008 Compared to Three months Ended March 31, 2007
Net operating revenues increased $1.574 billion to $2.728 billion for the three months ended March 31, 2008, from $1.154 billion for the three months ended March 31, 2007. $1.463 billion of this increase was contributed by hospitals acquired in the Triad acquisition that remain in continuing operations, $76 million was contributed by other hospitals acquired in 2007 and $34 million, an increase of 2.9%, was contributed by hospitals that we owned throughout both periods. The increase from hospitals that we owned throughout both periods was attributable to volume increases, primarily from flu and respiratory cases, rate increases, payor mix and the acuity level of services provided. Our revenue and volume increases were benefited by one additional business day because the current year is a leap year partially offset by the Easter holiday occurring prior to March 31, 2008.
On a consolidated basis inpatient admissions increased by 111.1% and adjusted admissions increased by 102.0%. With respect to consolidated admissions, approximately 52.5% were contributed from newly acquired hospitals, including those hospitals acquired from Triad, and 47.5% were contributed by hospitals we owned throughout both periods. On a same-store basis, which includes the hospitals acquired from Triad, as if we owned them during both periods, admissions increased by 3.8% during the quarter ended March 31, 2008.
Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased to 86.5% for the three months ended March 31, 2008 compared to 85.3% for the three months ended March 31, 2007. Salaries and benefits, as a percentage of net operating revenues, decreased 0.2% to 39.9% for the three months ended March 31, 2008, compared to 40.1% for the three months ended March 31, 2007. This decrease is primarily the result of obtaining economies of scale from the acquisition of Triad. Provision for bad debts, as a percentage of net operating revenues, decreased 0.2% to 10.9% for the three months ended March 31, 2008 compared to 11.1% for the three months ended March 31, 2007. This decrease is primarily the result of the former Triad hospitals having a self-pay discount program and historically lower provision for bad debts, as well as our phasing in of a discounting program at those hospitals where one previously did not exist. Supplies, as a percentage of net operating revenues, increased 2.6% to 14.2% for the three months ended March 31, 2008, as compared to 11.6% for the three months ended March 31, 2007, primarily from the acquisition of the former Triad hospitals whose higher acuity of services resulted in higher supply costs than our hospitals taken collectively, offsetting improvements from greater utilization of and improved pricing under our purchasing program. Rent and other operating expenses, as a percentage of net operating revenues, decreased from 22.5% for the three months ended March 31, 2007, to 21.5% for the three months ended March 31, 2008. As part of our acquisition of Triad, we acquired minority investments in certain joint ventures. These investments provided earnings of 0.5% of net operating revenues. Prior to the Triad acquisition, we did not have any material investments in unconsolidated subsidiaries.
Depreciation and amortization increased from 4.2% of net operating revenues for the three months ended March 31, 2007 to 4.5% of net operating revenues for the quarter ended March 31, 2008. The increase in depreciation and amortization as a percentage of net operating revenue is primarily due to the acquisition of the former Triad hospitals which, as a result of a higher level of capital spending, had a depreciable asset base which is higher in relation to its respective revenue than that of our hospitals in the comparable period.
Interest expense, net, increased by $137.3 million from $28.4 million for the three months ended March 31, 2007, to $165.7 million for the three months ended March 31, 2008. Since the current year is a leap year, one additional day in the quarter resulted in $0.4 million of the increase in interest expense. An increase in interest rates during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, accounted for $6.6 million of this increase, while an increase in our average outstanding debt during the three months ended March 31, 2008, as compared to the three months ended March 31, 2007, accounted for the remaining $130.3 million.
Income from continuing operations margin decreased from 5.0% for the three months ended March 31, 2007, to 1.9% for the three months ended March 31, 2008. Net income margin decreased from 4.7% for the three months ended March 31, 2007 to 2.2% for the three months ended March 31, 2008. The decrease in income from continuing operations margin and net income margin are reflective of the net increases in operating expenses, depreciation expense and interest expense, as discussed above.
The net results of the above mentioned changes resulted in income from continuing operations before income taxes decreasing $9.4 million from $93.1 million for the three months ended March 31, 2007 to $83.7 million for the three months ended March 31, 2008.
Provision for income taxes decreased from $35.8 million for the three months ended March 31, 2007 to $32.2 million for the three months ended March 31, 2008, due primarily to a reduction in taxable income in the comparable periods which was the result of higher operating expenses.
Net income was $60.1 million for the three months ended March 31, 2008 compared to $54.3 million for the three months ended March 31, 2007, an increase of 10.7%.

Liquidity and Capital Resources
Net cash provided by operating activities decreased $111.5 million from $120.3 million for the three months ended March 31, 2007 to $8.9 million for the three months ended March 31, 2008. The decrease in cash flow, in comparison to the prior year period is primarily the result of a net cash outflow from accounts receivable of $66.7 million, reflecting the growth in net operating revenues and volume, as compared to the same prior year period. As much of this growth occurred in the latter part of the quarter, the collections of the related cash has not yet occurred as of March 31, 2008. Additionally, there was a decrease in cash flow in comparison to the prior year period from net cash from accounts payable, accrued liabilities and income taxes of $127.7 million, primarily reflecting interest payments in excess of interest expense of $62.2 million as a result of making our first semi-annual interest payment on the Notes in January 2008, a $49.4 million annual payment to the former Triad’s 401(k) and retirement plan and a pre-funding of $18.0 million of medical claims in 2006 that carried over into the three month period ending March 31, 2007 that did not occur in the three month period ending March 31, 2008. These decreases in cash were offset by an increase in net income of $5.8 million, an increase in non-cash depreciation expense of $71.2 million, an increase of other non-cash expenses of $7.9 million and a decrease in cash from the net activity of all other assets and liabilities of $2.0 million. The cash provided by investing activities increased to $184.1 million for the three months ended March 31, 2008 from a use of cash of $95.7 million for the three months ended March 31, 2007. This increase in cash was due to the sale of 11 hospitals as well as not completing any acquisitions during the three months ended March 31, 2008, offset by an increase in capital expenditures compared to the three months ended March 31, 2007. Increase in other assets in investing activities includes $40.1 million of proceeds received from the sale of hospitals and land that has been deposited in escrow accounts to be used for the acquisition of like-kind property.
Capital Expenditures
Cash expenditures related to purchases of facilities were $1.7 million for the three months ended March 31, 2008, compared to $44.0 million for the three months ended March 31, 2007. These expenditures during the three months ended March 31, 2008 were for the acquisition of four physician practices. The expenditures during the three months ended March 31, 2007, included $40.0 million related to the acquisition of Triad and $4.0 million for the contingent settlements of working capital items from a prior year acquisition, the acquisition of three physician practices and the purchase of information systems and other equipment to integrate recently acquired hospitals.
Excluding the cost to construct replacement hospitals, our capital expenditures for the three months ended March 31, 2008, totaled $87.5 million, compared to $28.4 million for the three months ended March 31, 2007. Costs to construct replacement hospitals totaled $49.6 million during the three months ended March 31, 2008 and $16.4 million during the three months ended March 31, 2007.
Pursuant to hospital purchase agreements in effect as of March 31, 2008, and where required certificate of need approval has been obtained, we are required to build replacement facilities in Petersburg, Virginia, by August 2008, Clarksville, Tennessee by June 2009, Shelbyville, Tennessee by June 2009 and Valparaiso, Indiana by April 2011. Also, as required by an amendment to a lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location. Estimated construction costs, including equipment, are approximately $643.9 million for these five replacement hospitals of which approximately $300.7 million has been incurred to date, including costs incurred by Triad prior to our acquisition.
Capital Resources
Net working capital was $1.304 billion at March 31, 2008, compared to $1.105 billion at December 31, 2007. The $199 million increase was attributable primarily to an increase in cash and accounts receivable and a decrease in accounts payable, which reflects the timing of our cash collections and payments.
In connection with the consummation of the Triad acquisition in July 2007, we obtained $7.215 billion of senior secured financing under a New Credit Facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The New Credit Facility consists of a $6.065 billion funded term loan facility with a maturity of seven years, a $300 million delayed draw term loan facility, (reduced from $400 million) with a maturity of seven years and a $750 million revolving credit facility with a maturity of six years. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. The New Credit Facility requires quarterly amortization payments of each term loan facility equal to 0.25% of the initial outstanding amount of the term loans, if any, with the outstanding principal balance of each term loan facility payable on July 25, 2014.

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
Events of default under the New Credit Facility include, but are not limited to, (1) our failure to pay principal, interest, fees or other amounts under the credit agreement when due (taking into account any applicable grace period), (2) any representation or warranty proving to have been materially incorrect when made, (3) covenant defaults subject, with respect to certain covenants, to a grace period, (4) bankruptcy events, (5) a cross default to certain other debt, (6) certain undischarged judgments (not paid within an applicable grace period), (7) a change of control, (8) certain ERISA-related defaults, and (9) the invalidity or impairment of specified security interests, guarantees or subordination provisions in favor of the administrative agent or lenders under the New Credit Facility.

As of March 31, 2008, there was approximately $1.050 billion of available borrowing capacity under our New Credit Facility, of which $35 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements through the next 12 months and into the foreseeable future.
During the quarter ended March 31, 2008, we repurchased on the open market and cancelled $62.7 million of the Notes. This resulted in a loss from early extinguishment of debt of $1.3 million with an after-tax impact of $0.9 million.
As of March 31, 2008, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. On each of these swaps, we received a variable rate of interest based on the three-month London Inter-Bank Offer Rate (“LIBOR”), in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans under the New Credit Facility.

	Notional
	Amount	Fixed Interest	Termination
Swap #	(in 000’s)	Rate	Date
1	100,000	4.0610%	May 30, 2008
2	100,000	2.4000%	June 13, 2008
3	100,000	3.5860%	August 29, 2008
4	100,000	3.9350%	June 6, 2009
5	100,000	4.3375%	November 30, 2009
6	100,000	4.9360%	October 4, 2010
7	100,000	4.7090%	January 24, 2011
8	300,000	5.1140%	August 8, 2011
9	100,000	4.7185%	August 19, 2011
10	100,000	4.7040%	August 19, 2011
11	100,000	4.6250%	August 19, 2011
12	200,000	4.9300%	August 30, 2011
13	200,000	4.4815%	October 26, 2011
14	200,000	4.0840%	December 3, 2011
15	100,000	3.8470%	January 4, 2012
16	100,000	3.8510%	January 4, 2012
17	100,000	3.8560%	January 4, 2012
18	200,000	3.7260%	January 8, 2012
19	200,000	3.5065%	January 16, 2012
20	250,000	5.0185%	May 30, 2012
21	150,000	5.0250%	May 30, 2012
22	200,000	4.6845%	September 11, 2012
23	125,000	4.3745%	November 23, 2012
24	75,000	4.3800%	November 23, 2012
25	150,000	5.0200%	November 30, 2012
26	100,000	5.0230%	May 30, 2013	(1)
27	300,000	5.2420%	August 6, 2013
28	100,000	5.0380%	August 30, 2013	(2)
29	100,000	5.0500%	November 30, 2013	(3)
30	100,000	5.2310%	July 25, 2014
31	100,000	5.2310%	July 25, 2014
32	200,000	5.1600%	July 25, 2014
33	75,000	5.0405%	July 25, 2014
34	125,000	5.0215%	July 25, 2014

(1)	This swap agreement becomes effective May 30, 2008, concurrent with the termination of agreement #1 listed above.

(2)	This swap agreement becomes effective June 13, 2008, concurrent with the termination of agreement #2 listed above.

(3)	This swap agreement becomes effective September 2, 2008, after the termination of agreement #3 listed above.

Our swaps that were in effect prior to the Triad acquisition remained in effect after the refinancing for the Triad acquisition and will continue to be used to limit the effects of changes in interest rates on portions of our New Credit Facility.
The New Credit Facility and/or the Notes contain various covenants that limit our ability to take certain actions including, among other things, our ability to:
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
Off-balance sheet arrangements
Excluding the hospitals whose leases terminated in conjunction with our sale of interests in the partnerships holding the leases and whose operating results are included in discontinued operations, our consolidated operating results for the three months ended March 31, 2008 and 2007, included $67.5 million and $67.6 million, respectively, of net operating revenue and $0.1 million and $4.9 million, respectively, of income from operations, generated from six hospitals operated by us under operating lease arrangements. In accordance with accounting principles generally accepted in the United States of America, or GAAP, the respective assets and the future lease obligations under these arrangements are not recorded on our condensed consolidated balance sheet. Lease payments under these arrangements are included in rent expense when paid and totaled approximately $4.1 million for the three months ended March 31, 2008, compared to $3.6 million for the three months ended March 31, 2007. The current terms of these operating leases expire between June 2010 and December 2019, not including lease extension options. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.

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
Joint Ventures
We have sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. The amount of minority interest in equity is included in other long-term liabilities and the minority interest in income or loss is recorded separately in the condensed consolidated statements of income. Triad also implemented this strategy to a greater extent than we did. In conjunction with the acquisition of Triad, we acquired 19 hospitals containing minority ownership interests ranging from less than 1% to 35%. As of March 31, 2008, 19 of our hospitals were owned by physician joint ventures, of which two also had non-profit entities as partners. In addition, six other hospitals had non-profit entities as partners. The balance of minority interests was $384.1 million and $366.1 million as of March 31, 2008 and December 31, 2007, respectively, and the amount of minority interest in earnings was $9.7 million and $0.2 million for the three months ended March 31, 2008 and 2007, respectively.
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
Critical Accounting Policies
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.
Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below.
Third Party Reimbursement
Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Excluding the former

Triad hospitals, contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system”. Within the automated system, actual Medicare DRG data, coupled with all payors’ historical paid claims data, is utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. For the former Triad hospitals, contractual allowances are determined through a manual process wherein contractual allowance adjustments, regardless of payor or method of calculation, are reviewed and compared to actual payment experience. The methodology used is similar to the methodology used within our “automated contractual allowance system”. The former Triad hospitals are being phased into the “automated contractual allowance system”. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We record adjustments to the estimated billings in the periods that such adjustments become known. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in future periods as final settlements are determined. However, due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. Contractual allowance adjustments related to final settlements or appeals increased net operating revenue by an insignificant amount in each of the three month periods ended March 31, 2008 and March 31, 2007.
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
We estimate the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and, if present, anticipated changes in trends. For all other payor categories we reserve 100% of all accounts aging over 365 days from the date of discharge. The percentage used to reserve for all self-pay accounts is based on our collection history. We believe that we collect substantially all of our third-party insured receivables which include receivables from governmental agencies. During the quarter ended December 31, 2007, in conjunction with our ongoing process of monitoring the net realizable value of our accounts receivable, as well as integrating the methodologies, data and assumptions used by the former Triad management, we performed various analyses including updating a review of historical cash collections. As a result of these analyses, we noted deterioration in certain key cash collection indicators. The acquisition of Triad also provided additional data and a comparative and larger population on which to base our estimates. As a result of the lower estimated collectability indicated by the updated analyses, we recorded an increase to our contractual reserves of $96.3 million and an increase to our allowance for doubtful accounts of approximately $70.1 million as of December 31, 2007. The resulting impact, net of taxes, for the year ended December 31, 2007 was a decrease to income from continuing operations of $105.4 million. We believe this lower collectability was primarily the result of an increase in the number of patients qualifying for charity care, reduced enrollment in certain state Medicaid programs and an increase in the number of indigent non-resident aliens. Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, and the impact of recent acquisitions and dispositions.
Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects the ongoing collection efforts within the Company and is consistent with industry practices. We had approximately $1.5 billion at March 31, 2008 and December 31, 2007, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized in income when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.
Patient accounts receivable from our hospital segment represent approximately 96% of our total consolidated accounts receivable. Therefore, all of the following information represents that derived from our hospital segment.
Days revenue outstanding was 54 days at March 31, 2008 and December 31, 2007. Our target range for days revenue outstanding is 52 – 58 days.
Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $5.036 billion as of March 31, 2008 and approximately $4.544 billion as of December 31, 2007. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) summarized by aging categories is as follows:

	As of
	March 31,	December 31,
	2008	2007
0 to 60 days	65.7%	62.7%
61 to 150 days	16.3%	18.4%
151 to 360 days	14.3%	14.6%
Over 360 days	3.7%	4.3%

Total	100.0%	100.0%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor category is as follows:

	As of
	March 31,	December 31,
	2008	2007
Insured receivables	71.7%	69.7%
Self-pay receivables	28.3%	30.3%

Total	100.0%	100.0%

On a combined basis, as a percentage of gross self-pay receivables, the combined total allowance for doubtful accounts and related allowances for other self-pay discounts and contractuals, was approximately 82% at March 31, 2008 and December 31, 2007.
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
Effective January 1, 2008, the former Triad Hospitals are insured on a claims-made basis through a policy purchased through our wholly-owned captive insurance company and commercial insurance companies as described above for substantially all claims occurring on or after January 1, 2007 and reported on or after January 1, 2008. Substantially all losses for the former Triad hospitals in periods prior to May 1999 were insured through a wholly-owned insurance subsidiary of HCA, Inc., or HCA, Triad’s owner prior to that time, and excess loss policies maintained by HCA. HCA has agreed to indemnify the former Triad hospitals in respect of claims covered by such insurance policies arising prior to May 1999. After May 1999 through December 31, 2006, the former Triad hospitals obtained insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary with excess coverage obtained from other carriers that is subject to certain deductibles. Effective for claims incurred after December 31, 2006, Triad began insuring its claims from $1 million to $5 million through its wholly-owned captive insurance company, replacing the coverage provided by HCA. Substantially all claims reported during 2007 were self insured up to $10 million per claim.
Income Taxes
We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these deferred tax assets, subject to the valuation allowance we have established.
On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, is approximately $5.9 million as of March 31, 2008. It is our policy to recognize interest and penalties accrued related to unrecognized benefits in our condensed consolidated statements of income as income tax expense. During the three months ended March 31, 2008, we recorded approximately $0.2 million in interest and penalties related to prior state income tax returns through our income tax provision from continuing operations and which are included in our FIN 48 liability at March 31, 2008. A total of approximately $1.9 million of interest and penalties is included in the amount of FIN 48 liability at March 31, 2008.

Our unrecognized tax benefits consist primarily of state exposure items. We believe it is reasonably possible that approximately $1.2 million of our current unrecognized tax benefit may decrease within the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities.
We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal or state income tax examinations for years prior to 2003.
The IRS has concluded an examination of the federal income tax returns of Triad for the short taxable years ended April 27, 2001, June 30, 2001 and December 31, 2001, and the taxable years ended December 31, 2002 and 2003. We have received a closing letter with respect to the examination for those tax years. The settlement was not material to our consolidated results of operations or consolidated financial position.
Recent Accounting Pronouncements
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 as of January 1, 2008. The adoption of this statement has not had a material effect on our consolidated results of operations or consolidated financial position.
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
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements for derivative instruments and for hedging activities in order to provide additional understanding of how an entity uses derivative instruments and how they are accounted for and reported in an entity’s financial statements. The new disclosure requirements for SFAS No. 161 are effective for fiscal years beginning after November 15, 2008, and will be adopted by us in the first quarter of 2009.
FORWARD-LOOKING STATEMENTS
Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as ‘‘expects,’’ ‘‘anticipates,’’ ‘‘intends,’’ ‘‘plans,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘thinks,’’ and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following:
•	general economic and business conditions, both nationally and in the regions in which we operate;

•	our ability to successfully integrate any acquisitions or to recognize expected synergies from such acquisitions, including facilities acquired from Triad;

•	risks associated with our substantial indebtedness, leverage and debt service obligations;

•	demographic changes;

•	existing governmental regulations and changes in, or the failure to comply with, governmental regulations;

•	legislative proposals for healthcare reform;

•	the impact of the Medicare Prescription Drug, Improvement and Modernization Act of 2003, which includes specific reimbursement changes for small urban and non-urban hospitals;

•	potential adverse impact of known and unknown government investigations;

•	our ability, where appropriate, to enter into managed care provider arrangements and the terms of these arrangements;

•	changes in inpatient or outpatient Medicare and Medicaid payment levels;

•	increases in the amount and risk of collectability of patient accounts receivable

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply cost due to market pressure from pharmaceutical companies and new product releases;

•	liabilities and other claims asserted against us, including self-insured malpractice claims;

•	competition;

•	our ability to attract and retain without significant employment costs, qualified personnel, key management, physicians, nurses, and other healthcare workers;

•	trends toward treatment of patients in less acute or specialty healthcare settings including ambulatory surgery centers or specialty hospitals;

•	changes in medical or other technology;

•	changes in GAAP;

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to successfully acquire additional hospitals and complete the sale of hospitals held for sale;

•	our ability to obtain adequate levels of general and professional liability insurance; and

•	timeliness of reimbursement payments received under government programs.
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

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $3.7 million for the three months ended March 31, 2008 and $1.1 million for the three months ended March 31, 2007.
Item 4: Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a – 15(e) and 15d – 15(e) under the Securities and Exchange Act of 1934, as amended), as of December 31, 2007. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be included in this report has been recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be included in this report was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2008, that have materially affected or are reasonably likely to materially affect, our internal controls over financial reporting.

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
Community Health Systems, Inc. Legal Proceedings
In May 1999, we were served with a complaint in U.S. ex rel. Bledsoe v. Community Health Systems, Inc., subsequently moved to the Middle District of Tennessee, Case No. 2-00-0083. This qui tam action sought treble damages and penalties under the False Claims Act against us. The Department of Justice did not intervene in this action. The allegations in the amended complaint were extremely general, but involved Medicare billing at our White County Community Hospital in Sparta, Tennessee. By order entered on September 19, 2001, the U.S. District Court granted our motion for judgment on the pleadings and dismissed the case, with prejudice. The qui tam whistleblower (also referred to as a “relator”) appealed the district court’s ruling to the U.S. Court of Appeals for the Sixth Circuit. On September 10, 2003, the Sixth Circuit Court of Appeals rendered its decision in this case, affirming in part and reversing in part the district court’s decision to dismiss the case with prejudice. The court affirmed the lower court’s dismissal of certain of plaintiff’s claims on the grounds that his allegations had been previously publicly disclosed. In addition, the appeals court agreed that, as to all other allegations, the relator had failed to include enough information to meet the special pleading requirements for fraud under the False Claims Act and the Federal Rules of Civil Procedure. However, the case was returned to the district court to allow the relator another opportunity to amend his complaint in an attempt to plead his fraud allegations with particularity. In May 2004, the relator in U.S. ex rel. Bledsoe filed an amended complaint alleging fraud involving Medicare billing at White County Community Hospital. We then filed a renewed motion to dismiss the amended complaint. On January 6, 2005, the District Court dismissed with prejudice the bulk of the relator’s allegations. The only remaining allegations involve a small number of 1997-98 charges at White County. After further motion practice between the relator and the United States Government regarding the relator’s right to participate in a previous settlement with the Company, the District Court again dismissed all claims in the case on December 13, 2005. On January 9, 2006, the relator filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit and on September 6, 2007, the Court of Appeals issued its 25 page opinion affirming in part, reversing in part (and in doing so, reinstating a number of the allegations claimed by the relator), and remanding the case to the District Court for further proceedings. The relator has filed a motion for rehearing. That motion for rehearing was denied. We will continue to vigorously defend this case
In August 2004, we were served a complaint in Arleana Lawrence and Robert Hollins v. Lakeview Community Hospital and Community Health Systems, Inc. (now styled Arleana Lawrence and Lisa Nichols vs. Eufaula Community Hospital, Community Health Systems, Inc., South Baldwin Regional Medical Center and Community Health Systems Professional Services Corporation) in the Circuit Court of Barbour County, Alabama (Eufaula Division). This alleged class action was brought by the plaintiffs on behalf of themselves and as the representatives of similarly situated uninsured individuals who were treated at our Lakeview Hospital or any of our other Alabama hospitals. The plaintiffs allege that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiffs seek restitution of overpayment, compensatory and other allowable damages and injunctive relief. In October 2005, the complaint was amended to eliminate one of the named plaintiffs and to add our management company subsidiary as a defendant. In November 2005, the complaint was again amended to add another plaintiff, Lisa Nichols and another defendant, our hospital in Foley, Alabama, South Baldwin Regional Medical Center. After a hearing held on June 13, 2007, on October 29, 2007 the Circuit Court ruled in favor of the plaintiffs’ class action certification request. We disagree with that ruling and have pursued our automatic right of appeal to the Alabama Supreme Court. We are vigorously defending this case.

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
On August 28, 2007, Texas Health Resources of Arlington, Texas, or THR, notified us of its decision to exercise a call right to acquire our 80% interest in the limited partnership that owns Presbyterian Hospital of Denton, Texas, together with certain land and buildings that we own in Denton (including rights under a lease for such land and buildings). We acquired these interests in connection with the Triad acquisition. This call right became exercisable under the terms of the limited partnership agreement by reasons of our acquisition of Triad. Shortly after we initiated efforts to set the purchase price, which is determined by various formulas set forth in the limited partnership agreement and related documents, THR filed suit in Texas state court seeking injunctive and declaratory relief to extend the 90-day closing date and to set the purchase price. We removed the case to Federal District Court and proceedings are underway in that court with respect to THR’s renewed motions for relief. Pursuant to the limited partnership agreement, the closing was to occur on or before November 26, 2007. The closing did not occur on November 26, 2007, as THR failed to properly tender adequate closing consideration. The case will proceed and the pre-trial and trial scheduling conference is set for September 8, 2008.
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
In a case styled U.S. ex rel. Bartlett vs. Quorum Health Resources, Inc., et al., pending in the Western District of Pennsylvania, Johnstown Division, the relator alleges in his second amended complaint, filed in January 2006 (the first amended complaint having been dismissed), that Quorum conspired with an unaffiliated hospital to pay a illegal remuneration in violation of the anti-kickback statute and the Stark laws, thus causing false claims to be filed. A renewed motion to dismiss that was filed in March 2006 asserting that the second amended complaint did not cure the defects contained in the first amended complaint. In September 2006, the hospital and one of the other defendants affiliated with the hospital filed for protection under Chapter 11 of the federal bankruptcy code, which imposed an automatic stay on proceedings in the case. We believe that this case is without merit and should the stay be lifted, will continue to vigorously defend it.
Item 1A.Risk Factors
There have been no material changes with regard to risk factors previously disclosed in our most recent annual report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On December 13, 2006, the Company commenced an open market repurchase program for up to 5,000,000 shares of the Company’s common stock not to exceed $200 million in purchases. This purchase program will conclude at the earlier of three years or when the maximum number of shares have been repurchased. As of March 31, 2008, the Company has not repurchased any shares under this program.
We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. Our New Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $400 million in the aggregate (but not in excess of $200 million unless we receive confirmation from Moody’s and S&P that dividends or repurchases would not result in a downgrade, qualification or withdrawal of the then corporate credit rating). The indenture governing our Notes also limits our ability to pay dividends and/or repurchase stock. As of March 31, 2008, the amount of permitted dividends and/or stock repurchases permitted under the indenture was $392 million.
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

Date: May 2, 2008	COMMUNITY HEALTH SYSTEMS, INC.
(Registrant)

	By:	/s/ Wayne T. Smith Wayne T. Smith
Chairman of the Board, President and Chief Executive Officer (principal executive officer)

	By:	/s/ W. Larry Cash W. Larry Cash
Executive Vice President, Chief Financial Officer and Director
(principal financial officer)

	By:	/s/ T. Mark Buford T. Mark Buford Vice President and Corporate Controller
(principal accounting officer)

Index to Exhibits

No.	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.