Form 10-Q
period 2008-06-30
COMMUNITY HEALTH SYSTEMS INC
filed 2008-08-05
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).  Yes ☐     No ☑

As of July 25, 2008, there were outstanding 95,884,621 shares of the Registrant’s Common Stock, $.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Six Months Ended June 30, 2008

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2008	2007
	(Unaudited)
	(In thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$264,072	$132,874
Patient accounts receivable, net of allowance for doubtful accounts of $1,052,811 and $1,033,516 at June 30, 2008, and December 31, 2007, respectively	1,603,702	1,533,798
Supplies	266,403	262,903
Prepaid income taxes	—	99,417
Deferred income taxes	88,531	113,741
Prepaid expenses and taxes	89,724	70,339
Other current assets	191,226	339,826

Total current assets	2,503,658	2,552,898

Property and equipment	6,639,690	6,310,240
Less accumulated depreciation and amortization	(1,017,936)	(797,666)

Property and equipment, net	5,621,754	5,512,574

Goodwill	4,165,041	4,247,714

Other assets, net	1,069,055	1,180,457

Total assets	$13,359,508	$13,493,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$24,279	$20,710
Accounts payable	438,518	492,693
Current income taxes payable	12,224	—
Accrued interest	147,451	153,832
Accrued liabilities	691,406	780,700

Total current liabilities	1,313,878	1,447,935

Long-term debt	8,889,915	9,077,367

Deferred income taxes	429,934	407,947

Other long-term liabilities	571,085	483,459

Minority interests in equity of consolidated subsidiaries	320,587	366,131

Stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 96,944,770 shares issued and 95,969,221 shares outstanding at June 30, 2008, and 96,611,085 shares issued and 95,635,536 shares outstanding at December 31, 2007	969	966
Additional paid-in capital	1,251,746	1,240,308
Treasury stock, at cost, 975,549 shares at June 30, 2008 and December 31, 2007	(6,678)	(6,678)
Accumulated other comprehensive income	(77,893)	(81,737)
Retained earnings	665,965	557,945

Total stockholders’ equity	1,834,109	1,710,804

Total liabilities and stockholders’ equity	$13,359,508	$13,493,643

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(Unaudited)
	(In thousands, except share and per share data)

Net operating revenues	$2,690,600	$1,197,865	$5,418,154	$2,352,143

Operating costs and expenses:
Salaries and benefits	1,079,376	472,846	2,167,146	935,611
Provision for bad debts	291,045	141,820	588,125	269,874
Supplies	377,586	140,348	763,995	274,642
Other operating expenses	526,098	246,980	1,052,265	481,145
Rent	58,479	26,966	118,336	51,722
Depreciation and amortization	124,942	51,982	247,657	100,479

Total operating costs and expenses	2,457,526	1,080,942	4,937,524	2,113,473

Income from operations	233,074	116,923	480,630	238,670
Interest expense, net	154,361	29,184	320,063	57,617
Loss from early extinguishment of debt	—	—	1,328	—
Minority interest in earnings	8,317	625	17,999	818
Equity in earnings of unconsolidated affiliates	(10,508)	—	(23,392)	—

Income from continuing operations before income taxes	80,904	87,114	164,632	180,235
Provision for income taxes	31,148	33,556	63,383	69,388

Income from continuing operations	49,756	53,558	101,249	110,847

Discontinued operations, net of taxes:
Income (loss) from operations of hospitals sold and hospital held for sale	(1,854)	205	(2,837)	(2,760)
Gain (loss) on sale of hospitals, net	(9)	—	9,608	—

Income (loss) on discontinued operations	(1,863)	205	6,771	(2,760)

Net income	$47,893	$53,763	$108,020	$108,087

Income from continuing operations per common share:
Basic	$0.53	$0.57	$1.08	$1.19

Diluted	$0.52	$0.57	$1.06	$1.17

Net income per common share:
Basic	$0.51	$0.57	$1.15	$1.16

Diluted	$0.50	$0.57	$1.14	$1.14

Weighted-average number of shares outstanding:
Basic	94,192,295	93,518,991	94,017,435	93,373,357

Diluted	95,513,127	94,647,870	95,127,523	94,422,000

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2008	2007
	(Unaudited)
	(In thousands)

Cash flows from operating activities
Net income	$108,020	$108,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	247,426	104,619
Minority interest in earnings	17,999	818
Stock-based compensation expense	26,681	14,295
Gain on sale of hospitals, net	(13,211)	—
Excess tax benefits relating to stock-based compensation	947	(2,295)
Loss on early extinguishment of debt	1,328	—
Other non-cash expenses (gains), net	2,041	(1,542)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(74,786)	(47,415)
Supplies, prepaid expenses and other current assets	13,570	(13,458)
Accounts payable, accrued liabilities and income taxes	83,868	46,353
Other	2,900	6,526

Net cash provided by operating activities	416,783	215,988

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(6,646)	(187,955)
Purchases of property and equipment	(275,605)	(108,849)
Proceeds from disposition of hospitals and other ancillary operations	365,913	12,662
Proceeds from sale of property and equipment	12,889	234
Increase in other assets	(144,380)	(25,362)

Net cash used in investing activities	(47,829)	(309,270)

Cash flows from financing activities
Proceeds from exercise of stock options	1,357	6,693
Excess tax benefits relating to stock-based compensation	(947)	2,295
Stock buy-back	(10,194)	—
Deferred financing costs	(2,444)	(367)
Proceeds from minority investors in joint ventures	11,214	1,105
Redemption of minority investments in joint ventures	(53,485)	(1,369)
Distributions to minority investors in joint ventures	(14,916)	(1,705)
Borrowings under credit agreement	22,657	132,000
Repayments of long-term indebtedness	(190,998)	(64,579)

Net cash (used in) provided by financing activities	(237,756)	74,073

Net change in cash and cash equivalents	131,198	(19,209)
Cash and cash equivalents at beginning of period	132,874	40,566

Cash and cash equivalents at end of period	$264,072	$21,357

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the “Company”) as of June 30, 2008 and for the three and six month periods ended June 30, 2008 and June 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2008, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007, contained in the Company’s Annual Report on Form 10-K.

The presentation of gross property and equipment and accumulated depreciation and amortization at December 31, 2007 has been corrected to reflect certain assets acquired from Triad Hospitals, Inc. (“Triad”). This correction increased both gross property and equipment and accumulated depreciation and amortization by the same amount and did not impact the net balance of property and equipment as previously presented on the balance sheet.

2.	ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-based compensation awards are granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (the “2000 Plan”). The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, as well as stock options which do not so qualify, stock appreciation rights, restricted stock, performance units and performance shares, phantom stock awards and share awards. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, the options granted under the 2000 Plan have all been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10 year contractual term, options granted in 2005 through 2007 have an 8 year contractual term and options granted in 2008 have a 10 year contractual term. The exercise price of all options granted to employees under the 2000 Plan is equal to the fair value of the Company’s common stock on the option grant date. As of June 30, 2008, 3,529,664 shares of unissued common stock remain reserved for future grants under the 2000 Plan.

The Company has also awarded restricted stock under the 2000 Plan to its directors and employees. The restrictions on these shares generally lapse in one-third increments on each of the first three anniversaries of the award date, except for restricted stock granted on July 25, 2007, which restrictions lapse equally on the first two anniversaries of the award date. Certain of the restricted stock awards granted to the Company’s senior executives contain a performance objective that must be met in addition to any vesting requirements. If the performance objective is not attained, the awards will be forfeited in their entirety. Once the performance objective has been attained, restrictions will lapse in one-third increments on each of the first three anniversaries of the award date with the exception of the July 25, 2007 restricted stock awards, which have no additional time vesting restrictions once the performance restrictions are met. Notwithstanding the above mentioned performance objectives and vesting requirements, the restrictions will lapse earlier in the event of death, disability, or termination of employment of the holder of the restricted stock by the Company for any reason other than for cause or change in control of the Company. Restricted stock awards subject to

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

performance standards are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.

The following table reflects the impact of total compensation expense related to stock-based equity plans under the Statement of Financial Accounting Standards (“SFAS”) No. 123(R), on the reported operating results for the respective periods (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Effect on income from continuing operations before income taxes	$(13,435)	$(7,965)	$(26,681)	$(14,295)

Effect on net income	$(8,162)	$(4,839)	$(16,209)	$(8,684)

Effect on net income per share-diluted	$(0.09)	$(0.05)	$(0.17)	$(0.09)

At June 30, 2008, $84.2 million of unrecognized stock-based compensation expense from all outstanding unvested stock options and restricted stock is expected to be recognized over a weighted-average period of 19 months.

The fair value of stock options was estimated using the Black Scholes option pricing model during the three and six months ended June 30, 2008 and 2007, with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Expected volatility	24.5%	24.6%	24.1%	25.5%
Expected dividends	0	0	0	0
Expected term	4 years	4 years	4 years	4 years
Risk-free interest rate	2.80%	4.77%	2.59%	4.50%

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

Options outstanding and exercisable under the 2000 Plan as of June 30, 2008, and changes during the three and six months then ended were as follows (in thousands, except share and per share data):

			Weighted-
			Average
		Weighted-	Remaining	Aggregate
		Average	Contractual	Intrinsic
		Exercise	Term	Value as of
	Shares	Price	(In Years)	June 30, 2008

Outstanding at December 31, 2007	8,439,015	$30.90
Granted	996,500	32.28
Exercised	(11,666)	23.26
Forfeited and cancelled	(172,600)	35.02

Outstanding at March 31, 2008	9,251,249	30.98
Granted	95,500	35.75
Exercised	(36,998)	29.69
Forfeited and cancelled	(142,836)	33.98

Outstanding at June 30, 2008	9,166,915	$30.99	6.1 years	$40,150

Exercisable at June 30, 2008	4,794,980	$25.68	5.2 years	$39,446

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2008 and 2007, was $7.64 and $10.36, respectively. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($32.98) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on June 30, 2008. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended June 30, 2008 and 2007 was $0.3 million and $1.5 million, respectively, and the aggregate intrinsic value of options exercised during the six months ended June 30, 2008 and 2007 was $0.4 million and $2.9 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

Restricted stock outstanding under the 2000 Plan as of June 30, 2008, and changes during the three and six months then ended are as follows:

		Weighted-
		Average
		Fair
	Shares	Value

Unvested at December 31, 2007	1,956,543	$38.04
Granted	748,500	32.38
Vested	(592,505)	36.09
Forfeited	(3,000)	37.20

Unvested at March 31, 2008	2,109,538	36.58
Granted	25,000	35.33
Vested	(17,832)	38.81
Forfeited	(3,500)	32.88

Unvested at June 30, 2008	2,113,206	36.55

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

As of June 30, 2008, there was $55.8 million of unrecognized stock-based compensation expense related to unvested restricted stock expected to be recognized over a weighted-average period of 18 months.

Under the Director’s Fee Deferral Plan, the Company’s outside directors may elect to receive share equivalent units in lieu of cash for their directors’ fee. Share equivalent units are calculated by dividing the deferred directors’ fees by the closing market price of the Company’s common stock on the last trading day of the reporting period. These units are held in the plan until the director electing to receive the share equivalent units retires or otherwise terminates his/her directorship with the Company. Share equivalent units are converted to shares of common stock of the Company at the time of distribution. The following table represents the amount of directors’ fees which were deferred and the equivalent units into which they converted for each of the respective periods:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Directors’ fees earned and deferred into plan	$17,000	$29,375	$57,875	$65,250

Equivalent units	515.464	726.205	1,733.069	1,743.936

At June 30, 2008, there are a total of 15,141.601 units deferred in the plan with an aggregate fair value of $0.5 million, based on the closing market price of the Company’s common stock on the last trading day of the reporting period of $32.98.

3.	COST OF REVENUE

The majority of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at the Company’s Franklin, Tennessee office, which were $43.0 million and $23.9 million for the three months ended June 30, 2008 and 2007, respectively, and $81.1 million and $47.0 million for the six months ended June 30, 2008 and 2007, respectively. Included in these amounts is stock-based compensation expense of $13.4 million and $8.0 million for the three months ended June 30, 2008 and 2007, respectively, and $26.7 million and $14.3 million for the six months ended June 30, 2008 and 2007, respectively.

4.	USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

5.	ACQUISITIONS AND DIVESTITURES

Triad Acquisition

On July 25, 2007, the Company completed its acquisition of Triad. Triad owned and operated 50 hospitals in non-urban and middle market communities in 17 states, as well as the Republic of Ireland. Immediately following the acquisition, on a combined basis, the Company owned and operated 128 hospitals in 28 states, as well as the Republic of Ireland. As of December 31, 2007, two hospitals acquired from Triad had been sold and six hospitals acquired from Triad were classified as held for sale. During the six months ended June 30, 2008, the Company completed the sale of five of the six former Triad hospitals held for sale at December 31, 2007. The Company also provides management and consulting services on a contract basis to independent hospitals, through its subsidiary, Quorum Health Resources, LLC, which was acquired as part of the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

acquisition of Triad. The Company acquired Triad for approximately $6.857 billion, including the assumption of $1.686 billion of existing indebtedness.

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

The allocation process requires the analysis of acquired fixed assets, contracts, contractual commitments, and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. The values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes, but is not limited to, valuations of property and equipment, valuation of equity investments, valuation of contractual commitments, and review of open cost report settlement periods. The Company is also negotiating the termination of certain assumed contracts it deems unfavorable, such as various physician and service contracts. Under GAAP, the Company has up to twelve months from the closing of the acquisition to complete its valuations and complete contract terminations in order for these terminations to be considered in the allocation process. The Company expects to complete the allocation of the total cost of the Triad acquisition in the third quarter of 2008. Material adjustments to goodwill may result upon the completion of these matters.

Other Acquisitions

Effective April 1, 2007, the Company completed its acquisition of Lincoln General Hospital (157 licensed beds), located in Ruston, Louisiana. The total consideration for this hospital was approximately $49.4 million, of which $44.7 million was paid in cash and $4.7 million was assumed in liabilities. On May 1, 2007, the Company completed its acquisition of Porter Health (301 licensed beds), located in Valparaiso, Indiana, with a satellite campus in Portage, Indiana and outpatient medical campuses located in Chesterton, Demotte, and Hebron, Indiana. As part of this acquisition, the Company has agreed to construct a 225-bed replacement facility for the Valparaiso hospital no later than April 2011. The total consideration for Porter Health was approximately $113.2 million, of which $88.9 million was paid in cash and $24.3 million was assumed in

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

liabilities. The Company’s purchase price allocation relating to these acquisitions resulted in approximately $8.1 million of goodwill being recorded.

Effective June 30, 2008, the Company acquired the 35% minority interest in Affinity Health Systems, LLC which indirectly owns and operates Trinity Medical Center (560 licensed beds) in Birmingham, Alabama, from Baptist Health Systems, Inc. of Birmingham, Alabama (“Baptist”), giving the Company 100% ownership of that facility. The purchase price for this minority interest was $51.5 million in cash and the cancellation of a promissory note issued by Baptist and held by Affinity Health Systems, LLC in the original principal amount of $32.8 million.

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

Effective October 31, 2007, the Company sold its 60% membership interest in Northeast Arkansas Medical Center, a 104 bed facility in Jonesboro, Arkansas to Baptist Memorial Health Care (“Baptist”), headquartered in Memphis, Tennessee, for $16.8 million. In connection with this transaction, the Company also sold real estate and other assets to a subsidiary of Baptist for $26.2 million in cash.

Effective September 1, 2007, the Company sold its partnership interest in River West L.P., which owned and operated River West Medical Center (80 licensed beds) located in Plaquemine, Louisiana, to an affiliate of Shiloh Health Services, Inc. of Lubbock, Texas. The proceeds from this sale were $0.3 million in cash.

As of June 30, 2008, the Company had one hospital classified as held for sale.

In connection with the above actions and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the results of operations of the above mentioned hospitals as discontinued operations in the accompanying condensed consolidated statements of income.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

Net operating revenues and income (loss) on discontinued operations for the respective periods are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net operating revenues	$18,485	$51,263	$125,118	$100,982

Income (loss) from operations of hospitals sold or held for sale before income taxes	(3,422)	306	(4,211)	(4,483)
Gain (loss) on sale of hospitals, net	(9)	—	17,715	—

Income (loss) from discontinued operations, before taxes	(3,431)	306	13,504	(4,483)
Income tax expense (benefit)	1,568	(101)	(6,733)	1,723

Income (loss) from discontinued operations, net of tax	$(1,863)	$205	$6,771	$(2,760)

The computation of income (loss) from discontinued operations, before taxes, for the three months and six months ended June 30, 2008 includes the net write-off of $96.3 million of tangible assets and $32.5 million of goodwill (including $21.3 million of goodwill included in non-current assets held for sale at December 31, 2007) at the hospitals sold during the six months ended June 30, 2008.

Interest expense was allocated to discontinued operations based on estimated sale proceeds available for debt repayment.

The assets and liabilities of one hospital held for sale as of June 30, 2008 are included in the accompanying condensed consolidated balance sheet as follows: current assets of $17.1 million, included in other current assets; net property and equipment of $33.9 million and other long-term assets of $0.1 million, included in other assets; and current liabilities of $22.1 million, included in other accrued liabilities.

The assets and liabilities of the hospitals held for sale as of December 31, 2007 are included in the accompanying condensed consolidated balance sheet as follows: current assets of $118.9 million, included in other current assets; net property and equipment of $331.1 million and other long-term assets of $31.4 million, included in other assets; and current liabilities of $67.6 million, included in accrued liabilities.

6.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, is approximately $6.2 million as of June 30, 2008. It is the Company’s policy to recognize interest and penalties accrued related to unrecognized benefits in its condensed consolidated statements of income as income tax expense. During the three months ended June 30, 2008, the Company recorded approximately $0.2 million in interest and penalties related to prior state income tax returns through its income tax provision from continuing operations and which are included in its FIN 48 liability at June 30, 2008. A total of approximately $2.2 million of interest and penalties is included in the amount of FIN 48 liability at June 30, 2008.

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
(UNAUDITED) — (Continued)

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

Cash paid for income taxes, net of refunds received, resulted in a net cash refund of $46.5 million and $49.3 million for the three and six months ended June 30, 2008, respectively, and net cash paid of $16.2 million and $29.4 million for the three and six months ended June 30, 2007, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2008, are as follows (in thousands):

Balance as of December 31, 2007	$4,247,714
Goodwill acquired as part of acquisitions during 2008	4,109
Consideration adjustments and purchase price allocation adjustments for acquisitions in 2007	(75,441)
Goodwill written-off as part of disposals	(11,341)

Balance as of June 30, 2008	$4,165,041

Goodwill related to the former Triad hospitals of $2.825 billion has not been allocated to the reporting unit level (hospital operations, home health and management services) as of June 30, 2008 because the final purchase price allocation has not been completed (see Note 5).

The Company completed its most recent annual goodwill impairment test as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” during 2007, using a measurement date of September 30, 2007. Based on the results of the impairment test, the Company was not required to recognize an impairment of goodwill in 2007.

The gross carrying amount of the Company’s other intangible assets was $207.9 million at June 30, 2008 and $194.6 million at December 31, 2007, and the net carrying amount was $195.4 million at June 30, 2008 and $181.0 million at December 31, 2007. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets.

The weighted-average amortization period for the intangible assets subject to amortization is approximately ten years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets during the three months ended June 30, 2008 and 2007 was $0.8 million and $0.5 million, respectively. Amortization expense on these intangible assets during the six months ended June 30, 2008 and 2007 was $3.2 million and $1.0 million, respectively. Amortization expense on intangible assets is estimated to be $5.4 million for the remainder of 2008, $14.0 million in 2009, $12.2 million in 2010, $7.0 million in 2011, $6.6 million in 2012, and $22.7 million in 2013 and thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

8.	EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted income from continuing operations per share (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Numerator:
Numerator for basic earnings per share —
Income from continuing operations available to common stockholders — basic	$49,756	$53,558	$101,249	$110,847

Numerator for diluted earnings per share —
Income from continuing operations available to common stockholders — diluted	$49,756	$53,558	$101,249	$110,847

Denominator:
Weighted-average number of shares outstanding — basic	94,192,295	93,518,991	94,017,435	93,373,357
Effect of dilutive securities:
Non-employee director options	—	—	—	5,913
Restricted stock awards	399,975	181,183	871,373	111,539
Employee options	920,857	947,696	238,715	931,191

Weighted-average number of shares outstanding — diluted	95,513,127	94,647,870	95,127,523	94,422,000

Dilutive securities outstanding not included in the computation of earning per share because their effect is antidilutive:
Employee options	3,540,068	1,032,071	3,950,600	1,479,319

9.	STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which are outstanding as of June 30, 2008, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On January 14, 2006, the Company commenced an open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $200 million in repurchases. Under this program, the Company repurchased the entire 5,000,000 shares at a weighted-average price of $35.23. This program concluded on November 8, 2006 when the maximum number of shares had been repurchased. This repurchase plan followed a prior repurchase plan for up to 5,000,000 shares which concluded on January 13, 2006. The Company repurchased 3,029,700 shares at a weighted-average price of $31.20 per share under this program.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

During the period from June 1, 2008 to June 30, 2008, the Company repurchased 305,400 shares at a weighted-average price of $33.34 per share under this program.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net income	$47,893	$53,763	$108,020	$108,087
Net change in fair value of interest rate swaps	109,368	13,670	4,814	9,800
Net change in fair value of available for sale securities	(105)	237	(858)	24
Amortization of unrecognized pension components	880	—	(112)	—

Comprehensive income	$158,036	$67,670	$111,864	$117,911

The net change in fair value of the interest rate swaps, the net change in fair value of available for sale securities and amortization of unrecognized pension cost components are included in accumulated other comprehensive income on the accompanying condensed consolidated balance sheets.

11.	EQUITY INVESTMENTS

The Company owns equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada in which Universal Health Systems, Inc. owns the majority interest; an equity interest of 38.0% in three hospitals in Macon, Georgia in which HCA, Inc. owns the majority interest; and an equity interest of 50.0% in a hospital in El Dorado, Arkansas in which the SHARE Foundation, a not-for-profit foundation, owns the remaining 50.0%. These equity investments were acquired as part of the acquisition of Triad. The Company uses the equity method of accounting for its investments in these entities. During the three months ended June 30, 2008, the Company adjusted the carrying amount of these equity investments based on the preliminary Triad asset valuations. The difference between the fair value of these equity investments and the estimated underlying equity in net assets is approximately $128.1 million and represents goodwill under the equity method of accounting. The Company’s investment in unconsolidated affiliates is $419.2 million and $267.8 million at June 30, 2008 and December 31, 2007, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. The Company’s investment in unconsolidated affiliates at December 31, 2007 has been corrected from amounts previously disclosed to eliminate amounts related to discontinued operations; the correction did not affect the amounts reported in other assets in the accompanying condensed consolidated balance sheet. Included in the Company’s results of operations for the three and six months ended June 30, 2008, is $10.5 million and $23.4 million, respectively, representing the Company’s equity in pre-tax earnings from investments in unconsolidated affiliates.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

Summarized combined financial information for the three months and six months ended June 30, 2008, for the unconsolidated entities in which the Company owns an equity interest is as follows (in thousands):

	For the Three	For the Six
	Months Ended	Months Ended
	June 30, 2008	June 30, 2008

Revenues	$359,695	$723,362
Operating costs and expenses	322,151	641,914
Net income	37,578	88,277

12.	LONG-TERM DEBT

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

On December 16, 2004, the Company issued $300 million 6.50% senior subordinated notes due 2012. On April 8, 2005, the Company exchanged these notes for notes having substantially the same terms as the outstanding notes, except the exchanged notes were registered under the Securities Act of 1933, as amended (the “1933 Act”). The debt was repaid in 2007.

New Credit Facility and Notes

On July 25, 2007, the New Credit Facility was entered into with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The New Credit Facility consists of a $6.065 billion funded term loan facility with a maturity of seven years, a $400 million delayed draw term loan facility with a maturity of seven years and a $750 million revolving credit facility with a maturity of six years. As of December 31, 2007, the $400 million delayed draw term loan had been reduced to $300 million at the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

request of the Company. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. As previously disclosed, in connection with the consummation of the acquisition of Triad, the Company used a portion of the net proceeds from its New Credit Facility and the Notes offering to repay its outstanding debt under the Terminated Credit Facility, the 6.50% Notes and certain of Triad’s existing indebtedness. During the third quarter of 2007, the Company recorded a pre-tax write-off of approximately $13.9 million in deferred loan costs relative to the early extinguishment of the debt under the Terminated Credit Facility and incurred tender and solicitation fees of approximately $13.4 million on the early repayment of the Company’s $300 million aggregate principal amount of 6.50% Senior Subordinated Notes due 2012 through a cash tender offer and consent solicitation.

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
(UNAUDITED) — (Continued)

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

Events of default under the New Credit Facility include, but are not limited to, (1) the Company’s failure to pay principal, interest, fees or other amounts under the credit agreement when due (taking into account any applicable grace period), (2) any representation or warranty proving to have been materially incorrect when made, (3) covenant defaults subject, with respect to certain covenants, to a grace period, (4) bankruptcy events, (5) a cross default to certain other debt, (6) certain undischarged judgments (not paid within an applicable grace period), (7) a change of control, (8) certain ERISA-related defaults and (9) the invalidity or impairment of specified security interests, guarantees or subordination provisions in favor of the administrative agent or lenders under the New Credit Facility.

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
(UNAUDITED) — (Continued)

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

Pursuant to a registration rights agreement entered into at the time of the issuance of the Notes, as a result of an exchange offer made by CHS, substantially all of the Notes issued in July 2007 were exchanged in November 2007 for new notes (the “Exchange Notes”) having terms substantially identical in all material respects to the Notes (except that the Exchange Notes were issued under a registration statement pursuant to the 1933 Act). References to the Notes shall also be deemed to include Exchange Notes unless the context provides otherwise.

During the six months ended June 30, 2008, the Company repurchased on the open market and cancelled $62.7 million of principal amount of the Notes. This resulted in a loss from early extinguishment of debt of $1.3 million with an after-tax impact of $0.9 million.

As of June 30, 2008, the availability for additional borrowings under the New Credit Facility was $1.050 billion (consisting of a $750 million revolving credit facility and a $300 million delayed draw term loan facility), of which $78.8 million was set aside for outstanding letters of credit. CHS also has the ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) under the New Credit Facility which has not yet been accessed. CHS also has the ability to amend the New Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $600 million, which CHS has not yet accessed. As of June 30, 2008, the weighted-average interest rate under the New Credit Facility was 5.2%.

Cash paid for interest, net of interest income, was $97.4 million and $34.6 million during the three months ended June 30, 2008 and 2007, respectively, and $326.4 million and $60.3 million during the six months ended June 30, 2008 and 2007, respectively.

13.	RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 as of January 1, 2008 and did not elect to re-measure any assets or liabilities. The adoption of this statement has not had a material effect on the Company’s consolidated results of operations or consolidated financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and addresses the recognition and accounting for identifiable assets

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

acquired, liabilities assumed, and noncontrolling interests in business combinations. This standard will require more assets and liabilities to be recorded at fair value and will require expense recognition (rather than capitalization) of certain pre-acquisition costs. This standard also will require any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this standard requires this treatment of acquired deferred tax assets and liabilities also be applied to acquisitions occurring prior to the effective date of this standard. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is required to be adopted prospectively with no early adoption permitted. SFAS No. 141(R) will be adopted by the Company in the first quarter of 2009. The Company is currently assessing the potential impact that SFAS No. 141(R) will have on its consolidated results of operations and consolidated financial position.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 addresses the accounting and reporting framework for noncontrolling ownership interests in consolidated subsidiaries of the parent. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners and that require minority ownership interests be presented separately within equity in the consolidated financial statements. SFAS No. 160 is effective for fiscal years beginning after December 15, 2008, and will be adopted by the Company in the first quarter of 2009. The Company is currently assessing the potential impact that SFAS No. 160 will have on its consolidated results of operations and consolidated financial position.

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

The Company operates in three distinct operating segments, represented by the hospital operations (which includes its general acute care hospitals and related healthcare entities that provide inpatient and outpatient health care services), the home health agencies operations (which provide in-home outpatient care), and its hospital management services business (which provides executive management and consulting services to non-affiliated acute care hospitals). Only the hospital operations segment meets the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS No. 131”), as a separate reportable segment. The financial information for the home health agencies and management services segments do not meet the quantitative thresholds defined in SFAS No. 131 and are combined into the corporate and all other reportable segment.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

The distribution between reportable segments of our revenues and income from continuing operations before income taxes is summarized in the following tables (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Revenues:
Hospital operations	$2,630,281	$1,153,583	$5,294,297	$2,283,790
Corporate and all other	60,319	44,282	123,857	68,353

	$2,690,600	$1,197,865	$5,418,154	$2,352,143

Income from continuing operations before income taxes:
Hospital operations	$118,572	$105,824	$236,464	$219,354
Corporate and all other	(37,668)	(18,710)	(71,832)	(39,119)

	$80,904	$87,114	$164,632	$180,235

15.	FAIR VALUE

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

In February 2008, the FASB issued FASB Statement of Position No. 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”). FSP 157-2 deferred the effective date of the provisions of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and will be adopted by the Company in the first quarter of 2009. The Company is currently assessing the potential impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its consolidated statements of financial position and consolidated results of operations.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of June 30, 2008 (in thousands):

	June 30,
	2008	Level 1	Level 2	Level 3

Available-for-sale securities	$8,081	$8,081	$—	$—
Trading securities	32,317	32,317	—	—

Total assets	$40,398	$40,398	$—	$—

Fair value of interest rate swap agreements	$121,598	$—	$121,598	$—

Total liabilities	$121,598	$—	$121,598	$—

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

In a letter dated October 4, 2007, the Civil Division of the Department of Justice notified the Company that, as a result of an investigation into the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients, it believes the Company and three of its New Mexico hospitals have caused the State of New Mexico to submit improper claims for federal funds in violation of the federal False Claims Act. In a letter dated January 22, 2008, the Civil Division notified the Company that based on its investigation, it has calculated that these three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million. The Civil Division also advised the Company that were it to proceed to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the False Claims Act. On May 28, 2008, the Company received a letter from the Office of the U.S. Attorney for the State of New Mexico requesting additional information. The Company is in the process of providing the requested information. The Company continues to believe that it has not violated the False Claims Act, and is continuing discussions with the Civil Division in an effort to resolve this matter.

17.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the consummation of the Triad acquisition in July, 2007, the Company obtained $7.215 billion of senior secured financing under the New Credit Facility and CHS issued the Notes in the aggregate principal amount of $3.021 billion. The Notes are senior unsecured obligations of CHS and are guaranteed on a senior basis by the Company and by certain existing and subsequently acquired or organized 100% owned domestic subsidiaries.

The Notes are fully and unconditionally guaranteed on a joint and several basis. The following condensed consolidating financial statements present the Company (as parent guarantor), CHS (as the issuer), the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

subsidiary guarantors, the subsidiary non-guarantors and eliminations. These supplemental condensed consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered”.

The presentation of intercompany balances and allocated income tax expense in the Company’s previously issued supplemental condensed consolidating financial statements is being corrected as follows:

•	Intercompany receivables and payables are presented gross in the supplemental consolidating balance sheets; the intercompany balances were previously reported net as “intercompany (receivable) payable”. In addition, a portion of the intercompany (receivable) payable was netted against “long-term debt payable (receivable)” of the Issuer and other guarantors.

•	Cash flows from intercompany transactions are presented in cash flows from financing activities, as changes in intercompany balances with affiliates, net; these cash flows were previously reported in cash flows from operating activities as “advances to subsidiaries, net of return of investment” and “other” operating cash flows.

•	Income tax expense is allocated from the parent guarantor to the income producing operations (other guarantors and non-guarantors) and the Issuer through shareholders’ equity; income tax expense was previously allocated entirely to the Parent Guarantor, which is the tax paying entity. As this approach represents an allocation, the income tax expense allocation is considered non-cash for statement of cash flow purposes.

•	Interest expense, net has been presented to reflect net interest expense and interest income from outstanding long-term debt and intercompany balances; these interest expense and interest income amounts were previously netted within certain subsidiaries.

The Company’s intercompany activity consists primarily of daily cash transfers for purposes of cash management, the allocation of certain expenses and expenditures paid for by the parent on behalf of its subsidiaries, and the push down of investment in its subsidiaries. The Company’s subsidiaries generally do not purchase services from one another and therefore the intercompany transactions do not represent revenue generating transactions. All intercompany transactions eliminate in consolidation. Therefore, the aforementioned corrections do not impact the Company’s consolidated balance sheet, consolidated statement of income or consolidated statement of cash flows for any period presented. Management believes the effects of these corrections are not material to the Company’s previously issued consolidated financial statements and intends, for those prior period supplemental condensed consolidating financial statements not presented as part of this footnote, to reflect these corrections in future filings whenever such supplemental condensed consolidating financial statements are included.

The tables on pages 23 to 28 disclose the impact of these corrections on each of the respective line items of the supplemental condensed consolidating financial statements as of and for the periods ending March 31, 2008, June 30, 2007, and December 31, 2007, 2006 and 2005 (in thousands).

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Condensed Consolidating Balance Sheet
As of March 31, 2008
As reported
Prepaid expenses and taxes	$—	$58	$180,024	$13,930	$—	$194,012
Total current assets	113,741	448	1,709,370	832,359	(49,526)	2,606,392
Intercompany receivables (non-current)	—	—	—	—	—	—
Goodwill	21,126	—	2,435,773	1,918,394	—	4,375,293
Net investment in subsidiaries	1,506,013	1,234,270	3,680,406	—	(6,420,689)	—
Total Assets	1,640,880	1,420,794	11,656,624	5,084,266	(6,470,215)	13,332,349
Long-term debt	4	4,325,296	4,509,849	51,206	—	8,886,355
Intercompany payables (non-current)	(438,836)	(4,698,000)	4,841,662	4,101,680	(3,806,506)	—
Additional paid-in capital	1,247,241	—	—	—	—	1,247,241
Retained earnings	618,072	1,694,047	1,232,700	(118,796)	(2,807,951)	618,072
Total stockholders’ equity	1,671,570	1,506,010	1,226,967	(118,794)	(2,614,183)	1,671,570
Total liabilities and stockholders’ equity	1,640,880	1,420,794	11,656,624	5,084,266	(6,470,215)	13,332,349
As adjusted
Prepaid expenses and taxes	110,160	58	69,864	13,930	—	194,012
Total current assets	223,901	448	1,599,210	832,359	(49,526)	2,606,392
Intercompany receivables (non-current)	928,673	9,198,002	10,361,699	1,937,602	(22,425,976)	—
Goodwill	—	—	2,456,899	1,918,394	—	4,375,293
Net investment in subsidiaries	1,473,779	4,194,870	2,380,982	—	(8,049,631)	—
Total Assets	2,626,352	13,579,396	20,629,866	7,021,868	(30,525,133)	13,332,349
Long-term debt	4	8,825,296	54,667	6,388	—	8,886,355
Intercompany payables (non-current)	546,636	2,992,839	18,370,619	6,084,099	(27,994,193)	—
Additional paid-in capital	1,247,241	639,797	435,885	—	(1,075,682)	1,247,241
Retained earnings	618,072	1,022,014	696,282	(118,796)	(1,599,500)	618,072
Total stockholders’ equity	1,671,570	1,473,774	1,126,434	(118,794)	(2,481,414)	1,671,570
Total liabilities and stockholders’ equity	2,626,352	13,579,396	20,629,866	7,021,868	(30,525,133)	13,332,349

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2008
As reported
Net cash provided by (used in) operating activities	853	164,026	321,361	(427,836)	(49,526)	8,878
Changes in intercompany balances with affiliates, net	—	—	—	—	—	—
Net cash provided by (used in) financing
activities	(853)	(164,026)	(123,280)	126,688	—	(161,471)
As adjusted
Net cash provided by (used in) operating activities	(45,719)	(102,699)	319,923	(113,101)	(49,526)	8,878
Changes in intercompany balances with affiliates, net	46,572	266,725	(43,381)	(269,916)	—	—
Net cash provided by (used in) financing activities	45,719	102,699	(121,843)	(188,046)	—	(161,471)

Condensed Consolidating Statement of Income
For the three months ended March 31, 2008
As reported
Interest expense, net	—	72,577	75,937	17,188	—	165,702
Equity in earnings of unconsolidated affiliates	(92,362)	(166,267)	(20,967)	—	266,712	(12,884)
Income (loss) from continuing operations before income taxes	92,362	92,362	166,029	(313)	(266,712)	83,728
Provision for income taxes	32,235	—	—	—	—	32,235
Income (loss) from continuing operations	60,127	92,362	166,029	(313)	(266,712)	51,493
Net income	60,127	92,362	166,029	8,321	(266,712)	60,127
As adjusted
Interest expense, net	—	12,924	135,590	17,188	—	165,702
Equity in earnings of unconsolidated affiliates	(60,127)	(65,733)	(21,088)	—	134,064	(12,884)
Income (loss) from continuing operations before income taxes	60,127	51,481	106,496	(312)	(134,064)	83,728
Provision for income taxes	—	(8,646)	41,001	(120)	—	32,235
Income (loss) from continuing operations	60,127	60,127	65,495	(192)	(134,064)	51,493
Net income	$60,127	$60,127	$65,495	$8,442	$(134,064)	$60,127

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Condensed Consolidating Balance Sheet
As of June 30, 2007
As reported
Prepaid expenses and taxes	$—	$—	$44,099	$(7,812)	$—	$36,287
Total current assets	13,249	1,000	875,500	242,564	—	1,132,313
Intercompany receivables (non-current)	—	—	—	—	—	—
Goodwill	—	—	1,184,171	160,785	—	1,344,956
Net investment in subsidiaries	1,265,254	1,242,139	415,423	—	(2,922,816)	—
Total Assets	1,278,503	1,279,256	4,356,882	801,286	(2,922,816)	4,793,111
Income taxes payable	—	—	49,010	—	—	49,010
Total current liabilities	867	22,971	486,955	100,231	—	611,024
Long-term debt	300,000	1,626,000	47,886	354	—	1,974,240
Intercompany payables (non-current)	(1,024,803)	(1,634,966)	2,420,325	722,874	(483,430)	—
Additional paid-in capital	1,215,321	—	—	—	—	1,215,321
Retained earnings	635,743	1,249,629	1,244,075	(62,450)	(2,431,254)	635,743
Total stockholders’ equity	1,860,967	1,265,251	1,236,583	(62,448)	(2,439,386)	1,860,967
Total liabilities and stockholders’ equity	1,278,503	1,279,256	4,356,882	801,286	(2,922,816)	4,793,111

As adjusted(1)
Prepaid expenses and taxes	—	—	32,150	4,137	—	36,287
Total current assets	13,249	1,000	821,752	296,311	—	1,132,312
Intercompany receivables (non-current)	1,235,247	2,165,424	3,654,627	291,969	(7,347,267)	—
Goodwill	—	—	1,165,653	179,303	—	1,344,956
Net investment in subsidiaries	1,197,054	1,790,793	469,040	—	(3,456,887)	—
Total Assets	2,445,550	3,993,334	7,904,544	1,253,837	(10,804,154)	4,793,111
Income taxes payable	49,010	—	—	—	—	49,010
Total current liabilities	49,877	23,322	416,758	121,067	—	611,024
Long-term debt	300,000	1,627,000	22,937	24,303	—	1,974,240
Intercompany payables (non-current)	88,494	1,145,962	6,129,544	1,131,143	(8,495,143)	—
Additional paid-in capital	1,215,321	452,487	451,060	—	(903,547)	1,215,321
Retained earnings	640,484	728,941	726,642	(62,993)	(1,397,331)	635,743
Total stockholders’ equity	1,865,708	1,197,050	1,170,211	(62,991)	(2,309,011)	1,860,967
Total liabilities and stockholders’ equity	2,445,550	3,993,334	7,904,544	1,253,837	(10,804,154)	4,793,111

Condensed Consolidating Statement of Cash Flows
For the six months ended June 30, 2007
As reported
Net cash provided by (used in) operating activities	(9,039)	(71,000)	188,772	107,255	—	215,988
Changes in intercompany balances with affiliates, net	—	—	—	—	—	—
Net cash provided by (used in) financing activities	9,039	71,000	(2,628)	(3,338)	—	74,073

As adjusted(1)
Net cash provided by (used in) operating activities	(31,955)	(4,182)	269,777	(17,652)	—	215,988
Changes in intercompany balances with affiliates, net	22,916	(57,951)	(83,304)	118,339	—	—
Net cash provided by (used in) financing activities	31,955	11,682	(86,449)	116,885	—	74,073

Condensed Consolidating Statement of Income
For the six months ended June 30, 2007
As reported
Interest expense, net	—	—	51,995	9,564	—	61,559
Equity in earnings of unconsolidated affiliates	(175,752)	(175,752)	3,955	—	347,549	—
Income (loss) from continuing operations before income taxes	175,752	175,752	174,939	(3,142)	(347,549)	175,752
Provision for income taxes	67,665	—	—	—	—	67,665
Income (loss) from continuing operations	108,087	175,752	174,939	(3,142)	(347,549)	108,087
Net income	108,087	175,752	174,939	(3,142)	(347,549)	108,087
As adjusted(1)
Interest expense, net	—	3,774	40,410	13,433	—	57,617
Equity in earnings of unconsolidated affiliates	(108,087)	(114,657)	10,138	—	212,606	—
Income (loss) from continuing operations before income taxes	108,087	110,883	184,511	(10,640)	(212,606)	180,235
Provision for income taxes	—	2,795	70,668	(4,075)	—	69,388
Income (loss) from continuing operations	108,087	108,088	113,843	(6,565)	(212,606)	110,847
Net income	$108,087	$108,088	$113,843	$(9,325)	$(212,606)	$108,087

(1)	Includes effects of reclassification for discontinued operations and for conforming corrections as applied to other periods presented.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Condensed Consolidating Balance Sheet
As of December 31, 2007
As reported
Prepaid expenses and taxes	$—	$102	$156,733	$12,921	$—	$169,756
Total current assets	113,741	102	1,518,022	921,033	—	2,552,898
Intercompany receivables (non-current)	—	—	—	—	—	—
Goodwill	96,671	—	2,162,601	1,988,442	—	4,247,714
Net investment in subsidiaries	1,519,952	1,464,944	4,968,905	—	(7,953,801)	—
Total Assets	1,730,364	1,654,186	12,593,604	5,469,290	(7,953,801)	13,493,643
Long-term debt	4	4,487,090	4,633,801	(43,528)	—	9,077,367
Intercompany payables (non-current)	(385,872)	(4,627,439)	5,956,358	4,562,215	(5,505,262)	—
Other long-term liabilities	(2,519)	121,482	188,316	176,180	—	483,459
Additional paid-in capital	1,240,308	—	—	—	—	1,240,308
Retained earnings	557,945	1,601,686	1,066,671	(134,094)	(2,534,263)	557,945
Total stockholders’ equity	1,710,804	1,519,949	1,062,682	(134,092)	(2,448,539)	1,710,804
Total liabilities and stockholders’ equity	1,730,364	1,654,186	12,593,604	5,469,290	(7,953,801)	13,493,643
As adjusted
Prepaid expenses and taxes	99,417	102	57,316	12,921	—	169,756
Total current assets	213,158	102	1,418,605	921,033	—	2,552,898
Intercompany receivables (non-current)	1,085,684	9,129,859	18,854,467	884,296	(29,954,306)	—
Goodwill	—	—	2,259,113	1,988,601	—	4,247,714
Net investment in subsidiaries	957,750	4,168,316	2,485,035	—	(7,611,101)	—
Total Assets	2,256,592	13,487,417	28,961,296	6,353,745	(37,565,407)	13,493,643
Long-term debt	4	8,987,090	62,792	27,481	—	9,077,367
Intercompany payables (non-current)	137,837	3,267,993	27,008,767	5,378,021	(35,792,618)	—
Other long-term liabilities	—	121,482	188,316	173,661	—	483,459
Additional paid-in capital	1,240,308	434,505	398,338	—	(832,843)	1,240,308
Retained earnings	557,945	604,980	554,624	(133,935)	(1,025,669)	557,945
Total stockholders’ equity	1,710,804	957,748	948,974	(133,933)	(1,772,789)	1,710,804
Total liabilities and stockholders’ equity	2,256,592	13,487,417	28,961,296	6,353,745	(37,565,407)	13,493,643

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2007
As reported
Net cash provided by (used in) operating activities	290,438	(326,264)	707,127	16,437	—	687,738
Changes in intercompany balances with affiliates, net	—	—	—	—	—	—
Net cash provided by (used in) financing activities	(290,438)	7,196,560	(137,159)	134,465	—	6,903,428
As adjusted
Net cash provided by (used in) operating activities	(85,881)	141,137	417,930	214,552	—	687,738
Changes in intercompany balances with affiliates, net	376,319	(468,160)	360,206	(268,365)	—	—
Net cash provided by (used in) financing activities	85,881	6,728,400	152,038	(62,891)	—	6,903,428

Condensed Consolidating Statement of Income
For the year ended December 31, 2007
As reported
Interest expense, net	—	(160,144)	455,541	69,136	—	364,533
Equity in earnings of unconsolidated affiliates	(73,292)	59,464	74,773	—	(86,077)	(25,132)
Income (loss) from continuing operations before income taxes	73,292	73,292	(59,464)	(70,297)	86,077	102,900
Provision for income taxes	43,003	—	—	—	—	43,003
Income (loss) from continuing operations	30,289	73,292	(59,464)	(70,297)	86,077	59,897
Net income	$30,289	$73,292	$(59,464)	$(99,905)	$86,077	$30,289

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

As adjusted
Interest expense, net	$—	$67,495	$227,902	$69,136	$—	$364,533
Equity in earnings of unconsolidated affiliates	(30,289)	(114,008)	43,066	—	76,099	(25,132)
Income (loss) from continuing operations before income taxes	30,289	19,125	199,880	(70,295)	(76,099)	102,900
Provision for income taxes	—	(11,164)	83,550	(29,383)	—	43,003
Income (loss) from continuing operations	30,289	30,289	116,330	(40,912)	(76,099)	59,897
Net income	$30,289	$30,289	$116,330	$(70,520)	$(76,099)	$30,289

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Condensed Consolidating Balance Sheet
As of December 31, 2006
As reported
Intercompany receivables (non-current)	$—	$—	$—	$—	$—	$—
Net investment in subsidiaries	1,085,218	1,071,903	420,246	—	(2,577,367)	—
Total Assets	1,098,467	1,092,707	4,064,626	828,146	(2,577,367)	4,506,579
Current income taxes payable	—	—	7,626	—	—	7,626
Total current liabilities	867	21,866	443,751	108,799	—	575,283
Long-term debt	300,000	1,556,000	24,942	24,839	—	1,905,781
Intercompany payables (non-current)	(1,067,545)	(1,570,373)	2,403,385	709,118	(474,585)	—
Additional paid-in capital	1,195,947	—	—	—	—	1,195,947
Retained earnings	527,656	1,079,416	1,074,675	(49,594)	(2,104,497)	527,656
Total stockholders’ equity	1,723,673	1,085,214	1,067,160	(49,592)	(2,102,782)	1,723,673
Total liabilities and stockholders’ equity	1,098,467	1,092,707	4,064,626	828,146	(2,577,367)	4,506,579
As adjusted
Intercompany receivables (non-current)	1,360,530	5,620,834	5,590,489	275,417	(12,847,270)	—
Net investment in subsidiaries	975,063	1,650,140	415,506	—	(3,040,709)	—
Total Assets	2,348,842	7,291,778	9,650,375	1,103,563	(15,887,979)	4,506,579
Current income taxes payable	7,626	—	—	—	—	7,626
Total current liabilities	8,493	21,866	436,125	108,799	—	575,283
Long-term debt	300,000	1,556,000	24,942	24,839	—	1,905,781
Intercompany payables (non-current)	175,204	4,738,853	8,083,418	984,535	(13,982,010)	—
Additional paid-in capital	1,195,947	371,227	375,072	—	(746,299)	1,195,947
Retained earnings	527,656	598,034	612,946	(49,594)	(1,161,386)	527,656
Total stockholders’ equity	1,723,673	975,059	980,502	(49,592)	(1,905,969)	1,723,673
Total liabilities and stockholders’ equity	2,348,842	7,291,778	9,650,375	1,103,563	(15,887,979)	4,506,579

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2006
As reported
Net cash provided by (used in) operating activities	155,052	(387,000)	487,607	94,596	—	350,255
Changes in intercompany balances with affiliates, net	—	—	—	—	—	—
Net cash provided by (used in) financing activities	(155,052)	387,000	(5,734)	246	—	226,460
As adjusted
Net cash provided by (used in) operating activities	(151,205)	(20,514)	522,332	(358)	—	350,255
Changes in intercompany balances with affiliates, net	306,257	(366,486)	(34,727)	94,956	—	—
Net cash provided by (used in) financing activities	151,205	20,514	(40,460)	95,201	—	226,460

Condensed Consolidating Statement of Income
For the year ended December 31, 2006
As reported
Interest expense, net	—	—	71,797	22,618	—	94,415
Equity in earnings of unconsolidated affiliates	(278,415)	(278,415)	53,778	—	503,052	—
Income (loss) from continuing operations before income taxes	278,415	278,415	273,103	(39,034)	(503,052)	287,847
Provision for income taxes	110,152	—	—	—	—	110,152
Income (loss) from continuing operations	168,263	278,415	273,103	(39,034)	(503,052)	177,695
Net income	168,263	278,415	273,103	(48,466)	(503,052)	168,263
As adjusted
Interest expense, net	—	14,130	57,667	22,618	—	94,415
Equity in earnings of unconsolidated affiliates	(168,263)	(191,759)	38,829	—	321,193	—
Income (loss) from continuing operations before income taxes	168,263	177,629	302,182	(39,034)	(321,193)	287,847
Provision for income taxes	—	9,366	115,736	(14,950)	—	110,152
Income (loss) from continuing operations	168,263	168,263	186,446	(24,084)	(321,193)	177,695
Net income	$168,263	$168,263	$186,446	$(33,516)	$(321,193)	$168,263

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2005
As reported
Net cash provided by (used in) operating activities	$30,571	$12,000	$333,376	$35,102	$—	$411,049
Changes in intercompany balances with affiliates, net	—	—	—	—	—	—
Net cash provided by (used in) financing activities	(30,571)	(12,000)	(13,122)	(6,474)	—	(62,167)
As adjusted
Net cash provided by (used in) operating activities	(67,739)	(38,924)	469,028	48,684	—	411,049
Changes in intercompany balances with affiliates, net	98,309	50,924	(135,653)	(13,580)	—	—
Net cash provided by (used in) financing activities	67,739	38,924	(148,774)	(20,056)	—	(62,167)

Condensed Consolidating Statement of Income
For the year ended December 31, 2005
As reported
Interest expense, net	—	(9)	67,927	19,267	—	87,185
Equity in earnings of unconsolidated affiliates	(287,348)	(287,499)	15,315	—	559,532	—
Income (loss) from continuing operations before income taxes	287,348	287,508	287,499	5,351	(559,532)	308,174
Provision for income taxes	119,804	—	—	—	—	119,804
Income (loss) from continuing operations	167,544	287,508	287,499	5,351	(559,532)	188,370
Net income	167,544	287,508	287,499	(15,475)	(559,532)	167,544
As adjusted
Interest expense, net	—	34,930	32,988	19,267	—	87,185
Equity in earnings of unconsolidated affiliates	(167,544)	(195,805)	17,143	—	346,206	—
Income (loss) from continuing operations before income taxes	167,544	160,875	320,610	5,351	(346,206)	308,174
Provision for income taxes	—	(6,669)	124,397	2,076	—	119,804
Income (loss) from continuing operations	167,544	167,544	196,213	3,275	(346,206)	188,370
Net income	$167,544	$167,544	$196,213	$(17,551)	$(346,206)	$167,544

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

Condensed Consolidating Balance Sheet
June 30, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$—	$—	$264,514	$—	$(442)	$264,072
Patient accounts receivable, net of allowance for doubtful accounts	—	—	1,005,103	598,599	—	1,603,702
Supplies	—	—	164,395	102,008	—	266,403
Deferred income taxes	88,531	—	—	—	—	88,531
Prepaid expenses and taxes	—	15	106,088	(16,379)	—	89,724
Other current assets	—	610	115,069	75,547	—	191,226

Total current assets	88,531	625	1,655,169	759,775	(442)	2,503,658

Intercompany receivable	903,283	9,533,225	11,486,044	2,777,775	(24,700,327)	—

Property and equipment, net	—	—	3,509,232	2,112,522	—	5,621,754

Goodwill	—	—	2,633,866	1,531,175	—	4,165,041

Other assets, net	—	183,525	102,849	782,681	—	1,069,055

Net investment in subsidiaries	1,631,815	4,567,686	2,435,096	—	(8,634,597)	—

Total assets	$2,623,629	$14,285,061	$21,822,256	$7,963,928	$(33,335,366)	$13,359,508

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$20,856	$3,423	$—	$24,279
Accounts payable	—	92	349,822	88,162	442	438,518
Current income taxes payable	12,224	—	—	—	—	12,224
Accrued liabilities	12,126	—	417,221	262,059	—	691,406
Interest payable (receivable)	—	146,644	1,984	(1,177)	—	147,451

Total current liabilities	24,350	146,736	789,883	352,467	442	1,313,878

Long-term debt payable	4	8,825,296	54,969	9,646	—	8,889,915

Intercompany payable	334,140	3,567,256	19,505,014	7,235,026	(30,641,436)	—

Deferred income taxes	429,934	—	—	—	—	429,934

Other long-term liabilities	1,092	113,960	279,640	176,393	—	571,085

Minority interests in equity of
consolidated subsidiaries	—	—	7,067	313,520	—	320,587

Stockholders’ equity
Preferred stock	—	—	—	—	—	—
Common stock	969	—	1	2	(3)	969
Additional paid-in capital	1,251,746	658,237	458,396	—	(1,116,633)	1,251,746
Treasury stock, at cost, 975,549 shares	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive
income (loss)	(77,893)	(77,893)	(4,959)	—	82,852	(77,893)
Retained earnings	665,965	1,051,469	732,245	(123,126)	(1,660,588)	665,965

Total stockholders’ equity	1,834,109	1,631,813	1,185,683	(123,124)	(2,694,372)	1,834,109

Total liabilities and stockholders’ equity	$2,623,629	$14,285,061	$21,822,256	$7,963,928	$(33,335,366)	$13,359,508

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2007

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$—	$—	$114,075	$18,799	$—	$132,874
Patient accounts receivable, net of allowance for doubtful accounts	—	—	954,106	579,692	—	1,533,798
Supplies	—	—	163,961	98,942	—	262,903
Deferred income taxes	113,741	—	—	—	—	113,741
Prepaid expenses and taxes	99,417	102	57,316	12,921	—	169,756
Other current assets	—	—	129,147	210,679	—	339,826

Total current assets	213,158	102	1,418,605	921,033	—	2,552,898

Intercompany receivable	1,085,684	9,129,859	18,854,467	884,296	(29,954,306)	—

Property and equipment, net	—	—	3,667,487	1,845,087	—	5,512,574

Goodwill	—	—	2,259,113	1,988,601		4,247,714

Other assets, net	—	189,140	276,589	714,728		1,180,457

Net investment in subsidiaries	957,750	4,168,316	2,485,035	—	(7,611,101)	—

Total assets	$2,256,592	$13,487,417	$28,961,296	$6,353,745	$(37,565,407)	$13,493,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$16,603	$4,107	$—	$20,710
Accounts payable	—	19	276,503	216,171	—	492,693
Current income taxes payable	—	—	—	—	—	—
Deferred income taxes — current	—	—	—	—	—	—
Accrued liabilities	—	—	437,808	342,892	—	780,700
Interest payable (receivable)	—	153,085	8,042	(7,295)	—	153,832

Total current liabilities	—	153,104	738,956	555,875	—	1,447,935

Long-term debt payable (receivable)	4	8,987,090	62,792	27,481	—	9,077,367

Intercompany payable	137,837	3,267,993	27,008,767	5,378,021	(35,792,618)	—

Deferred income taxes	407,947	—	—	—	—	407,947

Other long-term liabilities	—	121,482	188,316	173,661	—	483,459

Minority interests in equity of consolidated subsidiaries	—	—	13,491	352,640	—	366,131

Stockholders’ equity
Preferred stock	—	—	—	—	—	—
Common stock	966	—	1	2	(3)	966
Additional paid-in capital	1,240,308	434,505	398,338	—	(832,843)	1,240,308
Treasury stock, at cost, 975,549 shares	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive income (loss)	(81,737)	(81,737)	(3,989)	—	85,726	(81,737)
Retained earnings	557,945	604,980	554,624	(133,935)	(1,025,669)	557,945

Total stockholders’ equity	1,710,804	957,748	948,974	(133,933)	(1,772,789)	1,710,804

Total liabilities and stockholders’ equity	$2,256,592	$13,487,417	$28,961,296	$6,353,745	$(37,565,407)	$13,493,643

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$1,658,492	$1,032,108	$—	$2,690,600

Operating costs and expenses:
Salaries and benefits	—	—	623,124	456,252	—	1,079,376
Provision for bad debts	—	—	184,372	106,673	—	291,045
Supplies	—	—	222,385	155,201	—	377,586
Other operating expenses	—	—	300,853	225,245	—	526,098
Rent	—	—	29,859	28,620	—	58,479
Depreciation and amortization	—	—	77,112	47,830	—	124,942

	—	—	1,437,705	1,019,821	—	2,457,526

Income from operations	—	—	220,787	12,287	—	233,074

Interest expense, net	—	14,598	146,962	(7,199)	—	154,361
Loss from early extinguishment of debt	—	—	—	—	—	—
Minority interest in earnings	—	—	(491)	8,808	—	8,317
Equity in earnings of subsidiary	(47,893)	(59,313)	(4,164)	—	100,862	(10,508)

Income (loss) from continuing operations before income taxes	47,893	44,715	78,480	10,678	(100,862)	80,904
Provision for income taxes	—	(3,178)	30,215	4,111	—	31,148

Income (loss) from continuing operations	47,893	47,893	48,265	6,567	(100,862)	49,756
Discontinued operations, net of taxes:
Income (loss) from operations of hospitals sold and held for sale	—	—	—	(1,854)	—	(1,854)
Gain (loss) on sale of hospitals, net	—	—	—	(9)	—	(9)

Income (loss) on discontinued operations	—	—	—	(1,863)	—	(1,863)

Net income	$47,893	$47,893	$48,265	$4,704	$(100,862)	$47,893

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2007

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$931,026	$266,839	$—	$1,197,865

Operating costs and expenses:
Salaries and benefits	—	—	347,753	125,093	—	472,846
Provision for bad debts	—	—	113,264	28,556	—	141,820
Supplies	—	—	107,429	32,919	—	140,348
Other operating expenses	—	—	185,496	61,484	—	246,980
Rent	—	—	18,008	8,958	—	26,966
Depreciation and amortization	—	—	41,837	10,145	—	51,982

	—	—	813,787	267,155	—	1,080,942

Income from operations	—	—	117,239	(316)	—	116,923

Interest expense, net	—	3,774	18,729	6,681	—	29,184
Loss from early extinguishment of debt	—	—	—	—	—	—
Minority interest in earnings	—	—	—	625	—	625
Equity in earnings of subsidiary	(53,763)	(65,367)	4,795	—	114,335	—

Income (loss) from continuing operations before income taxes	53,763	61,593	93,715	(7,622)	(114,335)	87,114
Provision for income taxes	—	582	35,893	(2,919)	—	33,556

Income (loss) from continuing operations	53,763	61,011	57,822	(4,703)	(114,335)	53,558
Discontinued operations, net of taxes:
Income (loss) from operations of hospitals sold and held for sale	—	—	—	205	—	205
Gain (loss) on sale of hospitals, net	—	—	—	—	—	—

Income (loss) on discontinued operations	—	—	—	205	—	205

Net income	$53,763	$61,011	$57,822	$(4,498)	$(114,335)	$53,763

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$3,347,235	$2,070,919	$—	$5,418,154

Operating costs and expenses:
Salaries and benefits	—	—	1,261,764	905,382	—	2,167,146
Provision for bad debts	—	—	378,262	209,863	—	588,125
Supplies	—	—	448,515	315,480	—	763,995
Other operating expenses	—	—	601,045	451,220	—	1,052,265
Rent	—	—	61,159	57,177	—	118,336
Depreciation and amortization	—	—	154,897	92,760	—	247,657

	—	—	2,905,642	2,031,882	—	4,937,524

Income from operations	—	—	441,593	39,037	—	480,630

Interest expense, net	—	27,522	267,683	24,858	—	320,063
Loss from early extinguishment of debt	—	1,328	—	—	—	1,328
Minority interest in earnings	—	—	(685)	18,684	—	17,999
Equity in earnings of subsidiary	(108,020)	(124,379)	(26,986)	—	235,993	(23,392)

Income (loss) from continuing operations before income taxes	108,020	95,529	201,581	(4,505)	(235,993)	164,632
Provision for income taxes	—	(12,491)	77,608	(1,734)	—	63,383

Income (loss) from continuing operations	108,020	108,020	123,973	(2,771)	(235,993)	101,249
Discontinued operations, net of taxes:
Income (loss) from operations of hospitals sold and held for sale	—	—	—	(2,837)	—	(2,837)
Gain (loss) on sale of hospitals, net	—	—	—	9,608	—	9,608

Income (loss) on discontinued operations	—	—	—	6,771	—	6,771

Net income	$108,020	$108,020	$123,973	$4,000	$(235,993)	$108,020

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2007

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$1,852,257	$499,886	$—	$2,352,143

Operating costs and expenses:
Salaries and benefits	—	—	700,235	235,376	—	935,611
Provision for bad debts	—	—	218,804	51,070	—	269,874
Supplies	—	—	214,545	60,097	—	274,642
Other operating expenses	—	—	365,498	115,647	—	481,145
Rent	—	—	35,687	16,035	—	51,722
Depreciation and amortization	—	—	82,429	18,050	—	100,479

	—	—	1,617,198	496,275	—	2,113,473

Income from operations	—	—	235,059	3,611	—	238,670

Interest expense, net	—	3,774	40,410	13,433	—	57,617
Loss from early extinguishment of debt	—	—	—	—	—	—
Minority interest in earnings	—	—	—	818	—	818
Equity in earnings of subsidiary	(108,087)	(114,657)	10,138	—	212,606	—

Income (loss) from continuing operations before income taxes	108,087	110,883	184,511	(10,640)	(212,606)	180,235
Provision for income taxes	—	2,795	70,668	(4,075)	—	69,388

Income (loss) from continuing operations	108,087	108,088	113,843	(6,565)	(212,606)	110,847
Discontinued operations, net of taxes:
Income (loss) from operations of hospitals sold and held for sale	—	—	—	(2,760)	—	(2,760)
Gain (loss) on sale of hospitals, net	—	—	—	—	—	—

Income (loss) on discontinued operations	—	—	—	(2,760)	—	(2,760)

Net income	$108,087	$108,088	$113,843	$(9,325)	$(212,606)	$108,087

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities:
Net cash provided by(used in) operating activities	$58,738	$(31,359)	$621,921	$(232,517)	$—	$416,783

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(6,464)	(182)	—	(6,646)
Purchases of property and equipment	—	—	(180,745)	(94,860)	—	(275,605)
Proceeds from disposition of hospitals and other ancillary services	—	—	10,693	355,220	—	365,913
Proceeds from sale of property and equipment	—	—	1,094	11,795	—	12,889
Investment in other assets	—	—	(110,380)	(34,000)	—	(144,380)

Net cash provided by (used in) investing activities	—	—	(285,802)	237,973	—	(47,829)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,357	—	—	—	—	1,357
Deferred financing costs	—	(2,444)	—	—	—	(2,444)
Excess tax benefits relating to stock-based compensation	(947)	—	—	—	—	(947)
Stock buy-back	(10,194)	—	—	—	—	(10,194)
Proceeds from minority investors in joint ventures	—	—	—	11,214	—	11,214
Redemption of minority investments in joint ventures	—	—	—	(53,485)	—	(53,485)
Distributions to minority investors in joint ventures	—	—	—	(14,916)	—	(14,916)
Changes in intercompany balances with affiliates, net	(48,954)	195,597	(100,769)	(45,432)	(442)	—
Borrowings under credit agreement	—	25,000	44,818	(47,161)	—	22,657
(Repayments) borrowings of long-term indebtedness	—	(186,794)	(129,729)	125,525	—	(190,998)

Net cash provided by (used in) financing activities	(58,738)	31,359	(185,680)	(24,255)	(442)	(237,756)

Net change in cash and cash equivalents	—	—	150,439	(18,799)	(442)	131,198
Cash and cash equivalents at beginning of period	—	—	114,075	18,799	—	132,874

Cash and cash equivalents at end of period	$—	$—	$264,514	$—	$(442)	$264,072

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED) — (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2007

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities:
Net cash provided by(used in) operating activities	$(31,955)	$(4,182)	$269,777	$(17,652)	$—	$215,988

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(100,525)	(87,430)	—	(187,955)
Purchases of property and equipment	—	—	(91,443)	(17,406)	—	(108,849)
Proceeds from disposition of hospitals and other ancillary services	—	—	—	12,662	—	12,662
Proceeds from sale of property and equipment	—	—	167	67	—	234
Investment in other assets	—	(7,500)	(16,563)	(1,299)	—	(25,362)

Net cash provided by (used in) investing activities	—	(7,500)	(208,364)	(93,406)	—	(309,270)

Cash flows from financing activities:
Proceeds from exercise of stock options	6,693	—	—	—	—	6,693
Deferred financing costs	—	(367)	—	—	—	(367)
Excess tax benefits relating to stock-based compensation	2,295	—	—	—	—	2,295
Proceeds from minority investors in joint ventures	51	—	—	1,054	—	1,105
Redemption of minority investments in joint ventures	—	—	—	(1,369)	—	(1,369)
Distributions to minority investors in joint ventures	—	—	—	(1,705)	—	(1,705)
Changes in intercompany balances with affiliates, net	22,916	(57,951)	(83,304)	118,339	—	—
Borrowings under credit agreement	—	132,000	—	—	—	132,000
(Repayments) borrowings of long-term indebtedness	—	(62,000)	(3,145)	566	—	(64,579)

Net cash provided by (used in) financing activities	31,955	11,682	(86,449)	116,885	—	74,073

Net change in cash and cash equivalents	—	—	(25,036)	5,827	—	(19,209)
Cash and cash equivalents at beginning of period	—	—	28,560	12,006	—	40,566

Cash and cash equivalents at end of period	$—	$—	$3,524	$17,833	$—	$21,357

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our unaudited condensed consolidated financial statements and accompanying notes included herein.

Unless the context otherwise requires, “Community Health Systems,” the “Company,” “we,” “us” and “our” refer to Community Health Systems, Inc. and its consolidated subsidiaries.

Executive Overview

We are the largest publicly traded operator of hospitals in the United States in terms of number of facilities and net operating revenues. We provide healthcare services through these hospitals that we own and operate in non-urban and selected urban markets. We generate revenue primarily by providing a broad range of general hospital healthcare services to patients in the communities in which we are located. We currently have 116 general acute care hospitals included in continuing operations. In addition, we own four home health agencies, located in markets where we do not operate a hospital and through our wholly-owned subsidiary, Quorum Health Resources, LLC (“QHR”), we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

Effective July 25, 2007, we completed our acquisition of Triad Hospitals, Inc., or “Triad,” for an aggregate consideration of $6.857 billion, including $1.686 billion of assumed indebtedness. In connection with this acquisition, one of our subsidiaries issued $3.021 billion principal amount of 8.875% senior notes due 2015 (the “Notes”) and we entered into a new $7.215 billion credit facility (the “New Credit Facility”) consisting of a $6.065 billion term loan, a $750 million revolving credit facility and a $400 million delayed draw term loan facility. The delayed draw term loan facility was reduced in the fourth quarter of 2007, per our request, from $400 million to $300 million. The proceeds of these financings were used to pay the cash consideration under the merger agreement and to refinance substantially all of both the assumed indebtedness and our existing indebtedness and to pay related fees and expenses. The revolving credit facility and the delayed draw term loan facility remain available to us for future acquisitions, working capital, and general corporate purposes. We believe the acquisition of Triad will benefit us since it has expanded the number of markets we serve, expanded our operations into five states where we previously did not operate, and reduced our concentration of credit risk in any one state. We also believe that synergies obtained from eliminating duplicate corporate functions and centralizing many support functions will allow us to improve Triad’s margins. During the three and six months ended June 30, 2008, we have realized approximately $42 million and $77 million, respectively, of our estimated synergies related to the Triad acquisition. We continue to believe our integration is on track and we anticipate recognizing all of the anticipated synergies.

As of December 31, 2007, two of the former Triad hospitals had been sold and six other hospitals formerly owned by Triad along with six hospitals owned by us had been identified as available for sale. During the three months ended March 31, 2008, we completed the sale of eleven of these hospitals that were available for sale as of December 31, 2007. Accordingly, these hospitals have been classified in discontinued operations in the condensed consolidated statements of income for the three and six months ended June 30, 2008 and three and six months ended June 30, 2007 to the extent that the hospitals were owned by us during the respective periods. Additionally, effective June 30, 2008, we acquired the 35% minority interest in Affinity Health Systems, LLC which indirectly owns and operates Trinity Medical Center (560 licensed beds) located in Birmingham, Alabama, from Baptist Health Systems, Inc. of Birmingham, Alabama (“Baptist”), giving us 100% ownership of that facility. The purchase price for this minority interest was $51.5 million in cash and the cancellation of a promissory note issued by Baptist and held by Affinity Health Systems, LLC in the original principal amount of $32.8 million. The Company, prior to the acquisition of the 35% minority interest, consolidated all the operations of Affinity Health Systems, LLC as the majority owner of 65% of the equity.

With the exception of the previously announced definitive agreement to acquire a two hospital system in Spokane, Washington, our focus has remained on the integration of the former Triad hospitals. The acquisition of the two hospital system in Spokane is pending governmental approval and is expected to be completed in the fourth quarter of 2008. We do not anticipate any further acquisition activity in 2008; however, we intend to begin considering additional acquisitions in 2009.

In the quarter ended June 30, 2008, we were informed that we would not receive the full amount of previously estimated reimbursements under certain Indiana Medicaid programs. These reductions are due partly to the state not receiving a federal waiver for one of its programs and partly as a result of changes to its disproportionate share program which were different from what had previously been communicated to us. This represents an approximate $8.0 million reduction in expected payments from these programs on an annual basis.

For the three months ended June 30, 2008, we generated $2.691 billion in net operating revenues, a growth of 124.6% over the three months ended June 30, 2007, and $47.9 million of net income, a decrease of 10.9% over the three months ended June 30, 2007. For the three months ended June 30, 2008, consolidated admissions increased 101.3% and adjusted admissions increased 93.4% over the three months ended June 30, 2007. The increases in net operating revenue and volume reflect both our acquisition of the former Triad hospitals as well as the benefit from the strong flu season.

For the six months ended June 30, 2008, we generated $5.418 billion in net operating revenues, a growth of 130.3% over the six months ended June 30, 2007, and $108.0 million of net income, consistent with the six months ended June 30, 2007. For the six months ended June 30, 2008, consolidated admissions increased 106.3% and adjusted admissions increased 97.6% over the six months ended June 30, 2007. The increases in net operating revenue and volume reflect both our acquisition of the former Triad hospitals as well as the benefit from the strong flu season.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Medicare	27.5%	29.4%	28.0%	30.1%
Medicaid	8.7%	11.5%	8.5%	10.9%
Managed Care and other third party payors	52.8%	46.8%	52.7%	46.6%
Self-pay	11.0%	12.3%	10.8%	12.4%

Total	100.0%	100.0%	100.0%	100.0%

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Adjustments related to final settlements that increased revenue were insignificant to both net operating revenue and net income in each of the three and six months ended June 30, 2008 and 2007. In the future, we expect the percentage of revenues received from the Medicare program to increase due to the general aging of the population.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Consolidated(a)
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses(b)	(86.7)	(85.9)	(86.5)	(85.6)
Depreciation and amortization	(4.6)	(4.3)	(4.6)	(4.3)

Income from operations	8.7	9.8	8.9	10.1
Interest expense, net	(5.8)	(2.5)	(5.9)	(2.4)
Minority interest in earnings	(0.3)	—	(0.4)	—
Equity in earnings of unconsolidated affiliates	0.4	—	0.4	—

Income from continuing operations before income taxes	3.0	7.3	3.0	7.7
Provision for income taxes	(1.2)	(2.8)	(1.1)	(3.0)

Income from continuing operations	1.8	4.5	1.9	4.7
Income (loss) on discontinued operations	—	—	0.1	(0.1)

Net income	1.8%	4.5%	2.0%	4.6%

	Three Months Ended	Six Months Ended
	June 30, 2008	June 30, 2008

Percentage increase (decrease) from same period prior year(a):
Net operating revenues	124.6%	130.3%
Admissions	101.3	106.3
Adjusted admissions(c)	93.4	97.6
Average length of stay	2.4	4.9
Net income(d)	(10.9)	0.0
Same-store percentage increase from same period prior year(a)(e):
Net operating revenues	4.9%	5.3%
Admissions	2.3	3.1
Adjusted admissions(c)	2.4	3.1

(a)	Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have restated our prior period financial statements and statistical results to reflect as discontinued operations the seven hospitals that were in discontinued operations during the three and six months ended June 30, 2008, which were also owned or leased during the three months ended June 30, 2007.

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

Three months Ended June 30, 2008 Compared to Three months Ended June 30, 2007

Net operating revenues increased $1.493 billion to $2.691 billion for the three months ended June 30, 2008, from $1.198 billion for the three months ended June 30, 2007. On a combined basis, the hospitals acquired in the Triad acquisition and growth from those hospitals owned throughout both periods contributed $1.460 billion of that increase and $32.6 million was contributed by other hospitals acquired in 2007. On a same-store basis, including the former Triad hospitals during the comparable periods, this represents an increase in same-store net revenue of 4.9%. The increase from hospitals that we owned throughout both periods was attributable to volume increases, primarily from flu and respiratory cases, rate increases, payor mix and the acuity level of services provided.

On a consolidated basis, inpatient admissions increased by 101.3% and adjusted admissions increased by 93.4%. With respect to the increase in consolidated admissions, approximately 50.6% of the admissions were contributed from newly acquired hospitals, including those hospitals acquired from Triad, and 49.4% of the admissions were contributed by hospitals we owned throughout both periods. On a same-store basis, which includes the hospitals acquired from Triad, as if we owned them during both periods, admissions increased by 2.3% during the three months ended June 30, 2008.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased to 86.7% for the three months ended June 30, 2008 compared to 85.9% for the three months ended June 30, 2007. Salaries and benefits, as a percentage of net operating revenues, increased 0.6% to 40.1% for the three months ended June 30, 2008, compared to 39.5% for the three months ended June 30, 2007. This increase is primarily the result of an increase in the number of employed physicians as well as certain IT employees who were previously treated as leased employees with related expense previously being included in other operating expense. These increases have offset improvements realized at our other hospitals owned throughout both periods. Provision for bad debts, as a percentage of net operating revenues, decreased 1.0% to 10.8% for the three months ended June 30, 2008 compared to 11.8% for the three months ended June 30, 2007. This decrease is primarily the result of the former Triad hospitals having a self-pay discount program and historically lower provision for bad debts, as well as our phasing in of a discounting program at those hospitals where one previously did not exist. Supplies, as a percentage of net operating revenues, increased 2.3% to 14.0% for the three months ended June 30, 2008, as compared to 11.7% for the three months ended June 30, 2007. This increase is primarily the result of the acquisition of the former Triad hospitals whose higher acuity of services resulted in higher supply costs than our other hospitals taken collectively, offsetting improvements from greater utilization of and improved pricing under our purchasing program. Rent and other operating expenses, as a percentage of net operating revenues, decreased from 22.9% for the three months ended June 30, 2007, to 21.8% for the three months ended June 30, 2008. As part of our acquisition of Triad, we acquired minority investments in certain joint ventures. These investments provided earnings of 0.4% of net operating revenues. Prior to the Triad acquisition, we did not have any material investments in unconsolidated subsidiaries.

Depreciation and amortization increased from 4.3% of net operating revenues for the three months ended June 30, 2007 to 4.6% of net operating revenues for the three months ended June 30, 2008. The increase in depreciation and amortization as a percentage of net operating revenue is primarily due to the acquisition of the former Triad hospitals which, as a result of a higher level of capital spending, had a higher fair market valuation in relation to their respective revenue than that of our other hospitals in the comparable period.

Interest expense, net, increased by $125.2 million from $29.2 million for the three months ended June 30, 2007 to $154.4 million for the three months ended June 30, 2008. An increase in interest rates during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, accounted for $4.7 million of this increase, while an increase in our average outstanding debt during the three months ended June 30, 2008, as compared to the three months ended June 30, 2007, accounted for the remaining $120.5 million.

Income from continuing operations margin decreased from 4.5% for the three months ended June 30, 2007 to 1.8% for the three months ended June 30, 2008. Net income margin decreased from 4.5% for the three months ended June 30, 2007 to 1.8% for the three months ended June 30, 2008. The decrease in income from continuing operations margin and net income margin are reflective of the net increases in operating expenses, depreciation expense and interest expense, as discussed above.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes decreasing $6.2 million from $87.1 million for the three months ended June 30, 2007 to $80.9 million for the three months ended June 30, 2008.

Provision for income taxes decreased from $33.6 million for the three months ended June 30, 2007 to $31.1 million for the three months ended June 30, 2008, due primarily to a reduction in taxable income in the comparable period which was the result of higher operating expenses.

Net income was $47.9 million for the three months ended June 30, 2008 compared to $53.8 million for the three months ended June 30, 2007, a decrease of 10.9%.

Six months Ended June 30, 2008 Compared to Six months Ended June 30, 2007

Net operating revenues increased $3.066 billion to $5.418 billion for the six months ended June 30, 2008, from $2.352 billion for the six months ended June 30, 2007. On a combined basis, the hospitals acquired in the Triad acquisition and growth from those hospitals owned throughout both periods contributed $2.945 billion of that increase and $120.8 million was contributed by other hospitals acquired in 2007. On a same-store basis, including the former Triad hospitals during the comparable periods, this represents an increase in same-store net revenue of 5.3%. The increase from hospitals that we owned throughout both periods was attributable to volume increases, primarily from flu and respiratory cases, rate increases, payor mix and the acuity level of services provided. Our revenue and volume increases were benefited by one additional business day because the current year is a leap year.

On a consolidated basis, inpatient admissions increased by 106.3% and adjusted admissions increased by 97.6%. With respect to the increase in consolidated admissions, approximately 51.6% of the admissions were contributed from newly acquired hospitals, including those hospitals acquired from Triad, and 48.4% of the admissions were contributed by hospitals we owned throughout both periods. On a same-store basis, which includes the hospitals acquired from Triad, as if we owned them during both periods, admissions increased by 3.1% during the six months ended June 30, 2008.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased to 86.5% for the six months ended June 30, 2008 compared to 85.6% for the six months ended June 30, 2007. Salaries and benefits, as a percentage of net operating revenues, increased 0.2% to 40.0% for the six months ended June 30, 2008, compared to 39.8% for the six months ended June 30, 2007. This increase is primarily the result of an increase in the number of employed physicians as well as certain IT employees who were previously treated as leased employees with related expense previously being included in other operating expense. These increases have offset improvements realized at our other hospitals owned throughout both periods. Provision for bad debts, as a percentage of net operating revenues, decreased 0.6% to 10.9% for the six months ended June 30, 2008 compared to 11.5% for the six months ended June 30, 2007. This decrease is primarily the result of the former Triad hospitals having a self-pay discount program and historically lower provision for bad debts, as well as our phasing in of a discounting program at those hospitals where one previously did not exist. Supplies, as a percentage of net operating revenues, increased 2.4% to 14.1% for the six months ended June 30, 2008, as compared to 11.7% for the six months ended June 30, 2007. This increase is primarily the result of the acquisition of the former Triad hospitals whose higher acuity of services resulted in higher supply costs than our other hospitals taken collectively, offsetting improvements from greater utilization of and improved pricing under our purchasing program. Rent and other operating expenses, as a percentage of net operating revenues, decreased from 22.6% for the six months ended June 30, 2007 to 21.5% for the six months ended June 30, 2008. As part of our acquisition of Triad, we acquired minority investments in certain joint ventures. These investments provided earnings of 0.4% of net operating revenues. Prior to the Triad acquisition, we did not have any material investments in unconsolidated subsidiaries.

Depreciation and amortization increased from 4.3% of net operating revenues for the six months ended June 30, 2007 to 4.6% of net operating revenues for the six months ended June 30, 2008. The increase in depreciation and amortization as a percentage of net operating revenue is primarily due to the acquisition of the former Triad hospitals which, as a result of a higher level of capital spending, had a higher fair market valuation in relation to their respective revenue than that of our other hospitals in the comparable period.

Interest expense, net, increased by $262.4 million from $57.6 million for the six months ended June 30, 2007 to $320.1 million for the six months ended June 30, 2008. Since the current year is a leap year, one additional day in the six months resulted in $0.3 million of the increase in interest expense. An increase in interest rates during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, accounted for $11.3 million of this increase, while an increase in our average outstanding debt during the six months ended June 30, 2008, as compared to the six months ended June 30, 2007, accounted for the remaining $250.8 million.

Income from continuing operations margin decreased from 4.7% for the six months ended June 30, 2007 to 1.9% for the six months ended June 30, 2008. Net income margin decreased from 4.6% for the six months ended June 30, 2007 to 2.0% for the six months ended June 30, 2008. The decrease in income from continuing operations margin and net income margin are reflective of the net increases in operating expenses, depreciation expense and interest expense, as discussed above.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes decreasing $15.6 million from $180.2 million for the six months ended June 30, 2007 to $164.6 million for the six months ended June 30, 2008.

Provision for income taxes decreased from $69.4 million for the six months ended June 30, 2007 to $63.4 million for the six months ended June 30, 2008, due primarily to a reduction in taxable income in the comparable period which was the result of higher operating expenses.

Net income was $108.0 million for the six months ended June 30, 2008 compared to $108.1 million for the six months ended June 30, 2007.

Liquidity and Capital Resources

Net cash provided by operating activities increased $200.8 million from $216.0 million for the six months ended June 30, 2007 to $416.8 million for the six months ended June 30, 2008. The increase in cash flow, in comparison to the prior year period, is from a net cash inflow from accounts payable, accrued liabilities and income taxes of $33.5 million and supplies, prepaid expenses and other assets of $27.0 million. Additionally, there was an increase in cash flow in comparison to the prior year period resulting from an increase in non-cash depreciation expense of $142.8 million and an increase of other non-cash expenses of $34.2 million. These changes in cash were offset by a decrease in cash from the net activity of all other assets and liabilities of $9.3 million and a net cash outflow from accounts receivable of $27.4 million, reflecting the growth in net operating revenues and volume, as compared to the same prior year period. As much of this growth occurred in the latter part of the quarter ended June 30, 2008, the collections of the related cash has not yet occurred as of June 30, 2008. The cash used in investing activities was $47.8 million for the six months ended June 30,

2008 compared to $309.3 million for the six months ended June 30, 2007. This decrease in cash used in investing activities was due to the sale of 11 hospitals, as well as not completing any hospital acquisitions during the six months ended June 30, 2008, offset by an increase in capital expenditures compared to the six months ended June 30, 2007. Increase in other assets used in investing activities includes $40.1 million of proceeds received from the sale of hospitals and land that has been deposited in escrow accounts to be used for the acquisition of like-kind property.

Capital Expenditures

Cash expenditures related to purchases of facilities were $6.6 million for the six months ended June 30, 2008, compared to $188.0 million for the six months ended June 30, 2007. These expenditures during the six months ended June 30, 2008 were for the acquisition of ten physician practices and a clinic. The expenditures during the six months ended June 30, 2007, included $45.5 million related to the acquisition of Triad and $137.1 million for the acquisition of two hospitals, the contingent settlements of working capital items from acquisitions in the prior year and the acquisition of five physician practices and $5.4 million for the purchase of information systems and other equipment to integrate recently acquired hospitals.

Excluding the cost to construct replacement hospitals, our capital expenditures for the six months ended June 30, 2008, totaled $172.2 million, compared to $71.0 million for the six months ended June 30, 2007. Costs to construct replacement hospitals totaled $103.4 million during the six months ended June 30, 2008 compared to $37.8 million during the six months ended June 30, 2007.

Pursuant to hospital purchase agreements in effect as of June 30, 2008, where required certificate of need approval has been obtained, we are required to build replacement facilities in Petersburg, Virginia, by August 2008, Valparaiso, Indiana, by April 2011 and Birmingham, Alabama within three years of receiving a certificate of need. Two previously required replacement hospitals recently opened, one in Clarksville, Tennessee (June 2008) and one in Shelbyville, Tennessee (July 2008). Also, as required by an amendment to a lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location. Estimated construction costs, including equipment, are approximately $864.2 million for these six replacement hospitals of which approximately $368.5 million has been incurred to date, including costs incurred by Triad prior to our acquisition. The certificate of need for the hospital in Birmingham, Alabama was received in June, 2008, however, the decision to issue the certificate of need is being appealed.

Capital Resources

Net working capital was $1.190 billion at June 30, 2008, compared to $1.105 billion at December 31, 2007. The $85 million increase was attributable primarily to an increase in cash and accounts receivable and a decrease in accounts payable, which reflects the timing of our cash collections and payments.

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

Events of default under the New Credit Facility include, but are not limited to, (1) our failure to pay principal, interest, fees or other amounts under the credit agreement when due (taking into account any applicable grace period), (2) any representation or warranty proving to have been materially incorrect when made, (3) covenant defaults subject, with respect to certain covenants, to a grace period, (4) bankruptcy events, (5) a cross default to certain other debt, (6) certain undischarged judgments (not paid within an applicable grace period), (7) a change of control, (8) certain ERISA-related defaults and (9) the invalidity or impairment of specified security interests, guarantees or subordination provisions in favor of the administrative agent or lenders under the New Credit Facility.

As of June 30, 2008, there was approximately $1.050 billion of available borrowing capacity under our New Credit Facility, of which $78.8 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements through the next 12 months and into the foreseeable future.

During the six months ended June 30, 2008, we repurchased on the open market and cancelled $62.7 million of principal amount of the Notes. This resulted in a loss from early extinguishment of debt of $1.3 million with an after-tax impact of $0.9 million.

As of June 30, 2008, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. On each of these swaps, we received a variable rate of interest based on the three-month London Inter-Bank Offer Rate (“LIBOR”), in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans under the New Credit Facility.

	Notional
	Amount	Fixed Interest
Swap #	(In 000’s)	Rate	Termination Date

1	100,000	3.5860%	August 29, 2008
2	100,000	3.9350%	June 6, 2009
3	100,000	4.3375%	November 30, 2009
4	100,000	4.9360%	October 4, 2010
5	100,000	4.7090%	January 24, 2011
6	300,000	5.1140%	August 8, 2011
7	100,000	4.7185%	August 19, 2011
8	100,000	4.7040%	August 19, 2011
9	100,000	4.6250%	August 19, 2011
10	200,000	4.9300%	August 30, 2011
11	200,000	4.4815%	October 26, 2011
12	200,000	4.0840%	December 3, 2011
13	100,000	3.8470%	January 4, 2012
14	100,000	3.8510%	January 4, 2012
15	100,000	3.8560%	January 4, 2012
16	200,000	3.7260%	January 8, 2012
17	200,000	3.5065%	January 16, 2012
18	250,000	5.0185%	May 30, 2012
19	150,000	5.0250%	May 30, 2012
20	200,000	4.6845%	September 11, 2012
21	125,000	4.3745%	November 23, 2012
22	75,000	4.3800%	November 23, 2012
23	150,000	5.0200%	November 30, 2012
24	100,000	5.0230%	May 30, 2013
25	300,000	5.2420%	August 6, 2013
26	100,000	5.0380%	August 30, 2013
27	100,000	5.0500%	November 30, 2013	(1)
28	100,000	5.2310%	July 25, 2014
29	100,000	5.2310%	July 25, 2014
30	200,000	5.1600%	July 25, 2014
31	75,000	5.0405%	July 25, 2014
32	125,000	5.0215%	July 25, 2014

(1)	This swap agreement becomes effective September 2, 2008, after the termination of agreement #1 listed above.

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

Off-balance sheet arrangements

Excluding the hospitals whose leases terminated in conjunction with our sale of interests in the partnerships holding the leases and whose operating results are included in discontinued operations, our consolidated operating results for the six months ended June 30, 2008 and 2007, included $139.0 million and $136.4 million, respectively, of net operating revenue and $7.4 million and $9.9 million, respectively, of income from operations generated from six hospitals operated by us under operating lease arrangements. In accordance with accounting principles generally accepted in the United States of America, or GAAP, the respective assets and the future lease obligations under these arrangements are not recorded on our condensed consolidated balance sheet. Lease payments under these arrangements are included in rent expense when paid and totaled approximately $8.2 million for the six months ended June 30, 2008, compared to $7.4 million for the six months ended June 30, 2007. The current terms of these operating leases expire between June 2010 and December 2019, not including lease extension options. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.

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

Joint Ventures

We have sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. Triad implemented this strategy to a greater extent than we did. In conjunction with the acquisition of Triad, we acquired 19 hospitals containing minority ownership interests ranging from less than 1% to 35%. As of June 30, 2008, 20 of our hospitals were owned by physician joint ventures, of which two also had non-profit entities as partners. In addition, five other hospitals had non-profit entities as partners. Effective June 30, 2008, we acquired the 35% minority interest in Affinity Health Systems, LLC which indirectly owns and operates Trinity Medical Center (560 licensed beds) in Birmingham, Alabama, from Baptist, giving us 100% ownership of that facility. The purchase price for this minority interest was $51.5 million in cash and the cancellation of a promissory note issued by Baptist and held by Affinity Health Systems, LLC in the original principal amount of $32.8 million. Minority interests in equity of consolidated subsidiaries was $320.6 million and $366.1 million as of June 30, 2008 and December 31, 2007, respectively, and the amount of minority interest in earnings was $8.3 million and $0.6 million for the three months ended June 30, 2008 and 2007, respectively, and $18.0 million and $0.8 million for the six months ended June 30, 2008 and 2007, respectively.

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

Third Party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Excluding the former Triad hospitals, contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system”. Within the automated system, actual Medicare DRG data, coupled with all payors’ historical paid claims data, is utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. For the former Triad hospitals, contractual allowances are determined through a manual process wherein contractual allowance adjustments, regardless of payor or method of calculation, are reviewed and compared to actual payment experience. The methodology used is similar to the methodology used within our “automated contractual allowance system”. The former Triad hospitals are being phased into the “automated contractual allowance system”. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Determining payor classification, proper DRG and other coding of services performed and the relevance of historical paid claims data are the key assumptions in determining the estimate of expected reimbursement. Assuming the aforementioned assumptions changed our estimate of expected reimbursement by 1% of gross accounts receivable, a change in net accounts receivable of approximately $38.8 million and an impact on net income of approximately $23.9 million would have occurred as of and for the six months ended June 30, 2008. However, due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements increased net operating revenue and net income by an insignificant amount in each of the three and six months ended June 30, 2008 and June 30, 2007.

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

We estimate the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and, if present, anticipated changes in trends. For all other payor categories we reserve 100% of all accounts aging over 365 days from the date of discharge. The percentage used to reserve for all self-pay accounts is based on our collection history. We believe that we collect substantially all of our third-party insured receivables which include receivables from governmental agencies. During the quarter ended December 31, 2007, in conjunction with our ongoing process of monitoring the net realizable value of our accounts receivable, as well as integrating the methodologies, data and assumptions used by the former Triad management, we performed various analyses including updating a review of historical cash collections. As a result of these analyses, we noted deterioration in certain key cash collection indicators. The acquisition of Triad also provided additional data and a comparative and larger population on which to base our estimates. As a result of the lower estimated collectability indicated by the updated analyses, we revised our estimate of contractual allowances for estimated amounts of self-pay accounts receivable that will ultimately qualify as charity care, or that will ultimately qualify for Medicaid, indigent care or other specific governmental reimbursement resulting in an increase to our contractual reserves of $96.3 million. Previous estimates of uncollectible amounts for such receivables were included in our bad debt reserves for each period. We also recorded an increase to our allowance for doubtful accounts of approximately $70.1 million as of December 31, 2007. The resulting impact, net of taxes, for the year ended December 31, 2007 was a decrease to income from continuing operations of $105.4 million. We believe this lower collectability was primarily the result of an increase in the number of patients qualifying for charity care, reduced enrollment in certain state Medicaid programs and an increase in the number of indigent non-resident aliens. Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. Assuming the aforementioned factors resulted in a hypothetical 1% change in the allowance for doubtful accounts as a percentage of self-pay receivables, a change in net accounts receivable of approximately $17.1 million and net income of approximately $10.5 million would have occurred as of and for the six months ended June 30, 2008. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.4 billion and $1.5 billion at June 30, 2008 and December 31, 2007, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized in income when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

Patient accounts receivable from our hospital segment represent approximately 96% of our total consolidated accounts receivable. All of the following information represents that derived from our hospital segment.

Days revenue outstanding was 54 days at June 30, 2008 and December 31, 2007. Our target range for days revenue outstanding is 52 — 58 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $5.335 billion as of June 30, 2008 and approximately $4.544 billion as of December 31, 2007. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) summarized by aging categories is as follows:

	As of
	June 30,	December 31,
	2008	2007

0 to 60 days	64.2%	62.7%
61 to 150 days	17.4%	18.4%
151 to 360 days	14.4%	14.6%
Over 360 days	4.0%	4.3%

Total	100.0%	100.0%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor category is as follows:

	As of
	June 30,	December 31,
	2008	2007

Insured receivables	69.1%	69.7%
Self-pay receivables	30.9%	30.3%

Total	100.0%	100.0%

On a combined basis, as a percentage of gross self-pay receivables, the combined total allowance for doubtful accounts and related allowances for other self-pay discounts and contractuals, was approximately 80% at June 30, 2008 and 82% at December 31, 2007.

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

Professional Liability Insurance Claims

We accrue for estimated losses resulting from professional liability claims. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially determined projections and is discounted to its net present value using a weighted-average risk-free discount rate of 4.1% and 4.6% in 2007 and 2006, respectively. To the extent that subsequent claims information varies from management’s estimates, the liability is adjusted currently. Our insurance is underwritten on a “claims-made” basis. Prior to June 1, 2002, substantially all of our professional and general liability risks were subject to a $0.5 million per occurrence deductible; for claims reported from June 1, 2002 through June 1, 2003, these deductibles were $2.0 million per occurrence. Additional coverage above these deductibles was purchased through captive insurance companies in which we had a 7.5% minority ownership interest in each and to which the premiums paid by us represented less than 8% of the total premium revenues of each captive insurance company. With the formation of our own wholly-owned captive insurance company in June 2003, we terminated our minority interest relationships in those entities. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially all claims reported on or after June 1, 2005 are self-insured up to $5 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals was purchased through commercial insurance companies and generally covers us for liabilities in excess of the self-insured amount and up to $100 million per occurrence for claims reported on or after June 1, 2003.

Effective January 1, 2008, the former Triad Hospitals are insured on a claims-made basis through a policy purchased through our wholly-owned captive insurance company and commercial insurance companies as described above for substantially all claims occurring on or after January 1, 2007 and reported on or after January 1, 2008. Substantially all losses for the former Triad hospitals in periods prior to May 1999 were insured through a wholly-owned insurance subsidiary of HCA, Inc., or HCA, Triad’s owner prior to that time, and excess loss policies maintained by HCA. HCA has agreed to indemnify the former Triad hospitals in respect of claims covered by such insurance policies arising prior to May 1999. After May 1999 through December 31, 2006, the former Triad hospitals obtained insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary with excess coverage obtained from other carriers that is subject to certain deductibles. Effective for claims incurred after December 31, 2006, Triad began insuring its claims from $1 million to $5 million through its wholly-owned captive insurance company, replacing the coverage provided by HCA. Substantially all claims reported during 2007 were self-insured up to $10 million per claim.

There have been no significant changes in our estimate of the reserve for professional liability claims during the six months ended June 30, 2008.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these deferred tax assets, subject to the valuation allowance we have established.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, is approximately $6.2 million as of June 30, 2008. It is our policy to recognize interest and penalties accrued related to unrecognized benefits in our condensed consolidated statements of income as income tax expense. During the three months ended June 30, 2008, we recorded approximately $0.2 million in interest and penalties related to prior state income tax returns through our income tax provision from continuing operations and which are included in our FIN 48 liability at June 30, 2008. A total of approximately $2.2 million of interest and penalties is included in the amount of FIN 48 liability at June 30, 2008.

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

The IRS has concluded an examination of the federal income tax returns of Triad for the short taxable years ended April 27, 2001, June 30, 2001 and December 31, 2001, and the taxable years ended December 31, 2002 and 2003. We have since received a closing letter with respect to the examination for those tax years. The settlement was not material to our consolidated results of operations or consolidated financial position.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS No. 159”). SFAS No. 159 expands the use of fair value accounting but does not affect existing standards that require assets or liabilities to be carried at fair value. SFAS No. 159 permits an entity, on a contract-by-contract basis, to make an irrevocable election to account for certain types of financial instruments and warranty and insurance contracts at fair value, rather than historical cost, with changes in the fair value, whether realized or unrealized, recognized in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 as of January 1, 2008 and did not elect to re-measure any assets or liabilities. The adoption of this statement has not had a material effect on our consolidated results of operations or consolidated financial position.

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This standard will require more assets and liabilities be recorded at fair value and will require expense recognition (rather than capitalization) of certain pre-acquisition costs. This standard will also require any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this standard requires this treatment of acquired deferred tax assets and liabilities also be applied to acquisitions occurring prior to the effective date of this standard. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is required to be adopted prospectively with no early adoption permitted. We will begin applying SFAS No. 141(R) in the first quarter of 2009. We are currently assessing the potential impact that SFAS No. 141(R) will have on our consolidated results of operations and consolidated financial position.

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

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following:

•	general economic and business conditions, both nationally and in the regions in which we operate;

•	our ability to successfully integrate any acquisitions or to recognize expected synergies from such acquisitions, including facilities acquired from Triad;

•	risks associated with our substantial indebtedness, leverage and debt service obligations;

•	demographic changes;

•	existing governmental regulations and changes in, or the failure to comply with, governmental regulations;

•	legislative proposals for healthcare reform;

•	potential adverse impact of known and unknown government investigations;

•	our ability, where appropriate, to enter into managed care provider arrangements and the terms of these arrangements;

•	changes in inpatient or outpatient Medicare and Medicaid payment levels;

•	increases in the amount and risk of collectability of patient accounts receivable;

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply costs due to market pressure from pharmaceutical companies and new product releases;

•	liabilities and other claims asserted against us, including self-insured malpractice claims;

•	competition;

•	our ability to attract and retain, without significant employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers;

•	trends toward treatment of patients in less acute or specialty healthcare settings including ambulatory surgery centers or specialty hospitals;

•	changes in medical or other technology;

•	changes in GAAP;

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to successfully acquire additional hospitals and complete the sale of hospitals held for sale;

•	our ability to obtain adequate levels of general and professional liability insurance; and

•	timeliness of reimbursement payments received under government programs.

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

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $3.5 million for the three months ended June 30, 2008 and $7.3 million for the six months ended June 30, 2008.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities and Exchange Act of 1934, as amended), as of the end of the period covered by this quarterly report. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be included in this report has been recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be included in this report was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2008, that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

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

Community Health Systems, Inc. Legal Proceedings

In May 1999, we were served with a complaint in U.S. ex rel. Bledsoe v. Community Health Systems, Inc., subsequently moved to the Middle District of Tennessee, Case No. 2-00-0083. This qui tam action sought treble damages and penalties under the False Claims Act against us. The Department of Justice did not intervene in this action. The allegations in the amended complaint were extremely general, but involved Medicare billing at our White County Community Hospital in Sparta, Tennessee. By order entered on September 19, 2001, the U.S. District Court granted our motion for judgment on the pleadings and dismissed the case, with prejudice. The qui tam whistleblower (also referred to as a “relator”) appealed the district court’s ruling to the U.S. Court of Appeals for the Sixth Circuit. On September 10, 2003, the Sixth Circuit

Court of Appeals rendered its decision in this case, affirming in part and reversing in part the district court’s decision to dismiss the case with prejudice. The court affirmed the lower court’s dismissal of certain of plaintiff’s claims on the grounds that his allegations had been previously publicly disclosed. In addition, the appeals court agreed that, as to all other allegations, the relator had failed to include enough information to meet the special pleading requirements for fraud under the False Claims Act and the Federal Rules of Civil Procedure. However, the case was returned to the district court to allow the relator another opportunity to amend his complaint in an attempt to plead his fraud allegations with particularity. In May 2004, the relator in U.S. ex rel. Bledsoe filed an amended complaint alleging fraud involving Medicare billing at White County Community Hospital. We then filed a renewed motion to dismiss the amended complaint. On January 6, 2005, the District Court dismissed with prejudice the bulk of the relator’s allegations. The only remaining allegations involve a small number of 1997-98 charges at White County. After further motion practice between the relator and the United States Government regarding the relator’s right to participate in a previous settlement with the Company, the District Court again dismissed all claims in the case on December 13, 2005. On January 9, 2006, the relator filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit and on September 6, 2007, the Court of Appeals issued its 25 page opinion affirming in part, reversing in part (and in doing so, reinstating a number of the allegations claimed by the relator), and remanding the case to the District Court for further proceedings. The relator has filed a motion for rehearing. That motion for rehearing was denied. The relator has amended his complaint to conform to the decision of the Court of Appeals and we have filed an answer. A case management conference is set for August 18, 2008. We will continue to vigorously defend this case.

In August 2004, we were served a complaint in Arleana Lawrence and Robert Hollins v. Lakeview Community Hospital and Community Health Systems, Inc. (now styled Arleana Lawrence and Lisa Nichols vs. Eufaula Community Hospital, Community Health Systems, Inc., South Baldwin Regional Medical Center and Community Health Systems Professional Services Corporation) in the Circuit Court of Barbour County, Alabama (Eufaula Division). This alleged class action was brought by the plaintiffs on behalf of themselves and as the representatives of similarly situated uninsured individuals who were treated at our Lakeview Hospital or any of our other Alabama hospitals. The plaintiffs allege that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiffs seek restitution of overpayment, compensatory and other allowable damages and injunctive relief. In October 2005, the complaint was amended to eliminate one of the named plaintiffs and to add our management company subsidiary as a defendant. In November 2005, the complaint was again amended to add another plaintiff, Lisa Nichols and another defendant, our hospital in Foley, Alabama, South Baldwin Regional Medical Center. After a hearing held on June 13, 2007, on October 29, 2007 the Circuit Court ruled in favor of the plaintiffs’ class action certification request. On summary judgment, the Circuit Court dismissed the case against Community Health Systems, Inc. only. All other parties remain. We disagree with the certification ruling and have pursued our automatic right of appeal to the Alabama Supreme Court. We are vigorously defending this case.

On March 3, 2005, we were served with a complaint in Sheri Rix v. Heartland Regional Medical Center and Health Care Systems, Inc. in the Circuit Court of Williamson County, Illinois. This alleged class action was brought by the plaintiff on behalf of herself and as the representative of similarly situated uninsured individuals who were treated at our Heartland Regional Medical Center. The plaintiff alleges that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiff seeks recovery for breach of contract and the covenant of good faith and fair dealing, violation of the Illinois Consumer Fraud and Deceptive Practices Act, restitution of overpayment, and for unjust enrichment. The plaintiff class seeks compensatory and other damages and equitable relief. The Circuit Court Judge recently granted our motion to dismiss the case, but allowed the plaintiff to re-plead her case. The plaintiff elected to appeal the Circuit Court’s decision in lieu of amending her case. Oral argument was heard on this case on January 9, 2008. On June 16, 2008, the Appellate Court upheld the dismissal of the consumer fraud claim but reversed dismissal of the contract claim. We are preparing a Petition for Leave of Appeal to the Illinois Supreme Court. We are vigorously defending this case.

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

On February 10, 2006, we received a letter from the Civil Division of the Department of Justice requesting documents in an investigation they are conducting involving the Company. The inquiry relates to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 10th letter focused on our hospitals in 3 states: Arkansas, New Mexico, and South Carolina. On August 31, 2006, we received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to the Company’s three hospitals in that state. We have provided the Department of Justice with the requested documents. In a letter dated October 4, 2007, the Civil Division notified us that, based on its investigation to date, it preliminarily believes that we and these three New Mexico hospitals have caused the State of New Mexico to submit improper claims for federal funds, in violation of the Civil False Claims Act. The DOJ asserted that these allegedly improper claims and payments began in 2000 and may be ongoing, but provided no information about the amount of any improper claims or the possible damages or penalties it may seek. After a meeting between us and the DOJ held in November 2007, by letter dated January 22, 2008, the Civil Division notified us that they continued to believe that the False Claims Act had been violated and had calculated that the three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million. The Civil Division advised us that if they proceeded to trial, they would seek treble damages plus an appropriate penalty for each of the violations of the False Claims Act. Discussions are continuing with the Civil Division in an effort to resolve this matter. On May 28, 2008, we received a letter from the Office of the U.S. Attorney for the state of New Mexico requesting additional information. We are providing the requested information. We continue to believe that we have not violated the Federal False Claims Act in the manner described in the government’s letter of January 22, 2008.

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

On August 28, 2007, Texas Health Resources of Arlington, Texas, or THR, notified us of its decision to exercise a call right to acquire our 80% interest in the limited partnership that owns Presbyterian Hospital of Denton, Texas, together with certain land and buildings that we own in Denton (including rights under a lease for such land and buildings). We acquired these interests in connection with the Triad acquisition. This call right became exercisable under the terms of the limited partnership agreement by reasons of our acquisition of Triad. Shortly after we initiated efforts to set the purchase price, which is determined by various formulas set forth in the limited partnership agreement and related documents, THR filed suit in Texas state court seeking injunctive and declaratory relief to extend the 90-day closing date and to set the purchase price. We removed the case to Federal District Court and proceedings are underway in that court with respect to THR’s renewed motions for relief. Pursuant to the limited partnership agreement, the closing was to occur on or before November 26, 2007. The closing did not occur on November 26, 2007, as THR failed to properly tender adequate closing consideration. The case will proceed and the pre-trial and trial scheduling conference is set for January 5, 2009.

On June 12, 2008, two of our hospitals received letters from the U.S. Attorney’s Office for the Western District of New York requesting documents in an investigation they are conducting into billing practices with respect to kyphoplasty procedures performed during the period January 1, 2002, through June 9, 2008. Kyphoplasty is a surgical spine procedure that returns a compromised vertebrae (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. We have been informed there may be as many as fourteen (14) non-affiliated facilities in Alabama, and possibly other states that have received an identical or substantially similar letter from the same U.S. Attorney’s office. We believe that this investigation is related to a recent qui tam settlement between the same U.S. Attorney’s office and the manufacturer and distributor of the Kyphon product, which is used in performing the kyphoplasty procedure. We intend to cooperate with the investigation by collecting and producing material responsive to the requests. At this early stage, we do not have sufficient information to determine whether its hospitals have engaged in inappropriate billing for kyphoplasty procedures.

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

On January 14, 2004, Relator Mark E. Thompson filed a Qui Tam Complaint under seal, styled U.S. ex rel. Mark E. Thompson v. Quorum Health Resources, LLC and Triad Hospitals, Inc., which is pending in the United States District Court, Western District of Kentucky, Bowling Green Division. The Complaint alleges Quorum Health Resources, LLC (“Quorum”) and Triad Hospitals, Inc. (collectively, the “Defendants”) filed or caused to be filed false claims against the United States of America. Relator was the CEO of Monroe County Medical Center (“MCMC”) in Tompkinsville, Kentucky and served as the CEO of MCMC pursuant to a contractual arrangement between MCMC and Quorum. Plaintiff alleges certain activities of Defendants relating to: (1) MCMC’s participation in HealthTrust Purchasing Group, a group purchasing organization (GPO) in which Triad Hospital, Inc. maintained a 20% ownership interest; (2) agreements with strategic service partners (SSPs) acting as vendors of supplies, services and equipment; and (3) encouraging hospitals to employ American Healthcare Facilities Development, LLC (a subsidiary of Quorum) for capital project management services violated the Federal Antikickback Statute. Plaintiff alleges Quorum received certain administrative fees from these arrangements and that Quorum, directly and indirectly, manipulated and/or coerced MCMC to participate in these relationships. The Defendants cooperated with the government’s investigation and on May 5, 2008, the United States of America declined to intervene in the case and the complaint was subsequently unsealed by the Court by order dated May 20, 2008. The Defendants have yet to be served with the complaint. The Defendants will vigorously defend these allegations. In 2006, Plaintiff also filed a wrongful discharge case styled, Mark Thompson v. Quorum Health Resources, LLC and Triad Hospitals, Inc. in the same court, alleging he was wrongfully suspended and subsequently terminated because of his actions regarding his False Claims Act filing. We are vigorously defending these allegations as well.

Item 1A.	Risk Factors

There have been no material changes with regard to risk factors previously disclosed in our most recent annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On December 13, 2006, we commenced an open market repurchase program for up to 5,000,000 shares of our common stock not to exceed $200 million in purchases. This purchase program will conclude at the earlier of three years or when the maximum number of shares have been repurchased. During the period from June 1, 2008 to June 30, 2008, the Company repurchased 305,400 shares at a weighted-average price of $33.34 per share under this program.

We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. Our New Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $400 million in the aggregate (but not in excess of $200 million unless we receive confirmation from Moody’s and S&P that dividends or repurchases would not result in a downgrade, qualification or withdrawal of the then corporate credit rating). The indenture governing our Notes also limits our ability to pay dividends and/or repurchase stock. As of June 30, 2008, the amount of permitted dividends and/or stock repurchases permitted under the indenture was limited by our New Credit Facility to $400 million.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The annual meeting of the stockholders of Community Health Systems, Inc., was held in New York, New York on May 20, 2008, for the purpose of voting on the proposals described below.

(b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to the Governance and Nominating Committee’s nominees for directors. All of the Governance and Nominating Committee’s nominees for directors were elected as set forth in clause (c) below. In addition, the terms of office as a director of Wayne T. Smith, W. Larry Cash, John A. Clerico, Julia B. North, Harvey Klein, M.D. and H. Mitchell Watson, Jr. continued after the meeting.

(c) Two proposals were submitted to a vote of security holders as follows:

(1) The stockholders approved the election of the following persons as directors of the Company:

Name	For	Withheld	Abstain

John A. Fry	81,112,899	734,059	7,715
William Norris Jennings, M.D.	81,406,293	440,875	7,505

(2) The Board of Directors appointment of Deloitte & Touche, LLP, as the Company’s independent accountants for 2008 was ratified by the affirmative votes of stockholders:

For	Against	Abstain

81,606,154	238,672	9,847

Item 5.	Other Information

None

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

Date: August 1, 2008

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