Form 10-Q
period 2008-09-30
COMMUNITY HEALTH SYSTEMS INC
filed 2008-10-31
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

Commission file number 001-15925

COMMUNITY HEALTH SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3893191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4000 Meridian Boulevard Franklin, Tennessee (Address of principal executive offices)	37067 (Zip Code)

(Registrant’s telephone number)
615-465-7000

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

As of October 29, 2008, there were outstanding 93,267,194 shares of the Registrant’s Common Stock, $.01 par value.

Community Health Systems, Inc.
Form 10-Q
For the Three and Nine Months Ended September 30, 2008

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2008	2007

ASSETS
Current assets Cash and cash equivalents	$341,884	$132,874
Patient accounts receivable, net of allowance for doubtful accounts of $1,109,283 and $1,033,516 at September 30, 2008, and December 31, 2007, respectively	1,642,820	1,533,798
Supplies	267,320	262,903
Prepaid income taxes	—	99,417
Deferred income taxes	111,101	113,741
Prepaid expenses and taxes	91,239	70,339
Other current assets	197,787	339,826

Total current assets	2,652,151	2,552,898

Property and equipment	6,861,907	6,310,240
Less accumulated depreciation and amortization	(1,117,441)	(797,666)

Property and equipment, net	5,744,466	5,512,574

Goodwill	4,151,487	4,247,714

Other assets, net	1,039,300	1,180,457

Total assets	$13,587,404	$13,493,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$19,647	$20,710
Accounts payable	477,064	492,693
Current income taxes payable	38,312	—
Accrued interest	82,849	153,832
Accrued liabilities	811,011	780,700

Total current liabilities	1,428,883	1,447,935

Long-term debt	8,888,782	9,077,367

Deferred income taxes	433,009	407,947

Other long-term liabilities	617,350	483,459

Minority interests in equity of consolidated subsidiaries	343,472	366,131

Stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 96,742,743 shares issued and 95,767,194 shares outstanding at September 30, 2008, and 96,611,085 shares issued and 95,635,536 shares outstanding at December 31, 2007	967	966
Additional paid-in capital	1,258,637	1,240,308
Treasury stock, at cost, 975,549 shares at September 30, 2008 and December 31, 2007	(6,678)	(6,678)
Accumulated other comprehensive loss	(93,367)	(81,737)
Retained earnings	716,349	557,945

Total stockholders’ equity	1,875,908	1,710,804

Total liabilities and stockholders’ equity	$13,587,404	$13,493,643

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net operating revenues	$2,772,860	$2,247,009	$8,191,014	$4,599,152

Operating costs and expenses:
Salaries and benefits	1,091,726	903,424	3,258,872	1,839,035
Provision for bad debts	326,213	266,280	914,338	536,154
Supplies	383,142	304,929	1,147,137	579,571
Other operating expenses	529,363	439,592	1,581,628	920,737
Rent	58,842	47,243	177,178	98,965
Depreciation and amortization	130,507	100,632	378,164	201,111

Total operating costs and expenses	2,519,793	2,062,100	7,457,317	4,175,573

Income from operations	253,067	184,909	733,697	423,579
Interest expense, net	167,785	135,160	487,848	192,777
Loss from early extinguishment of debt	—	27,291	1,328	27,291
Minority interest in earnings	10,360	5,371	28,359	6,189
Equity in earnings of unconsolidated affiliates	(8,691)	(14,284)	(32,083)	(14,284)

Income from continuing operations before income taxes	83,613	31,371	248,245	211,606
Provision for income taxes	32,191	11,672	95,574	81,060

Income from continuing operations	51,422	19,699	152,671	130,546

Discontinued operations, net of taxes:
Loss from operations of hospitals sold and hospitals held for sale	(1,038)	(6,811)	(3,847)	(9,571)
Gain (loss) on sale of hospitals and partnership interest, net	—	(2,428)	9,580	(2,428)

Income (loss) on discontinued operations	(1,038)	(9,239)	5,733	(11,999)

Net income	$50,384	$10,460	$158,404	$118,547

Income from continuing operations per common share:
Basic	$0.55	$0.21	$1.62	$1.40

Diluted	$0.54	$0.21	$1.61	$1.38

Net income per common share:
Basic	$0.54	$0.11	$1.69	$1.27

Diluted	$0.53	$0.11	$1.67	$1.25

Weighted-average number of shares outstanding:
Basic	94,045	93,652	93,995	93,468

Diluted	95,160	94,842	95,106	94,563

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007

Cash flows from operating activities
Net income	$158,404	$118,547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	378,107	210,406
Minority interest in earnings	28,359	5,329
Stock-based compensation expense	39,812	25,514
(Gain) loss on sale of hospitals and partnership interest, net	(17,687)	3,735
Excess tax benefits relating to stock-based compensation	(1,278)	(2,275)
Loss on early extinguishment of debt	1,328	27,291
Other non-cash expenses, net	7,578	1,820
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(117,193)	(53,585)
Supplies, prepaid expenses and other current assets	3,099	8,519
Accounts payable, accrued liabilities and income taxes	184,995	45,750
Other	19,532	13,599

Net cash provided by operating activities	685,056	404,650

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(7,274)	(6,982,099)
Purchases of property and equipment	(451,409)	(278,543)
Proceeds from disposition of hospitals and other ancillary operations	365,635	12,962
Proceeds from sale of property and equipment	13,964	601
Increase in other assets	(152,168)	(66,025)

Net cash used in investing activities	(231,252)	(7,313,104)

Cash flows from financing activities
Proceeds from exercise of stock options	1,688	7,804
Excess tax benefits relating to stock-based compensation	1,278	2,275
Stock buy-back	(17,096)	—
Deferred financing costs	(2,569)	(190,110)
Proceeds from minority investors in joint ventures	11,652	1,188
Redemption of minority investments in joint ventures	(53,485)	(1,339)
Distributions to minority investors in joint ventures	(24,351)	(2,774)
Borrowings under credit agreement	30,596	9,233,331
Repayments of long-term indebtedness	(192,507)	(2,063,632)

Net cash (used in) provided by financing activities	(244,794)	6,986,743

Net change in cash and cash equivalents	209,010	78,289
Cash and cash equivalents at beginning of period	132,874	40,566

Cash and cash equivalents at end of period	$341,884	$118,855

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the “Company”) as of September 30, 2008 and for the three and nine month periods ended September 30, 2008 and September 30, 2007, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2008, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2008. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2007, contained in the Company’s Annual Report on Form 10-K.

2.	ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-based compensation awards are granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (the “2000 Plan”). The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, as well as stock options which do not so qualify, stock appreciation rights, restricted stock, performance units and performance shares, phantom stock awards and share awards. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2000 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10 year contractual term, options granted in 2005 through 2007 have an 8 year contractual term and options granted in 2008 have a 10 year contractual term. The exercise price of all options granted under the 2000 Plan is equal to the fair value of the Company’s common stock on the option grant date. As of September 30, 2008, 4,059,150 shares of unissued common stock remain reserved for future grants under the 2000 Plan.

The Company has also awarded restricted stock under the 2000 Plan to its directors and employees. The restrictions on these shares generally lapse in one-third increments on each of the first three anniversaries of the award date, except for restricted stock granted on July 25, 2007, which restrictions lapse equally on the first two anniversaries of the award date. Certain of the restricted stock awards granted to the Company’s senior executives contain a performance objective that must be met in addition to any vesting requirements. If the performance objective is not attained, the awards will be forfeited in their entirety. Once the performance objective has been attained, restrictions will lapse in one-third increments on each of the first three anniversaries of the award date with the exception of the July 25, 2007 restricted stock awards, which have no additional time vesting restrictions once the performance restrictions are met. Notwithstanding the above mentioned performance objectives and vesting requirements, the restrictions will lapse earlier in the event of death, disability, termination of employment of the holder of the restricted stock by the Company for any reason other than for cause, or change in control of the Company. Restricted stock awards subject to performance standards are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the impact of total compensation expense related to stock-based equity plans under the Statement of Financial Accounting Standards (“SFAS”) No. 123(R), on the reported operating results for the respective periods (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Effect on income from continuing operations before income taxes	$(13,129)	$(11,219)	$(39,812)	$(25,514)

Effect on net income	$(7,976)	$(6,816)	$(24,185)	$(15,500)

Effect on net income per share-diluted	$(0.08)	$(0.07)	$(0.25)	$(0.16)

At September 30, 2008, $69.8 million of unrecognized stock-based compensation expense from all outstanding unvested stock options and restricted stock is expected to be recognized over a weighted-average period of 16 months.

The fair value of stock options was estimated using the Black Scholes option pricing model during the three and nine months ended September 30, 2008 and 2007, with the following assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Expected volatility	25.4%	24.0%	24.2%	24.4%
Expected dividends	0	0	0	0
Expected term	4 years	4 years	4 years	4 years
Risk-free interest rate	2.67%	4.53%	2.59%	4.52%

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options outstanding and exercisable under the 2000 Plan as of September 30, 2008, and changes during the three and nine months then ended were as follows (in thousands, except share and per share data):

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value as of
		Exercise	Term	September 30,
	Shares	Price	(in Years)	2008

Outstanding at December 31, 2007	8,439,015	$30.90
Granted	996,500	32.28
Exercised	(11,666)	23.26
Forfeited and cancelled	(172,600)	35.02

Outstanding at March 31, 2008	9,251,249	30.98
Granted	95,500	35.75
Exercised	(36,998)	29.69
Forfeited and cancelled	(142,836)	33.98

Outstanding at June 30, 2008	9,166,915	30.99
Granted	97,000	34.76
Exercised	(233,167)	20.84
Forfeited and cancelled	(173,996)	37.43

Outstanding at September 30, 2008	8,856,752	$31.17	5.9 years	$25,756

Exercisable at September 30, 2008	5,361,246	$27.82	5.3 years	$25,756

The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2008 and 2007, was $7.71 and $10.29, respectively. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($29.31) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their in-the-money options on September 30, 2008. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended September 30, 2008 and 2007 was $3.0 million and $0.3 million, respectively, and the aggregate intrinsic value of options exercised during the nine months ended September 30, 2008 and 2007 was $3.4 million and $3.2 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock outstanding under the 2000 Plan as of September 30, 2008, and changes during the three and nine months then ended are as follows:

		Weighted-Average
	Shares	Grant Date Fair Value

Unvested at December 31, 2007	1,956,543	$38.04
Granted	748,500	32.38
Vested	(592,505)	36.09
Forfeited	(3,000)	37.20

Unvested at March 31, 2008	2,109,538	36.58
Granted	25,000	35.33
Vested	(17,832)	38.81
Forfeited	(3,500)	32.88

Unvested at June 30, 2008	2,113,206	36.55
Granted	—	—
Vested	(343,499)	40.27
Forfeited	(91,001)	35.74

Unvested at September 30, 2008	1,678,706	35.83

As of September 30, 2008, there was $44.6 million of unrecognized stock-based compensation expense related to unvested restricted stock expected to be recognized over a weighted-average period of 15 months.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Directors’ fees earned and deferred into plan	$17,000	$31,875	$74,875	$97,125

Equivalent units	580.007	1,013.836	2,313.076	2,757.772

At September 30, 2008, there was a total of 15,721.608 units deferred in the plan with an aggregate fair value of $0.5 million, based on the closing market price of the Company’s common stock on the last trading day of the reporting period of $29.31.

3.	COST OF REVENUE

The majority of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at the Company’s Franklin, Tennessee office, which were $39.3 million and $37.5 million for the three months ended September 30, 2008 and 2007, respectively, and $120.4 million and $84.5 million for the nine months ended September 30, 2008 and 2007, respectively. Included in these amounts is stock-based compensation expense of $13.1 million and $11.2 million for the three months ended September 30, 2008 and 2007, respectively, and $39.8 million and $25.5 million for the nine months ended September 30, 2008 and 2007, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates.

5.	ACQUISITIONS AND DIVESTITURES

Triad Acquisition

On July 25, 2007, the Company completed its acquisition of Triad Hospitals, Inc. (“Triad”) for approximately $6.857 billion, including the assumption of $1.686 billion of existing indebtedness. Triad owned and operated 50 hospitals in non-urban and middle market communities in 17 states, as well as the Republic of Ireland. Immediately following the acquisition, on a combined basis, the Company owned and operated 128 hospitals in 28 states, as well as the Republic of Ireland. As of December 31, 2007, two hospitals acquired from Triad had been sold and six hospitals acquired from Triad were classified as held for sale. During the nine months ended September 30, 2008, the Company completed the sale of five of the six former Triad hospitals held for sale at December 31, 2007. The Company also provides management and consulting services on a contract basis to independent hospitals, through its subsidiary, Quorum Health Resources, LLC, which was acquired as part of the acquisition of Triad.

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

The allocation process required the analysis of acquired fixed assets, contracts, contractual commitments, and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. The Company completed the allocation of the total cost of the Triad acquisition in the third quarter of 2008, resulting in approximately $2.790 billion of goodwill being recorded.

Other Acquisitions

Effective April 1, 2007, the Company completed its acquisition of Lincoln General Hospital (157 licensed beds), located in Ruston, Louisiana. The total consideration for this hospital was approximately $48.2 million, of which $44.7 million was paid in cash and $3.5 million was assumed in liabilities. On May 1, 2007, the Company completed its acquisition of Porter Health (301 licensed beds), located in Valparaiso, Indiana, with a satellite campus in Portage, Indiana and outpatient medical campuses located in Chesterton, Demotte, and Hebron, Indiana.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As part of this acquisition, the Company has agreed to construct a 225-bed replacement facility for the Valparaiso hospital no later than April 2011. The total consideration for Porter Health was approximately $113.2 million, of which $88.9 million was paid in cash and $24.3 million was assumed in liabilities. The Company’s purchase price allocation relating to these acquisitions resulted in approximately $6.3 million of goodwill being recorded.

Effective June 30, 2008, the Company acquired the remaining 35% equity interest in Affinity Health Systems, LLC which indirectly owns and operates Trinity Medical Center (560 licensed beds) in Birmingham, Alabama, from Baptist Health Systems, Inc. of Birmingham, Alabama (“Baptist”), giving the Company 100% ownership of that facility. The purchase price for this minority interest was $51.5 million in cash and the cancellation of a promissory note issued by Baptist to Affinity Health Systems, LLC in the original principal amount of $32.8 million.

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

As of September 30, 2008, the Company had one hospital classified as held for sale.

In connection with the above actions and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the results of operations of the above mentioned hospitals as discontinued operations in the accompanying condensed consolidated statements of income.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net operating revenues and income (loss) on discontinued operations for the respective periods are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net operating revenues	$19,669	$145,496	$144,787	$246,478

Income (loss) from operations of hospitals sold or held for sale before income taxes	(1,064)	(9,487)	(5,247)	(13,970)
Gain (loss) on sale of hospitals	—	(3,735)	17,687	(3,735)

Income (loss) from discontinued operations, before taxes	(1,064)	(13,222)	12,440	(17,705)
Income tax expense (benefit)	26	3,983	(6,707)	5,706

Income (loss) from discontinued operations, net of tax	$(1,038)	$(9,239)	$5,733	$(11,999)

The computation of income (loss) from discontinued operations, before taxes, for the nine months ended September 30, 2008 includes the net write-off of $96.3 million of tangible assets and $32.5 million of goodwill (including $21.3 million of goodwill included in non-current assets held for sale at December 31, 2007) at the hospitals sold during the nine months ended September 30, 2008.

Interest expense was allocated to discontinued operations based on estimated sale proceeds available for debt repayment.

The assets and liabilities of one hospital held for sale as of September 30, 2008 are included in the accompanying condensed consolidated balance sheet as follows: current assets of $16.8 million, included in other current assets; net property and equipment of $35.1 million and other long-term assets of $1.6 million, included in other assets; and current liabilities of $20.1 million, included in other accrued liabilities.

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

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, is approximately $6.3 million as of September 30, 2008. It is the Company’s policy to recognize interest and penalties accrued related to unrecognized benefits in its condensed consolidated statements of income as income tax expense. During the three months and nine months ended September 30, 2008, the Company recorded approximately $0.2 million and $0.6 million, respectively, in interest and penalties related to prior state income tax returns through its income tax provision from continuing operations and which are included in its FIN 48 liability at September 30, 2008. A total of approximately $1.9 million of interest and penalties is included in the amount of FIN 48 liability at September 30, 2008.

The Company’s unrecognized tax benefits consist primarily of state exposure items. The Company believes that it is reasonably possible that approximately $1.2 million of its current unrecognized tax benefit may decrease within the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations for years prior to 2003.

The IRS has concluded an examination of the federal income tax returns of Triad for the short taxable years ended April 27, 2001, September 30, 2001 and December 31, 2001, and the taxable years ended December 31, 2002 and 2003. The Company has received a closing letter from the IRS with respect to the examination for those tax years. The settlement was not material to the Company’s consolidated results of operations or consolidated financial position.

Cash paid for income taxes, net of refunds received, resulted in a net cash refund of $3.2 million and $52.4 million for the three and nine months ended September 30, 2008, respectively, and net cash paid of $55.4 million and $84.8 million for the three and nine months ended September 30, 2007, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2008, are as follows (in thousands):

Balance as of December 31, 2007	$4,247,714
Goodwill acquired as part of acquisitions during 2008	26,348
Consideration adjustments and purchase price allocation adjustments for acquisitions in 2007	(111,234)
Goodwill written-off as part of disposals	(11,341)

Balance as of September 30, 2008	$4,151,487

SFAS No. 142 requires that goodwill be allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). At September 30, 2008, the hospital operations, home health agencies and hospital management services reporting units had $4.086 billion, $32.0 million and $33.3 million, respectively, of goodwill.

The Company completes its annual impairment test in the fourth quarter of each year using a measurement date of September 30. The Company completed its most recent annual goodwill impairment test as required by SFAS No. 142, “Goodwill and Other Intangible Assets,” during 2007. Based on the results of the impairment test, the Company was not required to recognize an impairment of goodwill in 2007.

The gross carrying amount of the Company’s other intangible assets subject to amortization was $67.5 million at September 30, 2008 and $76.3 million at December 31, 2007, and the net carrying amount was $53.5 million at September 30, 2008 and $62.7 million at December 31, 2007. The carrying amount of the Company’s other intangible assets not subject to amortization was $37.9 million and $118.3 million at September 30, 2008 and December 31, 2007, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets.

The weighted-average amortization period for the intangible assets subject to amortization is approximately ten years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets during the three months ended September 30, 2008 and 2007 was $0.7 million and $2.4 million, respectively. Amortization expense on these intangible assets during the nine months ended September 30, 2008 and 2007 was $3.9 million and $3.4 million, respectively. Amortization expense on intangible assets is estimated to be $2.1 million for the remainder of 2008, $11.6 million in 2009, $9.8 million in 2010, $4.6 million in 2011, $3.6 million in 2012, and $21.5 million in 2013 and thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted income from continuing operations per share (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Numerator:
Numerator for basic earnings per share —
Income from continuing operations available to common stockholders — basic	$51,422	$19,699	$152,671	$130,546

Numerator for diluted earnings per share —
Income from continuing operations available to common stockholders — diluted	$51,422	$19,699	$152,671	$130,546

Denominator:
Weighted-average number of shares outstanding — basic	94,044,564	93,651,645	93,995,343	93,467,608
Effect of dilutive securities:
Non-employee director options	—	—	—	3,942
Restricted stock awards	318,447	286,473	265,091	169,850
Employee options	796,608	903,631	845,681	922,005

Weighted-average number of shares outstanding — diluted	95,159,619	94,841,749	95,106,115	94,563,405

Dilutive securities outstanding not included in the computation of earning per share because their effect is antidilutive:
Employee options	3,677,807	3,601,075	3,859,669	2,186,571

9.	STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which are outstanding as of September 30, 2008, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On December 13, 2006, the Company commenced an open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $200 million in repurchases. This program will conclude at the earlier of three years or when the maximum number of shares has been repurchased. During the nine months ended September 30, 2008, the Company repurchased 517,000 shares at a weighted-average price of $33.03 per share, which is the cumulative number of shares that have been repurchased under this program.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	COMPREHENSIVE INCOME (LOSS)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net income	$50,384	$10,460	$158,404	$118,547
Net change in fair value of interest rate swaps	(15,528)	(38,036)	(10,714)	(28,236)
Net change in fair value of available for sale securities	(386)	(37)	(1,244)	(13)
Amortization of unrecognized pension components	440	1,250	328	1,250

Comprehensive income (loss)	$34,910	$(26,363)	$146,774	$91,548

The net change in fair value of the interest rate swaps, the net change in fair value of available for sale securities and amortization of unrecognized pension cost components are included in accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets.

11.	EQUITY INVESTMENTS

The Company owns equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest; an equity interest of 38.0% in three hospitals in Macon, Georgia in which HCA, Inc. owns the majority interest; and an equity interest of 50.0% in a hospital in El Dorado, Arkansas in which the SHARE Foundation, a not-for-profit foundation, owns the remaining 50.0%. These equity investments were acquired as part of the acquisition of Triad. The Company uses the equity method of accounting for its investments in these entities. During the three months ended September 30, 2008, the Company adjusted the carrying amount of these equity investments based on the final Triad asset valuations. The difference between the fair value of these equity investments and the underlying equity in net assets is approximately $128.1 million and represents goodwill under the equity method of accounting. The Company’s investment in unconsolidated affiliates is $415.8 million and $267.8 million at September 30, 2008 and December 31, 2007, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is $8.7 million and $32.1 million, respectively, for the three and nine months ended September 30, 2008, and $14.3 million for the three and nine months ended September 30, 2007, representing the Company’s equity in pre-tax earnings from investments in unconsolidated affiliates during our period of ownership.

Summarized combined financial information for the three months and nine months ended September 30, 2008 and 2007, for the unconsolidated entities in which the Company owns an equity interest is as follows (in thousands):

			Three and
	Three Months Ended	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2008	September 30, 2007

Revenues	$351,378	$1,074,740	$213,037
Operating costs and expenses	324,536	966,450	186,934
Net income	29,865	118,142	21,902

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	LONG-TERM DEBT

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

On December 16, 2004, the Company issued $300 million 6.50% senior subordinated notes due 2012. On April 8, 2005, the Company exchanged these notes for notes having substantially the same terms as the outstanding notes, except the exchanged notes were registered under the Securities Act of 1933, as amended (the “1933 Act”). These exchanged notes were repaid in 2007.

New Credit Facility and Notes

On July 25, 2007, the New Credit Facility was entered into with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The New Credit Facility consists of a $6.065 billion funded term loan facility with a maturity of seven years, a $400 million delayed draw term loan facility with a maturity of seven years and a $750 million revolving credit facility with a maturity of nine years. As of December 31, 2007, the $400 million delayed draw term loan facility had been reduced to $300 million at the request of the Company. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. In connection with the consummation of the acquisition of Triad, the Company used a portion of the net proceeds from its New Credit Facility and the Notes offering to repay its outstanding debt under the Terminated Credit Facility, the 6.50% senior subordinated notes due 2012 and certain of Triad’s existing indebtedness. During the third quarter of 2007, the Company recorded a pre-tax write-off of approximately $13.9 million in deferred loan costs relative to the early extinguishment of the debt under the Terminated Credit Facility and incurred tender and solicitation fees of approximately $13.4 million on the early repayment of the Company’s $300 million aggregate principal amount of 6.50% senior subordinated notes due 2012 through a cash tender offer and consent solicitation.

The New Credit Facility requires quarterly amortization payments of each term loan facility equal to 0.25% of the outstanding amount of the term loans, if any, with the outstanding principal balance payable on July 25, 2014.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

CHS has agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to Eurodollar rate loans under the revolving credit facility times the maximum aggregate amount available to be drawn under all letters of credit outstanding under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit will also receive a customary fronting fee and other customary processing charges. CHS is initially obligated to pay commitment fees of 0.50% per annum (subject to reduction based upon the Company’s leverage ratio) on the unused portion of the revolving credit facility. For purposes of this calculation, swingline loans are not treated as usage of the revolving credit facility. CHS is also obligated to pay commitment fees of 0.50% per annum for the first nine months after the closing of the New Credit Facility, 0.75% per annum for the next three months thereafter and 1.0% per annum thereafter, in each case on the unused amount of the delayed draw term loan facility. The Company paid arrangement fees on the closing of the New Credit Facility and will pay an annual administrative agent fee.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Notes were issued by CHS in connection with the Triad acquisition in the principal amount of $3.021 billion. These Notes will mature on July 15, 2015. The Notes bear interest at the rate of 8.875% per annum, payable semiannually in arrears on January 15 and July 15, commencing January 15, 2008. Interest on the Notes accrues from the date of original issuance. Interest is calculated on the basis of 360-day year comprised of twelve 30-day months.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the nine months ended September 30, 2008, the Company repurchased on the open market and cancelled $62.7 million of principal amount of the Notes. This resulted in a loss from early extinguishment of debt of $1.3 million with an after-tax impact of $0.9 million.

As of September 30, 2008, the availability for additional borrowings under the New Credit Facility was $1.050 billion (consisting of a $750 million revolving credit facility and a $300 million delayed draw term loan facility), of which $78.3 million was set aside for outstanding letters of credit. CHS also has the ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) under the New Credit Facility which has not yet been accessed. CHS also has the ability to amend the New Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $600 million, which CHS has not yet accessed. As of September 30, 2008, the weighted-average interest rate under the New Credit Facility was 5.4%.

Cash paid for interest, net of interest income, was $232.4 million and $54.7 million during the three months ended September 30, 2008 and 2007, respectively, and $558.8 million and $115.0 million during the nine months ended September 30, 2008 and 2007, respectively.

13.	FAIR VALUE

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

In February 2008, the FASB issued FASB Statement of Position No. 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”). FSP 157-2 deferred the effective date of the provisions of SFAS No. 157 for all non-financial assets and non-financial liabilities that are not recognized or disclosed at fair value on a recurring basis to fiscal years beginning after November 15, 2008, and will be adopted by the Company in the first quarter of 2009. The Company is currently assessing the potential impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its consolidated financial position and consolidated results of operations.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 30, 2008 (in thousands):

	September 30,
	2008	Level 1	Level 2	Level 3

Available-for-sale securities	$7,694	$7,694	$—	$—
Trading securities	29,926	29,926	—	—

Total assets	$37,620	$37,620	$—	$—

Fair value of interest rate swap agreements	$145,693	$—	$145,693	$—
Contractual obligation	$61,000	$—	$—	$61,000

Total liabilities	$206,693	$—	$145,693	$61,000

Available-for-sale securities and trading securities classified as Level 1 are measured using quoted market prices. The fair value of the Company’s interest rate swap agreements are classified as Level 2, and are estimated using an income approach based on the LIBOR swap rate, which is observable at commonly quoted intervals for the full terms of the swap agreements. The contractual obligation recorded during the three months ended September 30, 2008, represents the fair value of a liability assumed in connection with a business combination.

14.	RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This standard will require more assets and liabilities to be recorded at fair value and will require expense recognition (rather than capitalization) of certain pre-acquisition costs. This standard also will require any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this standard requires this treatment of acquired deferred tax assets and liabilities also be applied to acquisitions occurring prior to the effective date of this standard. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is required to be adopted prospectively with no early adoption permitted. SFAS No. 141(R) will be adopted by the Company in the first quarter of 2009. The Company does not currently have on its balance sheet any material deferred costs related to prospective acquisitions that would be required to be expensed upon the adoption of SFAS No. 141(R). Any outstanding deferred costs will be expensed in 2009 for any acquisitions that are not closed by December 31, 2008. Furthermore, the impact of SFAS No. 141(R) on the Company’s consolidated results of operations or consolidated financial position in future periods will be largely dependent on the number of acquisitions pursued by the Company; however, it is not anticipated at this time that such impact will be material.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

15.	SEGMENT INFORMATION

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

The distribution between reportable segments of the Company’s revenues and income from continuing operations before income taxes is summarized in the following tables (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Revenues:
Hospital operations	$2,714,974	$2,196,408	$8,009,271	$4,499,143
Corporate and all other	57,886	50,601	181,743	100,009

	$2,772,860	$2,247,009	$8,191,014	$4,599,152

Income from continuing operations before income taxes:
Hospital operations	$116,456	$86,761	$352,920	$307,617
Corporate and all other	(32,843)	(55,390)	(104,675)	(96,011)

	$83,613	$31,371	$248,245	$211,606

16.	CONTINGENCIES

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

In a letter dated October 4, 2007, the Civil Division of the Department of Justice notified the Company that, as a result of an investigation into the way in which different state Medicaid programs apply to the federal government

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients, it believes the Company and three of its New Mexico hospitals have caused the State of New Mexico to submit improper claims for federal funds in violation of the federal False Claims Act. In a letter dated January 22, 2008, the Civil Division notified the Company that based on its investigation, it has calculated that these three hospitals received ineligible federal participation payments from August 2000 to September 2006 of approximately $27.5 million. The Civil Division also advised the Company that were it to proceed to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the False Claims Act. On May 28, 2008, the Company received a letter from the Office of the U.S. Attorney for the State of New Mexico requesting additional information. The Company is in the process of responding to the government. The Company continues to believe that it has not violated the False Claims Act, and is continuing discussions with the Civil Division in an effort to resolve this matter.

17.	SUBSEQUENT EVENTS

On October 1, 2008, the Company completed its acquisition of Deaconess Medical Center (388 licensed beds) and Valley Hospital and Medical Center (123 licensed beds), located in Spokane, Washington, from Empire Health Services. The total consideration for these hospitals was approximately $175.1 million, of which approximately $149.2 million was paid in cash and $25.9 million was assumed in liabilities.

During October 2008, the Company repurchased 2,500,000 shares of its common stock under its open market repurchase program (see Note 9) at a weighted-average price of $20.73 per share. Also, during October 2008, the Company repurchased on the open market and cancelled $42.8 million of principal amount of the Notes.

18.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the consummation of the Triad acquisition in July 2007, the Company obtained $7.215 billion of senior secured financing under the New Credit Facility and CHS issued the Notes in the aggregate principal amount of $3.021 billion. The Notes are senior unsecured obligations of CHS and are guaranteed on a senior basis by the Company and by certain existing and subsequently acquired or organized 100% owned domestic subsidiaries.

The Notes are fully and unconditionally guaranteed on a joint and several basis. The following condensed consolidating financial statements present Community Health Systems, Inc. (as parent guarantor), CHS (as the issuer), the subsidiary guarantors, the subsidiary non-guarantors and eliminations. These supplemental condensed consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered”.

The presentation of intercompany balances and allocated income tax expense in the Company’s previously issued supplemental condensed consolidating financial statements is being corrected as follows:

•	Intercompany receivables and payables are presented gross in the supplemental consolidating balance sheets; the intercompany balances were previously reported net as “intercompany (receivable) payable”. In addition, a portion of the intercompany (receivable) payable was netted against “long-term debt payable (receivable)” of the issuer and other guarantors.

•	Cash flows from intercompany transactions are presented in cash flows from financing activities, as changes in intercompany balances with affiliates, net; these cash flows were previous reported in cash flows from operating activities as “advances to subsidiaries, net of return of investment” and “other” operating cash flows.

•	Income tax expense is allocated from the parent guarantor to the income producing operations (other guarantors and non-guarantors) and the issuer through a deemed capital contribution; income tax expense

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company’s intercompany activity consists primarily of daily cash transfers for purposes of cash management, the allocation of certain expenses and expenditures paid for by the parent on behalf of the subsidiaries, and the push down of investment in its subsidiaries. The Company’s subsidiaries generally do not purchase services from one another and therefore the intercompany transactions do not represent revenue generating transactions. All intercompany transactions eliminate in consolidation. Therefore, the aforementioned corrections do not impact the Company’s consolidated balance sheet, consolidated statement of income or consolidated statement of cash flows for any period presented. Management believes the effects of these corrections are not material to the Company’s previously issued consolidated financial statements and intends, for those prior period supplemental condensed consolidating financial statements not presented as part of this footnote, to reflect these corrections in future filings whenever such supplemental condensed consolidating financial statements are included. The following table discloses the impact of these corrections on each of the respective line items of the supplemental condensed consolidating financial statements as of and for the periods ending September 30, 2007 (in thousands).

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Condensed Consolidating Balance Sheet
As of September 30, 2007
As reported
Prepaid expenses and taxes(1)	$—	$—	$160,897	$39,477	$—	$200,374
Total current assets	53,157	—	1,697,012	959,615	—	2,709,784
Intercompany receivables (non-current)	—	—	—	—	—	—
Goodwill	—	—	3,456,057	590,756		4,046,813
Net investment in subsidiaries	1,248,497	1,290,709	1,480,483	—	(4,019,689)	—
Total Assets	1,301,654	1,490,546	10,566,213	4,099,973	(4,019,689)	13,438,697
Long-term debt	4	9,026,440	210,620	(153,681)	—	9,083,383
Intercompany payables (non-current)	—	—	—	—	—	—
Additional paid-in capital	1,227,623	—	—	—	—	1,227,623
Retained earnings	646,203	1,269,694	1,291,211	1,673,391	(4,234,296)	646,203
Total stockholders’ equity	1,846,913	1,248,493	1,284,932	1,673,393	(4,206,818)	1,846,913
Total liabilities and stockholders’ equity	1,301,654	1,490,546	10,566,213	4,099,973	(4,019,689)	13,438,697

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

As adjusted(2)
Prepaid expenses and taxes	104,832	—	54,914	40,628	—	200,374
Total current assets	157,989	—	1,558,735	993,060	—	2,709,784
Intercompany receivables (non-current)	936,148	9,024,139	8,611,864	4,666,546	(23,238,697)	—
Goodwill	—	—	2,365,710	1,681,103	—	4,046,813
Net investment in subsidiaries	1,175,838	3,966,843	2,340,306	—	(7,482,987)	—
Total Assets	2,269,975	13,190,819	18,742,674	9,956,913	(30,721,684)	13,438,697
Long-term debt	4	9,026,440	37,941	18,998	—	9,083,383
Intercompany payables (non-current)	93,649	2,819,804	16,563,659	9,016,593	(28,493,705)	—
Additional paid-in capital	1,227,623	457,890	469,654	—	(927,544)	1,227,623
Retained earnings	646,203	734,532	753,403	(160,022)	(1,327,913)	646,203
Total stockholders’ equity	1,846,913	1,171,221	1,216,778	(160,020)	(2,227,979)	1,846,913
Total liabilities and stockholders’ equity	2,269,975	13,190,819	18,742,674	9,956,913	(30,721,684)	13,438,697

Condensed Consolidating Statement of Cash Flows
For the nine months ended September 30, 2007
As reported
Net cash provided by (used in) operating activities	289,866	(454,841)	481,874	87,751	—	404,650
Changes in intercompany balances with affiliates, net	—	—	—	—	—	—
(Repayments) borrowings of long-term indebtedness	(299,996)	(1,719,000)	(23,568)	(21,068)	—	(2,063,632)
Net cash provided by (used in) financing activities	(289,866)	7,284,373	(23,568)	15,804	—	6,986,743
As adjusted(2)
Net cash provided by (used in) operating activities	(117,277)	95,115	370,813	55,999	—	404,650
Changes in intercompany balances with affiliates, net	407,143	(549,956)	133,807	9,006	—	—
(Repayments) borrowings of long-term indebtedness	(299,996)	(1,719,000)	(23,402)	(21,234)	—	(2,063,632)
Net cash provided by (used in) financing activities	117,277	6,734,417	110,405	24,644	—	6,986,743

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Condensed Consolidating Statement of Income
For the three months ended September 30, 2007
As reported
Interest expense, net	—	—	141,146	(1,639)	—	139,507
Other operating expenses	—	—	309,842	139,981	—	449,823
Equity in earnings of unconsolidated affiliates	(20,040)	(47,331)	(5,047)	—	72,418	—
Income (loss) from continuing operations before income taxes	20,040	20,040	45,303	12,885	(72,418)	25,850
Provision for income taxes	9,580	—	—	—	—	9,580
Income (loss) from continuing operations	10,460	20,040	45,303	12,885	(72,418)	16,270
Net income	10,460	20,040	45,303	7,075	(72,418)	10,460
As adjusted(2)
Interest expense, net	—	9,962	117,655	7,543	—	135,160
Other operating expenses	—	—	283,139	156,453	—	439,592
Equity in earnings of unconsolidated affiliates	(10,460)	(40,299)	5,091	—	31,384	(14,284)
Income (loss) from continuing operations before income taxes	10,460	3,046	65,364	(16,115)	(31,384)	31,371
Provision for income taxes	—	(7,414)	25,284	(6,198)	—	11,672
Income (loss) from continuing operations	10,460	10,460	40,080	(9,917)	(31,384)	19,699
Net income	10,460	10,460	40,080	(19,156)	(31,384)	10,460

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Condensed Consolidating Statement of Income
For the nine months ended September 30, 2007
As reported
Interest expense, net	—	—	191,803	9,263	—	201,066
Other operating expenses	—	—	698,683	252,024	—	950,707
Equity in earnings of unconsolidated affiliates	(195,820)	(223,111)	(1,088)	—	420,019	—
Income (loss) from continuing operations before income taxes	195,820	195,820	222,078	7,981	(420,019)	201,680
Provision for income taxes	77,273	—	—	—	—	77,273
Income (loss) from continuing operations	118,547	195,820	222,078	7,981	(420,019)	124,407
Net income	118,547	195,820	222,078	2,121	(420,019)	118,547
As adjusted(1)
Interest expense, net	—	13,736	158,064	20,977	—	192,777
Other operating expenses	—	—	648,637	272,100	—	920,737
Equity in earnings of unconsolidated affiliates	(118,547)	(154,956)	15,230	—	243,989	(14,284)
Income (loss) from continuing operations before income taxes	118,547	113,929	249,875	(26,756)	(243,989)	211,606
Provision for income taxes	—	(4,618)	95,952	(10,274)	—	81,060
Income (loss) from continuing operations	118,547	118,547	153,923	(16,482)	(243,989)	130,546
Net income	118,547	118,547	153,923	(28,481)	(243,989)	118,547

(1)	Prepaid expenses and prepaid taxes were previously reported separately and have been reported together in this schedule to conform with the current presentation.

(2)	Includes effects of reclassification for discontinued operations and for conforming corrections as applied to other periods presented.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
September 30, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$—	$—	$304,892	$36,992	$—	$341,884
Patient accounts receivable, net of allowance	—	—	1,018,623	624,197	—	1,642,820
Supplies	—	—	166,317	101,003	—	267,320
Deferred income taxes	111,101	—	—	—	—	111,101
Prepaid expenses and taxes	—	156	89,811	1,272	—	91,239
Other current assets	—	560	105,397	91,830	—	197,787

Total current assets	111,101	716	1,685,040	855,294	—	2,652,151

Intercompany receivable	1,037,633	8,880,703	10,150,657	3,166,520	(23,235,513)	—

Property and equipment, net	—	—	3,498,364	2,246,102	—	5,744,466

Goodwill	—	—	2,445,928	1,705,559	—	4,151,487

Other assets, net	—	177,929	347,260	514,111	—	1,039,300

Net investment in subsidiaries	1,250,154	4,612,813	2,448,504	—	(8,311,471)	—

Total assets	$2,398,888	$13,672,161	$20,575,753	$8,487,586	$(31,546,984)	$13,587,404

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$13,235	$6,412	$—	$19,647
Accounts payable	—	66	327,861	149,137	—	477,064
Current income taxes payable	38,312	—	—	—	—	38,312
Accrued liabilities	12,126	—	454,280	344,605	—	811,011
Interest payable (receivable)	—	82,090	1,180	(421)	—	82,849

Total current liabilities	50,438	82,156	796,556	499,733	—	1,428,883

Long-term debt payable (receivable)	4	8,825,296	56,391	7,091	—	8,888,782

Intercompany payable	23,306	3,376,337	18,256,699	7,662,455	(29,318,797)	—

Deferred income taxes	433,009	—	—	—	—	433,009

Other long-term liabilities	16,223	138,222	230,180	232,725	—	617,350

Minority interests in equity of consolidated subsidiaries	—	—	7,153	336,319	—	343,472

Stockholders’ equity
Preferred stock	—	—	—	—	—	—
Common stock	967	—	1	2	(3)	967
Additional paid-in capital	1,258,637	517,254	474,966	—	(992,220)	1,258,637
Treasury stock, at cost, 975,549 shares	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive income (loss)	(93,367)	(93,367)	(4,905)	—	98,272	(93,367)
Retained earnings	716,349	826,263	758,712	(250,739)	(1,334,236)	716,349

Total stockholders’ equity	1,875,908	1,250,150	1,228,774	(250,737)	(2,228,187)	1,875,908

Total liabilities and stockholders’ equity	$2,398,888	$13,672,161	$20,575,753	$8,487,586	$(31,546,984)	$13,587,404

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2007

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands, except share data)

ASSETS
Current assets
Cash and cash equivalents	$—	$—	$114,075	$18,799	$—	$132,874
Patient accounts receivable, net of allowance for doubtful accounts	—	—	954,106	579,692	—	1,533,798
Supplies	—	—	163,961	98,942	—	262,903
Deferred income taxes	113,741	—	—	—	—	113,741
Prepaid expenses and taxes	99,417	102	57,316	12,921	—	169,756
Other current assets	—	—	129,147	210,679	—	339,826

Total current assets	213,158	102	1,418,605	921,033	—	2,552,898

Intercompany receivable	1,085,684	9,129,859	18,854,467	884,296	(29,954,306)	—

Property and equipment, net	—	—	3,667,487	1,845,087	—	5,512,574

Goodwill	—	—	2,259,113	1,988,601	—	4,247,714

Other assets, net	—	189,140	276,589	714,728	—	1,180,457

Net investment in subsidiaries	957,750	4,168,316	2,485,035	—	(7,611,101)	—

Total assets	$2,256,592	$13,487,417	$28,961,296	$6,353,745	$(37,565,407)	$13,493,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$16,603	$4,107	$—	$20,710
Accounts payable	—	19	276,503	216,171	—	492,693
Current income taxes payable	—	—	—	—	—	—
Deferred income taxes — current	—	—	—	—	—	—
Accrued liabilities	—	—	437,808	342,892	—	780,700
Interest payable (receivable)	—	153,085	8,042	(7,295)	—	153,832

Total current liabilities	—	153,104	738,956	555,875	—	1,447,935

Long-term debt payable	4	8,987,090	62,792	27,481	—	9,077,367

Intercompany payable	137,837	3,267,993	27,008,767	5,378,021	(35,792,618)	—

Deferred income taxes	407,947	—	—	—	—	407,947

Other long-term liabilities	—	121,482	188,316	173,661	—	483,459

Minority interests in equity of consolidated subsidiaries	—	—	13,491	352,640	—	366,131

Stockholders’ equity
Preferred stock	—	—	—	—	—	—
Common stock	966	—	1	2	(3)	966
Additional paid-in capital	1,240,308	434,505	398,338	—	(832,843)	1,240,308
Treasury stock, at cost, 975,549 shares	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive income (loss)	(81,737)	(81,737)	(3,989)	—	85,726	(81,737)
Retained earnings	557,945	604,980	554,624	(133,935)	(1,025,669)	557,945

Total stockholders’ equity	1,710,804	957,748	948,974	(133,933)	(1,772,789)	1,710,804

Total liabilities and stockholders’ equity	$2,256,592	$13,487,417	$28,961,296	$6,353,745	$(37,565,407)	$13,493,643

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
Three Months Ended September 30, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$1,709,941	$1,062,919	$—	$2,772,860

Operating costs and expenses:
Salaries and benefits	—	—	637,464	454,262	—	1,091,726
Provision for bad debts	—	—	206,030	120,183	—	326,213
Supplies	—	—	221,195	161,947	—	383,142
Other operating expenses	—	—	308,042	221,321	—	529,363
Rent	—	—	29,164	29,678	—	58,842
Depreciation and amortization	—	—	80,720	49,787	—	130,507

	—	—	1,482,615	1,037,178	—	2,519,793

Income from operations	—	—	227,326	25,741	—	253,067
Interest expense, net	—	25,074	133,799	8,912	—	167,785
Loss from early extinguishment of debt	—	—	—	—	—	—
Minority interest in earnings	—	—	510	9,850	—	10,360
Equity in earnings of subsidiary	(50,384)	(64,641)	(11,719)	—	118,053	(8,691)

Income (loss) from continuing operations before income taxes	50,384	39,567	104,736	6,979	(118,053)	83,613
Provision for income taxes	—	(10,817)	40,324	2,684	—	32,191

Income (loss) from continuing operations	50,384	50,384	64,412	4,295	(118,053)	51,422
Discontinued operations, net of taxes:
Income (loss) from operations of hospitals sold and held for sale	—	—	—	(1,038)	—	(1,038)
Gain (loss) on sale of hospitals, net	—	—	—	—	—	—

Income (loss) on discontinued operations	—	—	—	(1,038)	—	(1,038)

Net income	$50,384	$50,384	$64,412	$3,257	$(118,053)	$50,384

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
Three Months Ended September 30, 2007

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$1,521,900	$725,109	$—	$2,247,009

Operating costs and expenses:
Salaries and benefits	—	—	572,667	330,757	—	903,424
Provision for bad debts	—	—	187,492	78,788	—	266,280
Supplies	—	—	195,429	109,500	—	304,929
Other operating expenses	—	—	283,139	156,453	—	439,592
Rent	—	—	26,474	20,769	—	47,243
Depreciation and amortization	—	—	67,876	32,756	—	100,632

	—	—	1,333,077	729,023	—	2,062,100

Income from operations	—	—	188,823	(3,914)	—	184,909
Interest expense, net	—	9,962	117,655	7,543	—	135,160
Loss from early extinguishment of debt	—	27,291	—	—	—	27,291
Minority interest in earnings	—	—	713	4,658	—	5,371
Equity in earnings of subsidiary	(10,460)	(40,299)	5,091	—	31,384	(14,284)

Income (loss) from continuing operations before income taxes	10,460	3,046	65,364	(16,115)	(31,384)	31,371
Provision for income taxes	—	(7,414)	25,284	(6,198)	—	11,672

Income (loss) from continuing operations	10,460	10,460	40,080	(9,917)	(31,384)	19,699
Discontinued operations, net of taxes:
Income (loss) from operations of hospitals sold and held for sale	—	—	—	(6,811)	—	(6,811)
Gain (loss) on sale of hospitals, net	—	—	—	(2,428)	—	(2,428)

Income (loss) on discontinued operations	—	—	—	(9,239)	—	(9,239)

Net income	$10,460	$10,460	$40,080	$(19,156)	$(31,384)	$10,460

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$5,057,176	$3,133,838	$—	$8,191,014

Operating costs and expenses:
Salaries and benefits	—	—	1,899,228	1,359,644	—	3,258,872
Provision for bad debts	—	—	584,292	330,046	—	914,338
Supplies	—	—	669,709	477,428	—	1,147,137
Other operating expenses	—	—	909,085	672,543	—	1,581,628
Rent	—	—	90,323	86,855	—	177,178
Depreciation and amortization	—	—	235,618	142,546	—	378,164

	—	—	4,388,255	3,069,062	—	7,457,317

Income from operations	—	—	668,921	64,776	—	733,697
Interest expense, net	—	52,596	401,483	33,769	—	487,848
Loss from early extinguishment of debt	—	1,328	—	—	—	1,328
Minority interest in earnings	—	—	(174)	28,533	—	28,359
Equity in earnings of subsidiary	(158,404)	(189,020)	(38,705)	—	354,046	(32,083)

Income (loss) from continuing operations before income taxes	158,404	135,096	306,317	2,474	(354,046)	248,245
Provision for income taxes	—	(23,308)	117,932	950	—	95,574

Income (loss) from continuing operations	158,404	158,404	188,385	1,524	(354,046)	152,671
Discontinued operations, net of taxes:
Income (loss) from operations of hospitals sold and held for sale	—	—	—	(3,847)	—	(3,847)
Gain (loss) on sale of hospitals, net	—	—	—	9,580	—	9,580

Income (loss) on discontinued operations	—	—	—	5,733	—	5,733

Net income	$158,404	$158,404	$188,385	$7,257	$(354,046)	$158,404

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2007

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$3,374,157	$1,224,995	$—	$4,599,152

Operating costs and expenses:
Salaries and benefits	—	—	1,272,902	566,133	—	1,839,035
Provision for bad debts	—	—	406,297	129,857	—	536,154
Supplies	—	—	409,973	169,598	—	579,571
Other operating expenses	—	—	648,637	272,100	—	920,737
Rent	—	—	62,161	36,804	—	98,965
Depreciation and amortization	—	—	150,305	50,806	—	201,111

	—	—	2,950,275	1,225,298	—	4,175,573

Income from operations	—	—	423,882	(303)	—	423,579
Interest expense, net	—	13,736	158,064	20,977	—	192,777
Loss from early extinguishment of debt	—	27,291	—	—	—	27,291
Minority interest in earnings	—	—	713	5,476	—	6,189
Equity in earnings of subsidiary	(118,547)	(154,956)	15,230	—	243,989	(14,284)

Income (loss) from continuing operations before income taxes	118,547	113,929	249,875	(26,756)	(243,989)	211,606
Provision for income taxes	—	(4,618)	95,952	(10,274)	—	81,060

Income (loss) from continuing operations	118,547	118,547	153,923	(16,482)	(243,989)	130,546
Discontinued operations, net of taxes:
Income (loss) from operations of hospitals sold and held for sale	—	—	—	(9,571)	—	(9,571)
Gain (loss) on sale of hospitals, net	—	—	—	(2,428)	—	(2,428)

Income (loss) on discontinued operations	—	—	—	(11,999)	—	(11,999)

Net income	$118,547	$118,547	$153,923	$(28,481)	$(243,989)	$118,547

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities:
Net cash provided by(used in) operating activities	$75,635	$(90,495)	$671,418	$28,498	$—	$685,056

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(7,054)	(220)	—	(7,274)
Purchases of property and equipment	—	—	(323,169)	(128,240)	—	(451,409)
Proceeds from disposition of hospitals and other ancillary services	—	—	—	365,635	—	365,635
Proceeds from sale of property and equipment	—	—	11,833	2,131	—	13,964
Investment in other assets	—	(16,100)	(121,259)	(14,809)	—	(152,168)

Net cash provided by (used in) investing activities	—	(16,100)	(439,649)	224,497	—	(231,252)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,688	—	—	—	—	1,688
Stock buy-back	(17,096)	—	—	—	—	(17,096)
Excess tax benefits relating to stock-based compensation	1,278	—	—	—	—	1,278
Deferred financing costs	—	(2,569)	—	—	—	(2,569)
Proceeds from minority investors in joint ventures	—	—	—	11,652	—	11,652
Redemption of minority investments in joint ventures	—	—	—	(53,485)	—	(53,485)
Distributions to minority investors in joint ventures	—	—	—	(24,351)	—	(24,351)
Changes in intercompany balances with affiliates, net	(61,505)	270,958	(13,119)	(196,334)	—	—
Borrowings under credit agreement	—	25,000	—	31,787	(26,191)	30,596
(Repayments) borrowings of long-term indebtedness	—	(186,794)	(27,833)	(4,071)	26,191	(192,507)

Net cash provided by (used in) financing activities	(75,635)	106,595	(40,952)	(234,802)	—	(244,794)

Net change in cash and cash equivalents	—	—	190,817	18,193	—	209,010
Cash and cash equivalents at beginning of period	—	—	114,075	18,799	—	132,874

Cash and cash equivalents at end of period	$—	$—	$304,892	$36,992	$—	$341,884

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2007

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities:
Net cash provided by(used in) operating activities	$(117,277)	$95,115	$370,813	$55,999	$—	$404,650

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	(6,829,532)	(105,610)	(46,957)	—	(6,982,099)
Purchases of property and equipment	—	—	(253,233)	(25,310)	—	(278,543)
Proceeds from disposition of hospitals and other ancillary services	—	—	—	12,962	—	12,962
Proceeds from sale of property and equipment	—	—	502	99	—	601
Investment in other assets	—	—	(53,509)	(12,516)	—	(66,025)

Net cash provided by (used in) investing activities	—	(6,829,532)	(411,850)	(71,722)	—	(7,313,104)

Cash flows from financing activities:
Proceeds from exercise of stock options	7,804	—	—	—	—	7,804
Excess tax benefits relating to stock-based compensation	2,275	—	—	—	—	2,275
Deferred financing costs	—	(190,110)	—	—	—	(190,110)
Proceeds from minority investors in joint ventures	51	—	—	1,137	—	1,188
Redemption of minority investments in joint ventures	—	—	—	(1,339)	—	(1,339)
Distributions to minority investors in joint ventures	—	—	—	(2,774)	—	(2,774)
Changes in intercompany balances with affiliates, net	407,143	(549,956)	133,807	9,006	—	—
Borrowings under credit agreement	—	9,193,483	—	39,848	—	9,233,331
(Repayments) borrowings of long-term indebtedness	(299,996)	(1,719,000)	(23,402)	(21,234)	—	(2,063,632)

Net cash provided by (used in) financing activities	117,277	6,734,417	110,405	24,644	—	6,986,743

Net change in cash and cash equivalents	—	—	69,368	8,921	—	78,289
Cash and cash equivalents at beginning of period	—	—	28,560	12,006	—	40,566

Cash and cash equivalents at end of period	$—	$—	$97,928	$20,927	$—	$118,855

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Effective July 25, 2007, we completed our acquisition of Triad Hospitals, Inc., or “Triad,” for an aggregate consideration of $6.857 billion, including $1.686 billion of assumed indebtedness. In connection with this acquisition, one of our subsidiaries issued $3.021 billion principal amount of 8.875% senior notes due 2015 (the “Notes”) and we entered into a new $7.215 billion credit facility (the “New Credit Facility”) consisting of a $6.065 billion term loan, a $750 million revolving credit facility and a $400 million delayed draw term loan facility. The delayed draw term loan facility was subsequently reduced in the fourth quarter of 2007, per our request, from $400 million to $300 million. The proceeds of these financings were used to pay the cash consideration under the merger agreement and to refinance substantially all of both the assumed indebtedness and our existing indebtedness and to pay related fees and expenses. The revolving credit facility and the delayed draw term loan facility remain available to us for future acquisitions, working capital, and general corporate purposes. We believe the acquisition of Triad will continue to benefit us since it has expanded the number of markets we serve, expanded our operations into five states where we previously did not operate, and reduced our concentration of credit risk in any one state. We also believe that synergies obtained from eliminating duplicate corporate functions and centralizing many support functions will allow us to improve Triad’s margins. During the three and nine months ended September 30, 2008, we have realized approximately $38 million and $115 million, respectively, of our estimated synergies related to the Triad acquisition.

Since July 25, 2007, we have sold seven hospitals acquired from Triad and seven hospitals owned by us prior to our acquisition of Triad. Accordingly, these hospitals have been classified in discontinued operations in the condensed consolidated statements of income for the three and nine months ended September 30, 2008 and three and nine months ended September 30, 2007 to the extent that the hospitals were owned by us during the respective periods.

Effective June 30, 2008, we acquired the remaining 35% equity interest in Affinity Health Systems, LLC which indirectly owns and operates Trinity Medical Center (560 licensed beds) located in Birmingham, Alabama, from Baptist Health Systems, Inc. of Birmingham, Alabama (“Baptist”), giving us 100% ownership of that facility.

On October 1, 2008, subsequent to the end of the third quarter of 2008, we completed the acquisition of Deaconess Medical Center and Valley Hospital and Medical Center located in Spokane, Washington, from Empire Health Services. This represents our first hospital acquisition since the acquisition of Triad in July, 2007. We have completed our initial integration efforts related to Triad, and therefore selectively pursue additional favorable acquisition opportunities during the remainder of 2008 and into 2009.

In the quarter ended June 30, 2008, we were informed that we would not receive the full amount of previously estimated reimbursements under certain Indiana Medicaid programs. The reductions are due partly to the state not receiving a federal waiver for one of its programs and partly as a result of changes to its disproportionate share program which were different from what had previously been communicated to us. This represents an approximately $8.0 million reduction in expected payments from these programs on an annual basis.

For the three months ended September 30, 2008, we generated $2.773 billion in net operating revenues, a growth of 23.4% over the three months ended September 30, 2007, and $50.4 million of net income, an increase of 381.7% over the three months ended September 30, 2007. For the three months ended September 30, 2008, consolidated admissions increased 22.6% and adjusted admissions increased 21.9% over the three months ended September 30, 2007. The increases in net operating revenue and volume reflect our acquisition of the former Triad hospitals and improvements in revenue per adjusted admission.

For the nine months ended September 30, 2008, we generated $8.191 billion in net operating revenues, a growth of 78.1% over the nine months ended September 30, 2007, and $158.4 million of net income, an increase of 33.6% over the nine months ended September 30, 2007. For the nine months ended September 30, 2008, consolidated admissions increased 68.9% and adjusted admissions increased 63.9% over the nine months ended September 30, 2007. The increases in net operating revenue and volume reflect our acquisition of the former Triad hospitals and improvements in revenue per adjusted admission.

We believe there continues to be ample opportunity for growth in substantially all of our markets by decreasing the need for patients to travel outside their communities for health care services. Furthermore, we continue to benefit from synergies from the Triad acquisition and will continue to strive to improve operating efficiencies and procedures in order to improve our profitability at all of our hospitals.

Sources of Consolidated Net Operating Revenue

The following table presents the approximate percentages of net operating revenue derived from Medicare, Medicaid, managed care and other third party payors, and self-pay for the periods indicated. The data for the periods presented are not strictly comparable due to the significant effect that hospital acquisitions have had on these statistics.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Medicare	26.2%	27.8%	27.4%	29.0%
Medicaid	9.3%	10.5%	8.8%	10.7%
Managed Care and other third party payors	53.3%	50.9%	52.8%	48.7%
Self-pay	11.2%	10.8%	11.0%	11.6%

Total	100.0%	100.0%	100.0%	100.0%

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Adjustments related to final settlements that increased revenue were insignificant to both net operating revenue and net income in each of the three and nine months ended September 30, 2008 and 2007. In the future, we expect the percentage of revenues received from the Medicare program to increase due to the general aging of the population.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Consolidated(a)
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses(b)	(86.2)	(87.3)	(86.4)	(86.4)
Depreciation and amortization	(4.7)	(4.5)	(4.6)	(4.4)

Income from operations	9.1	8.2	9.0	9.2
Interest expense, net	(6.1)	(6.0)	(6.0)	(4.2)
Loss from early extinguishment of debt	—	(1.2)	—	(0.6)
Minority interest in earnings	(0.3)	(0.2)	(0.4)	(0.1)
Equity in earnings of unconsolidated affiliates	0.3	0.6	0.4	0.3

Income from continuing operations before income taxes	3.0	1.4	3.0	4.6
Provision for income taxes	(1.1)	(0.5)	(1.1)	(1.8)

Income from continuing operations	1.9	0.9	1.9	2.8
Loss on discontinued operations	(0.1)	(0.4)	—	(0.2)

Net income	1.8%	0.5%	1.9%	2.6%

	Three Months Ended	Nine Months Ended
	September 30,	September 30,
	2008	2008

Percentage increase (decrease) from same period prior year(a):
Net operating revenues	23.4%	78.1%
Admissions	22.6	68.9
Adjusted admissions(c)	21.9	63.9
Average length of stay	(2.4)	0.0
Net income(d)	381.7	33.6
Same-store percentage increase from same period prior year(a)(e):
Net operating revenues	8.2%	6.3%
Admissions	2.3	2.8
Adjusted admissions(c)	2.5	2.9

(a)	Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have restated our prior period financial statements and statistical results to reflect discontinued operations.

(b)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses.

(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Includes loss from operations of discontinued hospitals and gain on sale of discontinued hospitals.

(e)	Includes former Triad hospitals during the comparable periods and other acquired hospitals to the extent we operated them in both years.

Three months Ended September 30, 2008 Compared to Three months Ended September 30, 2007

Net operating revenues increased $525.9 million to $2.773 billion for the three months ended September 30, 2008, from $2.247 billion for the three months ended September 30, 2007. On a combined basis, the hospitals acquired in the Triad acquisition and growth from those hospitals owned throughout both periods contributed $514.8 million of that increase and $11.1 million was contributed by other hospitals acquired in 2007. On a same-store basis, including the former Triad hospitals during the comparable periods, this represents an increase in same-store net revenue of 8.2%. The increase from hospitals that we owned throughout both periods was attributable to volume increases, rate increases, payor mix and the acuity level of services provided.

On a consolidated basis, inpatient admissions increased by 22.6% and adjusted admissions increased by 21.9%. With respect to the increase in consolidated admissions, approximately 50.3% of the admissions were contributed from newly acquired hospitals, including those hospitals acquired from Triad, and 49.7% of the admissions were contributed by hospitals we owned throughout both periods. On a same-store basis, which includes the hospitals acquired from Triad, as if we owned them during both periods, admissions increased by 2.3% during the three months ended September 30, 2008.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, decreased to 86.2% for the three months ended September 30, 2008 compared to 87.3% for the three months ended September 30, 2007. Salaries and benefits, as a percentage of net operating revenues, decreased 0.8% to 39.4% for the three months ended September 30, 2008, compared to 40.2% for the three months ended September 30, 2007. This decrease is primarily the result of efficiency improvements realized at our hospitals owned throughout both periods. These improvements were offset by an increase in the number of employed physicians as well as an increase in salaries for certain IT employees who were previously treated as leased employees with related expense previously being included in other operating expense. Provision for bad debts, as a percentage of net operating revenues, decreased 0.1% to 11.8% for the three months ended September 30, 2008 compared to 11.9% for the three months ended September 30, 2007. Supplies, as a percentage of net operating revenues, increased 0.2% to 13.8% for the three months ended September 30, 2008, as compared to 13.6% for the three months ended September 30, 2007. This increase is primarily the result of the acquisition of the former Triad hospitals whose higher acuity of services resulted in higher supply costs than our other hospitals taken collectively, offsetting improvements from greater utilization of and improved pricing under our purchasing program. Rent and other operating expenses, as a percentage of net operating revenues, decreased 0.4% to 21.2% for the three months ended September 30, 2008, from 21.6% for the three months ended September 30, 2007. As part of our acquisition of Triad, we acquired minority ownership interests in several hospitals. Our percentage of ownership interests in these joint ventures provided earnings of 0.3% of net operating revenues for the three months ended September 30, 2008, as compared to 0.6% for the three months ended September 30, 2007. Prior to the Triad acquisition, we did not have any material investments in unconsolidated subsidiaries.

Depreciation and amortization increased from 4.5% of net operating revenues for the three months ended September 30, 2007 to 4.7% of net operating revenues for the three months ended September 30, 2008. The increase in depreciation and amortization as a percentage of net operating revenue is primarily due to the acquisition of the former Triad hospitals which, as a result of a higher level of capital spending, had a higher fair market valuation in relation to their respective revenue than that of our other hospitals in the comparable period.

Interest expense, net, increased by $32.6 million from $135.2 million for the three months ended September 30, 2007 to $167.8 million for the three months ended September 30, 2008. An increase in interest rates during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, accounted for $3.5 million of this increase, while an increase in our average outstanding debt during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007, accounted for the remaining $29.1 million.

Income from continuing operations as a percentage of net operating revenue increased from 0.9% for the three months ended September 30, 2007 to 1.9% for the three months ended September 30, 2008. Net income as a percentage of net operating revenue increased from 0.5% for the three months ended September 30, 2007 to 1.8% for the three months ended September 30, 2008. The increase in income from continuing operations as a percentage of net operating revenue and net income as a percentage of net operating revenue are reflective of the net decreases in operating expenses, as discussed above.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes increasing $52.2 million from $31.4 million for the three months ended September 30, 2007 to $83.6 million for the three months ended September 30, 2008.

Provision for income taxes increased from $11.7 million for the three months ended September 30, 2007 to $32.2 million for the three months ended September 30, 2008, due primarily to an increase in taxable income in the comparable period resulting from both the acquisition of Triad as well as reducing operating expenses as a percentage of net operating revenues.

Net income was $50.4 million for the three months ended September 30, 2008 compared to $10.5 million for the three months ended September 30, 2007, representing an increase of 381.7%.

Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007

Net operating revenues increased $3.592 billion to $8.191 billion for the nine months ended September 30, 2008, from $4.599 billion for the nine months ended September 30, 2007. On a combined basis, the hospitals acquired in the Triad acquisition and growth from those hospitals owned throughout both periods contributed $3.460 billion of that increase and $132.0 million was contributed by other hospitals acquired in 2007. On a same-store basis, including the former Triad hospitals during the comparable periods, this represents an increase in same-store net revenue of 6.3%. The increase from hospitals that we owned throughout both periods was attributable to volume increases, rate increases, payor mix and the acuity level of services provided. Our revenue and volume increases were benefited by the current year being a leap year thus have one additional business day.

On a consolidated basis, inpatient admissions increased by 68.9% and adjusted admissions increased by 63.9%. With respect to the increase in consolidated admissions, approximately 51.2% of the admissions were contributed from newly acquired hospitals, including those hospitals acquired from Triad, and 48.8% of the admissions were contributed by hospitals we owned throughout both periods. On a same-store basis, which includes the hospitals acquired from Triad, as if we owned them during both periods, admissions increased by 2.8% during the nine months ended September 30, 2008.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, remained consistent at 86.4% for the nine months ended September 30, 2008 and 2007. Salaries and benefits, as a percentage of net operating revenues, decreased 0.2% to 39.8% for the nine months ended September 30, 2008, compared to 40.0% for the nine months ended September 30, 2007. This decrease is primarily the result of efficiency improvements realized at our hospitals owned throughout both periods. These improvements are offset by an increase in the number of employed physicians as well as an increase in salaries for certain IT employees who were previously treated as leased employees with related expense previously being included in other operating expense. Provision for bad debts, as a percentage of net operating revenues, decreased 0.5% to 11.2% for the nine months ended September 30, 2008 compared to 11.7% for the nine months ended September 30, 2007. This decrease is primarily the result of the former Triad hospitals having a self-pay discount program and historically lower provision for bad debts, as well as our phasing in of a discounting program at those hospitals where one previously did not exist. Supplies, as a percentage of net operating revenues, increased 1.4% to 14.0% for the nine months ended September 30, 2008, as compared to 12.6% for the nine months ended September 30, 2007. This increase is primarily the result of the acquisition of the former Triad hospitals whose higher acuity of services resulted in higher supply costs than our other hospitals taken collectively, offsetting improvements from greater utilization of and improved pricing under our purchasing program. Rent and other operating expenses, as a percentage of net operating revenues, decreased from 22.1% for the nine months ended September 30, 2007 to 21.4% for the nine months ended September 30, 2008. As part of our acquisition of Triad, we acquired minority ownership interests in several hospitals. Our percentage of ownership interests in these joint ventures provided earnings of 0.4% of net operating revenues for the nine months ended September 30, 2008, as compared to 0.1% for the nine months ended September 30, 2007. Prior to the Triad acquisition, we did not have any material investments in unconsolidated subsidiaries.

Depreciation and amortization increased from 4.4% of net operating revenues for the nine months ended September 30, 2007 to 4.6% of net operating revenues for the nine months ended September 30, 2008. The increase in depreciation and amortization as a percentage of net operating revenue is primarily due to the acquisition of the former Triad hospitals which, as a result of a higher level of capital spending, had a higher fair market valuation in relation to their respective revenue than that of our other hospitals in the comparable period.

Interest expense, net, increased by $295.0 million from $192.8 million for the nine months ended September 30, 2007 to $487.8 million for the nine months ended September 30, 2008. Since the current year is a leap year, one additional day in the nine months resulted in $0.3 million of the increase in interest expense. An increase in interest rates during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, accounted for $30.1 million of this increase, while an increase in our average outstanding debt during the nine months ended September 30, 2008, as compared to the nine months ended September 30, 2007, accounted for the remaining $264.6 million.

Income from continuing operations as a percentage of net operating revenue decreased from 2.8% for the nine months ended September 30, 2007 to 1.9% for the nine months ended September 30, 2008. Net income as a percentage of net operating revenue decreased from 2.6% for the nine months ended September 30, 2007 to 1.9% for the nine months ended September 30, 2008. The decrease in income from continuing operations as a percentage of net operating revenue and net income as a percentage of net operating revenue are reflective of the net increase in depreciation and amortization and interest expense, as discussed above.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes increasing $36.6 million from $211.6 million for the nine months ended September 30, 2007 to $248.2 million for the nine months ended September 30, 2008.

Provision for income taxes increased from $81.1 million for the nine months ended September 30, 2007 to $95.6 million for the nine months ended September 30, 2008, due primarily to an increase in taxable income in the comparable period.

Net income was $158.4 million for the nine months ended September 30, 2008 compared to $118.5 million for the nine months ended September 30, 2007, representing an increase of 33.7%.

Liquidity and Capital Resources

Net cash provided by operating activities increased $280.4 million, from $404.7 million for the nine months ended September 30, 2007 to $685.1 million for the nine months ended September 30, 2008. The increase in cash flows, in comparison to the prior year period reflects improved profitability, noted by the increase in net income of $39.9 million, an increase in cash flow not reflected in net income due to increases in non-cash expenses of $164.4 million, consisting primarily of depreciation, an increase in cash flow from the change in accounts payable, accrued liabilities and income taxes of $139.2 million and an increase in cash from the net changes in other operating assets and liabilities of $5.9 million. These cash inflows were offset by a decrease in cash flows from growth in accounts receivable of $63.6 million, reflecting our growth in net operating revenues and volume as compared to the prior year, and a decrease in cash flows of $5.4 million from the net activity of supplies, prepaid expenses and other current assets.

The cash used in investing activities was $231.3 million for the nine months ended September 30, 2008 compared to $7.313 billion for the nine months ended September 30, 2007. This decrease in cash used in investing activities was due to the acquisition of Triad during the nine months ended September 30, 2007, compared to the sale of 11 hospitals, as well as not completing any hospital acquisitions during the nine months ended September 30, 2008. This change is offset by an increase in capital expenditures compared to the nine months ended September 30, 2007.

Cash provided by financing activities decreased from a net cash inflow of $6.987 billion for the nine months ended September 30, 2007 to a net cash outflow of $244.8 million for the nine months ended September 30, 2008. This change is primarily due to the $6.903 billion of financing received in 2007 from our New Credit Facility and issuance of Notes in connection with the acquisition of Triad, compared to the $192.5 million of repayment of our long-term indebtedness during the nine months ended September 30, 2008.

Capital Expenditures

Cash expenditures related to purchases of facilities were $7.3 million for the nine months ended September 30, 2008, compared to $6.982 billion for the nine months ended September 30, 2007. These expenditures during the nine months ended September 30, 2008 include the purchase of the remaining 35% equity interest of our hospital in Birmingham, Alabama, and the acquisition of ten physician practices and four clinics. The expenditures during the nine months ended September 30, 2007 included $6.830 billion related to the acquisition of Triad and $145.5 million for the acquisition of two hospitals, the contingent settlements of working capital items from acquisitions in the prior year and the acquisition of five physician practices and $7.1 million for the purchase of information systems and other equipment to integrate recently acquired hospitals.

Excluding the cost to construct replacement hospitals, our capital expenditures for the nine months ended September 30, 2008, totaled $329.1 million, compared to $177.4 million for the nine months ended September 30, 2007. Costs to construct replacement hospitals totaled $122.4 million during the nine months ended September 30, 2008 compared to $101.1 million during the nine months ended September 30, 2007. Pursuant to a hospital purchase agreement in effect as of September 30, 2008, where required certificate of need approval has been obtained, we are required to build a replacement facility in Valparaiso, Indiana by April 2011. Three previously required replacement hospitals were recently completed and opened: one in Clarksville, Tennessee (June 2008), one in Shelbyville, Tennessee (July 2008), and one in Petersburg, Virginia (August 2008). Also, as required by an amendment to a lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location by 2013. Estimated construction costs, including equipment, of the two hospitals required to be completed and where certificate of need approval has been obtained is $295.0 million. To date, approximately $7.2 million of these costs have been incurred. The construction costs, including equipment, of the three facilities completed and opened in 2008 was $371.2 million, all of which has been incurred to date. In addition, in October 2008, after the purchase of the minority owner’s interest in our Birmingham, Alabama facility, we have initiated the purchased of an alternate site for a replacement hospital rather than the one previously selected by Triad. The new site includes a partially constructed hospital structure, for which we are currently assessing completion costs, to be used for relocating our existing Birmingham facility. This project is subject to our application for and approval of a certificate of need. Upon receiving the certification of need we will undertake completion of the unfinished facility.

Capital Resources

Net working capital was $1.223 billion at September 30, 2008, compared to $1.105 billion at December 31, 2007. The $156.7 million increase was attributable primarily to an increase in cash and accounts receivable and a decrease in accounts payable, which reflects the timing of our cash collections and payments.

In connection with the consummation of the Triad acquisition in July 2007, we obtained $7.215 billion of senior secured financing under a New Credit Facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The New Credit Facility consists of a $6.065 billion funded term loan facility with a maturity of seven years, a $300 million delayed draw term loan facility (reduced from $400 million) with a maturity of seven years and a $750 million revolving credit facility with a maturity of nine years. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. The New Credit Facility requires us to make quarterly amortization payments of each term loan facility equal to 0.25% of the initial outstanding amount of the term loans, if any, with the outstanding principal balance of each term loan facility payable on July 25, 2014.

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

We have agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to Eurodollar rate loans under the revolving credit facility times the maximum aggregate amount available to be drawn under all letters of credit outstanding under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit will also receive a customary fronting fee and other customary processing charges. We are initially obligated to pay commitment fees of 0.50% per annum (subject to reduction based upon on our leverage ratio), on the unused portion of the revolving credit facility. For purposes of this calculation, swingline loans are not treated as usage of the revolving credit facility. We are also obligated to pay commitment fees of 0.50% per annum for the first nine months after the close of the New Credit Facility, 0.75% per annum for the next three months thereafter and 1.0% per annum thereafter, in each case on the unused amount of the delayed draw term loan facility. We also paid arrangement fees on the closing of the New Credit Facility and will pay an annual administrative agent fee.

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

As of September 30, 2008, there was approximately $1.050 billion of available borrowing capacity under our New Credit Facility, of which $78.3 million was set aside for outstanding letters of credit.

During the nine months ended September 30, 2008, we repurchased on the open market and cancelled $62.7 million of principal amount of the Notes. This resulted in a loss from early extinguishment of debt of $1.3 million with an after-tax impact of $0.9 million.

As of September 30, 2008, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. On each of these swaps, we received a variable rate of interest based on the three-month London Inter-Bank Offer Rate (“LIBOR”), in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans under the New Credit Facility.

	Notional
	Amount	Fixed Interest	Termination	Fair Value
Swap #	(in 000’s)	Rate	Date	(in 000’s)

1	100,000	3.9350%	June 6, 2009	$(626)
2	100,000	4.3375%	November 30, 2009	(1,534)
3	200,000	2.8800%	September 17, 2010	2,152
4	100,000	4.9360%	October 4, 2010	(3,360)
5	100,000	4.7090%	January 24, 2011	(3,058)
6	300,000	5.1140%	August 8, 2011	(13,140)
7	100,000	4.7185%	August 19, 2011	(3,268)
8	100,000	4.7040%	August 19, 2011	(3,175)
9	100,000	4.6250%	August 19, 2011	(3,001)
10	200,000	4.9300%	August 30, 2011	(7,773)
11	200,000	3.0920%	September 18, 2011	3,110
12	200,000	4.4815%	October 26, 2011	(5,130)
13	200,000	4.0840%	December 3, 2011	(1,557)
14	100,000	3.8470%	January 4, 2012	(521)
15	100,000	3.8510%	January 4, 2012	(541)
16	100,000	3.8560%	January 4, 2012	(590)
17	200,000	3.7260%	January 8, 2012	(319)
18	200,000	3.5065%	January 16, 2012	1,184
19	250,000	5.0185%	May 30, 2012	(11,186)
20	150,000	5.0250%	May 30, 2012	(6,760)
21	200,000	4.6845%	September 11, 2012	(6,584)
22	125,000	4.3745%	November 23, 2012	(2,654)
23	75,000	4.3800%	November 23, 2012	(2,598)
24	150,000	5.0200%	November 30, 2012	(7,046)

	Notional
	Amount	Fixed Interest	Termination	Fair Value
Swap #	(in 000’s)	Rate	Date	(in 000’s)

25	100,000	5.0230%	May 30, 2013	(4,880)
26	300,000	5.2420%	August 6, 2013	(17,812)
27	100,000	5.0380%	August 30, 2013	(5,009)
28	100,000	5.0500%	November 30, 2013	(5,123)
29	100,000	5.2310%	July 25, 2014	(6,269)
30	100,000	5.2310%	July 25, 2014	(6,340)
31	200,000	5.1600%	July 25, 2014	(11,872)
32	75,000	5.0405%	July 25, 2014	(3,950)
33	125,000	5.0215%	July 25, 2014	(6,463)

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

We believe that internally generated cash flows, availability for additional borrowings under our New Credit Facility of $1.050 billion (consisting of a $750 million revolving credit facility and a $300 million delayed draw term loan facility) and our ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash flows, borrowings under our credit agreement and, despite the current conditions in the financial and capital markets resulting from the global credit and liquidity issues, access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.

Off-balance sheet arrangements

Excluding the hospitals whose leases terminated in conjunction with our sale of interests in the partnerships holding the leases and whose operating results are included in discontinued operations, our consolidated operating results for the nine months ended September 30, 2008 and 2007, included $212.2 million and $203.8 million, respectively, of net operating revenue and $14.2 million and $14.9 million, respectively, of income from operations generated from nine hospitals operated by us under operating lease arrangements. In accordance with accounting principles generally accepted in the United States of America, or GAAP, the respective assets and the future lease obligations under these arrangements are not recorded on our condensed consolidated balance sheet. Lease payments under these arrangements are included in rent expense when paid and totaled approximately $12.5 million for the nine months ended September 30, 2008, compared to $11.5 million for the nine months ended September 30, 2007. The current terms of these operating leases expire between June 2010 and December 2019, not including lease extension options. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.

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

Joint Ventures

We have sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. Triad implemented this strategy to a greater extent than we did, and in conjunction with the acquisition of Triad, we acquired 19 hospitals containing minority ownership interests ranging from less than 1% to 35%. As of September 30, 2008, 20 of our hospitals were owned by physician joint ventures, of which two also had non-profit entities as partners. In addition, five other hospitals had non-profit entities as partners. Effective June 30, 2008, we acquired the remaining 35% equity interest in Affinity Health Systems, LLC which indirectly owns and operates Trinity Medical Center (560 licensed beds) in Birmingham, Alabama, from Baptist, giving us 100% ownership of that facility. Minority interests in equity of consolidated subsidiaries was $343.5 million and $366.1 million as of September 30, 2008 and December 31, 2007, respectively, and the amount of minority interest in earnings was $10.4 million and $5.4 million for the three months ended September 30, 2008 and 2007, respectively, and $28.4 million and $6.2 million for the nine months ended September 30, 2008 and 2007, respectively.

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

Third Party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Excluding the former Triad hospitals, contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, actual Medicare DRG data, coupled with all payors’ historical paid claims data, is utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. For the former Triad hospitals, contractual allowances are determined through a manual process wherein contractual allowance adjustments, regardless of payor or method of calculation, are reviewed and compared to actual payment experience. The methodology used is similar to the methodology used within our “automated contractual allowance system.” The former Triad hospitals are being phased into the “automated contractual allowance system”. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% from our estimated reimbursement percentage, net income for the nine months ended September 30, 2008 would have changed by approximately $24.5 million, and net accounts receivable would have changed by $39.9 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements increased net operating revenue and net income by an insignificant amount in each of the three and nine months ended September 30, 2008 and September 30, 2007.

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

The primary key cash collection indicator that experienced deterioration during the fourth quarter of 2007 was “cash receipts as a percentage of net revenue less bad debts.” This percentage decreased to the lowest percentage experienced by us since the quarter ended September 30, 2006. Further analysis indicated the primary causes of this deterioration were a continuing increase in the volume of indigent non-resident aliens, an increase in the number of patients qualifying for charity care and a greater than expected impact of the removal of participants from TennCare (Tennessee’s state provided Medicaid program) which increased the number of uninsured patients with limited financial means receiving care at our eight Tennessee hospitals. During the fourth quarter of 2007, due to the deteriorating cash collections and desire to standardize processes with those of the former Triad hospitals, we undertook a detailed programming effort to develop data around the deteriorating classes of accounts receivable needed to update our historical cash collections percentages as well as enable us to estimate how much of certain self-pay categories ultimately convert to Medicaid, charity and indigent programs. Triad’s processes for establishing contractual allowances and allowances for bad debts related to accounts classified as Medicaid — pending, charity — pending and indigent non-resident alien included inputs and assumptions based on the historical percentage of these accounts which ultimately qualified for specific government programs or for write-off as charity care.

We used these new inputs and assumptions regarding Medicaid — pending, charity — pending, and indigent non-resident alien in conjunction with the new data developed in the fourth quarter as described above to evaluate the realizability of accounts receivable and to revise our estimate of contractual allowances for estimated amounts of self-pay accounts receivable that will ultimately qualify as charity care, or that will ultimately qualify for Medicaid, indigent care or other specific governmental reimbursement, resulting in an increase to our contractual reserves of $96.3 million as of December 31, 2007. Previous estimates of uncollectible amounts for such receivables were included in our bad debt reserves for each period.

Furthermore, in updating the historical collection statistics of all our hospitals, we also took into account a detailed study of the historical collection information for the hospitals acquired from Triad. The updated collection statistics of the hospitals acquired from Triad also showed subsequent deterioration in cash collections similar to those experienced by the other hospitals that we own. Therefore, we also standardized the processes for calculating the allowance for doubtful accounts of the hospitals acquired from Triad to that of our other hospitals which, along with the allowance percentages determined from the new collection data, resulted in the recording of an additional $70.1 million of allowance for bad debts as of December 31, 2007.

The resulting impact, net of taxes, for the year ended December 31, 2007 was a decrease to income from continuing operations of $105.4 million. We believe this lower collectability was primarily the result of an increase in the number of patients qualifying for charity care, reduced enrollment in certain state Medicaid programs and an increase in the number of indigent non-resident aliens. Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% from our estimated collection percentage as a result of a change in expected recoveries, net income for the nine months ended September 30, 2008 would have changed by $11.1 million, and net accounts receivable would have changed by $18.1 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.4 billion and $1.5 billion at September 30, 2008 and December 31, 2007, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized in income when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding was 54 days at September 30, 2008 and 54 days at December 31, 2007. Our target range for days revenue outstanding is 52 – 58 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $5.522 billion as of September 30, 2008 and approximately $4.761 billion as of December 31, 2007. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) summarized by aging categories is as follows:

	As of
	September 30,	December 31,
	2008	2007

0 to 60 days	62.5%	61.1%
61 to 150 days	17.3%	18.8%
151 to 360 days	15.9%	15.4%
Over 360 days	4.3%	4.7%

Total	100.0%	100.0%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor category is as follows:

	As of
	September 30,	December 31,
	2008	2007

Insured receivables	67.8%	66.5%
Self-pay receivables	32.2%	33.5%

Total	100.0%	100.0%

For the hospital segment, the combined total of the allowance for doubtful accounts and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 80% at September 30, 2008 and 79% at December 31, 2007. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 89% at September 30, 2008 and 89% at December 31, 2007.

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

The SFAS No. 142 goodwill impairment model requires a comparison of the book value of net assets to the fair value of the related operations that have goodwill assigned to them. If the fair value is determined to be less than book value, a second step is performed to compute the amount of the impairment. We estimated the fair values of the related operations using both a debt free discounted cash flow model as well as an adjusted EBITDA multiple model. These models are both based on our best estimate of future revenues and operating costs and are reconciled to our consolidated market capitalization. The cash flow forecasts are adjusted by an appropriate discount rate based on our weighted-average cost of capital. We perform our evaluation, as required by SFAS No. 142, during the fourth quarter of each year using a measurement date of September 30. No impairment has been indicated by these evaluations. Estimates used to conduct the impairment review, including revenue and profitability projections or fair values, could cause our analysis to indicate that our goodwill is impaired in subsequent periods and result in a write-off of a portion or all of our goodwill.

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

Professional Liability Insurance Claims

We accrue for losses resulting from professional liability claims. The liability primarily consists of estimates established based upon discounted actuarial calculations utilizing case specific facts and circumstances, projected settlement dates and the Company’s history of reported and settled claims, as well as, an estimate for incurred but not reported claims, which is based on historical loss patterns, claim reporting patterns and actuarially determined projections. The actuarially determined projections are based on our actual historic payment patterns over approximately a 20 year period. The net present value of the projected payments was discounted using a weighted-average risk-free discount rate of 4.1% and 4.6% in 2007 and 2006, respectively. The liability is adjusted for new claims information in the period such information becomes known. There have been no material adjustments during the three and nine month periods ending September 30, 2008 or 2007. We do not believe that changes to its historical loss patterns or to its discounting assumptions would be both reasonable likely to occur and material to our financial condition or operating performance. Professional liability expense is presented within other operating expenses on the accompanying condensed consolidated statement of income.

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

There have been no significant changes in our estimate of the reserve for professional liability claims during the nine months ended September 30, 2008.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these deferred tax assets, subject to the valuation allowance we have established.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, is approximately $6.3 million as of September 30, 2008. It is our policy to recognize interest and penalties accrued related to unrecognized benefits in our condensed consolidated statements of income as income tax expense. During the three months and nine months ended September 30, 2008, we recorded approximately $0.2 million and $0.6 million, respectively, in interest and penalties related to prior state income tax returns through our income tax provision from continuing operations and which are included in our FIN 48 liability at September 30, 2008. A total of approximately $1.9 million of interest and penalties is included in the amount of FIN 48 liability at September 30, 2008.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This standard will require more assets and liabilities be recorded at fair value and will require expense recognition (rather than capitalization)

of certain pre-acquisition costs. This standard will also require any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this standard requires this treatment of acquired deferred tax assets and liabilities also be applied to acquisitions occurring prior to the effective date of this standard. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is required to be adopted prospectively with no early adoption permitted. We will begin applying SFAS No. 141(R) in the first quarter of 2009. We do not currently have on our balance sheet any material deferred costs related to prospective acquisitions that would be required to be expensed upon the adoption of SFAS No. 141(R). Any outstanding deferred costs will be expensed in 2009 for any acquisitions that are not closed by December 31, 2008. Furthermore, the impact of SFAS No. 141(R) on our consolidated results of operations and consolidated financial position in future periods will be largely dependent on the number of acquisitions we pursue; however, it is not anticipated at this time that such impact will be material.

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

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $3.4 million for the three months ended September 30, 2008 and $10.7 million for the nine months ended September 30, 2008.

Item 4.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e) under the Securities and Exchange Act of 1934, as amended), as of the end of the period covered by this report. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be included in this report has been recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be included in this report was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2008, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Community Health Systems, Inc. Legal Proceedings

In May 1999, we were served with a complaint in U.S. ex rel. Bledsoe v. Community Health Systems, Inc., subsequently moved to the Middle District of Tennessee, Case No. 2-00-0083. This qui tam action sought treble damages and penalties under the False Claims Act against us. The Department of Justice did not intervene in this action. The allegations in the amended complaint were extremely general, but involved Medicare billing at our White County Community Hospital in Sparta, Tennessee. By order entered on September 19, 2001, the U.S. District Court granted our motion for judgment on the pleadings and dismissed the case, with prejudice. The qui tam whistleblower (also referred to as a “relator”) appealed the district court’s ruling to the U.S. Court of Appeals for the Ninth Circuit. On September 10, 2003, the Ninth Circuit Court of Appeals rendered its decision in this case, affirming in part and reversing in part the district court’s decision to dismiss the case with prejudice. The court affirmed the lower court’s dismissal of certain of plaintiff’s claims on the grounds that his allegations had been previously publicly disclosed. In addition, the appeals court agreed that, as to all other allegations, the relator had failed to include enough information to meet the special pleading requirements for fraud under the False Claims Act and the Federal Rules of Civil Procedure. However, the case was returned to the district court to allow the relator another opportunity to amend his complaint in an attempt to plead his fraud allegations with particularity. In May 2004, the relator in U.S. ex rel. Bledsoe filed an amended complaint alleging fraud involving Medicare billing at White County Community Hospital. We then filed a renewed motion to dismiss the amended complaint. On January 6, 2005, the District Court dismissed with prejudice the bulk of the relator’s allegations. The only remaining allegations involve a small number of 1997-98 charges at White County. After further motion practice between the relator and the United States Government regarding the relator’s right to participate in a previous settlement with the Company, the District Court again dismissed all claims in the case on December 13, 2005. On January 9, 2006, the relator filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit and on September 6, 2007, the Court of Appeals issued its 25 page opinion affirming in part, reversing in part (and in doing so, reinstating a number of the allegations claimed by the relator), and remanding the case to the District Court for further proceedings. The relator has filed a motion for rehearing. That motion for rehearing was denied. The relator has amended his complaint to conform to the decision of the Court of Appeals and we have filed an answer. A case management conference was held August 18, 2008. The parties have exchanged initial written discovery. We will continue to vigorously defend this case.

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

On March 3, 2005, we were served with a complaint in Sheri Rix v. Heartland Regional Medical Center and Health Care Systems, Inc. in the Circuit Court of Williamson County, Illinois. This alleged class action was brought by the plaintiff on behalf of herself and as the representative of similarly situated uninsured individuals who were treated at our Heartland Regional Medical Center. The plaintiff alleges that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiff seeks recovery for breach of contract and the covenant of good faith and fair dealing, violation of the Illinois Consumer Fraud and Deceptive Practices Act, restitution of overpayment, and for unjust enrichment. The plaintiff class seeks compensatory and other damages and equitable relief. The Circuit Court Judge recently granted our motion to dismiss the case, but allowed the plaintiff to re-plead her case. The plaintiff elected to appeal the Circuit Court’s decision in lieu of amending her case. Oral argument was heard on this case on January 9, 2008. On June 16, 2008, the Appellate Court upheld the dismissal of the consumer fraud claim but reversed dismissal of the contract claim. We filed a Petition for Leave of Appeal to the Illinois Supreme Court. Leave to appeal was denied on June 16, 2008. We are vigorously defending this case.

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

On February 10, 2006, we received a letter from the Civil Division of the Department of Justice requesting documents in an investigation they are conducting involving the Company. The inquiry relates to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 10th letter focused on our hospitals in 3 states: Arkansas, New Mexico, and South Carolina. On August 31, 2006, we received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to the Company’s three hospitals in that state. We have provided the Department of Justice with the requested documents. In a letter dated October 4, 2007, the Civil Division notified us that, based on its investigation to date, it preliminarily believes that we and these three New Mexico hospitals have caused the State of New Mexico to submit improper claims for federal funds, in violation of the Civil False Claims Act. The DOJ asserted that these allegedly improper claims and payments began in 2000 and may be ongoing, but provided no information about the amount of any improper claims or the possible damages or penalties it may seek. After a meeting between us and the DOJ held in November 2007, by letter dated January 22, 2008, the Civil Division notified us that they continued to believe that the False Claims Act had been violated and had calculated that the three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million. The Civil Division advised us that if they proceeded to trial, they would seek treble damages plus an appropriate penalty for each of the violations of the False Claims Act. Discussions are continuing with the Civil Division in an effort to resolve this matter. On May 28, 2008, we received a letter from the Office of the U.S. Attorney for the state of New Mexico requesting additional information. The Company is in the process of responding to the government. We continue to believe that we have not violated the Federal False Claims Act in the manner described in the government’s letter of January 22, 2008.

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

On June 12, 2008, two of our hospitals received letters from the U.S. Attorney’s Office for the Western District of New York requesting documents in an investigation they are conducting into billing practices with respect to kyphoplasty procedures performed during the period January 1, 2002, through June 9, 2008. On September 16, 2008, one of our hospitals in South Carolina also received an inquiry. Kyphoplasty is a surgical spine procedure that returns a compromised vertebrae (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. We have been informed there may be as many as fourteen (14) non-affiliated facilities in Alabama, other non-affiliated hospitals in South Carolina and Indiana and possibly other states that have received an identical or substantially similar letter from the same U.S. Attorney’s office. We believe that this investigation is related to a recent qui tam settlement between the same U.S. Attorney’s office and the manufacturer and distributor of the Kyphon product, which is used in performing the kyphoplasty procedure. We intend to cooperate with the investigation by collecting and producing material responsive to the requests. At this early stage, we do not have sufficient information to determine whether our hospitals have engaged in inappropriate billing for kyphoplasty procedures.

Triad Hospitals, Inc. Legal Proceedings

Triad, and its subsidiary, Quorum Health Resources, Inc. are defendants in a qui tam case styled U.S. ex rel. Whitten vs. Quorum Health Resources, Inc. et al., which is pending in the Southern District of Georgia, Brunswick Division. Whitten, a long-term employee of a two hospital system in Brunswick and Camden, Georgia sued both his employer and Quorum Health Resources, Inc. and its predecessors, which had managed the facility from 1989 through September 2000; upon his termination of employment, Whitten signed a release and was paid $124,000. Whitten’s original qui tam complaint was filed under seal in November 2002 and the case was unsealed in 2004. Whitten alleges various charging and billing infractions, including charging for routine equipment supplies and services not separately billable, billing for observation services that were not medically necessary or for which there was no physician order, billing labor and delivery patients for durable medical equipment that was not separately billable, inappropriate preparation of patients’ histories and physicals, billing for cardiac rehabilitation services without physician supervision, performing outpatient dialysis without Medicare certification, and performing mental health services without the proper staff assignments. In October 2005, the district court granted Quorum’s motion for summary judgment on the grounds that his claims were precluded under his severance agreement with the hospital, without reaching two other arguments made by Quorum, which included that a prior settlement agreement between the hospital and the federal government precluded the claims brought by Whitten as well as the doctrine of prior public disclosure. On appeal to the 11th Circuit Court of Appeals, the court reversed the findings of the district court regarding the severance agreement, but remanded the case to the district court for findings on Quorum’s other two defenses. Limited discovery has been conducted and renewed motions by Quorum to dismiss the action and to stay further discovery were filed in September 2007. On August 5, 2008, our motion to dismiss was denied. Discovery is continuing and trial is set for January 2009. We continue to believe that the relator’s claims are without merit and will continue to vigorously defend this case.

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

On January 14, 2004, Relator Mark E. Thompson filed a Qui Tam Complaint under seal, styled U.S. ex rel. Mark E. Thompson v. Quorum Health Resources, LLC and Triad Hospitals, Inc., which is pending in the United States District Court, Western District of Kentucky, Bowling Green Division. The Complaint alleges Quorum Health Resources, LLC (“Quorum”) and Triad Hospitals, Inc. (collectively, the “Defendants”) filed or caused to be filed false claims against the United States of America. Relator was the CEO of Monroe County Medical Center (“MCMC”) in Tompkinsville, Kentucky and served as the CEO of MCMC pursuant to a contractual arrangement between MCMC and Quorum. Plaintiff alleges certain activities of Defendants relating to: (1) MCMC’s participation in HealthTrust Purchasing Group, a group purchasing organization (GPO) in which Triad Hospital, Inc. maintained a 20% ownership interest; (2) agreements with strategic service partners (SSPs) acting as vendors of supplies, services and equipment; and (3) encouraging hospitals to employ American Healthcare Facilities Development, LLC (a subsidiary of Quorum) for capital project management services violated the Federal Antikickback Statute. Plaintiff alleges Quorum received certain administrative fees from these arrangements and that Quorum, directly and indirectly, manipulated and/or coerced MCMC to participate in these relationships. The Defendants cooperated with the government’s investigation and on May 5, 2008, the United States of America declined to intervene in the case and the complaint was subsequently unsealed by the Court by order dated May 20, 2008. By order entered October 24, 2008, the court dismissed the relator’s claims with prejudice (and the government’s claims, without prejudice). In 2006, Plaintiff also filed a wrongful discharge case styled, Mark Thompson v. Quorum Health Resources, LLC and Triad Hospitals, Inc. in the same court, alleging he was wrongfully suspended and subsequently terminated because of his actions regarding his False Claims Act filing. We are vigorously defending these allegations as well. Because the qui tam complaint has been dismissed, we will no longer refer to these cases.

Item 1A.	Risk Factors

There have been no material changes with regard to risk factors previously disclosed in our most recent annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended September 30, 2008.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Share Purchased	Paid per Share	Plans(a)	Plans or Programs(a)

July 1, 2008 - July 31, 2008	86,600	$33.11	86,600	4,608,000
August 1, 2008 - August 31, 2008	125,000	32.21	125,000	4,483,000
September 1, 2008 - September 30, 2008	—	—	—	4,483,000

Total	211,600	32.58	211,600	4,483,000

(a)	On December 13, 2006, we commenced an open market repurchase program for up to 5,000,000 shares of our common stock not to exceed $200 million in purchases. This purchase program will conclude at the earlier of three years or when the maximum number of shares have been repurchased. During the nine months ended September 30, 2008, the Company repurchased 517,000 shares at a weighted-average price of $33.03 per share under this program.

We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. Our New Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $400 million in the aggregate (but not in excess of $200 million unless we receive confirmation from Moody’s and S&P that dividends or repurchases would not result in a downgrade, qualification or withdrawal of the then corporate credit rating). The indenture governing our Notes also limits our ability to pay dividends and/or repurchase stock. As of September 30, 2008, the amount of permitted dividends and/or stock repurchases permitted under the indenture was limited by our New Credit Facility to $400 million.

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

Date: October 31, 2008

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