Form 10-K/A
period 2007-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2008-12-22
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
Amendment No. 2

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

Community Health Systems, Inc.

Form 10-K/A

Year ended December 31, 2007

Explanatory Note		2
Part II.
Item 8.	Financial Statements and Supplementary Data	3
Part IV.
Item 15.	Exhibits and Financial Statement Schedules	59
Signatures		60
Index to Exhibits		61
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

EXPLANATORY NOTE

The Company is filing this Amendment No. 2 to its Annual Report on Form 10-K/A for the year ended December 31, 2007 that was originally filed on February 29, 2008 and amended on April 4, 2008 (the “original Form 10-K”) to conform Part II, Item 8 (Financial Statements and Supplementary Data) of the original Form 10-K to reflect revisions previously made in the Company’s quarterly filings on Form 10-Q for the periods ended June 30, 2008 and September 30, 2008. This Amendment No. 2 will subsequently be incorporated by reference into a Registration Statement on Form S-3ASR. Absent the filing of a registration statement under the Securities Act of 1933, the revisions were deemed to be immaterial and would not otherwise have required an amendment to the original Form 10-K, and would have instead been reflected in the Company’s Annual Report on Form 10-K for the year ending December 31, 2008.

Other than as specified above, this Amendment No. 2 on Form 10-K/A does not modify, update or affect any other disclosures or financial statements set forth in the original Form 10-K. Furthermore, this Amendment No. 2 on Form 10-K/A does not purport to provide a general update or discussion of any developments of the Company subsequent to the filing of the original Form 10-K. Accordingly, the original Form 10-K as amended by this Amendment No. 2 on Form 10-K/A, should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the date of the original Form 10-K.

On April 4, 2008, the Company filed Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 to amend the Exhibit List set forth in Part IV, Item 15.

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

/s/ Deloitte & Touche LLP

Nashville, Tennessee
February 28, 2008
(December 19, 2008 as to the effects of the
restatement discussed on Notes 1 and 17)

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$132,874	$40,566
Patient accounts receivable, net of allowance for doubtful accounts of $1,033,516 and $478,565 in 2007 and 2006, respectively	1,533,798	773,984
Supplies	262,903	113,320
Prepaid income taxes	99,417	—
Deferred income taxes	113,741	13,249
Prepaid expenses and taxes	70,339	32,385
Other current assets (including assets of hospitals held for sale of $118,893 at December 31, 2007)	339,826	47,880

Total current assets	2,552,898	1,021,384

Property and equipment:
Land and improvements	463,373	163,988
Buildings and improvements	4,166,888	1,634,893
Equipment and fixtures	1,679,979	831,485

	6,310,240	2,630,366
Less accumulated depreciation and amortization	(797,666)	(643,789)

Property and equipment, net	5,512,574	1,986,577

Goodwill	4,247,714	1,336,525

Other assets, net of accumulated amortization of $100,556 and $92,921 in 2007 and 2006, respectively (including assets of hospitals held for sale of $362,546 at December 31, 2007)	1,180,457	162,093

Total assets	$13,493,643	$4,506,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$20,710	$35,396
Accounts payable	492,693	247,747
Current income taxes payable	—	7,626
Accrued liabilities:
Employee compensation	403,598	162,188
Interest	153,832	7,122
Other (including liabilities of hospitals held for sale of $67,606 at December 31, 2007)	377,102	115,204

Total current liabilities	1,447,935	575,283

Long-term debt	9,077,367	1,905,781

Deferred income taxes	407,947	141,472

Other long-term liabilities	483,459	136,811

Minority interests in equity of consolidated subsidiaries	366,131	23,559
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 96,611,085 shares issued and 95,635,536 shares outstanding at December 31, 2007 and 95,026,494 shares issued and 94,050,945 shares outstanding at December 31, 2006	966	950
Additional paid-in capital	1,240,308	1,195,947
Treasury stock, at cost, 975,549 shares at December 31, 2007 and 2006	(6,678)	(6,678)
Unearned stock compensation	—	—
Accumulated other comprehensive income	(81,737)	5,798
Retained earnings	557,945	527,656

Total stockholders’ equity	1,710,804	1,723,673

Total liabilities and stockholders’ equity	$13,493,643	$4,506,579

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated	Retained
			Additional			Unearned	Other	Earnings
	Common Stock		Paid-in	Treasury Stock		Stock	Comprehensive	(Accumulated
	Shares	Amount	Capital	Shares	Amount	Compensation	Income (Loss)	Deficit)	Total
	(In thousands, except share data)

BALANCE, December 31, 2004	88,591,733	$886	$1,047,888	(975,549)	$(6,678)	$—	$6,046	$191,849	$1,239,991
Comprehensive Income:
Net income	—	—	—	—	—	—	—	167,544	167,544
Net change in fair value of interest rate swaps, net of tax expense of $5,019	—	—	—	—	—	—	8,923	—	8,923
Net change in fair value of available for sale securities							222	—	222

Total comprehensive income							9,145	167,544	176,689
Repurchases of common stock	(2,239,700)	(22)	(79,830)	—	—	—	—	—	(79,852)
Issuance of common stock in connection with the exercise of options	3,134,721	31	49,543	—	—	—	—	—	49,574
Issuance of common stock in connection with the conversion of convertible debt	4,495,083	44	148,576	—	—	—	—	—	148,620
Restricted stock grant	558,000	6	18,160	—	—	(18,160)	—	—	6
Tax benefit from exercise of options	—	—	24,453	—	—	—	—	—	24,453
Earned stock compensation	—	—	—	—	—	4,956	—	—	4,956
Miscellaneous	—	—	140	—	—	—	—	—	140

BALANCE, December 31, 2005	94,539,837	$945	$1,208,930	(975,549)	$(6,678)	$(13,204)	$15,191	$359,393	$1,564,577
Comprehensive Income:
Net income	—	—	—	—	—	—	—	168,263	168,263
Net change in fair value of interest rate swaps, net of tax benefit of $931	—	—	—	—	—	—	(1,654)	—	(1,654)
Net change in fair value of available for sale securities	—	—	—	—	—	—	562	—	562

Total comprehensive income							(1,092)	168,263	167,171
Adjustment to adopt FASB statement No. 158, net of tax benefit of $5,465	—	—	—	—	—	—	(8,301)	—	(8,301)
Repurchases of common stock	(5,000,000)	(50)	(176,265)	—	—	—	—	—	(176,315)
Issuance of common stock in connection with the exercise of options	867,833	9	14,564	—	—	—	—	—	14,573
Issuance of common stock in connection with the conversion of convertible debt	4,074,510	41	137,157	—	—	—	—	—	137,198
Tax benefit from exercise of options	—	—	4,750	—	—	—	—	—	4,750
Share-based compensation	544,314	5	20,068	—	—	—	—	—	20,073
Reclassification of unearned stock compensation	—	—	(13,257)	—	—	13,204	—	—	(53)

BALANCE, December 31, 2006	95,026,494	$950	$1,195,947	(975,549)	$(6,678)	$—	$5,798	$527,656	$1,723,673
Comprehensive Income:
Net income	—	—	—	—	—	—	—	30,289	30,289
Net change in fair value of interest rate swaps, net of tax benefit of $51,223	—	—	—	—	—	—	(91,063)	—	(91,063)
Net change in fair value of available for sale securities	—	—	—	—	—	—	237	—	237
Adjustment to pension liability, net of tax benefit of $496	—	—	—	—	—	—	3,291	—	3,291

Total comprehensive income							(87,535)	30,289	(57,246)
Issuance of common stock in connection with the exercise of options	321,535	3	8,362	—	—	—	—	—	8,365
Tax benefit from exercise of options	—	—	(2,760)	—	—	—	—	—	(2,760)
Share-based compensation	1,263,056	13	38,759	—	—	—	—	—	38,772

BALANCE, December 31, 2007	96,611,085	$966	$1,240,308	(975,549)	$(6,678)	$—	$(81,737)	$557,945	$1,710,804

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

Reclassifications.  The Company disposed of one hospital in August 2007, disposed of one hospital in October 2007, disposed of one hospital in November 2007, and designated twelve hospitals as being held for sale in the fourth quarter of 2007. The operating results of those hospitals have been classified as discontinued operations on the consolidated statements of income for all periods presented. There is no effect on net income for all periods presented related to the reclassifications made for the discontinued operations. The presentation of gross property and equipment and accumulated depreciation and amortization at December 31, 2007 has been corrected to reflect certain assets acquired from Triad. This correction increased both gross property and equipment and accumulated depreciation and amortization by $108.3 million and did not impact the net balance of property and equipment as previously presented on the accompanying consolidated balance sheet. The correction to the parenthetical disclosure of assets of hospitals held for sale at December 31, 2007 on the accompanying consolidated balance sheet decreased the assets held for sale by $54.6 million and increased investments in unconsolidated affiliates by $54.6 million, related to those hospitals sold during the first quarter of 2008. This correction did not change the consolidated total of Other assets, net as presented in the accompanying consolidated balance sheet. Note 3 (Long-Term Leases, Acquisitions and Divestitures of Hospitals) and Note 12 (Equity Investments) were revised accordingly to reflect this correction. The presentation of certain other prior year amounts have been changed. These changes in presentation are immaterial to the Company's consolidated financial statements.

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

The assets and liabilities of the hospitals held for sale as of December 31, 2007 are included in the accompanying consolidated balance sheet as follows (in thousands): current assets of $118,893, included in other current assets; net property and equipment of $331,139 and other long-term assets of $31,407, included in other assets; and current liabilities of $67,606, included in other accrued liabilities. The assets and liabilities of hospitals classified as held for sale at December 31, 2007 have not been reclassified as of December 31, 2006 in the accompanying consolidated balance sheet.

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

The Company owns equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada in which Universal Health Systems, Inc. owns the majority interest; an equity interest of 38.0% in a hospital in Macon, Georgia in which HCA Inc. owns the majority interest; and an equity interest of 50.0% in a hospital in El Dorado, Arkansas in which the SHARE Foundation, a not-for-profit foundation, owns the remaining 50.0%. These equity investments were acquired as part of the acquisition of Triad. The Company uses the equity method of accounting for its investments in these entities. The balance of the Company’s investment in unconsolidated affiliates is $267.8 million at December 31, 2007, and is included in other assets in the accompanying consolidated balance sheet. Included in the Company’s results of operations for the year ended December 31, 2007, is $25.1 million representing the Company’s equity in pre-tax earnings from investments in unconsolidated affiliates for the period July 25, 2007 through December 31, 2007.

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

The Notes are fully and unconditionally guaranteed on a joint and several basis. The following condensed consolidating financial statements present the Company (as parent guarantor), CHS (as the issuer), the subsidiary guarantors, the subsidiary non-guarantors and eliminations. These supplemental condensed consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered”.

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

The Company’s intercompany activity consists primarily of daily cash transfers for purposes of cash management, the allocation of certain expenses and expenditures paid for by the parent on behalf of its subsidiaries, and the push down of investment in its subsidiaries. The Company’s subsidiaries generally do not purchase services from one another and therefore the intercompany transactions do not represent revenue generating transactions. All intercompany transactions eliminate in consolidation. Therefore, the aforementioned corrections do not impact the Company’s consolidated balance sheet, consolidated statement of income or consolidated statement of cash flows for any period presented. Management believes the effects of these corrections are not material to the Company’s previously issued consolidated financial statements.

The following tables disclose the impact of these corrections on each of the respective line items of the supplemental condensed consolidating financial statements as of and for the periods ending December 31, 2007, 2006 and 2005 (in thousands).

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Condensed Consolidating Balance Sheet
As of December 31, 2007
As reported
Prepaid expenses and taxes	$—	$102	$156,733	$12,921	$—	$169,756
Total current assets	113,741	102	1,518,022	921,033	—	2,552,898
Intercompany receivables (non-current)	—	—	—	—	—	—
Goodwill	96,671	—	2,162,601	1,988,442	—	4,247,714
Net investment in subsidiaries	1,519,952	1,464,944	4,968,905	—	(7,953,801)	—
Total Assets	1,730,364	1,654,186	12,593,604	5,469,290	(7,953,801)	13,493,643
Long-term debt	4	4,487,090	4,633,801	(43,528)	—	9,077,367
Intercompany payables (non-current)	(385,872)	(4,627,439)	5,956,358	4,562,215	(5,505,262)	—
Other long-term liabilities	(2,519)	121,482	188,316	176,180	—	483,459
Additional paid-in capital	1,240,308	—	—	—	—	1,240,308
Retained earnings	557,945	1,601,686	1,066,671	(134,094)	(2,534,263)	557,945
Total stockholders’ equity	1,710,804	1,519,949	1,062,682	(134,092)	(2,448,539)	1,710,804
Total liabilities and stockholders’ equity	1,730,364	1,654,186	12,593,604	5,469,290	(7,953,801)	13,493,643
As adjusted(1)
Prepaid expenses and taxes	99,417	102	57,316	12,921	—	169,756
Total current assets	213,158	102	1,418,605	921,033	—	2,552,898
Intercompany receivables (non-current)	1,085,684	9,129,859	18,854,467	884,296	(29,954,306)	—
Goodwill	—	—	2,259,113	1,988,601	—	4,247,714
Net investment in subsidiaries	957,750	4,168,316	2,485,035	—	(7,611,101)	—
Total Assets	2,256,592	13,487,417	28,961,296	6,353,745	(37,565,407)	13,493,643
Long-term debt	4	8,987,090	62,792	27,481	—	9,077,367
Intercompany payables (non-current)	137,837	3,267,993	27,008,767	5,378,021	(35,792,618)	—
Other long-term liabilities	—	121,482	188,316	173,661	—	483,459
Additional paid-in capital	1,240,308	434,505	398,338	—	(832,843)	1,240,308
Retained earnings	557,945	604,980	554,624	(133,935)	(1,025,669)	557,945
Total stockholders’ equity	1,710,804	957,748	948,974	(133,933)	(1,772,789)	1,710,804
Total liabilities and stockholders’ equity	2,256,592	13,487,417	28,961,296	6,353,745	(37,565,407)	13,493,643

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2007
As reported
Net cash provided by (used in) operating activities	290,438	(326,264)	707,127	16,437	—	687,738
Changes in intercompany balances with affiliates, net	—	—	—	—	—	—
Net cash provided by (used in) financing activities	(290,438)	7,196,560	(137,159)	134,465	—	6,903,428
As adjusted(1)
Net cash provided by (used in) operating activities	(85,881)	141,137	417,930	214,552	—	687,738
Changes in intercompany balances with affiliates, net	376,319	(468,160)	360,206	(268,365)	—	—
Net cash provided by (used in) financing activities	85,881	6,728,400	152,038	(62,891)	—	6,903,428

Condensed Consolidating Statement of Income
For the year ended December 31, 2007
As reported
Interest expense, net	—	(160,144)	455,541	69,136	—	364,533
Equity in earnings of unconsolidated affiliates	(73,292)	59,464	74,773	—	(86,077)	(25,132)
Income (loss) from continuing operations before income taxes	73,292	73,292	(59,464)	(70,297)	86,077	102,900
Provision for income taxes	43,003	—	—	—	—	43,003
Income (loss) from continuing operations	30,289	73,292	(59,464)	(70,297)	86,077	59,897
Net income	$30,289	$73,292	$(59,464)	$(99,905)	$86,077	$30,289

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

As adjusted(1)
Interest expense, net	$—	$67,495	$227,902	$69,136	$—	$364,533
Equity in earnings of unconsolidated affiliates	(30,289)	(114,008)	43,066	—	76,099	(25,132)
Income (loss) from continuing operations before income taxes	30,289	19,125	199,880	(70,295)	(76,099)	102,900
Provision for income taxes	—	(11,164)	83,550	(29,383)	—	43,003
Income (loss) from continuing operations	30,289	30,289	116,330	(40,912)	(76,099)	59,897
Net income	$30,289	$30,289	$116,330	$(70,520)	$(76,099)	$30,289

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Condensed Consolidating Balance Sheet
As of December 31, 2006
As reported
Intercompany receivables (non-current)	$—	$—	$—	$—	$—	$—
Net investment in subsidiaries	1,085,218	1,071,903	420,246	—	(2,577,367)	—
Total Assets	1,098,467	1,092,707	4,064,626	828,146	(2,577,367)	4,506,579
Current income taxes payable	—	—	7,626	—	—	7,626
Total current liabilities	867	21,866	443,751	108,799	—	575,283
Long-term debt	300,000	1,556,000	24,942	24,839	—	1,905,781
Intercompany payables (non-current)	(1,067,545)	(1,570,373)	2,403,385	709,118	(474,585)	—
Additional paid-in capital	1,195,947	—	—	—	—	1,195,947
Retained earnings	527,656	1,079,416	1,074,675	(49,594)	(2,104,497)	527,656
Total stockholders’ equity	1,723,673	1,085,214	1,067,160	(49,592)	(2,102,782)	1,723,673
Total liabilities and stockholders’ equity	1,098,467	1,092,707	4,064,626	828,146	(2,577,367)	4,506,579
As adjusted(1)
Intercompany receivables (non-current)	1,360,530	5,620,834	5,590,489	275,417	(12,847,270)	—
Net investment in subsidiaries	975,063	1,650,140	415,506	—	(3,040,709)	—
Total Assets	2,348,842	7,291,778	9,650,375	1,103,563	(15,887,979)	4,506,579
Current income taxes payable	7,626	—	—	—	—	7,626
Total current liabilities	8,493	21,866	436,125	108,799	—	575,283
Long-term debt	300,000	1,556,000	24,942	24,839	—	1,905,781
Intercompany payables (non-current)	175,204	4,738,853	8,083,418	984,535	(13,982,010)	—
Additional paid-in capital	1,195,947	371,227	375,072	—	(746,299)	1,195,947
Retained earnings	527,656	598,034	612,946	(49,594)	(1,161,386)	527,656
Total stockholders’ equity	1,723,673	975,059	980,502	(49,592)	(1,905,969)	1,723,673
Total liabilities and stockholders’ equity	2,348,842	7,291,778	9,650,375	1,103,563	(15,887,979)	4,506,579

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2006
As reported
Net cash provided by (used in) operating activities	155,052	(387,000)	487,607	94,596	—	350,255
Changes in intercompany balances with affiliates, net	—	—	—	—	—	—
Net cash provided by (used in) financing activities	(155,052)	387,000	(5,734)	246	—	226,460
As adjusted(1)
Net cash provided by (used in) operating activities	(151,205)	(20,514)	522,332	(358)	—	350,255
Changes in intercompany balances with affiliates, net	306,257	(366,486)	(34,725)	94,954	—	—
Net cash provided by (used in) financing activities	151,205	20,514	(40,459)	95,200	—	226,460

Condensed Consolidating Statement of Income
For the year ended December 31, 2006
As reported
Interest expense, net	—	—	71,793	22,618	—	94,411
Equity in earnings of unconsolidated affiliates	(278,415)	(278,415)	53,778	—	503,052	—
Income (loss) from continuing operations before income taxes	278,415	278,415	273,103	(39,034)	(503,052)	287,847
Provision for income taxes	110,152	—	—	—	—	110,152
Income (loss) from continuing operations	168,263	278,415	273,103	(39,034)	(503,052)	177,695
Net income	168,263	278,415	273,103	(48,466)	(503,052)	168,263
As adjusted(1)
Interest expense, net	—	14,130	57,663	22,618	—	94,411
Equity in earnings of unconsolidated affiliates	(168,263)	(191,759)	38,829	—	321,193	—
Income (loss) from continuing operations before income taxes	168,263	177,629	302,182	(39,034)	(321,193)	287,847
Provision for income taxes	—	9,366	115,736	(14,950)	—	110,152
Income (loss) from continuing operations	168,263	168,263	186,446	(24,084)	(321,193)	177,695
Net income	$168,263	$168,263	$186,446	$(33,516)	$(321,193)	$168,263

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Condensed Consolidating Statement of Cash Flows
For the year ended December 31, 2005
As reported
Net cash provided by (used in) operating activities	$30,571	$12,000	$333,376	$35,102	$—	$411,049
Changes in intercompany balances with affiliates, net	—	—	—	—	—	—
Net cash provided by (used in) financing activities	(30,571)	(12,000)	(13,122)	(6,474)	—	(62,167)
As adjusted(1)
Net cash provided by (used in) operating activities	(67,739)	(38,924)	469,028	48,684	—	411,049
Changes in intercompany balances with affiliates, net	98,310	50,924	(135,652)	(13,582)	—	—
Net cash provided by (used in) financing activities	67,739	38,924	(148,774)	(20,056)	—	(62,167)

Condensed Consolidating Statement of Income
For the year ended December 31, 2005
As reported
Interest expense, net	—	(9)	67,927	19,267	—	87,185
Equity in earnings of unconsolidated affiliates	(287,348)	(287,499)	15,315	—	559,532	—
Income (loss) from continuing operations before income taxes	287,348	287,508	287,499	5,351	(559,532)	308,174
Provision for income taxes	119,804	—	—	—	—	119,804
Income (loss) from continuing operations	167,544	287,508	287,499	5,351	(559,532)	188,370
Net income	167,544	287,508	287,499	(15,475)	(559,532)	167,544
As adjusted(1)
Interest expense, net	—	34,930	32,988	19,267	—	87,185
Equity in earnings of unconsolidated affiliates	(167,544)	(195,805)	17,143	—	346,206	—
Income (loss) from continuing operations before income taxes	167,544	160,875	320,610	5,351	(346,206)	308,174
Provision for income taxes	—	(6,669)	124,397	2,076	—	119,804
Income (loss) from continuing operations	167,544	167,544	196,213	3,275	(346,206)	188,370
Net income	$167,544	$167,544	$196,213	$(17,551)	$(346,206)	$167,544

(1)	Includes effects of reclassification for discontinued operations and for conforming corrections as applied to other periods presented.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007
Balance Sheet

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands, except for share data)

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$114,075	$18,799	$—	$132,874
Patient accounts receivable, net of allowance for doubtful accounts	—	—	954,106	579,692	—	1,533,798
Supplies	—	—	163,961	98,942	—	262,903
Deferred income taxes	113,741	—	—	—	—	113,741
Prepaid expenses and taxes	99,417	102	57,316	12,921	—	169,756
Other current assets	—	—	129,147	210,679	—	339,826

Total current assets	213,158	102	1,418,605	921,033	—	2,552,898

Intercompany receivable	1,085,684	9,129,859	18,854,467	884,296	(29,954,306)	—

Property and equipment, net	—	—	3,667,487	1,845,087	—	5,512,574

Goodwill	—	—	2,259,113	1,988,601	—	4,247,714

Other assets, net of accumulated amortization	—	189,140	276,589	714,728	—	1,180,457

Net investment in subsidiaries	957,750	4,168,316	2,485,035	—	(7,611,101)	—

Total assets	$2,256,592	$13,487,417	$28,961,296	$6,353,745	$(37,565,407)	$13,493,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—	$16,603	$4,107	$—	$20,710
Accounts payable	—	19	276,503	216,171	—	492,693
Current income taxes payable	—	—	—	—	—	—
Deferred income taxes — current	—	—	—	—	—	—
Accrued liabilities
Employee compensation	—	—	231,500	172,098	—	403,598
Interest payable (receivable)	—	153,085	8,042	(7,295)	—	153,832
Other	—	—	206,308	170,794	—	377,102

Total current liabilities	—	153,104	738,956	555,875	—	1,447,935

Long-term debt payable	4	8,987,090	62,792	27,481	—	9,077,367

Intercompany payable	137,837	3,267,993	27,008,767	5,378,021	(35,792,618)	—

Deferred income taxes	407,947	—	—	—	—	407,947

Other long-term liabilities	—	121,482	188,316	173,661	—	483,459

Minority interests in equity of consolidated subsidiaries	—	—	13,491	352,640	—	366,131

Stockholders’ equity
Preferred stock	—	—	—	—	—	—
Common stock	966	—	1	2	(3)	966
Additional paid-in capital	1,240,308	434,505	398,338	—	(832,843)	1,240,308
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive income	(81,737)	(81,737)	(3,989)	—	85,726	(81,737)
Retained earnings	557,945	604,980	554,624	(133,935)	(1,025,669)	557,945

Total stockholders’ equity	1,710,804	957,748	948,974	(133,933)	(1,772,789)	1,710,804

Total liabilities and stockholders’ equity	$2,256,592	$13,487,417	$28,961,296	$6,353,745	$(37,565,407)	$13,493,643

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006
Balance Sheet

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands, except for share data)

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$28,560	$12,006	$—	$40,566
Patient accounts receivable, net of allowance for doubtful accounts	—	—	607,460	166,524	—	773,984
Supplies	—	—	87,688	25,632	—	113,320
Deferred income taxes	13,249	—	—	—	—	13,249
Prepaid expenses and taxes	—	—	31,586	799	—	32,385
Other current assets	—	—	25,827	22,053	—	47,880

Total current assets	13,249	—	781,121	227,014	—	1,021,384

Intercompany receivable	1,360,530	5,620,834	5,590,489	275,417	(12,847,270)	—

Property and equipment, net	—	—	1,580,301	406,276	—	1,986,577

Goodwill	—	—	1,159,545	176,980	—	1,336,525

Other assets, net of accumulated amortization	—	20,804	123,413	17,876	—	162,093

Net investment in subsidiaries	975,063	1,650,140	415,506	—	(3,040,709)	—

Total assets	$2,348,842	$7,291,778	$9,650,375	$1,103,563	$(15,887,979)	$4,506,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$16,000	$20,065	$(669)	$—	$35,396
Accounts payable	—	—	201,340	46,407	—	247,747
Current income taxes payable	7,626	—	—	—	—	7,626
Accrued liabilities
Employee compensation	—	—	127,620	34,568	—	162,188
Interest payable	867	5,866	316	73	—	7,122
Other	—	—	86,784	28,420	—	115,204

Total current liabilities	8,493	21,866	436,125	108,799	—	575,283

Long-term debt payable	300,000	1,556,000	24,942	24,839	—	1,905,781

Intercompany payable	175,204	4,738,853	8,083,418	984,535	(13,982,010)	—

Deferred income taxes	141,472	—	—	—	—	141,472

Other long-term liabilities	—	—	124,886	11,925	—	136,811

Minority interests in equity of consolidated subsidiaries	—	—	502	23,057	—	23,559

Stockholders’ equity:
Preferred stock	950	—	1	2	(3)	950
Common stock
Additional paid-in capital	1,195,947	371,227	375,072	—	(746,299)	1,195,947
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive income (loss)	5,798	5,798	(7,517)	—	1,719	5,798
Retained earnings	527,656	598,034	612,946	(49,594)	(1,161,386)	527,656

Total stockholders’ equity	1,723,673	975,059	980,502	(49,592)	(1,905,969)	1,723,673

Total liabilities and stockholders’ equity	$2,348,842	$7,291,778	$9,650,375	$1,103,563	$(15,887,979)	$4,506,579

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2007
Statement of Income

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$4,932,207	$2,195,287	$—	$7,127,494
Operating costs and expenses:
Salaries and benefits	—	—	1,896,340	998,637	—	2,894,977
Provision for bad debts	—	—	664,619	232,666	—	897,285
Supplies	—	—	628,922	315,846	—	944,768
Other operating expenses	—	—	960,096	472,902	—	1,432,998
Rent	—	—	91,836	63,730	—	155,566
Depreciation and amortization	—	—	218,723	97,492	—	316,215

Total operating costs and expenses	—	—	4,460,536	2,181,273	—	6,641,809

Income from operations	—	—	471,671	14,014	—	485,685

Interest expense, net	—	67,495	227,902	69,136		364,533
Loss from early extinguishment of debt	—	27,388	—	—	—	27,388
Minority interest in earnings	—	—	823	15,173	—	15,996
Equity in earnings of unconsolidated affiliates	(30,289)	(114,008)	43,066	—	76,099	(25,132)

Income (loss) from continuing operations before income taxes	30,289	19,125	199,880	(70,295)	(76,099)	102,900
Provision for income taxes	—	(11,164)	83,550	(29,383)	—	43,003

Income from continuing operations	30,289	30,289	116,330	(40,912)	(76,099)	59,897
Discontinued operations, net of taxes:
Loss from operations of hospitals sold or held for sale	—	—	—	(11,067)	—	(11,067)
Net loss on sale of hospitals and partnership interests, net	—	—	—	(2,594)	—	(2,594)
Impairment of long-lived assets of hospitals held for sale	—	—	—	(15,947)	—	(15,947)

Loss on discontinued operations	—	—	—	(29,608)	—	(29,608)

Net income	$30,289	$30,289	$116,330	$(70,520)	$(76,099)	$30,289

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2006
Statement of Income

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$3,344,830	$835,306	$—	$4,180,136
Operating costs and expenses:
Salaries and benefits	—	—	1,278,676	382,943	—	1,661,619
Provision for bad debts	—	—	406,095	112,766	—	518,861
Supplies	—	—	390,147	97,631	—	487,778
Rent	—	—	64,544	27,399	—	91,943
Other operating expenses	—	—	658,746	196,850	—	855,596
Depreciation and amortization	—	—	147,885	31,397	—	179,282

Total operating costs and expenses	—	—	2,946,093	848,986	—	3,795,079

Income from operations	—	—	398,737	(13,680)	—	385,057

Interest expense, net	—	14,130	57,663	22,618	—	94,411
Loss from early extinguishment of debt	—	—	4	—	—	4
Minority interest in earnings	—	—	59	2,736	—	2,795
Equity in earnings of unconsolidated affiliates	(168,263)	(191,759)	38,829	—	321,193	—

Income (loss) from continuing operations before income taxes	168,263	177,629	302,182	(39,034)	(321,193)	287,847
Provision for income taxes	—	9,366	115,736	(14,950)	—	110,152

Income from continuing operations	168,263	168,263	186,446	(24,084)	(321,193)	177,695
Discontinued operations, net of taxes:
Loss from operations of hospitals sold or held for sale	—	—	—	(6,873)	—	(6,873)
Loss on sale of hospitals and partnership interests, net	—	—	—	(2,559)	—	(2,559)

Loss on discontinued operations	—	—	—	(9,432)	—	(9,432)

Net income	$168,263	$168,263	$186,446	$(33,516)	$(321,193)	$168,263

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2005
Statement of Income

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$2,829,563	$746,554	$—	$3,576,117
Operating costs and expenses:
Salaries and benefits	—	—	1,095,638	325,507	—	1,421,145
Provision for bad debts	—	—	278,743	77,377	—	356,120
Supplies	—	—	341,896	87,950	—	429,846
Other operating expenses	—	—	555,381	175,643	—	731,024
Rent	—	—	58,973	23,284	—	82,257
Depreciation and amortization	—	—	128,062	29,200	—	157,262

Total operating costs and expenses	—	—	2,458,693	718,961	—	3,177,654

Income from operations	—	—	370,870	27,593	—	398,463

Interest expense, net	—	34,930	32,988	19,267	—	87,185
Minority interest in earnings	—	—	129	2,975	—	3,104
Equity in earnings of unconsolidated affiliates	(167,544)	(195,805)	17,143	—	346,206	—

Income from continuing operations before income taxes	167,544	160,875	320,610	5,351	(346,206)	308,174
Provision for income taxes	—	(6,669)	124,397	2,076	—	119,804

Income from continuing operations	167,544	167,544	196,213	3,275	(346,206)	188,370
Discontinued operations, net of taxes:
Loss from operations of hospitals sold or held for sale	—	—	—	(8,737)	—	(8,737)
Loss on sale of hospitals, net	—	—	—	(7,618)	—	(7,618)
Impairment of long-lived assets of hospitals held for sale	—	—	—	(4,471)	—	(4,471)

Loss on discontinued operations	—	—	—	(20,826)	—	(20,826)

Net income	$167,544	$167,544	$196,213	$(17,551)	$(346,206)	$167,544

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2007
Statement of Cash Flows

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities
Net cash provided by(used in) operating activities	(85,881)	141,137	417,930	214,552	—	687,738

Cash flows from investing activities
Acquisitions of facilities and other related equipment	—	(6,864,035)	(59,203)	(94,810)	—	(7,018,048)
Purchases of property and equipment	—	—	(366,069)	(156,716)	—	(522,785)
Sale of facilities	—	—	—	109,996	—	109,996
Proceeds from sale of equipment	—	—	591	4,059	—	4,650
Investment in other assets	—	(5,502)	(59,772)	(7,397)	—	(72,671)

Net cash provided by (used in) investing activities	—	(6,869,537)	(484,453)	(144,868)	—	(7,498,858)

Cash flows from financing activities
Proceeds from exercise of stock options	8,214	—	—	—	—	8,214
Stock buy-back	—	—	—	—	—	—
Deferred financing costs	—	(182,954)	—	—	—	(182,954)
Excess tax benefits relating to stock-based compensation	1,216	—	—	—	—	1,216
Redemption of convertible notes	—	—	—	—	—	—
Proceeds from minority investors in joint ventures	128	—	—	2,223	—	2,351
Redemption of minority investments in joint ventures	—	—	—	(1,356)	—	(1,356)
Distribution to minority investors in joint ventures	—	—	—	(6,645)	—	(6,645)
Changes in intercompany balances with affiliates, net	376,319	(468,160)	360,206	(268,365)	—	—
Borrowings under Credit Agreement	—	9,212,000	(66,068)	75,695	—	9,221,627
Repayments of long-term indebtedness	(299,996)	(1,832,486)	(142,100)	135,557	—	(2,139,025)

Net cash provided by (used in) financing activities	85,881	6,728,400	152,038	(62,891)	—	6,903,428

Net change in cash and cash equivalents	—	—	85,515	6,793	—	92,308
Cash and cash equivalents at beginning of period	—	—	28,560	12,006	—	40,566

Cash and cash equivalents at end of period	$—	$—	$114,075	$18,799	$—	$132,874

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2006
Statement of Cash Flows

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities:
Net cash provided by (used in) operating activities	(151,205)	(20,514)	522,332	(358)	—	350,255

Cash flows from investing activities
Acquisitions of facilities and other related equipment	—	—	(340,314)	(44,304)	—	(384,618)
Purchases of property and equipment	—	—	(176,070)	(48,449)	—	(224,519)
Proceeds from sale of equipment	—	—	102	4,378	—	4,480
Disposition of hospital and other ancillary operations	—	—	—	750	—	750
Increase in other assets	—	—	(20,420)	(15,930)	—	(36,350)

Net cash provided by (used in) investing activities	—	—	(536,702)	(103,555)	—	(640,257)

Cash flows from financing activities:
Proceeds from exercise of stock options	14,573	—	—	—	—	14,573
Stock buy-back	(176,316)	—	—	—	—	(176,316)
Deferred financing costs	—	—	(2,153)	—	—	(2,153)
Excess tax benefits relating to stock-based compensation	6,819	—	—	—	—	6,819
Redemption of convertible notes	(128)	—	—	—	—	(128)
Proceeds from minority investors in joint ventures	—	—	—	6,890	—	6,890
Redemption of minority investments in joint ventures	—	—	(56)	(859)	—	(915)
Distribution to minority investors in joint ventures	—	—	—	(3,220)	—	(3,220)
Changes in intercompany balances with affiliates, net	306,257	(366,486)	(34,725)	94,954	—	—
Borrowings under Credit Agreement	—	1,031,000	—	—	—	1,031,000
Repayments of long-term indebtedness	—	(644,000)	(3,525)	(2,565)	—	(650,090)

Net cash provided by (used in) financing activities	151,205	20,514	(40,459)	95,200	—	226,460

Net change in cash and cash equivalents	—	—	(54,829)	(8,713)	—	(63,542)
Cash and cash equivalents at beginning of period	—	—	83,389	20,719	—	104,108

Cash and cash equivalents at end of period	$—	$—	$28,560	$12,006	$—	$40,566

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Year Ended December 31, 2005
Statement of Cash Flows

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities
Net cash provided by(used in) operating activities	(67,739)	(38,924)	469,028	48,684	—	411,049

Cash flows from investing activities
Acquisitions of facilities and other related equipment	—	—	(125,493)	(32,886)	—	(158,379)
Purchases of property and equipment	—	—	(153,422)	(34,943)	—	(188,365)
Sale of facilities	—	—	(6,500)	58,498	—	51,998
Proceeds from sale of equipment	—	—	112	2,213	—	2,325
Investment in other assets	—	—	(22,444)	(12,407)	—	(34,851)

Net cash provided by (used in) investing activities	—	—	(307,747)	(19,525)	—	(327,272)

Cash flows from financing activities
Proceeds from exercise of stock options	49,580	—	—	—	—	49,580
Stock buy-back	(79,853)	—	—	—	—	(79,853)
Deferred financing costs	—	—	(1,259)	—	—	(1,259)
Excess tax benefits relating to stock-based compensation	—	—	—	—	—	—
Redemption of convertible notes	(298)	—	—	—	—	(298)
Proceeds from minority investors in joint ventures	—	—	—	1,383	—	1,383
Redemption of minority investments in joint ventures	—	—	—	(3,242)	—	(3,242)
Distribution to minority investors in joint ventures	—	—	—	(1,939)	—	(1,939)
Change in intercompany balances with affiliates, net	98,310	50,924	(135,652)	(13,582)	—	—
Borrowings under Credit Agreement	—	—	—	—	—	—
Repayments of long-term indebtedness	—	(12,000)	(11,863)	(2,676)	—	(26,539)

Net cash provided by (used in) financing activities	67,739	38,924	(148,774)	(20,056)	—	(62,167)

Net change in cash and cash equivalents	—	—	12,507	9,103	—	21,610
Cash and cash equivalents at beginning of period	—	—	70,882	11,616	—	82,498

Cash and cash equivalents at end of period	$—	$—	$83,389	$20,719	$—	104,108

PART IV
Item 15. Exhibits and Financial Statement Schedules
Item 15(a)(1). Financial Statements
     Reference is made to the index of financial statements and supplementary data previously filed as a part of the Annual Report under Item 8 in Part II.
Item 15(a)(2). Financial Statement Schedules
     The following financial statement schedule was previously filed as a part of the Annual Report:
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

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this
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

Date: December 22, 2008

Exhibit Index

Description

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