Form 10-Q/A
period 2008-03-31
COMMUNITY HEALTH SYSTEMS INC
filed 2008-12-22
CIK 1108109

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q/A
Amendment No. 1
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

Community Health Systems, Inc.
Form 10-Q/A
For the Three Months Ended March 31, 2008

EXPLANATORY NOTE
      The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q/A for the three months ended March 31, 2008 that was originally filed on May 2, 2008 (the “original Form 10-Q”) to conform Part I, Item 1 (Financial Statements) of the original Form 10-Q to reflect revisions previously made in the Company’s quarterly filings on Form 10-Q for the periods ended June 30, 2008 and September 30, 2008 (see Notes 1 and 17). This Amendment No. 1 will subsequently be incorporated by reference into a Registration Statement on Form S-3ASR. Absent the filing of a registration statement under the Securities Act of 1933, the revisions were deemed to be immaterial and would not otherwise have required an amendment to the original Form 10-Q, and would have instead been reflected in the Company’s Quarterly Report on Form 10-Q for the three months ending March 31, 2009.
      Other than as specified above, this Amendment No. 1 on Form 10-Q/A does not modify, update or affect any other disclosures or financial statements set forth in the original Form 10-Q. Furthermore, this Amendment No. 1 on Form 10-Q/A does not purport to provide a general update or discussion of any developments of the Company subsequent to the filing of the original Form 10-Q. Accordingly, the original Form 10-Q as amended by this Amendment No. 1 on Form 10-Q/A, should be read in conjunction with the Company’s filings made with the Securities and Exchange Commission subsequent to the date of the original Form 10-Q.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$164,353	$132,874
Patient accounts receivable, net of allowance for doubtful accounts of $1,036,766 and $1,033,516 at March 31, 2008, and December 31, 2007, respectively	1,625,658	1,533,798
Supplies	264,061	262,903
Prepaid income taxes	110,160	99,417
Deferred income taxes	113,741	113,741
Prepaid expenses and taxes	83,852	70,339
Other current assets	244,567	339,826

Total current assets	2,606,392	2,552,898

Property and equipment	6,338,689	6,310,240
Less accumulated depreciation and amortization	(900,292)	(797,666)

Property and equipment, net	5,438,397	5,512,574

Goodwill	4,375,293	4,247,714

Other assets, net	912,267	1,180,457

Total assets	$13,332,349	$13,493,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$19,476	$20,710
Accounts payable	461,437	492,693
Current income taxes payable	—	—
Accrued interest	90,442	153,832
Accrued liabilities	731,271	780,700

Total current liabilities	1,302,626	1,447,935

Long-term debt	8,886,355	9,077,367

Deferred income taxes	407,947	407,947

Other long-term liabilities	679,722	483,459

Minority interests in equity of consolidated subsidiaries	384,129	366,131

Stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized, none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 97,195,340 shares issued and 96,219,791 shares outstanding at March 31, 2008, and 96,611,085 shares issued and 95,635,536 shares outstanding at December 31, 2007	972	966
Additional paid-in capital	1,247,241	1,240,308
Treasury stock, at cost, 975,549 shares at March 31, 2008 and December 31, 2007	(6,678)	(6,678)
Accumulated other comprehensive income	(188,037)	(81,737)
Retained earnings	618,072	557,945

Total stockholders’ equity	1,671,570	1,710,804

Total liabilities and stockholders’ equity	$13,332,349	$13,493,643

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash flows from operating activities
Net income	$60,127	$54,324
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	122,478	51,270
Minority interest in earnings	9,682	193
Stock-based compensation expense	13,246	6,330
Gain on sale of hospitals, net	(12,885)	—
Excess tax benefits relating to stock-based compensation	947	(758)
Other non-cash expenses, net	2,770	132
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(100,057)	(33,322)
Supplies, prepaid expenses and other current assets	(26,584)	(7,867)
Accounts payable, accrued liabilities and income taxes	(81,965)	45,688
Other	67,374	4,357

Net cash provided by operating activities	55,133	120,347

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(1,705)	(44,039)
Purchases of property and equipment	(141,693)	(44,789)
Disposition of hospitals	365,680	—
Proceeds from sale of property and equipment	13,717	134
Increase in other assets	(98,182)	(7,051)

Net cash provided by (used in) investing activities	137,817	(95,745)

Cash flows from financing activities
Proceeds from exercise of stock options	94	3,311
Excess tax benefits relating to stock-based compensation	(947)	758
Deferred financing costs	(2,232)	(14)
Proceeds from minority investors in joint ventures	12,881	1,019
Redemption of minority investments in joint ventures	—	(1,253)
Distributions to minority investors in joint ventures	(7,524)	(1,079)
Borrowings under credit agreement	25,000	—
Repayments of long-term indebtedness	(188,743)	(5,032)

Net cash used in financing activities	(161,471)	(2,290)

Net change in cash and cash equivalents	31,479	22,312
Cash and cash equivalents at beginning of period	132,874	40,566

Cash and cash equivalents at end of period	$164,353	$62,878

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
The presentation of gross property and equipment and accumulated depreciation and amortization at March 31, 2008 and December 31, 2007 has been corrected to reflect certain assets acquired from Triad Hospitals, Inc. (“Triad”). This correction increased both gross property and equipment and accumulated depreciation and amortization by $108.3 million and did not impact the net balance of property and equipment as previously presented on the accompanying condensed consolidated balance sheets. The correction of assets of hospitals held for sale at December 31, 2007 on the accompanying condensed consolidated balance sheet decreased the assets held for sale by $54.6 million and increased investments in unconsolidated affiliates by $54.6 million, related to those hospitals sold during the first quarter of 2008. This correction did not change the consolidated total of Other assets, net as presented in the accompanying condensed consolidated balance sheet. Note 5 (Acquisitions and Divestitures) and Note 11 (Equity Investments) were revised accordingly to reflect this correction. The condensed consolidated statement of cash flows for the three months ended March 31, 2008 was revised to reflect the reclassification of $46.3 million of expenditures for computer hardware and internal-use software resulting in a reduction of net cash provided by investing activities with a corresponding increase to net cash provided by operating activities, which was previously corrected beginning in the six-month period ended June 30, 2008 (also see Note 17).
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
11. EQUITY INVESTMENTS
The Company owns equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada in which Universal Health Systems, Inc. owns the majority interest; an equity interest of 38.0% in a hospital in Macon, Georgia in which HCA Inc. owns the majority interest; and an equity interest of 50.0% in a hospital in El Dorado, Arkansas in which the SHARE Foundation, a not-for-profit foundation, owns the remaining 50.0%. These equity investments were acquired as part of the acquisition of Triad. The Company uses the equity method of accounting for its investments in these entities. The balance of the Company’s investment in unconsolidated affiliates is $276.5 million and $267.8 million at March 31, 2008 and December 31, 2007, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations for the quarter ended March 31, 2008, is $12.9 million representing the Company’s equity in pre-tax earnings from investments in unconsolidated affiliates.
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
16. CONTINGENCIES
The Company is a party to various legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations. In addition, in connection with the closing of the Triad acquisition on July 25, 2007, the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)— (Continued)
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

Additionally, cash flows from expenditures for computer hardware and internal-use software have been reclassified to a reduction of net cash provided by investing activities with a corresponding increase to net cash provided by operating activities (see Note 1).

The Company’s intercompany activity consists primarily of daily cash transfers for purposes of cash management, the allocation of certain expenses and expenditures paid for by the parent on behalf of the subsidiaries, and the push down of investment in its subsidiaries. The Company’s subsidiaries generally do not purchase services from one another and therefore the intercompany transactions do not represent revenue generating transactions. All intercompany transactions eliminate in consolidation. Therefore, the aforementioned corrections do not impact the Company’s consolidated balance sheet, consolidated statement of income or consolidated statement of cash flows for any period presented. Management believes the effects of these corrections are not material to the Company’s previously issued consolidated financial statements. The following table discloses the impact of these corrections on each of the respective line items of the supplemental condensed consolidating financial statements as of March 31, 2008 and December 31, 2007 and for the periods ending March 31, 2008 and 2007 (in thousands).

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Condensed Consolidating Balance Sheet
As of March 31, 2008
As reported
Prepaid expenses and taxes	$—	$58	$180,024	$13,930	$—	$194,012
Total current assets	113,741	448	1,709,370	832,359	(49,526)	2,606,392
Intercompany receivables (non-current)	—	—	—	—	—	—
Goodwill	21,126	—	2,435,773	1,918,394	—	4,375,293
Net investment in subsidiaries	1,506,013	1,234,270	3,680,406	—	(6,420,689)	—
Total Assets	1,640,880	1,420,794	11,656,624	5,084,266	(6,470,215)	13,332,349
Long-term debt	4	4,325,296	4,509,849	51,206	—	8,886,355
Intercompany payables (non-current)	(438,836)	(4,698,000)	4,841,662	4,101,680	(3,806,506)	—
Additional paid-in capital	1,247,241	—	—	—	—	1,247,241
Retained earnings	618,072	1,694,047	1,232,700	(118,796)	(2,807,951)	618,072
Total stockholders’ equity	1,671,570	1,506,010	1,226,967	(118,794)	(2,614,183)	1,671,570
Total liabilities and stockholders’ equity	1,640,880	1,420,794	11,656,624	5,084,266	(6,470,215)	13,332,349
As adjusted(1)
Prepaid expenses and taxes	110,160	58	69,864	13,930	—	194,012
Total current assets	223,901	448	1,599,210	832,359	(49,526)	2,606,392
Intercompany receivables (non-current)	928,672	9,198,002	10,361,700	1,937,602	(22,425,976)	—
Goodwill	—	—	2,456,899	1,918,394	—	4,375,293
Net investment in subsidiaries	1,473,779	4,194,870	2,380,982	—	(8,049,631)	—
Total Assets	2,626,352	13,579,396	20,629,866	7,021,868	(30,525,133)	13,332,349
Long-term debt	4	8,825,296	54,667	6,388	—	8,886,355
Intercompany payables (non-current)	546,636	2,992,838	18,370,619	6,084,100	(27,994,193)	—
Additional paid-in capital	1,247,241	639,797	435,885	—	(1,075,682)	1,247,241
Retained earnings	618,072	1,022,014	696,282	(118,796)	(1,599,500)	618,072
Total stockholders’ equity	1,671,570	1,473,774	1,126,434	(118,794)	(2,481,414)	1,671,570
Total liabilities and stockholders’ equity	2,626,352	13,579,396	20,629,866	7,021,868	(30,525,133)	13,332,349

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2008
As reported
Net cash provided by (used in) operating activities	853	164,026	321,361	(427,836)	(49,526)	8,878
Purchases of property and equipment	—	—	(84,607)	(52,464)	—	(137,071)
Investments in other assets	—	—	(12,889)	(43,660)	—	(56,549)
Net cash provided by (used in) investing activities	—	—	(98,277)	282,349	—	184,072
Changes in intercompany balances with affiliates, net	—	—	—	—	—	—
Net cash provided by (used in) financing
activities	(853)	(164,026)	(123,280)	126,688	—	(161,471)
As adjusted(1)
Net cash provided by (used in) operating activities	(45,719)	(102,699)	366,178	(113,101)	(49,526)	55,133
Purchases of property and equipment	—	—	(89,229)	(52,464)	—	(141,693)
Investments in other assets	—	—	(54,522)	(43,660)	—	(98,182)
Net cash provided by (used in) investing activities	—	—	(144,532)	282,349	—	137,817
Changes in intercompany balances with affiliates, net	46,572	266,725	(43,380)	(269,917)	—	—
Net cash provided by (used in) financing activities	45,719	102,699	(121,842)	(188,047)	—	(161,471)

Condensed Consolidating Statement of Income
For the three months ended March 31, 2008
As reported
Interest expense, net	—	72,577	75,937	17,188	—	165,702
Equity in earnings of unconsolidated affiliates	(92,362)	(166,267)	(20,967)	—	266,712	(12,884)
Income (loss) from continuing operations before income taxes	92,362	92,362	166,029	(313)	(266,712)	83,728
Provision for income taxes	32,235	—	—	—	—	32,235
Income (loss) from continuing operations	60,127	92,362	166,029	(313)	(266,712)	51,493
Net income	60,127	92,362	166,029	8,321	(266,712)	60,127
As adjusted(1)
Interest expense, net	—	12,924	135,591	17,187	—	165,702
Equity in earnings of unconsolidated affiliates	(60,127)	(65,733)	(21,088)	—	134,064	(12,884)
Income (loss) from continuing operations before income taxes	60,127	51,481	106,496	(312)	(134,064)	83,728
Provision for income taxes	—	(8,646)	41,001	(120)	—	32,235
Income (loss) from continuing operations	60,127	60,127	65,495	(192)	(134,064)	51,493
Net income	$60,127	$60,127	$65,495	$8,442	$(134,064)	$60,127

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Condensed Consolidating Balance Sheet
As of December 31, 2007
As reported
Prepaid expenses and taxes	$—	$102	$156,733	$12,921	$—	$169,756
Total current assets	113,741	102	1,518,022	921,033	—	2,552,898
Intercompany receivables (non-current)	—	—	—	—	—	—
Goodwill	96,671	—	2,162,601	1,988,442	—	4,247,714
Net investment in subsidiaries	1,519,952	1,464,944	4,968,905	—	(7,953,801)	—
Total Assets	1,730,364	1,654,186	12,593,604	5,469,290	(7,953,801)	13,493,643
Long-term debt	4	4,487,090	4,633,801	(43,528)	—	9,077,367
Intercompany payables (non-current)	(385,872)	(4,627,439)	5,956,358	4,562,215	(5,505,262)	—
Other long-term liabilities	(2,519)	121,482	188,316	176,180	—	483,459
Additional paid-in capital	1,240,308	—	—	—	—	1,240,308
Retained earnings	557,945	1,601,686	1,066,671	(134,094)	(2,534,263)	557,945
Total stockholders’ equity	1,710,804	1,519,949	1,062,682	(134,092)	(2,448,539)	1,710,804
Total liabilities and stockholders’ equity	1,730,364	1,654,186	12,593,604	5,469,290	(7,953,801)	13,493,643
As adjusted(l)
Prepaid expenses and taxes	99,417	102	57,316	12,921	—	169,756
Total current assets	213,158	102	1,418,605	921,033	—	2,552,898
Intercompany receivables (non-current)	1,085,684	9,129,859	18,854,467	884,296	(29,954,306)	—
Goodwill	—	—	2,259,113	1,988,601	—	4,247,714
Net investment in subsidiaries	957,750	4,168,316	2,485,035	—	(7,611,101)	—
Total Assets	2,256,592	13,487,417	28,961,296	6,353,745	(37,565,407)	13,493,643
Long-term debt	4	8,987,090	62,792	27,481	—	9,077,367
Intercompany payables (non-current)	137,837	3,267,993	27,008,767	5,378,021	(35,792,618)	—
Other long-term liabilities	—	121,482	188,316	173,661	—	483,459
Additional paid-in capital	1,240,308	434,505	398,338	—	(832,843)	1,240,308
Retained earnings	557,945	604,980	554,624	(133,935)	(1,025,669)	557,945
Total stockholders’ equity	1,710,804	957,748	948,974	(133,933)	(1,772,789)	1,710,804
Total liabilities and stockholders’ equity	2,256,592	13,487,417	28,961,296	6,353,745	(37,565,407)	13,493,643

Condensed Consolidating Statement of Cash Flows
For the three months ended March 31, 2007
As reported
Net cash provided by (used in) operating activities	(4,158)	4,014	108,210	12,281	—	120,347
Changes in intercompany balances with affiliates, net	—	—	—	—	—	—
Net cash provided by (used in) financing activities	4,158	(4,014)	(827)	(1,607)	—	(2,290)
As adjusted (1)
Net cash provided by (used in) operating activities	26,447	(2,561)	104,366	(7,905)	—	120,347
Changes in intercompany balances with affiliates, net	(30,605)	6,575	3,844	20,186	—	—
Net cash provided by (used in) financing activities	(26,447)	2,561	3,017	18,579	—	(2,290)

Condensed Consolidating Statement of Income
For the three months ended March 31, 2007
As reported
Interest expense, net	—	—	21,681	6,752	—	28,433
Equity in earnings of unconsolidated affiliates	(90,156)	(90,156)	6,499	—	173,813	—
Income (loss) from continuing operations before income taxes	90,156	90,156	89,641	(3,019)	(173,813)	93,121
Provision for income taxes	35,832	—	—	—	—	35,832
Income (loss) from continuing operations	54,324	90,156	89,641	(3,019)	(173,813)	57,289
Net income	54,324	90,156	89,641	(5,984)	(173,813)	54,324
As adjusted (1)
Interest expense, net	—	1,369	20,312	6,752	—	28,433
Equity in earnings of unconsolidated affiliates	(54,324)	(57,291)	5,339	—	106,276	—
Income (loss) from continuing operations before income taxes	54,324	55,922	92,170	(3,019)	(106,276)	93,121
Provision for income taxes	—	1,598	35,393	(1,159)	—	35,832
Income (loss) from continuing operations	54,324	54,324	56,777	(1,860)	(106,276)	57,289
Net income	54,324	54,324	56,777	(4,825)	(106,276)	54,324

(1)	Includes effects of reclassification for discontinued operations and for conforming corrections as applied to other periods presented.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidated Balance Sheet
March 31, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands, except share data)
ASSETS
Current assets
Cash and cash equivalents	$—	$—	$213,879	$—	$(49,526)	$164,353
Patient accounts receivable, net of allowance for doubtful accounts	—	—	1,021,244	604,414	—	1,625,658
Supplies	—	—	164,622	99,439	—	264,061
Deferred income taxes	113,741	—	—	—	—	113,741
Prepaid expenses and taxes	110,160	58	69,864	13,930	—	194,012
Other current assets	—	390	129,601	114,576	—	244,567

Total current assets	223,901	448	1,599,210	832,359	(49,526)	2,606,392

Intercompany receivable	928,672	9,198,002	10,361,700	1,937,602	(22,425,976)	—

Property and equipment, net	—	—	3,343,680	2,094,717	—	5,438,397

Goodwill	—	—	2,456,899	1,918,394	—	4,375,293

Other assets, net	—	186,076	487,395	238,796	—	912,267

Net investment in subsidiaries	1,473,779	4,194,870	2,380,982	—	(8,049,631)	—

Total assets	$2,626,352	$13,579,396	$20,629,866	$7,021,868	$(30,525,133)	$13,332,349

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Current maturities of long-term debt	$—	$—	$14,667	$4,809	$—	$19,476
Accounts payable	—	41	339,276	171,646	(49,526)	461,437
Current income taxes payable	—	—	—	—	—	—
Accrued liabilities	—	—	434,906	296,365	—	731,271
Interest payable (receivable)	—	2,599	88,205	(362)	—	90,442

Total current liabilities	—	2,640	877,054	472,458	(49,526)	1,302,626

Long-term debt payable	4	8,825,296	54,667	6,388	—	8,886,355

Intercompany payable	546,636	2,992,838	18,370,619	6,084,100	(27,994,193)	—

Deferred income taxes	407,947	—	—	—	—	407,947

Other long-term liabilities	195	284,848	198,936	195,743	—	679,722

Minority interests in equity of consolidated subsidiaries	—	—	2,156	381,973	—	384,129

Stockholders’ equity
Preferred stock	—	—	—	—	—	—
Common stock	972	—	1	2	(3)	972
Additional paid-in capital	1,247,241	639,797	435,885	—	(1,075,682)	1,247,241
Treasury stock, at cost, 975,549 shares	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive income (loss)	(188,037)	(188,037)	(5,734)	—	193,771	(188,037)
Retained earnings	618,072	1,022,014	696,282	(118,796)	(1,599,500)	618,072

Total stockholders’ equity	1,671,570	1,473,774	1,126,434	(118,794)	(2,481,414)	1,671,570

Total liabilities and stockholders’ equity	$2,626,352	$13,579,396	$20,629,866	$7,021,868	$(30,525,133)	$13,332,349

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidated Statement of Income
Three Months Ended March 31, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$1,688,744	$1,038,810	$—	$2,727,554

Operating costs and expenses:
Salaries and benefits	—	—	638,641	449,129	—	1,087,770
Provision for bad debts	—	—	193,890	103,190	—	297,080
Supplies	—	—	226,130	160,279	—	386,409
Other operating expenses	—	—	300,191	225,976	—	526,167
Rent	—	—	31,301	28,556	—	59,857
Depreciation and amortization	—	—	77,785	44,930	—	122,715

Total operating costs and expenses	—	—	1,467,938	1,012,060	—	2,479,998

Income from operations	—	—	220,806	26,750	—	247,556

Interest expense, net	—	12,924	135,591	17,187	—	165,702
Loss from early extinguishment of debt	—	1,328	—	—	—	1,328
Minority interest in earnings	—	—	(193)	9,875	—	9,682
Equity in earnings of subsididary	(60,127)	(65,733)	(21,088)	—	134,064	(12,884)

Income (loss) from continuing operations before income taxes	60,127	51,481	106,496	(312)	(134,064)	83,728
Provision for income taxes	—	(8,646)	41,001	(120)	—	32,235

Income (loss) from continuing operations	60,127	60,127	65,495	(192)	(134,064)	51,493

Discontinued operations, net of taxes:
Loss from operations of hospitals sold and held for sale	—	—	—	(983)	—	(983)
Gain on sale of hospitals, net	—	—	—	9,617	—	9,617

Income on discontinued operations	—	—	—	8,634	—	8,634

Net income	$60,127	$60,127	$65,495	$8,442	$(134,064)	$60,127

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidated Statement of Income
Three Months Ended March 31, 2007

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$921,231	$233,047	$—	$1,154,278

Operating costs and expenses:
Salaries and benefits	—	—	352,482	110,283	—	462,765
Provision for bad debts	—	—	105,540	22,514	—	128,054
Supplies	—	—	107,117	27,177	—	134,294
Other operating expenses	—	—	180,001	54,164	—	234,165
Rent	—	—	17,679	7,077	—	24,756
Depreciation and amortization	—	—	40,591	7,906	—	48,497

Total operating costs and expenses	—	—	803,410	229,121	—	1,032,531

Income from operations	—	—	117,821	3,926	—	121,747

Interest expense, net	—	1,369	20,312	6,752	—	28,433
Equity in earnings of subsididary	(54,324)	(57,291)	5,339	—	106,276	—
Minority interest in earnings	—	—	—	193	—	193

Income (loss) from continuing operations before income taxes	54,324	55,922	92,170	(3,019)	(106,276)	93,121
Provision for income taxes	—	1,598	35,393	(1,159)	—	35,832

Income (loss) from continuing operations	54,324	54,324	56,777	(1,860)	(106,276)	57,289

Discontinued operations, net of taxes:
Loss from operations of hospitals sold and held for sale	—	—	—	(2,965)	—	(2,965)
Loss on sale of hospitals	—	—	—	—	—	—

Loss on discontinued operations	—	—	—	(2,965)	—	(2,965)

Net income	$54,324	$54,324	$56,777	$(4,825)	$(106,276)	$54,324

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(45,719)	$(102,699)	$366,178	$(113,101)	$(49,526)	$55,133

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(1,685)	(20)	—	(1,705)
Purchases of property and equipment	—	—	(89,229)	(52,464)	—	(141,693)
Disposition of hospitals	—	—	—	365,680	—	365,680
Proceeds from sale of property and equipment	—	—	904	12,813	—	13,717
Investment in other assets	—	—	(54,522)	(43,660)	—	(98,182)

Net cash provided by (used in) investing activities	—	—	(144,532)	282,349	—	137,817

Cash flows from financing activities:
Proceeds from exercise of stock options	94	—	—	—	—	94
Deferred financing costs	—	(2,232)	—	—	—	(2,232)
Excess tax benefits relating to stock-based compensation	(947)	—	—	—	—	(947)
Proceeds from minority investors in joint ventures	—	—	—	12,881	—	12,881
Redemption of minority investments in joint ventures	—	—	—	—	—	—
Distributions to minority investors in joint ventures	—	—	—	(7,524)	—	(7,524)
Changes in intercompany balances with affiliates, net	46,572	266,725	(43,380)	(269,917)	—	—
Borrowings under credit agreement	—	25,000	44,818	(44,818)	—	25,000
(Repayments) borrowings of long-term indebtedness	—	(186,794)	(123,280)	121,331	—	(188,743)

Net cash provided by (used in) financing activities	45,719	102,699	(121,842)	(188,047)	—	(161,471)

Net change in cash and cash equivalents	—	—	99,804	(18,799)	(49,526)	31,479
Cash and cash equivalents at beginning of period	—	—	114,075	18,799	—	132,874

Cash and cash equivalents at end of period	$—	$—	$213,879	$—	$(49,526)	$164,353

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2007

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$26,447	$(2,561)	$104,366	$(7,905)	—	120,347

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(41,141)	(2,898)	—	(44,039)
Purchases of property and equipment	—	—	(37,521)	(7,268)	—	(44,789)
Disposition of hospitals	—	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	77	57	—	134
Investment in other assets	—	—	(6,570)	(481)	—	(7,051)

Net cash provided by (used in) investing activities	—	—	(85,155)	(10,590)	—	(95,745)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,311	—	—	—	—	3,311
Deferred financing costs	—	(14)	—	—	—	(14)
Excess tax benefits relating to stock-based compensation	758	—	—	—	—	758
Proceeds from minority investors in joint ventures	89	—	—	930	—	1,019
Redemption of minority investments in joint ventures	—	—	—	(1,253)	—	(1,253)
Distributions to minority investors in joint ventures	—	—	—	(1,079)	—	(1,079)
Changes in intercompany balances with affiliates, net	(30,605)	6,575	3,844	20,186	—	—
Borrowings under credit agreement	—	—	—	—	—	—
Repayments of long-term indebtedness	—	(4,000)	(827)	(205)	—	(5,032)

Net cash provided by (used in) financing activities	(26,447)	2,561	3,017	18,579	—	(2,290)

Net change in cash and cash equivalents	—	—	22,228	84	—	22,312
Cash and cash equivalents at beginning of period	—	—	28,560	12,006	—	40,566

Cash and cash equivalents at end of period	$—	$—	$50,788	$12,090	$—	$62,878

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Executive Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

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