Form 10-K
period 2008-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2009-02-27
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2008
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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,198,044,909. Market value is determined by reference to the closing price on June 30, 2008 of the Registrant’s Common Stock as reported by the New York Stock Exchange. The Registrant does not (and did not at June 30, 2008) have any non-voting common stock outstanding. As of February 1, 2009, there were 91,507,617 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this annual report is incorporated by reference from portions of the Registrant’s definitive proxy statement for its 2009 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2008.

FORM 10-K ANNUAL REPORT

COMMUNITY HEALTH SYSTEMS, INC.
Year ended December 31, 2008

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	22
Item 1B.	Unresolved Staff Comments	29
Item 2.	Properties	29
Item 3.	Legal Proceedings	34
Item 4.	Submission of Matters to a Vote of Security Holders	38

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	38
Item 6.	Selected Financial Data	40
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	41
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	63
Item 8.	Financial Statements and Supplementary Data	64
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	119
Item 9A.	Controls and Procedures	119
Item 9B.	Other Information	119

PART III
Item 10.	Directors and Executive Officers of the Registrant	122
Item 11.	Executive Compensation	122
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	122
Item 13.	Certain Relationships and Related Transactions	122
Item 14.	Principal Accountant Fees and Services	122

PART IV
Item 15.	Exhibits and Financial Statement Schedules	122
EX-4.7
EX-4.8
EX-4.9
EX-4.10
EX-4.11
EX-4.12
EX-10.5
EX-10.12
EX-10.13
EX-10.14
EX-10.15
EX-10.17
EX-10.18
EX-10.19
EX-10.20
EX-10.22
EX-12
EX-21
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I

Item 1.	Business of Community Health Systems, Inc.

Overview of Our Company

We are the largest publicly traded operator of hospitals in the United States in terms of number of facilities and net operating revenues. We were incorporated in 1996 as a Delaware corporation. We provide healthcare services through these hospitals that we own and operate in non-urban and selected urban markets throughout the United States. As of December 31, 2008, included in our continuing operations, are 118 hospitals that we owned or leased. These hospitals are geographically diversified across 28 states, with an aggregate of 17,245 licensed beds. We generate revenues by providing a broad range of general and specialized hospital healthcare services to patients in the communities in which we are located. Services provided by our hospitals include, but are not limited to, general acute care services, emergency room services, general and specialty surgery, critical care, internal medicine, obstetrics and diagnostic services. As part of providing these services we also own, outright or through partnerships with physicians, physician practices, imaging centers, and ambulatory surgery centers. Through our corporate ownership and operation of these businesses we provide: standardization and centralization of operations across key business areas; a strategic direction to expand and improve services and facilities at our hospitals; implementation of quality of care improvement programs; and assistance in the recruitment of additional physicians to the markets in which our hospitals are located. In a number of our markets, we have partnered with local physicians or not-for-profit providers, or both, in the ownership of our facilities. In addition to our hospitals and related businesses, we also own and operate home care agencies, including two home care agencies located in markets where we do not operate a hospital. Through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we also provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. The home care agencies and the hospital management services businesses constitute operating segments that are not considered reportable segments since they do not meet the quantitative thresholds defined in Statement of Financial Accounting Standards, or SFAS, No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The financial information for our reportable operating segments is presented in Note 14 of the Notes to our Consolidated Financial Statements included under Item 8 of this Report.

Our strategy has also included growth by acquisition. We target hospitals in growing, non-urban and select urban healthcare markets for acquisition because of their favorable demographic and economic trends and competitive conditions. Because these service areas have smaller populations, there are generally fewer hospitals and other healthcare service providers in these communities and generally a lower level of managed care presence in these markets. We believe that smaller populations support less direct competition for hospital-based services. Also, we believe that these communities generally view the local hospital as an integral part of the community.

Effective July 25, 2007, we completed our acquisition of Triad Hospitals, Inc., or Triad. Triad owned and operated 50 hospitals with 49 hospitals located in 17 states in non-urban and middle market communities and one hospital located in the Republic of Ireland. At December 31, 2008, 41 of the 50 hospitals acquired from Triad remain in our continuing operations. The acquisition of Triad also expanded our operations into five states where we previously did not own any facilities.

Throughout this Form 10-K, we refer to Community Health Systems, Inc., or Parent Company, and its consolidated subsidiaries in a simplified manner and on a collective basis, using words like “we” and “our.” This drafting style is suggested by the Securities and Exchange Commission, or SEC, and is not meant to indicate that the publicly traded Parent Company or any other subsidiary of the Parent Company owns or operates any asset, business, or property. The hospitals, operations, and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc.

Available Information

Our Internet address is www.chs.net and the investor relations section of our website is located at www.chs.net/investor/index.html. We make available free of charge, through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as well as amendments to those reports, as soon as reasonably practical after they are filed with the SEC. Our filings are also available to the public at the website maintained by the SEC, www.sec.gov.

We also make available free of charge, through the investor relations section of our website, our Governance Principles, our Code of Conduct and the charters of our Audit and Compliance Committee, the Compensation Committee and the Governance and Nominating Committee.

We have included the Chief Executive Officer and the Chief Financial Officer certifications regarding the company’s public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 of this report. We timely submitted to the New York Stock Exchange, or NYSE, the 2008 Annual CEO certification regarding our compliance with the NYSE’s corporate governance listing standards as required by NYSE Rule 303A.

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

Physician Recruiting.  The primary method of adding or expanding medical services is the recruitment of new physicians into the community. A core group of primary care physicians is necessary as an initial contact point for all local healthcare. The addition of specialists who offer services, including general surgery, OB/GYN, cardiovascular services, orthopedics and urology, completes the full range of medical and surgical services required to meet a community’s core healthcare needs. At the time we acquire a hospital and from time to time thereafter, we identify the healthcare needs of the community by analyzing demographic data and patient referral trends. As a result of this analysis, we are able to determine what we believe to be the optimum mix of primary care physicians and specialists. We employ recruiters at the corporate level to support the local hospital managers in their recruitment efforts. We have increased the number of physicians affiliated with us through our recruiting efforts, net of turnover, by approximately 686 in 2008, 440 in 2007 and 300 in 2006. The percentage of recruited or other physicians commencing practice with us that were specialists was over 50% in 2008. Although in recent years we have begun employing more physicians, most of our physicians are in private practice in their communities and are not our employees. We have been successful in recruiting physicians because of the practice opportunities afforded physicians in our markets, as well as lower managed care penetration as compared to larger urban areas.

Emergency Room Initiatives.  Approximately 55% of our hospital admissions originate in the emergency room. Therefore, we systematically take steps to increase patient flow in our emergency rooms as a means of optimizing utilization rates for our hospitals. Furthermore, the impression of our overall operations by our customers is substantially influenced by our emergency rooms since generally that is their first experience with our hospitals. The steps we take to increase patient flow in our emergency rooms include renovating and expanding our emergency room facilities, improving service and reducing waiting times, as well as publicizing our emergency room capabilities in the local community. We have expanded or renovated 13 of our emergency rooms during the past three years, including four in 2008. We have also implemented marketing campaigns that emphasize the speed, convenience, and quality of our emergency rooms to enhance each community’s awareness of our emergency room services.

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

Expansion of Services.  In an effort to better meet the healthcare needs of the communities we serve and to capture a greater portion of the healthcare spending in our markets, we have added a broad range of services to our facilities. These services range from various types of diagnostic equipment capabilities to additional and renovated emergency rooms, surgical and critical care suites and specialty services. For example, in 2008, we spent $108.7 million as a part of 27 major construction projects. The 2008 projects included new emergency rooms, cardiac cathertization labs, intensive care units, hospital additions, and ambulatory surgery centers. These projects improved various diagnostic and other inpatient and outpatient service capabilities. We continue to believe that appropriate capital investments in our facilities combined with the development of our service capabilities will reduce the migration of patients to competing providers while providing an attractive return on investment. We also employ a small group of clinical consultants at our corporate headquarters to assist the hospitals in their development of surgery, emergency services, critical care and cardiovascular services. In addition to spending capital on expanding services at our existing hospitals, we also build replacement facilities to better meet the healthcare needs of our communities. In 2008, three replacement hospitals were completed and opened: one in Clarksville, Tennessee (June 2008), one in Shelbyville, Tennessee (July 2008) and one in Petersburg, Virginia (August 2008). We spent approximately $374 million on these three replacement hospitals which includes expenditures by Triad prior to our acquisition of Triad.

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

•	Billing and Collections. We have adopted standard policies and procedures with respect to billing and collections. We have also automated and standardized various components of the collection cycle, including statement and collection letters and the movement of accounts through the collection cycle. Upon completion of an acquisition, our management information system team converts the hospital’s existing information system to our standardized system. This enables us to quickly implement our business controls and cost containment initiatives.

•	Physician Support. We support our newly recruited physicians to enhance their transition into our communities. We have implemented physician practice management seminars and training. We host these seminars bi-monthly. All newly recruited physicians are required to attend a three-day introductory seminar that covers issues involved in starting up a practice.

•	Procurement and Materials Management. We have standardized and centralized our operations with respect to medical supplies, equipment and pharmaceuticals used in our hospitals. We have a participation agreement with HealthTrust Purchasing Group, L.P., HealthTrust, a group purchasing organization, or GPO. HealthTrust is the source for a substantial portion of our medical supplies, equipment and pharmaceuticals. This agreement extends to March 2010, with automatic renewal terms of one year unless either party terminates by giving notice of non-renewal.

•	Facilities Management. We have standardized interiors, lighting and furniture programs. We have also implemented a standard process to initiate, evaluate and complete construction projects. Our corporate staff monitors all construction projects, and reviews and pays all construction project invoices. Our initiatives in this area have reduced our construction costs while maintaining the same level of quality and have shortened the time it takes us to complete these projects.

•	Other Initiatives. We have also improved margins by implementing standard programs with respect to ancillary services in areas including emergency rooms, pharmacy, laboratory, imaging, home care, skilled nursing, centralized outpatient scheduling and health information management. We have reduced costs associated with these services by improving contract terms and standardizing information systems. We work to identify and communicate best practices and monitor these improvements throughout the Company.

•	Internal Controls Over Financial Reporting. We have centralized many of our significant internal controls over financial reporting and standardized those other controls that are performed at our hospital locations. We continuously monitor compliance with and evaluate the effectiveness of our internal controls over financial reporting.

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

In each year since 1997, we have met or exceeded our acquisition goals. Occasionally, we have pursued acquisition opportunities outside of our specified criteria when such opportunities have had uniquely favorable characteristics. In addition to two hospitals acquired from local governmental entities in 2007, we also acquired Triad, which, at the time of our acquisition, owned and operated 50 hospitals with 49 hospitals located in 17 states across the U.S. and one hospital located in the Republic of Ireland. Since our acquisition of Triad’s 50 hospital portfolio in July, 2007, we have primarily focused our efforts on integrating those hospitals, as opposed to pursuing further acquisition opportunities. In the fourth quarter of 2008, we completed an acquisition of a two hospital system located in Spokane, Washington, an acquisition we had been pursuing, and for which we were awaiting government approval, for almost a year. In 2009, in light of the current economic conditions, we intend to proceed cautiously with our acquisition strategy, anticipating closing on only two acquisitions during the year. One of these two anticipated acquisitions closed on February 1, 2009.

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

At the time we acquire a hospital, we may commit to an amount of capital expenditures, such as a replacement facility, renovations, or equipment over a specified period of time. As an obligation under a hospital purchase agreement in effect as of December 31, 2008, we are required to build a replacement facility in Valparaiso, Indiana by April 2011. Also, as required by an amendment to a lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location. Estimated construction costs, including equipment costs, are approximately $269.0 million for these two replacement hospitals, of which approximately $8.5 million has been incurred to date. In addition, other commitments under purchase agreements in effect as of December 31, 2008, obligate us to spend approximately $266.8 million through 2013, for costs such as capital improvements, equipment, selected leases and physician recruiting.

Industry Overview

The Centers for Medicare and Medicaid Services, or CMS, reported that in 2007 total U.S. healthcare expenditures grew by 6.1% to $2.2 trillion. CMS also projected total U.S. healthcare spending to grow by 6.6% in 2008 and by an average of 6.7% annually from 2009 through 2017. By these estimates, healthcare expenditures will account for approximately $4.3 trillion, or 19.5% of the total U.S. gross domestic product, by 2017.

Hospital services, the market in which we operate, is the largest single category of healthcare at 30% of total healthcare spending in 2007, or $696.5 billion, as reported by CMS. CMS projects the hospital services category to grow by at least 6.4% per year through 2017. It expects growth in hospital healthcare spending to continue due to the aging of the U.S. population and consumer demand for expanded medical services. As hospitals remain the primary setting for healthcare delivery, CMS expects hospital services to remain the largest category of healthcare spending.

U.S. Hospital Industry.  The U.S. hospital industry is broadly defined to include acute care, rehabilitation, and psychiatric facilities that are either public (government owned and operated), not-for-profit private (religious or secular), or for-profit institutions (investor owned). According to the American Hospital Association, there are approximately 4,900 inpatient hospitals in the U.S. which are not-for-profit owned, investor owned, or state or local government owned. Of these hospitals, approximately 41% are located in non-urban communities. We believe that a majority of these hospitals are owned by not-for-profit or governmental entities. These facilities offer a broad range of healthcare services, including internal medicine, general surgery, cardiology, oncology, orthopedics, OB/GYN, and emergency services. In addition, hospitals also offer other ancillary services including psychiatric, diagnostic, rehabilitation, home care, and outpatient surgery services.

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

We believe that non-urban hospitals are generally able to obtain higher operating margins than urban hospitals. Factors contributing to a non-urban hospital’s margin advantage include fewer patients with complex medical problems, a lower cost structure, limited competition, and favorable Medicare payment provisions. Patients needing the most complex care are more often served by the larger and/or more specialized urban hospitals. A non-urban hospital’s lower cost structure results from its geographic location, as well as the lower number of patients treated who need the most highly advanced services. Additionally, because non-urban hospitals are generally sole providers or one of a small group of providers in their markets, there is limited competition. This generally results in more favorable pricing with commercial payors. Medicare has special payment provisions for “sole community hospitals.” Under present law, hospitals that qualify for this designation can receive higher reimbursement rates. As of December 31, 2008, 25 of our hospitals were “sole community hospitals.” In addition, we believe that non-urban communities are generally characterized by a high level of patient and physician loyalty that fosters cooperative relationships among the local hospitals, physicians, employees and patients.

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

Hospital Industry Trends

Demographic Trends.  According to the U.S. Census Bureau, there are presently approximately 37.9 million Americans aged 65 or older in the U.S. who comprise approximately 12.6% of the total U.S. population. By the year 2030, the number of elderly is expected to climb to 72.1 million, or 19.3% of the total population. Due to the increasing life expectancy of Americans, the number of people aged 85 years and older is also expected to increase from 5.5 million to 8.7 million by the year 2030. This increase in life expectancy will increase demand for healthcare services and, as importantly, the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among the main beneficiaries of this increase in demand. Based on data compiled for us, the populations of the service areas where our hospitals are located grew by 24.9% from 1990 to 2007 and are expected to grow by 6.2% from 2007 to 2012. The number of people aged 65 or older in these service areas grew by 24.4% from 1990 to 2007 and is expected to grow by 10.5% from 2007 to 2012.

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

As a result of recent changes in the global economic conditions, we anticipate seeing a decline in the trend of consolidation activity, including mergers and acquisitions.

Selected Operating Data

The following table sets forth operating statistics for our hospitals for each of the years presented, which are included in our continuing operations. Statistics for 2008 include a full year of operations for 116 hospitals and partial periods for two hospitals acquired during the year. Statistics for 2007 include a full year of operations for 70 hospitals and partial periods for 45 hospitals acquired during the year. Statistics for 2006 include a full year of operations for 63 hospitals and partial periods for seven hospitals acquired during the year. Hospitals which have been sold and hospitals which are classified as held for sale are excluded from all periods presented.

	Year Ended December 31,
	2008	2007	2006
	(Dollars in thousands)

Consolidated Data
Number of hospitals (at end of period)	118	115	70
Licensed beds (at end of period)(1)	17,245	16,716	8,406
Beds in service (at end of period)(2)	15,063	14,446	6,753
Admissions(3)	663,328	459,046	307,964
Adjusted admissions(4)	1,196,602	842,368	570,969
Patient days(5)	2,808,247	1,923,547	1,264,256
Average length of stay (days)(6)	4.2	4.2	4.1
Occupancy rate (beds in service)(7)	52.0%	52.2%	54.3%
Net operating revenues	$10,840,098	$7,063,775	$4,180,136
Net inpatient revenues as a % of total net operating revenues	50.3%	49.2%	50.0%
Net outpatient revenues as a % of total net operating revenues	47.5%	48.8%	48.8%
Net Income	$218,304	$30,289	$168,263
Net Income as a % of total net operating revenues	2.0%	0.4%	4.0%
Liquidity Data
Adjusted EBITDA(8)	$1,524,723	$814,980	$564,339
Adjusted EBITDA as a % of total net operating revenues(8)	14.1%	11.7%	13.5%
Net cash flows provided by operating activities	$1,057,281	$687,738	$350,255
Net cash flows provided by operating activities as a % of total net operating revenues	9.8%	9.7%	8.4%
Net cash flows used in investing activities	$(665,471)	$(7,498,858)	$(640,257)
Net cash flows provided by (used in) financing activities	$(304,029)	$6,903,428	$226,460

See pages 10 and 11 for footnotes.

	Year Ended December 31,		(Decrease)
	2008	2007	Increase
	(Dollars in thousands)

Same-Store Data(9)
Admissions(3)	651,211	638,635	2.0%
Adjusted admissions(4)	1,174,600	1,149,284	2.2%
Patient days(5)	2,754,336	2,763,735
Average length of stay (days)(6)	4.2	4.3
Occupancy rate (beds in service)(7)	52.1%	52.8%
Net operating revenues	$10,620,627	$9,962,447	6.6%
Income from operations	$981,365	$621,983	57.8%
Income from operations as a % of net operating revenues	9.2%	6.2%
Depreciation and amortization	$487,637	$446,254
Equity in earnings of unconsolidated affiliates	$42,064	$48,796

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)	Beds in service are the number of beds that are readily available for patient use.

(3)	Admissions represent the number of patients admitted for inpatient treatment.

(4)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(5)	Patient days represent the total number of days of care provided to inpatients.

(6)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(7)	We calculated occupancy rate percentages by dividing the average daily number of inpatients by the weighted average of beds in service.

(8)	EBITDA consists of net income (loss) before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to exclude discontinued operations, loss from early extinguishment of debt and minority interest in earnings. We have from time to time sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. We believe that it is useful to present adjusted EBITDA because it excludes the portion of EBITDA attributable to these third party interests and clarifies for investors our portion of EBITDA generated by continuing operations. We use adjusted EBITDA as a measure of liquidity. We have included this measure because we believe it provides investors with additional information about our ability to incur and service debt and make capital expenditures. Adjusted EBITDA is the basis for a key component in the determination of our compliance with some of the covenants under our senior secured credit facility, as well as to determine the interest rate and commitment fee payable under the senior secured credit facility (although adjusted EBITDA does not include all of the adjustments described in the senior secured credit facility).

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

The following table reconciles adjusted EBITDA, as defined, to our net cash provided by operating activities as derived directly from our consolidated financial statements for the years ended December 31, 2008, 2007, and 2006 (in thousands):

	Year Ended December 31,
	2008	2007	2006

Adjusted EBITDA	$1,524,723	$814,980	$564,339
Interest expense, net	(651,925)	(361,773)	(94,411)
Provision for income taxes	(129,479)	(41,828)	(110,152)
Deferred income taxes	159,870	(39,894)	(25,228)
Income (loss) from operations of hospitals sold or held for sale	5,316	(8,884)	(6,873)
Income tax (expense) benefit on the non-cash impairment and (gain) loss on sale of hospitals	(6,357)	5,298	1,378
Depreciation and amortization of discontinued operations	7,609	21,458	9,485
Stock compensation expense	52,105	38,771	20,073
Excess tax benefits relating to stock based compensation	(1,278)	(1,216)	(6,819)
Other non-cash (income) expenses, net	3,577	19,017	500
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(57,437)	131,300	(71,141)
Supplies, prepaid expenses and other current assets	(34,711)	(31,977)	(4,544)
Accounts payable, accrued liabilities and income taxes	119,596	125,959	52,151
Other	65,672	16,527	21,497

Net cash provided by operating activities	$1,057,281	$687,738	$350,255

(9)	Includes former Triad hospital’s data, as if we owned them as of January 1, 2007 (acquisition date was July 25, 2007) and other acquired hospitals to the extent we operated them during comparable periods in both years. We have restated our 2008 and 2007 financial statements and statistical results to reflect the reclassification in 2008 of one hospital owned by us during these periods, which is held for sale, to discontinued operations.

Sources of Revenue

We receive payment for healthcare services provided by our hospitals from:

•	the federal Medicare program;

•	state Medicaid or similar programs;

•	healthcare insurance carriers, health maintenance organizations or “HMOs,” preferred provider organizations or “PPOs,” and other managed care programs; and

•	patient directly.

The following table presents the approximate percentages of net operating revenue received from Medicare, Medicaid, managed care, self-pay and other sources for the periods indicated. The data for the years presented are not strictly comparable due to the significant effect that hospital acquisitions have had on these statistics.

Net Operating Revenues by Payor Source	2008	2007	2006

Medicare	27.5%	29.0%	30.4%
Medicaid	9.1%	10.3%	11.1%
Managed Care and other third party payors	52.7%	50.7%	46.7%
Self-pay	10.7%	10.0%	11.8%

Total	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenue from the Medicare and Medicaid programs. Included in Managed Care and other third party payors is net operating revenue from insurance companies from which we have insurance provider contracts, Managed Care Medicare, insurance companies for which we do not have insurance provider contracts, worker’s compensation carriers, and non-patient service revenue, such as rental income and cafeteria sales.

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

In addition to government programs, we are paid by private payors, which include insurance companies, HMOs, PPOs, other managed care companies, employers, and by patients directly. Blue Cross payors are included in “Managed Care and other third party payors” line in the above table. Patients are generally not responsible for any difference between customary hospital charges and amounts paid for hospital services by Medicare and Medicaid programs, insurance companies, HMOs, PPOs, and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. To further reduce their healthcare costs, an increasing number of insurance companies, HMOs, PPOs, and other managed care companies are negotiating discounted fee structures or fixed amounts for hospital services performed, rather than paying healthcare providers the amounts billed. We negotiate discounts with managed care companies, which are typically smaller than discounts under governmental programs. If an increased number of insurance companies, HMOs, PPOs, and other managed care companies succeed in negotiating discounted fee structures or fixed amounts, our results of operations may be negatively affected. For more information on the payment programs on which our revenues depend, see “Payment” on page 17.

As of December 31, 2008, Indiana and Texas represented the only areas of geographic concentration. Net operating revenues as a percentage of consolidated net operating revenues generated in Indiana were 11.0% in 2008 and 7.7% in 2007. Net operating revenues as a percentage of consolidated net operating revenues generated in Texas were 13.4% in 2008, 13.0% in 2007 and 10.4% in 2006. As a result of our growth and expansion of services in other states, Pennsylvania no longer represents an area of geographic concentration, which it did as of December 31, 2007.

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

Healthcare Reform.  The healthcare industry continues to attract much legislative interest and public attention. In recent years, an increasing number of legislative proposals have been introduced or proposed in Congress and in some state legislatures that would affect major changes in the healthcare system. The Obama administration has stated as a top priority its desire to reform the U.S. health care system with the goal of providing affordable, accessible health care for all Americans. Proposals that have been considered include cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, and mandatory health insurance coverage for employees. The “American Recovery and Reinvestment Act of 2009” has been signed into law providing for a temporary increase in the federal matching assistance percentage (FMAP), a temporary increase in federal Medicaid DSH allotments, subsidization of health insurance premiums (COBRA) for up to nine months, and grants and loans for infrastructure and incentive payments for providers who adopt and use health information technology. The costs of implementing this law and other proposals could be financed, in part, by reductions in payments to healthcare providers under Medicare, Medicaid, and other government programs. We cannot predict the course of future healthcare legislation, other changes the administration may seek to implement regarding healthcare or interpretations by the administration of existing governmental healthcare programs and the effect that any legislation change or interpretation may have on us.

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

Provisions in the Deficit Reduction Act of 2005, or DRA, that went into effect on January 1, 2007 give states significant financial incentives to enact false claims laws modeled on the federal FCA. Additionally, the DRA requires every entity that receives annual payments of at least $5 million from a state Medicaid plan to establish written policies for its employees that provide detailed information about federal and state false claims statutes and the whistleblower protections that exist under those laws. Both provisions of the DRA are expected to result in increased false claims litigation against health care providers. We have substantially complied with the written policy requirements.

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

Certificates of Need.  The construction of new facilities, the acquisition of existing facilities and the addition of new services at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These certificate of need laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. As of December 31, 2008, we operated 54 hospitals in 16 states that have adopted certificate of need laws for acute care facilities. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of a hospital’s licenses.

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

Payments for inpatient acute services are generally made pursuant to a prospective payment system, commonly known as “PPS.” Under PPS, our hospitals are paid a predetermined amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group, commonly known as a “DRG”, based upon the patient’s condition and treatment during the relevant inpatient stay. For the federal fiscal year 2008 (i.e., the federal fiscal year beginning October 1, 2007), each DRG was assigned a payment rate using 67% of the national average cost per case and 33% of the national average charge per case and 50% of the change to severity adjusted DRG weights. Severity adjusted DRG’s more accurately reflect the costs a hospital incurs for caring for a patient and accounts more fully for the severity of each patient’s condition. For the federal fiscal year 2009, each DRG is assigned a payment rate using 100% of the national average cost per case and 100% of the severity adjusted DRG weights. DRG payments are based on national averages and not on charges or costs specific to a hospital. However, DRG payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. While a hospital generally does not receive payment in addition to a DRG payment, hospitals may qualify for an “outlier” payment when the relevant patient’s treatment costs are extraordinarily high and exceed a specified regulatory threshold.

The DRG rates are adjusted by an update factor on October 1 of each year, the beginning of the federal fiscal year. The index used to adjust the DRG rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. DRG payment rates were increased by the full “market basket index”, for the federal fiscal years 2006, 2007, 2008 and 2009 or 3.7%, 3.4%, 3.3% and 3.6%, respectively. The Deficit Reduction Act of 2005 imposes a two percentage point reduction to the market basket index beginning October 1, 2007, and each year thereafter, if patient quality data is not submitted. We are complying with this data submission requirement. Future legislation may decrease the rate of increase for DRG payments, but we are not able to predict the amount of any reduction or the effect that any reduction will have on us.

In addition, hospitals may qualify for Medicare disproportionate share payments when their percentage of low income patients exceeds specified regulatory thresholds. A majority of our hospitals qualify to receive Medicare disproportionate share payments. For the majority of our hospitals that qualify to receive Medicare disproportionate share payments, these payments were increased by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 effective April 1, 2004. These Medicare disproportionate share payments as a percentage of net operating revenues were 1.8%, 1.8% and 2.1% for the years ended December 31, 2008, 2007 and 2006, respectively.

Beginning August 1, 2000, we began receiving Medicare reimbursement for outpatient services through a PPS. Under the Balanced Budget Refinement Act of 1999, non-urban hospitals with 100 beds or less were held harmless through December 31, 2004 under this Medicare outpatient PPS. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 extended the hold harmless provision for non-urban hospitals with 100 beds or less and for non-urban sole community hospitals with more than 100 beds through December 31, 2005. The Deficit Reduction Act of 2005 extended the hold harmless provision for non-urban hospitals with 100 beds or less that are not sole community hospitals through December 31, 2008; however, that Act reduced the amount these hospitals would receive in hold harmless payment by 5% in 2006, 10% in 2007 and 15% in 2008. Of our 118 hospitals in continuing operations at December 31, 2008, 31 qualified for this relief. The Medicare Improvements for Patients and Providers Act extends the hold harmless provision for non-urban hospitals with 100 beds or less, including non-urban sole community hospitals, through December 31, 2009, at 85% of the hold harmless amount. Of our 118 hospitals in continuing operations at December 31, 2008, 44 will qualify for this relief. The outpatient conversion factor was increased 3.7%

effective January 1, 2006; however, coupled with adjustments to other variables within the outpatient PPS resulted in an approximate 2.2% to 2.6% net increase in outpatient PPS payments. The outpatient conversion factor was increased 3.4% effective January 1, 2007; however, coupled with adjustments to other variables with the outpatient PPS, an approximate 2.5% to 2.9% net increase in outpatient payments occurred. The outpatient conversion factor was increased 3.3% effective January 1, 2008; however, coupled with adjustments to other variables with the outpatient PPS, an approximate 3.0% to 3.4% net increase in outpatient payments occurred. The outpatient conversion factor was increased 3.6% effective January 1, 2009; however, coupled with adjustments to other variables with outpatient PPS, an approximate 3.5% to 3.9% net increase in outpatient payments is expected to occur. The Medicare Improvements and Extension Act of the Tax Relief and Health Care Act of 2006 imposes a two percentage point reduction to the market basket index beginning January 1, 2009, and each year thereafter, if patient quality data is not submitted. We intend to comply with this data submission requirement.

Skilled nursing facilities and swing bed facilities were historically paid by Medicare on the basis of actual costs, subject to limitations. The Balanced Budget Act of 1997 established a PPS for Medicare skilled nursing facilities and mandated that swing bed facilities must be incorporated into the skilled nursing facility PPS. For federal fiscal year 2006, skilled nursing facility PPS payment rates were increased by the full market basket of 3.1%; however coupled with adjustments to other variables within the skilled nursing facility PPS, an approximate 3.9% to 4.3% net increase in skilled nursing facility PPS payments occurred. Skilled nursing facility PPS rates were increased by the full SNF market basket index of 3.1%, 3.3% and 3.4% for the federal fiscal years 2007, 2008 and 2009, respectively.

The Department of Health and Human Services established a PPS for home health services (i.e. home care) effective October 1, 2000. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 implemented a 0.8% reduction to the market basket increase to the home health agency PPS per episodic payment rate effective April 1, 2004 and for the federal fiscal years 2005 and 2006, and increased Medicare payments by 5.0% to home health services provided in rural areas from April 1, 2004 through March 31, 2005. The Deficit Reduction Act of 2005 extended the 5.0% increase to home health services provided in rural areas for an additional year effective January 1, 2006 and froze home health agency payments for 2006 at 2005 levels. The home health agency PPS per episodic payment rate increased by 0% on January 1, 2006 and 3.3% on January 1, 2007. The home health agency PPS per episodic payment rate increased by 3% on January 1, 2008; however, coupled with adjustments to other variables with home health agency PPS, an approximate 1.5% to 1.9% net increase in home health agency payments occurred. The home health agency PPS per episodic payment rate increased by 2.9% on January 1, 2009; however, coupled with adjustments to other variables with home health agency PPS, an approximate 0.2% net increase in home health agency payments is expected to occur. The Deficit Reduction Act of 2005 imposes a two percentage point reduction to the market basket index beginning January 1, 2007, and each year thereafter, if patient quality data is not submitted. We are complying with this data submission requirement.

Medicaid.  Most state Medicaid payments are made under a PPS or under programs which negotiate payment levels with individual hospitals. Medicaid is currently funded jointly by state and federal government. The federal government and many states are currently considering significantly reducing Medicaid funding, while at the same time expanding Medicaid benefits. We can provide no assurance that reductions to Medicaid fundings will not have a material adverse effect on our consolidated results of operations.

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

Supply Contracts

In March 2005, we began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust, a GPO in which we are a minority partner. Triad was also a minority partner in HeathTrust and we acquired their ownership interest and contractual rights in the acquisition. As of December 31, 2008, we have a 17.0% ownership interest in HealthTrust. By participating in this organization we are able to procure items at competitively priced rates for our hospitals. There can be no assurance that our arrangement with HealthTrust will continue to provide the discounts we expect to achieve.

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

Since its initial adoption, the compliance program continues to be expanded and developed to meet the industry’s expectations and our needs. Specific written policies, procedures, training and educational materials and programs, as well as auditing and monitoring activities have been prepared and implemented to address the functional and operational aspects of our business. Included within these functional areas are materials and activities for business sub-units, including laboratory, radiology, pharmacy, emergency, surgery, observation, home care, skilled nursing, and clinics. Specific areas identified through regulatory interpretation and enforcement activities have also been addressed in our program. Claims preparation and submission, including coding, billing, and cost reports, comprise the bulk of these areas. Financial arrangements with physicians and other referral sources, including compliance with anti-kickback and Stark laws, emergency department treatment and transfer requirements, and other patient disposition issues are also the focus of policy and training, standardized documentation requirements, and review and audit. Another focus of the program is the interpretation and implementation of the HIPAA standards for privacy and security.

We have a Code of Conduct which applies to all directors, officers, employees and consultants, and a confidential disclosure program to enhance the statement of ethical responsibility expected of our employees and business associates who work in the accounting, financial reporting, and asset management areas of our Company. Our Code of Conduct is posted on our website at www.chs.net/company_overview/code_conduct.html.

Employees

At December 31, 2008, we employed approximately 55,579 full-time employees and 22,755 part-time employees. Of these employees, approximately 2,010 are union members. We currently believe that our labor relations are good.

Professional Liability Claims

As part of our business of owning and operating hospitals, we are subject to legal actions alleging liability on our part. To cover claims arising out of the operations of hospitals, we maintain professional malpractice liability insurance and general liability insurance on a claims made basis in excess of those amounts for which we are self-insured, in amounts we believe to be sufficient for our operations. We also maintain umbrella liability coverage for claims which, due to their nature or amount, are not covered by our other insurance policies. However, our insurance coverage does not cover all claims against us or may not continue to be available at a reasonable cost for us to maintain adequate levels of insurance. For a further discussion of our insurance coverage, see our discussion of professional liability claims in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We are insured for damages of personal property or environmental injury arising out of environmental impairment for both above ground and underground storage tank issues under one insurance policy for all of our hospitals. Our policy coverage is $2 million per occurrence with a $25,000 deductible and a $10 million annual aggregate. This policy also provides pollution legal liability coverage for the former Triad hospitals.

Under a separate insurance policy, we are insured for onsite and offsite third party bodily injury, property damage and clean up costs including business interruption insurance coverage for actual losses or rental value resulting from pollution issues for all of our hospitals other than the former Triad hospitals. This policy coverage for pollution legal liability is $3 million per occurrence with a $100,000 deductible and a $6 million annual aggregate.

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

We are significantly leveraged. The chart below shows our level of indebtedness and other information as of December 31, 2008. In connection with the consummation of our acquisition of Triad in July 2007, $7.215 billion senior secured financing under a new credit facility, or “New Credit Facility”, was obtained by our wholly-owned subsidiary, CHS/Community Health Systems, Inc. or CHS. CHS also issued 8.875% senior notes, or the “Notes”, having an aggregate principal amount of $3.021 billion. Both the indebtedness under the New Credit Facility and the Notes are senior obligations of CHS and are guaranteed on a senior basis by us and by certain of our domestic subsidiaries. We used the net proceeds from the Notes offering and the net proceeds of the $6.065 billion term loans under the New Credit Facility to pay the consideration under the merger agreement with Triad, to refinance certain of our existing indebtedness and the indebtedness of Triad, to complete certain related transactions, to pay certain costs and expenses of the transactions and for general corporate uses. As of December 31, 2008, a $750 million revolving credit facility and $200 million of our delayed draw term loan facility are available to us for working capital and general corporate purposes under the New Credit Facility, with $93.6 million of the revolving credit facility being set aside for outstanding letters of credit. During the fourth quarter of 2008, $100 million of the delayed draw term loan had been drawn down by us, reducing the delayed draw term loan availability from $300 million to $200 million at December 31, 2008. In January 2009, we drew down the remaining $200 million of the delayed draw term loan.

Also, in connection with the consummation of the acquisition of Triad, we completed an early repayment of the $300 million aggregate principal amount of 6.5% Senior Subordinated Notes due 2012 through a cash tender offer and consent solicitation.

As of
December 31, 2008
($ in millions)

Senior secured credit facility
Term loans	$5,965.9
Notes	2,910.8
Other	90.7

Total debt	8,967.4

Stockholder equity	1,672.9

The following table shows the ratio of earnings to fixed charges for the periods indicated:

	Year Ended December 31,
	2004	2005	2006	2007	2008

Ratio of earnings to fixed charges(1)	3.87 x	3.79 x	3.37 x	1.22 x	1.47 x

(1)	There are no shares of preferred stock outstanding.

As of December 31, 2008, our $5.350 billion notional amount of interest rate swap agreements represented approximately 89.7% of our variable rate debt. On a prospective basis, a 1% change in interest rates on the remaining unhedged variable rate debt existing as of December 31, 2008, would result in interest expense fluctuating approximately $6.2 million per year.

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

The counterparty to the interest rate swap agreements exposes us to credit risk in the event of non-performance. However, at December 31, 2008, we do not anticipate non-performance by the counterparty due to the net settlement feature of the agreements and our liability position with respect to all of our counterparties.

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

Many of the hospitals we have acquired, had, or future acquisitions may have, significantly lower operating margins than we do and/or operating losses prior to the time we acquired or will acquire them. In the past, we have occasionally experienced temporary delays in improving the operating margins or effectively integrating the operations of these acquired hospitals. In the future, if we are unable to improve the operating margins of acquired hospitals, operate them profitably, or effectively integrate their operations, we may be unable to achieve our growth strategy. We acquired 50 hospitals in the Triad acquisition. In the past, we have not acquired this many hospitals at one time. We may still experience delays or difficulties in improving the operating margins or the operations of these acquired hospitals.

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

As a result of the Triad acquisition, on a consolidated basis, we are subject to all of the potential liabilities relating to the hospitals held by Triad, including liabilities relating to pending or threatened litigation matters, which, if adversely decided, could have a material adverse effect on our future results, operations and liquidity.

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

We have a five-year participation agreement with a GPO. This agreement extends to March 2010, with automatic renewal terms of one year, unless either party terminates by giving notice of non-renewal. GPOs attempt to obtain favorable pricing on medical supplies with manufacturers and vendors who sometimes negotiate exclusive supply arrangements in exchange for the discounts they give. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could incur higher costs for our medical supplies obtained through HealthTrust. These higher costs could cause our operating results to decline.

There can be no assurance that our arrangement with HealthTrust will provide the discounts we expect to achieve.

If the fair value of our reporting units declines, a material non-cash charge to earnings from impairment of our goodwill could result.

At December 31, 2008, we had approximately $4.166 billion of goodwill recorded on our books. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.

The current turmoil in the financial markets and weakness in macroeconomic conditions globally continue to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If a further decline in our market capitalization and other factors resulted in the decline in our fair value, it is reasonably likely that a goodwill impairment assessment prior to the next annual review, in the fourth quarter of 2009, would be necessary. If such an assessment is required, an impairment of goodwill may be recognized. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in the period the impairment is recognized. The amount of such effect on earnings and losses is dependent on the size of the impairment charge.

Risks related to our industry

If federal or state healthcare programs or managed care companies reduce the payments we receive as reimbursement for services we provide, our net operating revenues may decline.

In 2008, 36.6% of our net operating revenues came from the Medicare and Medicaid programs. In recent years, federal and state governments made significant changes in the Medicare and Medicaid programs, including the Medicare Prescription Drug, Improvement and Modernization Act of 2003. Some of these changes have decreased the amount of money we receive for our services relating to these programs.

In recent years, Congress and some state legislatures have introduced an increasing number of other proposals to make major changes in the healthcare system including an increased emphasis on the linkage between quality of care criteria and payment levels such as the submission of patient quality data to the Secretary of Health and Human Services. In addition, CMS conducts ongoing reviews of certain state reimbursement programs. Federal funding for existing programs may not be approved in the future. Future federal and state legislation may further reduce the payments we receive for our services. The Obama administration has stated as a top priority its desire to reform the U.S. healthcare system with the goal of providing affordable, accessible health care for all Americans. Proposals that have been considered include cost controls on hospitals, insurance market reforms to increase the availability of group health insurance to small businesses, and mandatory health insurance coverage for employees. The “American Recovery and Reinvestment Act of 2009” has been signed into law providing for a temporary increase in the federal matching assistance percentage (FMAP), a temporary increase in federal Medicaid DSH allotments, subsidization of health insurance premiums (COBRA) for up to nine months, and grants and loans for infrastructure and incentive payments for providers who adopt and use health information technology. The costs of implementing this law and other proposals could be financed, in part, by reductions in payments to healthcare providers under Medicare, Medicaid, and other government programs. We cannot predict the course of future healthcare legislation, other changes the administration may seek to implement regarding healthcare or interpretations by the administration of existing governmental healthcare programs and the effect that any legislation change or interpretation may have on us.

In addition, insurance and managed care companies and other third parties from whom we receive payment for our services increasingly are attempting to control healthcare costs by requiring that hospitals discount payments for their services in exchange for exclusive or preferred participation in their benefit plans. We believe that this trend may continue and our inability to negotiate increased reimbursement rates or maintain existing rates may reduce the payments we receive for our services.

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

In addition, there are heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry, including the hospital segment. The ongoing investigations relate to various referral, cost reporting, and billing practices, laboratory and home care services, and physician ownership and joint ventures involving hospitals. For example, the Department of Justice has alleged that we and three of our New Mexico hospitals have caused the state of New Mexico to submit improper claims for federal funds in violation of the Civil False Claims Act. For a further discussion of this matter, see “Legal Proceedings.”

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

In recent years, physicians, hospitals, and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability, or related legal theories. Even in states that have imposed caps on damages, litigants are seeking recoveries under new theories of liability that might not be subject to the caps on damages. Many of these actions involve large claims and significant defense costs. To protect us from the cost of these claims, we maintain professional malpractice liability insurance and general liability insurance coverage in excess of those amounts for which we are self-insured, in amounts that we believe to be sufficient for our operations. However, our insurance coverage does not cover all claims against us or may not continue to be available at a reasonable cost for us to maintain adequate levels of insurance. The cost of malpractice and other professional liability insurance increased in 2006 by 0.1%, decreased in 2007 by 0.1% and decreased in 2008 by 0.2% as a percentage of net operating revenue. If these costs rise rapidly, our profitability could decline. For a further discussion of our insurance coverage, see our discussion of professional liability insurance claims in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Currently, the global economies, and in particular the United States, are experiencing a period of economic uncertainty and the related financial markets are experiencing a high degree of volatility. This current financial turmoil is adversely affecting the banking system and financial markets and resulting in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets. This uncertainty poses a risk as it could potentially lead to higher levels of uninsured patients, result in higher levels of patients covered by lower paying government programs and/or result in fiscal uncertainties at both government payors and private insurers.

This Report includes forward-looking statements which could differ from actual future results.

Some of the matters discussed in this Report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	general economic and business conditions, both nationally and in the regions in which we operate;

•	our ability to successfully integrate any acquisitions or to recognize expected synergies from such acquisitions, including facilities acquired from Triad;

•	risks associated with our substantial indebtedness, leverage and debt service obligations;

•	demographic changes;

•	changes in, or the failure to comply with, governmental regulations;

•	legislative proposals for healthcare reform;

•	potential adverse impact of known and unknown government investigations and Civil False Claims Act litigation;

•	our ability, where appropriate, to enter into or maintain managed care provider arrangements and the terms of these arrangements;

•	changes in inpatient or outpatient Medicare and Medicaid payment levels;

•	increases in the amount and risk of collectability of patient accounts receivable;

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply costs due to market pressure from pharmaceutical companies and new product releases;

•	liabilities and other claims asserted against us, including self-insured malpractice claims;

•	competition;

•	our ability to attract and retain, without significant employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers;

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals;

•	changes in medical or other technology;

•	changes in GAAP;

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to successfully acquire additional hospitals and complete the sale of hospitals held for sale;

•	our ability to obtain adequate levels of general and professional liability insurance; and

•	timeliness of reimbursement payments received under government programs.

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

Corporate Headquarters

We own our corporate headquarters building located in Franklin, Tennessee.

Hospitals

Our hospitals are general care hospitals offering a wide range of inpatient and outpatient medical services. These services generally include internal medicine, surgery, cardiology, oncology, orthopedics, OB/GYN, diagnostic and emergency room services, laboratory, radiology, respiratory therapy, physical therapy, and rehabilitation services. In addition, some of our hospitals provide skilled nursing and home care services based on individual community needs.

For each of our hospitals owned or leased as of December 31, 2008, including the two hospitals classified as held for sale and included in discontinued operations, the following table shows its location, the date of its acquisition or lease inception and the number of licensed beds:

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Alabama
LV Stabler Memorial Hospital	Greenville	72	October, 1994	Owned
South Baldwin Regional Medical Center	Foley	112	June, 2000	Leased
Cherokee Medical Center	Centre	60	April, 2006	Owned
Dekalb Regional Medical Center	Fort Payne	134	April, 2006	Owned
Trinity Medical Center	Birmingham	560	July, 2007	Owned
Flowers Hospital	Dothan	235	July, 2007	Owned
Medical Center Enterprise	Enterprise	131	July, 2007	Owned
Gadsden Regional Medical Center	Gadsden	346	July, 2007	Owned
Crestwood Medical Center	Huntsville	150	July, 2007	Owned
Alaska
Mat-Su Regional Medical Center	Palmer	74	July, 2007	Owned
Arizona
Payson Regional Medical Center	Payson	44	August, 1997	Leased
Western Arizona Regional Medical Center	Bullhead City	139	July, 2000	Owned
Northwest Medical Center	Tucson	300	July, 2007	Owned
Northwest Medical Center Oro Valley	Oro Valley	144	July, 2007	Owned
Arkansas
Harris Hospital	Newport	133	October, 1994	Owned
Helena Regional Medical Center	Helena	155	March, 2002	Leased
Forrest City Medical Center	Forrest City	118	March, 2006	Leased
Northwest Medical Center — Bentonville	Bentonville	128	July, 2007	Owned
Northwest Medical Center — Springdale	Springdale	222	July, 2007	Owned
Willow Creek Women’s Hospital(2)	Johnson	64	July, 2007	Owned
California
Barstow Community Hospital	Barstow	56	January, 1993	Leased
Fallbrook Hospital	Fallbrook	47	November, 1998	Operated(3)
Watsonville Community Hospital	Watsonville	106	September, 1998	Owned
Florida
Lake Wales Medical Center	Lake Wales	154	December, 2002	Owned
North Okaloosa Medical Center	Crestview	110	March, 1996	Owned
Georgia
Fannin Regional Hospital	Blue Ridge	50	January, 1986	Owned
Trinity Hospital of Augusta	Augusta	231	July, 2007	Owned
Illinois
Crossroads Community Hospital	Mt. Vernon	55	October, 1994	Owned
Gateway Regional Medical Center	Granite City	416	January, 2002	Owned
Heartland Regional Medical Center	Marion	92	October, 1996	Owned
Red Bud Regional Hospital	Red Bud	31	September, 2001	Owned
Galesburg Cottage Hospital	Galesburg	173	July, 2004	Owned

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Vista Medical Center East/West	Waukegan	407	July, 2006	Owned
Union County Hospital	Anna	25	November, 2006	Leased
Indiana
Porter Hospital	Valparaiso	301	May, 2007	Owned
Bluffton Regional Medical Center	Bluffton	79	July, 2007	Owned
Dupont Hospital	Fort Wayne	131	July, 2007	Owned
Lutheran Hospital	Fort Wayne	432	July, 2007	Owned
St. Joseph’s Hospital	Fort Wayne	191	July, 2007	Owned
Dukes Memorial Hospital	Peru	25	July, 2007	Owned
Kosciusko Community Hospital	Warsaw	72	July, 2007	Owned
Lutheran Musculoskeletal Center(4)	Fort Wayne	39	July, 2007	Owned
Kentucky
Parkway Regional Hospital	Fulton	70	May, 1992	Owned
Three Rivers Medical Center	Louisa	90	May, 1993	Owned
Kentucky River Medical Center	Jackson	55	August, 1995	Leased
Louisiana
Byrd Regional Hospital	Leesville	60	October, 1994	Owned
Northern Louisiana Medical Center	Ruston	159	April, 2007	Leased
Women & Children’s Hospital	Lake Charles	88	July, 2007	Owned
Mississippi
Wesley Medical Center	Hattiesburg	211	July, 2007	Owned
River Region Health System	Vicksburg	341	July, 2007	Owned
Missouri
Moberly Regional Medical Center	Moberly	103	November, 1993	Owned
Northeast Regional Medical Center	Kirksville	115	December, 2000	Leased
Nevada
Mesa View Regional Hospital	Mesquite	25	July, 2007	Owned
New Jersey
Memorial Hospital of Salem County	Salem	140	September, 2002	Owned
New Mexico
Mimbres Memorial Hospital	Deming	49	March, 1996	Owned
Eastern New Mexico Medical Center	Roswell	162	April, 1998	Owned
Alta Vista Regional Hospital	Las Vegas	54	April, 2000	Owned
Carlsbad Medical Center	Carlsbad	112	July, 2007	Owned
Lea Regional Medical Center	Hobbs	234	July, 2007	Owned
Mountain View Regional Medical Center	Las Cruces	168	July, 2007	Owned
North Carolina
Martin General Hospital	Williamston	49	November, 1998	Leased
Ohio
Affinity Medical Center	Massillon	432	July, 2007	Owned
Oklahoma
Ponca City Medical Center	Ponca City	140	May, 2006	Owned
Claremore Regional Hospital	Claremore	81	July, 2007	Owned

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Deaconess Hospital	Oklahoma City	313	July, 2007	Owned
SouthCrest Hospital	Tulsa	180	July, 2007	Owned
Woodward Regional Hospital	Woodward	87	July, 2007	Owned
Oregon
McKenzie-Willamette Medical Center	Springfield	114	July, 2007	Owned
Pennsylvania
Berwick Hospital	Berwick	101	March, 1999	Owned
Brandywine Hospital	Coatesville	175	June, 2001	Owned
Jennersville Regional Hospital	West Grove	59	October, 2001	Owned
Easton Hospital	Easton	254	October, 2001	Owned
Lock Haven Hospital	Lock Haven	59	August, 2002	Owned
Pottstown Memorial Medical Center	Pottstown	226	July, 2003	Owned
Phoenixville Hospital	Phoenixville	138	August, 2004	Owned
Chestnut Hill Hospital	Philadelphia	164	February, 2005	Owned
Sunbury Community Hospital	Sunbury	92	October, 2005	Owned
South Carolina
Marlboro Park Hospital	Bennettsville	102	August, 1996	Leased
Chesterfield General Hospital	Cheraw	59	August, 1996	Leased
Springs Memorial Hospital	Lancaster	231	November, 1994	Owned
Carolinas Hospital System — Florence	Florence	420	July, 2007	Owned
Mary Black Memorial Hospital	Spartanburg	209	July, 2007	Owned
Tennessee
Lakeway Regional Hospital	Morristown	135	May, 1993	Owned
Regional Hospital Of Jackson	Jackson	154	January, 2003	Owned
Dyersburg Regional Medical Center	Dyersburg	225	January, 2003	Owned
Haywood Park Community Hospital	Brownsville	62	January, 2003	Owned
Henderson County Community Hospital	Lexington	45	January, 2003	Owned
McKenzie Regional Hospital	McKenzie	45	January, 2003	Owned
McNairy Regional Hospital	Selmer	45	January, 2003	Owned
Volunteer Community Hospital	Martin	100	January, 2003	Owned
Heritage Medical Center	Shelbyville	60	July, 2005	Owned
Sky Ridge Medical Center	Cleveland	351	October, 2005	Owned
Gateway Medical Center	Clarksville	270	July, 2007	Owned
Texas
Big Bend Regional Medical Center	Alpine	25	October, 1999	Owned
Cleveland Regional Medical Center	Cleveland	107	August, 1996	Leased
Scenic Mountain Medical Center	Big Spring	150	October, 1994	Owned
Hill Regional Hospital	Hillsboro	92	October, 1994	Owned
Lake Granbury Medical Center	Granbury	59	January, 1997	Owned
South Texas Regional Medical Center	Jourdanton	67	November, 2001	Owned
Laredo Medical Center	Laredo	326	October, 2003	Owned
Weatherford Regional Medical Center	Weatherford	99	November, 2006	Leased
Abilene Regional Medical Center	Abilene	231	July, 2007	Owned

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Brownwood Regional Medical Center	Brownwood	196	July, 2007	Owned
College Station Medical Center	College Station	150	July, 2007	Owned
Navarro Regional Hospital	Corsicana	162	July, 2007	Owned
Presbyterian Hospital of Denton	Denton	255	July, 2007	Owned
Longview Regional Medical Center	Longview	131	July, 2007	Owned
Woodland Heights Medical Center	Lufkin	149	July, 2007	Owned
San Angelo Community Medical Center	San Angelo	171	July, 2007	Owned
DeTar Healthcare System	Victoria	308	July, 2007	Owned
Cedar Park Regional Medical Center	Cedar Park	77	December, 2007	Owned
Utah
Mountain West Medical Center	Tooele	35	October, 2000	Owned
Virginia
Southern Virginia Regional Medical Center	Emporia	80	March, 1999	Owned
Southampton Memorial Hospital	Franklin	105	March, 2000	Owned
Southside Regional Medical Center	Petersburg	300	August, 2003	Owned
Washington
Deaconess Medical Center	Spokane	388	October, 2008	Owned
Valley Hospital and Medical Center	Spokane Valley	123	October, 2008	Owned
West Virginia
Plateau Medical Center	Oak Hill	25	July, 2002	Owned
Greenbrier Valley Medical Center	Ronceverte	122	July, 2007	Owned
Wyoming
Evanston Regional Hospital	Evanston	42	November, 1999	Owned

Total Licensed Beds at December 31, 2008		17,932

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)	In 2008, we segregated this entity from Northwest Medical Center — Bentonville for reporting purposes.

(3)	We operate this hospital under a lease-leaseback and operating agreement. We recognize all operating statistics, revenue and expenses associated with this hospital in our consolidated financial statements.

(4)	In 2008, we segregated this entity from Lutheran Hospital for reporting purposes.

The real property of substantially all of our wholly-owned hospitals are encumbered by mortgages under the New Credit Facility.

The following table lists the hospitals owned by joint venture entities in which we do not have a consolidating ownership interest, along with our percentage ownership interest in the joint venture entity as of December 31, 2008. Information on licensed beds was provided by the majority owner and manager of each joint venture. A subsidiary of HCA Inc. is the majority owner of Macon Healthcare LLC, a subsidiary of Universal Health Systems Inc. is the majority owner of Summerlin Hospital Medical Center LLC and Valley Health System LLC and the Share Foundation is the other 50% owner of MCSA LLC.

Joint Venture	Facility Name	City	State	Licensed Beds

Macon Healthcare LLC	Coliseum Medical Center (38%)	Macon	GA	250
Macon Healthcare LLC	Coliseum Psychiatric Center (38%)	Macon	GA	60
Macon Healthcare LLC	Coliseum Northside Hospital (38%)	Macon	GA	103
Summerlin Hospital Medical Center LLC	Summerlin Hospital Medical Center (26.1%)	Las Vegas	NV	281
Valley Health System LLC	Desert Springs Hospital (27.5%)	Las Vegas	NV	286
Valley Health System LLC	Valley Hospital Medical Center (27.5%)	Las Vegas	NV	404
Valley Health System LLC	Spring Valley Hospital Medical Center (27.5%)	Las Vegas	NV	210
Valley Health System LLC	Centennial Hills Medical Center (27.5%)	Las Vegas	NV	165
MCSA LLC	Medical Center of South Arkansas (50%)	El Dorado	AR	166

Item 3.	Legal Proceedings

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

Community Health Systems, Inc. Legal Proceedings

In May 1999, we were served with a complaint in U.S. ex rel. Bledsoe v. Community Health Systems, Inc., subsequently moved to the Middle District of Tennessee, Case No. 2-00-0083. This qui tam action sought treble damages and penalties under the False Claims Act against us. The Department of Justice did not intervene in this action. The allegations in the amended complaint were extremely general, but involved Medicare billing at our White County Community Hospital in Sparta, Tennessee. By order entered on September 19, 2001, the U.S. District Court granted our motion for judgment on the pleadings and dismissed the case, with prejudice. The qui tam whistleblower (also referred to as a “relator”) appealed the district court’s ruling to the U.S. Court of Appeals for the Sixth Circuit. On September 10, 2003, the Sixth Circuit Court of Appeals rendered its decision in this case, affirming in part and reversing in part the district court’s decision to dismiss the case with prejudice. The court affirmed the lower court’s dismissal of certain of plaintiff’s claims on the grounds that his allegations had been previously publicly disclosed. In addition, the appeals court agreed that, as to all other allegations, the relator had failed to include enough information to meet the special pleading requirements for fraud under the False Claims Act and the Federal Rules of Civil

Procedure. However, the case was returned to the district court to allow the relator another opportunity to amend his complaint in an attempt to plead his fraud allegations with particularity. In May 2004, the relator in U.S. ex rel. Bledsoe filed an amended complaint alleging fraud involving Medicare billing at White County Community Hospital. We then filed a renewed motion to dismiss the amended complaint. On January 6, 2005, the District Court dismissed with prejudice the bulk of the relator’s allegations. The only remaining allegations involve a small number of charges from 1997 and 1998 at White County. After further motion practice between the relator and the United States Government regarding the relator’s right to participate in a previous settlement with the Company, the District Court again dismissed all claims in the case on December 13, 2005. On January 9, 2006, the relator filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit and on September 6, 2007, the Court of Appeals issued its opinion affirming in part, reversing in part (and in doing so, reinstating a number of the allegations claimed by the relator), and remanding the case to the District Court for further proceedings. The relator filed a motion for rehearing. That motion for rehearing was denied. The relator amended his complaint to conform to the decision of the Court of Appeals and we filed an answer. A case management conference was held August 18, 2008. The parties have exchanged initial written discovery. Relator has recently filed a pleading stating “Relator Sean Bledsoe has a potentially fatal brain tumor that has severely affected Relator’s long-term and short-term memory...” The court has now ordered that a mandatory settlement conference be stayed until Relator and wife can be deposed. We will continue to vigorously defend this case.

In August 2004, we were served a complaint in Arleana Lawrence and Robert Hollins v. Lakeview Community Hospital and Community Health Systems, Inc. (now styled Arleana Lawrence and Lisa Nichols vs. Eufaula Community Hospital, Community Health Systems, Inc., South Baldwin Regional Medical Center and Community Health Systems Professional Services Corporation) in the Circuit Court of Barbour County, Alabama (Eufaula Division). This alleged class action was brought by the plaintiffs on behalf of themselves and as the representatives of similarly situated uninsured individuals who were treated at our Lakeview Hospital or any of our other Alabama hospitals. The plaintiffs allege that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiffs seek restitution of overpayment, compensatory and other allowable damages and injunctive relief. In October 2005, the complaint was amended to eliminate one of the named plaintiffs and to add our management company subsidiary as a defendant. In November 2005, the complaint was again amended to add another plaintiff, Lisa Nichols and another defendant, our hospital in Foley, Alabama, South Baldwin Regional Medical Center. After a hearing held on June 13, 2007, on October 29, 2007 the Circuit Court ruled in favor of the plaintiffs’ class action certification request. On summary judgment, the Circuit Court dismissed the case against Community Health Systems, Inc. only. All other parties remain. We disagree with the certification ruling and pursued our automatic right of appeal to the Alabama Supreme Court. Briefs have now been filed and oral argument requested. We are vigorously defending this case.

On March 3, 2005, we were served with a complaint in Sheri Rix v. Heartland Regional Medical Center and Health Care Systems, Inc. in the Circuit Court of Williamson County, Illinois. This alleged class action was brought by the plaintiff on behalf of herself and as the representative of similarly situated uninsured individuals who were treated at our Heartland Regional Medical Center. The plaintiff alleges that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiff seeks recovery for breach of contract and the covenant of good faith and fair dealing, violation of the Illinois Consumer Fraud and Deceptive Practices Act, restitution of overpayment, and for unjust enrichment. The plaintiff class seeks compensatory and other damages and equitable relief. The Circuit Court Judge granted our motion to dismiss the case, but allowed the plaintiff to re-plead her case. The plaintiff elected to appeal the Circuit Court’s decision in lieu of amending her case. Oral argument was heard on this case on January 9, 2008. On June 16, 2008, the Appellate Court upheld the dismissal of the consumer fraud claim but reversed dismissal of the contract claim. We filed a Petition for Leave of Appeal to the Illinois Supreme Court which was denied. The case has now been remanded and we are evaluating our position concerning discovery and possible dispositive motions. We are vigorously defending this case.

On April 8, 2005, we were served with a first amended complaint, styled Chronister, et al. v. Granite City Illinois Hospital Company, LLC d/b/a Gateway Regional Medical Center, in the Circuit Court of Madison County, Illinois. The complaint seeks class action status on behalf of the uninsured patients treated at Gateway Regional Medical Center and alleges statutory, common law, and consumer fraud in the manner in which the hospital bills and collects for the services rendered to uninsured patients. The plaintiff seeks compensatory and punitive damages and declaratory and injunctive relief. Our motion to dismiss has been granted in part and denied in part and discovery has commenced. Gateway Regional Medical Center v. Holman is a companion case to the Chronister action, seeking counterclaim recovery on a collections case. Holman has been stayed pending the outcome of the Chronister action. We have refiled our motion to dismiss in light of subsequent favorable Illinois Appellate court decisions on the consumer fraud issues. We are vigorously defending these cases.

On February 10, 2006, we received a letter from the Civil Division of the Department of Justice requesting documents in an investigation they are conducting involving the Company. The inquiry relates to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 10th letter focused on our hospitals in 3 states: Arkansas, New Mexico, and South Carolina. On August 31, 2006, we received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to the Company’s three hospitals in that state. We have provided the Department of Justice with the requested documents. In a letter dated October 4, 2007, the Civil Division notified us that, based on its investigation to date, it preliminarily believes that we and these three New Mexico hospitals have caused the State of New Mexico to submit improper claims for federal funds, in violation of the Civil False Claims Act. The DOJ asserted that these allegedly improper claims and payments began in 2000 and may be ongoing, but provided no information about the amount of any improper claims or the possible damages or penalties it may seek. After a meeting between us and the DOJ held in November 2007, by letter dated January 22, 2008, the Civil Division notified us that they continued to believe that the False Claims Act had been violated and had calculated that the three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million. The Civil Division advised us that if they proceeded to trial, they would seek treble damages plus an appropriate penalty for each of the violations of the False Claims Act. Discussions are continuing with the Civil Division in an effort to resolve this matter. On May 28, 2008, we received a letter from the Office of the U.S. Attorney for the state of New Mexico requesting additional information. The Company responded to and subsequently met with the government on October 30, 2008 and in January 2009 we provided additional information. We continue to believe that we have not violated the Federal False Claims Act in the manner described in the government’s letter of January 22, 2008. However, in February 2009 we were informed by the Department of Justice that it intends to pursue litigation in this matter.

In August 2006, our facility in Petersburg, Virginia (Southside Regional Medical Center) was notified of the pendency of a federal False Claims Act case styled U.S. ex rel. Vuyyuru v. Jadhav et al. filed in the Eastern District of Virginia. In addition to naming the hospital, Community Health Systems Professional Services Corporation, our management subsidiary, has also been named. The suit alleges that Dr. Jadhav, Southside Regional Medical Center, and other healthcare providers performed medically unnecessary procedures and billed federal healthcare programs and also alleges that the defendants defamed Dr. Vuyyuru in the process of terminating his medical staff privileges. Almost all of the allegations pre-date our acquisition of this facility and the seller’s successor-in-interest has agreed to indemnify the Company and its affiliates. A motion to dismiss the case has been granted and the relator’s appeal of the ruling to the U.S. Court of Appeals for the Fourth Circuit was denied. We will no longer refer to this case in future filings unless there is further litigation.

On August 28, 2007, Texas Health Resources of Arlington, Texas, or THR, notified us of its decision to exercise a call right to acquire our 80% interest in the limited partnership that owns Presbyterian Hospital of Denton, Texas, together with certain land and buildings that we own in Denton (including rights under a lease for such land and buildings). We acquired these interests in connection with the Triad acquisition. This call right became exercisable under the terms of the limited partnership agreement by reasons of our acquisition of Triad. Shortly after we initiated efforts to set the purchase price, which is determined by various formulas set forth in the limited partnership agreement and related documents, THR filed suit in Texas state court seeking injunctive and declaratory relief to extend the 90-day closing date and to set the purchase price. We removed the case to Federal District Court. Pursuant to the limited partnership agreement, the closing was to occur on or before November 26, 2007. The closing did not occur on November 26, 2007, as THR failed to properly tender adequate closing consideration. The case proceeded with discovery and motions. On February 12, 2009, the parties announced the execution of a settlement agreement, pursuant to which we will transfer our partnership interests on or before March 31, 2009 to THR or an affiliate. We will no longer refer to this case in future filings.

On June 12, 2008, two of our hospitals received letters from the U.S. Attorney’s Office for the Western District of New York requesting documents in an investigation they are conducting into billing practices with respect to kyphoplasty procedures performed during the period January 1, 2002, through June 9, 2008. On September 16, 2008, one of our hospitals in South Carolina also received an inquiry. Kyphoplasty is a surgical spine procedure that returns a compromised vertebrae (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. We have been informed that similar investigations have been initiated at unaffiliated facilities in Alabama, South Carolina, Indiana and other states. We believe that this investigation is related to a recent qui tam settlement between the same U.S. Attorney’s office and the manufacturer and distributor of the Kyphon product, which is used in performing the kyphoplasty procedure. We are cooperating with the investigation by collecting and producing material responsive to the requests. At this early stage, we do not have sufficient information to determine whether our hospitals have engaged in inappropriate billing for kyphoplasty procedures. We are continuing to evaluate and discuss this matter with the government.

Triad Hospitals, Inc. Legal Proceedings

Triad, and its subsidiary, Quorum Health Resources, Inc. are defendants in a qui tam case styled U.S. ex rel. Whitten vs. Quorum Health Resources, Inc. et al., which is pending in the Southern District of Georgia, Brunswick Division. Whitten, a long-term employee of a two hospital system in Brunswick and Camden, Georgia sued both his employer and Quorum Health Resources, Inc. and its predecessors, which had managed the facility from 1989 through September 2000; upon his termination of employment, Whitten signed a release and was paid $124,000. Whitten’s original qui tam complaint was filed under seal in November 2002 and the case was unsealed in 2004. Whitten alleges various charging and billing infractions, including charging for routine equipment supplies and services not separately billable, billing for observation services that were not medically necessary or for which there was no physician order, billing labor and delivery patients for durable medical equipment that was not separately billable, inappropriate preparation of patients’ histories and physicals, billing for cardiac rehabilitation services without physician supervision, performing outpatient dialysis without Medicare certification, and performing mental health services without the proper staff assignments. In October 2005, the district court granted Quorum’s motion for summary judgment on the grounds that his claims were precluded under his severance agreement with the hospital, without reaching two other arguments made by Quorum, which included that a prior settlement agreement between the hospital and the federal government precluded the claims brought by Whitten as well as the doctrine of prior public disclosure. On appeal to the 11th Circuit Court of Appeals, the court reversed the findings of the district court regarding the severance agreement, but remanded the case to the district court for findings on Quorum’s other two defenses. Limited discovery has been conducted and renewed motions by Quorum to dismiss the action and to stay further discovery were filed in September 2007. On August 5, 2008, our motion to dismiss was denied. Discovery is continuing and a motion for summary judgment will be filed. The pre-trial order is due March 13, 2009 and any trial would be anticipated for May 2009. We continue to believe that the relator’s claims are without merit and will continue to vigorously defend this case.

In a case styled U.S. ex rel. Bartlett vs. Quorum Health Resources, Inc., et al., pending in the Western District of Pennsylvania, Johnstown Division, the relator alleges in his second amended complaint, filed in January 2006 (the first amended complaint having been dismissed), that Quorum conspired with an unaffiliated hospital to pay an illegal remuneration in violation of the anti-kickback statute and the Stark laws, thus causing false claims to be filed. A renewed motion to dismiss that was filed in March 2006 asserting that the second amended complaint did not cure the defects contained in the first amended complaint. In September 2006, the hospital and one of the other defendants affiliated with the hospital filed for protection under Chapter 11 of the federal bankruptcy code, which imposed an automatic stay on proceedings in the case. Relators entered into a settlement agreement with the hospital, subject to confirmation of the hospital’s reorganization plan. The District Court conducted a status conference on January 30, 2009 and has indicated it will convene another conference with the Bankruptcy Court in the near future. We believe that this case is without merit and should the stay be lifted, will continue to vigorously defend it.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed an initial public offering of our common stock on June 14, 2000. Our common stock began trading on June 9, 2000 and is listed on the New York Stock Exchange under the symbol CYH. At February 2, 2009, there were approximately 46 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the New York Stock Exchange.

	High	Low

Year Ended December 31, 2007
First Quarter	$39.05	$33.28
Second Quarter	41.72	34.86
Third Quarter	44.50	30.39
Fourth Quarter	37.50	27.70
Year Ended December 31, 2008
First Quarter	$36.85	$29.79
Second Quarter	40.05	32.40
Third Quarter	36.81	28.24
Fourth Quarter	28.38	10.47

Corporate Performance Graph

The following graph sets forth the cumulative return of the Company’s common stock during the five year period ended December 31, 2008, as compared to the cumulative return of the Standard & Poor’s 500 Stock Index (S&P 500) and the cumulative return of the Dow Jones Healthcare Index. The graph assumes an initial investment of $100 in our common stock and in each of the foregoing indices and the reinvestment of dividends where applicable.

	12/31/2003	12/31/2004	12/31/2005	12/31/2006	12/31/2007	12/31/2008
Community Health Systems	$100.00	$104.89	$144.24	$137.40	$138.68	$54.85
Dow Jones Health Care Index	$100.00	$103.21	$110.30	$116.20	$124.07	$93.95
S&P 500	$100.00	$108.99	$112.26	$127.55	$132.06	$81.23

We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. Our New Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $400 million in the aggregate (but not in excess of $200 million unless we receive confirmation from Moody’s and S&P that dividends or repurchases would not result in a downgrade, qualification or withdrawal of the then corporate credit rating). The indenture governing our Notes also limits our ability to pay dividends and/or repurchase stock. As of December 31, 2008, the amount of permitted dividends and/or stock repurchases permitted under the indenture was $399 million.

The following table contains information about our purchases of common stock during the three months ended December 31, 2008:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
	Total	Average	Part of	Shares that May
	Number of	Price	Publicly	Yet be Purchased
	Shares	Paid per	Announced	Under the Plans
Period	Purchased	Share	Plans(a)	or Programs(a)

October 1, 2008 — October 31, 2008	2,500,000	$20.73	2,500,000	1,983,000
November 1, 2008 — November 30, 2008	1,319,609	11.75	1,319,609	663,391
December 1, 2008 — December 31, 2008	450,000	12.43	450,000	213,391

Total	4,269,609	17.08	4,269,609	213,391

(a)	On December 13, 2006, we commenced an open market repurchase program for up to 5,000,000 shares of our common stock not to exceed $200 million in purchases. This purchase program will conclude at the earlier of three years or when the maximum number of shares have been repurchased. During the year ended December 31, 2008, we repurchased 4,786,609 shares, which is the cumulative number of shares repurchased under this program, at a weighted-average price of $18.80 per share. This repurchase plan follows a prior repurchase plan for up to five million shares which concluded on November 8, 2006. We repurchased 5,000,000 shares at a weighted average price of $35.23 per share under this earlier program.

Item 6.	Selected Financial Data

The following table summarizes specified selected financial data and should be read in conjunction with our related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. The amounts shown below have been adjusted for discontinued operations. We have restated our 2008 and 2007 financial statements to reflect the reclassification in 2008 of one hospital owned by us during these periods, which is held for sale, to discontinued operations.

Community Health Systems, Inc.
Five Year Summary of Selected Financial Data

	Year Ended December 31,
	2008	2007(1)	2006	2005	2004
	(In thousands, except share and per share data)

Consolidated Statement of Operations Data
Net operating revenues	$10,840,098	$7,063,775	$4,180,136	$3,576,117	$3,042,880
Income from operations	983,574	478,726	385,057	398,463	332,767
Income from continuing operations	206,658	57,714	177,695	188,370	158,009
Net income	218,304	30,289	168,263	167,544	151,433
Earnings per common share — Basic:
Income from continuing operations	$2.21	$0.62	$1.87	$2.13	$1.65
Income (Loss) on discontinued operations	0.13	(0.30)	(0.10)	(0.24)	(0.07)

Net Income	$2.34	$0.32	$1.77	$1.89	$1.58

Earnings per common share — Diluted:
Income from continuing operations	$2.19	$0.61	$1.85	$2.00	$1.58
Income (Loss) on discontinued operations	0.13	(0.29)	(0.10)	(0.21)	(0.07)

Net Income	$2.32	$0.32	$1.75	$1.79	$1.51

Weighted-average number of shares outstanding
Basic	93,371,782	93,517,337	94,983,646	88,601,168	95,643,733
Diluted(2)	94,288,829	94,642,294	96,232,910	98,579,977 (4)	105,863,790 (3)

Cash and cash equivalents	$220,655	$132,874	$40,566	$104,108	$82,498
Total assets	13,818,254	13,493,643	4,506,579	3,934,218	3,632,608
Long-term obligations	10,611,419	10,334,904	2,207,623	1,932,238	2,030,258
Stockholders’ equity	1,672,865	1,710,804	1,723,673	1,564,577	1,239,991

(1)	Includes the results of operations of the former Triad hospitals from July 25, 2007, the date of acquisition.

(2)	See Note 12 to the Consolidated Financial Statements, included in item 8 of this Form 10-K.

(3)	Included 8,582,076 shares related to the convertible notes under the if-converted method of determining weighted average shares outstanding.

(4)	Included 8,385,031 shares related to the convertible notes under the if-converted method of determining weighted average shares outstanding.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our consolidated financial statements and the accompanying notes to consolidated financial statements and “Selected Financial Data” included elsewhere in this Form 10-K.

Executive Overview

We are the largest publicly traded operator of hospitals in the United States in terms of number of facilities and net operating revenues. We provide healthcare services through these hospitals that we own and operate in non-urban and selected urban markets. We generate revenue primarily by providing a broad range of general hospital healthcare services to patients in the communities in which we are located. We currently have 118 general acute care hospitals included in continuing operations. In addition, we own four home care agencies, located in markets where we do not operate a hospital and through our wholly-owned subsidiary, Quorum Health Resources, LLC (“QHR”), we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

Since our acquisition of Triad on July 25, 2007 and throughout most of 2008, we have focused our efforts toward integrating the former Triad hospitals and realigning our hospital portfolio. As such we have put less effort toward the pursuit of additional acquisitions. During this time we have sold seven of the hospitals acquired from Triad and seven hospitals owned by us prior to our acquisition of Triad. These hospitals have been classified in discontinued operations for the years ended December 31, 2008, 2007 and 2006 to the extent the hospitals were owned by us during the respective periods. Two additional hospitals acquired from Triad have been classified as held for sale and are also included in discontinued operations during the respective periods of our ownership.

During 2008, with the exception of acquiring the outstanding minority interests in two of our hospitals, our only hospital acquisition was a two hospital system located in Spokane, Washington, an acquisition we had been pursuing and for which we were awaiting government approval since 2007.

Currently, the global economies, and in particular the United States, are experiencing a period of economic uncertainty and the related financial markets are experiencing a high degree of volatility. This current financial turmoil is adversely affecting the banking system and financial markets and resulting in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in fixed income, credit, currency and equity markets. A risk associated with this uncertainty is that it could potentially lead to higher levels of uninsured patients, result in higher levels of patients covered by lower paying government programs and/or result in fiscal uncertainties at both government payors and private insurers.

As a result of our current levels of cash, available borrowing capacity, long term outlook on our debt repayments and our continued projection of our ability to generate cash flows, we do not anticipate a significant impact on our ability to invest the necessary capital in our business over the next twelve months. However, we do believe it to be prudent that we pursue our strategy of acquiring hospitals very cautiously and therefore we anticipate only completing two acquisitions in 2009. On February 1, 2009, we completed one of our anticipated acquisitions for 2009 with the acquisition of Siloam Springs Memorial Hospital (74 licensed beds), located in Siloam Springs, Arkansas, from the City of Siloam Springs.

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

Self-pay revenues represented approximately 10.7% of our net operating revenues in 2008 compared to 10.0% in 2007. The value of charity care services relative to total net operating revenues decreased to 3.5% in 2008 from 4.6% in 2007. Uninsured and underinsured patients continue to be an industry-wide issue, and we anticipate this trend will continue into the foreseeable future. However, we do not anticipate a significant amount of continuing deterioration resulting from our self-pay business as evidenced by the lack of relative growth in business from self-pay patients over the prior year.

Operating results and statistical data for the year ended December 31, 2008, include comparative information for the operations of the acquired Triad hospitals from July 25, 2007, the date of acquisition. Same-store operating results and statistical data include the hospitals acquired in the Triad acquisition as if they were owned by us from January 1 through July 24, 2007 and all other hospitals as owned throughout both periods. For the year ended December 31, 2008, we generated $10.840 billion in net operating revenues, a growth of 53.5% over the year ended December 31, 2007, and $218.3 million of net income, an increase of 620.7% over the year ended December 31, 2007. For the year ended December 31, 2008, admissions at hospitals owned throughout both periods increased 2.0% and adjusted admissions increased 2.2%.

We believe there continues to be ample opportunity for growth in substantially all of our markets by decreasing the need for patients to travel outside their communities for health care services. Furthermore, we continue to strive to improve operating efficiencies and procedures in order to improve our profitability at all of our hospitals.

Acquisitions and Dispositions

Effective November 14, 2008, we acquired from Willamette Community Health Solutions all of its joint venture interest in MWMC Holdings, LLC, which indirectly owns and operates McKenzie-Willamette Medical Center of Springfield, Oregon. This acquisition resulted from a put right held by Willamette Community Health Solutions in connection with the 2003 transaction establishing the joint venture. The purchase price for this minority interest was $22.7 million in cash. Physicians affiliated with Oregon Healthcare Resources, Inc. continue to own a minority interest in the hospital.

Effective October 1, 2008, we completed the acquisition of Deaconess Medical Center (388 licensed beds) and Valley Hospital and Medical Center (123 licensed beds) located in Spokane, Washington, from Empire Health Services. The total consideration for these two hospitals was approximately $182.6 million, of which $149.2 million was paid in cash and $33.4 million was assumed in liabilities.

Effective June 30, 2008, we acquired the remaining 35% equity interest in Affinity Health Systems, LLC, which indirectly owns and operates Trinity Medical Center (560 licensed beds) in Birmingham, Alabama, from Baptist Health Systems, Inc. of Birmingham, Alabama (“Baptist”), giving us 100% ownership of that facility. The purchase price for this minority interest was $51.5 million in cash and the cancellation of a promissory note issued by Baptist to Affinity Health Systems, LLC in the original principal amount of $32.8 million.

Effective March 1, 2008, we sold Woodland Medical Center (100 licensed beds) located in Cullman, Alabama; Parkway Medical Center (108 licensed beds) located in Decatur, Alabama; Hartselle Medical Center (150 licensed beds) located in Hartselle, Alabama; Jacksonville Medical Center (89 licensed beds) located in Jacksonville, Alabama; National Park Medical Center (166 licensed beds) located in Hot Springs, Arkansas; St. Mary’s Regional Medical Center (170 licensed beds) located in Russellville, Arkansas; Mineral Area Regional Medical Center (135 licensed beds) located in Farmington, Missouri; Willamette Valley Medical

Center (80 licensed beds) located in McMinnville, Oregon; and White County Community Hospital (60 licensed beds) located in Sparta, Tennessee, to Capella Healthcare, Inc., headquartered in Franklin, Tennessee. The proceeds from this sale were $315 million in cash.

Effective February 21, 2008, we sold THI Ireland Holdings Limited, a private limited company incorporated in the Republic of Ireland, which leased and managed the operations of Beacon Medical Center (122 licensed beds) located in Dublin, Ireland, to Beacon Medical Group Limited, headquartered in Dublin, Ireland. The proceeds from this sale were $1.5 million in cash.

Effective February 1, 2008, we sold Russell County Medical Center (78 licensed beds) located in Lebanon, Virginia to Mountain States Health Alliance, headquartered in Johnson City, Tennessee. The proceeds from this sale were $48.6 million in cash.

As of December 31, 2008, we had two hospitals classified as held for sale and included in discontinued operations.

Sources of Revenue

The following table presents the approximate percentages of net operating revenue derived from Medicare, Medicaid, managed care and other third party payors, and self-pay for the periods indicated. The data for the years presented are not strictly comparable due to the significant effect that hospital acquisitions have had on these statistics.

	Year Ended December 31,
	2008	2007	2006

Medicare	27.5%	29.0%	30.4%
Medicaid	9.1%	10.3%	11.1%
Managed care and other third party payors	52.7%	50.7%	46.7%
Self pay	10.7%	10.0%	11.8%

Total	100.0%	100.0%	100.0%

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual adjustments and report them in the periods that such adjustments become known. Adjustments related to final settlements were insignificant to both net operating revenue and net income in the years ended December 31, 2008, 2007 and 2006. In the future, we expect the percentage of revenues received from the Medicare program to increase due to the general aging of the population.

The payment rates under the Medicare program for inpatient acute services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although the increases have historically been less than actual inflation. Reductions in the rate of increase in Medicare reimbursement may cause our net operating revenue growth to decline.

In addition, specified managed care programs, insurance companies, and employers are actively negotiating the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely effect our net operating revenue growth.

Results of Operations

Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include orthopedics, cardiology, occupational medicine, diagnostic services, emergency services, rehabilitation treatment, home care and skilled nursing. The strongest demand for hospital services generally occurs during January through April and the weakest demand for these services occurs during the summer months. Accordingly, eliminating the effect of new acquisitions, our net operating revenues and earnings are historically highest during the first quarter and lowest during the third quarter.

The following tables summarize, for the periods indicated, selected operating data.

	Year Ended December 31,
	2008	2007	2006
	(Expressed as a percentage
	of net operating revenues)

Consolidated(a):
Net operating revenues	100.0	100.0	100.0
Operating expenses(b)	(86.3)	(88.9)	(86.5)
Depreciation and amortization	(4.6)	(4.4)	(4.3)

Income from operations	9.1	6.7	9.2
Interest expense, net	(6.0)	(5.1)	(2.2)
Loss from early extinguishment of debt	—	(0.4)	—
Minority interest in earnings	(0.4)	(0.2)	(0.1)
Equity in earnings of unconsolidated affiliates	0.4	0.4	—

Income from continuing operations before income taxes	3.1	1.4	6.9
Provision for income taxes	(1.2)	(0.6)	(2.6)

Income from continuing operations	1.9	0.8	4.3
Income (loss) on discontinued operations, net of tax	0.1	(0.4)	(0.3)

Net income	2.0	0.4	4.0

	Year Ended December 31,
	2008	2007
	(Expressed in percentages)

Percentage increase from prior year(a):
Net operating revenues	53.5%	69.0%
Admissions	44.5	49.1
Adjusted admissions(c)	42.1	47.5
Average length of stay	—	2.4
Net Income(d)	620.7	(82.0)
Same-store percentage increase from prior year(a)(e):
Net operating revenues	6.6%	4.2%
Admissions	2.0	(1.1)
Adjusted admissions(c)	2.2	0.3

(a)	Pursuant to SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” we have restated our 2008 and 2007 financial statements to reflect the reclassification in 2008 of one hospital owned by us during these periods, which is held for sale, to discontinued operations. Our statistical results have also been restated to reflect the aforementioned reclassification.

(b)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent, and other operating expenses.

(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Includes income (loss) on discontinued operations.

(e)	Includes former Triad hospitals during the comparable periods and other acquired hospitals to the extent we operated them during comparable periods in both years.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net operating revenues increased by 53.5% to $10.840 billion in 2008, from $7.064 billion in 2007. On a combined basis, the hospitals acquired in the Triad acquisition and growth from those hospitals owned throughout both periods contributed $3.557 billion of the increase and $219 million was contributed by other hospitals acquired in 2008. On a same-store basis, including the former Triad hospitals as if they were owned by us as of January 1, 2007, this represents an increase in same-store net revenue of 6.6%. The increase from hospitals that we owned throughout both periods was attributable to volume increases, rate increases, payor mix and the acuity level of services provided.

On a consolidated basis inpatient admissions increased by 44.5% and adjusted admissions increased by 42.1%. With respect to consolidated admissions, approximately 50.5% were contributed from newly acquired hospitals, including those hospitals acquired from Triad, and 49.5% were contributed by hospitals we owned throughout both periods. On a same-store basis, which includes the hospitals acquired from Triad, as if we owned them both years, admissions increased by 2.0% during the year ended December 31, 2008.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, decreased from 88.9% in 2007 to 86.3% in 2008. Salaries and benefits, as a percentage of net operating revenues, decreased from 40.7% in 2007 to 39.9% in 2008, primarily as a result of efficiency improvements realized at hospitals owned throughout both periods. These improvements were partially offset by an increase in the number of employed physicians as well as an increase in salaries for certain IT employees who were previously treated as leased employees with related expense previously being included in other operating expense. Provision for bad debts, as a percentage of net revenues, decreased from 12.5% in 2007 to 11.2% in 2008, due primarily to $70.1 million of additional bad debt expense recorded as a change in estimate to increase the allowance for doubtful accounts in 2007. Supplies, as a percentage of net operating revenues, increased from 13.2% in 2007 to 14.0% in 2008, primarily the result of the acquisition of the former Triad hospitals whose higher acuity of services resulted in higher supply costs than our other hospitals taken collectively, offsetting improvements from greater utilization of and improved pricing under our purchasing program. Rent and other operating expenses, as a percentage of net operating revenues, decreased from 22.5% in 2007 to 21.2% in 2008, primarily as a result of the hospitals acquired from Triad having lower rent expense as a percentage of net operating revenues. As part of our acquisition of Triad, we acquired minority ownership interests in several hospitals. Our percentage of ownership interests in these joint ventures provided earnings of 0.4% of net operating revenues during both of the years ended December 31, 2008 and 2007. Prior to the Triad acquisition, we did not have any material minority investments in joint ventures.

Income from continuing operations margin increased from 0.8% in 2007 to 1.9% in 2008. Net income margins increased from 0.4% in 2007 to 2.0% in 2008. The increase in these margins is reflective of the impact of the net decrease in expenses, as a percentage of net revenue, discussed above.

Depreciation and amortization increased from 4.4% of net operating revenues in 2007 to 4.6% of net operating revenues in 2008.

Interest expense, net, increased by $290.1 million from $361.8 million in 2007, to $651.9 million in 2008. The primary reason for the increase in interest expense is the increase in our average outstanding debt during the year ended December 31, 2008, as compared to the year ended December 31, 2007, resulting in an additional $299.2 million of interest expense. Interest expense for the year ended December 31, 2008 includes a full year of interest expense from borrowings under our New Credit Facility and the issuance of Notes in connection with the acquisition of Triad in 2007. Since 2008 was a leap year, one additional day in the year resulted in $1.8 million of the increase in interest expense. A decrease in our effective interest rate during the year ended December 31, 2008, as compared to the year ended December 31, 2007, resulted in a decrease in interest expense of $10.9 million.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes increasing $236.6 million from $99.5 million in 2007 to $336.1 million for 2008.

Provision for income taxes from continuing operations increased from $41.8 million in 2007 to $129.5 million in 2008 due to the increase in income from continuing operations before income taxes. Our effective tax rates were 38.5% and 41.8% for the years ended December 31, 2008 and 2007, respectively. The decrease in our effective tax rate is primarily a result of a decrease in our effective state tax rate.

Net income was $218.3 million in 2008 compared to $30.3 million for 2007, an increase of 620.7%. The increase in net income is reflective of the impact of the net decrease in expenses discussed above, including the effect of the change in estimate that increased bad debt expense in 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net operating revenues increased by 69.0% to $7.064 billion in 2007, from $4.180 billion in 2006. This increase was net of a $96.3 million reduction to net operating revenues as a result of the change in estimate to increase contractual allowances recorded in the fourth quarter of 2007. On a combined basis, the hospitals acquired in the Triad acquisition and growth from those hospitals owned throughout both periods contributed $2.458 billion of that increase and $426 million was contributed by other hospitals acquired in 2007. On a same-store basis, including the former Triad hospitals during the comparable periods, this represents an increase in same-store net revenue of 4.2%. The increase from hospitals that we owned throughout both periods was attributable to volume increases, rate increases, payor mix and the acuity level of services provided.

On a consolidated basis inpatient admissions increased by 49.1% and adjusted admissions increased by 47.5%. With respect to consolidated admissions, approximately 34% were contributed from newly acquired hospitals, including those hospitals acquired from Triad, and 66% were contributed by hospitals we owned throughout both periods. On a same-store basis, which includes the hospitals acquired from Triad, as if we owned them from August 1 through December 31 of both periods, admissions decreased by 1.1% during the year ended December 31, 2007.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased from 86.5% in 2006 to 88.9% in 2007. Salaries and benefits, as a percentage of net operating revenues, increased from 39.8% in 2006 to 40.7% in 2007, primarily as a result of an increase in stock compensation expense, incurring duplicate salary costs related to the acquisition of Triad for certain corporate overhead positions not yet eliminated and an increase in the number of employed physicians. These increases have offset improvements realized at hospitals owned throughout both periods. Provision for bad debts, as a percentage of net revenues, increased from 12.4% in 2006 to 12.5% in 2007, due primarily to $70.1 million of additional bad debt expense recorded as a change in estimate to increase the allowance for doubtful accounts. Supplies, as a percentage of net operating revenues, increased from 11.7% in 2006 to 13.2% in 2007, primarily from the acquisition of hospitals from Triad whose higher acuity of services and lower purchasing program utilization resulted in higher supply costs than our other hospitals taken collectively and from other recent acquisitions for which we have yet to fully integrate into our purchasing program, offsetting improvements at hospitals owned throughout both periods from greater utilization of and improved pricing under our purchasing program. Rent and other operating expenses, as a percentage of net operating revenues, decreased from 22.6% in 2006 to 22.5% in 2007, primarily as a result of the hospitals acquired from Triad having lower rent expense as a percentage of net operating revenues. As part of our acquisition of Triad, we acquired minority ownership interests in several hospitals. These investments provided earnings of 0.4% of net operating revenues during the year ended December 31, 2007. Prior to the Triad acquisition, we did not have any material minority investments in joint ventures.

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

Interest expense, net, increased by $267.4 million from $94.4 million in 2006, to $361.8 million in 2007. An increase in the average debt balance in 2007 as compared to 2006 of $3.583 billion, due primarily to the additional borrowings to fund the Triad acquisition and repay our previous outstanding debt, accounted for a $245.9 million increase in interest expense. An increase in interest rates due to an increase in LIBOR during 2007, as compared to 2006, accounted for $21.5 million of the increase.

The net results of the above mentioned changes plus a $27.3 million loss from early extinguishment of debt incurred in connection with the financing of the Triad acquisition, resulted in income from continuing operations before income taxes decreasing $188.3 million from $287.8 million in 2006 to $99.5 million for 2007.

Provision for income taxes from continuing operations decreased from $110.2 million in 2006 to $41.8 million in 2007 due to the decrease in income from continuing operations before income taxes. Our effective tax rates were 41.8% and 38.3% for the years ended December 31, 2007 and 2006, respectively. The increase in our effective tax rate is primarily a result of an increase in valuation allowances. As a result of the additional interest expense expected to be incurred, we determined that certain of our state net operating losses will expire before being utilized and accordingly established appropriate valuation allowances.

Net income was $30.3 million in 2007 compared to $168.3 million for 2006, a decrease of 82%. The decrease in net income is reflective of the impact of the net increase in expenses discussed above, including the effect of the change in estimate that increased bad debt expense in 2007.

Liquidity and Capital Resources

2008 Compared to 2007

Net cash provided by operating activities increased $369.5 million from $687.7 million for the year ended December 31, 2007 to $1.057 billion for the year ended December 31, 2008. This increase is due to an increase in cash flow from net income of $188.0 million, increases in cash flows from other assets of $29.1 million and a net increase in non-cash expenses of $350.2 million, of which $174.1 million was related to depreciation and $199.8 million related to deferred income taxes. These cash flow increases were offset by decreases in cash flows from supplies, prepaid expenses and other current assets of $2.7 million, accounts receivable of $188.7 million and accounts payable, accrued liabilities and income taxes of $6.4 million. The decrease in income taxes was primarily a result of a prior year prepaid tax position which was used to offset taxes owed during the current year.

The use of cash in investing activities decreased $6.833 billion from $7.499 billion in 2007 to $665.5 million in 2008, as a result of the acquisition occurring in 2007. The purchase of property and equipment in 2008 increased $169.4 million from $522.8 million in 2007 to $692.2 million in 2008. This increase reflects the increased number of hospitals owned by us after the acquisition of Triad. We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.

In 2008, our net cash provided by financing activities decreased $7.207 billion from $6.903 billion in 2007 to a net cash used in financing activities of $304.0 million in 2008, primarily due to borrowings under our New Credit Facility and issuance of Notes in connection with the acquisition of Triad in 2007. During the fourth quarter of 2008, $100 million of delayed draw term loans had been drawn by us.

In 2008, we used $90.0 million for the repurchase of 4,786,609 shares of our outstanding common stock on the open market. We believed this to be a prudent use of cash as a result of the severely depressed stock price under the current economic conditions. Our New Credit Facility limits our ability to pay dividends and/

or repurchase stock to an amount not to exceed $400 million in the aggregate (but not in excess $200 million unless we receive confirmation from Moody’s and S&P that dividends or repurchases would not result in a downgrade, qualification or withdrawal of the then corporate credit rating). The indenture governing our Notes also limits our ability to pay dividends and/or repurchase stock. As of December 31, 2008, the amount of permitted dividends and/or stock repurchases permitted under the indenture was $399 million.

With the exception of some small principal payments of our term loans under our New Credit Facility, representing less than 1% of the outstanding balance each year through 2013, the term loans under our New Credit Facility mature in 2014 and our Notes are not due until 2015. We believe this five to six year period before final maturity allows sufficient time for the current financial environment to improve and permits us to make favorable changes, including refinancing, to our debt structure. Furthermore, we do not anticipate the need to use funds currently available under our New Credit Facility for purposes of funding our operations, although these funds could be used for the purpose of making further acquisitions or for restructuring our existing debt. Furthermore, we anticipate we will remain in compliance with our debt covenants and thus it would not be necessary to exercise the cures available to us in our existing debt agreements.

As described in Notes 6, 9 and 15 of the Notes to Consolidated Financial Statements, at December 31, 2008, we had certain cash obligations, which are due as follows (in thousands):

					2015
	Total	2009	2010-2012	2013-2014	and thereafter

Long Term Debt	$6,015,529	$22,730	$148,787	$5,821,263	$22,749
Senior Notes	2,910,831	—	—	—	2,910,831
Interest on Bank Facility and Notes(1)	2,947,815	487,993	1,454,945	864,943	139,934
Capital Leases, including interest	58,972	10,589	16,553	5,865	25,965

Total Long-Term Debt	11,933,147	521,312	1,620,285	6,692,071	3,099,479
Operating Leases	842,523	159,954	339,486	137,514	205,569
Replacement Facilities and Other Capital Committments(2)	527,320	110,683	383,615	18,022	15,000
Open Purchase Orders(3)	93,257	93,257	—	—	—
Financial Interpretation No. 48 obligations, including interest and penalties	18,211	6,454	11,757	—	—

Total	$13,414,458	$891,660	$2,355,143	$6,847,607	$3,320,048

(1)	Estimate of interest payments assumes the interest rates at December 31, 2008 remain constant during the period presented for the New Credit Facility, which is variable rate debt. The interest rate used to calculate interest payments for the New Credit Facility was LIBOR as of December 31, 2008 plus the spread. The Notes are fixed at an interest rate of 8.875% per annum.

(2)	Pursuant to purchase agreements in effect as of December 31, 2008 and where certificate of need approval has been obtained, we have commitments to build the following replacement facilities and the following capital commitments. As required by an amendment to our lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location by November 2012. As part of an acquisition in 2007, we agreed to build a replacement hospital in Valparaiso, Indiana by April 2011. Construction costs, including equipment costs, for these two replacement facilities are currently estimated to be approximately $269.0 million of which approximately $8.5 million has been incurred to date. In addition as a part of an acquisition in 2004, we committed to spend $90.0 million in capital expenditures within eight years in Phoenixville, Pennsylvania, and as part of an acquisition in 2005, we committed to spend approximately $64 million within seven years and an additional $15 million with no set completion date related to capital expenditures at Chestnut Hill Hospital in Philadelphia, Pennsylvania. As of December 31, 2008, we have incurred to date approximately $53.6 million and $17.0 million for the capital expenditures at Phoenixville, Pennsylvania and Chestnut Hill, Pennsylvania, respectively. As part of an acquisition in 2008, we committed to spend $100.0 million within five years related to capital expenditures at Deaconess Hospital and Valley Hospital and Medical Center, both in Spokane, Washington. As of December 31, 2008, we have incurred to date approximately $11.3 million related to this commitment.

(3)	Open purchase orders represent our commitment for items ordered but not yet received.

As more fully described in Note 6 of the Notes to Consolidated Financial Statements at December 31, 2008, we had issued letters of credit primarily in support of potential insurance related claims and specified outstanding bonds of approximately $93.6 million.

Our debt as a percentage of total capitalization remained consistent at 84% for both December 31, 2008 and 2007.

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

Capital Expenditures

Cash expenditures for purchases of facilities were $161.9 million in 2008, $7.018 billion in 2007 and $384.6 million in 2006. Our expenditures in 2008 included $149.1 million for the purchase of two hospitals and $12.8 million for the purchase of physician practices and a home care agency. Our expenditures in 2007 included $6.865 billion for the purchase of Triad, $133.7 million for the purchase of two additional hospitals, $3.4 million for the purchase of physician practices, $7.7 million for equipment to integrate acquired hospitals and $8.5 million for the settlement of acquired working capital. Our expenditures in 2006 included $334.5 million for the purchase of the eight hospitals acquired in 2006, $21.8 million for the purchase of three home care agencies and physician practices, $21.5 million for information systems and other equipment to integrate the hospitals acquired in 2006 and $6.8 million for the settlement of acquired working capital.

Excluding the cost to construct replacement hospitals and a de novo hospital, our cash expenditures for routine capital for 2008 totaled $569.4 million compared to $344.1 million in 2007, and $207.7 million in 2006. Costs to construct replacement hospitals and a de novo hospital totaled $122.8 million in 2008, $178.7 million in 2007 and $16.8 million in 2006.

Pursuant to hospital purchase agreements in effect as of December 31, 2008, as part of an acquisition in 2007, we agreed to build a replacement hospital in Valparaiso, Indiana by April 2011. Also as required by an amendment to a lease agreement entered into in 2005, we agreed to build a replacement facility at Barstow Community Hospital in Barstow, California. Estimated construction costs, including equipment costs, are approximately $269 million for these two replacement facilities. We expect total capital expenditures of approximately $600 to $650 million in 2009 (which includes amounts which are required to be expended pursuant to the terms of hospital purchase agreements), including approximately $593 to $640 million for renovation and equipment cost and approximately $7 to $10 million for construction and equipment cost of the replacement hospitals.

Capital Resources

Net working capital was $1.071 billion at December 31, 2008 compared to $1.105 billion at December 31, 2007, a decrease of $34 million. This decrease in working capital is due to increases in accounts payable of $16.4 million and accrued liabilities of $21.6 million, decreases in other current assets of approximately $100.1 million and deferred income taxes of $21.9 million and the net reduction in all other working capital assets and liabilities of $15.1 million. This decrease in working capital was offset by an increase in working capital attributable to the acquisition of Deaconess Medical Center and Valley Hospital and Medical Center, which provided additional working capital of $17.7 million at December 31, 2008. In addition, an increase in cash of $85.3 million and accounts receivable of $38.1 million also offset the decrease in working capital.

In connection with the consummation of the Triad acquisition in July 2007, we obtained $7.215 billion of senior secured financing under a New Credit Facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The New Credit Facility consists of a $6.065 billion funded term loan facility with a maturity of seven years, a $300 million delayed draw term loan facility (reduced from $400 million) with a maturity of seven years and a $750 million revolving credit facility with a maturity of nine years. During the fourth quarter of 2008, $100 million of the delayed draw term loan had been drawn down by us reducing the delayed draw term loan availability to $200 million at December 31, 2008. In January 2009, we drew down the remaining $200 million of the delayed draw term loan. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. The New Credit Facility requires us to make quarterly amortization payments of each term loan facility equal to 0.25% of the initial outstanding amount of the term loans, if any, with the outstanding principal balance of each term loan facility payable on July 25, 2014.

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

The loans under the New Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus one-half of 1.0%, or (b) a reserve adjusted London interbank offered rate for dollars (Eurodollar rate) (as defined). The applicable percentage for term loans is 1.25% for Alternate Base Rate loans and 2.25% for Eurodollar rate loans. The applicable percentage for revolving loans was initially 1.25% for Alternate Base Rate revolving loans and 2.25% for Eurodollar revolving loans, in each case subject to reduction based on our leverage ratio. Loans under the swingline subfacility bear interest at the rate applicable to Alternate Base Rate loans under the revolving credit facility.

We have agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to Eurodollar rate loans under the revolving credit facility times the maximum aggregate amount available to be drawn under all letters of credit outstanding under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit will also receive a customary fronting fee and other customary processing charges. We were initially obligated to pay commitment fees of 0.50% per annum (subject to reduction based upon on our leverage ratio), on the unused portion of the revolving credit facility. For purposes of this calculation, swingline loans are not treated as usage of the revolving credit facility. With respect to the delayed draw term loan facility, we were also obligated to pay commitment fees of 0.50% per annum for the first nine months after the close of the New Credit Facility and 0.75% per annum for the next three months thereafter. Thereafter, we are obligated to pay a commitment fee of 1.0% per annum. In each case, the commitment fee is based on the unused amount of the delayed draw term loan facility. We also paid arrangement fees on the closing of the New Credit Facility and pay an annual administrative agent fee.

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

As of December 31, 2008, there was approximately $950 million of available borrowing capacity under our New Credit Facility, of which $93.6 million was set aside for outstanding letters of credit and $200 million was available under the delayed draw term loan facility (which was borrowed in January 2009). We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements through the next 12 months and into the foreseeable future.

During the year ended December 31, 2008, we repurchased on the open market and cancelled $110.5 million of principal amount of the Notes. This resulted in a net gain from early extinguishment of debt of $2.5 million with an after-tax impact of $1.6 million.

As of December 31, 2008, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. On each of these swaps, we received a variable rate of interest based on the three-month London Inter-Bank Offer Rate (“LIBOR”), in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans under the New Credit Facility.

	Notional	Fixed
	Amount	Interest	Termination	Fair Value
Swap #	(In 000’s)	Rate	Date	(In 000’s)

1	$100,000	3.9350%	June 6, 2009	$(975)
2	100,000	4.3375%	November 30, 2009	(2,147)
3	200,000	2.8800%	September 17, 2010	(3,846)
4	100,000	4.9360%	October 4, 2010	(5,632)
5	100,000	4.7090%	January 24, 2011	(6,327)
6	300,000	5.1140%	August 8, 2011	(25,737)
7	100,000	4.7185%	August 19, 2011	(7,645)
8	100,000	4.7040%	August 19, 2011	(7,609)
9	100,000	4.6250%	August 19, 2011	(7,408)
10	200,000	4.9300%	August 30, 2011	(16,510)
11	200,000	3.0920%	September 18, 2011	(7,118)
12	100,000	3.0230%	October 23, 2011	(3,432)
13	200,000	4.4815%	October 26, 2011	(14,788)
14	200,000	4.0840%	December 3, 2011	(12,949)
15	100,000	3.8470%	January 4, 2012	(5,908)
16	100,000	3.8510%	January 4, 2012	(5,919)
17	100,000	3.8560%	January 4, 2012	(5,934)
18	200,000	3.7260%	January 8, 2012	(11,150)
19	200,000	3.5065%	January 16, 2012	(9,924)
20	250,000	5.0185%	May 30, 2012	(25,375)
21	150,000	5.0250%	May 30, 2012	(15,337)
22	200,000	4.6845%	September 11, 2012	(19,262)
23	100,000	3.3520%	October 23, 2012	(5,080)
24	125,000	4.3745%	November 23, 2012	(10,932)
25	75,000	4.3800%	November 23, 2012	(6,668)
26	150,000	5.0200%	November 30, 2012	(16,905)
27	100,000	5.0230%	May 30, 2013	(12,247)
28	300,000	5.2420%	August 6, 2013	(40,561)
29	100,000	5.0380%	August 30, 2013	(12,762)
30	50,000	3.5860%	October 23, 2013	(3,297)
31	50,000	3.5240%	October 23, 2013	(3,160)
32	100,000	5.0500%	November 30, 2013	(13,262)
33	200,000	2.0700%	December 19, 2013	161
34	100,000	5.2310%	July 25, 2014	(15,376)
35	100,000	5.2310%	July 25, 2014	(15,376)
36	200,000	5.1600%	July 25, 2014	(30,033)
37	75,000	5.0405%	July 25, 2014	(10,809)
38	125,000	5.0215%	July 25, 2014	(17,895)

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

We believe that internally generated cash flows, availability for additional borrowings under our New Credit Facility of $950 million (consisting of a $750 million revolving credit facility and $200 million of our delayed draw term loan facility) and our ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) and continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash flows, borrowings under our credit agreement as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future. On December 22, 2008, we filed a universal automatic shelf registration statement on Form S-3ASR that will permit us, from time to time, in one or more public offerings, to offer debt securities, common stock, preferred stock, warrants, depositary shares, or any combination of such securities. The shelf registration statement will also permit our subsidiary, CHS, to offer debt securities that would be guaranteed by us, from time to time in one or more public offerings. The terms of any such future offerings would be established at the time of the offering.

Off-balance sheet arrangements

Excluding the hospital whose lease terminated in conjunction with our sale of interests in the partnership holding the lease and whose operating results are included in discontinued operations, our consolidated operating results for the years ended December 31, 2008 and 2007, included $282.0 million and $275.6 million, respectively, of net operating revenue and $18.4 million and $22.7 million, respectively, of income from operations, generated from seven hospitals operated by us under operating lease arrangements. In accordance with accounting principles generally accepted in the United States of America, the respective assets and the future lease obligations under these arrangements are not recorded in our consolidated balance sheet. Lease payments under these arrangements are included in rent expense and totaled approximately $16.7 million and $15.2 million for the years ended December 31, 2008 and 2007, respectively. The current terms of these operating leases expire between June 2010 and December 2019, not including lease extension options. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.

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

As described more fully in Note 15 of the Notes to Consolidated Financial Statements, at December 31, 2008, we have certain cash obligations for replacement facilities and other construction commitments of $527.3 million and open purchase orders for $93.3 million.

Joint Ventures

We have sold minority interests in certain of our subsidiaries or acquired subsidiaries with existing minority interest ownership positions. Triad implemented this strategy to a greater extent than we did, and in conjunction with the acquisition of Triad, we acquired 19 hospitals containing minority ownership interests ranging from less than 1% to 35%. As of December 31, 2008, 22 of our hospitals were owned by physician joint ventures, of which one also had a non-profit entity as a partner. In addition, five other hospitals had non-profit entities as partners. During 2008, we sold minority interests in six of our hospitals for total consideration of $80.0 million. These minority interest positions represent ownership positions in the hospitals ranging from less than 1% to 40%. Effective June 30, 2008, we acquired the remaining 35% equity interest in Affinity Health Systems, LLC which indirectly owns and operates Trinity Medical Center (560 licensed beds) in Birmingham, Alabama, from Baptist, giving us 100% ownership of that facility. The purchase price to acquire this interest was $51.5 million in cash and the cancellation of a promissory note issued by Baptist to Affinity Health Systems, LLC in the original principal amount of $32.8 million. Effective November 14, 2008, we acquired from Willamette Community Health Solutions all of its joint venture interest in MWMC Holdings, LLC, which indirectly owns and operates McKenzie-Willamette Medical Center of Springfield, Oregon. This acquisition resulted from a put right held by Willamette Community Health Solutions in connection with the 2003 transaction establishing the joint venture. The purchase price to acquire this interest was $22.7 million in cash. Physicians affiliated with Oregon Health Resources, Inc. continue to own a minority interest in the hospital. Minority interests in equity of consolidated subsidiaries was $325.2 million and $366.1 million as of December 31, 2008 and December 31, 2007, respectively, and the amount of minority interest in earnings was $40.1 million and $15.2 million for the years ended December 31, 2008 and 2007, respectively.

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

Third Party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, excluding the former Triad hospitals, actual Medicare DRG data, coupled with all payors’ historical paid claims data, is utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. For the former Triad hospitals, regardless of payor or method of calculation, contractual allowances are determined through a process wherein contractual allowance adjustments are reviewed and compared to actual payment experience. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% from our estimated reimbursement percentage, net income for the year ended December 31, 2008 would have changed by approximately $24.1 million, and net accounts receivable would have changed by $39.1 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements were insignificant to both net operating revenue and net income in each of the years ended December 31, 2008, 2007 and 2006.

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

The primary key cash collection indicator that experienced deterioration during the fourth quarter of 2007 was “cash receipts as a percentage of net revenue less bad debts.” This indicator decreased to the lowest percentage experienced by us since the quarter ended September 30, 2006. Further analysis indicated the primary causes of this deterioration were a continuing increase in the volume of indigent non-resident aliens, an increase in the number of patients qualifying for charity care and a greater than expected impact of the removal of participants from TennCare (Tennessee’s state provided Medicaid program) which increased the number of uninsured patients with limited financial means receiving care at our eight Tennessee hospitals. During the fourth quarter of 2007, due to the deteriorating cash collections and the desire to standardize processes with those of the former Triad hospitals, we undertook a detailed programming effort to develop data around the deteriorating classes of accounts receivable needed to update its historical cash collections percentages as well as enable it to estimate how much of certain self-pay categories ultimately convert to Medicaid, charity and indigent programs. Triad’s processes for establishing contractual allowances and allowances for bad debts related to accounts classified as Medicaid — pending, charity — pending and indigent non-resident alien included inputs and assumptions based on the historical percentage of these accounts which ultimately qualified for specific government programs or for write-off as charity care.

We used these new inputs and assumptions regarding Medicaid — pending, charity — pending, and indigent non-resident alien in conjunction with the new data developed in the fourth quarter of 2007 as described above to evaluate the reliability of accounts receivable and to revise our estimate of contractual allowances for estimated amounts of self-pay accounts receivable that will ultimately qualify as charity care, or that will ultimately qualify for Medicaid, indigent care or other specific governmental reimbursement, resulting in an increase to our contractual reserves of $96.3 million as of December 31, 2007. Previous estimates of uncollectible amounts for such receivables were included in our bad debt reserves for each period.

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

The resulting impact of the above, net of taxes, for the year ended December 31, 2007 was a decrease to income from continuing operations of $105.4 million. We believe this lower collectability was primarily the result of an increase in the number of patients qualifying for charity care, reduced enrollment in certain state Medicaid programs and an increase in the number of indigent non-resident aliens. Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% from our estimated collection percentage as a result of a change in expected recoveries, net income for the year ended December 31, 2008 would have changed by $11.5 million, and net accounts receivable would have changed by $18.7 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.5 billion at December 31, 2008 and 2007, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding was 53 days at December 31, 2008 and 54 days at December 31, 2007. Our target range for days revenue outstanding is from 52 to 58 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $5.458 billion as of December 31, 2008 and approximately $4.692 billion as of December 31, 2007. The approximate percentage of total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) summarized by aging categories is as follows:

	As of December 31,
	2008	2007

0 – 60 days	59.8%	61.2%
60 – 150 days	19.0%	18.8%
151 – 360 days	16.2%	15.3%
Over 360 days	5.0%	4.7%

Total	100.0%	100.0%

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	As of December 31,
	2008	2007

Insured receivables	67.0%	66.7%
Self-pay receivables	33.0%	33.3%

Total	100.0%	100.0%

For the hospital segment, the combined total of the allowance for doubtful accounts and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 80% at December 31, 2008 and 79% at December 31, 2007. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 88% at December 31, 2008 and 89% at December 31, 2007.

Goodwill and Other Intangibles

Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill arising from business combinations is accounted for under the provisions of Statement of Financial Accounting Standards (SFAS) No. 141 “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” and is not amortized. SFAS 142 requires goodwill to be evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. SFAS No. 142 requires a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. We have selected September 30th as our annual testing date.

We estimate the fair value of the related reporting units using both a discounted cash flow model as well as an EBITDA multiple model. These models are both based on our best estimate of future revenues and operating costs and are reconciled to our consolidated market capitalization. The cash flow forecasts are adjusted by an appropriate discount rate based on our weighted average cost of capital. Historically our valuation models did not fully capture the fair value of our business as a whole, as they did not consider the increased consideration a potential acquirer would be required to pay, in the form of a control premium, in order to gain sufficient ownership to set policies, direct operations and control management decisions. However, because our models have indicated value significantly in excess of the carrying amount of assets in our reporting units, the additional value from a control premium was not a determining factor in the outcome of step one of our impairment assessment.

As indicated above, in addition to the annual impairment analysis, we are required to evaluate goodwill for impairment whenever an event occurs or circumstances change such that it is more likely than not that an impairment may exist. In light of this requirement, we have considered whether the decline in our market capitalization between September 30, 2008 and December 31, 2008 has, more likely than not, resulted in the existence of an impairment and have concluded that the decline in our market capitalization did not, more likely than not, result in the existence of an impairment. In making this conclusion, we gave consideration to the valuation of hospitals in which we sold equity interests during periods subsequent to September 30, 2008, currently proposed hospital equity sale transactions, our proposed purchase price for a hospital which we anticipate closing on the acquisition in the first half of 2009, the increase in our stock price since December 31, 2008 and our average stock price over the trailing 3 month, 6 month and 1 year periods. We also considered the fact that the decline in our stock price has not been related to a decline in our operating performance and that any near term credit tightening within the financial markets could be overcome by us through the substantial amount of cash flows being generated by us, as well as, the borrowing capacity available to us through our existing credit facilities. The current turmoil in the financial markets and weakness in macroeconomic conditions globally continue to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If a further decline in our market capitalization and other factors resulted in the decline in our fair value, it is reasonably likely that a goodwill impairment assessment prior to the next annual review, in the fourth quarter of 2009, would be necessary. If such an assessment is required, an impairment of goodwill may be recognized. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in the period the impairment is recognized. The amount of such effect on earnings and losses is dependent on the size of the impairment charge. Such a change, however, would be a non-cash charge and therefore would not impact our compliance with covenants contained in our New Credit Facility.

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

Professional Liability Claims

As part of our business of owning and operating hospitals, we are subject to legal actions alleging liability on our part. We accrue for losses resulting from such liability claims, as well as loss adjustment expenses that are out-of-pocket and directly related to such liability claims. These direct out-of-pocket expenses include fees of outside counsel and experts. We do not accrue for costs that are part of our corporate overhead, such as the costs of our in-house legal and risk management departments. The losses resulting from professional liability claims primarily consist of estimates for known claims, as well as estimates for incurred but not reported claims. The estimates are based on specific claim facts, our historical claim reporting and payment patterns, the nature and level of our hospital operations, and actuarially determined projections. The actuarially determined projections are based on our actual claim data, including historic reporting and payment patterns which have been gathered over an approximate 20-year period. As discussed below, since we purchase excess insurance on a claims-made basis that transfers risk to third party insurers, the liability we accrue does not include an amount for the losses covered by our excess insurance. Since we believe that the amount and timing of our future claims payments are reliably determinable, we discount the amount we accrue for losses resulting from professional liability claims using the risk-free interest rate corresponding to the timing of our expected payments.

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 2.6%, 4.1% and 4.6% in 2008, 2007 and 2006, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of income.

Our processes for obtaining and analyzing claims and incident data are standardized across all of our hospitals and have been consistent for many years. We monitor the outcomes of the medical care services that we provide and for each reported claim, we obtain various information concerning the facts and circumstances related to that claim. In addition, we routinely monitor current key statistics and volume indicators in our assessment of utilizing historical trends. The average lag period between claim occurrence and payment of a final settlement is between 4 and 5 years, although the facts and circumstances of individual claims could result in the timing of such payments being different from this average. Since claims are paid promptly after settlement with the claimant is reached, settled claims represent less than 1.0% of the total liability at the end of any period.

For purposes of estimating our individual claim accruals, we utilize specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years, geography, and claims relating to the acquired Triad hospitals versus claims relating to our other hospitals. Several actuarial methods are used against this data to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses our company-specific historical claims data and other information. This company-specific data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data.

Based on these analyses we determine our estimate of the professional liability claims. The determination of management’s estimate, including the preparation of the reserve analysis that supports such estimate, involves subjective judgment of the management. Changes in reserving data or the trends and factors that influence reserving data may signal fundamental shifts in our future claim development patterns or may simply reflect single-period anomalies. Even if a change reflects a fundamental shift, the full extent of the change may not become evident until years later. Moreover, since our methods and models use different types of data and we select our liability from the results of all of these methods, we typically cannot quantify the precise impact of such factors on our estimates of the liability. Due to our standardized and consistent processes for handling claims and the long history and depth of our company-specific data, our methodologies have produced reliably determinable estimates of ultimate paid losses.

Although we have not historically maintained and presented our claims data in this manner, we are providing the following table to present the amounts of our accrual for professional liability claims and approximate amounts of our activity for each of the respective years listed (excludes premiums for excess insurance coverage) (in thousands):

	Year Ended December 31,
	2008	2007	2006

Accrual for professional liability claims, January 1	$300,184	$104,161	$88,371

Liability acquired through acquisition:
Gross liability acquired	—	197,453	—
Discount of liability acquired	—	(26,309)	—

Discounted liability acquired	—	171,144	—

Expense (income) related to(1):
Current accident year	110,010	73,039	43,441
Prior accident years	(15,826)	7,158	3,146
Expense (income) from discounting	11,499	(1,040)	3,667

Total incurred loss and loss expense	105,683	79,157	50,254

Paid claims and expenses related to:
Current accident year	(688)	(701)	(574)
Prior accident years	(54,600)	(53,577)	(33,890)

Total paid claims and expenses	(55,288)	(54,278)	(34,464)

Accrual for professional liability claims, December 31	$350,579	$300,184	$104,161

(1)	Total expense, including premiums for insured coverage, was $65.7 million in 2006, $99.7 million in 2007 and $130.4 million in 2008.

The increase in current accident year claims expense in each respective year from 2006 to 2008 is consistent with the increase in net operating revenues during the respective periods. Income/expense related to prior accident years reflects changes in estimates resulting from the filing of claims for prior year incidents, claim settlements, updates from litigation, and our ongoing investigation of open claims. Expense/income from discounting reflects the changes in the weighted-average risk-free interest rate used and timing of estimated payments for discounting in each respective year.

We are primarily self-insured for these claims; however, we obtain excess insurance that transfers the risk of loss to a third-party insurer for claims in excess of our self-insured retentions. Our excess insurance is underwritten on a claims-made basis. For claims reported prior to June 1, 2002, substantially all of our professional and general liability risks were subject to a $0.5 million per occurrence self-insured retention and for claims reported from June 1, 2002 through June 1, 2003, these self-insured retentions were $2.0 million per occurrence. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially all claims reported on or after June 1, 2005 are self-insured up to $5 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers us for liabilities in excess of the self-insured retentions and up to $100 million per occurrence for claims reported on or after June 1, 2003 and up to $150 million per occurrence for claims occurred and reported after January 1, 2008.

Effective January 1, 2008, the former Triad Hospitals are insured on a claims-made basis as described above and through commercial insurance companies as described above for substantially all claims occurring on or after January 1, 2002 and reported on or after January 1, 2008. Substantially all losses for the former Triad hospitals in periods prior to May 1999 were insured through a wholly-owned insurance subsidiary of HCA, Inc., or HCA, Triad’s owner prior to that time, and excess loss policies maintained by HCA. HCA has agreed to indemnify the former Triad hospitals in respect of claims covered by such insurance policies arising prior to May 1999. After May 1999 through December 31, 2006, the former Triad hospitals obtained insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary with excess coverage obtained from other carriers that is subject to certain deductibles. Effective for claims incurred after December 31, 2006, Triad began insuring its claims from $1 million to $5 million through its wholly-owned captive insurance company, replacing the coverage provided by HCA. Substantially all claims occurring during 2007 were self-insured up to $10 million per claim.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these deferred tax assets, subject to the valuation allowance we have established.

On January 1, 2007, we adopted the provisions of the FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, is approximately $10.5 million as of December 31, 2008. It is our policy to recognize interest and penalties accrued related to unrecognized benefits in our consolidated statement of operations as income tax expense. During the year ended December 31, 2008, we decreased liabilities by approximately $0.8 million and recorded $0.2 million in interest and penalties related to prior state income tax returns through our income tax provision from continuing operations and which are included in our FASB Interpretation No. 48 liability at December 31, 2008. A total of approximately $1.2 million of interest and penalties is included in the amount of FASB Interpretation No. 48 liability at December 31, 2008. During the year ended December 31, 2008, we released $7.5 million for income taxes and $1.8 million for accrued interest of our FASB Interpretation No. 48 liability, as a result of the expiration of the statute of limitations pertaining to tax positions taken in prior years relative to state tax positions.

We believe it is reasonably possible that approximately $5.3 million of our current unrecognized tax benefit may be recognized within the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities.

We or one of our subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We have extended the federal statute of limitations for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2003. During 2007, we agreed to a settlement with the Internal Revenue Service, or IRS, Appeals Office with respect to the 2003 tax year. We have since received a closing letter with respect to the examination for that tax year. The settlement was not material to our results of operations or consolidated financial position.

The IRS has concluded an examination of the federal income tax returns of Triad for the short taxable years ended April 27, 2001, June 30, 2001 and December 31, 2001, and the taxable years ended December 31, 2002 and 2003. On May 10, 2006, the IRS issued an examination report with proposed adjustments. Triad filed a protest on June 9, 2006 and the matter was referred to the IRS Appeals Office. Representatives of the former Triad hospitals met with the IRS Appeals Office in April 2007 and reached a tentative settlement. Triad has since received a closing letter with respect to the examination for those tax years. The settlement was not material to our results of operations or consolidated financial position. In December 2008, we were notified by the IRS of its intent to examine the federal tax return of Triad for the tax periods ended December 31, 2005 and ended July 25, 2007. We believe the results of this examination will not be material to our results of operations or consolidated financial position.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, provides a framework for measuring fair value, and expands disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurement; it does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and was adopted by us as of January 1, 2008. The adoption of this statement has not had a material effect on our consolidated results of operations or consolidated financial position.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This standard will require more assets and liabilities to be recorded at fair value and will require expense recognition (rather than capitalization) of certain pre-acquisition costs. This standard will also require any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this standard requires this treatment of acquired deferred tax assets and liabilities also to be applied to acquisitions occurring prior to the effective date of this standard. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is required to be adopted prospectively with no early adoption permitted. We will begin applying SFAS No. 141(R) in the first quarter of 2009. We do not currently have on our consolidated balance sheet any material deferred costs related to prospective acquisitions that would be required to be expensed upon the adoption of SFAS No. 141(R). Any outstanding deferred costs will be expensed in 2009 for any acquisitions that are not closed by December 31, 2008. Furthermore, the impact of SFAS No. 141(R) on our consolidated results of operations and consolidated financial position in future periods will be largely dependent on the number of acquisitions we pursue; however, it is not anticipated at this time that such impact will be material.

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

In February 2008, the FASB issued FASB Statement of Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 deferred the effective date of the provisions of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and will be adopted by us in the first quarter of 2009. We are currently assessing the potential impact of SFAS No. 157 for non-financial assets and non-financial liabilities on our consolidated results of operations and consolidated financial position.

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

We are exposed to interest rate changes, primarily as a result of our New Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources”. We do not anticipate any material changes in our primary market risk exposures in 2009. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $13 million in 2008, $14 million in 2007 and $4 million in 2006.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Franklin, Tennessee

We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community Health Systems, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 8 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS No. 157”) effective January 1, 2008, which changed the Company’s definitions of fair value, framework for measuring fair value, and disclosures for fair value measurements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
February 26, 2009

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2008	2007	2006
	(In thousands, except share and per share data)

Net operating revenues	$10,840,098	$7,063,775	$4,180,136

Operating costs and expenses:
Salaries and benefits	4,326,526	2,875,795	1,661,619
Provision for bad debts	1,208,687	885,653	518,861
Supplies	1,518,987	935,812	487,778
Other operating expenses	2,073,713	1,422,972	855,596
Rent	229,526	153,695	91,943
Depreciation and amortization	499,085	311,122	179,282

Total operating costs and expenses	9,856,524	6,585,049	3,795,079

Income from operations	983,574	478,726	385,057
Interest expense, net of interest income of $7,057, $8,181, and $1,779 in 2008, 2007 and 2006, respectively	651,925	361,773	94,411
(Gain) loss from early extinguishment of debt	(2,525)	27,388	4
Minority interest in earnings	40,101	15,155	2,795
Equity in earnings of unconsolidated affiliates	(42,064)	(25,132)	—

Income from continuing operations before income taxes	336,137	99,542	287,847
Provision for income taxes	129,479	41,828	110,152

Income from continuing operations	206,658	57,714	177,695
Discontinued operations, net of taxes:
Income (loss) from operations of hospitals sold and held for sale	5,316	(8,884)	(6,873)
Gain (loss) on sale of hospitals and partnership interests	9,580	(2,594)	(2,559)
Impairment of long-lived assets of hospitals held for sale	(3,250)	(15,947)	—

Income (loss) on discontinued operations	11,646	(27,425)	(9,432)

Net income	$218,304	$30,289	$168,263

Earnings per common share — basic:
Income from continuing operations	$2.21	$0.62	$1.87
Income (loss) on discontinued operations	$0.13	$(0.30)	$(0.10)

Net income	$2.34	$0.32	$1.77

Earnings per common share — diluted:
Income from continuing operations	$2.19	$0.61	$1.85
Income (loss) on discontinued operations	$0.13	$(0.29)	$(0.10)

Net income	$2.32	$0.32	$1.75

Weighted-average number of shares outstanding:
Basic	93,371,782	93,517,337	94,983,646

Diluted	94,288,829	94,642,294	96,232,910

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$220,655	$132,874
Patient accounts receivable, net of allowance for doubtful accounts of $1,102,900 and $1,033,516 in 2008 and 2007, respectively	1,613,959	1,533,798
Supplies	272,937	262,903
Prepaid income taxes	92,710	99,417
Deferred income taxes	91,875	113,741
Prepaid expenses and taxes	72,900	70,339
Other current assets (including assets of hospitals held for sale of $40,853 and $118,893 at December 31, 2008 and 2007, respectively)	240,014	339,826

Total current assets	2,605,050	2,552,898

Property and equipment:
Land and improvements	508,690	463,373
Buildings and improvements	4,480,999	4,166,888
Equipment and fixtures	2,093,241	1,679,979

	7,082,930	6,310,240
Less accumulated depreciation and amortization	(1,213,871)	(797,666)

Property and equipment, net	5,869,059	5,512,574

Goodwill	4,166,091	4,247,714

Other assets, net of accumulated amortization of $158,532 and $100,556 in 2008 and 2007, respectively (including assets of hospitals held for sale of $172,870 and $362,546 at December 31, 2008 and 2007, respectively)	1,178,054	1,180,457

Total assets	$13,818,254	$13,493,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$29,462	$20,710
Accounts payable	529,429	492,693
Deferred income taxes	6,740	—
Accrued liabilities:
Employee compensation	427,688	403,598
Interest	152,228	153,832
Other (including liabilities of hospitals held for sale of $106,856 and $67,606 at December 31, 2008 and 2007, respectively)	388,423	377,102

Total current liabilities	1,533,970	1,447,935

Long-term debt	8,937,984	9,077,367

Deferred income taxes	460,793	407,947

Other long-term liabilities	887,445	483,459

Minority interests in equity of consolidated subsidiaries	325,197	366,131
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 92,483,166 shares issued and 91,507,617 shares outstanding at December 31, 2008 and 96,611,085 shares issued and 95,635,536 shares outstanding at December 31, 2007	925	966
Additional paid-in capital	1,197,944	1,240,308
Treasury stock, at cost, 975,549 shares at December 31, 2008 and 2007	(6,678)	(6,678)
Unearned stock compensation	—	—
Accumulated other comprehensive income (loss)	(295,575)	(81,737)
Retained earnings	776,249	557,945

Total stockholders’ equity	1,672,865	1,710,804

Total liabilities and stockholders’ equity	$13,818,254	$13,493,643

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

							Accumulated	Retained
			Additional			Unearned	Other	Earnings
	Common Stock		Paid-in	Treasury Stock		Stock	Comprehensive	(Accumulated
	Shares	Amount	Capital	Shares	Amount	Compensation	Income (Loss)	Deficit)	Total
				(In thousands, except share data)

BALANCE, December 31, 2005	94,539,837	$945	$1,208,930	(975,549)	$(6,678)	$(13,204)	$15,191	$359,393	$1,564,577
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	168,263	168,263
Net change in fair value of interest rate swaps, net of tax benefit of $931	—	—	—	—	—	—	(1,654)	—	(1,654)
Net change in fair value of available for sale securities	—	—	—	—	—	—	562	—	562

Total comprehensive income (loss)							(1,092)	168,263	167,171
Adjustment to adopt FASB statement No. 158, net of tax benefit of $5,465	—	—	—	—	—	—	(8,301)	—	(8,301)
Repurchases of common stock	(5,000,000)	(50)	(176,265)	—	—	—	—	—	(176,315)
Issuance of common stock in connection with the exercise of options	867,833	9	14,564	—	—	—	—	—	14,573
Issuance of common stock in connection with the conversion of convertible debt	4,074,510	41	137,157	—	—	—	—	—	137,198
Tax benefit from exercise of options	—	—	4,750	—	—	—	—	—	4,750
Share-based compensation	544,314	5	20,068	—	—	—	—	—	20,073
Reclassification of unearned stock compensation	—	—	(13,257)	—	—	13,204	—	—	(53)

BALANCE, December 31, 2006	95,026,494	$950	$1,195,947	(975,549)	$(6,678)	$—	$5,798	$527,656	$1,723,673
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	30,289	30,289
Net change in fair value of interest rate swaps, net of tax benefit of $51,223	—	—	—	—	—	—	(91,063)	—	(91,063)
Net change in fair value of available for sale securities	—	—	—	—	—	—	237	—	237
Adjustment to pension liability, net of tax of $496	—	—	—	—	—	—	3,291	—	3,291

Total comprehensive income (loss)							(87,535)	30,289	(57,246)
Issuance of common stock in connection with the exercise of options	321,535	3	8,362	—	—	—	—	—	8,365
Tax benefit from exercise of options	—	—	(2,760)	—	—	—	—	—	(2,760)
Share-based compensation	1,263,056	13	38,759	—	—	—	—	—	38,772

BALANCE, December 31, 2007	96,611,085	$966	$1,240,308	(975,549)	$(6,678)	$—	$(81,737)	$557,945	$1,710,804
Comprehensive income (loss):
Net income	—	—	—	—	—	—	—	218,304	218,304
Net change in fair value of interest rate swaps, net of tax benefit of $112,915	—	—	—	—	—	—	(200,737)	—	(200,737)
Net change in fair value of available for sale securities	—	—	—	—	—	—	(2,613)	—	(2,613)
Adjustment to pension liability, net of tax of $7,262	—	—	—	—	—	—	(10,488)	—	(10,488)

Total comprehensive income (loss)							(213,838)	218,304	4,466
Repurchases of common stock	(4,786,609)	(48)	(90,141)	—	—	—	—	—	(90,189)
Issuance of common stock in connection with the exercise of options	281,831	3	1,803	—	—	—	—	—	1,806
Cancellation of restricted stock for tax withholdings on vested shares	(310,806)	(3)	(5,455)	—	—	—	—	—	(5,455)
Tax benefit from exercise of options	—	—	(672)	—	—	—	—	—	(672)
Share-based compensation	687,665	7	52,101	—	—	—	—	—	52,105

BALANCE, December 31, 2008	92,483,166	$925	$1,197,944	(975,549)	$(6,678)	$—	$(295,575)	$776,249	$1,672,865

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$218,304	$30,289	$168,263
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	506,694	332,580	188,771
Deferred income taxes	159,870	(39,894)	(25,228)
Stock-based compensation expense	52,105	38,771	20,073
Excess tax benefits relating to stock-based compensation	(1,278)	(1,216)	(6,819)
(Gain) loss on early extinguishment of debt	(2,525)	27,388	—
Minority interest in earnings	40,101	15,996	2,795
Impairment on hospitals held for sale	5,000	19,044	—
(Gain) loss on sale of hospitals and partnership interest, net	(17,687)	3,954	3,937
Other non-cash expenses, net	3,577	19,017	500
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(57,437)	131,300	(71,141)
Supplies, prepaid expenses and other current assets	(34,711)	(31,977)	(4,544)
Accounts payable, accrued liabilities and income taxes	119,596	125,959	52,151
Other	65,672	16,527	21,497

Net cash provided by operating activities	1,057,281	687,738	350,255

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(161,907)	(7,018,048)	(384,618)
Purchases of property and equipment	(692,233)	(522,785)	(224,519)
Proceeds from disposition of hospitals and other ancillary operations	365,636	109,996	750
Proceeds from sale of property and equipment	13,483	4,650	4,480
Increase in other assets	(190,450)	(72,671)	(36,350)

Net cash used in investing activities	(665,471)	(7,498,858)	(640,257)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,806	8,214	14,573
Stock buy-back	(90,188)	—	(176,316)
Deferred financing costs	(3,136)	(182,954)	(2,153)
Excess tax benefits relating to stock-based compensation	1,278	1,216	6,819
Redemption of convertible notes	—	—	(128)
Proceeds from minority investors in joint ventures	14,329	2,351	6,890
Redemption of minority investments in joint ventures	(77,587)	(1,356)	(915)
Distribution to minority investors in joint ventures	(46,890)	(6,645)	(3,220)
Borrowings under Credit Agreement	131,277	9,221,627	1,031,000
Repayments of long-term indebtedness	(234,918)	(2,139,025)	(650,090)

Net cash (used in) provided by financing activities	(304,029)	6,903,428	226,460

Net change in cash and cash equivalents	87,781	92,308	(63,542)
Cash and cash equivalents at beginning of period	132,874	40,566	104,108

Cash and cash equivalents at end of period	$220,655	$132,874	$40,566

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies

Business.  Community Health Systems, Inc. is a holding company and operates no business in its own name. On a consolidated basis, Community Health Systems, Inc. and its subsidiaries (collectively the “Company”), own, lease and operate acute care hospitals in non-urban and select urban markets. As of December 31, 2008, included in its continuing operations, the Company owned or leased 118 hospitals, licensed for 17,245 beds in 28 states. As of December 31, 2008, Indiana and Texas represent the only areas of geographic concentration. Net operating revenues generated by the Company’s hospitals in Indiana, as a percentage of consolidated net operating revenues, were 11.0% in 2008 and 7.7% in 2007. Net operating revenues generated by the Company’s hospitals in Texas, as a percentage of consolidated net operating revenues, were 13.4% in 2008, 13.0% in 2007 and 10.4% in 2006. As a result of the Company’s growth and expansion of services in other states, Pennsylvania no longer represents an area of geographic concentration, which it did as of December 31, 2007.

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

Cost of Revenue.  The majority of the Company’s operating expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at the Company’s Franklin, Tennessee offices and former offices in Brentwood, Tennessee and Plano, Texas, which were $149.9 million, $133.4 million and $88.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Included in these amounts is stock-based compensation of $52.1 million, $38.8 million and $20.1 million for the years ended December 31, 2008, 2007 and 2006, respectively.

Cash Equivalents.  The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplies.  Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

Marketable Securities.  The Company accounts for marketable securities in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” The Company’s marketable securities are classified as trading or available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Interest and dividends on securities classified as available-for-sale or trading are included in net operating revenue and were not material in all periods presented. Accumulated other comprehensive income (loss) included an unrealized loss of $2.6 million at December 31, 2008 and an unrealized gain of $0.2 million at December 31, 2007, related to these available-for-sale securities.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Property and Equipment.  Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land and improvements (2 to 15 years; weighted average useful life is 14 years), buildings and improvements (5 to 40 years; weighted average useful life is 24 years) and equipment and fixtures (4 to 18 years; weighted average useful life is 8 years). Costs capitalized as construction in progress were $196.4 million and $457.5 million at December 31, 2008 and 2007, respectively. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Interest capitalized in accordance with SFAS No. 34, “Capitalization of Interest Cost,” was $22.1 million, $19.0 million and $3.0 million for the years ended December 31, 2008, 2007 and 2006, respectively. Net property and equipment additions included in accounts payable decreased $7.9 million for the year ended December 31, 2008, and increased $21.4 million and $16.9 million for the years ended December 31, 2007 and 2006, respectively.

The Company also leases certain facilities and equipment under capital leases (see Note 9). Such assets are amortized on a straight-line basis over the lesser of the term of the lease or the remaining useful lives of the applicable assets.

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

Other Assets.  Other assets consist of costs associated with the issuance of debt, which are included in interest expense over the life of the related debt using the effective interest method, and costs to recruit physicians to the Company’s markets, which are deferred and amortized in amortization expense over the term of the respective physician recruitment contract, which is generally three years. Long-term assets held for sale at December 31, 2008 and 2007 are also included in other assets.

Third-Party Reimbursement.  Net patient service revenue is reported at the estimated net realizable amount from patients, third party payors and others for services rendered. Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems, provisions of cost-reimbursement and other payment methods. Approximately 36.6% of net operating revenues for the year ended December 31, 2008, 39.3% of net operating revenues for the year ended December 31, 2007 and 41.5% of net operating revenues for the year ended December 31, 2006, are related to services rendered to patients covered by the Medicare and Medicaid programs. Revenues from Medicare outlier payments are included in the amounts received from Medicare and were approximately 0.55% of net operating revenues for 2008, 0.42% of net operating revenues for 2007, and 0.44% for 2006. In addition, the Company is reimbursed by non-governmental payors using a variety of payment methodologies. Amounts received by the Company for treatment of patients covered by such programs are generally less than the standard billing rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net operating revenues. These net operating revenues are an estimate of the net realizable amount due from these payors. The process of estimating contractual allowances requires the Company to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments the Company receives could be different from the amounts it estimates and records. Final settlements under certain of these programs are subject to adjustment based on administrative review and audit by third parties. Adjustments to the estimated billings are recorded in the periods that such adjustments become known. Adjustments to previous program

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reimbursement estimates are accounted for as contractual allowance adjustments and reported in the periods that such adjustments become known. Adjustments related to final settlements were insignificant to both net operating revenue and net income in each of the years ended December 31, 2008, 2007 and 2006.

Amounts due to third-party payors were $87.9 million and $91.4 million as of December 31, 2008 and 2007, respectively, and are included in accrued liabilities-other in the accompanying consolidated balance sheets. Amounts due from third party payors were $73.6 million and $90.8 million as of December 31, 2008 and 2007, respectively, and are included in other current assets in the accompanying consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2006.

Net Operating Revenues.  Net operating revenues are recorded net of provisions for contractual allowance of approximately $26.433 billion, $16.718 billion and $10.024 billion in 2008, 2007 and 2006, respectively. Net operating revenues are recognized when services are provided and are reported at the estimated net realizable amount from patients, third party payors and others for services rendered. Also included in the provision for contractual allowance shown above is the value of administrative and other discounts provided to self-pay patients eliminated from net operating revenues which was $458.6 million, $266.0 million and $100.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. In the ordinary course of business, the Company renders services to patients who are financially unable to pay for hospital care. Included in the provision for contractual allowance shown above is the value (at the Company’s standard charges) of these services to patients who are unable to pay that is eliminated from net operating revenues when it is determined they qualify under the Company’s charity care policy. The value of these services was $380.2 million, $322.2 million and $214.2 million for the years ended December 31, 2008, 2007 and 2006, respectively. In the fourth quarter of 2007, in conjunction with an analysis of the net realizable value of accounts receivable, which included updating the Company’s analysis of historical cash collections, as well as conforming estimation methodologies with those of the hospitals acquired from Triad Hospitals, Inc. (“Triad”), the Company revised its methodology whereby the Company has revised its estimate of contractual allowances for estimated amounts of self-pay accounts receivable that will ultimately qualify as charity care, or that will ultimately qualify for Medicaid, indigent care or other specific governmental reimbursement. Previous estimates of uncollectible amounts for such receivables were included in the Company’s bad debt reserves for each period. The impact of these changes in estimates decreased net operating revenue approximately $96.3 million for the year ended December 31, 2007.

Allowance for Doubtful Accounts.  Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. Substantially all of the Company’s receivables are related to providing healthcare services to its hospitals’ patients.

The Company experienced a significant increase in self-pay volume and related revenue, combined with lower cash collections during the quarter ended September 30, 2006. The Company believes this trend reflected an increased collection risk from self-pay accounts, and as a result the Company performed a review and an alternative analysis of the adequacy of its allowance for doubtful accounts. Based on this review, the Company recorded a $65.0 million increase to its allowance for doubtful accounts to maintain an adequate allowance for doubtful accounts as of September 30, 2006. The Company believed that the increase in self-pay accounts was a result of economic trends, including an increase in the number of uninsured patients, reduced enrollment under Medicaid programs such as TennCare, and higher deductibles and co-payments for patients with insurance.

In conjunction with recording the $65.0 million increase to the allowance for doubtful accounts, the Company changed its methodology for estimating its allowance for doubtful accounts effective September 30, 2006, as follows: The Company reserved a percentage of all self-pay accounts receivable without regard to aging category, based on collection history adjusted for expected recoveries and, if present, other changes in trends. For all other payor categories, the Company reserved 100% of all accounts aging over 365 days from the date of discharge. Previously, the Company estimated its allowance for doubtful accounts by reserving all

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accounts aging over 150 days from the date of discharge without regard to payor class. The Company believes its revised methodology provided a better approach to reflect changes in payor mix and historical collection patterns and to respond to changes in trends.

During the quarter ended December 31, 2007, in conjunction with the Company’s ongoing process of monitoring the net realizable value of its accounts receivable, as well as integrating the methodologies, data and assumptions used by the former Triad management, the Company performed various analyses including updating a review of historical cash collections.

The primary key cash collection indicator that experienced deterioration during the fourth quarter of 2007 was “cash receipts as a percentage of net revenue less bad debts.” This percentage decreased to the lowest percentage experienced by the Company since the quarter ended September 30, 2006. Further analysis indicated the primary causes of this deterioration were a continuing increase in the volume of indigent non-resident aliens, an increase in the number of patients qualifying for charity care and a greater than expected impact of the removal of participants from TennCare (Tennessee’s state provided Medicaid program) which increased the number of uninsured patients with limited financial means receiving care at the Company’s eight Tennessee hospitals. During the fourth quarter of 2007, due to the deteriorating cash collections and desire to standardize processes with those of the former Triad hospitals, the Company undertook a detailed programming effort to develop data around the deteriorating classes of accounts receivable needed to update its historical cash collections percentages as well as enable it to estimate how much of certain self-pay categories ultimately convert to Medicaid, charity and indigent programs. Triad’s processes for establishing contractual allowances and allowances for bad debts related to accounts classified as Medicaid — pending, charity — pending and indigent non-resident alien included inputs and assumptions based on the historical percentage of these accounts which ultimately qualified for specific government programs or for write-off as charity care.

The Company used these new inputs and assumptions regarding Medicaid — pending, charity — pending, and indigent non-resident alien in conjunction with the new data developed in the fourth quarter of 2007 as described above to evaluate the realizability of accounts receivable and to revise the Company’s estimate of contractual allowances for estimated amounts of self-pay accounts receivable that will ultimately qualify as charity care, or that will ultimately qualify for Medicaid, indigent care or other specific governmental reimbursement, resulting in an increase to the Company’s contractual reserves of $96.3 million as of December 31, 2007. Previous estimates of uncollectible amounts for such receivables were included in the Company’s bad debt reserves for each period.

Furthermore, in updating the historical collection statistics of all its hospitals, the Company also took into account a detailed study of the historical collection information for the hospitals acquired from Triad. The updated collection statistics of the hospitals acquired from Triad also showed subsequent deterioration in cash collections similar to those experienced by the other hospitals that the Company owns. Therefore, the Company also standardized the processes for calculating the allowance for doubtful accounts of the hospitals acquired from Triad to that of its other hospitals which, along with the allowance percentages determined from the new collection data, resulted in the recording of an additional $70.1 million of allowance for bad debts as of December 31, 2007.

The resulting impact of the above, net of taxes, for the year ended December 31, 2007 was a decrease to income from continuing operations of $105.4 million. The Company believes this lower collectability was primarily the result of an increase in the number of patients qualifying for charity care, reduced enrollment in certain state Medicaid programs and an increase in the number of indigent non-resident aliens. Collections are impacted by the economic ability of patients to pay and the effectiveness of the Company’s collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect the Company’s collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires the Company to estimate the collectability of self-pay accounts receivable, which is primarily based on its collection history, adjusted for expected recoveries

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third party payors could affect the Company’s estimates of accounts receivable collectability.

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

Physician Income Guarantees.  The Company enters into physician recruiting agreements under which it supplements physician income to a minimum amount over a period of time, typically one year, while the physician establishes themselves in the community. As part of the agreements, the physicians are committed to practice in the community for a period of time, typically three years, which extends beyond their income guarantee period. The Company accounts for these agreements in accordance with FASB Staff Position No. 45-3, “Application of FASB Interpretation No. 45 to Minimum Revenue Guarantees Granted to a Business or Its Owners,” (“FIN 45-3”). FIN 45-3 requires that an asset and liability for the estimated fair value of minimum revenue guarantees be recorded on new agreements entered into on or after January 1, 2006. Adjustments to the ultimate value of the guarantee paid to physicians are recognized in the period that the change in estimate is identified. The Company amortizes such costs over the life of the agreement. As of December 31, 2008 and 2007, the unamortized portion of these physician income guarantees was $49.1 million and $45.7 million, respectively.

Concentrations of Credit Risk.  The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the only significant concentration of credit risk from payors. Accounts receivable, net of contractual allowances, from Medicare were $256.6 million and $302.1 million as of December 31, 2008 and 2007, respectively, representing 9.4% and 11.8% of consolidated net accounts receivable, before allowance for doubtful accounts, as of December 31, 2008 and 2007, respectively.

Professional Liability Claims.  The Company accrues for estimated losses resulting from professional liability. The accrual, which includes an estimate for incurred but not reported claims, is based on historical loss patterns and actuarially-determined projections and is discounted to its net present value. To the extent that subsequent claims information varies from management’s estimates, the liability is adjusted when such information becomes available.

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

Comprehensive Income (Loss).  Comprehensive income (loss) is the change in equity of a business enterprise during a period from transactions and other events and circumstances from non-owner sources.

Accumulated Other Comprehensive Income (Loss) consists of the following (in thousands):

				Accumulated
	Change in Fair	Change in Fair	Adjustment	Other
	Value of Interest	Value of Available	to Pension	Comprehensive
	Rate Swaps	for Sale Securities	Liability	Income (Loss)

Balance as of December 31, 2006	$13,315	$784	$(8,301)	$5,798
2007 Activity, net of tax	(91,063)	237	3,291	(87,535)

Balance as of December 31, 2007	$(77,748)	$1,021	$(5,010)	$(81,737)

2008 Activity, net of tax	(200,737)	(2,613)	(10,488)	(213,838)

Balance as of December 31, 2008	$(278,485)	$(1,592)	$(15,498)	$(295,575)

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

Prior to the acquisition of Triad, the Company aggregated its operating segments into one reportable segment as all of its operating segments had similar services, had similar types of patients, operated in a consistent manner and had similar economic and regulatory characteristics. In connection with the Triad acquisition, certain aspects of the Company’s organizational structure and the information that is reviewed by the chief operating decision maker have changed. As a result, management has determined that the Company now operates in three distinct operating segments, represented by the hospital operations (which includes the Company’s acute care hospitals and related healthcare entities that provide inpatient and outpatient health care services), the home care agencies operations (which provide outpatient care generally in the patient’s home), and the hospital management services business (which provides executive management and consulting services to independent acute care hospitals). SFAS No. 131 requires (1) that financial information be disclosed for operating segments that meet a 10% quantitative threshold of the consolidated totals of net revenue, profit or loss, or total assets; and (2) that the individual reportable segments disclosed contribute at least 75% of total consolidated net revenue. Based on these measures, only the hospital operations segment meets the criteria as a separate reportable segment. Financial information for the home care agencies and management services segments do not meet the quantitative thresholds defined in SFAS No. 131 and are therefore combined with corporate into the all other reportable segment.

The financial information from 2006 has been presented in Note 14 to reflect this change in the composition of the Company’s reportable operating segments.

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

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This standard will require more assets and liabilities to be recorded at fair value and will require expense recognition (rather than capitalization) of certain pre-acquisition costs. This standard also will require any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this standard requires this treatment of acquired deferred tax assets and liabilities also to be applied to acquisitions occurring prior to the effective date of this standard. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is required to be adopted prospectively with no early adoption permitted. SFAS No. 141(R) will be adopted by the Company in the first quarter of 2009. The Company does not currently have on its consolidated balance sheet any material deferred costs related to prospective acquisitions that would be required to be expensed upon the adoption of SFAS No. 141(R). Any outstanding deferred costs will be expensed in 2009 for any acquisitions that are not closed by December 31, 2008. Furthermore, the impact of SFAS No. 141(R) on the Company’s consolidated results of operations and consolidated financial position in future periods will be largely dependent on the number of acquisitions pursued by the Company; however, it is not anticipated at this time that such impact will be material.

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

Reclassifications.  The Company disposed of one hospital in August 2007, disposed of one hospital in October 2007, disposed of one hospital in November 2007, disposed of eleven hospitals during the first quarter

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of 2008, and has designated two hospitals as being held for sale as of December 31, 2008. The operating results of those hospitals have been classified as discontinued operations on the consolidated statements of income for all periods presented. There is no effect on net income for all periods presented related to the reclassifications made for the discontinued operations.

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

Stock-based compensation awards are granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (the “2000 Plan”). The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, as well as stock options which do not so qualify, stock appreciation rights, restricted stock, performance units and performance shares, phantom stock awards and share awards. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2000 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10 year contractual term, options granted in 2005 through 2007 have an 8 year contractual term and options granted in 2008 have a 10 year contractual term. The exercise price of all options granted under the 2000 Plan is equal to the fair value of the Company’s common stock on the option grant date. As of December 31, 2008, 4,129,347 shares of unissued common stock remain reserved for future grants under the 2000 Plan.

The following table reflects the impact of total compensation expense related to stock-based equity plans under SFAS No. 123(R), on the reported operating results for the respective periods (in thousands, except per share data):

	Year Ended
	December 31,
	2008	2007	2006

Effect on income from continuing operations before income taxes	$(52,105)	$(38,771)	$(20,073)

Effect on net income	$(31,655)	$(23,541)	$(12,762)

Effect on net income per share-diluted	$(0.34)	$(0.25)	$(0.13)

At December 31, 2008, $55.9 million of unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 19.0 months. Of that amount, $20.9 million relates to outstanding unvested stock options expected to be recognized over a weighted-average period of 20.6 months and $35.0 million relates to outstanding unvested restricted stock expected to be recognized over a weighted-average period of 18.0 months. There were no modifications to awards during 2008, 2007, or 2006.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options was estimated using the Black Scholes option pricing model with the assumptions and weighted-average fair values during the years ended December 31, 2008, 2007 and 2006, as follows:

	Year Ended
	December 31,
	2008	2007	2006

Expected volatility	24.9%	24.4%	24.2%
Expected dividends	0	0	0
Expected term	4 years	4 years	4 years
Risk-free interest rate	2.53%	4.48%	4.67%

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

Options outstanding and exercisable under the 2000 Plan as of December 31, 2008, and changes during each of the years in the three year period ended December 31, 2008 were as follows (in thousands, except share and per share data):

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value as of
		Exercise	Term	December 31,
	Shares	Price	(In Years)	2008

Outstanding at December 31, 2005	5,370,274	$22.63
Granted	1,151,000	38.07
Exercised	(865,833)	16.47
Forfeited and cancelled	(172,913)	34.02

Outstanding at December 31, 2006	5,482,528	26.48
Granted	3,544,000	37.79
Exercised	(295,854)	26.89
Forfeited and cancelled	(291,659)	35.70

Outstanding at December 31, 2007	8,439,015	30.90
Granted	1,251,000	31.89
Exercised	(281,831)	22.10
Forfeited and cancelled	(644,100)	35.71

Outstanding at December 31, 2008	8,764,084	$30.97	5.7 years	$436

Exercisable at December 31, 2008	5,306,366	$27.73	5.0 years	$436

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2008, 2007 and 2006, was $7.56, $10.24 and $10.38, respectively. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on December 31, 2008. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2008, 2007 and 2006 was $3.4 million, $3.5 million and $18.2 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

Restricted stock outstanding under the 2000 Plan as of December 31, 2008, and changes during each of the years in the three year period ended December 31, 2008 were as follows:

		Weighted
		Average
		Grant Date
		Fair
	Shares	Value

Unvested at December 31, 2005	558,000	$32.37
Granted	606,000	38.26
Vested	(185,975)	32.43
Forfeited	(8,334)	35.93

Unvested at December 31, 2006	969,691	36.05
Granted	1,392,000	38.70
Vested	(384,646)	35.47
Forfeited	(20,502)	36.73

Unvested at December 31, 2007	1,956,543	38.04
Granted	795,500	31.99
Vested	(960,001)	37.64
Forfeited	(107,835)	35.62

Unvested at December 31, 2008	1,684,207	35.57

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

	Year Ended
	December 31,
	2008	2007

Directors’ fees earned and deferred into plan	$90,875	$129,000

Equivalent units	3,410.470	3,622.531

At December 31, 2008, there are a total of 16,819.002 units deferred in the plan with an aggregate fair value of $0.2 million, based on the closing market price of the Company’s common stock at December 31, 2008 of $14.58.

3.	Acquisitions and Divestitures of Hospitals

Triad Acquisition

On July 25, 2007, the Company completed its acquisition of Triad. Triad owned and operated 50 hospitals with 49 hospitals located in 17 states in non-urban and middle market communities and one hospital located in the Republic of Ireland. As of December 31, 2008, seven hospitals acquired from Triad have been sold and two hospitals acquired from Triad were classified as held for sale. As a result of its acquisition of Triad, the Company also provides management and consulting services to independent hospitals, through its subsidiary, Quorum Health Resources, LLC, on a contract basis. The Company acquired Triad for approximately $6.857 billion, including the assumption of $1.686 billion of existing indebtedness. Prior to entering the merger agreement, Triad terminated an Agreement and Plan of Merger that it had entered into on February 4, 2007 (the “Prior Merger Agreement”) with Panthera Partners, LLC, Panthera Holdco Corp. and Panthera Acquisition Corporation (collectively, “Panthera”). Concurrent with the termination of the Prior Merger Agreement and pursuant to the terms thereof, Triad paid a termination fee of $20 million and out-of-pocket expenses of $18.8 million to Panthera. The Company reimbursed Triad for the termination fee and the advance for expense reimbursement paid to Panthera. These amounts are included in the Triad allocated purchase price.

In connection with the consummation of the acquisition of Triad, the Company obtained $7.215 billion of senior secured financing under a new credit facility (the “New Credit Facility”) and its wholly-owned subsidiary CHS/Community Health Systems, Inc. (“CHS”) issued $3.021 billion aggregate principal amount of 8.875% senior notes due 2015 (the “Notes”). The Company used the net proceeds of $3.000 billion from the Notes offering and the net proceeds of $6.065 billion of term loans under the New Credit Facility to acquire the outstanding shares of Triad, to refinance certain of Triad’s indebtedness and the Company’s indebtedness, to complete certain related transactions, to pay certain costs and expenses of the transactions and for general corporate uses. This New Credit Facility also provides an additional $750 million revolving credit facility and a $400 million delayed draw term loan facility for future acquisitions, working capital and general corporate purposes. As of December 31, 2007, the $400 million delayed draw term loan was reduced to $300 million at the request of the Company. As of December 31, 2008, $100 million of the delayed draw term loan had been drawn by the Company, reducing the delayed draw term loan availability to $200 million at that date. In January 2009, the Company drew down the remaining $200 million of the delayed draw term loan.

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

The allocation process required the analysis of acquired fixed assets, contracts, contractual commitments, and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. The Company completed the allocation of the total cost of the Triad acquisition in the third quarter of 2008 and has made a final analysis and adjustment as of December 31, 2008 to deferred tax accounts based on the final cost allocation, resulting in approximately $2.781 billion of goodwill being recorded with respect to the Triad acquisition.

Other Acquisitions

Effective November 14, 2008, the Company acquired from Willamette Community Health Solutions all of its joint venture interest in MWMC Holdings, LLC, which indirectly owns and operates McKenzie-Willamette Medical Center of Springfield, Oregon. This acquisition resulted from a put right held by Willamette Community Health Solutions in connection with the 2003 transaction establishing the joint venture. The purchase price for this minority interest was $22.7 million in cash. Physicians affiliated with Oregon Healthcare Resources, Inc. will continue to own a minority interest in the hospital.

Effective October 1, 2008, the Company completed the acquisition of Deaconess Medical Center (388 licensed beds) and Valley Hospital and Medical Center (123 licensed beds) both located in Spokane, Washington, from Empire Health Services. The total consideration for these two hospitals was approximately $182.6 million, of which $149.2 million was paid in cash and $33.4 million was assumed in liabilities. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of December 31, 2008, no goodwill has been recorded. The acquisition transaction was accounted for using the purchase method of accounting. This preliminary allocation of purchase price has been determined by the Company based upon available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

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

Effective April 1, 2007, the Company completed its acquisition of Lincoln General Hospital (157 licensed beds), located in Ruston, Louisiana. The total consideration for this hospital was approximately $48.2 million, of which $44.7 million was paid in cash and $3.5 million was assumed in liabilities. On May 1, 2007, the Company completed its acquisition of Porter Health (301 licensed beds), located in Valparaiso, Indiana, with a satellite campus in Portage, Indiana and outpatient medical campuses located in Chesterton, Demotte, and Hebron, Indiana. As part of this acquisition, the Company has agreed to construct a 225-bed replacement facility for the Valparaiso hospital no later than April 2011. The total consideration for Porter Health was approximately $117.1 million, of which $93.9 million was paid in cash and $23.2 million was assumed in liabilities. The Company’s purchase price allocation relating to these acquisitions resulted in approximately $6.3 million of goodwill being recorded, which is expected to be fully deductible for tax purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During 2006, the Company acquired through seven separate purchase transactions and three capital lease transactions, substantially all of the assets and working capital of eight hospitals and three home care agencies. On March 1, 2006, the Company acquired, through a combination of purchasing certain assets and entering into a capital lease for other related assets, Forrest City Hospital, a 118-bed hospital located in Forrest City, Arkansas. On April 1, 2006, the Company completed the acquisition of two hospitals from Baptist Health System, Birmingham, Alabama: Baptist Medical Center — DeKalb (134 beds) and Baptist Medical Center — Cherokee (60 beds). On May 1, 2006, the Company acquired Via Christi Oklahoma Regional Medical Center, a 140-bed hospital located in Ponca City, Oklahoma. On June 1, 2006, the Company acquired Mineral Area Regional Medical Center, a 135-bed hospital located in Farmington, Missouri. On June 30, 2006 the Company acquired Cottage Home Options, a home care agency and related business, located in Galesburg, Illinois. On July 1, 2006, the Company acquired the healthcare assets of Vista Health, which included Victory Memorial Hospital (336 beds) and St. Therese Medical Center (71 non-acute care beds), both located in Waukegan, Illinois. On September 1, 2006, the Company acquired Humble Texas Home Care, a home care agency located in Humble, Texas. On October 1, 2006, the Company acquired Helpsource Home Health, a home care agency located in Wichita Falls, Texas. On November 1, 2006, the Company acquired through two separate capital lease transactions, Campbell Memorial Hospital, a 99-bed hospital located in Weatherford, Texas and Union County Hospital, a 25-bed hospital located in Anna, Illinois. The aggregate consideration for these eight hospitals and three home care agencies totaled approximately $385.7 million, of which $353.8 million was paid in cash and $31.9 million was assumed in liabilities. Goodwill recognized in these transactions totaled $65.6 million, which is expected to be fully deductible for tax purposes.

The 2007 and 2006 acquisition transactions were accounted for using the purchase method of accounting. The final allocation of the purchase price for these acquisitions was determined by the Company within one year of the date of acquisition.

The table below summarizes the allocations of the purchase price (including assumed liabilities) for these acquisitions (in thousands):

	2008	2007	2006

Current assets	$35,619	$1,394,082	$56,896
Property and equipment	146,986	3,824,521	262,335
Goodwill	—	2,787,509	66,490
Intangible assets	—	84,804	—
Other long-term assets	—	516,067	—
Liabilities	33,452	1,611,129	27,247

The operating results of the foregoing hospitals have been included in the consolidated statements of income from their respective dates of acquisition. The following pro forma combined summary of operations of the Company gives effect to using historical information of the operations of the hospitals purchased in 2008 and 2007 as if the acquisitions had occurred as of January 1, 2008 and 2007 (in thousands, except per share data):

	Year Ended December 31,
	2008	2007
	(Unaudited)

Pro forma net operating revenues	$11,071,479	$9,772,807
Pro forma net income (loss)	216,520	(102,030)
Pro forma net income per share:
Basic	$2.32	$(1.09)

Diluted	$2.30	$(1.08)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Pro forma adjustments to net income (loss) include adjustments to depreciation and amortization expense, net of the related tax effect, based on the estimated fair value assigned to the long-lived assets acquired, and to interest expense, net of the related tax effect, assuming the increase in long-term debt used to fund the acquisitions had occurred as of January 1, 2007. The pro forma net income for the year ended December 31, 2007, includes a charge for the early extinguishment of debt of $27.3 million before taxes and $17.5 million after tax, or $0.19 per share (diluted). The pro forma results do not include transaction costs incurred by Triad prior to the date of acquisition, cost savings or other synergies that are anticipated as a result of this acquisition. These pro forma results are not necessarily indicative of the actual results of operations.

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

Effective October 31, 2007, the Company sold its 60% membership interest in Northeast Arkansas Medical Center, a 104 bed facility in Jonesboro, Arkansas to Baptist Memorial Health Care (“Baptist Memorial”), headquartered in Memphis, Tennessee, for $16.8 million. In connection with this transaction, the Company also sold real estate and other assets to a subsidiary of Baptist Memorial for $26.2 million in cash.

Effective September 1, 2007, the Company sold its partnership interest in River West L.P., which owned and operated River West Medical Center (80 licensed beds) located in Plaquemine, Louisiana, to an affiliate of Shiloh Health Services, Inc. of Lubbock, Texas. The proceeds from this sale were $0.3 million in cash.

Effective March 18, 2006, the Company sold Highland Medical Center, a 123-bed facility located in Lubbock, Texas, to Shiloh Health Services, Inc. of Louisville, Kentucky. The proceeds from this sale were $0.5 million in cash.

As of December 31, 2008, the Company had two hospitals classified as held for sale.

In connection with management’s decision to sell the previously mentioned facilities and in accordance with SFAS No. 144, the Company has classified the results of operations of the above mentioned hospitals as discontinued operations in the accompanying consolidated statements of income.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Net operating revenues and loss reported for the hospitals in discontinued operations are as follows:

	Year Ended December 31,
	2008	2007	2006
		(In thousands)

Net operating revenues	$316,312	$481,396	$189,734

Income (loss) from operations of hospitals sold or held for sale before income taxes	9,379	(11,270)	(10,694)
Gain (loss) on sale of hospitals and partnership interests	17,687	(3,954)	(3,938)
Impairment of long-lived assets of hospitals held for sale	(5,000)	(19,044)	—

Income (loss) on discontinued operations, before taxes	22,066	(34,268)	(14,632)
Income tax expense (benefit)	10,420	(6,843)	(5,200)

Income (loss) on discontinued operations, net of tax	$11,646	$(27,425)	$(9,432)

Interest expense was allocated to discontinued operations based on estimated sales proceeds available for debt repayment and using the weighted-average borrowing rate for the year.

The assets and liabilities of the two hospitals held for sale as of December 31, 2008 are included in the accompanying consolidated balance sheet as follows: current assets of $40.9 million, included in other current assets; net property and equipment of $168.1 million and other long-term assets of $4.8 million, included in other assets; and current liabilities of $106.9 million, included in other accrued liabilities. The assets and liabilities of the hospitals held for sale as of December 31, 2007 are included in the accompanying consolidated balance sheet as follows: current assets of $118.9 million, included in other current assets; net property and equipment of $331.1 million and other long-term assets of $31.4 million, included in other assets; and current liabilities of $67.6 million, included in other accrued liabilities.

4.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

	Year Ended December 31,
	2008	2007

Balance, beginning of year	$4,247,714	$1,336,525
Goodwill acquired as part of acquisitions during the year	49,368	2,912,392
Consideration adjustments and finalization of purchase price allocations for prior year’s acquisitions	(119,650)	22,053
Goodwill related to hospital operations segment written off as part of disposals	(11,161)	(1,913)
Goodwill related to home health agencies segment written off as part of disposals	(180)	—
Goodwill related to hospital operations segment assigned to the disposal group classified as held for sale	—	(21,343)

Balance, end of year	$4,166,091	$4,247,714

SFAS No. 142 requires that goodwill be allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments meet the criteria to be classified as reporting units. At December 31, 2008, the hospital operations, home care agencies, and hospital management services reporting units had $4.099 billion, $34.2 million, and $33.3 million, respectively, of goodwill. At

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007, the hospital operations reporting unit had $1.309 billion and the home care agencies reporting unit had $32.2 million of goodwill. No goodwill was allocated to the hospital management services segment as of December 31, 2007 because that business relates entirely to the Triad acquisition for which the final purchase price allocation had not been completed at that date.

SFAS No. 142 requires goodwill to be evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. SFAS No. 142 requires a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. The Company has selected September 30th as its annual testing date. The Company performed its annual goodwill evaluation as required by SFAS No. 142 as of September 30, 2008. No impairment was indicated by this evaluation.

The Company estimates the fair value of the related reporting units using both a discounted cash flow model as well as an EBITDA multiple model. These models are both based on the Company’s best estimate of future revenues and operating costs and are reconciled to the Company’s consolidated market capitalization. The cash flow forecasts are adjusted by an appropriate discount rate based on the Company’s weighted-average cost of capital. Historically the Company’s valuation models did not fully capture the fair value of the Company’s business as a whole, as they did not consider the increased consideration a potential acquirer would be required to pay, in the form of a control premium, in order to gain sufficient ownership to set policies, direct operations and control management decisions. However, because the Company’s models have indicated value significantly in excess of the carrying amount of assets in the Company’s reporting units, the additional value from a control premium was not a determining factor in the outcome of step one of the Company’s impairment assessment.

As indicated above, in addition to the annual impairment analysis, the Company is required to evaluate goodwill for impairment whenever an event occurs or circumstances change such that it is more likely than not that an impairment may exist. In light of this requirement the Company has considered whether the decline in the Company’s market capitalization between September 30, 2008 and December 31, 2008 has, more likely than not, resulted in the existence of an impairment and concluded that the decline in the Company’s market capitalization did not, more likely than not, result in the existence of an impairment. In making this conclusion the Company gave consideration to the valuation of hospitals in which it sold equity interests during periods subsequent to September 30, 2008, currently proposed hospital equity sale transactions, the proposed purchase price for a hospital which the Company anticipates closing on the acquisition in the first half of 2009, the increase in stock price since December 31, 2008 and the average stock price over the trailing 3-month, 6-month and 1-year periods. The Company also considered the fact that the decline in its stock price has not been related to a decline in operating performance and that any near term credit tightening within the financial markets could be overcome by the Company through the substantial amount of cash flows being generated by the Company, as well as, the borrowing capacity available through its existing credit facilities. The current turmoil in the financial markets and weakness in macroeconomic conditions globally continue to be challenging and the Company cannot be certain of the duration of these conditions and their potential impact on the Company’s stock price performance. If a further decline in the Company’s market capitalization and other factors resulted in the decline in the Company’s fair value, it is reasonably likely that a goodwill impairment assessment prior to the next annual review, in the fourth quarter of 2009, would be necessary. If such an assessment is required, an impairment of goodwill may be recognized. A non-cash goodwill impairment charge would have the effect of decreasing the Company’s earnings or increasing the Company’s losses in the period the impairment is recognized. The amount of such effect on earnings and losses is dependent on the size of the impairment charge. Such a charge, however, would be a non-cash charge and therefore would not impact the Company’s compliance with covenants contained in the New Credit Facility.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximately $3.3 million of intangible assets were acquired during the year ended December 31, 2008. The gross carrying amount of the Company’s other intangible assets subject to amortization was $68.6 million and $76.3 million as of December 31, 2008 and 2007, respectively, and the net carrying amount was $54.1 million and $62.7 million as of December 31, 2008 and 2007, respectively. The carrying amount of the Company’s other intangible assets not subject to amortization was $35.2 million and $118.3 million at December 31, 2008 and 2007, respectively. Other intangible assets are included in other assets, net on the Company’s consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted average amortization period for the intangible assets subject to amortization is approximately ten years. There are no expected residual values related to these intangible assets. Amortization expense for these intangible assets was $6.2 million, $6.1 million and $1.9 million during the years ended December 31, 2008, 2007 and 2006, respectively. Amortization expense on intangible assets is estimated to be $12.4 million in 2009, $10.6 million in 2010, $5.7 million in 2011, $4.2 million in 2012, $3.8 million in 2013 and $18.4 million thereafter.

5.	Income Taxes

The provision for income taxes for income from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006

Current
Federal	$2,129	$27,416	$120,209
State	3,515	11,411	13,555

	5,644	38,827	133,764
Deferred
Federal	110,870	5,769	(21,793)
State	12,965	(2,768)	(1,819)

	123,835	3,001	(23,612)

Total provision for income taxes for income from continuing operations	$129,479	$41,828	$110,152

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate (dollars in thousands):

	Year Ended December 31,
	2008		2007		2006
	Amount	%	Amount	%	Amount	%

Provision for income taxes at statutory federal rate	$117,648	35.0%	$34,840	35.0%	$100,746	35.0%
State income taxes, net of federal income tax benefit	10,712	3.2	5,618	5.5	7,628	2.7
Change in valuation allowance	(110)	0.0	3,825	3.7	—	—
Federal and state tax credits	(2,270)	(0.7)	(2,625)	(2.6)	—	—
Other	3,499	1.0	170	0.2	1,778	0.6

Provision for income taxes and effective tax rate for income from continuing operations	$129,479	38.5%	$41,828	41.8%	$110,152	38.3%

Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes as of December 31, 2008 and 2007 consist of (in thousands):

	2008		2007
	Assets	Liabilities	Assets	Liabilities

Net operating loss and credit carryforwards	$143,873	$—	$75,879	$—
Property and equipment	—	511,687	—	464,753
Self-insurance liabilities	56,447	—	100,642	—
Intangibles	—	147,669	—	139,757
Investments in unconsolidated affiliates	—	51,557	—	6,940
Other liabilities	—	7,315	—	7,804
Long-term debt and interest	—	30,256	—	42,447
Accounts receivable	23,490	—	104,727	—
Accrued expenses	27,374	—	21,928	—
Other comprehensive income	173,661	—	58,933	—
Stock-based compensation	52,889	—	54,464	—
Other	20,070	—	19,480	—

	497,804	748,484	436,053	661,701
Valuation allowance	(124,978)		(68,558)

Total deferred income taxes	$372,826	$748,484	$367,495	$661,701

The Company believes that the net deferred tax assets will ultimately be realized, except as noted below. Its conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has state net operating loss carry forwards of approximately $1.8 billion, which expire from 2009 to 2028. With respect to the deferred tax liability pertaining to intangibles, as included above, goodwill purchased in connection with certain of the Company’s business acquisitions is amortizable for income tax reporting purposes. However, for financial reporting purposes, there is no corresponding amortization allowed with respect to such purchased goodwill.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation allowance increased by $56.4 million and $47.4 million during the years ended December 31, 2008 and 2007, respectively. In addition to amounts previously discussed, the change in valuation allowance relates to a redetermination of the amount of, and realizability of, net operating losses in certain state income tax jurisdictions.

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, is approximately $10.5 million as of December 31, 2008. It is the Company’s policy to recognize interest and penalties accrued related to unrecognized benefits in its statement of operations as income tax expense. During the year ended December 31, 2008, the Company decreased liabilities by approximately $0.8 million and recorded $0.2 million in interest and penalties related to prior state income tax returns through its income tax provision from continuing operations and which are included in its FIN 48 liability at December 31, 2008. A total of approximately $1.2 million of interest and penalties is included in the amount of FIN 48 liability at December 31, 2008. During the year ended December 31, 2008, the Company released $7.5 million for income taxes and $1.8 million for accrued interest of its FIN 48 liability, as a result of the expiration of the statute of limitations pertaining to tax positions taken in prior years relative to state tax positions.

The Company believes that it is reasonably possible that approximately $5.3 million of its current unrecognized tax benefit may be recognized within the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities.

The following is a tabular reconciliation of the total amount of unrecognized tax benefit for the years ended December 31, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2008	2007

Unrecognized Tax Benefit at beginning of year	$14,880	$10,510
Gross increases — purchase business combination	8,325	10,160
Gross increases — tax positions in current period	—	1,930
Gross increases — tax positions in prior period	223	1,820
Lapse of statute of limitations	(7,460)	(6,700)
Settlements	(338)	(2,840)

Unrecognized Tax Benefit at end of year	$15,630	$14,880

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has extended the federal statute of limitations for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002, and December 31, 2003. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2003. During 2007, the Company agreed to a settlement with the Internal Revenue Service (the “IRS”) Appeals Office with respect to the 2003 tax year. The Company has since received a closing letter with respect to the examination for that tax year. The settlement was not material to the Company’s results of operations or financial position.

The IRS has concluded an examination of the federal income tax returns of Triad for the short taxable years ended April 27, 2001, June 30, 2001 and December 31, 2001, and the taxable years ended December 31, 2002 and 2003. On May 10, 2006, the IRS issued an examination report with proposed adjustments. Triad filed a protest on June 9, 2006 and the matter was referred to the IRS Appeals Office. Representatives of the former Triad hospitals met with the IRS Appeals Office in April 2007 and reached a tentative settlement. Triad has since received a closing letter with respect to the examination for those tax years. The settlement was not

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

material to the Company’s results of operations or financial position. In December 2008, the Company was notified by the IRS of its intent to examine the federal tax return of Triad for the tax periods ended December 31, 2005 and July 25, 2007. The Company believes the results of this examination will not be material to the Company’s results of operations or consolidated financial position.

Cash paid for income taxes, net of refunds received, resulted in a net cash refund of $65.0 million during 2008. The Company paid income taxes, net of refunds received, of $85.2 million and $128.1 million during 2007 and 2006, respectively.

6.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	As of December 31,
	2008	2007

Credit Facilities:
Term loans	$5,965,866	$5,965,000
Tax-exempt bonds	8,000	8,000
Senior notes	2,910,831	3,021,331
Capital lease obligations (see Note 9)	41,086	35,136
Other	41,663	68,610

Total debt	8,967,446	9,098,077
Less current maturities	(29,462)	(20,710)

Total long-term debt	$8,937,984	$9,077,367

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

New Credit Facility and Notes

On July 25, 2007, the Company entered into a credit facility (the “New Credit Facility”) with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The New Credit Facility consists of a $6.065 billion funded term loan facility with a maturity of seven years, a $400 million delayed draw term loan facility with a maturity of seven years and a $750 million revolving credit facility with a maturity of nine years. As of December 31, 2007, the $400 million delayed draw term loan facility had been reduced to $300 million at the request of the Company. During the fourth quarter of 2008, $100 million of the delayed draw term loan was drawn by the Company, reducing the delayed draw term loan availability to $200 million at December 31, 2008. In January 2009, the Company drew down the remaining $200 million of the delayed draw term loan. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. In connection with the consummation of the acquisition of Triad, the Company used a portion of the net proceeds from its New Credit Facility and the Notes offering to repay its outstanding debt under the Terminated Credit Facility, the 6.50% senior subordinated notes due 2012 and certain of Triad’s existing indebtedness. During the third quarter of 2007, the Company recorded a pre-tax write-off of approximately $13.9 million in deferred loan costs relative to the early extinguishment of the debt under the Terminated Credit Facility and incurred tender and solicitation fees of approximately $13.4 million on the early repayment of the Company’s $300 million aggregate principal amount of 6.50% senior subordinated notes due 2012 through a cash tender offer and consent solicitation.

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

The loans under the New Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at the Company’s option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus one-half of 1.0%, or (b) a reserve adjusted London interbank offered rate for dollars (Eurodollar Rate) (as defined). The applicable percentage for term loans is 1.25% for

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Alternate Base Rate loans and 2.25% for Eurodollar rate loans. The applicable percentage for revolving loans was initially 1.25% for Alternate Base Rate revolving loans and 2.25% for Eurodollar revolving loans, in each case subject to reduction based on the Company’s leverage ratio. Loans under the swingline subfacility bear interest at the rate applicable to Alternate Base Rate loans under the revolving credit facility.

CHS has agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to Eurodollar rate loans under the revolving credit facility times the maximum aggregate amount available to be drawn under all letters of credit outstanding under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit will also receive a customary fronting fee and other customary processing charges. CHS was initially obligated to pay commitment fees of 0.50% per annum (subject to reduction based upon the Company’s leverage ratio) on the unused portion of the revolving credit facility. For purposes of this calculation, swingline loans are not treated as usage of the revolving credit facility. With respect to the delayed draw term loan facility, CHS was also obligated to pay commitment fees of 0.50% per annum for the first nine months after the closing of the New Credit Facility and 0.75% per annum for the next three months. Thereafter, CHS is obligated to pay a commitment fee of 1.0% per annum. In each case, the commitment fee is paid on the unused amount of the delayed draw term loan facility. The Company paid arrangement fees on the closing of the New Credit Facility and pays an annual administrative agent fee.

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

The Notes were issued by CHS in connection with the Triad acquisition in the principal amount of $3.021 billion. The Notes will mature on July 15, 2015. The Notes bear interest at the rate of 8.875% per annum, payable semiannually in arrears on January 15 and July 15, commencing January 15, 2008. Interest on the Notes accrues from the date of original issuance. Interest is calculated on the basis of 360-day year comprised of twelve 30-day months.

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

CHS is entitled, at its option, to redeem the Notes, in whole or in part, at any time prior to July 15, 2011, upon not less than 30 or more than 60 days notice, at a redemption price equal to 100% of the principal amount of Notes redeemed plus the Applicable Premium (as defined), and accrued and unpaid interest, if any, as of the applicable redemption date.

Pursuant to a registration rights agreement entered into at the time of the issuance of the Notes, as a result of an exchange offer made by CHS, substantially all of the Notes issued in July 2007 were exchanged in November 2007 for new notes (the “Exchange Notes”) having terms substantially identical in all material respects to the Notes (except that the Exchange Notes were issued under a registration statement pursuant to the 1933 Act). References to the Notes shall also be deemed to include the Exchange Notes unless the context provides otherwise.

During the year ended December 31, 2008, the Company repurchased on the open market and cancelled $110.5 million of principal amount of the Notes. This resulted in a net gain from early extinguishment of debt of $2.5 million with an after-tax impact of $1.6 million.

As of December 31, 2008, the availability for additional borrowings under the New Credit Facility was $950 million (consisting of a $750 million revolving credit facility and $200 million of a $300 million delayed draw term loan facility), of which $93.6 million was set aside for outstanding letters of credit. In January 2009, the Company drew down the remaining $200 million of the delayed draw term loan. CHS also has the ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) under the New Credit Facility which has not yet been accessed. CHS also has the ability to amend the New Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $600 million, which CHS has not yet accessed. As of December 31, 2008, the weighted-average interest rate under the New Credit Facility was 4.8%.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Term Loans are scheduled to be paid with principal payments for future years as follows (in thousands):

Term
Loans

2009	$12,066
2010	45,264
2011	45,264
2012	45,264
2013	45,264
Thereafter	5,772,744

Total	$5,965,866

As of December 31, 2008 and 2007, the Company had letters of credit issued, primarily in support of potential insurance related claims and certain bonds, of approximately $93.6 million and $35.5 million, respectively.

Tax-Exempt Bonds.  Tax-Exempt Bonds bore interest at floating rates, which averaged 2.37% and 3.69% during 2008 and 2007, respectively.

Senior Notes.  In connection with the consummation of the acquisition of Triad, the Company completed an early repayment of its previously outstanding $300 million aggregate principal amount of 6.50% Senior Subordinated Notes due 2012 through a cash tender offer and consent solicitation.

As previously described, in connection with the Triad acquisition, the Company issued $3.021 billion principal amount of Notes. These Notes bear interest at 8.875% interest and mature on July 15, 2015.

Other Debt.  As of December 31, 2008, other debt consisted primarily of an industrial revenue bond, the mortgage obligation on the Company’s corporate headquarters and other obligations maturing in various installments through 2019.

The Company is currently a party to 38 separate interest swap agreements with an aggregate notional amount of $5.350 billion, to limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings. On each of these swaps, the Company receives a variable rate of interest based on the three-month London Inter-Bank Offer Rate (“LIBOR”) in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, a margin above LIBOR of 225 basis points for revolver loans and term loans under the senior secured credit facility. See Note 7 for additional information regarding these swaps.

As of December 31, 2008, the scheduled maturities of long-term debt outstanding, including capital leases for each of the next five years and thereafter are as follows (in thousands):

2009	$29,462
2010	61,412
2011	49,943
2012	48,589
2013	48,841
Thereafter	8,729,199

Total	$8,967,446

The Company paid interest of $654 million, $218 million and $96 million on borrowings during the years ended December 31, 2008, 2007 and 2006, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Fair Values of Financial Instruments

The fair value of financial instruments has been estimated by the Company using available market information as of December 31, 2008 and 2007, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	As of December 31,
	2008		2007
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$220,655	$220,655	$132,874	$132,874
Available-for-sale securities	6,325	6,325	8,352	8,352
Trading securities	24,325	24,325	38,075	38,075
Liabilities:
Credit facilities	5,965,866	4,653,375	5,965,000	5,733,856
Tax-exempt bonds	8,000	8,000	8,000	8,000
Senior notes	2,910,831	2,677,965	3,021,331	3,074,204
Other debt	41,663	41,663	68,610	68,610

Cash and cash equivalents.  The carrying amount approximates fair value due to the short-term maturity of these instruments (less than three months).

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

Senior notes.  Estimated fair value is based on the average bid and ask price as quoted by the bank who served as underwriters in the sale of these notes.

Other debt.  The carrying amount of all other debt approximates fair value due to the nature of these obligations.

Interest Rate Swaps.  The fair value of interest rate swap agreements is the amount at which they could be settled, based on estimates calculated by the Company using a discounted cash flow analysis based on observable market inputs and validated by comparison to estimates obtained from the counterparty. The Company has designated the interest rate swaps as cash flow hedge instruments whose recorded value included in other long-term liabilities in the consolidated balance sheet approximates fair market value.

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the years ended December 31, 2008 and 2007, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparty to the interest rate swap agreements exposes the Company to credit risk in the event of non-performance. However, at December 31, 2008, the Company does not anticipate non-performance by the counterparty due to the net settlement feature of the agreements and the liability position with respect to all of the Company’s counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest rate swaps consisted of the following at December 31, 2008:

	Notional	Fixed		Fair
	Amount	Interest	Termination	Value
Swap #	(In 000’s)	Rate	Date	(In 000’s)

1	$100,000	3.9350%	June 6, 2009	$(975)
2	100,000	4.3375%	November 30, 2009	(2,147)
3	200,000	2.8800%	September 17, 2010	(3,846)
4	100,000	4.9360%	October 4, 2010	(5,632)
5	100,000	4.7090%	January 24, 2011	(6,327)
6	300,000	5.1140%	August 8, 2011	(25,737)
7	100,000	4.7185%	August 19, 2011	(7,645)
8	100,000	4.7040%	August 19, 2011	(7,609)
9	100,000	4.6250%	August 19, 2011	(7,408)
10	200,000	4.9300%	August 30, 2011	(16,510)
11	200,000	3.0920%	September 18, 2011	(7,118)
12	100,000	3.0230%	October 23, 2011	(3,432)
13	200,000	4.4815%	October 26, 2011	(14,788)
14	200,000	4.0840%	December 3, 2011	(12,949)
15	100,000	3.8470%	January 4, 2012	(5,908)
16	100,000	3.8510%	January 4, 2012	(5,919)
17	100,000	3.8560%	January 4, 2012	(5,934)
18	200,000	3.7260%	January 8, 2012	(11,150)
19	200,000	3.5065%	January 16, 2012	(9,924)
20	250,000	5.0185%	May 30, 2012	(25,375)
21	150,000	5.0250%	May 30, 2012	(15,337)
22	200,000	4.6845%	September 11, 2012	(19,262)
23	100,000	3.3520%	October 23, 2012	(5,080)
24	125,000	4.3745%	November 23, 2012	(10,932)
25	75,000	4.3800%	November 23, 2012	(6,668)
26	150,000	5.0200%	November 30, 2012	(16,905)
27	100,000	5.0230%	May 30, 2013	(12,247)
28	300,000	5.2420%	August 6, 2013	(40,561)
29	100,000	5.0380%	August 30, 2013	(12,762)
30	50,000	3.5860%	October 23, 2013	(3,297)
31	50,000	3.5240%	October 23, 2013	(3,160)
32	100,000	5.0500%	November 30, 2013	(13,262)
33	200,000	2.0700%	December 19, 2013	161
34	100,000	5.2310%	July 25, 2014	(15,376)
35	100,000	5.2310%	July 25, 2014	(15,376)
36	200,000	5.1600%	July 25, 2014	(30,033)
37	75,000	5.0405%	July 25, 2014	(10,809)
38	125,000	5.0215%	July 25, 2014	(17,895)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Assuming no change in December 31, 2008 interest rates, approximately $155.8 million of additional interest expense will be recognized during the year ending December 31, 2009 pursuant to the interest rate swap agreements as a result of the spread between the fixed and floating rates defined in each agreement. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through other comprehensive income will be reclassified into earnings.

8.	Fair Value

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

In February 2008, the FASB issued FASB Statement of Position No. 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”). FSP 157-2 deferred the effective date of the provisions of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and will be adopted by the Company in the first quarter of 2009. The Company is currently assessing the potential impact of SFAS No. 157 for non-financial assets and non-financial liabilities on its consolidated financial position and consolidated results of operations.

Fair Value Hierarchy

SFAS No. 157 emphasizes that fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, SFAS No. 157 establishes a fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumption about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 31, 2008 (in thousands):

	December 31,
	2008	Level 1	Level 2	Level 3

Available-for-sale securities	$6,325	$6,325	$—	$—
Trading securities	24,325	24,325	—	—

Total assets	$30,650	$30,650	$—	$—

Fair value of interest rate swap agreements	$435,134	$—	$435,134	$—
Contractual obligation	$48,985	$—	$—	$48,985

Total liabilities	$484,119	$—	$435,134	$48,985

Available-for-sale securities and trading securities classified as Level 1 are measured using quoted market prices.

The valuation of the Company’s interest rate swap agreements is determined using market valuation techniques, including discounted cash flow analysis on the expected cash flows of each agreement. This analysis reflects the contractual terms of the agreement, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The fair values of interest rate swap agreements are determined by netting the discounted future fixed cash payments (or receipts) and the discounted expected variable cash receipts (or payments). The variable cash receipts (or payments) are based on the expectation of future interest rates based on observable market forward interest rate curves and the notional amount being hedged.

To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments (CVAs) to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at December 31, 2008 resulted in a decrease in the fair value of the related liability of $22.3 million and an after-tax adjustment of $14.3 million to other comprehensive income.

The majority of the inputs used to value its interest rate swap agreements, including the forward interest rate curves and market perceptions of the Company’s credit risk used in the CVAs, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuations are classified in Level 2 of the fair value hierarchy.

The contractual obligation recorded during the year ended December 31, 2008, represents the fair value of a liability assumed in connection with a business combination using unobservable inputs and assumptions available to the Company.

The following table presents a reconciliation of the beginning and ending balance of the contractual obligation liability that is measured at fair value using unobservable inputs (in thousands):

Contractual
Obligation

Balance at January 1, 2008	$—
Initial recognition of obligation	61,000
Unrealized gain, included in discontinued operations	(12,015)

Balance at December 31, 2008	$48,985

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Leases

The Company leases hospitals, medical office buildings, and certain equipment under capital and operating lease agreements. During 2008, the Company entered into $6.1 million of capital leases. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs. Commitments relating to noncancellable operating and capital leases for each of the next five years and thereafter are as follows (in thousands):

Year Ended December 31,	Operating(1)	Capital

2009	$159,954	$10,589
2010	136,783	8,165
2011	111,763	4,989
2012	90,940	3,399
2013	72,728	3,041
Thereafter	270,355	28,789

Total minimum future payments	$842,523	$58,972

Less imputed interest		(17,886)

		41,086
Less current portion		(6,732)

Long-term capital lease obligations		$34,354

(1)	Minimum lease payments have not been reduced by minimum sublease rentals due in the future of $30.0 million.

Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $22.7 million of land and improvements, $136.0 million of buildings and improvements, and $72.9 million of equipment and fixtures as of December 31, 2008 and $23.5 million of land and improvements, $140.1 million of buildings and improvements and $61.8 million of equipment and fixtures as of December 31, 2007. The accumulated depreciation related to assets under capital leases was $83.6 million and $79.9 million as of December 31, 2008 and 2007, respectively. Depreciation of assets under capital leases is included in depreciation and amortization expense and amortization of debt discounts on capital lease obligations is included in interest expense in the consolidated statements of income.

10.	Employee Benefit Plans

The Company maintains various benefit plans, including defined contribution plans, defined benefit plans and deferred compensation plans. The Company’s defined contribution plans consist of one plan that covers substantially all corporate office employees and employees at the Company’s hospitals and clinics owned prior to the acquisition of Triad. The other defined contribution plan covers substantially all employees at the former Triad hospitals, clinics and QHR. These plans are qualified under Section 401(k) of the Internal Revenue Code. Participants may contribute a portion of their compensation not exceeding a limit set annually by the Internal Revenue Service. These plans include a provision for the Company to match a portion of employee contributions. In addition, the plan covering the former Triad hospitals provides for a supplementary contribution, determined primarily as a percentage of participants’ annual wages. The Company was required under the terms of the merger agreement with Triad to maintain the former Triad plan, including this supplementary contribution benefit, through December 31, 2008. Total expense to the Company under the 401(k) plans was $72.3 million, $39.8 million and $10.7 million for the years ended December 31, 2008, 2007 and 2006, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company maintains a defined benefit, non-contributory pension plan, which covers certain employees at three of its hospitals (“Pension Plan”). The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company expects to contribute $6.9 million to the Pension Plan in 2009. The Company also provides an unfunded supplemental executive retirement plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for both the Pension Plan and SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations, net periodic cost and funding requirements in future periods.

The Company’s unfunded deferred compensation plans allow participants to defer receipt of a portion of their compensation. The liability under the deferred compensation plans was $44.7 million as of December 31, 2008 and $59.4 million as of December 31, 2007.

The Company had trading securities in a non-qualified plan trust generally designated to pay benefits of the deferred compensation plans in the amounts of $24.3 million and $38.1 million as of December 31, 2008 and 2007, respectively, and available-for-sale securities in a rabbi trust generally designated to pay benefits of the SERP in the amounts of $6.3 million and $8.4 million as of December 31, 2008 and 2007, respectively.

A summary of the benefit obligations and funded status for the Company’s pension and SERP plans follows (in thousands):

	Pension Plan		SERP
	2008	2007	2008	2007

Change in benefit obligation:
Benefit obligation, beginning of year	$28,655	$26,220	$28,598	$23,293
Service cost	3,457	3,772	3,232	2,810
Interest cost	1,834	1,587	1,716	1,340
Plan amendment	—	—	7,387	—
Actuarial (gain)/loss	3,808	(2,812)	212	1,155
Benefits paid	(129)	(112)	—	—

Benefit obligation, end of year	37,625	28,655	41,145	28,598
Change in plan assets:
Fair value of assets, beginning of year	15,479	13,670	—	—
Actual return on plan assets	(5,615)	834	—	—
Employer contributions	4,091	1,087	—	—
Benefits paid	(129)	(112)	—	—

Fair value of assets, end of year	13,826	15,479	—	—

Unfunded status	$(23,799)	$(13,176)	$(41,145)	$(28,598)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the amounts recognized in the accompanying consolidated balance sheets follows (in thousands):

	Pension Plan		SERP
	2008	2007	2008	2007

Noncurrent Asset	$—	$—	$—	$—
Current Liability	—	—	—	—
Noncurrent Liability	(23,799)	(13,176)	(41,145)	(28,598)

Net amount recognized in the consolidated balance sheets	$(23,799)	$(13,176)	$(41,145)	$(28,598)

A summary of the amounts recognized in Accumulated Other Comprehensive Income (“AOCI”) (in thousands):

	Pension Plan		SERP
	2008	2007	2008	2007

Prior service cost	$2,204	$2,893	$12,206	$5,702
Net actuarial (gain) loss	8,538	(2,311)	4,123	4,033

Total amount recognized in AOCI	$10,742	$582	$16,329	$9,735

A summary of the plans’ benefit obligation in excess of the fair value of plan assets as of the end of the year follows (in thousands):

	Pension Plan		SERP
	2008	2007	2008	2007

Projected benefit obligation	$37,625	$28,655	$41,145	$28,598
Accumulated benefit obligation	28,301	20,587	28,261	18,546
Fair value of plan assets	13,826	15,479	—	—

A summary of the weighted-average assumptions used by the Company to determine benefit obligations as of December 31 follows:

	Pension Plan		SERP
	2008	2007	2008	2007

Discount Rate	5.96%	6.55%	6.00%	6.00%
Annual Salary Increases	4.00%	4.00%	5.00%	5.00%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of net periodic cost and other amounts recognized in Other Comprehensive Income follows (in thousands):

	Pension Plan			SERP
	2008	2007	2006	2008	2007	2006

Service cost	$3,457	$3,772	$3,757	$3,232	$2,810	$3,023
Interest cost	1,834	1,586	1,601	1,716	1,339	1,225
Expected return on plan assets	(1,426)	(1,179)	(1,054)	—	—	—
Amortization of unrecognized prior service cost	689	689	1,336	884	884	884
Amortization of net (gain)/loss	—	(13)	—	122	60	407

Net periodic cost	4,554	4,855	5,640	5,954	5,093	5,539
Prior service cost arising during period	—	—	N/A	7,387	—	N/A
Net loss (gain) arising during period	10,849	(2,466)	N/A	212	1,155	N/A
Amortization of:
Prior service cost (credit)	(689)	(689)	N/A	(884)	(883)	N/A
Net actuarial (gain) loss	—	13	N/A	(122)	(60)	N/A

Total amount recognized in OCI	10,160	(3,142)	N/A	6,593	212	N/A

Total recognized in Net periodic cost and OCI	$14,714	$1,713	$5,640	$12,547	$5,305	$5,539

A summary of the expected amortization amounts to be included in net periodic cost for 2009 are as follows (in thousands):

	Pension Plan	SERP

Prior service cost	$689	$1,704
Actuarial (gain)/loss	497	1

A summary of the weighted-average assumptions used by the Company to determine net periodic cost follows:

	Pension Plan			SERP
	2008	2007	2006	2008	2007	2006

Discount rate	6.55%	5.94%	5.40% - 5.80%	6.00%	5.75%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00% - 5.00%	5.00%	5.00%	5.00%
Expected long term rate of return on assets	8.50%	8.50%	8.50%	N/A	N/A	N/A

The Company’s weighted-average asset allocations by asset category for its pension plans as of the end of the year follows:

	Pension Plan		SERP
	2008	2007	2008	2007

Equity securities	100%	100%	N/A	N/A
Debt securities	0%	0%	N/A	N/A

Total	100%	100%	N/A	N/A

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s pension plan assets are invested in mutual funds with an underlying investment allocation of 60% equity securities and 40% debt securities. The expected long-term rate of return for the Company’s pension plan assets is based on current expected long-term inflation and historical rates of return on equities and fixed income securities, taking into account the investment policy under the plan. The expected long-term rate of return is weighted based on the target allocation for each asset category. Equity securities are expected to return between 7% and 11% and debt securities are expected to return between 4% and 7%. The Company expects its pension plan asset managers will provide a premium of approximately 0% to 1.5% per annum to the respective market benchmark indices.

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

The estimated future benefit payments reflecting future service as of the end of 2008 for the Company’s pension and SERP plans follows (in thousands):

Years Ending	Pension Plan	SERP

2009	$552	$—
2010	744	1,846
2011	868	22,272
2012	1,236	923
2013	1,513	—
2014-2018	12,901	30,881

11.	Stockholders’ Equity

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of Preferred Stock. Each of the aforementioned classes of capital stock has a par value of $.01 per share. Shares of Preferred Stock, none of which are outstanding as of December 31, 2008 may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On January 14, 2006, the Company commenced an open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $200 million in repurchases. Under this program, the Company repurchased the entire 5,000,000 shares at a weighted average price of $35.23. This program concluded on November 8, 2006 when the maximum number of shares had been repurchased. This repurchase plan followed a prior repurchase plan for up to 5,000,000 shares which concluded on January 13, 2006. The Company repurchased 3,029,700 shares at a weighted average price of $31.20 per share under this program. On December 13, 2006, the Company commenced another open market repurchase program for up to 5,000,000 shares of the Company’s common stock not to exceed $200 million in repurchases. This program will conclude at the earlier of three years or when the maximum number of shares have been repurchased. During the year ended December 31, 2008, the Company repurchased 4,786,609 shares, which is the cumulative number of shares that have been repurchased under this program, at a weighted-average price of $18.80 per share.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Earnings Per Share

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted income from continuing operations per share (in thousands, except share data):

	Year Ended December 31,
	2008	2007	2006

Numerator:
Numerator for basic earnings per share —
Income from continuing operations available to common stockholders — basic	$206,658	$57,714	$177,695

Numerator for diluted earnings per share —
Income from continuing operations	$206,658	$57,714	$177,695
Interest, net of tax, on 4.25% convertible notes	—	—	135

Income from continuing operations available to common stockholders — diluted	$206,658	$57,714	$177,830

Denominator:
Weighted-average number of shares outstanding — basic	93,371,782	93,517,337	94,983,646
Effect of dilutive securities:
Non-employee director options	—	2,957	11,825
Restricted Stock awards	269,165	227,200	140,959
Employee options	647,882	894,800	951,360
4.25% Convertible notes	—	—	145,120

Weighted-average number of shares outstanding — diluted	94,288,829	94,642,294	96,232,910

Dilutive securities outstanding not included in the computation of earning per share because their effect is antidilutive:
Employee options	5,001,223	4,398,307	1,261,367

13.	Equity Investments

The Company owns equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada in which Universal Health Systems, Inc. owns the majority interest; an equity interest of 38.0% in three hospitals in Macon, Georgia in which HCA Inc. owns the majority interest; and an equity interest of 50.0% in a hospital in El Dorado, Arkansas in which the SHARE Foundation, a not-for-profit foundation, owns the remaining 50.0%. These equity investments were acquired as part of the acquisition of Triad. The Company uses the equity method of accounting for its investments in these entities. The Company’s investment in unconsolidated affiliates is $421.6 million and $267.8 million at December 31, 2008 and 2007, respectively, and is included in other assets in the accompanying consolidated balance sheet. Included in the Company’s results of operations for the years ended December 31, 2008 and 2007, is $42.1 million and $25.1 million, respectively, representing the Company’s equity in pre-tax earnings from investments in unconsolidated affiliates.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized combined financial information for the years ended December 31, 2008 and 2007, for the unconsolidated entities in which the Company owns an equity interest is as follows (in thousands):

	December 31, 2008	December 31, 2007

Current assets	$226,932	$223,761
Noncurrent assets	763,404	752,096

	$990,336	$975,857

Current liabilities	$91,000	$122,020
Noncurrent liabilities	10,172	10,780
Members’ equity	889,164	843,057

	$990,336	$975,857

	For the Year Ended December 31,
	2008	2007

Revenues	$1,420,273	$1,276,555
Operating costs and expenses	$1,278,200	$1,125,477
Income from continuing operations before taxes	$146,478	$153,435

The summarized financial information as of and for the year ended December 31, 2008 was derived from the unaudited financial information provided to the Company by the equity investee. The summarized financial information as of and for the year ended December 31, 2007 has been revised from the prior year disclosure to reflect the final audited financial information of the equity investee for that period.

14.	Segment Information

Prior to the acquisition of Triad in July 2007, the Company aggregated its operating segments into one reportable segment as all of its operating segments had similar services, had similar types of patients, operated in a consistent manner and had similar economic and regulatory characteristics. In connection with the Triad acquisition, management has re-evaluated the information that is reviewed by the chief operating decision maker and segment managers and has determined that the Company now operates in three distinct operating segments, represented by the hospital operations (which includes the Company’s acute care hospitals and related healthcare entities that provide acute and outpatient health care services), the home care agencies operations (which provide outpatient care generally at the patient’s home), and the Company’s hospital management services business (which provides executive management services to non-affiliated acute care hospitals). Only the hospital operations segment meets the criteria in SFAS No. 131 as a separate reportable segment. The financial information for the home care agencies and management services segment do not meet the quantitative thresholds defined in SFAS No. 131 and are combined into the corporate and all other reportable segment.

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

The financial information from prior years has been presented to reflect this change in the composition of the Company’s reportable operating segments.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The distribution between reportable segments of the Company’s revenues, income from continuing operations before income taxes, expenditures for segment assets and total assets is summarized in the following tables (in thousands):

	For the Year Ended December 31,
	2008	2007	2006

Revenues:
Hospital operations	$10,601,500	$6,901,433	$4,101,974
Corporate and all other	238,598	162,342	78,162

	$10,840,098	$7,063,775	$4,180,136

Income from continuing operations before income taxes:
Hospital operations	$470,211	$252,916	$360,576
Corporate and all other	(134,074)	(153,374)	(72,729)

	$336,137	$99,542	$287,847

Expenditures for segment assets:
Hospital operations	$643,132	$498,867	$232,500
Corporate and all other	41,491	32,464	39,693

	$684,623	$531,331	$272,193

	December 31,
	2008	2007

Total assets:
Hospital operations	$12,897,018	$12,176,957
Corporate and all other	921,236	1,316,686

	$13,818,254	$13,493,643

15.	Commitments and Contingencies

Construction Commitments.  Pursuant to hospital purchase agreements in effect as of December 31, 2008, and where required certificate of need approval has been obtained, the Company is required to build the following replacement facilities. As required by an amendment to a lease agreement entered into in 2005, the Company agreed to build a replacement facility at its Barstow, California location. Construction costs for this replacement facility are estimated to be approximately $65.0 million. Of this amount, approximately $5.4 million has been expended through December 31, 2008. The Company expects to spend approximately $2.0 million in replacement hospital construction and equipment costs related to this project in 2009. This project is required to be completed in 2012. The Company has agreed, as part of an acquisition in 2007, to build a replacement hospital in Valparaiso, Indiana with an aggregate estimated construction cost, including equipment costs, of approximately $204.0 million. Of this amount, approximately $3.1 million has been expended through December 31, 2008. The Company expects to spend approximately $5.0 million in replacement hospital construction and equipment costs related to this project in 2009. This project is required to be completed in 2011. In addition, in October 2008, after the purchase of the minority owner’s interest in the Company’s Birmingham, Alabama facility, the Company initiated the purchase of an alternate site for a replacement hospital rather than the one previously selected by Triad. The new site includes a partially constructed hospital structure, for which the Company is currently assessing completion costs, to be used for relocating the existing Birmingham facility. This project is subject to the application for and approval of a

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

certificate of need. Upon receiving the certificate of need, and after resolution of any legal opposition, the Company will undertake completion of the unfinished facility. The Company has agreed, as part of the acquisition in 2004 of Phoenixville Hospital in Phoenixville, Pennsylvania, to spend approximately $90 million in capital expenditures over eight years to develop and improve the hospital; of this amount approximately $53.6 million has been expended through December 2008. The Company expects to spend approximately $36.4 million of this commitment in 2009. The Company has agreed, as part of the acquisition in 2005 of Chestnut Hill Hospital in Philadelphia, Pennsylvania, to spend approximately $64 million in capital expenditures over seven years and an additional $15 million with no set completion date to develop and improve the hospital; of this amount approximately $17.0 million has been expended through December 2008. The Company expects to spend approximately $8.0 million of this commitment in 2009. As part of an acquisition in 2008, the Company committed to spend approximately $100 million within five years related to capital expenditures at Deaconess Hospital and Valley Hospital and Medical Center, both in Spokane, Washington; of this amount approximately $11.3 million has been expended through December 31, 2008. The Company expects to spend approximately $16.1 million of this commitment in 2009.

Physician Recruiting Commitments.  As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to the physicians in excess of the amounts they earned in their practice up to the amount of the income guarantee. These income guarantee periods are typically for 12 months. Such payments are recoverable by the Company from physicians who do not fulfill their commitment period, which is typically three years, to the respective community. At December 31, 2008, the maximum potential amount of future payments under these guarantees in excess of the liability recorded is $37.8 million.

Professional Liability Claims.  As part of the Company’s business of owning and operating hospitals, it is subject to legal actions alleging liability on its part. The Company accrues for losses resulting from such liability claims, as well as loss adjustment expenses that are out-of-pocket and directly related to such liability claims. These direct out-of-pocket expenses include fees of outside counsel and experts. The Company does not accrue for costs that are part of corporate overhead, such as the costs of in-house legal and risk management departments. The losses resulting from professional liability claims primarily consist of estimates for known claims, as well as estimates for incurred but not reported claims. The estimates are based on specific claim facts, historical claim reporting and payment patterns, the nature and level of hospital operations, and actuarially determined projections. The actuarially determined projections are based on the Company’s actual claim data, including historic reporting and payment patterns which have been gathered over an approximate 20-year period. As discussed below, since the Company purchases excess insurance on a claims-made basis that transfers risk to third party insurers, the liability it accrues does not include an amount for the losses covered by its excess insurance. Since the Company believes that the amount and timing of its future claims payments are reliably determinable, it discounts the amount accrued for losses resulting from professional liability claims using the risk-free interest rate corresponding to the timing of expected payments.

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 2.6%, 4.1% and 4.6% in 2008, 2007 and 2006, respectively. This liability is adjusted for new claims information in the period such information becomes known. The Company’s estimated liability for the self-insured portion of professional and general liability claims was $350.6 million and $300.2 million as of December 31, 2008 and 2007, respectively. The estimated undiscounted claims liability was $383.5 and $321.5 million as of December 31, 2008 and 2007, respectively. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of income.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s processes for obtaining and analyzing claims and incident data are standardized across all of its hospitals and have been consistent for many years. The Company monitors the outcomes of the medical care services that it provides and for each reported claim, the Company obtains various information concerning the facts and circumstances related to that claim. In addition, the Company routinely monitors current key statistics and volume indicators in its assessment of utilizing historical trends. The average lag period between claim occurrence and payment of a final settlement is between 4 and 5 years, although the facts and circumstances of individual claims could result in the timing of such payments being different from this average. Since claims are paid promptly after settlement with the claimant is reached, settled claims represent less than 1.0% of the total liability at the end of any period.

For purposes of estimating its individual claim accruals, the Company utilizes specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years, geography, and claims relating to the acquired Triad hospitals versus claims relating to the Company’s other hospitals. Several actuarial methods are used against this data to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses company-specific historical claims data and other information. This company-specific data includes information regarding the Company’s business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data.

Based on these analyses the Company determines its estimate of the professional liability claims. The determination of management’s estimate, including the preparation of the reserve analysis that supports such estimate, involves subjective judgment of the management. Changes in reserving data or the trends and factors that influence reserving data may signal fundamental shifts in the Company’s future claim development patterns or may simply reflect single-period anomalies. Even if a change reflects a fundamental shift, the full extent of the change may not become evident until years later. Moreover, since the Company’s methods and models use different types of data and the Company selects its liability from the results of all of these methods, it typically cannot quantify the precise impact of such factors on its estimates of the liability. Due to the Company’s standardized and consistent processes for handling claims and the long history and depth of company-specific data, the Company’s methodologies have produced reliably determinable estimates of ultimate paid losses.

The Company is primarily self-insured for these claims; however, the Company obtains excess insurance that transfers the risk of loss to a third-party insurer for claims in excess of self-insured retentions. The Company’s excess insurance is underwritten on a claims-made basis. For claims reported prior to June 1, 2002, substantially all of the Company’s professional and general liability risks were subject to a $0.5 million per occurrence self-insured retention and for claims reported from June 1, 2002 through June 1, 2003, these self-insured retentions were $2.0 million per occurrence. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially all claims reported on or after June 1, 2005 are self-insured up to $5 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers the Company for liabilities in excess of the self-insured retentions and up to $100 million per occurrence for claims reported on or after June 1, 2003 and up to $150 million per occurrence for claims occurred and reported after January 1, 2008.

Effective January 1, 2008, the former Triad Hospitals are insured on a claims-made basis as described above and through commercial insurance companies as described above for substantially all claims occurring on or after January 1, 2002 and reported on or after January 1, 2008. Substantially all losses for the former

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Triad hospitals in periods prior to May 1999 were insured through a wholly-owned insurance subsidiary of HCA, Inc., (“HCA”), Triad’s owner prior to that time, and excess loss policies maintained by HCA. HCA has agreed to indemnify the former Triad hospitals in respect of claims covered by such insurance policies arising prior to May 1999. After May 1999 through December 31, 2006, the former Triad hospitals obtained insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary with excess coverage obtained from other carriers that is subject to certain deductibles. Effective for claims incurred after December 31, 2006, Triad began insuring its claims from $1 million to $5 million through its wholly-owned captive insurance company, replacing the coverage provided by HCA. Substantially all claims occurring during 2007 were self-insured up to $10 million per claim.

Legal Matters.  The Company is a party to other legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

In a letter dated October 4, 2007, the Civil Division of the Department of Justice notified the Company that, as a result of an investigation into the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients, it believes the Company and three of its New Mexico hospitals have caused the State of New Mexico to submit improper claims for federal funds in violation of the federal False Claims Act. In a letter dated January 22, 2008, the Civil Division notified the Company that based on its investigation, it has calculated that these three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million. The Civil Division also advised the Company that were it to proceed to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the False Claims Act. Discussions are continuing with the Civil Division in an effort to resolve this matter. On May 28, 2008, the Company received a letter from the Office of the U.S. Attorney for the state of New Mexico requesting additional information. The Company responded to and subsequently met with the government on October 30, 2008 and in January provided additional information. The Company continues to believe that the Company has not violated the Federal False Claim Act in the manner described in the government’s letter of January 22, 2008. However, in February 2009, the Company was informed by the U.S. Department of Justice that it intends to pursue litigation in this matter.

16.	Subsequent Events

On January 22, 2009, the Company drew down the remaining $200 million available from its delayed draw term loan under the New Credit Facility.

On February 1, 2009, the Company completed its acquisition of Siloam Springs Memorial Hospital (74 licensed beds), located in Siloam Springs, Arkansas, from the City of Siloam Springs. The total consideration for this hospital was approximately $2.7 million, of which approximately $1.6 million was paid in cash and $1.1 million was assumed in liabilities. As required by a lease agreement entered into as part of this acquisition, the Company agreed to build a replacement facility at this location, with construction required to commence by February 2011 and be completed by February 2013.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th	Total
	(In thousands, except share and per share data)

Year ended December 31, 2008:
Net operating revenues	$2,688,924	$2,654,821	$2,734,815	$2,761,538	$10,840,098
Income from continuing operations before taxes	81,083	81,431	82,087	91,536	336,137
Income from continuing operations	49,827	50,088	50,460	56,283	206,658
Gain (loss) on discontinued operations	10,300	(2,195)	(76)	3,617	11,646
Net income	60,127	47,893	50,384	59,900	218,304
Income from continuing operations per share:
Basic	0.53	0.53	0.54	0.62	2.21
Diluted	0.52	0.52	0.53	0.61	2.19
Net income per share:
Basic	0.64	0.51	0.54	0.65	2.34
Diluted	0.63	0.50	0.53	0.65	2.32
Weighted-average number of shares:
Basic	94,107,532	94,192,295	94,044,564	91,514,652	93,371,782
Diluted	95,006,721	95,513,127	95,159,619	91,833,485	94,288,829
Year ended December 31, 2007:
Net operating revenues	$1,154,278	$1,197,865	$2,221,178	$2,490,454	$7,063,775
Income from continuing operations before taxes	93,121	87,114	29,892	(110,585)	99,542
Income from continuing operations	57,289	53,558	18,737	(71,870)	57,714
Gain (loss) on discontinued operations	(2,965)	205	(8,277)	(16,388)	(27,425)
Net income (loss)	54,324	53,763	10,460	(88,258)	30,289
Income from continuing operations per share:
Basic	0.61	0.57	0.20	(0.77)	0.62
Diluted	0.61	0.57	0.20	(0.77)	0.61
Net income per share:
Basic	0.58	0.57	0.11	(0.94)	0.32
Diluted	0.58	0.57	0.11	(0.94)	0.32
Weighted-average number of shares:
Basic	93,402,545	93,518,991	93,651,645	93,664,355	93,517,337
Diluted	94,365,292	94,647,870	94,841,749	93,664,355	94,642,294

The quarterly financial data has been restated for the previously reported quarters during the year ended December 31, 2008 and the third and fourth quarter of the year ended December 31, 2007 to reflect the reclassification of the financial results of the hospital designated as held for sale during the fourth quarter of 2008 to discontinued operations. Net operating revenues in the third and fourth quarter of the year ended December 31, 2007 include the results of continuing operations of the former Triad hospitals and other operations subsequent to the acquisition date of July 25, 2007. Also, net operating revenues and income from continuing operations in the fourth quarter of the year ended December 31, 2007 give effect to the $96.3 million increase in contractual reserves and $70.1 million increase to the allowance for doubtful accounts resulting from management’s analysis of the net realizable value of the Company’s accounts receivable during the fourth quarter of 2007 (see Note 1).

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Supplemental Condensed Consolidating Financial Information

In connection with the consummation of the Triad acquisition, the Company obtained $7.215 billion of senior secured financing under the New Credit Facility and CHS issued the Notes in the aggregate principal amount of $3.021 billion. The Notes are senior unsecured obligations of CHS and are guaranteed on a senior basis by the Company and by certain of existing and subsequently acquired or organized 100% owned domestic subsidiaries.

The Notes are fully and unconditionally guaranteed on a joint and several basis. The following condensed consolidating financial statements present Community Health Systems, Inc. (as Parent Guarantor), CHS (as the Issuer), the subsidiary guarantors, the subsidiary non-guarantors and eliminations. These condensed consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered”.

The accounting policies used in the preparation of this financial information are consistent with those elsewhere in the consolidated financial statements of the Company, except as noted below:

•	Intercompany receivables and payables are presented gross in the supplemental consolidating balance sheets.

•	Cash flows from intercompany transactions are presented in cash flows from financing activities, as changes in intercompany balances with affiliates, net.

•	Income tax expense is allocated from the parent guarantor to the income producing operations (other guarantors and non-guarantors) and the Issuer through shareholders’ equity. As this approach represents an allocation, the income tax expense allocation is considered non-cash for statement of cash flow purposes.

•	Interest expense, net has been presented to reflect net interest expense and interest income from outstanding long-term debt and intercompany balances.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2008
Statement of Income

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$6,800,003	$4,040,095	$—	$10,840,098
Operating costs and expenses:
Salaries and benefits	—	—	2,558,415	1,768,111	—	4,326,526
Provision for bad debts	—	—	793,035	415,652	—	1,208,687
Supplies	—	—	903,366	615,621	—	1,518,987
Other operating expenses	—	—	1,201,766	871,947	—	2,073,713
Rent	—	—	119,427	110,099	—	229,526
Depreciation and amortization	—	—	317,686	181,399	—	499,085

Total operating costs and expenses	—	—	5,893,695	3,962,829	—	9,856,524

Income from operations	—	—	906,308	77,266	—	983,574

Interest expense, net	—	65,135	543,830	42,960	—	651,925
Loss from early extinguishment of debt	—	(2,525)	—	—	—	(2,525)
Minority interests in earnings	—	—	(464)	40,565	—	40,101
Equity in earnings of unconsolidated affiliates	(218,304)	(251,979)	(54,783)	—	483,002	(42,064)

Income (loss) from continuing operations before income taxes	218,304	189,369	417,725	(6,259)	(483,002)	336,137
Provision for (benefit from) income taxes	—	(28,935)	160,824	(2,410)	—	129,479

Income (loss) from continuing operations	218,304	218,304	256,901	(3,849)	(483,002)	206,658
Discontinued operations, net of taxes:
Income from operations of hospitals sold or held for sale	—	—	147	5,169	—	5,316
Gain on sale of hospitals and partnership interests, net	—	—	—	9,580	—	9,580
Impairment of long-lived assets of hospitals held for sale	—	—	—	(3,250)	—	(3,250)

Income on discontinued operations	—	—	147	11,499	—	11,646

Net income	$218,304	$218,304	$257,048	$7,650	$(483,002)	$218,304

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2007
Statement of Income

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$4,935,600	$2,128,175	$—	$7,063,775
Operating costs and expenses:
Salaries and benefits	—	—	1,896,340	979,455	—	2,875,795
Provision for bad debts	—	—	664,682	220,971	—	885,653
Supplies	—	—	628,921	306,891	—	935,812
Other operating expenses	—	—	960,003	462,969	—	1,422,972
Rent	—	—	91,836	61,859	—	153,695
Depreciation and amortization	—	—	221,114	90,008	—	311,122

Total operating costs and expenses	—	—	4,462,896	2,122,153	—	6,585,049

Income from operations	—	—	472,704	6,022	—	478,726

Interest expense, net	—	67,495	227,902	66,376	—	361,773
Loss from early extinguishment of debt	—	27,388	—	—	—	27,388
Minority interests in earnings	—	—	823	14,332	—	15,155
Equity in earnings of unconsolidated affiliates	(30,289)	(114,008)	43,067	—	76,098	(25,132)

Income (loss) from continuing operations before income taxes	30,289	19,125	200,912	(74,686)	(76,098)	99,542
Provision for (benefit from) income taxes	—	(11,164)	83,910	(30,918)	—	41,828

Income (loss) from continuing operations	30,289	30,289	117,002	(43,768)	(76,098)	57,714
Discontinued operations, net of taxes:
Loss from operations of hospitals sold or held for sale	—	—	(672)	(8,212)	—	(8,884)
Loss on sale of hospitals and partnership interests, net	—	—	—	(2,594)	—	(2,594)
Impairment of long-lived assets of hospitals held for sale	—	—	—	(15,947)	—	(15,947)

Loss on discontinued operations	—	—	(672)	(26,753)	—	(27,425)

Net income (loss)	$30,289	$30,289	$116,330	$(70,521)	$(76,098)	$30,289

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2006
Statement of Income

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$3,344,830	$835,306	$—	$4,180,136
Operating costs and expenses:
Salaries and benefits	—	—	1,278,676	382,943	—	1,661,619
Provision for bad debts	—	—	406,095	112,766	—	518,861
Supplies	—	—	390,147	97,631	—	487,778
Other operating expenses	—	—	658,746	196,850	—	855,596
Rent	—	—	64,544	27,399	—	91,943
Depreciation and amortization	—	—	147,885	31,397	—	179,282

Total operating costs and expenses	—	—	2,946,093	848,986	—	3,795,079

Income (loss) from operations	—	—	398,737	(13,680)	—	385,057

Interest expense, net	—	14,130	57,663	22,618	—	94,411
Loss from early extinguishment of debt	—	—	4	—	—	4
Minority interests in earnings	—	—	59	2,736	—	2,795
Equity in earnings of unconsolidated affiliates	(168,263)	(191,759)	38,829	—	321,193	—

Income (loss) from continuing operations before income taxes	168,263	177,629	302,182	(39,034)	(321,193)	287,847
Provision for (benefit from) income taxes	—	9,366	115,736	(14,950)	—	110,152

Income (loss) from continuing operations	168,263	168,263	186,446	(24,084)	(321,193)	177,695
Discontinued operations, net of taxes:
Loss from operations of hospitals sold or held for sale	—	—	—	(6,873)	—	(6,873)
Loss on sale of hospitals and partnership interests, net	—	—	—	(2,559)	—	(2,559)
Impairment of long-lived assets of hospitals held for sale	—	—	—	—	—	—

Loss on discontinued operations	—	—	—	(9,432)	—	(9,432)

Net income (loss)	$168,263	$168,263	$186,446	$(33,516)	$(321,193)	$168,263

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2008
Balance Sheet

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$150,026	$70,629	$—	$220,655
Patient accounts receivable, net of allowance for doubtful accounts	—	—	1,058,080	555,879	—	1,613,959
Supplies	—	—	172,783	100,154	—	272,937
Deferred income taxes	91,875	—	—	—	—	91,875
Prepaid expenses and taxes	92,710	111	65,405	7,384	—	165,610
Other current assets	—	85	131,679	108,250	—	240,014

Total current assets	184,585	196	1,577,973	842,296	—	2,605,050

Intercompany receivable	1,010,957	9,309,290	7,115,645	3,351,825	(20,787,717)	—

Property and equipment, net	—	—	3,811,586	2,057,473	—	5,869,059

Goodwill	—	—	2,452,251	1,713,840	—	4,166,091

Other assets, net of accumulated amortization	—	171,396	320,742	685,916	—	1,178,054

Net investment in subsidiaries	1,109,833	4,617,671	2,642,105	—	(8,369,609)	—

Total assets	$2,305,375	$14,098,553	$17,920,302	$8,651,350	$(29,157,326)	$13,818,254

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$12,066	$10,778	$6,618	$—	$29,462
Accounts payable	70	—	388,095	141,264	—	529,429
Current income taxes payable	6,740	—	—	—	—	6,740
Accrued liabilities
Employee compensation	—	—	272,094	155,594	—	427,688
Interest payable (receivable)	—	152,070	1,257	(1,099)	—	152,228
Other	8,869	567	205,854	173,133	—	388,423

Total current liabilities	15,679	164,703	878,078	475,510	—	1,533,970

Long-term debt	—	8,865,390	65,221	7,373	—	8,937,984

Intercompany payable	137,827	3,671,112	15,514,298	7,805,237	(27,128,474)	—

Deferred income taxes	460,793	—	—	—	—	460,793

Other long-term liabilities	18,211	435,134	217,686	216,414	—	887,445

Minority interests in equity of consolidated subsidiaries	—	—	52,098	273,099	—	325,197

Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	925	—	1	2	(3)	925
Additional paid-in capital	1,197,944	484,249	476,011	—	(960,260)	1,197,944
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive income	(295,575)	(295,575)	(17,090)	—	312,665	(295,575)
Retained earnings	776,249	773,540	733,999	(126,285)	(1,381,254)	776,249

Total stockholders’ equity	1,672,865	962,214	1,192,921	(126,283)	(2,028,852)	1,672,865

Total liabilities and stockholders’ equity	$2,305,375	$14,098,553	$17,920,302	$8,651,350	$(29,157,326)	$13,818,254

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2007
Balance Sheet

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$114,075	$18,799	$—	$132,874
Patient accounts receivable, net of allowance for doubtful accounts	—	—	954,106	579,692	—	1,533,798
Supplies	—	—	163,961	98,942	—	262,903
Deferred income taxes	113,741	—	—	—	—	113,741
Prepaid expenses and taxes	99,417	102	57,316	12,921	—	169,756
Other current assets	—	—	129,147	210,679	—	339,826

Total current assets	213,158	102	1,418,605	921,033	—	2,552,898

Intercompany receivable	1,085,684	9,129,859	18,854,467	884,296	(29,954,306)	—

Property and equipment, net	—	—	3,667,487	1,845,087	—	5,512,574

Goodwill	—	—	2,259,113	1,988,601	—	4,247,714

Other assets, net of accumulated amortization	—	189,140	276,589	714,728	—	1,180,457

Net investment in subsidiaries	957,750	4,168,316	2,485,035	—	(7,611,101)	—

Total assets	$2,256,592	$13,487,417	$28,961,296	$6,353,745	$(37,565,407)	$13,493,643

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$—	$16,603	$4,107	$—	$20,710
Accounts payable	—	19	276,503	216,171	—	492,693
Current income taxes payable	—	—	—	—	—	—
Accrued liabilities
Employee compensation	—	—	231,500	172,098	—	403,598
Interest payable (receivable)	—	153,085	8,042	(7,295)	—	153,832
Other	—	—	206,308	170,794	—	377,102

Total current liabilities	—	153,104	738,956	555,875	—	1,447,935

Long-term debt	4	8,987,090	62,792	27,481	—	9,077,367

Intercompany payable	137,837	3,267,993	27,008,767	5,378,021	(35,792,618)	—

Deferred income taxes	407,947	—	—	—	—	407,947

Other long-term liabilities	—	121,482	188,316	173,661	—	483,459

Minority interests in equity of consolidated subsidiaries	—	—	13,491	352,640	—	366,131

Stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	966	—	1	2	(3)	966
Additional paid-in capital	1,240,308	434,505	398,338	—	(832,843)	1,240,308
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive income	(81,737)	(81,737)	(3,989)	—	85,726	(81,737)
Retained earnings	557,945	604,980	554,624	(133,935)	(1,025,669)	557,945

Total stockholders’ equity	1,710,804	957,748	948,974	(133,933)	(1,772,789)	1,710,804

Total liabilities and stockholders’ equity	$2,256,592	$13,487,417	$28,961,296	$6,353,745	$(37,565,407)	$13,493,643

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2008
Statement of Cash Flows

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities
Net cash provided by (used in) operating activities	$(36,792)	$67,594	$853,937	$172,542	$—	$1,057,281
Cash flows from investing activities Acquisitions of facilities and other related equipment	—	—	(156,960)	(4,947)	—	(161,907)
Purchases of property and equipment	—	—	(477,498)	(214,735)	—	(692,233)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	365,636	—	365,636
Proceeds from sale of property and equipment	—	—	11,971	1,512	—	13,483
Investment in other assets	—	(15,700)	(115,144)	(59,606)	—	(190,450)

Net cash provided by (used in) investing activities	—	(15,700)	(737,631)	87,860	—	(665,471)

Cash flows from financing activities
Proceeds from exercise of stock options	1,806	—	—	—	—	1,806
Stock buy-back	(90,188)	—	—	—	—	(90,188)
Deferred financing costs	—	(3,136)	—	—	—	(3,136)
Excess tax benefits relating to stock-based compensation	1,278	—	—	—	—	1,278
Redemption of convertible notes	—	—	—	—	—	—
Proceeds from minority investors in joint ventures	—	—	1,020	13,309	—	14,329
Redemption of minority investments in joint ventures	—	—	—	(77,587)	—	(77,587)
Distribution to minority investors in joint ventures	—	—	—	(46,890)	—	(46,890)
Changes in intercompany balances with affiliates, net	123,900	55,247	(52,067)	(127,080)	—	—
Borrowings under Credit Agreement	—	125,000	—	32,468	(26,191)	131,277
Repayments of long-term indebtedness	(4)	(229,005)	(29,308)	(2,792)	26,191	(234,918)

Net cash provided by (used in) financing activities	36,792	(51,894)	(80,355)	(208,572)	—	(304,029)

Net change in cash and cash equivalents	—	—	35,951	51,830	—	87,781
Cash and cash equivalents at beginning of period	—	—	114,075	18,799	—	132,874

Cash and cash equivalents at end of period	$—	$—	$150,026	$70,629	$—	$220,655

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2007
Statement of Cash Flows

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities
Net cash provided by (used in) operating activities	$(85,881)	$141,137	$417,930	$214,552	$—	$687,738
Cash flows from investing activities Acquisitions of facilities and other related equipment	—	(6,864,035)	(59,203)	(94,810)	—	(7,018,048)
Purchases of property and equipment	—	—	(366,069)	(156,716)	—	(522,785)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	109,996	—	109,996
Proceeds from sale of property and equipment	—	—	591	4,059	—	4,650
Investment in other assets	—	(5,502)	(59,772)	(7,397)	—	(72,671)

Net cash provided by (used in) investing activities	—	(6,869,537)	(484,453)	(144,868)	—	(7,498,858)

Cash flows from financing activities Proceeds from exercise of stock options	8,214	—	—	—	—	8,214
Stock buy-back	—	—	—	—	—	—
Deferred financing costs	—	(182,954)	—	—	—	(182,954)
Excess tax benefits relating to stock-based compensation	1,216	—	—	—	—	1,216
Redemption of convertible notes	—	—	—	—	—	—
Proceeds from minority investors in joint ventures	128	—	—	2,223	—	2,351
Redemption of minority investments in joint ventures	—	—	—	(1,356)	—	(1,356)
Distribution to minority investors in joint ventures	—	—	—	(6,645)	—	(6,645)
Changes in intercompany balances with affiliates, net	376,319	(468,160)	360,206	(268,365)	—	—
Borrowings under Credit Agreement	—	9,212,000	(66,068)	75,695	—	9,221,627
Repayments of long-term indebtedness	(299,996)	(1,832,486)	(142,100)	135,557	—	(2,139,025)

Net cash provided by (used in) financing activities	85,881	6,728,400	152,038	(62,891)	—	6,903,428

Net change in cash and cash equivalents	—	—	85,515	6,793	—	92,308
Cash and cash equivalents at beginning of period	—	—	28,560	12,006	—	40,566

Cash and cash equivalents at end of period	$—	$—	$114,075	$18,799	$—	$132,874

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year Ended December 31, 2006
Statement of Cash Flows

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Cash flows from operating activities
Net cash provided by (used in) operating activities	$(151,205)	$(20,514)	$522,332	$(358)	$—	$350,255
Cash flows from investing activities Acquisitions of facilities and other related equipment	—	—	(340,314)	(44,304)	—	(384,618)
Purchases of property and equipment	—	—	(176,070)	(48,449)	—	(224,519)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	750	—	750
Proceeds from sale of property and equipment	—	—	102	4,378	—	4,480
Investment in other assets	—	—	(20,420)	(15,930)	—	(36,350)

Net cash provided by (used in) investing activities	—	—	(536,702)	(103,555)	—	(640,257)

Cash flows from financing activities Proceeds from exercise of stock options	14,573	—	—	—	—	14,573
Stock buy-back	(176,316)	—	—	—	—	(176,316)
Deferred financing costs	—	—	(2,153)	—	—	(2,153)
Excess tax benefits relating to stock-based compensation	6,819	—	—	—	—	6,819
Redemption of convertible notes	(128)	—	—	—	—	(128)
Proceeds from minority investors in joint ventures	—	—	—	6,890	—	6,890
Redemption of minority investments in joint ventures	—	—	(56)	(859)	—	(915)
Distribution to minority investors in joint ventures	—	—	—	(3,220)	—	(3,220)
Changes in intercompany balances with affiliates, net	306,257	(366,486)	(34,725)	94,954	—	—
Borrowings under Credit Agreement	—	1,031,000	—	—	—	1,031,000
Repayments of long-term indebtedness	—	(644,000)	(3,525)	(2,565)	—	(650,090)

Net cash provided by (used in) financing activities	151,205	20,514	(40,459)	95,200	—	226,460

Net change in cash and cash equivalents	—	—	(54,829)	(8,713)	—	(63,542)
Cash and cash equivalents at beginning of period	—	—	83,389	20,719	—	104,108

Cash and cash equivalents at end of period	$—	$—	$28,560	$12,006	$—	$40,566

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a — 15(e) and 15d — 15(e)) under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be included in this report has been recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be included in this report was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting that occurred during the period that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s report on internal control over financial reporting is included herein at page 120.

The attestation report from Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein at page 121.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that our internal control over financial reporting was effective as of December 31, 2008, based on these criteria.

Deloitte & Touche LLP, an independent registered public accounting firm, has issued an attestation report on our internal control over financial reporting, which is included herein.

We do not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Franklin, Tennessee

We have audited the internal control over financial reporting of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph referring to the Company adopting Statement of Financial Accounting Standards No. 157, Fair Value Measurement effective January 1, 2008.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
February 26, 2009

PART III

Item 10.	Directors and Executive Officers of the Company

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 19, 2009, under “Members of the Board of Directors,” “Information About our Executive Officers,” “Compliance with Exchange Act Section 16(A) Beneficial Ownership Reporting” and “Corporate Governance Principles and Board Matters.”

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 19, 2009 under “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 19, 2009 under “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 19, 2009 under “Certain Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 19, 2009 under “Ratification of the Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Item 15(a) 1.  Financial Statements

Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.

Item 15(a) 2.  Financial Statement Schedules

The following financial statement schedule is filed as part of this Report at page 128 hereof:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 15(a)(3) and 15(b):

The following exhibits are either filed with this Report or incorporated herein by reference.

Description

2.1	Agreement and Plan of Merger, dated as of March 19, 2007, by and among Triad Hospitals, Inc., Community Health Systems, Inc. and FWCT-1 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 19, 2007 (No. 001-15925))
3.1	Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Community Health Systems, Inc.’s Registration Statement on Form S-1 (No. 333-31790))
3.2	Amended and Restated By-Laws of Community Health Systems, Inc. (as of February 27, 2008) (incorporated by reference to Exhibit 3(ii).1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 29, 2008)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-31790))
4.2	Senior Notes Indenture, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health System Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.3	Registration Rights Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers (incorporated by reference to Exhibit 4.1 to Community Health System Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.4	Form of 8 7/8% Senior Note due 2015 (included in Exhibit 4.2)
4.5	Joinder to the Registration Rights Agreement dated as of July 25, 2007 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.6	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.7	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2007, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association*
4.8	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of January 30, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association*
4.9	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of October 10, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association*
4.10	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 1, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association*
4.11	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association*
4.12	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of February 5, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association*

Description

4.13		Second Supplemental Indenture relating to Triad’s 7% Senior Notes due 2012, dated as of July 24, 2007, by and among Triad Hospitals Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.14		First Supplemental Indenture relating to the Triad’s 7% Senior Subordinated Notes due 2013, dated as of July 24, 2007, by and among Triad Hospitals Inc. and The Bank of New York Trust Company, N.A (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
10.1		Credit Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lender parties thereto and Credit Suisse, as Administrative Agent and Collateral Agent, Credit Suisse Securities (USA) LLC and Wachovia Capital Markets, LLC as Joint Bookrunner and Co-Lead Arrangers, Wachovia Bank, N.A. as Syndication Agent, JPMorgan Chase Bank and Merrill Lynch Capital Corporation as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
10.2		Guarantee and Collateral Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the Subsidiaries from time to time party hereto and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
10	.3†	Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan, as amended and restated on March 30, 2007 (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed April 12, 2007 (No. 001-15925))
10	.4†	Community Health Systems Deferred Compensation Plan Trust, Amended and Restated Effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.5†	CHS/Community Health Systems, Inc. Deferred Compensation Plan, as amended effective October 1, 1993; January 1, 1994; January 1, 1995; April 1, 1999; July 1, 2000; January 1, 2001 and June 30, 2002*
10	.6†	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))
10	.7†	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))
10.8		Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2005 (No. 001-15925))
10	.9†	Form of Performance Based Restricted Stock Award Agreement between Registrant and its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2006 (No. 001-15925))
10	.10†	Form of Performance Based Restricted Stock Award Agreement, Part B (incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
10	.11†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
10	.12†	CHS/Community Health Systems, Inc. Amended and Restated Deferred Compensation Plan*
10	.13†	CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan*
10	.14†	Community Health Systems Supplemental Executive Benefits*
10	.15†	Community Health Systems, Inc. Amended and Restated Directors’ Fees Deferral Plan*

Description

10	.16†	Community Health Systems, Inc. 2004 Employee Performance Incentive Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A filed April 12, 2004)
10	.17†	Amendment to the Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, effective as of December 10, 2008*
10	.18†	Form of Restricted Stock Award Agreement*
10	.19†	Form of Director Phantom Stock Award Agreement*
10	.20†	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers)*
10	.21†	Form of Nonqualified Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 28, 2005 (No. 001-15925))
10.22		Form of Amended and Restated Change in Control Severance Agreement*
12		Computation of Ratio of Earnings to Fixed Charges*
21		List of Subsidiaries*
23.1		Consent of Deloitte & Touche LLP*
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Community Health Systems, Inc.

By:	/s/ Wayne T. Smith
Wayne T. Smith
Chairman of the Board,
President and Chief Executive Officer

Date: February 27, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WAYNE T. SMITH Wayne T. Smith	President and Chief Executive Officer and Director (principal executive officer)	02/27/2009

/s/ W. LARRY CASH W. Larry Cash	Executive Vice President, Chief Financial Officer and Director (principal financial officer)	02/27/2009

/s/ T. MARK BUFORD T. Mark Buford	Vice President and Corporate Controller (principal accounting officer)	02/27/2009

/s/ JOHN A. CLERICO John A. Clerico	Director	02/27/2009

/s/ JOHN A. FRY John A. Fry	Director	02/27/2009

/s/ WILLIAM NORRIS JENNINGS, M.D. William Norris Jennings, M.D.	Director	02/27/2009

/s/ HARVEY KLEIN, M.D. Harvey Klein, M.D.	Director	02/27/2009

/s/ JULIA B. NORTH Julia B. North	Director	02/27/2009

/s/ H. MITCHELL WATSON, JR. H. Mitchell Watson, Jr.	Director	02/27/2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Franklin, Tennessee

We have audited the consolidated financial statements of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company’s internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated February 26, 2009 (which report expresses an unqualified opinion and includes an explanatory paragraph referring to the Company adopting Statement of Financial Accounting Standards No. 157, Fair Value Measurements effective January 1, 2008); such reports are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP

Nashville, Tennessee
February 26, 2009

Community Health Systems, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

	Balance at	Acquisitions	Charged to		Balance
	Beginning	and	Costs and		at End
Description	of Year	Dispositions	Expenses	Write-offs	of Year
	(In thousands)

Year ended December 31, 2008
allowance for doubtful accounts	$1,033,516	$(12,352)	$1,208,687	$(1,126,951)	$1,102,900
Year ended December 31, 2007
allowance for doubtful accounts	$478,565	$421,157	$897,285	$(763,491)	$1,033,516
Year ended December 31, 2006
allowance for doubtful accounts	$346,024	$31,241	$547,781	$(446,481)	$478,565

Exhibit Index

Description

2.1	Agreement and Plan of Merger, dated as of March 19, 2007, by and among Triad Hospitals, Inc., Community Health Systems, Inc. and FWCT-1 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 19, 2007 (No. 001-15925))
3.1	Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Community Health Systems, Inc.’s Registration Statement on Form S-1 (No. 333-31790))
3.2	Amended and Restated By-Laws of Community Health Systems, Inc. (as of February 27, 2008) (incorporated by reference to Exhibit 3(ii).1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 29, 2008)
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-1 (No. 333-31790))
4.2	Senior Notes Indenture, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health System Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.3	Registration Rights Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers (incorporated by reference to Exhibit 4.1 to Community Health System Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.4	Form of 8 7/8% Senior Note due 2015 (included in Exhibit 4.2)
4.5	Joinder to the Registration Rights Agreement dated as of July 25, 2007 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.6	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.7	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2007, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association*
4.8	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of January 30, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association*
4.9	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of October 10, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association*
4.10	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 1, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association*
4.11	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association*
4.12	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of February 5, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association*
4.13	Second Supplemental Indenture relating to Triad’s 7% Senior Notes due 2012, dated as of July 24, 2007, by and among Triad Hospitals Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

Description

4.14		First Supplemental Indenture relating to the Triad’s 7% Senior Subordinated Notes due 2013, dated as of July 24, 2007, by and among Triad Hospitals Inc. and The Bank of New York Trust Company, N.A (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
10.1		Credit Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lender parties thereto and Credit Suisse, as Administrative Agent and Collateral Agent, Credit Suisse Securities (USA) LLC and Wachovia Capital Markets, LLC as Joint Bookrunner and Co-Lead Arrangers, Wachovia Bank, N.A. as Syndication Agent, JPMorgan Chase Bank and Merrill Lynch Capital Corporation as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
10.2		Guarantee and Collateral Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the Subsidiaries from time to time party hereto and Credit Suisse, as collateral agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
10	.3†	Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan, as amended and restated on March 30, 2007 (incorporated by reference to Annex B to the Company’s Proxy Statement on Schedule 14A filed April 12, 2007 (No. 001-15925))
10	.4†	Community Health Systems Deferred Compensation Plan Trust, Amended and Restated Effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2002)
10	.5†	CHS/Community Health Systems, Inc. Deferred Compensation Plan, as amended effective October 1, 1993; January 1, 1994; January 1, 1995; April 1, 1999; July 1, 2000; January 1, 2001 and June 30, 2002*
10	.6†	Form of Indemnification Agreement between the Registrant and its directors and executive officers (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))
10	.7†	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))
10.8		Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed January 7, 2005 (No. 001-15925))
10	.9†	Form of Performance Based Restricted Stock Award Agreement between Registrant and its executive officers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed March 3, 2006 (No. 001-15925))
10	.10†	Form of Performance Based Restricted Stock Award Agreement, Part B (incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
10	.11†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
10	.12†	CHS/Community Health Systems, Inc. Amended and Restated Deferred Compensation Plan*
10	.13†	CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan*
10	.14†	Community Health Systems Supplemental Executive Benefits*
10	.15†	Community Health Systems, Inc. Amended and Restated Directors’ Fees Deferral Plan*
10	.16†	Community Health Systems, Inc. 2004 Employee Performance Incentive Plan (incorporated by reference to Exhibit A to the Company’s Proxy Statement on Schedule 14A filed April 12, 2004)
10	.17†	Amendment to the Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, effective as of December 10, 2008*

Description

10	.18†	Form of Restricted Stock Award Agreement*
10	.19†	Form of Director Phantom Stock Award Agreement*
10	.20†	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers)*
10	.21†	Form of Nonqualified Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed February 28, 2005 (No. 001-15925))
10.22		Form of Amended and Restated Change in Control Severance Agreement*
12		Computation of Ratio of Earnings to Fixed Charges*
21		List of Subsidiaries*
23.1		Consent of Deloitte & Touche LLP*
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

†	Indicates a management contract or compensatory plan or arrangement.