Form 10-Q
period 2009-03-31
COMMUNITY HEALTH SYSTEMS INC
filed 2009-04-29
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

Commission file number 001-15925

COMMUNITY HEALTH SYSTEMS, INC.
(Exact name of registrant as specified in its charter)

Delaware	13-3893191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4000 Meridian Boulevard Franklin, Tennessee (Address of principal executive offices)	37067 (Zip Code)

(Registrant’s telephone number)
615-465-7000

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicated by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act).  Yes ☐     No ☑

As of April 20, 2009, there were outstanding 92,479,260 shares of the Registrant’s Common Stock, $.01 par value.

Community Health Systems, Inc.
Form 10-Q
For the Three Months Ended March 31, 2009

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY HEALTH SYSTEMS INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$532,132	$220,655
Patient accounts receivable, net of allowance for doubtful accounts of $1,194,834 and $1,102,900 at March 31, 2009 and December 31, 2008, respectively	1,643,919	1,613,959
Supplies	275,380	272,937
Prepaid income taxes	—	92,710
Deferred income taxes	91,875	91,875
Prepaid expenses and taxes	88,717	72,900
Other current assets	195,113	240,014

Total current assets	2,827,136	2,605,050

Property and equipment	7,191,931	7,082,930
Less accumulated depreciation and amortization	(1,323,638)	(1,213,871)

Property and equipment, net	5,868,293	5,869,059

Goodwill	4,173,408	4,166,091

Other assets, net	1,045,529	1,178,054

Total assets	$13,914,366	$13,818,254

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$32,672	$29,462
Accounts payable	465,393	529,429
Current income taxes payable	17,668	—
Deferred income taxes	6,740	6,740
Accrued interest	83,103	152,228
Accrued liabilities	797,432	816,111

Total current liabilities	1,403,008	1,533,970

Long-term debt	9,074,952	8,937,984

Deferred income taxes	461,098	460,793

Other long-term liabilities	890,237	887,445

Total liabilities	11,829,295	11,820,192

Redeemable noncontrolling interests in equity of consolidated subsidiaries	306,942	298,763

EQUITY
Community Health Systems, Inc. stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 93,454,809 shares issued and 92,479,260 shares outstanding at March 31, 2009, and 92,483,166 shares issued and 91,507,617 shares outstanding at December 31, 2008	934	925
Additional paid-in capital	1,153,498	1,151,119
Treasury stock, at cost, 975,549 shares at March 31, 2009 and December 31, 2008	(6,678)	(6,678)
Accumulated other comprehensive loss	(283,475)	(295,575)
Retained earnings	835,164	776,249

Total Community Health Systems, Inc. stockholders’ equity	1,699,443	1,626,040
Noncontrolling interests in equity of consolidated subsidiaries	78,686	73,259

Total equity	1,778,129	1,699,299

Total liabilities and equity	$13,914,366	$13,818,254

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Net operating revenues	$2,892,390	$2,688,924

Operating costs and expenses:
Salaries and benefits	1,164,144	1,076,301
Provision for bad debts	335,451	289,702
Supplies	402,454	380,676
Other operating expenses	539,724	518,966
Rent	59,943	58,663
Depreciation and amortization	135,532	121,270

Total operating costs and expenses	2,637,248	2,445,578

Income from operations	255,142	243,346
Interest expense, net	163,810	164,527
(Gain) loss from early extinguishment of debt	(2,412)	1,328
Equity in earnings of unconsolidated affiliates	(12,919)	(12,884)

Income from continuing operations before income taxes	106,663	90,375
Provision for income taxes	35,532	31,256

Income from continuing operations	71,131	59,119

Discontinued operations, net of taxes:
Income from operations of hospitals sold and hospitals held for sale	2,175	—
(Loss) gain on sale of hospitals, net	(405)	9,617

Income from discontinued operations	1,770	9,617

Net income	72,901	68,736
Less: Net income attributable to noncontrolling interests	13,986	8,609

Net income attributable to Community Health Systems, Inc.	$58,915	$60,127

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders per share:
Basic	$0.63	$0.53

Diluted	$0.63	$0.52

Discontinued operations attributable to Community Health Systems, Inc. common stockholders per share:
Basic	$0.02	$0.11

Diluted	$0.02	$0.11

Net income attributable to Community Health Systems, Inc. common stockholders per share:
Basic	$0.65	$0.64

Diluted	$0.65	$0.63

Weighted-average number of shares outstanding:
Basic	90,604,767	94,107,532

Diluted	90,885,140	95,006,721

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008

Cash flows from operating activities
Net income attributable to Community Health Systems, Inc.	$58,915	$60,127
Adjustments to reconcile net income attributable to Community Health Systems, Inc. to net cash provided by operating activities:
Depreciation and amortization	135,894	122,478
Net income attributable to noncontrolling interests	13,986	8,609
Stock-based compensation expense	12,286	13,246
(Gain) loss on sale of hospitals and partnership interest, net	405	(12,885)
Excess tax benefits relating to stock-based compensation	—	947
(Gain) loss on early extinguishment of debt	(2,412)	1,328
Other non-cash expenses, net	(4,489)	1,442
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(18,013)	(100,057)
Supplies, prepaid expenses and other current assets	(7,592)	(26,584)
Accounts payable, accrued liabilities and income taxes	68,170	(81,965)
Other	2,277	68,447

Net cash provided by operating activities	259,427	55,133

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(17,053)	(1,705)
Purchases of property and equipment	(136,021)	(141,693)
Proceeds from disposition of hospitals and other ancillary operations	89,909	365,680
Proceeds from sale of property and equipment	326	13,717
Increase in other non-operating assets	(36,344)	(98,182)

Net cash (used in) provided by investing activities	(99,183)	137,817

Cash flows from financing activities
Proceeds from exercise of stock options	—	94
Excess tax benefits relating to stock-based compensation	—	(947)
Deferred financing costs	(57)	(2,232)
Proceeds from noncontrolling investors in joint ventures	21,922	12,881
Redemption of noncontrolling investments in joint ventures	(167)	—
Distributions to noncontrolling investors in joint ventures	(6,595)	(7,524)
Borrowings under credit agreement	200,000	25,000
Repayments of long-term indebtedness	(63,870)	(188,743)

Net cash provided by (used in) financing activities	151,233	(161,471)

Net change in cash and cash equivalents	311,477	31,479
Cash and cash equivalents at beginning of period	220,655	132,874

Cash and cash equivalents at end of period	$532,132	$164,353

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the “Company”) as of March 31, 2009 and December 31, 2008 and for the three-month periods ended March 31, 2009 and March 31, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2009, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008, contained in the Company’s Annual Report on Form 10-K.

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”), which addresses the accounting and reporting framework for noncontrolling ownership interests in consolidated subsidiaries of the parent. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners. These disclosure requirements require that minority interests be renamed noncontrolling interests and that noncontrolling ownership interests be presented separately within equity in the condensed consolidated financial statements. Revenues, expenses and income from continuing operations from less-than-wholly-owned subsidiaries are presented on the condensed consolidated statements of income at the consolidated amounts, with a consolidated net income measure that presents separately the amounts attributable to both the controlling and noncontrolling interests for all periods presented. Noncontrolling ownership interests that are redeemable or may become redeemable at a fixed or determinable price at the option of the holder or upon the occurrence of an event outside of the control of the company continue to be presented in mezzanine equity in accordance with Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” SFAS No. 160 requires retrospective adoption of the presentation and disclosure requirements for all periods presented. Therefore, the condensed consolidated financial statements as of December 31, 2008 and for the three months ended March 31, 2008 reflect the provisions of SFAS No. 160 as if it was effective for those periods. Other than these changes in financial statement presentation, the adoption of SFAS No. 160 did not have a material impact on the condensed consolidated financial statements.

Throughout these notes to the condensed consolidated financial statements, Community Health Systems, Inc., the parent company, and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly-traded parent company or any subsidiary of the parent company owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc. References to the Company may include one or more of its subsidiaries.

2.	ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-based compensation awards are granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (the “2000 Plan”). The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code, as well as stock options which do not so qualify, stock appreciation rights, restricted stock, performance units and performance shares, phantom stock awards and share awards. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2000 Plan have been “nonqualified”

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10 year contractual term, options granted in 2005 through 2007 have an eight year contractual term and options granted in 2008 and 2009 have a 10 year contractual term. The exercise price of all options granted under the 2000 Plan is equal to the fair value of the Company’s common stock on the option grant date. As of March 31, 2009, 571,750 shares of unissued common stock remain reserved for future grants under the 2000 Plan.

The following table reflects the impact of total compensation expense related to stock-based equity plans under SFAS No. 123(R), on the reported operating results for the respective periods (in thousands, except per share data):

	Three Months Ended
	March 31,
	2009	2008

Effect on income from continuing operations before income taxes	$(12,286)	$(13,246)

Effect on net income	$(7,464)	$(8,047)

Effect on net income attributable to Community Health Systems, Inc. common stockholders per share-diluted	$(0.08)	$(0.08)

At March 31, 2009, $70.6 million of unrecognized stock-based compensation expense is expected to be recognized over a weighted-average period of 23.9 months. Of that amount, $23.2 million relates to outstanding unvested stock options expected to be recognized over a weighted-average period of 22.2 months and $47.4 million relates to outstanding unvested restricted stock and phantom shares expected to be recognized over a weighted-average period of 24.7 months.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following weighted-average assumptions during the three months ended March 31, 2009 and 2008:

	Three Months Ended
	March 31,
	2009	2008

Expected volatility	40.1%	24.1%
Expected dividends	0	0
Expected term	4 years	4 years
Risk-free interest rate	1.63%	2.57%

In determining expected return, the Company examined concentrations of option holdings and historical patterns of option exercises and forfeitures, as well as forward looking factors, in an effort to determine if there were any discernable employee populations. From this analysis, the Company identified two employee populations, one consisting primarily of certain senior executives and the other consisting of all other recipients.

The expected volatility rate was estimated based on historical volatility. In determining expected volatility, the Company also reviewed the market-based implied volatility of actively traded options of its common stock and determined that historical volatility did not differ significantly from the implied volatility.

The expected life computation is based on historical exercise and cancellation patterns and forward-looking factors, where present, for each population identified. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The pre-vesting forfeiture rate is based on historical rates and forward-looking factors for each population identified. The Company adjusts the estimated forfeiture rate to its actual experience.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options outstanding and exercisable under the 2000 Plan as of March 31, 2009, and changes during the three months then ended were as follows (in thousands, except share and per share data):

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value as of
		Exercise	Term	March 31,
	Shares	Price	(in Years)	2009

Outstanding at December 31, 2008	8,764,084	$30.97
Granted	1,160,000	18.18
Exercised	—	—
Forfeited and cancelled	(63,165)	31.78

Outstanding at March 31, 2009	9,860,919	$29.45	5.7 years	$660

Exercisable at March 31, 2009	6,072,813	$28.73	4.9 years	$646

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2009 and 2008, was $6.06 and $7.55, respectively. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($15.34) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on March 31, 2009. This amount changes based on the market value of the Company’s common stock. No stock options were exercised during the three months ended March 31, 2009. The aggregate intrinsic value of options exercised during the three months ended March 31, 2008 was $0.1 million. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

The Company has also awarded restricted stock under the 2000 Plan to its directors and employees. The restrictions on these shares generally lapse in one-third increments on each of the first three anniversaries of the award date, except for restricted stock granted on July 25, 2007, for which restrictions lapse equally on the first two anniversaries of the award date. Certain of the restricted stock awards granted to the Company’s senior executives contain a performance objective that must be met in addition to any vesting requirements. If the performance objective is not attained, the awards will be forfeited in their entirety. Once the performance objective has been attained, restrictions will lapse in one-third increments on each of the first three anniversaries of the award date with the exception of the July 25, 2007 restricted stock awards, which have no additional time vesting restrictions once the performance restrictions are met. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions will lapse earlier in the event of death, disability, termination of employment of the holder of the restricted stock by the Company for any reason other than for cause, or change in control of the Company. Restricted stock awards subject to performance standards are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.

Restricted stock outstanding under the 2000 Plan as of March 31, 2009, and changes during the three months then ended were as follows:

		Weighted-Average
	Shares	Grant Date Fair Value

Unvested at December 31, 2008	1,684,207	$35.57
Granted	1,156,000	18.18
Vested	(621,312)	35.68
Forfeited	(5,667)	33.52

Unvested at March 31, 2009	2,213,228	26.46

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On February 25, 2009, each of the Company’s outside directors received a grant of shares of phantom stock under the 2000 Plan equal in value to $130,000 divided by the closing price of the Company’s common stock on that date ($18.18), or 7,151 shares per director (a total of 42,906 shares of phantom stock). Vesting of these shares of phantom stock occurs in one-third increments on each of the first three anniversaries of the award date. As of March 31, 2009, there were 42,906 shares of phantom stock unvested at a weighted-average grant date fair value of $18.18. No shares of phantom stock were vested or canceled during the three months ended March 31, 2009. Pursuant to a March 24, 2009 amendment to the 2000 Plan, future grants of this type will be denominated as “restricted stock unit” awards.

Under the Director’s Fee Deferral Plan, the Company’s outside directors may elect to receive share equivalent units in lieu of cash for their director’s fee. These units are held in the plan until the director electing to receive the share equivalent units retires or otherwise terminates his/her directorship with the Company. Share equivalent units are converted to shares of common stock of the Company at the time of distribution. The following table represents the amount of directors’ fees which were deferred and the equivalent units into which they converted for each of the respective periods (in thousands, except units):

	Three Months Ended
	March 31,
	2009	2008

Directors’ fees earned and deferred into plan	$20	$41

Equivalent units	1,303.781	1,217.605

At March 31, 2009, there was a total of 18,122.783 units deferred in the plan with an aggregate fair value of $0.3 million, based on the closing market price of the Company’s common stock on the last trading day of the reporting period of $15.34.

3.	COST OF REVENUE

The majority of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at the Company’s Franklin, Tennessee offices, which were $39.2 million and $38.1 million for the three months ended March 31, 2009 and 2008, respectively. Included in these amounts is stock-based compensation expense of $12.3 million and $13.2 million for the three months ended March 31, 2009 and 2008, respectively.

4.	USE OF ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

5.	ACQUISITIONS AND DIVESTITURES

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This standard will require more assets and liabilities to be recorded at fair value and will require expense recognition (rather than capitalization) of certain pre-acquisition costs. This standard also will require any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this standard requires this treatment of acquired deferred tax assets and liabilities be applied to acquisitions occurring prior to the effective date of this standard. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is required to be adopted prospectively. SFAS No. 141(R) was adopted by the Company on January 1, 2009. Approximately $1.0 million of acquisition

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

costs related to prospective acquisitions were expensed during the quarter ended March 31, 2009 from the adoption of SFAS No. 141(R). The impact of SFAS No. 141(R) on the Company’s consolidated results of operations or consolidated financial position in future periods will be largely dependent on the number of acquisitions pursued by the Company; however, it is not anticipated at this time that such impact will be material.

Triad Acquisition

On July 25, 2007, the Company completed its acquisition of Triad Hospitals, Inc. (“Triad”). Triad owned and operated 50 hospitals with 49 hospitals located in 17 states in non-urban and middle market communities and one hospital located in the Republic of Ireland. As of March 31, 2009, eight of the hospitals acquired from Triad had been sold and one hospital acquired from Triad remained classified as held for sale. As a result of its acquisition of Triad, the Company also provides management and consulting services on a contract basis to independent hospitals, through its subsidiary, Quorum Health Resources, LLC. The Company acquired Triad for approximately $6.857 billion, including the assumption of $1.686 billion of existing indebtedness.

In connection with the consummation of the acquisition of Triad, the Company’s wholly-owned subsidiary CHS/Community Health Systems, Inc. (“CHS”) obtained $7.215 billion of senior secured financing under a new credit facility (the “Credit Facility”) and issued $3.021 billion aggregate principal amount of 8.875% senior notes due 2015 (the “Notes”). The Company used the net proceeds of $3.000 billion from the Notes offering and the net proceeds of $6.065 billion of term loans under the Credit Facility to acquire the outstanding shares of Triad, to refinance certain of Triad’s indebtedness and the Company’s indebtedness, to complete certain related transactions, to pay certain costs and expenses of the transactions and for general corporate uses. This Credit Facility also provides an additional $750 million revolving credit facility and had a $400 million delayed draw term loan facility for future acquisitions, working capital and general corporate purposes. As of December 31, 2007, the $400 million delayed draw term loan was reduced to $300 million at the request of the Company. As of December 31, 2008, $100 million of the delayed draw term loan had been drawn by the Company, reducing the delayed draw term loan availability to $200 million at that date. In January 2009, the Company drew down the remaining $200 million of the delayed draw term loan.

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

Other Acquisitions

Effective February 1, 2009, one or more subsidiaries of the Company completed the acquisition of Siloam Springs Memorial Hospital (74 licensed beds), located in Siloam Springs, Arkansas, from the City of Siloam Springs. The total consideration for this hospital consisted of approximately $1.1 million of assumed liabilities. As required by a lease agreement entered into as part of this acquisition, a subsidiary of the Company deposited $1.6 million of cash in an escrow account and agreed to build a replacement facility at this location, with

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

construction required to commence by February 2011 and be completed by February 2013. If the construction of the replacement facility is not completed within the agreed-upon time frame, the escrow balance will be remitted to the City of Siloam Springs.

Effective November 14, 2008, one or more subsidiaries of the Company acquired from Willamette Community Health Solutions all of its joint venture interest in MWMC Holdings, LLC, which indirectly owns a controlling interest in and operates McKenzie-Willamette Medical Center of Springfield, Oregon. This acquisition resulted from a put right held by Willamette Community Health Solutions in connection with the 2003 transaction establishing the joint venture. The purchase price for this noncontrolling interest was $22.7 million in cash. Physicians affiliated with Oregon Healthcare Resources, Inc. will continue to own a noncontrolling interest in the hospital, with the balance owned by these subsidiaries of the Company.

Effective October 1, 2008, one or more subsidiaries of the Company completed the acquisition of Deaconess Medical Center (388 licensed beds) and Valley Hospital and Medical Center (123 licensed beds) both located in Spokane, Washington, from Empire Health Services. The total consideration for these two hospitals was approximately $185.2 million, of which $149.2 million was paid in cash and $36.0 million was assumed in liabilities. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of March 31, 2009, no goodwill has been recorded. The acquisition transaction was accounted for using the purchase method of accounting. This preliminary allocation of purchase price has been determined by the Company based upon available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective June 30, 2008, one or more subsidiaries of the Company acquired the remaining 35% equity interest in Affinity Health Systems, LLC which indirectly owns and operates Trinity Medical Center (560 licensed beds) in Birmingham, Alabama, from Baptist Health Systems, Inc. of Birmingham, Alabama (“Baptist”), giving these subsidiaries 100% ownership of that facility. The purchase price for this noncontrolling interest was $51.5 million in cash and the cancellation of a promissory note issued by Baptist to Affinity Health Systems, LLC in the original principal amount of $32.8 million.

Discontinued Operations

Effective March 31, 2009, the Company, through its subsidiaries Triad-Denton Hospital LLC and Triad-Denton Hospital LP, completed the settlement of pending litigation which resulted in the sale of its ownership interest in a partnership, which owned and operated Presbyterian Hospital of Denton (255 licensed beds) in Denton, Texas, to Texas Health Resources for $103.0 million in cash. Also included as part of the settlement, these subsidiaries of the Company transferred certain hospital related assets.

Effective March 1, 2008, one or more subsidiaries of the Company sold Woodland Medical Center (100 licensed beds) located in Cullman, Alabama; Parkway Medical Center (108 licensed beds) located in Decatur, Alabama; Hartselle Medical Center (150 licensed beds) located in Hartselle, Alabama; Jacksonville Medical Center (89 licensed beds) located in Jacksonville, Alabama; National Park Medical Center (166 licensed beds) located in Hot Springs, Arkansas; St. Mary’s Regional Medical Center (170 licensed beds) located in Russellville, Arkansas; Mineral Area Regional Medical Center (135 licensed beds) located in Farmington, Missouri; Willamette Valley Medical Center (80 licensed beds) located in McMinnville, Oregon; and White County Community Hospital (60 licensed beds) located in Sparta, Tennessee, to Capella Healthcare, Inc., headquartered in Franklin, Tennessee. The proceeds from this sale were $315.0 million in cash.

Effective February 21, 2008, one or more subsidiaries of the Company sold THI Ireland Holdings Limited, a private limited company incorporated in the Republic of Ireland, which leased and managed the operations of Beacon Medical Center (122 licensed beds) located in Dublin, Ireland, to Beacon Medical Group Limited, headquartered in Dublin, Ireland. The proceeds from this sale were $1.5 million in cash.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective February 1, 2008, one or more subsidiaries of the Company sold Russell County Medical Center (78 licensed beds) located in Lebanon, Virginia to Mountain States Health Alliance, headquartered in Johnson City, Tennessee. The proceeds from this sale were $48.6 million in cash.

As of March 31, 2009, the Company had one hospital classified as held for sale.

In connection with the above actions and in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company has classified the results of operations of the above mentioned hospitals as discontinued operations in the accompanying condensed consolidated statements of income.

Net operating revenues and income (loss) on discontinued operations for the respective periods are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net operating revenues	$62,386	$145,263

Income from operations of hospitals sold and hospitals held for sale before income taxes	3,623	1,173
(Loss) gain on sale of hospitals, net	(644)	17,724

Income from discontinued operations, before taxes	2,979	18,897
Income tax expense	1,209	9,280

Income from discontinued operations, net of tax	$1,770	$9,617

Interest expense was allocated to discontinued operations based on estimated sale proceeds available for debt repayment.

The assets and liabilities of the hospital held for sale as of March 31, 2009 are included in the accompanying condensed consolidated balance sheet as follows: current assets of $15.7 million, included in other current assets; net property and equipment of $26.5 million and other long-term assets of $1.8 million, included in other assets; and current liabilities of $17.5 million, included in other accrued liabilities.

The assets and liabilities of the hospitals held for sale as of December 31, 2008 are included in the accompanying condensed consolidated balance sheet as follows: current assets of $40.9 million, included in other current assets; net property and equipment of $168.1 million and other long-term assets of $4.8 million, included in other assets; and current liabilities of $106.9 million, included in accrued liabilities.

6.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, is approximately $14.9 million as of March 31, 2009. It is the Company’s policy to recognize interest and penalties accrued related to unrecognized benefits in its condensed consolidated statements of income as income tax expense. During the three months ended March 31, 2009, the Company decreased liabilities by approximately $0.1 million and recorded $0.4 million in interest and penalties related to prior state income tax returns through its income tax provision from continuing operations, which are included in its FIN 48 liability at March 31, 2009. A total of approximately $2.1 million of interest and penalties is included in the amount of FIN 48 liability at March 31, 2009.

The Company believes that it is reasonably possible that approximately $4.1 million of its current unrecognized tax benefit may be recognized within the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has extended the federal statute of limitations for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003. In December 2008, the Company was notified by the IRS of its intent to examine the federal tax return of Triad for the tax periods ended December 31, 2005 and ended July 25, 2007. The Company believes the results of this examination will not be material to its consolidated results of operations or consolidated financial position. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2004.

Prior to the adoption of SFAS No. 160 on January 1, 2009, income from noncontrolling interests was deducted from earnings before arriving at income from continuing operations. With the adoption of SFAS No. 160, the income from noncontrolling interests has been reclassified below net income and therefore is no longer deducted in arriving at income from continuing operations. However, the provision for income taxes does not change because those subsidiaries with noncontrolling interests pay no income tax, but distribute taxable income to their respective investors. Accordingly, the Company will not pay tax on the income attributable to the noncontrolling interests. As a result of separately reporting income that is taxed to others, the Company’s effective tax rate on continuing operations before income taxes, as reported on the face of the financial statements is 33.3% and 34.6% for the three months ended March 31, 2009 and 2008, respectively. However, the actual effective tax rate that is attributable to the Company’s share of income from continuing operations before income taxes (income from continuing operations before income taxes, as presented on the face of the statement of income, less income from continuing operations attributable to noncontrolling interests of $14.1 million and $9.3 million for the three months ended March 31, 2009 and 2008, respectively) is 38.4% for the three months ended March 31, 2009, as compared to 38.5% for the three months ended March 31, 2008. While the adoption of SFAS No. 160 does change the location of the net income attributable to noncontrolling interests on the statement of income, it does not change the income tax from interests owned by the Company.

Cash paid for income taxes, net of refunds received, resulted in a net cash refund of $62.4 million and $2.8 million for the three months ended March 31, 2009 and 2008, respectively.

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2009, are as follows (in thousands):

Balance as of December 31, 2008	$4,166,091
Goodwill acquired as part of acquisitions during 2009	3,887
Consideration adjustments and finalization of purchase price allocation adjustments for prior year’s acquisitions	3,430

Balance as of March 31, 2009	$4,173,408

SFAS No. 142 requires that goodwill be allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments meet the criteria to be classified as reporting units. At March 31, 2009, the hospital operations reporting unit, the home care agencies reporting unit, and the hospital management services reporting unit had $4.106 billion, $34.3 million and $33.3 million, respectively, of goodwill.

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

The Company estimates the fair value of the related reporting units using both a discounted cash flow model, as well as an EBITDA multiple model. These models are both based on the Company’s best estimate of future revenues and operating costs and are reconciled to the Company’s consolidated market capitalization. The cash flow forecasts are adjusted by an appropriate discount rate based on the Company’s weighted-average cost of capital. Historically, the Company’s valuation models did not fully capture the fair value of the Company’s business as a whole, as they did not consider the increased consideration a potential acquirer would be required to pay, in the form of a control premium, in order to gain sufficient ownership to set policies, direct operations and control management decisions. However, because the Company’s models have indicated value significantly in excess of the carrying amount of assets in the Company’s reporting units, the additional value from a control premium was not a determining factor in the outcome of step one of the Company’s impairment assessment.

As indicated above, in addition to the annual impairment analysis, the Company is required to evaluate goodwill for impairment whenever an event occurs or circumstances change such that it is more likely than not that an impairment may exist. In light of this requirement, the Company has considered whether the decline in the Company’s market capitalization between September 30, 2008 and March 31, 2009 has, more likely than not, resulted in the existence of an impairment and concluded that the decline in the Company’s market capitalization did not, more likely than not, result in the existence of an impairment. In making this conclusion, the Company gave consideration to the valuation of hospitals in which it sold equity interests during periods subsequent to September 30, 2008, currently proposed hospital equity sale transactions, the proposed purchase price for the acquisition of a health care system which the Company anticipates closing in the quarter ending June 30, 2009, the volatility of the current equity markets, including the increase in our stock price since March 31, 2009 and the average stock price over the trailing three-month, six-month and one-year periods. The Company also considered the fact that the decline in its stock price has not been related to a decline in operating performance and that any near term credit tightening within the financial markets could be overcome by the Company through the substantial amount of cash flows being generated by the Company, as well as the borrowing capacity available through its existing credit facilities. The current turmoil in the financial markets and weakness in macroeconomic conditions globally continue to be challenging and the Company cannot be certain of the duration of these conditions and their potential impact on the Company’s stock price performance. If a further decline in the Company’s market capitalization and other factors results in the decline in the Company’s fair value, it is reasonably likely that a goodwill impairment assessment prior to the next annual review, in the fourth quarter of 2009, would be necessary. If such an assessment is required, an impairment of goodwill may be recognized. A non-cash goodwill impairment charge would have the effect of decreasing the Company’s earnings or increasing the Company’s losses in the period the impairment is recognized. The amount of such effect on earnings and losses is dependent on the size of the impairment charge. Such a charge, however, would be a non-cash charge and therefore would not impact the Company’s compliance with covenants contained in the Credit Facility.

The gross carrying amount of the Company’s other intangible assets subject to amortization was $72.1 million at March 31, 2009 and $68.6 million at December 31, 2008, and the net carrying amount was $52.1 million at March 31, 2009 and $54.1 million at December 31, 2008. The carrying amount of the Company’s other intangible assets not subject to amortization was $35.9 million and $35.2 million at March 31, 2009 and December 31, 2008, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average amortization period for the intangible assets subject to amortization is approximately ten years. There are no expected residual values related to these intangible assets. Amortization expense on these

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intangible assets during the three months ended March 31, 2009 and 2008 was $3.3 million and $2.4 million, respectively. Amortization expense on intangible assets is estimated to be $8.7 million for the remainder of 2009, $10.3 million in 2010, $7.2 million in 2011, $4.0 million in 2012, $3.6 million in 2013, and $18.3 million in 2014 and thereafter.

8.	EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income from continuing operations, discontinued operations and net income attributable to Community Health Systems, Inc. common stockholders (in thousands, except share data):

	Three Months Ended
	March 31,
	2009	2008

Numerator for basic and diluted earnings per share:
Income from continuing operations, net of tax	$71,131	$59,119
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	(14,131)	(9,292)

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$57,000	$49,827

Income on discontinued operations, net of tax	$1,770	$9,617
Plus: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	145	683

Income on discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$1,915	$10,300

Denominator:
Weighted-average number of shares outstanding — basic	90,604,767	94,107,532
Effect of dilutive securities:
Restricted stock awards	38,745	77,299
Employee options	241,628	821,890

Weighted-average number of shares outstanding — diluted	90,885,140	95,006,721

Dilutive securities outstanding not included in the computation of earning per share because their effect is antidilutive:
Employee options	9,524,719	4,361,131

9.	STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which are outstanding as of March 31, 2009, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On December 13, 2006, the Company commenced an open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $200 million in repurchases. This program will conclude at the earlier of three years or when the maximum number of shares has been repurchased. During the year ended December 31, 2008, the Company repurchased 4,786,609 shares, which is the cumulative number of

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

shares that have been repurchased under this program, at a weighted-average price of $18.80 per share. During the three months ended March 31, 2009, the Company did not repurchase any shares under this program.

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests as if the provisions of SFAS No. 160 were adopted on the first day of the quarter ended March 31, 2009 (in thousands):

		Community Health Systems, Inc. Stockholders
					Accumulated
	Redeemable		Additional		Other			Total
	Noncontrolling	Common	Paid-in	Treasury	Comprehensive	Retained	Noncontrolling	Stockholders’
	Interests	Stock	Capital	Stock	Income (Loss)	Earnings	Interests	Equity
Balance, December 31, 2008	$—	$925	$1,197,944	$(6,678)	$(295,575)	$776,249	$—	$1,672,865
(as previously reported)
January 1, 2009 adjustment to noncontrolling interests from adoption of SFAS No. 160	298,763	—	(46,825)	—	—	—	73,259	26,434

Balance, December 31, 2008 (as adjusted)	298,763	925	1,151,119	(6,678)	(295,575)	776,249	73,259	1,699,299
Comprehensive income (loss):
Net income	9,205	—	—	—	—	58,915	4,781	63,696
Net change in fair value of interest rate swaps	—	—	—	—	12,910	—	—	12,910
Net change in fair value of available for sale securities (loss)	—	—	—	—	(1,250)	—	—	(1,250)
Adjustment to pension liability	—	—	—	—	440	—	—	440

Total comprehensive income	9,205				12,100	58,915	4,781	75,796
Net distributions to noncontrolling interests	(2,517)	—	(117)	—	—	—	646	529
Adjustment to redemption value of redeemable noncontrolling interests	1,491	—	(1,491)	—	—	—	—	(1,491)
Cancellation of restricted stock for tax withholdings on vested shares	—	9	(3,354)	—	—	—	—	(3,345)
Tax benefit from exercise of options	—	—	(4,945)	—	—	—	—	(4,945)
Share-based compensation	—	—	12,286	—	—	—	—	12,286

Balance, March 31, 2009	$306,942	$934	$1,153,498	$(6,678)	$(283,475)	$835,164	$78,686	$1,778,129

10.	COMPREHENSIVE INCOME (LOSS)

The following table presents the components of comprehensive income (loss), net of related taxes. The net change in fair value of interest rate swap agreements is a function of the spread between the fixed interest rate of each swap and the underlying variable interest rate under the Credit Facility, the change in fair value of available for sale securities is the unrealized gain (losses) on the related investments and the amortization of unrecognized

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pension cost components is the amortization of prior service costs and credits and actuarial gains and losses (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Net income	$72,901	$68,736
Net change in fair value of interest rate swaps	12,910	(104,554)
Net change in fair value of available for sale securities	(1,250)	(753)
Amortization of unrecognized pension components	440	(993)

Comprehensive income (loss)	85,001	(37,564)
Less: Comprehensive income attributable to noncontrolling interests	13,986	8,609

Comprehensive income (loss) attributable to Community Health Systems, Inc.	$71,015	$(46,173)

The net change in fair value of the interest rate swaps, the net change in fair value of available for sale securities and amortization of unrecognized pension cost components are included in accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets.

11.	EQUITY INVESTMENTS

As of March 31, 2009, the Company owns equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest; an equity interest of 38.0% in three hospitals in Macon, Georgia in which HCA, Inc. owns the majority interest; and an equity interest of 50.0% in a hospital in El Dorado, Arkansas in which the SHARE Foundation, a not-for-profit foundation, owns the remaining 50.0% interest. These equity investments were acquired as part of the acquisition of Triad. The Company uses the equity method of accounting for its investments in these entities. The Company’s investment in unconsolidated affiliates is $430.7 million and $421.6 million at March 31, 2009 and December 31, 2008, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is $12.9 million representing the Company’s equity in pre-tax earnings from investments in unconsolidated affiliates for each of the three months ended March 31, 2009 and 2008.

Summarized combined financial information for the three months ended March 31, 2009 and 2008, for the unconsolidated entities in which the Company owns an equity interest is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Revenues	$375,698	$363,667
Operating costs and expenses	324,674	319,694
Net income	51,038	45,975

The summarized financial information for the three months ended March 31, 2009 and 2008 was derived from the unaudited financial information provided to the Company by the equity investee.

12.	LONG-TERM DEBT

Credit Facility and Notes

On July 25, 2007, CHS entered into the Credit Facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The Credit Facility consisted of a $6.065 billion funded term loan facility with a maturity of seven years, a $400 million delayed draw term loan facility with a maturity of seven years and a $750 million revolving credit facility with a maturity of nine years. As of December 31, 2007, the $400 million delayed draw term loan facility had been reduced to $300 million at the request of CHS. During the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fourth quarter of 2008, $100 million of the delayed draw term loan was drawn by CHS, reducing the delayed draw term loan availability to $200 million at December 31, 2008. In January 2009, CHS drew down the remaining $200 million of the delayed draw term loan. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. In connection with the consummation of the acquisition of Triad, CHS used a portion of the net proceeds from its Credit Facility and the Notes offering to repay its outstanding debt under the previously outstanding credit facility, the 6.50% senior subordinated notes due 2012 and certain of Triad’s existing indebtedness. During the third quarter of 2007, the Company recorded a pre-tax write-off of approximately $13.9 million in deferred loan costs relative to the early extinguishment of the debt under the previously outstanding credit facility and incurred tender and solicitation fees of approximately $13.4 million on the early repayment of the Company’s $300 million aggregate principal amount of 6.50% senior subordinated notes due 2012 through a cash tender offer and consent solicitation.

The Credit Facility requires quarterly amortization payments of each term loan facility equal to 0.25% of the outstanding amount of the term loans, if any, with the outstanding principal balance payable on July 25, 2014.

The term loan facility must be prepaid in an amount equal to (1) 100% of the net cash proceeds of certain asset sales and dispositions by the Company and its subsidiaries, subject to certain exceptions and reinvestment rights, (2) 100% of the net cash proceeds of issuances of certain debt obligations or receivables based financing by the Company and its subsidiaries, subject to certain exceptions, and (3) 50%, subject to reduction to a lower percentage based on the Company’s leverage ratio (as defined in the Credit Facility generally as the ratio of total debt on the date of determination to the Company’s EBITDA, as defined, for the four quarters most recently ended prior to such date), of excess cash flow (as defined) for any year, commencing in 2008, subject to certain exceptions. Voluntary prepayments and commitment reductions are permitted in whole or in part, without any premium or penalty, subject to minimum prepayment or reduction requirements.

The obligor under the Credit Facility is CHS. All of the obligations under the Credit Facility are unconditionally guaranteed by the Company and certain existing and subsequently acquired or organized domestic subsidiaries. All obligations under the Credit Facility and the related guarantees are secured by a perfected first priority lien or security interest in substantially all of the assets of the Company, CHS and each subsidiary guarantor, including equity interests held by the Company, CHS or any subsidiary guarantor, but excluding, among others, the equity interests of non-significant subsidiaries, syndication subsidiaries, securitization subsidiaries and joint venture subsidiaries.

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at CHS’s option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus one-half of 1.0%, or (b) a reserve adjusted London interbank offered rate for dollars (Eurodollar Rate) (as defined). The applicable percentage for term loans is 1.25% for Alternate Base Rate loans and 2.25% for Eurodollar rate loans. The applicable percentage for revolving loans is initially 1.25% for Alternate Base Rate revolving loans and 2.25% for Eurodollar revolving loans, in each case subject to reduction based on the Company’s leverage ratio. Loans under the swingline subfacility bear interest at the rate applicable to Alternate Base Rate loans under the revolving credit facility.

CHS has agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to Eurodollar rate loans under the revolving credit facility times the maximum aggregate amount available to be drawn under all letters of credit outstanding under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit will also receive a customary fronting fee and other customary processing charges. CHS is initially obligated to pay commitment fees of 0.50% per annum (subject to reduction based upon the Company’s leverage ratio) on the unused portion of the revolving credit facility. For purposes of this calculation, swingline loans are not treated as usage of the revolving credit facility. With respect to the delayed draw term loan facility, CHS was also obligated to pay commitment fees of 0.50% per annum for the first nine months after the closing of the Credit Facility, 0.75% per annum for the next three months after such nine-month period and

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

thereafter, 1.0% per annum. In each case, the commitment fee was paid on the unused amount of the delayed draw term loan facility. After the draw down of the remaining $200 million of the delayed draw term loan in January 2009, CHS no longer pays commitment fees for the delayed draw term loan facility. CHS paid arrangement fees on the closing of the Credit Facility and pays an annual administrative agent fee.

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting, subject to certain exceptions, the Company’s and its subsidiaries’ ability to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of the Company’s businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change the Company’s fiscal year. The Company is also required to comply with specified financial covenants (consisting of a leverage ratio and an interest coverage ratio) and various affirmative covenants.

Events of default under the Credit Facility include, but are not limited to, (1) CHS’s failure to pay principal, interest, fees or other amounts under the credit agreement when due (taking into account any applicable grace period), (2) any representation or warranty proving to have been materially incorrect when made, (3) covenant defaults subject, with respect to certain covenants, to a grace period, (4) bankruptcy events, (5) a cross default to certain other debt, (6) certain undischarged judgments (not paid within an applicable grace period), (7) a change of control, (8) certain ERISA-related defaults and (9) the invalidity or impairment of specified security interests, guarantees or subordination provisions in favor of the administrative agent or lenders under the Credit Facility.

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

Pursuant to a registration rights agreement entered into at the time of the issuance of the Notes, as a result of an exchange offer made by CHS, substantially all of the Notes issued in July 2007 were exchanged in November 2007 for new notes (the “Exchange Notes”) having terms substantially identical in all material respects to the Notes (except that the Exchange Notes were issued under a registration statement pursuant to the Securities Act of 1933, as amended). References to the Notes shall also be deemed to include Exchange Notes unless the context provides otherwise.

During the three months ended December 31, 2008, the Company repurchased on the open market and cancelled $110.5 million of principal amount of the Notes. This resulted in a net gain from early extinguishment of debt of $2.5 million with an after-tax impact of $1.6 million.

During the three months ended March 31, 2009, the Company repurchased on the open market and cancelled $60.5 million of principal amount of the Notes. This resulted in a net gain from early extinguishment of debt of $2.4 million with an after-tax impact of $1.5 million.

As of March 31, 2009, the availability for additional borrowings under the Credit Facility was $750 million pursuant to the revolving credit facility, of which $89.7 million was set aside for outstanding letters of credit. CHS also has the ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) under the Credit Facility, which has not yet been accessed. CHS also has the ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $600 million, which CHS has not yet accessed. As of March 31, 2009, the weighted-average interest rate under the Credit Facility, excluding swaps, was 3.7%.

Cash paid for interest, net of interest income, was $232.9 million and $229.1 million during the three months ended March 31, 2009 and 2008, respectively.

13.	FAIR VALUE

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, provides a framework for measuring fair value, and expands disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurement; it does not require any new fair value measurements. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007, and was adopted by the Company as of January 1, 2008. The adoption of this statement has not had a material effect on the Company’s consolidated results of operations or consolidated financial position.

In February 2008, the FASB issued FASB Statement of Position No. 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”). FSP 157-2 deferred the effective date of the provisions of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and was adopted by the Company as of January 1, 2009. The adoption of this statement has not had a material effect on the Company’s consolidated results of operations or consolidated financial position.

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

In instances where the determination of the fair value hierarchy measurement is based on inputs from different levels of the fair value hierarchy, the level in the fair value hierarchy within which the entire fair value measurement falls is based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment of factors specific to the asset or liability.

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2009 (in thousands):

	March 31,
	2009	Level 1	Level 2	Level 3

Available-for-sale securities	$6,158	$6,158	$—	$—
Trading securities	19,032	19,032	—	—

Total assets	$25,190	$25,190	$—	$—

Fair value of interest rate swap agreements	$414,962	$—	$414,962	$—

Total liabilities	$414,962	$—	$414,962	$—

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

To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments (CVAs) to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at March 31, 2009 resulted in

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

a decrease in the fair value of the related liability of $27.2 million and an after-tax adjustment of $17.4 million to other comprehensive income.

The majority of the inputs used to value its interest rate swap agreements, including the forward interest rate curves and market perceptions of the Company’s credit risk used in the CVAs, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuations are classified in Level 2 of the fair value hierarchy.

The contractual obligation liability recorded during the year ended December 31, 2008, represented the fair value of a put option assumed in connection with a business combination using unobservable inputs and assumptions available to the Company. The contractual obligation represented by this liability was settled during the three months ended March 31, 2009, as a result of the sale of ownership interest in the partnership that owned Presbyterian Hospital of Denton. The following table presents a reconciliation of the beginning and ending balance of the contractual obligation liability (in thousands):

Contractual
Obligation
Liability

Balance at January 1, 2009	$48,985
Settlement of contractual obligation liability	(48,985)

Balance at March 31, 2009	$—

14.	DERIVATIVE INSTRUMENTS

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 expands the disclosure requirements for derivative instruments and for hedging activities in order to provide additional understanding of how an entity uses derivative instruments and how they are accounted for and reported in an entity’s financial statements. The new disclosure requirements for SFAS No. 161 are effective for fiscal years beginning after November 15, 2008, and were adopted by the Company on January 1, 2009. The adoption of this statement has not had a material effect on the Company’s consolidated results of operations or consolidated financial position.

The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with the term loans in the Credit Facility. SFAS No. 133 requires companies to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated statement of financial position. In accordance with SFAS No. 133, the Company designates interest rate swaps as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

The Company’s derivative instruments had no effect on the Company’s consolidated results of operations for the three months ended March 31, 2009 and 2008.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of derivative instruments in the condensed consolidated balance sheets as of March 31, 2009 and 2008 were as follows (in thousands):

	Asset Derivatives March 31,				Liability Derivatives March 31,
	2009		2008		2009		2008
	Balance		Balance		Balance		Balance
	Sheet		Sheet		Sheet		Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under Statement 133	Other assets, net	$—	Other assets, net	$—	Other long-term liabilities	$414,962	Other long-term liabilities	$284,848

15.	SEGMENT INFORMATION

The Company operates in three distinct operating segments, represented by hospital operations (which includes its general acute care hospitals and related healthcare entities that provide inpatient and outpatient health care services), home health agency operations (which provide in-home outpatient care), and hospital management services (which provides executive management and consulting services to non-affiliated acute care hospitals). Only the hospital operations segment meets the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS No. 131”), as a separate reportable segment. The financial information for the home health agencies and management services segments do not meet the quantitative thresholds defined in SFAS No. 131 and are combined into the corporate and all other reportable segment.

The distribution between reportable segments of the Company’s revenues and income from continuing operations before income taxes is summarized in the following tables (in thousands):

	Three Months Ended
	March 31,
	2009	2008

Revenues:
Hospital operations	$2,830,688	$2,627,239
Corporate and all other	61,702	61,685

	$2,892,390	$2,688,924

Income from continuing operations before income taxes:
Hospital operations	$140,270	$124,676
Corporate and all other	(33,607)	(34,301)

	$106,663	$90,375

16.	CONTINGENCIES

The Company is a party to various legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

In a letter dated October 4, 2007, the Civil Division of the Department of Justice notified the Company that, as a result of an investigation into the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients, it believes the Company and three of its New Mexico hospitals have caused the State of New Mexico to submit improper claims for federal funds in violation of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc. The federal government has not yet filed its complaint in intervention. The Company is vigorously defending this action.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	SUBSEQUENT EVENTS

Effective April 1, 2009, one or more subsidiaries of the Company acquired the remaining 50% equity interest from Share Foundation in MCSA L.L.C., an entity in which one or more subsidiaries of the Company previously had a 50% noncontrolling interest and for which it provided certain management services. This acquisition gives these subsidiaries of the Company a 100% equity interest in that entity. MCSA L.L.C. owns and operates Medical Center of South Arkansas (166 licensed beds) in El Dorado, Arkansas. The purchase price was $26.0 million in cash. As of the acquisition date, one or more subsidiaries of the Company had a liability to MCSA L.L.C. of $14.1 million, as a result of a cash management agreement previously entered into with the hospital. Upon completion of the acquisition, this liability was eliminated in consolidation as an intercompany transaction.

On April 2, 2009, the Company paid down $110.4 million of its term loans under the Credit Facility.

On April 1, 2009, one or more subsidiaries of the Company entered into a definitive agreement to acquire Wyoming Valley Health Care System in Wilkes-Barre, Pennsylvania. This health care system includes Wilkes-Barre General Hospital, a 410-bed, full-service acute care hospital located in Wilkes-Barre and First Hospital Wyoming Valley, a behavioral health hospital located in Kingston, Pennsylvania, as well as other outpatient and ancillary services. The transaction, subject to federal and state approvals, is expected to close in the second quarter of 2009.

18.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In connection with the consummation of the Triad acquisition, CHS obtained $7.215 billion of senior secured financing under the Credit Facility and issued the Notes in the aggregate principal amount of $3.021 billion. The Notes are senior unsecured obligations of CHS and are guaranteed on a senior basis by the Company and by certain of existing and subsequently acquired or organized 100% owned domestic subsidiaries.

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

The accounting policies used in the preparation of this financial information are consistent with those elsewhere in the consolidated financial statements of the Company, except as noted below:

•	Intercompany receivables and payables are presented gross in the supplemental consolidating balance sheets.

•	Cash flows from intercompany transactions are presented in cash flows from financing activities, as changes in intercompany balances with affiliates, net.

•	Income tax expense is allocated from the parent guarantor to the income producing operations (other guarantors and non-guarantors) and the issuer through stockholders’ equity. As this approach represents an allocation, the income tax expense allocation is considered non-cash for statement of cash flow purposes.

•	Interest expense, net has been presented to reflect net interest expense and interest income from outstanding long-term debt and intercompany balances.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
March 31, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$418,135	$113,997	$—	$532,132
Patient accounts receivable, net of allowance for doubtful accounts	—	—	1,040,792	603,127	—	1,643,919
Supplies	—	—	171,960	103,420	—	275,380
Deferred income taxes	91,875	—	—	—	—	91,875
Prepaid expenses and taxes	—	64	69,180	19,473	—	88,717
Other current assets	—	145	105,621	89,347	—	195,113

Total current assets	91,875	209	1,805,688	929,364	—	2,827,136

Intercompany receivable	904,443	9,790,814	15,665,930	2,424,702	(28,785,889)	—

Property and equipment, net	—	—	3,752,194	2,116,099	—	5,868,293

Goodwill	—	—	2,273,313	1,900,095	—	4,173,408

Other assets, net of accumulated amortization	—	164,096	364,588	516,845	—	1,045,529

Net investment in subsidiaries	1,216,147	4,504,039	3,059,872	—	(8,780,058)	—

Total assets	$2,212,465	$14,459,158	$26,921,585	$7,887,105	$(37,565,947)	$13,914,366

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$12,066	$18,046	$2,560	$—	$32,672
Accounts payable	20	1	302,040	163,332	—	465,393
Current income taxes payable	17,668	—	—	—	—	17,668
Deferred income taxes	6,740	—	—	—	—	6,740
Interest payable (receivable)	—	84,198	571	(1,666)	—	83,103
Accrued liabilities	8,869	567	514,007	273,989	—	797,432

Total current liabilities	33,297	96,832	834,664	438,215	—	1,403,008

Long-term debt	—	9,004,140	28,925	41,887	—	9,074,952

Intercompany payable	—	3,909,995	24,541,289	6,908,413	(35,359,697)	—

Deferred income taxes	461,098	—	—	—	—	461,098

Other long-term liabilities	18,627	414,962	247,429	209,219	—	890,237

Total liabilities	513,022	13,425,929	25,652,307	7,597,734	(35,359,697)	11,829,295

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	32,198	274,744	—	306,942

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	934	—	1	2	(3)	934
Additional paid-in capital	1,153,498	505,614	481,912	—	(987,526)	1,153,498
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive loss	(283,475)	(283,475)	(17,899)	—	301,374	(283,475)
Retained earnings	835,164	811,090	773,066	(64,061)	(1,520,095)	835,164

Total Community Health Systems, Inc. stockholders’ equity	1,699,443	1,033,229	1,237,080	(64,059)	(2,206,250)	1,699,443
Noncontrolling interests in equity of consolidated subsidiaries	—	—	—	78,686	—	78,686

Total equity	1,699,443	1,033,229	1,237,080	14,627	(2,206,250)	1,778,129

Total liabilities and equity	$2,212,465	$14,459,158	$26,921,585	$7,887,105	$(37,565,947)	$13,914,366

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$153,982	$66,673	$—	$220,655
Patient accounts receivable, net of allowance for doubtful accounts	—	—	1,026,757	587,202	—	1,613,959
Supplies	—	—	170,320	102,617	—	272,937
Deferred income taxes	91,875	—	—	—	—	91,875
Prepaid expenses and taxes	92,710	111	65,981	6,808	—	165,610
Other current assets	—	85	133,143	106,786	—	240,014

Total current assets	184,585	196	1,550,183	870,086	—	2,605,050

Intercompany receivable	1,026,905	9,325,281	6,894,083	3,334,832	(20,581,101)	—

Property and equipment, net	—	—	3,731,113	2,137,946	—	5,869,059

Goodwill	—	—	2,276,226	1,889,865	—	4,166,091

Other assets, net of accumulated amortization	—	171,396	317,561	689,097	—	1,178,054

Net investment in subsidiaries	1,109,833	4,300,545	2,984,734	—	(8,395,112)	—

Total assets	$2,321,323	$13,797,418	$17,753,900	$8,921,826	$(28,976,213)	$13,818,254

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$12,066	$3,490	$13,906	$—	$29,462
Accounts payable	70	—	375,803	153,556	—	529,429
Current income taxes payable	—	—	—	—	—	—
Deferred income taxes	6,740	—	—	—	—	6,740
Interest payable (receivable)	—	152,070	1,257	(1,099)	—	152,228
Accrued liabilities	8,869	567	471,204	335,471	—	816,111

Total current liabilities	15,679	164,703	851,754	501,834	—	1,533,970

Long-term debt	—	8,865,390	35,007	37,587	—	8,937,984

Intercompany payable	200,600	3,369,977	15,421,462	7,929,837	(26,921,876)	—

Deferred income taxes	460,793	—	—	—	—	460,793

Other long-term liabilities	18,211	435,134	218,952	215,148	—	887,445

Total liabilities	695,283	12,835,204	16,527,175	8,684,406	(26,921,876)	11,820,192

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	49,770	248,993	—	298,763

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	925	—	1	2	(3)	925
Additional paid-in capital	1,151,119	494,282	469,728	—	(964,010)	1,151,119
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive loss	(295,575)	(295,575)	(17,090)	—	312,665	(295,575)
Retained earnings	776,249	763,507	724,316	(84,834)	(1,402,989)	776,249

Total Community Health Systems, Inc. stockholders’ equity	1,626,040	962,214	1,176,955	(84,832)	(2,054,337)	1,626,040
Noncontrolling interests in equity of consolidated subsidiaries	—	—	—	73,259	—	73,259

Total equity	1,626,040	962,214	1,176,955	(11,573)	(2,054,337)	1,699,299

Total liabilities and equity	$2,321,323	$13,797,418	$17,753,900	$8,921,826	$(28,976,213)	$13,818,254

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$1,800,474	$1,091,916	$—	$2,892,390

Operating costs and expenses:
Salaries and benefits	—	—	696,391	467,753	—	1,164,144
Provision for bad debts	—	—	228,139	107,312	—	335,451
Supplies	—	—	243,902	158,552	—	402,454
Other operating expenses	—	—	307,662	232,062	—	539,724
Rent	—	—	32,028	27,915	—	59,943
Depreciation and amortization	—	—	85,824	49,708	—	135,532

Total operating costs and expenses	—	—	1,593,946	1,043,302	—	2,637,248

Income from operations	—	—	206,528	48,614	—	255,142
Interest expense, net	—	17,917	138,511	7,382	—	163,810
(Gain) loss from early extinguishment of debt	—	(2,412)	—	—	—	(2,412)
Equity in earnings of unconsolidated affiliates	(58,915)	(60,121)	(34,505)	—	140,622	(12,919)

Income from continuing operations before income taxes	58,915	44,616	102,522	41,232	(140,622)	106,663
Provision for (benefit from) income taxes	—	(14,299)	38,116	11,715	—	35,532

Income from continuing operations	58,915	58,915	64,406	29,517	(140,622)	71,131
Discontinued operations, net of taxes:
Income (loss) from operations of hospitals sold and held for sale	—	—	(211)	2,386	—	2,175
(Loss) gain on sale of hospitals, net	—	—	—	(405)	—	(405)

Income (loss) on discontinued operations	—	—	(211)	1,981	—	1,770

Net income	58,915	58,915	64,195	31,498	(140,622)	72,901
Less: Net income attributable to noncontrolling interests	—	—	3,261	10,725	—	13,986

Net income attributable to Community Health Systems, Inc.	$58,915	$58,915	$60,934	$20,773	$(140,622)	$58,915

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$1,641,592	$1,047,332	$—	$2,688,924

Operating costs and expenses:
Salaries and benefits	—	—	624,830	451,471	—	1,076,301
Provision for bad debts	—	—	194,918	94,784	—	289,702
Supplies	—	—	222,300	158,376	—	380,676
Other operating expenses	—	—	293,721	225,245	—	518,966
Rent	—	—	31,422	27,241	—	58,663
Depreciation and amortization	—	—	76,083	45,187	—	121,270

Total operating costs and expenses	—	—	1,443,274	1,002,304	—	2,445,578

Income from operations	—	—	198,318	45,028	—	243,346
Interest expense, net	—	12,924	135,486	16,117	—	164,527
(Gain) loss from early extinguishment of debt	—	1,328	—	—	—	1,328
Equity in earnings of unconsolidated affiliates	(60,127)	(60,200)	(35,561)	—	143,004	(12,884)

Income from continuing operations before income taxes	60,127	45,948	98,393	28,911	(143,004)	90,375
Provision for (benefit from) income taxes	—	(14,179)	37,883	7,552	—	31,256

Income from continuing operations	60,127	60,127	60,510	21,359	(143,004)	59,119
Discontinued operations, net of taxes:
Income (loss) from operations of hospitals sold and held for sale	—	—	—	—	—	—
(Loss) gain on sale of hospitals, net	—	—	—	9,617	—	9,617

Income (loss) on discontinued operations	—	—	—	9,617	—	9,617

Net income	60,127	60,127	60,510	30,976	(143,004)	68,736
Less: Net income attributable to noncontrolling interests	—	—	547	8,062	—	8,609

Net income attributable to Community Health Systems, Inc.	$60,127	$60,127	$59,963	$22,914	$(143,004)	$60,127

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$59,965	$(76,391)	$182,546	$93,307	$—	$259,427

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(15,100)	(1,953)	—	(17,053)
Purchases of property and equipment	—	—	(100,090)	(35,931)	—	(136,021)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	89,909	—	89,909
Proceeds from sale of property and equipment	—	—	195	131	—	326
Increase in other non-operating assets	—	—	(31,203)	(5,141)	—	(36,344)

Net cash (used in) provided by investing activities	—	—	(146,198)	47,015	—	(99,183)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	—	—	—	—	—
Excess tax benefits relating to stock-based compensation	—	—	—	—	—	—
Deferred financing costs	—	(57)	—	—	—	(57)
Proceeds from noncontrolling investors in joint ventures	—	—	117	21,805	—	21,922
Redemption of noncontrolling investments in joint ventures	—	—	—	(167)	—	(167)
Distributions to noncontrolling investors in joint ventures	—	—	—	(6,595)	—	(6,595)
Changes in intercompany balances with affiliates, net	(59,965)	(61,852)	228,078	(106,261)	—	—
Borrowings under credit agreement	—	200,000	—	—	—	200,000
Repayments of long-term indebtedness	—	(61,700)	(390)	(1,780)	—	(63,870)

Net cash (used in) provided by financing activities	(59,965)	76,391	227,805	(92,998)	—	151,233

Net change in cash and cash equivalents	—	—	264,153	47,324	—	311,477
Cash and cash equivalents at beginning of period	—	—	153,982	66,673	—	220,655

Cash and cash equivalents at end of period	$—	$—	$418,135	$113,997	$—	$532,132

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(44,739)	$(102,699)	$386,789	$(134,692)	$(49,526)	$55,133

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(1,685)	(20)	—	(1,705)
Purchases of property and equipment	—	—	(89,229)	(52,464)	—	(141,693)
Proceeds from disposition of hospitals and other ancillary services	—	—		365,680	—	365,680
Proceeds from sale of property and equipment	—	—	904	12,813	—	13,717
Increase in other non-operating assets	—	—	(54,522)	(43,660)	—	(98,182)

Net cash (used in) provided by investing activities	—	—	(144,532)	282,349	—	137,817

Cash flows from financing activities:
Proceeds from exercise of stock options	94	—	—	—	—	94
Excess tax benefits relating to stock-based compensation	(947)	—	—	—	—	(947)
Deferred financing costs	—	(2,232)	—	—	—	(2,232)
Proceeds from noncontrolling investors in joint ventures	—	—	—	12,881	—	12,881
Redemption of noncontrolling investments in joint ventures	—	—	—	—	—	—
Distributions to noncontrolling investors in joint ventures	—	—	—	(7,524)	—	(7,524)
Changes in intercompany balances with affiliates, net	45,592	266,725	(65,785)	(246,532)	—	—
Borrowings under credit agreement	—	25,000	—	—	—	25,000
(Repayments) borrowings of long-term indebtedness	—	(186,794)	(79,442)	77,493	—	(188,743)

Net cash provided by (used in) financing activities	44,739	102,699	(145,227)	(163,682)	—	(161,471)

Net change in cash and cash equivalents	—	—	97,030	(16,025)	(49,526)	31,479
Cash and cash equivalents at beginning of period	—	—	114,075	18,799	—	132,874

Cash and cash equivalents at end of period	$—	$—	$211,105	$2,774	$(49,526)	$164,353

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our unaudited condensed consolidated financial statements and accompanying notes included herein.

Throughout this Quarterly Report on Form 10-Q, Community Health Systems, Inc., the parent company, and its consolidated subsidiaries are referred to on a collective basis using words like “we,” “our,” “us” and the “Company”. This drafting style is not meant to indicate that the publicly-traded parent company or any subsidiary of the parent company owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc. References to the Company may include one or more of its subsidiaries.

Executive Overview

We are the largest publicly traded operator of hospitals in the United States in terms of number of facilities and net operating revenues. We provide healthcare services through these hospitals that we own and operate in non-urban and selected urban markets. We generate revenue primarily by providing a broad range of general hospital healthcare services to patients in the communities in which we are located. We currently have 119 general acute care hospitals included in continuing operations. In addition, we own two home care agencies, located in markets where we do not operate a hospital, and through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

During the three months ended March 31, 2009, we continued to navigate the uncertainties of the global economic downturn and the related volatility being experienced in the fixed income, credit, currency and equity markets. Credit markets remained tightened and there remains a low level of liquidity in many financial markets. As we had previously disclosed in our Annual Report on Form 10-K filed with the SEC on February 27, 2009, we believe that a cautious approach to our acquisition strategy is warranted in this environment. During the three months ended March 31, 2009, we completed the previously announced acquisition of a hospital in Siloam Springs, Arkansas. On April 1, 2009, we acquired the remaining 50% interest in a hospital in El Dorado, Arkansas, in which we previously were a joint venture partner, but did not consolidate its operations. We also plan to complete the acquisition of one additional health care system in the quarter ending June 30, 2009 pursuant to a definitive agreement entered into on April 1, 2009.

Despite these uncertainties in the economy, our net operating revenue for the three months ended March 31, 2009 increased to $2.892 billion, as compared to $2.689 billion for the three months ended March 31, 2008. Income from continuing operations, before noncontrolling interests, for the three months ended March 31, 2009 increased 20.3% over the three months ended March 31, 2008. This increase during the three months ended March 31, 2009, as compared to the three months ended March 31, 2008 is due primarily to an increase in billing rates, an increase in surgeries performed at our hospitals, the realization of synergies from the Triad acquisition and the recognition of cost savings from our ability to effectively control costs. Total admissions for the three months ended March 31, 2009 decreased 2.2% compared to the three months ended March 31, 2008. This decrease was due primarily to a decrease in lower acuity flu and respiratory-related admissions, the loss of one day in the three months ended March 31, 2009, compared to the three months ended March 31, 2008, since 2008 was a leap year and the loss of admissions from closing certain unprofitable services. The decreases were partially offset by an increase in higher acuity surgeries.

Self-pay revenues represented approximately 11.6% of our net operating revenues for the three months ended March 31, 2009, as compared to 10.8% for the three months ended March 31, 2008. The value of charity care services relative to total net operating revenues remained unchanged at 3.7% for the three months ended March 31, 2009, compared to the three months ended March 31, 2008. Uninsured and underinsured patients continue to be an industry-wide issue, and we anticipate this trend will continue into the foreseeable future. However, we do not anticipate a significant amount of continuing deterioration resulting from our self-pay business as evidenced by the lack of growth in our business from self-pay patients as compared to the prior year.

As a result of our current levels of cash, available borrowing capacity, long-term outlook on our debt repayments and our continued projection of our ability to generate cash flows, we do not anticipate a significant impact on our ability to invest the necessary capital in our business over the next twelve months and into the foreseeable future. We believe there continues to be ample opportunity for growth in substantially all of our markets by decreasing the need for patients to travel outside their communities for health care services. Furthermore, we continue to benefit from synergies from the acquisition of Triad Hospitals, Inc., or Triad, and will continue to strive to improve operating efficiencies and procedures in order to improve our profitability at all of our hospitals.

Sources of Consolidated Net Operating Revenue

The following table presents the approximate percentages of net operating revenue derived from Medicare, Medicaid, managed care, self-pay and other sources for the periods indicated. The data for the periods presented are not strictly comparable due to the significant effect that hospital acquisitions have had on these statistics.

	Three Months Ended
	March 31,
	2009	2008

Medicare	27.8%	28.6%
Medicaid	8.4%	8.3%
Managed Care and other third party payors	52.2%	52.3%
Self-pay	11.6%	10.8%

Total	100.0%	100.0%

As shown above, we receive a substantial portion of our revenue from the Medicare and Medicaid programs. Included in Managed Care and other third party payors is net operating revenue from insurance companies with which we have insurance provider contracts, Managed Care Medicare, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers, and non-patient service revenue, such as rental income and cafeteria sales.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month periods ended March 31, 2009 and 2008. In the future, we expect the percentage of revenues received from the Medicare program to increase due to the general aging of the population.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended
	March 31,
	2009	2008
	(Expressed as a percentage of net operating revenues)

Consolidated(a)
Net operating revenues	100.0%	100.0%
Operating expenses(b)	(86.4)	(86.5)
Depreciation and amortization	(4.7)	(4.5)

Income from operations	8.9	9.0
Interest expense, net	(5.7)	(6.1)
Gain from early extinguishment of debt	0.1	—
Equity in earnings of unconsolidated affiliates	0.4	0.5

Income from continuing operations before income taxes	3.7	3.4
Provision for income taxes	(1.2)	(1.2)

Income from continuing operations	2.5	2.2
Income on discontinued operations, net of tax	—	0.4

Net income	2.5	2.6
Less: Net income attributable to noncontrolling interests	(0.5)	(0.4)

Net income attributable to Community Health Systems, Inc.	2.0%	2.2%

Three Months Ended
March 31,
2009

Percentage increase (decrease) from same period prior year(a):
Net operating revenues	7.6%
Admissions	(2.2)
Adjusted admissions(c)	0.2
Average length of stay	—
Net income attributable to Community Health Systems, Inc.(d)	(2.0)
Same-store percentage increase from same period prior year(a)(e):
Net operating revenues	4.3%
Admissions	(4.9)
Adjusted admissions(c)	(2.4)

(a)	Pursuant to Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144, we have restated our prior period financial statements and statistical results to reflect discontinued operations.

(b)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses.

(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Includes loss from operations of discontinued hospitals and gain on sale of discontinued hospitals.

(e)	Includes other acquired hospitals to the extent we operated them in both years.

Three months Ended March 31, 2009 Compared to Three months Ended March 31, 2008

Net operating revenues increased $203 million to $2.892 billion for the three months ended March 31, 2009, from $2.689 billion for the three months ended March 31, 2008. Growth from hospitals owned throughout both periods contributed $116 million of that increase and $87 million was contributed by hospitals acquired in 2009 and 2008. On a same-store basis, this represents an increase in net revenue of 4.3%. The increase from hospitals that we owned throughout both periods was attributable to acuity level of services provided along with rate increases and payor mix.

On a consolidated basis, inpatient admissions decreased by 2.2% and adjusted admissions increased by 0.2%. On a same-store basis, admissions decreased by 4.9% during the three months ended March 31, 2009. This decrease in admissions was due primarily to a decrease in flu and respiratory-related admissions during the three months ended March 31, 2009, compared to the three months ended March 31, 2008, the 2008 period having one additional day because it was a leap year, and the impact of closing certain unprofitable services.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, decreased to 86.4% for the three months ended March 31, 2009 compared to 86.5% for the three months ended March 31, 2008. Salaries and benefits, as a percentage of net operating revenues, increased 0.2% to 40.2% for the three months ended March 31, 2009, compared to 40.0% for the three months ended March 31, 2008. Provision for bad debts, as a percentage of net operating revenues, increased 0.8% to 11.6% for the three months ended March 31, 2009 compared to 10.8% for the three months ended March 31, 2008. This increase is consistent with bad debt levels experienced in the second half of 2008 and represents an increase in self-pay revenues over the comparable period of 2008. Supplies, as a percentage of net operating revenues, decreased 0.3% to 13.9% for the three months ended March 31, 2009, as compared to 14.2% for the three months ended March 31, 2008. This decrease is primarily the result of improvements from greater utilization of and improved pricing under our purchasing program. Rent and other operating expenses, as a percentage of net operating revenues, decreased 0.8% to 20.7% for the three months ended March 31, 2009, as compared to 21.5% for the three months ended March 31, 2008. Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased 0.1% to 0.4% for the three months ended March 31, 2009, as compared to 0.5% for the three months ended March 31, 2008.

Depreciation and amortization increased from 4.5% of net operating revenues for the three months ended March 31, 2008 to 4.7% of net operating revenues for the three months ended March 31, 2009. The increase in depreciation and amortization as a percentage of net operating revenue is primarily due to the opening of three replacement hospitals in the second and third quarters of 2008.

Interest expense, net, decreased by $0.7 million from $164.5 million for the three months ended March 31, 2008 to $163.8 million for the three months ended March 31, 2009. Since 2008 was a leap year, one additional day in the quarter resulted in an additional $1.8 million of interest expense, which was not incurred in 2009. This decrease in interest expense was offset by an increase in our average outstanding debt during the three months ended March 31, 2009, compared to the three months ended March 31, 2008, resulting in an increase of $1.1 million of interest expense.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes increasing $16.3 million from $90.4 million for the three months ended March 31, 2008 to $106.7 million for the three months ended March 31, 2009.

Provision for income taxes increased from $31.3 million for the three months ended March 31, 2008 to $35.5 million for the three months ended March 31, 2009, due primarily to an increase in taxable income in the comparable period resulting from both the gain on early extinguishment of debt, as well as the decrease in operating expenses as a percentage of net operating revenues.

Income from continuing operations as a percentage of net operating revenue increased from 2.2% for the three months ended March 31, 2008 to 2.5% for the three months ended March 31, 2009. Net income as a percentage of net operating revenue decreased from 2.6% for the three months ended March 31, 2008 to 2.5% for the three months ended March 31, 2009. The increase in income from continuing operations as a percentage of net operating revenue is primarily a result of the net decreases in operating expenses, as discussed above.

Net income attributable to noncontrolling interests as a percentage of net income was 0.5% for the three months ended March 31, 2009, compared to 0.4% for the three months ended March 31, 2008. This increase is due primarily to additional syndications entered into after the first quarter of 2008.

Net income attributable to Community Health Systems, Inc. was $58.9 million for the three months ended March 31, 2009, compared to $60.1 million for the three months ended March 31, 2008, representing a decrease of 2.0%, as net income for the three months ended March 31, 2008 included a gain of $9.6 million from the sale of hospitals during that period.

Liquidity and Capital Resources

Net cash provided by operating activities increased $204.3 million, from $55.1 million for the three months ended March 31, 2008 to $259.4 million for the three months ended March 31, 2009. The increase in cash flows, in comparison to the prior year period, is the net result of a decrease in net income attributable to Community Health Systems, Inc. of $1.2 million, increases in non-cash expenses of $20.5 million, consisting primarily of depreciation, an increase in cash flows from improved collections on accounts receivable of $82.0 million, increases in cash flows from net changes in supplies, prepaid expenses and other current assets of $19.0 million, and net changes in accounts payable, accrued liabilities and income taxes and other working capital assets and liabilities of $84.0 million, consisting primarily of income tax refunds of approximately $62.4 million.

The cash used in investing activities was $99.2 million for the three months ended March 31, 2009, compared to a net cash inflow of $137.8 million for the three months ended March 31, 2008. Proceeds from the sale of facilities were higher in 2008 by $275.8 million due to the sale of 11 hospitals in 2008 versus the sale of one hospital in 2009.

The cash used in financing activities was $161.5 million for the three months ended March 31, 2008, compared to net cash provided by financing activities of $151.2 million for the three months ended March 31, 2009. This change is primarily due to an increase in borrowing under our Credit Facility.

Capital Expenditures

Cash expenditures related to purchases of facilities were $17.1 million for the three months ended March 31, 2009, compared to $1.7 million for the three months ended March 31, 2008. These expenditures during the three months ended March 31, 2009 include the purchase of a hospital and an ambulatory surgery center and settlement of working capital items from a prior year acquisition. The expenditures during the three months ended March 31, 2008 were for the acquisition of four physician practices.

Excluding the cost to construct replacement hospitals, our capital expenditures for the three months ended March 31, 2009 totaled $135.7 million, compared to $92.1 million for the three months ended March 31, 2008. These capital expenditures related primarily to the purchase of additional equipment and minor renovations. Costs to construct replacement hospitals for the three months ended March 31, 2009 totaled $0.3 million, compared to $49.6 million for the three months ended March 31, 2008. Pursuant to hospital purchase agreements in effect as of March 31, 2009, where required certificate of need approval has been obtained, we are required to build replacement facilities in Valparaiso, Indiana by April 2011 and in Siloam Springs, Arkansas by February 2013. Also as required by an amendment to a lease agreement entered into in 2005, we agreed to build a replacement facility at Barstow Community Hospital in Barstow, California. Estimated construction costs, including equipment costs, are approximately $304.0 million for these three replacement facilities. In addition, in October 2008, after the purchase of the minority owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of an alternate site for a replacement hospital rather than the one previously selected by Triad. The new site includes a partially constructed hospital structure, for which we are currently assessing completion costs, to be used for relocating the existing Birmingham facility. This project is subject to the approval of a certificate of need. Upon receiving the certificate of need, and after resolution of any legal opposition, we will undertake completion of the unfinished facility.

Capital Resources

Net working capital was $1.424 billion at March 31, 2009, compared to $1.071 billion at December 31, 2008. The $353 million increase was attributable primarily to an increase in cash and accounts receivable and a decrease in accounts payable, accrued interest and prepaid taxes, which reflects the timing of our cash collections and payments. The increase in cash is also attributable to the $200 million draw down of the delayed draw term loan in January 2009 and the receipt of cash in connection with the sale of our partnership interest in a partnership which owned and operated Presbyterian Hospital of Denton.

In connection with the consummation of the Triad acquisition in July 2007, we obtained $7.215 billion of senior secured financing under a Credit Facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The Credit Facility consisted of a $6.065 billion funded term loan facility with a maturity of seven years, a $300 million delayed draw term loan facility (reduced from $400 million) with a maturity of seven years and a $750 million revolving credit facility with a maturity of nine years. During the fourth quarter of 2008, $100 million of the delayed draw term loan had been drawn down by us reducing the delayed draw term loan availability to $200 million at December 31, 2008. In January 2009, we drew down the remaining $200 million of the delayed draw term loan. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. The Credit Facility requires us to make quarterly amortization payments of each term loan facility equal to 0.25% of the initial outstanding amount of the term loans, if any, with the outstanding principal balance of each term loan facility payable on July 25, 2014.

The term loan facility must be prepaid in an amount equal to (1) 100% of the net cash proceeds of certain asset sales and dispositions by us and our subsidiaries, subject to certain exceptions and reinvestment rights, (2) 100% of the net cash proceeds of issuances of certain debt obligations or receivables based financing by us and our subsidiaries, subject to certain exceptions, and (3) 50%, subject to reduction to a lower percentage based on our leverage ratio (as defined in the Credit Facility generally as the ratio of total debt on the date of determination to our EBITDA, as defined, for the four quarters most recently ended prior to such date), of excess cash flow (as defined) for any year, commencing in 2008, subject to certain exceptions. Voluntary prepayments and commitment reductions are permitted in whole or in part, without premium or penalty, subject to minimum prepayment or reduction requirements.

The obligor under the Credit Facility is CHS/Community Health Systems, Inc., or CHS, a wholly-owned subsidiary of Community Health Systems, Inc. All of our obligations under the Credit Facility are unconditionally guaranteed by Community Health Systems, Inc. and certain existing and subsequently acquired or organized domestic subsidiaries. All obligations under the Credit Facility and the related guarantees are secured by a perfected first priority lien or security interest in substantially all of the assets of Community Health Systems, Inc., CHS and each subsidiary guarantor, including equity interests held by us or any subsidiary guarantor, but excluding, among others, the equity interests of non-significant subsidiaries, syndication subsidiaries, securitization subsidiaries and joint venture subsidiaries.

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus 0.5%, or (b) a reserve adjusted London interbank offered rate for dollars (Eurodollar rate) (as defined). The applicable percentage for term loans is 1.25% for Alternate Base Rate loans and 2.25% for Eurodollar rate loans. The applicable percentage for revolving loans was initially 1.25% for Alternate Base Rate revolving loans and 2.25% for Eurodollar revolving loans, in each case subject to reduction based on our leverage ratio. Loans under the swingline subfacility bear interest at the rate applicable to Alternate Base Rate loans under the revolving credit facility.

We have agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to Eurodollar rate loans under the revolving credit facility times the maximum aggregate amount available to be drawn under all letters of credit outstanding under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit will also receive a customary fronting fee and other customary processing charges. We were initially obligated to pay commitment fees of 0.50% per annum (subject to reduction based upon on our leverage ratio), on the unused portion of the revolving credit facility. For purposes of this calculation, swingline loans are not treated as usage of the revolving credit facility. With respect to the delayed draw term loan facility, we were also obligated to pay commitment fees of 0.50% per annum for the first nine months after the close of the Credit Facility, 0.75% per annum for the next three months after such nine-month period and thereafter 1.0% per annum. In each case, the commitment fee was based on the unused amount of the delayed draw term loan facility. After the draw down of the remaining $200 million of the delayed draw term loan in January 2009, we no longer pay commitment fees for the delayed draw term loan facility. We also paid arrangement fees on the closing of the Credit Facility and pay an annual administrative agent fee.

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our and our subsidiaries’ ability to, among other things and subject to various exceptions, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of our businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change our fiscal year. We and our subsidiaries are also required to comply with specified financial covenants (consisting of a leverage ratio and an interest coverage ratio) and various affirmative covenants.

Events of default under the Credit Facility include, but are not limited to, (1) our failure to pay principal, interest, fees or other amounts under the credit agreement when due (taking into account any applicable grace period), (2) any representation or warranty proving to have been materially incorrect when made, (3) covenant defaults subject, with respect to certain covenants, to a grace period, (4) bankruptcy events, (5) a cross default to certain other debt, (6) certain undischarged judgments (not paid within an applicable grace period), (7) a change of control, (8) certain ERISA-related defaults and (9) the invalidity or impairment of specified security interests, guarantees or subordination provisions in favor of the administrative agent or lenders under the Credit Facility.

As of March 31, 2009, there was approximately $750 million of available borrowing capacity under our Credit Facility, of which $89.7 million was set aside for outstanding letters of credit.

During the three months ended December 31, 2008, we repurchased on the open market and cancelled $110.5 million of principal amount of the Notes. This resulted in a net gain from early extinguishment of debt of $2.5 million with an after-tax impact of $1.6 million.

During the three months ended March 31, 2009, we repurchased on the open market and cancelled $60.5 million of principal amount of the Notes. This resulted in a net gain from early extinguishment of debt of $2.4 million with an after-tax impact of $1.5 million.

As of March 31, 2009, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. On each of these swaps, we received a variable rate of interest based on the three-month London Inter-Bank Offer Rate, or LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans under the Credit Facility.

	Notional
	Amount	Fixed Interest	Termination	Fair Value
Swap #	(in 000’s)	Rate	Date	(in 000’s)

1	$715,000	0.6025%	May 29, 2009	$10 (1)
2	100,000	3.9350%	June 6, 2009	(502)
3	100,000	4.3375%	November 30, 2009	(1,626)
4	200,000	2.8800%	September 17, 2010	(3,280)
5	100,000	4.9360%	October 4, 2010	(4,725)
6	100,000	4.7090%	January 24, 2011	(5,574)
7	300,000	5.1140%	August 8, 2011	(24,325)
8	100,000	4.7185%	August 19, 2011	(7,289)
9	100,000	4.7040%	August 19, 2011	(7,270)
10	100,000	4.6250%	August 19, 2011	(7,081)
11	200,000	4.9300%	August 30, 2011	(15,695)
12	200,000	3.0920%	September 18, 2011	(7,361)
13	100,000	3.0230%	October 23, 2011	(3,585)
14	200,000	4.4815%	October 26, 2011	(14,288)
15	200,000	4.0840%	December 3, 2011	(12,681)
16	100,000	3.8470%	January 4, 2012	(5,849)
17	100,000	3.8510%	January 4, 2012	(5,867)
18	100,000	3.8560%	January 4, 2012	(5,879)
19	200,000	3.7260%	January 8, 2012	(11,113)
20	200,000	3.5065%	January 16, 2012	(9,992)
21	250,000	5.0185%	May 30, 2012	(24,396)
22	150,000	5.0250%	May 30, 2012	(14,744)
23	200,000	4.6845%	September 11, 2012	(18,572)
24	100,000	3.3520%	October 23, 2012	(5,065)
25	125,000	4.3745%	November 23, 2012	(10,570)
26	75,000	4.3800%	November 23, 2012	(6,438)
27	150,000	5.0200%	November 30, 2012	(16,204)
28	100,000	5.0230%	May 30, 2013	(11,673)
29	300,000	5.2420%	August 6, 2013	(38,589)
30	100,000	5.0380%	August 30, 2013	(12,161)
31	50,000	3.5860%	October 23, 2013	(3,164)
32	50,000	3.5240%	October 23, 2013	(3,035)
33	100,000	5.0500%	November 30, 2013	(12,621)
34	200,000	2.0700%	December 19, 2013	339
35	100,000	5.2310%	July 25, 2014	(14,459)
36	100,000	5.2310%	July 25, 2014	(14,459)
37	200,000	5.1600%	July 25, 2014	(28,233)
38	75,000	5.0405%	July 25, 2014	(10,148)
39	125,000	5.0215%	July 25, 2014	(16,798)

(1)	This interest rate swap is a 90-day swap for which we pay a monthly fixed rate of 0.6025% and receive one-month LIBOR rates payable on $715 million of term loans under the Credit Facility.

The Credit Facility and/or the Notes contain various covenants that limit our ability to take certain actions including, among other things, our ability to:

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

In addition, our Credit Facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet these restricted covenants and financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our Credit Facility and/or the Notes. Upon the occurrence of an event of default under our Credit Facility or the Notes, all amounts outstanding under our Credit Facility and the Notes may become due and payable and all commitments under the Credit Facility to extend further credit may be terminated.

We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility of a $750 million revolving credit facility and our ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash flows, borrowings under our credit agreement and, despite the current conditions in the financial and capital markets resulting from the global credit and liquidity issues, access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.

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

The following table shows the ratio of earnings to fixed charges for the three months ended March 31, 2009:

Three Months
Ended
March 31, 2009

Ratio of earnings to fixed charges(1)	1.51x

(1)	There are no shares of preferred stock outstanding.

Off-balance sheet arrangements

Our consolidated operating results for the three months ended March 31, 2009 and 2008, included $70.9 million and $67.5 million, respectively, of net operating revenue and $2.8 million and $0.9 million, respectively, of income from operations generated from six hospitals operated by us under operating lease arrangements. In accordance with accounting principles generally accepted in the United States of America, or

GAAP, the respective assets and the future lease obligations under these arrangements are not recorded on our condensed consolidated balance sheet. Lease payments under these arrangements are included in rent expense when paid and totaled approximately $4.1 million for each of the three months ended March 31, 2009 and March 31, 2008. The current terms of these operating leases expire between June 2010 and December 2019, not including lease extension options. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.

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

Joint Ventures

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of March 31, 2009, 21 of our hospitals were owned by physician joint ventures with ownership interests ranging from less than 1% to 40%, of which one also had non-profit entities as partners. In addition, four other hospitals had non-profit entities as partners. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $306.9 million and $298.8 million as of March 31, 2009 and December 31, 2008, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $78.7 million and $73.3 million as of March 31, 2009 and December 31, 2008, respectively, and the amount of net income attributable to noncontrolling interests was $14.0 million and $8.6 million for the three months ended March 31, 2009 and 2008, respectively.

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

Third Party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, excluding the former Triad hospitals, actual Medicare DRG data, coupled with all payors’ historical paid claims data, is utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. For the former Triad hospitals, regardless of payor or method of calculation, contractual allowances are determined through a process wherein contractual allowance adjustments are reviewed and compared to actual payment experience. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% from our estimated reimbursement percentage, net income for the three months ended March 31, 2009 would have changed by approximately $26.3 million, and net accounts receivable would have changed by $42.8 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month periods ended March 31, 2009 and 2008.

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

We estimate the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and, if present, anticipated changes in trends. For all other payor categories we reserve 100% of all accounts aging over 365 days from the date of discharge. The percentage used to reserve for all self-pay accounts is based on our collection history. We believe that we collect substantially all of our third-party insured receivables, which include receivables from governmental agencies.

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% from our estimated collection percentage as a result of a change in expected recoveries, net income for the three months ended March 31, 2009 would have changed by $12.6 million, and net accounts receivable would have changed by $20.5 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.5 billion at March 31, 2009 and December 31, 2008, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding was 51 days at March 31, 2009 and 53 days at December 31, 2008. Our target range for days revenue outstanding is 52 to 58 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $6.010 billion as of March 31, 2009 and approximately $5.458 billion as of December 31, 2008.

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor category is as follows:

	As of
	March 31,	December 31,
	2009	2008

Insured receivables	66.9%	67.0%
Self-pay receivables	33.1%	33.0%

Total	100.0%	100.0%

For the hospital segment, the combined total of the allowance for doubtful accounts and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 80% at March 31, 2009 and December 31, 2008. If the receivables that have been written-off but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 89% at March 31, 2009 and 88% at December 31, 2008.

Goodwill and Other Intangibles

Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill arising from business combinations is accounted for under the provisions of SFAS No. 141(R) “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets” and is not amortized. SFAS No. 142 requires goodwill to be evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. SFAS No. 142 requires a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. We have selected September 30th as our annual testing date.

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

As indicated above, in addition to the annual impairment analysis, we are required to evaluate goodwill for impairment whenever an event occurs or circumstances change such that it is more likely than not that an impairment may exist. In light of this requirement, we have considered whether the decline in our market capitalization between September 30, 2008 and March 31, 2009 has, more likely than not, resulted in the existence of an impairment and have concluded that the decline in our market capitalization did not, more likely than not, result in the existence of an impairment. In making this conclusion, we gave consideration to the valuation of hospitals in which we sold equity interests during periods subsequent to September 30, 2008, currently proposed hospital equity sale transactions, our proposed purchase price for the acquisition of a health care system which we anticipate closing in the quarter ending June 30, 2009, the volatility of the current equity markets, including the increase in our stock price since March 31, 2009 and our average stock price over the trailing three-month, six-month and one-year periods. We also considered the fact that the decline in our stock price has not been related to a decline in our operating performance and that any near term credit tightening within the financial markets could be overcome by us through the substantial amount of cash flows being generated by us, as well as, the borrowing capacity available to us through our existing credit facilities. The current turmoil in the financial markets and weakness in macroeconomic conditions globally continue to be challenging and we cannot be certain of the duration of these conditions and their potential impact on our stock price performance. If a further decline in our market capitalization and other factors results in the decline in our fair value, it is reasonably likely that a goodwill impairment assessment prior to the next annual review, in the fourth quarter of 2009, would be necessary. If such an assessment is required, an impairment of goodwill may be recognized. A non-cash goodwill impairment charge would have the effect of decreasing our earnings or increasing our losses in the period the impairment is recognized. The amount of such effect on earnings and losses is dependent on the size of the impairment charge. Such a change, however, would be a non-cash charge and therefore would not impact our compliance with covenants contained in our Credit Facility.

Impairment or Disposal of Long-Lived Assets

In accordance with SFAS No. 144, whenever events or changes in circumstances indicate that the carrying values of certain long-lived assets may be impaired, we project the undiscounted cash flows expected to be generated by these assets. If the projections indicate that the reported amounts are not expected to be recovered, such amounts are reduced to their estimated fair value based on a quoted market price, if available, or an estimate based on valuation techniques available in the circumstances.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 2.6% and 4.1% in 2008 and 2007, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of income.

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

There have been no significant changes in our estimate of the reserve for professional liability claims during the three months ended March 31, 2009.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these deferred tax assets, subject to the valuation allowance we have established.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, is approximately $14.9 million as of March 31, 2009. It is our policy to recognize interest and penalties accrued related to unrecognized benefits in our condensed consolidated statements of income as income tax expense. During the three months ended March 31, 2009, we decreased liabilities by approximately $0.1 million and recorded $0.4 million in interest and penalties related to prior state income tax returns through our income tax provision from continuing operations, which are included in our FASB Interpretation No. 48 liability at March 31, 2009. A total of approximately $2.1 million of interest and penalties is included in the amount of FASB Interpretation No. 48 liability at March 31, 2009.

We believe it is reasonably possible that approximately $4.1 million of our current unrecognized tax benefit may be recognized within the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities.

We, or one of our subsidiaries, file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We have extended the federal statute of limitations for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003. In December 2008, we were notified by the IRS of its intent to examine the federal tax return of Triad for the tax periods ended December 31, 2005 and ended July 25, 2007. We believe the results of this examination will not be material to our consolidated results of operations or consolidated financial position. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2004.

Prior to the adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financials Statements — an Amendment of ARB No. 51,” or SFAS No. 160, on January 1, 2009, income from noncontrolling interests was deducted from earnings before arriving at income from continuing operations. With the adoption of SFAS No. 160, the income from noncontrolling interests has been reclassified below net income and therefore is no longer deducted in arriving at income from continuing operations. However, the provision for income taxes does not change because those subsidiaries with noncontrolling interests pay no income tax, but distribute taxable income to their respective investors. Accordingly, we will not pay tax on the income attributable to the noncontrolling interests. As a result of separately reporting income that is taxed to others, our effective tax rate on continuing operations before income taxes, as reported on the face of the financial statements is 33.3% and 34.6% for the three months ended March 31, 2009 and 2008, respectively. However, the actual effective tax rate that is attributable to the Company’s share of income from continuing operations before income taxes (income from continuing operations before income taxes, as presented on the face of the statement of income, less income from continuing operations attributable to noncontrolling interests of $14.1 million and $9.3 million for the three months ended March 31, 2009 and 2008, respectively) is 38.4% for the three months ended March 31, 2009, as compared to 38.5% for the three months ended March 31, 2008. While the adoption of SFAS No. 160 does change the location of the net income attributable to noncontrolling interests on the statement of income, it does not change the income tax from interests owned by us.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, or SFAS No. 141(R). SFAS No. 141(R) replaces SFAS No. 141 and addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This standard will require more assets and liabilities to be recorded at fair value and will require expense recognition (rather than capitalization) of certain pre-acquisition costs. This standard will also require any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this standard requires this treatment of acquired deferred tax assets and liabilities also be applied to acquisitions occurring prior to the effective date of this standard. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is required to be adopted prospectively with no early adoption permitted. We adopted SFAS No. 141(R) on January 1, 2009. Approximately $1.0 million of acquisition costs related to prospective acquisitions were expensed during the quarter ended March 31, 2009 from the adoption of SFAS No. 141(R). The impact of SFAS No. 141(R) on our consolidated results of operations and consolidated financial position in future periods will be largely dependent on the number of acquisitions we pursue; however, it is not anticipated at this time that such impact will be material.

SFAS No. 160 addresses the accounting and reporting framework for noncontrolling ownership interests in consolidated subsidiaries of the parent. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners. These disclosure requirements require that minority interests be renamed noncontrolling interests and that noncontrolling ownership interests be presented separately within equity in the consolidated financial statements. Revenues, expenses and income from continuing operations from less-than-wholly-owned subsidiaries are presented on the condensed consolidated statements of income at the consolidated amounts, with a consolidated net income measure that presents separately the amounts attributable to both the controlling and noncontrolling interests for all periods presented. Noncontrolling ownership interests that are redeemable or may become redeemable at a fixed or determinable price at the option of the holder or upon the occurrence of an event outside of the control of the company continue to be presented in mezzanine equity in accordance with Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” SFAS No. 160 requires retrospective adoption of the presentation and disclosure requirements for all periods presented. Therefore, the condensed consolidated financial statements as of December 31, 2008 and for the three months ended March 31, 2008 reflect the provisions of SFAS No. 160 as if it was effective for those periods. Other than these changes in financial statement presentation, the adoption of SFAS No. 160 did not have a material impact on the condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”, or SFAS No. 161. SFAS No. 161 expands the disclosure requirements for derivative instruments and for hedging activities in order to provide additional understanding of how an entity uses derivative instruments and how they are accounted for and reported in an entity’s financial statements. The new disclosure requirements for SFAS No. 161 are effective for fiscal years beginning after November 15, 2008, and was adopted by us on January 1, 2009. The adoption of this statement has not had a material effect on our consolidated results of operations or consolidated financial position.

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

•	general economic and business conditions, both nationally and in the regions in which we operate;

•	our ability to successfully integrate any acquisitions or to recognize expected synergies from such acquisitions, including the facilities acquired from Triad;

•	risks associated with our substantial indebtedness, leverage and debt service obligations;

•	demographic changes;

•	changes in, or the failure to comply with, governmental regulations;

•	legislative proposals for healthcare reform;

•	potential adverse impact of known and unknown government investigations and Federal and State False Claims Act litigation;

•	our ability, where appropriate, to enter into or maintain managed care provider arrangements and the terms of these arrangements;

•	changes in inpatient or outpatient Medicare and Medicaid payment levels;

•	increases in the amount and risk of collectability of patient accounts receivable;

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply costs due to market pressure from pharmaceutical companies and new product releases;

•	liabilities and other claims asserted against us, including self-insured malpractice claims;

•	competition;

•	our ability to attract and retain, without significant employment costs, qualified personnel, key management, physicians, nurses and other health care workers;

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals;

•	changes in medical or other technology;

•	changes in GAAP;

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to successfully acquire additional hospitals and complete the sale of hospitals held for sale;

•	our ability to obtain adequate levels of general and professional liability insurance; and

•	timeliness of reimbursement payments received under government programs.

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

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $1.3 million and $3.7 million for the three months ended March 31, 2009 and 2008, respectively.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

In August 2004, we were served a complaint in Arleana Lawrence and Robert Hollins v. Lakeview Community Hospital and Community Health Systems, Inc. (now styled Arleana Lawrence and Lisa Nichols vs. Eufaula Community Hospital, Community Health Systems, Inc., South Baldwin Regional Medical Center and Community Health Systems Professional Services Corporation) in the Circuit Court of Barbour County, Alabama (Eufaula Division). This alleged class action was brought by the plaintiffs on behalf of themselves and as the representatives of similarly situated uninsured individuals who were treated at our Lakeview Hospital or any of our other Alabama hospitals. The plaintiffs allege that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiffs seek restitution of overpayment, compensatory and other allowable damages and injunctive relief. In October 2005, the complaint was amended to eliminate one of the named plaintiffs and to add our management company subsidiary as a defendant. In November 2005, the complaint was again amended to add another plaintiff, Lisa Nichols and another defendant, our hospital in Foley, Alabama, South Baldwin Regional Medical Center. After a hearing held on June 13, 2007, on October 29, 2007 the Circuit Court ruled in favor of the plaintiffs’ class action certification request. On summary judgment, the Circuit Court dismissed the case against Community Health Systems, Inc. only. All other parties remain. We disagree with the certification ruling and pursued our automatic right of appeal to the Alabama Supreme Court. Briefs have now been filed and oral argument requested but not yet scheduled. We are vigorously defending this case.

On March 3, 2005, we were served with a complaint in Sheri Rix v. Heartland Regional Medical Center and Health Care Systems, Inc. in the Circuit Court of Williamson County, Illinois. This alleged class action was brought by the plaintiff on behalf of herself and as the representative of similarly situated uninsured individuals who were treated at our Heartland Regional Medical Center. The plaintiff alleges that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiff seeks recovery for breach of contract and the covenant of good faith and fair dealing, violation of the Illinois Consumer Fraud and Deceptive Practices Act, restitution of overpayment, and for unjust enrichment. The plaintiff class seeks compensatory and other damages and equitable relief. The Circuit Court Judge granted our motion to dismiss the case, but allowed the plaintiff to re-plead her case. The plaintiff elected to appeal the Circuit Court’s decision in lieu of amending her case. Oral argument was heard on this case on January 9, 2008. On June 16, 2008, the Appellate Court upheld the dismissal of the consumer fraud claim but reversed dismissal of the contract claim. We filed a Petition for Leave of Appeal to the Illinois Supreme Court which was denied. The case has now been remanded and on March 10, 2009, we filed a motion for summary judgment. We are vigorously defending this case.

On April 8, 2005, we were served with a first amended complaint, styled Chronister, et al. v. Granite City Illinois Hospital Company, LLC d/b/a Gateway Regional Medical Center, in the Circuit Court of Madison County,

Illinois. The complaint seeks class action status on behalf of the uninsured patients treated at Gateway Regional Medical Center and alleges statutory, common law, and consumer fraud in the manner in which the hospital bills and collects for the services rendered to uninsured patients. The plaintiff seeks compensatory and punitive damages and declaratory and injunctive relief. Our motion to dismiss has been granted in part and denied in part and discovery has commenced. Gateway Regional Medical Center v. Holman is a companion case to the Chronister action, seeking counterclaim recovery on a collections case. Holman has been stayed pending the outcome of the Chronister action. We have refiled our motion to dismiss in light of subsequent favorable Illinois Appellate court decisions on the consumer fraud issues. We have reached a settlement of this matter that will result in dismissal of all pending claims. We will no longer refer to this matter in future fillings.

On February 10, 2006, we received a letter from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 2006 letter focused on our hospitals in three states: Arkansas, New Mexico, and South Carolina. On August 31, 2006, we received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to the Company’s three hospitals in that state. Through the beginning of 2009, we provided the Department of Justice with requested documents, met with them on numerous occasions, and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified us that it believed that we and these three New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. At one point, the Civil Division calculated that the three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million and said that if it proceeded to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc., pending in the United States District Court for the District of New Mexico. The federal government has not yet filed its complaint in intervention. We are vigorously defending this action.

On June 12, 2008, two of our hospitals received letters from the U.S. Attorney’s Office for the Western District of New York requesting documents in an investigation it was conducting into billing practices with respect to kyphoplasty procedures performed during the period January 1, 2002, through June 9, 2008. On September 16, 2008, one of our hospitals in South Carolina also received an inquiry. Kyphoplasty is a surgical spine procedure that returns a compromised vertebrae (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. We have been informed that similar investigations have been initiated at unaffiliated facilities in Alabama, South Carolina, Indiana and other states. We believe that this investigation is related to a recent qui tam settlement between the same U.S. Attorney’s office and the manufacturer and distributor of the Kyphon product, which is used in performing the kyphoplasty procedure. We are cooperating with the investigation by collecting and producing material responsive to the requests. At this early stage, we do not have sufficient information to determine whether our hospitals have engaged in inappropriate billing for kyphoplasty procedures. We are continuing to evaluate and discuss this matter with the federal government.

Triad Hospitals, Inc. Legal Proceedings

Triad, and its subsidiary, Quorum Health Resources, Inc. are defendants in a qui tam case styled U.S. ex rel. Whitten vs. Quorum Health Resources, Inc. et al., which is pending in the Southern District of Georgia, Brunswick Division. Whitten, a long-term employee of a two hospital system in Brunswick and Camden, Georgia sued both his employer and Quorum Health Resources, Inc. and its predecessors, which had managed the facility from 1989 through September 2000; upon his termination of employment, Whitten signed a release and was paid $124,000. Whitten’s original qui tam complaint was filed under seal in November 2002 and the case was unsealed in 2004. Whitten alleges various charging and billing infractions, including charging for routine equipment supplies and services not separately billable, billing for observation services that were not medically necessary or for which there was no physician order, billing labor and delivery patients for durable medical equipment that was not separately billable, inappropriate preparation of patients’ histories and physicals, billing for cardiac rehabilitation services without physician supervision, performing outpatient dialysis without Medicare certification, and performing mental health services without the proper staff assignments. In October 2005, the district court granted Quorum’s motion for summary judgment on the grounds that his claims were precluded under his severance agreement with the hospital, without reaching two other arguments made by Quorum, which included that a prior settlement agreement between the hospital and the federal government precluded the claims brought by Whitten as well as the doctrine of prior public disclosure. On appeal to the 11th Circuit Court of Appeals, the court reversed the findings of the district court regarding the severance agreement, but remanded the case to the district court for findings on Quorum’s other two defenses. Limited discovery has been conducted and renewed motions by Quorum to dismiss the action and to stay further discovery were filed in September 2007. On August 5, 2008, our motion to dismiss was denied. At the conclusion of discovery, a motion for summary judgment was filed on February 13, 2009, and set for a hearing on June 5, 2009. We continue to believe that the relator’s claims are without merit and will continue to vigorously defend this case.

In a case styled U.S. ex rel. Bartlett vs. Quorum Health Resources, Inc., et al., pending in the Western District of Pennsylvania, Johnstown Division, the relator alleges in his second amended complaint, filed in January 2006 (the first amended complaint having been dismissed), that Quorum conspired with an unaffiliated hospital to pay an illegal remuneration in violation of the anti-kickback statute and the Stark laws, thus causing false claims to be filed. A renewed motion to dismiss that was filed in March 2006 asserting that the second amended complaint did not cure the defects contained in the first amended complaint. In September 2006, the hospital and one of the other defendants affiliated with the hospital filed for protection under Chapter 11 of the federal bankruptcy code, which imposed an automatic stay on proceedings in the case. Relators entered into a settlement agreement with the hospital, subject to confirmation of the hospital’s reorganization plan. The District Court conducted a status conference on January 30, 2009 and has indicated it will convene another conference with the Bankruptcy Court in the near future. The District Court convened another conference on March 30, 2009 and heard arguments on whether to proceed with a motion to dismiss, but did not make a ruling. We believe that this case is without merit and should the stay be lifted, will continue to vigorously defend it.

Item 1A.	Risk Factors

There have been no material changes with regard to risk factors previously disclosed in our most recent annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. As of March 31, 2009, our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $400 million in the aggregate (but not in excess of $200 million unless we receive confirmation from Moody’s and S&P that dividends or repurchases would not result in a downgrade, qualification or withdrawal of the then corporate credit rating). The indenture governing our Notes also limits our ability to pay dividends and/or repurchase stock in an amount higher than permitted by our Credit Facility.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits

No.	Description

4.1	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association
4.2	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
T. Mark Buford
Vice President and Corporate Controller
(principal accounting officer)

Date: April 29, 2009

Index to Exhibits

No.	Description

4.1	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association
4.2	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002