Form 10-Q
period 2009-06-30
COMMUNITY HEALTH SYSTEMS INC
filed 2009-07-31
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

As of July 20, 2009, there were outstanding 92,728,693 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.
Form 10-Q
For the Three and Six Months Ended June 30, 2009

Page

Part I. Financial Information
Item 1. Financial Statements:
Condensed Consolidated Balance Sheets — June 30, 2009 and December 31, 2008 (Unaudited)	2
Condensed Consolidated Statements of Income — Three and Six Months Ended June 30, 2009 and June 30, 2008 (Unaudited)	3
Condensed Consolidated Statements of Cash Flows — Three and Six Months Ended June 30, 2009 and June 30, 2008 (Unaudited)	4
Notes to Condensed Consolidated Financial Statements (Unaudited)	5
Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations	37
Item 3. Quantitative and Qualitative Disclosures about Market Risk	55
Item 4. Controls and Procedures	55
Part II. Other Information
Item 1. Legal Proceedings	56
Item 1A. Risk Factors	58
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	58
Item 3. Defaults Upon Senior Securities	59
Item 4. Submission of Matters to a Vote of Security Holders	59
Item 5. Other Information	59
Item 6. Exhibits	60
Signatures	61
Index to Exhibits	62
EX-4.1
EX-4.2
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-10.5
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2009	2008

ASSETS
Current assets
Cash and cash equivalents	$268,825	$220,655
Patient accounts receivable, net of allowance for doubtful accounts of $1,274,698 and $1,111,131 at June 30, 2009 and December 31, 2008, respectively	1,657,923	1,625,470
Supplies	286,594	275,696
Prepaid income taxes	—	92,710
Deferred income taxes	91,875	91,875
Prepaid expenses and taxes	94,598	73,792
Other current assets	199,616	224,852

Total current assets	2,599,431	2,605,050

Property and equipment	7,505,415	7,110,357
Less accumulated depreciation and amortization	(1,429,270)	(1,215,952)

Property and equipment, net	6,076,145	5,894,405

Goodwill	4,187,968	4,166,091

Other assets, net	1,008,478	1,152,708

Total assets	$13,872,022	$13,818,254

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$56,734	$33,904
Accounts payable	505,966	532,595
Current income taxes payable	25,920	—
Deferred income taxes	6,740	6,740
Accrued interest	143,581	153,234
Accrued liabilities	721,313	782,944

Total current liabilities	1,460,254	1,509,417

Long-term debt	8,883,810	8,938,185

Deferred income taxes	461,098	460,793

Other long-term liabilities	825,473	888,557

Total liabilities	11,630,635	11,796,952

Redeemable noncontrolling interests in equity of consolidated subsidiaries	323,994	320,171

EQUITY
Community Health Systems, Inc. stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 93,702,225 shares issued and 92,726,676 shares outstanding at June 30, 2009, and 92,483,166 shares issued and 91,507,617 shares outstanding at December 31, 2008	937	925
Additional paid-in capital	1,168,125	1,151,119
Treasury stock, at cost, 975,549 shares at June 30, 2009 and December 31, 2008	(6,678)	(6,678)
Accumulated other comprehensive loss	(220,565)	(295,575)
Retained earnings	894,599	776,249

Total Community Health Systems, Inc. stockholders’ equity	1,836,418	1,626,040
Noncontrolling interests in equity of consolidated subsidiaries	80,975	75,091

Total equity	1,917,393	1,701,131

Total liabilities and equity	$13,872,022	$13,818,254

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net operating revenues	$3,016,961	$2,673,153	$5,929,710	$5,383,508

Operating costs and expenses:
Salaries and benefits	1,201,680	1,078,165	2,375,120	2,165,250
Provision for bad debts	362,462	285,593	700,230	577,666
Supplies	419,956	375,324	825,593	759,307
Other operating expenses	567,813	523,828	1,112,790	1,049,394
Rent	61,200	58,254	121,528	117,331
Depreciation and amortization	142,447	123,544	278,008	244,850

Total operating costs and expenses	2,755,558	2,444,708	5,413,269	4,913,798

Income from operations	261,403	228,445	516,441	469,710
Interest expense, net	161,473	153,361	325,386	318,063
Loss (gain) from early extinguishment of debt	6	—	(2,406)	1,328
Equity in earnings of unconsolidated affiliates	(11,783)	(10,499)	(24,700)	(23,383)

Income from continuing operations before income taxes	111,707	85,583	218,161	173,702
Provision for income taxes	37,209	30,190	72,843	61,054

Income from continuing operations	74,498	55,393	145,318	112,648

Discontinued operations, net of taxes:
(Loss) income from operations of hospitals sold and hospitals held for sale	(508)	(240)	1,977	1,624
(Loss) gain on sale of hospitals, net	—	(9)	(405)	9,608

(Loss) income from discontinued operations	(508)	(249)	1,572	11,232

Net income	73,990	55,144	146,890	123,880
Less: Net income attributable to noncontrolling interests	14,555	7,251	28,540	15,860

Net income attributable to Community Health Systems, Inc.	$59,435	$47,893	$118,350	$108,020

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders per share(1):
Basic	$0.66	$0.51	$1.30	$1.03

Diluted	$0.66	$0.50	$1.29	$1.02

Discontinued operations attributable to Community Health Systems, Inc. common stockholders per share(1):
Basic	$(0.01)	$—	$0.01	$0.12

Diluted	$(0.01)	$—	$0.01	$0.12

Net income attributable to Community Health Systems, Inc. common stockholders per share(1):
Basic	$0.66	$0.51	$1.31	$1.15

Diluted	$0.65	$0.50	$1.31	$1.14

Weighted-average number of shares outstanding:
Basic	90,358,583	94,192,295	90,169,735	94,017,435

Diluted	91,071,147	95,513,127	90,666,009	95,127,523

(1)	Total per share amounts may not add due to rounding.

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008

Cash flows from operating activities
Net income attributable to Community Health Systems, Inc.	$118,350	$108,020
Plus: Net income attributable to noncontrolling interests	28,540	15,860

Net income	146,890	123,880
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	278,340	244,850
Stock-based compensation expense	24,805	26,681
Loss (gain) on sale of hospitals and partnership interest, net	405	(13,211)
Excess tax benefits relating to stock-based compensation	3,389	947
(Gain) loss on early extinguishment of debt	(2,406)	1,328
Other non-cash expenses, net	(6,472)	2,041
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	8,937	(74,786)
Supplies, prepaid expenses and other current assets	5,198	13,570
Accounts payable, accrued liabilities and income taxes	72,042	83,869
Other	13,279	7,614

Net cash provided by operating activities	544,407	416,783

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(210,904)	(6,646)
Purchases of property and equipment	(267,275)	(275,605)
Proceeds from disposition of hospitals and other ancillary operations	89,909	365,913
Proceeds from sale of property and equipment	355	12,889
Increase in other non-operating assets	(74,506)	(144,380)

Net cash used in investing activities	(462,421)	(47,829)

Cash flows from financing activities
Proceeds from exercise of stock options	3,445	1,357
Excess tax benefits relating to stock-based compensation	(3,389)	(947)
Deferred financing costs	(207)	(2,444)
Stock buy-back	—	(10,194)
Proceeds from noncontrolling investors in joint ventures	26,314	11,214
Redemption of noncontrolling investments in joint ventures	(1,631)	(53,485)
Distributions to noncontrolling investors in joint ventures	(22,166)	(14,916)
Borrowings under credit agreement	200,000	22,657
Repayments of long-term indebtedness	(236,182)	(190,998)

Net cash used in financing activities	(33,816)	(237,756)

Net change in cash and cash equivalents	48,170	131,198
Cash and cash equivalents at beginning of period	220,655	132,874

Cash and cash equivalents at end of period	$268,825	$264,072

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the “Company”) as of June 30, 2009 and December 31, 2008 and for the three-month and six-month periods ended June 30, 2009 and June 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2009, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008, contained in the Company’s Annual Report on Form 10-K.

On January 1, 2009, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB No. 51” (“SFAS No. 160”), which addresses the accounting and reporting framework for noncontrolling ownership interests in consolidated subsidiaries of the parent. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners. This standard requires that minority interests be renamed noncontrolling interests and that noncontrolling ownership interests be presented separately within equity in the condensed consolidated financial statements. Revenues, expenses and income from continuing operations from less-than-wholly-owned subsidiaries are presented on the condensed consolidated statements of income at the consolidated amounts, with a consolidated net income measure that presents separately the amounts attributable to both the controlling and noncontrolling interests for all periods presented. Noncontrolling ownership interests that are redeemable or may become redeemable at a fixed or determinable price at the option of the holder or upon the occurrence of an event outside of the control of the company continue to be presented in mezzanine equity in accordance with Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” SFAS No. 160 requires retrospective adoption of the presentation and disclosure requirements for all periods presented. Therefore, the condensed consolidated financial statements as of December 31, 2008 and for the three and six months ended June 30, 2008 reflect the provisions of SFAS No. 160 as if it was effective for those periods. Other than these changes in financial statement presentation, the adoption of SFAS No. 160 did not have a material impact on the condensed consolidated financial statements.

During the three months ended June 30, 2009, the Company decided to retain a hospital and related businesses previously classified as held for sale. Results of operations for all periods presented have been restated to include this retained hospital and related businesses, which previously were reported as discontinued operations. The condensed consolidated balance sheets for each of the periods presented have been restated to include assets and liabilities previously reported as held for sale.

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

Stock-based compensation awards are granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (the “2000 Plan”) and the Community Health Systems, Inc. 2009 Stock Option and Award Plan (“the 2009 Plan”).

The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (“IRC”), as well as stock options which do not so qualify, stock appreciation rights, restricted stock, performance units and performance shares, phantom stock awards and share awards. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2000 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10 year contractual term, options granted in 2005 through 2007 have an eight year contractual term and options granted in 2008 and 2009 have a 10 year contractual term. The exercise price of all options granted under the 2000 Plan is equal to the fair value of the Company’s common stock on the option grant date. As of June 30, 2009, 3,790,273 shares of unissued common stock were reserved for future grants under the 2000 Plan.

The 2009 Plan, which was adopted as of March 24, 2009 and approved by stockholders on May 19, 2009, provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. The duration of any option granted under the 2009 Plan will be determined by the Company’s compensation committee. Generally, however, no option may be exercised more than 10 years from the date of grant, provided that the compensation committee may provide that a stock option may, upon the death of the grantee, be exercised for up to one year following the date of death even if such period extends beyond 10 years. As of June 30, 2009, no grants had been made under the 2009 Plan, with 3,500,000 shares of unissued common stock remaining reserved for future grants.

The following table reflects the impact of total compensation expense related to stock-based equity plans under SFAS No. 123(R) on the reported operating results for the respective periods (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Effect on income from continuing operations before income taxes	$(12,519)	$(13,435)	$(24,805)	$(26,681)
Effect on net income	$(7,605)	$(8,162)	$(15,069)	$(16,209)
Effect on net income attributable to Community Health Systems, Inc. common stockholders per share-diluted	$(0.08)	$(0.09)	$(0.17)	$(0.17)

At June 30, 2009, $58.6 million of unrecognized stock-based compensation expense was expected to be recognized over a weighted-average period of 23 months. Of that amount, $19.7 million related to outstanding unvested stock options expected to be recognized over a weighted-average period of 20 months and $38.9 million related to outstanding unvested restricted stock and phantom shares expected to be recognized over a weighted-average period of 24 months.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of stock options was estimated using the Black Scholes option pricing model with the following weighted-average assumptions during the three and six months ended June 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Expected volatility	44.0%	24.5%	40.2%	24.1%
Expected dividends	0	0	0	0
Expected term	4 years	4 years	4 years	4 years
Risk-free interest rate	1.75%	2.80%	1.63%	2.59%

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

Options outstanding and exercisable under the 2000 Plan as of June 30, 2009, and changes during the three and six months then ended were as follows (in thousands, except share and per share data):

			Weighted-
			Average	Aggregate
		Weighted-	Remaining	Intrinsic
		Average	Contractual	Value as of
		Exercise	Term	June 30,
	Shares	Price	(in Years)	2009

Outstanding at December 31, 2008	8,764,084	$30.97
Granted	1,160,000	18.18
Exercised	—	—
Forfeited and cancelled	(63,165)	31.78

Outstanding at March 31, 2009	9,860,919	29.45
Granted	31,000	25.27
Exercised	(267,400)	13.07
Forfeited and cancelled	(170,277)	30.52

Outstanding at June 30, 2009	9,454,242	$29.88	5.6 years	$19,906

Exercisable at June 30, 2009	5,819,817	$29.49	4.9 years	$11,407

The weighted-average grant date fair value of stock options granted during the six months ended June 30, 2009 and 2008, was $6.14 and $7.64, respectively. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($25.25) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

June 30, 2009. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended June 30, 2009 and 2008 was $3.5 million and $0.3 million, respectively, and the aggregate intrinsic value of options exercised during the six months ended June 30, 2009 and 2008 was $3.5 million and $0.4 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

The Company has also awarded restricted stock under the 2000 Plan to its directors and employees of certain subsidiaries. The restrictions on these shares generally lapse in one-third increments on each of the first three anniversaries of the award date, except for restricted stock granted on July 25, 2007, for which restrictions lapse equally on the first two anniversaries of the award date. Certain of the restricted stock awards granted to the Company’s senior executives contain a performance objective that must be met in addition to any vesting requirements. If the performance objective is not attained, the awards will be forfeited in their entirety. Once the performance objective has been attained, restrictions will lapse in one-third increments on each of the first three anniversaries of the award date with the exception of the July 25, 2007 restricted stock awards, which have no additional time vesting restrictions once the performance restrictions are met. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions will lapse earlier in the event of death, disability or termination of employment by the Company for any reason other than for cause of the holder of the restricted stock, or change in control of the Company. Restricted stock awards subject to performance standards are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.

Restricted stock outstanding under the 2000 Plan as of June 30, 2009, and changes during the three and six months then ended were as follows:

		Weighted-Average
	Shares	Grant Date Fair Value

Unvested at December 31, 2008	1,684,207	$35.57
Granted	1,156,000	18.18
Vested	(621,312)	35.68
Forfeited	(5,667)	33.52

Unvested at March 31, 2009	2,213,228	26.46
Granted	19,151	25.27
Vested	(6,498)	36.82
Forfeited	(3,335)	35.11

Unvested at June 30, 2009	2,222,546	$26.40

On February 25, 2009, each of the Company’s outside directors received a grant of shares of phantom stock under the 2000 Plan equal in value to $130,000 divided by the closing price of the Company’s common stock on that date ($18.18), or 7,151 shares per director (a total of 42,906 shares of phantom stock). Vesting of these shares of phantom stock occurs in one-third increments on each of the first three anniversaries of the award date. As of June 30, 2009, there were 42,906 shares of phantom stock unvested at a weighted-average grant date fair value of $18.18. No shares of phantom stock were vested or canceled during the six months ended June 30, 2009. Pursuant to a March 24, 2009 amendment to the 2000 Plan, future grants of this type will be denominated as “restricted stock unit” awards.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under the Directors’ Fees Deferral Plan, the Company’s outside directors may elect to receive share equivalent units in lieu of cash for their directors’ fees. These units are held in the plan until the director electing to receive the share equivalent units retires or otherwise terminates his/her directorship with the Company. Share equivalent units are converted to shares of common stock of the Company at the time of distribution. The following table represents the amount of directors’ fees which were deferred and the equivalent units into which they converted for each of the respective periods (in thousands, except units):

			Six Months Ended
	Three Months Ended June 30,		June 30,
	2009	2008	2009	2008

Directors’ fees earned and deferred into plan	$20	$17	$40	$58

Equivalent units	792.079	515.464	2,095.860	1,733.069

At June 30, 2009, there was a total of 18,914.862 units deferred in the plan with an aggregate fair value of $0.5 million, based on the closing market price of the Company’s common stock on the last trading day of the reporting period of $25.25.

3.	COST OF REVENUE

The majority of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs, which were $43.7 million and $43.0 million for the three months ended June 30, 2009 and 2008, respectively, and $82.9 million and $81.1 million for the six months ended June 30, 2009 and 2008, respectively. Included in these amounts is stock-based compensation expense of $12.5 million and $13.4 million for the three months ended June 30, 2009 and 2008, respectively, and $24.8 million and $26.7 million for the six months ended June 30, 2009 and 2008, respectively.

4.	USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

5.	ACQUISITIONS AND DIVESTITURES

In December 2007, the Financial Accounting Standards Board (the “FASB”) issued SFAS No. 141(R), “Business Combinations” (“SFAS No. 141(R)”). SFAS No. 141(R) replaces SFAS No. 141 and addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This standard requires more assets and liabilities to be recorded at fair value and requires expense recognition (rather than capitalization) of certain pre-acquisition costs. This standard also requires any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this standard requires this treatment of acquired deferred tax assets and liabilities be applied to acquisitions occurring prior to the effective date of this standard. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is required to be adopted prospectively. SFAS No. 141(R) was adopted by the Company on January 1, 2009. Approximately $2.0 million and $3.0 million of acquisition costs related to prospective acquisitions were expensed during the three and six months ended June 30, 2009, respectively, from the adoption of SFAS No. 141(R). The impact of SFAS No. 141(R) on the Company’s consolidated results of operations or consolidated financial position in future periods will be largely dependent on the number of acquisitions pursued by the Company; however, it is not anticipated at this time that such impact will be material.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Triad Acquisition

On July 25, 2007, the Company completed its acquisition of Triad Hospitals, Inc. (“Triad”). Triad owned and operated 50 hospitals with 49 hospitals located in 17 states in non-urban and middle market communities and one hospital located in the Republic of Ireland. As of June 30, 2009, eight of the hospitals acquired from Triad have been sold. As a result of its acquisition of Triad, the Company also provides management and consulting services on a contract basis to independent hospitals, through its subsidiary, Quorum Health Resources, LLC. The Company acquired Triad for approximately $6.857 billion, including the assumption of $1.686 billion of existing indebtedness.

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

The total cost of the Triad acquisition has been allocated to the assets acquired and liabilities assumed based upon their respective fair values in accordance with SFAS No. 141. The purchase price represented a premium over the fair value of the net tangible and identifiable intangible assets acquired for reasons such as:

•	strategically, Triad had operations in five states in which the Company previously had no operations;

•	the combined company has smaller concentrations of credit risk through greater geographic diversification;

•	many support functions were centralized; and

•	duplicate corporate functions were eliminated.

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

Other Acquisitions

Effective June 1, 2009, one or more subsidiaries of the Company acquired from Akron General Medical Center all of its joint venture interest in Massillon Community Health System, LLC, which indirectly owns and operates Affinity Medical Center of Massillon, Ohio. The purchase price for this noncontrolling equity interest was $1.1 million in cash. Affinity Medical Center is now wholly-owned by these subsidiaries of the Company.

Effective April 30, 2009, one or more subsidiaries of the Company acquired Wyoming Valley Health Care System in Wilkes-Barre, Pennsylvania. This health care system includes Wilkes-Barre General Hospital, a 392-bed, full-service acute care hospital located in Wilkes-Barre, and First Hospital Wyoming Valley, a behavioral health facility located in Kingston, Pennsylvania, as well as other outpatient and ancillary services. The total consideration for fixed assets and working capital of Wyoming Valley Health Care System was approximately $178.1 million, of

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

which $153.6 million was paid in cash, net of $14.2 million of cash in acquired bank accounts, and $24.5 million was assumed in liabilities. This acquisition transaction was accounted for using the purchase method of accounting. This preliminary allocation of the purchase price has been determined by the Company based upon available information and the allocation is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective April 1, 2009, one or more subsidiaries of the Company acquired from Share Foundation the remaining 50% equity interest in MCSA L.L.C., an entity in which one or more subsidiaries of the Company previously had a 50% noncontrolling interest, which was not consolidated, and for which it provided certain management services. This acquisition resulted in these subsidiaries of the Company owning 100% equity interest in that entity. MCSA L.L.C. owns and operates Medical Center of South Arkansas (166 licensed beds) in El Dorado, Arkansas. The purchase price was $26.0 million in cash. As of the acquisition date, one or more subsidiaries of the Company had a liability to MCSA L.L.C. of $14.1 million, as a result of a cash management agreement previously entered into with the hospital. Upon completion of the acquisition, this liability was eliminated in consolidation.

Effective February 1, 2009, one or more subsidiaries of the Company completed the acquisition of Siloam Springs Memorial Hospital (74 licensed beds), located in Siloam Springs, Arkansas, from the City of Siloam Springs. The total consideration for this hospital consisted of approximately $1.1 million of assumed liabilities. As required by a lease agreement entered into as part of this acquisition, a subsidiary of the Company deposited $1.6 million of cash in an escrow account and agreed to build a replacement facility at this location, with construction required to commence by February 2011 and be completed by February 2013. If the construction of the replacement facility is not completed within the agreed time frame, the escrow balance will be remitted to the City of Siloam Springs.

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

Effective October 1, 2008, one or more subsidiaries of the Company completed the acquisition of Deaconess Medical Center (388 licensed beds) and Valley Hospital and Medical Center (123 licensed beds) both located in Spokane, Washington, from Empire Health Services. The total consideration for these two hospitals was approximately $185.8 million, of which $149.2 million was paid in cash and $36.6 million was assumed in liabilities. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of June 30, 2009, no goodwill has been recorded. The acquisition transaction was accounted for using the purchase method of accounting. This preliminary allocation of the purchase price has been determined by the Company based upon available information and the allocation is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective June 30, 2008, one or more subsidiaries of the Company acquired the remaining 35% equity interest in Affinity Health Systems, LLC, which indirectly owns and operates Trinity Medical Center (560 licensed beds) in Birmingham, Alabama, from Baptist Health Systems, Inc. of Birmingham, Alabama (“Baptist”), giving these subsidiaries 100% ownership of that facility. The purchase price for this noncontrolling interest was $51.5 million in cash and the cancellation of a promissory note issued by Baptist to Affinity Health Systems, LLC in the original principal amount of $32.8 million.

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

Net operating revenues and income (loss) on discontinued operations for the respective periods are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Net operating revenues	$85	$35,932	$42,113	$159,764

(Loss) income from operations of hospitals sold and hospitals held for sale before income taxes	(807)	(850)	3,024	2,578
(Loss) gain on sale of hospitals, net	—	(9)	(644)	17,715

Income from discontinued operations, before taxes	(807)	(859)	2,380	20,293
Income tax (benefit) expense	(299)	(610)	808	9,061

(Loss) income from discontinued operations, net of tax	$(508)	$(249)	$1,572	$11,232

Interest expense and loss on early extinguishment of debt was allocated to discontinued operations based on sale proceeds available for debt repayment.

During the three months ended June 30, 2009, the Company decided to retain a hospital and related businesses previously classified as held for sale. Results of operations for all periods presented have been restated to include this retained hospital and related businesses, which were previously reported as discontinued operations. The

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

condensed consolidated balance sheets for each of the periods presented have been restated to include assets and liabilities previously reported as held for sale.

6.	INCOME TAXES

The Company adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), on January 1, 2007. The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $13.6 million as of June 30, 2009. It is the Company’s policy to recognize interest and penalties accrued related to unrecognized benefits in its condensed consolidated statements of income as income tax expense. During the six months ended June 30, 2009, the Company decreased liabilities by approximately $0.1 million and recorded $0.5 million in interest and penalties related to prior state income tax returns through its income tax provision from continuing operations, which are included in its FIN 48 liability at June 30, 2009. A total of approximately $1.8 million of interest and penalties is included in the amount of FIN 48 liability at June 30, 2009.

The Company believes that it is reasonably possible that approximately $4.1 million of its current unrecognized tax benefit may be recognized within the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities.

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has extended the federal statute of limitations for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003. The Company is currently under examination by the IRS of the federal tax return of Triad for the tax periods ended December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. The Company believes the results of this examination will not be material to its consolidated results of operations or consolidated financial position. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2004.

Prior to the adoption of SFAS No. 160 on January 1, 2009, income attributable to noncontrolling interests was deducted from earnings before arriving at income from continuing operations. With the adoption of SFAS No. 160, the income attributable to noncontrolling interests has been reclassified below net income and therefore is no longer deducted in arriving at income from continuing operations. However, the provision for income taxes does not change because those subsidiaries with noncontrolling interests attribute their taxable income to their respective investors. Accordingly, the Company will not pay tax on the income attributable to the noncontrolling interests. As a result of separately reporting income that is taxed to others, the Company’s effective tax rate on continuing operations before income taxes, as reported on the face of the financial statements is 33.3% and 35.3% for the three months ended June 30, 2009 and 2008, respectively, and 33.4% and 35.1% for the six months ended June 30, 2009 and 2008, respectively. However, the actual effective tax rate that is attributable to the Company’s share of income from continuing operations before income taxes (income from continuing operations before income taxes, as presented on the face of the statement of income, less income from continuing operations attributable to noncontrolling interests of $14.6 million and $7.4 million for the three months ended June 30, 2009 and 2008, respectively, and $28.2 million and $15.6 million for the six months ended June 30, 2009 and 2008, respectively) is 38.3% for the three and six months ended June 30, 2009 and 38.6% for the three and six months ended June 30, 2008.

Cash paid for income taxes, net of refunds received, resulted in net cash paid of $61.6 million for the three months ended June 30, 2009 and a net cash refund of $46.5 million for the three months ended June 30, 2008. Cash paid for income taxes, net of refunds received, resulted in a net cash refund of $0.7 million and $49.3 million for the six months ended June 30, 2009 and 2008, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2009, are as follows (in thousands):

Balance as of December 31, 2008	$4,166,091
Goodwill acquired as part of acquisitions during 2009	18,514
Consideration adjustments and finalization of purchase price allocation adjustments for prior year’s acquisitions	3,363

Balance as of June 30, 2009	$4,187,968

SFAS No. 142 requires that goodwill be allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments meet the criteria to be classified as reporting units. At June 30, 2009, the hospital operations reporting unit, the home care agencies reporting unit, and the hospital management services reporting unit had $4.120 billion, $34.2 million and $33.3 million, respectively, of goodwill.

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

The gross carrying amount of the Company’s other intangible assets subject to amortization was $77.2 million at June 30, 2009 and $68.6 million at December 31, 2008, and the net carrying amount was $54.0 million at June 30, 2009 and $54.1 million at December 31, 2008. The carrying amount of the Company’s other intangible assets not subject to amortization was $34.6 million and $35.2 million at June 30, 2009 and December 31, 2008, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average amortization period for the intangible assets subject to amortization is approximately nine years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets during the three months ended June 30, 2009 and 2008 was $3.6 million and $0.8 million, respectively, and $6.9 million and $3.2 million for the six months ended June 30, 2009 and 2008, respectively. Amortization expense on intangible assets is estimated to be $7.5 million for the remainder of 2009, $12.5 million in 2010, $6.4 million in 2011, $4.8 million in 2012, $4.3 million in 2013, and $18.6 million in 2014 and thereafter.

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

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income from continuing operations, discontinued operations and net income attributable to Community Health Systems, Inc. common stockholders (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Numerator for basic and diluted earnings per share:
Income from continuing operations, net of tax	$74,498	$55,393	$145,318	$112,648
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	14,555	7,447	28,185	15,602

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$59,943	$47,946	$117,133	$97,046

(Loss) income from discontinued operations, net of tax	$(508)	$(249)	$1,572	$11,232
Less: Income (loss) from discontinued operations attributable to noncontrolling interests, net of taxes	—	(196)	355	258

(Loss) income from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(508)	$(53)	$1,217	$10,974

Denominator:
Weighted-average number of shares outstanding — basic	90,358,583	94,192,295	90,169,735	94,017,435
Effect of dilutive securities:
Restricted stock awards	534,525	399,975	387,851	238,715
Employee options	168,802	920,857	103,805	871,373
Other equity based awards	9,237	—	4,618	—

Weighted-average number of shares outstanding — diluted	91,071,147	95,513,127	90,666,009	95,127,523
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee options	6,008,843	3,540,068	7,766,781	3,950,600

9.	STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of June 30, 2009, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 13, 2006, the Company commenced an open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $200 million in repurchases. This program will conclude at the earlier of three years or when the maximum number of shares has been repurchased. During the year ended December 31, 2008, the Company repurchased 4,786,609 shares, which is the cumulative number of shares that have been repurchased under this program, at a weighted-average price of $18.80 per share. During the six months ended June 30, 2009, the Company did not repurchase any shares under this program.

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests as if the provisions of SFAS No. 160 were adopted on the first day of the six-month period ended June 30, 2009 (in thousands):

		Community Health Systems, Inc. Stockholders
					Accumulated
	Redeemable		Additional		Other			Total
	Noncontrolling	Common	Paid-in	Treasury	Comprehensive	Retained	Noncontrolling	Stockholders’
	Interests	Stock	Capital	Stock	Income (Loss)	Earnings	Interests	Equity
Balance, December 31, 2008 (as previously reported)	$—	$925	$1,197,944	$(6,678)	$(295,575)	$776,249	$—	$1,672,865
January 1, 2009 adjustment to noncontrolling interests from adoption of SFAS No. 160	320,171	—	(46,825)	—	—	—	75,091	28,266

Balance, December 31, 2008 (as adjusted)	320,171	925	1,151,119	(6,678)	(295,575)	776,249	75,091	1,701,131
Comprehensive income (loss):
Net income	20,119	—	—	—	—	118,350	8,421	126,771
Net change in fair value of interest rate swaps	—	—	—	—	74,049	—	—	74,049
Net change in fair value of available for sale securities (loss)	—	—	—	—	(449)	—	—	(449)
Adjustment to pension liability	—	—	—	—	1,410	—	—	1,410

Total comprehensive income	20,119	—	—	—	75,010	118,350	8,421	201,781
Net distributions to noncontrolling interests	(2,060)	—	—	—	—	—	(3,147)	(3,147)
Purchase of subsidiary shares from noncontrolling interests	(140)	—	3,345	—	—	—	610	3,955
Sale of less than wholly-owned subsidiaries	(21,691)	—	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	7,595	—	(7,595)	—	—	—	—	(7,595)
Issuance of common stock in connection with the exercise of stock options	—	3	3,445	—	—	—	—	3,448
Cancellation of restricted stock for tax withholdings on vested shares	—	(2)	(3,605)	—	—	—	—	(3,607)
Tax benefit from exercise of options	—	—	(3,389)	—	—	—	—	(3,389)
Share-based compensation	—	11	24,805	—	—	—	—	24,816

Balance, June 30, 2009	$323,994	$937	$1,168,125	$(6,678)	$(220,565)	$894,599	$80,975	$1,917,393

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following schedule discloses the effects of changes in the Company’s ownership interest in its less than wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity:

Six Months Ended
June 30, 2009

Net income attributable to Community Health Systems, Inc.	$118,350
Transfers from the noncontrolling interests:
Increase in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	3,345

Net transfers from the noncontrolling interests	3,345

Change from net income attributable to Community Health Systems, Inc. and transfers (to) from noncontrolling interests	$121,695

10.	COMPREHENSIVE INCOME

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Net income	$73,990	$55,144	$146,890	$123,880
Net change in fair value of interest rate swaps	61,139	109,368	74,049	4,814
Net change in fair value of available for sale securities	801	(105)	(449)	(858)
Amortization of unrecognized pension components	970	880	1,410	(112)

Comprehensive income	136,900	165,287	221,900	127,724
Less: Comprehensive income attributable to noncontrolling interests	14,555	7,251	28,540	15,860

Comprehensive income attributable to Community Health Systems, Inc.	$122,345	$158,036	$193,360	$111,864

The net change in fair value of the interest rate swaps, the net change in fair value of available for sale securities and amortization of unrecognized pension cost components are included in accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets.

11.	EQUITY INVESTMENTS

As of June 30, 2009, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia in which HCA, Inc. owns the majority interest. Effective April 1, 2009, one or more subsidiaries of the Company acquired from Share Foundation the remaining 50% equity interest in MCSA L.L.C., an entity in which one or more subsidiaries of the Company previously had a 50% noncontrolling interest and for which it provided certain management services. This acquisition resulted in these subsidiaries of the Company owning 100% equity interest in that entity. MCSA L.L.C. owns and operates

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Medical Center of South Arkansas in El Dorado, Arkansas. The results of operations for MCSA L.L.C. were included in the consolidated financial statements effective April 1, 2009.

Summarized combined financial information for the three and six months ended June 30, 2009 and 2008, for these unconsolidated entities in which the Company owns an equity interest is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$348,684	$359,695	$724,382	$723,362
Operating costs and expenses	309,129	322,151	633,802	641,914
Net income	39,541	37,578	90,580	88,277

The summarized financial information for the three and six months ended June 30, 2009 and 2008 was derived from the unaudited financial information provided to the Company by those unconsolidated entities.

The Company’s investment in all of its unconsolidated affiliates is $424.8 million and $421.6 million at June 30, 2009 and December 31, 2008, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $11.8 million and $10.5 million for the three months ended June 30, 2009 and 2008, respectively, and $24.7 million and $23.4 million for the six months ended June 30, 2009 and 2008, respectively.

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

CHS has agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to Eurodollar rate loans under the revolving credit facility times the maximum aggregate amount available to be drawn under all letters of credit outstanding under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit will also receive a customary fronting fee and other customary processing charges. CHS is initially obligated to pay commitment fees of 0.50% per annum (subject to reduction based upon the Company’s leverage ratio) on the unused portion of the revolving credit facility. For purposes of this calculation, swingline loans are not treated as usage of the revolving credit facility. With respect to the delayed draw term loan facility, CHS was also obligated to pay commitment fees of 0.50% per annum for the first nine months after the closing of the Credit Facility, 0.75% per annum for the next three months after such nine-month period and thereafter, 1.0% per annum. In each case, the commitment fee was paid on the unused amount of the delayed draw term loan facility. After the draw down of the remaining $200 million of the delayed draw term loan in January 2009, CHS no longer pays commitment fees for the delayed draw term loan facility. CHS paid arrangement fees on the closing of the Credit Facility and pays an annual administrative agent fee.

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

During the three months ended June 30, 2009, the Company repurchased on the open market and cancelled $61.0 million of principal amount of the Notes. This resulted in a net gain from early extinguishment of debt of $0.3 million with an after-tax impact of $0.2 million. During the six months ended June 30, 2009, the Company

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

repurchased on the open market and cancelled $121.5 million of principal amount of the Notes. This resulted in a net gain from early extinguishment of debt of $2.7 million with an after-tax impact of $1.7 million.

On April 2, 2009, the Company paid down $110.4 million of its term loans under the Credit Facility. Of this amount, $85.0 million was paid down as required under the terms of the Credit Facility with the net proceeds received from the sale of the ownership interest in the partnership that owned and operated Presbyterian Hospital of Denton. This resulted in a loss from early extinguishment of debt of $1.1 million with an after-tax impact of $0.7 million recorded in discontinued operations for both the three and six months ended June 30, 2009. The remaining $25.4 million was paid on the term loans as required under the terms of the Credit Facility with the net proceeds received from the sale of various other assets. This resulted in a loss from early extinguishment of debt of $0.3 million with an after-tax impact of $0.2 million recorded in continuing operations for both the three and six months ended June 30, 2009.

As of June 30, 2009, the availability for additional borrowings under the Credit Facility was $750 million pursuant to the revolving credit facility, of which $89.2 million was set aside for outstanding letters of credit. CHS also has the ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) under the Credit Facility, which has not yet been accessed. CHS also has the ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $600 million, which CHS has not yet accessed. As of June 30, 2009, the weighted-average interest rate under the Credit Facility, excluding swaps, was 3.2%.

Cash paid for interest, net of interest income, was $102.1 million and $97.4 million during the three months ended June 30, 2009 and 2008, respectively, and $335.0 million and $326.4 million during the six months ended June 30, 2009 and 2008, respectively.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of June 30, 2009 and December 31, 2008, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$268,825	$268,825	$220,655	$220,655
Available-for-sale securities	6,959	6,959	6,325	6,325
Trading securities	21,654	21,654	24,325	24,325
Liabilities:
Credit facilities	6,054,715	5,449,224	5,965,866	4,653,375
Tax-exempt bonds	8,000	8,000	8,000	8,000
Senior notes	2,789,331	2,740,518	2,910,831	2,677,965
Other debt	42,769	42,769	41,663	41,663

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

Senior notes.  Estimated fair value is based on the average bid and ask price as quoted by the bank who served as underwriter in the sale of these notes.

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the three months ended June 30, 2009 and 2008, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of non-performance. However, at June 30, 2009, since all but one of the swap agreements entered into by the Company were in net liability positions so that the Company would be required to make the net settlement payments to the counterparties, the Company does not anticipate non-performance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest rate swaps consisted of the following at June 30, 2009:

	Notional
	Amount	Fixed Interest	Termination	Fair Value
Swap #	(in 000’s)	Rate	Date	(in 000’s)

1	$704,000	0.4250%	August 28, 2009	$ (147)(1)
2	100,000	4.3375%	November 30, 2009	(1,725)
3	200,000	2.8800%	September 17, 2010	(3,397)
4	100,000	4.9360%	October 4, 2010	(4,435)
5	100,000	4.7090%	January 24, 2011	(5,059)
6	300,000	5.1140%	August 8, 2011	(22,170)
7	100,000	4.7185%	August 19, 2011	(6,746)
8	100,000	4.7040%	August 19, 2011	(6,590)
9	100,000	4.6250%	August 19, 2011	(6,544)
10	200,000	4.9300%	August 30, 2011	(14,235)
11	200,000	3.0920%	September 18, 2011	(6,442)
12	100,000	3.0230%	October 23, 2011	(3,064)
13	200,000	4.4815%	October 26, 2011	(12,729)
14	200,000	4.0840%	December 3, 2011	(11,097)
15	100,000	3.8470%	January 4, 2012	(5,026)
16	100,000	3.8510%	January 4, 2012	(5,036)
17	100,000	3.8560%	January 4, 2012	(5,048)
18	200,000	3.7260%	January 8, 2012	(9,470)
19	200,000	3.5065%	January 16, 2012	(8,399)
20	250,000	5.0185%	May 30, 2012	(20,874)
21	150,000	5.0250%	May 30, 2012	(12,597)
22	200,000	4.6845%	September 11, 2012	(15,307)
23	100,000	3.3520%	October 23, 2012	(3,563)
24	125,000	4.3745%	November 23, 2012	(8,486)
25	75,000	4.3800%	November 23, 2012	(5,129)
26	150,000	5.0200%	November 30, 2012	(13,386)
27	100,000	5.0230%	May 30, 2013	(9,290)
28	300,000	5.2420%	August 6, 2013	(31,538)
29	100,000	5.0380%	August 30, 2013	(9,517)
30	50,000	3.5860%	October 23, 2013	(1,879)
31	50,000	3.5240%	October 23, 2013	(1,754)
32	100,000	5.0500%	November 30, 2013	(9,742)
33	200,000	2.0700%	December 19, 2013	6,241
34	100,000	5.2310%	July 25, 2014	(10,895)
35	100,000	5.2310%	July 25, 2014	(10,895)
36	200,000	5.1600%	July 25, 2014	(21,120)
37	75,000	5.0405%	July 25, 2014	(7,498)
38	125,000	5.0215%	July 25, 2014	(12,384)

(1)	This interest rate swap is a 90-day swap for which we pay a monthly fixed rate of 0.4250% and receive one-month LIBOR rates payable on $704 million of term loans under the Credit Facility. As with each of these swap agreements, the variable interest rate received matches the variable interest rate paid for the revolving credit and term loans under the Credit Facility. The Company continues to pay a margin of 225 basis points for the revolving credit and term loans under the Credit Facility.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	FAIR VALUE

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

In February 2008, the FASB issued FASB Staff Position No. 157-2, “Effective Date of FASB Statement No. 157,” (“FSP 157-2”). FSP 157-2 deferred the effective date of the provisions of SFAS No. 157 for all non-financial assets and non-financial liabilities to fiscal years beginning after November 15, 2008, and was adopted by the Company as of January 1, 2009. The adoption of this statement has not had a material effect on the Company’s consolidated results of operations or consolidated financial position.

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

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of June 30, 2009 (in thousands):

	June 30,
	2009	Level 1	Level 2	Level 3

Available-for-sale securities	$6,959	$6,959	$—	$—
Trading securities	21,654	21,654	—	—

Total assets	$28,613	$28,613	$—	$—

Fair value of interest rate swap agreements	$319,432	$—	$319,432	$—

Total liabilities	$319,432	$—	$319,432	$—

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

To comply with the provisions of SFAS No. 157, the Company incorporates credit valuation adjustments (CVAs) to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at June 30, 2009 resulted in a decrease in the fair value of the related liability of $40.5 million and an after-tax adjustment of $25.9 million to other comprehensive income.

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

Contractual
Obligation
Liability

Balance at January 1, 2009	$48,985
Settlement of contractual obligation liability	(48,985)

Balance at June 30, 2009	$—

15.	DERIVATIVE INSTRUMENTS

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

The Company’s derivative instruments had no effect on the Company’s consolidated results of operations for the three and six months ended June 30, 2009 and 2008.

The fair values of derivative instruments in the condensed consolidated balance sheets as of June 30, 2009 and December 31, 2008 were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2009		December 31, 2008		June 30, 2009		December 31, 2008
	Balance		Balance		Balance		Balance
	Sheet		Sheet		Sheet		Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments under Statement 133	Other assets, net	$—	Other assets, net	$—	Other long-term liabilities	$319,432	Other long-term liabilities	$435,134

16.	SEGMENT INFORMATION

The Company operates in three distinct operating segments, represented by hospital operations (which includes its general acute care hospitals and related healthcare entities that provide inpatient and outpatient health care services), home care agency operations (which provide in-home outpatient care), and hospital management services (which provides executive management and consulting services to non-affiliated acute care hospitals). Only the hospital operations segment meets the criteria in SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information” (“SFAS No. 131”), as a separate reportable segment. The financial information for the home care agencies and management services segments do not meet the quantitative thresholds defined in SFAS No. 131 and are combined into the corporate and all other reportable segment.

The distribution between reportable segments of the Company’s revenues and income from continuing operations before income taxes is summarized in the following tables (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Revenues:
Hospital operations	$2,946,985	$2,611,869	$5,798,032	$5,260,539
Corporate and all other	69,976	61,284	131,678	122,969

	$3,016,961	$2,673,153	$5,929,710	$5,383,508

Income from continuing operations before income taxes:
Hospital operations	$147,786	$123,515	$287,847	$245,935
Corporate and all other	(36,079)	(37,932)	(69,686)	(72,233)

	$111,707	$85,583	$218,161	$173,702

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	CONTINGENCIES

The Company is a party to various legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

In a letter dated October 4, 2007, the Civil Division of the Department of Justice notified the Company that, as a result of an investigation into the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients, it believes the Company and three of its New Mexico hospitals have caused the State of New Mexico to submit improper claims for federal funds in violation of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc. The federal government filed its complaint in intervention on June 30, 2009. The relator filed a second amended complaint on July 1, 2009. The Company’s responses are due within 60 days. The Company is vigorously defending this action.

18.	SUBSEQUENT EVENTS

SFAS No. 165 “Subsequent Events” (“SFAS No. 165”) establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. This standard does not result in significant changes in the subsequent events that are reported either through recognition or disclosure in the consolidated financial statements. In accordance with SFAS No. 165, the Company evaluated all material events occurring subsequent to the balance sheet date through July 31, 2009, the date the consolidated financial statements were issued, for events requiring disclosure or recognition in the consolidated financial statements.

19.	FASB ACCOUNTING STANDARDS CODIFICATION

SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”) is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The FASB Accounting Standards Codification (“Codification”) will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The issuance of SFAS No. 168 and the Codification do not change current U.S. GAAP and will not have an impact on the Company’s consolidated results of operations or consolidated financial position.

20.	SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
June 30, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$173,773	$95,052	$—	$268,825
Patient accounts receivable, net of allowance for doubtful accounts	—	—	1,035,917	622,006	—	1,657,923
Supplies	—	—	180,048	106,546	—	286,594
Deferred income taxes	91,875	—	—	—	—	91,875
Prepaid expenses and taxes	—	24	70,791	23,783	—	94,598
Other current assets	—	20	107,452	92,144	—	199,616

Total current assets	91,875	44	1,567,981	939,531	—	2,599,431

Intercompany receivable	938,577	9,375,765	8,398,180	2,753,282	(21,465,804)	—

Property and equipment, net	—	—	3,886,085	2,190,060	—	6,076,145

Goodwill	—	—	2,423,680	1,764,288	—	4,187,968

Other assets, net of accumulated amortization	—	155,262	347,233	505,983	—	1,008,478

Net investment in subsidiaries	1,324,759	5,274,168	3,295,169	—	(9,894,096)	—

Total assets	$2,355,211	$14,805,239	$19,918,328	$8,153,144	$(31,359,900)	$13,872,022

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$32,603	$21,094	$3,037	$—	$56,734
Accounts payable	19	—	341,821	164,126	—	505,966
Current income taxes payable	25,920	—	—	—	—	25,920
Deferred income taxes	6,740	—	—	—	—	6,740
Interest payable (receivable)	—	144,656	1,134	(2,209)	—	143,581
Accrued liabilities	8,283	8,712	487,320	216,998	—	721,313

Total current liabilities	40,962	185,971	851,369	381,952	—	1,460,254

Long-term debt	—	8,812,201	29,571	42,038	—	8,883,810

Intercompany payable	—	4,173,569	17,121,462	7,067,616	(28,362,647)	—

Deferred income taxes	461,098	—	—	—	—	461,098

Other long-term liabilities	16,733	319,432	271,108	218,200	—	825,473

Total liabilities	518,793	13,491,173	18,273,510	7,709,806	(28,362,647)	11,630,635

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	31,302	292,692	—	323,994

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	937	—	1	2	(3)	937
Additional paid-in capital	1,168,125	589,298	625,783	26,753	(1,241,834)	1,168,125
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive loss	(220,565)	(220,565)	(16,129)	—	236,694	(220,565)
Retained earnings	894,599	945,333	1,003,861	42,916	(1,992,110)	894,599

Total Community Health Systems, Inc. stockholders’ equity	1,836,418	1,314,066	1,613,516	69,671	(2,997,253)	1,836,418
Noncontrolling interests in equity of consolidated subsidiaries	—	—	—	80,975	—	80,975

Total equity	1,836,418	1,314,066	1,613,516	150,646	(2,997,253)	1,917,393

Total liabilities and equity	$2,355,211	$14,805,239	$19,918,328	$8,153,144	$(31,359,900)	$13,872,022

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$155,018	$65,637	$—	$220,655
Patient accounts receivable, net of allowance for doubtful accounts	—		1,024,402	601,068	—	1,625,470
Supplies	—	—	170,417	105,279	—	275,696
Deferred income taxes	91,875	—	—	—	—	91,875
Prepaid expenses and taxes	92,710	111	66,559	7,122	—	166,502
Other current assets	—	85	131,661	93,106	—	224,852

Total current assets	184,585	196	1,548,057	872,212	—	2,605,050
Intercompany receivable	1,026,905	9,325,281	5,207,453	3,402,559	(18,962,198)	—

Property and equipment, net	—	—	3,658,095	2,236,310	—	5,894,405

Goodwill	—	—	2,404,082	1,762,009	—	4,166,091

Other assets, net of accumulated amortization	—	171,396	330,132	651,180	—	1,152,708

Net investment in subsidiaries	1,109,833	4,459,037	3,330,368	—	(8,899,238)	—

Total assets	$2,321,323	$13,955,910	$16,478,187	$8,924,270	$(27,861,436)	$13,818,254

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$12,066	$7,653	$14,185	$—	$33,904
Accounts payable	70	—	376,273	156,252	—	532,595
Current income taxes payable	—	—	—	—	—	—
Deferred income taxes	6,740	—	—	—		6,740
Interest payable (receivable)	—	152,070	2,263	(1,099)	—	153,234
Accrued liabilities	8,869	567	471,764	301,744	—	782,944

Total current liabilities	15,679	164,703	857,953	471,082	—	1,509,417

Long-term debt	—	8,865,390	34,958	37,837	—	8,938,185

Intercompany payable	200,600	3,369,977	13,832,783	7,832,161	(25,235,521)	—

Deferred income taxes	460,793	—	—	—	—	460,793

Other long-term liabilities	18,211	435,134	218,306	216,906	—	888,557

Total liabilities	695,283	12,835,204	14,944,000	8,557,986	(25,235,521)	11,796,952

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	51,602	268,569	—	320,171

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	925	—	1	2	(3)	925
Additional paid-in capital	1,151,119	545,268	577,375	8,709	(1,131,352)	1,151,119
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive loss	(295,575)	(295,575)	(17,090)	—	312,665	(295,575)
Retained earnings	776,249	871,013	922,299	13,913	(1,807,225)	776,249

Total Community Health Systems, Inc. stockholders’ equity	1,626,040	1,120,706	1,482,585	22,624	(2,625,915)	1,626,040
Noncontrolling interests in equity of consolidated subsidiaries	—	—	—	75,091	—	75,091

Total equity	1,626,040	1,120,706	1,482,585	97,715	(2,625,915)	1,701,131

Total liabilities and equity	$2,321,323	$13,955,910	$16,478,187	$8,924,270	$(27,861,436)	$13,818,254

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$1,872,775	$1,144,186	$—	$3,016,961

Operating costs and expenses:
Salaries and benefits	—	—	722,366	479,314	—	1,201,680
Provision for bad debts	—	—	237,169	125,293	—	362,462
Supplies	—	—	257,235	162,721	—	419,956
Other operating expenses	—	—	331,921	235,892	—	567,813
Rent	—	—	32,818	28,382	—	61,200
Depreciation and amortization	—	—	89,392	53,055	—	142,447

Total operating costs and expenses	—	—	1,670,901	1,084,657	—	2,755,558

Income from operations	—	—	201,874	59,529	—	261,403
Interest expense, net	—	31,196	124,537	5,740	—	161,473
Loss (gain) from early extinguishment of debt	—	6	—	—	—	6
Equity in earnings of unconsolidated affiliates	(59,435)	(68,908)	(36,911)	—	153,471	(11,783)

Income from continuing operations before income taxes	59,435	37,706	114,248	53,789	(153,471)	111,707
Provision for (benefit from) income taxes	—	(21,729)	43,348	15,590	—	37,209

Income from continuing operations	59,435	59,435	70,900	38,199	(153,471)	74,498
Discontinued operations, net of taxes:
(Loss) income from operations of hospitals sold and held for sale	—	—	(7)	(501)	—	(508)
(Loss) gain on sale of hospitals, net	—	—	—	—	—	—

(Loss) income from discontinued operations	—	—	(7)	(501)	—	(508)

Net income	59,435	59,435	70,893	37,698	(153,471)	73,990
Less: Net income attributable to noncontrolling interests	—	—	1,362	13,193	—	14,555

Net income attributable to Community Health Systems, Inc.	$59,435	$59,435	$69,531	$24,505	$(153,471)	$59,435

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$1,625,112	$1,048,041	$—	$2,673,153

Operating costs and expenses:
Salaries and benefits	—	—	614,094	464,071	—	1,078,165
Provision for bad debts	—	—	182,401	103,192	—	285,593
Supplies	—	—	221,305	154,019	—	375,324
Other operating expenses	—	—	306,556	217,272	—	523,828
Rent	—	—	32,485	25,769	—	58,254
Depreciation and amortization	—	—	76,189	47,355	—	123,544

Total operating costs and expenses	—	—	1,433,030	1,011,678	—	2,444,708

Income from operations	—	—	192,082	36,363	—	228,445
Interest expense, net	—	14,598	132,578	6,185	—	153,361
Loss (gain) from early extinguishment of debt	—	—	—	—	—	—
Equity in earnings of unconsolidated affiliates	(47,893)	(51,796)	(24,096)	—	113,286	(10,499)

Income from continuing operations before income taxes	47,893	37,198	83,600	30,178	(113,286)	85,583
Provision for (benefit from) income taxes	—	(10,695)	32,109	8,776	—	30,190

Income from continuing operations	47,893	47,893	51,491	21,402	(113,286)	55,393
Discontinued operations, net of taxes:
(Loss) income from operations of hospitals sold and held for sale	—	—	820	(1,060)	—	(240)
(Loss) gain on sale of hospitals, net	—	—	—	(9)	—	(9)

(Loss) income from discontinued operations	—	—	820	(1,069)	—	(249)

Net income	47,893	47,893	52,311	20,333	(113,286)	55,144
Less: Net income attributable to noncontrolling interests	—	—	(129)	7,380	—	7,251

Net income attributable to Community Health Systems, Inc.	$47,893	$47,893	$52,440	$12,953	$(113,286)	$47,893

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$3,666,028	$2,263,682	$—	$5,929,710

Operating costs and expenses:
Salaries and benefits	—	—	1,418,148	956,972	—	2,375,120
Provision for bad debts	—	—	462,779	237,451	—	700,230
Supplies	—	—	499,985	325,608	—	825,593
Other operating expenses	—	—	640,015	472,775	—	1,112,790
Rent	—	—	64,960	56,568	—	121,528
Depreciation and amortization	—	—	174,695	103,313	—	278,008

Total operating costs and expenses	—	—	3,260,582	2,152,687	—	5,413,269

Income from operations	—	—	405,446	110,995	—	516,441
Interest expense, net	—	49,113	263,163	13,110	—	325,386
Loss (gain) from early extinguishment of debt	—	(2,406)	—	—	—	(2,406)
Equity in earnings of unconsolidated affiliates	(118,350)	(128,532)	(73,184)	—	295,366	(24,700)

Income from continuing operations before income taxes	118,350	81,825	215,467	97,885	(295,366)	218,161
Provision for (benefit from) income taxes	—	(36,525)	81,156	28,212	—	72,843

Income from continuing operations	118,350	118,350	134,311	69,673	(295,366)	145,318
Discontinued operations, net of taxes:
(Loss) income from operations of hospitals sold and held for sale	—	—	(218)	2,195	—	1,977
(Loss) gain on sale of hospitals, net	—	—	—	(405)	—	(405)

(Loss) income from discontinued operations	—	—	(218)	1,790	—	1,572

Net income	118,350	118,350	134,093	71,463	(295,366)	146,890
Less: Net income attributable to noncontrolling interests	—	—	4,124	24,416	—	28,540

Net income attributable to Community Health Systems, Inc.	$118,350	$118,350	$129,969	$47,047	$(295,366)	$118,350

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$3,262,125	$2,121,383	$—	$5,383,508

Operating costs and expenses:
Salaries and benefits	—	—	1,241,128	924,122	—	2,165,250
Provision for bad debts	—	—	376,307	201,359	—	577,666
Supplies	—	—	442,623	316,684	—	759,307
Other operating expenses	—	—	614,346	435,048	—	1,049,394
Rent	—	—	63,851	53,480	—	117,331
Depreciation and amortization	—	—	152,455	92,395	—	244,850

Total operating costs and expenses	—	—	2,890,710	2,023,088	—	4,913,798

Income from operations	—	—	371,415	98,295	—	469,710
Interest expense, net	—	27,522	270,062	20,479	—	318,063
Loss (gain) from early extinguishment of debt	—	1,328	—	—	—	1,328
Equity in earnings of unconsolidated affiliates	(108,020)	(107,428)	(72,077)	—	264,142	(23,383)

Income from continuing operations before income taxes	108,020	78,578	173,430	77,816	(264,142)	173,702
Provision for (benefit from) income taxes	—	(29,442)	67,133	23,363	—	61,054

Income from continuing operations	108,020	108,020	106,297	54,453	(264,142)	112,648
Discontinued operations, net of taxes:
(Loss) income from operations of hospitals sold and held for sale	—	—	268	1,356	—	1,624
(Loss) gain on sale of hospitals, net	—	—	—	9,608	—	9,608

(Loss) income from discontinued operations	—	—	268	10,964	—	11,232

Net income	108,020	108,020	106,565	65,417	(264,142)	123,880
Less: Net income attributable to noncontrolling interests	—	—	(1,270)	17,130	—	15,860

Net income attributable to Community Health Systems, Inc.	$108,020	$108,020	$107,835	$48,287	$(264,142)	$108,020

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(1,269)	$(11,605)	$400,905	$156,376	$—	$544,407

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(198,326)	(12,578)	—	(210,904)
Purchases of property and equipment	—	—	(205,505)	(61,770)	—	(267,275)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	89,909	—	89,909
Proceeds from sale of property and equipment	—	—	102	253	—	355
Increase in other non-operating assets	—	(18,381)	(47,989)	(8,136)	—	(74,506)

Net cash (used in) provided by investing activities	—	(18,381)	(451,718)	7,678	—	(462,421)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,445	—	—	—	—	3,445
Excess tax benefits relating to stock-based compensation	(3,389)	—	—	—	—	(3,389)
Deferred financing costs	—	(207)	—	—	—	(207)
Stock buy-back	—	—	—	—	—	—
Proceeds from noncontrolling investors in joint ventures	—	—	326	25,988	—	26,314
Redemption of noncontrolling investments in joint ventures	—	—	—	(1,631)	—	(1,631)
Distributions to noncontrolling investors in joint ventures	—	—	(4,205)	(17,961)	—	(22,166)
Changes in intercompany balances with affiliates, net	1,213	61,381	74,334	(136,928)	—	—
Borrowings under credit agreement	—	200,000	—	—	—	200,000
Repayments of long-term indebtedness	—	(231,188)	(887)	(4,107)	—	(236,182)

Net cash (used in) provided by financing activities	1,269	29,986	69,568	(134,639)	—	(33,816)

Net change in cash and cash equivalents	—	—	18,755	29,415	—	48,170
Cash and cash equivalents at beginning of period	—	—	155,018	65,637	—	220,655

Cash and cash equivalents at end of period	$—	$—	$173,773	$95,052	$—	$268,825

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Cash flows from operating activities:
Net cash provided by (used in) operating activities	$61,067	$(31,359)	$406,999	$(19,924)	$—	$416,783

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(6,464)	(182)	—	(6,646)
Purchases of property and equipment	—	—	(189,971)	(85,634)	—	(275,605)
Proceeds from disposition of hospitals and other ancillary operations	—	—	10,693	355,220	—	365,913
Proceeds from sale of property and equipment	—	—	1,094	11,795	—	12,889
Increase in other non-operating assets	—	—	(114,592)	(29,788)	—	(144,380)

Net cash (used in) provided by investing activities	—	—	(299,240)	251,411	—	(47,829)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,357	—	—	—	—	1,357
Excess tax benefits relating to stock-based compensation	(947)	—	—	—	—	(947)
Deferred financing costs	—	(2,444)	—	—	—	(2,444)
Stock buy-back	(10,194)	—	—	—	—	(10,194)
Proceeds from noncontrolling investors in joint ventures	—	—	—	11,214	—	11,214
Redemption of noncontrolling investments in joint ventures	—	—	—	(53,485)	—	(53,485)
Distributions to noncontrolling investors in joint ventures	—	—	—	(14,916)	—	(14,916)
Changes in intercompany balances with affiliates, net	(51,283)	195,597	60,797	(205,111)	—	—
Borrowings under credit agreement	—	25,000	44,818	(47,161)	—	22,657
Repayments of long-term indebtedness	—	(186,794)	(68,321)	64,117	—	(190,998)

Net cash (used in) provided by financing activities	(61,067)	31,359	37,294	(245,342)	—	(237,756)

Net change in cash and cash equivalents	—	—	145,053	(13,855)	—	131,198
Cash and cash equivalents at beginning of period	—	—	114,853	18,021	—	132,874

Cash and cash equivalents at end of period	$—	$—	$259,906	$4,166	$—	$264,072

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Overview

We are the largest publicly traded operator of hospitals in the United States in terms of number of facilities and net operating revenues. We provide healthcare services through these hospitals that we own and operate in non-urban and selected urban markets. We generate revenue primarily by providing a broad range of general hospital healthcare services to patients in the communities in which we are located. We currently have 122 general acute care hospitals. In addition, we own and operate home care agencies, located primarily in markets where we also operate a hospital, and through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. We are paid for our services by governmental agencies, private insurers and directly by the patients we serve.

During the three months ended June 30, 2009, we continued to navigate the uncertainties of the global and domestic economies. Unemployment continues to increase, credit markets remained tightened and there remained a low level of liquidity in many financial markets. Consequently, as previously disclosed, we are continuing to take a cautious approach to our acquisition strategy in this uncertain economic environment. During the three months ended June 30, 2009, we acquired the remaining 50% interest in a hospital in El Dorado, Arkansas, in which we previously were a joint venture partner, but did not consolidate its operations, and we completed the previously announced acquisition of a health care system in Wilkes Barre, Pennsylvania.

Despite these uncertainties in the economy, our net operating revenue for the three months ended June 30, 2009 increased to $3.017 billion, as compared to $2.673 billion for the three months ended June 30, 2008. Income from continuing operations, before noncontrolling interests, for the three months ended June 30, 2009 increased 34.5% over the three months ended June 30, 2008. This increase in income from continuing operations during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008, is due primarily to an increase in surgeries performed at our hospitals, strong outpatient growth, the realization of synergies from our acquisition of Triad Hospitals, Inc., or Triad, and the recognition of cost savings from our ability to effectively control costs. Total admissions for the three months ended June 30, 2009 increased 5.8% compared to the three months ended June 30, 2008. This increase in admissions was due primarily to our recent acquisitions.

Our net operating revenue for the six months ended June 30, 2009 increased to $5.930 billion, as compared to $5.384 billion for the six months ended June 30, 2008. Income from continuing operations, before noncontrolling interests, for the six months ended June 30, 2009 increased 29.0% over the six months ended June 30, 2008. This increase in income from continuing operations during the six months ended June 30, 2009, as compared to the six months ended June 30, 2008 is due primarily to an increase in surgeries performed at our hospitals, strong outpatient growth, the realization of synergies from the Triad acquisition, and the recognition of cost savings from our ability to effectively control costs. Total admissions for the six months ended June 30, 2009 increased 1.7% compared to the six months ended June 30, 2008. This increase in admissions was due primarily to our recent acquisitions.

Self-pay revenues represented approximately 10.8% and 10.7% of our net operating revenues for the three months ended June 30, 2009 and 2008, respectively, and 11.2% and 10.8% of our net operating revenues for the six months ended June 30, 2009 and 2008, respectively. The value of charity care services relative to total net operating revenues increased to 3.9% and 3.8% for the three and six months ended June 30, 2009, respectively, compared to 3.8% and 3.7% for the three and six months ended June 30, 2008, respectively. Uninsured and underinsured patients continue to be an industry-wide issue, and we anticipate this trend will continue into the foreseeable future.

As a result of our current levels of cash, available borrowing capacity, long-term outlook on our debt repayments and our continued projection of our ability to generate cash flows, we do not anticipate a significant impact on our ability to invest the necessary capital in our business over the next twelve months and into the foreseeable future. We believe there continues to be ample opportunity for growth in substantially all of our markets by decreasing the need for patients to travel outside their communities for health care services. Furthermore, we continue to benefit from synergies from the acquisition of Triad and will continue to strive to improve operating efficiencies and procedures in order to improve our profitability at all of our hospitals.

During the three months ended June 30, 2009, we decided to retain a hospital and related businesses previously classified as held for sale. Results of operations for all periods presented have been restated to include this retained hospital and related businesses, which previously were reported as discontinued operations. The condensed consolidated balance sheets for each of the periods presented have been restated to include assets and liabilities previously reported as held for sale.

Sources of Consolidated Net Operating Revenue

The following table presents the approximate percentages of net operating revenue derived from Medicare, Medicaid, managed care, self-pay and other sources for the periods indicated. The data for the periods presented are not strictly comparable due to the significant effect that hospital acquisitions have had on these statistics.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008

Medicare	27.2%	27.6%	27.5%	28.1%
Medicaid	9.0%	8.7%	8.7%	8.5%
Managed Care and other third party payors	53.0%	53.0%	52.6%	52.6%
Self-pay	10.8%	10.7%	11.2%	10.8%

Total	100.0%	100.0%	100.0%	100.0%

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month and six-month periods ended June 30, 2009 and 2008. In the future, we expect the percentage of revenues received from the Medicare program to increase due to the general aging of the population.

The payment rates under the Medicare program for inpatient acute care services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. Reductions in the rate of increase in Medicare reimbursement may cause our net operating revenue growth to decline.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Expressed as a percentage
	of net operating revenues)

Consolidated(a)
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses(b)	(86.6)	(86.8)	(86.6)	(86.7)
Depreciation and amortization	(4.7)	(4.7)	(4.7)	(4.6)

Income from operations	8.7	8.5	8.7	8.7
Interest expense, net	(5.4)	(5.7)	(5.4)	(5.9)
Gain from early extinguishment of debt	—	—	—	—
Equity in earnings of unconsolidated affiliates	0.4	0.4	0.4	0.4

Income from continuing operations before income taxes	3.7	3.2	3.7	3.2
Provision for income taxes	(1.2)	(1.1)	(1.2)	(1.1)

Income from continuing operations	2.5	2.1	2.5	2.1
Income from discontinued operations, net of tax	—	—	—	0.2

Net income	2.5	2.1	2.5	2.3
Less: Net income attributable to noncontrolling interests	(0.5)	(0.3)	(0.5)	(0.3)

Net income attributable to Community Health Systems, Inc.	2.0%	1.8%	2.0%	2.0%

	Three Months Ended	Six Months Ended
	June 30, 2009	June 30, 2009

Percentage increase (decrease) from same period prior year(a):
Net operating revenues	12.9%	10.1%
Admissions	5.8	1.7
Adjusted admissions(c)	7.7	3.8
Average length of stay	—	—
Net income attributable to Community Health Systems, Inc.(d)	24.1	9.6
Same-store percentage increase from same period prior year(a)(e):
Net operating revenues	6.7%	5.5%
Admissions	(0.4)	(2.7)
Adjusted admissions(c)	1.7	(0.4)

(a)	Pursuant to Statement of Financial Accounting Standards, or SFAS, No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” or SFAS No. 144, we have restated our prior period financial statements and statistical results to reflect discontinued operations.

(b)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses.

(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Includes income or loss from discontinued operations.

(e)	Includes acquired hospitals to the extent we operated them in both years.

Three months Ended June 30, 2009 Compared to Three months Ended June 30, 2008

Net operating revenues increased $344 million to $3.017 billion for the three months ended June 30, 2009, from $2.673 billion for the three months ended June 30, 2008. Growth from hospitals owned throughout both periods contributed $178 million of that increase and $166 million was contributed by hospitals acquired in 2009 and 2008. On a same-store basis, this represents an increase in net revenue of 6.7%. The increase from hospitals that we owned throughout both periods was primarily attributable to higher acuity level of services provided and outpatient growth, along with rate increases and favorable payor mix.

On a consolidated basis, inpatient admissions increased by 5.8% and adjusted admissions increased by 7.7%. On a same-store basis, admissions decreased by 0.4% during the three months ended June 30, 2009. This decrease in admissions was due primarily to the impact of closing certain unprofitable services during the three months ended June 30, 2009.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, decreased to 86.6% for the three months ended June 30, 2009, compared to 86.8% for the three months ended June 30, 2008. Salaries and benefits, as a percentage of net operating revenues, decreased 0.5% to 39.8% for the three months ended June 30, 2009, compared to 40.3% for the three months ended June 30, 2008. Provision for bad debts, as a percentage of net operating revenues, increased 1.3% to 12.0% for the three months ended June 30, 2009, compared to 10.7% for the three months ended June 30, 2008. This increase primarily represents an increase in self-pay revenues over the comparable period of 2008 due to increased charges and the impact of current economic conditions on individuals’ ability to pay. Supplies, as a percentage of net operating revenues, decreased 0.1% to 13.9% for the three months ended June 30, 2009, as compared to 14.0% for the three months ended June 30, 2008. Rent and other operating expenses, as a percentage of net operating revenues, decreased 0.9% to 20.9% for the three months ended June 30, 2009, as compared to 21.8% for the three months ended June 30, 2008. This decrease is due primarily to reductions in contract labor. Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.4% for each of the three-month periods ended June 30, 2009 and 2008.

Depreciation and amortization remained consistent at 4.7% of net operating revenues for each of the three-month periods ended June 30, 2009 and 2008.

Interest expense, net, increased by $8.1 million from $153.4 million for the three months ended June 30, 2008 to $161.5 million for the three months ended June 30, 2009. An increase in our average outstanding debt during the three months ended June 30, 2009, compared to the three months ended June 30, 2008, accounted for $1.6 million of this increase, while an increase in interest rates during the three months ended June 30, 2009, compared to June 30, 2008, accounted for $3.4 million. The remaining increase in interest expense of $3.1 million is the result of decreased capitalized interest due to fewer major construction projects during the three months ended June 30, 2009, compared to the three months ended June 30, 2008.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes increasing $26.1 million from $85.6 million for the three months ended June 30, 2008 to $111.7 million for the three months ended June 30, 2009.

Provision for income taxes increased from $30.2 million for the three months ended June 30, 2008 to $37.2 million for the three months ended June 30, 2009, due primarily to an increase in taxable income in the comparable period resulting from the decrease in operating expenses as a percentage of net operating revenues.

Income from continuing operations as a percentage of net operating revenue increased from 2.1% for the three months ended June 30, 2008 to 2.5% for the three months ended June 30, 2009. Net income as a percentage of net operating revenue increased from 2.1% for the three months ended June 30, 2008 to 2.5% for the three months ended June 30, 2009. The increase in income from continuing operations as a percentage of net operating revenue is primarily a result of the net decreases in operating expenses, as discussed above.

Net income attributable to noncontrolling interests as a percentage of net operating revenue was 0.5% for the three months ended June 30, 2009, compared to 0.3% for the three months ended June 30, 2008. This increase is due primarily to additional syndications entered into after the second quarter of 2008.

Net income attributable to Community Health Systems, Inc. was $59.4 million for the three months ended June 30, 2009, compared to $47.9 million for the three months ended June 30, 2008, representing an increase of 24.1%. The increase in net income is reflective of the impact of the revenue growth and net decrease in expenses discussed above.

Six months Ended June 30, 2009 Compared to Six months Ended June 30, 2008

Net operating revenues increased $546 million to $5.930 billion for the six months ended June 30, 2009, from $5.384 billion for the six months ended June 30, 2008. Growth from hospitals owned throughout both periods contributed $293 million of that increase and $253 million was contributed by hospitals acquired in 2009 and 2008. On a same-store basis, this represents an increase in net revenue of 5.5%. The increase from hospitals that we owned throughout both periods was primarily attributable to higher acuity level of services provided and outpatient growth, along with rate increases and favorable payor mix. These improvements were partially offset by the strong flu and respiratory season during the six months ended June 30, 2008 and the extra day from the leap year in 2008, both of which were non-recurring events in 2009.

On a consolidated basis, inpatient admissions increased by 1.7% and adjusted admissions increased by 3.8%. On a same-store basis, admissions decreased by 2.7% during the six months ended June 30, 2009. This decrease in admissions was due primarily to the strong flu and respiratory season during the six months ended June 30, 2008, which did not recur during 2009, the 2008 period having one additional day because it was a leap year, and the impact of closing certain unprofitable services.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, decreased to 86.6% for the six months ended June 30, 2009, compared to 86.7% for the six months ended June 30, 2008. Salaries and benefits, as a percentage of net operating revenues, decreased 0.1% to 40.1% for the six months ended June 30, 2009, compared to 40.2% for the six months ended June 30, 2008. Provision for bad debts, as a percentage of net operating revenues, increased 1.1% to 11.8% for the six months ended June 30, 2009, compared to 10.7% for the six months ended June 30, 2008. This increase primarily represents an increase in self-pay revenues over the comparable period of 2008 due to increased charges and the impact of current economic conditions on individuals’ ability to pay. Supplies, as a percentage of net operating revenues, decreased 0.2% to 13.9% for the six months ended June 30, 2009, as compared to 14.1% for the six months ended June 30, 2008. This decrease is primarily the result of improvements from greater utilization of and improved pricing under our purchasing program. Rent and other operating expenses, as a percentage of net operating revenues, decreased 0.9% to 20.8% for the six months ended June 30, 2009, as compared to 21.7% for the six months ended June 30, 2008. This decrease is due primarily to reductions in contract labor. Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.4% for each of the six-month periods ended June 30, 2009 and 2008.

Depreciation and amortization increased from 4.6% of net operating revenues for the six months ended June 30, 2008 to 4.7% of net operating revenues for the six months ended June 30, 2009. The increase in depreciation and amortization as a percentage of net operating revenue is primarily due to the opening of three replacement hospitals in the second and third quarters of 2008.

Interest expense, net, increased by $7.3 million from $318.1 million for the six months ended June 30, 2008 to $325.4 million for the six months ended June 30, 2009. An increase in our average outstanding debt during the six months ended June 30, 2009, compared to the six months ended June 30, 2008, accounted for $2.0 million of the increase in interest expense, while an increase in interest rates during the six months ended June 30, 2009, compared to June 30, 2008, accounted for $1.0 million. In addition, $6.1 million of the increase in interest expense is the result of decreased capitalized interest due to fewer major construction projects during the six months ended June 30, 2009, compared to the six months ended June 30, 2008. These increases were offset by an additional $1.8 million of interest expense in 2008, which was not incurred in 2009, since 2008 was a leap year.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes increasing $44.5 million from $173.7 million for the six months ended June 30, 2008 to $218.2 million for the six months ended June 30, 2009.

Provision for income taxes increased from $61.1 million for the six months ended June 30, 2008 to $72.8 million for the six months ended June 30, 2009, due primarily to an increase in taxable income in the comparable period resulting from both the gain on early extinguishment of debt, as well as the decrease in operating expenses as a percentage of net operating revenues.

Income from continuing operations as a percentage of net operating revenue increased from 2.1% for the six months ended June 30, 2008 to 2.5% for the six months ended June 30, 2009. Net income as a percentage of net operating revenue increased from 2.3% for the six months ended June 30, 2008 to 2.5% for the six months ended June 30, 2009. The increase in income from continuing operations as a percentage of net operating revenue is primarily a result of the net decreases in operating expenses, as discussed above.

Net income attributable to noncontrolling interests as a percentage of net operating revenue was 0.5% for the six months ended June 30, 2009, compared to 0.3% for the six months ended June 30, 2008. This increase is due primarily to additional syndications entered into after the first quarter of 2008.

Net income attributable to Community Health Systems, Inc. was $118.4 million for the six months ended June 30, 2009, compared to $108.0 million for the six months ended June 30, 2008, representing an increase of 9.6%, as net income for the six months ended June 30, 2008 included a gain of $9.6 million from the sale of hospitals during that period.

Liquidity and Capital Resources

Net cash provided by operating activities increased $127.6 million, from $416.8 million for the six months ended June 30, 2008 to $544.4 million for the six months ended June 30, 2009. The increase in cash flows, in comparison to the prior year period, is from an increase in net income of $23.0 million, increases in non-cash expenses of $35.4 million, consisting primarily of depreciation and an increase in cash flows from the change in accounts receivable of $83.7 million. These increases were offset by decreases in cash flows from net changes in supplies, prepaid expenses and other current assets of $8.4 million and accounts payable, accrued liabilities and income taxes and other of $6.1 million.

The cash used in investing activities was $462.4 million for the six months ended June 30, 2009, compared to $47.8 million for the six months ended June 30, 2008. The increase in cash used in investing activities, in comparison to the prior year period, is from an increase in acquisitions of facilities and other related equipment of $204.3 million, a reduction in the amount of proceeds from the disposition of hospitals and other ancillary operations of $276.0 million due to the sale of one hospital in 2009 versus the sale of 11 hospitals in 2008, a reduction in the amount of the proceeds from sale of property and equipment of $12.5 million, a net decrease in other non-operating assets of $69.9 million, and a reduction in the amount of purchases of property and equipment of $8.3 million.

The cash used in financing activities was $237.8 million for the six months ended June 30, 2008, compared to $33.8 million for the six months ended June 30, 2009. This change is primarily due to an increase in borrowing under our Credit Facility.

Capital Expenditures

Cash expenditures related to purchases of facilities were $210.9 million for the six months ended June 30, 2009, compared to $6.6 million for the six months ended June 30, 2008. These expenditures during the six months ended June 30, 2009 include the purchase of two hospitals, a controlling equity interest in another hospital, surgery centers, and physician practices and the settlement of working capital items from a prior year acquisition. The expenditures during the six months ended June 30, 2008 were for the acquisition of ten physician practices and a clinic.

Excluding the cost to construct replacement hospitals, our capital expenditures for the six months ended June 30, 2009 totaled $265.6 million, compared to $172.2 million for the six months ended June 30, 2008. These capital expenditures related primarily to the purchase of additional equipment and minor renovations. Costs to construct replacement hospitals for the six months ended June 30, 2009 totaled $1.7 million, compared to $103.4 million for the six months ended June 30, 2008. At June 30, 2009, there are no replacement hospitals currently under construction. In 2008, the Company completed construction of and opened three replacement hospitals, accounting for the higher costs incurred during the six months ended June 30, 2008. Pursuant to hospital purchase agreements in effect as of June 30, 2009, where required certificate of need approval has been obtained, we are required to build replacement hospitals in Valparaiso, Indiana by April 2011 and in Siloam Springs, Arkansas by February 2013. Also as required by an amendment to a lease agreement entered into in 2005, we agreed to build a replacement hospital at Barstow Community Hospital in Barstow, California. Estimated construction costs, including equipment costs, are approximately $304.0 million for these three replacement hospitals. In addition, in October 2008, after the purchase of the minority owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of an alternate site for a replacement hospital rather than the one previously selected by Triad. The new site includes a partially constructed hospital structure, for which we are currently assessing completion costs, to be used for relocating the existing Birmingham facility. This project is subject to the approval of a certificate of need. Upon receiving the certificate of need, and after resolution of any legal opposition, we will undertake completion of the unfinished facility.

Capital Resources

Net working capital was $1.139 billion at June 30, 2009, compared to $1.096 billion at December 31, 2008. The $43.5 million increase was primarily attributable to an increase in working capital attributable to the acquisition of Siloam Springs Memorial Hospital, Wyoming Valley Health Care System and a controlling equity interest in MCSA L.L.C., an increase in cash as a result of cash flows from operations, an increase in prepaid expenses and a decrease in accounts payable and accrued liabilities offset by a decrease in prepaid taxes.

In connection with the consummation of the Triad acquisition in July 2007, we obtained $7.215 billion of senior secured financing under a Credit Facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The Credit Facility consisted of a $6.065 billion funded term loan facility with a maturity of seven years, a $300 million delayed draw term loan facility (reduced from $400 million) with a maturity of seven years and a $750 million revolving credit facility with a maturity of nine years. During the fourth quarter of 2008, $100 million of the delayed draw term loan was drawn down by us reducing the delayed draw term loan availability to $200 million at December 31, 2008. In January 2009, we drew down the remaining $200 million of the delayed draw term loan. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. The Credit Facility requires us to make quarterly amortization payments of each term loan facility equal to 0.25% of the initial outstanding amount of the term loans, if any, with the outstanding principal balance of each term loan facility payable on July 25, 2014.

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

As of June 30, 2009, there was approximately $750 million of available borrowing capacity under our Credit Facility, of which $89.2 million was set aside for outstanding letters of credit.

During the three months ended June 30, 2009, the Company repurchased on the open market and cancelled $61.0 million of principal amount of the Notes. This resulted in a net gain from early extinguishment of debt of $0.3 million with an after-tax impact of $0.2 million. During the six months ended June 30, 2009, we repurchased on the open market and cancelled $121.5 million of principal amount of the Notes. This resulted in a net gain from early extinguishment of debt of $2.7 million with an after-tax impact of $1.7 million.

On April 2, 2009, the Company paid down $110.4 million of its term loans under the Credit Facility. Of this amount, $85.0 million was paid down as required under the terms of the Credit Facility with the net proceeds received from the sale of the ownership interest in the partnership that owned and operated Presbyterian Hospital of Denton. This resulted in a loss from early extinguishment of debt of $1.1 million with an after-tax impact of $0.7 million recorded in discontinued operations for both the three and six months ended June 30, 2009. The remaining $25.4 million was paid on the term loans as required under the terms of the Credit Facility with the net proceeds received from the sale of various other assets. This resulted in a loss from early extinguishment of debt of $0.3 million with an after-tax impact of $0.2 million recorded in continuing operations for the three and six months ended June 30, 2009.

As of June 30, 2009, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. On each of these swaps, we received a variable rate of interest based on the three-month London Inter-Bank Offer Rate, or LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans under the Credit Facility.

	Notional
	Amount	Fixed Interest	Termination	Fair Value
Swap #	(in 000’s)	Rate	Date	(in 000’s)

1	$704,000	0.4250%	August 28, 2009	$(147	) (1)
2	100,000	4.3375%	November 30, 2009	(1,725)
3	200,000	2.8800%	September 17, 2010	(3,397)
4	100,000	4.9360%	October 4, 2010	(4,435)
5	100,000	4.7090%	January 24, 2011	(5,059)
6	300,000	5.1140%	August 8, 2011	(22,170)
7	100,000	4.7185%	August 19, 2011	(6,746)
8	100,000	4.7040%	August 19, 2011	(6,590)
9	100,000	4.6250%	August 19, 2011	(6,544)
10	200,000	4.9300%	August 30, 2011	(14,235)
11	200,000	3.0920%	September 18, 2011	(6,442)
12	100,000	3.0230%	October 23, 2011	(3,064)
13	200,000	4.4815%	October 26, 2011	(12,729)
14	200,000	4.0840%	December 3, 2011	(11,097)
15	100,000	3.8470%	January 4, 2012	(5,026)
16	100,000	3.8510%	January 4, 2012	(5,036)
17	100,000	3.8560%	January 4, 2012	(5,048)
18	200,000	3.7260%	January 8, 2012	(9,470)
19	200,000	3.5065%	January 16, 2012	(8,399)
20	250,000	5.0185%	May 30, 2012	(20,874)
21	150,000	5.0250%	May 30, 2012	(12,597)
22	200,000	4.6845%	September 11, 2012	(15,307)
23	100,000	3.3520%	October 23, 2012	(3,563)
24	125,000	4.3745%	November 23, 2012	(8,486)

	Notional
	Amount	Fixed Interest	Termination	Fair Value
Swap #	(in 000’s)	Rate	Date	(in 000’s)

25	75,000	4.3800%	November 23, 2012	(5,129)
26	150,000	5.0200%	November 30, 2012	(13,386)
27	100,000	5.0230%	May 30, 2013	(9,290)
28	300,000	5.2420%	August 6, 2013	(31,538)
29	100,000	5.0380%	August 30, 2013	(9,517)
30	50,000	3.5860%	October 23, 2013	(1,879)
31	50,000	3.5240%	October 23, 2013	(1,754)
32	100,000	5.0500%	November 30, 2013	(9,742)
33	200,000	2.0700%	December 19, 2013	6,241
34	100,000	5.2310%	July 25, 2014	(10,895)
35	100,000	5.2310%	July 25, 2014	(10,895)
36	200,000	5.1600%	July 25, 2014	(21,120)
37	75,000	5.0405%	July 25, 2014	(7,498)
38	125,000	5.0215%	July 25, 2014	(12,384)

(1)	This interest rate swap is a 90-day swap for which we pay a monthly fixed rate of 0.4250% and receive one-month LIBOR rates payable on $704 million of term loans under the Credit Facility. As with each of these swap agreements, the variable interest rate received matches the variable interest rate paid for the revolving credit and term loans under the Credit Facility. We continue to pay a margin of 225 basis points for the revolving credit and term loans under the Credit Facility.

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

We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility of a $750 million revolving credit facility, and our ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash flows, borrowings under our credit agreement and, despite the current conditions in the financial and capital markets resulting from the global credit and liquidity issues, access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.

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

The following table shows the ratio of earnings to fixed charges for the six months ended June 30, 2009:

Six Months
Ended
June 30, 2009

Ratio of earnings to fixed charges(1)	1.53x

(1)	There are no shares of preferred stock outstanding.

Off-balance Sheet Arrangements

Our consolidated operating results for the six months ended June 30, 2009 and 2008, included $143.3 million and $139.0 million, respectively, of net operating revenue and $10.6 million and $7.4 million, respectively, of income from operations generated from six hospitals operated by us under operating lease arrangements. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the respective assets and the future lease obligations under these arrangements are not recorded on our condensed consolidated balance sheet. Lease payments under these arrangements are included in rent expense when paid and totaled approximately $8.3 million for the six months ended June 30, 2009, compared to $8.2 million for the six months ended June 30, 2008. The current terms of these operating leases expire between June 2010 and December 2019, not including lease extension options. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.

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

Joint Ventures

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of June 30, 2009, we have hospitals owned by physician joint ventures in 23 of the markets we serve, with ownership interests ranging from less than 1% to 40%, including one hospital that also had a non-profit entity as a partner. In addition, three other hospitals had non-profit entities as partners. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $324.0 million and $320.2 million as of June 30, 2009 and December 31, 2008, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $81.0 million and $75.1 million as of June 30, 2009 and December 31, 2008, respectively, and the amount of net income attributable to noncontrolling interests was $14.6 million and $7.3 million for the three months ended June 30, 2009 and 2008, respectively, and $28.5 million and $15.9 million for the six months ended June 30, 2009 and 2008, respectively.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our condensed consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below.

Third Party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within this automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. The process of estimating contractual allowances requires us to estimate the amount expected to be received based on government programs and payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% from our estimated reimbursement percentage, net income for the six months ended June 30, 2009 would have changed by approximately $25.8 million, and net accounts receivable would have changed by $42.0 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month and six-month periods ended June 30, 2009 and 2008.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% from our estimated collection percentage as a result of a change in expected recoveries, net income for the six months ended June 30, 2009 would have changed by $13.4 million, and net accounts receivable would have changed by $21.7 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.4 billion at June 30, 2009 and $1.5 billion December 31, 2008, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding was 50 days at June 30, 2009 and 53 days at December 31, 2008. Our target range for days revenue outstanding is 52 to 58 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $6.083 billion as of June 30, 2009 and approximately $5.458 billion as of December 31, 2008.

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor category is as follows:

	As of
	June 30,	December 31,
	2009	2008

Insured receivables	65.4%	67.0%
Self-pay receivables	34.6%	33.0%

Total	100.0%	100.0%

For the hospital segment, the combined total of the allowance for doubtful accounts and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 81% at June 30, 2009 and 80% at December 31, 2008. If the receivables that have been written-off but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 88% at June 30, 2009 and December 31, 2008.

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

Professional Liability Insurance Claims

As part of our business of owning and operating hospitals, we are subject to legal actions alleging liability on our part. We accrue for losses resulting from such liability claims, as well as loss adjustment expenses that are out-of-pocket and directly related to such liability claims. These direct out-of-pocket expenses include fees of outside counsel and experts. We do not accrue for costs that are part of our corporate overhead, such as the costs of our in-

house legal and risk management departments. The losses resulting from professional liability claims primarily consist of estimates for known claims, as well as estimates for incurred but not reported claims. The estimates are based on specific claim facts, our historical claim reporting and payment patterns, the nature and level of our hospital operations, and actuarially determined projections. The actuarially determined projections are based on our actual claim data, including historic reporting and payment patterns which have been gathered over an approximate 20-year period. As discussed below, since we purchase excess insurance on a claims-made basis that transfers risk to third party insurers, the liability we accrue does not include an amount for the losses covered by our excess insurance. Since we believe that the amount and timing of our future claims payments are reliably determinable, we discount the amount we accrue for losses resulting from professional liability claims using the risk-free interest rate corresponding to the timing of our expected payments.

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

Our processes for obtaining and analyzing claims and incident data are standardized across all of our hospitals and have been consistent for many years. We monitor the outcomes of the medical care services that we provide and for each reported claim, we obtain various information concerning the facts and circumstances related to that claim. In addition, we routinely monitor current key statistics and volume indicators in our assessment of utilizing historical trends. The average lag period between claim occurrence and payment of a final settlement is between 4 and 5 years, although the facts and circumstances of individual claims could result in the timing of such payments being different from this average. Since claims are paid promptly after settlement with the claimant is reached, settled claims generally represent less than 1.0% of the total liability at the end of any period.

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

Based on these analyses, we determine our estimate of the professional liability claims. The determination of management’s estimate, including the preparation of the reserve analysis that supports such estimate, involves subjective judgment of the management. Changes in reserving data or the trends and factors that influence reserving data may signal fundamental shifts in our future claim development patterns or may simply reflect single-period anomalies. Even if a change reflects a fundamental shift, the full extent of the change may not become evident until years later. Moreover, since our methods and models use different types of data and we select our liability from the results of all of these methods, we typically cannot quantify the precise impact of such factors on our estimates of the liability. Due to our standardized and consistent processes for handling claims and the long history and depth of our company-specific data, our methodologies have produced reliably determinable estimates of ultimate paid losses.

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

There have been no significant changes in our estimate of the reserve for professional liability claims during the three and six months ended June 30, 2009.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these deferred tax assets, subject to the valuation allowance we have established.

On January 1, 2007, we adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $13.6 million as of June 30, 2009. It is our policy to recognize interest and penalties accrued related to unrecognized benefits in our condensed consolidated statements of income as income tax expense. During the six months ended June 30, 2009, we decreased liabilities by approximately $0.1 million and recorded $0.5 million in interest and penalties related to prior state income tax returns through our income tax provision from continuing operations, which are included in our FASB Interpretation No. 48 liability at June 30, 2009. A total of approximately $1.8 million of interest and penalties is included in the amount of FASB Interpretation No. 48 liability at June 30, 2009.

We believe it is reasonably possible that approximately $4.1 million of our current unrecognized tax benefit may be recognized within the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities.

We, or one of our subsidiaries, file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We have extended the federal statute of limitations for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003. We are currently under examination by the IRS of the federal tax return of Triad for the tax periods ended December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. We believe the results of this examination will not be material to our consolidated results of operations or consolidated financial position. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2004.

Prior to the adoption of SFAS No. 160, “Noncontrolling Interests in Consolidated Financials Statements — an Amendment of ARB No. 51,” or SFAS No. 160, on January 1, 2009, income attributable to noncontrolling interests was deducted from earnings before arriving at income from continuing operations. With the adoption of SFAS No. 160, the income attributable to noncontrolling interests has been reclassified below net income and therefore is no longer deducted in arriving at income from continuing operations. However, the provision for income taxes does not change because those subsidiaries with noncontrolling interests attribute their taxable income to their respective investors. Accordingly, we will not pay tax on the income attributable to the noncontrolling interests. As a result of separately reporting income that is taxed to others, our effective tax rate on continuing operations before income taxes, as reported on the face of the financial statements is 33.3% and 35.3% for the three months ended June 30, 2009 and 2008, respectively, and 33.4% and 35.1% for the six months ended June 30, 2009 and 2008, respectively. However, the actual effective tax rate that is attributable to the Company’s share of income from continuing operations before income taxes (income from continuing operations before income taxes, as presented on the face of the statement of income, less income from continuing operations attributable to noncontrolling interests of $14.6 million and $7.4 million for the three months ended June 30, 2009 and 2008, respectively, and $28.2 million and $15.6 million for the six months ended June 30, 2009 and 2008, respectively) is 38.3% for the three and six months ended June 30, 2009 and 38.6% for the three and six months ended June 30, 2008.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”, or SFAS No. 141(R). SFAS No. 141(R) replaces SFAS No. 141 and addresses the recognition and accounting for identifiable assets acquired, liabilities assumed, and noncontrolling interests in business combinations. This standard requires more assets and liabilities to be recorded at fair value and requires expense recognition (rather than capitalization) of certain pre-acquisition costs. This standard also requires any adjustments to acquired deferred tax assets and liabilities occurring after the related allocation period to be made through earnings. Furthermore, this standard requires this treatment of acquired deferred tax assets and liabilities also be applied to acquisitions occurring prior to the effective date of this standard. SFAS No. 141(R) is effective for fiscal years beginning after December 15, 2008 and is required to be adopted prospectively with no early adoption permitted. We adopted SFAS No. 141(R) on January 1, 2009. Approximately $2.0 million and $3.0 million of acquisition costs related to prospective acquisitions were expensed during the three and six months ended June 30, 2009, respectively, from the adoption of SFAS No. 141(R). The impact of SFAS No. 141(R) on our consolidated results of operations and consolidated financial position in future periods will be largely dependent on the number of acquisitions we pursue; however, we do not anticipate at this time that such impact will be material.

SFAS No. 160 addresses the accounting and reporting framework for noncontrolling ownership interests in consolidated subsidiaries of the parent. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent company and the interests of the noncontrolling owners. These disclosure requirements require that minority interests be renamed noncontrolling interests and that noncontrolling ownership interests be presented separately within equity in the consolidated financial statements. Revenues, expenses and income from continuing operations from less-than-wholly-owned subsidiaries are presented on the condensed consolidated statements of income at the consolidated amounts, with a consolidated net income measure that presents separately the amounts attributable to both the controlling and noncontrolling interests for all periods presented. Noncontrolling ownership interests that are redeemable or may become redeemable at a fixed or determinable price at the option of the holder or upon the occurrence of an event outside of the control of the company continue to be presented in mezzanine equity in accordance with Emerging Issues Task Force Topic D-98, “Classification and Measurement of Redeemable Securities.” SFAS No. 160 requires retrospective adoption of the presentation and disclosure requirements for all periods presented. Therefore, the condensed consolidated financial statements as of December 31, 2008 and for the three and six months ended June 30, 2008 reflect the provisions of SFAS No. 160 as if it was effective for those periods. Other than these changes in financial statement presentation, the adoption of SFAS No. 160 did not have a material impact on the condensed consolidated financial statements.

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

SFAS No. 165 “Subsequent Events”, or SFAS No. 165, establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009. This standard does not result in significant changes in the subsequent events that are reported either through recognition or disclosure in the consolidated financial statements. In accordance with SFAS No. 165, the Company evaluated all material events occurring subsequent to the balance sheet date through July 31, 2009, the date the consolidated financial statements were issued, for events requiring disclosure or recognition in the consolidated financial statements.

SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162”, or SFAS No. 168, is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The FASB Accounting Standards Codification, or Codification, will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission, or SEC, under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The issuance of SFAS No. 168 and the Codification do not change current U.S. GAAP and will not have an impact on our consolidated results of operations or consolidated financial position.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following:

•	general economic and business conditions, both nationally and in the regions in which we operate;

•	legislative proposals for healthcare reform and universal access to healthcare coverage;

•	risks associated with our substantial indebtedness, leverage, and debt service obligations;

•	demographic changes;

•	changes in, or the failure to comply with, governmental regulations;

•	potential adverse impact of known and unknown government investigations and Federal and State False Claims Act litigation;

•	our ability, where appropriate, to enter into and maintain managed care provider arrangements and the terms of these arrangements;

•	changes in, or the failure to comply with, managed care contracts could result in disputes and changes in reimbursement that could be applied retroactively;

•	changes in inpatient or outpatient Medicare and Medicaid payment levels;

•	increases in the amount and risk of collectability of patient accounts receivable;

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply costs due to market pressure from pharmaceutical companies and new product releases;

•	liabilities and other claims asserted against us, including self-insured malpractice claims;

•	competition;

•	our ability to attract and retain, without significant employment costs, qualified personnel, key management, physicians, nurses and other health care workers;

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals;

•	changes in medical or other technology;

•	changes in U.S. GAAP;

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to successfully acquire additional hospitals and complete the sale of hospitals held for sale;

•	our ability to successfully integrate any acquired hospitals or to recognize expected synergies from such acquisitions;

•	our ability to obtain adequate levels of general and professional liability insurance; and

•	timeliness of reimbursement payments received under government programs.

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

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $0.1 million and $3.5 million for the three months ended June 30, 2009 and 2008, respectively, and $1.4 million and $7.3 million for the six months ended June 30, 2009 and 2008, respectively.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Community Health Systems, Inc. Legal Proceedings

In May 1999, we were served with a complaint in U.S. ex rel. Bledsoe v. Community Health Systems, Inc., subsequently moved to the Middle District of Tennessee, Case No. 2-00-0083. This qui tam action sought treble damages and penalties under the False Claims Act against us. The Department of Justice did not intervene in this action. The allegations in the amended complaint were extremely general, but involved Medicare billing at our White County Community Hospital in Sparta, Tennessee. By order entered on September 19, 2001, the U.S. District Court granted our motion for judgment on the pleadings and dismissed the case, with prejudice. The qui tam whistleblower (also referred to as a “relator”) appealed the district court’s ruling to the U.S. Court of Appeals for the Sixth Circuit. On September 10, 2003, the Sixth Circuit Court of Appeals rendered its decision in this case, affirming in part and reversing in part the district court’s decision to dismiss the case with prejudice. The court affirmed the lower court’s dismissal of certain of plaintiff’s claims on the grounds that his allegations had been previously publicly disclosed. In addition, the appeals court agreed that, as to all other allegations, the relator had failed to include enough information to meet the special pleading requirements for fraud under the False Claims Act and the Federal Rules of Civil Procedure. However, the case was returned to the district court to allow the relator another opportunity to amend his complaint in an attempt to plead his fraud allegations with particularity. In May 2004, the relator in U.S. ex rel. Bledsoe filed an amended complaint alleging fraud involving Medicare billing at White County Community Hospital. We then filed a renewed motion to dismiss the amended complaint. On January 6, 2005, the District Court dismissed with prejudice the bulk of the relator’s allegations. The only remaining allegations involve a small number of charges from 1997 and 1998 at White County. After further motion practice between the relator and the United States Government regarding the relator’s right to participate in a previous settlement with the Company, the District Court again dismissed all claims in the case on December 13, 2005. On January 9, 2006, the relator filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit and on September 6, 2007, the Court of Appeals issued its opinion affirming in part, reversing in part (and in doing so, reinstating a number of the allegations claimed by the relator), and remanding the case to the District Court for further proceedings. The relator filed a motion for rehearing. That motion for rehearing was denied. The relator amended his complaint to conform to the decision of the Court of Appeals and we filed an answer. A case management conference was held August 18, 2008. The parties have exchanged initial written discovery. Relator has filed a pleading stating “Relator Sean Bledsoe has a potentially fatal brain tumor that has severely affected Relator’s long-term and short-term memory...” The court has now ordered that all discovery be stayed until Relator and wife are deposed. We will continue to vigorously defend this case.

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

On February 10, 2006, we received a letter from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 2006 letter focused on our hospitals in three states: Arkansas, New Mexico, and South Carolina. On August 31, 2006, we received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to the Company’s three hospitals in that state. Through the beginning of 2009, we provided the Department of Justice with requested documents, met with them on numerous occasions, and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified us that it believed that we and these three New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. At one point, the Civil Division calculated that the three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million and said that if it proceeded to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc., pending in the United States District Court for the District of New Mexico. The federal government filed its complaint in intervention on June 30, 2009. The relator filed a second amended complaint on July 1, 2009. Our responses are due within 60 days. We are vigorously defending this action.

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

Triad Hospitals, Inc. Legal Proceedings

Triad, and its subsidiary, Quorum Health Resources, Inc. are defendants in a qui tam case styled U.S. ex rel. Whitten vs. Quorum Health Resources, Inc. et al., which is pending in the Southern District of Georgia, Brunswick Division. Whitten, a long-term employee of a two hospital system in Brunswick and Camden, Georgia sued both his employer and Quorum Health Resources, Inc. and its predecessors, which had managed the facility from 1989 through September 2000; upon his termination of employment, Whitten signed a release and was paid $124,000. Whitten’s original qui tam complaint was filed under seal in November 2002 and the case was unsealed in 2004. Whitten alleges various charging and billing infractions, including charging for routine equipment supplies and services not separately billable, billing for observation services that were not medically necessary or for which there was no physician order, billing labor and delivery patients for durable medical equipment that was not separately billable, inappropriate preparation of patients’ histories and physicals, billing for cardiac rehabilitation services without physician supervision, performing outpatient dialysis without Medicare certification, and performing mental health services without the proper staff assignments. In October 2005, the district court granted Quorum’s motion for summary judgment on the grounds that his claims were precluded under his severance agreement with the hospital, without reaching two other arguments made by Quorum, which included that a prior settlement agreement between the hospital and the federal government precluded the claims brought by Whitten as well as the doctrine of prior public disclosure. On appeal to the 11th Circuit Court of Appeals, the court reversed the findings of the district court regarding the severance agreement, but remanded the case to the district court for findings on Quorum’s other two defenses. Limited discovery has been conducted and renewed motions by Quorum to dismiss the action and to stay further discovery were filed in September 2007. On August 5, 2008, our motion to dismiss was denied. At the conclusion of discovery, a motion for summary judgment was filed on February 13, 2009, and set for a hearing on June 5, 2009. Our motion for summary judgment was granted on July 1, 2009. On July 7, 2009, the relator filed a notice of appeal.

In a case styled U.S. ex rel. Bartlett vs. Quorum Health Resources, Inc., et al., pending in the Western District of Pennsylvania, Johnstown Division, the relator alleges in his second amended complaint, filed in January 2006 (the first amended complaint having been dismissed), that Quorum conspired with an unaffiliated hospital to pay an illegal remuneration in violation of the anti-kickback statute and the Stark laws, thus causing false claims to be filed. A renewed motion to dismiss that was filed in March 2006 asserting that the second amended complaint did not cure the defects contained in the first amended complaint. In September 2006, the hospital and one of the other defendants affiliated with the hospital filed for protection under Chapter 11 of the federal bankruptcy code, which imposed an automatic stay on proceedings in the case. Relators entered into a settlement agreement with the hospital, subject to confirmation of the hospital’s reorganization plan. The District Court conducted a status conference on January 30, 2009 and later convened another conference on March 30, 2009 and heard arguments on whether to proceed with a motion to dismiss, but did not make a ruling. We believe that this case is without merit and should the stay be lifted, will continue to vigorously defend it.

Item 1A.	Risk Factors

There have been no material changes with regard to risk factors previously disclosed in our most recent annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. As of June 30, 2009, our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $400 million in the aggregate (but not in excess of $200 million unless we receive confirmation from Moody’s and S&P that dividends or repurchases would not result in a downgrade, qualification or withdrawal of the then corporate credit rating). The indenture governing our Notes also limits our ability to pay dividends and/or repurchase stock in an amount higher than permitted by our Credit Facility.

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

(a) The annual meeting of the stockholders of Community Health Systems, Inc., was held in New York, New York on May 19, 2009, for the purpose of voting on the proposals described below.

(b) Proxies for the meeting were solicited pursuant to Section 14(a) of the Securities and Exchange Act of 1934 and there was no solicitation in opposition to the Governance and Nominating Committee’s nominees for directors. All of the Governance and Nominating Committee’s nominees for directors were elected as set forth in clause (c) below. In addition, the terms of office as a director of W. Larry Cash, John A. Fry, William N. Jennings, Harvey Klein, M.D. and H. Mitchell Watson, Jr. continued after the meeting.

(c) Five proposals were submitted to a vote of stockholders as follows:

(1) The stockholders approved the election of the following persons as directors of the Company:

Name	For	Withheld	Abstain	Broker Non-Votes

John A. Clerico	81,685,129	3,785,165	179,342	—
James S. Ely III	84,609,379	867,715	172,542	—
Julia B. North	81,576,018	3,917,250	156,368	—
Wayne T. Smith	82,117,132	3,372,938	159,566	—

(2)	The stockholders approved the Community Health Systems, Inc. 2000 Stock Option and Award Plan, amended and restated as of March 24, 2009:

For	Withheld	Abstain	Broker Non-Votes

47,515,852	34,996,479	140,638	2,996,667

(3)	The stockholders approved the Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, amended and restated as of March 24, 2009:

For	Withheld	Abstain	Broker Non-Votes

81,672,105	3,841,262	136,269	—

(4)	The stockholders approved the Community Health Systems, Inc. 2009 Stock Option and Award Plan, adopted as of March 24, 2009:

For	Withheld	Abstain	Broker Non-Votes

73,443,413	9,069,247	140,311	2,996,665

(5)	The Board of Directors appointment of Deloitte & Touche, LLP, as the Company’s independent accountants for 2009 was ratified by the affirmative votes of stockholders:

For	Withheld	Abstain	Broker Non-Votes

85,403,051	73,678	172,907	—

Item 5.	Other Information

None

Item 6.	Exhibits

No.		Description

4.1		Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association
4.2		Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association
10.1		Credit Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lender parties thereto and Credit Suisse, as Administrative Agent and Collateral Agent, Credit Suisse Securities (USA) LLC and Wachovia Capital Markets, LLC as Joint Bookrunner and Co-Lead Arrangers, Wachovia Bank, N.A. as Syndication Agent, JPMorgan Chase Bank and Merrill Lynch Capital Corporation as Co-Documentation Agents
10.2		Guarantee and Collateral Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the Subsidiaries from time to time party thereto and Credit Suisse, as collateral agent
10	.3†	Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated on March 24, 2009
10	.4†	Community Health Systems, Inc. 2000 Stock Option and Award Plan, as amended and restated on March 24, 2009
10	.5†	Community Health Systems, Inc. 2009 Stock Option and Award Plan, effective as of March 24, 2009
12		Computation of Ratio of Earnings to Fixed Charges
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or compensatory plan or arrangement.

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
T. Mark Buford
Vice President and Chief Accounting Officer
(principal accounting officer)

Date: July 31, 2009

Index to Exhibits

No.		Description

4.1		Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association
4.2		Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association
10.1		Credit Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lender parties thereto and Credit Suisse, as Administrative Agent and Collateral Agent, Credit Suisse Securities (USA) LLC and Wachovia Capital Markets, LLC as Joint Bookrunner and Co-Lead Arrangers, Wachovia Bank, N.A. as Syndication Agent, JPMorgan Chase Bank and Merrill Lynch Capital Corporation as Co-Documentation Agents
10.2		Guarantee and Collateral Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the Subsidiaries from time to time party thereto and Credit Suisse, as collateral agent
10	.3†	Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated on March 24, 2009
10	.4†	Community Health Systems, Inc. 2000 Stock Option and Award Plan, as amended and restated on March 24, 2009
10	.5†	Community Health Systems, Inc. 2009 Stock Option and Award Plan, effective as of March 24, 2009
12		Computation of Ratio of Earnings to Fixed Charges
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

†	Indicates a management contract or compensatory plan or arrangement.