Form 10-Q
period 2009-09-30
COMMUNITY HEALTH SYSTEMS INC
filed 2009-10-30
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). Yes ☐ No ☑
     As of October 20, 2009, there were outstanding 92,955,740 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.
Form 10-Q
For the Three and Nine Months Ended September 30, 2009

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$432,815	$220,655
Patient accounts receivable, net of allowance for doubtful accounts of $1,367,290 and $1,111,131 at September 30, 2009 and December 31, 2008, respectively	1,676,345	1,625,470
Supplies	289,145	275,696
Prepaid income taxes	—	92,710
Deferred income taxes	91,875	91,875
Prepaid expenses and taxes	91,192	73,792
Other current assets	213,260	224,852

Total current assets	2,794,632	2,605,050

Property and equipment	7,593,143	7,110,357
Less accumulated depreciation and amortization	(1,539,796)	(1,215,952)

Property and equipment, net	6,053,347	5,894,405

Goodwill	4,187,677	4,166,091

Other assets, net	1,008,027	1,152,708

Total assets	$14,043,683	$13,818,254

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$62,265	$33,904
Accounts payable	495,377	532,595
Current income taxes payable	48,251	—
Deferred income taxes	6,740	6,740
Accrued interest	83,562	153,234
Accrued liabilities	863,903	782,944

Total current liabilities	1,560,098	1,509,417

Long-term debt	8,864,698	8,938,185

Deferred income taxes	461,098	460,793

Other long-term liabilities	873,587	888,557

Total liabilities	11,759,481	11,796,952

Redeemable noncontrolling interests in equity of consolidated subsidiaries	335,019	320,171

EQUITY
Community Health Systems, Inc. stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 93,910,591 shares issued and 92,935,042 shares outstanding at September 30, 2009, and 92,483,166 shares issued and 91,507,617 shares outstanding at December 31, 2008	939	925
Additional paid-in capital	1,164,238	1,151,119
Treasury stock, at cost, 975,549 shares at September 30, 2009 and December 31, 2008	(6,678)	(6,678)
Accumulated other comprehensive loss	(242,242)	(295,575)
Retained earnings	954,311	776,249

Total Community Health Systems, Inc. stockholders’ equity	1,870,568	1,626,040
Noncontrolling interests in equity of consolidated subsidiaries	78,615	75,091

Total equity	1,949,183	1,701,131

Total liabilities and equity	$14,043,683	$13,818,254

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net operating revenues	$3,086,757	$2,754,509	$9,016,467	$8,138,017

Operating costs and expenses:
Salaries and benefits	1,239,147	1,090,037	3,614,267	3,255,287
Provision for bad debts	378,357	321,570	1,078,587	899,236
Supplies	428,120	379,913	1,253,713	1,139,220
Other operating expenses	567,624	527,778	1,680,414	1,577,172
Rent	62,683	58,155	184,211	175,486
Depreciation and amortization	143,558	128,663	421,566	373,513

Total operating costs and expenses	2,819,489	2,506,116	8,232,758	7,419,914

Income from operations	267,268	248,393	783,709	718,103
Interest expense, net	161,823	166,773	487,209	484,836
Loss (gain) from early extinguishment of debt	21	—	(2,385)	1,328
Equity in earnings of unconsolidated affiliates	(7,001)	(8,695)	(31,701)	(32,078)

Income from continuing operations before income taxes	112,425	90,315	330,586	264,017
Provision for income taxes	37,064	31,209	109,907	92,263

Income from continuing operations	75,361	59,106	220,679	171,754

Discontinued operations, net of taxes:
(Loss) income from operations of hospitals sold and hospitals held for sale	—	(608)	1,977	1,044
(Loss) gain on sale of hospitals, net	—	—	(405)	9,580

(Loss) income from discontinued operations	—	(608)	1,572	10,624

Net income	75,361	58,498	222,251	182,378
Less: Net income attributable to noncontrolling interests	15,649	8,114	44,189	23,974

Net income attributable to Community Health Systems, Inc.	$59,712	$50,384	$178,062	$158,404

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders per share (1):
Basic	$0.66	$0.53	$1.96	$1.56

Diluted	$0.65	$0.52	$1.94	$1.54

Discontinued operations attributable to Community Health Systems, Inc. common stockholders per share (1):
Basic	$—	$0.01	$0.01	$0.12

Diluted	$—	$0.01	$0.01	$0.12

Net income attributable to Community Health Systems, Inc. common stockholders per share (1):
Basic	$0.66	$0.54	$1.97	$1.69

Diluted	$0.65	$0.53	$1.95	$1.67

Weighted-average number of shares outstanding:
Basic	90,923,052	94,044,564	90,423,600	93,995,343

Diluted	92,010,742	95,159,619	91,117,013	95,106,115

(1)	Total per share amounts may not add due to rounding.
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash flows from operating activities
Net income attributable to Community Health Systems, Inc.	$178,062	$158,404
Plus: Net income attributable to noncontrolling interests	44,189	23,974

Net income	222,251	182,378
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	421,898	378,107
Stock-based compensation expense	35,121	39,812
Loss (gain) on sale of hospitals and partnership interest, net	405	(17,687)
Income tax payable increase (excess tax benefit) relating to stock-based compensation	3,544	(1,278)
(Gain) loss on early extinguishment of debt	(2,385)	1,328
Other non-cash expenses, net	13,410	7,578
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(10,235)	(117,193)
Supplies, prepaid expenses and other current assets	18,278	3,099
Accounts payable, accrued liabilities and income taxes	194,955	184,995
Other	3,518	23,917

Net cash provided by operating activities	900,760	685,056

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(211,941)	(7,274)
Purchases of property and equipment	(398,138)	(451,409)
Proceeds from disposition of hospitals and other ancillary operations	89,514	365,635
Proceeds from sale of property and equipment	2,521	13,964
Increase in other non-operating assets	(111,476)	(152,168)

Net cash used in investing activities	(629,520)	(231,252)

Cash flows from financing activities
Proceeds from exercise of stock options	9,952	1,688
(Income tax payable increase) excess tax benefit relating to stock-based compensation	(3,544)	1,278
Deferred financing costs	(82)	(2,569)
Stock buy-back	—	(17,096)
Proceeds from noncontrolling investors in joint ventures	26,314	11,652
Redemption of noncontrolling investments in joint ventures	(2,387)	(53,485)
Distributions to noncontrolling investors in joint ventures	(43,744)	(24,351)
Borrowings under credit agreement	200,000	30,596
Repayments of long-term indebtedness	(245,589)	(192,507)

Net cash used in financing activities	(59,080)	(244,794)

Net change in cash and cash equivalents	212,160	209,010

Cash and cash equivalents at beginning of period	220,655	132,874

Cash and cash equivalents at end of period	$432,815	$341,884

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the “Company”) as of September 30, 2009 and December 31, 2008 and for the three-month and nine-month periods ended September 30, 2009 and September 30, 2008, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2009, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2009. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2008, contained in the Company’s Annual Report on Form 10-K.
     Noncontrolling interests in less-than-wholly-owned consolidated subsidiaries of the parent are presented as a component of total equity to distinguish between the interests of the parent company and the interests of the noncontrolling owners. Revenues, expenses and income from continuing operations from these subsidiaries are included in the consolidated balances as presented on the condensed consolidated statements of income, along with a net income measure that separately presents the amounts attributable to the controlling interests and the amounts attributable to the noncontrolling interests for each of the periods presented. Noncontrolling interests that are redeemable or may become redeemable at a fixed or determinable price at the option of the holder or upon the occurrence of an event outside of the control of the company are presented in mezzanine equity on the condensed consolidated balance sheets.
     During the three months ended June 30, 2009, the Company decided to retain a hospital and related businesses previously classified as held for sale. Results of operations for all periods presented have been restated to include this retained hospital and related businesses, which previously were reported as discontinued operations. The condensed consolidated balance sheets for each of the periods presented have been restated to present the assets and liabilities previously reported as held for sale in the applicable financial statement line items.
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
2. ACCOUNTING FOR STOCK-BASED COMPENSATION
     Stock-based compensation awards are granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (the “2000 Plan”) and the Community Health Systems, Inc. 2009 Stock Option and Award Plan (the “2009 Plan”).
     The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (“IRC”), as well as stock options which do not so qualify, stock appreciation rights, restricted stock, performance units and performance shares, phantom stock awards and share awards. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2000 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10 year contractual term, options granted in 2005 through 2007 have an eight year contractual term and options granted in 2008 and 2009 have a 10 year contractual term. The exercise price of all options granted under the 2000 Plan is equal to the fair value of the Company’s common stock on the option grant date. As of September 30, 2009, 4,048,856 shares of unissued common stock remain available for future grants under the 2000 Plan.

     The 2009 Plan, which was adopted as of March 24, 2009 and approved by stockholders on May 19, 2009, provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. The duration of any option granted under the 2009 Plan will be determined by the Company’s compensation committee. Generally, however, no option may be exercised more than 10 years from the date of grant, provided that the compensation committee may provide that a stock option may, upon the death of the grantee, be exercised for up to one year following the date of death even if such period extends beyond 10 years. As of September 30, 2009, no grants had been made under the 2009 Plan, with 3,500,000 shares of unissued common stock remaining reserved for future grants.
     The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Effect on income from continuing operations before income taxes	$(10,316)	$(13,129)	$(35,121)	$(39,812)

Effect on net income	$(6,267)	$(7,976)	$(21,336)	$(24,185)

     At September 30, 2009, $48.8 million of unrecognized stock-based compensation expense was expected to be recognized over a weighted-average period of 21 months. Of that amount, $16.5 million related to outstanding unvested stock options expected to be recognized over a weighted-average period of 18 months and $32.3 million related to outstanding unvested restricted stock, restricted stock units and phantom shares expected to be recognized over a weighted-average period of 23 months.
     The fair value of stock options was estimated using the Black Scholes option pricing model with the following weighted-average assumptions during the three and nine months ended September 30, 2009 and 2008:

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Expected volatility	45.4%	25.4%	40.5%	24.2%
Expected dividends	0	0	0	0
Expected term	4 years	4 years	4 years	4 years
Risk-free interest rate	1.83%	2.67%	1.64%	2.59%
     In determining the expected term, the Company examined concentrations of option holdings and historical patterns of option exercises and forfeitures, as well as forward looking factors, in an effort to determine if there were any discernable employee populations. From this analysis, the Company identified two employee populations, one consisting primarily of certain senior executives and the other consisting of all other recipients.
     The expected volatility rate was estimated based on historical volatility. In determining expected volatility, the Company also reviewed the market-based implied volatility of actively traded options of its common stock and determined that historical volatility did not differ significantly from the implied volatility.
     The expected term computation is based on historical exercise and cancellation patterns and forward-looking factors, where present, for each population identified. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of the grant. The pre-vesting forfeiture rate is based on historical rates and forward-looking factors for each population identified. The Company adjusts the estimated forfeiture rate to its actual experience.

     Options outstanding and exercisable under the 2000 Plan as of September 30, 2009, and changes during each of the three month periods following December 31, 2008 were as follows (in thousands, except share and per share data):

			Weighted -
			average
		Weighted -	remaining	Aggregate
		average	contractual	intrinsic
		exercise	term	value as of
	Shares	price	(in years)	September 30, 2009
Outstanding at December 31, 2008	8,764,084	$30.97
Granted	1,160,000	18.18
Exercised	—	—
Forfeited and cancelled	(63,165)	31.78

Outstanding at March 31, 2009	9,860,919	29.45
Granted	31,000	25.27
Exercised	(267,400)	13.07
Forfeited and cancelled	(170,277)	30.52

Outstanding at June 30, 2009	9,454,242	29.88
Granted	66,000	29.22
Exercised	(315,819)	20.44
Forfeited and cancelled	(122,329)	33.19

Outstanding at September 30, 2009	9,082,094	$30.16	5.9 years	$40,828

Exercisable at September 30, 2009	6,160,836	$30.95	4.9 years	$24,362

     The weighted-average grant date fair value of stock options granted during the nine months ended September 30, 2009 and 2008, was $6.39 and $7.71, respectively. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($31.93) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on September 30, 2009. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended September 30, 2009 and 2008 was $3.4 million and $3.0 million, respectively, and the aggregate intrinsic value of options exercised during the nine months ended September 30, 2009 and 2008 was $6.9 million and $3.4 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.
     The Company has also awarded restricted stock under the 2000 Plan to its directors and employees of certain subsidiaries. The restrictions on these shares generally lapse in one-third increments on each of the first three anniversaries of the award date, except for restricted stock granted on July 25, 2007, for which restrictions lapsed equally on the first two anniversaries of the award date. Certain of the restricted stock awards granted to the Company’s senior executives contain a performance objective that must be met in addition to any vesting requirements. If the performance objective is not attained, the awards will be forfeited in their entirety. Once the performance objective has been attained, restrictions will lapse in one-third increments on each of the first three anniversaries of the award date with the exception of the July 25, 2007 restricted stock awards, which had no additional time vesting restrictions once the performance restrictions are met. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions will lapse earlier in the event of death, disability or termination of employment by the Company for any reason other than for cause of the holder of the restricted stock, or change in control of the Company. Restricted stock awards subject to performance standards are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.

     Restricted stock outstanding under the 2000 Plan as of September 30, 2009, and changes during each of the three month periods following December 31, 2008 were as follows:

		Weighted -
		average
		fair
	Shares	value
Unvested at December 31, 2008	1,684,207	$35.57
Granted	1,156,000	18.18
Vested	(621,312)	35.68
Forfeited	(5,667)	33.52

Unvested at March 31, 2009	2,213,228	26.46
Granted	12,000	25.27
Vested	(6,498)	36.82
Forfeited	(3,335)	35.11

Unvested at June 30, 2009	2,215,395	26.40
Granted	11,000	29.22
Vested	(325,502)	40.30
Forfeited	(1,000)	18.18

Unvested at September 30, 2009	1,899,893	24.05

     Also, under the 2000 Plan, on February 25, 2009, each of the Company’s outside directors received a grant of shares of phantom stock equal in value to $130,000 divided by the closing price of the Company’s common stock on that date ($18.18), or 7,151 shares per director (a total of 42,906 shares of phantom stock). Pursuant to a March 24, 2009 amendment to the 2000 Plan, future grants of this type will be denominated as “restricted stock unit” awards. On May 19, 2009, the newly elected outside director received a grant of 7,151 restricted stock units under the 2000 Plan, having a value at the time of grant of $180,706 based upon the closing price of the Company’s common stock on that date of $25.27. Vesting of these shares of phantom stock and restricted stock units occurs in one-third increments on each of the first three anniversaries of the award date. As of September 30, 2009, there were 50,057 shares of phantom stock and restricted stock units unvested at a weighted-average grant date fair value of $19.19. None of these grants were vested or canceled during the nine months ended September 30, 2009.
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

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Directors’ fees earned and deferred into plan	$20	$17	$60	$75

Equivalent units	626.370	580.007	2,722.230	2,213.076

     At September 30, 2009, a total of 19,541.232 units were deferred in the plan with an aggregate fair value of $0.6 million, based on the closing market price of the Company’s common stock on the last trading day of the reporting period of $31.93.

3. COST OF REVENUE
     The majority of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs, which were $39.4 million and $42.3 million for the three months ended September 30, 2009 and 2008, respectively, and $120.2 million and $125.5 million for the nine months ended September 30, 2009 and 2008, respectively. Included in these amounts is stock-based compensation expense of $10.3 million and $13.1 million for the three months ended September 30, 2009 and 2008, respectively, and $35.1 million and $39.8 million for the nine months ended September 30, 2009 and 2008, respectively.
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
     As of September 30, 2009, eight of the hospitals acquired from Triad have been sold. As a result of its acquisition of Triad, the Company also provides management and consulting services on a contract basis to independent hospitals, through its subsidiary, Quorum Health Resources, LLC. The Company acquired Triad for approximately $6.857 billion, including the assumption of $1.686 billion of existing indebtedness.
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
     The total cost of the Triad acquisition has been allocated to the assets acquired and liabilities assumed based upon their respective fair values. The purchase price represented a premium over the fair value of the net tangible and identifiable intangible assets acquired for reasons such as:
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

Other Acquisitions
     Effective June 1, 2009, one or more subsidiaries of the Company acquired from Akron General Medical Center the remaining 20% joint venture interest in Massillon Community Health System, LLC not then owned by one or more subsidiaries of the Company. This entity indirectly owns and operates Affinity Medical Center of Massillon, Ohio. The purchase price for this noncontrolling equity interest was $1.1 million in cash. Affinity Medical Center is now wholly-owned by these subsidiaries of the Company.
     Effective April 30, 2009, one or more subsidiaries of the Company acquired Wyoming Valley Health Care System in Wilkes-Barre, Pennsylvania. This health care system includes Wilkes-Barre General Hospital, a 392-bed, full-service acute care hospital located in Wilkes-Barre, and First Hospital Wyoming Valley, a behavioral health facility located in Kingston, Pennsylvania, as well as other outpatient and ancillary services. The total consideration for fixed assets and working capital of Wyoming Valley Health Care System was approximately $178.9 million, of which $153.7 million was paid in cash, net of $14.2 million of cash in acquired bank accounts, and $25.2 million was assumed in liabilities. This acquisition transaction was accounted for using the purchase method of accounting. This preliminary allocation of the purchase price has been determined by the Company based upon available information and the allocation is subject to settling amounts related to purchased working capital and valuation of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.
     Effective April 1, 2009, one or more subsidiaries of the Company acquired from Share Foundation the remaining 50% equity interest in MCSA L.L.C., an entity in which one or more subsidiaries of the Company previously had a 50% unconsolidated noncontrolling interest. One or more subsidiaries of the Company provided MCSA L.L.C. with certain management services. This acquisition resulted in these subsidiaries of the Company owning a 100% equity interest in that entity. MCSA L.L.C. owns and operates Medical Center of South Arkansas (166 licensed beds) in El Dorado, Arkansas. The purchase price was $26.0 million in cash. As of the acquisition date, one or more subsidiaries of the Company had a liability to MCSA L.L.C. of $14.1 million, as a result of a cash management agreement previously entered into with the hospital. Upon completion of the acquisition, this liability was eliminated in consolidation.
     Effective February 1, 2009, one or more subsidiaries of the Company completed the acquisition of Siloam Springs Memorial Hospital (74 licensed beds), located in Siloam Springs, Arkansas, from the City of Siloam Springs. The total consideration for this hospital consisted of approximately $0.1 million paid in cash for working capital and approximately $1.0 million of assumed liabilities. In connection with this acquisition, a subsidiary of the Company entered into a lease agreement for the existing hospital and agreed to build a replacement facility at this location, with construction required to commence by February 2011 and be completed by February 2013. As security for this obligation, a subsidiary of the Company deposited $1.6 million into an escrow account and agreed to deposit an additional $1.6 million by February 1, 2010. If the construction of the replacement facility is not completed within the agreed time frame, the escrow balance will be remitted to the City of Siloam Springs. If the construction of the replacement facility is completed within the agreed time frame, the escrow balance will be returned to the subsidiary of the Company.
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
     Effective October 1, 2008, one or more subsidiaries of the Company completed the acquisition of Deaconess Medical Center (388 licensed beds) and Valley Hospital and Medical Center (123 licensed beds) both located in Spokane, Washington, from Empire Health Services. The total consideration for these two hospitals was approximately $184.1 million, of which $149.2 million was paid in cash and $34.9 million was assumed in liabilities. Based upon the Company’s purchase price allocation relating to this acquisition as of September 30, 2009, no goodwill has been recorded. The acquisition transaction was accounted for using the purchase method of accounting.
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

     Prior to January 1, 2009, U.S. GAAP for business combinations required certain acquisition-related costs be recognized as part of the consideration paid for a business, resulting in adjustments to the value of the acquired assets when recorded. As a result of updates to U.S. GAAP, such acquisition-related costs must be expensed for business combinations that close subsequent to December 31, 2008. Approximately $0.6 million and $3.6 million of acquisition costs related to prospective and closed acquisitions were expensed during the three and nine months ended September 30, 2009, respectively. The impact of this change in U.S. GAAP on the Company’s consolidated results of operations or consolidated financial position in future periods will be largely dependent on the number of acquisitions pursued by the Company; however, it is not anticipated that such impact will be material.
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
     In connection with the above actions, the Company has classified the results of operations of the above mentioned hospitals as discontinued operations in the accompanying condensed consolidated statements of income.
     Net operating revenues and (loss) income from discontinued operations for the respective periods are as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Net operating revenues	$—	$38,019	$42,113	$197,783

Income (loss) from operations of hospitals sold or held for sale before income taxes	—	348	3,024	2,954
(Loss) gain on sale of hospitals, net	—	—	(644)	17,687

Income (loss) from discontinued operations, before taxes	—	348	2,380	20,641
Income tax expense	—	956	808	10,017

(Loss) income from discontinued operations, net of tax	$—	$(608)	$1,572	$10,624

     Interest expense and loss on early extinguishment of debt was allocated to discontinued operations based on sale proceeds available for debt repayment.

     During the three months ended June 30, 2009, the Company decided to retain a hospital and related businesses previously classified as held for sale. Results of operations for all periods presented have been restated to include this retained hospital and related businesses, which were previously reported as discontinued operations. The condensed consolidated balance sheets for each of the periods presented have been restated to present the assets and liabilities previously reported as held for sale in the applicable financial statement line items.
6. INCOME TAXES
     The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $13.7 million as of September 30, 2009. It is the Company’s policy to recognize interest and penalties accrued related to unrecognized benefits in its condensed consolidated statements of income as income tax expense. During the nine months ended September 30, 2009, the Company decreased liabilities by approximately $0.1 million and recorded $0.6 million in interest and penalties related to prior state income tax returns through its income tax provision from continuing operations, which are included in its liability for uncertain tax positions at September 30, 2009. A total of approximately $2.0 million of interest and penalties is included in the amount of the liability for uncertain tax positions at September 30, 2009.
     The Company believes that it is reasonably possible that approximately $4.1 million of its current unrecognized tax benefit may be recognized within the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities.
     The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has extended the federal statute of limitations for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003. The Company is currently under examination by the IRS regarding the federal tax return of Triad for the tax periods ended December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. The Company believes the results of this examination will not be material to its consolidated results of operations or consolidated financial position. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2005 and federal income tax examinations with respect to Community Health Systems, Inc. federal returns for years prior to 2006.
     Prior to January 1, 2009, income attributable to noncontrolling interests was deducted from earnings before arriving at income from continuing operations. With the adoption of certain updates to the U.S. GAAP related to consolidations effective January 1, 2009, the income attributable to noncontrolling interests has been reclassified below net income and therefore is no longer deducted in arriving at income from continuing operations. However, the provision for income taxes does not change because those subsidiaries with noncontrolling interests attribute their taxable income to their respective investors. Accordingly, the Company will not pay tax on the income attributable to the noncontrolling interests. As a result of separately reporting income that is taxed to others, the Company’s effective tax rate on continuing operations before income taxes, as reported on the face of the financial statements is 33.0% and 34.6% for the three months ended September 30, 2009 and 2008, respectively, and 33.2% and 34.9% for the nine months ended September 30, 2009 and 2008, respectively. However, the actual effective tax rate that is attributable to the Company’s share of income from continuing operations before income taxes (income from continuing operations before income taxes, as presented on the face of the statement of income, less income from continuing operations attributable to noncontrolling interests of $15.6 million and $9.4 million for the three months ended September 30, 2009 and 2008, respectively, and $43.8 million and $25.0 million for the nine months ended September 30, 2009 and 2008, respectively) is 38.3% for the three and nine months ended September 30, 2009 and 38.6% for the three and nine months ended September 30, 2008.
     Cash paid for income taxes, net of refunds received, resulted in net cash paid of $1.8 million for the three months ended September 30, 2009 and a net cash refund of $3.2 million for the three months ended September 30, 2008. Cash paid for income taxes, net of refunds received, resulted in a net cash paid of $1.1 million and $52.4 million for the nine months ended September 30, 2009 and 2008, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2009, are as follows (in thousands):

Balance as of December 31, 2008	$4,166,091
Goodwill acquired as part of acquisitions during 2009	16,251
Consideration adjustments and purchase price allocation adjustments for prior year’s acquisitions	5,335

Balance as of September 30, 2009	$4,187,677

     Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments meet the criteria to be classified as reporting units. At September 30, 2009, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had $4.120 billion, $34.3 million and $33.3 million, respectively, of goodwill.
     Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. The Company has selected September 30th as its annual testing date. The Company performed its last annual goodwill evaluation as of September 30, 2008, which evaluation took place during the fourth quarter of 2008. No impairment was indicated by this evaluation.
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
     The gross carrying amount of the Company’s other intangible assets subject to amortization was $74.6 million at September 30, 2009 and $68.6 million at December 31, 2008, and the net carrying amount was $48.5 million at September 30, 2009 and $54.1 million at December 31, 2008. The carrying amount of the Company’s other intangible assets not subject to amortization was $35.3 million and $35.2 million at September 30, 2009 and December 31, 2008, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.
     The weighted-average amortization period for the intangible assets subject to amortization is approximately nine years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets during the three months ended September 30, 2009 and 2008 was $3.0 million and $0.7 million, respectively, and $9.7 million and $3.9 million for the nine months ended September 30, 2009 and 2008, respectively. Amortization expense on intangible assets is estimated to be $3.4 million for the remainder of 2009, $11.8 million in 2010, $5.9 million in 2011, $4.9 million in 2012, $4.1 million in 2013, and $18.4 million in 2014 and thereafter.

8. EARNINGS PER SHARE
     The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income from continuing operations, discontinued operations and net income attributable to Community Health Systems, Inc. common stockholders (in thousands, except share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Numerator for basic and diluted earnings per share:
Income from continuing operations, net of tax	$75,361	$59,106	$220,679	$171,754
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	15,649	9,424	43,834	25,026

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$59,712	$49,682	$176,845	$146,728

(Loss) income from discontinued operations, net of tax	$—	$(608)	$1,572	$10,624
Less: (Loss) income from discontinued operations attributable to noncontrolling interests, net of taxes	—	(1,310)	355	(1,052)

Income from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$—	$702	$1,217	$11,676

Denominator:
Weighted-average number of shares outstanding — basic	90,923,052	94,044,564	90,423,600	93,995,343

Effect of dilutive securities:
Restricted stock awards	464,808	318,447	413,503	265,091
Employee options	608,289	796,608	271,966	845,681
Other equity based awards	14,593	—	7,944	—

Weighted-average number of shares outstanding — diluted	92,010,742	95,159,619	91,117,013	95,106,115

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee options	5,609,459	3,677,807	7,047,674	3,859,669

9. STOCKHOLDERS’ EQUITY
     Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of September 30, 2009, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.
     On December 13, 2006, the Company commenced an open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $200 million in repurchases. This program will conclude at the earlier of three years or when the maximum number of shares has been repurchased. During the year ended December 31, 2008, the Company repurchased 4,786,609 shares, which is the cumulative number of shares that have been repurchased under this program, at a weighted-average price of $18.80 per share. During the nine months ended September 30, 2009, the Company did not repurchase any shares under this program.

     The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the nine-month period ended September 30, 2009 (in thousands):

		Community Health Systems, Inc. Stockholders
					Accumulated
	Redeemable		Additional		Other			Total
	Noncontrolling	Common	Paid-in	Treasury	Comprehensive	Retained	Noncontrolling	Stockholders’
	Interests	Stock	Capital	Stock	Income (Loss)	Earnings	Interests	Equity
Balance, December 31, 2008 (as previously reported)	$—	$925	$1,197,944	$(6,678)	$(295,575)	$776,249	$—	$1,672,865
January 1, 2009 adjustment to non-controlling interests from adoption of updates to U.S. GAAP	320,171	—	(46,825)	—	—	—	75,091	28,266

Balance, December 31, 2008 (as adjusted)	320,171	925	1,151,119	(6,678)	(295,575)	776,249	75,091	1,701,131
Comprehensive income (loss):
Net income	29,884	—	—	—	—	178,062	14,305	192,367
Net change in fair value of interest rate swaps	—	—	—	—	50,886	—	—	50,886
Net change in fair value of available for sale securities (loss)	—	—	—	—	283	—	—	283
Adjustment to pension liability	—	—	—	—	2,164	—	—	2,164

Total comprehensive income	29,884	—	—	—	53,333	178,062	14,305	245,700
Net distributions to noncontrolling interests	(16,882)	—	—	—	—	—	(11,391)	(11,391)
Purchase of subsidiary shares from noncontrolling interests	(1,086)	—	3,226	—	—	—	610	3,836
Sale of less than wholly - owned subsidiaries	(21,691)	—	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	24,623	—	(24,623)	—	—	—	—	(24,623)
Issuance of common stock in connection with the exercise of stock options	—	6	9,952	—	—	—	—	9,958
Cancellation of restricted stock for tax withholdings on vested shares	—	(2)	(3,605)	—	—	—	—	(3,607)
Tax benefit from exercise of options	—	—	(6,952)	—	—	—	—	(6,952)
Share-based compensation	—	10	35,121	—	—	—	—	35,131

Balance, September 30, 2009	$335,019	$939	$1,164,238	$(6,678)	$(242,242)	$954,311	$78,615	$1,949,183

     The following schedule discloses the effects of changes in the Company’s ownership interest in its less than wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity:

Nine Months Ended
September 30, 2009
Net income attributable to Community Health Systems, Inc.	$178,062

Transfers from the noncontrolling interests:

Increase in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	3,226

Net transfers from the noncontrolling interests	3,226

Change from net income attributable to Community Health Systems, Inc. and transfers (to) from noncontrolling interests	$181,288

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income	$75,361	$58,498	$222,251	$182,378
Net change in fair value of interest rate swaps	(23,163)	(15,528)	50,886	(10,714)
Net change in fair value of available for sale securities	732	(386)	283	(1,244)
Amortization of unrecognized pension components	754	440	2,164	328

Comprehensive income	53,684	43,024	275,584	170,748
Less: Comprehensive income attributable to noncontrolling interests	(15,649)	(8,114)	(44,189)	(23,974)

Comprehensive income attributable to Community Health Systems, Inc.	$38,035	$34,910	$231,395	$146,774

     The net change in fair value of the interest rate swaps, the net change in fair value of available for sale securities and amortization of unrecognized pension cost components are included in accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets.
11. EQUITY INVESTMENTS
     As of September 30, 2009, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia in which HCA, Inc. owns the majority interest. Effective April 1, 2009, one or more subsidiaries of the Company acquired from Share Foundation the remaining 50% equity interest in MCSA L.L.C., an entity in which one or more subsidiaries of the Company previously had a 50% unconsolidated noncontrolling interest. One or more subsidiaries of the Company provided MCSA L.L.C. with certain management services. This acquisition resulted in these subsidiaries of the Company owning 100% equity interest in that entity. MCSA L.L.C. owns and operates Medical Center of South Arkansas in El Dorado, Arkansas. The results of operations for MCSA L.L.C. were included in the consolidated financial statements effective April 1, 2009.

     Summarized combined financial information for the three and nine months ended September 30, 2009 and 2008, for these unconsolidated entities in which the Company owns an equity interest is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues	$340,219	$351,378	$1,064,602	$1,074,740
Operating costs and expenses	316,079	324,536	949,881	966,450
Net income	24,120	29,865	114,700	118,142
     The summarized financial information for the three and nine months ended September 30, 2009 and 2008 was derived from the unaudited financial information provided to the Company by those unconsolidated entities.
     The Company’s investment in all of its unconsolidated affiliates was $413.9 million and $421.6 million at September 30, 2009 and December 31, 2008, respectively, and is included in other assets in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $7.0 million and $8.7 million for the three months ended September 30, 2009 and 2008, respectively, and $31.7 million and $32.1 million for the nine months ended September 30, 2009 and 2008, respectively.
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
     The Notes were issued by CHS in connection with the Triad acquisition in the principal amount of $3.021 billion. These Notes will mature on July 15, 2015. The Notes bear interest at the rate of 8.875% per annum, payable semiannually in arrears on January 15 and July 15, commencing January 15, 2008. Interest on the Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.
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
     During the nine months ended September 30, 2009, the Company repurchased on the open market and cancelled $126.5 million of principal amount of the Notes. This resulted in a net gain from early extinguishment of debt of $2.7 million with an after-tax impact of $1.7 million.
     On April 2, 2009, the Company paid down $110.4 million of its term loans under the Credit Facility. Of this amount, $85.0 million was paid down as required under the terms of the Credit Facility with the net proceeds received from the sale of the ownership interest in the partnership that owned and operated Presbyterian Hospital of Denton. This resulted in a loss from early extinguishment of debt of $1.1 million with an after-tax impact of $0.7 million recorded in discontinued operations for the nine months ended September 30, 2009. The remaining $25.4 million was paid on the term loans as required under the terms of the Credit Facility with the net proceeds received from the sale of various other assets. This resulted in a loss from early extinguishment of debt of $0.3 million with an after-tax impact of $0.2 million recorded in continuing operations for the nine months ended September 30, 2009.
     As of September 30, 2009, the availability for additional borrowings under the Credit Facility was $750 million pursuant to the revolving credit facility, of which $87.3 million was set aside for outstanding letters of credit. CHS also has the ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) under the Credit Facility, which has not yet been accessed. CHS also has the ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $600 million, which CHS has not yet accessed. As of September 30, 2009, the weighted-average interest rate under the Credit Facility, excluding swaps, was 2.8%.
     Cash paid for interest, net of interest income, was $221.8 million and $232.4 million during the three months ended September 30, 2009 and 2008, respectively, and $557.0 million and $558.8 million during the nine months ended September 30, 2009 and 2008, respectively.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The fair value of financial instruments has been estimated by the Company using available market information as of September 30, 2009 and December 31, 2008, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$432,815	$432,815	$220,655	$220,655
Available-for-sale securities	7,691	7,691	6,325	6,325
Trading securities	22,323	22,323	24,325	24,325
Liabilities:
Credit facilities	6,054,715	5,676,295	5,965,866	4,653,375
Tax-exempt bonds	8,000	8,000	8,000	8,000
Senior notes	2,784,331	2,853,939	2,910,831	2,677,965
Other debt	34,188	34,188	41,663	41,663
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
     The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the three months ended September 30, 2009 and 2008, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of non-performance. However, at September 30, 2009, since all but one of the swap agreements entered into by the Company were in net liability positions so that the Company would be required to make the net settlement payments to the counterparties, the Company does not anticipate non-performance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

     Interest rate swaps consisted of the following at September 30, 2009:

	Notional
	Amount	Fixed Interest	Termination	Fair Value
Swap #	(in 000’s)	Rate	Date	(in 000’s)
1	$704,000	0.2895%	November 30, 2009	$(48	) (1)
2	100,000	4.3375%	November 30, 2009	(1,035)
3	200,000	2.8800%	September 17, 2010	(3,643)
4	100,000	4.9360%	October 4, 2010	(4,091)
5	100,000	4.7090%	January 24, 2011	(4,860)
6	300,000	5.1140%	August 8, 2011	(22,146)
7	100,000	4.7185%	August 19, 2011	(6,730)
8	100,000	4.7040%	August 19, 2011	(6,702)
9	100,000	4.6250%	August 19, 2011	(6,550)
10	200,000	4.9300%	August 30, 2011	(14,482)
11	200,000	3.0920%	September 18, 2011	(7,486)
12	100,000	3.0230%	October 23, 2011	(3,696)
13	200,000	4.4815%	October 26, 2011	(13,527)
14	200,000	4.0840%	December 3, 2011	(12,159)
15	100,000	3.8470%	January 4, 2012	(5,567)
16	100,000	3.8510%	January 4, 2012	(5,653)
17	100,000	3.8560%	January 4, 2012	(5,665)
18	200,000	3.7260%	January 8, 2012	(10,761)
19	200,000	3.5065%	January 16, 2012	(9,783)
20	250,000	5.0185%	May 30, 2012	(22,571)
21	150,000	5.0250%	May 30, 2012	(13,635)
22	200,000	4.6845%	September 11, 2012	(17,004)
23	100,000	3.3520%	October 23, 2012	(4,637)
24	125,000	4.3745%	November 23, 2012	(9,656)
25	75,000	4.3800%	November 23, 2012	(5,866)
26	150,000	5.0200%	November 30, 2012	(14,746)
27	100,000	5.0230%	May 30, 2013	(10,469)
28	300,000	5.2420%	August 6, 2013	(34,429)
29	100,000	5.0380%	August 30, 2013	(10,767)
30	50,000	3.5860%	October 23, 2013	(2,627)
31	50,000	3.5240%	October 23, 2013	(2,506)
32	100,000	5.0500%	November 30, 2013	(11,079)
33	200,000	2.0700%	December 19, 2013	1,798
34	100,000	5.2310%	July 25, 2014	(12,480)
35	100,000	5.2310%	July 25, 2014	(12,480)
36	200,000	5.1600%	July 25, 2014	(24,316)
37	75,000	5.0405%	July 25, 2014	(8,711)
38	125,000	5.0215%	July 25, 2014	(14,410)

(1)	This interest rate swap is a 90-day swap for which the Company pays a monthly fixed rate of 0.2895% and receives one-month LIBOR rates payable on $704 million of term loans under the Credit Facility. As with each of these swap agreements, the variable interest rate received matches the variable interest rate paid for the revolving credit and term loans under the Credit Facility. The Company continues to pay a margin of 225 basis points for the revolving credit and term loans under the Credit Facility.

14. FAIR VALUE
Fair Value Hierarchy
     Fair value is a market-based measurement, not an entity-specific measurement. Therefore, a fair value measurement should be determined based on the assumptions that market participants would use in pricing the asset or liability. As a basis for considering market participant assumptions in fair value measurements, the Company utilizes the U.S. GAAP fair value hierarchy that distinguishes between market participant assumptions based on market data obtained from sources independent of the reporting entity (observable inputs that are classified within Levels 1 and 2 of the hierarchy) and the reporting entity’s own assumption about market participant assumptions (unobservable inputs classified within Level 3 of the hierarchy).
     The inputs used to measure fair value are classified into the following fair value hierarchy:
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
     The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 30, 2009 (in thousands):

	September 30,
	2009	Level 1	Level 2	Level 3
Available-for-sale securities	$7,691	$7,691	$—	$—
Trading securities	22,323	22,323	—	—

Total assets	$30,014	$30,014	$—	$—

Fair value of interest rate swap agreements	$355,624	$—	$355,624	$—

Total liabilities	$355,624	$—	$355,624	$—

	December 31,
	2008	Level 1	Level 2	Level 3
Available-for-sale securities	$6,325	$6,325	$—	$—
Trading securities	24,325	24,325	—	—

Total assets	$30,650	$30,650	$—	$—

Fair value of interest rate swap agreements	$435,134	$—	$435,134	$—
Contractual obligation	48,985	—	—	48,985

Total liabilities	$484,119	$—	$435,134	$48,985

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
     The Company incorporates credit valuation adjustments (CVAs) to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at September 30, 2009 resulted in a decrease in the fair value of the related liability of $14.7 million and an after-tax adjustment of $9.4 million to other comprehensive income.
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

Contractual
Obligation
Liability
Balance at January 1, 2009	$48,985
Settlement of contractual obligation liability	(48,985)

Balance at September 30, 2009	$—

15. DERIVATIVE INSTRUMENTS
     The Company is exposed to certain risks relating to its ongoing business operations. The primary risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate risk associated with the term loans in the Credit Facility. Companies are required to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated statement of financial position. The Company designates interest rate swaps as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
     Assuming no change in September 30, 2009 interest rates, approximately $206.8 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next twelve months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through other comprehensive income will be reclassified into earnings.

     The fair values of derivative instruments in the condensed consolidated balance sheets as of September 30, 2009 and December 31, 2008 were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2009		December 31, 2008		September 30, 2009		December 31, 2008
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
	Other		Other		Other		Other
Derivatives designated as	assets,		assets,		long-term		long-term
hedging instruments	net	$—	net	$—	liabilities	$355,624	liabilities	$435,134
16. SEGMENT INFORMATION
     The Company operates in three distinct operating segments, represented by hospital operations (which includes its general acute care hospitals and related healthcare entities that provide inpatient and outpatient health care services), home care agency operations (which provide in-home outpatient care), and hospital management services (which provides executive management and consulting services to non-affiliated acute care hospitals). Only the hospital operations segment meets the criteria as a separate reportable segment. The financial information for the home care agencies and management services segments do not meet the quantitative thresholds for a separate identifiable reportable segment and are combined into the corporate and all other reportable segment.
     The distribution between reportable segments of the Company’s revenues and income from continuing operations before income taxes is summarized in the following tables (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Hospital operations	$3,018,042	$2,696,247	$8,816,074	$7,956,786
Corporate and all other	68,715	58,262	200,393	181,231

	$3,086,757	$2,754,509	$9,016,467	$8,138,017

Income from continuing operations before income taxes:
Hospital operations	$146,146	$123,110	$433,993	$369,045
Corporate and all other	(33,721)	(32,795)	(103,407)	(105,028)

	$112,425	$90,315	$330,586	$264,017

17. CONTINGENCIES
     The Company is a party to various legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.
     In a letter dated October 4, 2007, the Civil Division of the Department of Justice notified the Company that, as a result of an investigation into the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients, it believes the Company and three of its New Mexico hospitals have caused the State of New Mexico to submit improper claims for federal funds in violation of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc. The federal government filed its complaint in intervention on June 30, 2009. The relator filed a second amended complaint on July 1, 2009. The Company filed motions to dismiss all of the federal government’s and the relator’s claims on August 28, 2009. The federal government and the relator responded on October 16, 2009. The Company will file a reply to each response. The Company is vigorously defending this action.

18. SUBSEQUENT EVENTS
     The Company adopted certain updates to U.S. GAAP related to subsequent events in the second quarter of 2009. These updates to U.S. GAAP establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, these updates to U.S. GAAP set forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company evaluated all material events occurring subsequent to the balance sheet date through October 30, 2009, the date the consolidated financial statements were issued, for events requiring disclosure or recognition in the consolidated financial statements.
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

Condensed Consolidating Balance Sheet
September 30, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$344,075	$88,740	$—	$432,815
Patient accounts receivable, net of allowance for doubtful accounts	—	—	1,036,675	639,670	—	1,676,345
Supplies	—	—	182,484	106,661	—	289,145
Deferred income taxes	91,875	—		—	—	91,875
Prepaid expenses and taxes	—	164	84,658	6,370	—	91,192
Other current assets	—	12	125,339	87,909	—	213,260

Total current assets	91,875	176	1,773,231	929,350	—	2,794,632

Intercompany receivable	957,190	9,328,593	8,932,444	2,596,415	(21,814,642)	—

Property and equipment, net	—	—	3,884,628	2,168,719	—	6,053,347

Goodwill	—	—	2,422,057	1,765,620	—	4,187,677

Other assets, net of accumulated amortization	—	149,271	352,652	506,104	—	1,008,027

Net investment in subsidiaries	1,362,794	5,561,501	3,384,156	—	(10,308,451)	—

Total assets	$2,411,859	$15,039,541	$20,749,168	$7,966,208	$(32,123,093)	$14,043,683

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	$—	$43,471	$16,279	$2,515	$—	$62,265
Accounts payable	—	—	336,613	158,764	—	495,377
Current income taxes payable	48,251	—	—	—	—	48,251
Deferred income taxes	6,740	—	—	—	—	6,740
Interest payable (receivable)	—	83,395	550	(383)	—	83,562
Accrued liabilities	8,283	567	583,675	271,378	—	863,903

Total current liabilities	63,274	127,433	937,117	432,274	—	1,560,098

Long-term debt	—	8,796,333	50,540	17,825	—	8,864,698

Intercompany payable	—	4,408,050	17,747,854	6,843,835	(28,999,739)	—

Deferred income taxes	461,098	—	—	—	—	461,098

Other long-term liabilities	16,919	355,624	303,383	197,661	—	873,587

Total liabilities	541,291	13,687,440	19,038,894	7,491,595	(28,999,739)	11,759,481

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	3,490	331,529	—	335,019

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	939	—	1	2	(3)	939
Additional paid-in capital	1,164,238	612,228	650,720	35,062	(1,298,010)	1,164,238
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive loss	(242,242)	(242,242)	(14,642)	—	256,884	(242,242)
Retained earnings	954,311	982,115	1,043,864	56,246	(2,082,225)	954,311

Total Community Health Systems, Inc. stockholders’ equity	1,870,568	1,352,101	1,679,943	91,310	(3,123,354)	1,870,568
Noncontrolling interests in equity of consolidated subsidiaries	—	—	26,841	51,774	—	78,615

Total equity	1,870,568	1,352,101	1,706,784	143,084	(3,123,354)	1,949,183

Total liabilities and equity	$2,411,859	$15,039,541	$20,749,168	$7,966,208	$(32,123,093)	$14,043,683

Condensed Consolidating Balance Sheet
December 31, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$155,018	$65,637	$—	$220,655
Patient accounts receivable, net of allowance for doubtful accounts	—	—	1,024,402	601,068	—	1,625,470
Supplies	—	—	170,417	105,279	—	275,696
Deferred income taxes	91,875	—	—	—	—	91,875
Prepaid expenses and taxes	92,710	111	66,559	7,122	—	166,502
Other current assets	—	85	131,661	93,106	—	224,852

Total current assets	184,585	196	1,548,057	872,212	—	2,605,050

Intercompany receivable	1,026,905	9,325,281	5,207,453	3,402,559	(18,962,198)	—

Property and equipment, net	—	—	3,658,095	2,236,310	—	5,894,405

Goodwill	—	—	2,404,082	1,762,009	—	4,166,091

Other assets, net of accumulated amortization	—	171,396	330,132	651,180	—	1,152,708

Net investment in subsidiaries	1,109,833	4,459,037	3,330,368	—	(8,899,238)	—

Total assets	$2,321,323	$13,955,910	$16,478,187	$8,924,270	$(27,861,436)	$13,818,254

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	$—	$12,066	$7,653	$14,185	$—	$33,904
Accounts payable	70	—	376,273	156,252	—	532,595
Current income taxes payable	—	—	—	—	—	—
Deferred income taxes	6,740	—	—	—		6,740
Interest payable (receivable)	—	152,070	2,263	(1,099)	—	153,234
Accrued liabilities	8,869	567	471,764	301,744	—	782,944

Total current liabilities	15,679	164,703	857,953	471,082	—	1,509,417

Long-term debt	—	8,865,390	34,958	37,837	—	8,938,185

Intercompany payable	200,600	3,369,977	13,832,783	7,832,161	(25,235,521)	—

Deferred income taxes	460,793	—	—	—	—	460,793

Other long-term liabilities	18,211	435,134	218,306	216,906	—	888,557

Total liabilities	695,283	12,835,204	14,944,000	8,557,986	(25,235,521)	11,796,952

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	51,602	268,569	—	320,171

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	925	—	1	2	(3)	925
Additional paid-in capital	1,151,119	545,268	577,375	8,709	(1,131,352)	1,151,119
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive loss	(295,575)	(295,575)	(17,090)	—	312,665	(295,575)
Retained earnings	776,249	871,013	922,299	13,913	(1,807,225)	776,249

Total Community Health Systems, Inc. stockholders’ equity	1,626,040	1,120,706	1,482,585	22,624	(2,625,915)	1,626,040
Noncontrolling interests in equity of consolidated subsidiaries	—	—	—	75,091	—	75,091

Total equity	1,626,040	1,120,706	1,482,585	97,715	(2,625,915)	1,701,131

Total liabilities and equity	$2,321,323	$13,955,910	$16,478,187	$8,924,270	$(27,861,436)	$13,818,254

Condensed Consolidating Statement of Income
Three Months Ended September 30, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Net operating revenues	$—	$—	$1,922,620	$1,164,137	$—	$3,086,757

Operating costs and expenses:
Salaries and benefits	—	—	744,469	494,678	—	1,239,147
Provision for bad debts	—	—	241,734	136,623	—	378,357
Supplies	—	—	261,114	167,006	—	428,120
Other operating expenses	—	—	337,432	230,192	—	567,624
Rent	—	—	34,320	28,363	—	62,683
Depreciation and amortization	—	—	89,210	54,348	—	143,558

Total operating costs and expenses	—	—	1,708,279	1,111,210	—	2,819,489

Income from operations	—	—	214,341	52,927	—	267,268

Interest expense, net	—	21,494	134,272	6,057	—	161,823
Loss (gain) from early extinguishment of debt	—	21	—	—	—	21
Equity in earnings of unconsolidated affiliates	(59,712)	(64,319)	(29,262)	—	146,292	(7,001)

Income from continuing operations before income taxes	59,712	42,804	109,331	46,870	(146,292)	112,425
Provision for (benefit from) income taxes	—	(16,908)	40,470	13,502	—	37,064

Income from continuing operations	59,712	59,712	68,861	33,368	(146,292)	75,361

Discontinued operations, net of taxes:
(Loss) income from operations of hospitals sold and held for sale	—	—	—	—	—	—
(Loss) gain on sale of hospitals, net	—	—	—	—	—	—

(Loss) income from discontinued operations	—	—	—	—	—	—

Net income	59,712	59,712	68,861	33,368	(146,292)	75,361
Less: Net income attributable to noncontrolling interests	—	—	3,920	11,729	—	15,649

Net income attributable to Community Health Systems, Inc.	$59,712	$59,712	$64,941	$21,639	$(146,292)	$59,712

Condensed Consolidating Statement of Income
Three Months Ended September 30, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Net operating revenues	$—	$—	$1,670,035	$1,084,474	$—	$2,754,509

Operating costs and expenses:
Salaries and benefits	—	—	629,415	460,622	—	1,090,037
Provision for bad debts	—	—	202,117	119,453	—	321,570
Supplies	—	—	219,595	160,318	—	379,913
Other operating expenses	—	—	278,160	249,618	—	527,778
Rent	—	—	31,153	27,002	—	58,155
Depreciation and amortization	—	—	80,478	48,185	—	128,663

Total operating costs and expenses	—	—	1,440,918	1,065,198	—	2,506,116

Income from operations	—	—	229,117	19,276	—	248,393

Interest expense, net	—	25,074	132,182	9,517	—	166,773
Loss (gain) from early extinguishment of debt	—	—	—	—	—	—
Equity in earnings of unconsolidated affiliates	(50,384)	(64,701)	(10,650)	—	117,040	(8,695)

Income from continuing operations before income taxes	50,384	39,627	107,585	9,759	(117,040)	90,315
Provision for (benefit from) income taxes	—	(10,757)	40,816	1,150	—	31,209

Income from continuing operations	50,384	50,384	66,769	8,609	(117,040)	59,106

Discontinued operations, net of taxes:
(Loss) income from operations of hospitals sold and held for sale	—	—	(917)	309	—	(608)
(Loss) gain on sale of hospitals, net	—	—	—	—	—	—

(Loss) income from discontinued operations	—	—	(917)	309	—	(608)

Net income	50,384	50,384	65,852	8,918	(117,040)	58,498
Less: Net income attributable to noncontrolling interests	—	—	2,194	5,920	—	8,114

Net income attributable to Community Health Systems, Inc.	$50,384	$50,384	$63,658	$2,998	$(117,040)	$50,384

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$5,588,648	$3,427,819	$—	$9,016,467

Operating costs and expenses:
Salaries and benefits	—	—	2,162,617	1,451,650	—	3,614,267
Provision for bad debts	—	—	704,513	374,074	—	1,078,587
Supplies	—	—	761,098	492,615	—	1,253,713
Other operating expenses	—	—	977,468	702,946	—	1,680,414
Rent	—	—	99,279	84,932	—	184,211
Depreciation and amortization	—	—	263,905	157,661	—	421,566

Total operating costs and expenses	—	—	4,968,880	3,263,878	—	8,232,758

Income from operations	—	—	619,768	163,941	—	783,709

Interest expense, net	—	70,607	397,435	19,167	—	487,209
Loss (gain) from early extinguishment of debt	—	(2,385)	—	—	—	(2,385)
Equity in earnings of unconsolidated affiliates	(178,062)	(192,851)	(102,446)	—	441,658	(31,701)

Income from continuing operations before income taxes	178,062	124,629	324,779	144,774	(441,658)	330,586
Provision for (benefit from) income taxes	—	(53,433)	121,626	41,714	—	109,907

Income from continuing operations	178,062	178,062	203,153	103,060	(441,658)	220,679

Discontinued operations, net of taxes:
(Loss) income from operations of hospitals sold and held for sale	—	—	(198)	2,175	—	1,977
(Loss) gain on sale of hospitals, net	—	—		(405)	—	(405)

(Loss) income from discontinued operations	—	—	(198)	1,770	—	1,572

Net income	178,062	178,062	202,955	104,830	(441,658)	222,251
Less: Net income attributable to noncontrolling interests	—	—	8,045	36,144	—	44,189

Net income attributable to Community Health Systems, Inc.	$178,062	$178,062	$194,910	$68,686	$(441,658)	$178,062

Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$4,932,160	$3,205,857	$—	$8,138,017

Operating costs and expenses:
Salaries and benefits	—	—	1,870,544	1,384,743	—	3,255,287
Provision for bad debts	—	—	578,424	320,812	—	899,236
Supplies	—	—	662,218	477,002	—	1,139,220
Other operating expenses	—	—	892,504	684,668	—	1,577,172
Rent	—	—	95,004	80,482	—	175,486
Depreciation and amortization	—	—	232,933	140,580	—	373,513

Total operating costs and expenses	—	—	4,331,627	3,088,287	—	7,419,914

Income from operations	—	—	600,533	117,570	—	718,103

Interest expense, net	—	52,596	402,245	29,995	—	484,836
Loss (gain) from early extinguishment of debt	—	1,328	—	—	—	1,328
Equity in earnings of unconsolidated affiliates	(158,404)	(172,130)	(82,727)	—	381,183	(32,078)

Income from continuing operations before income taxes	158,404	118,206	281,015	87,575	(381,183)	264,017
Provision for (benefit from) income taxes	—	(40,198)	107,949	24,512	—	92,263

Income from continuing operations	158,404	158,404	173,066	63,063	(381,183)	171,754

Discontinued operations, net of taxes:
(Loss) income from operations of hospitals sold and held for sale	—	—	(649)	1,693	—	1,044
(Loss) gain on sale of hospitals, net	—	—	—	9,580	—	9,580

(Loss) income from discontinued operations	—	—	(649)	11,273	—	10,624

Net income	158,404	158,404	172,417	74,336	(381,183)	182,378
Less: Net income attributable to noncontrolling interests	—	—	924	23,050	—	23,974

Net income attributable to Community Health Systems, Inc.	$158,404	$158,404	$171,493	$51,286	$(381,183)	$158,404

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(6,213)	$(113,793)	$674,616	$346,150	$—	$900,760

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(198,644)	(13,297)	—	(211,941)
Purchases of property and equipment	—	—	(300,700)	(97,438)	—	(398,138)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	89,514	—	89,514
Proceeds from sale of property and equipment	—	—	313	2,208	—	2,521
Increase in other non-operating assets	—	—	(70,703)	(40,773)	—	(111,476)

Net cash (used in) provided by investing activities	—	—	(569,734)	(59,786)	—	(629,520)

Cash flows from financing activities:
Proceeds from exercise of stock options	9,952	—	—	—	—	9,952
Income tax payable increase relating to stock-based compensation	(3,544)	—	—	—	—	(3,544)
Deferred financing costs	—	(82)	—		—	(82)
Stock buy-back	—	—	—	—	—	—
Proceeds from noncontrolling investors in joint ventures	—	—	—	26,314	—	26,314
Redemption of noncontrolling investments in joint ventures	—	—	—	(2,387)	—	(2,387)
Distributions to noncontrolling investors in joint ventures	—	—	(11,309)	(32,435)	—	(43,744)
Changes in intercompany balances with affiliates, net	(195)	149,957	107,540	(257,302)	—	—
Borrowings under credit agreement	—	200,000	3,287	2,897	(6,184)	200,000
Repayments of long-term indebtedness	—	(236,082)	(15,343)	(348)	6,184	(245,589)

Net cash (used in) provided by financing activities	6,213	113,793	84,175	(263,261)	—	(59,080)

Net change in cash and cash equivalents	—	—	189,057	23,103	—	212,160
Cash and cash equivalents at beginning of period	—	—	155,018	65,637	—	220,655

Cash and cash equivalents at end of period	$—	$—	$344,075	$88,740	$—	$432,815

Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$78,946	$(90,495)	$454,835	$241,770	$—	$685,056

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(2,347)	(4,927)	—	(7,274)
Purchases of property and equipment	—	—	(311,201)	(140,208)	—	(451,409)
Proceeds from disposition of hospitals and other ancillary operations	—	—	48,239	317,396	—	365,635
Proceeds from sale of property and equipment	—	—	11,833	2,131	—	13,964
Increase in other non-operating assets	—	(16,100)	(121,010)	(15,058)	—	(152,168)

Net cash (used in) provided by investing activities	—	(16,100)	(374,486)	159,334	—	(231,252)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,688	—	—	—	—	1,688
Excess tax benefit relating to stock-based compensation	1,278	—	—	—	—	1,278
Deferred financing costs	—	(2,569)	—	—	—	(2,569)
Stock buy-back	(17,096)	—	—	—	—	(17,096)
Proceeds from noncontrolling investors in joint ventures	—	—	—	11,652	—	11,652
Redemption of noncontrolling investments in joint ventures	—	—	—	(53,485)	—	(53,485)
Distributions to noncontrolling investors in joint ventures	—	—	—	(24,351)	—	(24,351)
Changes in intercompany balances with affiliates, net	(64,816)	270,958	135,363	(341,505)	—	—
Borrowings under credit agreement	—	25,000	—	31,787	(26,191)	30,596
Repayments of long-term indebtedness	—	(186,794)	(24,544)	(7,360)	26,191	(192,507)

Net cash (used in) provided by financing activities	(78,946)	106,595	110,819	(383,262)	—	(244,794)

Net change in cash and cash equivalents	—	—	191,168	17,842	—	209,010
Cash and cash equivalents at beginning of period	—	—	114,853	18,021	—	132,874

Cash and cash equivalents at end of period	$—	$—	$306,021	$35,863	$—	$341,884

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
     Despite the current economic environment, in which signs of a recovery from the recession are tempered by a continuing rise in unemployment, our net operating revenue for the three months ended September 30, 2009 increased to $3.087 billion, as compared to $2.755 billion for the three months ended September 30, 2008. Income from continuing operations, before noncontrolling interests, for the three months ended September 30, 2009 increased 27.5% over the three months ended September 30, 2008. This increase in income from continuing operations during the three months ended September 30, 2009, as compared to the three months ended September 30, 2008, is due primarily to an increase in surgeries performed at our hospitals, strong outpatient growth, the realization of synergies from our acquisition of Triad Hospitals, Inc., or Triad, and the recognition of cost savings from our ability to effectively control costs. Our successful physician recruiting efforts have also been a key driver in the execution of our operating strategies. Total inpatient admissions for the three months ended September 30, 2009 increased 7.2% compared to the three months ended September 30, 2008 and adjusted admissions for the three months ended September 30, 2009 increased 9.0% compared to the three months ended September 30, 2008. This increase in inpatient and adjusted admissions was due primarily to our recent acquisitions.
     Our net operating revenue for the nine months ended September 30, 2009 increased to $9.016 billion, as compared to $8.138 billion for the nine months ended September 30, 2008. Income from continuing operations, before noncontrolling interests, for the nine months ended September 30, 2009 increased 28.5% over the nine months ended September 30, 2008. This increase in income from continuing operations during the nine months ended September 30, 2009, as compared to the nine months ended September 30, 2008 is primarily the result of contributions from recent acquisitions, along with an increase in surgeries performed at our hospitals, strong outpatient growth, the realization of synergies from the Triad acquisition, and the recognition of cost savings from our ability to effectively control costs. Inpatient admissions for the nine months ended September 30, 2009 increased 3.5% compared to the nine months ended September 30, 2008 and adjusted admissions for the nine months ended September 30, 2009 increased 5.5% compared to the nine months ended September 30, 2008. This increase in both inpatient and adjusted admissions was due primarily to our recent acquisitions.
     Self-pay revenues represented approximately 11.4% and 11.1% of our net operating revenues for the three months ended September 30, 2009 and 2008, respectively, and 11.2% and 10.9% of our net operating revenues for the nine months ended September 30, 2009 and 2008, respectively. The value of charity care services relative to total net operating revenues increased to 4.0% and 3.8% for the three and nine months ended September 30, 2009, respectively, from 3.3% and 3.6% for the three and nine months ended September 30, 2008, respectively. Uninsured and underinsured patients continue to be an industry-wide issue, and we anticipate this trend will continue into the foreseeable future. Legislative reform impacting the healthcare industry remains a priority of the current presidential administration and various proposals continue to be strongly debated in Congress. Given the current level of uncertainty of what may result from these reform proposals, it is not possible, at this time, to accurately predict what impact any final legislation may have on us.

     As a result of our current levels of cash, available borrowing capacity, long-term outlook on our debt repayments and our continued projection of our ability to generate cash flows, we do not anticipate a significant impact on our ability to invest the necessary capital in our business over the next twelve months and into the foreseeable future. We believe there continues to be ample opportunity for growth in substantially all of our markets by decreasing the need for patients to travel outside their communities for health care services. Furthermore, we continue to benefit from synergies from the acquisition of Triad as well as our more recent acquisitions and will continue to strive to improve operating efficiencies and procedures in order to improve our profitability at all of our hospitals.
     During the three months ended June 30, 2009, we decided to retain a hospital and related businesses previously classified as held for sale. Results of operations for all periods presented have been restated to include this retained hospital and related businesses, which previously were reported as discontinued operations. The condensed consolidated balance sheets for each of the periods presented have been restated to present the assets and liabilities previously reported as held for sale in the applicable financial statement line items.
Sources of Consolidated Net Operating Revenue
     The following table presents the approximate percentages of net operating revenue derived from Medicare, Medicaid, managed care, self-pay and other sources for the periods indicated. The data for the periods presented are not strictly comparable due to the significant effect that hospital acquisitions have had on these statistics.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Medicare	26.8%	26.3%	27.3%	27.5%
Medicaid	10.3%	9.4%	9.3%	8.8%
Managed Care and other third party payors	51.5%	53.2%	52.2%	52.8%
Self-pay	11.4%	11.1%	11.2%	10.9%

Total	100.0%	100.0%	100.0%	100.0%

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
     Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month and nine-month periods ended September 30, 2009 and 2008. In the future, we expect the percentage of revenues received from the Medicare program to increase due to the general aging of the population.
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

Results of Operations
     Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include orthopedics, cardiology, occupational medicine, diagnostic services, emergency services, rehabilitation treatment and skilled nursing. The strongest demand for hospital services generally occurs during January through April and the weakest demand for these services occurs during the summer months. Accordingly, eliminating the effect of new acquisitions, our net operating revenues and earnings are historically highest during the first quarter and lowest during the third quarter.
     The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Expressed as a percentage of net operating revenues)
Consolidated (a)
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (b)	(86.7)	(86.3)	(86.7)	(86.6)
Depreciation and amortization	(4.7)	(4.7)	(4.7)	(4.6)

Income from operations	8.6	9.0	8.6	8.8
Interest expense, net	(5.2)	(6.1)	(5.3)	(6.0)
Loss (gain) from early extinguishment of debt (c)	—	—	—	—
Equity in earnings of unconsolidated affiliates	0.2	0.3	0.4	0.4

Income from continuing operations before income taxes	3.6	3.2	3.7	3.2
Provision for income taxes	(1.2)	(1.1)	(1.2)	(1.1)

Income from continuing operations	2.4	2.1	2.5	2.1
Income from discontinued operations, net of tax	—	—	—	0.1

Net income	2.4	2.1	2.5	2.2
Less: Net income attributable to noncontrolling interests	(0.5)	(0.3)	(0.5)	(0.3)

Net income attributable to Community Health Systems, Inc.	1.9%	1.8%	2.0%	1.9%

	Three Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2009
Percentage increase from same period prior year (a):
Net operating revenues	12.1%	10.8%
Admissions	7.2	3.5
Adjusted admissions (d)	9.0	5.5
Average length of stay	2.4	—
Net income attributable to Community
Health Systems, Inc. (e)	18.5	12.4
Same-store percentage increase (decrease) from same period prior year (a)(f):
Net operating revenues	5.2%	5.4%
Admissions	(0.2)	(1.9)
Adjusted admissions (d)	1.9	0.4

(a)	We have restated our prior period financial statements and statistical results to reflect discontinued operations.

(b)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses.

(c)	Loss (gain) from early extinguishment of debt was less than 0.1% for each of the three and nine month periods presented.

(d)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(e)	Includes income or loss from discontinued operations.

(f)	Includes acquired hospitals to the extent we operated them in both years.
Three months Ended September 30, 2009 Compared to Three months Ended September 30, 2008
     Net operating revenues increased $332 million to $3.087 billion for the three months ended September 30, 2009, from $2.755 billion for the three months ended September 30, 2008. Growth from hospitals owned throughout both periods contributed $142 million of that increase and $190 million was contributed by hospitals acquired in 2009 and 2008. On a same-store basis, net operating revenues increased 5.2%. The increase from hospitals that we owned throughout both periods was primarily attributable to higher acuity level of services provided and outpatient growth.
     On a consolidated basis, inpatient admissions increased by 7.2% and adjusted admissions increased by 9.0%. On a same-store basis, inpatient admissions decreased by 0.2% during the three months ended September 30, 2009. This decrease in inpatient admissions was due primarily to the impact of closing certain unprofitable services during the three months ended September 30, 2009.
     Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased to 86.7% for the three months ended September 30, 2009, compared to 86.3% for the three months ended September 30, 2008. Salaries and benefits, as a percentage of net operating revenues, increased 0.5% to 40.1% for the three months ended September 30, 2009, compared to 39.6% for the three months ended September 30, 2008. This increase primarily relates to recently acquired hospitals. Provision for bad debts, as a percentage of net operating revenues, increased 0.6% to 12.3% for the three months ended September 30, 2009, compared to 11.7% for the three months ended September 30, 2008. This increase primarily represents an increase in self-pay revenues over the comparable period of 2008 due to increased charges and the impact of current economic conditions on individuals’ ability to pay. Supplies, as a percentage of net operating revenues, increased 0.1% to 13.9% for the three months ended September 30, 2009, as compared to 13.8% for the three months ended September 30, 2008. Rent and other operating expenses, as a percentage of net operating revenues, decreased 0.8% to 20.4% for the three months ended September 30, 2009, as compared to 21.2% for the three months ended September 30, 2008. This decrease is due primarily to reductions in contract labor. Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased 0.1% to 0.2% for the three months ended September 30, 2009, as compared to 0.3% for the three months ended September 30, 2008.
     Depreciation and amortization remained consistent at 4.7% of net operating revenues for each of the three-month periods ended September 30, 2009 and 2008.
     Interest expense, net, decreased by $5.0 million from $166.8 million for the three months ended September 30, 2008 to $161.8 million for the three months ended September 30, 2009. A decrease in interest rates during the three months ended September 30, 2009, compared to the three months ended September 30, 2008, accounted for $3.3 million of this decrease. In addition, $2.1 million of the decrease in interest expense is the result of more of the interest during the three months ended September 30, 2009 being capitalized interest due to more major construction projects during that period, compared to the three months ended September 30, 2008. These decreases were offset by an increase in our average outstanding debt during the three months ended September 30, 2009, compared to September 30, 2008, which resulted in a $0.4 million increase in interest expense.
     The net results of the above mentioned changes resulted in income from continuing operations before income taxes increasing $22.1 million from $90.3 million for the three months ended September 30, 2008 to $112.4 million for the three months ended September 30, 2009.
     Provision for income taxes increased from $31.2 million for the three months ended September 30, 2008 to $37.1 million for the three months ended September 30, 2009, due primarily to an increase in income from continuing operations before income taxes in the comparable period, as discussed above.
     Income from continuing operations as a percentage of net operating revenue increased from 2.1% for the three months ended September 30, 2008 to 2.4% for the three months ended September 30, 2009. Net income as a percentage of net operating revenue increased from 2.1% for the three months ended September 30, 2008 to 2.4% for the three months ended September 30, 2009. The increase in income from continuing operations as a percentage of net operating revenue is primarily a result of the decrease in interest expense as a percentage of net operating revenues, as discussed above.

     Net income attributable to noncontrolling interests as a percentage of net operating revenue was 0.5% for the three months ended September 30, 2009, compared to 0.3% for the three months ended September 30, 2008. This increase is due primarily to additional syndications entered into after the third quarter of 2008.
     Net income attributable to Community Health Systems, Inc. was $59.7 million for the three months ended September 30, 2009, compared to $50.4 million for the three months ended September 30, 2008, representing an increase of 18.5%. The increase in net income is reflective of the impact of the revenue growth and decrease in interest expense discussed above.
Nine months Ended September 30, 2009 Compared to Nine months Ended September 30, 2008
     Net operating revenues increased $878 million to $9.016 billion for the nine months ended September 30, 2009, from $8.138 billion for the nine months ended September 30, 2008. Growth from hospitals owned throughout both periods contributed $435 million of that increase and $443 million was contributed by hospitals acquired in 2009 and 2008. On a same-store basis, net operating revenues increased 5.4%. The increase from hospitals that we owned throughout both periods was primarily attributable to higher acuity level of services provided and outpatient growth, along with rate increases and favorable payor mix. These improvements were partially offset by the strong flu and respiratory season during the nine months ended September 30, 2008 and the extra day from the leap year in 2008, both of which were non-recurring events in 2009.
     On a consolidated basis, inpatient admissions increased by 3.5% and adjusted admissions increased by 5.5%. On a same-store basis, inpatient admissions decreased by 1.9% during the nine months ended September 30, 2009. This decrease in inpatient admissions was due primarily to the strong flu and respiratory season during the nine months ended September 30, 2008, which did not recur during 2009, the 2008 period having one additional day because it was a leap year, and the impact of closing certain unprofitable services.
     Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased to 86.7% for the nine months ended September 30, 2009, compared to 86.6% for the nine months ended September 30, 2008. Salaries and benefits, as a percentage of net operating revenues, increased 0.1% to 40.1% for the nine months ended September 30, 2009, compared to 40.0% for the nine months ended September 30, 2008. Provision for bad debts, as a percentage of net operating revenues, increased 1.0% to 12.0% for the nine months ended September 30, 2009, compared to 11.0% for the nine months ended September 30, 2008. This increase primarily represents an increase in self-pay revenues over the comparable period of 2008 and the impact of current economic conditions on individuals’ ability to pay. Supplies, as a percentage of net operating revenues, decreased 0.1% to 13.9% for the nine months ended September 30, 2009, as compared to 14.0% for the nine months ended September 30, 2008. This decrease is primarily the result of improvements from greater utilization of and improved pricing under our purchasing program. Rent and other operating expenses, as a percentage of net operating revenues, decreased 0.9% to 20.7% for the nine months ended September 30, 2009, as compared to 21.6% for the nine months ended September 30, 2008. This decrease is due primarily to reductions in contract labor. Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.4% for each of the nine-month periods ended September 30, 2009 and 2008.
     Depreciation and amortization increased from 4.6% of net operating revenues for the nine months ended September 30, 2008 to 4.7% of net operating revenues for the nine months ended September 30, 2009. The increase in depreciation and amortization as a percentage of net operating revenue is primarily due to the opening of three replacement hospitals in the second and third quarters of 2008.
     Interest expense, net, increased by $2.4 million from $484.8 million for the nine months ended September 30, 2008 to $487.2 million for the nine months ended September 30, 2009. An increase in our average outstanding debt during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, accounted for a $2.5 million increase in interest expense. In addition, $4.0 million of the increase in interest expense is the result of less of the interest during the nine months ended September 30, 2009 being capitalized interest due to fewer major construction projects during that period, compared to the nine months ended September 30, 2008. These increases were offset by an additional $1.8 million of interest expense in 2008, which was not incurred in 2009, since 2008 was a leap year and a decrease in interest rates during the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008, which resulted in a $2.3 million decrease in interest expense.
     The net results of the above mentioned changes resulted in income from continuing operations before income taxes increasing $66.6 million from $264.0 million for the nine months ended September 30, 2008 to $330.6 million for the nine months ended September 30, 2009.
     Provision for income taxes increased from $92.3 million for the nine months ended September 30, 2008 to $109.9 million for the nine months ended September 30, 2009, due primarily to an increase in taxable income in the comparable period resulting from both an increase in net operating revenues and the gain on early extinguishment of debt.

     Income from continuing operations as a percentage of net operating revenue increased from 2.1% for the nine months ended September 30, 2008 to 2.5% for the nine months ended September 30, 2009. Net income as a percentage of net operating revenue increased from 2.2% for the nine months ended September 30, 2008 to 2.5% for the nine months ended September 30, 2009. The increase in income from continuing operations as a percentage of net operating revenue is primarily due to the decrease in interest expense as a percentage of net operating revenues.
     Net income attributable to noncontrolling interests as a percentage of net operating revenue was 0.5% for the nine months ended September 30, 2009, compared to 0.3% for the nine months ended September 30, 2008. This increase is due primarily to additional syndications entered into after the third quarter of 2008.
     Net income attributable to Community Health Systems, Inc. was $178.1 million for the nine months ended September 30, 2009, compared to $158.4 million for the nine months ended September 30, 2008, representing an increase of 12.4%, primarily as a result of the increase in income from continuing operations offset by a reduction in gain on sale of hospitals and an increase in income attributable to noncontrolling interests.
Liquidity and Capital Resources
     Net cash provided by operating activities increased $215.7 million, from $685.1 million for the nine months ended September 30, 2008 to $900.8 million for the nine months ended September 30, 2009. The increase in cash flows, in comparison to the prior year period, is from an increase in net income of $39.9 million, increases in non-cash expenses of $64.1 million, consisting primarily of an increase in depreciation and amortization expense of $43.8 million, an increase in cash flows from the change in accounts receivable of $107.0 million, supplies, prepaid expenses and other current assets of $15.1 million and accounts payable, accrued liabilities and income taxes of $10.0 million. These increases were offset by decreases in cash flows from other assets and liabilities of $20.4 million.
     The cash used in investing activities was $629.5 million for the nine months ended September 30, 2009, compared to $231.3 million for the nine months ended September 30, 2008. The increase in cash used in investing activities, in comparison to the prior year period, is from an increase in acquisitions of facilities and other related equipment of $204.7 million, a reduction in the amount of proceeds from the disposition of hospitals and other ancillary operations of $276.1 million due to the sale of one hospital in 2009 versus the sale of 11 hospitals in 2008, a reduction in the amount of the proceeds from sale of property and equipment of $11.4 million, a net decrease in other non-operating assets of $40.7 million, and a reduction in the amount of purchases of property and equipment of $53.3 million.
     The cash used in financing activities was $244.8 million for the nine months ended September 30, 2008, compared to $59.1 million for the nine months ended September 30, 2009. This change is primarily due to an increase in borrowing under our Credit Facility.
  Capital Expenditures
     Cash expenditures related to purchases of facilities were $211.9 million for the nine months ended September 30, 2009, compared to $7.3 million for the nine months ended September 30, 2008. These expenditures during the nine months ended September 30, 2009 include the purchase of two hospitals, a controlling equity interest in another hospital, surgery centers, and physician practices and the settlement of working capital items from a prior year acquisition. The expenditures during the nine months ended September 30, 2008 include the purchase of the remaining 35% equity interest of our hospital in Birmingham, Alabama, and the acquisition of ten physician practices and four clinics.
     Excluding the cost to construct replacement hospitals, our capital expenditures for the nine months ended September 30, 2009 totaled $394.7 million, compared to $329.1 million for the nine months ended September 30, 2008. These capital expenditures related primarily to the purchase of additional equipment and minor renovations. Costs to construct replacement hospitals for the nine months ended September 30, 2009 totaled $3.4 million, compared to $122.4 million for the nine months ended September 30, 2008. The costs to construct replacement hospitals for the nine months ended September 30, 2009 represent planning costs for future construction projects since there were no replacement hospitals under construction at September 30, 2009. In 2008, we completed construction of and opened three replacement hospitals, accounting for the higher costs incurred during the nine months ended September 30, 2008. Pursuant to hospital purchase agreements in effect as of September 30, 2009, where required certificate of need approval has been obtained, we are required to build replacement hospitals in Valparaiso, Indiana by April 2011 and in Siloam Springs, Arkansas by February 2013. Also as required by an amendment to a lease agreement entered into in 2005, we agreed to build a replacement hospital at Barstow Community Hospital in Barstow, California. Estimated construction costs, including equipment costs, are approximately $310.0 million for these three replacement hospitals. In addition, in October 2008, after the purchase of the minority owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of an alternate site for a replacement hospital rather than the one previously selected by Triad. The new site includes a partially constructed hospital structure, for which we are currently assessing completion costs, to be used for relocating the existing Birmingham facility. This project is subject to the approval of a certificate of need. Upon receiving the certificate of need, and after resolution of any legal opposition, we will undertake completion of the unfinished facility.
Capital Resources
     Net working capital was $1.235 billion at September 30, 2009, compared to $1.096 billion at December 31, 2008. The $139 million increase was primarily attributable to an increase in working capital attributable to the acquisition of Siloam Springs Memorial Hospital, Wyoming Valley Health Care System and a controlling equity interest in MCSA L.L.C., and an increase in cash as a result of cash flows from operations.
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
     We have agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to Eurodollar rate loans under the revolving credit facility times the maximum aggregate amount available to be drawn under all letters of credit outstanding under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit will also receive a customary fronting fee and other customary processing charges. We were initially obligated to pay commitment fees of 0.50% per annum (subject to reduction based upon our leverage ratio), on the unused portion of the revolving credit facility. For purposes of this calculation, swingline loans are not treated as usage of the revolving credit facility. With respect to the delayed draw term loan facility, we were also obligated to pay commitment fees of 0.50% per annum for the first nine months after the close of the Credit Facility, 0.75% per annum for the next three months after such nine-month period and thereafter 1.0% per annum. In each case, the commitment fee was based on the unused amount of the delayed draw term loan facility. After the draw down of the remaining $200 million of the delayed draw term loan in January 2009, we no longer pay commitment fees for the delayed draw term loan facility. We also paid arrangement fees on the closing of the Credit Facility and pay an annual administrative agent fee.
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
     As of September 30, 2009, there was approximately $750 million of available borrowing capacity under our Credit Facility, of which $87.3 million was set aside for outstanding letters of credit.
     During the nine months ended September 30, 2009, we repurchased on the open market and cancelled $126.5 million of principal amount of the Notes. This resulted in a net gain from early extinguishment of debt of $2.7 million with an after-tax impact of $1.7 million.
     On April 2, 2009, we paid down $110.4 million of its term loans under the Credit Facility. Of this amount, $85.0 million was paid down as required under the terms of the Credit Facility with the net proceeds received from the sale of the ownership interest in the partnership that owned and operated Presbyterian Hospital of Denton. This resulted in a loss from early extinguishment of debt of $1.1 million with an after-tax impact of $0.7 million recorded in discontinued operations for the nine months ended September 30, 2009. The remaining $25.4 million was paid on the term loans as required under the terms of the Credit Facility with the net proceeds received from the sale of various other assets. This resulted in a loss from early extinguishment of debt of $0.3 million with an after-tax impact of $0.2 million recorded in continuing operations for the nine months ended September 30, 2009.
     As of September 30, 2009, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on a portion of our long-term borrowings. On each of these swaps, we received a variable rate of interest based on the three-month London Inter-Bank Offer Rate, or LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans under the Credit Facility.

	Notional
	Amount	Fixed Interest	Termination	Fair Value
Swap #	(in 000’s)	Rate	Date	(in 000’s)
1	$704,000	0.2895%	November 30, 2009	$(48	) (1)
2	100,000	4.3375%	November 30, 2009	(1,035)
3	200,000	2.8800%	September 17, 2010	(3,643)
4	100,000	4.9360%	October 4, 2010	(4,091)
5	100,000	4.7090%	January 24, 2011	(4,860)
6	300,000	5.1140%	August 8, 2011	(22,146)
7	100,000	4.7185%	August 19, 2011	(6,730)
8	100,000	4.7040%	August 19, 2011	(6,702)
9	100,000	4.6250%	August 19, 2011	(6,550)
10	200,000	4.9300%	August 30, 2011	(14,482)
11	200,000	3.0920%	September 18, 2011	(7,486)
12	100,000	3.0230%	October 23, 2011	(3,696)
13	200,000	4.4815%	October 26, 2011	(13,527)
14	200,000	4.0840%	December 3, 2011	(12,159)
15	100,000	3.8470%	January 4, 2012	(5,567)
16	100,000	3.8510%	January 4, 2012	(5,653)
17	100,000	3.8560%	January 4, 2012	(5,665)
18	200,000	3.7260%	January 8, 2012	(10,761)
19	200,000	3.5065%	January 16, 2012	(9,783)
20	250,000	5.0185%	May 30, 2012	(22,571)
21	150,000	5.0250%	May 30, 2012	(13,635)
22	200,000	4.6845%	September 11, 2012	(17,004)
23	100,000	3.3520%	October 23, 2012	(4,637)
24	125,000	4.3745%	November 23, 2012	(9,656)
25	75,000	4.3800%	November 23, 2012	(5,866)
26	150,000	5.0200%	November 30, 2012	(14,746)
27	100,000	5.0230%	May 30, 2013	(10,469)
28	300,000	5.2420%	August 6, 2013	(34,429)
29	100,000	5.0380%	August 30, 2013	(10,767)
30	50,000	3.5860%	October 23, 2013	(2,627)
31	50,000	3.5240%	October 23, 2013	(2,506)
32	100,000	5.0500%	November 30, 2013	(11,079)
33	200,000	2.0700%	December 19, 2013	1,798
34	100,000	5.2310%	July 25, 2014	(12,480)
35	100,000	5.2310%	July 25, 2014	(12,480)
36	200,000	5.1600%	July 25, 2014	(24,316)
37	75,000	5.0405%	July 25, 2014	(8,711)
38	125,000	5.0215%	July 25, 2014	(14,410)

(1)	This interest rate swap is a 90-day swap for which we pay a monthly fixed rate of 0.2895% and receive one-month LIBOR rates payable on $704 million of term loans under the Credit Facility. As with each of these swap agreements, the variable interest rate received matches the variable interest rate paid for the revolving credit and term loans under the Credit Facility. We continue to pay a margin of 225 basis points for the revolving credit and term loans under the Credit Facility.
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
The following table shows the ratio of earnings to fixed charges for the nine months ended September 30, 2009:

Nine Months
Ended
September 30, 2009
Ratio of earnings to fixed charges(1)	1.57x

(1)	There are no shares of preferred stock outstanding.
Off-balance Sheet Arrangements
     Our consolidated operating results for the nine months ended September 30, 2009 and 2008, included $214.6 million and $212.2 million, respectively, of net operating revenue and $14.4 million and $14.2 million, respectively, of income from operations generated from six hospitals operated by us under operating lease arrangements. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the respective assets and the future lease obligations under these arrangements are not recorded on our condensed consolidated balance sheet. Lease payments under these arrangements are included in rent expense when paid and totaled approximately $12.4 million for the nine months ended September 30, 2009, compared to $12.5 million for the nine months ended September 30, 2008. The current terms of these operating leases expire between June 2010 and December 2019, not including lease extension options. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.
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
Joint Ventures
     We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of September 30, 2009, we have hospitals owned by physician joint ventures in 23 of the markets we serve, with ownership interests ranging from less than 1% to 40%, including one hospital that also had a non-profit entity as a partner. In addition, three other hospitals had non-profit entities as partners. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $335.0 million and $320.2 million as of September 30, 2009 and December 31, 2008, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $78.6 million and $75.1 million as of September 30, 2009 and December 31, 2008, respectively, and the amount of net income attributable to noncontrolling interests was $15.6 million and $8.1 million for the three months ended September 30, 2009 and 2008, respectively, and $44.2 million and $24.0 million for the nine months ended September 30, 2009 and 2008, respectively.
Reimbursement, Legislative and Regulatory Changes
     Legislative and regulatory action has resulted in continuing change in the Medicare and Medicaid reimbursement programs which will continue to limit payment increases under these programs and in some cases implement payment decreases. Within the statutory framework of the Medicare and Medicaid programs, there are substantial areas subject to administrative rulings, interpretations, and discretion which may further affect payments made under those programs, and the federal and state governments might, in the future, reduce the funds available under those programs or require more stringent utilization and quality reviews of hospital facilities. Additionally, there may be a continued rise in managed care programs and future restructuring of the financing and delivery of healthcare in the United States. These events could cause our future financial results to decline. Legislative reform impacting the healthcare industry remains a priority of the current presidential administration and various proposals continue to be strongly debated in Congress. Given the current level of uncertainty of what may result from these reform proposals, it is not possible, at this time, to accurately predict what impact any final legislation may have on us.
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

Third Party Reimbursement
     Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within this automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. The process of estimating contractual allowances requires us to estimate the amount expected to be received based on government programs and payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% from our estimated reimbursement percentage, net income for the nine months ended September 30, 2009 would have changed by approximately $26.1 million, and net accounts receivable would have changed by $42.4 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month and nine-month periods ended September 30, 2009 and 2008.
Allowance for Doubtful Accounts
     Substantially all of our accounts receivable are related to providing healthcare services to our hospitals’ patients. Collection of these accounts receivable is our primary source of cash and is critical to our operating performance. Our primary collection risks relate to uninsured patients and outstanding patient balances for which the primary insurance payor has paid some but not all of the outstanding balance, with the remaining outstanding balance (generally deductibles and co-payments) owed by the patient. At the point of service, for patients required to make a co-payment, we generally collect less than 15% of the related revenue. For all procedures scheduled in advance, our policy is to verify insurance coverage prior to the date of the procedure. Insurance coverage is not verified in advance of services for unscheduled procedures and emergency room patients.
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
     Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% from our estimated collection percentage as a result of a change in expected recoveries, net income for the nine months ended September 30, 2009 would have changed by $14.3 million, and net accounts receivable would have changed by $23.3 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, and the impact of recent acquisitions and dispositions.
     Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.4 billion at September 30, 2009 and $1.5 billion December 31, 2008, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.
     All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.
     Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.
     Days revenue outstanding was 50 days at September 30, 2009 and 53 days at December 31, 2008. Our target range for days revenue outstanding is 50 to 57 days.
     Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $6.298 billion as of September 30, 2009 and approximately $5.458 billion as of December 31, 2008.
     The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor category is as follows:

	As of
	September 30,	December 31,
	2009	2008
Insured receivables	64.1%	67.0%
Self-pay receivables (a)	35.9%	33.0%

Total	100.0%	100.0%

(a)	The increase in self-pay accounts receivable as a percentage of total gross accounts receivable is primarily the result of the former Triad hospitals utilizing our internal collection agency. This began for some hospitals in 2008 and others in 2009. Prior to utilizing our internal collection agency, such accounts were written off and sent to outside collection agencies.
     For the hospital segment, the combined total of the allowance for doubtful accounts and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 81% at September 30, 2009 and 80% at December 31, 2008. If the receivables that have been written-off but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 88% at September 30, 2009 and December 31, 2008.
Goodwill and Other Intangibles
     Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill is not amortized. Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. We have selected September 30th as our annual testing date.
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
     There have been no significant changes in our estimate of the reserve for professional liability claims during the three and nine months ended September 30, 2009.
Income Taxes
     We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these deferred tax assets, subject to the valuation allowance we have established.
     The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $13.7 million as of September 30, 2009. It is our policy to recognize interest and penalties accrued related to unrecognized benefits in our condensed consolidated statements of income as income tax expense. During the nine months ended September 30, 2009, we decreased liabilities by approximately $0.1 million and recorded $0.6 million in interest and penalties related to prior state income tax returns through our income tax provision from continuing operations, which are included in our liability for uncertain tax positions at September 30, 2009. A total of approximately $2.0 million of interest and penalties is included in the amount of liability for uncertain tax positions at September 30, 2009.
     We believe it is reasonably possible that approximately $4.1 million of our current unrecognized tax benefit may be recognized within the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities.
     We, or one of our subsidiaries, file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We have extended the federal statute of limitations for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003. We are currently under examination by the IRS regarding the federal tax return of Triad for the tax periods ended December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. We believe the results of this examination will not be material to our consolidated results of operations or consolidated financial position. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2005 and federal income tax examinations with respect to Community Health Systems, Inc. federal returns for years prior to 2006.
     Prior to January 1, 2009, income attributable to noncontrolling interests was deducted from earnings before arriving at income from continuing operations. With the adoption of certain updates to the U.S. GAAP related to consolidations effective January 1, 2009, the income attributable to noncontrolling interests has been reclassified below net income and therefore is no longer deducted in arriving at income from continuing operations. However, the provision for income taxes does not change because those subsidiaries with noncontrolling interests attribute their taxable income to their respective investors. Accordingly, we will not pay tax on the income attributable to the noncontrolling interests. As a result of separately reporting income that is taxed to others, our effective tax rate on continuing operations before income taxes, as reported on the face of the financial statements is 33.0% and 34.6% for the three months ended September 30, 2009 and 2008, respectively, and 33.2% and 34.9% for the nine months ended September 30, 2009 and 2008, respectively. However, the actual effective tax rate that is attributable to our share of income from continuing operations before income taxes (income from continuing operations before income taxes, as presented on the face of the statement of income, less income from continuing operations attributable to noncontrolling interests of $15.6 million and $9.4 million for the three months ended September 30, 2009 and 2008, respectively, and $43.8 million and $25.0 million for the nine months ended September 30, 2009 and 2008, respectively) is 38.3% for the three and nine months ended September 30, 2009 and 38.6% for the three and nine months ended September 30, 2008.
FORWARD-LOOKING STATEMENTS
     Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following:
•	general economic and business conditions, both nationally and in the regions in which we operate;

•	legislative proposals for healthcare reform and universal access to healthcare coverage;

•	risks associated with our substantial indebtedness, leverage, and debt service obligations;

•	demographic changes;

•	changes in, or the failure to comply with, governmental regulations;

•	potential adverse impact of known and unknown government investigations, audits and Federal and State False Claims Act litigation;

•	our ability, where appropriate, to enter into and maintain managed care provider arrangements and the terms of these arrangements;

•	changes in, or the failure to comply with, managed care contracts could result in disputes and changes in reimbursement that could be applied retroactively;

•	changes in inpatient or outpatient Medicare and Medicaid payment levels;

•	increases in the amount and risk of collectability of patient accounts receivable;

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply costs due to market pressure from pharmaceutical companies and new product releases;

•	liabilities and other claims asserted against us, including self-insured malpractice claims;

•	competition;

•	our ability to attract and retain, without significant employment costs, qualified personnel, key management, physicians, nurses and other health care workers;

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals;

•	changes in medical or other technology;

•	changes in U.S. GAAP;

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to successfully acquire additional hospitals and complete the sale of hospitals held for sale;

•	our ability to successfully integrate any acquired hospitals or to recognize expected synergies from such acquisitions;

•	our ability to obtain adequate levels of general and professional liability insurance; and

•	timeliness of reimbursement payments received under government programs.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to interest rate changes, primarily as a result of our Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources” in Item 2. We do not anticipate any material changes in our primary market risk exposures in 2009. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so.
     A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $0.3 million and $3.4 million for the three months ended September 30, 2009 and 2008, respectively, and $1.7 million and $10.7 million for the nine months ended September 30, 2009 and 2008, respectively.
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
     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2009, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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

Community Health Systems, Inc. Legal Proceedings
     In May 1999, we were served with a complaint in U.S. ex rel. Bledsoe v. Community Health Systems, Inc., subsequently moved to the Middle District of Tennessee, Case No. 2-00-0083. This qui tam action sought treble damages and penalties under the False Claims Act against us. The Department of Justice did not intervene in this action. The allegations in the amended complaint were extremely general, but involved Medicare billing at our White County Community Hospital in Sparta, Tennessee. By order entered on September 19, 2001, the U.S. District Court granted our motion for judgment on the pleadings and dismissed the case, with prejudice. The qui tam whistleblower (also referred to as a “relator”) appealed the district court’s ruling to the U.S. Court of Appeals for the Sixth Circuit. On September 10, 2003, the Sixth Circuit Court of Appeals rendered its decision in this case, affirming in part and reversing in part the district court’s decision to dismiss the case with prejudice. The court affirmed the lower court’s dismissal of certain of plaintiff’s claims on the grounds that his allegations had been previously publicly disclosed. In addition, the appeals court agreed that, as to all other allegations, the relator had failed to include enough information to meet the special pleading requirements for fraud under the False Claims Act and the Federal Rules of Civil Procedure. However, the case was returned to the district court to allow the relator another opportunity to amend his complaint in an attempt to plead his fraud allegations with particularity. In May 2004, the relator in U.S. ex rel. Bledsoe filed an amended complaint alleging fraud involving Medicare billing at White County Community Hospital. We then filed a renewed motion to dismiss the amended complaint. On January 6, 2005, the District Court dismissed with prejudice the bulk of the relator’s allegations. The only remaining allegations involve a small number of charges from 1997 and 1998 at White County. After further motion practice between the relator and the United States Government regarding the relator’s right to participate in a previous settlement with the Company, the District Court again dismissed all claims in the case on December 13, 2005. On January 9, 2006, the relator filed a notice of appeal to the U.S. Court of Appeals for the Sixth Circuit and on September 6, 2007, the Court of Appeals issued its opinion affirming in part, reversing in part (and in doing so, reinstating a number of the allegations claimed by the relator), and remanding the case to the District Court for further proceedings. The relator filed a motion for rehearing. That motion for rehearing was denied. The relator amended his complaint to conform to the decision of the Court of Appeals and we filed an answer. A case management conference was held August 18, 2008. The parties have exchanged initial written discovery. Relator has filed a pleading stating “Relator Sean Bledsoe has a potentially fatal brain tumor that has severely affected Relator’s long-term and short-term memory...” The court ordered that all discovery be stayed until Relator and wife are deposed. On September 3, 2009, sua sponte, the court administratively closed this case, subject to reopening on the motion of either party. We will continue to vigorously defend this case.
     In August 2004, we were served a complaint in Arleana Lawrence and Robert Hollins v. Lakeview Community Hospital and Community Health Systems, Inc. (now styled Arleana Lawrence and Lisa Nichols vs. Eufaula Community Hospital, Community Health Systems, Inc., South Baldwin Regional Medical Center and Community Health Systems Professional Services Corporation) in the Circuit Court of Barbour County, Alabama (Eufaula Division). This alleged class action was brought by the plaintiffs on behalf of themselves and as the representatives of similarly situated uninsured individuals who were treated at our Lakeview Hospital or any of our other Alabama hospitals. The plaintiffs allege that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiffs seek restitution of overpayment, compensatory and other allowable damages and injunctive relief. In October 2005, the complaint was amended to eliminate one of the named plaintiffs and to add our management company subsidiary as a defendant. In November 2005, the complaint was again amended to add another plaintiff, Lisa Nichols and another defendant, our hospital in Foley, Alabama, South Baldwin Regional Medical Center. After a hearing held on June 13, 2007, on October 29, 2007 the Circuit Court ruled in favor of the plaintiffs’ class action certification request. On summary judgment, the Circuit Court dismissed the case against Community Health Systems, Inc. only. All other parties remain. We disagree with the certification ruling and pursued our automatic right of appeal to the Alabama Supreme Court. On September 11, 2009, the Alabama Supreme Court reversed and remanded the trial court’s class certification decision. We will continue to vigorously defend if the plaintiffs choose to continue with the case on an individual basis.
     On March 3, 2005, we were served with a complaint in Sheri Rix v. Heartland Regional Medical Center and Health Care Systems, Inc. in the Circuit Court of Williamson County, Illinois. This alleged class action was brought by the plaintiff on behalf of herself and as the representative of similarly situated uninsured individuals who were treated at our Heartland Regional Medical Center. The plaintiff alleges that uninsured patients who do not qualify for Medicaid, Medicare or charity care are charged unreasonably high rates for services and materials and that we use unconscionable methods to collect bills. The plaintiff seeks recovery for breach of contract and the covenant of good faith and fair dealing, violation of the Illinois Consumer Fraud and Deceptive Practices Act, restitution of overpayment, and for unjust enrichment. The plaintiff class seeks compensatory and other damages and equitable relief. The Circuit Court Judge granted our motion to dismiss the case, but allowed the plaintiff to re-plead her case. The plaintiff elected to appeal the Circuit Court’s decision in lieu of amending her case. Oral argument was heard on this case on January 9, 2008. On June 16, 2008, the Appellate Court upheld the dismissal of the consumer fraud claim but reversed dismissal of the contract claim. We filed a Petition for Leave of Appeal to the Illinois Supreme Court which was denied. The case has now been remanded and on March 10, 2009, we filed a motion for summary judgment. Our action for summary judgment was continued until October 27, 2009 by the court for the plaintiff to evaluate whether she has standing to pursue the case. We are vigorously defending this case.
     On February 10, 2006, we received a letter from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 2006 letter focused on our hospitals in three states: Arkansas, New Mexico, and South Carolina. On August 31, 2006, we received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to the Company’s three hospitals in that state. Through the beginning of 2009, we provided the Department of Justice with requested documents, met with them on numerous occasions, and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified us that it believed that we and these three New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. At one point, the Civil Division calculated that the three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million and said that if it proceeded to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc., pending in the United States District Court for the District of New Mexico. The federal government filed its complaint in intervention on June 30, 2009. The relator filed a second amended complaint on July 1, 2009. We filed motions to dismiss all of the federal government’s and the relator’s claims on August 28, 2009. The federal government and the relator responded on October 16, 2009. We will file a reply to each response. We are vigorously defending this action.
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
     On April 19, 2009, we were served in Roswell, New Mexico with an answer and counterclaim in the case of Roswell Hospital Corporation d/b/a Eastern New Mexico Medical Center vs. Patrick Sisneros and Tammie McClain (sued as Jane Doe Sisneros). The case was originally filed as a collection matter. The counterclaim was filed as a putative class action and alleged theories of breach of contract, unjust enrichment, misrepresentation, prima facie tort, Fair Trade Practices Act and violation of the New Mexico RICO statute. On May 7, 2009, the hospital filed a notice of removal to federal court. On July 27, 2009, the case was remanded to state court for lack of a federal question. A motion to dismiss and a motion to dismiss misjoined counterclaim plaintiffs were filed on October 20, 2009. We will vigorously defend this action.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. As of September 30, 2009, our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $400 million in the aggregate (but not in excess of $200 million unless we receive confirmation from Moody’s and S&P that dividends or repurchases would not result in a downgrade, qualification or withdrawal of the then corporate credit rating). The indenture governing our Notes also limits our ability to pay dividends and/or repurchase stock in an amount higher than permitted by our Credit Facility.
     In 2009, the Company restructured its 401(k) employee retirement plans, which plans offer common stock of the Company as an investment option. The Company recently discovered that it inadvertently has not fully complied with the registration requirements of the Securities Act of 1933 with respect to common stock of the Company purchased in the open market on behalf of participants in certain of these plans. Based upon the Company’s analysis to date (which is continuing), the Company believes this failure to register relates to the purchase of up to approximately 350,000 of these shares. As a result, the plan participants who purchased these shares may have rescission rights with respect to their interests in the common stock of the Company held under these plans. The Company is exploring its alternatives in order to become fully compliant on an ongoing basis. Based upon the Company’s review to date and other factors, including the current market price of the Company’s common stock, the Company believes that the likelihood of significant rescissions are remote and that any potential liability will not be material.
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
T. Mark Buford
Vice President and Chief Accounting Officer (principal accounting officer)

Date: October 30, 2009

Index to Exhibits

No.	Description
12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002