Form 10-K
period 2009-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2010-02-26
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☑
     The aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,341,348,569. Market value is determined by reference to the closing price on June 30, 2009 of the Registrant’s Common Stock as reported by the New York Stock Exchange. The Registrant does not (and did not at June 30, 2009) have any non-voting common stock outstanding. As of February 17, 2010, there were 93,110,682 shares of common stock, par value $.01 per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
     The information required for Part III of this annual report is incorporated by reference from portions of the Registrant’s definitive proxy statement for its 2010 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2009.

FORM 10-K ANNUAL REPORT
COMMUNITY HEALTH SYSTEMS, INC.
Year ended December 31, 2009

PART I

Item 1.	Business of Community Health Systems, Inc.
Overview of Our Company
     We are the largest publicly traded operator of hospitals in the United States in terms of number of facilities and net operating revenues. We were incorporated in 1996 as a Delaware corporation. We provide healthcare services through these hospitals that we own and operate in non-urban and selected urban markets throughout the United States. As of December 31, 2009, we owned or leased 122 hospitals. These hospitals are geographically diversified across 29 states, with an aggregate of 18,140 licensed beds. We generate revenues by providing a broad range of general and specialized hospital healthcare services to patients in the communities in which we are located. Services provided by our hospitals include general acute care services, emergency room services, general and specialty surgery, critical care, internal medicine, obstetrics and diagnostic services. As part of providing these services, we also own physician practices, imaging centers, and ambulatory surgery centers. Through our management and operation of these businesses, we provide: standardization and centralization of operations across key business areas; strategic assistance to expand and improve services and facilities; implementation of quality of care improvement programs; and assistance in the recruitment of additional physicians to the markets in which our hospitals are located. In a number of our markets, we have partnered with local physicians or not-for-profit providers, or both, in the ownership of our facilities. In addition to our hospitals and related businesses, we also own and operate home care agencies, including four home care agencies located in markets where we do not operate a hospital. Through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we also provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. The home care agencies and the management services businesses constitute operating segments but are not considered reportable segments since they do not meet the quantitative thresholds for a separate identifiable reportable segment. The financial information for our reportable operating segments is presented in Note 14 of the Notes to our Consolidated Financial Statements included under Item 8 of this Report.
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
     Over the past three years, we have acquired 57 hospitals, including our July 25, 2007 acquisition of Triad Hospitals, Inc., or Triad, which owned and operated 50 hospitals with 49 hospitals located in 17 states in non-urban and middle market communities and one hospital located in the Republic of Ireland. As of December 31, 2009, we still own 42 of the 50 hospitals acquired from Triad. These acquisitions have expanded our operations into six states where we previously did not own facilities.
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

     We also make available free of charge, through the investor relations section of our website, our Governance Principles, our Code of Conduct and the charters of our Audit and Compliance Committee, Compensation Committee and Governance and Nominating Committee.
     We have included the Chief Executive Officer and the Chief Financial Officer certifications regarding the public disclosure required by Section 302 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1 and 31.2 of this report.
Our Business Strategy
     With the objective of increasing shareholder value and improving care, the key elements of our business strategy are to:
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
     Physician Recruiting. The primary method of adding or expanding medical services is the recruitment of new physicians into the community. A core group of primary care physicians is necessary as an initial contact point for all local healthcare. The addition of specialists who offer services, including general surgery, OB/GYN, cardiovascular services, orthopedics and urology, completes the full range of medical and surgical services required to meet a community’s core healthcare needs. At the time we acquire a hospital and from time to time thereafter, we identify the healthcare needs of the community by analyzing demographic data and patient referral trends. As a result of this analysis, we are able to determine what we believe to be the optimum mix of primary care physicians and specialists. We employ recruiters at the corporate level to support the local hospital managers in their recruitment efforts. We have increased the number of physicians affiliated with us through our recruiting efforts, net of turnover, by approximately 772 in 2009, 686 in 2008, and 440 in 2007. The percentage of recruited or other physicians commencing practice with us that were specialists was over 50% in 2009. Although in recent years we have begun employing more physicians, most of the physicians in our communities are in private practice and are not our employees. We have been successful in recruiting physicians because of the practice opportunities afforded physicians in our markets, as well as lower managed care penetration as compared to larger urban areas.

     Emergency Room Initiatives. Approximately 55% of our hospital admissions originate in the emergency room. Therefore, we systematically take steps to increase patient flow in our emergency rooms as a means of optimizing utilization rates for our hospitals. Furthermore, the impression of our overall operations by our customers is substantially influenced by our emergency rooms since generally that is their first experience with our hospitals. The steps we take to increase patient flow in our emergency rooms include renovating and expanding our emergency room facilities, improving service and reducing waiting times, as well as publicizing our emergency room capabilities in the local community. We have expanded or renovated 12 of our emergency rooms during the past three years, including five in 2009. We have also implemented marketing campaigns that emphasize the speed, convenience, and quality of our emergency rooms to enhance each community’s awareness of our emergency room services.
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
     Expansion of Services. In an effort to better meet the healthcare needs of the communities we serve and to capture a greater portion of the healthcare spending in our markets, we have added a broad range of services to our facilities. These services range from various types of diagnostic equipment capabilities to additional and renovated emergency rooms, surgical and critical care suites and specialty services. For example, in 2009, we spent $260.4 million as a part of 34 major construction projects. The 2009 projects included new emergency rooms, cardiac cathertization labs, intensive care units, hospital additions, and surgical suites. These projects improved various diagnostic and other inpatient and outpatient service capabilities. We continue to believe that appropriate capital investments in our facilities combined with the development of our service capabilities will reduce the migration of patients to competing providers while providing an attractive return on investment. We also employ a small group of clinical consultants at our corporate headquarters to assist the hospitals in their development of surgery, emergency, critical care, cardiovascular, and hospitalist services. In addition to spending capital on expanding services at our existing hospitals, we also build replacement facilities to better meet the healthcare needs of our communities. In 2009, we spent $4.8 million on planning costs for future construction projects related to three replacement hospitals, which we are required to build pursuant to either a hospital purchase agreement or an amendment to a lease agreement. The total cost of these three replacement hospitals is estimated to be $310.0 million.
     Managed Care Strategy. Managed care has seen growth across the U.S. as health plans expand service areas and membership in an attempt to control rising medical costs. As we service primarily non-urban markets, we do not have significant relationships with managed care organizations, including Medicare Advantage. We have responded with a proactive and carefully considered strategy developed specifically for each of our facilities. Our experienced corporate managed care department reviews and approves all managed care contracts, which are organized and monitored using a central database. The primary mission of this department is to select and evaluate appropriate managed care opportunities, manage existing reimbursement arrangements and negotiate increases. Generally, we do not intend to enter into capitated or risk sharing contracts. However, some purchased hospitals have risk sharing contracts at the time of our acquisition of them. We seek to discontinue these contracts to eliminate risk retention related to payment for patient care. We do not believe that we have, at the present time, any risk sharing contracts that would have a material impact on our results of operations.
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
•	Billing and Collections. We have adopted standard policies and procedures with respect to billing and collections. We have also automated and standardized various components of the collection cycle, including statement and collection letters and the movement of accounts through the collection cycle. Upon completion of an acquisition, our management information system team converts the hospital’s existing information system to our standardized system. This enables us to quickly implement our business controls and cost containment initiatives.
•	Physician Support. We support our newly recruited physicians to enhance their transition into our communities. We have implemented physician practice management seminars and training. We host these seminars bi-monthly. All newly recruited physicians who enter into contracts with us are required to attend a three-day introductory seminar that covers issues involved in starting up a practice.
•	Procurement and Materials Management. We have standardized and centralized our operations with respect to medical supplies, equipment and pharmaceuticals used in our hospitals. We have a participation agreement with HealthTrust Purchasing Group, L.P., or HealthTrust, a group purchasing organization, or GPO. HealthTrust contracts with certain vendors who supply a substantial portion of our medical supplies, equipment and pharmaceuticals. Our agreement with HealthTrust extends to January 2011, with automatic renewal terms of one year unless either party terminates by giving notice of non-renewal.
•	Facilities Management. We have standardized interiors, lighting and furniture programs. We have also implemented a standard process to initiate, evaluate and complete construction projects. Our corporate staff monitors all construction projects, and reviews and pays all construction project invoices. Our initiatives in this area have reduced our construction costs while maintaining the same level of quality and have shortened the time it takes us to complete these projects.
•	Other Initiatives. We have also improved margins by implementing standard programs with respect to ancillary services in areas, including emergency rooms, pharmacy, laboratory, imaging, home care, skilled nursing, centralized outpatient scheduling and health information management. We have reduced costs associated with these services by improving contract terms and standardizing information systems. We work to identify and communicate best practices and monitor these improvements throughout the Company.
•	Internal Controls Over Financial Reporting. We have centralized many of our significant internal controls over financial reporting and standardized those other controls that are performed at our hospital locations. We continuously monitor compliance with and evaluate the effectiveness of our internal controls over financial reporting.

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
     Under our case and resource management program, patient care begins with a clinical assessment of the appropriate level of care, discharge planning, and medical necessity for planned services. Beginning when a patient presents to the hospital, we conduct ongoing reviews for medical necessity using appropriateness criteria. We reassess and adjust discharge plan options as the needs of the patient change. We closely monitor cases to prevent delayed service or inappropriate utilization of resources. Once the patient attains clinical improvement, we work with the attending physician to evaluate further needs for acute care treatment through discussions with the facility’s physician advisor. Finally, we refer the patient to the appropriate post-hospitalization resources.
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

     In each year since 1997, we have met or exceeded our acquisition goals. Occasionally, we have pursued acquisition opportunities outside of our specified criteria when such opportunities have had uniquely favorable characteristics. In addition to two hospitals acquired from local governmental entities in 2007, we also acquired Triad, which owned and operated 50 hospitals, of which 49 hospitals were located in 17 states across the U.S. and one hospital was located in the Republic of Ireland. Since our acquisition of Triad’s 50 hospital portfolio in July, 2007, we have focused most of our efforts on integrating those hospitals, as opposed to pursuing further acquisition opportunities. In the fourth quarter of 2008, we completed the acquisition of a two hospital system located in Spokane, Washington. In 2009, we acquired two hospitals located in Wilkes-Barre, Pennsylvania and Siloam Springs, Arkansas and purchased the remaining equity in a hospital located in El Dorado, Arkansas in which we previously had a noncontrolling interest.
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
     At the time we acquire a hospital, we may commit to an amount of capital expenditures, such as a replacement facility, renovations, or equipment over a specified period of time. As obligations under two hospital purchase agreements in effect as of December 31, 2009, we are required to build a replacement facility in Valparaiso, Indiana by April 2011 and in Siloam Springs, Arkansas by February 2013. Also, as required by an amendment to a lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location. Estimated construction costs, including equipment costs, are approximately $310.0 million for these three replacement hospitals, of which approximately $12.6 million has been incurred to date. In addition, under other purchase agreements in effect as of December 31, 2009, we have committed to spend $468.5 million, generally over a five to seven year period after acquisition, for costs such as capital improvements, equipment, selected leases and physician recruiting. Through December 31, 2009, we have incurred approximately $171.4 million related to these commitments. In October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site for a potential replacement to our existing Birmingham facility. The new site includes a partially constructed hospital structure. This project is subject to the approval of a certificate of need, or CON, expected to be granted by mid to late 2010. Upon receiving the CON, and after resolution of any legal issues, we will complete our assessment of the costs to complete construction of the unfinished facility and relocate our existing Birmingham facility to the new site.
Industry Overview
     The Centers for Medicare and Medicaid Services, or CMS, reported that in 2008 total U.S. healthcare expenditures grew by 4.4% to approximately $2.3 trillion. CMS also projected total U.S. healthcare spending to grow by 5.5% in 2009 and by an average of 6.3% annually from 2010 through 2018. By these estimates, healthcare expenditures will account for approximately $4.4 trillion, or 20.3% of the total U.S. gross domestic product, by 2018.
     Hospital services, the market in which we operate, is the largest single category of healthcare at 30% of total healthcare spending in 2008, or approximately $718.4 billion, as reported by CMS. CMS projects the hospital services category to grow by at least 5.1% per year through 2018. It expects growth in hospital healthcare spending to continue due to the aging of the U.S. population and consumer demand for expanded medical services. As hospitals remain the primary setting for healthcare delivery, CMS expects hospital services to remain the largest category of healthcare spending.
     U.S. Hospital Industry. The U.S. hospital industry is broadly defined to include acute care, rehabilitation, and psychiatric facilities that are either public (government owned and operated), not-for-profit private (religious or secular), or for-profit institutions (investor owned). According to the American Hospital Association, there are approximately 5,000 inpatient hospitals in the U.S. which are not-for-profit owned, investor owned, or state or local government owned. Of these hospitals, approximately 40% are located in non-urban communities. We believe that a majority of these hospitals are owned by not-for-profit or governmental entities. These facilities offer a broad range of healthcare services, including internal medicine, general surgery, cardiology, oncology, orthopedics, OB/GYN, and emergency services. In addition, hospitals also offer other ancillary services, including psychiatric, diagnostic, rehabilitation, home care, and outpatient surgery services.
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
     We believe that non-urban hospitals are generally able to obtain higher operating margins than urban hospitals. Factors contributing to a non-urban hospital’s margin advantage include fewer patients with complex medical problems, a lower cost structure, limited competition, and favorable Medicare payment provisions. Patients needing the most complex care are more often served by the larger and/or more specialized urban hospitals. A non-urban hospital’s lower cost structure results from its geographic location, as well as the lower number of patients treated who need the most highly advanced services. Additionally, because non-urban hospitals are generally sole providers or one of a small group of providers in their markets, there is limited competition. This generally results in more favorable pricing with commercial payors. Medicare has special payment provisions for “sole community hospitals.” Under present law, hospitals that qualify for this designation can receive higher reimbursement rates. As of December 31, 2009, 26 of our hospitals were “sole community hospitals.” In addition, we believe that non-urban communities are generally characterized by a high level of patient and physician loyalty that fosters cooperative relationships among the local hospitals, physicians, employees and patients.
     The type of third party responsible for the payment of services performed by healthcare service providers is also an important factor which affects hospital operating margins. These payors have increasingly exerted pressure on healthcare service providers to reduce the cost of care. The most active payors in this regard have been HMOs, PPOs, and other managed care organizations. The characteristics of non-urban markets make them less attractive to these managed care organizations. This is partly because the limited size of non-urban markets and their diverse, non-national employer bases minimize the ability of managed care organizations to achieve economies of scale as compared to economies of scale that can be achieved in many urban markets.
Hospital Industry Trends
     Demographic Trends. According to the U.S. Census Bureau, there are presently approximately 38.9 million Americans aged 65 or older in the U.S. who comprise approximately 12.8% of the total U.S. population. By the year

2030, the number of elderly is expected to climb to 72.1 million, or 19.3% of the total population. Due to the increasing life expectancy of Americans, the number of people aged 85 years and older is also expected to increase from 5.5 million to 8.7 million by the year 2030. This increase in life expectancy will increase demand for healthcare services and, as importantly, the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among the main beneficiaries of this increase in demand. Based on data compiled for us, the populations of the service areas where our hospitals are located grew by 24.8% from 1990 to 2008 and are expected to grow by 6.1% from 2008 to 2013. The number of people aged 65 or older in these service areas grew by 25.1% from 1990 to 2008 and is expected to grow by 11.3% from 2008 to 2013.
     Consolidation. During recent years a significant amount of private equity capital has been invested into the hospital industry. Also, in addition to our own acquisition of Triad in 2007, consolidation activity, primarily through mergers and acquisitions involving both for-profit and not-for-profit hospital systems is continuing. Reasons for this activity included:
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
     As a result of the global economic conditions over this past year, we have seen a decline in the trend of consolidation activity, including mergers and acquisitions. We anticipate that future consolidation activity will be highly dependent on the availability of capital from the financial markets, hospital valuation levels, as well as the impact from any healthcare reform.
Selected Operating Data
     The following table sets forth operating statistics for our hospitals for each of the years presented, which are included in our continuing operations. Statistics for 2009 include a full year of operations for 119 hospitals and partial periods for two hospitals acquired during the year and one hospital in which we previously had a noncontrolling interest and purchased the remaining interest during the year. Statistics for 2008 include a full year of operations for 117 hospitals and partial periods for two hospitals acquired during the year. Statistics for 2007 include a full year of operations for 70 hospitals and partial periods for 46 hospitals acquired during the year. Statistics for hospitals which have been sold are excluded from all periods presented.

	Year Ended December 31,
	2009	2008	2007
	(Dollars in thousands)
Consolidated Data
Number of hospitals (at end of period)	122	119	116
Licensed beds (at end of period)(1)	18,140	17,411	17,148
Beds in service (at end of period)(2)	15,897	15,194	14,600
Admissions(3)	692,569	668,526	461,058
Adjusted admissions(4)	1,275,888	1,207,756	846,835
Patient days(5)	2,937,194	2,835,795	1,934,120
Average length of stay (days)(6)	4.2	4.2	4.2
Occupancy rate (beds in service)(7)	51.3%	52.3%	52.1%
Net operating revenues	$12,107,613	$10,919,095	$7,095,861
Net inpatient revenues as a % of total net operating revenues	50.1%	50.2%	49.2%
Net outpatient revenues as a % of total net operating revenues	47.6%	47.5%	48.8%
Net Income attributable to Community Health Systems, Inc.	$243,150	$218,304	$30,289
Net Income attributable to Community Health Systems, Inc. as a % of total net operating revenues	2.0%	2.0%	0.4%

Liquidity Data
Adjusted EBITDA(8)	$1,671,397	$1,513,329	$810,066
Adjusted EBITDA as a % of total net operating revenues(8)	13.8%	13.9%	11.4%
Net cash flows provided by operating activities	$1,076,429	$1,056,581	$688,438
Net cash flows provided by operating activities as a % of total net operating revenues	8.9%	9.7%	9.7%
Net cash flows used in investing activities	$(867,182)	$(665,471)	$(7,498,858)
Net cash flows provided by (used in) financing activities	$(85,361)	$(304,029)	$6,903,428

See pages 10 and 11 for footnotes.

	Year Ended December 31,		(Decrease)
	2009	2008	Increase
	(Dollars in thousands)
Same-Store Data(9)
Admissions(3)	658,215	668,526	(1.5)%
Adjusted admissions(4)	1,215,606	1,207,750	0.7%
Patient days(5)	2,768,470	2,835,795
Average length of stay (days)(6)	4.2	4.2
Occupancy rate (beds in service)(7)	51.1%	52.3%
Net operating revenues	$11,556,401	$10,917,362	5.9%
Income from operations	$1,078,969	$969,737	11.3%
Income from operations as a % of net operating revenues	9.3%	8.9%
Depreciation and amortization	$545,408	$499,386
Equity in earnings of unconsolidated affiliates	$36,145	$43,777

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)	Beds in service are the number of beds that are readily available for patient use.

(3)	Admissions represent the number of patients admitted for inpatient treatment.

(4)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(5)	Patient days represent the total number of days of care provided to inpatients.

(6)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(7)	We calculated occupancy rate percentages by dividing the average daily number of inpatients by the weighted average of beds in service.

(8)	EBITDA consists of net income attributable to Community Health Systems, Inc. before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to exclude discontinued operations, gain/loss from early extinguishment of debt and net income attributable to noncontrolling interests. We have from time to time sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. We believe that it is useful to present adjusted EBITDA because it excludes the portion of EBITDA attributable to these third party interests and clarifies for investors our portion of EBITDA generated by continuing operations. We use adjusted EBITDA as a measure of liquidity. We have included this measure because we believe it provides investors with additional information about our ability to incur and service debt and make capital expenditures. Adjusted EBITDA is the basis for a key component in the determination of our compliance with some of the covenants under our senior secured credit facility, as well as to determine the interest rate and commitment fee payable under the senior secured credit facility (although adjusted EBITDA does not include all of the adjustments described in the senior secured credit facility).

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

The following table reconciles adjusted EBITDA, as defined, to our net cash provided by operating activities as derived directly from our consolidated financial statements for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended December 31,
	2009	2008	2007
Adjusted EBITDA	$1,671,397	$1,513,329	$810,066
Interest expense, net	(648,964)	(652,468)	(362,065)
Provision for income taxes	(141,325)	(125,273)	(39,860)
Deferred income taxes	34,268	159,870	(39,894)
Income (loss) from operations of hospitals sold or held for sale	1,977	9,427	(4,199)
Income tax (expense) benefit on the non-cash impairment and (gain) loss on sale of hospitals	—	(8,107)	4,457
Depreciation and amortization of discontinued operations	332	7,308	19,258
Stock compensation expense	44,501	52,105	38,771
Income tax payable increase (excess tax benefits) relating to stock-based compensation	3,472	(1,278)	(1,216)
Other non-cash (income) expenses, net	22,870	3,577	19,018
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	58,390	(49,578)	128,743
Supplies, prepaid expenses and other current assets	(34,535)	(34,397)	(31,734)
Accounts payable, accrued liabilities and income taxes	86,098	119,869	122,282
Other	(22,052)	62,197	24,811

Net cash provided by operating activities	$1,076,429	$1,056,581	$688,438

(9)	Includes former Triad hospital’s data, as if we owned them as of January 1, 2007 (acquisition date was July 25, 2007) and other acquired hospitals to the extent we operated them during comparable periods in both years. We have restated our 2008 and 2007 financial statements and statistical results to include a hospital and related businesses, which were previously reported as discontinued operations and is now included in continuing operations.
Sources of Revenue
     We receive payment for healthcare services provided by our hospitals from:
•	the federal Medicare program;

•	state Medicaid or similar programs;
•	healthcare insurance carriers, health maintenance organizations or “HMOs,” preferred provider organizations or “PPOs,” and other managed care programs; and
•	patients directly.

     The following table presents the approximate percentages of net operating revenue received from Medicare, Medicaid, managed care, self-pay and other sources for the periods indicated. The data for the years presented are not strictly comparable due to the significant effect that hospital acquisitions have had on these statistics.

Net Operating Revenues by Payor Source	2009	2008	2007
Medicare	27.1%	27.5%	29.0%
Medicaid	9.8%	9.1%	10.3%
Managed Care and other third party payors	51.9%	52.7%	50.7%
Self-pay	11.2%	10.7%	10.0%

Total	100.0%	100.0%	100.0%

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
     As of December 31, 2009, Indiana and Texas represented our only areas of geographic concentration. Net operating revenues as a percentage of consolidated net operating revenues generated in Indiana were 10.9% in 2009, 10.9% in 2008 and 7.8% in 2007. Net operating revenues as a percentage of consolidated net operating revenues generated in Texas were 13.2% in 2009, 13.3% in 2008 and 12.5% in 2007. As a result of our growth and expansion of services in other states, Pennsylvania no longer represents an area of geographic concentration, as it did at December 31, 2007.
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
     Healthcare Reform. In recent years, Congress and some state legislatures have introduced an increasing number of proposals to make major changes in the healthcare system, including an increased emphasis on the linkage between quality of care criteria and payment levels such as the submission of patient quality data to the Secretary of Health and Human Services. In addition, CMS conducts ongoing reviews of certain state reimbursement programs.
     The “American Recovery and Reinvestment Act of 2009” has been signed into law providing for a temporary increase in the federal matching assistance percentage (FMAP), a temporary increase in federal Medicaid Disproportionate Share Hospital, or DSH, allotments, subsidization of health insurance premiums (COBRA) for up to nine months, and grants and loans for infrastructure and incentive payments for providers who adopt and use health information technology. The 2010 Department of Defense Appropriations Bill signed into law expands the subsidization of health insurance premiums (COBRA) to 15 months and extends the eligibility period for individuals losing their jobs through February 28, 2010. Additionally, the Obama administration has stated as a top priority its desire to reform the U.S. healthcare system with the goal of reducing the costs of healthcare and reducing the current number of uninsured and underinsured Americans. Several proposals have been considered, including cost controls on hospitals and insurance industry reforms. Currently, separate bills have been passed in both the U.S. House of Representatives and the U.S. Senate and debate in Congress is continuing in an attempt to draft a final piece of legislation. The costs of implementing the “American Recovery and Reinvestment Act of 2009” and these other proposals being considered could be financed, in part, by reductions in payments to healthcare providers under Medicare, Medicaid, and other government programs. In addition, federal funding for existing programs may not be approved in the future.
     The current administration and Congress have now debated healthcare reform for over one year and, at this time, we cannot predict the outcome of this debate. A reduction in uninsured patients may reduce our expense from uncollectible accounts receivable; however, legislative proposals to achieve this reduction in uninsured patients may result in lower reimbursement from other payor sources and/or a migration of patients from private payor sources to lower paying government payor sources. Furthermore, we cannot predict the course of any other future legislation, changes the current administration may seek to implement regarding healthcare or interpretations by the current administration of existing governmental healthcare programs and the related effect that any legislative or interpretive change may have on us.
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
     The OIG has identified the following incentive arrangements as potential violations of the anti-kickback statute:
•	payment of any incentive by the hospital when a physician refers a patient to the hospital;
•	use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital;
•	provision of free or significantly discounted billing, nursing, or other staff services;
•	free training for a physician’s office staff, including management and laboratory techniques (but excluding compliance training);
•	guarantees which provide that if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder;
•	low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital;
•	payment of the costs of a physician’s travel and expenses for conferences;
•	payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered; or
•	purchasing goods or services from physicians at prices in excess of their fair market value.

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
     The Social Security Act also includes a provision commonly known as the “Stark law.” This law prohibits physicians from referring Medicare patients to healthcare entities in which they or any of their immediate family members have ownership interests or other financial arrangements. These types of referrals are commonly known as “self referrals.” Sanctions for violating the Stark law include denial of payment, civil money penalties, assessments equal to twice the dollar value of each service, and exclusion from government payor programs. There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital. Another exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, and recruitment agreements. From time to time, the federal government has issued regulations which interpret the provisions included in the Stark law. We strive to comply with the Stark law and regulations; however, the government may interpret the law and regulations differently. If we are found to have violated the Stark law or regulations, we could be subject to significant sanctions, including damages, penalties, and exclusion from federal healthcare programs.
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
     Certificates of Need. The construction of new facilities, the acquisition of existing facilities and the addition of new services at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These CON laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. As of December 31, 2009, we operated 54 hospitals in 16 states that have adopted CON laws for acute care facilities. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of a hospital’s licenses.
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
     Payments for inpatient acute services are generally made pursuant to a prospective payment system, commonly known as “PPS.” Under PPS, our hospitals are paid a predetermined amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group, commonly known as a “DRG,” based upon the patient’s condition and treatment during the relevant inpatient stay. For the federal fiscal year 2008 (i.e., the federal fiscal year beginning October 1, 2007), each DRG was assigned a payment rate using 67% of the national average cost per case and 33% of the national average charge per case and 50% of the change to severity adjusted DRG weights. Severity adjusted DRG’s more accurately reflect the costs a hospital incurs for caring for a patient and accounts more fully for the severity of each patient’s condition. Commencing with the federal fiscal year 2009 (i.e., the federal fiscal year beginning October 1, 2008), each DRG is assigned a payment rate using 100% of the national average cost per case and 100% of the severity adjusted DRG weights. DRG payments are based on national averages and not on charges or costs specific to a hospital. However, DRG payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. While a hospital generally does not receive payment in addition to a DRG payment, hospitals may qualify for an “outlier” payment when the relevant patient’s treatment costs are extraordinarily high and exceed a specified regulatory threshold.
     The DRG rates are adjusted by an update factor on October 1 of each year, the beginning of the federal fiscal year. The index used to adjust the DRG rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. DRG payment rates were increased by the full “market basket index,” for the federal fiscal years 2007, 2008, 2009 and 2010 or 3.4%, 3.3%, 3.6% and 2.1%, respectively. The Deficit Reduction Act of 2005 imposes a two percentage point reduction to the market basket index beginning October 1, 2007, and each year thereafter, if patient quality data is not submitted. We are complying with this data submission requirement. Future legislation may decrease the rate of increase for DRG payments, but we are not able to predict the amount of any reduction or the effect that any reduction will have on us.
     In addition, hospitals may qualify for Medicare disproportionate share payments when their percentage of low income patients exceeds specified regulatory thresholds. A majority of our hospitals qualify to receive Medicare disproportionate share payments. For the majority of our hospitals that qualify to receive Medicare disproportionate share payments, these payments were increased by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 effective April 1, 2004. These Medicare disproportionate share payments as a percentage of net operating revenues were 1.6%, 1.8% and 1.8% for the years ended December 31, 2009, 2008 and 2007, respectively.
     Beginning August 1, 2000, we began receiving Medicare reimbursement for outpatient services through a PPS. Under the Balanced Budget Refinement Act of 1999, non-urban hospitals with 100 beds or less were held harmless through December 31, 2004 under this Medicare outpatient PPS. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 extended the hold harmless provision for non-urban hospitals with 100 beds or less and for non-urban sole community hospitals with more than 100 beds through December 31, 2005. The Deficit Reduction Act of 2005 extended the hold harmless provision for non-urban hospitals with 100 beds or less that are not sole community hospitals through December 31, 2008; however, that Act reduced the amount these hospitals would receive in hold harmless payment by 10% in 2007 and 15% in 2008. Of our 119 hospitals in continuing operations at December 31, 2008, 31 qualified for this relief. The Medicare Improvements for Patients and Providers Act extends the hold harmless provision for non-urban hospitals with 100 beds or less, including non-urban sole community hospitals, through December 31, 2009, at 85% of the hold harmless amount. Of our 122 hospitals at December 31, 2009, 44 qualified for this relief. The outpatient conversion factor was increased 3.4% effective January 1, 2007; however, coupled with adjustments to other variables with the outpatient PPS, an approximate 2.5% to 2.9% net increase in outpatient payments occurred. The outpatient conversion factor was increased 3.3% effective January 1, 2008; however, coupled with adjustments to other variables with the outpatient PPS, an approximate 3.0% to 3.4% net increase in outpatient payments occurred. The outpatient conversion factor was increased 3.6% effective January 1, 2009; however, coupled with adjustments to other variables with outpatient PPS, an approximate 3.5% to 3.9% net increase in outpatient payments is expected to occur. The outpatient conversion factor was increased 2.1% effective January 1, 2010; however, coupled with adjustments to other variables with outpatient PPS, an approximate 1.8% to 2.2% net increase in outpatient payments is expected to occur. The Medicare Improvements and Extension Act of the Tax Relief and Health Care Act of 2006 imposes a two percentage point reduction to the market basket index beginning January 1, 2009, and each year thereafter, if patient quality data is not submitted. We are complying with this data submission requirement.
     Skilled nursing facilities and swing bed facilities were historically paid by Medicare on the basis of actual costs, subject to limitations. The Balanced Budget Act of 1997 established a PPS for Medicare skilled nursing facilities and mandated that swing bed facilities must be incorporated into the skilled nursing facility PPS. Skilled nursing facility PPS rates were increased by the full SNF market basket index of 3.1%, 3.3% and 3.4% for the federal fiscal years 2007, 2008 and 2009, respectively. For the federal fiscal year 2010 (i.e., the federal fiscal year beginning October 1, 2009), the skilled nursing PPS rates were increased by 2.2%; however, coupled with adjustments to other variables, within the skilled nursing PPS, an approximate 1.1% net decrease in skilled nursing payments is expected to occur.
     The Department of Health and Human Services established a PPS for home health services (i.e. home care) effective October 1, 2000. The home health agency PPS per episodic payment rate increased by 3.3% on January 1, 2007. The home health agency PPS per episodic payment rate increased by 3% on January 1, 2008; however, coupled with adjustments to other variables with home health agency PPS, an approximate 1.5% to 1.9% net increase in home health agency payments occurred. The home health agency PPS per episodic payment rate increased by 2.9% on January 1, 2009; however, coupled with adjustments to other variables with home health agency PPS, an approximate 0.2% net increase in home health agency payments is expected to occur. The home health agency PPS per episodic payment rate increased by 2.0% on January 1, 2010; however, coupled with adjustments to other variables with home health agency PPS, an approximate 2.3% net increase in home health agency payments is expected to occur. The Deficit Reduction Act of 2005 imposes a two percentage point reduction to the market basket index beginning January 1, 2007, and each year thereafter, if patient quality data is not submitted. We are complying with this data submission requirement.
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

Supply Contracts
     In March 2005, we began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust, a GPO in which we are a noncontrolling partner. Triad was also a noncontrolling partner in HealthTrust and we acquired their ownership interest and contractual rights in the acquisition. As of December 31, 2009, we have an 18% ownership interest in HealthTrust. By participating in this organization we are able to procure items at competitively priced rates for our hospitals. There can be no assurance that our arrangement with HealthTrust will continue to provide the discounts we expect to achieve.
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
Employees
     At December 31, 2009, we employed approximately 58,555 full-time employees and 20,659 part-time employees. In addition, we employed approximately 3,465 union members. We currently believe that our labor relations are good.
Professional Liability Claims
     As part of our business of owning and operating hospitals, we are subject to legal actions alleging liability on our part. To cover claims arising out of the operations of hospitals, we maintain professional malpractice liability insurance and general liability insurance on a claims made basis in excess of those amounts for which we are self-insured, in amounts we believe to be sufficient for our operations. We also maintain umbrella liability coverage for claims which, due to their nature or amount, are not covered by our other insurance policies. However, our insurance coverage does not cover all claims against us or may not continue to be available at a reasonable cost for us to maintain adequate levels of insurance. For a further discussion of our insurance coverage, see our discussion of professional liability claims in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report.
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
     We are insured for damages of personal property or environmental injury arising out of environmental impairment for both above ground and underground storage tank issues under one insurance policy for all of our hospitals. Our policy coverage is $5 million per occurrence with a $50,000 deductible and a $20 million annual aggregate. This policy also provides pollution legal liability coverage.

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
     We are significantly leveraged. The chart below shows our level of indebtedness and other information as of December 31, 2009. In connection with the consummation of our acquisition of Triad in July 2007, approximately $7.2 billion of senior secured financing under a new credit facility, or “Credit Facility,” was obtained by our wholly-owned subsidiary, CHS/Community Health Systems, Inc., or CHS. CHS also issued 8.875% senior notes, or the “Notes,” having an aggregate principal amount of approximately $3.0 billion. Both the indebtedness under the Credit Facility and the Notes are senior obligations of CHS and are guaranteed on a senior basis by us and by certain of our domestic subsidiaries. We used the net proceeds from the Notes offering and the net proceeds of the approximately $6.1 billion term loans under the Credit Facility to pay the consideration under the merger agreement with Triad, to refinance certain of our existing indebtedness and the indebtedness of Triad, to complete certain related transactions, to pay certain costs and expenses of the transactions and for general corporate uses. As of December 31, 2009, a $750 million revolving credit facility was available to us for working capital and general corporate purposes under the Credit Facility, with $90.0 million of the revolving credit facility being set aside for outstanding letters of credit. With the exception of some small principal payments of our term loans under our Credit Facility, representing less than 1% of the outstanding balance each year through 2013, the term loans under our Credit Facility mature in 2014 and our Notes are not due until 2015.

As of
December 31, 2009
($ in millions)
Senior secured credit facility
Term loans	$6,043.8
Notes	2,784.3
Other	83.0

Total debt	$8,911.1

Community Health Systems, Inc. stockholders’ equity	$1,950.6

     The following table shows the ratio of earnings to fixed charges for the periods indicated:

	Year Ended December 31,
	2005	2006	2007	2008	2009
Ratio of earnings to fixed charges(1)	3.79 x	3.37 x	1.22 x	1.47 x	1.59 x

(1)	There are no shares of preferred stock outstanding.
     As of December 31, 2009, our approximately $5.4 billion notional amount of interest rate swap agreements represented approximately 89% of our variable rate debt. On a prospective basis, a 1% change in interest rates on the remaining unhedged variable rate debt existing as of December 31, 2009, would result in interest expense fluctuating approximately $6.9 million per year.

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
     The counterparty to the interest rate swap agreements exposes us to credit risk in the event of non-performance. However, at December 31, 2009, we do not anticipate non-performance by the counterparty due to the net settlement feature of the agreements and our liability position with respect to the majority of our counterparties.
     A breach of any of these covenants could result in a default under our Credit Facility and/or the Notes. Upon the occurrence of an event of default under our Credit Facility or the Notes, all amounts outstanding under our Credit Facility and the Notes may become due and payable and all commitments under the Credit Facility to extend further credit may be terminated.
     Our leverage could have important consequences for you, including the following:
•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes;
•	a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures, and future business opportunities;
•	the debt service requirements of our indebtedness could make it more difficult for us to satisfy our financial obligations;
•	some of our borrowings, including borrowings under our Credit Facility, are at variable rates of interest, exposing us to the risk of increased interest rates;
•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt; and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.
  Despite current indebtedness levels, we may still be able to incur substantially more debt. This could further exacerbate the risks described above.
     We may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the Notes do not fully prohibit us from doing so. For example, under the indenture for the Notes, we may incur up to approximately $7.8 billion pursuant to a credit facility or a qualified receivables transaction, less certain amounts repaid with the proceeds of asset dispositions. Our Credit Facility provides for commitments of up to approximately $7.1 billion in the aggregate. Our Credit Facility also gives us the ability to provide for one or more additional tranches of term loans in aggregate principal amount of up to $600 million without the consent of the existing lenders if specified criteria are satisfied. If new debt is added to our current debt levels, the related risks that we now face could intensify.
  If competition decreases our ability to acquire additional hospitals on favorable terms, we may be unable to execute our acquisition strategy.
     An important part of our business strategy is to acquire two to four hospitals each year. However, not-for-profit hospital systems and other for-profit hospital companies generally attempt to acquire the same type of hospitals as we do. Some of these other purchasers have greater financial resources than we do. Our principal competitors for acquisitions have included Health Management Associates, Inc. and LifePoint Hospitals, Inc. On some occasions, we also compete with HCA Inc., or HCA, and Universal Health Services, Inc. In addition, some hospitals are sold through an auction process, which may result in higher purchase prices than we believe are reasonable. Therefore, we may not be able to acquire additional hospitals on terms favorable to us.
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
     Some states require prior approval for the construction or acquisition of healthcare facilities and for the expansion of healthcare facilities and services. In giving approval, these states consider the need for additional or expanded healthcare facilities or services. In some states in which we operate, we are required to obtain CONs, for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and some other matters. Other states may adopt similar legislation. We may not be able to obtain the required CONs or other prior approvals for additional or expanded facilities in the future. In addition, at the time we acquire a hospital, we may agree to replace or expand the facility we are acquiring. If we are not able to obtain required prior approvals, we would not be able to acquire additional hospitals and expand the breadth of services we offer.

  State efforts to regulate the sale of hospitals operated by not-for-profit entities could prevent us from acquiring additional hospitals and executing our business strategy.
     Many states, including some where we have hospitals and others where we may in the future acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect the use of charitable assets. These legislative and administrative efforts focus primarily on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the non-profit seller. While these review and, in some instances, approval processes can add additional time to the closing of a hospital acquisition, we have not had any significant difficulties or delays in completing acquisitions. However, future actions on the state level could seriously delay or even prevent our ability to acquire hospitals.
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
     We have a five-year participation agreement with a GPO. This agreement extends to January 2011, with automatic renewal terms of one year, unless either party terminates by giving notice of non-renewal. GPOs attempt to obtain favorable pricing on medical supplies with manufacturers and vendors who sometimes negotiate exclusive supply arrangements in exchange for the discounts they give. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could incur higher costs for our medical supplies obtained through HealthTrust. These higher costs could cause our operating results to decline.
     There can be no assurance that our arrangement with HealthTrust will provide the discounts we expect to achieve.
  If the fair value of our reporting units declines, a material non-cash charge to earnings from impairment of our goodwill could result.
     At December 31, 2009, we had approximately $4.2 billion of goodwill recorded on our books. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.

Risks related to our industry
  We are subject to uncertainties regarding healthcare reform.
     In recent years, Congress and some state legislatures have introduced an increasing number of proposals to make major changes in the healthcare system, including an increased emphasis on the linkage between quality of care criteria and payment levels such as the submission of patient quality data to the Secretary of Health and Human Services. In addition, CMS conducts ongoing reviews of certain state reimbursement programs.
     The “American Recovery and Reinvestment Act of 2009” has been signed into law providing for a temporary increase in the federal matching assistance percentage (FMAP), a temporary increase in federal Medicaid DSH allotments, subsidization of health insurance premiums (COBRA) for up to nine months, and grants and loans for infrastructure and incentive payments for providers who adopt and use health information technology. The 2010 Department of Defense Appropriations Bill signed into law expands the subsidization of health insurance premiums (COBRA) to 15 months and extends the eligibility period for individuals losing their jobs through February 28, 2010. Additionally, the Obama administration has stated as a top priority its desire to reform the U.S. healthcare system with the goal of reducing the costs of healthcare and reducing the current number of uninsured and underinsured Americans. Several proposals have been considered, including cost controls on hospitals and insurance industry reforms. Currently, separate bills have been passed in both the U.S. House of Representatives and the U.S. Senate and debate in Congress is continuing in an attempt to draft a final piece of legislation. The costs of implementing the “American Recovery and Reinvestment Act of 2009” and these other proposals being considered could be financed, in part, by reductions in payments to healthcare providers under Medicare, Medicaid, and other government programs. In addition, federal funding for existing programs may not be approved in the future.
     The current administration and Congress have now debated healthcare reform for over one year and, at this time, we cannot predict the outcome of this debate. A reduction in uninsured patients may reduce our expense from uncollectible accounts receivable; however, legislative proposals to achieve this reduction in uninsured patients may result in lower reimbursement from other payor sources and/or a migration of patients from private payor sources to lower paying government payor sources. Furthermore, we cannot predict the course of any other future legislation, changes the current administration may seek to implement regarding healthcare or interpretations by the current administration of existing governmental healthcare programs and the related effect that any legislative or interpretive change may have on us.
  If federal or state healthcare programs or managed care companies reduce the payments we receive as reimbursement for services we provide, our net operating revenues may decline.
     In 2009, 36.9% of our net operating revenues came from the Medicare and Medicaid programs. Federal healthcare expenditures continue to increase and state governments continue to face budget shortfalls as a result of the current economic downturn and accelerating Medicaid enrollment. As a result, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs. Some of these changes have decreased, or could decrease, the amount of money we receive for our services relating to these programs.
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
     In addition, there are heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry, including the hospital segment. The ongoing investigations of certain healthcare providers relate to various referral, inpatient status cost reporting and billing practices, laboratory and home care services, and physician ownership and joint ventures involving hospitals. For example, the Department of Justice has alleged that we and three of our New Mexico hospitals have caused the state of New Mexico to submit improper claims for federal funds in violation of the Civil False Claims Act. For a further discussion of this matter, see “Legal Proceedings” in Item 3 of this Report.
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
     In recent years, physicians, hospitals, and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability, or related legal theories. Even in states that have imposed caps on damages, litigants are seeking recoveries under new theories of liability that might not be subject to the caps on damages. Many of these actions involve large claims and significant defense costs. To protect us from the cost of these claims, we maintain professional malpractice liability insurance and general liability insurance coverage in excess of those amounts for which we are self-insured. This insurance coverage is in amounts that we believe to be sufficient for our operations. However, our insurance coverage does not cover all claims against us or may not continue to be available at a reasonable cost for us to maintain adequate levels of insurance. Our expense related to malpractice and other professional liability claims, including the cost of excess insurance, decreased in 2007 by 0.1%, decreased in 2008 by 0.2% and increased in 2009 by 0.2% as a percentage of net operating revenues. If these costs rise rapidly, our profitability could decline. For a further discussion of our insurance coverage, see our discussion of professional liability claims in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report.
  If we experience growth in self-pay volume and revenues, our financial condition or results of operations could be adversely affected.
     Like others in the hospital industry, we have experienced an increase in our provision for bad debts as a percentage of net operating revenues due to a growth in self-pay volume and revenues. Although we continue to seek ways of improving point of service collection efforts and implementing appropriate payment plans with our patients, if we experience growth in self-pay volume and revenues, our results of operations could be adversely affected. Further, our ability to improve collections for self-pay patients may be limited by statutory, regulatory and investigatory initiatives, including private lawsuits directed at hospital charges and collection practices for uninsured and underinsured patients.
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
     Some of the matters discussed in this Report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:
•	general economic and business conditions, both nationally and in the regions in which we operate;
•	legislative proposals for healthcare reform and universal access to healthcare coverage;
•	risks associated with our substantial indebtedness, leverage and debt service obligations;
•	demographic changes;
•	changes in, or the failure to comply with, governmental regulations;
•	potential adverse impact of known and unknown government investigations, audits and Federal and State False Claims Act litigation;
•	our ability, where appropriate, to enter into and maintain managed care provider arrangements and the terms of these arrangements;
•	changes in, or the failure to comply with, managed care provider contracts could result in disputes and changes in reimbursement that could be applied retroactively;
•	changes in inpatient or outpatient Medicare and Medicaid payment levels;
•	increases in the amount and risk of collectability of patient accounts receivable;
•	increases in wages as a result of inflation or competition for highly technical positions and rising supply costs due to market pressure from pharmaceutical companies and new product releases;
•	liabilities and other claims asserted against us, including self-insured malpractice claims;
•	competition;
•	our ability to attract and retain, without significant employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers;
•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals;
•	changes in medical or other technology;
•	changes in U.S. GAAP;
•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to successfully acquire additional hospitals and complete the sale of hospitals held for sale;

•	our ability to successfully integrate any acquired hospitals or to recognize expected synergies from such acquisitions;

•	our ability to obtain adequate levels of general and professional liability insurance; and

•	timeliness of reimbursement payments received under government programs.
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
Hospitals
     Our hospitals are general care hospitals offering a wide range of inpatient and outpatient medical services. These services generally include internal medicine, surgery, cardiology, oncology, orthopedics, OB/GYN, diagnostic and emergency room, laboratory, radiology, respiratory therapy, physical therapy, and rehabilitation services. In addition, some of our hospitals provide skilled nursing and home care services based on individual community needs.
     For each of our hospitals owned or leased as of December 31, 2009, the following table shows its location, the date of its acquisition or lease inception and the number of licensed beds:

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type
Alabama
LV Stabler Memorial Hospital	Greenville	72	October, 1994	Owned
South Baldwin Regional Medical Center	Foley	112	June, 2000	Leased
Cherokee Medical Center	Centre	60	April, 2006	Owned
Dekalb Regional Medical Center	Fort Payne	134	April, 2006	Owned
Trinity Medical Center	Birmingham	560	July, 2007	Owned
Flowers Hospital	Dothan	235	July, 2007	Owned
Medical Center Enterprise	Enterprise	131	July, 2007	Owned
Gadsden Regional Medical Center	Gadsden	346	July, 2007	Owned
Crestwood Medical Center	Huntsville	150	July, 2007	Owned

Alaska
Mat-Su Regional Medical Center	Palmer	74	July, 2007	Owned

Arizona
Payson Regional Medical Center	Payson	44	August, 1997	Leased
Western Arizona Regional Medical Center	Bullhead City	139	July, 2000	Owned
Northwest Medical Center	Tucson	300	July, 2007	Owned

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type
Northwest Medical Center Oro Valley	Oro Valley	144	July, 2007	Owned

Arkansas
Harris Hospital	Newport	133	October, 1994	Owned
Helena Regional Medical Center	Helena	155	March, 2002	Leased
Forrest City Medical Center	Forrest City	118	March, 2006	Leased
Northwest Medical Center — Bentonville	Bentonville	128	July, 2007	Owned
Northwest Medical Center — Springdale	Springdale	222	July, 2007	Owned
Willow Creek Women’s Hospital (2)	Johnson	64	July, 2007	Owned
Siloam Springs Memorial Hospital	Siloam Springs	73	February, 2009	Owned
Medical Center of South Arkansas	El Dorado	166	April, 2009	Leased

California
Barstow Community Hospital	Barstow	56	January, 1993	Leased
Fallbrook Hospital	Fallbrook	47	November, 1998	Operated (3)
Watsonville Community Hospital	Watsonville	106	September, 1998	Owned

Florida
Lake Wales Medical Center	Lake Wales	160	December, 2002	Owned
North Okaloosa Medical Center	Crestview	110	March, 1996	Owned

Georgia
Fannin Regional Hospital	Blue Ridge	50	January, 1986	Owned
Trinity Hospital of Augusta	Augusta	231	July, 2007	Owned

Illinois
Crossroads Community Hospital	Mt. Vernon	57	October, 1994	Owned
Gateway Regional Medical Center	Granite City	382	January, 2002	Owned
Heartland Regional Medical Center	Marion	92	October, 1996	Owned
Red Bud Regional Hospital	Red Bud	31	September, 2001	Owned
Galesburg Cottage Hospital	Galesburg	173	July, 2004	Owned
Vista Medical Center East/West	Waukegan	407	July, 2006	Owned
Union County Hospital	Anna	25	November, 2006	Leased

Indiana
Porter Hospital	Valparaiso	301	May, 2007	Owned
Bluffton Regional Medical Center	Bluffton	79	July, 2007	Owned
Dupont Hospital	Fort Wayne	131	July, 2007	Owned
Lutheran Hospital	Fort Wayne	432	July, 2007	Owned
St. Joseph’s Hospital	Fort Wayne	191	July, 2007	Owned
Dukes Memorial Hospital	Peru	25	July, 2007	Owned
Kosciusko Community Hospital	Warsaw	72	July, 2007	Owned
Lutheran Musculoskeletal Center(4)	Fort Wayne	39	July, 2007	Owned

Kentucky
Parkway Regional Hospital	Fulton	70	May, 1992	Owned
Three Rivers Medical Center	Louisa	90	May, 1993	Owned
Kentucky River Medical Center	Jackson	55	August, 1995	Leased

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type
Louisiana
Byrd Regional Hospital	Leesville	60	October, 1994	Owned
Northern Louisiana Medical Center	Ruston	159	April, 2007	Owned
Women & Children’s Hospital	Lake Charles	88	July, 2007	Owned

Mississippi
Wesley Medical Center	Hattiesburg	211	July, 2007	Owned
River Region Health System	Vicksburg	341	July, 2007	Owned

Missouri
Moberly Regional Medical Center	Moberly	103	November, 1993	Owned
Northeast Regional Medical Center	Kirksville	115	December, 2000	Leased

Nevada
Mesa View Regional Hospital	Mesquite	25	July, 2007	Owned

New Jersey
Memorial Hospital of Salem County	Salem	140	September, 2002	Owned

New Mexico
Mimbres Memorial Hospital	Deming	49	March, 1996	Owned
Eastern New Mexico Medical Center	Roswell	162	April, 1998	Owned
Alta Vista Regional Hospital	Las Vegas	54	April, 2000	Owned
Carlsbad Medical Center	Carlsbad	112	July, 2007	Owned
Lea Regional Medical Center	Hobbs	201	July, 2007	Owned
Mountain View Regional Medical Center	Las Cruces	168	July, 2007	Owned

North Carolina
Martin General Hospital	Williamston	49	November, 1998	Leased

Ohio
Affinity Medical Center	Massillon	166	July, 2007	Owned

Oklahoma
Ponca City Medical Center	Ponca City	140	May, 2006	Owned
Claremore Regional Hospital	Claremore	81	July, 2007	Owned
Deaconess Hospital	Oklahoma City	313	July, 2007	Owned
SouthCrest Hospital	Tulsa	180	July, 2007	Owned
Woodward Regional Hospital	Woodward	87	July, 2007	Leased

Oregon
McKenzie-Willamette Medical Center	Springfield	114	July, 2007	Owned

Pennsylvania
Berwick Hospital	Berwick	101	March, 1999	Owned
Brandywine Hospital	Coatesville	179	June, 2001	Owned
Jennersville Regional Hospital	West Grove	59	October, 2001	Owned
Easton Hospital	Easton	254	October, 2001	Owned
Lock Haven Hospital	Lock Haven	49	August, 2002	Owned
Pottstown Memorial Medical Center	Pottstown	215	July, 2003	Owned
Phoenixville Hospital	Phoenixville	138	August, 2004	Owned
Chestnut Hill Hospital	Philadelphia	164	February, 2005	Owned

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type
Sunbury Community Hospital	Sunbury	92	October, 2005	Owned
Wilkes-Barre General Hospital	Wilkes-Barre	553	April, 2009	Owned

South Carolina
Marlboro Park Hospital	Bennettsville	102	August, 1996	Leased
Chesterfield General Hospital	Cheraw	59	August, 1996	Leased
Springs Memorial Hospital	Lancaster	231	November, 1994	Owned
Carolinas Hospital System — Florence	Florence	420	July, 2007	Owned
Mary Black Memorial Hospital	Spartanburg	209	July, 2007	Owned

Tennessee
Lakeway Regional Hospital	Morristown	135	May, 1993	Owned
Regional Hospital of Jackson	Jackson	154	January, 2003	Owned
Dyersburg Regional Medical Center	Dyersburg	225	January, 2003	Owned
Haywood Park Community Hospital	Brownsville	62	January, 2003	Owned
Henderson County Community Hospital	Lexington	45	January, 2003	Owned
McKenzie Regional Hospital	McKenzie	45	January, 2003	Owned
McNairy Regional Hospital	Selmer	45	January, 2003	Owned
Volunteer Community Hospital	Martin	100	January, 2003	Owned
Heritage Medical Center	Shelbyville	60	July, 2005	Owned
Sky Ridge Medical Center	Cleveland	351	October, 2005	Owned
Gateway Medical Center	Clarksville	270	July, 2007	Owned

Texas
Big Bend Regional Medical Center	Alpine	25	October, 1999	Owned
Cleveland Regional Medical Center	Cleveland	107	August, 1996	Leased
Scenic Mountain Medical Center	Big Spring	150	October, 1994	Owned
Hill Regional Hospital	Hillsboro	92	October, 1994	Owned
Lake Granbury Medical Center	Granbury	83	January, 1997	Leased
South Texas Regional Medical Center	Jourdanton	67	November, 2001	Owned
Laredo Medical Center	Laredo	326	October, 2003	Owned
Weatherford Regional Medical Center	Weatherford	99	November, 2006	Leased
Abilene Regional Medical Center	Abilene	231	July, 2007	Owned
Brownwood Regional Medical Center	Brownwood	194	July, 2007	Owned
College Station Medical Center	College Station	141	July, 2007	Owned
Navarro Regional Hospital	Corsicana	162	July, 2007	Owned
Longview Regional Medical Center	Longview	131	July, 2007	Owned
Woodland Heights Medical Center	Lufkin	149	July, 2007	Owned
San Angelo Community Medical Center	San Angelo	171	July, 2007	Owned
DeTar Healthcare System	Victoria	308	July, 2007	Owned
Cedar Park Regional Medical Center	Cedar Park	77	December, 2007	Owned

Utah
Mountain West Medical Center	Tooele	35	October, 2000	Owned

Virginia
Southern Virginia Regional Medical Center	Emporia	80	March, 1999	Owned

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type
Southampton Memorial Hospital	Franklin	105	March, 2000	Owned
Southside Regional Medical Center	Petersburg	300	August, 2003	Owned

Washington
Deaconess Medical Center	Spokane	388	October, 2008	Owned
Valley Hospital and Medical Center	Spokane Valley	123	October, 2008	Owned

West Virginia
Plateau Medical Center	Oak Hill	25	July, 2002	Owned
Greenbrier Valley Medical Center	Ronceverte	122	July, 2007	Owned

Wyoming
Evanston Regional Hospital	Evanston	42	November, 1999	Owned

Total Licensed Beds at December 31, 2009		18,140

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)	In 2008, we segregated this entity from Northwest Medical Center — Bentonville for reporting purposes.

(3)	We operate this hospital under a lease-leaseback and operating agreement. We recognize all operating statistics, revenues and expenses associated with this hospital in our consolidated financial statements.

(4)	In 2008, we segregated this entity from Lutheran Hospital for reporting purposes.
     The real property of substantially all of our wholly-owned hospitals is encumbered by mortgages under the Credit Facility.
     The following table lists the hospitals owned by joint venture entities in which we do not have a consolidating ownership interest, along with our percentage ownership interest in the joint venture entity as of December 31, 2009. Information on licensed beds was provided by the majority owner and manager of each joint venture. A subsidiary of HCA is the majority owner of Macon Healthcare LLC and a subsidiary of Universal Health Systems Inc. is the majority owner of Summerlin Hospital Medical Center LLC and Valley Health System LLC.

Joint Venture	Facility Name	City	State	Licensed Beds
Macon Healthcare LLC	Coliseum Medical Center (38%)	Macon	GA	250
Macon Healthcare LLC	Coliseum Psychiatric Center (38%)	Macon	GA	60
Macon Healthcare LLC	Coliseum Northside Hospital (38%)	Macon	GA	103
Summerlin Hospital Medical Center LLC	Summerlin Hospital Medical Center (26.1%)	Las Vegas	NV	454
Valley Health System LLC	Desert Springs Hospital (27.5%)	Las Vegas	NV	286
Valley Health System LLC	Valley Hospital Medical Center (27.5%)	Las Vegas	NV	404
Valley Health System LLC	Spring Valley Hospital Medical Center (27.5%)	Las Vegas	NV	231
Valley Health System LLC	Centennial Hills Medical Center (27.5%)	Las Vegas	NV	165

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
Community Health Systems, Inc. Legal Proceedings
     In May 1999, we were served with a complaint in U.S. ex rel. Bledsoe v. Community Health Systems, Inc., subsequently moved to the Middle District of Tennessee, Case No. 2-00-0083. This qui tam action sought treble damages and penalties under the False Claims Act against us. The relator has now dismissed this case.
     In August 2004, we were served a complaint in Arleana Lawrence and Robert Hollins v. Lakeview Community Hospital and Community Health Systems, Inc. (now styled Arleana Lawrence and Lisa Nichols vs. Eufaula Community Hospital, Community Health Systems, Inc., South Baldwin Regional Medical Center and Community Health Systems Professional Services Corporation) in the Circuit Court of Barbour County, Alabama (Eufaula Division). This alleged class action was brought by the plaintiffs on behalf of themselves and as the representatives of similarly situated uninsured individuals who were treated at our Lakeview Hospital or any of our other Alabama hospitals. This case has now been dismissed.
     On March 3, 2005, we were served with a complaint in Sheri Rix v. Heartland Regional Medical Center and Health Care Systems, Inc. in the Circuit Court of Williamson County, Illinois. This alleged class action was brought by the plaintiff on behalf of herself and as the representative of similarly situated uninsured individuals who were treated at our Heartland Regional Medical Center. This case has now been dismissed.
     On February 10, 2006, we received a letter from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 2006 letter focused on our hospitals in three states: Arkansas, New Mexico, and South Carolina. On August 31, 2006, we received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to the Company’s three hospitals in that state. Through the beginning of 2009, we provided the Department of Justice with requested documents, met with them on numerous occasions, and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified us that it believed that we and these three New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. At one point, the Civil Division calculated that the three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million and said that if it proceeded to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc., pending in the United States District Court for the District of New Mexico. The federal government filed its complaint in intervention on June 30, 2009. The relator filed a second amended complaint on July 1, 2009. Both of these complaints expand the time period during which alleged improper payments were made. We filed motions to dismiss all of the federal government’s and the relator’s claims on August 28, 2009. The federal government and the relator responded on October 16, 2009. We filed a reply to each response and are waiting on the court’s rulings. We are vigorously defending this action.

     On June 12, 2008, two of our hospitals received letters from the U.S. Attorney’s Office for the Western District of New York requesting documents in an investigation it was conducting into billing practices with respect to kyphoplasty procedures performed during the period January 1, 2002, through June 9, 2008. On September 16, 2008, one of our hospitals in South Carolina also received an inquiry. Kyphoplasty is a surgical spine procedure that returns a compromised vertebrae (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. We have been informed that similar investigations have been initiated at unaffiliated facilities in Alabama, South Carolina, Indiana and other states. We believe that this investigation is related to a recent qui tam settlement between the same U.S. Attorney’s office and the manufacturer and distributor of the Kyphon product, which is used in performing the kyphoplasty procedure. We are cooperating with the investigation by collecting and producing material responsive to the requests. At this stage, we do not have sufficient information to determine whether our hospitals have engaged in inappropriate billing for kyphoplasty procedures. We are continuing to evaluate and discuss this matter with the federal government.
     On April 19, 2009, we were served in Roswell, New Mexico with an answer and counterclaim in the case of Roswell Hospital Corporation d/b/a Eastern New Mexico Medical Center vs. Patrick Sisneros and Tammie McClain (sued as Jane Doe Sineros). The case was originally filed as a collection matter. The counterclaim was filed as a putative class action and alleged theories of breach of contract, unjust enrichment, misrepresentation, prima facie tort, Fair Trade Practices Act and violation of the New Mexico RICO statute. On May 7, 2009, the hospital filed a notice of removal to federal court. On July 27, 2009, the case was remanded to state court for lack of a federal question. A motion to dismiss and a motion to dismiss misjoined counterclaim plaintiffs were filed on October 20, 2009. These motions were denied. Extensive discovery is under way. A motion for class certification has been filed and is set to be heard on March 3, 2010. We are vigorously defending this action.
     On December 7, 2009, we received a document subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General, or OIG, requesting documents related to our hospital in Laredo, Texas. The categories of documents requested included case management, resource management, admission criteria, patient medical records, coding, billing, compliance, the Joint Commission accreditation, physician documentation, payments to referral sources, transactions involving physicians, disproportionate share hospital status, and audits by the hospital’s Quality Improvement organization. On January 22, 2010, we received a “request for information or assistance” from the OIG’s Office of Investigation requesting patient medical records from Laredo Medical Center in Laredo, Texas for certain Medicaid patients with an extended length of stay. We are cooperating fully with these investigations.
Triad Hospitals, Inc. Legal Proceedings
     Triad, and its subsidiary, Quorum Health Resources, Inc. are defendants in a qui tam case styled U.S. ex rel. Whitten vs. Quorum Health Resources, Inc. et al., which is pending in the Southern District of Georgia, Brunswick Division. Whitten, a long-term employee of a two hospital system in Brunswick and Camden, Georgia sued both his employer and Quorum Health Resources, Inc. and its predecessors, which had managed the facility from 1989 through September 2000; upon his termination of employment, Whitten signed a release and was paid $124,000. Whitten’s original qui tam complaint was filed under seal in November 2002 and the case was unsealed in 2004. Whitten alleges various charging and billing infractions, including charging for routine equipment supplies and services not separately billable, billing for observation services that were not medically necessary or for which there was no physician order, billing labor and delivery patients for durable medical equipment that was not separately billable, inappropriate preparation of patients’ histories and physicals, billing for cardiac rehabilitation services without physician supervision, performing outpatient dialysis without Medicare certification, and performing mental health services without the proper staff assignments. This case has been settled for $0.3 million and final settlement documents are being prepared.
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
Item 4. Submission of Matters to a Vote of Security Holders
     No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2009.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
     We completed an initial public offering of our common stock on June 14, 2000. Our common stock began trading on June 9, 2000 and is listed on the New York Stock Exchange under the symbol CYH. At February 17, 2010, there were approximately 40 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the New York Stock Exchange.

	High	Low
Year Ended December 31, 2008
First Quarter	$36.85	$29.79
Second Quarter	40.05	32.40
Third Quarter	36.81	28.24
Fourth Quarter	28.38	10.47
Year Ended December 31, 2009
First Quarter	$21.60	$12.96
Second Quarter	28.79	13.95
Third Quarter	35.50	24.42
Fourth Quarter	38.00	29.35
     In 2009, we discovered that we had inadvertently not fully complied with the registration requirements of the Securities Act of 1933 with respect to our common stock purchased in the open market on behalf of participants in certain of our employee 401(K) plans. As a result, certain plan participants who purchased these shares were offered rescission rights with respect to their interests in our common stock held under these plans. Based upon a final review of the rescission offer that ended on February 11, 2010, 793 shares of common stock were repurchased by us and other payments were made for a total of approximately $40,000. We have fulfilled the registration requirements as of December 31, 2009 in order to become fully compliant on an ongoing basis.

Corporate Performance Graph
     The following graph sets forth the cumulative return of our common stock during the five year period ended December 31, 2009, as compared to the cumulative return of the Standard & Poor’s 500 Stock Index (S&P 500) and the cumulative return of the Dow Jones Healthcare Index. The graph assumes an initial investment of $100 in our common stock and in each of the foregoing indices and the reinvestment of dividends where applicable.
     We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. Our Credit Facility limits our ability to pay dividends and/or repurchase stock and the Notes to an amount not to exceed $400 million in the aggregate (but not in excess of $200 million unless we receive confirmation from Moody’s and S&P that dividends or repurchases would not result in a downgrade, qualification or withdrawal of the then corporate credit rating). The indenture governing our Notes also limits our ability to pay dividends and/or repurchase stock. As of December 31, 2009, under the most restrictive test under these agreements, we have approximately $100 million remaining available with which to pay permitted dividends and/or make stock and Note repurchases.

Item 6. Selected Financial Data
     The following table summarizes specified selected financial data and should be read in conjunction with our related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. The amounts shown below have been adjusted for discontinued operations. We have restated our 2008 and 2007 financial statements and statistical results to include a hospital and related businesses, which were previously reported as discontinued operations and are now included in continuing operations.
Community Health Systems, Inc.
Five Year Summary of Selected Financial Data

	Year Ended December 31,
	2009	2008	2007(1)	2006	2005
	(in thousands, except share and per share data)
Consolidated Statement of Operations Data
Net operating revenues	$12,107,613	$10,919,095	$7,095,861	$4,180,136	$3,576,117
Income from operations	1,068,665	971,880	471,612	385,057	398,463
Income from continuing operations	304,805	233,727	67,431	177,695	188,370
Net income attributable to Community Health Systems, Inc.	243,150	218,304	30,289	168,263	167,544
Income from continuing operations attributable to Community Health Systems, Inc. common stockholders per share (2):
Basic	$2.67	$2.13	$0.58	$1.87	$2.13

Diluted	$2.64	$2.11	$0.57	$1.85	$2.00

Discontinued operations attributable to Community Health Systems, Inc. common stockholders per share (2):
Basic	$0.01	$0.21	$(0.25)	$(0.10)	$(0.24)

Diluted	$0.01	$0.21	$(0.25)	$(0.10)	$(0.21)

Net income attributable to Community Health Systems, Inc. common stockholders per share (2):
Basic	$2.68	$2.34	$0.32	$1.77	$1.89

Diluted	$2.66	$2.32	$0.32	$1.75	$1.79

Weighted-average number of shares outstanding
Basic	90,614,886	93,371,782	93,517,337	94,983,646	88,601,168
Diluted (3)	91,517,274	94,288,829	94,642,294	96,232,910	98,579,977 (4)

Cash and cash equivalents	$344,541	$220,655	$133,574	$40,566	$104,108
Total assets	14,021,472	13,818,254	13,493,644	4,506,579	3,934,218
Long-term obligations	10,179,402	10,287,535	9,974,516	2,207,623	1,932,238
Community Health Systems, Inc. stockholders’ equity	1,950,635	1,611,029	1,687,293	1,718,697	1,564,577

(1)	Includes the results of operations of the former Triad hospitals from July 25, 2007, the date of acquisition.

(2)	Total per share amounts may not add due to rounding.

(3)	See Note 12 to the Consolidated Financial Statements, included in Item 8 of this Form 10-K.

(4)	Included 8,385,031 shares related to the convertible notes under the if-converted method of determining weighted average shares outstanding.

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
     Over the past three years, we have acquired 57 hospitals, including the 50 hospitals owned by Triad, which we acquired on July 25, 2007. Since our acquisition of Triad, we have focused most of our efforts toward integrating the former Triad hospitals and realigning our hospital portfolio and have taken a cautious approach in acquiring additional hospitals. Our realignment has resulted in the selling of eight hospitals acquired from Triad and seven hospitals which we owned prior to the acquisition of Triad. During 2008, we acquired a two hospital system located in Spokane, Washington and in 2009 we acquired hospitals located in Siloam Springs, Arkansas, El Dorado, Arkansas and Wilkes-Barre, Pennsylvania. In addition, on December 31, 2009, we entered into an agreement with a multi-specialty physician clinic that has 32 locations across the Inland Northwest region of the state of Washington. This agreement will allow our affiliated hospitals in Spokane, Washington to work with this clinic to offer a fully integrated healthcare delivery system in that market.
     During 2009, we were challenged to navigate the uncertainties of the global and domestic economies. Unemployment continued to increase, credit markets remained tightened and there remained a low level of liquidity in the financial markets. Consequently, as previously disclosed, we are continuing to take a cautious approach to our acquisition strategy during this uncertain economic environment while focusing our efforts on increasing revenue and improving profitability and quality.
     Despite the uncertainties in the economy, our net operating revenues for the year ended December 31, 2009 increased to approximately $12.1 billion, as compared to approximately $10.9 billion for the year ended December 31, 2008. Income from continuing operations, before noncontrolling interests, for the year ended December 31, 2009 increased 24.3% over the year ended December 31, 2008. This increase in income from continuing operations during the year ended December 31, 2009, as compared to the year ended December 31, 2008, is due primarily to an increase in surgeries performed at our hospitals, strong outpatient growth, the realization of synergies from our acquisition of Triad and the recognition of cost savings from our ability to effectively control costs. Our successful physician recruiting efforts have also been a key driver in the execution of our operating strategies. Total inpatient admissions for the year ended December 31, 2009 increased 3.6% compared to the year ended December 31, 2008 and adjusted admissions for the year ended December 31, 2009 increased 5.6% compared to the year ended December 31, 2008. This increase in inpatient and adjusted admissions was due primarily to our recent acquisitions.
     Self-pay revenues represented approximately 11.2% of our net operating revenues in 2009 compared to 10.7% in 2008. The value of charity care services relative to total net operating revenues increased to 3.9% in 2009 from 3.5% in 2008. Uninsured and underinsured patients continue to be an industry-wide issue, and we anticipate this trend will continue into the foreseeable future. Legislative reform impacting the healthcare industry remains a priority of the current presidential administration and various proposals continue to be strongly debated in Congress. Given the current level of uncertainty of what may result from these reform proposals, it is not possible, at this time, to accurately predict what impact any final legislation would have on us.
     During the three months ended June 30, 2009, we decided to retain a hospital and related businesses previously classified as held for sale. Results of operations for all periods presented have been restated to include this retained hospital and related businesses, which previously were reported as discontinued operations. The consolidated balance sheets for each of the periods presented have been restated to present the assets and liabilities previously reported as held for sale in the applicable financial statement line items.
     As a result of our current levels of cash, available borrowing capacity, long-term outlook on our debt repayments and our continued projection of our ability to generate cash flows, we do not anticipate a significant impact on our ability to invest the necessary capital in our business over the next twelve months and into the foreseeable future. We believe there continues to be ample opportunity for growth in substantially all of our markets by decreasing the need for patients to travel outside their communities for healthcare services. Furthermore, we continue to benefit from synergies from the acquisition of Triad as well as our more recent acquisitions and will continue to strive to improve operating efficiencies and procedures in order to improve our profitability at all of our hospitals.
Acquisitions and Dispositions
     On December 31, 2009, we completed a transaction providing $54.2 million of financing to Rockwood Clinic, P.S., a multi-specialty clinic with 32 locations across the Inland Northwest region of Eastern Washington State and Western Idaho. This transaction was accounted for as a purchase business combination as required by U.S. GAAP.
     Effective June 1, 2009, we acquired from Akron General Medical Center the remaining 20% noncontrolling interest in Massillon Community Health System, LLC not then owned by us. This entity indirectly owns and operates Affinity Medical Center of Massillon, Ohio. The purchase price for this noncontrolling interest was $1.1 million in cash. Affinity Medical Center is now wholly-owned by us.
     Effective April 30, 2009, we acquired Wyoming Valley Health Care System in Wilkes-Barre, Pennsylvania. This health care system includes Wilkes-Barre General Hospital, a 392-bed, full-service acute care hospital located in Wilkes-Barre, Pennsylvania, and First Hospital Wyoming Valley, a behavioral health facility located in Kingston, Pennsylvania, as well as other outpatient and ancillary services. The total consideration for fixed assets and working capital of Wyoming Valley Health Care System was approximately $179.1 million, of which $153.7 million was paid in cash, net of $14.2 million of cash in acquired bank accounts, and approximately $25.4 million was assumed in liabilities. This acquisition transaction was accounted for using the purchase method of accounting. This preliminary allocation of the purchase price has been determined by us based upon available information and the allocation is subject to the settlement of the amounts related to purchased working capital. Adjustments to the purchase price allocation are not expected to be material.
     Effective April 1, 2009, we acquired from Share Foundation the remaining 50% equity interest in MCSA L.L.C., an entity in which we previously had a 50% unconsolidated noncontrolling interest. We provided MCSA L.L.C. certain management services. This acquisition resulted in us owning a 100% equity interest in that entity. MCSA L.L.C. owns and operates Medical Center of South Arkansas (166 licensed beds) in El Dorado, Arkansas. The purchase price was $26.0 million in cash. As of the acquisition date, we had a liability to MCSA L.L.C. of $14.1 million, as a result of a cash management agreement previously entered into with the hospital. Upon completion of the acquisition, this liability was eliminated in consolidation.
     Effective February 1, 2009, we completed the acquisition of Siloam Springs Memorial Hospital (74 licensed beds), located in Siloam Springs, Arkansas, from the City of Siloam Springs. The total consideration for this hospital consisted of approximately $0.1 million paid in cash for working capital and approximately $1.0 million of assumed liabilities. In connection with this acquisition, we entered into a lease agreement for the existing hospital and agreed to build a replacement facility at this location, with construction required to commence by February 2011 and be completed by February 2013. As security for this obligation, we deposited $1.6 million into an escrow account at closing and agreed to deposit an additional $1.6 million by February 1, 2010, which we deposited in January 2010. If the construction of the replacement facility is not completed within the agreed time frame, the escrow balance will be remitted to the City of Siloam Springs. If the construction of the replacement facility is completed within the agreed time frame, the escrow balance will be returned to us.
     Effective March 31, 2009, through our subsidiaries Triad-Denton Hospital LLC and Triad-Denton Hospital LP, we completed the settlement of pending litigation, which resulted in the sale of our ownership interest in a partnership, which owned and operated Presbyterian Hospital of Denton (255 licensed beds) in Denton, Texas, to

Texas Health Resources for $103.0 million in cash. Also as part of the settlement, our subsidiaries transferred certain hospital related assets to Texas Health Resources.
Sources of Revenue
     The following table presents the approximate percentages of net operating revenues derived from Medicare, Medicaid, managed care and other third party payors, and self-pay for the periods indicated. The data for the years presented are not strictly comparable due to the significant effect that hospital acquisitions have had on these statistics.

	Year Ended December 31,
	2009	2008	2007
Medicare	27.1%	27.5%	29.0%
Medicaid	9.8%	9.1%	10.3%
Managed care and other third party payors	51.9%	52.7%	50.7%
Self pay	11.2%	10.7%	10.0%

Total	100.0%	100.0%	100.0%

     Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the years ended December 31, 2009, 2008 and 2007. In the future, we expect the percentage of revenues received from the Medicare program to increase due to the general aging of the population.
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

     The following tables summarize, for the periods indicated, selected operating data.

	Year Ended December 31,
	2009	2008	2007
	(Expressed as a percentage of net operating revenues)
Consolidated (a)
Net operating revenues	100.0%	100.0%	100.0%
Operating expenses (b)	(86.5)	(86.5)	(89.0)
Depreciation and amortization	(4.7)	(4.6)	(4.4)

Income from operations	8.8	8.9	6.6
Interest expense, net	(5.4)	(6.0)	(5.1)
Gain (loss) from early extinguishment of debt (c)	—	—	(0.4)
Equity in earnings of unconsolidated affiliates	0.3	0.4	0.4

Income from continuing operations before income taxes	3.7	3.3	1.5
Provision for income taxes	(1.2)	(1.2)	(0.6)

Income from continuing operations	2.5	2.1	0.9
Income (loss) from discontinued operations, net of tax	—	0.2	(0.3)

Net income	2.5	2.3	0.6
Less: Net income attributable to noncontrolling interests	(0.5)	(0.3)	(0.2)

Net income attributable to Community Health Systems, Inc.	2.0%	2.0%	0.4%

	Year Ended December 31,
	2009	2008
	(Expressed in percentages)
Percentage increase from same period prior year(a):
Net operating revenues	10.9%	53.9%
Admissions	3.6	45.0
Adjusted admissions(d)	5.6	42.8
Average length of stay	—	—
Net income attributable to Community Health Systems, Inc. (e)	11.4	620.7
Same-store percentage increase (decrease) from same period prior year(a)(f):
Net operating revenues	5.9%	6.4%
Admissions	(1.5)	1.8
Adjusted admissions(d)	0.7	2.1

(a)	We have restated our 2008 and 2007 financial statements and statistical results to include a hospital and related businesses, which were previously reported as discontinued operations and are now included in continuing operations.

(b)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent, and other operating expenses.

(c)	Gain (loss) from early extinguishment of debt was less than 0.1% for the years ended December 31, 2009 and 2008.

(d)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(e)	Includes income or loss from discontinued operations.

(f)	Includes acquired hospitals to the extent we operated them in both years.
Year Ended December 31, 2009 Compared to Year Ended December 31, 2008
     Net operating revenues increased by 10.9% to approximately $12.1 billion in 2009, from approximately $10.9 billion in 2008. Growth from hospitals owned throughout both periods contributed $639 million of that increase and $550 million was contributed by hospitals acquired in 2009 and 2008. On a same-store basis, net operating revenues increased 5.9%. The increase from hospitals that we owned throughout both periods was primarily attributable to higher acuity level of services provided and outpatient growth, along with rate increases and favorable payor mix. These improvements were partially offset by the stronger flu and respiratory season during the year ended December 31, 2008, as compared to the year ended December 31, 2009, and the extra day from the leap year in 2008.
     On a consolidated basis, inpatient admissions increased by 3.6% and adjusted admissions increased by 5.6%. On a same-store basis, inpatient admissions decreased by 1.5% during the year ended December 31, 2009. This decrease in inpatient admissions was due primarily to the strong flu and respiratory season during the year ended December 31, 2008, which did not recur during 2009, the 2008 period having one additional day because it was a leap year, and the impact of closing certain less profitable services.
     Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, remained consistent at 86.5% for 2008 and 2009. Salaries and benefits, as a percentage of net operating revenues, remained consistent at 40.0% for 2008 and 2009. Provision for bad debts, as a percentage of net revenues, increased from 11.2% in 2008 to 12.1% in 2009. This increase in the provision for bad debts primarily represents an increase in self-pay revenues over the comparable period of 2008 due to increased charges and the impact of current economic conditions on individuals’ ability to pay. Supplies, as a percentage of net operating revenues, decreased from 14.0% in 2008 to 13.9% in 2009. Rent and other operating expenses, as a percentage of net operating revenues, decreased from 21.3% in 2008 to 20.5% in 2009. This decrease in rent and other operating expenses is due primarily to reductions in contract labor. As part of our acquisition of Triad, we acquired noncontrolling ownership interests in several hospitals. Our percentage of ownership interests in these joint ventures provided earnings of 0.3% in 2009 compared to 0.4% in 2008 of net operating revenues. Prior to the Triad acquisition, we did not have any material noncontrolling investments in joint ventures.
     Depreciation and amortization increased from 4.6% of net operating revenues in 2008 to 4.7% of net operating revenues in 2009. The increase in depreciation and amortization as a percentage of net operating revenues is primarily due to the opening of three replacement hospitals in the second and third quarters of 2008.
     Interest expense, net, decreased by $3.5 million from $652.5 million in 2008, to $649.0 million in 2009. A decrease in interest rates during the year ended December 31, 2009, compared to the year ended December 31, 2008, accounted for $9.9 million of this decrease. In addition, we incurred an additional $1.8 million of interest expense in 2008, which was not incurred in 2009, since 2008 was a leap year. These decreases were offset by an increase in our average outstanding debt during the year ended December 31, 2009, compared to December 31, 2008, which resulted in a $2.8 million increase in interest expense. Additionally, interest expense increased by $5.4 million as a result of more of the interest during the year ended December 31, 2008 being capitalized interest due to more major construction projects during that period, compared to the year ended December 31, 2009.
     Impairment of long-lived and other assets of $12.5 million in 2009 and $5.0 million in 2008 resulted from our assessment of the recoverability of these assets.

     The net results of the above mentioned changes resulted in income from continuing operations before income taxes increasing $87.1 million from $359.0 million in 2008 to $446.1 million for 2009.
     Provision for income taxes from continuing operations increased from $125.3 million in 2008 to $141.3 million in 2009 due to the increase in income from continuing operations before income taxes. Our effective tax rates were 31.7% and 34.9% for the years ended December 31, 2009 and 2008, respectively. The decrease in our effective tax rate is primarily a result of the recognition of a tax benefit of $3.0 million from adjustments and revaluation of deferred income tax accounts and a decrease in our effective state tax rate.
     Income from continuing operations as a percentage of net operating revenues increased from 2.1% in 2008 to 2.5% in 2009. Net income as a percentage of net operating revenues increased from 2.3% in 2008 to 2.5% in 2009. The increase in income from continuing operations as a percentage of net operating revenues is primarily due to the decrease in interest expense as a percentage of net operating revenues, discussed above.
     Net income attributable to noncontrolling interests as a percentage of net operating revenues increased from 0.3% for the year ended December 31, 2008 to 0.5% for the year ended December 31, 2009. The increase in net income attributable to noncontrolling interests is due primarily to additional syndications entered into throughout 2008 and 2009.
     Net income attributable to Community Health Systems, Inc. was $243.2 million in 2009 compared to $218.3 million for 2008, an increase of 11.4%. The increase in net income attributable to Community Health Systems, Inc. is reflective of the increase in net operating revenues while maintaining substantially the same profit margin levels as discussed above.
Year Ended December 31, 2008 Compared to Year Ended December 31, 2007
     Net operating revenues increased by 53.9% to approximately $10.9 billion in 2008, from approximately $7.1 billion in 2007. Growth from hospitals owned throughout both periods, including the former Triad Hospitals, contributed approximately $3.6 billion of that increase and $219 million was contributed by hospitals acquired in 2008 and 2007. On a same-store basis, net operating revenues increased 6.4%. The increase from hospitals that we owned throughout both periods was attributable to volume increases, rate increases, payor mix and the acuity level of services provided.
     On a consolidated basis inpatient admissions increased by 45.0% and adjusted admissions increased by 42.8%. On a same-store basis, inpatient admissions increased by 1.8% during the year ended December 31, 2008. This increase in inpatient admissions was due primarily to the strong flu and respiratory season during the year ended December 31, 2008 and the 2008 period having one additional day because it was a leap year.
     Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, decreased from 89.0% in 2007 to 86.5% in 2008. Salaries and benefits, as a percentage of net operating revenues, decreased from 40.8% in 2007 to 40.0% in 2008, primarily as a result of efficiency improvements realized at hospitals owned throughout both periods. These improvements were partially offset by an increase in the number of employed physicians as well as an increase in salaries for certain IT employees who were previously treated as leased employees with related expense previously being included in other operating expense. Provision for bad debts, as a percentage of net revenues, decreased from 12.5% in 2007 to 11.2% in 2008, due primarily to $70.1 million of additional bad debt expense recorded as a change in estimate to increase the allowance for doubtful accounts in 2007. Supplies, as a percentage of net operating revenues, increased from 13.3% in 2007 to 14.0% in 2008, primarily the result of the acquisition of the former Triad hospitals whose higher acuity of services resulted in higher supply costs than our other hospitals taken collectively, offsetting improvements from greater utilization of and improved pricing under our purchasing program. Rent and other operating expenses, as a percentage of net operating revenues, decreased from 22.4% in 2007 to 21.3% in 2008, primarily as a result of the hospitals acquired from Triad having lower rent expense as a percentage of net operating revenues. As part of our acquisition of Triad, we acquired noncontrolling ownership interests in several hospitals. Our percentage of ownership interests in these joint ventures provided earnings of 0.4% of net operating revenues during both of the years ended December 31, 2008 and 2007. Prior to the Triad acquisition, we did not have any material noncontrolling investments in joint ventures.

     Depreciation and amortization increased from 4.4% of net operating revenues in 2007 to 4.6% of net operating revenues in 2008.
     Interest expense, net, increased by $290.4 million from $362.1 million in 2007, to $652.5 million in 2008. The primary reason for the increase in interest expense is the increase in our average outstanding debt during the year ended December 31, 2008, as compared to the year ended December 31, 2007, resulting in an additional $309.7 million of interest expense. Interest expense for the year ended December 31, 2008 includes a full year of interest expense from borrowings under our Credit Facility and the issuance of Notes in connection with the acquisition of Triad in 2007. Since 2008 was a leap year, one additional day in the year resulted in $1.8 million of the increase in interest expense. These increases were offset by a decrease in interest expense of $3.1 million as a result of more of the interest during the year ended December 31, 2008 being capitalized interest due to more major construction projects during that period, compared to the year ended December 31, 2007. In addition, a decrease in our effective interest rate during the year ended December 31, 2008, as compared to the year ended December 31, 2007, resulted in a decrease in interest expense of $18.0 million.
     The net results of the above mentioned changes resulted in income from continuing operations before income taxes increasing $251.7 million from $107.3 million in 2007 to $359.0 million for 2008.
     Provision for income taxes from continuing operations increased from $39.9 million in 2007 to $125.3 million in 2008 due to the increase in income from continuing operations before income taxes. Our effective tax rates were 34.9% and 37.2% for the years ended December 31, 2008 and 2007, respectively. The decrease in our effective tax rate is primarily a result of a decrease in our effective state tax rate.
     Income from continuing operations as a percentage of net operating revenues increased from 0.9% in 2007 to 2.1% in 2008. Net income as a percentage of net operating revenues increased from 0.6% in 2007 to 2.3% in 2008. The increase in income from continuing operations as a percentage of net operating revenues is primarily due to the impact of the net decrease in expenses, as a percentage of net revenues, discussed above.
     Net income attributable to noncontrolling interests as a percentage of net operating revenues was 0.3% for the year ended December 31, 2008, compared to 0.2% for the year ended December 31, 2007.
     Net income attributable to Community Health Systems, Inc. was $218.3 million in 2008 compared to $30.3 million for 2007, an increase of 620.7%. The increase in net income attributable to Community Health Systems, Inc. is reflective of the impact of the net decrease in expenses discussed above, including the effect of the change in estimate that increased bad debt expense in 2007.

Liquidity and Capital Resources
2009 Compared to 2008
     Net cash provided by operating activities increased $19.8 million, from approximately $1.1 billion for the year ended December 31, 2008 to approximately $1.1 billion for the year ended December 31, 2009. The increase is due to an increase in cash flows from net income of $53.6 million and an increase in non-cash depreciation and amortization expense of $59.8 million and an increase in cash generated from accounts receivable of $108.0 million, a result of the reduction in days revenue outstanding. These increases in cash flows outstanding were offset by decreases in cash flows from accounts payable, accrued liabilities and income taxes of $33.8 million, primarily as a result of the timing of payments and an increase in cash paid for income taxes during 2009. Also, other non-cash expenses decreased $83.5 million, primarily attributable to a reduction in deferred income tax expense resulting in a reduction to cash flows, and cash flows generated from the change in all other assets and liabilities decreased $84.3 million.
     The cash used in investing activities was $867.2 million for the year ended December 31, 2009, compared to $665.5 million for the year ended December 31, 2008. The increase in cash used in investing activities, in comparison to the prior year, is primarily attributable to an increase in acquisitions of facilities and other related equipment of $101.9 million, a reduction in the amount of proceeds from the disposition of hospitals and other ancillary operations of $276.1 million due to the sale of one hospital in 2009 versus the sale of 11 hospitals in 2008, a reduction in the amount of the proceeds from sale of property and equipment of $9.4 million. This increase in cash used in investing activities was offset by a reduction in the amount of purchases of property and equipment of $115.3 million and a net decrease in other non-operating assets of $70.4 million, primarily attributable to a decrease in cash invested in our captive insurance subsidiary, a decrease in cash used for physician recruiting and a decrease in cash used for software related expenditures. We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.
     In 2009, our net cash used in financing activities decreased $218.6 million from $304.0 million in 2008 to $85.4 million in 2009, primarily due to an increase in borrowing under our Credit Facility. In January 2009, we drew down the remaining $200 million of the delayed draw term loan.
     In 2008, we used $90.0 million for the repurchase of 4,786,609 shares of our outstanding common stock on the open market. We believed this to be a prudent use of cash as a result of the severely depressed stock price. Our Credit Facility limits our ability to pay dividends and/or repurchase stock and the Notes to an amount not to exceed $400 million in the aggregate (but not in excess of $200 million unless we receive confirmation from Moody’s and S&P that dividends or repurchases would not result in a downgrade, qualification or withdrawal of the then corporate credit rating). The indenture governing our Notes also limits our ability to pay dividends and/or repurchase stock in an amount higher than permitted by our Credit Facility. As of December 31, 2009, under the most restrictive test under these agreements, we have approximately $100 million remaining available with which to pay permitted dividends and/or make stock and Note repurchases.
     With the exception of some small principal payments of our term loans under our Credit Facility, representing less than 1% of the outstanding balance each year through 2013, the term loans under our Credit Facility mature in 2014 and our Notes are not due until 2015. We believe this four to five year period before final maturity allows sufficient time for the current financial environment to improve and permits us to make favorable changes, including refinancing, to our debt structure. Furthermore, we do not anticipate the need to use funds currently available under our Credit Facility for purposes of funding our operations, although these funds could be used for the purpose of making further acquisitions or for restructuring our existing debt. Furthermore, we anticipate we will remain in compliance with our debt covenants through the next 12 months and beyond into the foreseeable future.

     As described in Notes 6, 9 and 15 of the Notes to Consolidated Financial Statements, at December 31, 2009, we had certain cash obligations, which are due as follows (in thousands):

					2016
	Total	2010	2011-2013	2014-2015	and thereafter
Long Term Debt	$6,089,862	$59,994	$145,222	$5,862,736	$21,910
Senior Notes	2,784,331	—	—	2,784,331	—
Interest on Bank Facility and Notes(1)	2,057,292	400,140	1,194,089	463,063	—
Capital Leases, including interest	49,777	8,399	12,436	5,653	23,289

Total Long-Term Debt	10,981,262	468,533	1,351,747	9,115,783	45,199
Operating Leases	927,106	176,755	375,135	155,362	219,854
Replacement Facilities and Other Capital Commitments (2)	594,440	127,936	379,326	50,000	37,178
Open Purchase Orders (3)	201,078	201,078	—	—	—
Liability for uncertain tax positions, including interest and penalties	8,869	7,194	1,675	—	—

Total	$12,712,755	$981,496	$2,107,883	$9,321,145	$302,231

(1)	Estimate of interest payments assumes the interest rates at December 31, 2009 remain constant during the period presented for the Credit Facility, which is variable rate debt. The interest rate used to calculate interest payments for the Credit Facility was LIBOR as of December 31, 2009 plus the spread. The Notes are fixed at an interest rate of 8.875% per annum.

(2)	Pursuant to purchase agreements in effect as of December 31, 2009 and where CON approval has been obtained, we have commitments to build the following replacement facilities and the following capital commitments. As required by an amendment to our lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location by November 2012. As part of an acquisition in 2007, we agreed to build a replacement hospital in Valparaiso, Indiana by April 2011. As part of an acquisition in 2009, we agreed to build a replacement hospital in Siloam Springs, Arkansas by February 2013. Construction costs, including equipment costs, for these three replacement facilities are currently estimated to be approximately $310.0 million of which approximately $12.6 million has been incurred to date. In addition, under other purchase agreements, we have committed to spend approximately $468.5 million for costs such as capital improvements, equipment, selected leases and physician recruiting. These commitments are required to be fulfilled generally over a five to seven year period after acquisition. Through December 31, 2009, we have incurred approximately $171.4 million related to these commitments.

(3)	Open purchase orders represent our commitment for items ordered but not yet received.
     At December 31, 2009, we had issued letters of credit primarily in support of potential insurance related claims and specified outstanding bonds of approximately $90.0 million.
     Our debt as a percentage of total capitalization decreased from 85% at December 31, 2008 to 82% for December 31, 2009.
2008 Compared to 2007
     Net cash provided by operating activities increased $368.1 million from $688.4 million for the year ended December 31, 2007 to approximately $1.1 billion for the year ended December 31, 2008. This increase is due to an increase in cash flow from net income of $208.0 million, increases in cash flows from other assets of $37.4 million and a net increase in non-cash expenses of $306.1 million, of which $174.1 million was related to depreciation and $199.8 million related to deferred income taxes. These cash flow increases were offset by decreases in cash flows from supplies, prepaid expenses and other current assets of $2.7 million, accounts receivable of $178.3 million and accounts payable, accrued liabilities and income taxes of $2.4 million. The decrease in income taxes was primarily a result of a prior year prepaid tax position which was used to offset taxes owed during the current year.

     The use of cash in investing activities decreased approximately $6.8 billion from approximately $7.5 billion in 2007 to $665.5 million in 2008, primarily as a result of the Triad acquisition occurring in 2007. The purchase of property and equipment in 2008 increased $169.4 million from $522.8 million in 2007 to $692.2 million in 2008. This increase reflects the increased number of hospitals owned by us after the acquisition of Triad.
     In 2008, our net cash provided by financing activities decreased approximately $7.2 billion from approximately $6.9 billion in 2007 to a net cash used in financing activities of $304.0 million in 2008, primarily due to borrowings under our Credit Facility and issuance of Notes in connection with the acquisition of Triad in 2007. During the fourth quarter of 2008, $100 million of delayed draw term loans had been drawn by us.
Capital Expenditures
     Cash expenditures for purchases of facilities were $263.8 million in 2009, $161.9 million in 2008 and approximately $7.0 billion in 2007. Our expenditures in 2009 included $182.2 million for the purchase of two hospitals and the remaining equity in a hospital in which we previously had a noncontrolling interest, $72.3 million for the purchase of clinics, surgery centers and physician practices, and $9.3 million for the settlement of acquired working capital. Our expenditures in 2008 included $149.1 million for the purchase of two hospitals and $12.8 million for the purchase of physician practices and a home care agency. Our expenditures in 2007 included approximately $6.9 billion for the purchase of Triad, $133.7 million for the purchase of two additional hospitals, $3.4 million for the purchase of physician practices, $7.7 million for equipment to integrate acquired hospitals and $8.5 million for the settlement of acquired working capital.
     Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for 2009 totaled $572.1 million compared to $569.4 million in 2008, and $344.1 million in 2007. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $4.8 million in 2009, $122.8 million in 2008 and $178.7 million in 2007. The costs to construct replacement hospitals for year ended December 31, 2009 represent planning costs for future construction projects since there were no replacement hospitals under construction at year ended December 31, 2009. In 2008, we completed construction of and opened three replacement hospitals, accounting for the higher costs incurred during the year ended December 31, 2008.
     Pursuant to hospital purchase agreements in effect as of December 31, 2009, as part of an acquisition in 2007, we agreed to build a replacement hospital in Valparaiso, Indiana by April 2011 and as part of an acquisition in 2009, we agreed to build a replacement hospital in Siloam Springs, Arkansas by February 2013. Also as required by an amendment to a lease agreement entered into in 2005, we agreed to build a replacement facility at Barstow Community Hospital in Barstow, California. Estimated construction costs, including equipment costs, are approximately $310.0 million for these three replacement facilities. We expect total capital expenditures of approximately $650 to $750 million in 2010 (which includes amounts which are required to be expended pursuant to the terms of hospital purchase agreements), including approximately $595 to $690 million for renovation and equipment cost and approximately $55 to $60 million for construction and equipment cost of the replacement hospitals.
Capital Resources
     Net working capital was approximately $1.2 billion at December 31, 2009 compared to approximately $1.1 billion at December 31, 2008, an increase of $121 million. This increase was primarily attributable to an increase in working capital attributable to the acquisition of Siloam Springs Memorial Hospital, Wyoming Valley Health Care System and a controlling equity interest in MCSA L.L.C., the entity that owns and operates the Medical Center of South Arkansas in El Dorado, Arkansas, and an increase in cash as a result of cash flows from operations.

     In connection with the consummation of the Triad acquisition in July 2007, we obtained approximately $7.2 billion of senior secured financing under a Credit Facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The Credit Facility consists of an approximately $6.1 billion funded term loan facility with a maturity of seven years, a $300 million delayed draw term loan facility (reduced by us from $400 million) with a maturity of seven years and a $750 million revolving credit facility with a maturity of six years. During the fourth quarter of 2008, $100 million of the delayed draw term loan had been drawn down by us reducing the delayed draw term loan availability to $200 million at December 31, 2008. In January 2009, we drew down the remaining $200 million of the delayed draw term loan. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. The Credit Facility requires quarterly amortization payments of each term loan facility equal to 0.25% of the outstanding amount of the term loans, if any, with the outstanding principal balance payable on July 25, 2014.
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
     We have agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to Eurodollar rate loans under the revolving credit facility times the maximum aggregate amount available to be drawn under all letters of credit outstanding under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit will also receive a customary fronting fee and other customary processing charges. We were initially obligated to pay commitment fees of 0.50% per annum (subject to reduction based upon on our leverage ratio), on the unused portion of the revolving credit facility. For purposes of this calculation, swingline loans are not treated as usage of the revolving credit facility. With respect to the delayed draw term loan facility, we were also obligated to pay commitment fees of 0.50% per annum for the first nine months after the close of the Credit Facility and 0.75% per annum for the next three months after such nine-month period and thereafter 1.0% per annum. In each case, the commitment fee was based on the unused amount of the delayed draw term loan facility. After the draw down of the remaining $200 million of the delayed draw term loan in January 2009, we no longer pay any commitment fees for the delayed draw term loan facility. We also paid arrangement fees on the closing of the Credit Facility and pay an annual administrative agent fee.

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
     As of December 31, 2009, the availability for additional borrowings under our Credit Facility was approximately $750 million pursuant to the revolving credit facility, of which $90.0 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements through the next 12 months and into the foreseeable future.
     During the year ended December 31, 2008, we repurchased on the open market and cancelled $110.5 million of principal amount of the Notes. This resulted in a net gain from early extinguishment of debt of $2.5 million with an after-tax impact of $1.6 million.
     During the year ended December 31, 2009, we repurchased on the open market and cancelled $126.5 million of principal amount of the Notes. This resulted in a net gain from early extinguishment of debt of $2.7 million with an after-tax impact of $1.7 million.
     On April 2, 2009, we paid down $110.4 million of our term loans under the Credit Facility. Of this amount, $85.0 million was paid down as required under the terms of the Credit Facility with the net proceeds received from the sale of the ownership interest in the partnership that owned and operated Presbyterian Hospital of Denton. This resulted in a loss from early extinguishment of debt of $1.1 million with an after-tax impact of $0.7 million recorded in discontinued operations for the year ended December 31, 2009. The remaining $25.4 million was paid on the term loans as required under the terms of the Credit Facility with the net proceeds received from the sale of various other assets. This resulted in a loss from early extinguishment of debt of $0.3 million with an after-tax impact of $0.2 million recorded in continuing operations for the year ended December 31, 2009.
     As of December 31, 2009, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 89% of our variable rate debt. On each of these swaps, we received a variable rate of interest based on the three-month London Inter-Bank Offer Rate (“LIBOR”), in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans under the Credit Facility.

	Notional
	Amount	Fixed Interest	Termination	Fair Value
Swap #	(in 000’s)	Rate	Date	(in 000’s)
1	$200,000	2.8800%	September 17, 2010	$(3,655)
2	100,000	4.9360%	October 4, 2010	(3,630)
3	100,000	4.7090%	January 24, 2011	(4,343)
4	300,000	5.1140%	August 8, 2011	(19,843)
5	100,000	4.7185%	August 19, 2011	(6,033)
6	100,000	4.7040%	August 19, 2011	(6,009)
7	100,000	4.6250%	August 19, 2011	(5,874)
8	200,000	4.9300%	August 30, 2011	(12,961)
9	200,000	3.0920%	September 18, 2011	(6,709)
10	100,000	3.0230%	October 23, 2011	(3,323)
11	200,000	4.4815%	October 26, 2011	(12,151)
12	200,000	4.0840%	December 3, 2011	(11,135)
13	100,000	3.8470%	January 4, 2012	(5,193)
14	100,000	3.8510%	January 4, 2012	(5,201)
15	100,000	3.8560%	January 4, 2012	(5,211)
16	200,000	3.7260%	January 8, 2012	(9,914)
17	200,000	3.5065%	January 16, 2012	(9,034)
18	250,000	5.0185%	May 30, 2012	(20,877)
19	150,000	5.0250%	May 30, 2012	(12,638)
20	200,000	4.6845%	September 11, 2012	(15,831)
21	100,000	3.3520%	October 23, 2012	(4,299)
22	125,000	4.3745%	November 23, 2012	(8,981)
23	75,000	4.3800%	November 23, 2012	(5,439)
24	150,000	5.0200%	November 30, 2012	(13,694)
25	200,000	2.2420%	February 28, 2013	1,219 (1)
26	100,000	5.0230%	May 30, 2013	(9,575)
27	300,000	5.2420%	August 6, 2013	(31,724)
28	100,000	5.0380%	August 30, 2013	(9,887)
29	50,000	3.5860%	October 23, 2013	(2,282)
30	50,000	3.5240%	October 23, 2013	(2,165)
31	100,000	5.0500%	November 30, 2013	(10,077)
32	200,000	2.0700%	December 19, 2013	3,000
33	100,000	5.2310%	July 25, 2014	(11,157)
34	100,000	5.2310%	July 25, 2014	(11,157)
35	200,000	5.1600%	July 25, 2014	(21,694)
36	75,000	5.0405%	July 25, 2014	(7,744)
37	125,000	5.0215%	July 25, 2014	(12,803)
38	100,000	2.6210%	July 25, 2014	259
39	100,000	3.1100%	July 25, 2014	89 (2)
40	100,000	3.2580%	July 25, 2014	153 (3)
41	100,000	3.0050%	November 30, 2016	2,458

(1)	This interest rate swap becomes effective September 17, 2010, concurrent with the termination of swap #1.

(2)	This interest rate swap becomes effective October 4, 2010, concurrent with the termination of swap #2.

(3)	This interest rate swap becomes effective January 24, 2011, concurrent with the termination of swap #3.

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
     We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility of $750 million (consisting of a $750 million revolving credit facility) and our ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) and continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash flows, borrowings under our Credit Facility as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future. On December 22, 2008, we filed a universal automatic shelf registration statement on Form S-3ASR that will permit us, from time to time, in one or more public offerings, to offer debt securities, common stock, preferred stock, warrants, depositary shares, or any combination of such securities. The shelf registration statement will also permit our subsidiary, CHS, to offer debt securities that would be guaranteed by us, from time to time in one or more public offerings. The terms of any such future offerings would be established at the time of the offering.
Off-balance sheet arrangements
     Our consolidated operating results for the years ended December 31, 2009 and 2008, included $286.6 million and $282.0 million, respectively, of net operating revenues and $18.1 million and $18.4 million, respectively, of income from continuing operations, generated from seven hospitals operated by us under operating lease arrangements. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the respective assets and the future lease obligations under these arrangements are not recorded in our consolidated balance sheet. Lease payments under these arrangements are included in rent expense and totaled approximately $16.5 million and $16.7 million for the years ended December 31, 2009 and 2008, respectively. The current terms of these operating leases expire between June 2012 and December 2020, not including lease extension options. If we allow these leases to expire, we would no longer generate revenues nor incur expenses from these hospitals.

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
     As described more fully in Note 15 of the Notes to Consolidated Financial Statements, at December 31, 2009, we have certain cash obligations for replacement facilities and other construction commitments of $594.4 million and open purchase orders for $201.1 million.
Noncontrolling Interests
     We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of December 31, 2009, we have hospitals in 23 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also had a non-profit entity as a partner. In addition, we own three other hospitals with noncontrolling interests owned by non-profit entities. During 2009, we sold noncontrolling interests in six of our hospitals, including additional noncontrolling interests in hospitals with existing physician ownership, for total consideration of $19.3 million. During 2008, we sold noncontrolling interests in seven of our hospitals, including additional noncontrolling interests in hospitals with existing physician ownership, for total consideration of $82.1 million. Effective June 1, 2009, we acquired from Akron General Medical Center the remaining 20% noncontrolling interest in Massillon Community Health System, LLC not then owned by us. This entity indirectly owns and operates Affinity Medical Center of Massillon, Ohio. The purchase price for this noncontrolling interest was $1.1 million in cash. Affinity Medical Center is now wholly-owned by us. Effective June 30, 2008, we acquired the remaining 35% noncontrolling interest in Affinity Health Systems, LLC which indirectly owns and operates Trinity Medical Center (560 licensed beds) in Birmingham, Alabama, from Baptist Health Systems, Inc. of Birmingham, Alabama (“Baptist”), giving us 100% ownership of that facility. The purchase price to acquire this interest was $51.5 million in cash and the cancellation of a promissory note issued by Baptist to Affinity Health Systems, LLC in the original principal amount of $32.8 million. Effective November 14, 2008, we acquired from Willamette Community Health Solutions all of its noncontrolling interest in MWMC Holdings, LLC, which indirectly owns a controlling interest in and operates McKenzie-Willamette Medical Center of Springfield, Oregon. This acquisition resulted from a put right held by Willamette Community Health Solutions in connection with the 2003 transaction establishing the joint venture. The purchase price for this noncontrolling interest was $22.7 million in cash. Physicians affiliated with Oregon Health Resources, Inc. continue to own a noncontrolling interest in the hospital. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $368.9 million and $348.8 million as of December 31, 2009 and 2008, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $64.8 million and $61.5 million as of December 31, 2009 and 2008, respectively, and the amount of net income attributable to noncontrolling interests was $63.2 million, $34.4 million and $14.4 million for the years ended December 31, 2009, 2008 and 2007, respectively.

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
Critical Accounting Policies
     The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our consolidated financial statements. Actual results may differ from these estimates under different assumptions or conditions.
     Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described below. For a detailed discussion on the application of these and other accounting policies, see Note 1 in the Notes to the Consolidated Financial Statements included under Item 8 of this Report.
Third Party Reimbursement
     Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% from our estimated reimbursement percentage, net income for the year ended December 31, 2009 would have changed by approximately $24.6 million, and net accounts receivable would have changed by $40.0 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the years ended December 31, 2009, 2008 and 2007.
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
     We estimate the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and, if present, anticipated changes in trends. For all other non self-pay payor categories we reserve 100% of all accounts aging over 365 days from the date of discharge. The percentage used to reserve for all self-pay accounts is based on our collection history. We believe that we collect substantially all of our third-party insured receivables which include receivables from governmental agencies. During the quarter ended December 31, 2007, in conjunction with our ongoing process of monitoring the net realizable value of our accounts receivable, as well as integrating the methodologies, data and assumptions used by the former Triad management, we performed various analyses, including updating a review of historical cash collections. As a result of these analyses, we noted deterioration in certain key cash collection indicators.
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
     The resulting impact of the above, net of taxes, for the year ended December 31, 2007 was a decrease to income from continuing operations of $105.4 million. We believe this lower collectability was primarily the result of an increase in the number of patients qualifying for charity care, reduced enrollment in certain state Medicaid programs and an increase in the number of indigent non-resident aliens. Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% from our estimated collection percentage as a result of a change in expected recoveries, net income for the year ended December 31, 2009 would have changed by $14.4 million, and net accounts receivable would have changed by $23.5 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, and the impact of recent acquisitions and dispositions.
     Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.5 billion at December 31, 2009 and 2008, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.
     All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.
     Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.
     Days revenue outstanding was 48 days at December 31, 2009 and 53 days at December 31, 2008. Our target range for days revenue outstanding is from 46 to 56 days.
     Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $6.1 billion as of December 31, 2009 and approximately $5.5 billion as of December 31, 2008.
     The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	As of
	December 31,
	2009	2008
Insured receivables	62.4%	67.0%
Self-pay receivables (a)	37.6%	33.0%

Total	100.0%	100.0%

(a)	The increase in self-pay accounts receivable as a percentage of total gross accounts receivable is primarily the result of the former Triad hospitals utilizing our internal collection agency. This began for some hospitals in 2008 and others in 2009. Prior to utilizing our internal collection agency, such accounts were written off and sent to outside collection agencies.
     For the hospital segment, the combined total of the allowance for doubtful accounts and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 82% at December 31, 2009 and 80% at December 31, 2008. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 89% at December 31, 2009 and 2008.
Goodwill and Other Intangibles
     Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. We have selected September 30th as our annual testing date. Based on the results of our most recent annual impairment test, we have concluded that we do not have any reporting units that are at risk of failing step one of the goodwill impairment test.
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
     The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.3%, 2.6% and 4.1% in 2009, 2008 and 2007, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of income.
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
     The following table presents the amounts of our accrual for professional liability claims and approximate amounts of our activity for each of the respective years listed (excludes premiums for excess insurance coverage) (in thousands):

	Year Ended December 31,
	2009	2008	2007
Accrual for professional liability claims, January 1	$350,579	$300,184	$104,161

Liability acquired through acquisition:
Gross liability acquired	—	—	197,453
Discount of liability acquired	—	—	(26,309)

Discounted liability acquired	—	—	171,144

Expense (income) related to(1):
Current accident year	136,424	110,010	73,039
Prior accident years	(6,702)	(15,826)	7,158
Expense (income) from discounting	11,515	11,499	(1,040)

Total incurred loss and loss expense	141,237	105,683	79,157

Paid claims and expenses related to:
Current accident year	(1,387)	(688)	(701)
Prior accident years	(59,204)	(54,600)	(53,577)

Total paid claims and expenses	(60,591)	(55,288)	(54,278)

Accrual for professional liability claims, December 31	$431,225	$350,579	$300,184

(1)	Total expense, including premiums for insured coverage, was $176.4 million in 2009, $136.6 million in 2008 and $99.7 million in 2007.
     The increase in current accident year claims expense in each year from 2007 to 2009 is consistent with the increase in net operating revenues during these periods. Income/expense related to prior accident years reflects changes in estimates resulting from the filing of claims for prior year incidents, claim settlements, updates from litigation, and our ongoing investigation of open claims. Expense/income from discounting reflects the changes in the weighted-average risk-free interest rate used and timing of estimated payments for discounting in each year.
     We are primarily self-insured for these claims; however, we obtain excess insurance that transfers the risk of loss to a third-party insurer for claims in excess of our self-insured retentions. Our excess insurance is underwritten on a claims-made basis. For claims reported prior to June 1, 2002, substantially all of our professional and general liability risks were subject to a $0.5 million per occurrence self-insured retention and for claims reported from June 1, 2002 through June 1, 2003, these self-insured retentions were $2.0 million per occurrence. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially all claims reported on or after June 1, 2005 are self-insured up to $5 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers us for liabilities in excess of the self-insured retentions. The excess coverage consists of multiple layers of insurance, the sum of which totals up to $95 million per occurrence and in the aggregate for claims reported on or after June 1, 2003 and up to $145 million per occurrence and in the aggregate for claims incurred and reported after January 1, 2008. For certain policy years, if the first aggregate layer of excess coverage becomes fully utilized, then the self-insured retention could increase to $10 million per claim for any subsequent claims in that policy year until our total aggregate coverage is met.
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
Income Taxes
     We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these deferred tax assets, subject to the valuation allowance we have established. In 2009, we made adjustments to our deferred tax assets and liabilities resulting from a revaluation of these items and a decrease in our effective state tax rate that resulted in a net tax benefit of $3.0 million.
     The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, is approximately $9.4 million as of December 31, 2009. It is our policy to recognize interest and penalties accrued related to unrecognized benefits in our consolidated statements of income as income tax expense. Adjustments for purchase business combinations generally impact goodwill and do not affect net income. During the year ended December 31, 2009, we decreased liabilities by approximately $0.4 million and recorded $0.6 million in interest and penalties related to prior state income tax returns through our income tax provision from continuing operations, which are included in our liability for uncertain tax positions at December 31, 2009. A total of approximately $2.0 million of interest and penalties is included in the amount of liability for uncertain tax positions at December 31, 2009. During the year ended December 31, 2009, we released $0.6 million for income taxes and $0.2 million for accrued interest of our liability for uncertain tax positions, as a result of the expiration of the statute of limitations pertaining to tax positions taken in prior years relative to state tax positions.
     We believe it is reasonably possible that approximately $6.4 million of our current unrecognized tax benefit may be recognized within the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities.
     We, or one of our subsidiaries, file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We have extended the federal statute of limitations for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003. We are currently under examination by the IRS regarding the federal tax return of Triad for the tax periods ended December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. We believe the results of this examination will not be material to our consolidated results of operations or consolidated financial position. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2006 and federal income tax examinations with respect to Community Health Systems, Inc. federal returns for years prior to 2006.
     Prior to January 1, 2009, income attributable to noncontrolling interests was deducted from earnings before arriving at income from continuing operations. With the adoption of certain updates to the U.S. GAAP related to consolidations effective January 1, 2009, the income attributable to noncontrolling interests has been reclassified below net income and therefore is no longer deducted in arriving at income from continuing operations. However, the provision for income taxes does not change because those less than wholly-owned consolidated subsidiaries attribute their taxable income to their respective investors. Accordingly, we will not pay tax on the income attributable to the noncontrolling interests. As a result of separately reporting income that is taxed to others, our effective tax rate on continuing operations before income taxes, as reported on the face of the financial statements is 31.7%, 34.9% and 37.2% for the years ended December 31, 2009, 2008 and 2007, respectively. However, the actual effective tax rate that is attributable to our share of income from continuing operations before income taxes (income from continuing operations before income taxes, as presented on the face of the statement of income, less income from continuing operations attributable to noncontrolling interests of $62.9 million, $34.9 million and $13.4 million for the years ended December 31, 2009, 2008 and 2007, respectively) is 36.9%, 38.7% and 42.4% for the years ended December 31, 2009, 2008 and 2007, respectively.

Recent Accounting Pronouncements
     On January 1, 2010, we adopted the revisions to U.S. GAAP related to the accounting and consolidation requirements for variable interest entities. These revisions significantly change the criteria in determining the primary beneficiary of a variable interest entity, or VIE, from a more quantitative model to both a quantitative and qualitative evaluation of the enterprise that has (1) the power to direct the activities that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive returns that could be potentially significant to the VIE. Additionally, this guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. Given our limited amount of activity with entities for which these provisions would apply, the adoption of this standard is not expected to have a material effect on our consolidated results of operations or financial position, either upon adoption or into the foreseeable future.
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
     We are exposed to interest rate changes, primarily as a result of our Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources.” We do not anticipate any material changes in our primary market risk exposures in 2010. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so.
     A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $2.5 million in 2009, $13 million in 2008 and $14 million in 2007.

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Franklin, Tennessee
We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community Health Systems, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
As discussed in Note 3 to the consolidated financial statements, the Company adopted revisions to accounting principles generally accepted in the United States of America related to business combinations effective January 1, 2009.
As discussed in Note 1 to the consolidated financial statements, the Company adopted revisions to accounting principles generally accepted in the United States of America and changed its method of accounting and financial statement presentation for noncontrolling interests in equity of consolidated subsidiaries in 2009, 2008, and 2007.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2010 expressed an unqualified opinion on the Company’s internal control over financial reporting.
/s/ Deloitte & Touche LLP

Nashville, Tennessee
February 25, 2010

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2009	2008	2007
	(In thousands, except share and per share data)
Net operating revenues	$12,107,613	$10,919,095	$7,095,861

Operating costs and expenses:
Salaries and benefits	4,842,330	4,367,664	2,895,105
Provision for bad debts	1,460,307	1,218,612	886,985
Supplies	1,685,493	1,531,376	940,525
Other operating expenses	2,237,475	2,099,010	1,434,617
Rent	247,132	231,167	153,695
Depreciation and amortization	566,211	499,386	313,322

Total operating costs and expenses	11,038,948	9,947,215	6,624,249

Income from operations	1,068,665	971,880	471,612
Interest expense, net of interest income of $3,561, $7,057, and $8,181 in 2009, 2008, and 2007, respectively	648,964	652,468	362,065
(Gain) loss from early extinguishment of debt	(2,385)	(2,525)	27,388
Equity in earnings of unconsolidated affiliates	(36,521)	(42,063)	(25,132)
Impairment of long-lived and other assets	12,477	5,000	—

Income from continuing operations before income taxes	446,130	359,000	107,291
Provision for income taxes	141,325	125,273	39,860

Income from continuing operations	304,805	233,727	67,431
Discontinued operations, net of taxes:
Income (loss) from operations of hospitals sold and hospitals held for sale	1,977	9,427	(4,199)
(Loss) gain on sale of hospitals, net	(405)	9,580	(2,594)
Impairment of long-lived assets of hospitals held for sale	—	—	(15,947)

Income (loss) from discontinued operations	1,572	19,007	(22,740)
Net income	306,377	252,734	44,691
Less: Net income attributable to noncontrolling interests	63,227	34,430	14,402

Net income attributable to Community Health Systems, Inc.	$243,150	$218,304	$30,289

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders per share (1):
Basic	$2.67	$2.13	$0.58

Diluted	$2.64	$2.11	$0.57

Discontinued operations attributable to Community Health Systems, Inc. common stockholders per share (1):
Basic	$0.01	$0.21	$(0.25)

Diluted	$0.01	$0.21	$(0.25)

Net income attributable to Community Health Systems, Inc. common stockholders per share (1):
Basic	$2.68	$2.34	$0.32

Diluted	$2.66	$2.32	$0.32

Weighted-average number of shares outstanding:
Basic	90,614,886	93,371,782	93,517,337

Diluted	91,517,274	94,288,829	94,642,294

(1)	Total per share amounts may not add due to rounding.
See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$344,541	$220,655
Patient accounts receivable, net of allowance for doubtful accounts of $1,417,188 and $1,111,131 at December 31, 2009 and December 31, 2008, respectively	1,617,903	1,625,470
Supplies	302,609	275,696
Prepaid income taxes	45,414	92,710
Deferred income taxes	80,714	91,875
Prepaid expenses and taxes	89,475	73,792
Other current assets (including assets of hospitals held for sale of $0 and $25,505 at December 31, 2009 and 2008, respectively)	194,339	224,852

Total current assets	2,674,995	2,605,050

Property and equipment:
Land and improvements	537,307	510,292
Buildings and improvements	4,806,542	4,495,568
Equipment and fixtures	2,443,407	2,104,497

	7,787,256	7,110,357

Less accumulated depreciation and amortization	(1,655,010)	(1,215,952)

Property and equipment, net	6,132,246	5,894,405

Goodwill	4,157,927	4,166,091

Other assets, net of accumulated amortization of $197,880 and $158,532 in 2009 and 2008, respectively (including assets of hospitals held for sale of $0 and $145,799 at December 31, 2009 and 2008, respectively)	1,056,304	1,152,708

Total assets	$14,021,472	$13,818,254

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$66,470	$33,904
Accounts payable	428,565	532,595
Deferred income taxes	28,397	6,740
Accrued liabilities:
Employee compensation	500,101	432,385
Interest	145,201	153,234
Other (including liabilities of hospitals held for sale of $0 and $67,190 at December 31, 2009 and 2008, respectively)	289,062	350,559

Total current liabilities	1,457,796	1,509,417

Long-term debt	8,844,638	8,938,185

Deferred income taxes	475,812	460,793

Other long-term liabilities	858,952	888,557

Total liabilities	11,637,198	11,796,952

Redeemable noncontrolling interests in equity of consolidated subsidiaries	368,857	348,816

Commitments and contingencies (Note 15)

EQUITY
Community Health Systems, Inc. stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 94,013,537 shares issued and 93,037,988 shares outstanding at December 31, 2009 and 92,483,166 shares issued and 91,507,617 shares outstanding at December 31, 2008	940	925
Additional paid-in capital	1,158,359	1,136,108
Treasury stock, at cost, 975,549 shares at December 31, 2009 and December 31, 2008	(6,678)	(6,678)
Accumulated other comprehensive income (loss)	(221,385)	(295,575)
Retained earnings	1,019,399	776,249

Total Community Health Systems, Inc. stockholders’ equity	1,950,635	1,611,029
Noncontrolling interests in equity of consolidated subsidiaries	64,782	61,457

Total equity	2,015,417	1,672,486

Total liabilities and equity	$14,021,472	$13,818,254

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Community Health Systems, Inc. Stockholders
							Accumulated
	Redeemable			Additional			Other
	Noncontrolling	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Noncontrolling
	Interests	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interests	Total
						(In thousands, except share data)
BALANCE, December 31, 2006 (as previously reported)	$—	95,026,494	$950	$1,195,947	(975,549)	$(6,678)	$5,798	$527,656	$—	$1,723,673

January 1, 2007 adjustment to non- controlling interests from adoption of updates to U.S. GAAP	23,478	—	—	(4,976)	—	—	—	—	5,057	81

Balance, December 31, 2006 (as adjusted)	23,478	95,026,494	950	1,190,971	(975,549)	(6,678)	5,798	527,656	5,057	1,723,754

Comprehensive income (loss):

Net income	16,243	—	—	—	—	—	—	30,289	(1,841)	28,448
Net change in fair value of interest rate swaps, net of tax benefit of $51,223	—	—	—	—	—	—	(91,063)	—	—	(91,063)
Net change in fair value of available for sale securities	—	—	—	—	—	—	237	—	—	237
Adjustment to pension liability, net of tax of $496	—	—	—	—	—	—	3,291	—	—	3,291

Total comprehensive income (loss)	—	—	—	—	—	—	(87,535)	30,289	(1,841)	(59,087)
Noncontrolling interests from acquisition of Triad	284,737	—	—	—	—	—	—	—	59,201	59,201
Net contributions (distributions) to noncontrolling interests	5,345	—	—	—	—	—	—	—	(1,308)	(1,308)
Purchase of subsidiary shares from noncontrolling interests	(1,339)	—	—	—	—	—	—	—	(18)	(18)

Sale of less than wholly-owned subsidiaries	—	—	—	—	—	—	—	—	(9,672)	(9,672)
Adjustment to redemption value of redeemable noncontrolling interests	18,535	—	—	(18,535)	—	—	—	—	—	(18,535)
Issuance of common stock in connection with the exercise of options	—	321,535	3	8,362	—	—	—	—	—	8,365

Tax benefit from exercise of options	—	—	—	(2,760)	—	—	—	—	—	(2,760)

Share-based compensation	—	1,263,056	13	38,759	—	—	—	—	—	38,772

BALANCE, December 31, 2007	346,999	96,611,085	966	1,216,797	(975,549)	(6,678)	(81,737)	557,945	51,419	1,738,712

Comprehensive income (loss):

Net income	30,017	—	—	—	—	—	—	218,304	4,410	222,714
Net change in fair value of interest rate swaps, net of tax benefit of $112,915	—	—	—	—	—	—	(200,737)	—	—	(200,737)
Net change in fair value of available for sale securities	—	—	—	—	—	—	(2,613)	—	—	(2,613)
Adjustment to pension liability, net of tax of $7,262	—	—	—	—	—	—	(10,488)	—	—	(10,488)

Total comprehensive income (loss)							(213,838)	218,304	4,410	8,876
Contributions from noncontrolling interests, net of distributions	7,056	—	—	—	—	—	—	—	29,931	29,931
Purchase of subsidiary shares from noncontrolling interests	(73,581)	—	—	—	—	—	—	—	(22,497)	(22,497)

Sale of less than wholly-owned subsidiaries	—	—	—	—	—	—	—	—	(1,806)	(1,806)
Adjustment to redemption value of redeemable noncontrolling interests	38,325	—	—	(38,325)	—	—	—	—	—	(38,325)

Repurchases of common stock	—	(4,786,609)	(48)	(90,141)	—	—	—	—	—	(90,189)
Issuance of common stock in connection with the exercise of options	—	281,831	3	1,803	—	—	—	—	—	1,806
Cancellation of restricted stock for tax withholdings on vested shares	—	(310,806)	(3)	(5,455)	—	—	—	—	—	(5,458)

Tax benefit from exercise of options	—	—	—	(672)	—	—	—	—	—	(672)

Share-based compensation	—	687,665	7	52,101	—	—	—	—	—	52,108

BALANCE, December 31, 2008	348,816	92,483,166	925	1,136,108	(975,549)	(6,678)	(295,575)	776,249	61,457	1,672,486

Comprehensive income (loss):

Net income	46,716	—	—	—	—	—	—	243,150	16,511	259,661
Net change in fair value of interest rate swaps, net of tax benefit of $42,876	—	—	—	—	—	—	76,225	—	—	76,225
Net change in fair value of available for sale securities	—	—	—	—	—	—	412	—	—	412
Adjustment to pension liability, net of tax of $3,262	—	—	—	—	—	—	(2,447)	—	—	(2,447)

Total comprehensive income (loss)	—	—	—	—	—	—	74,190	243,150	16,511	333,851
Distributions to noncontrolling interests, net of contributions	(27,072)	—	—	—	—	—	—	—	(13,582)	(13,582)
Purchase of subsidiary shares from noncontrolling interests	(5,439)	—	—	3,106	—	—	—	—	396	3,502

Sale of less than wholly-owned subsidiaries	(21,691)	—	—	—	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	27,527	—	—	(27,527)	—	—	—	—	—	(27,527)
Issuance of common stock in connection with the exercise of options	—	680,898	7	12,760	—	—	—	—	—	12,767
Cancellation of restricted stock for tax withholdings on vested shares	—	(328,470)	(3)	(7,117)	—	—	—	—	—	(7,120)

Tax benefit from exercise of options	—	—	—	(3,472)	—	—	—	—	—	(3,472)

Share-based compensation	—	1,177,943	11	44,501	—	—	—	—	—	44,512

BALANCE, December 31, 2009	$368,857	94,013,537	$940	$1,158,359	(975,549)	$(6,678)	$(221,385)	$1,019,399	$64,782	$2,015,417

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2009	2008	2007
		(In thousands)
Cash flows from operating activities:
Net income	$306,377	$252,734	$44,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	566,543	506,694	332,580
Deferred income taxes	34,268	159,870	(39,894)
Stock-based compensation expense	44,501	52,105	38,771
Loss (gain) on sale of hospitals and partnership interest, net	405	(17,687)	3,954
Income tax payable increase (excess tax benefit) relating to stock-based compensation	3,472	(1,278)	(1,216)
(Gain) loss on early extinguishment of debt	(2,385)	(2,525)	27,388
Impairment of long-lived and other assets	12,477	5,000	19,044
Other non-cash expenses, net	22,870	3,577	19,018
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	58,390	(49,578)	128,743
Supplies, prepaid expenses and other current assets	(34,535)	(34,397)	(31,734)
Accounts payable, accrued liabilities and income taxes	86,098	119,869	122,282
Other	(22,052)	62,197	24,811

Net cash provided by operating activities	1,076,429	1,056,581	688,438

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(263,773)	(161,907)	(7,018,048)
Purchases of property and equipment	(576,888)	(692,233)	(522,785)
Proceeds from disposition of hospitals and other ancillary operations	89,514	365,636	109,996
Proceeds from sale of property and equipment	4,019	13,483	4,650
Increase in other non-operating assets	(120,054)	(190,450)	(72,671)

Net cash used in investing activities	(867,182)	(665,471)	(7,498,858)

Cash flows from financing activities:
Proceeds from exercise of stock options	12,759	1,806	8,214
(Income tax payable increase) excess tax benefit relating to stock-based compensation	(3,472)	1,278	1,216
Deferred financing costs	(82)	(3,136)	(182,954)
Stock buy-back	—	(90,188)	—
Proceeds from noncontrolling investors in joint ventures	29,838	14,329	2,351
Redemption of noncontrolling investments in joint ventures	(7,268)	(77,587)	(1,356)
Distributions to noncontrolling investors in joint ventures	(58,963)	(46,890)	(6,645)
Borrowings under credit agreement	200,000	131,277	9,221,627
Repayments of long-term indebtedness	(258,173)	(234,918)	(2,139,025)

Net cash (used in) provided by financing activities	(85,361)	(304,029)	6,903,428

Net change in cash and cash equivalents	123,886	87,081	93,008
Cash and cash equivalents at beginning of period	220,655	133,574	40,566

Cash and cash equivalents at end of period	$344,541	$220,655	$133,574

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1. Business and Summary of Significant Accounting Policies
     Business. Community Health Systems, Inc. is a holding company and operates no business in its own name. On a consolidated basis, Community Health Systems, Inc. and its subsidiaries (collectively the “Company”) own, lease and operate acute care hospitals in non-urban and select urban markets. As of December 31, 2009, the Company owned or leased 122 hospitals, licensed for 18,140 beds in 29 states. Throughout these notes to the consolidated financial statements, Community Health Systems, Inc., (the “Parent”), and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly-traded Parent or any subsidiary of the Parent owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc. References to the Company may include one or more of its subsidiaries.
     As of December 31, 2009, Indiana and Texas represent the only areas of geographic concentration. Net operating revenues generated by the Company’s hospitals in Indiana, as a percentage of consolidated net operating revenues, were 10.9% in 2009, 10.9% in 2008 and 7.8% in 2007. Net operating revenues generated by the Company’s hospitals in Texas, as a percentage of consolidated net operating revenues, were 13.2% in 2009, 13.3% in 2008 and 12.5% in 2007. As a result of the Company’s growth and expansion of services in other states, Pennsylvania no longer represents an area of geographic concentration, as it did at December 31, 2007.
     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates under different assumptions or conditions.
     Principles of Consolidation. The consolidated financial statements include the accounts of the Parent, its subsidiaries, all of which are controlled by the Parent through majority voting control, and variable interest entities for which the Company is the primary beneficiary. All significant intercompany accounts and transactions have been eliminated. Noncontrolling interests in less-than-wholly-owned consolidated subsidiaries of the Parent are presented as a component of total equity to distinguish between the interests of the Parent and the interests of the noncontrolling owners. Revenues, expenses and income from continuing operations from these subsidiaries are included in the consolidated amounts as presented on the consolidated statements of income, along with a net income measure that separately presents the amounts attributable to the controlling interests and the amounts attributable to the noncontrolling interests for each of the periods presented. Noncontrolling interests that are redeemable or may become redeemable at a fixed or determinable price at the option of the holder or upon the occurrence of an event outside of the control of the Company are presented in mezzanine equity on the consolidated balance sheets.
     Cost of Revenue. The majority of the Company’s operating expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee offices and former offices in Brentwood, Tennessee and Plano, Texas, which were $157.9 million, $167.2 million and $133.4 million for the years ended December 31, 2009, 2008 and 2007, respectively. Included in these amounts is stock-based compensation of $44.5 million, $52.1 million and $38.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     Cash Equivalents. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.
     Supplies. Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Marketable Securities. The Company’s marketable securities are classified as trading or available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Interest and dividends on securities classified as available-for-sale or trading are included in net operating revenue and were not material in all periods presented. Accumulated other comprehensive income (loss) included an unrealized gain of $0.4 million at December 31, 2009 and an unrealized loss of $2.6 million at December 31, 2008, related to these available-for-sale securities.
     Property and Equipment. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land and improvements (2 to 15 years; weighted average useful life is 14 years), buildings and improvements (5 to 40 years; weighted average useful life is 24 years) and equipment and fixtures (4 to 18 years; weighted average useful life is 8 years). Costs capitalized as construction in progress were $130.5 million and $196.4 million at December 31, 2009 and 2008, respectively. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Interest capitalized related to construction in progress was $16.7 million, $22.1 million and $19.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Purchases of property and equipment accrued in accounts payable and not yet paid were $39.6 million and $31.6 million at December 31, 2009 and 2008, respectively.
     The Company also leases certain facilities and equipment under capital leases (see Note 9). Such assets are amortized on a straight-line basis over the lesser of the term of the lease or the remaining useful lives of the applicable assets.
     Goodwill. Goodwill represents the excess cost over the fair value of net assets acquired. Goodwill arising from business combinations is not amortized. Goodwill is required to be evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company has selected September 30th as its annual testing date.
     Other Assets. Other assets primarily consist of costs associated with the issuance of debt, which are included in interest expense over the life of the related debt using the effective interest method, and costs to recruit physicians to the Company’s markets, which are deferred and amortized in amortization expense over the term of the respective physician recruitment contract, which is generally three years. Long-term assets held for sale at December 31, 2008 are also included in other assets.
     Third-Party Reimbursement. Net patient service revenue is reported at the estimated net realizable amount from patients, third party-payors and others for services rendered. Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems, provisions of cost-reimbursement and other payment methods. Approximately 36.9% of net operating revenues for the year ended December 31, 2009, 36.6% of net operating revenues for the year ended December 31, 2008 and 39.3% of net operating revenues for the year ended December 31, 2007, are related to services rendered to patients covered by the Medicare and Medicaid programs. Revenues from Medicare outlier payments are included in the amounts received from Medicare and were approximately 0.43% of net operating revenues for 2009, 0.55% of net operating revenues for 2008, and 0.42% of net operating revenues for 2007. In addition, the Company is reimbursed by non-governmental payors using a variety of payment methodologies. Amounts received by the Company for treatment of patients covered by such programs are generally less than the standard billing rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net operating revenues. These net operating revenues are an estimate of the net realizable amount due from these payors. The process of estimating contractual allowances requires the Company to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments the Company receives could be different from the amounts it estimates and records. Final settlements under certain of these programs are subject to adjustment based on administrative review and audit by third parties. Adjustments to the estimated billings are recorded in the periods that such adjustments become known. Adjustments to previous program reimbursement estimates are accounted for as contractual allowance adjustments and reported in the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenue and net income by an insignificant amount in each of the years ended December 31, 2009, 2008 and 2007.
     Amounts due to third-party payors were $78.1 million and $87.9 million as of December 31, 2009 and 2008, respectively, and are included in accrued liabilities-other in the accompanying consolidated balance sheets. Amounts due from third party payors were $96.0 million and $73.6 million as of December 31, 2009 and 2008, respectively, and are included in other current assets in the accompanying consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2006.
     Net Operating Revenues. Net operating revenues are recorded net of provisions for contractual allowance of approximately $31.5 billion, $26.6 billion and $16.7 billion in 2009, 2008 and 2007, respectively. Net operating revenues are recognized when services are provided and are reported at the estimated net realizable amount from patients, third-party payors and others for services rendered. Also included in the provision for contractual allowance shown above is the value of administrative and other discounts provided to self-pay patients eliminated from net operating revenues which was $544.2 million, $456.0 million and $266.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. In the ordinary course of business, the Company renders services to patients who are financially unable to pay for hospital care. Included in the provision for contractual allowance shown above is the value (at the Company’s standard charges) of these services to patients who are unable to pay that is eliminated from net operating revenues when it is determined they qualify under the Company’s charity care policy. The value of these services was $472.4 million, $384.1 million and $322.2 million for the years ended December 31, 2009, 2008 and 2007, respectively. In the fourth quarter of 2007, in conjunction with an analysis of the net realizable value of accounts receivable, which included updating the Company’s analysis of historical cash collections, as well as conforming estimation methodologies with those of the hospitals acquired from Triad Hospitals, Inc. (“Triad”), the Company revised its methodology with respect to its estimate of contractual allowances for estimated amounts of self-pay accounts receivable that will ultimately qualify as charity care, or that will ultimately qualify for Medicaid, indigent care or other specific governmental reimbursement. Previous estimates of uncollectible amounts for such receivables were included in the Company’s bad debt reserves for each period. The impact of these changes in estimates decreased net operating revenues approximately $96.3 million for the year ended December 31, 2007.
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
     The Company used these new inputs and assumptions regarding Medicaid — pending, charity — pending, and indigent non-resident alien in conjunction with the new data developed in the fourth quarter of 2007, as described above to evaluate the realizability of accounts receivable and to revise the Company’s estimate of contractual allowances for estimated amounts of self-pay accounts receivable that will ultimately qualify as charity care, or that

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
will ultimately qualify for Medicaid, indigent care or other specific governmental reimbursement, resulting in an increase to the Company’s contractual reserves of $96.3 million as of December 31, 2007. Previous estimates of uncollectible amounts for such receivables were included in the Company’s bad debt reserves for each period.
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
     The resulting impact of the above, net of taxes, for the year ended December 31, 2007 was a decrease to income from continuing operations of $105.4 million. The Company believes this lower collectability was primarily the result of an increase in the number of patients qualifying for charity care, reduced enrollment in certain state Medicaid programs and an increase in the number of indigent non-resident aliens. Collections are impacted by the economic ability of patients to pay and the effectiveness of the Company’s collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect the Company’s collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires the Company to estimate the collectability of self-pay accounts receivable, which is primarily based on its collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third-party payors could affect the Company’s estimates of accounts receivable collectability.
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
     Physician Income Guarantees. The Company enters into physician recruiting agreements under which it supplements physician income to a minimum amount over a period of time, typically one year, while the physicians establish themselves in the community. As part of the agreements, the physicians are committed to practice in the community for a period of time, typically three years, which extends beyond their income guarantee period. The Company records an asset and liability for the estimated fair value of minimum revenue guarantees on new agreements. Adjustments to the ultimate value of the guarantee paid to physicians are recognized in the period that the change in estimate is identified. The Company amortizes an asset over the life of the agreement. As of December 31, 2009 and 2008, the unamortized portion of these physician income guarantees was $41.2 million and $49.1 million, respectively.
     Concentrations of Credit Risk. The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the only significant concentration of credit risk from payors. Accounts receivable, net of contractual allowances, from Medicare were $241.3 million and $256.6 million as of December 31, 2009 and 2008, respectively, representing 7.9% and 9.4% of consolidated net accounts receivable, before allowance for doubtful accounts, as of December 31, 2009 and 2008, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
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
     Accumulated Other Comprehensive Income (Loss) consists of the following (in thousands):

				Accumulated
	Change in Fair	Change in Fair	Adjustment	Other
	Value of Interest	Value of Available	to Pension	Comprehensive
	Rate Swaps	for Sale Securities	Liability	Income (Loss)
Balance as of December 31, 2007	$(77,748)	$1,021	$(5,010)	$(81,737)
2008 Activity, net of tax	(200,737)	(2,613)	(10,488)	(213,838)

Balance as of December 31, 2008	(278,485)	(1,592)	(15,498)	(295,575)

2009 Activity, net of tax	76,225	412	(2,447)	74,190

Balance as of December 31, 2009	$(202,260)	$(1,180)	$(17,945)	$(221,385)

     Segment Reporting. A public company is required to report annual and interim financial and descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Aggregation of similar operating segments into a single reportable operating segment is permitted if the businesses have similar economic characteristics and meet the criteria established by U.S. GAAP.
     The Company operates in three distinct operating segments, represented by the hospital operations (which includes the Company’s acute care hospitals and related healthcare entities that provide inpatient and outpatient healthcare services), the home care agencies operations (which provide outpatient care generally in the patient’s home), and the hospital management services business (which provides executive management and consulting services to independent acute care hospitals). U.S. GAAP requires (1) that financial information be disclosed for operating segments that meet a 10% quantitative threshold of the consolidated totals of net revenue, profit or loss, or total assets; and (2) that the individual reportable segments disclosed contribute at least 75% of total consolidated net revenue. Based on these measures, only the hospital operations segment meets the criteria as a separate reportable segment. Financial information for the home care agencies and management services segments do not meet the quantitative thresholds and are therefore combined with corporate into the all other reportable segment.
     Derivative Instruments and Hedging Activities. The Company records derivative instruments (including certain derivative instruments embedded in other contracts) on the consolidated balance sheet as either an asset or liability measured at its fair value. Changes in a derivative’s fair value are recorded each period in earnings or other comprehensive income (“OCI”), depending on whether the derivative is designated and is effective as a hedged transaction, and on the type of hedge transaction. Changes in the fair value of derivative instruments recorded to OCI are reclassified to earnings in the period affected by the underlying hedged item. Any portion of the fair value of a derivative instrument determined to be ineffective under the standard is recognized in current earnings.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The Company has entered into several interest rate swap agreements. See Note 7 for further discussion about the swap transactions.
     New Accounting Pronouncement. On January 1, 2010, the Company adopted the revisions to U.S. GAAP related to the accounting and consolidation requirements for variable interest entities. These revisions significantly change the criteria in determining the primary beneficiary of a variable interest entity (“VIE”) from a more quantitative model to both a quantitative and qualitative evaluation of the enterprise that has (1) the power to direct the activities that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive returns that could be potentially significant to the VIE. Additionally, this guidance requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE and requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. Given the Company’s limited amount of activity with entities for which these provisions would apply, the adoption of this standard is not expected to have a material effect on the Company’s consolidated results of operations or financial position, either upon adoption or into the foreseeable future.
     Reclassifications. Certain amounts in the consolidated balance sheets and consolidated statements of income for all periods presented have been reclassified to reflect the adoption of changes to U.S. GAAP related to the presentation of noncontrolling interests, the provisions of which, among other things, require that minority interests be renamed noncontrolling interests and presented as a component of total equity on the consolidated balance sheets. Additionally, these changes require the presentation of a consolidated net income measure that includes the amounts attributable to both the controlling and noncontrolling interests for all periods presented. There was no impact to net income attributable to the Company for all periods presented as a result of these changes.
     During the three months ended June 30, 2009, the Company decided to retain a hospital and related businesses previously classified as held for sale. Results of operations for all periods presented have been restated to include this retained hospital and related businesses, which were previously reported as discontinued operations. The consolidated balance sheets for each of the periods presented have been restated to present the assets and liabilities previously reported as held for sale in the applicable financial statement line items.
2. Accounting for Stock-Based Compensation
     Stock-based compensation awards are granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (the “2000 Plan”) and the Community Health Systems, Inc. 2009 Stock Option and Award Plan (the “2009 Plan”).
     The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (“IRC”), as well as stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units, phantom stock and other share awards. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2000 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10 year contractual term, options granted in 2005 through 2007 have an eight year contractual term and options granted in 2008 and 2009 have a 10 year contractual term. The exercise price of all options granted under the 2000 Plan is equal to the fair value of the Company’s common stock on the option grant date. As of December 31, 2009, 4,064,612 shares of unissued common stock remain available for future grants under the 2000 Plan.
     The 2009 Plan, which was adopted by the Board of Directors of the Parent as of March 24, 2009 and approved by stockholders on May 19, 2009, provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. The duration of any option granted under the 2009 Plan will be determined by the Company’s compensation committee. Generally, however, no option may be exercised more than 10 years from the date of grant, provided that the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
compensation committee may provide that a stock option may, upon the death of the grantee, be exercised for up to one year following the date of death even if such period extends beyond 10 years. As of December 31, 2009, no grants had been made under the 2009 Plan, with 3,500,000 shares of unissued common stock remaining reserved for future grants.
     The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in thousands):

	Year Ended
	December 31,
	2009	2008	2007
Effect on income from continuing operations before income taxes	$(44,501)	$(52,105)	$(38,771)

Effect on net income	$(26,986)	$(31,655)	$(23,541)

     At December 31, 2009, $40.3 million of unrecognized stock-based compensation expense was expected to be recognized over a weighted-average period of 20 months. Of that amount, $13.5 million related to outstanding unvested stock options expected to be recognized over a weighted-average period of 17 months and $26.9 million relates to outstanding unvested restricted stock, restricted stock units and phantom shares expected to be recognized over a weighted-average period of 21 months. There were no modifications to awards during 2009, 2008, or 2007.
     The fair value of stock options was estimated using the Black Scholes option pricing model with the assumptions and weighted-average fair values during the years ended December 31, 2009, 2008 and 2007, as follows:

	Year Ended
	December 31,
	2009	2008	2007
Expected volatility	40.7%	24.9%	24.4%
Expected dividends	0	0	0
Expected term	4 years	4 years	4 years
Risk-free interest rate	1.64%	2.53%	4.48%
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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Options outstanding and exercisable under the 2000 Plan as of December 31, 2009, and changes during each of the years in the three-year period ended December 31, 2009 were as follows (in thousands, except share and per share data):

			Weighted
			Average	Aggregate
		Weighted	Remaining	Intrinsic
		Average	Contractual	Value as of
		Exercise	Term	December 31,
	Shares	Price	(In Years)	2009
Outstanding at December 31, 2006	5,482,528	$26.48
Granted	3,544,000	37.79
Exercised	(295,854)	26.89
Forfeited and cancelled	(291,659)	35.70

Outstanding at December 31, 2007	8,439,015	30.90
Granted	1,251,000	31.89
Exercised	(281,831)	22.10
Forfeited and cancelled	(644,100)	35.71

Outstanding at December 31, 2008	8,764,084	30.97
Granted	1,313,000	19.43
Exercised	(680,898)	18.74
Forfeited and cancelled	(442,105)	31.27

Outstanding at December 31, 2009	8,954,081	$30.19	5.7 years	$59,304

Exercisable at December 31, 2009	6,089,995	$30.94	4.7 years	$36,509

     The weighted-average grant date fair value of stock options granted during the years ended December 31, 2009, 2008 and 2007, was $6.61, $7.56 and $10.24, respectively. The aggregate intrinsic value represents the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period and the exercise price of the respective stock options based on the closing market price of the Company’s common stock at December 31, 2009 of $35.60. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2009, 2008 and 2007 was $7.6 million, $3.4 million and $3.5 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.
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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     Restricted stock outstanding under the 2000 Plan as of December 31, 2009, and changes during each of the years in the three-year period ended December 31, 2009 were as follows:

		Weighted
		Average
		Grant Date
		Fair
	Shares	Value
Unvested at December 31, 2006	969,691	$36.05
Granted	1,392,000	38.70
Vested	(384,646)	35.47
Forfeited	(20,502)	36.73

Unvested at December 31, 2007	1,956,543	38.04
Granted	795,500	31.99
Vested	(960,001)	37.64
Forfeited	(107,835)	35.62

Unvested at December 31, 2008	1,684,207	35.57
Granted	1,188,814	18.45
Vested	(965,478)	37.08
Forfeited	(10,002)	32.52

Unvested at December 31, 2009	1,897,541	$24.09

     On February 25, 2009, under the 2000 Plan, each of the Company’s outside directors received a grant of shares of phantom stock equal in value to $130,000 divided by the closing price of the Company’s common stock on that date ($18.18), or 7,151 shares per director (a total of 42,906 shares of phantom stock). Pursuant to a March 24, 2009 amendment to the 2000 Plan, future grants of this type will be denominated as “restricted stock unit” awards. On May 19, 2009, the newly elected outside director received a grant of 7,151 restricted stock units under the 2000 Plan, having a value at the time of grant of $180,706 based upon the closing price of the Company’s common stock on that date of $25.27. Vesting of these shares of phantom stock and restricted stock units occurs in one-third increments on each of the first three anniversaries of the award date. As of December 31, 2009, there were 50,057 shares of phantom stock and restricted stock units unvested at a weighted-average grant date fair value of $19.19. None of these grants were vested or canceled during the year ended December 31, 2009.
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

	Year Ended
	December 31,
	2009	2008
Directors’ fees earned and deferred into plan	$80	$91

Equivalent units	3,284.028	3,410.470

     At December 31, 2009, a total of 20,103.030 units were deferred in the plan with an aggregate fair value of $0.7 million, based on the closing market price of the Company’s common stock at December 31, 2009 of $35.60.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
3. Acquisitions and Divestitures of Hospitals
Triad Acquisition
     On July 25, 2007, the Company completed its acquisition of Triad. Triad owned and operated 50 hospitals with 49 hospitals located in 17 states in non-urban and middle market communities and one hospital located in the Republic of Ireland.
     As of December 31, 2009, eight of the hospitals acquired from Triad have been sold. As a result of its acquisition of Triad, the Company also provides management and consulting services on a contract basis to independent hospitals, through its subsidiary, Quorum Health Resources, LLC. The Company acquired Triad for approximately $6.9 billion, including the assumption of approximately $1.7 billion of existing indebtedness.
     In connection with the consummation of the acquisition of Triad, the Company’s wholly-owned subsidiary CHS/Community Health Systems, Inc. (“CHS”) obtained approximately $7.2 billion of senior secured financing under a new credit facility (the “Credit Facility”) and issued approximately $3.0 billion aggregate principal amount of 8.875% senior notes due 2015 (the “Notes”). The Company used the net proceeds of $3.0 billion from the Notes offering and the net proceeds of approximately $6.1 billion of term loans under the Credit Facility to acquire the outstanding shares of Triad, to refinance certain of Triad’s indebtedness and the Company’s indebtedness, to complete certain related transactions, to pay certain costs and expenses of the transactions and for general corporate uses. This Credit Facility also provides an additional $750 million revolving credit facility and had provided a $400 million delayed draw term loan facility for future acquisitions, working capital and general corporate purposes. As of December 31, 2007, the $400 million delayed draw term loan was reduced to $300 million at the request of the Company. As of December 31, 2008, $100 million of the delayed draw term loan had been drawn by the Company, reducing the delayed draw term loan availability to $200 million at that date. In January 2009, the Company drew down the remaining $200 million of the delayed draw term loan.
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
     The allocation process required the analysis of acquired fixed assets, contracts, contractual commitments, and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. The Company completed the allocation of the total cost of the Triad acquisition in the third quarter of 2008 and made a final analysis and adjustment as of December 31, 2008 to deferred tax accounts based on the final cost allocation, resulting in approximately $2.8 billion of goodwill being recorded with respect to the Triad acquisition.
Other Acquisitions
     On December 31, 2009, one or more subsidiaries of the Company completed a transaction providing $54.2 million of financing to Rockwood Clinic, P.S., a multi-specialty clinic with 32 locations across the Inland Northwest region of Eastern Washington State and Western Idaho. This transaction was accounted for as a purchase business combination as required by U.S. GAAP.
     Effective June 1, 2009, one or more subsidiaries of the Company acquired from Akron General Medical Center the remaining 20% noncontrolling interest in Massillon Community Health System, LLC not then owned by one or more subsidiaries of the Company. This entity indirectly owns and operates Affinity Medical Center of Massillon, Ohio. The purchase price for this noncontrolling interest was $1.1 million in cash. Affinity Medical Center is now wholly-owned by these subsidiaries of the Company.
     Effective April 30, 2009, one or more subsidiaries of the Company acquired Wyoming Valley Health Care System in Wilkes-Barre, Pennsylvania. This health care system includes Wilkes-Barre General Hospital, a 392-bed,

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
full-service acute care hospital located in Wilkes-Barre, Pennsylvania, and First Hospital Wyoming Valley, a behavioral health facility located in Kingston, Pennsylvania, as well as other outpatient and ancillary services. The total consideration for fixed assets and working capital of Wyoming Valley Health Care System was approximately $179.1 million, of which $153.7 million was paid in cash, net of $14.2 million of cash in acquired bank accounts, and approximately $25.4 million was assumed in liabilities. This acquisition transaction was accounted for using the purchase method of accounting. This preliminary allocation of the purchase price has been determined by the Company based upon available information and the allocation is subject to the settlement of the amounts related to purchased working capital. Adjustments to the purchase price allocation are not expected to be material.
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
     Effective February 1, 2009, one or more subsidiaries of the Company completed the acquisition of Siloam Springs Memorial Hospital (73 licensed beds), located in Siloam Springs, Arkansas, from the City of Siloam Springs. The total consideration for this hospital consisted of approximately $0.1 million paid in cash for working capital and approximately $1.0 million of assumed liabilities. In connection with this acquisition, a subsidiary of the Company entered into a lease agreement for the existing hospital and agreed to build a replacement facility at this location, with construction required to commence by February 2011 and be completed by February 2013. As security for this obligation, a subsidiary of the Company deposited $1.6 million into an escrow account at closing and agreed to deposit an additional $1.6 million by February 1, 2010, which the Company’s subsidiary deposited in January 2010. If the construction of the replacement facility is not completed within the agreed time frame, the escrow balance will be remitted to the City of Siloam Springs. If the construction of the replacement facility is completed within the agreed time frame, the escrow balance will be returned to one of these subsidiaries of the Company.
     Effective November 14, 2008, one or more subsidiaries of the Company acquired from Willamette Community Health Solutions all of its noncontrolling interest in MWMC Holdings, LLC, which indirectly owns a controlling interest in and operates McKenzie-Willamette Medical Center of Springfield, Oregon. This acquisition resulted from a put right held by Willamette Community Health Solutions in connection with the 2003 transaction establishing the joint venture. The purchase price for this noncontrolling interest was $22.7 million in cash. Physicians affiliated with Oregon Healthcare Resources, Inc. continue to own a noncontrolling interest in the hospital, with the balance owned by these subsidiaries of the Company.
     Effective October 1, 2008, one or more subsidiaries of the Company completed the acquisition of Deaconess Medical Center (388 licensed beds) and Valley Hospital and Medical Center (123 licensed beds) both located in Spokane, Washington, from Empire Health Services. The total consideration for these two hospitals was approximately $193.1 million, of which $158.1 million was paid in cash and approximately $35.0 million was assumed in liabilities. Based upon the Company’s purchase price allocation relating to this acquisition as of September 30, 2009, no goodwill has been recorded. The acquisition transaction was accounted for using the purchase method of accounting.
     Effective June 30, 2008, one or more subsidiaries of the Company acquired the remaining 35% noncontrolling interest in Affinity Health Systems, LLC, which indirectly owns and operates Trinity Medical Center (560 licensed beds) in Birmingham, Alabama, from Baptist Health Systems, Inc. of Birmingham, Alabama (“Baptist”), giving these subsidiaries 100% ownership of that facility. The purchase price for this noncontrolling interest was $51.5 million in cash and the cancellation of a promissory note issued by Baptist to Affinity Health Systems, LLC in the original principal amount of $32.8 million. Noncontrolling interests in Affinity Health Systems, LLC were subsequently sold to physicians on the hospital’s medical staff.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Prior to January 1, 2009, U.S. GAAP for business combinations required certain acquisition-related costs be recognized as part of the consideration paid for a business, resulting in adjustments to the value of the acquired assets when recorded. As a result of revisions to U.S. GAAP adopted as of January 1, 2009, such acquisition-related costs must be expensed for business combinations that close subsequent to December 31, 2008. Approximately $6.7 million of acquisition costs related to prospective and completed acquisitions were expensed during the year ended December 31, 2009. The impact of this change in U.S. GAAP on the Company’s consolidated results of operations or consolidated financial position in future periods will be largely dependent on the number of acquisitions pursued by the Company; however, it is not anticipated that such impact will be material.
     The table below summarizes the allocations of the purchase price (including assumed liabilities) for these transactions (in thousands):

	2009	2008
Current assets	$83,975	$45,867
Property and equipment	192,668	146,021
Goodwill	12,233	—
Intangible assets	11,244	—
Other long-term assets	841	1,200
Liabilities	53,756	34,966
     The operating results of the foregoing transactions have been included in the consolidated statements of income from their respective dates of acquisition, including net operating revenues of $308.1 million for the year ended December 31, 2009 from acquisitions that closed during 2009 and net operating revenues of $77.8 million for the year ended December 31, 2008 from acquisitions that closed during 2008. The following pro forma combined summary of operations of the Company gives effect to using historical information of the operations of these entities in 2009 and 2008 as if the transactions had occurred as of January 1, 2009 and 2008 (in thousands, except per share data):

	Year Ended December 31,
	2009	2008
	(Unaudited)
Pro forma net operating revenues	$12,372,299	$11,697,865
Pro forma net income	$235,910	$202,688
Pro forma net income per share:
Basic	$2.60	$2.17

Diluted	$2.58	$2.15

     Pro forma adjustments to net income include adjustments to depreciation and amortization expense, net of the related tax effect, based on the estimated fair value assigned to the long-lived assets acquired, and to interest expense, net of the related tax effect, assuming the increase in long-term debt used to fund the acquisitions had occurred as of January 1, 2008. These pro forma results are not necessarily indicative of the actual results of operations.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Discontinued Operations
     Effective March 31, 2009, the Company, through its subsidiaries Triad-Denton Hospital LLC and Triad-Denton Hospital LP, completed the settlement of pending litigation, which resulted in the sale of its ownership interest in a partnership, which owned and operated Presbyterian Hospital of Denton (255 licensed beds) in Denton, Texas, to Texas Health Resources for $103.0 million in cash. Also as part of the settlement, these subsidiaries transferred certain hospital related assets to Texas Health Resources.
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
     In connection with management’s decision to sell the previously mentioned facilities, the Company has classified the results of operations of the above mentioned hospitals as discontinued operations in the accompanying consolidated statements of income. As of December 31, 2009, no hospitals are held for sale.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Net operating revenues and loss reported for the hospitals in discontinued operations are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Net operating revenues	$42,113	$237,315	$449,310

Income (loss) from operations of hospitals sold or held for sale before income taxes	3,024	15,956	(4,725)
(Loss) gain on sale of hospitals, net	(644)	17,687	(3,954)
Impairment of long-lived assets of hospitals held for sale	—	—	(19,044)

Income (loss) from discontinued operations, before taxes	2,380	33,643	(27,723)
Income tax expense (benefit)	808	14,636	(4,983)

Income (loss) from discontinued operations, net of tax	$1,572	$19,007	$(22,740)

     Interest expense and loss from early extinguishment of debt was allocated to discontinued operations based on estimated sales proceeds available for debt repayment and using the weighted-average borrowing rate for the year.
     The assets and liabilities of the hospital held for sale as of December 31, 2008 are included in the accompanying consolidated balance sheet as follows: current assets of $25.5 million, included in other current assets; net property and equipment of $142.8 million and other long-term assets of $3.0 million, included in other assets; and current liabilities of $67.2 million, included in other accrued liabilities.
     During the three months ended June 30, 2009, the Company decided to retain a hospital and related businesses previously classified as held for sale. Results of operations for all periods presented have been restated to include this retained hospital and related businesses, which were previously reported as discontinued operations. The consolidated balance sheets for each of the periods presented have been restated to present the assets and liabilities previously reported as held for sale in the applicable financial statement line items.
4. Goodwill and Other Intangible Assets
     The changes in the carrying amount of goodwill are as follows (in thousands):

	Year Ended December 31,
	2009	2008
Balance, beginning of year	$4,166,091	$4,247,714
Goodwill acquired as part of acquisitions during the year	25,813	49,368
Consideration adjustments and purchase price allocation adjustments for prior year’s acquisitions	(144)	(119,650)
Adjustments for acquisition-related deferred taxes	(33,833)	—
Goodwill related to hospital operations segment written off as part of disposals	—	(11,161)
Goodwill related to home health agencies segment written off as part of disposals	—	(180)

Balance, end of year	$4,157,927	$4,166,091

     The Company’s goodwill was adjusted in 2009 for the effects of its deferred tax analysis that reduced goodwill and acquisition-related deferred taxes by $33.8 million.
     Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments meet the criteria to be classified as reporting units. At December 31, 2009, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $4.1 billion, $34.3 million and $33.3 million, respectively, of goodwill. At December 31,

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
2008, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $4.1 billion, $34.2 million, and $33.3 million, respectively, of goodwill.
     Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. The Company has selected September 30th as its annual testing date. The Company performed its last annual goodwill evaluation as of September 30, 2009, which evaluation took place during the fourth quarter of 2009. No impairment was indicated by this evaluation.
     The Company estimates the fair value of the related reporting units using both a discounted cash flow model as well as an EBITDA multiple model. The cash flow forecasts are adjusted by an appropriate discount rate based on the Company’s weighted average cost of capital. These models are both based on the Company’s best estimate of future revenues and operating costs and are reconciled to the Company’s consolidated market capitalization, with consideration of the amount a potential acquirer would be required to pay, in the form of a control premium, in order to gain sufficient ownership to set policies, direct operations and control management decisions.
     Approximately $21.5 million of intangible assets were acquired during the year ended December 31, 2009. The gross carrying amount of the Company’s other intangible assets subject to amortization was $76.2 million at December 31, 2009 and $68.6 million at December 31, 2008, and the net carrying amount was $47.0 million at December 31, 2009 and $54.1 million at December 31, 2008. The carrying amount of the Company’s other intangible assets not subject to amortization was $44.4 million and $35.2 million at December 31, 2009 and 2008, respectively. Other intangible assets are included in other assets, net on the Company’s consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with acquisitions.
     The weighted average amortization period for the intangible assets subject to amortization is approximately nine years. There are no expected residual values related to these intangible assets. Amortization expense for these intangible assets was $13.0 million, $6.2 million and $6.1 million during the years ended December 31, 2009, 2008 and 2007, respectively. Amortization expense on intangible assets is estimated to be $12.2 million in 2010, $6.4 million in 2011, $5.6 million in 2012, $4.3 million in 2013, $2.8 million in 2014 and $15.7 million thereafter.
5. Income Taxes
     The provision for income taxes for income from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$93,496	$2,129	$26,014
State	13,561	3,515	11,411

	107,057	5,644	37,425

Deferred:
Federal	15,667	106,664	5,203
State	18,601	12,965	(2,768)

	34,268	119,629	2,435

Total provision for income taxes for income from continuing operations	$141,325	$125,273	$39,860

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate (dollars in thousands):

	Year Ended December 31,
	2009		2008		2007
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory federal rate	$156,146	35.0%	$125,650	35.0%	$37,552	35.0%
State income taxes, net of federal income tax benefit	9,090	2.0	10,720	2.9	5,618	5.2
Net income attributable to noncontrolling interests	(22,006)	(4.9)	(12,216)	(3.4)	(4,680)	(4.4)
Change in valuation allowance	1,113	0.3	(110)	0.0	3,825	3.6
Federal and state tax credits	(4,241)	(1.0)	(2,270)	(0.6)	(2,625)	(2.4)
Deferred tax revaluation	(2,996)	(0.7)	—	0.0	—	0.0
Other	4,219	1.0	3,499	1.0	170	0.2

Provision for income taxes and effective tax rate for income from continuing operations	$141,325	31.7%	$125,273	34.9%	$39,860	37.2%

     Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes as of December 31, 2009 and 2008 consist of (in thousands):

	As of December 31, 2009		As of December 31, 2008
	Assets	Liabilities	Assets	Liabilities
Net operating loss and credit carryforwards	$121,568	$—	$143,873	$—
Property and equipment	—	585,001	—	511,687
Self-insurance liabilities	109,152	—	56,447	—
Intangibles	—	171,070	—	147,669
Investments in unconsolidated affiliates	—	45,570	—	51,557
Other liabilities	—	15,395	—	7,315
Long-term debt and interest	—	21,499	—	30,256
Accounts receivable	44,691	—	23,490	—
Accrued expenses	67,092	—	27,374	—
Other comprehensive income	129,264	—	173,661	—
Stock-based compensation	23,242	—	52,889	—
Other	35,159	—	20,070	—

	530,168	838,535	497,804	748,484
Valuation allowance	(115,128)	—	(124,978)	—

Total deferred income taxes	$415,040	$838,535	$372,826	$748,484

     The Company’s deferred tax liabilities have been revalued and adjusted in 2009 for the effects of its deferred tax analysis, reducing acquisition-related deferred taxes by $33.8 million, goodwill by $33.8 million, other deferred tax liabilities by $3.0 million and the provision by $3.0 million. The effects of this adjustment on previously issued consolidated financial statements were not material.
     The Company believes that the net deferred tax assets will ultimately be realized, except as noted below. Its conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has state net operating loss carry forwards of approximately $1.7 billion, which expire from 2010 to 2029. With respect to the deferred tax liability pertaining to intangibles, as included above, goodwill purchased in connection with certain of the Company’s business acquisitions is amortizable for income tax reporting purposes. However, for financial reporting purposes, there is no corresponding amortization allowed with respect to such purchased goodwill.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
     The valuation allowance decreased by $9.9 million during the year ended December 31, 2009 and increased $56.4 million during the year ended December 31, 2008. In addition to amounts previously discussed, the change in valuation allowance relates to a redetermination of the amount of, and realizability of, net operating losses in certain state income tax jurisdictions.
     The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, is approximately $9.4 million as of December 31, 2009. It is the Company’s policy to recognize interest and penalties accrued related to unrecognized benefits in its consolidated statements of income as income tax expense. Adjustments for purchase business combinations generally impact goodwill and do not affect net income. During the year ended December 31, 2009, the Company decreased liabilities by approximately $0.4 million and recorded $0.6 million in interest and penalties related to prior state income tax returns through its income tax provision from continuing operations, which are included in its liability for uncertain tax positions at December 31, 2009. A total of approximately $2.0 million of interest and penalties is included in the amount of liability for uncertain tax positions at December 31, 2009. During the year ended December 31, 2009, the Company released $0.6 million for income taxes and $0.2 million for accrued interest of its liability for uncertain tax positions, as a result of the expiration of the statute of limitations pertaining to tax positions taken in prior years relative to state tax positions.
     The Company believes that it is reasonably possible that approximately $6.4 million of its current unrecognized tax benefit may be recognized within the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities.
     The following is a tabular reconciliation of the total amount of unrecognized tax benefit for the years ended December 31, 2009, 2008 and 2007 (in thousands):

	Year Ended
	December 31,
	2009	2008	2007
Unrecognized Tax Benefit at beginning of year	$15,630	$14,880	$10,510
Gross (decreases) increases — purchase business combination	(4,173)	8,325	10,160
Gross increases — tax positions in current period	—	—	1,930
Gross increases — tax positions in prior period	—	223	1,820
Lapse of statute of limitations	(663)	(7,460)	(6,700)
Settlements	(1,560)	(338)	(2,840)

Unrecognized Tax Benefit at end of year	$9,234	$15,630	$14,880

     The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has extended the federal statute of limitations for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002, and December 31, 2003. The Company is currently under examination by the IRS regarding the federal tax return of Triad for the tax periods ended December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. The Company believes the results of this examination will not be material to its consolidated results of operations or consolidated financial position. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2006 and federal income tax examinations with respect to Community Health Systems, Inc. federal returns for years prior to 2006.
     Prior to January 1, 2009, income attributable to noncontrolling interests was deducted from earnings before arriving at income from continuing operations. With the adoption of certain updates to the U.S. GAAP related to consolidations effective January 1, 2009, the income attributable to noncontrolling interests has been reclassified below net income and therefore is no longer deducted in arriving at income from continuing operations. However, the provision for income taxes does not change because those less than wholly-owned consolidated subsidiaries attribute their taxable income to their respective investors. Accordingly, the Company will not pay tax on the income attributable to the noncontrolling interests. As a result of separately reporting income that is taxed to others, the Company’s effective tax rate on continuing operations before income taxes, as reported on the face of the financial statements is 31.7%, 34.9% and 37.2% for the years ended December 31, 2009, 2008 and 2007, respectively. However, the actual effective tax rate that is attributable to the Company’s share of income from continuing operations before income taxes (income from continuing operations before income taxes, as presented on the face of

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the statement of income, less income from continuing operations attributable to noncontrolling interests of $62.9 million, $34.9 million and $13.4 million for the years ended December 31, 2009, 2008 and 2007, respectively) is 36.9%, 38.7% and 42.4% for the years ended December 31, 2009, 2008 and 2007, respectively.
     The Company paid income taxes, net of refunds received, of $57.3 million during 2009. Cash paid for income taxes, net of refunds received, resulted in a net cash refund of $65.0 million during 2008.
6. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	As of December 31,
	2009	2008
Credit Facilities:
Term loans	$6,043,847	$5,965,866
Tax-exempt bonds	8,000	8,000
Senior notes	2,784,331	2,910,831
Capital lease obligations (see Note 9)	36,915	41,086
Other	38,015	46,306

Total debt	8,911,108	8,972,089
Less current maturities	(66,470)	(33,904)

Total long-term debt	$8,844,638	$8,938,185

Terminated Credit Facility and Notes
     On August 19, 2004, CHS entered into an approximately $1.6 billion senior secured credit facility with a consortium of lenders which was subsequently amended on December 16, 2004, July 8, 2005 and December 13, 2006 (the “Terminated Credit Facility”). The purpose of the Terminated Credit Facility was to refinance and replace the Company’s previous credit agreement, repay specified other indebtedness, and fund general corporate purposes, including amending the credit facility to permit declaration and payment of cash dividends, to repurchase shares or make other distributions, subject to certain restrictions. The Terminated Credit Facility consisted of an approximately $1.2 billion term loan that was due to mature in 2011 and a $425 million revolving credit facility that was due to mature in 2009. The First Incremental Facility Amendment, dated as of December 13, 2006, increased the Company’s term loans by $400 million (the “Incremental Term Loan Facility”) and also gave the Company the ability to add up to $400 million of additional term loans. The full amount of the Incremental Term Loan Facility was funded on December 13, 2006, and the proceeds were used to repay the full outstanding amount (approximately $326 million) of the revolving credit facility under the Terminated Credit Agreement and the balance was available to be used for general corporate purposes. The Company was able to elect from time to time an interest rate per annum for the borrowings under the term loan, including the incremental term loan, and revolving credit facility equal to (a) an alternate base rate, which would have been equal to the greatest of (i) the Prime Rate (as defined) in effect and (ii) the Federal Funds Effective Rate (as defined), plus 50 basis points, plus (1) 75 basis points for the term loan and (2) the Applicable Margin (as defined) for revolving credit loans or (b) the Eurodollar Rate (as defined) plus (1) 175 basis points for the term loan and (2) the Applicable Margin for Eurodollar revolving credit loans. The Company also paid a commitment fee for the daily average unused commitments under the revolving credit facility. The commitment fee was based on a pricing grid depending on the Applicable Margin for Eurodollar revolving credit loans and ranged from 0.250% to 0.500%. The commitment fee was payable quarterly in arrears and on the revolving credit termination date with respect to the available revolving credit commitments. In addition, the Company paid fees for each letter of credit issued under the credit facility.
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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
  Credit Facility and Notes
     On July 25, 2007, the Company entered into the Credit Facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The Credit Facility consists of an approximately $6.1 billion funded term loan facility with a maturity of seven years, a $400 million delayed draw term loan facility with a maturity of seven years and a $750 million revolving credit facility with a maturity of six years. As of December 31, 2007, the $400 million delayed draw term loan facility had been reduced to $300 million at the request of CHS. During the fourth quarter of 2008, $100 million of the delayed draw term loan was drawn by CHS, reducing the delayed draw term loan availability to $200 million at December 31, 2008. In January 2009, CHS drew down the remaining $200 million of the delayed draw term loan. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. In connection with the consummation of the acquisition of Triad, CHS used a portion of the net proceeds from its Credit Facility and the Notes offering to repay its outstanding debt under the previously outstanding credit facility, the 6.50% senior subordinated notes due 2012 and certain of Triad’s existing indebtedness. During the third quarter of 2007, the Company recorded a pre-tax write-off of approximately $13.9 million in deferred loan costs relative to the early extinguishment of the debt under the previously outstanding credit facility and incurred tender and solicitation fees of approximately $13.4 million on the early repayment of the Company’s $300 million aggregate principal amount of 6.50% senior subordinated notes due 2012 through a cash tender offer and consent solicitation.
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
     The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at CHS’s option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus one-half of 1.0%, or (b) a reserve adjusted London interbank offered rate for dollars (Eurodollar Rate) (as defined). The applicable percentage for term loans is 1.25% for Alternate Base Rate loans and 2.25% for Eurodollar rate loans. The applicable percentage for revolving loans is 1.25% for Alternate Base Rate revolving loans and 2.25% for Eurodollar revolving loans, in each case subject to reduction based on the Company’s leverage ratio. Loans under the swingline subfacility bear interest at the rate applicable to Alternate Base Rate loans under the revolving credit facility.
     CHS has agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to Eurodollar rate loans under the revolving credit facility times the maximum aggregate amount available to be drawn under all letters of credit outstanding under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit will also receive a customary fronting fee and other customary processing charges. CHS was initially obligated to pay commitment fees of 0.50% per annum (subject to reduction based upon the Company’s leverage ratio) on the unused portion of the revolving credit facility. For purposes of this

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
calculation, swingline loans are not treated as usage of the revolving credit facility. With respect to the delayed draw term loan facility, CHS was also obligated to pay commitment fees of 0.50% per annum for the first nine months after the closing of the Credit Facility, 0.75% per annum for the next three months after such nine-month period and thereafter, 1.0% per annum. In each case, the commitment fee was paid on the unused amount of the delayed draw term loan facility. After the draw down of the remaining $200 million of the delayed draw term loan in January 2009, CHS no longer pays any commitment fees for the delayed draw term loan facility. CHS paid arrangement fees on the closing of the Credit Facility and pays an annual administrative agent fee.
     The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s and its subsidiaries’ ability to, among other things and subject to certain exceptions, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of the Company’s businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change the Company’s fiscal year. The Company is also required to comply with specified financial covenants (consisting of a leverage ratio and an interest coverage ratio) and various affirmative covenants.
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
     The Notes were issued by CHS in connection with the Triad acquisition in the principal amount of approximately $3.0 billion. The Notes will mature on July 15, 2015. The Notes bear interest at the rate of 8.875% per annum, payable semiannually in arrears on January 15 and July 15, commencing January 15, 2008. Interest on the Notes accrues from the date of original issuance. Interest is calculated on the basis of 360-day year comprised of twelve 30-day months.
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
     During the year ended December 31, 2009, the Company repurchased on the open market and cancelled $126.5 million of principal amount of the Notes. This resulted in a net gain from early extinguishment of debt of $2.7 million with an after-tax impact of $1.7 million.
     On April 2, 2009, the Company paid down $110.4 million of its term loans under the Credit Facility. Of this amount, $85.0 million was paid down as required under the terms of the Credit Facility with the net proceeds received from the sale of the ownership interest in the partnership that owned and operated Presbyterian Hospital of Denton. This resulted in a loss from early extinguishment of debt of $1.1 million with an after-tax impact of $0.7 million recorded in discontinued operations for the year ended December 31, 2009. The remaining $25.4 million was paid on the term loans as required under the terms of the Credit Facility with the net proceeds received from the sale of various other assets. This resulted in a loss from early extinguishment of debt of $0.3 million with an after-tax impact of $0.2 million recorded in continuing operations for the year ended December 31, 2009.
     As of December 31, 2009, the availability for additional borrowings under the Credit Facility was $750 million pursuant to the revolving credit facility, of which $90.0 million was set aside for outstanding letters of credit. CHS also has the ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) under the Credit Facility, which has not yet been accessed. CHS also has the ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $600 million, which CHS has not yet accessed. As of December 31, 2009, the weighted-average interest rate under the Credit Facility, excluding swaps, was 2.85%.
     The Term Loans are scheduled to be paid with principal payments for future years as follows (in thousands):

Year	Term Loans
2010	$43,471
2011	46,254
2012	46,471
2013	46,471
2014	5,861,180
Thereafter	—

Total	$6,043,847

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     As of December 31, 2009 and 2008, the Company had letters of credit issued, primarily in support of potential insurance related claims and certain bonds, of approximately $90.0 million and $93.6 million, respectively.
     Tax-Exempt Bonds. Tax-Exempt Bonds bore interest at floating rates, which averaged 0.95% and 2.37% during 2009 and 2008, respectively.
     As previously described, in connection with the Triad acquisition, the Company issued approximately $3.0 billion principal amount of Notes. These Notes bear interest at 8.875% interest and mature on July 15, 2015.
     Other Debt. As of December 31, 2009, other debt consisted primarily of an industrial revenue bond, the mortgage obligation on the Company’s corporate headquarters and other obligations maturing in various installments through 2019.
     To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to 38 separate interest swap agreements in effect at December 31, 2009, with an aggregate notional amount of approximately $5.4 billion, and to three forward-starting interest swap agreements with an aggregate notional amount of $400 million that will become effective upon the termination of three current agreements. On each of these swaps, the Company receives a variable rate of interest based on the three-month London Inter-Bank Offer Rate (“LIBOR”) in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, a margin above LIBOR of 225 basis points for revolver loans and term loans under the Credit Facility. See Note 7 for additional information regarding these swaps.
     As of December 31, 2009, the scheduled maturities of long-term debt outstanding, including capital leases for each of the next five years and thereafter are as follows (in thousands):

Year	Amount
2010	$66,470
2011	53,960
2012	49,705
2013	49,913
2014	5,863,700
Thereafter	2,827,360

Total	$8,911,108

     The Company paid interest of $657 million, $654 million and $218 million on borrowings during the years ended December 31, 2009, 2008 and 2007, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
7. Fair Values of Financial Instruments
     The fair value of financial instruments has been estimated by the Company using available market information as of December 31, 2009 and 2008, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	As of December 31,
	2009		2008
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$344,541	$344,541	$220,655	$220,655
Available-for-sale securities	28,025	28,025	6,325	6,325
Trading securities	22,777	22,777	24,325	24,325
Liabilities:
Credit facilities	6,043,847	5,681,216	5,965,866	4,653,375
Tax-exempt bonds	8,000	8,000	8,000	8,000
Senior notes	2,784,331	2,881,783	2,910,831	2,677,965
Other debt	38,015	38,015	46,306	46,306
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
     The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the years ended December 31, 2009 and 2008, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements exposes the Company to credit risk in the event of non-performance. However, at December 31, 2009, since the majority of the swap agreements entered into by the Company were in net liability position so that the Company would be required to make the net settlement payments to the counterparties, the Company does not anticipate non-performance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Interest rate swaps consisted of the following at December 31, 2009:

	Notional
	Amount	Fixed Interest	Termination	Fair Value
Swap #	(in 000’s)	Rate	Date	(in 000’s)
1	$200,000	2.8800%	September 17, 2010	$(3,655)
2	100,000	4.9360%	October 4, 2010	(3,630)
3	100,000	4.7090%	January 24, 2011	(4,343)
4	300,000	5.1140%	August 8, 2011	(19,843)
5	100,000	4.7185%	August 19, 2011	(6,033)
6	100,000	4.7040%	August 19, 2011	(6,009)
7	100,000	4.6250%	August 19, 2011	(5,874)
8	200,000	4.9300%	August 30, 2011	(12,961)
9	200,000	3.0920%	September 18, 2011	(6,709)
10	100,000	3.0230%	October 23, 2011	(3,323)
11	200,000	4.4815%	October 26, 2011	(12,151)
12	200,000	4.0840%	December 3, 2011	(11,135)
13	100,000	3.8470%	January 4, 2012	(5,193)
14	100,000	3.8510%	January 4, 2012	(5,201)
15	100,000	3.8560%	January 4, 2012	(5,211)
16	200,000	3.7260%	January 8, 2012	(9,914)
17	200,000	3.5065%	January 16, 2012	(9,034)
18	250,000	5.0185%	May 30, 2012	(20,877)
19	150,000	5.0250%	May 30, 2012	(12,638)
20	200,000	4.6845%	September 11, 2012	(15,831)
21	100,000	3.3520%	October 23, 2012	(4,299)
22	125,000	4.3745%	November 23, 2012	(8,981)
23	75,000	4.3800%	November 23, 2012	(5,439)
24	150,000	5.0200%	November 30, 2012	(13,694)
25	200,000	2.2420%	February 28, 2013	1,219 (1)
26	100,000	5.0230%	May 30, 2013	(9,575)
27	300,000	5.2420%	August 6, 2013	(31,724)
28	100,000	5.0380%	August 30, 2013	(9,887)
29	50,000	3.5860%	October 23, 2013	(2,282)
30	50,000	3.5240%	October 23, 2013	(2,165)
31	100,000	5.0500%	November 30, 2013	(10,077)
32	200,000	2.0700%	December 19, 2013	3,000
33	100,000	5.2310%	July 25, 2014	(11,157)
34	100,000	5.2310%	July 25, 2014	(11,157)
35	200,000	5.1600%	July 25, 2014	(21,694)
36	75,000	5.0405%	July 25, 2014	(7,744)
37	125,000	5.0215%	July 25, 2014	(12,803)
38	100,000	2.6210%	July 25, 2014	259
39	100,000	3.1100%	July 25, 2014	89 (2)
40	100,000	3.2580%	July 25, 2014	153 (3)
41	100,000	3.0050%	November 30, 2016	2,458

(1)	This interest rate swap becomes effective September 17, 2010, concurrent with the termination of swap #1.

(2)	This interest rate swap becomes effective October 4, 2010, concurrent with the termination of swap #2.

(3)	This interest rate swap becomes effective January 24, 2011, concurrent with the termination of swap #3.

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
     Assuming no change in December 31, 2009 interest rates, approximately $216.7 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next twelve months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through other comprehensive income will be reclassified into earnings.
     The following tabular disclosure provides the location of pre-tax loss recognized in the consolidated balance sheet through other comprehensive income and reclassified into interest expense on the consolidated statement of income during the year ended December 31, 2009 (in thousands):

Amount of Pre-Tax
	Amount of Pre-Tax		Loss Reclassified
	Loss Recognized in	Location of	from Accumulated
	OCI on Derivative	Loss Reclassified	OCI into Income
Derivatives in Cash	(Effective Portion)	from Accumulated OCI	(Effective Portion)
Flow Hedging	For the year ended	into Income	For the year ended
Relationships	December 31, 2009	(Effective Portion)	December 31, 2009
Interest rate swaps	($57,576)	Interest expense, net	($176,677)
     The fair values of derivative instruments in the consolidated balance sheets as of December 31, 2009 and 2008 were as follows (in thousands):

		Asset Derivatives				Liability Derivatives
	As of December 31, 2009		As of December 31, 2008		As of December 31, 2009		As of December 31, 2008
	Balance Sheet		Balance Sheet		Balance Sheet		Balance Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$—	Other assets net,	$—	Other long-term liabilities	$316,033	Other long-term liabilities	$435,134
8. Fair Value
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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 31, 2009 and 2008 (in thousands):

	As of
	December 31,
	2009	Level 1	Level 2	Level 3
Available-for-sale securities	$28,025	$28,025	—	—
Trading securities	22,777	22,777	—	—

Total assets	$50,802	$50,802	$—	$—

Fair value of interest rate swap agreements	$316,033	$—	$316,033	$—
Total liabilities	$316,033	$—	$316,033	$—

	As of
	December 31,
	2008	Level 1	Level 2	Level 3
Available-for-sale securities	$6,325	$6,325	$—	$—
Trading securities	24,325	24,325	—	—

Total assets	$30,650	$30,650	$—	$—

Fair value of interest rate swap agreements	$435,134	$—	$435,134	$—
Contractual obligation	48,985	—	—	48,985
Total liabilities	$484,119	$—	$435,134	$48,985

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
     The Company incorporates credit valuation adjustments (“CVAs”) to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at December 31, 2009 resulted in a decrease in the fair value of the related liability of $5.9 million and an after-tax adjustment of $3.8 million to other comprehensive income.
     The majority of the inputs used to value its interest rate swap agreements, including the forward interest rate curves and market perceptions of the Company’s credit risk used in the CVAs, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuations are classified in Level 2 of the fair value hierarchy.
     The contractual obligation liability recorded during the year ended December 31, 2008, represented the fair value of a put option assumed in connection with a business combination using unobservable inputs and assumptions available to the Company. The contractual obligation represented by this liability was settled during the three months ended March 31, 2009, as a result of the sale of ownership interest in the partnership that owned Presbyterian Hospital of Denton. The following table presents a rollforward of the contractual obligation liability (in thousands):

Contractual
Obligation
Balance at January 1, 2008	$—
Initial recognition of obligation	61,000
Unrealized gain, included in discontinued operations	(12,015)

Balance at December 31, 2008	48,985
Settlement of contractual obligation liabililty	(48,985)

Balance at December 31, 2009	$—

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
9. Leases
     The Company leases hospitals, medical office buildings, and certain equipment under capital and operating lease agreements. During 2009, the Company entered into $3.3 million of capital lease obligations. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs. Commitments relating to noncancellable operating and capital leases for each of the next five years and thereafter are as follows (in thousands):

Year ended December 31,	Operating (1)	Capital
2010	$176,755	$8,399
2011	150,328	5,415
2012	123,842	3,717
2013	100,965	3,304
2014	83,656	2,976
Thereafter	291,560	25,966

Total minimum future payments	$927,106	$49,777

Less imputed interest		(12,862)

		36,915
Less current portion		(6,476)

Long-term capital lease obligations		$30,439

(1)	Minimum lease payments have not been reduced by minimum sublease rentals due in the future of $36.0 million.
     Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $23.6 million of land and improvements, $149.3 million of buildings and improvements, and $65.7 million of equipment and fixtures as of December 31, 2009 and $23.6 million of land and improvements, $141.5 million of buildings and improvements, and $72.9 million of equipment and fixtures as of December 31, 2008. The accumulated depreciation related to assets under capital leases was $96.1 million and $86.5 million as of December 31, 2009 and 2008, respectively. Depreciation of assets under capital leases is included in depreciation and amortization expense and amortization of debt discounts on capital lease obligations is included in interest expense in the consolidated statements of income.
10. Employee Benefit Plans
     The Company maintains various benefit plans, including defined contribution plans, defined benefit plans and deferred compensation plans, for which the Company’s subsidiary, CHS/Community Health Systems, Inc. is the plan sponsor. On January 1, 2009, the sponsor merged the Triad Hospitals, Inc. Retirement Savings Plan, the Abilene Physicians Group 401(k) Plan and Trust and the Regional Employee Assistance Program 401(k) Plan with and into the Community Health Systems, Inc. 401(k) Plan. Contemporaneously, the sponsor also established the CHS Retirement Savings Plan, and the accounts of substantially all participants in the Community Health Systems, Inc. 401(k) Plan were transferred subsequently to the CHS Retirement Savings Plan. Employees of certain subsidiaries whose employment is covered by collective bargaining agreements have remained participants in the Community Health Systems, Inc. 401(k) Plan. The sponsor also established the CHS Spokane 401(k) Plan on January 1, 2009 for the exclusive benefit of certain employees of the Deaconess Medical Center and Valley Hospital and Medical Center and their beneficiaries. Total expense to the Company under the 401(k) plans was $69.5 million, $72.3 million and $39.8 million for the years ended December 31, 2009, 2008 and 2007, respectively.
     The Company maintains unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability under the deferred compensation plans was $57.6 million as of December 31, 2009 and $44.7 million as of December 31, 2008. The Company had assets of $57.5 million and $44.6 million as of December 31, 2009 and 2008, respectively, in a non-qualified plan trust generally designated to pay benefits of the deferred compensation plans, consisting of trading securities of $22.8 million and $24.3 million as of December 31, 2009 and 2008, respectively, and company-owned life insurance contracts of $34.7 million and $20.3 million as of December 31, 2009 and 2008, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     The Company maintains the Community Health Systems Retirement Income Plan, which is a defined benefit, non-contributory pension plan that covers certain employees at three of its hospitals (“Pension Plan”). The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company expects to contribute $3.1 million to the Pension Plan in 2010. The Company also provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for both the Pension Plan and SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations, net periodic cost and funding requirements in future periods. The Company had available-for-sale securities in a rabbi trust generally designated to pay benefits of the SERP in the amounts of $28.0 million and $6.3 million as of December 31, 2009 and 2008, respectively. These amounts are included in other assets, net on the consolidated balance sheets.
     A summary of the benefit obligations and funded status for the Company’s pension and SERP plans follows (in thousands):

	Pension Plan		SERP
	2009	2008	2009	2008
Change in benefit obligation:
Benefit obligation, beginning of year	$37,625	$28,655	$41,145	$28,598
Service cost	3,886	3,457	4,437	3,232
Interest cost	2,200	1,834	2,469	1,716
Plan amendment	—	—	—	7,387
Actuarial (gain)/loss	(1,232)	3,808	13,028	212
Benefits paid	(234)	(129)	—	—

Benefit obligation, end of year	42,245	37,625	61,079	41,145

Change in plan assets:
Fair value of assets, beginning of year	13,826	15,479	—	—
Actual return on plan assets	5,046	(5,615)	—	—
Employer contributions	9,945	4,091	—	—
Benefits paid	(234)	(129)	—	—

Fair value of assets, end of year	28,583	13,826	—	—

Unfunded status	$(13,662)	$(23,799)	$(61,079)	$(41,145)

     A summary of the amounts recognized in the accompanying consolidated balance sheets follows (in thousands):

	Pension Plan		SERP
	2009	2008	2009	2008
Noncurrent asset	$—	$—	$—	$—
Current liability	—	—	—	—
Noncurrent liability	(13,662)	(23,799)	(61,079)	(41,145)

Net amount recognized in the consolidated balance sheets	$(13,662)	$(23,799)	$(61,079)	$(41,145)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     A summary of the amounts recognized in Accumulated Other Comprehensive Income (“AOCI”) (in thousands):

	Pension Plan		SERP
	2009	2008	2009	2008
Prior service cost	$1,515	$2,204	$10,501	$12,206
Net actuarial (gain) loss	3,518	8,538	17,150	4,123

Total amount recognized in AOCI	$5,033	$10,742	$27,651	$16,329

     A summary of the plans’ benefit obligation in excess of the fair value of plan assets as of the end of the year follows (in thousands):

	Pension Plan		SERP
	2009	2008	2009	2008
Projected benefit obligation	$42,245	$37,625	$61,079	$41,145
Accumulated benefit obligation	33,485	28,301	39,334	28,261
Fair value of plan assets	28,583	13,826	—	—
     A summary of the weighted-average assumptions used by the Company to determine benefit obligations as of December 31 follows:

	Pension Plan		SERP
	2009	2008	2009	2008
Discount rate	6.02%	5.96%	6.00%	6.00%
Annual salary increases	4.00%	4.00%	5.00%	5.00%
     A summary of net periodic cost and other amounts recognized in Other Comprehensive Income follows (in thousands):

	Pension Plan			SERP
	2009	2008	2007	2009	2008	2007
Service cost	$3,886	$3,457	$3,772	$4,437	$3,232	$2,810
Interest cost	2,200	1,834	1,586	2,469	1,716	1,339
Expected return on plan assets	(1,683)	(1,426)	(1,179)	—	—	—
Amortization of unrecognized prior service cost	689	689	689	1,704	884	884
Amortization of net (gain)/loss	426	—	(13)	1	122	60

Net periodic cost	5,518	4,554	4,855	8,611	5,954	5,093
Prior service cost arising during period	—	—	—	—	7,387	—
Net loss (gain) arising during period	(4,595)	10,849	(2,466)	13,028	212	1,155
Amortization of:
Prior service cost (credit)	(689)	(689)	(689)	(1,704)	(884)	(883)
Net actuarial (gain) loss	(426)	—	13	(1)	(122)	(60)

Total amount recognized in OCI	(5,710)	10,160	(3,142)	11,323	6,593	212

Total recognized in Net periodic cost and OCI	$(192)	$14,714	$1,713	$19,934	$12,547	$5,305

     A summary of the expected amortization amounts to be included in net periodic cost for 2010 are as follows (in thousands):

	Pension Plan	SERP
Prior service cost	$689	$1,704
Actuarial (gain)/loss	—	1,340

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     A summary of the weighted-average assumptions used by the Company to determine net periodic cost follows:

	Pension Plan			SERP
	2009	2008	2007	2009	2008	2007
Discount rate	5.96%	6.55%	5.94%	6.00%	6.00%	5.75%
Rate of compensation increase	4.00%	4.00%	4.00%	5.00%	5.00%	5.00%
Expected long term rate of return on assets	8.50%	8.50%	8.50%	N/A	N/A	N/A
     The Company’s weighted-average asset allocations by asset category for its pension plans as of the end of the year follows:

	Pension Plan		SERP
	2009	2008	2009	2008
Equity securities	100%	100%	N/A	N/A
Debt securities	0%	0%	N/A	N/A

Total	100%	100%	N/A	N/A

     The Pension Plan assets are invested in mutual funds with an underlying investment allocation of 60% equity securities and 40% debt securities. All assets are measured at fair value using quoted prices in active markets and therefore are classified as Level 1 measurements in the fair value hierarchy. The expected long-term rate of return for the Pension Plan assets is based on current expected long-term inflation and historical rates of return on equities and fixed income securities, taking into account the investment policy under the plan. The expected long-term rate of return is weighted based on the target allocation for each asset category. Equity securities are expected to return between 7% and 11% and debt securities are expected to return between 4% and 7%. The Company expects the Pension Plan asset managers will provide a premium of approximately 0% to 1.5% per annum to the respective market benchmark indices.
     The Company’s investment policy related to the Pension Plan is to provide for growth of capital with a moderate level of volatility by investing in accordance with the target asset allocations stated above. The Company reviews its investment policy, including its target asset allocations, on a semi-annual basis to determine whether any changes in market conditions or amendments to its pension plans requires a revision to its investment policy.
     The estimated future benefit payments reflecting future service as of the end of 2009 for the Pension Plan and SERP plan follows (in thousands):

Year ending	Pension Plan	SERP
2010	$739	$—
2011	874	31,220
2012	1,206	904
2013	1,507	—
2014	1,824	29,040
2015-2019	14,857	24,026
11. Stockholders’ Equity
     Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $.01 per share. Shares of preferred stock, none of which are outstanding as of December 31, 2009, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.
     On December 13, 2006, the Company commenced an open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $200 million in repurchases. This program had an expiration date of the earlier of three years or when the maximum number of shares has been repurchased. This repurchase program expired on December 13, 2009. During the year ended December 31, 2008, the Company repurchased 4,786,609 shares, which is the cumulative number of shares that have been repurchased under this program, at a weighted-average price of $18.80 per share. During the year ended December 31, 2009, the Company did not repurchase any shares under this program.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
     On December 9, 2009, the Company commenced a new open market repurchase program for up to 3,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. This program will conclude at the earlier of three years or when the maximum number of shares has been repurchased. During the year ended December 31, 2009, the Company did not repurchase any shares under this program.
     The following schedule discloses the effects of changes in the Company’s ownership interest in its less than wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity:

	Year Ended December 31,
	2009	2008	2007
Net income attributable to Community Health Systems, Inc.	$243,150	$218,304	$30,289

Transfers from the noncontrolling interests:

Net increase in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	3,106	—	—

Net transfers from the noncontrolling interests	3,106	—	—

Change from net income attributable to Community Health Systems, Inc. and transfers from noncontrolling interests	$246,256	$218,304	$30,289

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)
12. Earnings Per Share
     The following table sets forth the components of the numerator and denominator for the computation of basic and diluted income from continuing operations per share (in thousands, except share data):

	Year Ended December 31,
	2009	2008	2007
Numerator:
Income from continuing operations, net of tax	$304,805	$233,727	$67,431
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	62,872	34,902	13,371

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$241,933	$198,825	$54,060

Income (loss) from discontinued operations, net of tax	$1,572	$19,007	$(22,740)
Less: Income (loss) from discontinued operations attributable to noncontrolling interests, net of taxes	355	(472)	1,031

Income (loss) from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$1,217	$19,479	$(23,771)

Denominator:
Weighted-average number of shares outstanding —basic	90,614,886	93,371,782	93,517,337

Effect of dilutive securities:
Non-employee director options	—	—	2,957
Restricted Stock awards	469,134	269,165	227,200
Employee options	422,637	647,882	894,800
Other equity based awards	10,617	—	—

Weighted-average number of shares outstanding — diluted	91,517,274	94,288,829	94,642,294

Dilutive securities outstanding not included in the computation of earning per share because their effect is antidilutive:
Employee options	6,820,393	5,001,223	4,398,307
13. Equity Investments
     As of December 31, 2009, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia, in which HCA Inc. (“HCA”), owns the majority interest. Effective April 1, 2009, one or more subsidiaries of the Company acquired from Share Foundation the remaining 50% equity interest in MCSA L.L.C., an entity in which one or more subsidiaries of the Company previously had a 50% unconsolidated noncontrolling interest. One or more subsidiaries of the Company provided MCSA L.L.C. certain management services. This acquisition resulted in these subsidiaries of the Company owning 100% equity interest in that entity. MCSA L.L.C. owns and operates Medical Center of South Arkansas in El Dorado, Arkansas. The results of operations for MCSA L.L.C. were included in the consolidated financial statements effective April 1, 2009.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Summarized combined financial information for the unconsolidated entities in which the Company owned an equity interest is as follows (in thousands):

	As of December 31,
	2009	2008
Current assets	$207,005	$222,802
Noncurrent assets	744,360	774,320

	$951,365	$997,122

Current liabilities	$83,484	$100,443
Noncurrent liabilities	2,899	9,808
Members’ equity	864,982	886,871

	$951,365	$997,122

	For the year ended December 31,
	2009	2008	2007
Revenues	$1,398,784	$1,426,463	$1,276,555
Operating costs and expenses	$1,253,533	$1,284,645	$1,125,477
Income from continuing
operations before taxes	$145,211	$148,012	$153,435
     The summarized financial information as of and for the year ended December 31, 2009 was derived from the unaudited financial information provided to the Company by those unconsolidated entities. The summarized financial information as of and for the year ended December 31, 2008 has been revised from the prior year disclosure to reflect the final audited financial information of the equity investee for that period.
     The Company’s investment in all of its unconsolidated affiliates was $399.4 million and $421.6 million at December 31, 2009 and 2008, respectively, and is included in other assets, net in the accompanying consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $36.5 million, $42.1 million and $25.1 million for the years ended December 31, 2009, 2008 and 2007, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
14. Segment Information
     The Company operates in three distinct operating segments, represented by hospital operations (which includes its general acute care hospitals and related healthcare entities that provide inpatient and outpatient healthcare services), home care agency operations (which provides in-home outpatient care), and hospital management services (which provides executive management and consulting services to non-affiliated acute care hospitals). Only the hospital operations segment meets the criteria as a separate reportable segment. The financial information for the home care agencies and management services segments do not meet the quantitative thresholds for a separate identifiable reportable segment and are combined into the corporate and all other reportable segment.
     The accounting policies of the segments are the same as those described in the summary of significant accounting policies in Note 1. Expenditures for segment assets are reported on an accrual basis, which includes amounts that are reflected in accounts payable. Substantially all depreciation and amortization as reflected in the consolidated statements of income relates to the hospital operations segment.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     The distribution between reportable segments of the Company’s revenues, income from continuing operations before income taxes, expenditures for segment assets and total assets is summarized in the following tables (in thousands):

	For the Year Ended December 31,
	2009	2008	2007
Revenues:
Hospital operations	$11,839,515	$10,680,497	$6,917,521
Corporate and all other	268,098	238,598	178,340

	$12,107,613	$10,919,095	$7,095,861

Income from continuing operations before income taxes:
Hospital operations	$588,857	$494,922	$265,410
Corporate and all other	(142,727)	(135,922)	(158,119)

	$446,130	$359,000	$107,291

Expenditures for segment assets:
Hospital operations	$543,969	$643,180	$499,044
Corporate and all other	15,105	41,443	35,091

	$559,074	$684,623	$534,135

	As of December 31,
	2009	2008
Total assets:
Hospital operations	$12,715,228	$12,646,590
Corporate and all other	1,306,244	1,171,664

	$14,021,472	$13,818,254

15. Commitments and Contingencies
      Construction and Other Capital Commitments. Pursuant to hospital purchase agreements in effect as of December 31, 2009, and where required certificate of need approval has been obtained, the Company is required to build replacement facilities. As required by an amendment to a lease agreement entered into in 2005, the Company agreed to build a replacement facility at its Barstow, California location. Construction costs for this replacement facility are estimated to be approximately $65.0 million. Of this amount, approximately $8.0 million has been expended through December 31, 2009. The Company expects to spend approximately $3.0 million in replacement hospital construction and equipment costs related to this project in 2010. This project is required to be completed in 2012. The Company has agreed, as part of an acquisition in 2007, to build a replacement hospital in Valparaiso, Indiana with an aggregate estimated construction cost, including equipment costs, of approximately $210.0 million. Of this amount, approximately $4.6 million has been expended through December 31, 2009. The Company expects to spend approximately $50.0 million in replacement hospital construction and equipment costs related to this project in 2010. This project is required to be completed in 2011. The Company has agreed, as part of an acquisition in 2009, to build a replacement hospital in Siloam Springs, Arkansas with an aggregate estimated construction cost, including equipment costs, of approximately $35.0 million. Of this amount, approximately $0.1 million has been expended through December 31, 2009. The Company expects to spend approximately $2.0 million in replacement hospital construction and equipment costs related to this project in 2010. This project is required to be completed in 2013. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in the Company’s Birmingham, Alabama facility, the Company initiated the purchase of a site for a potential replacement to its existing Birmingham facility. The new site includes a partially constructed hospital structure. This project is subject to the approval of a certificate of need expected to be granted by mid to late 2010. Upon receiving the certificate of need, and after resolution of any legal issues, the Company will complete its assessment of the costs to complete construction of the unfinished facility and relocate the existing Birmingham facility to the new site. In addition, under other purchase agreements, the Company had committed to spend approximately $468.5 million for costs such as capital improvements, equipment, selected leases and physician recruiting. These commitments are required to be fulfilled generally over a five to seven year period after acquisition. Through December 31, 2009, the Company has spent approximately $171.4 million related to these commitments. The Company expects to spend approximately $72.9 million related to these commitments in 2010.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
     Physician Recruiting Commitments. As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to the physicians in excess of the amounts they earned in their practice up to the amount of the income guarantee. These income guarantee periods are typically for 12 months. Such payments are recoverable by the Company from physicians who do not fulfill their commitment period, which is typically three years, to the respective community. At December 31, 2009, the maximum potential amount of future payments under these guarantees in excess of the liability recorded is $37.9 million.
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
     The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.3%, 2.6% and 4.1% in 2009, 2008 and 2007, respectively. This liability is adjusted for new claims information in the period such information becomes known. The Company’s estimated liability for the self-insured portion of professional and general liability claims was $431.2 million and $350.6 million as of December 31, 2009 and 2008, respectively. The estimated undiscounted claims liability was $452.7 million and $383.5 million as of December 31, 2009 and 2008, respectively. The current portion of the liability for the self-insured portion of professional and general liability claims was $77.1 million and $64.0 million as of December 31, 2009 and 2008, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of income.
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
     The Company is primarily self-insured for these claims; however, the Company obtains excess insurance that transfers the risk of loss to a third-party insurer for claims in excess of self-insured retentions. The Company’s excess insurance is underwritten on a claims-made basis. For claims reported prior to June 1, 2002, substantially all of the Company’s professional and general liability risks were subject to a $0.5 million per occurrence self-insured retention and for claims reported from June 1, 2002 through June 1, 2003, these self-insured retentions were $2.0 million per occurrence. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially all claims reported on or after June 1, 2005 are self-insured up to $5 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers the Company for liabilities in excess of the self-insured retentions. The excess coverage consists of multiple layers of insurance, the sum of which totals up to $95 million per occurrence and in the aggregate for claims reported on or after June 1, 2003 and up to $145 million per occurrence and in the aggregate for claims incurred and reported after January 1, 2008. For certain policy years, if the first aggregate layer of excess coverage becomes fully utilized, then the Company’s self-insured retention could increase to $10 million per claim for any subsequent claims in that policy year until the Company’s total aggregate coverage is met.
     Effective January 1, 2008, the former Triad hospitals are insured on a claims-made basis as described above and through commercial insurance companies as described above for substantially all claims occurring on or after January 1, 2002 and reported on or after January 1, 2008. Substantially all losses for the former Triad hospitals in periods prior to May 1999 were insured through a wholly-owned insurance subsidiary of HCA, Triad’s owner prior to that time, and excess loss policies maintained by HCA. HCA has agreed to indemnify the former Triad hospitals in respect of claims covered by such insurance policies arising prior to May 1999. After May 1999 through December 31, 2006, the former Triad hospitals obtained insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary with excess coverage obtained from other carriers that is subject to certain deductibles. Effective for claims incurred after December 31, 2006, Triad began insuring its claims from $1 million to $5 million through its wholly-owned captive insurance company, replacing the coverage provided by HCA. Substantially all claims occurring during 2007 were self-insured up to $10 million per claim.
     Legal Matters. The Company is a party to other legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.
     In a letter dated October 4, 2007, the Civil Division of the Department of Justice notified the Company that, as a result of an investigation into the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients, it believes the Company and three of its New Mexico hospitals have caused the State of New Mexico to submit improper claims for federal funds in violation of the Federal False Claims Act. In a letter dated January 22, 2008, the Civil Division notified the Company that based on its investigation, it has calculated that these three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million. The Civil Division also advised the Company that were it to proceed to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc. The federal government filed its complaint in intervention on June 30, 2009. The relator filed a second amended complaint on July 1, 2009. Both of these complaints expand the time period during which alleged improper payments were made. The Company filed motions to dismiss all of the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
federal government’s and the relator’s claims on August 28, 2009. The federal government and the relator responded on October 16, 2009. The Company has filed a reply to each response and is waiting on the court’s rulings. The Company is vigorously defending this action.
16. Subsequent Events
     The Company adopted certain updates to U.S. GAAP related to subsequent events in the second quarter of 2009. These updates to U.S. GAAP establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, these updates to U.S. GAAP set forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
17. Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th	Total
	(in thousands, except share and per share data)
Year ended December 31, 2009:
Net operating revenues	2,912,749	3,016,961	3,086,757	3,091,146	12,107,613
Income from continuing operations before taxes	106,454	111,707	112,425	115,544	446,130
Income from continuing operations	70,820	74,498	75,361	84,126	304,805
Income (loss) from discontinued operations	2,080	(508)	—	—	1,572
Net income attributable to Community Health Systems, Inc.	58,915	59,435	59,712	65,088	243,150
Income from continuing operations attributable to Community Health Systems, Inc per share (1):
Basic	0.63	0.66	0.66	0.71	2.67
Diluted	0.63	0.66	0.65	0.70	2.64
Net income attributable to Community Health Systems, Inc per share (1):
Basic	0.65	0.66	0.66	0.71	2.68
Diluted	0.65	0.65	0.65	0.70	2.66
Weighted-average number of shares:
Basic	90,604,767	90,358,583	90,923,052	91,178,060	90,614,886
Diluted	90,885,140	91,071,147	92,010,742	92,698,828	91,517,274

Year ended December 31, 2008:
Net operating revenues	2,710,355	2,673,153	2,754,509	2,781,078	10,919,095
Income from continuing operations before taxes	88,119	85,583	90,315	94,983	359,000
Income from continuing operations	57,256	55,393	59,105	61,973	233,727
Income (loss) from discontinued operations	11,481	(249)	(608)	8,383	19,007
Net income attributable to Community Health Systems, Inc.	60,127	47,893	50,384	59,900	218,304
Income from continuing operations attributable to Community Health Systems, Inc per share (1):
Basic	0.52	0.51	0.53	0.57	2.13
Diluted	0.52	0.50	0.52	0.57	2.11
Net income attributable to Community Health Systems, Inc per share (1):
Basic	0.64	0.51	0.54	0.65	2.34
Diluted	0.63	0.50	0.53	0.65	2.32
Weighted-average number of shares:
Basic	94,107,532	94,192,295	94,044,564	91,514,652	93,371,782
Diluted	95,006,721	95,513,127	95,159,619	91,833,485	94,288,829

(1)	Total per share amounts may not add due to rounding.
     During the three months ended June 30, 2009, the Company decided to retain a hospital and related businesses previously classified as held for sale. The quarterly financial data has been restated to include this retained hospital and related businesses, which were previously reported as discontinued operations, for the previously reported first quarter during the year ended December 31, 2009 and the previously reported quarters during the year ended December 31, 2008.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
18. Supplemental Condensed Consolidating Financial Information
     In connection with the consummation of the Triad acquisition, CHS obtained approximately $7.2 billion of senior secured financing under the Credit Facility and issued the Notes in the aggregate principal amount of approximately $3.0 billion. The Notes are senior unsecured obligations of CHS and are guaranteed on a senior basis by the Company and by certain of its existing and subsequently acquired or organized 100% owned domestic subsidiaries.
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
     From time to time, the Company sells and/or repurchases noncontrolling interests in consolidated subsidiaries, which changes subsidiaries from guarantors to non-guarantors. Amounts for prior periods are restated to reflect the status of guarantors or non-guarantors as of December 31, 2009.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Year Ended December 31, 2009
Statements of Income

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$7,075,378	$5,032,235	$—	$12,107,613

Operating costs and expenses:
Salaries and benefits	—	—	2,739,112	2,103,218	—	4,842,330
Provision for bad debts	—	—	908,702	551,605	—	1,460,307
Supplies	—	—	969,337	716,156	—	1,685,493
Other operating expenses	—	—	1,242,809	994,666	—	2,237,475
Rent	—	—	125,486	121,646	—	247,132
Depreciation and amortization	—	—	338,314	227,897	—	566,211

Total operating costs and expenses	—	—	6,323,760	4,715,188	—	11,038,948

Income from operations	—	—	751,618	317,047	—	1,068,665

Interest expense, net	—	(110,507)	720,532	38,939	—	648,964
(Gain) loss from early extinguishment of debt	—	(2,385)	—	—	—	(2,385)
Equity in earnings of unconsolidated affiliates	(243,150)	(118,324)	(165,623)	—	490,576	(36,521)
Impairment of long-lived and other assets	—	—	12,477	—	—	12,477

Income from continuing operations before income taxes	243,150	231,216	184,232	278,108	(490,576)	446,130
Provision for (benefit from) income taxes	—	(11,934)	72,131	81,128	—	141,325

Income from continuing operations	243,150	243,150	112,101	196,980	(490,576)	304,805

Discontinued operations, net of taxes:
Income (loss) from operations of hospitals sold and hospitals held for sale	—	—	(169)	2,146	—	1,977
(Loss) gain on sale of hospitals, net	—	—	—	(405)	—	(405)
Impairment of long-lived assets of hospitals held for sale	—	—	—	—	—	—

Income (loss) from discontinued operations	—	—	(169)	1,741	—	1,572

Net income	243,150	243,150	111,932	198,721	(490,576)	306,377
Less: Net income attributable to noncontrolling interests	—	—	(3,611)	66,838	—	63,227

Net income attributable to Community Health Systems, Inc.	$243,150	$243,150	$115,543	$131,883	$(490,576)	$243,150

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Year Ended December 31, 2008
Statements of Income

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$6,285,338	$4,633,757	$—	$10,919,095

Operating costs and expenses:
Salaries and benefits	—	—	2,389,448	1,978,216	—	4,367,664
Provision for bad debts	—	—	751,887	466,725	—	1,218,612
Supplies	—	—	845,781	685,595	—	1,531,376
Other operating expenses	—	—	1,121,174	977,836	—	2,099,010
Rent	—	—	119,621	111,546	—	231,167
Depreciation and amortization	—	—	295,268	204,118	—	499,386

Total operating costs and expenses	—	—	5,523,179	4,424,036	—	9,947,215

Income from operations	—	—	762,159	209,721	—	971,880

Interest expense, net	—	65,135	539,696	47,637	—	652,468
(Gain) loss from early extinguishment of debt	—	(2,525)	—	—	—	(2,525)
Equity in earnings of unconsolidated affiliates	(218,304)	(218,498)	(132,835)	—	527,574	(42,063)
Impairment of long-lived and other assets	—	—	—	5,000	—	5,000

Income from continuing operations before income taxes	218,304	155,888	355,298	157,084	(527,574)	359,000
Provision for (benefit from) income taxes	—	(62,416)	139,265	48,424	—	125,273

Income from continuing operations	218,304	218,304	216,033	108,660	(527,574)	233,727

Discontinued operations, net of taxes:
Income (loss) from operations of hospitals sold and hospitals held for sale	—	—	1,105	8,322	—	9,427
(Loss) gain on sale of hospitals, net	—	—	—	9,580	—	9,580
Impairment of long-lived assets of hospitals held for sale	—	—	—	—	—	—

Income (loss) from discontinued operations	—	—	1,105	17,902	—	19,007

Net income	218,304	218,304	217,138	126,562	(527,574)	252,734
Less: Net income attributable to noncontrolling interests	—	—	(6,429)	40,859	—	34,430

Net income attributable to Community Health Systems, Inc.	$218,304	$218,304	$223,567	$85,703	$(527,574)	$218,304

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Year Ended December 31, 2007
Statements of Income

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$4,567,186	$2,528,675	$—	$7,095,861

Operating costs and expenses:
Salaries and benefits	—	—	1,763,700	1,131,405	—	2,895,105
Provision for bad debts	—	—	635,393	251,592	—	886,985
Supplies	—	—	576,658	363,867	—	940,525
Other operating expenses	—	—	942,488	492,129	—	1,434,617
Rent	—	—	93,442	60,253	—	153,695
Depreciation and amortization	—	—	212,997	100,325	—	313,322

Total operating costs and expenses	—	—	4,224,678	2,399,571	—	6,624,249

Income from operations	—	—	342,508	129,104	—	471,612

Interest expense, net	—	67,495	211,388	83,182	—	362,065
(Gain) loss from early extinguishment of debt	—	27,388	—	—	—	27,388
Equity in earnings of unconsolidated affiliates	(30,289)	(88,501)	(20,450)	—	114,108	(25,132)
Impairment of long-lived and other assets	—	—	—	—	—	—

Income from continuing operations before income taxes	30,289	(6,382)	151,570	45,922	(114,108)	107,291
Provision for (benefit from) income taxes	—	(36,671)	63,837	12,694	—	39,860

Income from continuing operations	30,289	30,289	87,733	33,228	(114,108)	67,431

Discontinued operations, net of taxes:
Income (loss) from operations of hospitals sold and hospitals held for sale	—	—	(2,706)	(1,493)	—	(4,199)
(Loss) gain on sale of hospitals, net	—	—	—	(2,594)	—	(2,594)
Impairment of long-lived assets of hospitals held for sale	—	—	—	(15,947)	—	(15,947)

Income (loss) from discontinued operations	—	—	(2,706)	(20,034)	—	(22,740)

Net income	30,289	30,289	85,027	13,194	(114,108)	44,691
Less: Net income attributable to noncontrolling interests	—	—	(1,151)	15,553	—	14,402

Net income attributable to Community Health Systems, Inc.	$30,289	$30,289	$86,178	$(2,359)	$(114,108)	$30,289

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2009
Balance Sheets

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
		ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$238,194	$106,347	$—	$344,541
Patient accounts receivable, net of allowance for doubtful accounts	—	—	898,734	719,169	—	1,617,903
Supplies	—	—	182,972	119,637	—	302,609
Deferred income taxes	80,714	—	—	—	—	80,714
Prepaid expenses and taxes	45,414	114	74,140	15,221	—	134,889
Other current assets	—	26	120,403	73,910	—	194,339

Total current assets	126,128	140	1,514,443	1,034,284	—	2,674,995

Intercompany receivable	1,119,696	9,222,998	1,718,144	2,340,088	(14,400,926)	—

Property and equipment, net	—	—	3,700,703	2,431,543	—	6,132,246

Goodwill	—	—	2,373,326	1,784,601	—	4,157,927

Other assets, net of accumulated amortization	—	143,292	386,952	526,060	—	1,056,304

Net investment in subsidiaries	1,239,622	5,536,128	3,321,274	—	(10,097,024)	—

Total assets	$2,485,446	$14,902,558	$13,014,842	$8,116,576	$(24,497,950)	$14,021,472

	LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$43,471	$17,681	$5,318	$—	$66,470
Accounts payable	—	—	229,506	199,059	—	428,565
Deferred income taxes	28,397	—	—	—	—	28,397
Interest payable (receivable)	—	145,033	168	—	—	145,201
Accrued liabilities	8,283	567	514,168	266,145	—	789,163

Total current liabilities	36,680	189,071	761,523	470,522	—	1,457,796

Long-term debt	—	8,785,466	39,882	19,290	—	8,844,638

Intercompany payable	10,000	4,372,369	10,481,885	6,834,264	(21,698,518)	—

Deferred income taxes	475,812	—	—	—	—	475,812

Other long-term liabilities	12,319	316,033	337,350	193,250	—	858,952

Total liabilities	534,811	13,662,939	11,620,640	7,517,326	(21,698,518)	11,637,198

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	278	368,579	—	368,857

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	940	—	1	2	(3)	940
Additional paid-in capital	1,158,359	562,557	539,484	71,662	(1,173,703)	1,158,359
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)

Accumulated other comprehensive income (loss)	(221,385)	(221,385)	(19,124)	—	240,509	(221,385)
Retained earnings	1,019,399	898,447	873,820	93,968	(1,866,235)	1,019,399

Total Community Health Systems, Inc.
stockholders’ equity	1,950,635	1,239,619	1,394,181	165,632	(2,799,432)	1,950,635
Noncontrolling interests in equity of consolidated subsidiaries	—	—	(257)	65,039	—	64,782

Total equity	1,950,635	1,239,619	1,393,924	230,671	(2,799,432)	2,015,417

Total liabilities and equity	$2,485,446	$14,902,558	$13,014,842	$8,116,576	$(24,497,950)	$14,021,472

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
December 31, 2008
Balance Sheets

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$156,621	$64,034	$—	$220,655
Patient accounts receivable, net of allowance for doubtful accounts	—	—	967,515	657,955	—	1,625,470
Supplies	—	—	163,892	111,804	—	275,696
Deferred income taxes	91,875	—	—	—	—	91,875
Prepaid expenses and taxes	92,710	111	65,811	7,870	—	166,502
Other current assets	—	85	128,864	95,903	—	224,852

Total current assets	184,585	196	1,482,703	937,566	—	2,605,050

Intercompany receivable	1,011,894	9,036,169	2,425,410	3,382,780	(15,856,253)	—

Property and equipment, net	—	—	3,462,671	2,431,734	—	5,894,405

Goodwill	—	—	2,404,082	1,762,009	—	4,166,091

Other assets, net of accumulated amortization	—	171,396	301,589	679,723	—	1,152,708

Net investment in subsidiaries	1,109,833	4,632,848	2,727,035	—	(8,469,716)	—

Total assets	$2,306,312	$13,840,609	$12,803,490	$9,193,812	$(24,325,969)	$13,818,254

	LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$12,066	$7,209	$14,629	$—	$33,904
Accounts payable	70	—	368,565	163,960	—	532,595
Deferred income taxes	6,740	—	—	—		6,740
Interest payable (receivable)	—	152,070	1,153	11	—	153,234
Accrued liabilities	8,869	567	458,510	314,998	—	782,944

Total current liabilities	15,679	164,703	835,437	493,598	—	1,509,417

Long-term debt	—	8,865,390	29,331	43,464	—	8,938,185

Intercompany payable	200,600	3,453,103	10,419,619	8,015,946	(22,089,268)	—

Deferred income taxes	460,793	—	—	—	—	460,793

Other long-term liabilities	18,211	435,134	218,002	217,210	—	888,557

Total liabilities	695,283	12,918,330	11,502,389	8,770,218	(22,089,268)	11,796,952

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	17,956	330,860	—	348,816

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	925	—	1	2	(3)	925
Additional paid-in capital	1,136,108	468,874	499,638	12,993	(981,505)	1,136,108
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive income (loss)	(295,575)	(295,575)	(17,090)	—	312,665	(295,575)
Retained earnings	776,249	748,980	798,123	20,755	(1,567,858)	776,249

Total Community Health Systems, Inc. stockholders’ equity	1,611,029	922,279	1,280,672	33,750	(2,236,701)	1,611,029
Noncontrolling interests in equity of consolidated subsidiaries	—	—	2,473	58,984	—	61,457

Total equity	1,611,029	922,279	1,283,145	92,734	(2,236,701)	1,672,486

Total liabilities and equity	$2,306,312	$13,840,609	$12,803,490	$9,193,812	$(24,325,969)	$13,818,254

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Year Ended December 31, 2009
Statements of Cash Flows

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(62,357)	$132,528	$511,539	$494,719	$—	$1,076,429

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(198,825)	(64,948)	—	(263,773)
Purchases of property and equipment	—	—	(375,722)	(201,166)	—	(576,888)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	89,514	—	89,514
Proceeds from sale of property and equipment	—	—	826	3,193	—	4,019
Increase in other non-operating assets	—	—	(116,929)	(3,125)	—	(120,054)

Net cash (used in) provided by investing activities	—	—	(690,650)	(176,532)	—	(867,182)

Cash flows from financing activities:
Proceeds from exercise of stock options	12,759	—	—	—	—	12,759
Stock buy-back	—	—	—	—	—	—
Deferred financing costs	—	(82)	—	—	—	(82)
Income tax payable increase relating to stock-based compensation	(3,472)	—	—	—	—	(3,472)
Proceeds from noncontrolling investors in joint ventures	—	—	—	29,838	—	29,838
Redemption of noncontrolling investments in joint ventures	—	—	—	(7,268)	—	(7,268)
Distributions to noncontrolling investors in joint ventures	—	—	—	(58,963)	—	(58,963)
Changes in intercompany balances with affiliates, net	53,070	(85,496)	270,190	(237,764)	—	—
Borrowings under credit agreement	—	200,000	4,045	2,570	(6,615)	200,000
Repayments of long-term indebtedness	—	(246,950)	(13,551)	(4,287)	6,615	(258,173)

Net cash (used in) provided by financing activities	62,357	(132,528)	260,684	(275,874)	—	(85,361)

Net change in cash and cash equivalents	—	—	81,573	42,313	—	123,886
Cash and cash equivalents at beginning of period	—	—	156,621	64,034	—	220,655

Cash and cash equivalents at end of period	$—	$—	$238,194	$106,347	$—	$344,541

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Year Ended December 31, 2008
Statements of Cash Flows

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(36,792)	$67,594	$789,652	$236,127	$—	$1,056,581

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(156,555)	(5,352)	—	(161,907)
Purchases of property and equipment	—	—	(424,674)	(267,559)	—	(692,233)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	365,636	—	365,636
Proceeds from sale of property and equipment	—	—	11,971	1,512	—	13,483
Increase in other non-operating assets	—	(15,700)	(115,682)	(59,068)	—	(190,450)

Net cash (used in) provided by investing activities	—	(15,700)	(684,940)	35,169	—	(665,471)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,806	—	—	—	—	1,806
Stock buy-back	(90,188)	—	—	—	—	(90,188)
Deferred financing costs	—	(3,136)	—	—	—	(3,136)
Excess tax benefits relating to stock-based compensation	1,278	—	—	—	—	1,278
Proceeds from noncontrolling investors in joint ventures	—	—	1,020	13,309	—	14,329
Redemption of noncontrolling investments in joint ventures	—	—	—	(77,587)	—	(77,587)
Distributions to noncontrolling investors in joint ventures	—	—	—	(46,890)	—	(46,890)
Changes in intercompany balances with affiliates, net	123,900	55,247	(61,513)	(117,634)	—	—
Borrowings under credit agreement	—	125,000	—	32,468	(26,191)	131,277
Repayments of long-term indebtedness	(4)	(229,005)	(5,313)	(26,787)	26,191	(234,918)

Net cash (used in) provided by financing activities	36,792	(51,894)	(65,806)	(223,121)	—	(304,029)

Net change in cash and cash equivalents	—	—	38,906	48,175	—	87,081
Cash and cash equivalents at beginning of period	—	—	117,715	15,859	—	133,574

Cash and cash equivalents at end of period	$—	$—	$156,621	$64,034	$—	$220,655

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)
Year Ended December 31, 2007
Statements of Cash Flows

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
Net cash provided by (used in) operating activities	$(85,881)	$141,137	$412,433	$220,749	$—	$688,438

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	(6,864,035)	(59,203)	(94,810)	—	(7,018,048)
Purchases of property and equipment	—	—	(423,193)	(99,592)	—	(522,785)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	109,996	—	109,996
Proceeds from sale of property and equipment	—	—	591	4,059	—	4,650
Increase in other non-operating assets	—	(5,502)	(59,772)	(7,397)	—	(72,671)

Net cash (used in) provided by investing activities	—	(6,869,537)	(541,577)	(87,744)	—	(7,498,858)

Cash flows from financing activities:
Proceeds from exercise of stock options	8,214	—	—	—	—	8,214
Stock buy-back	—	—	—	—	—	—
Deferred financing costs	—	(182,954)	—	—	—	(182,954)
Excess tax benefits relating to stock-based compensation	1,216	—	—	—	—	1,216
Proceeds from noncontrolling investors in joint ventures	128	—	—	2,223	—	2,351
Redemption of noncontrolling investments in joint ventures	—	—	—	(1,356)	—	(1,356)
Distributions to noncontrolling investors in joint ventures	—	—	—	(6,645)	—	(6,645)
Changes in intercompany balances with affiliates, net	376,319	(468,160)	432,306	(340,465)	—	—
Borrowings under credit agreement	—	9,212,000	(66,068)	75,695	—	9,221,627
Repayments of long-term indebtedness	(299,996)	(1,832,486)	(147,939)	141,396	—	(2,139,025)

Net cash (used in) provided by financing activities	85,881	6,728,400	218,299	(129,152)	—	6,903,428

Net change in cash and cash equivalents	—	—	89,155	3,853	—	93,008
Cash and cash equivalents at beginning of period	—	—	28,560	12,006	—	40,566

Cash and cash equivalents at end of period	$—	$—	$117,715	$15,859	$—	$133,574

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
     Management’s report on internal control over financial reporting is included herein at page 117.
     The attestation report from Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein at page 118.
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
     We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that our internal control over financial reporting was effective as of December 31, 2009, based on these criteria.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Franklin, Tennessee
We have audited the internal control over financial reporting of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated February 25, 2010 expressed an unqualified opinion and included explanatory paragraphs related to the adoption of accounting standards on those consolidated financial statements.
/s/ Deloitte & Touche LLP

Nashville, Tennessee
February 25, 2010

PART III
Item 10. Directors and Executive Officers of the Company
     The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 18, 2010, under “Members of the Board of Directors,” “Information About our Executive Officers,” “Compliance with Exchange Act Section 16(A) Beneficial Ownership Reporting” and “Corporate Governance Principles and Board Matters.”
Item 11. Executive Compensation
     The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 18, 2010 under “Executive Compensation.”
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
     The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 18, 2010 under “Security Ownership of Certain Beneficial Owners and Management.”
Item 13. Certain Relationships and Related Transactions
     The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 18, 2010 under “Certain Transactions.”
Item 14. Principal Accountant Fees and Services
     The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 18, 2010 under “Ratification of the Appointment of Independent Registered Public Accounting Firm.”
PART IV
Item 15. Exhibits and Financial Statement Schedules
Item 15(a) 1. Financial Statements
     Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.
Item 15(a) 2. Financial Statement Schedules
     The following financial statement schedule is filed as part of this Report at page 125 hereof:
Schedule II — Valuation and Qualifying Accounts
     All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 15(a)(3) and 15(c):
     The following exhibits are either filed with this Report or incorporated herein by reference.

Description
2.1	Agreement and Plan of Merger, dated as of March 19, 2007, by and among Triad Hospitals, Inc., Community Health Systems, Inc. and FWCT-1 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 19, 2007 (No. 001-15925))

3.1	Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

3.2	Amended and Restated By-Laws of Community Health Systems, Inc. (as of February 27, 2008) (incorporated by reference to Exhibit 3(ii).1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 29, 2008 (No. 001-15925))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

4.2	Senior Notes Indenture, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health System Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.3	Form of 8 7/8% Senior Note due 2015 (included in Exhibit 4.2)

4.4	Registration Rights Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers (incorporated by reference to Exhibit 4.1 to Community Health System Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.5	Joinder to the Registration Rights Agreement dated as of July 25, 2007 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.6	First Supplemental Indenture relating to the Triad’s 7% Senior Subordinated Notes due 2013, dated as of July 24, 2007, by and among Triad Hospitals Inc. and The Bank of New York Trust Company, N.A (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.7	Second Supplemental Indenture relating to Triad’s 7% Senior Notes due 2012, dated as of July 24, 2007, by and among Triad Hospitals Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.8	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.9	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2007, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.10	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of January 30, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.11	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of October 10, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.9 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.12	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 1, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.10 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.13	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.11 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

Description
4.14	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of February 5, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.15	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed April 29, 2009 (No. 001-15925))

4.16	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed April 29, 2009 (No. 001-15925))

4.17	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

4.18	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

4.19	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association*

10.1	Credit Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lender parties thereto and Credit Suisse, as Administrative Agent and Collateral Agent, Credit Suisse Securities (USA) LLC and Wachovia Capital Markets, LLC as Joint Bookrunner and Co-Lead Arrangers, Wachovia Bank, N.A. as Syndication Agent, JPMorgan Chase Bank and Merrill Lynch Capital Corporation as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

10.2	Guarantee and Collateral Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the Subsidiaries from time to time party thereto and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

10.3 †	Form of Indemnification Agreement between Community Health Systems, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

10.4 †	CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.13 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.5 †	Community Health Systems Supplemental Executive Benefits (incorporated by reference to Exhibit 10.14 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.6 †	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.7 †	Community Health Systems Deferred Compensation Plan Trust, amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 27, 2003 (No. 001-15925))

10.8 †	CHS/Community Health Systems, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.9	CHS NQDCP, effective as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.10	CHS NQDCP Adoption Agreement, executed as of August 11, 2009 (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

Description
10.11	Guarantee, dated December 9, 2009, made by Community Health Systems, Inc. in favor of CHS/Community Health Systems, Inc. with respect to CHS/Community Health Systems, Inc.’s payment obligations under the CHS/Community Health Systems, Inc. Deferred Compensation Plan and the NQDCP (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.12 †	Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated on March 24, 2009 (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

10.13	Form of Amended and Restated Change in Control Severance Agreement (incorporated by reference to Exhibit 10.22 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.14 †	Community Health Systems, Inc. 2000 Stock Option and Award Plan, as amended and restated on March 24, 2009 (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

10.15 †	Form of Nonqualified Stock Option Agreement (Employee)*

10.16 †	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.17 †	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) (incorporated by reference to Exhibit 10.20 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.18 †	Form of Director Phantom Stock Award Agreement (incorporated by reference to Exhibit 10.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.19 †	Form of Director Restricted Stock Unit Award Agreement*

10.20 †	Community Health Systems, Inc. Directors’ Fees Deferral Plan, as amended and restated on December 10, 2008 (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.21 †	Community Health Systems, Inc. 2009 Stock Option and Award Plan, effective as of March 24, 2009 (incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

10.22	Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 7, 2005 (No. 001-15925))

12	Computation of Ratio of Earnings to Fixed Charges*

21	List of Subsidiaries*

23.1	Consent of Deloitte & Touche LLP*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Community Health Systems, Inc.
By:	/s/ Wayne T. Smith
Wayne T. Smith
Chairman of the Board, President and Chief Executive Officer

Date: February 25, 2010
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ WAYNE T. SMITH	President and Chief Executive Officer and	02/25/2010
Wayne T. Smith	Director (principal executive officer)

/s/ W. LARRY CASH	Executive Vice President, Chief Financial	02/25/2010
W. Larry Cash	Officer and Director (principal financial officer)

/s/ T. MARK BUFORD	Vice President and Chief Accounting Officer	02/25/2010
T. Mark Buford	(principal accounting officer)

/s/ JOHN A. CLERICO	Director	02/25/2010
John A. Clerico

/s/ JAMES S. ELY III	Director	02/25/2010
James S. Ely III

/s/ JOHN A. FRY	Director	02/25/2010
John A. Fry

/s/ WILLIAM NORRIS JENNINGS, M.D.	Director	02/25/2010
William Norris Jennings, M.D.

/s/ HARVEY KLEIN, M.D.	Director	02/25/2010
Harvey Klein, M.D.

/s/ JULIA B. NORTH	Director	02/25/2010
Julia B. North

/s/ H. MITCHELL WATSON, JR.	Director	02/25/2010
H. Mitchell Watson, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Franklin, Tennessee
We have audited the consolidated financial statements of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and have issued our report thereon dated February 25, 2010 (which report expresses an unqualified opinion and includes explanatory paragraphs related to the adoption of accounting standards); such report is included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.
/s/ Deloitte & Touche LLP

Nashville, Tennessee
February 25, 2010

Community Health Systems, Inc. and Subsidiaries
Schedule II — Valuation and Qualifying Accounts

	Balance at	Acquisitions	Charged to		Balance
	Beginning	and	Costs and		at End
Description	of Year	Dispositions	Expenses	Write-offs	of Year
			(In thousands)
Year ended December 31, 2009 allowance for doubtful accounts	$1,111,131	$—	$1,460,307	$(1,154,250)	$1,417,188
Year ended December 31, 2008 allowance for doubtful accounts	$1,037,334	$(12,352)	$1,218,612	$(1,132,463)	$1,111,131
Year ended December 31, 2007 allowance for doubtful accounts	$478,565	$421,157	$886,985	$(749,373)	$1,037,334

Exhibit Index

Description
2.1	Agreement and Plan of Merger, dated as of March 19, 2007, by and among Triad Hospitals, Inc., Community Health Systems, Inc. and FWCT-1 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 19, 2007 (No. 001-15925))

3.1	Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

3.2	Amended and Restated By-Laws of Community Health Systems, Inc. (as of February 27, 2008) (incorporated by reference to Exhibit 3(ii).1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 29, 2008 (No. 001-15925))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

4.2	Senior Notes Indenture, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health System Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.3	Form of 8 7/8% Senior Note due 2015 (included in Exhibit 4.2)

4.4	Registration Rights Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers (incorporated by reference to Exhibit 4.1 to Community Health System Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.5	Joinder to the Registration Rights Agreement dated as of July 25, 2007 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.6	First Supplemental Indenture relating to the Triad’s 7% Senior Subordinated Notes due 2013, dated as of July 24, 2007, by and among Triad Hospitals Inc. and The Bank of New York Trust Company, N.A (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.7	Second Supplemental Indenture relating to Triad’s 7% Senior Notes due 2012, dated as of July 24, 2007, by and among Triad Hospitals Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.8	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.9	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2007, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.10	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of January 30, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.11	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of October 10, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.9 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.12	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 1, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.10 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.13	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.11 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.14	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015,

Description
dated as of February 5, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.15	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed April 29, 2009 (No. 001-15925))

4.16	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed April 29, 2009 (No. 001-15925))

4.17	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

4.18	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

4.19	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association*

10.1	Credit Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lender parties thereto and Credit Suisse, as Administrative Agent and Collateral Agent, Credit Suisse Securities (USA) LLC and Wachovia Capital Markets, LLC as Joint Bookrunner and Co-Lead Arrangers, Wachovia Bank, N.A. as Syndication Agent, JPMorgan Chase Bank and Merrill Lynch Capital Corporation as Co-Documentation Agents (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

10.2	Guarantee and Collateral Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the Subsidiaries from time to time party thereto and Credit Suisse, as Collateral Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

10.3 †	Form of Indemnification Agreement between Community Health Systems, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

10.4 †	CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.13 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.5 †	Community Health Systems Supplemental Executive Benefits (incorporated by reference to Exhibit 10.14 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.6 †	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.7 †	Community Health Systems Deferred Compensation Plan Trust, amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 27, 2003 (No. 001-15925))

10.8 †	CHS/Community Health Systems, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.9	CHS NQDCP, effective as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.10	CHS NQDCP Adoption Agreement, executed as of August 11, 2009 (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.11	Guarantee, dated December 9, 2009, made by Community Health Systems, Inc. in favor of CHS/Community Health

Description
Systems, Inc. with respect to CHS/Community Health Systems, Inc.’s payment obligations under the CHS/Community Health Systems, Inc. Deferred Compensation Plan and the NQDCP (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.12 †	Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated on March 24, 2009 (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

10.13	Form of Amended and Restated Change in Control Severance Agreement (incorporated by reference to Exhibit 10.22 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.14 †	Community Health Systems, Inc. 2000 Stock Option and Award Plan, as amended and restated on March 24, 2009 (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

10.15 †	Form of Nonqualified Stock Option Agreement (Employee)*

10.16 †	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.17 †	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) (incorporated by reference to Exhibit 10.20 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.18 †	Form of Director Phantom Stock Award Agreement (incorporated by reference to Exhibit 10.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.19 †	Form of Director Restricted Stock Unit Award Agreement*

10.20 †	Community Health Systems, Inc. Directors’ Fees Deferral Plan, as amended and restated on December 10, 2008 (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.21 †	Community Health Systems, Inc. 2009 Stock Option and Award Plan, effective as of March 24, 2009 (incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

10.22	Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 7, 2005 (No. 001-15925))

12	Computation of Ratio of Earnings to Fixed Charges*

21	List of Subsidiaries*

23.1	Consent of Deloitte & Touche LLP*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith.

†	Indicates a management contract or compensatory plan or arrangement.