Form 10-Q
period 2010-03-31
COMMUNITY HEALTH SYSTEMS INC
filed 2010-04-28
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicated by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). Yes ☐ No ☑
     As of April 21, 2010, there were outstanding 94,879,765 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.
Form 10-Q
For the Three Months Ended March 31, 2010

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$480,066	$344,541
Patient accounts receivable, net of allowance for doubtful accounts of $1,447,229 and $1,417,188 at March 31, 2010 and December 31, 2009, respectively	1,712,107	1,617,903
Supplies	303,531	302,609
Prepaid income taxes	13,865	45,414
Deferred income taxes	78,962	80,714
Prepaid expenses and taxes	98,104	89,475
Other current assets	190,975	194,339

Total current assets	2,877,610	2,674,995

Property and equipment	7,886,970	7,787,256
Less accumulated depreciation and amortization	(1,775,913)	(1,655,010)

Property and equipment, net	6,111,057	6,132,246

Goodwill	4,159,097	4,157,927

Other assets, net	1,052,848	1,056,304

Total assets	$14,200,612	$14,021,472

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$69,781	$66,470
Accounts payable	499,875	428,565
Deferred income taxes	28,431	28,397
Accrued interest	85,455	145,201
Accrued liabilities	847,787	789,163

Total current liabilities	1,531,329	1,457,796

Long-term debt	8,831,849	8,844,638

Deferred income taxes	474,748	475,812

Other long-term liabilities	887,340	858,952

Total liabilities	11,725,266	11,637,198

Redeemable noncontrolling interests in equity of consolidated subsidiaries	374,486	368,857

EQUITY
Community Health Systems, Inc. stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 95,667,995 shares issued and 94,692,446 shares outstanding at March 31, 2010, and 94,013,537 shares issued and 93,037,988 shares outstanding at December 31, 2009	957	940
Additional paid-in capital	1,183,306	1,158,359
Treasury stock, at cost, 975,549 shares at March 31, 2010 and December 31, 2009	(6,678)	(6,678)
Accumulated other comprehensive loss	(228,112)	(221,385)
Retained earnings	1,089,406	1,019,399

Total Community Health Systems, Inc. stockholders’ equity	2,038,879	1,950,635
Noncontrolling interests in equity of consolidated subsidiaries	61,981	64,782

Total equity	2,100,860	2,015,417

Total liabilities and equity	$14,200,612	$14,021,472

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Net operating revenues	$3,160,722	$2,912,749

Operating costs and expenses:
Salaries and benefits	1,282,831	1,173,440
Provision for bad debts	378,074	337,768
Supplies	430,452	405,637
Other operating expenses	584,253	544,977
Rent	64,421	60,328
Depreciation and amortization	147,679	135,561

Total operating costs and expenses	2,887,710	2,657,711

Income from operations	273,012	255,038
Interest expense, net	160,456	163,913
Gain from early extinguishment of debt	—	(2,412)
Equity in earnings of unconsolidated affiliates	(12,588)	(12,917)

Income from continuing operations before income taxes	125,144	106,454
Provision for income taxes	40,148	35,634

Income from continuing operations	84,996	70,820

Discontinued operations, net of taxes:
Income from operations of hospitals sold and hospitals held for sale	—	2,485
Loss on sale of hospitals, net	—	(405)

Income from discontinued operations	—	2,080

Net income	84,996	72,900
Less: Net income attributable to noncontrolling interests	14,989	13,985

Net income attributable to Community Health Systems, Inc.	$70,007	$58,915

Basic earnings per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$0.76	$0.63
Discontinued operations	—	0.02

Net income	$0.76	$0.65

Diluted earnings per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$0.75	$0.63
Discontinued operations	—	0.02

Net income	$0.75	$0.65

Weighted-average number of shares outstanding:
Basic	91,615,275	90,604,767

Diluted	92,836,451	90,885,140

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash flows from operating activities
Net income	$84,996	$72,900
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	147,679	135,894
Stock-based compensation expense	9,763	12,286
Loss on sale of hospitals and partnership interest, net	—	405
Excess tax benefit relating to stock-based compensation	(4,349)	—
Gain on early extinguishment of debt	—	(2,412)
Other non-cash expenses, net	(3,957)	(4,488)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(94,204)	(18,013)
Supplies, prepaid expenses and other current assets	(6,908)	(7,592)
Accounts payable, accrued liabilities and income taxes	167,470	68,170
Other	(1,130)	2,277

Net cash provided by operating activities	299,360	259,427

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(180)	(17,053)
Purchases of property and equipment	(126,553)	(136,021)
Proceeds from disposition of hospitals and other ancillary operations	—	89,909
Proceeds from sale of property and equipment	346	326
Increase in other non-operating assets	(36,991)	(36,344)

Net cash used in investing activities	(163,378)	(99,183)

Cash flows from financing activities
Proceeds from exercise of stock options	24,007	—
Excess tax benefit relating to stock-based compensation	4,349	—
Deferred financing costs	—	(57)
Stock buy-back	(40)	—
Proceeds from noncontrolling investors in joint ventures	1,255	21,922
Redemption of noncontrolling investments in joint ventures	—	(167)
Distributions to noncontrolling investors in joint ventures	(16,874)	(6,595)
Borrowings under credit agreement	—	200,000
Repayments of long-term indebtedness	(13,154)	(63,870)

Net cash (used in) provided by financing activities	(457)	151,233

Net change in cash and cash equivalents	135,525	311,477
Cash and cash equivalents at beginning of period	344,541	220,655

Cash and cash equivalents at end of period	$480,066	$532,132

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the “Company”) as of March 31, 2010 and December 31, 2009 and for the three-month periods ended March 31, 2010 and March 31, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2010, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009, contained in the Company’s Annual Report on Form 10-K.
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
     During the three months ended June 30, 2009, the Company decided to retain a hospital and related businesses previously classified as held for sale. Results of operations for the three months ended March 31, 2009 have been restated to include this retained hospital and related businesses, which previously were reported as discontinued operations.
     Throughout these notes to the condensed consolidated financial statements, Community Health Systems, Inc., (the “Parent”), and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly-traded Parent or any subsidiary of the Parent owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc. References to the Company may include one or more of its subsidiaries.
2. ACCOUNTING FOR STOCK-BASED COMPENSATION
     Stock-based compensation awards are granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (the “2000 Plan”) and the Community Health Systems, Inc. 2009 Stock Option and Award Plan (the “2009 Plan”).
     The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (“IRC”), as well as stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units, phantom stock and other share awards. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2000 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10 year contractual term, options granted in 2005 through 2007 have an eight year contractual term and options granted in 2008 through 2010 have a 10 year contractual term. The exercise price of all options granted under the 2000 Plan is equal to the fair value of the Company’s common stock on the option grant date. As of March 31, 2010, 1,091,253 shares of unissued common stock were reserved for future grants under the 2000 Plan.
     The 2009 Plan, which was adopted by the Board of Directors of the Parent as of March 24, 2009 and approved by stockholders on May 19, 2009, provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. The duration of any option granted under the 2009 Plan will be determined by the Company’s compensation committee. Generally, however, no option may be exercised more than 10 years from the date of grant, provided that the compensation committee may provide that a stock option may, upon the death of the grantee, be exercised for up to one year

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
following the date of death even if such period extends beyond 10 years. As of March 31, 2010, no grants had been made under the 2009 Plan, with 3,500,000 shares of unissued common stock remaining reserved for future grants.
     The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in thousands):

	Three months ended
	March 31,
	2010	2009
Effect on income from continuing operations before income taxes	$(9,763)	$(12,286)

Effect on net income	$(5,931)	$(7,464)

     At March 31, 2010, $74.3 million of unrecognized stock-based compensation expense was expected to be recognized over a weighted-average period of 28 months. Of that amount, $18.2 million relates to outstanding unvested stock options expected to be recognized over a weighted-average period of 24 months and $56.1 million relates to outstanding unvested restricted stock, restricted stock units and phantom shares expected to be recognized over a weighted-average period of 29 months. There were no modifications to awards during the three months ended March 31, 2010.
     The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three months ended March 31, 2010 and 2009:

	Three months ended
	March 31,
	2010	2009
Expected volatility	33.5%	40.1%
Expected dividends	0	0
Expected term	3.1 years	4 years
Risk-free interest rate	1.48%	1.63%
     In determining expected term, the Company examined concentrations of option holdings and historical patterns of option exercises and forfeitures, as well as forward looking factors, in an effort to determine if there were any discernable employee populations. From this analysis, the Company identified two employee populations, one consisting primarily of certain senior executives and the other consisting of all other recipients.
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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Options outstanding and exercisable under the 2000 Plan as of March 31, 2010, and changes during the three months then ended were as follows (in thousands, except share and per share data):

			Weighted -
			average
		Weighted -	remaining	Aggregate
		average	contractual	intrinsic
		exercise	term	value as of
	Shares	price	(in years)	March 31, 2010
Outstanding at December 31, 2009	8,954,081	$30.19
Granted	1,255,500	33.90
Exercised	(891,366)	26.93
Forfeited and cancelled	(69,012)	28.09

Outstanding at March 31, 2010	9,249,203	$31.02	6.0 years	$61,212

Exercisable at March 31, 2010	6,061,160	$31.07	4.8 years	$40,390

     The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2010 and 2009, was $8.47 and $6.06, respectively. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($36.93) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on March 31, 2010. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2010 was $9.7 million. No stock options were exercised during the three months ended March 31, 2009. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.
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
     Restricted stock outstanding under the 2000 Plan as of March 31, 2010, and changes during the three months then ended were as follows:

		Weighted -
		average
		grant date
	Shares	fair value
Unvested at December 31, 2009	1,897,541	$24.09
Granted	1,047,000	33.90
Vested	(826,174)	26.97
Forfeited	(2,000)	29.22

Unvested at March 31, 2010	2,116,367	27.81

     On February 25, 2009, under the 2000 Plan, each of the Company’s outside directors received a grant of shares of phantom stock equal in value to $130,000 divided by the closing price of the Company’s common stock on that date ($18.18), or 7,151 shares per director (a total of 42,906 shares of phantom stock). Pursuant to a March 24, 2009 amendment to the 2000 Plan, future grants of this

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
type will be denominated as “restricted stock unit” awards. On May 19, 2009, the newly elected outside director received a grant of 7,151 restricted stock units under the 2000 Plan, having a value at the time of $180,706 based upon the closing price of the Company’s common stock on that date of $25.27. On February 24, 2010, six of the Company’s seven outside directors each received a grant of 4,130 restricted stock units under the 2000 Plan, having a value at the time of $140,000 based upon the closing price of the Company’s common stock on that date of $33.90. One outside director, who is not standing for reelection in 2010, did not receive a grant on February 24, 2010. Vesting of these shares of phantom stock and restricted stock units occurs in one-third increments on each of the first three anniversaries of the award date. 14,298 shares vested during the three months ended March 31, 2010 at a weighted-average grant date fair value of $18.18. None of these grants were canceled during the three months ended March 31, 2010. As of March 31, 2010, there were 60,539 shares of phantom stock and restricted stock units unvested at a weighted-average grant date fair value of $25.45.
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

	Three months ended
	March 31,
	2010	2009
Directors’ fees earned and deferred into plan	$45	$20

Equivalent units	1,218.522	1,303.781

     At March 31, 2010, a total of 21,321.552 units were deferred in the plan with an aggregate fair value of $0.8 million, based on the closing market price of the Company’s common stock at March 31, 2010 of $36.93.
3. COST OF REVENUE
     The majority of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company include the Company’s corporate office costs, which were $37.8 million and $41.7 million for the three months ended March 31, 2010 and 2009, respectively. Included in these amounts is stock-based compensation expense of $9.8 million and $12.3 million for the three months ended March 31, 2010 and 2009, respectively.
4. USE OF ESTIMATES
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.
5. ACQUISITIONS AND DIVESTITURES
     Acquisitions
     On December 31, 2009, one or more subsidiaries of the Company completed an affiliation transaction providing $54.2 million of financing to Rockwood Clinic, P.S., a multi-specialty clinic with 32 locations across the Inland northwest region of eastern Washington and western Idaho. This transaction was accounted for as a purchase business combination as required by U.S. GAAP.
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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Effective April 30, 2009, one or more subsidiaries of the Company acquired Wyoming Valley Health Care System in Wilkes-Barre, Pennsylvania. This healthcare system includes Wilkes-Barre General Hospital, a 392-bed, full-service acute care hospital located in Wilkes-Barre, Pennsylvania, and First Hospital Wyoming Valley, a behavioral health facility located in Kingston, Pennsylvania, as well as other outpatient and ancillary services. The total consideration for fixed assets and working capital of Wyoming Valley Health Care System was approximately $179.1 million, of which $153.7 million was paid in cash, net of $14.2 million of cash in acquired bank accounts, and approximately $25.4 million was assumed in liabilities. This acquisition transaction was accounted for using the purchase method of accounting.
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
     Approximately $0.6 million and $1.0 million of acquisition costs related to prospective and closed acquisitions were expensed during the three months ended March 31, 2010 and 2009, respectively.
   Discontinued Operations
     Effective March 31, 2009, the Company, through its subsidiaries Triad-Denton Hospital LLC and Triad-Denton Hospital LP, completed the settlement of pending litigation which resulted in the sale of its ownership interest in a partnership, which owned and operated Presbyterian Hospital of Denton (255 licensed beds) in Denton, Texas, to Texas Health Resources for $103.0 million in cash. Also included as part of the settlement, these subsidiaries of the Company transferred certain hospital related assets. The Company has classified the results of operations for this hospital as discontinued operations in the accompanying condensed consolidated statements of income.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Net operating revenues and income from discontinued operations for the respective periods are as follows (in thousands):

	Three months ended
	March 31,
	2010	2009
Net operating revenues	$—	$42,028

Income from operations of hospitals sold or held for sale before income taxes	—	3,831
Loss on sale of hospitals, net	—	(644)

Income from discontinued operations, before taxes	—	3,187
Income tax expense	—	1,107

Income from discontinued operations, net of tax	$—	$2,080

     Interest expense and loss on early extinguishment of debt was allocated to discontinued operations based on sale proceeds available for debt repayment.
     During the three months ended June 30, 2009, the Company decided to retain a hospital and related businesses previously classified as held for sale. Results of operations for the three months ended March 31, 2009, have been restated to include this retained hospital and related businesses, which were previously reported as discontinued operations.
6. INCOME TAXES
     The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $8.9 million as of March 31, 2010. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income as income tax expense. During the three months ended March 31, 2010, the Company decreased interest and penalties by approximately $0.4 million. A total of approximately $1.5 million of interest and penalties is included in the amount of the liability for uncertain tax positions at March 31, 2010.
     The Company believes that it is reasonably possible that approximately $5.9 million of its current unrecognized tax benefit may be recognized within the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities.
     The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has extended the federal statute of limitations for Triad Hospitals, Inc. (“Triad”) for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003. The Company is currently under examination by the IRS regarding the federal tax return of Triad for the tax periods ended December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. The Company believes the results of this examination will not be material to its consolidated results of operations or consolidated financial position. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2006 and federal income tax examinations with respect to Community Health Systems, Inc. federal returns for years prior to 2006.
     Prior to January 1, 2009, income attributable to noncontrolling interests was deducted from earnings before arriving at income from continuing operations. With the adoption of certain updates to U.S. GAAP related to consolidations effective January 1, 2009, the income attributable to noncontrolling interests has been reclassified below net income and therefore is no longer deducted in arriving at income from continuing operations. However, the provision for income taxes does not change because those less than wholly-owned consolidated subsidiaries attribute their taxable income to their respective investors. Accordingly, the Company will not pay tax on the income attributable to the noncontrolling interests. As a result of separately reporting income that is taxed to others, the Company’s effective tax rate on continuing operations before income taxes, as reported on the face of the financial statements is 32.1% and 33.5% for the three months ended March 31, 2010 and 2009, respectively. However, the actual effective tax rate that is attributable to the Company’s share of income from continuing operations before income taxes (income from continuing operations before income taxes, as presented on the face of the condensed consolidated statement of income, less income from continuing operations attributable to noncontrolling interests of $15.0 million and $13.6 million for the three months ended March 31, 2010 and 2009, respectively) is 36.4% and 38.4% for the three months ended March 31, 2010 and 2009, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Cash paid for income taxes, net of refunds received, resulted in net cash paid of $0.9 million for the three months ended March 31, 2010 and a net cash refund of $62.4 million for the three months ended March 31, 2009.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill for the three months ended March 31, 2010, are as follows (in thousands):

Balance as of December 31, 2009	$4,157,927
Goodwill acquired as part of acquisitions during 2010	686
Consideration adjustments and purchase price allocation adjustments for prior year’s acquisitions	484

Balance as of March 31, 2010	$4,159,097

     Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments meet the criteria to be classified as reporting units. At March 31, 2010, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $4.1 billion, $34.3 million and $33.3 million, respectively, of goodwill.
     Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. The Company has selected September 30 as its annual testing date. The Company performed its last annual goodwill evaluation as of September 30, 2009, which evaluation took place during the fourth quarter of 2009. No impairment was indicated by this evaluation.
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
     The gross carrying amount of the Company’s other intangible assets subject to amortization was $77.5 million at March 31, 2010 and $76.2 million at December 31, 2009, and the net carrying amount was $44.8 million at March 31, 2010 and $47.0 million at December 31, 2009. The carrying amount of the Company’s other intangible assets not subject to amortization was $42.7 million and $44.4 million at March 31, 2010 and December 31, 2009, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.
     The weighted-average amortization period for the intangible assets subject to amortization is approximately nine years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $3.3 million during each of the three-month periods ended March 31, 2010 and 2009. Amortization expense on intangible assets is estimated to be $9.4 million for the remainder of 2010, $6.8 million in 2011, $5.7 million in 2012, $4.3 million in 2013, $2.8 million in 2014 and $15.8 million in 2015 and thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
8. EARNINGS PER SHARE
     The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income from continuing operations, discontinued operations and net income attributable to Community Health Systems, Inc. common stockholders (in thousands, except share data):

	Three Months Ended
	March 31,
	2010	2009
Numerator:
Income from continuing operations, net of tax	$84,996	$70,820
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	14,989	13,631

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$70,007	$57,189

Income from discontinued operations, net of tax	$—	$2,080
Less: Income from discontinued operations attributable to noncontrolling interests, net of taxes	—	354

Income from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$—	$1,726

Denominator:
Weighted-average number of shares outstanding — basic	91,615,275	90,604,767

Effect of dilutive securities:
Restricted stock awards	324,389	38,745
Employee options	879,305	241,628
Other equity based awards	17,482	—

Weighted-average number of shares outstanding — diluted	92,836,451	90,885,140

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee options	5,360,231	9,584,719
9. STOCKHOLDERS’ EQUITY
     Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of March 31, 2010, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.
     On December 9, 2009, the Company commenced a new open market repurchase program for up to 3,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. This program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased or when the maximum dollar amount has been expended. During the three months ended March 31, 2010, the Company did not repurchase any shares under this program.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the three-month period ended March 31, 2010 (in thousands):

		Community Health Systems, Inc. Stockholders
					Accumulated
	Redeemable		Additional		Other			Total
	Noncontrolling	Common	Paid-in	Treasury	Comprehensive	Retained	Noncontrolling	Stockholders’
	Interests	Stock	Capital	Stock	Income (Loss)	Earnings	Interests	Equity
Balance, December 31, 2009	$368,857	$940	$1,158,359	$(6,678)	$(221,385)	$1,019,399	$64,782	$2,015,417
Comprehensive income (loss):
Net income	11,158	—	—	—	—	70,007	3,831	73,838
Net change in fair value of interest rate swaps	—	—	—	—	(11,357)	—	—	(11,357)
Net change in fair value of available for sale securities	—	—	—	—	155	—	—	155
Amortization and recognition of unrecognized pension cost components	—	—	—	—	4,475	—	—	4,475

Total comprehensive income	11,158	—	—	—	(6,727)	70,007	3,831	67,111
Net distributions to noncontrolling interests	(10,007)	—	—	—	—	—	(5,594)	(5,594)
Other reclassifications of noncontrolling interests	1,038	—	—	—	—	—	(1,038)	(1,038)
Adjustment to redemption value of redeemable noncontrolling interests	3,440	—	(3,440)	—	—	—	—	(3,440)
Issuance of common stock in connection with the exercise of stock options	—	9	23,967	—	—	—	—	23,976
Cancellation of restricted stock for tax withholdings on vested shares	—	(3)	(9,692)	—	—	—	—	(9,695)
Tax benefit from exercise of	—	—	4,349	—	—	—	—	4,349
options
Share-based compensation	—	11	9,763	—	—	—	—	9,774

Balance, March 31, 2010	$374,486	$957	$1,183,306	$(6,678)	$(228,112)	$1,089,406	$61,981	$2,100,860

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
10. COMPREHENSIVE INCOME
     The following table presents the components of comprehensive income, net of related taxes (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Net income	$84,996	$72,900
Net change in fair value of interest rate swaps	(11,357)	12,910
Net change in fair value of available for sale securities	155	(1,250)
Amortization and recognition of unrecognized pension cost components	4,475	440

Comprehensive income	78,269	85,000
Less: Comprehensive income attributable to noncontrolling interests	14,989	13,985

Comprehensive income attributable to Community Health Systems, Inc.	$63,280	$71,015

     The net change in fair value of the interest rate swaps, the net change in fair value of available for sale securities and the amortization and recognition of unrecognized pension cost components are included in accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets.
11. EQUITY INVESTMENTS
     As of March 31, 2010, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia in which HCA Inc. owns the majority interest. Effective April 1, 2009, one or more subsidiaries of the Company acquired from Share Foundation the remaining 50% equity interest in MCSA L.L.C., an entity in which one or more subsidiaries of the Company previously had a 50% unconsolidated noncontrolling interest. One or more subsidiaries of the Company provided MCSA L.L.C. certain management services. This acquisition resulted in these subsidiaries of the Company owning 100% equity interest in that entity. MCSA L.L.C. owns and operates Medical Center of South Arkansas in El Dorado, Arkansas. The results of operations for MCSA L.L.C. were included in the consolidated financial statements effective April 1, 2009.
     Summarized combined financial information for the three months ended March 31, 2010 and 2009, for these unconsolidated entities in which the Company owns an equity interest is as follows (in thousands):

	Three months ended
	March 31,
	2010	2009
Revenues	$357,478	$375,698
Operating costs and expenses	324,520	324,674
Net income	32,932	51,038
     The summarized financial information for the three months ended March 31, 2010 and 2009 was derived from the unaudited financial information provided to the Company by those unconsolidated entities.
     The Company’s investment in all of its unconsolidated affiliates was $408.8 million and $399.4 million at March 31, 2010 and December 31, 2009, respectively, and is included in other assets, net in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $12.6 million and $12.9 million for the three months ended March 31, 2010 and 2009, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
12. LONG-TERM DEBT
   Credit Facility and Notes
     In connection with the consummation of the acquisition of Triad on July 25, 2007, the Company’s wholly-owned subsidiary CHS/Community Health Systems, Inc. (“CHS”) obtained approximately $7.2 billion of senior secured financing under a new credit facility (the “Credit Facility”) with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent and issued approximately $3.0 billion aggregate principal amount of 8.875% senior notes due 2015 (the “Notes”). The Company used the net proceeds of $3.0 billion from the Notes offering and the net proceeds of approximately $6.1 billion of term loans under the Credit Facility to acquire the outstanding shares of Triad, to refinance certain of Triad’s indebtedness and the Company’s indebtedness, to complete certain related transactions, to pay certain costs and expenses of the transactions and for general corporate uses. Specifically, the Company repaid its outstanding debt under the previously outstanding credit facility, the 6.50% senior subordinated notes due 2012 and certain of Triad’s existing indebtedness. During the third quarter of 2007, the Company recorded a pre-tax write-off of approximately $13.9 million in deferred loan costs relative to the early extinguishment of the debt under the previously outstanding credit facility and incurred tender and solicitation fees of approximately $13.4 million on the early repayment of the Company’s $300 million aggregate principal amount of 6.50% senior subordinated notes due 2012 through a cash tender offer and consent solicitation.
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
     The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s and its subsidiaries’ ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of the Company’s businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change the Company’s fiscal year. The Company is also required to comply with specified financial covenants (consisting of a leverage ratio and an interest coverage ratio) and various affirmative covenants.
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
     As of March 31, 2010, the availability for additional borrowings under the Credit Facility was $750 million pursuant to the revolving credit facility, of which $101.0 million was set aside for outstanding letters of credit. CHS also has the ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) under the Credit Facility, which has not yet been accessed. CHS also has the ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $600 million, which CHS has not yet accessed. As of March 31, 2010, the weighted-average interest rate under the Credit Facility, excluding swaps, was 2.85%.
     The Company paid interest of $220.2 million and $232.9 million on borrowings during the three months ended March 31, 2010 and 2009, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The fair value of financial instruments has been estimated by the Company using available market information as of March 31, 2010 and December 31, 2009, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$480,066	$480,066	$344,541	$344,541
Available-for-sale securities	28,182	28,182	28,025	28,025
Trading securities	31,781	31,781	22,777	22,777
Liabilities:
Credit facilities	6,032,979	5,889,696	6,043,847	5,681,216
Tax-exempt bonds	8,000	8,000	8,000	8,000
Senior notes	2,784,331	2,784,822	2,784,331	2,881,783
Other debt	39,405	39,405	38,015	38,015
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
     The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the three months ended March 31, 2010 and 2009, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of non-performance. However, at March 31, 2010, since the majority of the swap agreements entered into by the Company were in net liability positions so that the Company would be required to make the net settlement payments to the counterparties, the Company does not anticipate non-performance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Interest rate swaps consisted of the following at March 31, 2010:

	Notional
	Amount	Fixed Interest	Termination	Fair Value
Swap #	(in 000’s)	Rate	Date	(in 000’s)
1	$200,000	2.8800%	September 17, 2010	$(2,827)
2	100,000	4.9360%	October 4, 2010	(2,759)
3	100,000	4.7090%	January 24, 2011	(3,696)
4	300,000	5.1140%	August 8, 2011	(18,040)
5	100,000	4.7185%	August 19, 2011	(5,543)
6	100,000	4.7040%	August 19, 2011	(5,521)
7	100,000	4.6250%	August 19, 2011	(5,405)
8	200,000	4.9300%	August 30, 2011	(11,917)
9	200,000	3.0920%	September 18, 2011	(6,582)
10	100,000	3.0230%	October 23, 2011	(3,332)
11	200,000	4.4815%	October 26, 2011	(11,500)
12	200,000	4.0840%	December 3, 2011	(10,738)
13	100,000	3.8470%	January 4, 2012	(5,136)
14	100,000	3.8510%	January 4, 2012	(5,144)
15	100,000	3.8560%	January 4, 2012	(5,153)
16	200,000	3.7260%	January 8, 2012	(9,886)
17	200,000	3.5065%	January 16, 2012	(9,155)
18	250,000	5.0185%	May 30, 2012	(21,224)
19	150,000	5.0250%	May 30, 2012	(12,752)
20	200,000	4.6845%	September 11, 2012	(16,473)
21	100,000	3.3520%	October 23, 2012	(4,971)
22	125,000	4.3745%	November 23, 2012	(9,543)
23	75,000	4.3800%	November 23, 2012	(5,811)
24	150,000	5.0200%	November 30, 2012	(14,247)
25	200,000	2.2420%	February 28, 2013	(1,377	) (1)
26	100,000	5.0230%	May 30, 2013	(10,237)
27	300,000	5.2420%	August 6, 2013	(33,633)
28	100,000	5.0380%	August 30, 2013	(10,597)
29	50,000	3.5860%	October 23, 2013	(2,824)
30	50,000	3.5240%	October 23, 2013	(2,715)
31	100,000	5.0500%	November 30, 2013	(10,906)
32	200,000	2.0700%	December 19, 2013	(74)
33	100,000	5.2310%	July 25, 2014	(12,157)
34	100,000	5.2310%	July 25, 2014	(12,157)
35	200,000	5.1600%	July 25, 2014	(23,719)
36	75,000	5.0405%	July 25, 2014	(8,519)
37	125,000	5.0215%	July 25, 2014	(14,099)
38	100,000	2.6210%	July 25, 2014	(1,225)
39	100,000	3.1100%	July 25, 2014	(1,529	) (2)
40	100,000	3.2580%	July 25, 2014	(1,633	) (3)
41	100,000	3.0050%	November 30, 2016	753

(1)	This interest rate swap becomes effective September 17, 2010, concurrent with the termination of swap #1.

(2)	This interest rate swap becomes effective October 4, 2010, concurrent with the termination of swap #2.

(3)	This interest rate swap becomes effective January 24, 2011, concurrent with the termination of swap #3.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The Company is exposed to certain risks relating to its ongoing business operations. The risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate fluctuation risk associated with the term loans in the Credit Facility. Companies are required to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated statement of financial position. The Company designates interest rate swaps as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
     Assuming no change in March 31, 2010 interest rates, approximately $215.8 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through other comprehensive income will be reclassified into earnings.
     The following tabular disclosure provides the location of pre-tax loss recognized in the condensed consolidated balance sheet through other comprehensive income and reclassified into interest expense on the condensed consolidated statement of income during the three months ended March 31, 2010 and 2009 (in thousands):

			Location of Loss	Amount of Pre-Tax Loss Reclassified from
	Amount of Pre-Tax Loss Recognized in OCI		Reclassified from	Accumulated OCI into Income (Effective
Derivatives in Cash Flow	on Derivative (Effective Portion)		Accumulated OCI into	Portion)
Hedging Relationships	For the three months ended March 31,		Income (Effective Portion)	For the three months ended March 31,
	2010	2009		2010	2009
Interest rate swaps	$(70,908)	$(9,826)	Interest expense, net	$(53,164)	$(29,998)
     The fair values of derivative instruments in the condensed consolidated balance sheets as of March 31, 2010 and December 31, 2009 were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2010		December 31, 2009		March 31, 2010		December 31, 2009
	Balance		Balance		Balance		Balance
	Sheet		Sheet		Sheet		Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
	Other		Other		Other		Other
Derivatives designated as	assets,		assets,		long-term		long-term
hedging instruments	net	$—	net	$—	liabilities	$333,777	liabilities	$316,033
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
     The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2010 and December 31, 2009 (in thousands):

	As of
	March 31,
	2010	Level 1	Level 2	Level 3
Available-for-sale securities	$28,182	$28,182	$—	$—
Trading securities	31,781	31,781	—	—

Total assets	$59,963	$59,963	$—	$—

Fair value of interest rate swap agreements	$333,777	$—	$333,777	$—

Total liabilities	$333,777	$—	$333,777	$—

	As of
	December 31,
	2009	Level 1	Level 2	Level 3
Available-for-sale securities	$28,025	$28,025	$—	$—
Trading securities	22,777	22,777	—	—

Total assets	$50,802	$50,802	$—	$—

Fair value of interest rate swap agreements	$316,033	$—	$316,033	$—

Total liabilities	$316,033	$—	$316,033	$—

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
     The Company incorporates credit valuation adjustments (“CVAs”) to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at March 31, 2010 resulted in an increase in the fair value of the related liability of $17.7 million and an after-tax adjustment of $11.4 million to other comprehensive income.

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
15. SEGMENT INFORMATION
     The Company operates in three distinct operating segments, represented by hospital operations (which includes its general acute care hospitals and related healthcare entities that provide inpatient and outpatient healthcare services), home care agency operations (which provide in-home outpatient care), and hospital management services (which provides executive management and consulting services to non-affiliated acute care hospitals). Only the hospital operations segment meets the criteria as a separate reportable segment. The financial information for the home care agencies and management services segments do not meet the quantitative thresholds for a separate identifiable reportable segment and are combined into the corporate and all other reportable segment.
     The distribution between reportable segments of the Company’s revenues and income from continuing operations before income taxes is summarized in the following tables (in thousands):

	Three months ended
	March 31,
	2010	2009
Revenues:
Hospital operations	$3,092,550	$2,851,047
Corporate and all other	68,172	61,702

	$3,160,722	$2,912,749

Income from continuing operations before income taxes:
Hospital operations	$160,535	$141,757
Corporate and all other	(35,391)	(35,303)

	$125,144	$106,454

16. CONTINGENCIES
     The Company is a party to various legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.
     In a letter dated October 4, 2007, the Civil Division of the Department of Justice notified the Company that, as a result of an investigation into the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients, it believes the Company and three of its New Mexico hospitals have caused the State of New Mexico to submit improper claims for federal funds in violation of the Federal False Claims Act. In a letter dated January 22, 2008, the Civil Division notified the Company that based on its investigation, it has calculated that these three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million. The Civil Division also advised the Company that were it to proceed to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc. The federal government filed its complaint in intervention on June 30, 2009. The relator filed a second amended complaint on July 1, 2009. Both of these complaints expand the time period during which alleged improper payments were made. The Company filed motions to dismiss all of the federal government’s and the relator’s claims on August 28, 2009. On March 19, 2010, the court granted in part and denied in part the Company’s motion to dismiss as to the relator’s complaint. The court has not ruled on the Company’s motion to dismiss the federal government’s complaint in intervention. The Company is vigorously defending this action.
     On June 12, 2008, two of the Company’s hospitals received letters from the U.S. Attorney’s Office for the Western District of New York requesting documents in an investigation it was conducting into billing practices with respect to kyphoplasty procedures performed during the period January 1, 2002, through June 9, 2008. On September 16, 2008, one of the Company’s hospitals in South

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Carolina also received an inquiry. Kyphoplasty is a surgical spine procedure that returns a compromised vertebrae (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. The Company has been informed that similar investigations have been initiated at unaffiliated facilities in Alabama, South Carolina, Indiana and other states. The Company believes that this investigation is related to a qui tam settlement between the same U.S. Attorney’s office and the manufacturer and distributor of the Kyphon product, which is used in performing the kyphoplasty procedure. The Company is cooperating with the investigation by collecting and producing material responsive to the requests. The Company is continuing to evaluate and discuss this matter with the federal government.
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
     The Notes are fully and unconditionally guaranteed on a joint and several basis. The following condensed consolidating financial statements present Community Health Systems, Inc. (as parent guarantor), CHS (as the issuer), the subsidiary guarantors, the subsidiary non-guarantors and eliminations. These condensed consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”
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
     From time to time, the Company sells and/or repurchases noncontrolling interests in consolidated subsidiaries, which changes subsidiaries from guarantors to non-guarantors. Amounts for prior periods are restated to reflect the status of guarantors or non-guarantors as of March 31, 2010.

Condensed Consolidating Balance Sheet
March 31, 2010

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$412,441	$67,625	$—	$480,066
Patient accounts receivable, net of allowance for doubtful accounts	—	—	965,602	746,505	—	1,712,107
Supplies	—	—	181,399	122,132	—	303,531
Deferred income taxes	78,962	—	—	—	—	78,962
Prepaid expenses and taxes	13,865	65	71,352	26,687	—	111,969
Other current assets	—	26	123,327	67,622	—	190,975

Total current assets	92,827	91	1,754,121	1,030,571	—	2,877,610

Intercompany receivable	1,168,486	9,247,492	1,658,975	2,213,435	(14,288,388)	—

Property and equipment, net	—	—	3,638,019	2,473,038	—	6,111,057

Goodwill	—	—	2,407,912	1,751,185	—	4,159,097

Other assets, net of accumulated amortization	—	137,273	380,729	534,846	—	1,052,848

Net investment in subsidiaries	1,300,614	5,684,581	3,431,875	—	(10,417,070)	—

Total assets	$2,561,927	$15,069,437	$13,271,631	$8,003,075	$(24,705,458)	$14,200,612

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$44,004	$22,957	$2,820	$—	$69,781
Accounts payable	—	—	339,229	160,646	—	499,875
Deferred income taxes	28,431	—	—	—	—	28,431
Interest payable (receivable)	—	85,285	167	3	—	85,455
Accrued liabilities	8,283	567	527,290	311,647	—	847,787

Total current liabilities	36,714	129,856	889,643	475,116	—	1,531,329

Long-term debt	—	8,774,065	37,151	20,633	—	8,831,849

Intercompany payable	—	4,531,127	10,553,503	6,692,485	(21,777,115)	—

Deferred income taxes	474,748	—	—	—	—	474,748

Other long-term liabilities	11,586	333,777	350,311	191,666	—	887,340

Total liabilities	523,048	13,768,825	11,830,608	7,379,900	(21,777,115)	11,725,266

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	282	374,204	—	374,486

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	957	—	1	2	(3)	957
Additional paid-in capital	1,183,306	565,628	538,930	68,694	(1,173,252)	1,183,306
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive income (loss)	(228,112)	(228,112)	(14,495)	—	242,607	(228,112)
Retained earnings	1,089,406	963,096	917,634	116,965	(1,997,695)	1,089,406

Total Community Health Systems, Inc. stockholders’ equity	2,038,879	1,300,612	1,442,070	185,661	(2,928,343)	2,038,879
Noncontrolling interests in equity of consolidated subsidiaries	—	—	(1,329)	63,310	—	61,981

Total equity	2,038,879	1,300,612	1,440,741	248,971	(2,928,343)	2,100,860

Total liabilities and equity	$2,561,927	$15,069,437	$13,271,631	$8,003,075	$(24,705,458)	$14,200,612

Condensed Consolidating Balance Sheet
December 31, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$238,973	$105,568	$—	$344,541
Patient accounts receivable, net of allowance for doubtful accounts	—	—	885,853	732,050	—	1,617,903
Supplies	—	—	179,773	122,836	—	302,609
Deferred income taxes	80,714	—	—	—	—	80,714
Prepaid expenses and taxes	45,414	114	73,508	15,853	—	134,889
Other current assets	—	26	120,230	74,083	—	194,339

Total current assets	126,128	140	1,498,337	1,050,390	—	2,674,995

Intercompany receivable	1,119,696	9,222,173	1,718,144	2,340,088	(14,400,101)	—

Property and equipment, net	—	—	3,650,950	2,481,296	—	6,132,246

Goodwill	—	—	2,348,710	1,809,217	—	4,157,927

Other assets, net of accumulated amortization	—	143,292	385,889	527,123	—	1,056,304

Net investment in subsidiaries	1,239,622	5,526,569	3,321,021	—	(10,087,212)	—

Total assets	$2,485,446	$14,892,174	$12,923,051	$8,208,114	$(24,487,313)	$14,021,472

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$43,471	$17,646	$5,353	$—	$66,470
Accounts payable	—	—	225,935	202,630	—	428,565
Deferred income taxes	28,397	—	—	—	—	28,397
Interest payable (receivable)	—	145,033	166	2	—	145,201
Accrued liabilities	8,283	567	509,904	270,409	—	789,163

Total current liabilities	36,680	189,071	753,651	478,394	—	1,457,796

Long-term debt	—	8,785,466	39,686	19,486	—	8,844,638

Intercompany payable	10,000	4,364,272	10,399,705	6,913,492	(21,687,469)	—

Deferred income taxes	475,812	—	—	—	—	475,812

Other long-term liabilities	12,319	316,033	337,345	193,255	—	858,952

Total liabilities	534,811	13,654,842	11,530,387	7,604,627	(21,687,469)	11,637,198

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	299	368,558	—	368,857

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	940	—	1	2	(3)	940
Additional paid-in capital	1,158,359	561,026	542,757	65,730	(1,169,513)	1,158,359
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive income (loss)	(221,385)	(221,385)	(19,124)	—	240,509	(221,385)
Retained earnings	1,019,399	897,691	868,988	104,158	(1,870,837)	1,019,399

Total Community Health Systems, Inc. stockholders’ equity	1,950,635	1,237,332	1,392,622	169,890	(2,799,844)	1,950,635
Noncontrolling interests in equity of consolidated subsidiaries	—	—	(257)	65,039	—	64,782

Total equity	1,950,635	1,237,332	1,392,365	234,929	(2,799,844)	2,015,417

Total liabilities and equity	$2,485,446	$14,892,174	$12,923,051	$8,208,114	$(24,487,313)	$14,021,472

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2010

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$1,829,902	$1,330,820	$—	$3,160,722

Operating costs and expenses:
Salaries and benefits	—	—	696,276	586,555	—	1,282,831
Provision for bad debts	—	—	234,406	143,668	—	378,074
Supplies	—	—	244,716	185,736	—	430,452
Other operating expenses	—	—	316,169	268,084	—	584,253
Rent	—	—	31,868	32,553	—	64,421
Depreciation and amortization	—	—	86,482	61,197	—	147,679

Total operating costs and expenses	—	—	1,609,917	1,277,793	—	2,887,710

Income from operations	—	—	219,985	53,027	—	273,012

Interest expense, net	—	(29,014)	177,104	12,366	—	160,456
Loss from early extinguishment of debt	—	—	—	—	—	—
Equity in earnings of unconsolidated affiliates	(70,007)	(45,557)	(27,621)	—	130,597	(12,588)

Income from continuing operations before income taxes	70,007	74,571	70,502	40,661	(130,597)	125,144
Provision for (benefit from) income taxes	—	4,564	26,322	9,262	—	40,148

Income from continuing operations	70,007	70,007	44,180	31,399	(130,597)	84,996

Discontinued operations, net of taxes:
Income from operations of hospitals sold and hospitals held for sale	—	—	—	—	—	—
Loss on sale of hospitals, net	—	—	—	—	—	—

Income from discontinued operations	—	—	—	—	—	—

Net income	70,007	70,007	44,180	31,399	(130,597)	84,996
Less: Net income attributable to noncontrolling interests	—	—	(639)	15,628	—	14,989

Net income attributable to Community Health Systems, Inc.	$70,007	$70,007	$44,819	$15,771	$(130,597)	$70,007

Condensed Consolidating Statement of Income
Three Months Ended March 31, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$1,666,034	$1,246,715	$—	$2,912,749

Operating costs and expenses:
Salaries and benefits	—	—	646,684	526,756	—	1,173,440
Provision for bad debts	—	—	214,844	122,924	—	337,768
Supplies	—	—	226,743	178,894	—	405,637
Other operating expenses	—	—	286,411	258,566	—	544,977
Rent	—	—	29,712	30,616	—	60,328
Depreciation and amortization	—	—	79,867	55,694	—	135,561

Total operating costs and expenses	—	—	1,484,261	1,173,450	—	2,657,711

Income from operations	—	—	181,773	73,265	—	255,038

Interest expense, net	—	17,917	133,662	12,334	—	163,913
Loss from early extinguishment of debt	—	(2,412)	—	—	—	(2,412)
Equity in earnings of unconsolidated affiliates	(58,915)	(56,430)	(44,587)	—	147,015	(12,917)

Income from continuing operations before income taxes	58,915	40,925	92,698	60,931	(147,015)	106,454
Provision for (benefit from) income taxes	—	(17,990)	35,870	17,754	—	35,634

Income from continuing operations	58,915	58,915	56,828	43,177	(147,015)	70,820

Discontinued operations, net of taxes:
Income (loss) from operations of hospitals sold and hospitals held for sale	—	—	(298)	2,783	—	2,485
Loss on sale of hospitals, net	—	—	—	(405)	—	(405)

Income (loss) from discontinued operations	—	—	(298)	2,378	—	2,080

Net income	58,915	58,915	56,530	45,555	(147,015)	72,900
Less: Net income attributable to noncontrolling interests	—	—	(713)	14,698	—	13,985

Net income attributable to Community Health Systems, Inc.	$58,915	$58,915	$57,243	$30,857	$(147,015)	$58,915

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(14,448)	$(24,665)	$194,494	$143,979	$—	$299,360

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	—	(180)	—	(180)
Purchases of property and equipment	—	—	(80,972)	(45,581)	—	(126,553)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	329	17	—	346
Increase in other non-operating assets	—	—	(17,276)	(19,715)	—	(36,991)

Net cash (used in) provided by investing activities	—	—	(97,919)	(65,459)	—	(163,378)

Cash flows from financing activities:
Proceeds from exercise of stock options	24,007	—	—	—	—	24,007
Excess tax benefits relating to stock-based compensation	4,349	—	—	—	—	4,349
Deferred financing costs	—	—	—	—	—	—
Stock buy-back	(40)	—	—	—	—	(40)
Proceeds from noncontrolling investors in joint ventures	—	—	—	1,255	—	1,255
Redemption of noncontrolling investments in joint ventures	—	—	—	—	—	—
Distributions to noncontrolling investors in joint ventures	—	—	—	(16,874)	—	(16,874)
Changes in intercompany balances with affiliates, net	(13,868)	35,533	77,792	(99,457)	—	—
Borrowings under credit agreement	—	—	—	—	—	—
Repayments of long-term indebtedness	—	(10,868)	(899)	(1,387)	—	(13,154)

Net cash (used in) provided by financing activities	14,448	24,665	76,893	(116,463)	—	(457)

Net change in cash and cash equivalents	—	—	173,468	(37,943)	—	135,525
Cash and cash equivalents at beginning of period	—	—	238,973	105,568	—	344,541

Cash and cash equivalents at end of period	$—	$—	$412,441	$67,625	$—	$480,066

Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$59,863	$(76,391)	$186,846	$89,109	$—	$259,427

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(15,100)	(1,953)	—	(17,053)
Purchases of property and equipment	—	—	(100,090)	(35,931)	—	(136,021)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	89,909	—	89,909
Proceeds from sale of property and equipment	—	—	195	131	—	326
Increase in other non-operating assets	—	—	(31,203)	(5,141)	—	(36,344)

Net cash (used in) provided by investing activities	—	—	(146,198)	47,015	—	(99,183)

Cash flows from financing activities:
Proceeds from exercise of stock options	—	—	—	—	—	—
Excess tax benefits relating to stock-based compensation	—	—	—	—	—	—
Deferred financing costs	—	(57)	—	—	—	(57)
Stock buy-back	—	—	—	—	—	—
Proceeds from noncontrolling investors in joint ventures	—	—	117	21,805	—	21,922
Redemption of noncontrolling investments in joint ventures	—	—	—	(167)	—	(167)
Distributions to noncontrolling investors in joint ventures	—	—	—	(6,595)	—	(6,595)
Changes in intercompany balances with affiliates, net	(59,863)	(61,852)	221,686	(99,971)	—	—
Borrowings under credit agreement	—	200,000	—	—	—	200,000
Repayments of long-term indebtedness	—	(61,700)	(391)	(1,779)	—	(63,870)

Net cash (used in) provided by financing activities	(59,863)	76,391	221,412	(86,707)	—	151,233

Net change in cash and cash equivalents	—	—	262,060	49,417	—	311,477
Cash and cash equivalents at beginning of period	—	—	156,892	63,763	—	220,655

Cash and cash equivalents at end of period	$—	$—	$418,952	$113,180	$—	$532,132

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
     Our net operating revenue for the three months ended March 31, 2010 increased to approximately $3.2 billion, as compared to approximately $2.9 billion for the three months ended March 31, 2009. Income from continuing operations, before noncontrolling interests, for the three months ended March 31, 2010 increased 20.0% over the three months ended March 31, 2009. This increase in income from continuing operations during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009, is due primarily to the growth in revenues from recently acquired hospitals as well as those owned throughout both periods coupled with our effective management of operating expenses. Our successful physician recruiting efforts have also been a key driver in the execution of our operating strategies. Total inpatient admissions for the three months ended March 31, 2010 increased 3.0%, compared to the three months ended March 31, 2009, and adjusted admissions for the three months ended March 31, 2010 increased 4.7%, compared to the three months ended March 31, 2009. This increase in inpatient and adjusted admissions was due primarily to acquisitions during the past twelve months.
     Self-pay revenues represented approximately 11.4% and 11.6% of our net operating revenues for the three months ended March 31, 2010 and 2009, respectively. The value of charity care services relative to total net operating revenues was approximately 4.0% and 3.7% for the three months ended March 31, 2010 and 2009, respectively.
     The Patient Protection and Affordable Care Act, or PPACA, was signed into law on March 23, 2010. In addition, the Health Care and Education Affordability Reconciliation Act of 2010, or Reconciliation Act, which contains a number of amendments to PPACA, was signed into law on March 30, 2010. These healthcare bills, referred to collectively as the Reform Legislation, will ultimately increase the number of persons with access to health insurance in the United States by requiring substantially all U.S. citizens to maintain medical insurance coverage. The Reform Legislation should result in a reduction in uninsured patients, which should reduce our expense from uncollectible accounts receivable; however, this legislation makes a number of other changes to Medicare and Medicaid, such as reductions to the annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the market basket update beginning October 1, 2011 and a reduction to the disproportionate share payments, that could adversely impact the reimbursement received under these programs. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement are scheduled to take effect over a number of years, and we cannot predict their impact at this time. Other provisions of the Reform Legislation, such as requirements related to employee health insurance coverage, should increase our operating costs.
     Also included in the Reform Legislation are provisions aimed at reducing fraud, waste and abuse in the healthcare industry. These provisions allocate significant additional resources to federal enforcement agencies and expand the use of private contractors to recover potentially inappropriate Medicare and Medicaid payments. The Reform Legislation amends several existing federal laws, including the Medicare Anti-Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. These amendments also make it easier for potentially severe fines and penalties to be imposed on healthcare providers accused of violating applicable laws and regulations.

     In a number of markets, we have partnered with local physicians in the ownership of our facilities. Such investments have been permitted under an exception to the physician self-referral law, or Stark Law, that allows physicians to invest in an entire hospital (as opposed to individual hospital departments). The Reform Legislation changes that “whole hospital” exception to the Stark Law. The Reform Legislation permits existing physician investments in a whole hospital to continue under a “grandfather” clause if the arrangement satisfies certain requirements and restrictions, but physicians are prohibited, effective immediately, from increasing the aggregate percentage of their ownership in the hospital. The Reform Legislation also restricts the ability of existing physician-owned hospitals to expand the capacity of their facilities. Physician investments in hospitals that are under development are protected by the grandfather clause only if the physician investments have been made and the hospital has a Medicare provider agreement as of a specific date. However, ambiguities in the Reform Legislation have created uncertainty regarding the precise cut-off date for satisfying the grandfathering provision. We are monitoring developments in this area.
     The impact of the Reform Legislation on each of our hospitals will vary depending on payor mix and a variety of other factors. We anticipate that many of the provisions in the Reform Legislation will be subject to further clarification and modification through the rule-making process, the development of agency guidance and judicial interpretations. Moreover, a number of state attorneys general are challenging the legality of certain aspects of the Reform Legislation. We cannot predict the impact the Reform Legislation may have on our business, results of operations, cash flow, capital resources and liquidity. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.
     As a result of our current levels of cash, available borrowing capacity, long-term outlook on our debt repayments and our continued projection of our ability to generate cash flows, we do not anticipate a significant impact on our ability to invest the necessary capital in our business over the next twelve months and into the foreseeable future. We believe there continues to be ample opportunity for growth in substantially all of our markets by decreasing the need for patients to travel outside their communities for healthcare services. Furthermore, we continue to benefit from synergies from the acquisition of Triad Hospitals, Inc., or Triad, as well as our more recent acquisitions and will continue to strive to improve operating efficiencies and procedures in order to improve our profitability at all of our hospitals.
     During the three months ended June 30, 2009, we decided to retain a hospital and related businesses previously classified as held for sale. Results of operations for the three months ended March 31, 2009 have been restated to include this retained hospital and related businesses, which previously were reported as discontinued operations.
Sources of Consolidated Net Operating Revenue
     The following table presents the approximate percentages of net operating revenue derived from Medicare, Medicaid, managed care, self-pay and other sources for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that hospital acquisitions have had on these statistics.

	Three Months Ended
	March 31,
	2010	2009
Medicare	27.6%	27.8%
Medicaid	10.2%	8.4%
Managed Care and other third party payors	50.8%	52.2%
Self-pay	11.4%	11.6%

Total	100.0%	100.0%

     As shown above, we receive a substantial portion of our revenue from the Medicare and Medicaid programs. Included in Managed Care and other third party payors is net operating revenue from insurance companies with which we have insurance provider contracts, Medicare Managed Care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers, and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect revenues received from the Medicare and Medicaid programs to increase due to the general aging of the population. In addition, the Reform Legislation will increase the number of insured patients which should reduce revenues from self-pay patients and reduce the provision for bad debts. The Reform Legislation, however, imposes significant reductions in amounts the government pays Medicare Managed Care plans. Other provisions in the Reform Legislation impose minimum medical-loss ratios and require insurers to meet specific benefit requirements. In addition, specified managed care programs, insurance companies, and employers are actively negotiating the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our net operating revenue growth. There can be no assurance that we will retain our existing reimbursement arrangements or that these third party payors will not attempt to further reduce the rates they pay for our services.
     Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month periods ended March 31, 2010 and 2009.
     The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On April 19, 2010, the Centers for Medicare and Medicaid Services proposed to adjust this index by 2.4% for hospital inpatient acute care services that are reimbursed under the prospective payment system. The proposed rule also makes other payment adjustments that would, if adopted in the final rule-making process, yield a net 0.1% reduction in reimbursement for hospital inpatient acute care services beginning October 1, 2010. In addition, the Reform Legislation implemented a 0.25% reduction to hospital inpatient rates effective April 1, 2010 and October 1, 2010, and a 0.25% reduction to hospital outpatient rates retroactive to January 1, 2010. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues.
Results of Operations
     Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include general acute care services, emergency room services, general and specialty surgery, critical care, internal medicine, obstetrics and diagnostic services. The strongest demand for hospital services generally occurs during January through April and the weakest demand for these services occurs during the summer months. Accordingly, eliminating the effect of new acquisitions, our net operating revenues and earnings are historically highest during the first quarter and lowest during the third quarter.
     The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended
	March 31,
	2010	2009
	(Expressed as a percentage of net operating
	revenues)
Consolidated (a)
Net operating revenues	100.0%	100.0%
Operating expenses (b)	(86.7)	(86.5)
Depreciation and amortization	(4.7)	(4.7)

Income from operations	8.6	8.8
Interest expense, net	(5.0)	(5.6)
Gain from early extinguishment of debt	—	0.1
Equity in earnings of unconsolidated affiliates	0.4	0.4

Income from continuing operations before income taxes	4.0	3.7
Provision for income taxes	(1.3)	(1.3)

Income from continuing operations	2.7	2.4
Income from discontinued operations, net of tax	—	0.1

Net income	2.7	2.5
Less: Net income attributable to noncontrolling interests	(0.5)	(0.5)

Net income attributable to Community Health Systems, Inc.	2.2%	2.0%

Three Months Ended
March 31, 2010
Percentage increase from same period prior year (a):
Net operating revenues	8.5%
Admissions	3.0
Adjusted admissions (c)	4.7
Average length of stay	—
Net income attributable to Community
Health Systems, Inc. (d)	18.8
Same-store percentage increase (decrease) from same period prior year (a)(e):
Net operating revenues	3.7%
Admissions	(1.2)
Adjusted admissions (c)	0.1

(a)	We have restated our prior period financial statements and statistical results to include a hospital and related businesses, which were previously reported as discontinued operations and are now included in continuing operations.

(b)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses.

(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Includes income or loss from discontinued operations.

(e)	Includes acquired hospitals to the extent we operated them in both years.
Three months Ended March 31, 2010 Compared to Three months Ended March 31, 2009
     Net operating revenues increased $248.0 million to approximately $3.2 billion for the three months ended March 31, 2010, from approximately $2.9 billion for the three months ended March 31, 2009. Growth from hospitals owned throughout both periods contributed $108.8 million of that increase and hospitals acquired in 2009 contributed $139.2 million. On a same-store basis, net operating revenues increased 3.7%. The increased net operating revenues contributed by hospitals that we owned throughout both periods was primarily attributable to general rate and reimbursement increases.
     On a consolidated basis, inpatient admissions increased by 3.0% and adjusted admissions increased by 4.7%. On a same-store basis, inpatient admissions decreased by 1.2% during the three months ended March 31, 2010. This decrease in inpatient admissions was due primarily to inclement weather, reduction in obstetric-related admissions, the impact of closing certain unprofitable services and a reduction in flu and respiratory admissions during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.
     Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased 0.2% to 86.7% for the three months ended March 31, 2010, compared to 86.5% for the three months ended March 31, 2009. Salaries and benefits, as a percentage of net operating revenues, increased 0.3% to 40.6% for the three months ended March 31, 2010, compared to 40.3% for the three months ended March 31, 2009. This increase primarily relates to recently acquired hospitals, which offset efficiencies gained since the prior year in our hospitals owned throughout both periods. Provision for bad debts, as a percentage of net operating revenues, increased 0.4% to 12.0% for the three months ended March 31, 2010, compared to 11.6% for the three months ended March 31, 2009. This increase is primarily attributable to the impact of the current economic conditions on individuals’ ability to pay. Supplies, as a percentage of net operating revenues, decreased 0.3% to 13.6% for the three months ended March 31, 2010, as compared to 13.9% for the three months ended March 31, 2009. Rent and other operating expenses, as a percentage of net operating revenues, decreased 0.2% to 20.5% for the three months ended March 31, 2010, as compared to 20.7% for the three months ended March 31, 2009. This decrease is due primarily to reductions in contract labor offset by an increase in provider taxes from states with new programs. Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.4% for each of the three-month periods ended March 31, 2010 and 2009.

     Depreciation and amortization remained consistent at 4.7% of net operating revenues for each of the three-month periods ended March 31, 2010 and 2009.
     Interest expense, net, decreased by $3.4 million from $163.9 million for the three months ended March 31, 2009 to $160.5 million for the three months ended March 31, 2010. The decrease in interest expense is primarily due to a decrease in our average outstanding debt during the three months ended March 31, 2010, compared to March 31, 2009. The decrease in our average outstanding debt is primarily a result of the 2009 repayments of approximately $121.3 million of the term loans under our approximately $7.2 billion senior secured financing, or Credit Facility, and approximately $66.0 million of our 8.875% senior notes, or Notes, that were repurchased on the open market and thereafter canceled subsequent to March 31, 2009 during the year ended December 31, 2009.
     The net results of the above mentioned changes resulted in income from continuing operations before income taxes increasing $18.6 million from $106.5 million for the three months ended March 31, 2009 to $125.1 million for the three months ended March 31, 2010.
     Provision for income taxes increased from $35.6 million for the three months ended March 31, 2009 to $40.1 million for the three months ended March 31, 2010, due primarily to an increase in income from continuing operations before income taxes in the comparable period in 2009, as discussed above.
     Income from continuing operations as a percentage of net operating revenue increased from 2.4% for the three months ended March 31, 2009 to 2.7% for the three months ended March 31, 2010. Net income as a percentage of net operating revenue increased from 2.5% for the three months ended March 31, 2009 to 2.7% for the three months ended March 31, 2010. The increase in income from continuing operations as a percentage of net operating revenue is primarily a result of the decrease in interest expense as a percentage of net operating revenues, as discussed above.
     Net income attributable to noncontrolling interests as a percentage of net operating revenue remained consistent at 0.5% for each of the three-month periods ended March 31, 2010 and 2009.
     Net income attributable to Community Health Systems, Inc. was $70.0 million for the three months ended March 31, 2010, compared to $58.9 million for the three months ended March 31, 2009, representing an increase of 18.8%. The increase in net income is reflective of the impact of the revenue growth and decrease in interest expense discussed above.
Liquidity and Capital Resources
     Net cash provided by operating activities increased $40.0 million, from $259.4 million for the three months ended March 31, 2009 to $299.4 million for the three months ended March 31, 2010. The increase in cash flows, in comparison to the prior year period, is primarily from an increase in net income of $12.1 million, an increase in depreciation and amortization expense, a non-cash expense, of $11.8 million, an increase in cash flow from the change in supplies, prepaid expenses and other current assets of $0.7 million and an increase in cash flow from accounts payable, accrued liabilities and income taxes of $99.3 million. The cash flow generated from the increase in accounts payable, accrued liabilities and income taxes is primarily the result of the timing of payments. These increases were offset by a decrease in cash flows from the change in accounts receivable of $76.2 million, decreases in cash flows from other assets and liabilities of $3.4 million and a decrease in other non-cash expenses of $4.3 million.
     The cash used in investing activities was $163.4 million for the three months ended March 31, 2010, compared to $99.2 million for the three months ended March 31, 2009. The cash used in investing activities during the three months ended March 31, 2009 was offset by proceeds received from the sale of a hospital of $89.9 million. Other changes in cash used in investing activities were a decrease in cash used for acquisition of facilities and other related equipment of $16.9 million, a reduction in cash used for purchasing property and equipment of $9.4 million offset by an increase in cash used for other non-operating assets of $0.6 million.
     The cash used in financing activities was $0.5 million for the three months ended March 31, 2010, compared to cash provided by financing activities of $151.2 million for the three months ended March 31, 2009. This change is primarily due to a decrease in borrowing under our Credit Facility and a decrease in repayments of long-term indebtedness.
   Capital Expenditures
     Cash expenditures related to purchases of facilities were $0.2 million for the three months ended March 31, 2010, compared to $17.1 million for the three months ended March 31, 2009. The expenditures during the three months ended March 31, 2010 were for the purchase of non-hospital facilities, and no hospitals were acquired during this period. The expenditures during the three months ended March 31, 2009 included the purchase of a hospital in Siloam Springs, Arkansas, the purchase of an ambulatory surgery center and the settlement of working capital items from a prior year acquisition.
     Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the three months ended March 31, 2010 totaled $125.4 million, compared to $135.7 million for the three months ended March 31, 2009. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals for the three months ended March 31, 2010 totaled $1.2 million, compared to $0.3 million for the three months ended March 31, 2009. The costs to construct replacement hospitals for the three months ended March 31, 2010 and 2009 represented planning costs for future construction projects since there were no replacement hospitals under construction.
     Pursuant to hospital purchase agreements in effect as of March 31, 2010, where required certificate of need approval has been obtained, we are required to build replacement facilities in Valparaiso, Indiana by April 2011 and in Siloam Springs, Arkansas by February 2013. Due to delays in receiving government approved building and zoning permits, completion of the replacement facility in Valparaiso, Indiana will be delayed. We expect to complete the construction of this facility approximately two years after receiving all government approvals, which we expect to receive by late 2010. Also as required by an amendment to a lease agreement entered into in 2005, we agreed to build a replacement facility at Barstow Community Hospital in Barstow, California. Estimated construction costs, including equipment costs, are approximately $310.0 million for these three replacement facilities. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site for a potential replacement to our existing Birmingham facility. The new site includes a partially constructed hospital structure. This project is subject to the approval of a certificate of need, which we expect to receive by mid to late 2010. Upon receiving the certificate of need, and after resolution of any legal issues, we will complete our assessment of the costs to complete construction of the unfinished facility and relocate the existing Birmingham facility to the new site.
   Capital Resources
     Net working capital was approximately $1.3 billion at March 31, 2010, compared to approximately $1.2 billion at December 31, 2009. The $129.1 million increase was primarily attributable to an increase in cash as a result of cash flows from operations.
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
     The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our and our subsidiaries’ ability, subject to certain exception, to, among other things, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of our businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change our fiscal year. We and our subsidiaries are also required to comply with specified financial covenants (consisting of a leverage ratio and an interest coverage ratio) and various affirmative covenants.
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
     As of March 31, 2010, the availability for additional borrowings under our Credit Facility was approximately $750 million pursuant to the revolving credit facility, of which $101.0 million was set aside for outstanding letters of credit.
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
     As of March 31, 2010, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 89% of our variable rate debt. On each of these swaps, we received a variable rate of interest based on the three-month London Inter-Bank Offer Rate, or LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans under the Credit Facility.

	Notional
	Amount	Fixed Interest	Termination	Fair Value
Swap #	(in 000’s)	Rate	Date	(in 000’s)
1	$200,000	2.8800%	September 17, 2010	$(2,827)
2	100,000	4.9360%	October 4, 2010	(2,759)
3	100,000	4.7090%	January 24, 2011	(3,696)
4	300,000	5.1140%	August 8, 2011	(18,040)
5	100,000	4.7185%	August 19, 2011	(5,543)
6	100,000	4.7040%	August 19, 2011	(5,521)
7	100,000	4.6250%	August 19, 2011	(5,405)
8	200,000	4.9300%	August 30, 2011	(11,917)
9	200,000	3.0920%	September 18, 2011	(6,582)
10	100,000	3.0230%	October 23, 2011	(3,332)
11	200,000	4.4815%	October 26, 2011	(11,500)
12	200,000	4.0840%	December 3, 2011	(10,738)
13	100,000	3.8470%	January 4, 2012	(5,136)
14	100,000	3.8510%	January 4, 2012	(5,144)
15	100,000	3.8560%	January 4, 2012	(5,153)
16	200,000	3.7260%	January 8, 2012	(9,886)
17	200,000	3.5065%	January 16, 2012	(9,155)
18	250,000	5.0185%	May 30, 2012	(21,224)
19	150,000	5.0250%	May 30, 2012	(12,752)
20	200,000	4.6845%	September 11, 2012	(16,473)
21	100,000	3.3520%	October 23, 2012	(4,971)
22	125,000	4.3745%	November 23, 2012	(9,543)
23	75,000	4.3800%	November 23, 2012	(5,811)
24	150,000	5.0200%	November 30, 2012	(14,247)
25	200,000	2.2420%	February 28, 2013	(1,377	)(1)
26	100,000	5.0230%	May 30, 2013	(10,237)
27	300,000	5.2420%	August 6, 2013	(33,633)
28	100,000	5.0380%	August 30, 2013	(10,597)
29	50,000	3.5860%	October 23, 2013	(2,824)
30	50,000	3.5240%	October 23, 2013	(2,715)
31	100,000	5.0500%	November 30, 2013	(10,906)
32	200,000	2.0700%	December 19, 2013	(74)
33	100,000	5.2310%	July 25, 2014	(12,157)
34	100,000	5.2310%	July 25, 2014	(12,157)
35	200,000	5.1600%	July 25, 2014	(23,719)
36	75,000	5.0405%	July 25, 2014	(8,519)
37	125,000	5.0215%	July 25, 2014	(14,099)
38	100,000	2.6210%	July 25, 2014	(1,225)
39	100,000	3.1100%	July 25, 2014	(1,529	)(2)
40	100,000	3.2580%	July 25, 2014	(1,633	)(3)
41	100,000	3.0050%	November 30, 2016	753

(1)	This interest rate swap becomes effective September 17, 2010, concurrent with the termination of swap #1.

(2)	This interest rate swap becomes effective October 4, 2010, concurrent with the termination of swap #2.

(3)	This interest rate swap becomes effective January 24, 2011, concurrent with the termination of swap #3.

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
     We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility of $750 million (consisting of a $750 million revolving credit facility) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $600 million, our ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations), and our continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash flows, borrowings under our Credit Facility, as well as access to bank credit and capital markets, will be available to us beyond the next 12 months and into the foreseeable future.
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
The ratio of earnings to fixed charges for the three months ended March 31, 2010 is as follows:

Three Months
Ended
March 31, 2010
Ratio of earnings to fixed charges(1) ....................................................................................................................................................	1.63x

(1)	There are no shares of preferred stock outstanding.

Off-balance Sheet Arrangements
     Our consolidated operating results for the three months ended March 31, 2010 and 2009, included $72.8 million and $70.9 million, respectively, of net operating revenue and $4.7 million and $2.8 million, respectively, of income from operations generated from six hospitals operated by us under operating lease arrangements. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the respective assets and the future lease obligations under these arrangements are not recorded on our condensed consolidated balance sheet. Lease costs under these arrangements are included in rent expense and totaled approximately $3.9 million for the three months ended March 31, 2010, compared to $4.1 million for the three months ended March 31, 2009. The current terms of these operating leases expire between June 2012 and December 2020, not including lease extension options. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.
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
Joint Ventures
     We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of March 31, 2010, we have hospitals in 25 of the markets we serve with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also had a non-profit entity as a partner. In addition, we own three other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $374.5 million and $368.9 million as of March 31, 2010 and December 31, 2009, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $62.0 million and $64.8 million as of March 31, 2010 and December 31, 2009, respectively, and the amount of net income attributable to noncontrolling interests was $15.0 million and $14.0 million for the three months ended March 31, 2010 and 2009, respectively.
Reimbursement, Legislative and Regulatory Changes
     The Reform Legislation was enacted in the context of other ongoing legislative and regulatory efforts, which would reduce or otherwise adversely affect the payments we receive from Medicare and Medicaid. Within the statutory framework of the Medicare and Medicaid programs, including programs currently unaffected by the Reform Legislation, there are substantial areas subject to administrative rulings, interpretations, and discretion which may further affect payments made under those programs, and the federal and state governments might, in the future, reduce the funds available under those programs or require more stringent utilization and quality reviews of hospital facilities. Additionally, there may be a continued rise in managed care programs and additional restructuring of the financing and delivery of healthcare in the United States. These events could cause our future financial results to decline. We cannot estimate the impact of Medicare and Medicaid reimbursement changes that have been enacted or are under consideration. We cannot predict whether additional reimbursement reductions will be made or whether any such changes would have a material adverse effect on our business, financial conditions, results of operations, cash flow, capital resources and liquidity.
Inflation
     The healthcare industry is labor intensive. Wages and other expenses increase during periods of inflation and when labor shortages occur in the marketplace. In addition, our suppliers pass along rising costs to us in the form of higher prices. We have implemented cost control measures, including our case and resource management program, to curb increases in operating costs and expenses. We have generally offset increases in operating costs by increasing reimbursement for services, expanding services and reducing costs in other areas. However, we cannot predict our ability to cover or offset future cost increases, particularly any increases in our cost of providing health insurance benefits to our employees as a result of the Reform Legislation.
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
   Third Party Reimbursement
     Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% from our estimated reimbursement percentage, net income for the three months ended March 31, 2010 would have changed by approximately $27.3 million, and net accounts receivable would have changed by $44.4 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month periods ended March 31, 2010 and 2009.
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
     We estimate the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and, if present, anticipated changes in trends. For all other non-self-pay payor categories, we reserve 100% of all accounts aging over 365 days from the date of discharge. The percentage used to reserve for all self-pay accounts is based on our collection history. We believe that we collect substantially all of our third-party insured receivables, which include receivables from governmental agencies.
     Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% from our estimated collection percentage as a result of a change in expected recoveries, net income for the three months ended March 31, 2010 would have changed by $14.8 million, and net accounts receivable would have changed by $24.1 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, and the impact of recent acquisitions and dispositions.

     Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $2.0 billion and $1.9 billion at March 31, 2010 and December 31, 2009, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.
     All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.
     Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.
     Days revenue outstanding was 49 days at March 31, 2010 and 48 days at December 31, 2009. Our target range for days revenue outstanding is 46 to 56 days.
     Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $6.5 billion and $6.1 billion as of March 31, 2010 and December 31, 2009, respectively.
     The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor category is as follows:

	As of
	March 31,	December 31,
	2010	2009
Insured receivables	64.1%	62.4%
Self-pay receivables	35.9%	37.6%

Total	100.0%	100.0%

     For the hospital segment, the combined total of the allowance for doubtful accounts and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 83% at March 31, 2010 and 82% at December 31, 2009. If the receivables that have been written-off but where collections are still being pursued by outside collection agencies were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 91% at March 31, 2010 and 90% at December 31, 2009.
   Goodwill and Other Intangibles
     Goodwill represents the excess of cost over the fair value of net assets acquired. Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. We have selected September 30 as our annual testing date. Based on the results of our most recent annual impairment test, we have concluded that we do not have any reporting units that are at risk of failing step one of the goodwill impairment test.

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
   Professional Liability Insurance Claims
     As part of our business of owning and operating hospitals, we are subject to legal actions alleging liability on our part. We accrue for losses resulting from such liability claims, as well as loss adjustment expenses that are out-of-pocket and directly related to such liability claims. These direct out-of-pocket expenses include fees of outside counsel and experts. We do not accrue for costs that are part of our corporate overhead, such as the costs of our in-house legal and risk management departments. The losses resulting from professional liability claims primarily consist of estimates for known claims, as well as estimates for incurred but not reported claims. The estimates are based on specific claim facts, our historical claim reporting and payment patterns, the nature and level of our hospital operations, and actuarially determined projections. The actuarially determined projections are based on our actual claim data, including historic reporting and payment patterns which have been gathered over approximately a 20-year period. As discussed below, since we purchase excess insurance on a claims-made basis that transfers risk to third party insurers, the liability we accrue does not include an amount for the losses covered by our excess insurance. Since we believe that the amount and timing of our future claims payments are reliably determinable, we discount the amount we accrue for losses resulting from professional liability claims using the risk-free interest rate corresponding to the timing of our expected payments.
     The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.3% and 2.6% in 2009 and 2008, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of income.
     Our processes for obtaining and analyzing claims and incident data are standardized across all of our hospitals and have been consistent for many years. We monitor the outcomes of the medical care services that we provide and for each reported claim, we obtain various information concerning the facts and circumstances related to that claim. In addition, we routinely monitor current key statistics and volume indicators in our assessment of utilizing historical trends. The average lag period between claim occurrence and payment of a final settlement is between four and five years, although the facts and circumstances of individual claims could result in the timing of such payments being different from this average. Since claims are paid promptly after settlement with the claimant is reached, settled claims represent less than 1.0% of the total liability at the end of any period.
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
     Effective January 1, 2008, the former Triad Hospitals are insured on a claims-made basis as described above and through commercial insurance companies as described above for substantially all claims occurring on or after January 1, 2002 and reported on or after January 1, 2008. Substantially all losses for the former Triad hospitals in periods prior to May 1, 1999 were insured through a wholly-owned insurance subsidiary of HCA Inc., or HCA, Triad’s owner prior to that time, and excess loss policies maintained by HCA. HCA has agreed to indemnify the former Triad hospitals in respect of claims covered by such insurance policies arising prior to May 1, 1999. From May 1, 1999 through December 31, 2006, the former Triad hospitals obtained insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary with excess coverage obtained from other carriers that is subject to certain deductibles. Effective for claims incurred after December 31, 2006, Triad began insuring its claims from $1 million to $5 million through its wholly-owned captive insurance company, replacing the coverage provided by HCA. Substantially all claims occurring during 2007 were self-insured up to $10 million per claim.
     There have been no significant changes in our estimate of the reserve for professional liability claims during the three months ended March 31, 2010.
   Income Taxes
     We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these deferred tax assets, subject to the valuation allowance we have established.
     The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $8.9 million as of March 31, 2010. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income as income tax expense. During the three months ended March 31, 2010, we decreased interest and penalties by approximately $0.4 million. A total of approximately $1.5 million of interest and penalties is included in the amount of liability for uncertain tax positions at March 31, 2010.
     We believe it is reasonably possible that approximately $5.9 million of our current unrecognized tax benefit may be recognized within the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities.
     We, or one or more of our subsidiaries, file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We have extended the federal statute of limitations for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003. We are currently under examination by the IRS regarding the federal tax return of Triad for the tax periods ended December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. We believe the results of this examination will not be material to our consolidated results of operations or consolidated financial position. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2006 and federal income tax examinations with respect to Community Health Systems, Inc. federal returns for years prior to 2006.
     Prior to January 1, 2009, income attributable to noncontrolling interests was deducted from earnings before arriving at income from continuing operations. With the adoption of certain updates to U.S. GAAP related to consolidations effective January 1, 2009, the income attributable to noncontrolling interests has been reclassified below net income and therefore is no longer deducted in arriving at income from continuing operations. However, the provision for income taxes does not change because those less than wholly-owned consolidated subsidiaries attribute their taxable income to their respective investors. Accordingly, we will not pay tax on the income attributable to the noncontrolling interests. As a result of separately reporting income that is taxed to others, our effective tax rate on continuing operations before income taxes, as reported on the face of the financial statements is 32.1% and 33.5% for the three months ended March 31, 2010 and 2009, respectively. However, the actual effective tax rate that is attributable to our share of income from continuing operations before income taxes (income from continuing operations before income taxes, as presented on the face of the condensed consolidated statement of income, less income from continuing operations attributable to noncontrolling interests of $15.0 million and $13.6 million for the three months ended March 31, 2010 and 2009, respectively) is 36.4% and 38.4% for the three months ended March 31, 2010 and 2009, respectively.
FORWARD-LOOKING STATEMENTS
     Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following:
•	general economic and business conditions, both nationally and in the regions in which we operate;

•	implementation and effect of newly-adopted federal healthcare legislation and potential state healthcare legislation;

•	risks associated with our substantial indebtedness, leverage and debt service obligations;

•	demographic changes;

•	changes in, or the failure to comply with, governmental regulations;

•	potential adverse impact of known and unknown government investigations, audits and Federal and State False Claims Act litigation;

•	our ability, where appropriate, to enter into and maintain managed care provider arrangements and the terms of these arrangements;

•	changes in, or the failure to comply with, managed care provider contracts could result in disputes and changes in reimbursement that could be applied retroactively;

•	changes in inpatient or outpatient Medicare and Medicaid payment levels;

•	increases in the amount and risk of collectability of patient accounts receivable;

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply costs due to market pressure from pharmaceutical companies and new product releases;

•	liabilities and other claims asserted against us, including self-insured malpractice claims;

•	competition;

•	our ability to attract and retain, without significant employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers;

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals;

•	changes in medical or other technology;

•	changes in U.S. GAAP;

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to successfully acquire additional hospitals and complete the sale of hospitals held for sale;

•	our ability to successfully integrate any acquired hospitals or to recognize expected synergies from such acquisitions;

•	our ability to obtain adequate levels of general and professional liability insurance; and

•	timeliness of reimbursement payments received under government programs.
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
     A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $1.7 million and $1.3 million for the three months ended March 31, 2010 and 2009, respectively.
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
     There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

     PART II OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we receive various inquiries or subpoenas from state regulators, fiscal intermediaries, the Centers for Medicare and Medicaid Services and the Department of Justice regarding various Medicare and Medicaid issues. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. We are not aware of any pending or threatened litigation that is not covered by insurance policies or reserved for in our financial statements or which we believe would have a material adverse impact on us; however, some pending or threatened proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. Recent amendments to the False Claims Act in the Reform Legislation and the Fraud Enforcement and Recovery Act of 2009 will make many False Claims Act suits filed after the effective dates of those amendments more difficult and costly to defend.
Community Health Systems, Inc. Legal Proceedings
     On February 10, 2006, we received a letter from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 2006 letter focused on our hospitals in three states: Arkansas, New Mexico, and South Carolina. On August 31, 2006, we received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to the Company’s three hospitals in that state. Through the beginning of 2009, we provided the Department of Justice with requested documents, met with its personnel on numerous occasions, and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified us that it believed that we and these three New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. At one point, the Civil Division calculated that the three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million and said that if it proceeded to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc., pending in the United States District Court for the District of New Mexico. The federal government filed its complaint in intervention on June 30, 2009. The relator filed a second amended complaint on July 1, 2009. Both of these complaints expand the time period during which alleged improper payments were made. We filed motions to dismiss all of the federal government’s and the relator’s claims on August 28, 2009. On March 19, 2010, the court granted in part and denied in part our motion to dismiss as to the relator’s complaint. The court has not ruled on our motion to dismiss the federal government’s complaint in intervention. We are vigorously defending this action.
     On June 12, 2008, two of our hospitals received letters from the U.S. Attorney’s Office for the Western District of New York requesting documents in an investigation it was conducting into billing practices with respect to kyphoplasty procedures performed during the period January 1, 2002, through June 9, 2008. On September 16, 2008, one of our hospitals in South Carolina also received an inquiry. Kyphoplasty is a surgical spine procedure that returns a compromised vertebrae (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. We have been informed that similar investigations have been initiated at unaffiliated facilities in Alabama, South Carolina, Indiana and other states. We believe that this investigation is related to a qui tam settlement between the same U.S. Attorney’s office and the manufacturer and distributor of the Kyphon product, which is used in performing the kyphoplasty procedure. We are cooperating with the investigation by collecting and producing material responsive to the requests. We are continuing to evaluate and discuss this matter with the federal government.
     On April 19, 2009, we were served in Roswell, New Mexico with an answer and counterclaim in the case of Roswell Hospital Corporation d/b/a Eastern New Mexico Medical Center vs. Patrick Sisneros and Tammie McClain (sued as Jane Doe Sisneros). The case was originally filed as a collection matter. The counterclaim was filed as a putative class action and alleged theories of breach of contract, unjust enrichment, misrepresentation, prima facie tort, Fair Trade Practices Act and violation of the New Mexico RICO statute. On May 7, 2009, the hospital filed a notice of removal to federal court. On July 27, 2009, the case was remanded to state court for lack of a federal question. A motion to dismiss and a motion to dismiss misjoined counterclaim plaintiffs were filed on October 20, 2009. These motions were denied. Extensive discovery has been conducted. A motion for class certification for all uninsured patients was heard on March 3 through March 5, 2010 and on April 13, 2010, the state district court judge certified the case as a class action. We are vigorously defending this action.
     On December 7, 2009, we received a document subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General, or OIG, requesting documents related to our hospital in Laredo, Texas. The categories of documents requested included case management, resource management, admission criteria, patient medical records, coding, billing, compliance, the Joint Commission accreditation, physician documentation, payments to referral sources, transactions involving physicians, disproportionate share hospital status, and audits by the hospital’s Quality Improvement organization. On January 22, 2010, we received a “request for information or assistance” from the OIG’s Office of Investigation requesting patient medical records from Laredo Medical Center in Laredo, Texas for certain Medicaid patients with an extended length of stay. Additional requests for records have also been received. We are cooperating fully with these investigations.
Triad Hospitals, Inc. Legal Proceedings
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
Item 1A. Risk Factors
     Our Annual Report on Form 10-K for 2009 includes a listing of risk factors to be considered by investors in our securities. Appearing below is an update of one of the risk factors in the Form 10-K.
  We are subject to uncertainties regarding healthcare reform.
     The PPACA was signed into law on March 23, 2010. In addition, the Reconciliation Act, which contains a number of amendments to PPACA, was signed into law on March 30, 2010. These healthcare bills, referred to collectively as the Reform Legislation, will ultimately increase the number of persons with access to health insurance in the United States by requiring substantially all U.S. citizens to maintain medical insurance coverage. The Reform Legislation should result in a reduction in uninsured patients, which should reduce our expense from uncollectible accounts receivable; however, this legislation makes a number of other changes to Medicare and Medicaid, such as reductions to the annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the market basket update beginning October 1, 2011 and a reduction to the disproportionate share payments, that could adversely impact the reimbursement received under these programs. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement are scheduled to take effect over a number of years, and we cannot predict their impact at this time. Other provisions of the Reform Legislation, such as requirements related to employee health insurance coverage, should increase our operating costs.
     Also included in the Reform Legislation are provisions aimed at reducing fraud, waste and abuse in the healthcare industry. These provisions allocate significant additional resources to federal enforcement agencies and expand the use of private contractors to recover potentially inappropriate Medicare and Medicaid payments. The Reform Legislation amends several existing federal laws, including the Medicare Anti-Kickback Statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. These amendments also make it easier for potentially severe fines and penalties to be imposed on healthcare providers accused of violating applicable laws and regulations.
     In a number of markets, we have partnered with local physicians in the ownership of our facilities. Such investments have been permitted under an exception to the physician self-referral law that allows physicians to invest in an entire hospital (as opposed to individual hospital departments). The Reform Legislation changes that “whole hospital” exception to the Stark Law. The Reform Legislation permits existing physician investments in a whole hospital to continue under a “grandfather” clause if the arrangement satisfies certain requirements and restrictions, but physicians are prohibited, effective immediately, from increasing the aggregate percentage of their ownership in the hospital. The Reform Legislation also restricts the ability of existing physician-owned hospitals to expand the capacity of their facilities. Physician investments in hospitals that are under development are protected by the grandfather clause only if the physician investments have been made and the hospital has a Medicare provider agreement as of a specific date. However, ambiguities in the Reform Legislation have created uncertainty regarding the precise cut-off date for satisfying the grandfathering provision. We are monitoring developments in this area.
     The impact of the Reform Legislation on each of our hospitals will vary depending on payor mix and a variety of other factors. We anticipate that many of the provisions in the Reform Legislation will be subject to further clarification and modification through the rule-making process, the development of agency guidance and judicial interpretations. Moreover, a number of state attorneys general are challenging the legality of certain aspects of the Reform Legislation. We cannot predict the impact the Reform Legislation may have on our business, results of operations, cash flow, capital resources and liquidity. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. As of March 31, 2010, our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $400 million in the aggregate (but not in excess of $200 million unless we receive confirmation from Moody’s and S&P that dividends or repurchases would not result in a downgrade, qualification or withdrawal of the then corporate credit rating). The indenture governing our Notes also limits our ability to pay dividends and/or repurchase stock. As of March 31, 2010, under the most restrictive test under these agreements, we have approximately $99.0 million remaining available with which to pay permitted dividends and/or make stock and Note repurchases.
     In 2009, we discovered that we had inadvertently not fully complied with the registration requirements of the Securities Act of 1933 with respect to our common stock purchased in the open market on behalf of participants in certain of our employee 401(k) plans. As a result, certain plan participants who purchased these shares were offered rescission rights with respect to their interests in our common stock purchased and/or held under these plans. Based upon a final review of the rescission offer that ended on February 11, 2010, 793 shares of common stock were repurchased by us and other payments were made for a total of approximately $40,000. We have fulfilled the registration requirements as of December 31, 2009 in order to become fully compliant on an ongoing basis.
Item 3. Defaults Upon Senior Securities
     None
Item 4. (Removed and Reserved)
Item 5. Other Information
     None

Item 6. Exhibits

No.	Description
4.1
Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 31, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association

4.2
Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 31, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association

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

COMMUNITY HEALTH SYSTEMS, INC. (Registrant)
By:	/s/Wayne T. Smith
Wayne T. Smith
Chairman of the Board, President and Chief Executive Officer (principal executive officer)

By:	/s/ W. Larry Cash
W. Larry Cash
Executive Vice President, Chief Financial Officer and Director (principal financial officer)

By:	/s/ T. Mark Buford
T. Mark Buford
Senior Vice President and Chief Accounting Officer (principal accounting officer)

Date: April 28, 2010

Index to Exhibits

No.	Description
4.1
Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 31, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association

4.2
Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 31, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association

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