Form 10-Q
period 2010-06-30
COMMUNITY HEALTH SYSTEMS INC
filed 2010-07-30
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the Exchange Act). Yes ☑ No ☐
     As of July 22, 2010, there were outstanding 94,394,206 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.
Form 10-Q
For the Three and Six Months Ended June 30, 2010

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$548,754	$344,541
Patient accounts receivable, net of allowance for doubtful accounts of $1,493,207 and $1,417,188 at June 30, 2010 and December 31, 2009, respectively	1,681,799	1,617,903
Supplies	307,373	302,609
Prepaid income taxes	75,997	45,414
Deferred income taxes	78,962	80,714
Prepaid expenses and taxes	98,780	89,475
Other current assets	188,538	194,339

Total current assets	2,980,203	2,674,995

Property and equipment	7,969,992	7,787,256
Less accumulated depreciation and amortization	(1,885,006)	(1,655,010)

Property and equipment, net	6,084,986	6,132,246

Goodwill	4,161,196	4,157,927

Other assets, net	1,087,046	1,056,304

Total assets	$14,313,431	$14,021,472

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$64,095	$66,470
Accounts payable	514,601	428,565
Deferred income taxes	28,431	28,397
Accrued interest	147,348	145,201
Accrued liabilities	746,773	789,163

Total current liabilities	1,501,248	1,457,796

Long-term debt	8,819,162	8,844,638

Deferred income taxes	474,748	475,812

Other long-term liabilities	966,288	858,952

Total liabilities	11,761,446	11,637,198

Redeemable noncontrolling interests in equity of consolidated subsidiaries	388,385	368,857

EQUITY
Community Health Systems, Inc. stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 96,540,756 shares issued and 95,565,207 shares outstanding at June 30, 2010, and 94,013,537 shares issued and 93,037,988 shares outstanding at December 31, 2009	965	940
Additional paid-in capital	1,208,782	1,158,359
Treasury stock, at cost, 975,549 shares at June 30, 2010 and December 31, 2009	(6,678)	(6,678)
Accumulated other comprehensive loss	(260,573)	(221,385)
Retained earnings	1,159,471	1,019,399

Total Community Health Systems, Inc. stockholders’ equity	2,101,967	1,950,635
Noncontrolling interests in equity of consolidated subsidiaries	61,633	64,782

Total equity	2,163,600	2,015,417

Total liabilities and equity	$14,313,431	$14,021,472

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net operating revenues	$3,171,024	$3,016,961	$6,331,746	$5,929,710

Operating costs and expenses:
Salaries and benefits	1,267,762	1,201,680	2,550,593	2,375,120
Provision for bad debts	381,450	362,462	759,524	700,230
Supplies	438,602	419,956	869,054	825,593
Other operating expenses	587,827	567,813	1,172,080	1,112,790
Rent	63,230	61,200	127,651	121,528
Depreciation and amortization	153,381	142,447	301,060	278,008

Total operating costs and expenses	2,892,252	2,755,558	5,779,962	5,413,269

Income from operations	278,772	261,403	551,784	516,441
Interest expense, net	161,841	161,473	322,297	325,386
Loss (gain) from early extinguishment of debt	—	6	—	(2,406)
Equity in earnings of unconsolidated affiliates	(10,977)	(11,783)	(23,565)	(24,700)

Income from continuing operations before income taxes	127,908	111,707	253,052	218,161
Provision for income taxes	41,566	37,209	81,714	72,843

Income from continuing operations	86,342	74,498	171,338	145,318

Discontinued operations, net of taxes:
(Loss) income from operations of hospitals sold and hospitals held for sale	—	(508)	—	1,977
Loss on sale of hospitals, net	—	—	—	(405)

(Loss) income from discontinued operations	—	(508)	—	1,572

Net income	86,342	73,990	171,338	146,890
Less: Net income attributable to noncontrolling interests	16,277	14,555	31,266	28,540

Net income attributable to Community Health Systems, Inc.	$70,065	$59,435	$140,072	$118,350

Basic earnings per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.75	$0.66	$1.51	$1.30
Discontinued operations	—	(0.01)	—	0.01

Net income	$0.75	$0.66	$1.51	$1.31

Diluted earnings per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.74	$0.66	$1.49	$1.29
Discontinued operations	—	(0.01)	—	0.01

Net income	$0.74	$0.65	$1.49	$1.31

Weighted-average number of shares outstanding:
Basic	93,358,771	90,358,583	92,491,839	90,169,735

Diluted	94,711,919	91,071,147	93,779,001	90,666,009

(1)	Total per share amounts may not add due to rounding.
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash flows from operating activities
Net income	$171,338	$146,890
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	301,060	278,340
Stock-based compensation expense	20,418	24,805
Loss on sale of hospitals and partnership interest, net	—	405
(Excess tax benefit) income tax payable increase relating to stock-based compensation	(10,104)	3,389
Gain on early extinguishment of debt	—	(2,406)
Other non-cash expenses, net	(2,342)	(6,472)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(63,896)	8,937
Supplies, prepaid expenses and other current assets	(1,147)	5,198
Accounts payable, accrued liabilities and income taxes	114,100	72,042
Other	12,365	13,279

Net cash provided by operating activities	541,792	544,407

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(2,413)	(210,904)
Purchases of property and equipment	(263,924)	(267,275)
Proceeds from disposition of hospitals and other ancillary operations	—	89,909
Proceeds from sale of property and equipment	2,307	355
Increase in other non-operating assets	(64,258)	(74,506)

Net cash used in investing activities	(328,288)	(462,421)

Cash flows from financing activities
Proceeds from exercise of stock options	53,615	3,445
Excess tax benefit (income tax payable increase) relating to stock-based compensation	10,104	(3,389)
Deferred financing costs	—	(207)
Stock buy-back	(12,242)	—
Proceeds from noncontrolling investors in joint ventures	5,155	26,314
Redemption of noncontrolling investments in joint ventures	(2,395)	(1,631)
Distributions to noncontrolling investors in joint ventures	(29,371)	(22,166)
Borrowings under credit agreement	—	200,000
Repayments of long-term indebtedness	(34,157)	(236,182)

Net cash used in financing activities	(9,291)	(33,816)

Net change in cash and cash equivalents	204,213	48,170
Cash and cash equivalents at beginning of period	344,541	220,655

Cash and cash equivalents at end of period	$548,754	$268,825

Supplemental disclosure of cash flow information:
Interest payments	$320,150	$335,039

Income taxes paid (refunds received), net	$79,711	$(726)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the “Company”) as of June 30, 2010 and December 31, 2009 and for the three-month and six-month periods ended June 30, 2010 and June 30, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2010, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009, contained in the Company’s Annual Report on Form 10-K.
     Noncontrolling interests in less-than-wholly-owned consolidated subsidiaries of the parent are presented as a component of total equity on the condensed consolidated balance sheets to distinguish between the interests of the parent company and the interests of the noncontrolling owners. Noncontrolling interests that are redeemable or may become redeemable at a fixed or determinable price at the option of the holder or upon the occurrence of an event outside of the control of the Company are presented in mezzanine equity on the condensed consolidated balance sheets.
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
     The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (“IRC”), as well as stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units, phantom stock and other share awards. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2000 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10-year contractual term, options granted in 2005 through 2007 have an eight-year contractual term and options granted in 2008 through 2010 have a 10-year contractual term. The exercise price of all options granted under the 2000 Plan is equal to the fair value of the Company’s common stock on the option grant date. As of June 30, 2010, 1,084,763 shares of unissued common stock were reserved for future grants under the 2000 Plan.
     The 2009 Plan, which was adopted by the Board of Directors of the Parent as of March 24, 2009 and approved by stockholders on May 19, 2009, provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. The duration of any option granted under the 2009 Plan will be determined by the Company’s compensation committee. Generally, however, no option may be exercised more than 10 years from the date of grant, provided that the compensation committee may provide that a stock option may, upon the death of the grantee, be exercised for up to one year following the date of death even if such period extends beyond 10 years. As of June 30, 2010, no grants had been made under the 2009 Plan, with 3,500,000 shares of unissued common stock remaining reserved for future grants.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Effect on income from continuing operations before income taxes	$(10,655)	$(12,519)	$(20,418)	$(24,805)

Effect on net income	$(6,473)	$(7,605)	$(12,404)	$(15,069)

     At June 30, 2010, $64.1 million of unrecognized stock-based compensation expense was expected to be recognized over a weighted-average period of 26 months. Of that amount, $14.7 million related to outstanding unvested stock options expected to be recognized over a weighted-average period of 25 months and $49.4 million related to outstanding unvested restricted stock, restricted stock units and phantom shares expected to be recognized over a weighted-average period of 26 months. There were no modifications to awards during the three and six months ended June 30, 2010.
     The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three and six months ended June 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Expected volatility	35.3%	44.0%	33.6%	40.2%
Expected dividends	—	—	—	—
Expected term	3 years	4 years	3.1 years	4 years
Risk-free interest rate	1.20%	1.75%	1.47%	1.63%
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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Options outstanding and exercisable under the 2000 Plan as of June 30, 2010, and changes during each of the three-month periods following December 31, 2009 were as follows (in thousands, except share and per share data):

			Weighted -
		Weighted -	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value as of
	Shares	Price	Term	June 30, 2010
Outstanding at December 31, 2009	8,954,081	$30.19
Granted	1,255,500	33.90
Exercised	(891,366)	26.93
Forfeited and cancelled	(69,012)	28.09

Outstanding at March 31, 2010	9,249,203	31.02
Granted	57,000	39.66
Exercised	(1,183,524)	25.02
Forfeited and cancelled	(118,851)	29.14

Outstanding at June 30, 2010	8,003,828	$31.99	6.1 years	$30,444

Exercisable at June 30, 2010	4,906,305	$32.56	4.8 years	$18,256

     The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2010 and 2009 was $10.07 and $9.18, respectively, and $8.54 and $6.14 during the six months ended June 30, 2010 and 2009, respectively. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($33.81) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on June 30, 2010. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended June 30, 2010 and 2009 was $18.6 million and $3.5 million, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2010 and 2009 was $28.2 million and $3.5 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.
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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Restricted stock outstanding under the 2000 Plan as of June 30, 2010, and changes during each of the three-month periods following December 31, 2009 were as follows:

		Weighted -
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2009	1,897,541	$24.09
Granted	1,047,000	33.90
Vested	(826,174)	26.97
Forfeited	(2,000)	29.22

Unvested at March 31, 2010	2,116,367	27.81
Granted	7,000	39.66
Vested	(11,500)	32.75
Forfeited	—	—

Unvested at June 30, 2010	2,111,867	27.83

     On February 25, 2009, under the 2000 Plan, each of the Company’s outside directors received a grant of shares of phantom stock equal in value to $130,000 divided by the closing price of the Company’s common stock on that date ($18.18), or 7,151 shares per director (a total of 42,906 shares of phantom stock). Pursuant to a March 24, 2009 amendment to the 2000 Plan, future grants of this type will be denominated as “restricted stock unit” awards. On May 19, 2009, the newly elected outside director received a grant of 7,151 restricted stock units under the 2000 Plan, having a value at the time of $180,706 based upon the closing price of the Company’s common stock on that date of $25.27. On February 24, 2010, six of the Company’s seven outside directors each received a grant of 4,130 restricted stock units under the 2000 Plan, having a value at the time of $140,000 based upon the closing price of the Company’s common stock on that date of $33.90. One outside director, who did not stand for reelection in 2010, did not receive a grant on February 24, 2010. Vesting of these shares of phantom stock and restricted stock units occurs in one-third increments on each of the first three anniversaries of the award date. During the three months ended June 30, 2010, 7,151 shares vested at a weighted-average grant date fair value of $20.54. During the six months ended June 30, 2010, 21,449 shares vested at a weighted-average grant date fair value of $18.97. None of these grants were canceled during the three and six months ended June 30, 2010. As of June 30, 2010, there were 53,388 shares of phantom stock and restricted stock units unvested at a weighted-average grant date fair value of $26.11.
     Under the Directors’ Fees Deferral Plan, the Company’s outside directors may elect to receive share equivalent units in lieu of cash for their directors’ fees. These share equivalent units are held in the plan until the director electing to receive the share equivalent units retires or otherwise terminates his/her directorship with the Company. Share equivalent units are converted to shares of common stock of the Company at the time of distribution. The following table represents the amount of directors’ fees which were deferred and the share equivalent units into which they converted for each of the respective periods (in thousands, except units):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Directors’ fees earned and deferred into plan	$45	$20	$90	$40

Share equivalent units	1,330.968	792.079	2,549.490	2,095.860

     At June 30, 2010, a total of 16,143.82 share equivalent units were deferred in the plan with an aggregate fair value of $0.5 million, based on the closing market price of the Company’s common stock at June 30, 2010 of $33.81.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
3. COST OF REVENUE
     The majority of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company include the Company’s corporate office costs, which were $42.4 million and $39.0 million for the three months ended June 30, 2010 and 2009, respectively, and $80.2 million and $80.8 million for the six months ended June 30, 2010 and 2009, respectively. Included in these amounts is stock-based compensation expense of $10.7 million and $12.5 million for the three months ended June 30, 2010 and 2009, respectively, and $20.4 million and $24.8 million for the six months ended June 30, 2010 and 2009, respectively.
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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Approximately $1.2 million and $2.0 million of acquisition costs related to prospective and closed acquisitions were expensed during the three months ended June 30, 2010 and 2009, respectively, and approximately $1.8 million and $3.0 million during the six months ended June 30, 2010 and 2009, respectively.
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
     Net operating revenues and (loss) income from discontinued operations for the respective periods are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net operating revenues	$—	$85	$—	$42,113

(Loss) income from operations of hospitals sold or held for sale before income taxes	—	(807)	—	3,024
Loss on sale of hospitals, net	—	—	—	(644)

(Loss) income from discontinued operations, before taxes	—	(807)	—	2,380
(Benefit from) provision for income taxes	—	(299)	—	808

(Loss) income from discontinued operations, net of taxes	$—	$(508)	$—	$1,572

     Interest expense and loss on early extinguishment of debt were allocated to discontinued operations based on sale proceeds available for debt repayment.
6. INCOME TAXES
     The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $9.1 million as of June 30, 2010. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income as income tax expense. During the six months ended June 30, 2010, the Company decreased interest and penalties by approximately $0.3 million. A total of approximately $1.7 million of interest and penalties is included in the amount of the liability for uncertain tax positions at June 30, 2010.
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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Prior to January 1, 2009, income attributable to noncontrolling interests was deducted from earnings before arriving at income from continuing operations. With the adoption of certain updates to U.S. GAAP related to consolidations effective January 1, 2009, the income attributable to noncontrolling interests has been reclassified below net income and therefore is no longer deducted in arriving at income from continuing operations. However, the provision for income taxes does not change because those less than wholly-owned consolidated subsidiaries attribute their taxable income to their respective investors. Accordingly, the Company will not pay tax on the income attributable to the noncontrolling interests. As a result of separately reporting income that is taxed to others, the Company’s effective tax rate on continuing operations before income taxes, as reported on the face of the financial statements is 32.5% and 33.3% for the three months ended June 30, 2010 and 2009, respectively, and 32.3% and 33.4% for the six months ended June 30, 2010 and 2009, respectively. However, the actual effective tax rate that is attributable to the Company’s share of income from continuing operations before income taxes (income from continuing operations before income taxes, as presented on the face of the condensed consolidated statement of income, less income from continuing operations attributable to noncontrolling interests of $16.3 million and $14.6 million for the three months ended June 30, 2010 and 2009, respectively, and $31.3 million and $28.2 million for the six months ended June 30, 2010 and 2009, respectively) is 37.2% and 38.3% for the three months ended June 30, 2010 and 2009, respectively, and 36.8% and 38.3% for the six months ended June 30, 2010 and 2009, respectively.
     Cash paid for income taxes, net of refunds received, resulted in net cash paid of $78.8 million and $61.6 million for the three months ended June 30, 2010 and 2009, respectively. Cash paid for income taxes, net of refunds received, resulted in net cash paid of $79.7 million for the six months ended June 30, 2010 and a net cash refund of $0.7 million for the six months ended June 30, 2009.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill for the six months ended June 30, 2010, are as follows (in thousands):

Balance as of December 31, 2009	$4,157,927
Goodwill acquired as part of acquisitions during 2010	686
Consideration adjustments and purchase price allocation adjustments for prior year’s acquisitions	2,583

Balance as of June 30, 2010	$4,161,196

     Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments meet the criteria to be classified as reporting units. At June 30, 2010, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $4.1 billion, $34.3 million and $33.3 million, respectively, of goodwill.
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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The gross carrying amount of the Company’s other intangible assets subject to amortization was $77.0 million at June 30, 2010 and $76.2 million at December 31, 2009, and the net carrying amount was $41.5 million at June 30, 2010 and $47.0 million at December 31, 2009. The carrying amount of the Company’s other intangible assets not subject to amortization was $44.0 million and $44.4 million at June 30, 2010 and December 31, 2009, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.
     The weighted-average amortization period for the intangible assets subject to amortization is approximately eight years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $3.1 million and $3.6 million during the three months ended June 30, 2010 and 2009, respectively, and $6.3 million and $6.9 million during the six months ended June 30, 2010 and 2009, respectively. Amortization expense on intangible assets is estimated to be $6.3 million for the remainder of 2010, $6.9 million in 2011, $5.7 million in 2012, $4.3 million in 2013, $2.8 million in 2014 and $15.5 million in 2015 and thereafter.
8. EARNINGS PER SHARE
     The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income from continuing operations, discontinued operations and net income attributable to Community Health Systems, Inc. common stockholders (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Numerator:
Income from continuing operations, net of taxes	$86,342	$74,498	$171,338	$145,318
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	16,277	14,555	31,266	28,185

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$70,065	$59,943	$140,072	$117,133

(Loss) income from discontinued operations, net of taxes	$—	$(508)	$—	$1,572
Less: Income from discontinued operations attributable to noncontrolling interests, net of taxes	—	—	—	355

(Loss) income from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$—	$(508)	$—	$1,217

Denominator:
Weighted-average number of shares outstanding — basic	93,358,771	90,358,583	92,491,839	90,169,735

Effect of dilutive securities:
Restricted stock awards	522,496	534,525	423,442	387,851
Employee options	815,455	168,802	847,380	103,805
Other equity based awards	15,197	9,237	16,340	4,618

Weighted-average number of shares outstanding — diluted	94,711,919	91,071,147	93,779,001	90,666,009

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee options	3,503,906	7,127,843	4,432,069	8,356,281

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
9. STOCKHOLDERS’ EQUITY
     Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of June 30, 2010, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.
     On December 9, 2009, the Company commenced a new open market repurchase program for up to 3,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. This program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased or when the maximum dollar amount has been expended. During the six months ended June 30, 2010, the Company repurchased 356,000 shares at a weighted-average price of $34.24 per share, which is the cumulative number of shares that have been repurchased under this program through June 30, 2010.
     The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the six-month period ended June 30, 2010 (in thousands):

		Community Health Systems, Inc. Stockholders
					Accumulated
	Redeemable		Additional		Other			Total
	Noncontrolling	Common	Paid-in	Treasury	Comprehensive	Retained	Noncontrolling	Stockholders’
	Interests	Stock	Capital	Stock	Loss	Earnings	Interests	Equity
Balance, December 31, 2009	$368,857	$940	$1,158,359	$(6,678)	$(221,385)	$1,019,399	$64,782	$2,015,417
Comprehensive income (loss):
Net income	23,644	—	—	—	—	140,072	7,622	147,694
Net change in fair value of interest rate swaps	—	—	—	—	(45,051)	—	—	(45,051)
Net change in fair value of available-for-sale securities	—	—	—	—	630	—	—	630
Amortization and recognition of unrecognized pension cost components	—	—	—	—	5,233	—	—	5,233

Total comprehensive income (loss)	23,644	—	—	—	(39,188)	140,072	7,622	108,506
Net distributions to noncontrolling interests	(14,422)	—	—	—	—	—	(9,733)	(9,733)
Purchase of subsidiary shares from noncontrolling interests	(1,055)	—	(1,340)	—	—	—	—	(1,340)
Other reclassifications of noncontrolling interests	1,038	—	—	—	—	—	(1,038)	(1,038)
Adjustment to redemption value of redeemable noncontrolling interests	10,323	—	(10,323)	—	—	—	—	(10,323)
Repurchases of common stock	—	(4)	(12,242)	—	—	—	—	(12,246)
Issuance of common stock in connection with the exercise of stock options	—	21	53,615	—	—	—	—	53,636
Cancellation of restricted stock for tax withholdings on vested shares	—	(3)	(9,809)	—	—	—	—	(9,812)
Tax benefit from exercise of options	—	—	10,104	—	—	—	—	10,104
Share-based compensation	—	11	20,418	—	—	—	—	20,429

Balance, June 30, 2010	$388,385	$965	$1,208,782	$(6,678)	$(260,573)	$1,159,471	$61,633	$2,163,600

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity:

Six Months Ended
June 30, 2010
Net income attributable to Community Health Systems, Inc.	$140,072
Transfers to the noncontrolling interests:
Decrease in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	(1,340)

Net transfers to noncontrolling interests	(1,340)

Change from net income attributable to Community Health Systems, Inc. and transfers to noncontrolling interests	$138,732

10. COMPREHENSIVE INCOME
     The following table presents the components of comprehensive income, net of related taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net income	$86,342	$73,990	$171,338	$146,890
Net change in fair value of interest rate swaps	(33,694)	61,139	(45,051)	74,049
Net change in fair value of available-for-sale securities	476	801	630	(449)
Amortization and recognition of unrecognized pension cost components	758	970	5,233	1,410

Comprehensive income	53,882	136,900	132,150	221,900
Less: Comprehensive income attributable to noncontrolling interests	16,277	14,555	31,266	28,540

Comprehensive income attributable to Community Health Systems, Inc.	$37,605	$122,345	$100,884	$193,360

     The net change in fair value of the interest rate swaps, the net change in fair value of available-for-sale securities and the amortization and recognition of unrecognized pension cost components are included in accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets.
11. EQUITY INVESTMENTS
     As of June 30, 2010, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia in which HCA Inc. owns the majority interest. Effective April 1, 2009, one or more subsidiaries of the Company acquired from Share Foundation the remaining 50% equity interest in MCSA L.L.C., an entity in which one or more subsidiaries of the Company previously had a 50% unconsolidated noncontrolling interest. One or more subsidiaries of the Company provided MCSA L.L.C. certain management services. This acquisition resulted in these subsidiaries of the Company owning 100% equity interest in that entity. MCSA L.L.C. owns and operates Medical Center of South Arkansas in El Dorado, Arkansas. The results of operations for MCSA L.L.C. were included in the consolidated financial statements effective April 1, 2009.
     Summarized combined financial information for the three and six months ended June 30, 2010 and 2009, for these unconsolidated entities in which the Company owns an equity interest is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues	$358,586	$348,684	$716,065	$724,382
Operating costs and expenses	321,457	309,129	645,977	633,802
Net income	37,113	39,541	70,045	90,580

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The summarized financial information for the three and six months ended June 30, 2010 and 2009 was derived from the unaudited financial information provided to the Company by those unconsolidated entities.
     The Company’s investment in all of its unconsolidated affiliates was $412.9 million and $399.4 million at June 30, 2010 and December 31, 2009, respectively, and is included in other assets, net in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $11.0 million and $11.8 million for the three months ended June 30, 2010 and 2009, respectively, and $23.6 million and $24.7 million for the six months ended June 30, 2010 and 2009, respectively.
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
     As of June 30, 2010, the availability for additional borrowings under the Credit Facility was $750 million pursuant to the revolving credit facility, of which $92.9 million was set aside for outstanding letters of credit. CHS also has the ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) under the Credit Facility, which has not yet been accessed. CHS also has the ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $600 million, which CHS has not yet accessed. As of June 30, 2010, the weighted-average interest rate under the Credit Facility, excluding swaps, was 3.1%.
     The Company paid interest of $99.9 million and $102.1 million on borrowings during the three months ended June 30, 2010 and 2009, respectively, and $320.2 million and $335.0 million during the six months ended June 30, 2010 and 2009, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The fair value of financial instruments has been estimated by the Company using available market information as of June 30, 2010 and December 31, 2009, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$548,754	$548,754	$344,541	$344,541
Available-for-sale securities	27,360	27,360	28,025	28,025
Trading securities	28,669	28,669	22,777	22,777
Liabilities:
Credit facilities	6,022,111	5,645,729	6,043,847	5,681,216
Tax-exempt bonds	—	—	8,000	8,000
Senior notes	2,784,331	2,867,861	2,784,331	2,881,783
Other debt	39,901	39,901	38,015	38,015
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
     The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the three and six months ended June 30, 2010 and 2009, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of non-performance. However, at June 30, 2010, since all of the swap agreements entered into by the Company were in net liability positions so that the Company would be required to make the net settlement payments to the counterparties, the Company does not anticipate non-performance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Interest rate swaps consisted of the following at June 30, 2010:

	Notional
	Amount	Fixed Interest	Termination	Fair Value
Swap #	(in 000’s)	Rate	Date	(in 000’s)
1	$200,000	2.8800%	September 17, 2010	$(1,444)
2	100,000	4.9360%	October 4, 2010	(1,557)
3	100,000	4.7090%	January 24, 2011	(2,606)
4	300,000	5.1140%	August 8, 2011	(14,295)
5	100,000	4.7185%	August 19, 2011	(4,407)
6	100,000	4.7040%	August 19, 2011	(4,389)
7	100,000	4.6250%	August 19, 2011	(4,293)
8	200,000	4.9300%	August 30, 2011	(9,566)
9	200,000	3.0920%	September 18, 2011	(5,215)
10	100,000	3.0230%	October 23, 2011	(2,721)
11	200,000	4.4815%	October 26, 2011	(9,552)
12	200,000	4.0840%	December 3, 2011	(9,139)
13	100,000	3.8470%	January 4, 2012	(4,457)
14	100,000	3.8510%	January 4, 2012	(4,463)
15	100,000	3.8560%	January 4, 2012	(4,471)
16	200,000	3.7260%	January 8, 2012	(8,609)
17	200,000	3.5065%	January 16, 2012	(8,024)
18	250,000	5.0185%	May 30, 2012	(19,986)
19	150,000	5.0250%	May 30, 2012	(12,027)
20	200,000	4.6845%	September 11, 2012	(16,477)
21	100,000	3.3520%	October 23, 2012	(5,420)
22	125,000	4.3745%	November 23, 2012	(6,030)
23	75,000	4.3800%	November 23, 2012	(9,787)
24	150,000	5.0200%	November 30, 2012	(14,482)
25	200,000	2.2420%	February 28, 2013	(4,707	) (1)
26	100,000	5.0230%	May 30, 2013	(10,969)
27	300,000	5.2420%	August 6, 2013	(36,371)
28	100,000	5.0380%	August 30, 2013	(11,636)
29	50,000	3.5860%	October 23, 2013	(3,597)
30	50,000	3.5240%	October 23, 2013	(3,495)
31	100,000	5.0500%	November 30, 2013	(12,225)
32	200,000	2.0700%	December 19, 2013	(4,188)
33	100,000	5.2310%	July 25, 2014	(14,161)
34	100,000	5.2310%	July 25, 2014	(14,161)
35	200,000	5.1600%	July 25, 2014	(27,758)
36	75,000	5.0405%	July 25, 2014	(10,053)
37	125,000	5.0215%	July 25, 2014	(16,661)
38	100,000	2.6210%	July 25, 2014	(3,779)
39	100,000	3.1100%	July 25, 2014	(4,694	) (2)
40	100,000	3.2580%	July 25, 2014	(4,830	) (3)
41	200,000	2.6930%	October 26, 2014	(3,384	) (4)
42	300,000	3.4470%	August 8, 2016	(11,902	) (5)
43	200,000	3.4285%	August 19, 2016	(7,595	) (6)
44	100,000	3.4010%	August 19, 2016	(3,670	) (7)
45	200,000	3.5000%	August 30, 2016	(8,088	) (8)
46	100,000	3.0050%	November 30, 2016	(3,889)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(1)	This interest rate swap becomes effective September 17, 2010, concurrent with the termination of swap #1.

(2)	This interest rate swap becomes effective October 4, 2010, concurrent with the termination of swap #2.

(3)	This interest rate swap becomes effective January 24, 2011, concurrent with the termination of swap #3.

(4)	This interest rate swap becomes effective October 26, 2011, concurrent with the termination of swap #11.

(5)	This interest rate swap becomes effective August 8, 2011, concurrent with the termination of swap #4.

(6)	This interest rate swap becomes effective August 19, 2011, concurrent with the termination of swap #5 and #7.

(7)	This interest rate swap becomes effective August 19, 2011, concurrent with the termination of swap #6.

(8)	This interest rate swap becomes effective August 30, 2011, concurrent with the termination of swap #8.
     The Company is exposed to certain risks relating to its ongoing business operations. The risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate fluctuation risk associated with the term loans in the Credit Facility. Companies are required to recognize all derivative instruments as either assets or liabilities at fair value in the condensed consolidated balance sheet. The Company designates its interest rate swaps as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
     Assuming no change in June 30, 2010 interest rates, approximately $199.4 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through other comprehensive income will be reclassified into earnings.
     The following tabular disclosure provides the amount of pre-tax gain (loss) recognized in the condensed consolidated balance sheets as a component of other comprehensive income during the three and six months ended June 30, 2010 and 2009 (in thousands):

Derivatives in Cash Flow Hedging	Amount of Pre-Tax Gain (Loss) Recognized in OCI on Derivative (Effective Portion)
Relationships	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest rate swaps	$(107,656)	$53,126	$(178,564)	$43,300
     The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“OCL”) into interest expense on the condensed consolidated statements of income during the three and six months ended June 30, 2010 and 2009 (in thousands):

Location of Loss Reclassified from	Amount of Pre-Tax Loss Reclassified from Accumulated OCL into Income (Effective Portion)
Accumulated OCL into Income (Effective Portion)	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest expense, net	$55,009	$42,404	$108,173	$72,402
     The fair value of derivative instruments in the condensed consolidated balance sheets as of June 30, 2010 and December 31, 2009 was as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2010		December 31, 2009		June 30, 2010		December 31, 2009
	Balance		Balance		Balance		Balance
	Sheet		Sheet		Sheet		Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$—	Other assets, net	$—	Other long-term liabilities	$386,424	Other long-term liabilities	$316,033

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
     The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of June 30, 2010 and December 31, 2009 (in thousands):

	As of
	June 30,
	2010	Level 1	Level 2	Level 3
Available-for-sale securities	$27,360	$27,360	$—	$—
Trading securities	28,669	28,669	—	—

Total assets	$56,029	$56,029	$—	$—

Fair value of interest rate swap agreements	$386,424	$—	$386,424	$—

Total liabilities	$386,424	$—	$386,424	$—

	As of
	December 31,
	2009	Level 1	Level 2	Level 3
Available-for-sale securities	$28,025	$28,025	$—	$—
Trading securities	22,777	22,777	—	—

Total assets	$50,802	$50,802	$—	$—

Fair value of interest rate swap agreements	$316,033	$—	$316,033	$—

Total liabilities	$316,033	$—	$316,033	$—

     Available-for-sale securities and trading securities classified as Level 1 are measured using quoted market prices. The valuation of the Company’s interest rate swap agreements is determined using market valuation techniques, including discounted cash flow analysis on the expected cash flows of each agreement. This analysis reflects the contractual terms of the agreement, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The fair value of interest rate swap agreements is determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates based on observable market forward interest rate curves and the notional amount being hedged.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The Company incorporates credit valuation adjustments (“CVAs”) to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at June 30, 2010 resulted in a decrease in the fair value of the related liability of $13.9 million and an after-tax adjustment of $8.9 million to other comprehensive income.
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
     The distribution between reportable segments of the Company’s revenues and income from continuing operations before income taxes is summarized in the following tables (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Hospital operations	$3,108,525	$2,946,985	$6,201,075	$5,798,032
Corporate and all other	62,499	69,976	130,671	131,678

	$3,171,024	$3,016,961	$6,331,746	$5,929,710

Income from continuing operations before income taxes:
Hospital operations	$168,483	$149,279	$329,018	$291,036
Corporate and all other	(40,575)	(37,572)	(75,966)	(72,875)

	$127,908	$111,707	$253,052	$218,161

16. CONTINGENCIES
     The Company is a party to various legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.
     In a letter dated October 4, 2007, the Civil Division of the Department of Justice notified the Company that, as a result of an investigation into the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients, it believes the Company and three of its New Mexico hospitals have caused the State of New Mexico to submit improper claims for federal funds in violation of the Federal False Claims Act. In a letter dated January 22, 2008, the Civil Division notified the Company that based on its investigation, it has calculated that these three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million. The Civil Division also advised the Company that were it to proceed to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc. The federal government filed its complaint in intervention on June 30, 2009. The relator filed a second amended complaint on July 1, 2009. Both of these complaints expand the time period during which alleged improper payments were made. The Company filed motions to

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
dismiss all of the federal government’s and the relator’s claims on August 28, 2009. On March 19, 2010, the court granted in part and denied in part the Company’s motion to dismiss as to the relator’s complaint. On July 7, 2010, the court denied the Company’s motion to dismiss the federal government’s complaint in intervention. The Company will file its answer and pretrial discovery will begin. The Company is vigorously defending this action.
     On June 12, 2008, two of the Company’s hospitals received letters from the U.S. Attorney’s Office for the Western District of New York requesting documents in an investigation it was conducting into billing practices with respect to kyphoplasty procedures performed during the period January 1, 2002, through June 9, 2008. On September 16, 2008, one of the Company’s hospitals in South Carolina also received an inquiry. Kyphoplasty is a surgical spine procedure that returns a compromised vertebrae (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. The Company has been informed that similar investigations have been initiated at unaffiliated facilities in Alabama, South Carolina, Indiana and other states. The Company believes that this investigation is related to a qui tam settlement between the same U.S. Attorney’s office and the manufacturer and distributor of the Kyphon product, which is used in performing the kyphoplasty procedure. The Company is cooperating with the investigation by collecting and producing material responsive to the requests. The Company is continuing to evaluate and discuss this matter with the federal government.
17. SUBSEQUENT EVENTS
     Between July 1, 2010 and July 6, 2010, the Company repurchased 1,173,000 shares of the Company’s common stock at a weighted-average price of $34.00 per share under the December 9, 2009 open market repurchase program. Through July 30, 2010, the cumulative number of shares repurchased under this program is 1,529,000 shares.
     Effective July 7, 2010, one or more subsidiaries of the Company completed the acquisition of Marion Regional Healthcare System in Marion, South Carolina. This system includes Marion Regional Hospital (124 licensed beds), a full service acute care hospital, along with a related skilled nursing facility and other ancillary services. The total cash consideration paid at closing for this acquisition, including for working capital, was $25.7 million.
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
     The Company’s intercompany activity consists primarily of daily cash transfers for purposes of cash management, the allocation of certain expenses and expenditures paid for by the parent on behalf of its subsidiaries, and the push down of investment in its subsidiaries. The Company’s subsidiaries generally do not purchase services from each other; thus, the intercompany transactions do not represent revenue generating transactions. All intercompany transactions eliminate in consolidation.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     From time to time, the Company sells and/or repurchases noncontrolling interests in consolidated subsidiaries, which changes subsidiaries from guarantors to non-guarantors. Amounts for prior periods are restated to reflect the status of guarantors or non-guarantors as of June 30, 2010. Subsequent to the issuance of the supplemental condensed consolidating financial information for the year ended December 31, 2009 and the three-month period ended March 31, 2010, the Company determined that interest expense amounts had been incorrectly allocated between Issuer and Other Guarantor entities. For the Year ended December 31, 2009 and the three-month period ended March 31, 2010, reported Other Guarantors interest expense, as previously reported, was overstated by $221 million and $58 million, respectively (Issuer interest expense was understated by the same amounts), and net income, as previously reported, for Other Guarantors was understated by $136 million and $37 million, respectively. There was no impact to Issuer net income as there is an offsetting impact in equity in earnings of unconsolidated affiliates. Consequently, Issuer and Other Guarantors intercompany receivables and payables, income tax expense and equity in earnings of unconsolidated affiliates, as previously reported, were also impacted by these misstatements in lesser amounts. The information below gives effect to the correction of these matters. The combined guarantor entities’ (Parent, Issuer and Other Guarantors) financial position and results of operations were not impacted by these misstatements. The aforementioned misstatements do not impact the Company’s consolidated balance sheet, consolidated statement of income or consolidated statement of cash flows for any of the periods. Management believes the effects of these misstatements are not material to the Company’s previously issued consolidated financial statements and intends, for those prior period supplemental condensed consolidated financial information not presented as part of this footnote, to reflect corrections in future filings.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Balance Sheet
June 30, 2010

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$496,089	$52,665	$—	$548,754
Patient accounts receivable, net of allowance for doubtful accounts	—	—	949,001	732,798	—	1,681,799
Supplies	—	—	184,374	122,999	—	307,373
Deferred income taxes	78,962	—	—	—	—	78,962
Prepaid expenses and taxes	75,997	16	93,049	5,715	—	174,777
Other current assets	—	61	123,921	64,556	—	188,538

Total current assets	154,959	77	1,846,434	978,733	—	2,980,203

Intercompany receivable	1,132,042	9,237,213	1,667,408	2,193,133	(14,229,796)	—

Property and equipment, net	—	—	3,652,729	2,432,257	—	6,084,986

Goodwill	—	—	2,397,661	1,763,535	—	4,161,196

Other assets, net of accumulated amortization	—	131,106	379,347	576,593	—	1,087,046

Net investment in subsidiaries	1,338,218	5,989,305	3,537,842	—	(10,865,365)	—

Total assets	$2,625,219	$15,357,701	$13,481,421	$7,944,251	$(25,095,161)	$14,313,431

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$44,754	$17,104	$2,237	$—	$64,095
Accounts payable	—	—	363,500	151,101	—	514,601
Deferred income taxes	28,431	—	—	—	—	28,431
Accrued interest	—	147,201	146	1	—	147,348
Accrued liabilities	8,283	567	480,667	257,256	—	746,773

Total current liabilities	36,714	192,522	861,417	410,595	—	1,501,248

Long-term debt	—	8,762,448	36,538	20,176	—	8,819,162

Intercompany payable	—	4,678,091	10,514,222	6,659,258	(21,851,571)	—

Deferred income taxes	474,748	—	—	—	—	474,748

Other long-term liabilities	11,790	386,424	375,935	192,139	—	966,288

Total liabilities	523,252	14,019,485	11,788,112	7,282,168	(21,851,571)	11,761,446

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	(1,417)	389,802	—	388,385

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	965	—	1	2	(3)	965
Additional paid-in capital	1,208,782	588,354	578,998	76,958	(1,244,310)	1,208,782
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive (loss) income	(260,573)	(260,573)	(13,261)	—	273,834	(260,573)
Retained earnings	1,159,471	1,010,435	1,130,511	132,165	(2,273,111)	1,159,471

Total Community Health Systems, Inc. stockholders’ equity	2,101,967	1,338,216	1,696,249	209,125	(3,243,590)	2,101,967
Noncontrolling interests in equity of consolidated subsidiaries	—	—	(1,523)	63,156	—	61,633

Total equity	2,101,967	1,338,216	1,694,726	272,281	(3,243,590)	2,163,600

Total liabilities and equity	$2,625,219	$15,357,701	$13,481,421	$7,944,251	$(25,095,161)	$14,313,431

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Balance Sheet
December 31, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$238,973	$105,568	$—	$344,541
Patient accounts receivable, net of allowance for doubtful accounts	—	—	885,853	732,050	—	1,617,903
Supplies	—	—	179,773	122,836	—	302,609
Deferred income taxes	80,714	—	—	—	—	80,714
Prepaid expenses and taxes	45,414	114	73,508	15,853	—	134,889
Other current assets	—	26	120,230	74,083	—	194,339

Total current assets	126,128	140	1,498,337	1,050,390	—	2,674,995

Intercompany receivable	1,119,696	9,001,159	1,718,144	2,340,088	(14,179,087)	—

Property and equipment, net	—	—	3,650,950	2,481,296	—	6,132,246

Goodwill	—	—	2,348,710	1,809,217	—	4,157,927

Other assets, net of accumulated amortization	—	143,292	385,889	527,123	—	1,056,304

Net investment in subsidiaries	1,239,622	5,662,713	3,321,021	—	(10,223,356)	—

Total assets	$2,485,446	$14,807,304	$12,923,051	$8,208,114	$(24,402,443)	$14,021,472

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$43,471	$17,646	$5,353	$—	$66,470
Accounts payable	—	—	225,935	202,630	—	428,565
Deferred income taxes	28,397	—	—	—	—	28,397
Accrued interest	—	145,033	166	2	—	145,201
Accrued liabilities	8,283	567	509,904	270,409	—	789,163

Total current liabilities	36,680	189,071	753,651	478,394	—	1,457,796

Long-term debt	—	8,785,466	39,686	19,486	—	8,844,638

Intercompany payable	10,000	4,279,403	10,263,560	6,913,492	(21,466,455)	—

Deferred income taxes	475,812	—	—	—	—	475,812

Other long-term liabilities	12,319	316,033	337,345	193,255	—	858,952

Total liabilities	534,811	13,569,973	11,394,242	7,604,627	(21,466,455)	11,637,198

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	299	368,558	—	368,857

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	940	—	1	2	(3)	940
Additional paid-in capital	1,158,359	560,147	594,390	65,730	(1,220,267)	1,158,359
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive (loss) income	(221,385)	(221,385)	(19,124)	—	240,509	(221,385)
Retained earnings	1,019,399	898,569	953,500	104,158	(1,956,227)	1,019,399

Total Community Health Systems, Inc. stockholders’ equity	1,950,635	1,237,331	1,528,767	169,890	(2,935,988)	1,950,635
Noncontrolling interests in equity of consolidated subsidiaries	—	—	(257)	65,039	—	64,782

Total equity	1,950,635	1,237,331	1,528,510	234,929	(2,935,988)	2,015,417

Total liabilities and equity	$2,485,446	$14,807,304	$12,923,051	$8,208,114	$(24,402,443)	$14,021,472

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Statement of Income
Three Months Ended June 30, 2010

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$1,818,419	$1,352,605	$—	$3,171,024

Operating costs and expenses:
Salaries and benefits	—	—	681,602	586,160	—	1,267,762
Provision for bad debts	—	—	235,457	145,993	—	381,450
Supplies	—	—	247,435	191,167	—	438,602
Other operating expenses	—	—	321,002	266,825	—	587,827
Rent	—	—	31,295	31,935	—	63,230
Depreciation and amortization	—	—	88,562	64,819	—	153,381

Total operating costs and expenses	—	—	1,605,353	1,286,899	—	2,892,252

Income from operations	—	—	213,066	65,706	—	278,772

Interest expense, net	—	28,433	121,256	12,152	—	161,841
Loss (gain) from early extinguishment of debt	—	—	—	—	—	—
Equity in earnings of unconsolidated affiliates	(70,065)	(80,166)	(34,517)	—	173,771	(10,977)

Income from continuing operations before income taxes	70,065	51,733	126,327	53,554	(173,771)	127,908
Provision for (benefit from) income taxes	—	(18,332)	46,314	13,584	—	41,566

Income from continuing operations	70,065	70,065	80,013	39,970	(173,771)	86,342

Discontinued operations, net of taxes:
(Loss) income from operations of hospitals sold and hospitals held for sale	—	—	—	—	—	—
Loss on sale of hospitals, net	—	—	—	—	—	—

(Loss) income from discontinued operations	—	—	—	—	—	—

Net income	70,065	70,065	80,013	39,970	(173,771)	86,342
Less: Net income attributable to noncontrolling interests	—	—	(229)	16,506	—	16,277

Net income attributable to Community Health Systems, Inc.	$70,065	$70,065	$80,242	$23,464	$(173,771)	$70,065

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Statement of Income
Three Months Ended June 30, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$1,745,021	$1,271,940	$—	$3,016,961

Operating costs and expenses:
Salaries and benefits	—	—	673,228	528,452	—	1,201,680
Provision for bad debts	—	—	227,540	134,922	—	362,462
Supplies	—	—	239,983	179,973	—	419,956
Other operating expenses	—	—	310,765	257,048	—	567,813
Rent	—	—	30,224	30,976	—	61,200
Depreciation and amortization	—	—	84,225	58,222	—	142,447

Total operating costs and expenses	—	—	1,565,965	1,189,593	—	2,755,558

Income from operations	—	—	179,056	82,347	—	261,403

Interest expense, net	—	31,196	119,667	10,610	—	161,473
Loss (gain) from early extinguishment of debt	—	6	—	—	—	6
Equity in earnings of unconsolidated affiliates	(59,435)	(65,495)	(45,802)	—	158,949	(11,783)

Income from continuing operations before income taxes	59,435	34,293	105,191	71,737	(158,949)	111,707
Provision for (benefit from) income taxes	—	(25,142)	41,167	21,184	—	37,209

Income from continuing operations	59,435	59,435	64,024	50,553	(158,949)	74,498

Discontinued operations, net of taxes:
(Loss) income from operations of hospitals sold and hospitals held for sale	—	—	80	(588)	—	(508)
Loss on sale of hospitals, net	—	—	—	—	—	—

(Loss) income from discontinued operations	—	—	80	(588)	—	(508)

Net income	59,435	59,435	64,104	49,965	(158,949)	73,990
Less: Net income attributable to noncontrolling interests	—	—	(2,015)	16,570	—	14,555

Net income attributable to Community Health Systems, Inc.	$59,435	$59,435	$66,119	$33,395	$(158,949)	$59,435

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Statement of Income
Six Months Ended June 30, 2010

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$3,648,321	$2,683,425	$—	$6,331,746

Operating costs and expenses:
Salaries and benefits	—	—	1,377,877	1,172,716	—	2,550,593
Provision for bad debts	—	—	469,863	289,661	—	759,524
Supplies	—	—	492,150	376,904	—	869,054
Other operating expenses	—	—	637,171	534,909	—	1,172,080
Rent	—	—	63,164	64,487	—	127,651
Depreciation and amortization	—	—	175,045	126,015	—	301,060

Total operating costs and expenses	—	—	3,215,270	2,564,692	—	5,779,962

Income from operations	—	—	433,051	118,733	—	551,784

Interest expense, net	—	57,447	240,332	24,518	—	322,297
Loss (gain) from early extinguishment of debt	—	—	—	—	—	—
Equity in earnings of unconsolidated affiliates	(140,072)	(162,280)	(62,139)	—	340,926	(23,565)

Income from continuing operations before income taxes	140,072	104,833	254,858	94,215	(340,926)	253,052
Provision for (benefit from) income taxes	—	(35,239)	94,107	22,846	—	81,714

Income from continuing operations	140,072	140,072	160,751	71,369	(340,926)	171,338

Discontinued operations, net of taxes:
(Loss) income from operations of hospitals sold and hospitals held for sale	—	—	—	—	—	—
Loss on sale of hospitals, net	—	—	—	—	—	—

(Loss) income from discontinued operations	—	—	—	—	—	—

Net income	140,072	140,072	160,751	71,369	(340,926)	171,338
Less: Net income attributable to noncontrolling interests	—	—	(868)	32,134	—	31,266

Net income attributable to Community Health Systems, Inc.	$140,072	$140,072	$161,619	$39,235	$(340,926)	$140,072

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Statement of Income
Six Months Ended June 30, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$3,411,055	$2,518,655	$—	$5,929,710

Operating costs and expenses:
Salaries and benefits	—	—	1,319,912	1,055,208	—	2,375,120
Provision for bad debts	—	—	442,385	257,845	—	700,230
Supplies	—	—	466,726	358,867	—	825,593
Other operating expenses	—	—	597,176	515,614	—	1,112,790
Rent	—	—	59,935	61,593	—	121,528
Depreciation and amortization	—	—	164,092	113,916	—	278,008

Total operating costs and expenses	—	—	3,050,226	2,363,043	—	5,413,269

Income from operations	—	—	360,829	155,612	—	516,441

Interest expense, net	—	49,113	253,329	22,944	—	325,386
Loss (gain) from early extinguishment of debt	—	(2,406)	—	—	—	(2,406)
Equity in earnings of unconsolidated affiliates	(118,350)	(121,925)	(90,389)	—	305,964	(24,700)

Income from continuing operations before income taxes	118,350	75,218	197,889	132,668	(305,964)	218,161
Provision for (benefit from) income taxes	—	(43,132)	77,037	38,938	—	72,843

Income from continuing operations	118,350	118,350	120,852	93,730	(305,964)	145,318

Discontinued operations, net of taxes:
(Loss) income from operations of hospitals sold and hospitals held for sale	—	—	(218)	2,195	—	1,977
Loss on sale of hospitals, net	—	—	—	(405)	—	(405)

(Loss) income from discontinued operations	—	—	(218)	1,790	—	1,572

Net income	118,350	118,350	120,634	95,520	(305,964)	146,890
Less: Net income attributable to noncontrolling interests	—	—	(2,728)	31,268	—	28,540

Net income attributable to Community Health Systems, Inc.	$118,350	$118,350	$123,362	$64,252	$(305,964)	$118,350

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(99,547)	$(43,029)	$535,355	$149,013	$—	$541,792

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(389)	(2,024)	—	(2,413)
Purchases of property and equipment	—	—	(162,495)	(101,429)	—	(263,924)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	2,151	156	—	2,307
Increase in other non-operating assets	—	—	(38,566)	(25,692)	—	(64,258)

Net cash used in investing activities	—	—	(199,299)	(128,989)	—	(328,288)

Cash flows from financing activities:
Proceeds from exercise of stock options	53,615	—	—	—	—	53,615
Excess tax benefit (income tax payable increase) relating to stock-based compensation	10,104	—	—	—	—	10,104
Deferred financing costs	—	—	—	—	—	—
Stock buy-back	(12,242)	—	—	—	—	(12,242)
Proceeds from noncontrolling investors in joint ventures	—	—	—	5,155	—	5,155
Redemption of noncontrolling investments in joint ventures	—	—	—	(2,395)	—	(2,395)
Distributions to noncontrolling investors in joint ventures	—	—	—	(29,371)	—	(29,371)
Changes in intercompany balances with affiliates, net	48,070	64,765	(68,944)	(43,891)	—	—
Borrowings under credit agreement	—	—	—	—	—	—
Repayments of long-term indebtedness	—	(21,736)	(9,996)	(2,425)	—	(34,157)

Net cash (used in) provided by financing activities	99,547	43,029	(78,940)	(72,927)	—	(9,291)

Net change in cash and cash equivalents	—	—	257,116	(52,903)	—	204,213
Cash and cash equivalents at beginning of period	—	—	238,973	105,568	—	344,541

Cash and cash equivalents at end of period	$—	$—	$496,089	$52,665	$—	$548,754

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(1,269)	$(11,605)	$366,002	$191,279	$—	$544,407

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(198,395)	(12,509)	—	(210,904)
Purchases of property and equipment	—	—	(195,789)	(71,486)	—	(267,275)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	89,909	—	89,909
Proceeds from sale of property and equipment	—	—	102	253	—	355
Increase in other non-operating assets	—	(18,381)	(47,437)	(8,688)	—	(74,506)

Net cash used in investing activities	—	(18,381)	(441,519)	(2,521)	—	(462,421)

Cash flows from financing activities:
Proceeds from exercise of stock options	3,445	—	—	—	—	3,445
Excess tax benefit (income tax payable increase) relating to stock-based compensation	(3,389)	—	—	—	—	(3,389)
Deferred financing costs	—	(207)	—	—	—	(207)
Stock buy-back	—	—	—	—	—	—
Proceeds from noncontrolling investors in joint ventures	—	—	—	26,314	—	26,314
Redemption of noncontrolling investments in joint ventures	—	—	—	(1,631)	—	(1,631)
Distributions to noncontrolling investors in joint ventures	—	—	—	(22,166)	—	(22,166)
Changes in intercompany balances with affiliates, net	1,213	61,381	92,292	(154,886)	—	—
Borrowings under credit agreement	—	200,000	—	—	—	200,000
Repayments of long-term indebtedness	—	(231,188)	(887)	(4,107)	—	(236,182)

Net cash (used in) provided by financing activities	1,269	29,986	91,405	(156,476)	—	(33,816)

Net change in cash and cash equivalents	—	—	15,888	32,282	—	48,170
Cash and cash equivalents at beginning of period	—	—	156,892	63,763	—	220,655

Cash and cash equivalents at end of period	$—	$—	$172,780	$96,045	$—	$268,825

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
Executive Overview
     We are the largest publicly-traded operator of hospitals in the United States in terms of number of facilities and net operating revenues. We provide healthcare services through these hospitals that we own and operate in non-urban and selected urban markets. We generate revenue primarily by providing a broad range of general hospital healthcare services to patients in the communities in which we are located. We currently own and operate 123 general acute care hospitals, which includes the hospital acquired on July 7, 2010. In addition, we own and operate home care agencies, located primarily in markets where we also operate a hospital, and through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services.
     Our net operating revenues for the three months ended June 30, 2010 increased to approximately $3.2 billion, as compared to approximately $3.0 billion for the three months ended June 30, 2009. Income from continuing operations, before noncontrolling interests, for the three months ended June 30, 2010 increased 15.9% over the three months ended June 30, 2009. This increase in income from continuing operations during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, is due primarily to the execution of our revenue growth initiatives at those hospitals owned throughout both periods, general rate and reimbursement increases and our effective management of operating expenses. Our successful physician recruiting efforts have also been a key driver in the execution of our operating strategies. Total inpatient admissions for the three months ended June 30, 2010 decreased 1.4%, compared to the three months ended June 30, 2009, and adjusted admissions for the three months ended June 30, 2010 increased 0.6%, compared to the three months ended June 30, 2009.
     Our net operating revenues for the six months ended June 30, 2010 increased to approximately $6.3 billion, as compared to approximately $5.9 billion for the six months ended June 30, 2009. Income from continuing operations, before noncontrolling interests, for the six months ended June 30, 2010 increased 17.9% over the six months ended June 30, 2009. This increase in income from continuing operations during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, is due primarily to the growth in revenues from the execution of our revenue growth initiatives at those hospitals owned throughout both periods as well as recently acquired hospitals, general rate and reimbursement increases and our effective management of operating expenses. Our successful physician recruiting efforts have also been a key driver in the execution of our operating strategies. Total inpatient admissions for the six months ended June 30, 2010 increased 0.8%, compared to the six months ended June 30, 2009, and adjusted admissions for the six months ended June 30, 2010 increased 2.6%, compared to the six months ended June 30, 2009. This increase in inpatient and adjusted admissions was due primarily to acquisitions during the past twelve months.
     Self-pay revenues represented approximately 11.5% and 10.8% of our net operating revenues for the three months ended June 30, 2010 and 2009, respectively, and 11.5% and 11.2% of our net operating revenues for the six months ended June 30, 2010 and 2009, respectively. The value of charity care services relative to total net operating revenues was approximately 4.2% and 3.9% for the three months ended June 30, 2010 and 2009, respectively, and approximately 4.1% and 3.8% for the six months ended June 30, 2010 and 2009, respectively.
     The Patient Protection and Affordable Care Act, or PPACA, was signed into law on March 23, 2010. In addition, the Health Care and Education Affordability Reconciliation Act of 2010, or Reconciliation Act, which contains a number of amendments to PPACA, was signed into law on March 30, 2010. These healthcare acts, referred to collectively as the Reform Legislation, will ultimately increase the number of persons with access to health insurance in the United States by requiring substantially all U.S. citizens to maintain medical insurance coverage. The Reform Legislation should result in a reduction in uninsured patients, which should reduce our expense from uncollectible accounts receivable; however, this legislation makes a number of other changes to Medicare and Medicaid, such as reductions to the Medicare annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the Medicare market basket update beginning October 1, 2011, and a reduction to the Medicare and Medicaid disproportionate share payments, that could adversely impact the reimbursement received under these programs. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement are scheduled to take effect over a number of years, and we cannot predict their impact at this time. Other provisions of the Reform Legislation, such as requirements related to employee health insurance coverage, should increase our operating costs.
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
     In a number of markets, we have partnered with local physicians in the ownership of our facilities. Such investments have been permitted under an exception to the physician self-referral law, or Stark Law, that allows physicians to invest in an entire hospital (as opposed to individual hospital departments). The Reform Legislation changes the “whole hospital” exception to the Stark Law. The Reform Legislation permits existing physician investments in a whole hospital to continue under a “grandfather” clause if the arrangement satisfies certain requirements and restrictions, but physicians are prohibited, effective immediately, from increasing the aggregate percentage of their ownership in the hospital. The Reform Legislation also restricts the ability of existing physician-owned hospitals to expand the capacity of their facilities. Physician investments in hospitals that are under development are protected by the grandfather clause only if the physician investments have been made and the hospital has a Medicare provider agreement as of a specific date. Ambiguities in the Reform Legislation created uncertainty regarding the precise cut-off date for satisfying the grandfathering provision. However, recently proposed regulations clarify the manner in which the Centers for Medicare and Medicaid Services, or CMS, intends to interpret the law. We are monitoring developments in this area.
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
Sources of Consolidated Net Operating Revenues
     The following table presents the approximate percentages of net operating revenues derived from Medicare, Medicaid, managed care, self-pay and other sources for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that hospital acquisitions have had on these statistics.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Medicare	27.4%	27.2%	27.5%	27.5%
Medicaid	10.8%	9.2%	10.5%	8.8%
Managed Care and other third party payors	50.3%	52.8%	50.5%	52.5%
Self-pay	11.5%	10.8%	11.5%	11.2%

Total	100.0%	100.0%	100.0%	100.0%

     As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third party payors is net operating revenues from insurance companies with which we have insurance provider contracts, Medicare Managed Care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers, and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect revenues received from the Medicare and Medicaid programs to increase due to the general aging of the population. In addition, the Reform Legislation will increase the number of insured patients which should reduce revenues from self-pay patients and reduce the provision for bad debts. The Reform Legislation, however, imposes significant reductions in amounts the government pays Medicare Managed Care plans. Other provisions in the Reform Legislation impose minimum medical-loss ratios and require insurers to meet specific benefit requirements. In addition, specified managed care programs, insurance companies, and employers are actively negotiating the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our net operating revenue growth. There can be no assurance that we will retain our existing reimbursement arrangements or that these third party payors will not attempt to further reduce the rates they pay for our services.
     Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month and six-month periods ended June 30, 2010 and 2009.
     The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On April 19, 2010, CMS proposed to adjust this index by 2.4% for hospital inpatient acute care services that are reimbursed under the prospective payment system. The proposed rule also makes other payment adjustments that would, if adopted in the final rule-making process, coupled with the Reform Legislation’s 0.25% reductions to hospital inpatient rates implemented by the Reform Legislation referred to below, will yield a net 0.9% reduction in reimbursement for hospital inpatient acute care services beginning October 1, 2010. The Reform Legislation implemented a 0.25% reduction to hospital inpatient rates effective April 1, 2010 and 0.25% reductions to hospital outpatient rates effective January 1, 2010 and January 1, 2011. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues.
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

     The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Expressed as a percentage of net operating revenues)
Consolidated
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(86.3)	(86.6)	(86.6)	(86.6)
Depreciation and amortization	(4.9)	(4.7)	(4.7)	(4.7)

Income from operations	8.8	8.7	8.7	8.7
Interest expense, net	(5.1)	(5.4)	(5.1)	(5.4)
Loss (gain) from early extinguishment of debt	—	—	—	—
Equity in earnings of unconsolidated affiliates	0.3	0.4	0.4	0.4

Income from continuing operations before income taxes	4.0	3.7	4.0	3.7
Provision for income taxes	(1.3)	(1.2)	(1.3)	(1.2)

Income from continuing operations	2.7	2.5	2.7	2.5
Income from discontinued operations, net of taxes	—	—	—	—

Net income	2.7	2.5	2.7	2.5
Less: Net income attributable to noncontrolling interests	(0.5)	(0.5)	(0.5)	(0.5)

Net income attributable to Community Health Systems, Inc.	2.2%	2.0%	2.2%	2.0%

	Three Months Ended	Six Months Ended
	June 30, 2010	June 30, 2010
Percentage increase (decrease) from same period prior year:
Net operating revenues	5.1%	6.8%
Admissions	(1.4)	0.8
Adjusted admissions (b)	0.6	2.6
Average length of stay	—	—
Net income attributable to Community
Health Systems, Inc. (c)	17.9	18.4
Same-store percentage increase (decrease) from same period prior year (d):
Net operating revenues	3.2%	3.5%
Admissions	(2.5)	(1.8)
Adjusted admissions (b)	(0.9)	(0.4)

(a)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses.

(b)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(c)	Includes income or loss from discontinued operations, if any.

(d)	Includes acquired hospitals to the extent we operated them in both years.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Net operating revenues increased $154.1 million to approximately $3.2 billion for the three months ended June 30, 2010, from approximately $3.0 billion for the three months ended June 30, 2009. Growth from hospitals owned throughout both periods contributed $98.0 million of that increase and hospitals acquired in 2009 contributed $56.1 million. On a same-store basis, net operating revenues increased 3.2%. The increased net operating revenues contributed by hospitals that we owned throughout both periods were primarily attributable to general rate and reimbursement increases.
     On a consolidated basis, inpatient admissions decreased by 1.4% and adjusted admissions increased by 0.6%. On a same-store basis, inpatient admissions decreased by 2.5% during the three months ended June 30, 2010. This decrease in inpatient admissions was due primarily to lower birth rates experienced during the economic downturn resulting in a reduction in obstetric-related admissions, the impact of closing certain unprofitable services and a reduction in flu and respiratory admissions during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009.
     Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, decreased 0.3% to 86.3% for the three months ended June 30, 2010, compared to 86.6% for the three months ended June 30, 2009. Salaries and benefits, as a percentage of net operating revenues, increased 0.2% to 40.0% for the three months ended June 30, 2010, compared to 39.8% for the three months ended June 30, 2009. This increase primarily relates to the 2009 acquisition of a healthcare system in Wilkes-Barre, Pennsylvania and our consolidation of Rockwood Clinic, P.S., or Rockwood, effective December 31, 2009, which offset efficiencies gained since the prior year in our hospitals owned throughout both periods. Provision for bad debts, as a percentage of net operating revenues, remained consistent at 12.0% for each of the three-month periods ended June 30, 2010 and 2009. Supplies, as a percentage of net operating revenues, decreased 0.1% to 13.8% for the three months ended June 30, 2010, as compared to 13.9% for the three months ended June 30, 2009. Rent and other operating expenses, as a percentage of net operating revenues, decreased 0.4% to 20.5% for the three months ended June 30, 2010, as compared to 20.9% for the three months ended June 30, 2009. This decrease is due primarily to reductions in contract labor offset by an increase in provider taxes from states with new indigent care reimbursement programs. Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased 0.1% to 0.3% for the three months ended June 30, 2010, compared to 0.4% for the three months ended June 30, 2009.
     Depreciation and amortization, as a percentage of net operating revenues, increased 0.2% to 4.9% for the three months ended June 30, 2010, compared to 4.7% for the three months ended June 30, 2009. This increase in depreciation and amortization primarily relates to the 2009 acquisition of a healthcare system in Wilkes-Barre, Pennsylvania and our consolidation of Rockwood effective December 31, 2009.
     Interest expense, net, increased by $0.3 million from $161.5 million for the three months ended June 30, 2009 to $161.8 million for the three months ended June 30, 2010. An increase in interest rates during the three months ended June 30, 2010, compared to June 30, 2009, resulted in an increase in interest expense of $0.9 million. Additionally, interest expense increased by $1.3 million as a result of less interest being capitalized during the three months ended June 30, 2010, as compared to the three months ended June 30, 2009, as the current year period had fewer major construction projects. These increases were offset by a decrease in interest expense of $1.9 million due to a decrease in our average outstanding debt during the three months ended June 30, 2010, compared to June 30, 2009.
     The net of the above mentioned changes resulted in income from continuing operations before income taxes increasing $16.2 million from $111.7 million for the three months ended June 30, 2009 to $127.9 million for the three months ended June 30, 2010.
     Provision for income taxes increased from $37.2 million for the three months ended June 30, 2009 to $41.6 million for the three months ended June 30, 2010, due primarily to an increase in income from continuing operations before income taxes in the comparable period in 2009, as discussed above. Our effective tax rates were 32.5% and 33.3% for the three months ended June 30, 2010 and 2009, respectively. The decrease in our effective tax rate is primarily the result of a decrease in our effective state tax rate.
     Each of income from continuing operations and net income, as a percentage of net operating revenues, increased from 2.5% for the three months ended June 30, 2009 to 2.7% for the three months ended June 30, 2010. The increase in both income from continuing operations and net income, as a percentage of net operating revenues, is primarily a result of the 0.3% decrease of our interest expense as a percentage of net operating revenues.
     Net income attributable to noncontrolling interests as a percentage of net operating revenues remained consistent at 0.5% for each of the three-month periods ended June 30, 2010 and 2009.

     Net income attributable to Community Health Systems, Inc. was $70.1 million for the three months ended June 30, 2010, compared to $59.4 million for the three months ended June 30, 2009, representing an increase of 17.9%. The increase in net income is reflective of the impact of the revenue growth and reduction in operating expenses discussed above.
Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Net operating revenues increased $402.0 million to approximately $6.3 billion for the six months ended June 30, 2010, from approximately $5.9 billion for the six months ended June 30, 2009. Growth from hospitals owned throughout both periods contributed $206.8 million of that increase and hospitals acquired in 2009 contributed $195.2 million. On a same-store basis, net operating revenues increased 3.5%. The increased net operating revenues contributed by hospitals that we owned throughout both periods were primarily attributable to general rate and reimbursement increases.
     On a consolidated basis, inpatient admissions increased by 0.8% and adjusted admissions increased by 2.6%. On a same-store basis, inpatient admissions decreased by 1.8% during the six months ended June 30, 2010. This decrease in inpatient admissions was due primarily to inclement weather in certain of our markets, lower birth rates experienced during the economic downturn resulting in a reduction in obstetric-related admissions, the impact of closing certain unprofitable services and a reduction in flu and respiratory admissions during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009.
     Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, remained consistent at 86.6% for each of the six-month periods ended June 30, 2010 and 2009. Salaries and benefits, as a percentage of net operating revenues, increased 0.2% to 40.3% for the six months ended June 30, 2010, compared to 40.1% for the six months ended June 30, 2009. This increase primarily relates to the 2009 acquisition of a healthcare system in Wilkes-Barre, Pennsylvania and our consolidation of Rockwood effective December 31, 2009, which offset efficiencies gained since the prior year in our hospitals owned throughout both periods. Provision for bad debts, as a percentage of net operating revenues, increased 0.2% to 12.0% for the six months ended June 30, 2010, compared to 11.8% for the six months ended June 30, 2009. This increase is primarily attributable to the impact of the current economic conditions on individuals’ ability to pay. Supplies, as a percentage of net operating revenues, decreased 0.2% to 13.7% for the six months ended June 30, 2010, as compared to 13.9% for the six months ended June 30, 2009. Rent and other operating expenses, as a percentage of net operating revenues, decreased 0.2% to 20.6% for the six months ended June 30, 2010, as compared to 20.8% for the six months ended June 30, 2009. This decrease is due primarily to reductions in contract labor offset by an increase in provider taxes from states with new indigent care reimbursement programs. Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.4% for each of the six-month periods ended June 30, 2010 and 2009.
     Depreciation and amortization, as a percentage of net operating revenues, remained consistent at 4.7% for each of the six-month periods ended June 30, 2010 and 2009.
     Interest expense, net, decreased by $3.1 million from $325.4 million for the six months ended June 30, 2009 to $322.3 million for the six months ended June 30, 2010. A decrease in our average outstanding debt during the six months ended June 30, 2010, compared to June 30, 2009, resulted in a decrease in interest expense of $5.2 million. A decrease in interest rates during the six months ended June 30, 2010, compared to June 30, 2009, resulted in a decrease in interest expense of $0.6 million. As an offset to these decreases, interest expense increased by $2.7 million as a result of less interest being capitalized during the six months ended June 30, 2010, as compared to the six months ended June 30, 2009, as the current year period had fewer major construction projects.
     The net of the above mentioned changes resulted in income from continuing operations before income taxes increasing $34.9 million from $218.2 million for the six months ended June 30, 2009 to $253.1 million for the six months ended June 30, 2010.
     Provision for income taxes increased from $72.8 million for the six months ended June 30, 2009 to $81.7 million for the six months ended June 30, 2010, due primarily to an increase in income from continuing operations before income taxes in the comparable period in 2009, as discussed above. Our effective tax rates were 32.3% and 33.4% for the six months ended June 30, 2010 and 2009, respectively. The decrease in our effective tax rate is primarily the result of a decrease in our effective state tax rate.
     Each of income from continuing operations and net income, as a percentage of net operating revenues, increased from 2.5% for the six months ended June 30, 2009 to 2.7% for the six months ended June 30, 2010. The increase in both income from continuing operations and net income, as a percentage of net operating revenues, is primarily a result of the 0.3% decrease of our interest expense as a percentage of net operating revenues.

     Net income attributable to noncontrolling interests as a percentage of net operating revenues remained consistent at 0.5% for each of the six-month periods ended June 30, 2010 and 2009.
     Net income attributable to Community Health Systems, Inc. was $140.1 million for the six months ended June 30, 2010, compared to $118.4 million for the six months ended June 30, 2009, representing an increase of 18.4%. The increase in net income is reflective of the impact of the revenue growth and decrease in interest expense discussed above.
Liquidity and Capital Resources
     Net cash provided by operating activities decreased $2.6 million, from $544.4 million for the six months ended June 30, 2009 to $541.8 million for the six months ended June 30, 2010. The decrease in cash flows, in comparison to the prior year period, is primarily from a decrease in cash flow from the change in accounts receivable of $72.8 million, decrease in cash flow from the change in supplies, prepaid expenses and other current assets of $6.3 million, decreases in cash flow from other assets and liabilities of $0.9 million and a decrease in other non-cash expenses of $11.8 million. These decreases were offset by an increase in net income of $24.4 million, an increase in depreciation and amortization expense, a non-cash expense, of $22.7 million, and an increase in cash flow from the change in accounts payable, accrued liabilities and income taxes of $42.1 million. The cash flow generated from the increase in accounts payable, accrued liabilities and income taxes is primarily the result of the timing of payments.
     The cash used in investing activities was $328.3 million for the six months ended June 30, 2010, compared to $462.4 million for the six months ended June 30, 2009. The cash used in investing activities during the six months ended June 30, 2009 was offset by proceeds received from the sale of a hospital of $89.9 million. Other changes in cash used in investing activities were a decrease in cash used for acquisition of facilities and other related equipment of $208.5 million, a reduction in cash used for purchasing property and equipment of $3.4 million, a decrease in cash used for other non-operating assets of $10.2 million and an increase in proceeds received from the sale of property and equipment of $1.9 million.
     The cash used in financing activities was $9.3 million for the six months ended June 30, 2010, compared to $33.8 million for the six months ended June 30, 2009. This change is primarily due to a decrease in borrowing under our Credit Facility and a decrease in repayments of long-term indebtedness.
Capital Expenditures
     Cash expenditures related to purchases of facilities were $2.4 million for the six months ended June 30, 2010, compared to $210.9 million for the six months ended June 30, 2009. The expenditures during the six months ended June 30, 2010 were for the purchase of non-hospital facilities and the settlement of working capital items from a prior year acquisition, and no hospitals were acquired during this period. The expenditures during the six months ended June 30, 2009 included the purchase of a hospital in Siloam Springs, Arkansas, the purchase of a healthcare system in Wilkes-Barre, Pennsylvania, the purchase of the remaining equity in a hospital in El Dorado, Arkansas in which we previously had a noncontrolling interest, the purchase of surgery centers and physician practices, and the settlement of working capital items from a 2008 acquisition.
     Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the six months ended June 30, 2010 totaled $260.4 million, compared to $265.6 million for the six months ended June 30, 2009. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals for the six months ended June 30, 2010 totaled $3.5 million, compared to $1.7 million for the six months ended June 30, 2009. The costs to construct replacement hospitals for the six months ended June 30, 2010 and 2009 represented planning costs for future construction projects since there were no replacement hospitals under construction.
     Pursuant to hospital purchase agreements in effect as of June 30, 2010, where required certificate of need approval has been obtained, we are required to build replacement facilities in Valparaiso, Indiana by April 2011 and in Siloam Springs, Arkansas by February 2013. Due to delays in receiving government approved building and zoning permits, the replacement facility in Valparaiso, Indiana is not expected to be completed until the fourth quarter of 2012. Also as required by an amendment to a lease agreement entered into in 2005, we planned to build a replacement facility at Barstow Community Hospital in Barstow, California. Estimated construction costs, including equipment costs, are approximately $318.5 million for these three replacement facilities. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site for a potential replacement to our existing Birmingham facility. The new site includes a partially constructed hospital structure. This project is subject to the approval of a certificate of need, which we expect to receive by 2011. Upon receiving the certificate of need, and after resolution of any legal issues, we will complete our assessment of the costs to complete construction of the unfinished facility and relocate the existing Birmingham facility to the new site.
Capital Resources
     Net working capital was approximately $1.5 billion at June 30, 2010, compared to approximately $1.2 billion at December 31, 2009. The $261.8 million increase was primarily attributable to an increase in cash as a result of cash flows from operations.
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
     As of June 30, 2010, the availability for additional borrowings under our Credit Facility was approximately $750 million pursuant to the revolving credit facility, of which $92.9 million was set aside for outstanding letters of credit.
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
     As of June 30, 2010, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 89% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month London Inter-Bank Offer Rate, or LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans under the Credit Facility.

	Notional
	Amount	Fixed Interest	Termination	Fair Value
Swap #	(in 000’s)	Rate	Date	(in 000’s)
1	$200,000	2.8800%	September 17, 2010	$(1,444)
2	100,000	4.9360%	October 4, 2010	(1,557)
3	100,000	4.7090%	January 24, 2011	(2,606)
4	300,000	5.1140%	August 8, 2011	(14,295)
5	100,000	4.7185%	August 19, 2011	(4,407)
6	100,000	4.7040%	August 19, 2011	(4,389)
7	100,000	4.6250%	August 19, 2011	(4,293)
8	200,000	4.9300%	August 30, 2011	(9,566)
9	200,000	3.0920%	September 18, 2011	(5,215)
10	100,000	3.0230%	October 23, 2011	(2,721)
11	200,000	4.4815%	October 26, 2011	(9,552)
12	200,000	4.0840%	December 3, 2011	(9,139)
13	100,000	3.8470%	January 4, 2012	(4,457)
14	100,000	3.8510%	January 4, 2012	(4,463)
15	100,000	3.8560%	January 4, 2012	(4,471)
16	200,000	3.7260%	January 8, 2012	(8,609)
17	200,000	3.5065%	January 16, 2012	(8,024)
18	250,000	5.0185%	May 30, 2012	(19,986)
19	150,000	5.0250%	May 30, 2012	(12,027)
20	200,000	4.6845%	September 11, 2012	(16,477)
21	100,000	3.3520%	October 23, 2012	(5,420)
22	125,000	4.3745%	November 23, 2012	(6,030)
23	75,000	4.3800%	November 23, 2012	(9,787)
24	150,000	5.0200%	November 30, 2012	(14,482)
25	200,000	2.2420%	February 28, 2013	(4,707	) (1)
26	100,000	5.0230%	May 30, 2013	(10,969)
27	300,000	5.2420%	August 6, 2013	(36,371)
28	100,000	5.0380%	August 30, 2013	(11,636)
29	50,000	3.5860%	October 23, 2013	(3,597)
30	50,000	3.5240%	October 23, 2013	(3,495)
31	100,000	5.0500%	November 30, 2013	(12,225)
32	200,000	2.0700%	December 19, 2013	(4,188)
33	100,000	5.2310%	July 25, 2014	(14,161)
34	100,000	5.2310%	July 25, 2014	(14,161)
35	200,000	5.1600%	July 25, 2014	(27,758)
36	75,000	5.0405%	July 25, 2014	(10,053)
37	125,000	5.0215%	July 25, 2014	(16,661)
38	100,000	2.6210%	July 25, 2014	(3,779)
39	100,000	3.1100%	July 25, 2014	(4,694	) (2)
40	100,000	3.2580%	July 25, 2014	(4,830	) (3)
41	200,000	2.6930%	October 26, 2014	(3,384	) (4)
42	300,000	3.4470%	August 8, 2016	(11,902	) (5)
43	200,000	3.4285%	August 19, 2016	(7,595	) (6)
44	100,000	3.4010%	August 19, 2016	(3,670	) (7)
45	200,000	3.5000%	August 30, 2016	(8,088	) (8)
46	100,000	3.0050%	November 30, 2016	(3,889)

(1)	This interest rate swap becomes effective September 17, 2010, concurrent with the termination of swap #1.

(2)	This interest rate swap becomes effective October 4, 2010, concurrent with the termination of swap #2.

(3)	This interest rate swap becomes effective January 24, 2011, concurrent with the termination of swap #3.

(4)	This interest rate swap becomes effective October 26, 2011, concurrent with the termination of swap #11.

(5)	This interest rate swap becomes effective August 8, 2011, concurrent with the termination of swap #4.

(6)	This interest rate swap becomes effective August 19, 2011, concurrent with the termination of swap #5 and #7.

(7)	This interest rate swap becomes effective August 19, 2011, concurrent with the termination of swap #6.

(8)	This interest rate swap becomes effective August 30, 2011, concurrent with the termination of swap #8.
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
     We believe that internally generated cash, availability for additional borrowings under our Credit Facility of $750 million (consisting of a $750 million revolving credit facility, of which $92.9 million is set aside for outstanding letters of credit as of June 30, 2010) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $600 million, our ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations), and our continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash, borrowings under our Credit Facility, as well as access to bank credit and capital markets, will be available to us beyond the next 12 months and into the foreseeable future.
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
The ratio of earnings to fixed charges for the six months ended June 30, 2010 is as follows:

Six Months
Ended
June 30, 2010
Ratio of earnings to fixed charges(1)	1.65x

(1)	There are no shares of preferred stock outstanding.
Off-balance Sheet Arrangements
     Our consolidated operating results for the six months ended June 30, 2010 and 2009, included $144.6 million and $143.3 million, respectively, of net operating revenues and $8.9 million and $10.6 million, respectively, of income from operations generated from six hospitals operated by us under operating lease arrangements. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the respective assets and the future lease obligations under these arrangements are not recorded on our condensed consolidated balance sheet. Lease costs under these arrangements are included in rent expense and totaled approximately $7.7 million for the six months ended June 30, 2010, compared to $8.3 million for the six months ended June 30, 2009. The current terms of these operating leases expire between June 2012 and December 2020, not including lease extension options. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.
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
Noncontrolling Interests
     We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of June 30, 2010, we have hospitals in 25 of the markets we serve with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also has a non-profit entity as a partner. In addition, we own three other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $388.4 million and $368.9 million as of June 30, 2010 and December 31, 2009, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $61.6 million and $64.8 million as of June 30, 2010 and December 31, 2009, respectively, and the amount of net income attributable to noncontrolling interests was $16.3 million and $14.6 million for the three months ended June 30, 2010 and 2009, respectively, and $31.3 million and $28.5 million for the six months ended June 30, 2010 and 2009, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we will not introduce physician ownership at any of our wholly-owned facilities or increase the aggregate percentage of physician ownership in any of our existing joint ventures.
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
Third Party Reimbursement
     Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% from our estimated reimbursement percentage, net income for the six months ended June 30, 2010 would have changed by approximately $26.4 million, and net accounts receivable would have changed by $43.0 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month and six-month periods ended June 30, 2010 and 2009.
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
     We estimate the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and, if present, anticipated changes in trends. For all other non-self-pay payer categories, we reserve 100% of all accounts aging over 365 days from the date of discharge. The percentage used to reserve for all self-pay accounts is based on our collection history. We believe that we collect substantially all of our third-party insured receivables, which include receivables from governmental agencies.
     Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% from our estimated collection percentage as a result of a change in expected recoveries, net income for the six months ended June 30, 2010 would have changed by $15.2 million, and net accounts receivable would have changed by $24.7 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, and the impact of recent acquisitions and dispositions.
     Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $1.9 billion at each of June 30, 2010 and December 31, 2009, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.
     All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.
     Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.
     Days revenue outstanding was 48 days at each of June 30, 2010 and December 31, 2009. Our target range for days revenue outstanding is 46 to 56 days.
     Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $6.5 billion and $6.1 billion as of June 30, 2010 and December 31, 2009, respectively.
     The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor category is as follows:

	As of
	June 30,	December 31,
	2010	2009
Insured receivables	62.8%	62.4%
Self-pay receivables	37.2%	37.6%

Total	100.0%	100.0%

     For the hospital segment, the combined total of the allowance for doubtful accounts and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 83% at June 30, 2010 and 82% at December 31, 2009. If the receivables that have been written-off but where collections are still being pursued by outside collection agencies were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 90% at each of June 30, 2010 and December 31, 2009.
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
     Based on these analyses we determine our estimate of the professional liability claims. The determination of management’s estimate, including the preparation of the reserve analysis that supports such estimate, involves subjective judgment of management. Changes in reserving data or the trends and factors that influence reserving data may signal fundamental shifts in our future claim development patterns or may simply reflect single-period anomalies. Even if a change reflects a fundamental shift, the full extent of the change may not become evident until years later. Moreover, since our methods and models use different types of data and we select our liability from the results of all of these methods, we typically cannot quantify the precise impact of such factors on our estimates of the liability. Due to our standardized and consistent processes for handling claims and the long history and depth of our company-specific data, our methodologies have produced reliably determinable estimates of ultimate paid losses.
     We are primarily self-insured for these claims; however, we obtain excess insurance that transfers the risk of loss to a third-party insurer for claims in excess of our self-insured retentions. Our excess insurance is underwritten on a claims-made basis. For claims reported prior to June 1, 2002, substantially all of our professional and general liability risks were subject to a $0.5 million per occurrence self-insured retention and for claims reported from June 1, 2002 through June 1, 2003, these self-insured retentions were $2.0 million per occurrence. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially all claims reported on or after June 1, 2005 are self-insured up to $5 million per claim. Management, on occasion, has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers us for liabilities in excess of the self-insured retentions. The excess coverage consists of multiple layers of insurance, the sum of which totals up to $95 million per occurrence and in the aggregate for claims reported on or after June 1, 2003 and up to $145 million per occurrence and in the aggregate for claims incurred and reported after January 1, 2008. For certain policy years, if the first aggregate layer of excess coverage becomes fully utilized, then the self-insured retention could increase to $10 million per claim for any subsequent claims in that policy year until our total aggregate coverage is met.
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
     There have been no significant changes in our estimate of the reserve for professional liability claims during the three and six months ended June 30, 2010.
Income Taxes
     We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these deferred tax assets, subject to the valuation allowance we have established.
     The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $9.1 million as of June 30, 2010. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income as income tax expense. During the six months ended June 30, 2010, we decreased interest and penalties by approximately $0.3 million. A total of approximately $1.7 million of interest and penalties is included in the amount of liability for uncertain tax positions at June 30, 2010.
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

     Prior to January 1, 2009, income attributable to noncontrolling interests was deducted from earnings before arriving at income from continuing operations. With the adoption of certain updates to U.S. GAAP related to consolidations effective January 1, 2009, the income attributable to noncontrolling interests has been reclassified below net income and therefore is no longer deducted in arriving at income from continuing operations. However, the provision for income taxes does not change because those less than wholly-owned consolidated subsidiaries attribute their taxable income to their respective investors. Accordingly, we will not pay tax on the income attributable to the noncontrolling interests. As a result of separately reporting income that is taxed to others, our effective tax rate on continuing operations before income taxes, as reported on the face of the financial statements is 32.5% and 33.3% for the three months ended June 30, 2010 and 2009, respectively, and 32.3% and 33.4% for the six months ended June 30, 2010 and 2009, respectively. However, the actual effective tax rate that is attributable to our share of income from continuing operations before income taxes (income from continuing operations before income taxes, as presented on the face of the condensed consolidated statement of income, less income from continuing operations attributable to noncontrolling interests of $16.3 million and $14.6 million for the three months ended June 30, 2010 and 2009, respectively, and $31.3 million and $28.2 million for the six months ended June 30, 2010 and 2009, respectively) is 37.2% and 38.3% for the three months ended June 30, 2010 and 2009, respectively, and 36.8% and 38.3% for the six months ended June 30, 2010 and 2009, respectively.
FORWARD-LOOKING STATEMENTS
     Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following:
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
     A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $1.7 million and $0.1 million for the three months ended June 30, 2010 and 2009, respectively, and $3.4 million and $1.4 million for the six months ended June 30, 2010 and 2009, respectively.

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
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings
     From time to time, we receive various inquiries or subpoenas from state regulators, the Centers for Medicare and Medicaid Services, fiscal intermediaries and other government contractors, and the Department of Justice regarding various Medicare and Medicaid issues. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. We are not aware of any pending or threatened litigation that is not covered by insurance policies or reserved for in our financial statements or which we believe would have a material adverse impact on us; however, some pending or threatened proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. Recent amendments to the False Claims Act in the Reform Legislation and the Fraud Enforcement and Recovery Act of 2009 will make many False Claims Act suits filed after the effective dates of those amendments more difficult and costly to defend. In addition, the Reform Legislation has expanded the scope of conduct that may form the basis for a claim under the False Claims Act.
Community Health Systems, Inc. Legal Proceedings
     On February 10, 2006, we received a letter from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 2006 letter focused on our hospitals in three states: Arkansas, New Mexico, and South Carolina. On August 31, 2006, we received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to the Company’s three hospitals in that state. Through the beginning of 2009, we provided the Department of Justice with requested documents, met with its personnel on numerous occasions, and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified us that it believed that we and these three New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. At one point, the Civil Division calculated that the three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million and said that if it proceeded to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc., pending in the United States District Court for the District of New Mexico. The federal government filed its complaint in intervention on June 30, 2009. The relator filed a second amended complaint on July 1, 2009. Both of these complaints expand the time period during which alleged improper payments were made. We filed motions to dismiss all of the federal government’s and the relator’s claims on August 28, 2009. On March 19, 2010, the court granted in part and denied in part our motion to dismiss as to the relator’s complaint. On July 7, 2010, the court denied our motion to dismiss the federal government’s complaint in intervention. We will file our answer and pretrial discovery will begin. We are vigorously defending this action.
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
     Our Annual Report on Form 10-K for 2009 includes a listing of risk factors to be considered by investors in our securities. See Item 1A, Part II on our Form 10-Q for the quarterly period ended March 31, 2010 for an update of one of the risk factors in the Form 10-K for the year ended December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     (a.) None.
     (b.) N/A

     (c.) The following table contains information about our purchases of common stock during the three months ended June 30, 2010.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans(a)	Plans or Programs(a)
April 1, 2010 - April 30, 2010	—	$—	—	3,000,000

May 1, 2010 - May 31, 2010	—	—	—	3,000,000

June 1, 2010 - June 30, 2010	356,000	34.24	356,000	2,644,000

Total	356,000	$34.24	356,000	2,644,000

(a)	On December 9, 2009, we commenced an open market repurchase program for up to 3,000,000 shares of our common stock not to exceed $100 million in purchases. This purchase program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased or when the maximum dollar amount has been expended. During the three months ended June 30, 2010, the Company repurchased 356,000 shares at a weighted-average price of $34.24 per share under this program, which is the cumulative number of shares that have been repurchased under this program through June 30, 2010.
     We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. As of June 30, 2010, our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $400 million in the aggregate (but not in excess of $200 million unless we receive confirmation from Moody’s and S&P that dividends or repurchases would not result in a downgrade, qualification or withdrawal of the then corporate credit rating). The indenture governing our Notes also limits our ability to pay dividends and/or repurchase stock. As of June 30, 2010, under the most restrictive test under these agreements, we have approximately $140.4 million remaining available with which to pay permitted dividends and/or make stock and Note repurchases.

Item 3.	Defaults Upon Senior Securities
     None

Item 4.	(Removed and Reserved)

Item 5.	Other Information
     None

Item 6.	Exhibits

No.	Description
12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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
T. Mark Buford
Senior Vice President and Chief Accounting Officer (principal accounting officer)

Date: July 30, 2010

Index to Exhibits

No.	Description
12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.