Form 10-Q
period 2010-09-30
COMMUNITY HEALTH SYSTEMS INC
filed 2010-10-29
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑   No ☐
     As of October 20, 2010, there were outstanding 92,547,041 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.
Form 10-Q
For the Three and Nine Months Ended September 30, 2010

PART I FINANCIAL INFORMATION
Item 1. Financial Statements
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	September 30,	December 31,
	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$567,749	$344,541
Patient accounts receivable, net of allowance for doubtful accounts of $1,554,149 and $1,417,188 at September 30, 2010 and December 31, 2009, respectively	1,651,406	1,617,903
Supplies	313,770	302,609
Prepaid income taxes	100,868	45,414
Deferred income taxes	78,621	80,714
Prepaid expenses and taxes	99,650	89,475
Other current assets	171,906	194,339

Total current assets	2,983,970	2,674,995

Property and equipment	8,135,499	7,787,256
Less accumulated depreciation and amortization	(1,991,929)	(1,655,010)

Property and equipment, net	6,143,570	6,132,246

Goodwill	4,174,040	4,157,927

Other assets, net	1,117,913	1,056,304

Total assets	$14,419,493	$14,021,472

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$60,654	$66,470
Accounts payable	516,152	428,565
Deferred income taxes	28,522	28,397
Accrued interest	82,056	145,201
Accrued liabilities	892,620	789,163

Total current liabilities	1,580,004	1,457,796

Long-term debt	8,816,223	8,844,638

Deferred income taxes	474,748	475,812

Other long-term liabilities	1,038,229	858,952

Total liabilities	11,909,204	11,637,198

Redeemable noncontrolling interests in equity of consolidated subsidiaries	384,056	368,857

EQUITY
Community Health Systems, Inc. stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 93,715,641 shares issued and 92,740,092 shares outstanding at September 30, 2010, and 94,013,537 shares issued and 93,037,988 shares outstanding at December 31, 2009	937	940
Additional paid-in capital	1,126,498	1,158,359
Treasury stock, at cost, 975,549 shares at September 30, 2010 and December 31, 2009	(6,678)	(6,678)
Accumulated other comprehensive loss	(288,660)	(221,385)
Retained earnings	1,229,872	1,019,399

Total Community Health Systems, Inc. stockholders’ equity	2,061,969	1,950,635
Noncontrolling interests in equity of consolidated subsidiaries	64,264	64,782

Total equity	2,126,233	2,015,417

Total liabilities and equity	$14,419,493	$14,021,472

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net operating revenues	$3,252,055	$3,086,757	$9,583,801	$9,016,467

Operating costs and expenses:
Salaries and benefits	1,303,389	1,239,147	3,853,982	3,614,267
Provision for bad debts	403,077	378,357	1,162,601	1,078,587
Supplies	443,113	428,120	1,312,167	1,253,713
Other operating expenses	606,073	567,624	1,778,153	1,680,414
Rent	64,465	62,683	192,116	184,211
Depreciation and amortization	151,119	143,558	452,179	421,566

Total operating costs and expenses	2,971,236	2,819,489	8,751,198	8,232,758

Income from operations	280,819	267,268	832,603	783,709
Interest expense, net	164,011	161,823	486,308	487,209
Loss (gain) from early extinguishment of debt	—	21	—	(2,385)
Equity in earnings of unconsolidated affiliates	(9,535)	(7,001)	(33,100)	(31,701)

Income from continuing operations before income taxes	126,343	112,425	379,395	330,586
Provision for income taxes	41,489	37,064	123,203	109,907

Income from continuing operations	84,854	75,361	256,192	220,679

Discontinued operations, net of taxes:
Income from operations of hospitals sold and hospitals held for sale	—	—	—	1,977
Loss on sale of hospitals, net	—	—	—	(405)

Income from discontinued operations	—	—	—	1,572

Net income	84,854	75,361	256,192	222,251
Less: Net income attributable to noncontrolling interests	14,453	15,649	45,719	44,189

Net income attributable to Community Health Systems, Inc.	$70,401	$59,712	$210,473	$178,062

Basic earnings per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$0.77	$0.66	$2.29	$1.96
Discontinued operations	—	—	—	0.01

Net income	$0.77	$0.66	$2.29	$1.97

Diluted earnings per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$0.76	$0.65	$2.26	$1.94
Discontinued operations	—	—	—	0.01

Net income	$0.76	$0.65	$2.26	$1.95

Weighted-average number of shares outstanding:
Basic	91,484,466	90,923,052	92,035,722	90,423,600

Diluted	92,462,702	92,019,282	93,219,909	91,119,859

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009
Cash flows from operating activities
Net income	$256,192	$222,251
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	452,179	421,898
Stock-based compensation expense	29,899	35,121
Loss on sale of hospitals and partnership interest, net	—	405
(Excess tax benefit) income tax payable increase relating to stock-based compensation	(10,109)	3,544
Gain on early extinguishment of debt	—	(2,385)
Other non-cash expenses, net	8,237	13,410
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(25,579)	(10,235)
Supplies, prepaid expenses and other current assets	4,755	18,278
Accounts payable, accrued liabilities and income taxes	172,687	194,955
Other	10,116	3,518

Net cash provided by operating activities	898,377	900,760

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(67,541)	(211,941)
Purchases of property and equipment	(381,853)	(398,138)
Proceeds from disposition of hospitals and other ancillary operations	—	89,514
Proceeds from sale of property and equipment	2,845	2,521
Increase in other non-operating assets	(98,502)	(111,476)

Net cash used in investing activities	(545,051)	(629,520)

Cash flows from financing activities
Proceeds from exercise of stock options	53,839	9,952
Excess tax benefit (income tax payable increase) relating to stock-based compensation	10,109	(3,544)
Deferred financing costs	—	(82)
Stock buy-back	(107,932)	—
Proceeds from noncontrolling investors in joint ventures	5,155	26,314
Redemption of noncontrolling investments in joint ventures	(2,467)	(2,387)
Distributions to noncontrolling investors in joint ventures	(41,870)	(43,744)
Borrowings under credit agreement	—	200,000
Repayments of long-term indebtedness	(46,952)	(245,589)

Net cash used in financing activities	(130,118)	(59,080)

Net change in cash and cash equivalents	223,208	212,160
Cash and cash equivalents at beginning of period	344,541	220,655

Cash and cash equivalents at end of period	$567,749	$432,815

Supplemental disclosure of cash flow information:
Interest payments	$549,453	$556,881

Income taxes paid, net	$128,925	$1,096

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the “Company”) as of September 30, 2010 and December 31, 2009 and for the three-month and nine-month periods ended September 30, 2010 and September 30, 2009, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2010, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2010. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (“SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2009, contained in the Company’s Annual Report on Form 10-K.
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
     Throughout these notes to the condensed consolidated financial statements, Community Health Systems, Inc. (the “Parent”), and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly-traded Parent or any subsidiary of the Parent owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc. References to the Company may include one or more of its subsidiaries.
2. ACCOUNTING FOR STOCK-BASED COMPENSATION
     Stock-based compensation awards are granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (the “2000 Plan”) and the Community Health Systems, Inc. 2009 Stock Option and Award Plan (the “2009 Plan”).
     The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (“IRC”), as well as stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Prior to being amended in 2009, the 2000 Plan also allowed for the grant of phantom stock. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2000 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10-year contractual term, options granted in 2005 through 2007 have an eight-year contractual term and options granted in 2008 through 2010 have a 10-year contractual term. The exercise price of all options granted under the 2000 Plan is equal to the fair value of the Company’s common stock on the option grant date. As of September 30, 2010, 433,838 shares of unissued common stock were reserved for future grants under the 2000 Plan.
     The 2009 Plan, which was adopted by the Board of Directors of the Parent as of March 24, 2009 and approved by stockholders on May 19, 2009, provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. The duration of any option granted under the 2009 Plan will be determined by the Company’s compensation committee. Generally, however, no option may be exercised more than 10 years from the date of grant, provided that the compensation committee may provide that a stock option may, upon the death of the grantee, be exercised for up to one year following the date of death even if such period extends beyond 10 years. As of September 30, 2010, no grants had been made under the 2009 Plan, with 3,500,000 shares of unissued common stock remaining reserved for future grants.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Effect on income from continuing operations before income taxes	$(9,481)	$(10,316)	$(29,899)	$(35,121)

Effect on net income	$(5,964)	$(6,267)	$(18,806)	$(21,336)

     At September 30, 2010, $55.5 million of unrecognized stock-based compensation expense was expected to be recognized over a weighted-average period of 24 months. Of that amount, $12.3 million related to outstanding unvested stock options expected to be recognized over a weighted-average period of 24 months and $43.2 million related to outstanding unvested restricted stock, restricted stock units and phantom shares expected to be recognized over a weighted-average period of 24 months. There were no modifications to awards during the three and nine months ended September 30, 2010.
     The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Expected volatility	38.0%	45.4%	33.7%	40.5%
Expected dividends	—	—	—	—
Expected term	3.0 years	4.0 years	3.1 years	4.0 years
Risk-free interest rate	0.77%	1.83%	1.44%	1.64%
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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Options outstanding and exercisable under the 2000 Plan as of September 30, 2010, and changes during each of the three-month periods following December 31, 2009 were as follows (in thousands, except share and per share data):

			Weighted -
		Weighted -	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value as of
	Shares	Price	Term	September 30, 2010
Outstanding at December 31, 2009	8,954,081	$30.19
Granted	1,255,500	33.90
Exercised	(891,366)	26.93
Forfeited and cancelled	(69,012)	28.09

Outstanding at March 31, 2010	9,249,203	31.02
Granted	57,000	39.66
Exercised	(1,183,524)	25.02
Forfeited and cancelled	(118,851)	29.14

Outstanding at June 30, 2010	8,003,828	31.99
Granted	57,000	30.76
Exercised	(10,812)	20.71
Forfeited and cancelled	(66,508)	29.80

Outstanding at September 30, 2010	7,983,508	$32.02	5.9 years	$21,938

Exercisable at September 30, 2010	5,533,875	$33.27	4.6 years	$12,898

     The weighted-average grant date fair value of stock options granted during the three months ended September 30, 2010 and 2009 was $8.52 and $10.93, respectively, and $8.20 and $6.39 during the nine months ended September 30, 2010 and 2009, respectively. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($30.97) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on September 30, 2010. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended September 30, 2010 and 2009 was $0.1 million and $3.4 million, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2010 and 2009 was $28.3 million and $6.9 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.
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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Restricted stock outstanding under the 2000 Plan as of September 30, 2010, and changes during each of the three-month periods following December 31, 2009 were as follows:

		Weighted -
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2009	1,897,541	$24.09
Granted	1,047,000	33.90
Vested	(826,174)	26.97
Forfeited	(2,000)	29.22

Unvested at March 31, 2010	2,116,367	27.81
Granted	7,000	39.66
Vested	(11,500)	32.75
Forfeited	—	—

Unvested at June 30, 2010	2,111,867	27.83
Granted	19,000	30.76
Vested	(6,001)	31.28
Forfeited	(2,834)	26.21

Unvested at September 30, 2010	2,122,032	27.85

     On February 25, 2009, under the 2000 Plan, each of the Company’s outside directors received a grant of shares of phantom stock equal in value to $130,000 divided by the closing price of the Company’s common stock on that date ($18.18), or 7,151 shares per director (a total of 42,906 shares of phantom stock). Pursuant to a March 24, 2009 amendment to the 2000 Plan, future grants of this type will be denominated as “restricted stock unit” awards. On May 19, 2009, the newly elected outside director received a grant of 7,151 restricted stock units under the 2000 Plan, having a value at the time of $180,706 based upon the closing price of the Company’s common stock on that date of $25.27. On February 24, 2010, six of the Company’s seven outside directors each received a grant of 4,130 restricted stock units under the 2000 Plan, having a value at the time of $140,000 based upon the closing price of the Company’s common stock on that date of $33.90. One outside director, who did not stand for reelection in 2010, did not receive a grant on February 24, 2010. Vesting of these shares of phantom stock and restricted stock units occurs in one-third increments on each of the first three anniversaries of the award date. During the three months ended September 30, 2010, no shares vested. During the nine months ended September 30, 2010, 21,449 shares vested at a weighted-average grant date fair value of $18.97. None of these grants were canceled during the three and nine months ended September 30, 2010. As of September 30, 2010, there were 53,388 shares of phantom stock and restricted stock units unvested at a weighted-average grant date fair value of $26.11.
     Under the Directors’ Fees Deferral Plan, the Company’s outside directors may elect to receive share equivalent units in lieu of cash for their directors’ fees. These share equivalent units are held in the plan until the director electing to receive the share equivalent units retires or otherwise terminates his/her directorship with the Company. Share equivalent units are converted to shares of common stock of the Company at the time of distribution based on the closing market price of the Company’s common stock on that date. The following table represents the amount of directors’ fees which were deferred during each of the respective periods, and the number of share equivalent units into which such directors’ fees would have converted had each of the directors who had deferred such fees retired or terminated his/her directorship with the Company as of the end of the respective periods (in thousands, except units):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Directors’ fees earned and deferred into plan	$45	$20	$135	$60

Share equivalent units	1,453	626	4,003	2,722

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     At September 30, 2010, a total of 17,597 share equivalent units were deferred in the plan with an aggregate fair value of $0.5 million, based on the closing market price of the Company’s common stock at September 30, 2010 of $30.97.
3. COST OF REVENUE
     The majority of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company include the Company’s corporate office costs, which were $36.8 million and $39.4 million for the three months ended September 30, 2010 and 2009, respectively, and $117.0 million and $120.2 million for the nine months ended September 30, 2010 and 2009, respectively. Included in these amounts is stock-based compensation expense of $9.5 million and $10.3 million for the three months ended September 30, 2010 and 2009, respectively, and $29.9 million and $35.1 million for the nine months ended September 30, 2010 and 2009, respectively.
4. USE OF ESTIMATES
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.
5. ACQUISITIONS AND DIVESTITURES
Acquisitions
     Effective July 7, 2010, one or more subsidiaries of the Company completed the acquisition of Marion Regional Healthcare System in Marion, South Carolina. This healthcare system includes Marion Regional Hospital (124 licensed beds), an acute care hospital, along with a related skilled nursing facility and other ancillary services. The total consideration for fixed assets and working capital was approximately $28.3 million, of which $24.4 million was paid in cash and approximately $3.9 million was assumed in liabilities. This acquisition transaction was accounted for as a purchase business combination.
     On December 31, 2009, one or more subsidiaries of the Company completed an affiliation transaction providing $54.2 million of financing to Rockwood Clinic, P.S., a multi-specialty clinic with 32 locations across the inland northwest region of eastern Washington and western Idaho. This transaction was accounted for as a purchase business combination.
     Effective June 1, 2009, one or more subsidiaries of the Company acquired from Akron General Medical Center the remaining 20% noncontrolling interest in Massillon Community Health System, LLC not then owned by a subsidiary of the Company. This entity indirectly owns and operates Affinity Medical Center of Massillon, Ohio. The purchase price for this noncontrolling interest was $1.1 million in cash. Affinity Medical Center is now wholly-owned by these subsidiaries of the Company.
     Effective April 30, 2009, one or more subsidiaries of the Company acquired Wyoming Valley Health Care System in Wilkes-Barre, Pennsylvania. This healthcare system includes Wilkes-Barre General Hospital (392 licensed beds), an acute care hospital located in Wilkes-Barre, Pennsylvania, and First Hospital Wyoming Valley, a behavioral health facility located in Kingston, Pennsylvania, as well as other outpatient and ancillary services. The total consideration for fixed assets and working capital of Wyoming Valley Health Care System was approximately $179.1 million, of which $153.7 million was paid in cash, net of $14.2 million of cash in acquired bank accounts, and approximately $25.4 million was assumed in liabilities. This acquisition transaction was accounted for as a purchase business combination.
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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Effective February 1, 2009, one or more subsidiaries of the Company completed the acquisition of Siloam Springs Memorial Hospital (73 licensed beds), located in Siloam Springs, Arkansas, from the City of Siloam Springs. The total consideration for this hospital consisted of approximately $0.1 million paid in cash for working capital and approximately $1.0 million of assumed liabilities. In connection with this acquisition, a subsidiary of the Company entered into a lease agreement for the existing hospital and agreed to build a replacement facility at this location, with construction required to commence by February 2011 and be completed by February 2013. As security for this obligation, a subsidiary of the Company deposited $1.6 million into an escrow account at closing and agreed to deposit an additional $1.6 million by February 1, 2010, which the Company’s subsidiary deposited in January 2010. If the construction of the replacement facility is not completed within the agreed time frame, the escrow balance will be remitted to the City of Siloam Springs. If the construction of the replacement facility is completed within the agreed time frame, the escrow balance will be returned to the Company’s subsidiary.
     Approximately $2.5 million and $0.6 million of acquisition costs related to prospective and closed acquisitions were expensed during the three months ended September 30, 2010 and 2009, respectively, and approximately $4.3 million and $3.6 million were expensed during the nine months ended September 30, 2010 and 2009, respectively.
Discontinued Operations
     Effective March 31, 2009, the Company, through its subsidiaries Triad-Denton Hospital LLC and Triad-Denton Hospital LP, completed the settlement of pending litigation which resulted in the sale of its ownership interest in a partnership, which owned and operated Presbyterian Hospital of Denton (255 licensed beds) in Denton, Texas, to Texas Health Resources for $103.0 million in cash. Also included as part of the settlement, these subsidiaries of the Company transferred certain hospital related assets. The Company has classified the results of operations for this hospital as discontinued operations in the accompanying condensed consolidated statements of income for the nine months ended September 30, 2009.
     Net operating revenues and income from discontinued operations for the respective periods are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net operating revenues	$—	$—	$—	$42,113

Income from operations of hospitals sold or held for sale before income taxes	—	—	—	3,024
Loss on sale of hospitals, net	—	—	—	(644)

Income from discontinued operations, before taxes	—	—	—	2,380
Provision for income taxes	—	—	—	808

Income from discontinued operations, net of taxes	$—	$—	$—	$1,572

     Interest expense and loss on early extinguishment of debt were allocated to discontinued operations based on sale proceeds available for debt repayment.
6. INCOME TAXES
     The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $8.5 million as of September 30, 2010. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income as income tax expense. During the nine months ended September 30, 2010, the Company decreased liabilities by $0.5 million and interest and penalties by approximately $0.3 million. A total of approximately $1.7 million of interest and penalties is included in the amount of the liability for uncertain tax positions at September 30, 2010.
     The Company believes that it is reasonably possible that approximately $1.4 million of its current unrecognized tax benefit may be recognized within the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has extended the federal statute of limitations for Triad Hospitals, Inc. (“Triad”) for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003. The Company is currently under examination by the Internal Revenue Service (“IRS”) regarding the federal tax return of Triad for the tax periods ended December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. The Company believes the results of this examination will not be material to its consolidated results of operations or consolidated financial position. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2006 and federal income tax examinations with respect to Community Health Systems, Inc. federal returns for years prior to 2007. The Company’s federal income tax returns for the 2007 and 2008 tax years are currently under examination by the IRS. The Company believes the results of this examination will not be material to its consolidated results of operations or consolidated financial position.
     Prior to January 1, 2009, income attributable to noncontrolling interests was deducted from earnings before arriving at income from continuing operations. With the adoption of certain updates to U.S. GAAP related to consolidations effective January 1, 2009, the income attributable to noncontrolling interests has been reclassified below net income and therefore is no longer deducted in arriving at income from continuing operations. However, the provision for income taxes does not change because those less than wholly-owned consolidated subsidiaries attribute their taxable income to their respective investors. Accordingly, the Company will not pay tax on the income attributable to the noncontrolling interests. As a result of separately reporting income that is taxed to others, the Company’s effective tax rate on continuing operations before income taxes, as reported on the face of the financial statements, is 32.8% and 33.0% for the three months ended September 30, 2010 and 2009, respectively, and 32.5% and 33.2% for the nine months ended September 30, 2010 and 2009, respectively. However, the actual effective tax rate that is attributable to the Company’s share of income from continuing operations before income taxes (income from continuing operations before income taxes, as presented on the face of the condensed consolidated statement of income, less income from continuing operations attributable to noncontrolling interests of $14.5 million and $15.6 million for the three months ended September 30, 2010 and 2009, respectively, and $45.7 million and $43.8 million for the nine months ended September 30, 2010 and 2009, respectively) is 37.1% and 38.3% for the three months ended September 30, 2010 and 2009, respectively, and 36.9% and 38.3% for the nine months ended September 30, 2010 and 2009, respectively.
     Cash paid for income taxes, net of refunds received, resulted in net cash paid of $49.2 million and $1.8 million for the three months ended September 30, 2010 and 2009, respectively. Cash paid for income taxes, net of refunds received, resulted in net cash paid of $128.9 million and $1.1 million for the nine months ended September 30, 2010 and 2009, respectively.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2010, are as follows (in thousands):

Balance as of December 31, 2009	$4,157,927
Goodwill acquired as part of acquisitions during 2010	13,268
Consideration adjustments and purchase price allocation adjustments for prior year’s acquisitions	2,845

Balance as of September 30, 2010	$4,174,040

     Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments meet the criteria to be classified as reporting units. At September 30, 2010, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $4.1 billion, $34.3 million and $33.3 million, respectively, of goodwill.
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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The Company estimates the fair value of the related reporting units using both a discounted cash flow model, as well as an EBITDA multiple model. The cash flow forecasts are adjusted by an appropriate discount rate based on the Company’s estimate of a market participant’s weighted-average cost of capital. These models are both based on the Company’s best estimate of future revenues and operating costs and are reconciled to the Company’s consolidated market capitalization, with consideration of the amount a potential acquirer would be required to pay, in the form of a control premium, in order to gain sufficient ownership to set policies, direct operations and control management decisions.
     The gross carrying amount of the Company’s other intangible assets subject to amortization was $77.0 million at September 30, 2010 and $76.2 million at December 31, 2009, and the net carrying amount was $38.6 million at September 30, 2010 and $47.0 million at December 31, 2009. The carrying amount of the Company’s other intangible assets not subject to amortization was $44.1 million and $44.4 million at September 30, 2010 and December 31, 2009, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.
     The weighted-average amortization period for the intangible assets subject to amortization is approximately eight years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $3.1 million and $3.0 million during the three months ended September 30, 2010 and 2009, respectively, and $9.4 million and $9.7 million during the nine months ended September 30, 2010 and 2009, respectively. Amortization expense on intangible assets is estimated to be $3.0 million for the remainder of 2010, $7.1 million in 2011, $5.7 million in 2012, $4.4 million in 2013, $2.8 million in 2014 and $15.6 million in 2015 and thereafter.
8. EARNINGS PER SHARE
     The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income from continuing operations, discontinued operations and net income attributable to Community Health Systems, Inc. common stockholders (in thousands, except share data):

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Numerator:
Income from continuing operations, net of taxes	$84,854	$75,361	$256,192	$220,679
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	14,453	15,649	45,719	43,834

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$70,401	$59,712	$210,473	$176,845

Income from discontinued operations, net of taxes	$—	$—	$—	$1,572
Less: Income from discontinued operations attributable to noncontrolling interests, net of taxes	—	—	—	355

Income from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$—	$—	$—	$1,217

Denominator:
Weighted-average number of shares outstanding — basic	91,484,466	90,923,052	92,035,722	90,423,600

Effect of dilutive securities:
Restricted stock awards	570,002	464,808	472,296	413,503
Employee stock options	393,041	616,829	695,934	274,813
Other equity based awards	15,193	14,593	15,957	7,943

Weighted-average number of shares outstanding — diluted	92,462,702	92,019,282	93,219,909	91,119,859

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:

Employee stock options	6,029,836	5,703,459	4,964,658	7,472,007
9. STOCKHOLDERS’ EQUITY
     Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of September 30, 2010, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.
     On September 15, 2010, the Company commenced a new open market repurchase program for up to 4,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. This program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased or when the maximum dollar amount has been expended. During both the three and nine months ended September 30, 2010, the Company repurchased and retired 256,272 shares at a weighted-average price of $30.76 per share, which is the cumulative number of shares that have been repurchased under this program through September 30, 2010.
     On December 9, 2009, the Company commenced the predecessor open market repurchase program for up to 3,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. This program has concluded since purchases approximately totaled the permitted maximum dollar amount. During the three months ended September 30, 2010, the Company repurchased and retired 2,608,528 shares at a weighted-average price of $33.62 per share under this program. During the nine months ended September 30, 2010, the Company repurchased and retired 2,964,528 shares at a weighted-average price of $33.69 per share, which is the cumulative number of shares that have been repurchased under this program.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
     The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the nine-month period ended September 30, 2010 (in thousands):

		Community Health Systems, Inc. Stockholders
					Accumulated
	Redeemable		Additional		Other			Total
	Noncontrolling	Common	Paid-in	Treasury	Comprehensive	Retained	Noncontrolling	Stockholders’
	Interests	Stock	Capital	Stock	Income (Loss)	Earnings	Interests	Equity
Balance, December 31, 2009	$368,857	$940	$1,158,359	$(6,678)	$(221,385)	$1,019,399	$64,782	$2,015,417
Comprehensive income (loss):
Net income	34,168	—	—	—	—	210,473	11,551	222,024
Net change in fair value of interest rate swaps	—	—	—	—	(76,336)	—	—	(76,336)
Net change in fair value of available-for-sale securities	—	—	—	—	3,027	—	—	3,027
Amortization and recognition of unrecognized pension cost components	—	—	—	—	6,034	—	—	6,034

Total comprehensive income (loss)	34,168	—	—	—	(67,275)	210,473	11,551	154,749
Net distributions to noncontrolling interests	(25,634)	—	—	—	—	—	(11,031)	(11,031)
Purchase of subsidiary shares from noncontrolling interests	(949)	—	(1,507)	—	—	—	—	(1,507)
Other reclassifications of noncontrolling interests	1,038	—	—	—	—	—	(1,038)	(1,038)
Adjustment to redemption value of redeemable noncontrolling interests	6,576	—	(6,576)	—	—	—	—	(6,576)
Repurchases of common stock	—	(32)	(107,932)	—	—	—	—	(107,964)
Issuance of common stock in connection with the exercise of stock options	—	21	53,839	—	—	—	—	53,860
Cancellation of restricted stock for tax withholdings on vested shares	—	(3)	(9,693)	—	—	—	—	(9,696)
Tax benefit from exercise of options	—	—	10,109	—	—	—	—	10,109
Share-based compensation	—	11	29,899	—	—	—	—	29,910

Balance, September 30, 2010	$384,056	$937	$1,126,498	$(6,678)	$(288,660)	$1,229,872	$64,264	$2,126,233

     The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity:

Nine Months Ended
September 30,
2010
Net income attributable to Community Health Systems, Inc.	$210,473
Transfers to the noncontrolling interests:
Decrease in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	(1,507)

Net transfers to noncontrolling interests	(1,507)

Change to Community Health Systems, Inc. stockholders’ equity from net income attributable to Community Health Systems, Inc. and transfers to noncontrolling interests	$208,966

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
10. COMPREHENSIVE INCOME
     The following table presents the components of comprehensive income, net of related taxes (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income	$84,854	$75,361	$256,192	$222,251
Net change in fair value of interest rate swaps	(31,285)	(23,163)	(76,336)	50,886
Net change in fair value of available-for-sale securities	2,396	732	3,027	283
Amortization and recognition of unrecognized pension cost components	801	754	6,034	2,164

Comprehensive income	56,766	53,684	188,917	275,584
Less: Comprehensive income attributable to noncontrolling interests	14,453	15,649	45,719	44,189

Comprehensive income attributable to Community Health Systems, Inc.	$42,313	$38,035	$143,198	$231,395

     The net change in fair value of the interest rate swaps, the net change in fair value of available-for-sale securities and the amortization and recognition of unrecognized pension cost components are included in accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets.
11. EQUITY INVESTMENTS
     As of September 30, 2010, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia in which HCA Inc. owns the majority interest. Effective April 1, 2009, one or more subsidiaries of the Company acquired from Share Foundation the remaining 50% equity interest in MCSA L.L.C., an entity in which one or more subsidiaries of the Company previously had a 50% unconsolidated noncontrolling interest. One or more subsidiaries of the Company provided MCSA L.L.C. certain management services. This acquisition resulted in these subsidiaries of the Company owning 100% equity interest in that entity. MCSA L.L.C. owns and operates Medical Center of South Arkansas in El Dorado, Arkansas. The results of operations for MCSA L.L.C. were included in the consolidated financial statements effective April 1, 2009.
     Summarized combined financial information for the three and nine months ended September 30, 2010 and 2009, for these unconsolidated entities in which the Company owns an equity interest is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues	$347,591	$340,219	$1,063,656	$1,064,602
Operating costs and expenses	314,965	316,079	960,943	949,881
Net income	32,581	24,120	102,626	114,700
     The summarized financial information for the three and nine months ended September 30, 2010 and 2009 was derived from the unaudited financial information provided to the Company by those unconsolidated entities.
     The Company’s investment in all of its unconsolidated affiliates was $410.2 million and $399.4 million at September 30, 2010 and December 31, 2009, respectively, and is included in other assets, net in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $9.5 million and $7.0 million for the three months ended September 30, 2010 and 2009, respectively, and $33.1 million and $31.7 million for the nine months ended September 30, 2010 and 2009, respectively.

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
     As of September 30, 2010, the availability for additional borrowings under the Credit Facility was $750 million pursuant to the revolving credit facility, of which $81.9 million was set aside for outstanding letters of credit. CHS also has the ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) under the Credit Facility, which has not yet been accessed. CHS also has the ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $600 million, which CHS has not yet accessed. As of September 30, 2010, the weighted-average interest rate under the Credit Facility, excluding swaps, was 2.9%.
     The Company paid interest of $229.3 million and $221.8 million on borrowings during the three months ended September 30, 2010 and 2009, respectively, and $549.5 million and $557.0 million during the nine months ended September 30, 2010 and 2009, respectively.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The fair value of financial instruments has been estimated by the Company using available market information as of September 30, 2010 and December 31, 2009, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$567,749	$567,749	$344,541	$344,541
Available-for-sale securities	29,855	29,855	28,025	28,025
Trading securities	28,782	28,782	22,777	22,777
Liabilities:
Credit facilities	6,011,243	5,710,681	6,043,847	5,681,216
Tax-exempt bonds	—	—	8,000	8,000
Senior notes	2,784,331	2,954,871	2,784,331	2,881,783
Other debt	38,751	38,751	38,015	38,015
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
     Tax-exempt bonds. The carrying amount approximated fair value as a result of a weekly interest rate reset feature of these formerly publicly-traded instruments.
     Senior notes. Estimated fair value is based on the average bid and ask price as quoted by the bank who served as underwriter in the sale of these notes.
     Other debt. The carrying amount of all other debt approximates fair value due to the nature of these obligations.
     Interest rate swaps. The fair value of interest rate swap agreements is the amount at which they could be settled, based on estimates calculated by the Company using a discounted cash flow analysis based on observable market inputs and validated by comparison to estimates obtained from the counterparty. The Company incorporates credit valuation adjustments (“CVAs”) to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements.
     The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the three and nine months ended September 30, 2010 and 2009, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at September 30, 2010, since all of the swap agreements entered into by the Company were in net liability positions so that the Company would be required to make the net settlement payments to the counterparties, the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Interest rate swaps consisted of the following at September 30, 2010:

	Notional
	Amount	Fixed Interest	Termination	Fair Value
Swap #	(in 000’s)	Rate	Date	(in 000’s)
1	$100,000	4.9360%	October 4, 2010	$(39)
2	100,000	4.7090%	January 24, 2011	(1,395)
3	300,000	5.1140%	August 8, 2011	(11,336)
4	100,000	4.7185%	August 19, 2011	(3,547)
5	100,000	4.7040%	August 19, 2011	(3,547)
6	100,000	4.6250%	August 19, 2011	(3,465)
7	200,000	4.9300%	August 30, 2011	(7,685)
8	200,000	3.0920%	September 18, 2011	(4,543)
9	100,000	3.0230%	October 23, 2011	(2,397)
10	200,000	4.4815%	October 26, 2011	(7,925)
11	200,000	4.0840%	December 3, 2011	(7,815)
12	100,000	3.8470%	January 4, 2012	(3,899)
13	100,000	3.8510%	January 4, 2012	(3,913)
14	100,000	3.8560%	January 4, 2012	(3,920)
15	200,000	3.7260%	January 8, 2012	(7,600)
16	200,000	3.5065%	January 16, 2012	(7,156)
17	250,000	5.0185%	May 30, 2012	(17,896)
18	150,000	5.0250%	May 30, 2012	(10,771)
19	200,000	4.6845%	September 11, 2012	(15,694)
20	100,000	3.3520%	October 23, 2012	(5,562)
21	125,000	4.3745%	November 23, 2012	(5,930)
22	75,000	4.3800%	November 23, 2012	(9,542)
23	150,000	5.0200%	November 30, 2012	(14,009)
24	200,000	2.2420%	February 28, 2013	(7,309)
25	100,000	5.0230%	May 30, 2013	(11,060)
26	300,000	5.2420%	August 6, 2013	(36,926)
27	100,000	5.0380%	August 30, 2013	(11,952)
28	50,000	3.5860%	October 23, 2013	(3,960)
29	50,000	3.5240%	October 23, 2013	(4,048)
30	100,000	5.0500%	November 30, 2013	(12,775)
31	200,000	2.0700%	December 19, 2013	(7,211)
32	100,000	5.2310%	July 25, 2014	(15,224)
33	100,000	5.2310%	July 25, 2014	(15,224)
34	200,000	5.1600%	July 25, 2014	(29,924)
35	75,000	5.0405%	July 25, 2014	(10,881)
36	125,000	5.0215%	July 25, 2014	(18,048)
37	100,000	2.6210%	July 25, 2014	(5,602)
38	100,000	3.1100%	July 25, 2014	(7,011	) (1)
39	100,000	3.2580%	July 25, 2014	(7,378	) (2)
40	200,000	2.6930%	October 26, 2014	(7,751	) (3)
41	300,000	3.4470%	August 8, 2016	(21,349	) (4)
42	200,000	3.4285%	August 19, 2016	(13,920	) (5)
43	100,000	3.4010%	August 19, 2016	(6,832	) (6)
44	200,000	3.5000%	August 30, 2016	(14,447	) (7)
45	100,000	3.0050%	November 30, 2016	(6,889)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(1)	This interest rate swap becomes effective October 4, 2010, concurrent with the termination of swap #1.

(2)	This interest rate swap becomes effective January 24, 2011, concurrent with the termination of swap #2.

(3)	This interest rate swap becomes effective October 26, 2011, concurrent with the termination of swap #10.

(4)	This interest rate swap becomes effective August 8, 2011, concurrent with the termination of swap #3.

(5)	This interest rate swap becomes effective August 19, 2011, concurrent with the termination of swap #4 and #6.

(6)	This interest rate swap becomes effective August 19, 2011, concurrent with the termination of swap #5.

(7)	This interest rate swap becomes effective August 30, 2011, concurrent with the termination of swap #7.
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
     Assuming no change in September 30, 2010 interest rates, approximately $209.3 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through other comprehensive income will be reclassified into earnings.
     The following tabular disclosure provides the amount of pre-tax loss recognized in the condensed consolidated balance sheets as a component of other comprehensive income during the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Amount of Pre-Tax Loss Recognized in OCI on Derivative (Effective Portion)
Derivatives in Cash Flow Hedging	Three Months Ended September 30,		Nine Months Ended September 30,
Relationships	2010	2009	2010	2009
Interest rate swaps	$(102,522)	$(85,506)	$(281,086)	$(42,207)
     The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“OCL”) into interest expense on the condensed consolidated statements of income during the three and nine months ended September 30, 2010 and 2009 (in thousands):

Location of Loss Reclassified from	Amount of Pre-Tax Loss Reclassified from Accumulated OCL into Income (Effective Portion)
Accumulated OCL into Income	Three Months Ended September 30,		Nine Months Ended September 30,
(Effective Portion)	2010	2009	2010	2009
Interest expense, net	$53,639	$49,314	$161,811	$121,716
     The fair value of derivative instruments in the condensed consolidated balance sheets as of September 30, 2010 and December 31, 2009 was as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2010		December 31, 2009		September 30, 2010		December 31, 2009
	Balance		Balance		Balance		Balance
	Sheet		Sheet		Sheet		Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$—	Other assets, net	$—	Other long- term liabilities	$435,307	Other long- term liabilities	$316,033

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
     The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 30, 2010 and December 31, 2009 (in thousands):

	As of
	September 30,
	2010	Level 1	Level 2	Level 3
Available-for-sale securities	$29,855	$29,855	$—	$—
Trading securities	28,782	28,782	—	—

Total assets	$58,637	$58,637	$—	$—

Fair value of interest rate swap agreements	$435,307	$—	$435,307	$—

Total liabilities	$435,307	$—	$435,307	$—

	As of
	December 31,
	2009	Level 1	Level 2	Level 3
Available-for-sale securities	$28,025	$28,025	$—	$—
Trading securities	22,777	22,777	—	—

Total assets	$50,802	$50,802	$—	$—

Fair value of interest rate swap agreements	$316,033	$—	$316,033	$—

Total liabilities	$316,033	$—	$316,033	$—

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
     The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at September 30, 2010 resulted in a decrease in the fair value of the related liability of $18.3 million and an after-tax adjustment of $11.7 million to other comprehensive income. The CVA on the Company’s interest rate swap agreements at December 31, 2009 resulted in a decrease in the fair value of the related liability of $5.9 million and an after-tax adjustment of $3.8 million to other comprehensive income.
     The majority of the inputs used to value its interest rate swap agreements, including the forward interest rate curves and market perceptions of the Company’s credit risk used in the CVAs, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuations are classified in Level 2 of the fair value hierarchy.
15. RECENT ACCOUNTING PRONOUNCEMENTS
     In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-24, which provides clarification to companies in the healthcare industry on the accounting for professional liability insurance. This ASU states that receivables related to insurance recoveries should not be netted against the related claim liability and such claim liabilities should be determined without considering insurance recoveries. This ASU is effective for fiscal years beginning after December 15, 2010 and will be adopted by the Company in the first quarter of 2011. The Company is currently assessing the potential impact that the adoption of this ASU will have on its consolidated results of operations and consolidated financial position.
     In August 2010, the FASB issued ASU 2010-23, which requires a company in the healthcare industry to use its direct and indirect costs of providing charity care as the measurement basis for charity care disclosures. This ASU also requires additional disclosures of the method used to identify such costs. This ASU is effective for fiscal years beginning after December 15, 2010 and will be adopted by the Company in the first quarter of 2011. This ASU will have no impact on the Company’s consolidated results of operations and consolidated financial position.
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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The distribution between reportable segments of the Company’s revenues and income from continuing operations before income taxes is summarized in the following tables (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Hospital operations	$3,178,950	$3,018,042	$9,380,025	$8,816,074
Corporate and all other	73,105	68,715	203,776	200,393

	$3,252,055	$3,086,757	$9,583,801	$9,016,467

Income from continuing operations before income taxes:
Hospital operations	$159,893	$147,700	$488,910	$438,735
Corporate and all other	(33,550)	(35,275)	(109,515)	(108,149)

	$126,343	$112,425	$379,395	$330,586

17. CONTINGENCIES
     The Company is a party to various legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.
     In a letter dated October 4, 2007, the Civil Division of the Department of Justice notified the Company that, as a result of an investigation into the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients, it believes the Company and three of its New Mexico hospitals have caused the State of New Mexico to submit improper claims for federal funds in violation of the Federal False Claims Act. In a letter dated January 22, 2008, the Civil Division notified the Company that based on its investigation, it has calculated that these three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million. The Civil Division also advised the Company that were it to proceed to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc. The federal government filed its complaint in intervention on June 30, 2009. The relator filed a second amended complaint on July 1, 2009. Both of these complaints expand the time period during which alleged improper payments were made. The Company filed motions to dismiss all of the federal government’s and the relator’s claims on August 28, 2009. On March 19, 2010, the court granted in part and denied in part the Company’s motion to dismiss as to the relator’s complaint. On July 7, 2010, the court denied the Company’s motion to dismiss the federal government’s complaint in intervention. The Company has filed its answer and pretrial discovery will begin. The Company is vigorously defending this action.
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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
18. SUBSEQUENT EVENTS
     Effective October 1, 2010, one or more subsidiaries of the Company completed the acquisition of Forum Health, a healthcare system of two acute care hospitals and other healthcare providers, based in Youngstown, Ohio. This healthcare system includes Northside Medical Center (398 licensed beds) located in Youngstown, Ohio and Trumbull Memorial Hospital (346 licensed beds) located in Warren, Ohio. This healthcare system also includes Hillside Rehabilitation Hospital (69 licensed beds) located in Warren, Ohio, as well as several outpatient clinics and other ancillary facilities. The total cash consideration paid at closing for this acquisition, including for working capital, was $121.2 million.
     Effective October 1, 2010, one or more subsidiaries of the Company completed the acquisition of Bluefield Regional Medical Center (265 licensed beds) located in Bluefield, West Virginia. The total cash consideration paid at closing for this hospital, including for working capital, was approximately $33.6 million.
     Between October 1, 2010 and October 5, 2010, the Company repurchased and retired 195,000 shares of the Company’s common stock at a weighted-average price of $30.88 per share under the September 15, 2010 open market repurchase program. Through October 29, 2010, the cumulative number of shares repurchased under this program is 451,272 shares.
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
     From time to time, the Company sells and/or repurchases noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods are restated to reflect the status of guarantors or non-guarantors as of September 30, 2010.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Balance Sheet
September 30, 2010

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$471,774	$95,975	$—	$567,749
Patient accounts receivable, net of allowance for doubtful accounts	—	—	913,585	737,821	—	1,651,406
Supplies	—	—	186,207	127,563	—	313,770
Deferred income taxes	78,621	—	—	—	—	78,621
Prepaid expenses and taxes	100,868	155	97,857	1,638	—	200,518
Other current assets	—	71	104,031	67,804	—	171,906

Total current assets	179,489	226	1,773,454	1,030,801	—	2,983,970

Intercompany receivable	1,024,757	9,016,383	2,192,435	2,860,533	(15,094,108)	—

Property and equipment, net	—	—	3,686,030	2,457,540	—	6,143,570

Goodwill	—	—	2,362,595	1,811,445	—	4,174,040

Other assets, net of accumulated amortization	—	124,787	409,383	583,743	—	1,117,913

Net investment in subsidiaries	1,380,531	6,387,510	3,672,193	—	(11,440,234)	—

Total assets	$2,584,777	$15,528,906	$14,096,090	$8,744,062	$(26,534,342)	$14,419,493

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$45,504	$12,881	$2,269	$—	$60,654
Accounts payable	—	—	381,935	134,217	—	516,152
Deferred income taxes	28,522	—	—	—	—	28,522
Accrued interest	—	81,909	144	3	—	82,056
Accrued liabilities	8,283	567	552,214	331,556	—	892,620

Total current liabilities	36,805	127,980	947,174	468,045	—	1,580,004

Long-term debt	—	8,750,830	34,776	30,617	—	8,816,223

Intercompany payable	—	4,834,260	11,018,010	7,275,516	(23,127,786)	—

Deferred income taxes	474,748	—	—	—	—	474,748

Other long-term liabilities	11,255	435,307	315,415	276,252	—	1,038,229

Total liabilities	522,808	14,148,377	12,315,375	8,050,430	(23,127,786)	11,909,204

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	(1,436)	385,492	—	384,056

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	937	—	1	2	(3)	937
Additional paid-in capital	1,126,498	614,262	660,167	89,113	(1,363,542)	1,126,498
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive (loss) income	(288,660)	(288,660)	(10,065)	—	298,725	(288,660)
Retained earnings	1,229,872	1,054,927	1,133,766	153,043	(2,341,736)	1,229,872

Total Community Health Systems, Inc. stockholders’ equity	2,061,969	1,380,529	1,783,869	242,158	(3,406,556)	2,061,969
Noncontrolling interests in equity of consolidated subsidiaries	—	—	(1,718)	65,982	—	64,264

Total equity	2,061,969	1,380,529	1,782,151	308,140	(3,406,556)	2,126,233

Total liabilities and equity	$2,584,777	$15,528,906	$14,096,090	$8,744,062	$(26,534,342)	$14,419,493

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Balance Sheet
December 31, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$239,709	$104,832	$—	$344,541
Patient accounts receivable, net of allowance for doubtful accounts	—	—	868,629	749,274	—	1,617,903
Supplies	—	—	177,987	124,622	—	302,609
Deferred income taxes	80,714	—	—	—	—	80,714
Prepaid expenses and taxes	45,414	114	72,714	16,647	—	134,889
Other current assets	—	26	120,096	74,217	—	194,339

Total current assets	126,128	140	1,479,135	1,069,592	—	2,674,995

Intercompany receivable	1,119,696	9,000,138	1,464,924	2,341,547	(13,926,305)	—

Property and equipment, net	—	—	3,637,007	2,495,239	—	6,132,246

Goodwill	—	—	2,362,622	1,795,305	—	4,157,927

Other assets, net of accumulated amortization	—	143,292	385,250	527,762	—	1,056,304

Net investment in subsidiaries	1,239,622	5,651,521	3,356,053	—	(10,247,196)	—

Total assets	$2,485,446	$14,795,091	$12,684,991	$8,229,445	$(24,173,501)	$14,021,472

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$43,471	$17,598	$5,401	$—	$66,470
Accounts payable	—	—	223,727	204,838	—	428,565
Deferred income taxes	28,397	—	—	—	—	28,397
Accrued interest	—	145,033	166	2	—	145,201
Accrued liabilities	8,283	567	506,414	273,899	—	789,163

Total current liabilities	36,680	189,071	747,905	484,140	—	1,457,796

Long-term debt	—	8,785,466	39,643	19,529	—	8,844,638

Intercompany payable	10,000	4,267,190	10,029,764	6,916,943	(21,223,897)	—

Deferred income taxes	475,812	—	—	—	—	475,812

Other long-term liabilities	12,319	316,033	336,504	194,096	—	858,952

Total liabilities	534,811	13,557,760	11,153,816	7,614,708	(21,223,897)	11,637,198

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	299	368,558	—	368,857

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	940	—	1	2	(3)	940
Additional paid-in capital	1,158,359	560,147	595,298	69,557	(1,225,002)	1,158,359
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive (loss) income	(221,385)	(221,385)	(19,124)	—	240,509	(221,385)
Retained earnings	1,019,399	898,569	954,958	111,581	(1,965,108)	1,019,399

Total Community Health Systems, Inc. stockholders’ equity	1,950,635	1,237,331	1,531,133	181,140	(2,949,604)	1,950,635
Noncontrolling interests in equity of consolidated subsidiaries	—	—	(257)	65,039	—	64,782

Total equity	1,950,635	1,237,331	1,530,876	246,179	(2,949,604)	2,015,417

Total liabilities and equity	$2,485,446	$14,795,091	$12,684,991	$8,229,445	$(24,173,501)	$14,021,472

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Statement of Income
Three Months Ended September 30, 2010

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$1,798,784	$1,453,271	$—	$3,252,055

Operating costs and expenses:
Salaries and benefits	—	—	679,371	624,018	—	1,303,389
Provision for bad debts	—	—	227,517	175,560	—	403,077
Supplies	—	—	246,668	196,445	—	443,113
Other operating expenses	—	—	314,307	291,766	—	606,073
Rent	—	—	28,056	36,409	—	64,465
Depreciation and amortization	—	—	86,847	64,272	—	151,119

Total operating costs and expenses	—	—	1,582,766	1,388,470	—	2,971,236

Income from operations	—	—	216,018	64,801	—	280,819

Interest expense, net	—	30,632	117,712	15,667	—	164,011
Loss (gain) from early extinguishment of debt	—	—	—	—	—	—
Equity in earnings of unconsolidated affiliates	(70,401)	(82,058)	(31,318)	—	174,242	(9,535)

Income from continuing operations before income taxes	70,401	51,426	129,624	49,134	(174,242)	126,343
Provision for (benefit from) income taxes	—	(18,975)	47,781	12,683	—	41,489

Income from continuing operations	70,401	70,401	81,843	36,451	(174,242)	84,854

Discontinued operations, net of taxes:
Income from operations of hospitals sold and hospitals held for sale	—	—	—	—	—	—
Loss on sale of hospitals, net	—	—	—	—	—	—

Income from discontinued operations	—	—	—	—	—	—

Net income	70,401	70,401	81,843	36,451	(174,242)	84,854
Less: Net income attributable to noncontrolling interests	—	—	(215)	14,668	—	14,453

Net income attributable to Community Health Systems, Inc.	$70,401	$70,401	$82,058	$21,783	$(174,242)	$70,401

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Statement of Income
Three Months Ended September 30, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$1,725,377	$1,361,380	$—	$3,086,757

Operating costs and expenses:
Salaries and benefits	—	—	668,647	570,500	—	1,239,147
Provision for bad debts	—	—	219,046	159,311	—	378,357
Supplies	—	—	238,433	189,687	—	428,120
Other operating expenses	—	—	297,127	270,497	—	567,624
Rent	—	—	27,961	34,722	—	62,683
Depreciation and amortization	—	—	82,084	61,474	—	143,558

Total operating costs and expenses	—	—	1,533,298	1,286,191	—	2,819,489

Income from operations	—	—	192,079	75,189	—	267,268

Interest expense, net	—	21,494	124,548	15,781	—	161,823
Loss (gain) from early extinguishment of debt	—	21	—	—	—	21
Equity in earnings of unconsolidated affiliates	(59,712)	(62,325)	(34,456)	—	149,492	(7,001)

Income from continuing operations before income taxes	59,712	40,810	101,987	59,408	(149,492)	112,425
Provision for (benefit from) income taxes	—	(18,902)	39,227	16,739	—	37,064

Income from continuing operations	59,712	59,712	62,760	42,669	(149,492)	75,361

Discontinued operations, net of taxes:
Income from operations of hospitals sold and hospitals held for sale	—	—	—	—	—	—
Loss on sale of hospitals, net	—	—	—	—	—	—

Income from discontinued operations	—	—	—	—	—	—

Net income	59,712	59,712	62,760	42,669	(149,492)	75,361
Less: Net income attributable to noncontrolling interests	—	—	(187)	15,836	—	15,649

Net income attributable to Community Health Systems, Inc.	$59,712	$59,712	$62,947	$26,833	$(149,492)	$59,712

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2010

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$5,447,105	$4,136,696	$—	$9,583,801

Operating costs and expenses:
Salaries and benefits	—	—	2,057,248	1,796,734	—	3,853,982
Provision for bad debts	—	—	697,381	465,220	—	1,162,601
Supplies	—	—	738,818	573,349	—	1,312,167
Other operating expenses	—	—	951,479	826,674	—	1,778,153
Rent	—	—	91,219	100,897	—	192,116
Depreciation and amortization	—	—	261,892	190,287	—	452,179

Total operating costs and expenses	—	—	4,798,037	3,953,161	—	8,751,198

Income from operations	—	—	649,068	183,535	—	832,603

Interest expense, net	—	88,079	358,043	40,186	—	486,308
Loss (gain) from early extinguishment of debt	—	—	—	—	—	—
Equity in earnings of unconsolidated affiliates	(210,473)	(244,338)	(93,457)	—	515,168	(33,100)

Income from continuing operations before income taxes	210,473	156,259	384,482	143,349	(515,168)	379,395
Provision for (benefit from) income taxes	—	(54,214)	141,888	35,529	—	123,203

Income from continuing operations	210,473	210,473	242,594	107,820	(515,168)	256,192

Discontinued operations, net of taxes:
Income from operations of hospitals sold and hospitals held for sale	—	—	—	—	—	—
Loss on sale of hospitals, net	—	—	—	—	—	—

Income from discontinued operations	—	—	—	—	—	—

Net income	210,473	210,473	242,594	107,820	(515,168)	256,192
Less: Net income attributable to noncontrolling interests	—	—	(1,083)	46,802	—	45,719

Net income attributable to Community Health Systems, Inc.	$210,473	$210,473	$243,677	$61,018	$(515,168)	$210,473

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Statement of Income
Nine Months Ended September 30, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
			(In thousands)
Net operating revenues	$—	$—	$5,136,432	$3,880,035	$—	$9,016,467

Operating costs and expenses:
Salaries and benefits	—	—	1,988,559	1,625,708	—	3,614,267
Provision for bad debts	—	—	661,431	417,156	—	1,078,587
Supplies	—	—	705,159	548,554	—	1,253,713
Other operating expenses	—	—	894,322	786,092	—	1,680,414
Rent	—	—	87,896	96,315	—	184,211
Depreciation and amortization	—	—	246,176	175,390	—	421,566

Total operating costs and expenses	—	—	4,583,543	3,649,215	—	8,232,758

Income from operations	—	—	552,889	230,820	—	783,709

Interest expense, net	—	70,607	377,877	38,725	—	487,209
Loss (gain) from early extinguishment of debt	—	(2,385)	—	—	—	(2,385)
Equity in earnings of unconsolidated affiliates	(178,062)	(184,250)	(124,845)	—	455,456	(31,701)

Income from continuing operations before income taxes	178,062	116,028	299,857	192,095	(455,456)	330,586
Provision for (benefit from) income taxes	—	(62,034)	116,264	55,677	—	109,907

Income from continuing operations	178,062	178,062	183,593	136,418	(455,456)	220,679

Discontinued operations, net of taxes:
(Loss) income from operations of hospitals sold and hospitals held for sale	—	—	(198)	2,175	—	1,977
Loss on sale of hospitals, net	—	—	—	(405)	—	(405)

(Loss) income from discontinued operations	—	—	(198)	1,770	—	1,572

Net income	178,062	178,062	183,395	138,188	(455,456)	222,251
Less: Net income attributable to noncontrolling interests	—	—	(2,914)	47,103	—	44,189

Net income attributable to Community Health Systems, Inc.	$178,062	$178,062	$186,309	$91,085	$(455,456)	$178,062

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2010

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(148,324)	$(101,499)	$788,364	$359,836	$—	$898,377

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(39,040)	(28,501)	—	(67,541)
Purchases of property and equipment	—	—	(211,023)	(170,830)	—	(381,853)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	2,398	447	—	2,845
Increase in other non-operating assets	—	—	(64,177)	(34,325)	—	(98,502)

Net cash used in investing activities	—	—	(311,842)	(233,209)	—	(545,051)

Cash flows from financing activities:
Proceeds from exercise of stock options	53,839	—	—	—	—	53,839
Excess tax benefit (income tax payable increase) relating to stock-based compensation	10,109	—	—	—	—	10,109
Deferred financing costs	—	—	—	—	—	—
Stock buy-back	(107,932)	—	—	—	—	(107,932)
Proceeds from noncontrolling investors in joint ventures	—	—	—	5,155	—	5,155
Redemption of noncontrolling investments in joint ventures	—	—	—	(2,467)	—	(2,467)
Distributions to noncontrolling investors in joint ventures	—	—	—	(41,870)	—	(41,870)
Changes in intercompany balances with affiliates, net	192,308	134,102	(230,672)	(95,738)	—	—
Borrowings under credit agreement	—	—	—	—	—	—
Repayments of long-term indebtedness	—	(32,603)	(12,785)	(1,564)	—	(46,952)

Net cash (used in) provided by financing activities	148,324	101,499	(243,457)	(136,484)	—	(130,118)

Net change in cash and cash equivalents	—	—	233,065	(9,857)	—	223,208
Cash and cash equivalents at beginning of period	—	—	238,709	105,832	—	344,541

Cash and cash equivalents at end of period	$—	$—	$471,774	$95,975	$—	$567,749

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Statement of Cash Flows
Nine Months Ended September 30, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash provided by (used in) operating activities	$(6,213)	$(113,793)	$535,800	$484,966	$—	$900,760

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(198,644)	(13,297)	—	(211,941)
Purchases of property and equipment	—	—	(279,965)	(118,173)	—	(398,138)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	89,514	—	89,514
Proceeds from sale of property and equipment	—	—	512	2,009	—	2,521
Increase in other non-operating assets	—	—	(68,801)	(42,675)	—	(111,476)

Net cash used in investing activities	—	—	(546,898)	(82,622)	—	(629,520)

Cash flows from financing activities:
Proceeds from exercise of stock options	9,952	—	—	—	—	9,952
Excess tax benefit (income tax payable increase) relating to stock-based compensation	(3,544)	—	—	—	—	(3,544)
Deferred financing costs	—	(82)	—	—	—	(82)
Stock buy-back	—	—	—	—	—	—
Proceeds from noncontrolling investors in joint ventures	—	—	—	26,314	—	26,314
Redemption of noncontrolling investments in joint ventures	—	—	—	(2,387)	—	(2,387)
Distributions to noncontrolling investors in joint ventures	—	—	—	(43,744)	—	(43,744)
Changes in intercompany balances with affiliates, net	(195)	149,957	202,754	(352,516)	—	—
Borrowings under credit agreement	—	200,000	3,287	2,897	(6,184)	200,000
Repayments of long-term indebtedness	—	(236,082)	(8,569)	(7,122)	6,184	(245,589)

Net cash (used in) provided by financing activities	6,213	113,793	197,472	(376,558)	—	(59,080)

Net change in cash and cash equivalents	—	—	186,374	25,786	—	212,160
Cash and cash equivalents at beginning of period	—	—	158,176	62,479	—	220,655

Cash and cash equivalents at end of period	$—	$—	$344,550	$88,265	$—	$432,815

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
Executive Overview
     We are the largest publicly-traded operator of hospitals in the United States in terms of number of facilities and net operating revenues. We provide healthcare services through these hospitals that we own and operate in non-urban and selected urban markets. We generate revenue primarily by providing a broad range of general hospital healthcare services to patients in the communities in which we are located. We currently own and operate 126 general acute care hospitals. In addition, we own and operate home care agencies, located primarily in markets where we also operate a hospital, and through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services.
     Our net operating revenues for the three months ended September 30, 2010 increased to approximately $3.3 billion, as compared to approximately $3.1 billion for the three months ended September 30, 2009. Income from continuing operations, before noncontrolling interests, for the three months ended September 30, 2010 increased 12.6% over the three months ended September 30, 2009. This increase in income from continuing operations during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, is due primarily to the execution of our revenue growth initiatives at those hospitals owned throughout both periods, general rate and reimbursement increases and our effective management of operating expenses. Our successful physician recruiting efforts have also been a key driver in the execution of our operating strategies. Total inpatient admissions for the three months ended September 30, 2010 decreased 3.0%, compared to the three months ended September 30, 2009, and adjusted admissions for the three months ended September 30, 2010 decreased 0.2%, compared to the three months ended September 30, 2009. These decreases are primarily reflective of a less severe flu season as compared to the prior year period, lower birth rates driven by the downturn in the economy, reductions in one day stays and certain service closures.
     Our net operating revenues for the nine months ended September 30, 2010 increased to approximately $9.6 billion, as compared to approximately $9.0 billion for the nine months ended September 30, 2009. Income from continuing operations, before noncontrolling interests, for the nine months ended September 30, 2010 increased 16.1% over the nine months ended September 30, 2009. This increase in income from continuing operations during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, is due primarily to the growth in revenues from the execution of our revenue growth initiatives at those hospitals owned throughout both periods as well as recently acquired hospitals, general rate and reimbursement increases and our effective management of operating expenses. Our successful physician recruiting efforts have also been a key driver in the execution of our operating strategies. Total inpatient admissions for the nine months ended September 30, 2010 decreased 0.5%, compared to the nine months ended September 30, 2009, and adjusted admissions for the nine months ended September 30, 2010 increased 1.7%, compared to the nine months ended September 30, 2009. This increase in adjusted admissions was due primarily to acquisitions during the past twelve months, offsetting decreases in admissions from a less severe flu season as compared to the prior year period, lower birth rates driven by the downturn in the economy, reductions in one day stays and certain service closures.
     Self-pay revenues represented approximately 11.8% and 11.3% of our net operating revenues for the three months ended September 30, 2010 and 2009, respectively, and 11.6% and 11.2% of our net operating revenues for the nine months ended September 30, 2010 and 2009, respectively. The value of charity care services relative to total net operating revenues was approximately 4.3% and 4.0% for the three months ended September 30, 2010 and 2009, respectively, and approximately 4.2% and 3.8% for the nine months ended September 30, 2010 and 2009, respectively.

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
     In a number of markets, we have partnered with local physicians in the ownership of our facilities. Such investments have been permitted under an exception to the physician self-referral law, or Stark Law, that allows physicians to invest in an entire hospital (as opposed to individual hospital departments). The Reform Legislation changes the “whole hospital” exception to the Stark Law. The Reform Legislation permits existing physician investments in a whole hospital to continue under a “grandfather” clause if the arrangement satisfies certain requirements and restrictions, but physicians became prohibited, from the time the Reform Legislation became effective, from increasing the aggregate percentage of their ownership in the hospital. The Reform Legislation also restricts the ability of existing physician-owned hospitals to expand the capacity of their facilities. Physician investments in hospitals that are under development are protected by the grandfather clause only if the physician investments have been made and the hospital has a Medicare provider agreement as of a specific date. Ambiguities in the Reform Legislation created uncertainty regarding the precise cut-off date for satisfying the grandfathering provision. However, recently proposed regulations clarify the manner in which the Centers for Medicare and Medicaid Services, or CMS, intends to interpret the law. We are monitoring developments in this area.
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
     As a result of our current levels of cash, available borrowing capacity, long-term outlook on our debt repayments and our continued projection of our ability to generate cash flows, we do not anticipate a significant impact on our ability to invest the necessary capital in our business over the next twelve months and into the foreseeable future. We believe there continues to be ample opportunity for growth in substantially all of our markets by decreasing the need for patients to travel outside their communities for healthcare services. Furthermore, we continue to benefit from synergies from the 2007 acquisition of Triad Hospitals, Inc., or Triad, as well as our more recent acquisitions and will continue to strive to improve operating efficiencies and procedures in order to improve our profitability at all of our hospitals.

Sources of Consolidated Net Operating Revenues
     The following table presents the approximate percentages of net operating revenues derived from Medicare, Medicaid, managed care, self-pay and other sources for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that hospital acquisitions have had on these statistics.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Medicare	26.9%	26.8%	27.3%	27.3%
Medicaid	11.1%	10.3%	10.7%	9.3%
Managed Care and other third party payors	50.2%	51.6%	50.4%	52.2%
Self-pay	11.8%	11.3%	11.6%	11.2%

Total	100.0%	100.0%	100.0%	100.0%

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
     Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month and nine-month periods ended September 30, 2010 and 2009.
     Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from CMS and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Similar programs are also being considered by other states. After these supplemental programs are signed into law, we recognize revenue and related expenses in the period in which amounts are estimable and collection is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and included as Medicaid revenue in the table above, and fees, taxes or other program related costs are reflected in other operating costs and expenses.
     The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On August 16, 2010, CMS issued the final rule to adjust this index by 2.6% for hospital inpatient acute care services that are reimbursed under the prospective payment system. The final rule also makes other payment adjustments that, coupled with the 0.25% reduction to hospital inpatient rates implemented pursuant to the Reform Legislation referred to below, yield a net 0.4% reduction in reimbursement for hospital inpatient acute care services beginning October 1, 2010. The Reform Legislation implemented a 0.25% reduction to hospital inpatient rates effective April 1, 2010 and 0.25% reductions to hospital outpatient rates effective January 1, 2010 and January 1, 2011. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues.

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
     The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Expressed as a percentage of net operating revenues)
Consolidated
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(86.7)	(86.7)	(86.6)	(86.7)
Depreciation and amortization	(4.7)	(4.7)	(4.7)	(4.7)

Income from operations	8.6	8.6	8.7	8.6
Interest expense, net	(5.0)	(5.2)	(5.0)	(5.3)
Loss (gain) from early extinguishment of debt	—	—	—	—
Equity in earnings of unconsolidated affiliates	0.3	0.2	0.3	0.4

Income from continuing operations before income taxes	3.9	3.6	4.0	3.7
Provision for income taxes	(1.3)	(1.2)	(1.3)	(1.2)

Income from continuing operations	2.6	2.4	2.7	2.5
Income from discontinued operations, net of taxes	—	—	—	—

Net income	2.6	2.4	2.7	2.5
Less: Net income attributable to noncontrolling interests	(0.4)	(0.5)	(0.5)	(0.5)

Net income attributable to Community Health Systems, Inc.	2.2%	1.9%	2.2%	2.0%

	Three Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2010
Percentage increase (decrease) from same period prior year:
Net operating revenues	5.4%	6.3%
Admissions	(3.0)	(0.5)
Adjusted admissions (b)	(0.2)	1.7
Average length of stay	—	—
Net income attributable to Community Health Systems, Inc. (c)	17.9	18.2
Same-store percentage increase (decrease) from same period prior year (d):
Net operating revenues	3.8%	3.6%
Admissions	(3.6)	(2.4)
Adjusted admissions (b)	(1.3)	(0.7)

(a)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses.

(b)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(c)	Includes income or loss from discontinued operations, if any.

(d)	Includes acquired hospitals to the extent we operated them in both periods.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
     Net operating revenues increased $165.3 million to approximately $3.3 billion for the three months ended September 30, 2010, from approximately $3.1 billion for the three months ended September 30, 2009. Growth from hospitals owned throughout both periods contributed $118.4 million of that increase and hospitals acquired in 2009 and 2010 contributed $46.9 million. On a same-store basis, net operating revenues increased 3.8%. The increased net operating revenues contributed by hospitals that we owned throughout both periods were primarily attributable to general rate and reimbursement increases.
     On a consolidated basis, inpatient admissions decreased by 3.0% and adjusted admissions decreased by 0.2%. On a same-store basis, inpatient admissions decreased by 3.6% during the three months ended September 30, 2010. This decrease in inpatient admissions was due primarily to a decrease in admissions from a less severe flu season as compared to the prior year period, lower birth rates driven by the downturn in the economy, reductions in one day stays and certain service closures during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009.
     Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, remained consistent at 86.7% for each of the three-month periods ended September 30, 2010 and 2009. Salaries and benefits, as a percentage of net operating revenues, remained consistent at 40.1% for each of the three-month periods ended September 30, 2010 and 2009. Provision for bad debts as a percentage of net operating revenues, increased 0.1% to 12.4% for the three months ended September 30, 2010, compared to 12.3% for the three months ended September 30, 2009. Supplies, as a percentage of net operating revenues, decreased 0.3% to 13.6% for the three months ended September 30, 2010, as compared to 13.9% for the three months ended September 30, 2009. This decrease in supplies is due primarily to improved pricing under our group purchasing program. Other operating expenses, as a percentage of net operating revenues, increased 0.2% to 18.6% for the three months ended September 30, 2010, as compared to 18.4% for the three months ended September 30, 2009. This increase is due primarily to an increase in costs associated with new provider tax or hospital fee programs offset by decreases in costs associated with contract labor and malpractice claims. Rent, as a percentage of net operating revenues, remained consistent at 2.0% for each of the three-month periods ended September 30, 2010 and 2009. Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, increased 0.1% to 0.3% for the three months ended September 30, 2010, compared to 0.2% for the three months ended September 30, 2009.
     Depreciation and amortization, as a percentage of net operating revenues, remained consistent at 4.7% for each of the three-month periods ended September 30, 2010 and 2009.
     Interest expense, net, increased by $2.2 million from $161.8 million for the three months ended September 30, 2009 to $164.0 million for the three months ended September 30, 2010. An increase in interest rates during the three months ended September 30, 2010, compared to the three months ended September 30, 2009, resulted in an increase in interest expense of $1.4 million. Additionally, interest expense increased by $1.7 million as a result of less interest being capitalized during the three months ended September 30, 2010, as compared to the three months ended September 30, 2009, as the current year period had fewer major construction projects. These increases were offset by a decrease in interest expense of $0.9 million due to a decrease in our average outstanding debt during the three months ended September 30, 2010, compared to September 30, 2009.
     The net of the above mentioned changes resulted in income from continuing operations before income taxes increasing $13.9 million from $112.4 million for the three months ended September 30, 2009 to $126.3 million for the three months ended September 30, 2010.
     Provision for income taxes increased from $37.1 million for the three months ended September 30, 2009 to $41.5 million for the three months ended September 30, 2010, due primarily to an increase in income from continuing operations before income taxes in the comparable period in 2009, as discussed above. Our effective tax rates were 32.8% and 33.0% for the three months ended September 30, 2010 and 2009, respectively. The decrease in our effective tax rate is primarily the result of a decrease in our effective state tax rate.
     Each of income from continuing operations and net income, as a percentage of net operating revenues, increased from 2.4% for the three months ended September 30, 2009 to 2.6% for the three months ended September 30, 2010. The increase in both income from continuing operations and net income, as a percentage of net operating revenues, is primarily a result of the 0.2% decrease of our interest expense as a percentage of net operating revenues.
     Net income attributable to noncontrolling interests as a percentage of net operating revenues decreased 0.1% to 0.4% for the three months ended September 30, 2010, as compared to 0.5% for the three months ended September 30, 2009.

     Net income attributable to Community Health Systems, Inc. was $70.4 million for the three months ended September 30, 2010, compared to $59.7 million for the three months ended September 30, 2009, representing an increase of 17.9%. The increase in net income is reflective of the impact of the growth in revenue, our ability to maintain operating expenses as a percentage of net operating revenues, and a decrease in non-operating expenses discussed above.
Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
     Net operating revenues increased $567.3 million to approximately $9.6 billion for the nine months ended September 30, 2010, from approximately $9.0 billion for the nine months ended September 30, 2009. Growth from hospitals owned throughout both periods contributed $325.2 million of that increase and hospitals acquired in 2009 and 2010 contributed $242.1 million. On a same-store basis, net operating revenues increased 3.6%. The increased net operating revenues contributed by hospitals that we owned throughout both periods were primarily attributable to general rate and reimbursement increases.
     On a consolidated basis, inpatient admissions decreased by 0.5% and adjusted admissions increased by 1.7%. On a same-store basis, inpatient admissions decreased by 2.4% during the nine months ended September 30, 2010. This decrease in inpatient admissions was due primarily to a decrease in admissions from a less severe flu season as compared to the prior year period, lower birth rates driven by the downturn in the economy, reductions in one day stays and certain service closures during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009.
     Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, decreased 0.1% to 86.6% for the nine months ended September 30, 2010, compared to 86.7% for the nine months ended September 30, 2009. Salaries and benefits, as a percentage of net operating revenues, increased 0.1% to 40.2% for the nine months ended September 30, 2010, compared to 40.1% for the nine months ended September 30, 2009. Provision for bad debts, as a percentage of net operating revenues, increased 0.1% to 12.1% for the nine months ended September 30, 2010, compared to 12.0% for the nine months ended September 30, 2009. Supplies, as a percentage of net operating revenues, decreased 0.2% to 13.7% for the nine months ended September 30, 2010, as compared to 13.9% for the nine months ended September 30, 2009. This decrease in supplies is due primarily to improved pricing under our group purchasing program. Other operating expenses, as a percentage of net operating revenues, decreased 0.1% to 18.6% for the nine months ended September 30, 2010, as compared to 18.7% for the nine months ended September 30, 2009. Rent, as a percentage of net operating revenues, remained consistent at 2.0% for each of the nine-month periods ended September 30, 2010 and 2009. Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased 0.1% to 0.3% for the nine months ended September 30, 2010, compared to 0.4% for the nine months ended September 30, 2009.
     Depreciation and amortization, as a percentage of net operating revenues, remained consistent at 4.7% for each of the nine-month periods ended September 30, 2010 and 2009.
     Interest expense, net, decreased by $0.9 million from $487.2 million for the nine months ended September 30, 2009 to $486.3 million for the nine months ended September 30, 2010. A decrease in our average outstanding debt during the nine months ended September 30, 2010, compared to September 30, 2009, resulted in a decrease in interest expense of $6.3 million. As an offset to this decrease, interest expense increased by $4.4 million as a result of less interest being capitalized during the nine months ended September 30, 2010, as compared to the nine months ended September 30, 2009, as the current year period had fewer major construction projects. Additionally, an increase in interest rates during the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009, resulted in an increase in interest expense of $1.0 million.
     The net of the above mentioned changes resulted in income from continuing operations before income taxes increasing $48.8 million from $330.6 million for the nine months ended September 30, 2009 to $379.4 million for the nine months ended September 30, 2010.
     Provision for income taxes increased from $109.9 million for the nine months ended September 30, 2009 to $123.2 million for the nine months ended September 30, 2010, due primarily to an increase in income from continuing operations before income taxes in the comparable period in 2009, as discussed above. Our effective tax rates were 32.5% and 33.2% for the nine months ended September 30, 2010 and 2009, respectively. The decrease in our effective tax rate is primarily the result of a decrease in our effective state tax rate.
     Each of income from continuing operations and net income, as a percentage of net operating revenues, increased from 2.5% for the nine months ended September 30, 2009 to 2.7% for the nine months ended September 30, 2010. The increase in both income from continuing operations and net income, as a percentage of net operating revenues, is primarily a result of the 0.3% decrease of our interest expense as a percentage of net operating revenues.
     Net income attributable to noncontrolling interests as a percentage of net operating revenues remained consistent at 0.5% for each of the nine-month periods ended September 30, 2010 and 2009.
     Net income attributable to Community Health Systems, Inc. was $210.5 million for the nine months ended September 30, 2010, compared to $178.1 million for the nine months ended September 30, 2009, representing an increase of 18.2%. The increase in net income is reflective of the impact of the revenue growth and decrease in interest expense discussed above.
Liquidity and Capital Resources
     Net cash provided by operating activities decreased $2.4 million, from $900.8 million for the nine months ended September 30, 2009 to $898.4 million for the nine months ended September 30, 2010. The decrease in cash flows, in comparison to the prior year period, is primarily from a decrease in cash flow from the change in accounts receivable of $15.3 million, decrease in cash flow from the change in supplies, prepaid expenses and other current assets of $13.5 million, decreases in cash flow from the change in accounts payable, accrued liabilities and income taxes of $22.3 million and a decrease in other non-cash expenses of $22.1 million. These decreases were offset by an increase in net income of $33.9 million, an increase in depreciation and amortization expense, a non-cash expense of $30.3 million, and an increase in cash flow from the change in other assets and liabilities of $6.6 million.
     The cash used in investing activities was $545.1 million for the nine months ended September 30, 2010, compared to $629.5 million for the nine months ended September 30, 2009. The cash used in investing activities during the nine months ended September 30, 2009 was offset by proceeds received from the sale of a hospital of $89.5 million. Other changes in cash used in investing activities were a decrease in cash used for acquisition of facilities and other related equipment of $144.4 million, a reduction in cash used for purchasing property and equipment of $16.3 million, a decrease in cash used for other non-operating assets of $13.0 million and an increase in proceeds received from the sale of property and equipment of $0.3 million.
     The cash used in financing activities was $130.1 million for the nine months ended September 30, 2010, compared to $59.1 million for the nine months ended September 30, 2009. This increase is due primarily to repurchases of common stock offset by proceeds from the exercise of stock options.
Capital Expenditures
     Cash expenditures related to purchases of facilities were $67.5 million for the nine months ended September 30, 2010, compared to $211.9 million for the nine months ended September 30, 2009. The expenditures during the nine months ended September 30, 2010 were for the purchase of a healthcare system in Marion, South Carolina, the purchase of surgery centers and physician practices, and the settlement of working capital items from a 2009 acquisition. The expenditures during the nine months ended September 30, 2009 included the purchase of a hospital in Siloam Springs, Arkansas, the purchase of a healthcare system in Wilkes-Barre, Pennsylvania, the purchase of the remaining equity in a hospital in El Dorado, Arkansas in which we previously had a noncontrolling interest, the purchase of surgery centers and physician practices, and the settlement of working capital items from a 2008 acquisition.
     Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the nine months ended September 30, 2010 totaled $366.8 million, compared to $394.7 million for the nine months ended September 30, 2009. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals for the nine months ended September 30, 2010 totaled $15.1 million, compared to $3.4 million for the nine months ended September 30, 2009.
     Pursuant to hospital purchase agreements in effect as of September 30, 2010, where required certificate of need approval has been obtained, we are required to build replacement facilities in Valparaiso, Indiana by April 2011 and in Siloam Springs, Arkansas by February 2013. Due to delays in receiving government approved building and zoning permits, the replacement facility in Valparaiso, Indiana is not expected to be completed until the fourth quarter of 2012. Also as required by an amendment to a lease agreement entered into in 2005, we plan to build a replacement facility for Barstow Community Hospital in Barstow, California. Estimated construction costs, including equipment costs, are approximately $318.5 million for these three replacement facilities. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement to our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need from the Alabama Certificate of Need

Review Board, however, this certificate of need remains subject to an appeal process. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280.0 million for the Birmingham replacement facility.
Capital Resources
     Net working capital was approximately $1.4 billion at September 30, 2010, compared to approximately $1.2 billion at December 31, 2009. The $186.8 million increase was primarily attributable to an increase in cash flows from operations.
     In connection with the consummation of the Triad acquisition in July 2007, we obtained approximately $7.2 billion of senior secured financing under a credit facility, or the Credit Facility, with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The Credit Facility consists of an approximately $6.1 billion funded term loan facility with a maturity of seven years, a $300 million delayed draw term loan facility (reduced by us from $400 million) with a maturity of seven years and a $750 million revolving credit facility with a maturity of six years. During the fourth quarter of 2008, $100 million of the delayed draw term loan had been drawn down by us reducing the delayed draw term loan availability to $200 million at December 31, 2008. In January 2009, we drew down the remaining $200 million of the delayed draw term loan. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. The Credit Facility requires quarterly amortization payments of each term loan facility equal to 0.25% of the outstanding amount of the term loans, if any, with the outstanding principal balance payable on July 25, 2014.
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
     As of September 30, 2010, the availability for additional borrowings under our Credit Facility was approximately $750 million pursuant to the revolving credit facility, of which $81.9 million was set aside for outstanding letters of credit.
     During the year ended December 31, 2009, we repurchased on the open market and cancelled $126.5 million of principal amount of our $3.0 billion aggregate principal amount of 8.875% Senior Notes due 2015, or the Notes. This resulted in a net gain from early extinguishment of debt of $2.7 million with an after-tax impact of $1.7 million.
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
     As of September 30, 2010, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 89% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month London Interbank Offered Rate, or LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans under the Credit Facility.

	Notional
	Amount	Fixed Interest	Termination	Fair Value
Swap #	(in 000’s)	Rate	Date	(in 000’s)
1	$100,000	4.9360%	October 4, 2010	$(39)
2	100,000	4.7090%	January 24, 2011	(1,395)
3	300,000	5.1140%	August 8, 2011	(11,336)
4	100,000	4.7185%	August 19, 2011	(3,547)
5	100,000	4.7040%	August 19, 2011	(3,547)
6	100,000	4.6250%	August 19, 2011	(3,465)
7	200,000	4.9300%	August 30, 2011	(7,685)
8	200,000	3.0920%	September 18, 2011	(4,543)
9	100,000	3.0230%	October 23, 2011	(2,397)
10	200,000	4.4815%	October 26, 2011	(7,925)
11	200,000	4.0840%	December 3, 2011	(7,815)
12	100,000	3.8470%	January 4, 2012	(3,899)
13	100,000	3.8510%	January 4, 2012	(3,913)
14	100,000	3.8560%	January 4, 2012	(3,920)
15	200,000	3.7260%	January 8, 2012	(7,600)
16	200,000	3.5065%	January 16, 2012	(7,156)
17	250,000	5.0185%	May 30, 2012	(17,896)
18	150,000	5.0250%	May 30, 2012	(10,771)
19	200,000	4.6845%	September 11, 2012	(15,694)
20	100,000	3.3520%	October 23, 2012	(5,562)
21	125,000	4.3745%	November 23, 2012	(5,930)
22	75,000	4.3800%	November 23, 2012	(9,542)
23	150,000	5.0200%	November 30, 2012	(14,009)
24	200,000	2.2420%	February 28, 2013	(7,309)
25	100,000	5.0230%	May 30, 2013	(11,060)
26	300,000	5.2420%	August 6, 2013	(36,926)
27	100,000	5.0380%	August 30, 2013	(11,952)
28	50,000	3.5860%	October 23, 2013	(3,960)
29	50,000	3.5240%	October 23, 2013	(4,048)
30	100,000	5.0500%	November 30, 2013	(12,775)
31	200,000	2.0700%	December 19, 2013	(7,211)
32	100,000	5.2310%	July 25, 2014	(15,224)
33	100,000	5.2310%	July 25, 2014	(15,224)
34	200,000	5.1600%	July 25, 2014	(29,924)
35	75,000	5.0405%	July 25, 2014	(10,881)
36	125,000	5.0215%	July 25, 2014	(18,048)
37	100,000	2.6210%	July 25, 2014	(5,602)
38	100,000	3.1100%	July 25, 2014	(7,011	) (1)
39	100,000	3.2580%	July 25, 2014	(7,378	) (2)
40	200,000	2.6930%	October 26, 2014	(7,751	) (3)
41	300,000	3.4470%	August 8, 2016	(21,349	) (4)
42	200,000	3.4285%	August 19, 2016	(13,920	) (5)
43	100,000	3.4010%	August 19, 2016	(6,832	) (6)
44	200,000	3.5000%	August 30, 2016	(14,447	) (7)
45	100,000	3.0050%	November 30, 2016	(6,889)

(1)	This interest rate swap becomes effective October 4, 2010, concurrent with the termination of swap #1.

(2)	This interest rate swap becomes effective January 24, 2011, concurrent with the termination of swap #2.

(3)	This interest rate swap becomes effective October 26, 2011, concurrent with the termination of swap #10.

(4)	This interest rate swap becomes effective August 8, 2011, concurrent with the termination of swap #3.

(5)	This interest rate swap becomes effective August 19, 2011, concurrent with the termination of swap #4 and #6.

(6)	This interest rate swap becomes effective August 19, 2011, concurrent with the termination of swap #5.

(7)	This interest rate swap becomes effective August 30, 2011, concurrent with the termination of swap #7.
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
     We believe that internally generated cash, availability for additional borrowings under our Credit Facility of $750 million (consisting of a $750 million revolving credit facility, of which $81.9 million is set aside for outstanding letters of credit as of September 30, 2010) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $600 million, our ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations), and our continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash, borrowings under our Credit Facility, as well as access to bank credit and capital markets, will be available to us beyond the next 12 months and into the foreseeable future. We are currently exploring financing alternatives, including a possible amendment and partial extension of our existing Credit Facility.

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
     The ratio of earnings to fixed charges for the nine months ended September 30, 2010 is as follows:

Nine Months
Ended
September 30, 2010
Ratio of earnings to fixed charges(1)	1.67	x

(1)	There are no shares of preferred stock outstanding.
Off-balance Sheet Arrangements
     Our consolidated operating results for the nine months ended September 30, 2010 and 2009, included $220.1 million and $214.6 million, respectively, of net operating revenues and $14.5 million and $14.4 million, respectively, of income from operations generated from six hospitals operated by us under operating lease arrangements. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the respective assets and the future lease obligations under these arrangements are not recorded on our condensed consolidated balance sheet. Lease costs under these arrangements are included in rent expense and totaled approximately $11.6 million for the nine months ended September 30, 2010, compared to $12.4 million for the nine months ended September 30, 2009. The current terms of these operating leases expire between June 2012 and December 2020, not including lease extension options. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.
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
     During the quarter ended September 30, 2010, we entered into an agreement with the lessor of Cleveland Regional Medical Center, or Cleveland Regional, our leased facility in Cleveland, TX, to exchange our ownership interest in certain real estate at Hill Regional Medical Center, or Hill Regional, in Hillsboro, TX for the lessor’s ownership interest in the real estate at Cleveland Regional. The related lease agreement was amended to incorporate Hill Regional as a leased asset with no change to the remaining lease term or payment schedule. No monetary consideration was exchanged in this transaction, and the transaction qualifies as a non-taxable, like-kind exchange under the regulations in Section 1031 of the Internal Revenue Code. The assets of Cleveland Regional are included in the condensed consolidated balance sheet at fair value on the date of this transaction, however, as a result of our continuing involvement in the Hill Regional assets, the exchange with the lessor does not qualify for sale treatment under U.S. GAAP. Accordingly, the transaction has been accounted for as a financing obligation and the assets of Hill Regional will remain on the condensed consolidated balance sheet as assets recorded under a financing obligation. Starting in the fourth quarter of 2010, future payments under the lease will be amortized against the financing obligation rather than recorded as rent expense.
Noncontrolling Interests
     We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of September 30, 2010, we have hospitals in 25 of the markets we serve with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also has a non-profit entity as a partner. In addition, we own three other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $384.1 million and $368.9 million as of September 30, 2010 and December 31, 2009, respectively. Noncontrolling interests in equity of consolidated subsidiaries was $64.3 million and $64.8 million as of September 30, 2010 and December 31, 2009, respectively. The amount of net income attributable to noncontrolling interests was $14.5 million and $15.6 million for the three months ended September 30, 2010 and 2009, respectively, and $45.7 million and $44.2 million for the nine months ended September 30, 2010 and 2009, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we will not introduce physician ownership at any of our wholly-owned facilities or increase the aggregate percentage of physician ownership in any of our existing joint ventures.

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
Third Party Reimbursement
     Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% from our estimated reimbursement percentage, net income for the nine months ended September 30, 2010 would have changed by approximately $28.0 million, and net accounts receivable would have changed by $44.3 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month and nine-month periods ended September 30, 2010 and 2009.

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
     Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% from our estimated collection percentage as a result of a change in expected recoveries, net income for the nine months ended September 30, 2010 would have changed by $16.3 million, and net accounts receivable would have changed by $25.9 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, and the impact of recent acquisitions and dispositions.
     Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $2.0 billion and $1.9 billion at September 30, 2010 and December 31, 2009, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.
     All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.
     Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.
     Days revenue outstanding was 47 days and 48 days at September 30, 2010 and December 31, 2009, respectively. Our target range for days revenue outstanding is 46 to 56 days.
     Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $6.7 billion and $6.1 billion as of September 30, 2010 and December 31, 2009, respectively.

     The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor category is as follows:

	As of
	September 30,	December 31,
	2010	2009
Insured receivables	62.5%	62.4%
Self-pay receivables	37.5%	37.6%

Total	100.0%	100.0%
     For the hospital segment, the combined total of the allowance for doubtful accounts and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 83% at September 30, 2010 and 82% at December 31, 2009. If the receivables that have been written-off but where collections are still being pursued by outside collection agencies were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 91% and 90% at September 30, 2010 and December 31, 2009, respectively.
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
     There have been no significant changes in our estimate of the reserve for professional liability claims during the three and nine months ended September 30, 2010.

   Income Taxes
     We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize these deferred tax assets, subject to the valuation allowance we have established.
     The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $8.5 million as of September 30, 2010. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income as income tax expense. During the nine months ended September 30, 2010, we decreased liabilities by $0.5 million and interest and penalties by approximately $0.3 million. A total of approximately $1.7 million of interest and penalties is included in the amount of liability for uncertain tax positions at September 30, 2010.
     We believe it is reasonably possible that approximately $1.4 million of our current unrecognized tax benefit may be recognized within the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities.
     We, or one or more of our subsidiaries, file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We have extended the federal statute of limitations for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003. We are currently under examination by the Internal Revenue Service, or IRS, regarding the federal tax return of Triad for the tax periods ended December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. We believe the results of this examination will not be material to our consolidated results of operations or consolidated financial position. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2006 and federal income tax examinations with respect to Community Health Systems, Inc. federal returns for years prior to 2007. Our federal income tax returns for the 2007 and 2008 tax years are currently under examination by the IRS. We believe the results of this examination will not be material to our consolidated results of operations or consolidated financial position.
     Prior to January 1, 2009, income attributable to noncontrolling interests was deducted from earnings before arriving at income from continuing operations. With the adoption of certain updates to U.S. GAAP related to consolidations effective January 1, 2009, the income attributable to noncontrolling interests has been reclassified below net income and therefore is no longer deducted in arriving at income from continuing operations. However, the provision for income taxes does not change because those less than wholly-owned consolidated subsidiaries attribute their taxable income to their respective investors. Accordingly, we will not pay tax on the income attributable to the noncontrolling interests. As a result of separately reporting income that is taxed to others, our effective tax rate on continuing operations before income taxes, as reported on the face of the financial statements, is 32.8% and 33.0% for the three months ended September 30, 2010 and 2009, respectively, and 32.5% and 33.2% for the nine months ended September 30, 2010 and 2009, respectively. However, the actual effective tax rate that is attributable to our share of income from continuing operations before income taxes (income from continuing operations before income taxes, as presented on the face of the condensed consolidated statement of income, less income from continuing operations attributable to noncontrolling interests of $14.5 million and $15.6 million for the three months ended September 30, 2010 and 2009, respectively, and $45.7 million and $43.8 million for the nine months ended September 30, 2010 and 2009, respectively) is 37.1% and 38.3% for the three months ended September 30, 2010 and 2009, respectively, and 36.9% and 38.3% for the nine months ended September 30, 2010 and 2009, respectively.
Recent Accounting Pronouncements
     In August 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-24, which provides clarification to companies in the healthcare industry on the accounting for professional liability insurance. This ASU states that receivables related to insurance recoveries should not be netted against the related claim liability and such claim liabilities should be determined without considering insurance recoveries. This ASU is effective for fiscal years beginning after December 15, 2010 and will be adopted by us in the first quarter of 2011. We are currently assessing the potential impact that the adoption of this ASU will have on our consolidated results of operations and consolidated financial position.
     In August 2010, the FASB issued ASU 2010-23, which requires a company in the healthcare industry to use its direct and indirect costs of providing charity care as the measurement basis for charity care disclosures. This ASU also requires additional disclosures of the method used to identify such costs. This ASU is effective for fiscal years beginning after December 15, 2010 and will be adopted by us in the first quarter of 2011. This ASU will have no impact on our consolidated results of operations and consolidated financial position.

FORWARD-LOOKING STATEMENTS
     Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions, are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include, but are not limited to, the following:
•	general economic and business conditions, both nationally and in the regions in which we operate;

•	implementation and effect of potential and recently-adopted federal and state healthcare legislation;

•	risks associated with our substantial indebtedness, leverage and debt service obligations;

•	demographic changes;

•	changes in, or the failure to comply with, governmental regulations;

•	potential adverse impact of known and unknown government investigations, audits and Federal and State False Claims Act litigation;

•	our ability, where appropriate, to enter into and maintain managed care provider arrangements and the terms of these arrangements;

•	changes in, or the failure to comply with, managed care provider contracts could result in disputes and changes in reimbursement that could be applied retroactively;

•	changes in inpatient or outpatient Medicare and Medicaid payment levels;

•	increases in the amount and risk of collectability of patient accounts receivable;

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply costs due to market pressure from pharmaceutical companies and new product releases;

•	liabilities and other claims asserted against us, including self-insured malpractice claims;

•	competition;

•	our ability to attract and retain, without significant employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers;

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals;

•	changes in medical or other technology;

•	changes in U.S. GAAP;

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to successfully acquire additional hospitals and complete the sale of hospitals held for sale;

•	our ability to successfully integrate any acquired hospitals or to recognize expected synergies from such acquisitions;

•	our ability to obtain adequate levels of general and professional liability insurance; and

•	timeliness of reimbursement payments received under government programs.
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
     A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $1.7 million and $0.3 million for the three months ended September 30, 2010 and 2009, respectively, and $5.2 million and $1.7 million for the nine months ended September 30, 2010 and 2009, respectively.
Item 4. Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended), as of the end of the period covered by this report. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be included in this report has been recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be included in this report was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2010, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Community Health Systems, Inc. Legal Proceedings
     On February 10, 2006, we received a letter from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 2006 letter focused on our hospitals in three states: Arkansas, New Mexico, and South Carolina. On August 31, 2006, we received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to the Company’s three hospitals in that state. Through the beginning of 2009, we provided the Department of Justice with requested documents, met with its personnel on numerous occasions, and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified us that it believed that we and these three New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. At one point, the Civil Division calculated that the three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million and said that if it proceeded to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc., pending in the United States District Court for the District of New Mexico. The federal government filed its complaint in intervention on June 30, 2009. The relator filed a second amended complaint on July 1, 2009. Both of these complaints expand the time period during which alleged improper payments were made. We filed motions to dismiss all of the federal government’s and the relator’s claims on August 28, 2009. On March 19, 2010, the court granted in part and denied in part our motion to dismiss as to the relator’s complaint. On July 7, 2010, the court denied our motion to dismiss the federal government’s complaint in intervention. We have filed our answer and pretrial discovery will begin. We are vigorously defending this action.
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
     On April 19, 2009, we were served in Roswell, New Mexico with an answer and counterclaim in the case of Roswell Hospital Corporation d/b/a Eastern New Mexico Medical Center vs. Patrick Sisneros and Tammie McClain (sued as Jane Doe Sisneros). The case was originally filed as a collection matter. The counterclaim was filed as a putative class action and alleged theories of breach of contract, unjust enrichment, misrepresentation, prima facie tort, Fair Trade Practices Act and violation of the New Mexico RICO statute. On May 7, 2009, the hospital filed a notice of removal to federal court. On July 27, 2009, the case was remanded to state court for lack of a federal question. A motion to dismiss and a motion to dismiss misjoined counterclaim plaintiffs were filed on October 20, 2009. These motions were denied. Extensive discovery has been conducted. A motion for class certification for all uninsured patients was heard on March 3 through March 5, 2010 and on April 13, 2010, the state district court judge certified the case as a class action. Discovery is ongoing. We are vigorously defending this action.
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
     On September 20, 2010, we received a letter from the U.S. Department of Justice, Civil Division, advising us that an investigation is being conducted to determine whether certain hospitals have improperly submitted claims for payment for implantable cardioverter defibrillators, or ICD. The period of time covered by the investigation is 2003 to the present. The letter states that the Department of Justice’s data indicates that many of our hospitals have claims that need to be reviewed to determine if Medicare payment was appropriate. We understand that the Department of Justice has submitted similar requests to many other hospitals and hospital systems across the country as well as to the ICD manufacturers themselves. We are fully cooperating with the government in this investigation. Because we are in the early stages of this investigation, we are unable to evaluate the outcome of this investigation.
Triad Hospitals, Inc. Legal Proceedings
     In a case styled U.S. ex rel. Bartlett vs. Quorum Health Resources, Inc., et al., pending in the Western District of Pennsylvania, Johnstown Division, the relator alleges in his second amended complaint, filed in January 2006 (the first amended complaint having been dismissed), that Quorum conspired with an unaffiliated hospital to pay an illegal remuneration in violation of the anti-kickback statute and the Stark laws, thus causing false claims to be filed. A renewed motion to dismiss that was filed in March 2006 asserting that the second amended complaint did not cure the defects contained in the first amended complaint. In September 2006, the hospital and one of the other defendants affiliated with the hospital filed for protection under Chapter 11 of the federal bankruptcy code, which imposed an automatic stay on proceedings in the case. Relators entered into a settlement agreement with the hospital, subject to confirmation of the hospital’s reorganization plan. The District Court conducted a status conference on January 30, 2009 and later convened another conference on March 30, 2009 and heard arguments on whether to proceed with a motion to dismiss, but did not make a ruling. The government and relator have reached a settlement with the hospital. Our motion to dismiss is still pending. We believe this case is without merit and will continue to vigorously defend it.
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
     (b.) N/A
     (c.) The following table contains information about our purchases of common stock during the three months ended September 30, 2010.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans(a)	Plans or Programs(a)
July 1, 2010 – July 31, 2010	1,173,000	$34.00	1,173,000	1,471,000

August 1, 2010 – August 31, 2010	1,421,000	33.33	1,421,000	50,000

September 1, 2010 – September 30, 2010	270,800	30.77	270,800	3,729,200

Total	2,864,800	$33.36	2,864,800	3,729,200

(a)	On December 9, 2009, we commenced the predecessor open market repurchase program for up to 3,000,000 shares of our common stock not to exceed $100 million in purchases. This program has concluded since purchases approximately totaled the permitted maximum dollar amount. During the three months ended September 30, 2010, we repurchased and retired 2,608,528 shares at a weighted-average price of $33.62 per share under this program. During the nine months ended September 30, 2010, we repurchased and retired 2,964,528 shares at a weighted-average price of $33.69 per share, which is the cumulative number of shares that have been repurchased under this program.

On September 15, 2010, we commenced a new open market repurchase program for up to 4,000,000 shares of our common stock, not to exceed $100 million in repurchases. This program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased or when the maximum dollar amount has been expended. During both the three and nine months ended September 30, 2010, we repurchased and retired 256,272 shares at a weighted-average price of $30.76 per share, which is the cumulative number of shares that have been repurchased under this program through September 30, 2010.

     We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. As of September 30, 2010, our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $400 million in the aggregate (but not in excess of $200 million unless we receive confirmation from Moody’s and S&P that dividends or repurchases would not result in a downgrade, qualification or withdrawal of the then corporate credit rating). The indenture governing our Notes also limits our ability to pay dividends and/or repurchase stock. As of September 30, 2010, under the most restrictive test under these agreements, we have approximately $43.9 million remaining available with which to pay permitted dividends and/or make stock and Note repurchases.
Item 3. Defaults Upon Senior Securities
     None
Item 4. (Removed and Reserved)
Item 5. Other Information
     None

Item 6. Exhibits

No.	Description
4.1	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of September 30, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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
T. Mark Buford
Senior Vice President and Chief Accounting Officer (principal accounting officer)
Date: October 29, 2010

Index to Exhibits

No.	Description
4.1	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of September 30, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema Document*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document*

101.LAB	XBRL Taxonomy Extension Label Linkbase Document*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document*

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.