Form 10-K
period 2010-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2011-02-25
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $3,231,059,649. Market value is determined by reference to the closing price on June 30, 2010 of the Registrant’s Common Stock as reported by the New York Stock Exchange. The Registrant does not (and did not at June 30, 2010) have any non-voting common stock outstanding. As of February 17, 2011, there were 92,752,536 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this annual report is incorporated by reference from portions of the Registrant’s definitive proxy statement for its 2011 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2010.

FORM 10-K ANNUAL REPORT

COMMUNITY HEALTH SYSTEMS, INC.
Year ended December 31, 2010

		Page

PART I
Item 1.	Business	1
Item 1A.	Risk Factors	24
Item 1B.	Unresolved Staff Comments	32
Item 2.	Properties	32
Item 3.	Legal Proceedings	37
Item 4.	(Removed and Reserved)	39

PART II
Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	39
Item 6.	Selected Financial Data	41
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	42
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk	65
Item 8.	Financial Statements and Supplementary Data	66
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	123
Item 9A.	Controls and Procedures	123
Item 9B.	Other Information	123

PART III
Item 10.	Directors and Executive Officers of the Registrant	126
Item 11.	Executive Compensation	126
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	126
Item 13.	Certain Relationships and Related Transactions	126
Item 14.	Principal Accountant Fees and Services	126

PART IV
Item 15.	Exhibits and Financial Statement Schedules	126
EX-4.23
EX-4.24
EX-10.14
EX-12
EX-21
EX-23.1
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I

Item 1.	Business of Community Health Systems, Inc.

Overview of Our Company

We are the largest publicly-traded operator of hospitals in the United States in terms of number of facilities and net operating revenues. We were incorporated in 1996 as a Delaware corporation. We provide healthcare services through the hospitals that we own and operate in non-urban and selected urban markets throughout the United States. As of December 31, 2010, we owned or leased 130 hospitals, including four stand-alone rehabilitation or psychiatric hospitals. These hospitals are geographically diversified across 29 states, with an aggregate of 19,372 licensed beds. We generate revenues by providing a broad range of general and specialized hospital healthcare services to patients in the communities in which we are located. Services provided by our hospitals include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic, psychiatric and rehabilitation services. As part of providing these services, we also own physician practices, imaging centers and ambulatory surgery centers. Through our management and operation of these businesses, we provide standardization and centralization of operations across key business areas; strategic assistance to expand and improve services and facilities; implementation of quality of care improvement programs; and assistance in the recruitment of additional physicians to the markets in which our hospitals are located. In a number of our markets, we have partnered with local physicians or not-for-profit providers, or both, in the ownership of our facilities. In addition to our hospitals and related businesses, we also own and operate 64 licensed home care agencies and 25 hospice agencies, located primarily in markets where we also operate a hospital. Also, through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. The home care agencies and the hospital management services businesses constitute operating segments, but are not considered reportable segments since they do not meet the quantitative thresholds for a separate identifiable reportable segment. The financial information for our reportable operating segments is presented in Note 14 of the Notes to our Consolidated Financial Statements included under Item 8 of this Report.

Our strategy has also included growth by acquisition. We generally target hospitals in growing, non-urban and selected urban healthcare markets for acquisition because of their favorable demographic and economic trends and competitive conditions. Because these service areas have smaller populations, there are generally fewer hospitals and other healthcare service providers in these communities and generally a lower level of managed care presence in these markets. We believe that smaller populations support less direct competition for hospital-based services. Also, we believe that these communities generally view the local hospital as an integral part of the community.

During 2010, we fully resumed our acquisition strategy by acquiring five hospitals. We had limited our acquisition activity after our acquisition of Triad Hospitals, Inc., or Triad, in 2007.

Throughout this Form 10-K, we refer to Community Health Systems, Inc., or the Parent Company, and its consolidated subsidiaries in a simplified manner and on a collective basis, using words like “we” and “our.” This drafting style is suggested by the Securities and Exchange Commission, or SEC, and is not meant to indicate that the publicly-traded Parent Company or any other subsidiary of the Parent Company owns or operates any asset, business or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc.

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

We have included the Chief Executive Officer and the Chief Financial Officer certifications regarding the public disclosure required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 as Exhibits 31.1, 31.2, 32.1 and 32.2 of this report.

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

Increase Revenue at Our Facilities

Overview.  We seek to increase revenue at our facilities by providing a broader range of services in a more attractive care setting, as well as by supporting and recruiting physicians. We identify the healthcare needs of the community by analyzing demographic data and patient referral trends. We also work with local hospital boards, management teams, and medical staffs to determine the number and type of additional physician specialties needed. Our initiatives to increase revenue include:

•	recruiting and/or employing additional primary care physicians and specialists;

•	expanding the breadth of services offered at our hospitals and in the communities in which we operate through targeted capital expenditures and physician alignment to support the addition of more complex services, including orthopedics, cardiovascular services and urology; and

•	providing the capital to invest in technology and the physical plant at the facilities, particularly in our emergency rooms, surgery departments, critical care departments and diagnostic services.

Physician Recruiting.  The primary method of adding or expanding medical services is the recruitment of new physicians into the community. A core group of primary care physicians is necessary as an initial contact point for all local healthcare. The addition of specialists who offer services, including general surgery, obstetrics and gynecology, cardiovascular services, orthopedics and urology, completes the full range of medical and surgical services required to meet a community’s core healthcare needs. At the time we acquire a hospital and from time to time thereafter, we identify the healthcare needs of the community by analyzing demographic data and patient referral trends. As a result of this analysis, we are able to determine what we believe to be the optimum mix of primary care physicians and specialists. We employ recruiters at the corporate level to support the local hospital managers in their recruitment efforts. We have increased the number of physicians affiliated with us through our recruiting efforts, net of turnover, by approximately 935 in 2010, 772 in 2009 and 686 in 2008. The percentage of recruited or other physicians commencing practice with us that were specialists was over 50% in 2010. Additionally, in response to the recent trend in physicians seeking employment, we have begun employing more physicians, including, in some instances, acquiring physician practices. However, most of the physicians in our communities remain in private practice and are not our employees. We have been successful in recruiting physicians because of the practice opportunities afforded physicians in our markets, as well as lower managed care penetration as compared to larger urban areas.

Emergency Room Initiatives.  Approximately 60% of our hospital admissions originate in the emergency room. Therefore, we systematically take steps to increase patient flow in our emergency rooms as a means of optimizing utilization rates for our hospitals. Furthermore, our patients’ impression of our overall operations is substantially influenced by our emergency rooms since generally that is our patients’ first experience with our hospitals. The steps we take to increase patient flow in our emergency rooms include renovating and expanding our emergency room facilities, improving service and reducing waiting times, as well as publicizing our emergency room capabilities in the local community. We have expanded or renovated 13 of our emergency rooms during the past three years, including four in 2010. We have also implemented marketing campaigns that emphasize the speed, convenience and quality of our emergency rooms to enhance each community’s awareness of our emergency room services.

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

Expansion of Services.  In an effort to better meet the healthcare needs of the communities we serve and to capture a greater portion of the healthcare spending in our markets, we have added a broad range of services to our facilities and in certain markets, acquired physician practices to broaden our service offerings. These services range from various types of diagnostic equipment capabilities to additional and renovated emergency rooms, surgical and critical care suites and specialty services. For example, we spent approximately $119.6 million on 35 major construction projects that were completed in 2010. The 2010 projects included new emergency rooms, cardiac cathertization laboratories, intensive care units, hospital additions and surgical suites. These projects improved various diagnostic and other inpatient and outpatient service capabilities. We continue to believe that appropriate capital investments in our facilities combined with the development of our service capabilities will reduce the migration of patients to competing providers while providing an attractive return on investment. We also employ a small group of clinical consultants at our corporate headquarters to assist the hospitals in their development of surgery, emergency, critical care, cardiovascular and hospitalist services. In addition to spending capital on expanding services at our existing hospitals, we also build replacement facilities in certain markets to better meet the healthcare needs in those communities. In 2010, we spent $34.7 million on construction projects related to three replacement hospitals that we are required to build pursuant to either a hospital purchase agreement or an amendment to a lease agreement. In addition, in September 2010, we received approval of our request for a certificate of need from the Alabama Certificate of Need Review Board for the construction of a replacement hospital in Birmingham, Alabama. This certificate of need remains subject to an appeal process. The total cost of these four replacement hospitals is estimated to be $598.5 million.

Managed Care Strategy.  Managed care has seen growth across the U.S. as health plans expand service areas and membership in an attempt to control rising medical costs. As we service primarily non-urban markets, we do not have significant relationships with managed care organizations, including Medicare Advantage. We have responded with a proactive and carefully considered strategy developed specifically for each of our facilities. Our experienced corporate managed care department reviews and approves all managed care contracts, which are organized and monitored using a central database. The primary mission of this department is to select and evaluate appropriate managed care opportunities, manage existing reimbursement arrangements and negotiate increases. Generally, we do not intend to enter into capitated or risk sharing contracts. However, some purchased hospitals have risk sharing contracts at the time we acquire them. We seek to discontinue these contracts to eliminate risk retention related to payment for patient care. We do not believe that we have, at the present time, any risk sharing contracts that would have a material impact on our results of operations.

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

•	Billing and Collections. We have adopted standard policies and procedures with respect to billing and collections. We have also automated and standardized various components of the collection cycle, including statement and collection letters and the movement of accounts through the collection cycle. Upon completion of an acquisition, our management information system team converts the hospital’s existing information system to our standardized system. This enables us to quickly implement our business controls and cost containment initiatives.

•	Physician Support. We support our newly recruited physicians to enhance their transition into our communities. All newly recruited physicians who enter into contracts with us are required to attend a three-day introductory seminar that covers issues involved in starting up a practice. We have also implemented physician practice management seminars, webinars and other training. We host these seminars monthly.

•	Procurement and Materials Management. We have standardized and centralized our operations with respect to medical supplies, equipment and pharmaceuticals used in our hospitals. We have a participation agreement with HealthTrust Purchasing Group, L.P., or HealthTrust, a group purchasing organization, or GPO. HealthTrust contracts with certain vendors who supply a substantial portion of our medical supplies, equipment and pharmaceuticals. Our agreement with HealthTrust extends to January 2012, with automatic renewal terms of one year unless either party terminates by giving notice of non-renewal.

•	Facilities Management. We have standardized interiors, lighting and furniture programs. We have also implemented a standard process to initiate, evaluate and complete construction projects. Our corporate staff monitors all construction projects, and reviews and pays all construction project invoices. Our initiatives in this area have reduced our construction costs while maintaining the same level of quality and have shortened the time it takes us to complete these projects.

•	Other Initiatives. We have also improved margins by implementing standard programs with respect to ancillary services in areas, including emergency rooms, pharmacy, laboratory, imaging, home care, skilled nursing, centralized outpatient scheduling and health information management. We have improved quality and reduced costs associated with these services by improving contract terms and standardizing information systems. We work to identify and communicate best practices and monitor these improvements throughout the Company.

•	Internal Controls Over Financial Reporting. We have centralized many of our significant internal controls over financial reporting and standardized those other controls that are performed at our hospital

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

Our case and resource management program integrates the functions of utilization review, discharge planning, overall clinical management and resource management into a single effort to improve the quality and efficiency of care. Issues evaluated in this process include patient treatment, patient length of stay and utilization of resources.

Under our case and resource management program, patient care begins with a clinical assessment of the appropriate level of care, discharge planning and medical necessity for planned services. Beginning when a patient presents to the hospital, we conduct ongoing reviews for medical necessity using appropriateness criteria. We reassess and adjust discharge plan options as the needs of the patient change. We closely monitor cases to prevent delayed service or inappropriate utilization of resources. Once the patient attains clinical improvement, we work with the attending physician to evaluate further needs for acute care treatment through discussions with the facility’s physician advisor. Finally, we refer the patient to the appropriate post-hospitalization resources.

Improve Quality

We have implemented various programs to ensure continuous improvement in the quality of care provided. We have developed training programs for all senior hospital management, chief nursing officers, quality directors, physicians and other clinical staff. We share information among our hospital management to implement best practices and assist in complying with regulatory requirements. We have standardized accreditation documentation and requirements. All hospitals conduct patient, physician and staff satisfaction surveys to help identify methods of improving the quality of care.

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

To ensure the experience of our emergency room patients meets our service and quality expectations, we have implemented a program to contact each patient as a follow-up to the services they received. We verify that patients were able to obtain any prescriptions and outpatient appointments recommended at discharge. We also ensure that their symptoms have abated and that they understood the discharge instructions given at the hospital. Through this program, we placed in excess of one million follow-up calls in 2010.

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

In each year since 1997, we have met or exceeded our acquisition goals. Occasionally, we have pursued acquisition opportunities outside of our specified criteria when such opportunities have had uniquely favorable characteristics. In the fourth quarter of 2008, we completed the acquisition of a two hospital system located in Spokane, Washington. In 2009, we acquired two hospitals located in Wilkes-Barre, Pennsylvania and one hospital in Siloam Springs, Arkansas and purchased the remaining equity in a hospital located in El Dorado, Arkansas in which we previously had a noncontrolling interest. In 2010, we acquired five hospitals located in Marion, South Carolina, Youngstown, Ohio, Warren, Ohio and Bluefield, West Virginia.

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

At the time we acquire a hospital, we may commit to an amount of capital expenditures, such as a replacement facility, renovations, or equipment over a specified period of time. As obligations under two hospital purchase agreements in effect as of December 31, 2010, we are required to build a replacement facility in Valparaiso, Indiana by April 2011 and in Siloam Springs, Arkansas by February 2013. Due to delays in receiving government approved building and zoning permits, the replacement facility in Valparaiso, Indiana is not expected to be completed until the fourth quarter of 2012. Also, as required by an amendment to a lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location. Estimated construction costs, including equipment costs, are approximately $318.5 million for these three replacement facilities, of which approximately $47.4 million has been incurred to date. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement to our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need from the Alabama Certificate of Need Review Board; however, this certificate of need remains subject to an appeal process. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280.0 million for the Birmingham replacement facility, of which approximately $1.3 million has been incurred to date. Under other purchase agreements in effect as of December 31, 2010, we have committed to spend $540.5 million, generally over a five to seven year period after acquisition, for costs such as capital improvements, equipment, selected leases and physician recruiting. Through December 31, 2010, we have incurred approximately $184.5 million related to these commitments.

On December 9, 2010, we announced that we made an offer to acquire Tenet Healthcare Corporation, or Tenet, for $6.00 per share, including $5.00 per share in cash and $1.00 per share in our common stock, which represented a premium of 40% over Tenet’s closing stock price on December 9, 2010. The total value of the transaction at this offering price would be approximately $7.3 billion, including $3.3 billion of acquired equity and approximately $4.0 billion of assumed long-term debt. The offer was made in a letter to Tenet’s Board of Directors on November 12, 2010, and rejected by Tenet on December 6, 2010. On December 20, 2010, we announced our intention to nominate directors for election at the 2011 Annual Meeting of Tenet, and on January 14, 2011, a full slate of 10 independent director nominees was nominated. Tenet’s entire Board is up for reelection at the 2011 Annual Meeting, which has been scheduled for November 3, 2011. There can be no assurance that such a transaction will be completed or, if completed, on what terms.

Industry Overview

The Centers for Medicare and Medicaid Services, or CMS, reported that in 2009 total U.S. healthcare expenditures grew by 4.0% to approximately $2.5 trillion. CMS also projected total U.S. healthcare spending to grow by 5.1% in 2010 and by an average of 6.3% annually from 2009 through 2019. By these estimates, healthcare expenditures will account for approximately $4.6 trillion, or 19.6% of the total U.S. gross domestic product, by 2019.

Hospital services, the market in which we operate, is the largest single category of healthcare at 30% of total healthcare spending in 2009, or approximately $759.1 billion, as reported by CMS. CMS projects the hospital services category to grow by at least 4.2% per year through 2019. It expects growth in hospital healthcare spending to continue due to the aging of the U.S. population and consumer demand for expanded medical services. As hospitals remain the primary setting for healthcare delivery, CMS expects hospital services to remain the largest category of healthcare spending.

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

Patients needing the most complex care are more often served by the larger and/or more specialized urban hospitals. We believe opportunities exist in selected urban markets to create networks between urban hospitals and non-urban hospitals in order to expand the breadth of services offered in the non-urban hospitals while improving physician alignment in those markets and making it more attractive to managed care.

Hospital Industry Trends

Demographic Trends.  According to the U.S. Census Bureau, there are presently approximately 39.6 million Americans aged 65 or older in the U.S. who comprise approximately 12.9% of the total U.S. population. By the year 2030, the number of Americans aged 65 or older is expected to climb to 72.1 million, or 19.3% of the total population. Due to the increasing life expectancy of Americans, the number of people aged 85 years and older is also expected to increase from 5.6 million to 8.7 million by the year 2030. This increase in life expectancy will increase demand for healthcare services and, as importantly, the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among the main beneficiaries of this increase in demand. Based on data compiled for us, the populations of the service areas where our hospitals are located grew by 25.0% from 1990 to 2009 and are expected to grow by 4.6% from 2009 to 2014. The number of people aged 65 or older in these service areas grew by 26.6% from 1990 to 2009 and is expected to grow by 15.2% from 2009 to 2014.

Consolidation.  In addition to our own acquisitions in recent years, consolidation activity in the hospital industry, primarily through mergers and acquisitions involving both for-profit and not-for-profit hospital systems, is continuing. Reasons for this activity included:

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

The healthcare industry is also undergoing consolidation, first, in anticipation of, and second, in reaction to, efforts to reform the payment system. Hospital systems are acquiring physician practices and other outpatient and sub acute providers to position themselves for readmission, bundling and other payment restructuring. Similarly, payors are consolidating and acquiring disease management service providers in an effort to offer more competitive programs.

Selected Operating Data

The following table sets forth operating statistics for our hospitals for each of the years presented, which are included in our continuing operations. Statistics for 2010 include a full year of operations for 125 hospitals and partial periods for five hospitals acquired during the year. Statistics for 2009 include a full year of operations for 121 hospitals and partial periods for three hospitals acquired during the year and one hospital in which we previously had a noncontrolling interest and purchased the remaining interest during the year. Statistics for 2008 include a full year of operations for 119 hospitals and partial periods for two hospitals acquired during the year. Statistics for hospitals which have been sold are excluded from all periods presented.

	Year Ended December 31,
	2010	2009	2008
	(Dollars in thousands)

Consolidated Data
Number of hospitals (at end of period)	130	125	121
Licensed beds (at end of period)(1)	19,372	18,140	17,411
Beds in service (at end of period)(2)	16,622	15,897	15,194
Admissions(3)	693,382	692,569	668,526
Adjusted admissions(4)	1,308,334	1,275,888	1,207,756
Patient days(5)	2,948,876	2,937,194	2,835,795
Average length of stay (days)(6)	4.3	4.2	4.2
Occupancy rate (beds in service)(7)	50.0%	51.3%	52.3%
Net operating revenues	$12,986,500	$12,107,613	$10,919,095
Net inpatient revenues as a % of total net operating revenues	48.9%	50.1%	50.2%
Net outpatient revenues as a % of total net operating revenues	48.9%	47.6%	47.5%
Net income attributable to Community Health Systems, Inc.	$279,983	$243,150	$218,304
Net income attributable to Community Health Systems, Inc. as a % of total net operating revenues	2.2%	2.0%	2.0%

Liquidity Data
Adjusted EBITDA(8)	$1,770,199	$1,671,397	$1,513,329
Adjusted EBITDA as a % of total net operating revenues(8)	13.6%	13.8%	13.9%
Net cash flows provided by operating activities	$1,188,730	$1,076,429	$1,056,581
Net cash flows provided by operating activities as a % of total net operating revenues	9.2%	8.9%	9.7%
Net cash flows used in investing activities	$(1,044,310)	$(867,182)	$(665,471)
Net cash flows used in financing activities	$(189,792)	$(85,361)	$(304,029)

See pages 10 and 11 for footnotes.

	Year Ended December 31,		(Decrease)
	2010	2009	Increase
	(Dollars in thousands)

Same-Store Data(9)
Admissions(3)	675,086	692,569	(2.5)%
Adjusted admissions(4)	1,269,467	1,275,888	(0.5)%
Patient days(5)	2,858,532	2,937,194
Average length of stay (days)(6)	4.2	4.2
Occupancy rate (beds in service)(7)	49.8%	51.3%
Net operating revenues	$12,582,406	$12,105,938	3.9%
Income from operations	$1,139,501	$1,083,805	5.1%
Income from operations as a % of net operating revenues	9.1%	9.0%
Depreciation and amortization	$595,482	$566,219
Equity in earnings of unconsolidated affiliates	$45,220	$36,409

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)	Beds in service are the number of beds that are readily available for patient use.

(3)	Admissions represent the number of patients admitted for inpatient treatment.

(4)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(5)	Patient days represent the total number of days of care provided to inpatients.

(6)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(7)	We calculated occupancy rate percentages by dividing the average daily number of inpatients by the weighted- average number of beds in service.

(8)	EBITDA consists of net income attributable to Community Health Systems, Inc. before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to exclude discontinued operations, gain/loss from early extinguishment of debt and net income attributable to noncontrolling interests. We have from time to time sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. We believe that it is useful to present adjusted EBITDA because it excludes the portion of EBITDA attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by continuing operations. We use adjusted EBITDA as a measure of liquidity. We have included this measure because we believe it provides investors with additional information about our ability to incur and service debt and make capital expenditures. Adjusted EBITDA is the basis for a key component in the determination of our compliance with some of the covenants under our senior secured credit facility, as well as to determine the interest rate and commitment fee payable under the senior secured credit facility (although adjusted EBITDA does not include all of the adjustments described in the senior secured credit facility).

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

The following table reconciles adjusted EBITDA, as defined, to our net cash provided by operating activities as derived directly from our Consolidated Financial Statements for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008

Adjusted EBITDA	$1,770,199	$1,671,397	$1,513,329
Interest expense, net	(651,926)	(648,964)	(652,468)
Provision for income taxes	(159,993)	(141,325)	(125,273)
Deferred income taxes	97,370	34,268	159,870
Income from operations of hospitals sold or held for sale	—	1,977	9,427
Income tax expense on the (gain) loss on sale of hospitals	—	—	(8,107)
Depreciation and amortization of discontinued operations	—	332	7,308
Stock compensation expense	38,779	44,501	52,105
(Excess tax benefits) income tax payable increase
relating to stock-based compensation	(10,219)	3,472	(1,278)
Other non-cash expenses, net	12,503	22,870	3,577
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(27,049)	58,390	(49,578)
Supplies, prepaid expenses and other current assets	(39,904)	(34,535)	(34,397)
Accounts payable, accrued liabilities and income taxes	161,952	86,098	119,869
Other	(2,982)	(22,052)	62,197

Net cash provided by operating activities	$1,188,730	$1,076,429	$1,056,581

(9)	Includes acquired hospitals to the extent we operated them during comparable periods in both years.

Sources of Revenue

We receive payment for healthcare services provided by our hospitals from:

•	the federal Medicare program;

•	state Medicaid or similar programs;

•	healthcare insurance carriers, health maintenance organizations or “HMOs,” preferred provider organizations or “PPOs,” and other managed care programs; and

•	patients directly.

The following table presents the approximate percentages of net operating revenues received from Medicare, Medicaid, managed care, self-pay and other sources for the periods indicated. The data for the years presented are not strictly comparable due to the effect that hospital acquisitions have had on these statistics.

	Year Ended December 31,
Net Operating Revenues by Payor Source	2010	2009	2008

Medicare	27.2%	27.1%	27.5%
Medicaid	10.6%	9.8%	9.1%
Managed Care and other third-party payors	50.6%	51.9%	52.7%
Self-pay	11.6%	11.2%	10.7%

Total	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is net operating revenues from insurance companies with which we have insurance provider contracts, Medicare Managed Care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect revenues received from the Medicare and Medicaid programs to increase due to the general aging of the population. In addition, the Reform Legislation (as defined below) will increase the number of insured patients which should reduce revenues from self-pay patients and reduce the provision for bad debts. The Reform Legislation, however, imposes significant reductions in amounts the government pays Medicare Managed Care plans. Other provisions in the Reform Legislation impose minimum medical-loss ratios and require insurers to meet specific benefit requirements. In addition, specified managed care programs, insurance companies, and employers are actively negotiating the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our net operating revenue growth. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

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

In addition to government programs, we are paid by private payors, which include insurance companies, HMOs, PPOs, other managed care companies, employers, and by patients directly. Blue Cross payors are included in the “Managed Care and other third-party payors” line in the above table. Patients are generally not responsible for any difference between customary hospital charges and amounts paid for hospital services by Medicare and Medicaid programs, insurance companies, HMOs, PPOs, and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. To further reduce their healthcare costs, an increasing number of insurance companies, HMOs, PPOs, and other managed care companies are negotiating discounted fee structures or fixed amounts for hospital services performed, rather than paying healthcare providers the amounts billed. We negotiate discounts with managed care companies, which are typically smaller than discounts under governmental programs. If an increased number of insurance companies, HMOs, PPOs, and other managed care companies succeed in negotiating discounted fee structures or fixed amounts, our results of operations may be negatively affected. For more information on the payment programs on which our revenues depend, see “Payment” on page 19.

As of December 31, 2010, Indiana, Texas and Pennsylvania represented our only areas of geographic concentration. Net operating revenues as a percentage of consolidated net operating revenues generated in Indiana were 10.3% in 2010 and 10.9% in both 2009 and 2008. Net operating revenues as a percentage of consolidated net operating revenues generated in Texas were 13.0% in 2010, 13.2% in 2009 and 13.3% in 2008. Net operating revenues as a percentage of consolidated net operating revenues generated in Pennsylvania were 10.0% in 2010, 9.9% in 2009 and 8.9% in 2008.

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

Healthcare Reform.  The American Recovery and Reinvestment Act of 2009, or ARRA, was signed into law on February 17, 2009, providing for a temporary increase in the federal matching assistance percentage (FMAP), a temporary increase in federal Medicaid Disproportionate Share Hospital, or DSH, allotments, subsidization of health insurance premiums (COBRA) for up to nine months, and grants and loans for infrastructure and incentive payments for providers who adopt and use health information technology. This act also provides penalties by reducing reimbursement from Medicare in the form of reductions to scheduled market basket increases beginning in federal fiscal year 2015 if eligible hospitals and professionals fail to demonstrate meaningful use of electronic health record technology. The 2010 Department of Defense Appropriations Act was signed into law on December 19, 2009 and expanded the subsidization of health insurance premiums (COBRA) to 15 months and extended the eligibility period for individuals losing their jobs through February 28, 2010.

The Patient Protection and Affordable Care Act, or PPACA, was signed into law on March 23, 2010. In addition, the Health Care and Education Affordability Reconciliation Act of 2010, or Reconciliation Act, which contains a number of amendments to PPACA, was signed into law on March 30, 2010. These healthcare acts, referred to collectively as the Reform Legislation, include a mandate that requires substantially all U.S. citizens to maintain medical insurance coverage which will ultimately increase the number of persons with access to health insurance in the United States. The Reform Legislation should result in a reduction in uninsured patients, which should reduce our expense from uncollectible accounts receivable; however, this legislation makes a number of other changes to Medicare and Medicaid, such as reductions to the Medicare annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the Medicare market basket update beginning October 1, 2011, and a reduction to the Medicare and Medicaid disproportionate share payments, that could adversely impact the reimbursement received under these programs. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement are scheduled to take effect over a number of years, and we cannot predict their impact at this time. Other provisions of the Reform

Legislation, such as requirements related to employee health insurance coverage, should increase our operating costs.

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

The impact of the Reform Legislation on each of our hospitals will vary depending on payor mix and a variety of other factors. We anticipate that many of the provisions in the Reform Legislation will be subject to further clarification and modification through the rule-making process, the development of agency guidance and judicial interpretations. Moreover, a number of state attorneys general are challenging the legality of certain aspects of the Reform Legislation. Currently, rulings in four separate Federal District Courts, regarding the constitutionality of the Reform Legislation, have been split, with two courts ruling in favor of the legislation and two courts ruling that part or all of the Reform Legislation was unconstitutional. These decisions are likely to be appealed and may ultimately end up before the United States Supreme Court. We cannot predict the impact the Reform Legislation may have on our business, results of operations, cash flow, capital resources and liquidity or the ultimate outcome of the judicial rulings. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.

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

Another law regulating the healthcare industry is a section of the Social Security Act, known as the “anti-kickback” statute. This law prohibits some business practices and relationships under Medicare, Medicaid, and other federal healthcare programs. These practices include the payment, receipt, offer, or solicitation of remuneration of any kind in exchange for items or services that are reimbursed under most federal or state healthcare programs. Violations of the anti-kickback statute may be punished by criminal and civil fines, exclusion from federal healthcare programs, and damages up to three times the total dollar amount involved.

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

The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare patients to healthcare entities in which they or any of their immediate family members have ownership interests or other financial arrangements. These types of referrals are commonly known as “self referrals.” Sanctions for violating the Stark Law include denial of payment, civil money penalties, assessments equal to twice the dollar value of each service, and exclusion from government payor programs. There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital. Another exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases, and recruitment agreements. From time to time, the federal government has issued regulations which interpret the provisions included in the Stark Law. The Reform Legislation changed the “whole hospital” exception to the Stark Law. The Reform Legislation permitted existing physician investments in a whole hospital to continue under a “grandfather” clause if the arrangement satisfies certain requirements and restrictions, but physicians became prohibited, from the time the Reform Legislation became effective, from increasing the aggregate percentage of their ownership in the hospital. The Reform Legislation also restricted the ability of existing physician-owned hospitals to expand the capacity of their aggregate licensed beds, operating rooms and procedure rooms. Physician investments in hospitals that are under development are protected by the grandfather clause only if the physician investments have been made and the hospital has a Medicare provider agreement as of a specific date. The whole hospital exception, as amended, also contains additional disclosure requirements. For example, a grandfathered physician-owned hospital is required to submit an annual report to the Department of Health and Human Services, or DHHS, listing each investor in the hospital, including all physician owners. In addition, grandfathered physician-owned hospitals must have procedures in place that require each referring physician owner to disclose to patients, with enough notice for the patient to make a meaningful decision regarding receipt of care, the physician’s ownership interest and, if applicable, any ownership interest held by the treating physician. A grandfathered physician-owned hospital also must disclose on its web site and in any public advertising the fact that it has physician ownership. The Reform Legislation requires grandfathered physician-owned hospitals to comply with these new requirements by September 23, 2011 and requires audits of the hospitals’ compliance beginning no later than May 1, 2012.

In addition to the restrictions and disclosure requirements applicable to physician-owned hospitals set forth in the Reform Legislation, CMS regulations require physician-owned hospitals and their physician owners to disclose certain ownership information to patients. Physician-owned hospitals that receive referrals from physician owners must disclose in writing to patients that such hospitals are owned by physicians and that patients may receive a list of the hospitals’ physician investors upon request. Additionally, a physician-owned hospital must require all physician owners who are members of the hospital’s medical staff to agree, as a condition of continued medical staff membership or admitting privileges, to disclose in writing to all patients whom they refer to the hospital their (or an immediate family member’s) ownership interest in the hospital. A hospital is considered to be physician-owned if any physician, or an immediate family member of a physician, holds debt, stock or other types of investment in the hospital or in any owner of the hospital, excluding physician ownership through publicly-traded securities that meet certain conditions. If a hospital fails to comply with these regulations, the hospital could lose its Medicare provider agreement and be unable to participate in Medicare.

Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $15,000 per claim submitted and exclusion from the federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a scheme intended to circumvent the Stark Law prohibitions.

Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect many of the arrangements entered into by each of our hospitals. In addition, law enforcement authorities, including the OIG, the courts and Congress are increasing scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to improperly pay for patient referrals and or other business. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between healthcare providers and potential referral sources.

Many states in which we operate have also adopted laws that prohibit payments to physicians in exchange for referrals similar to the federal anti-kickback statute or that otherwise prohibit fraud and abuse activities. Many states have also passed self-referral legislation similar to the Stark Law, prohibiting the referral of patients to entities with which the physician has a financial relationship. Often these state laws are broad in scope and may apply regardless of the source of payment for care. These statutes typically provide criminal and civil penalties, as well as loss of licensure. Little precedent exists for the interpretation or enforcement of these state laws.

Our operations could be adversely affected by the failure of our arrangements to comply with the anti-kickback statute, the Stark Law, billing laws and regulations, current state laws or other legislation or regulations in these areas adopted in the future. We are unable to predict whether other legislation or regulations at the federal or state level in any of these areas will be adopted, what form such legislation or regulations may take or how they may affect our operations. We are continuing to enter into new financial arrangements with physicians and other providers in a manner structured to comply in all material respects with these laws. We cannot assure you, however, that governmental officials responsible for enforcing these laws or whistleblowers will not assert that we are in violation of them or that such statutes or regulations ultimately will be interpreted by the courts in a manner consistent with our interpretation.

We strive to comply with the Stark Law and regulations; however, the government may interpret the law and regulations differently. If we are found to have violated the Stark Law or regulations, we could be subject to significant sanctions, including damages, penalties, and exclusion from federal healthcare programs.

Federal False Claims Act and Similar State Laws.  Another trend affecting the healthcare industry today is the increased use of the federal False Claims Act, or FCA, and, in particular, actions being brought by individuals on the government’s behalf under the FCA’s “qui tam” or whistleblower provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. If the government intervenes in the action and prevails, the party filing the initial complaint may share in any settlement or judgment. If the government does not intervene in the action, the whistleblower plaintiff may pursue the action independently and may receive a larger share of any settlement or judgment. When a private party brings a qui tam action under the FCA, the defendant generally will not be made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. Further, every entity that receives at least $5 million annually in Medicaid payments must have written policies for all employees, contractors or agents, providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the FCA, and similar state laws.

When a defendant is determined by a court of law to be liable under the FCA, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Settlements entered into prior to litigation usually involve a less severe calculation of damages. There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA broadly defines the term “knowingly.” Although simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity can constitute “knowingly” submitting a false claim and result in liability. In some cases, whistleblowers, the federal government and courts have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute or the Stark Law, have thereby submitted false claims under the FCA. The Reform Legislation clarifies this issue with respect to the anti-kickback statute by providing that submission of a claim for an item or service generated in violation of the anti-kickback statute constitutes a false or fraudulent claim under the FCA. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. Under the Reform Legislation, the FCA is implicated by the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. Further, the FCA will cover payments involving federal funds in connection with the new health insurance exchanges to be created pursuant to the Reform Legislation.

A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court. The Deficit Reduction Act of 2005 creates an incentive for states to enact false claims laws that are comparable to the FCA. From time to time, companies in the healthcare industry, including ours, may be subject to actions under the FCA or similar state laws.

Corporate Practice of Medicine; Fee-Splitting.  Some states have laws that prohibit unlicensed persons or business entities, including corporations, from employing physicians. Some states also have adopted laws that prohibit direct or indirect payments or fee-splitting arrangements between physicians and unlicensed persons or business entities. Possible sanctions for violations of these restrictions include loss of a physician’s license, civil and criminal penalties and rescission of business arrangements. These laws vary from state to state, are often vague and have seldom been interpreted by the courts or regulatory agencies. We structure our arrangements with healthcare providers to comply with the relevant state law. However, we cannot be assured that governmental officials responsible for enforcing these laws will not assert that we, or transactions in which we are involved, are in violation of these laws. These laws may also be interpreted by the courts in a manner inconsistent with our interpretations.

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

Conversion Legislation.  Many states, including some where we have hospitals and others where we may in the future acquire hospitals, have adopted legislation regarding the sale or other disposition of hospitals operated by not-for-profit entities. In other states that do not have specific legislation, the attorneys general have demonstrated an interest in these transactions under their general obligations to protect charitable assets from waste. These legislative and administrative efforts primarily focus on the appropriate valuation of the assets divested and the use of the proceeds of the sale by the not-for-profit seller. While these reviews and, in some instances, approval processes can add additional time to the closing of a hospital acquisition, we have not had any significant difficulties or delays in completing the process. There can be no assurance, however, that future actions on the state level will not seriously delay or even prevent our ability to acquire hospitals. If these activities are widespread, they could limit our ability to acquire hospitals.

Certificates of Need.  The construction of new facilities, the acquisition of existing facilities and the addition of new services at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These CON laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. As of December 31, 2010, we operated 56 hospitals in 16 states that have adopted CON laws for acute care facilities. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of a hospital’s licenses.

HIPAA Administrative Simplification and Privacy and Security Requirements.  HIPAA requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. The DHHS has established electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. In addition, HIPAA requires that each provider use a National Provider Identifier. In January 2009, CMS published a final rule making changes to the formats used for certain electronic transactions and requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. Although use of the ICD-10 code sets is not mandatory until October 1, 2013, we will be modifying our payment systems and processes to prepare for their implementation. Use of the ICD-10 code sets will require significant changes; however, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial position or results of operations. The Reform Legislation requires the DHHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.

As required by HIPAA, DHHS has issued privacy and security regulations that extensively regulate the use and disclosure of individually identifiable health-related information and require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is electronically maintained or transmitted. ARRA broadens the scope of the HIPAA privacy and security regulations. In addition, ARRA extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health-related information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations. On July 14, 2010, the DHHS issued a proposed rule that would implement these ARRA provisions. If finalized, these changes would likely require amendments to existing agreements with business associates and would subject business associates and their subcontractors to direct liability under the HIPAA privacy and security regulations. We have developed and utilize a HIPAA compliance plan as part of our effort to comply with HIPAA privacy and security requirements. The privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards.

As required by ARRA, the DHHS published an interim final rule on August 24, 2009, that requires covered entities to report breaches of unsecured protected health information to affected individuals without unreasonable delay, but not to exceed 60 days of discovery of the breach by the covered entity or its agents. Notification must also be made to the DHHS and, in certain situations involving large breaches, to the media. Various state laws and regulations may also require us to notify affected individuals in the event of a data breach involving individually identifiable information.

Violations of the HIPAA privacy and security regulations may result in civil and criminal penalties, and ARRA has strengthened the enforcement provisions of HIPAA, which may result in increased enforcement activity. Under ARRA, the DHHS is required to conduct periodic compliance audits of covered entities and their business associates. ARRA broadens the applicability of the criminal penalty provisions to employees of covered entities and requires the DHHS to impose penalties for violations resulting from willful neglect. ARRA significantly increases the amount of the civil penalties, with penalties of up to $50,000 per violation for a maximum civil penalty of $1,500,000 in a calendar year for violations of the same requirement. Further, ARRA authorizes state attorneys general to bring civil actions seeking either injunction or damages in response to violations of HIPAA privacy and security regulations that threaten the privacy of state residents. Our facilities also are subject to any federal or state privacy-related laws that are more restrictive than the privacy regulations issued under HIPAA. These laws vary and could impose additional penalties.

There are numerous other laws and legislative and regulatory initiatives at the federal and state levels addressing privacy and security concerns. For example, in October 2007, the Federal Trade Commission issued a final rule requiring financial institutions and creditors, which arguably included hospitals and other healthcare providers, to implement written identity theft prevention programs to detect, prevent, and mitigate identity theft in connection with certain accounts. The enforcement date for this rule has been postponed until December 31, 2010. In addition, Congress recently has passed legislation that would restrict the definition of a “creditor” and may exempt many hospitals from complying with the rule.

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

The DRG rates are adjusted by an update factor on October 1 of each year, the beginning of the federal fiscal year. The index used to adjust the DRG rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. DRG payment rates were increased by the full “market basket index,” for the federal fiscal years 2008, 2009, 2010 and 2011, or 3.3%, 3.6%, 2.1% and 2.6%, respectively. In addition, the DRG payment rates were reduced by 0.25% on April 1, 2010 and by 0.25% on October 1, 2010, as mandated by the Reform Legislation. The DRG payment rates were also reduced by 2.9% for federal fiscal year 2011 for behavioral changes in coding practices relative to MS-DRGs. The Deficit Reduction Act of 2005 imposed a two percentage point reduction to the market basket index beginning October 1, 2007, and each year thereafter, if patient quality data is not submitted. We are complying with this data submission requirement. Future legislation may decrease the rate of increase for DRG payments or even decrease such payment rates, but we are not able to predict the amount of any reduction or the effect that any reduction will have on us.

In addition, hospitals may qualify for Medicare disproportionate share payments when their percentage of low income patients exceeds specified regulatory thresholds. A majority of our hospitals qualify to receive Medicare disproportionate share payments. For the majority of our hospitals that qualify to receive Medicare disproportionate share payments, these payments were increased by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 effective April 1, 2004. These Medicare disproportionate share payments as a percentage of net operating revenues were 1.6%, 1.6% and 1.8% for the years ended December 31, 2010, 2009 and 2008, respectively.

Beginning August 1, 2000, we began receiving Medicare reimbursement for outpatient services through a PPS. Under the Balanced Budget Refinement Act of 1999, non-urban hospitals with 100 beds or less were held harmless through December 31, 2004 under this Medicare outpatient PPS. The Medicare Prescription Drug, Improvement and Modernization Act of 2003 extended the hold harmless provision for non-urban hospitals with 100 beds or less and for non-urban sole community hospitals with more than 100 beds through December 31, 2005. The Deficit Reduction Act of 2005 extended the hold harmless provision for non-urban hospitals with 100 beds or less that are not sole community hospitals through December 31, 2008; however, that Act reduced the amount these hospitals would receive in hold harmless payment by 10% in 2007 and 15% in 2008. Of our 121 hospitals in continuing operations at December 31, 2008, 31 qualified for this relief. The Medicare Improvements for Patients and Providers Act extended the hold harmless provision for non-urban hospitals with 100 beds or less, including non-urban sole community hospitals, through December 31, 2009, at 85% of the hold harmless amount. Of our 125 hospitals at December 31, 2009, 44 qualified for this relief. The Reform Legislation extended the hold harmless provision for non-urban hospitals with 100 beds or less, including non-urban sole community hospitals, through December 31, 2010. Of our 130 hospitals at December 31, 2010, 46 qualified for this relief. The Medicare and Medicaid Extenders Act of 2010 extended the hold harmless provision for non-urban hospitals with 100 beds or less, including non-urban sole community hospitals, through December 31, 2011. The outpatient conversion factor was increased 3.3% effective January 1, 2008; however, coupled with adjustments to other variables with the outpatient PPS, an approximate 3.0% to 3.4% net increase in outpatient payments occurred. The outpatient conversion factor was increased 3.6% effective January 1, 2009; however, coupled with adjustments to other variables with outpatient PPS, an approximate 3.5% to 3.9% net increase in outpatient payments occurred. The outpatient conversion factor was increased 2.1% effective January 1, 2010; however, coupled with adjustments to other variables with outpatient PPS, an approximate 1.8% to 2.2% net increase in outpatient payments occurred. The outpatient conversion factor was increased to 2.35% effective January 1, 2011; however, coupled with adjustments to other variables with outpatient PPS, an approximate 2.1% to 2.5% net increase in outpatient payments is expected to occur. The Medicare Improvements and Extension Act of the Tax Relief and Health Care Act of 2006 imposed a two percentage point reduction to the market basket index beginning January 1, 2009, and each year thereafter, if patient quality data is not submitted. We are complying with this data submission requirement.

DHHS established a PPS for home health services (i.e., home care) effective October 1, 2000. The home health agency PPS per episodic payment rate increased by 3% on January 1, 2008; however, coupled with adjustments to other variables with home health agency PPS, an approximate 1.5% to 1.9% net increase in home health agency payments occurred. The home health agency PPS per episodic payment rate increased by 2.9% on January 1, 2009; however, coupled with adjustments to other variables with home health agency PPS, an approximate 0.2% net increase in home health agency payments occurred. The home health agency PPS per episodic payment rate increased by 2.0% on January 1, 2010; however, coupled with adjustments to other variables with home health agency PPS, an approximate 2.3% net increase in home health agency payments occurred. The home health agency PPS per episodic payment rate increased 1.1% on January 1, 2011; however, coupled with adjustments to other variables with home health agency PPS, an approximate 4.9% net decrease in home health agency payments is expected to occur. Reform Legislation increases the home health agency PPS per episodic payment rate by 3.0% for home health services provided to patients in rural areas on or after April 1, 2010 through December 31, 2016. The Deficit Reduction Act of 2005 imposed a two percentage point reduction to the market basket index beginning January 1, 2007, and each year thereafter, if patient quality data is not submitted. We are complying with this data submission requirement.

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

Annual cost reports required under the Medicare and some Medicaid programs are subject to routine governmental audits. These audits may result in adjustments to the amounts ultimately determined to be due to us under these reimbursement programs. Finalization of these audits often takes several years. Providers can appeal any final determination made in connection with an audit. DRG outlier payments have been and continue to be the subject of CMS audit and adjustment. The DHHS OIG is also actively engaged in audits and investigations into alleged abuses of the DRG outlier payment system.

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

Supply Contracts

In March 2005, we began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust, a GPO in which we are a noncontrolling partner. Triad was also a noncontrolling partner in HealthTrust and we acquired their ownership interest and contractual rights when we acquired Triad. As of December 31, 2010, we have a 17% ownership interest in HealthTrust. By participating in this organization we are able to procure items at competitively priced rates for our hospitals. There can be no assurance that our arrangement with HealthTrust will continue to provide the discounts that we have historically received.

Competition

The hospital industry is highly competitive. An important part of our business strategy is to continue to acquire hospitals in non-urban markets and selected urban markets. However, other for-profit hospital companies and not-for-profit hospital systems generally attempt to acquire the same type of hospitals as we do. In addition, some hospitals are sold through an auction process, which may result in higher purchase prices than we believe are reasonable.

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

Some of our hospitals operate in primary service areas where they compete with another hospital. Some of these competing hospitals use equipment and services more specialized than those available at our hospitals and/or are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals can make capital expenditures without paying sales, property and income taxes. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology, and diagnostic centers.

The number and quality of the physicians on a hospital’s staff is an important factor in a hospital’s competitive position. Physicians decide whether a patient is admitted to the hospital and the procedures to be performed. Admitting physicians may be on the medical staffs of other hospitals in addition to those of our hospitals. We attempt to attract our physicians’ patients to our hospitals by offering quality services and facilities, convenient locations, and state-of-the-art equipment.

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

Since its initial adoption, the compliance program continues to be expanded and developed to meet the industry’s expectations and our needs. Specific written policies, procedures, training and educational materials and programs, as well as auditing and monitoring activities have been prepared and implemented to address the functional and operational aspects of our business. Included within these functional areas are materials and activities for business sub-units, including laboratory, radiology, pharmacy, emergency, surgery, observation, home care, skilled nursing, and clinics. Specific areas identified through regulatory interpretation and enforcement activities have also been addressed in our program. Claims preparation and submission, including coding, billing, and cost reports, comprise the bulk of these areas. Financial arrangements with physicians and other referral sources, including compliance with anti-kickback and the Stark Law, emergency department treatment and transfer requirements, and other patient disposition issues are also the focus of policy and training, standardized documentation requirements, and review and audit. Another focus of the program is the interpretation and implementation of the HIPAA standards for privacy and security.

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

Employees

At December 31, 2010, we employed approximately 64,000 full-time employees and 23,000 part-time employees. Of these employees, approximately 6,000 are union members. We currently believe that our labor relations are good.

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

We are significantly leveraged. The chart below shows our level of indebtedness and other information as of December 31, 2010. In connection with the consummation of our acquisition of Triad in July 2007, approximately $7.2 billion of senior secured financing under a new credit facility, or Credit Facility, was obtained by our wholly-owned subsidiary, CHS/Community Health Systems, Inc., or CHS. CHS also issued 8.875% senior notes, or the Notes, having an aggregate principal amount of approximately $3.0 billion. Both the indebtedness under the Credit Facility and the Notes are senior obligations of CHS and are guaranteed on a senior basis by us and by certain of our domestic subsidiaries. We used the net proceeds from the Notes offering and the net proceeds of the approximately $6.1 billion term loans under the Credit Facility to pay the consideration under the merger agreement with Triad, to refinance certain of our existing indebtedness and the indebtedness of Triad, to complete certain related transactions, to pay certain costs and expenses of the transactions and for general corporate uses. As of December 31, 2010, a $750 million revolving credit facility was available to us for working capital and general corporate purposes under the Credit Facility, with $81.9 million of the revolving credit facility being set aside for outstanding letters of credit. On November 5, 2010, we entered into an amendment and restatement of our existing Credit Facility, which extended by two and a half years, until January 25, 2017, the maturity date of $1.5 billion of the existing term loans under the Credit Facility. The remaining approximately $4.5 billion in term loans mature in 2014. With the exception of some small principal payments of our term loans under our Credit Facility, representing less than 1% of the outstanding balance each year through 2013, approximately $4.5 billion of term loans under our Credit Facility mature in 2014, our Notes are due in 2015, and the remaining $1.5 billion in term loans mature in 2017.

December 31, 2010
($ in millions)

Senior secured credit facility term loans	$5,999.3
Notes	2,784.3
Other	87.9

Total debt	$8,871.5

Community Health Systems, Inc. stockholders’ equity	$2,189.5

The following table shows the ratio of earnings to fixed charges for the periods indicated:

	Year Ended December 31,
	2006	2007	2008	2009	2010

Ratio of earnings to fixed charges(1)	3.37 x	1.20 x	1.45 x	1.59 x	1.67 x

(1)	There are no shares of preferred stock outstanding.

As of December 31, 2010, our approximately $5.4 billion notional amount of interest rate swap agreements represented approximately 89% of our variable rate debt. On a prospective basis, a 1% change in interest rates on the remaining unhedged variable rate debt existing as of December 31, 2010, would result in interest expense fluctuating approximately $6.5 million per year.

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

In addition, our Credit Facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet these restrictive covenants and financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests.

The counterparty to the interest rate swap agreements exposes us to credit risk in the event of non-performance. However, at December 31, 2010, we do not anticipate non-performance by the counterparty due to the net settlement feature of the agreements and our liability position with respect to all of our counterparties.

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

We may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the Notes do not fully prohibit us from doing so. For example, under the indenture for the Notes, we may incur up to approximately $7.8 billion pursuant to a credit facility or a qualified receivables transaction, less certain amounts repaid with the proceeds of asset dispositions. As of December 31, 2010, our

Credit Facility provided for commitments of up to approximately $6.7 billion in the aggregate. Additionally, our Credit Facility also gives us the ability to provide for one or more additional tranches of term loans in aggregate principal amount of up to $1.0 billion without the consent of the existing lenders if specified criteria are satisfied and $300 million of borrowing capacity from receivable transactions (including securitizations). If new debt is added to our current debt levels, the related risks that we now face could intensify.

If competition decreases our ability to acquire additional hospitals on favorable terms, we may be unable to execute our acquisition strategy.

An important part of our business strategy is to acquire two to four hospitals each year. However, not-for-profit hospital systems and other for-profit hospital companies generally attempt to acquire the same type of hospitals as we do. Some of these other purchasers have greater financial resources than we do. Our principal competitors for acquisitions have included Health Management Associates, Inc. and LifePoint Hospitals, Inc. On some occasions, we also compete with HCA Inc., or HCA, and Universal Health Services, Inc., or UHS. In addition, some hospitals are sold through an auction process, which may result in higher purchase prices than we believe are reasonable. Therefore, we may not be able to acquire additional hospitals on terms favorable to us.

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

Some states require prior approval for the construction or acquisition of healthcare facilities and for the expansion of healthcare facilities and services. In giving approval, these states consider the need for additional or expanded healthcare facilities or services. In some states in which we operate, we are required to obtain CONs for capital expenditures exceeding a prescribed amount, changes in bed capacity or services, and some other matters. Other states may adopt similar legislation. We may not be able to obtain the required CONs or other prior approvals for additional or expanded facilities in the future. In addition, at the time we acquire a hospital, we may agree to replace or expand the facility we are acquiring. If we are not able to obtain required prior approvals, we would not be able to replace or expand the facility and expand the breadth of services we offer. Furthermore, if a CON or other prior approval, upon which we relied to invest in construction of a replacement or expanded facility, were to be revoked or lost through an appeal process, then we may not be able to recover the value of our investment.

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

The hospital industry is highly competitive. In addition to the competition we face for acquisitions and physicians, we must also compete with other hospitals and healthcare providers for patients. The competition among hospitals and other healthcare providers for patients has intensified in recent years. The majority of our hospitals are located in non-urban service areas. In over 60% of our markets, we are the sole provider of general healthcare services. In most of our other markets, the primary competitor is a not-for-profit hospital. These not-for-profit hospitals generally differ in each jurisdiction. However, our hospitals face competition from hospitals outside of their primary service area, including hospitals in urban areas that provide more complex services. Patients in our primary service areas may travel to these other hospitals for a variety of reasons. These reasons include physician referrals or the need for services we do not offer. Patients who seek services from these other hospitals may subsequently shift their preferences to those hospitals for the services we provide.

Some of our hospitals operate in primary service areas where they compete with one other hospital; 23 of our hospitals compete with more than one other hospital in their respective primary service areas. Some of these competing hospitals use equipment and services more specialized than those available at our hospitals. In addition, some competing hospitals are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals can make capital expenditures without paying sales, property and income taxes. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers.

We expect that these competitive trends will continue. Our inability to compete effectively with other hospitals and other healthcare providers could cause local residents to use other hospitals.

The failure to obtain our medical supplies at favorable prices could cause our operating results to decline.

We have a five-year participation agreement with HealthTrust, a GPO. This agreement extends to January 2012, with automatic renewal terms of one year, unless either party terminates by giving notice of non-renewal. GPOs attempt to obtain favorable pricing on medical supplies with manufacturers and vendors who sometimes negotiate exclusive supply arrangements in exchange for the discounts they give. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could incur higher costs for our medical supplies obtained through HealthTrust. These higher costs could cause our operating results to decline.

There can be no assurance that our arrangement with HealthTrust will provide the discounts we expect to achieve.

If the fair value of our reporting units declines, a material non-cash charge to earnings from impairment of our goodwill could result.

At December 31, 2010, we had approximately $4.2 billion of goodwill recorded on our books. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.

A significant decline in operating results or other indicators of impairment at one or more of our facilities could result in a material, non-cash charge to earnings to impair the value of long-lived assets.

Our operations are capital intensive and require significant investment in long-lived assets, such as property, equipment and other long-lived intangible assets, including capitalized internal-use software. If one of our facilities experiences declining operating results or is adversely impacted by one or more of these risk factors, we may not be able to recover the carrying value of those assets through our future operating cash flows. On an ongoing basis, we evaluate whether changes in future undiscounted cash flows reflect an impairment in the fair value of our long-lived assets. If the carrying value of those assets is impaired, we may incur a material non-cash charge to earnings.

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

ARRA was signed into law on February 17, 2009, providing for a temporary increase in the federal matching assistance percentage (FMAP), a temporary increase in federal Medicaid DSH allotments, subsidization of health insurance premiums (COBRA) for up to nine months, and grants and loans for infrastructure and incentive payments for providers who adopt and use health information technology. This act also provides penalties by reducing reimbursement from Medicare in the form of reductions to scheduled market basket increases beginning in federal fiscal year 2015 if eligible hospitals and professionals fail to demonstrate meaningful use of electronic health record technology. The 2010 Department of Defense Appropriations Act was signed into law on December 19, 2009 and expanded the subsidization of health insurance premiums (COBRA) to 15 months and extended the eligibility period for individuals losing their jobs through February 28, 2010.

PPACA was signed into law on March 23, 2010. In addition, the Reconciliation Act, which contains a number of amendments to PPACA, was signed into law on March 30, 2010. These healthcare acts, referred to collectively as the Reform Legislation, include a mandate that requires substantially all U.S. citizens to maintain medical insurance coverage which will ultimately increase the number of persons with access to health insurance in the United States. The Reform Legislation should result in a reduction in uninsured patients, which should reduce our expense from uncollectible accounts receivable; however, this legislation makes a number of other changes to Medicare and Medicaid, such as reductions to the Medicare annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the Medicare market basket update beginning October 1, 2011, and a reduction to the Medicare and Medicaid disproportionate share payments, that could adversely impact the reimbursement received under these programs. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement are scheduled to take effect over a number of years, and we cannot predict their impact at this time. Other provisions of the Reform Legislation, such as requirements related to employee health insurance coverage, should increase our operating costs.

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

In a number of markets, we have partnered with local physicians in the ownership of our facilities. Such investments have been permitted under an exception to the physician self-referral law, or the Stark Law, that allows physicians to invest in an entire hospital (as opposed to individual hospital departments). The Reform Legislation changes the “whole hospital” exception to the Stark Law. The Reform Legislation permits existing physician investments in a whole hospital to continue under a “grandfather” clause if the arrangement satisfies certain requirements and restrictions, but physicians became prohibited, from the time the Reform Legislation became effective, from increasing the aggregate percentage of their ownership in the hospital. The Reform Legislation also restricts the ability of existing physician-owned hospitals to expand the capacity of their facilities. Physician investments in hospitals that are under development are protected by the grandfather clause only if the physician investments have been made and the hospital has a Medicare provider agreement as of a specific date.

The impact of the Reform Legislation on each of our hospitals will vary depending on payor mix and a variety of other factors. We anticipate that many of the provisions in the Reform Legislation will be subject to further clarification and modification through the rule-making process, the development of agency guidance and judicial interpretations. Moreover, a number of state attorneys general are challenging the legality of certain aspects of the Reform Legislation. Currently, rulings in four separate Federal District Courts, regarding the constitutionality of the Reform Legislation, have been split, with two courts ruling in favor of the legislation and two courts ruling that part or all of the Reform Legislation was unconstitutional. These decisions are likely to be appealed and may ultimately end up before the United States Supreme Court. We cannot predict the impact the Reform Legislation may have on our business, results of operations, cash flow, capital resources and liquidity or the ultimate outcome of the judicial rulings. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.

If federal or state healthcare programs or managed care companies reduce the payments we receive as reimbursement for services we provide, our net operating revenues may decline.

In 2010, 37.8% of our net operating revenues came from the Medicare and Medicaid programs. Federal healthcare expenditures continue to increase and state governments continue to face budgetary shortfalls as a result of the current economic downturn and accelerating Medicaid enrollment. As a result, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs. Some of these changes have decreased, or could decrease, the amount of money we receive for our services relating to these programs.

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

In addition, there are heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry, including the hospital segment. Recent enforcement actions have focused on financial arrangements between hospitals and physicians, billing for services without adequately documenting the medical necessity for such services, and billing for services outside the coverage guidelines for such services. Specific to our hospitals, the Department of Justice has alleged that we and three of our New Mexico hospitals have caused the state of New Mexico to submit improper claims for federal funds in violation of the Civil False Claims Act. For a further discussion of this matter, see “Legal Proceedings” in Item 3 of this Report.

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

In recent years, physicians, hospitals, and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability, or related legal theories. Even in states that have imposed caps on damages, litigants are seeking recoveries under new theories of liability that might not be subject to the caps on damages. Many of these actions involve large claims and significant defense costs. To protect us from the cost of these claims, we maintain professional malpractice liability insurance and general liability insurance coverage in excess of those amounts for which we are self-insured. This insurance coverage is in amounts that we believe to be sufficient for our operations. However, our insurance coverage does not cover all claims against us or may not continue to be available at a reasonable cost for us to maintain adequate levels of insurance. As a percentage of net operating revenues, our expense related to malpractice and other professional liability claims, including the cost of excess insurance, decreased in 2008 by 0.2%, increased in 2009 by 0.2% and decreased in 2010 by 0.2%. If these costs rise rapidly, our profitability could decline. For a further discussion of our insurance coverage, see our discussion of professional liability claims in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report.

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

If our implementation of electronic health record systems is not effective or exceeds our budget and timeline, our operations could be adversely affected.

ARRA created an incentive payment program for eligible hospitals and health care professionals to adopt and meaningfully use certified electronic health records, or EHR, technology. The implementation of EHR that meets the meaningful use criteria requires a significant capital investment, and our current plan to implement EHR anticipates maximizing the incentive payment program created by ARRA. If our hospitals and employed professionals are unable to meet the requirements for participation in the incentive payment program, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. As additional incentive, beginning in federal fiscal year 2015, if eligible hospitals and professionals fail to demonstrate meaningful use of certified EHR technology, they will be penalized with reduced reimbursement from Medicare in the form of reductions to scheduled market basket increases. If we fail to implement EHR systems effectively and in a timely manner, there could be a material adverse effect on our consolidated financial position and consolidated results of operations.

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

Hospitals

Our hospitals are general care hospitals offering a wide range of inpatient and outpatient medical services. These services generally include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic, psychiatric and rehabilitation services. In addition, some of our hospitals provide skilled nursing and home care services based on individual community needs.

For each of our hospitals owned or leased as of December 31, 2010, the following table shows its location, the date of its acquisition or lease inception and the number of licensed beds:

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Alabama
LV Stabler Memorial Hospital	Greenville	72	October, 1994	Owned
South Baldwin Regional Medical Center	Foley	112	June, 2000	Leased
Cherokee Medical Center	Centre	60	April, 2006	Owned
DeKalb Regional Medical Center	Fort Payne	134	April, 2006	Owned
Trinity Medical Center	Birmingham	534	July, 2007	Owned
Flowers Hospital	Dothan	235	July, 2007	Owned
Medical Center Enterprise	Enterprise	131	July, 2007	Owned
Gadsden Regional Medical Center	Gadsden	346	July, 2007	Owned
Crestwood Medical Center	Huntsville	150	July, 2007	Owned
Alaska
Mat-Su Regional Medical Center	Palmer	74	July, 2007	Owned
Arizona
Payson Regional Medical Center	Payson	44	August, 1997	Leased
Western Arizona Regional Medical Center	Bullhead City	139	July, 2000	Owned
Northwest Medical Center	Tucson	300	July, 2007	Owned
Northwest Medical Center Oro Valley	Oro Valley	144	July, 2007	Owned
Arkansas
Harris Hospital	Newport	133	October, 1994	Owned
Helena Regional Medical Center	Helena	155	March, 2002	Leased
Forrest City Medical Center	Forrest City	118	March, 2006	Leased
Northwest Medical Center — Bentonville	Bentonville	128	July, 2007	Owned
Northwest Medical Center — Springdale	Springdale	222	July, 2007	Owned
Willow Creek Women’s Hospital(2)	Johnson	64	July, 2007	Owned
Siloam Springs Memorial Hospital	Siloam Springs	73	February, 2009	Leased
Medical Center of South Arkansas	El Dorado	166	April, 2009	Leased
California
Barstow Community Hospital	Barstow	56	January, 1993	Leased
Fallbrook Hospital	Fallbrook	47	November, 1998	Operated(3)
Watsonville Community Hospital	Watsonville	106	September, 1998	Owned
Florida
Lake Wales Medical Center	Lake Wales	160	December, 2002	Owned
North Okaloosa Medical Center	Crestview	110	March, 1996	Owned
Georgia
Fannin Regional Hospital	Blue Ridge	50	January, 1986	Owned
Trinity Hospital of Augusta	Augusta	231	July, 2007	Leased
Illinois
Crossroads Community Hospital	Mt. Vernon	57	October, 1994	Owned
Gateway Regional Medical Center	Granite City	382	January, 2002	Owned
Heartland Regional Medical Center	Marion	92	October, 1996	Owned
Red Bud Regional Hospital	Red Bud	31	September, 2001	Owned

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Galesburg Cottage Hospital	Galesburg	173	July, 2004	Owned
Vista Medical Center East	Waukegan	336	July, 2006	Owned
Vista Medical Center West (psychiatric and
rehabilitation beds)	Waukegan	71	July, 2006	Owned
Union County Hospital	Anna	25	November, 2006	Leased
Indiana
Porter Hospital	Valparaiso	301	May, 2007	Owned
Bluffton Regional Medical Center	Bluffton	79	July, 2007	Owned
Dupont Hospital	Fort Wayne	131	July, 2007	Owned
Lutheran Hospital	Fort Wayne	396	July, 2007	Owned
Lutheran Musculoskeletal Center(4)	Fort Wayne	39	July, 2007	Owned
Lutheran Rehabilitation Hospital (rehabilitation)	Fort Wayne	36	July, 2007	Owned
St. Joseph’s Hospital	Fort Wayne	191	July, 2007	Owned
Dukes Memorial Hospital	Peru	25	July, 2007	Owned
Kosciusko Community Hospital	Warsaw	72	July, 2007	Owned
Kentucky
Parkway Regional Hospital	Fulton	70	May, 1992	Owned
Three Rivers Medical Center	Louisa	90	May, 1993	Owned
Kentucky River Medical Center	Jackson	55	August, 1995	Leased
Louisiana
Byrd Regional Hospital	Leesville	60	October, 1994	Owned
Northern Louisiana Medical Center	Ruston	159	April, 2007	Owned
Women & Children’s Hospital	Lake Charles	88	July, 2007	Owned
Mississippi
Wesley Medical Center	Hattiesburg	211	July, 2007	Owned
River Region Health System	Vicksburg	341	July, 2007	Owned
Missouri
Moberly Regional Medical Center	Moberly	103	November, 1993	Owned
Northeast Regional Medical Center	Kirksville	115	December, 2000	Leased
Nevada
Mesa View Regional Hospital	Mesquite	25	July, 2007	Owned
New Jersey
Memorial Hospital of Salem County	Salem	140	September, 2002	Owned
New Mexico
Mimbres Memorial Hospital	Deming	49	March, 1996	Owned
Eastern New Mexico Medical Center	Roswell	162	April, 1998	Owned
Alta Vista Regional Hospital	Las Vegas	54	April, 2000	Owned
Carlsbad Medical Center	Carlsbad	112	July, 2007	Owned
Lea Regional Medical Center	Hobbs	201	July, 2007	Owned
Mountain View Regional Medical Center	Las Cruces	168	July, 2007	Owned
North Carolina
Martin General Hospital	Williamston	49	November, 1998	Leased

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Ohio
Affinity Medical Center	Massillon	266	July, 2007	Owned
Northside Medical Center	Youngstown	355	October, 2010	Owned
Trumbull Memorial Hospital	Warren	311	October, 2010	Owned
Hillside Rehabilitation Hospital (rehabilitation)	Warren	69	October, 2010	Owned
Oklahoma
Ponca City Medical Center	Ponca City	140	May, 2006	Owned
Claremore Regional Hospital	Claremore	81	July, 2007	Owned
Deaconess Hospital	Oklahoma City	313	July, 2007	Owned
SouthCrest Hospital	Tulsa	180	July, 2007	Owned
Woodward Regional Hospital	Woodward	87	July, 2007	Leased
Oregon
McKenzie-Willamette Medical Center	Springfield	114	July, 2007	Owned
Pennsylvania
Berwick Hospital	Berwick	101	March, 1999	Owned
Brandywine Hospital	Coatesville	243	June, 2001	Owned
Jennersville Regional Hospital	West Grove	59	October, 2001	Owned
Easton Hospital	Easton	254	October, 2001	Owned
Lock Haven Hospital	Lock Haven	47	August, 2002	Owned
Pottstown Memorial Medical Center	Pottstown	221	July, 2003	Owned
Phoenixville Hospital	Phoenixville	153	August, 2004	Owned
Chestnut Hill Hospital	Philadelphia	160	February, 2005	Owned
Sunbury Community Hospital	Sunbury	89	October, 2005	Owned
Wilkes-Barre General Hospital	Wilkes-Barre	392	April, 2009	Owned
First Hospital Wyoming Valley (psychiatric)	Wilkes-Barre	135	April, 2009	Owned
South Carolina
Marlboro Park Hospital	Bennettsville	102	August, 1996	Leased
Chesterfield General Hospital	Cheraw	59	August, 1996	Leased
Springs Memorial Hospital	Lancaster	231	November, 1994	Owned
Carolinas Hospital System — Florence	Florence	420	July, 2007	Owned
Mary Black Memorial Hospital	Spartanburg	209	July, 2007	Owned
Marion Regional Hospital	Mullins	124	July, 2010	Owned
Tennessee
Lakeway Regional Hospital	Morristown	135	May, 1993	Owned
Regional Hospital of Jackson	Jackson	154	January, 2003	Owned
Dyersburg Regional Medical Center	Dyersburg	225	January, 2003	Owned
Haywood Park Community Hospital	Brownsville	62	January, 2003	Owned
Henderson County Community Hospital	Lexington	45	January, 2003	Owned
McKenzie Regional Hospital	McKenzie	45	January, 2003	Owned
McNairy Regional Hospital	Selmer	45	January, 2003	Owned
Volunteer Community Hospital	Martin	100	January, 2003	Owned
Heritage Medical Center	Shelbyville	60	July, 2005	Owned
Sky Ridge Medical Center	Cleveland	351	October, 2005	Owned

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Gateway Medical Center	Clarksville	270	July, 2007	Owned
Texas
Big Bend Regional Medical Center	Alpine	25	October, 1999	Owned
Cleveland Regional Medical Center	Cleveland	107	August, 1996	Owned
Scenic Mountain Medical Center	Big Spring	150	October, 1994	Owned
Hill Regional Hospital	Hillsboro	92	October, 1994	Leased
Lake Granbury Medical Center	Granbury	83	January, 1997	Leased
South Texas Regional Medical Center	Jourdanton	67	November, 2001	Owned
Laredo Medical Center	Laredo	326	October, 2003	Owned
Weatherford Regional Medical Center	Weatherford	99	November, 2006	Leased
Abilene Regional Medical Center	Abilene	231	July, 2007	Owned
Brownwood Regional Medical Center	Brownwood	194	July, 2007	Owned
College Station Medical Center	College Station	141	July, 2007	Owned
Navarro Regional Hospital	Corsicana	162	July, 2007	Owned
Longview Regional Medical Center	Longview	131	July, 2007	Owned
Woodland Heights Medical Center	Lufkin	149	July, 2007	Owned
San Angelo Community Medical Center	San Angelo	171	July, 2007	Owned
DeTar Healthcare System	Victoria	308	July, 2007	Owned
Cedar Park Regional Medical Center	Cedar Park	77	December, 2007	Owned
Utah
Mountain West Medical Center	Tooele	44	October, 2000	Owned
Virginia
Southern Virginia Regional Medical Center	Emporia	80	March, 1999	Owned
Southampton Memorial Hospital	Franklin	105	March, 2000	Owned
Southside Regional Medical Center	Petersburg	300	August, 2003	Owned
Washington
Deaconess Medical Center	Spokane	388	October, 2008	Owned
Valley Hospital and Medical Center	Spokane Valley	123	October, 2008	Owned
West Virginia
Plateau Medical Center	Oak Hill	25	July, 2002	Owned
Greenbrier Valley Medical Center	Ronceverte	122	July, 2007	Owned
Bluefield Regional Medical Center	Bluefield	240	October, 2010	Owned
Wyoming
Evanston Regional Hospital	Evanston	42	November, 1999	Owned

Total Licensed Beds at December 31, 2010		19,372

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)	In 2008, we segregated this entity from Northwest Medical Center — Bentonville for reporting purposes.

(3)	We operate this hospital under a lease-leaseback and operating agreement. We recognize all operating statistics, revenues and expenses associated with this hospital in our consolidated financial statements.

(4)	In 2008, we segregated this entity from Lutheran Hospital for reporting purposes.

The real property of substantially all of our wholly-owned hospitals is encumbered by mortgages under the Credit Facility.

The following table lists the hospitals owned by joint venture entities in which we do not have a consolidating ownership interest, along with our percentage ownership interest in the joint venture entity as of December 31, 2010. Information on licensed beds was provided by the majority owner and manager of each joint venture. A subsidiary of HCA is the majority owner of Macon Healthcare LLC, and a subsidiary of UHS is the majority owner of Summerlin Hospital Medical Center LLC and Valley Health System LLC.

Joint Venture	Facility Name	City	State	Licensed Beds

Macon Healthcare LLC	Coliseum Medical Center (38%)	Macon	GA	250
Macon Healthcare LLC	Coliseum Psychiatric Center (38%)	Macon	GA	60
Macon Healthcare LLC	Coliseum Northside Hospital (38%)	Macon	GA	103
Summerlin Hospital Medical Center LLC	Summerlin Hospital Medical Center (26.1%)	Las Vegas	NV	454
Valley Health System LLC	Desert Springs Hospital (27.5%)	Las Vegas	NV	286
Valley Health System LLC	Valley Hospital Medical Center (27.5%)	Las Vegas	NV	404
Valley Health System LLC	Spring Valley Hospital Medical Center (27.5%)	Las Vegas	NV	231
Valley Health System LLC	Centennial Hills Hospital Medical Center (27.5%)	Las Vegas	NV	165

Item 3.	Legal Proceedings

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

Community Health Systems, Inc. Legal Proceedings

On February 10, 2006, we received a letter from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 2006 letter focused on our hospitals in three states: Arkansas, New Mexico, and South Carolina. On August 31, 2006, we received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to the Company’s three hospitals in that state. Through the beginning of 2009, we provided the Department of Justice with requested documents, met with its personnel on numerous occasions, and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified us that it believed that we and these three New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. At one point, the Civil Division calculated that the three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million and said that if it proceeded to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc., pending in the United States District Court for the District of New Mexico. The federal government filed its complaint in intervention on June 30, 2009. The relator filed a second amended complaint on July 1, 2009. Both of these complaints expand the time period during which alleged improper payments were made. We filed motions to dismiss all of the federal government’s and the relator’s claims on August 28, 2009. On March 19, 2010, the court granted in part and denied in part our motion to dismiss as to the relator’s complaint. On July 7, 2010, the court denied our motion to dismiss the federal government’s complaint in intervention. We have filed our answer and pretrial discovery has begun. We are vigorously defending this action.

On June 12, 2008, two of our hospitals received letters from the U.S. Attorney’s Office for the Western District of New York requesting documents in an investigation it was conducting into billing practices with respect to kyphoplasty procedures performed during the period January 1, 2002 through June 9, 2008. On September 16, 2008, one of our hospitals in South Carolina also received an inquiry. Kyphoplasty is a surgical spine procedure that returns a compromised vertebrae (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. We have been informed that similar investigations have been initiated at unaffiliated facilities in Alabama, South Carolina, Indiana and other states. We believe that this investigation is related to a qui tam settlement between the same U.S. Attorney’s office and the manufacturer and distributor of the Kyphon product, which is used in performing the kyphoplasty procedure. We are cooperating with the investigation by collecting and producing material responsive to the requests. We are continuing to evaluate and discuss this matter with the federal government.

On April 19, 2009, we were served in Roswell, New Mexico with an answer and counterclaim in the case of Roswell Hospital Corporation d/b/a Eastern New Mexico Medical Center vs. Patrick Sisneros and Tammie McClain (sued as Jane Doe Sisneros). The case was originally filed as a collection matter. The counterclaim was filed as a putative class action and alleged theories of breach of contract, unjust enrichment, misrepresentation, prima facie tort, Fair Trade Practices Act and violation of the New Mexico RICO statute. On May 7, 2009, the hospital filed a notice of removal to federal court. On July 27, 2009, the case was remanded to state court for lack of a federal question. A motion to dismiss and a motion to dismiss misjoined counterclaim plaintiffs were filed on October 20, 2009. These motions were denied. Extensive discovery has been conducted. A motion for class certification for all uninsured patients was heard on March 3 through March 5, 2010 and on April 13, 2010, the state district court judge certified the case as a class action. Discovery is ongoing. A hearing is set for March 1, 2011 to assess the sufficiency of the methodology used to determine class damages. We are vigorously defending this action.

On December 7, 2009, we received a document subpoena from the U.S. Department of Health and Human Services, Office of the Inspector General, or OIG, requesting documents related to our hospital in Laredo, Texas. The categories of documents requested included case management, resource management, admission criteria, patient medical records, coding, billing, compliance, the Joint Commission accreditation, physician documentation, payments to referral sources, transactions involving physicians, disproportionate share hospital status, and audits by the hospital’s Quality Improvement organization. On January 22, 2010, we received a “request for information or assistance” from the OIG’s Office of Investigation requesting patient medical records from Laredo Medical Center in Laredo, Texas for certain Medicaid patients with an extended length of stay. Additional requests for records have also been received, including a request containing follow-up questions received on January 5, 2011. We are cooperating fully with these investigations.

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

On November 15, 2010, we were served with substantially identical Civil Investigative Demands (CIDs) from the Office of Attorney General, State of Texas for all our 18 affiliated Texas hospitals. The subject of the requests appears to concern emergency department procedures and billing. We are cooperating fully with these requests. Because we are in the early stages of this investigation, we are unable to evaluate the outcome of this investigation.

Triad Hospitals, Inc. Legal Proceedings

In a case styled U.S. ex rel. Bartlett vs. Quorum Health Resources, Inc., et al., pending in the Western District of Pennsylvania, Johnstown Division, the relator alleges in his second amended complaint, filed in January 2006 (the first amended complaint having been dismissed), that Quorum conspired with an unaffiliated hospital to pay an illegal remuneration in violation of the anti-kickback statute and the Stark Law, thus causing false claims to be filed. A renewed motion to dismiss that was filed in March 2006 asserting that the second amended complaint did not cure the defects contained in the first amended complaint. In September 2006, the hospital and one of the other defendants affiliated with the hospital filed for protection under Chapter 11 of the federal bankruptcy code, which imposed an automatic stay on proceedings in the case. Relators entered into a settlement agreement with the hospital, subject to confirmation of the hospital’s reorganization plan. The District Court conducted a status conference on January 30, 2009 and later convened another conference on March 30, 2009 and heard arguments on whether to proceed with a motion to dismiss, but did not make a ruling. The government and relator have reached a settlement with the hospital. Our motion to dismiss is still pending. We believe this case is without merit and will continue to vigorously defend it.

Item 4.	(Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed an initial public offering of our common stock on June 14, 2000. Our common stock began trading on June 9, 2000 and is listed on the New York Stock Exchange under the symbol CYH. At February 17, 2011, there were approximately 39 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the New York Stock Exchange.

	High	Low

Year Ended December 31, 2009
First Quarter	$21.60	$12.96
Second Quarter	28.79	13.95
Third Quarter	35.50	24.42
Fourth Quarter	38.00	29.35
Year Ended December 31, 2010
First Quarter	$40.84	$31.00
Second Quarter	42.30	33.21
Third Quarter	34.11	25.63
Fourth Quarter	38.00	29.08

Corporate Performance Graph

The following graph sets forth the cumulative return of our common stock during the five year period ended December 31, 2010, as compared to the cumulative return of the Standard & Poor’s 500 Stock Index (S&P 500) and the cumulative return of the Dow Jones Healthcare Index. The graph assumes an initial investment of $100 in our common stock and in each of the foregoing indices and the reinvestment of dividends where applicable.

We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. Our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $50 million in the aggregate after November 5, 2010, the date of our amendment and restatement of our Credit Facility. In addition, our Credit Facility allows us to repurchase stock in an amount not to exceed the aggregate amount of proceeds from the exercise of stock options. The indenture governing our Notes also limits our ability to pay dividends and/or repurchase stock. As of December 31, 2010, under the most restrictive test under these agreements, we have approximately $96.9 million remaining available with which to pay permitted dividends and/or make stock and Note repurchases.

The following table contains information about our purchases of common stock during the three months ended December 31, 2010:

			Total Number
			of Shares	Maximum
			Purchased as	Number of
	Total	Average	Part of	Shares That May
	Number of	Price	Publicly	Yet Be Purchased
	Shares	Paid per	Announced	Under the Plans
Period	Purchased	Share	Plans(a)	or Programs(a)

October 1, 2010 — October 31, 2010	195,000	$30.88	195,000	3,548,728
November 1, 2010 — November 30, 2010	—	—	—	3,548,728
December 1, 2010 — December 31, 2010	—	—	—	3,548,728

Total	195,000	$30.88	195,000	3,548,728

(a)	On September 15, 2010, we commenced a new open market repurchase program for up to 4,000,000 shares of our common stock, not to exceed $100 million in repurchases. This program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased or when the maximum dollar amount has been expended. During the three months ended December 31, 2010, we repurchased and retired 195,000 shares at a weighted-average price of $30.88 per share. During the year ended December 31, 2010, we repurchased and retired 451,272 shares at a weighted-average price of $30.81 per share, which is the cumulative number of shares that have been repurchased under this program through December 31, 2010.

Item 6.	Selected Financial Data

The following table summarizes specified selected financial data and should be read in conjunction with our related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. The amounts shown below have been adjusted for discontinued operations.

Community Health Systems, Inc.
Five Year Summary of Selected Financial Data

	Year Ended December 31,
	2010	2009	2008	2007(1)	2006
	(In thousands, except share and per share data)

Consolidated Statement of Income Data
Net operating revenues	$12,986,500	$12,107,613	$10,919,095	$7,095,861	$4,180,136
Income from operations	1,114,928	1,068,665	971,880	471,612	385,057
Income from continuing operations	348,441	304,805	233,727	67,431	177,695
Net income	348,441	306,377	252,734	44,691	171,058
Net income attributable to noncontrolling interests	68,458	63,227	34,430	14,402	2,795
Net income attributable to Community Health
Systems, Inc.	279,983	243,150	218,304	30,289	168,263
Basic earnings per share attributable to Community Health Systems, Inc. common stockholders(2):
Continuing operations	$3.05	$2.67	$2.13	$0.58	$1.87
Discontinued operations	—	0.01	0.21	(0.25)	(0.10)

Net income	$3.05	$2.68	$2.34	$0.32	$1.77

Diluted earnings per share attributable to Community Health Systems, Inc. common stockholders(2):
Continuing operations	$3.01	$2.64	$2.11	$0.57	$1.85
Discontinued operations	—	0.01	0.21	(0.25)	(0.10)

Net income	$3.01	$2.66	$2.32	$0.32	$1.75

Weighted-average number of shares outstanding
Basic	91,718,791	90,614,886	93,371,782	93,517,337	94,983,646
Diluted(3)	92,946,048	91,517,274	94,288,829	94,642,294	96,232,910

	Year Ended December 31,
	2010	2009	2008	2007(1)	2006
	(In thousands, except share and per share data)

Consolidated Balance Sheet Data
Cash and cash equivalents	$299,169	$344,541	$220,655	$133,574	$40,566
Total assets	14,698,123	14,021,472	13,818,254	13,493,644	4,506,579
Long-term obligations	10,418,234	10,179,402	10,287,535	9,974,516	2,207,623
Redeemable noncontrolling interests in equity of consolidated subsidiaries	387,472	368,857	348,816	346,999	23,478
Community Health Systems, Inc. stockholders’ equity	2,189,464	1,950,635	1,611,029	1,687,293	1,718,697
Noncontrolling interests in equity of consolidated subsidiaries	60,913	64,782	61,457	51,419	5,057

(1)	Includes the results of operations of the former Triad hospitals from July 25, 2007, the date of acquisition.

(2)	Total per share amounts may not add due to rounding.

(3)	See Note 12 to the Consolidated Financial Statements, included in Item 8 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements and “Selected Financial Data” included elsewhere in this Form 10-K.

Executive Overview

We are the largest publicly-traded operator of hospitals in the United States in terms of number of facilities and net operating revenues. We provide healthcare services through these hospitals that we own and operate in non-urban and selected urban markets. We generate revenue primarily by providing a broad range of general hospital healthcare services to patients in the communities in which we are located. We currently own and operate 130 hospitals comprised of 126 general acute care hospitals and four rehabilitation or psychiatric hospitals. In addition, we own and operate home care agencies, located primarily in markets where we also operate a hospital, and through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services.

In 2010, we increased our acquisition activity and acquired five hospitals located in Marion, South Carolina, Youngstown and Warren, Ohio and Bluefield, West Virginia. In 2009, we acquired one hospital located in Siloam Springs, Arkansas and two hospitals located in Wilkes-Barre, Pennsylvania and the remaining interest in a hospital located in El Dorado, Arkansas. In addition, on December 31, 2009, we entered into an agreement with a multi-specialty physician clinic that has 32 locations across the Inland Northwest region of the state of Washington. This agreement will allow our affiliated hospitals in Spokane, Washington to work with this clinic to offer a fully integrated healthcare delivery system in that market.

Our net operating revenues for the year ended December 31, 2010 increased to approximately $13.0 billion, as compared to approximately $12.1 billion for the year ended December 31, 2009. Income from continuing operations, before noncontrolling interests, for the year ended December 31, 2010 increased 14.3% over the year ended December 31, 2009. Despite low volume, this increase in income from continuing operations during the year ended December 31, 2010, as compared to the year ended December 31, 2009, is due primarily to the execution of our revenue growth initiatives at those hospitals owned throughout both years, general rate and reimbursement increases and our effective management of operating expenses. Our successful physician recruiting efforts have also been a key driver in the execution of our operating strategies. Total inpatient admissions for the year ended December 31, 2010 increased 0.1% compared to the year ended December 31, 2009 and adjusted admissions for the year ended December 31, 2010 increased 2.5% compared to the year ended December 31, 2009. This increase in adjusted admissions was due primarily to acquisitions during the past year, offsetting decreases in admissions at those hospitals owned throughout both years from a less severe flu season as compared to the prior year period, lower birth rates coinciding with the downturn in the economy, reductions in one day stays and certain service closures.

Self-pay revenues represented approximately 11.6% of our net operating revenues in 2010 compared to 11.2% in 2009. The value of charity care services relative to total net operating revenues was approximately 4.1% and 3.9% in 2010 and 2009, respectively.

PPACA was signed into law on March 23, 2010. In addition, the Reconciliation Act, which contains a number of amendments to PPACA, was signed into law on March 30, 2010. These healthcare acts, referred to collectively as the Reform Legislation, include a mandate that requires substantially all U.S. citizens to maintain medical insurance coverage which will ultimately increase the number of persons with access to health insurance in the United States. The Reform Legislation should result in a reduction in uninsured patients, which should reduce our expense from uncollectible accounts receivable; however, this legislation makes a number of other changes to Medicare and Medicaid, such as reductions to the Medicare annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the Medicare market basket update beginning October 1, 2011, and a reduction to the Medicare and Medicaid disproportionate share payments, that could adversely impact the reimbursement received under these programs. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement are scheduled to take effect over a number of years, and we cannot predict their impact at this time. Other provisions of the Reform Legislation, such as requirements related to employee health insurance coverage, should increase our operating costs.

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

In a number of markets, we have partnered with local physicians in the ownership of our facilities. Such investments have been permitted under an exception to the physician self-referral law, or the Stark Law, that allows physicians to invest in an entire hospital (as opposed to individual hospital departments). The Reform Legislation changes the “whole hospital” exception to the Stark Law. The Reform Legislation permits existing physician investments in a whole hospital to continue under a “grandfather” clause if the arrangement satisfies certain requirements and restrictions, but physicians became prohibited, from the time the Reform Legislation became effective, from increasing the aggregate percentage of their ownership in the hospital. The Reform Legislation also restricts the ability of existing physician-owned hospitals to expand the capacity of their facilities. Physician investments in hospitals that are under development are protected by the grandfather clause only if the physician investments have been made and the hospital has a Medicare provider agreement as of a specific date.

The impact of the Reform Legislation on each of our hospitals will vary depending on payor mix and a variety of other factors. We anticipate that many of the provisions in the Reform Legislation will be subject to further clarification and modification through the rule-making process, the development of agency guidance and judicial interpretations. Moreover, a number of state attorneys general are challenging the legality of certain aspects of the Reform Legislation. Currently, rulings in four separate Federal District Courts, regarding the constitutionality of the Reform Legislation, have been split, with two courts ruling in favor of the legislation and two courts ruling that part or all of the Reform Legislation was unconstitutional. These decisions are likely to be appealed and may ultimately end up before the United States Supreme Court. We cannot predict the impact the Reform Legislation may have on our business, results of operations, cash flow, capital resources and liquidity or the ultimate outcome of the judicial rulings. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.

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

Acquisitions

Effective October 1, 2010, we completed the acquisition of Forum Health based in Youngstown, Ohio, a healthcare system of two acute care hospitals, one rehabilitation hospital and other healthcare providers. This healthcare system includes Northside Medical Center (355 licensed beds) located in Youngstown, Ohio and Trumbull Memorial Hospital (311 licensed beds) located in Warren, Ohio. This healthcare system also includes Hillside Rehabilitation Hospital (69 licensed beds) located in Warren, Ohio, as well as several outpatient clinics and other ancillary facilities. The total cash consideration paid for fixed assets and working capital was approximately $93.4 million and $27.8 million, respectively, with additional consideration including $40.3 million assumed in liabilities, for a total consideration of $161.5 million. This acquisition transaction was accounted for as a purchase business combination. Based upon our preliminary purchase price allocation relating to this acquisition as of December 31, 2010, approximately $8.1 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by us based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective October 1, 2010, we completed the acquisition of Bluefield Regional Medical Center (240 licensed beds) located in Bluefield, West Virginia. The total cash consideration paid for fixed assets was approximately $35.4 million, with additional consideration including $8.9 million assumed in liabilities as well as a credit applied at closing of $1.8 million for negative acquired working capital, for a total consideration of $42.5 million. This acquisition transaction was accounted for as a purchase business combination. Based upon our preliminary purchase price allocation relating to this acquisition as of December 31, 2010, approximately $2.2 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by us based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective July 7, 2010, we completed the acquisition of Marion Regional Healthcare System located in Marion, South Carolina. This healthcare system includes Marion Regional Hospital (124 licensed beds), an acute care hospital, along with a related skilled nursing facility and other ancillary services. The total cash consideration paid for fixed assets and working capital was approximately $18.6 million and $5.8 million, respectively, with additional consideration including $3.9 million assumed in liabilities, for a total consideration of $28.3 million. This acquisition transaction was accounted for as a purchase business combination. Based upon our preliminary purchase price allocation relating to this acquisition as of December 31, 2010, no goodwill has been recorded. The preliminary allocation of the purchase price has been determined by us based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

During 2010, we paid approximately $67.4 million to acquire the operating assets and related businesses of certain physician practices, clinics, and other ancillary businesses that operate within the communities served by our hospitals. In connection with these acquisitions, we allocated approximately $35.6 million of the consideration paid to property and equipment and the remainder, approximately $35.4 million consisting of intangible assets that do not qualify for separate recognition, was allocated to goodwill. These acquisition transactions were accounted for as purchase business combinations.

On December 9, 2010, we announced that we made an offer to acquire Tenet for $6.00 per share, including $5.00 per share in cash and $1.00 per share in our common stock, which represented a premium of 40% over Tenet’s closing stock price on December 9, 2010. The total value of the transaction at this offering price would be approximately $7.3 billion, including $3.3 billion of acquired equity and approximately $4.0 billion of assumed long-term debt. The offer was made in a letter to Tenet’s Board of Directors on November 12, 2010, and rejected by Tenet on December 6, 2010. On December 20, 2010, we announced our intention to nominate directors for election at the 2011 Annual Meeting of Tenet, and on January 14, 2011, a full slate of 10 independent director nominees was nominated. Tenet’s entire Board is up for reelection at the 2011 Annual Meeting, which has been scheduled for November 3, 2011. There can be no assurance that such a transaction will be completed or, if completed, on what terms.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues derived from Medicare, Medicaid, managed care, self-pay and other sources for the periods indicated. The data for the years presented are not strictly comparable due to the effect that hospital acquisitions have had on these statistics.

	Year Ended December 31,
	2010	2009	2008

Medicare	27.2%	27.1%	27.5%
Medicaid	10.6%	9.8%	9.1%
Managed Care and other third-party payors	50.6%	51.9%	52.7%
Self-pay	11.6%	11.2%	10.7%

Total	100.0%	100.0%	100.0%

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the years ended December 31, 2010, 2009 and 2008. In the future, we expect the percentage of revenues received from the Medicare program to increase due to the general aging of the population.

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

In addition, specified managed care programs, insurance companies and employers are actively negotiating the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our net operating revenue growth.

Results of Operations

Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic, psychiatric and rehabilitation services. The strongest demand for hospital services generally occurs during January through April and the weakest demand for these services occurs during the summer months. Accordingly, eliminating the effect of new acquisitions, our net operating revenues and earnings are historically highest during the first quarter and lowest during the third quarter.

The following tables summarize, for the periods indicated, selected operating data.

	Year Ended December 31,
	2010	2009	2008
	(Expressed as a percentage of net operating revenues)

Consolidated
Net operating revenues	100.0%	100.0%	100.0%
Operating expenses(a)	(86.7)	(86.5)	(86.5)
Depreciation and amortization	(4.7)	(4.7)	(4.6)

Income from operations	8.6	8.8	8.9
Interest expense, net	(5.0)	(5.4)	(6.0)
Gain from early extinguishment of debt(b)	—	—	—
Equity in earnings of unconsolidated affiliates	0.3	0.3	0.4

Income from continuing operations before income taxes	3.9	3.7	3.3
Provision for income taxes	(1.2)	(1.2)	(1.2)

Income from continuing operations	2.7	2.5	2.1
Income from discontinued operations, net of taxes	—	—	0.2

Net income	2.7	2.5	2.3
Less: Net income attributable to noncontrolling interests	(0.5)	(0.5)	(0.3)

Net income attributable to Community Health Systems, Inc.	2.2%	2.0%	2.0%

	Year Ended December 31,
	2010	2009
	(Expressed in percentages)

Percentage increase from same period prior year:
Net operating revenues	7.3%	10.9%
Admissions	0.1	3.6
Adjusted admissions(c)	2.5	5.6
Average length of stay	2.4	—
Net income attributable to Community Health Systems, Inc.(d)	15.1	11.4
Same-store percentage increase (decrease) from same period prior year(e):
Net operating revenues	3.9%	5.9%
Admissions	(2.5)	(1.5)
Adjusted admissions(c)	(0.5)	0.7

(a)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses.

(b)	Gain from early extinguishment of debt was less than 0.1% for the years ended December 31, 2009 and 2008.

(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(d)	Includes income from discontinued operations, if any.

(e)	Includes acquired hospitals to the extent we operated them in both years.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net operating revenues increased by 7.3% to approximately $13.0 billion in 2010, from approximately $12.1 billion in 2009. Growth from hospitals owned throughout both periods contributed $476 million of that increase and $402 million was contributed by hospitals acquired in 2010 and 2009. On a same-store basis, net operating revenues increased 3.9%. The increased net operating revenues contributed by hospitals that we owned throughout both periods were primarily attributable to general rate and reimbursement increases.

On a consolidated basis, inpatient admissions increased by 0.1% and adjusted admissions increased by 2.5%. On a same-store basis, inpatient admissions decreased by 2.5% during the year ended December 31, 2010. This decrease in inpatient admissions was due primarily to a decrease in admissions from a less severe flu season as compared to the prior year period, lower birth rates coinciding with the downturn in the economy, reductions in one day stays and certain service closures during the year ended December 31, 2010, as compared to the year ended December 31, 2009.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased from 86.5% in 2009 to 86.7% in 2010. Salaries and benefits, as a percentage of net operating revenues, increased from 40.0% in 2009 to 40.3% in 2010 from the impact of recent acquisitions and an increase in the number of employed physicians, which offset efficiencies gained at hospitals owned throughout both periods. Provision for bad debts, as a percentage of net revenues, increased from 12.1% in 2009 to 12.2% in 2010, which is reflective of stabilization in the economy and unemployment rates. Supplies, as a percentage of net operating revenues, decreased from 13.9% in 2009 to 13.6% in 2010. This decrease in supplies expenses is due primarily to greater utilization of and improved pricing under our purchasing program. Other operating expenses, as a percentage of net operating revenues, increased from 18.5% in 2009 to 18.6% in 2010. Rent, as a percentage of net operating revenues, remained consistent at 2.0% for 2009 and 2010. Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.3% for 2009 and 2010.

Depreciation and amortization remained consistent at 4.7% of net operating revenues for 2009 and 2010.

Interest expense, net, increased by $2.9 million from $649.0 million in 2009, to $651.9 million in 2010. An increase in interest rates during 2010, including the pricing increase on $1.5 billion of existing term loans under the amended Credit Facility beginning November 5, 2010, compared to 2009, resulted in an increase in interest expense of $5.4 million. Additionally, interest expense increased by $4.8 million as a result of less interest being capitalized during 2010, as compared to 2009, as the current year period had fewer major construction projects. These increases were offset by a decrease in interest expense of $7.3 million due to a decrease in our average outstanding debt during 2010, compared to 2009.

Impairment of long-lived and other assets of $12.5 million in 2009 resulted from our assessment of the recoverability of these assets. No impairment of long-lived and other assets was recognized in 2010.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes increasing $62.3 million from $446.1 million in 2009 to $508.4 million for 2010.

Provision for income taxes from continuing operations increased from $141.3 million in 2009 to $160.0 million in 2010 due to the increase in income from continuing operations before income taxes. Our effective tax rates were 31.5% and 31.7% for the years ended December 31, 2010 and 2009, respectively. The decrease in our effective tax rate is primarily a result of a decrease in our effective state tax rate.

Each of income from continuing operations and net income, as a percentage of net operating revenues, increased from 2.5% in 2009 to 2.7% in 2010. The increase is primarily due to the decrease in interest expense as a percentage of net operating revenues, discussed above.

Net income attributable to noncontrolling interests as a percentage of net operating revenues remained consistent at 0.5% for the years ended December 31, 2010 and 2009.

Net income attributable to Community Health Systems, Inc. was $280.0 million in 2010 compared to $243.2 million in 2009, an increase of 15.1%. The increase in net income attributable to Community Health Systems, Inc. is reflective of the increase in net operating revenues while maintaining substantially the same profit margin levels as discussed above.

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

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, remained consistent at 86.5% for 2008 and 2009. Salaries and benefits, as a percentage of net operating revenues, remained consistent at 40.0% for 2008 and 2009. Provision for bad debts, as a percentage of net revenues, increased from 11.2% in 2008 to 12.1% in 2009. This increase in the provision for bad debts primarily represents an increase in self-pay revenues over the comparable period of 2008 due to increased charges and the impact of current economic conditions on individuals’ ability to pay. Supplies, as a percentage of net operating revenues, decreased from 14.0% in 2008 to 13.9% in 2009. Other operating expenses, as a percentage of net operating revenues, decreased from 19.2% in 2008 to 18.5% in 2009. This decrease in other operating expenses is due primarily to reductions in contract labor. Rent, as a percentage of net operating revenues, decreased from 2.1% in 2008 to 2.0% in 2009. Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased from 0.4% in 2008 to 0.3% in 2009.

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

Liquidity and Capital Resources

2010 Compared to 2009

Net cash provided by operating activities increased $112.3 million, from approximately $1.1 billion for the year ended December 31, 2009 to approximately $1.2 billion for the year ended December 31, 2010. The increase is primarily due to an increase in cash flows from net income of $42.1 million, an increase in non-cash depreciation and amortization expense of $43.3 million, an increase in other non-cash expenses of $22.8 million, an increase in cash flows from accounts payable, accrued liabilities and income taxes of $75.9 million, primarily as a result of the timing of payments, and an increase in cash flows generated from the change in all other assets and liabilities of $19.0 million. These increases in cash flows were offset by decreases in cash flows from supplies, prepaid expenses and other current assets of $5.4 million and decreases in cash generated from accounts receivable of $85.4 million, primarily a result of our two-day improvement in account receivable days outstanding in 2010 compared to a five-day improvement in 2009.

The cash used in investing activities increased $177.1 million, from $867.2 million for the year ended December 31, 2009 to approximately $1.0 billion for the year ended December 31, 2010. The increase in cash used in investing activities, in comparison to the prior year, is primarily attributable to an increase in the cash used for the purchase of property and equipment of $90.5 million, a reduction in the amount of proceeds from the disposition of hospitals and other ancillary operations of $89.5 million due to the sale of one hospital in 2009 and no hospital divestitures in 2010, and a net increase in other non-operating assets of $17.0 million. These increases in cash used in investing activities were offset by a reduction in acquisitions of facilities and other related equipment of $15.5 million and an increase in the amount of the proceeds from the sale of property and equipment of $4.4 million. We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.

In 2010, our net cash used in financing activities increased $104.4 million from $85.4 million in 2009 to $189.8 million in 2010. The increase in cash used in financing activities, in comparison to the prior year, is primarily due to repurchases of our common stock of $114.0 million, an increase in deferred financing costs of $13.2 million associated with the amendment and extension of a portion of our credit agreement, and a reduction in the proceeds from noncontrolling investors in joint ventures of $22.6 million as the Reform Legislation significantly limits the selling of noncontrolling interests to physician investors. These increases were offset by an increase in the proceeds from the exercise of stock options of $44.2 million and an increase in the excess tax benefit relating to stock-based compensation of $13.7 million. The net increase in all other financing activities was $12.5 million. This included an increase in borrowings under our Credit Facility, but was mostly offset by repayments of our long-term debt.

In 2010, we used $113.9 million for the repurchase and retirement of 3,415,800 shares of our outstanding common stock on the open market. We believed this to be a prudent use of cash as a result of our low market valuation when compared with historical valuations of both our stock and other healthcare providers’ stock. Our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $50 million in the aggregate after November 5, 2010, the date of the amendment and restatement of our Credit Facility. In addition, our Credit Facility allows us to repurchase stock in an amount not to exceed the aggregate amount of proceeds from the exercise of stock options. The indenture governing our Notes also limits our ability to pay dividends and/or repurchase stock. As of December 31, 2010, under the most restrictive test under these agreements, we have approximately $96.9 million remaining available with which to pay permitted dividends and/or make stock and Note repurchases.

With the exception of some small principal payments of our term loans under our Credit Facility, representing less than 1% of the outstanding balance each year through 2013, approximately $4.5 billion of term loans under our Credit Facility mature in 2014, our Notes are due in 2015, and the remaining $1.5 billion in term loans mature in 2017. We believe this four to five-year period before final maturity allows sufficient time for the current financial environment to improve and permits us to make favorable changes, including refinancing, to our debt structure. We do not anticipate the need to use funds currently available under our Credit Facility for purposes of funding our operations, although these funds could be used for the purpose of making further acquisitions or for restructuring our existing debt. Furthermore, we anticipate we will remain in compliance with our debt covenants through the next 12 months and beyond into the foreseeable future.

As described in Notes 6, 9 and 15 of the Notes to Consolidated Financial Statements, at December 31, 2010, we had certain cash obligations, which are due as follows (in thousands):

					2017
	Total	2011	2012-2014	2015-2016	and thereafter

Long-term debt	$6,038,459	$57,562	$4,522,058	$31,737	$1,427,102
Notes	2,784,331	—	—	2,784,331	—
Interest on Credit Facility and Notes(1)	2,144,685	422,198	1,207,858	511,924	2,705
Capital lease obligations, including interest	82,115	10,328	20,314	11,182	40,291

Total long-term debt	11,049,590	490,088	5,750,230	3,339,174	1,470,098
Operating leases	828,787	172,764	359,337	142,581	154,105
Replacement facilities and other capital commitments(2)	627,175	259,008	323,690	8,273	36,204
Open purchase orders(3)	209,158	209,158	—	—	—
Liability for uncertain tax positions, including interest and penalties	6,054	5,298	756	—	—

Total	$12,720,764	$1,136,316	$6,434,013	$3,490,028	$1,660,407

(1)	Estimate of interest payments assumes the interest rates at December 31, 2010 remain constant during the period presented for the Credit Facility, which is variable rate debt. The interest rate used to calculate interest payments for the Credit Facility was the London Interbank Offered Rate, or LIBOR, as of December 31, 2010 plus the spread. The Notes are fixed at an interest rate of 8.875% per annum.

(2)	Pursuant to purchase agreements in effect as of December 31, 2010 and where CON approval has been obtained, we have commitments to build the following replacement facilities and the following capital commitments. As required by an amendment to our lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location by November 2012. As part of an acquisition in 2007, we agreed to build a replacement hospital in Valparaiso, Indiana by April 2011. As part of an acquisition in 2009, we agreed to build a replacement hospital in Siloam Springs, Arkansas by February 2013. Construction costs, including equipment costs, for these three replacement facilities are currently estimated to be approximately $318.5 million of which approximately $47.4 million has been incurred to date. In addition, under other purchase agreements, we have committed to spend approximately $540.5 million for costs such as capital improvements, equipment, selected leases and physician recruiting. These commitments are required to be fulfilled generally over a five to seven year period after acquisition. Through December 31, 2010, we have incurred approximately $184.5 million related to these commitments.

(3)	Open purchase orders represent our commitment for items ordered but not yet received.

At December 31, 2010, we had issued letters of credit primarily in support of potential insurance related claims and specified outstanding bonds of approximately $81.9 million.

Our debt as a percentage of total capitalization decreased from 82% at December 31, 2009 to 80% at December 31, 2010.

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

Capital Expenditures

Cash expenditures for purchases of facilities were $248.3 million in 2010, $263.8 million in 2009 and $161.9 million in 2008. Our expenditures in 2010 included $181.1 million for the purchase of five hospitals and $67.2 million for the purchase of clinics, surgery centers and physician practices. Our expenditures in 2009 included $182.2 million for the purchase of three hospitals and the remaining equity in a hospital in which we previously had a noncontrolling interest, $72.3 million for the purchase of clinics, surgery centers and physician practices, and $9.3 million for the settlement of acquired working capital. Our expenditures in 2008 included $149.1 million for the purchase of two hospitals and $12.8 million for the purchase of physician practices and a home care agency.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for 2010 totaled $631.7 million compared to $572.1 million in 2009, and $569.4 million in 2008. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $35.7 million in 2010, $4.8 million in 2009 and $122.8 million in 2008. The costs to construct replacement hospitals for the year ended December 31, 2010 represent both planning and construction costs for the four replacement hospitals. The costs to construct replacement hospitals for the year ended December 31, 2009 represent planning costs for future construction projects since there were no replacement hospitals under construction at year ended December 31, 2009. In 2008, we completed construction of and opened three replacement hospitals, accounting for the higher costs incurred during the year ended December 31, 2008.

Pursuant to hospital purchase agreements in effect as of December 31, 2010, as part of an acquisition in 2007, we agreed to build a replacement hospital in Valparaiso, Indiana by April 2011, and as part of an acquisition in 2009, we agreed to build a replacement hospital in Siloam Springs, Arkansas by February 2013. Also, as required by an amendment to a lease agreement entered into in 2005, we agreed to build a replacement facility at Barstow Community Hospital in Barstow, California. Estimated construction costs, including equipment costs, are approximately $318.5 million for these three replacement facilities. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement to our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need from the Alabama Certificate of Need Review Board; however, this certificate of need remains subject to an appeal process. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280.0 million for the Birmingham replacement facility. We expect total capital expenditures of approximately $750 million to $850 million in 2011 (which includes amounts which are required to be expended pursuant to the terms of hospital purchase agreements), including approximately $580 million to $660 million for renovation and equipment cost and approximately $170 million to $190 million for construction and equipment cost of the replacement hospitals.

Capital Resources

Net working capital was approximately $1.229 billion at December 31, 2010, compared to $1.217 billion at December 31, 2009, an increase of $12.0 million. Contributing to the increase in net working capital were increases in patient accounts receivable of approximately $65.6 million, supplies of approximately $17.1 million, prepaid taxes of approximately $73.1 million, deferred tax assets of approximately $35.1 million, net working capital acquired as part of our business acquisitions of approximately $5.1 million and decreases in deferred tax liabilities of approximately $19.6 million. These increases in working capital were offset by decreases in cash of approximately $45.4 million, increases in accounts payable of approximately $86.7 million and employee compensation liabilities of approximately $82.8 million. All other changes in working capital items contributed approximately $11.3 million of net working capital.

In connection with the consummation of the Triad acquisition in July 2007, we obtained approximately $7.2 billion of senior secured financing under a Credit Facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The Credit Facility consisted of an approximately $6.1 billion funded term loan facility with a maturity of seven years, a $300 million delayed draw term loan facility (reduced by us from $400 million) with a maturity of seven years and a $750 million revolving credit facility with a maturity of six years. During the fourth quarter of 2008, $100 million of the delayed draw term loan had been drawn down by us, reducing the delayed draw term loan availability to $200 million at December 31, 2008. In January 2009, we drew down the remaining $200 million of the delayed draw term loan. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. The Credit Facility requires quarterly amortization payments of each term loan facility equal to 0.25% of the outstanding amount of the term loans. On November 5, 2010, we entered into an amendment and restatement of our existing Credit Facility. The amendment extends by two and a half years, until January 25, 2017, the maturity date of $1.5 billion of the existing term loans under the Credit Facility and increases the pricing on these term loans to LIBOR plus 350 basis points. If more than $50 million of our Notes remain outstanding on April 15, 2015, without having been refinanced, then the maturity date for the extended term loans will be accelerated to April 15, 2015. The maturity date of the balance of the term loans of approximately $4.5 billion remains unchanged at July 25, 2014. The amendment also increases our ability to issue additional indebtedness under the uncommitted incremental facility to $1.0 billion from $600 million, permits us to issue Term A term loans under the incremental facility, and provides up to $2.0 billion of borrowing capacity from receivable transactions, an increase of $0.5 billion, of which $1.7 billion would be required to be used for repayment of existing term loans.

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

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus one-half of 1.0% or (3) the adjusted LIBOR rate on such day for a three-month interest period commencing on the second business day after such day plus 1%, or (b) a reserve adjusted LIBOR for dollars (Eurodollar rate) (as defined). The applicable percentage for Alternate Base Rate loans is 1.25% for term loans due 2014 and 2.25% for term loans due 2017. The applicable percentage for Eurodollar rate loans is 2.25% for term loans due 2014 and 3.5% for term loans due 2017. The applicable percentage for revolving loans was initially 1.25% for Alternate Base Rate revolving loans and 2.25% for Eurodollar revolving loans, in each case subject to reduction based on our leverage ratio. Loans under the swingline subfacility bear interest at the rate applicable to Alternate Base Rate loans under the revolving credit facility.

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

As of December 31, 2010, the availability for additional borrowings under our Credit Facility was approximately $750 million pursuant to the revolving credit facility, of which $81.9 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements through the next 12 months and into the foreseeable future.

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

As of December 31, 2010, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 89% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans due 2014 and 350 basis points for term loans due 2017 under the Credit Facility.

	Notional	Fixed
	Amount	Interest	Termination	Fair Value
Swap #	(in 000’s)	Rate	Date	(in 000’s)

1	$100,000	4.7090%	January 24, 2011	$(294)
2	300,000	5.1140%	August 8, 2011	(8,430)
3	100,000	4.7185%	August 19, 2011	(2,674)
4	100,000	4.7040%	August 19, 2011	(2,664)
5	100,000	4.6250%	August 19, 2011	(2,602)
6	200,000	4.9300%	August 30, 2011	(5,833)
7	200,000	3.0920%	September 18, 2011	(3,632)
8	100,000	3.0230%	October 23, 2011	(1,952)
9	200,000	4.4815%	October 26, 2011	(6,328)
10	200,000	4.0840%	December 3, 2011	(6,267)
11	100,000	3.8470%	January 4, 2012	(3,112)
12	100,000	3.8510%	January 4, 2012	(3,126)
13	100,000	3.8560%	January 4, 2012	(3,131)
14	200,000	3.7260%	January 8, 2012	(6,074)
15	200,000	3.5065%	January 16, 2012	(5,723)
16	250,000	5.0185%	May 30, 2012	(14,971)
17	150,000	5.0250%	May 30, 2012	(9,074)
18	200,000	4.6845%	September 11, 2012	(13,217)
19	100,000	3.3520%	October 23, 2012	(4,639)
20	125,000	4.3745%	November 23, 2012	(8,095)
21	75,000	4.3800%	November 23, 2012	(5,087)
22	150,000	5.0200%	November 30, 2012	(12,124)
23	200,000	2.2420%	February 28, 2013	(5,961)
24	100,000	5.0230%	May 30, 2013	(9,655)
25	300,000	5.2420%	August 6, 2013	(31,963)
26	100,000	5.0380%	August 30, 2013	(10,396)
27	50,000	3.5860%	October 23, 2013	(3,367)
28	50,000	3.5240%	October 23, 2013	(3,281)
29	100,000	5.0500%	November 30, 2013	(11,036)
30	200,000	2.0700%	December 19, 2013	(4,898)
31	100,000	5.2310%	July 25, 2014	(12,977)
32	100,000	5.2310%	July 25, 2014	(12,977)
33	200,000	5.1600%	July 25, 2014	(25,460)
34	75,000	5.0405%	July 25, 2014	(9,225)
35	125,000	5.0215%	July 25, 2014	(15,293)
36	100,000	2.6210%	July 25, 2014	(3,883)
37	100,000	3.1100%	July 25, 2014	(5,590)
38	100,000	3.2580%	July 25, 2014	(5,909	)(1)
39	200,000	2.6930%	October 26, 2014	(4,594	)(2)
40	300,000	3.4470%	August 8, 2016	(12,337	)(3)
41	200,000	3.4285%	August 19, 2016	(7,832	)(4)
42	100,000	3.4010%	August 19, 2016	(3,778	)(5)
43	200,000	3.5000%	August 30, 2016	(8,325	)(6)
44	100,000	3.0050%	November 30, 2016	(2,740)

(1)	This interest rate swap becomes effective January 24, 2011, concurrent with the termination of swap #1.

(2)	This interest rate swap becomes effective October 26, 2011, concurrent with the termination of swap #9.

(3)	This interest rate swap becomes effective August 8, 2011, concurrent with the termination of swap #2.

(4)	This interest rate swap becomes effective August 19, 2011, concurrent with the termination of swap #3 and #5.

(5)	This interest rate swap becomes effective August 19, 2011, concurrent with the termination of swap #4.

(6)	This interest rate swap becomes effective August 30, 2011, concurrent with the termination of swap #6.

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

We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility of $750 million (consisting of a $750 million revolving credit facility, of which $81.9 million is set aside for outstanding letters of credit as of December 31, 2010) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion, our ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) and our continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash, borrowings under our Credit Facility as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.

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

Off-balance sheet arrangements

Our consolidated operating results for the years ended December 31, 2010 and 2009, included $281.0 million and $286.6 million, respectively, of net operating revenues and $26.6 million and $18.1 million, respectively, of income from continuing operations, generated from seven hospitals operated by us under operating lease arrangements. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the respective assets and the future lease obligations under these arrangements are not recorded in our consolidated balance sheet. Lease payments under these arrangements are included in rent expense and totaled approximately $12.4 million and $16.5 million for the years ended December 31, 2010 and 2009, respectively. The current terms of these operating leases expire between June 2012 and December 2020, not including lease extension options. If we allow these leases to expire, we would no longer generate revenues nor incur expenses from these hospitals.

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

During 2010, we entered into an agreement with the lessor of Cleveland Regional Medical Center, or Cleveland Regional, our leased facility in Cleveland, TX, to exchange our ownership interest in certain real estate at Hill Regional Medical Center, or Hill Regional, in Hillsboro, TX for the lessor’s ownership interest in the real estate at Cleveland Regional. The related lease agreement was amended to incorporate Hill Regional as a leased asset with no change to the remaining lease term or payment schedule. No monetary consideration was exchanged in this transaction, and the transaction qualifies as a non-taxable, like-kind exchange under the regulations in Section 1031 of the Internal Revenue Code. The assets of Cleveland Regional are included in the consolidated balance sheet at fair value on the date of this transaction; however, as a result of our continuing involvement in the Hill Regional assets, the exchange with the lessor does not qualify for sale treatment under U.S. GAAP. Accordingly, the transaction has been accounted for as a financing obligation and the assets of Hill Regional will remain on the consolidated balance sheet as assets recorded under a financing obligation. Future payments under the lease will be amortized against the financing obligation rather than recorded as rent expense.

As described more fully in Note 15 of the Notes to Consolidated Financial Statements, at December 31, 2010, we have certain cash obligations for replacement facilities and other construction commitments of $627.2 million and open purchase orders for $209.2 million.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of December 31, 2010, we have hospitals in 25 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also had a non-profit entity as a partner. In addition, we have three other hospitals with noncontrolling interests owned by non-profit entities. During 2010 (prior to the enactment of the Reform Legislation), we sold noncontrolling interests in two of our hospitals and additional noncontrolling interests in hospitals with existing physician ownership, for total consideration of $7.2 million. During 2009, we sold noncontrolling interests in six of our hospitals, including additional noncontrolling interests in hospitals with existing physician ownership, for total consideration of $19.3 million. During 2008, we sold noncontrolling interests in seven of our hospitals, including additional noncontrolling interests in hospitals with existing physician ownership, for total consideration of $82.1 million. Effective June 1, 2009, we acquired from Akron General Medical Center the remaining 20% noncontrolling interest in Massillon Community Health System, LLC not then owned by us. This entity indirectly owns and operates Affinity Medical Center of Massillon, Ohio. The purchase price for this noncontrolling interest was $1.1 million in cash. Affinity Medical Center is now wholly-owned by us. Effective June 30, 2008, we acquired the remaining 35% noncontrolling interest in Affinity Health Systems, LLC which indirectly owns and operates Trinity Medical Center (560 licensed beds) in Birmingham, Alabama, from Baptist Health Systems, Inc. of Birmingham, Alabama, or Baptist, giving us 100% ownership of that facility. The purchase price to acquire this interest was $51.5 million in cash and the cancellation of a promissory note issued by Baptist to Affinity Health Systems, LLC in the original principal amount of $32.8 million. Effective November 14, 2008, we acquired from Willamette Community Health Solutions all of its noncontrolling interest in MWMC Holdings, LLC, which indirectly owns a controlling interest in and operates McKenzie-Willamette Medical Center of Springfield, Oregon. This acquisition resulted from a put right held by Willamette Community Health Solutions in connection with the 2003 transaction establishing the joint venture. The purchase price for this noncontrolling interest was $22.7 million in cash. Physicians affiliated with Oregon Health Resources, Inc. continue to own a noncontrolling interest in the hospital. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $387.5 million and $368.9 million as of December 31, 2010 and 2009, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $60.9 million and $64.8 million as of December 31, 2010 and 2009, respectively, and the amount of net income attributable to noncontrolling interests was $68.5 million, $63.2 million and $34.4 million for the years ended December 31, 2010, 2009 and 2008, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we will not introduce physician ownership at any of our wholly-owned facilities or increase the aggregate percentage of physician ownership in any of our existing joint ventures.

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

Third-party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at December 31, 2010 from our estimated reimbursement percentage, net income for the year ended December 31, 2010 would have changed by approximately $30.5 million, and net accounts receivable at December 31, 2010 would have changed by $48.3 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the years ended December 31, 2010, 2009 and 2008.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third-party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage at December 31, 2010 differed by 1% from our estimated collection percentage as a result of a change in expected recoveries, net income for the year ended December 31, 2010 would have changed by $16.8 million, and net accounts receivable at December 31, 2010 would have changed by $26.6 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $2.1 billion and $1.9 billion at December 31, 2010 and 2009, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding was 46 days at December 31, 2010 and 48 days at December 31, 2009. Our target range for days revenue outstanding is from 46 to 56 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $7.2 billion as of December 31, 2010 and approximately $6.1 billion as of December 31, 2009.

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	December 31,
	2010	2009

Insured receivables	63.9%	62.4%
Self-pay receivables	36.1%	37.6%

Total	100.0%	100.0%

For the hospital segment, the combined total of the allowance for doubtful accounts and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 84% at December 31, 2010 and 82% at December 31, 2009. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 91% and 90% at December 31, 2010 and 2009, respectively.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.3%, 1.4% and 2.6% in 2010, 2009 and 2008, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of income.

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

The following table presents the amounts of our accrual for professional liability claims and approximate amounts of our activity for each of the respective years (excludes premiums for excess insurance coverage) (in thousands):

	Year Ended December 31,
	2010	2009	2008

Accrual for professional liability claims, beginning of year	$431,225	$350,579	$300,184

Expense (income) related to:
Current accident year	141,923	136,424	110,010
Prior accident years	(10,583)	(6,702)	(15,826)
(Income) expense from discounting	(2,678)	11,515	11,499

Total incurred loss and loss expense(1)	128,662	141,237	105,683

Paid claims and expenses related to:
Current accident year	(1,980)	(1,387)	(688)
Prior accident years	(68,700)	(59,204)	(54,600)

Total paid claims and expenses	(70,680)	(60,591)	(55,288)

Accrual for professional liability claims, end of year	$489,207	$431,225	$350,579

(1)	Total expense, including premiums for insured coverage, was $164.2 million in 2010, $176.4 million in 2009 and $136.6 million in 2008.

The increase in current accident year claims expense in each year from 2007 to 2010 is consistent with the increase in net operating revenues during these periods. Income/expense related to prior accident years reflects changes in estimates resulting from the filing of claims for prior year incidents, claim settlements, updates from litigation, and our ongoing investigation of open claims. Expense/income from discounting reflects the changes in the weighted-average risk-free interest rate used and timing of estimated payments for discounting in each year.

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

Effective January 1, 2008, the former Triad hospitals are insured on a claims-made basis as described above and through commercial insurance companies as described above for substantially all claims occurring on or after January 1, 2002 and reported on or after January 1, 2008. Substantially all losses for the former Triad hospitals in periods prior to May 1, 1999 were insured through a wholly-owned insurance subsidiary of HCA Inc., or HCA, Triad’s owner prior to that time, and excess loss policies maintained by HCA. HCA has agreed to indemnify the former Triad hospitals in respect of claims covered by such insurance policies arising prior to May 1, 1999. From May 1, 1999 through December 31, 2006, the former Triad hospitals obtained insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary, with excess coverage obtained from other carriers that is subject to certain deductibles. Effective for claims incurred after December 31, 2006, Triad began insuring its claims from $1 million to $5 million through its wholly-owned captive insurance company, replacing the coverage provided by HCA. Substantially all claims occurring during 2007 were self-insured up to $10 million per claim.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established. Our deferred tax assets and liabilities have been adjusted in 2010 for the effects of our filed 2009 tax return, having the effect of increasing total deferred tax assets by $12.5 million, increasing total deferred tax liabilities by $11.4 million, and decreasing prepaid income taxes by $1.1 million. The effects of the adjustments did not impact income tax expense, and their effects on previously issued consolidated financial statements were not material.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $7.5 million as of December 31, 2010. It is our policy to recognize interest and penalties related to unrecognized benefits in our consolidated statements of income as income tax expense. A total of approximately $1.4 million of interest and penalties is included in the amount of liability for uncertain tax positions at December 31, 2010. During the year ended December 31, 2010, we released $1.4 million for income taxes and $0.5 million for accrued interest of our liability for uncertain tax positions, as a result of the expiration of the statute of limitations pertaining to tax positions taken in prior years.

We believe it is reasonably possible that approximately $3.1 million of our current unrecognized tax benefit may be recognized within the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities.

We, or one of our subsidiaries, file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. We have extended the federal statute of limitations for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003. We are currently under examination by the IRS regarding the federal tax return of Triad for the tax periods ended December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. We believe the results of this examination will not be material to our consolidated results of operations or consolidated financial position. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2007 and federal income tax examinations with respect to Community Health Systems, Inc. federal returns for years prior to 2007. Our federal income tax returns for the 2007 and 2008 tax years are currently under examination by the IRS. We believe the results of this examination will not be material to our consolidated results of operations or consolidated financial position.

Recent Accounting Pronouncements

On January 1, 2010, we adopted the revisions to U.S. GAAP related to the accounting and consolidation requirements for variable interest entities, which did not have a material effect on our consolidated results of operations or financial position. These revisions significantly changed the criteria in determining the primary beneficiary of a variable interest entity (“VIE”) from a more quantitative model to both a quantitative and qualitative evaluation of the enterprise that has (1) the power to direct the activities that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive returns that could be potentially significant to the VIE. Additionally, this guidance required ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE and required enhanced disclosures that would provide users of financial statements with more transparent information about an enterprise’s involvement in a VIE. The adoption of these changes had no impact on our consolidated financial statements.

In August 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-24, which provides clarification to companies in the healthcare industry on the accounting for professional liability insurance. This ASU states that receivables related to insurance recoveries should not be netted against the related claim liability and such claim liabilities should be determined without considering insurance recoveries. This ASU is effective for fiscal years beginning after December 15, 2010 and will be adopted by us in the first quarter of 2011. The adoption of this ASU will not have a material impact on our consolidated financial position and will have no impact on our consolidated results of operations.

In August 2010, the FASB issued ASU 2010-23, which requires a company in the healthcare industry to use its direct and indirect costs of providing charity care as the measurement basis for charity care disclosures. This ASU also requires additional disclosures of the method used to identify such costs. This ASU is effective for fiscal years beginning after December 15, 2010 and will be adopted by us in the first quarter of 2011. The adoption of this ASU will have no impact on our consolidated results of operations and consolidated financial position.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources.” We do not anticipate any material changes in our primary market risk exposures in 2011. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $6.8 million in 2010, $2.5 million in 2009 and $13 million in 2008.

Item 8.	Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Franklin, Tennessee

We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community Health Systems, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company adopted revisions to accounting principles generally accepted in the United States of America related to business combinations effective January 1, 2009.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP
Nashville, Tennessee
February 25, 2011

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2010	2009	2008
	(In thousands, except share and per share data)

Net operating revenues	$12,986,500	$12,107,613	$10,919,095

Operating costs and expenses:
Salaries and benefits	5,237,971	4,842,330	4,367,664
Provision for bad debts	1,588,516	1,460,307	1,218,612
Supplies	1,771,129	1,685,493	1,531,376
Other operating expenses	2,406,596	2,237,475	2,099,010
Rent	257,521	247,132	231,167
Depreciation and amortization	609,839	566,211	499,386

Total operating costs and expenses	11,871,572	11,038,948	9,947,215

Income from operations	1,114,928	1,068,665	971,880
Interest expense, net of interest income of $1,757, $3,561, and $7,057 in 2010, 2009, and 2008, respectively	651,926	648,964	652,468
Gain from early extinguishment of debt	—	(2,385)	(2,525)
Equity in earnings of unconsolidated affiliates	(45,432)	(36,521)	(42,063)
Impairment of long-lived and other assets	—	12,477	5,000

Income from continuing operations before income taxes	508,434	446,130	359,000
Provision for income taxes	159,993	141,325	125,273

Income from continuing operations	348,441	304,805	233,727
Discontinued operations, net of taxes:
Income from operations of hospitals sold and hospitals held for sale	—	1,977	9,427
(Loss) gain on sale of hospitals, net	—	(405)	9,580

Income from discontinued operations	—	1,572	19,007

Net income	348,441	306,377	252,734
Less: Net income attributable to noncontrolling interests	68,458	63,227	34,430

Net income attributable to Community Health Systems, Inc.	$279,983	$243,150	$218,304

Basic earnings per share attributable to Community
Health Systems, Inc. common stockholders(1):
Continuing operations	$3.05	$2.67	$2.13
Discontinued operations	—	0.01	0.21

Net income	$3.05	$2.68	$2.34

Diluted earnings per share attributable to Community
Health Systems, Inc. common stockholders(1):
Continuing operations	$3.01	$2.64	$2.11
Discontinued operations	—	0.01	0.21

Net income	$3.01	$2.66	$2.32

Weighted-average number of shares outstanding:
Basic	91,718,791	90,614,886	93,371,782

Diluted	92,946,048	91,517,274	94,288,829

(1)	Total per share amounts may not add due to rounding.

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2010	2009
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$299,169	$344,541
Patient accounts receivable, net of allowance for doubtful accounts of $1,639,198
and $1,417,188 at December 31, 2010 and December 31, 2009, respectively	1,714,542	1,617,903
Supplies	329,114	302,609
Prepaid income taxes	118,464	45,414
Deferred income taxes	115,819	80,714
Prepaid expenses and taxes	100,754	89,475
Other current assets	193,331	194,339

Total current assets	2,871,193	2,674,995

Property and equipment:
Land and improvements	547,201	537,307
Buildings and improvements	5,214,091	4,806,542
Equipment and fixtures	2,802,920	2,443,407

	8,564,212	7,787,256
Less accumulated depreciation and amortization	(2,106,746)	(1,655,010)

Property and equipment, net	6,457,466	6,132,246

Goodwill	4,199,905	4,157,927

Other assets, net of accumulated amortization of $258,547 and $197,880 in 2010 and 2009, respectively	1,169,559	1,056,304

Total assets	$14,698,123	$14,021,472

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$63,139	$66,470
Accounts payable	526,338	428,565
Deferred income taxes	8,882	28,397
Accrued liabilities:
Employee compensation	596,026	500,101
Interest	146,415	145,201
Other	301,240	289,062

Total current liabilities	1,642,040	1,457,796

Long-term debt	8,808,382	8,844,638

Deferred income taxes	608,177	475,812

Other long-term liabilities	1,001,675	858,952

Total liabilities	12,060,274	11,637,198

Redeemable noncontrolling interests in equity of consolidated subsidiaries	387,472	368,857

Commitments and contingencies (Note 15)
EQUITY
Community Health Systems, Inc. stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 93,644,862 shares issued and 92,669,313 shares outstanding at December 31, 2010 and 94,013,537 shares issued and 93,037,988 shares outstanding at December 31, 2009	936	940
Additional paid-in capital	1,126,751	1,158,359
Treasury stock, at cost, 975,549 shares at December 31, 2010 and December 31, 2009	(6,678)	(6,678)
Accumulated other comprehensive loss	(230,927)	(221,385)
Retained earnings	1,299,382	1,019,399

Total Community Health Systems, Inc. stockholders’ equity	2,189,464	1,950,635
Noncontrolling interests in equity of consolidated subsidiaries	60,913	64,782

Total equity	2,250,377	2,015,417

Total liabilities and equity	$14,698,123	$14,021,472

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Community Health Systems, Inc. Stockholders
							Accumulated
	Redeemable			Additional			Other
	Noncontrolling	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Noncontrolling
	Interests	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interests	Total
	(In thousands, except share data)
BALANCE, December 31, 2007	$346,999	96,611,085	$966	$1,216,797	(975,549)	$(6,678)	$(81,737)	$557,945	$51,419	$1,738,712
Comprehensive income (loss):
Net income	30,017	—	—	—	—	—	—	218,304	4,410	222,714
Net change in fair value of interest rate swaps, net of tax benefit of $112,915	—	—	—	—	—	—	(200,737)	—	—	(200,737)
Net change in fair value of available-for-sale securities	—	—	—	—	—	—	(2,613)	—	—	(2,613)
Amortization and recognition of unrecognized pension cost components, net of tax benefit of $7,262	—	—	—	—	—	—	(10,488)	—	—	(10,488)

Total comprehensive income (loss)	30,017						(213,838)	218,304	4,410	8,876
Contributions from noncontrolling interests, net of distributions	7,056	—	—	—	—	—	—	—	29,931	29,931
Purchase of subsidiary shares from noncontrolling interests	(73,581)	—	—	—	—	—	—	—	(22,497)	(22,497)
Sale of less than wholly-owned subsidiaries	—	—	—	—	—	—	—	—	(1,806)	(1,806)
Adjustment to redemption value of redeemable noncontrolling interests	38,325	—	—	(38,325)	—	—	—	—	—	(38,325)
Repurchases of common stock	—	(4,786,609)	(48)	(90,141)	—	—	—	—	—	(90,189)
Issuance of common stock in connection with the exercise of stock options	—	281,831	3	1,803	—	—	—	—	—	1,806
Cancellation of restricted stock for tax withholdings on vested shares	—	(310,806)	(3)	(5,455)	—	—	—	—	—	(5,458)
Income tax payable increase from exercise of stock options	—	—	—	(672)	—	—	—	—	—	(672)
Share-based compensation	—	687,665	7	52,101	—	—	—	—	—	52,108

BALANCE, December 31, 2008	348,816	92,483,166	925	1,136,108	(975,549)	(6,678)	(295,575)	776,249	61,457	1,672,486
Comprehensive income (loss):
Net income	46,716	—	—	—	—	—	—	243,150	16,511	259,661
Net change in fair value of interest rate swaps, net of tax of $42,876	—	—	—	—	—	—	76,225	—	—	76,225
Net change in fair value of available-for-sale securities	—	—	—	—	—	—	412	—	—	412
Amortization and recognition of unrecognized pension cost components, net of tax benefit of $3,262	—	—	—	—	—	—	(2,447)	—	—	(2,447)

Total comprehensive income (loss)	46,716	—	—	—	—	—	74,190	243,150	16,511	333,851
Distributions to noncontrolling interests, net of contributions	(27,072)	—	—	—	—	—	—	—	(13,582)	(13,582)
Purchase of subsidiary shares from noncontrolling interests	(5,439)	—	—	3,106	—	—	—	—	396	3,502
Sale of less than wholly-owned subsidiaries	(21,691)	—	—	—	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	27,527	—	—	(27,527)	—	—	—	—	—	(27,527)
Issuance of common stock in connection with the exercise of stock options	—	680,898	7	12,760	—	—	—	—	—	12,767
Cancellation of restricted stock for tax withholdings on vested shares	—	(328,470)	(3)	(7,117)	—	—	—	—	—	(7,120)
Income tax payable increase from exercise of stock options	—	—	—	(3,472)	—	—	—	—	—	(3,472)
Share-based compensation	—	1,177,943	11	44,501	—	—	—	—	—	44,512

BALANCE, December 31, 2009	$368,857	94,013,537	$940	$1,158,359	(975,549)	$(6,678)	$(221,385)	$1,019,399	$64,782	$2,015,417
Comprehensive income (loss):
Net income	50,292	—	—	—	—	—	—	279,983	18,166	298,149
Net change in fair value of interest rate swaps, net of tax benefit of $8,818	—	—	—	—	—	—	(15,676)	—	—	(15,676)
Net change in fair value of available-for-sale securities	—	—	—	—	—	—	3,716	—	—	3,716
Amortization and recognition of unrecognized pension cost components, net of tax of $1,142	—	—	—	—	—	—	2,418	—	—	2,418

Total comprehensive income (loss)	50,292	—	—	—	—	—	(9,542)	279,983	18,166	288,607
Distributions to noncontrolling interests, net of contributions	(40,068)	—	—	—	—	—	—	—	(20,046)	(20,046)
Purchase of subsidiary shares from noncontrolling interests	(3,754)	—	—	(3,529)	—	—	—	—	—	(3,529)
Other reclassifications of noncontrolling interests	1,989	—	—	—	—	—	—	—	(1,989)	(1,989)
Sale of less than wholly-owned subsidiaries	—	—	—	—	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	10,156	—	—	(10,156)	—	—	—	—	—	(10,156)
Issuance of common stock in connection with the exercise of stock options	—	2,194,862	22	56,916	—	—	—	—	—	56,938
Cancellation of restricted stock for tax withholdings on vested shares	—	(295,171)	(3)	(9,876)	—	—	—	—	—	(9,879)
Repurchases of common stock	—	(3,415,800)	(34)	(113,961)	—	—	—	—	—	(113,995)
Excess tax benefit from exercise of stock options	—	—	—	10,219	—	—	—	—	—	10,219
Share-based compensation	—	1,147,434	11	38,779	—	—	—	—	—	38,790

BALANCE, December 31, 2010	$387,472	93,644,862	$936	$1,126,751	(975,549)	$(6,678)	$(230,927)	$1,299,382	$60,913	$2,250,377

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$348,441	$306,377	$252,734
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	609,839	566,543	506,694
Deferred income taxes	97,370	34,268	159,870
Stock-based compensation expense	38,779	44,501	52,105
Loss (gain) on sale of hospitals and partnership interest, net	—	405	(17,687)
(Excess tax benefit) income tax payable increase relating to stock-based compensation	(10,219)	3,472	(1,278)
Gain on early extinguishment of debt	—	(2,385)	(2,525)
Impairment of long-lived and other assets	—	12,477	5,000
Other non-cash expenses, net	12,503	22,870	3,577
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(27,049)	58,390	(49,578)
Supplies, prepaid expenses and other current assets	(39,904)	(34,535)	(34,397)
Accounts payable, accrued liabilities and income taxes	161,952	86,098	119,869
Other	(2,982)	(22,052)	62,197

Net cash provided by operating activities	1,188,730	1,076,429	1,056,581

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(248,251)	(263,773)	(161,907)
Purchases of property and equipment	(667,378)	(576,888)	(692,233)
Proceeds from disposition of hospitals and other ancillary operations	—	89,514	365,636
Proceeds from sale of property and equipment	8,401	4,019	13,483
Increase in other non-operating assets	(137,082)	(120,054)	(190,450)

Net cash used in investing activities	(1,044,310)	(867,182)	(665,471)

Cash flows from financing activities:
Proceeds from exercise of stock options	56,916	12,759	1,806
Excess tax benefit (income tax payable increase) relating to stock-based compensation	10,219	(3,472)	1,278
Deferred financing costs	(13,260)	(82)	(3,136)
Stock buy-back	(113,961)	—	(90,188)
Proceeds from noncontrolling investors in joint ventures	7,201	29,838	14,329
Redemption of noncontrolling investments in joint ventures	(7,318)	(7,268)	(77,587)
Distributions to noncontrolling investors in joint ventures	(68,113)	(58,963)	(46,890)
Borrowings under credit agreement	—	200,000	131,277
Repayments of long-term indebtedness	(61,476)	(258,173)	(234,918)

Net cash used in financing activities	(189,792)	(85,361)	(304,029)

Net change in cash and cash equivalents	(45,372)	123,886	87,081
Cash and cash equivalents at beginning of period	344,541	220,655	133,574

Cash and cash equivalents at end of period	$299,169	$344,541	$220,655

Supplemental disclosure of cash flow information:
Interest payments	$650,712	$656,997	$653,648

Income taxes paid (refunds received), net	$128,186	$57,299	$(64,954)

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies

Business.  Community Health Systems, Inc. is a holding company and operates no business in its own name. On a consolidated basis, Community Health Systems, Inc. and its subsidiaries (collectively the “Company”) own, lease and operate acute care hospitals in non-urban and selected urban markets. As of December 31, 2010, the Company owned or leased 130 hospitals, including four stand-alone rehabilitation or psychiatric hospitals, licensed for 19,372 beds in 29 states. Throughout these notes to the consolidated financial statements, Community Health Systems, Inc. (the “Parent”) and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly-traded Parent or any subsidiary of the Parent owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc.

As of December 31, 2010, Indiana, Texas and Pennsylvania represent the only areas of geographic concentration. Net operating revenues generated by the Company’s hospitals in Indiana, as a percentage of consolidated net operating revenues, were 10.3% in 2010 and 10.9% in both 2009 and 2008. Net operating revenues generated by the Company’s hospitals in Texas, as a percentage of consolidated net operating revenues, were 13.0% in 2010, 13.2% in 2009 and 13.3% in 2008. Net operating revenues generated by the Company’s hospitals in Pennsylvania, as a percentage of consolidated net operating revenues, were 10.0% in 2010, 9.9% in 2009 and 8.9% in 2008.

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

Cost of Revenue.  Substantially all of the Company’s operating expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office and former Plano, Texas office, which were $155.4 million, $157.9 million and $167.2 million for the years ended December 31, 2010, 2009 and 2008, respectively. Included in these amounts is stock-based compensation of $38.8 million, $44.5 million and $52.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Cash Equivalents.  The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplies.  Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Marketable Securities.  The Company’s marketable securities are classified as trading or available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Interest and dividends on securities classified as available-for-sale or trading are included in net operating revenues and were not material in all periods presented. Accumulated other comprehensive income (loss) included an unrealized gain of $3.7 million and $0.4 million at December 31, 2010 and 2009, respectively, related to these available-for-sale securities.

Property and Equipment.  Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land and improvements (2 to 15 years; weighted-average useful life is 14 years), buildings and improvements (5 to 40 years; weighted-average useful life is 24 years) and equipment and fixtures (4 to 18 years; weighted-average useful life is 8 years). Costs capitalized as construction in progress were $221.2 million and $130.5 million at December 31, 2010 and 2009, respectively. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Interest capitalized related to construction in progress was $11.9 million, $16.7 million and $22.1 million for the years ended December 31, 2010, 2009 and 2008, respectively. Purchases of property and equipment accrued in accounts payable and not yet paid were $59.5 million and $53.2 million at December 31, 2010 and 2009, respectively.

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

Other Assets.  Other assets primarily consist of costs associated with the issuance of debt, which are included in interest expense over the life of the related debt using the effective interest method, and costs to recruit physicians to the Company’s markets, which are deferred and expensed over the term of the respective physician recruitment contract, which is generally three years, and included in amortization expense. Other assets also includes capitalized internal-use software costs, which are expensed over the expected useful life, which is generally three years for routine software and eight years for major software projects, and included in amortization expense.

Third-Party Reimbursement.  Net patient service revenue is reported at the estimated net realizable amount from patients, third-party payors and others for services rendered. Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems, provisions of cost-reimbursement and other payment methods. Approximately 37.8%, 36.9% and 36.6% of net operating revenues for the years ended December 31, 2010, 2009 and 2008, respectively, are related to services rendered to patients covered by the Medicare and Medicaid programs. Revenues from Medicare outlier payments are included in the amounts received from Medicare and were approximately 0.42%, 0.43% and 0.55% of net operating revenues for the years ended December 31, 2010, 2009 and 2008. In addition, the Company is reimbursed by non-governmental payors using a variety of payment methodologies. Amounts received by the Company for treatment of patients covered by such programs are generally less than the standard billing rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net operating revenues. These net operating revenues are an estimate of the net realizable amount due from these payors. The process of estimating contractual allowances requires the Company to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments the Company receives could be different from the amounts it estimates and records. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. Adjustments to previous program reimbursement estimates are accounted for as contractual allowance adjustments and reported in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the years ended December 31, 2010, 2009 and 2008.

Amounts due to third-party payors were $80.5 million and $78.1 million as of December 31, 2010 and 2009, respectively, and are included in accrued liabilities-other in the accompanying consolidated balance sheets. Amounts due from third-party payors were $118.7 million and $96.0 million as of December 31, 2010 and 2009, respectively, and are included in other current assets in the accompanying consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2006.

Net Operating Revenues.  Net operating revenues are recorded net of provisions for contractual allowance of approximately $36.5 billion, $31.5 billion and $26.6 billion in 2010, 2009 and 2008, respectively. Net operating revenues are recognized when services are provided and are reported at the estimated net realizable amount from patients, third-party payors and others for services rendered. Also included in the provision for contractual allowance shown above is the value of administrative and other discounts provided to self-pay patients eliminated from net operating revenues which was $706.5 million, $544.2 million and $456.0 million for the years ended December 31, 2010, 2009 and 2008, respectively. In the ordinary course of business, the Company renders services to patients who are financially unable to pay for hospital care. Included in the provision for contractual allowance shown above is the value (at the Company’s standard charges) of these services to patients who are unable to pay that is eliminated from net operating revenues when it is determined they qualify under the Company’s charity care policy. The value of these services was $529.9 million, $472.4 million and $384.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from Centers for Medicare and Medicaid Services and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Similar programs are also being considered by other states. After these supplemental programs are signed into law, the Company recognizes revenue and related expenses in the period in which amounts are estimable and collection is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and fees, taxes or other program-related costs are reflected in other operating costs and expenses.

Allowance for Doubtful Accounts.  Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. Substantially all of the Company’s receivables are related to providing healthcare services to its hospitals’ patients.

The Company estimates the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and, if present, anticipated changes in trends. For all other non-self-pay payor categories, the Company reserves 100% of all accounts aging over 365 days from the date of discharge. The percentage used to reserve for all self-pay accounts is based on the Company’s collection history. The Company collects substantially all of its third-party insured receivables, which include receivables from governmental agencies.

Collections are impacted by the economic ability of patients to pay and the effectiveness of the Company’s collection efforts. Significant changes in payor mix, business office operations, economic

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

conditions or trends in federal and state governmental healthcare coverage could affect the Company’s collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires the Company to estimate the collectability of self-pay accounts receivable, which is primarily based on its collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third-party payors could affect the Company’s estimates of accounts receivable collectability. The Company also continually reviews its overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, and the impact of recent acquisitions and dispositions.

Physician Income Guarantees.  The Company enters into physician recruiting agreements under which it supplements physician income to a minimum amount over a period of time, typically one year, while the physicians establish themselves in the community. As part of the agreements, the physicians are committed to practice in the community for a period of time, typically three years, which extends beyond their income guarantee period. The Company records an asset and liability for the estimated fair value of minimum revenue guarantees on new agreements. Adjustments to the ultimate value of the guarantee paid to physicians are recognized in the period that the change in estimate is identified. The Company amortizes an asset over the life of the agreement. As of December 31, 2010 and 2009, the unamortized portion of these physician income guarantees was $37.2 million and $41.2 million, respectively.

Concentrations of Credit Risk.  The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the only significant concentration of credit risk from payors. Accounts receivable, net of contractual allowances, from Medicare were $270.8 million and $241.3 million as of December 31, 2010 and 2009, respectively, representing 8.1% and 7.9% of consolidated net accounts receivable, before allowance for doubtful accounts, as of December 31, 2010 and 2009, respectively.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Accumulated Other Comprehensive Income (Loss) consisted of the following (in thousands):

			Change in	Accumulated
	Change in Fair	Change in Fair	Unrecognized	Other
	Value of Interest	Value of Available	Pension Cost	Comprehensive
	Rate Swaps	for Sale Securities	Components	Income (Loss)

Balance as of December 31, 2008	$(278,485)	$(1,592)	$(15,498)	$(295,575)
2009 Activity, net of tax	76,225	412	(2,447)	74,190

Balance as of December 31, 2009	(202,260)	(1,180)	(17,945)	(221,385)
2010 Activity, net of tax	(15,676)	3,716	2,418	(9,542)

Balance as of December 31, 2010	$(217,936)	$2,536	$(15,527)	$(230,927)

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

The Company operates in three distinct operating segments, represented by the hospital operations (which includes the Company’s acute care hospitals and related healthcare entities that provide inpatient and outpatient healthcare services), the home care agencies operations (which provide in-home outpatient care), and the hospital management services business (which provides executive management and consulting services to non-affiliated general acute care hospitals). U.S. GAAP requires (1) that financial information be disclosed for operating segments that meet a 10% quantitative threshold of the consolidated totals of net revenue, profit or loss, or total assets; and (2) that the individual reportable segments disclosed contribute at least 75% of total consolidated net revenue. Based on these measures, only the hospital operations segment meets the criteria as a separate reportable segment. Financial information for the home care agencies and hospital management services segments do not meet the quantitative thresholds and are therefore combined with corporate into the all other reportable segment.

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

New Accounting Pronouncements.  On January 1, 2010, the Company adopted the revisions to U.S. GAAP related to the accounting and consolidation requirements for variable interest entities, which did not have a material effect on the Company’s consolidated results of operations or financial position. These revisions significantly changed the criteria in determining the primary beneficiary of a variable interest entity (“VIE”) from a more quantitative model to both a quantitative and qualitative evaluation of the enterprise that has (1) the power to direct the activities that most significantly affect the VIE’s economic performance and (2) the obligation to absorb losses or the right to receive returns that could be potentially significant to the VIE. Additionally, this guidance required ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE and required enhanced disclosures that would provide users of financial statements with

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

more transparent information about an enterprise’s involvement in a VIE. The adoption of these changes had no impact on the Company’s consolidated financial statements.

In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-24, which provides clarification to companies in the healthcare industry on the accounting for professional liability insurance. This ASU states that receivables related to insurance recoveries should not be netted against the related claim liability and such claim liabilities should be determined without considering insurance recoveries. This ASU is effective for fiscal years beginning after December 15, 2010 and will be adopted by the Company in the first quarter of 2011. The adoption of this ASU will not have a material impact on the Company’s consolidated financial position and will have no impact on the Company’s consolidated results of operations.

In August 2010, the FASB issued ASU 2010-23, which requires a company in the healthcare industry to use its direct and indirect costs of providing charity care as the measurement basis for charity care disclosures. This ASU also requires additional disclosures of the method used to identify such costs. This ASU is effective for fiscal years beginning after December 15, 2010 and will be adopted by the Company in the first quarter of 2011. The adoption of this ASU will have no impact on the Company’s consolidated results of operations and consolidated financial position.

2.	Accounting for Stock-Based Compensation

Stock-based compensation awards are granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan (the “2000 Plan”) and the Community Health Systems, Inc. 2009 Stock Option and Award Plan (the “2009 Plan”).

The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (“IRC”), as well as stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Prior to being amended in 2009, the 2000 Plan also allowed for the grant of phantom stock. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2000 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10-year contractual term, options granted in 2005 through 2007 have an eight-year contractual term and options granted in 2008 through 2010 have a 10-year contractual term. The exercise price of all options granted under the 2000 Plan is equal to the fair value of the Company’s common stock on the option grant date. As of December 31, 2010, 1,266,046 shares of unissued common stock were reserved for future grants under the 2000 Plan.

The 2009 Plan, which was adopted by the Board of Directors of the Parent as of March 24, 2009 and approved by stockholders on May 19, 2009, provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. The duration of any option granted under the 2009 Plan will be determined by the Company’s compensation committee. Generally, however, no option may be exercised more than 10 years from the date of grant, provided that the compensation committee may provide that a stock option may, upon the death of the grantee, be exercised for up to one year following the date of death even if such period extends beyond 10 years. As of December 31, 2010, no grants had been made under the 2009 Plan, with 3,500,000 shares of unissued common stock reserved for future grants.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in thousands):

	Year Ended December 31,
	2010	2009	2008

Effect on income from continuing operations before income taxes	$(38,779)	$(44,501)	$(52,105)

Effect on net income	$(24,625)	$(26,986)	$(31,655)

At December 31, 2010, $47.9 million of unrecognized stock-based compensation expense was expected to be recognized over a weighted-average period of 23 months. Of that amount, $10.7 million related to outstanding unvested stock options expected to be recognized over a weighted-average period of 22 months and $37.2 million relates to outstanding unvested restricted stock, restricted stock units and phantom shares expected to be recognized over a weighted-average period of 23 months. There were no modifications to awards during the years ended December 31, 2010, 2009 and 2008.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the years ended December 31, 2010, 2009 and 2008:

	Year Ended December 31,
	2010	2009	2008

Expected volatility	33.7%	40.7%	24.9%
Expected dividends	0	0	0
Expected term	3.1 years	4 years	4 years
Risk-free interest rate	1.41%	1.64%	2.53%

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

The expected volatility rate was estimated based on historical volatility. In determining expected volatility, the Company also reviewed the market-based implied volatility of actively traded options of its common stock and determined that historical volatility utilized to estimate the expected volatility rate did not differ significantly from the implied volatility.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Options outstanding and exercisable under the 2000 Plan as of December 31, 2010, and changes during each of the years in the three-year period ended December 31, 2010 were as follows (in thousands, except share and per share data):

			Weighted -	Aggregate
		Weighted -	Average	Intrinsic
		Average	Remaining	Value as of
		Exercise	Contractual	December 31,
	Shares	Price	Term	2010

Outstanding at December 31, 2007	8,439,015	$30.90
Granted	1,251,000	31.89
Exercised	(281,831)	22.10
Forfeited and cancelled	(644,100)	35.71

Outstanding at December 31, 2008	8,764,084	30.97
Granted	1,313,000	19.43
Exercised	(680,898)	18.74
Forfeited and cancelled	(442,105)	31.27

Outstanding at December 31, 2009	8,954,081	30.19
Granted	1,447,500	33.89
Exercised	(2,194,862)	25.88
Forfeited and cancelled	(372,387)	29.80

Outstanding at December 31, 2010	7,834,332	$32.08	5.7 years	$46,809

Exercisable at December 31, 2010	5,453,388	$33.29	4.4 years	$27,500

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2010, 2009 and 2008, was $8.47, $6.61 and $7.56, respectively. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($37.37) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on December 31, 2010. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2010, 2009 and 2008 was $28.9 million, $7.6 million and $3.4 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted stock outstanding under the 2000 Plan as of December 31, 2010, and changes during each of the years in the three-year period ended December 31, 2010 was as follows:

		Weighted -
		Average
		Grant Date
		Fair
	Shares	Value

Unvested at December 31, 2007	1,956,543	$38.04
Granted	795,500	31.99
Vested	(960,001)	37.64
Forfeited	(107,835)	35.62

Unvested at December 31, 2008	1,684,207	35.57
Granted	1,188,814	18.45
Vested	(965,478)	37.08
Forfeited	(10,002)	32.52

Unvested at December 31, 2009	1,897,541	24.09
Granted	1,099,000	33.83
Vested	(860,749)	27.04
Forfeited	(10,501)	27.84

Unvested at December 31, 2010	2,125,291	$27.92

On February 25, 2009, under the 2000 Plan, each of the Company’s outside directors received a grant of shares of phantom stock equal in value to $130,000 divided by the closing price of the Company’s common stock on that date ($18.18), or 7,151 shares per director (a total of 42,906 shares of phantom stock). Pursuant to a March 24, 2009 amendment to the 2000 Plan, future grants of this type will be denominated as “restricted stock unit” awards. On May 19, 2009, the newly elected outside director received a grant of 7,151 restricted stock units under the 2000 Plan, having a value at the time of $180,706 based upon the closing price of the Company’s common stock on that date of $25.27. On February 24, 2010, six of the Company’s seven outside directors each received a grant of 4,130 restricted stock units under the 2000 Plan, having a value at the time of $140,000 based upon the closing price of the Company’s common stock on that date of $33.90. One outside director, who did not stand for reelection in 2010, did not receive a grant on February 24, 2010. Vesting of these shares of phantom stock and restricted stock units occurs in one-third increments on each of the first three anniversaries of the award date. During the year ended December 31, 2010, 21,449 shares vested at a weighted-average grant date fair value of $18.97. No shares vested during the year ended December 31, 2009. None of these grants were canceled during the years ended December 31, 2010 and 2009. As of December 31, 2010, there were 53,388 shares of phantom stock and restricted stock units unvested at a weighted-average grant date fair value of $26.11. As of December 31, 2009, there were 50,057 shares of phantom stock and restricted stock units unvested at a weighted-average grant date fair value of $19.19.

Under the Directors’ Fees Deferral Plan, the Company’s outside directors may elect to receive share equivalent units in lieu of cash for their directors’ fees. These share equivalent units are held in the plan until the director electing to receive the share equivalent units retires or otherwise terminates his/her directorship with the Company. Share equivalent units are converted to shares of common stock of the Company at the time of distribution based on the closing market price of the Company’s common stock on that date. The following table represents the amount of directors’ fees which were deferred during each of the respective periods, and the number of share equivalent units into which such directors’ fees would have converted had

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

each of the directors who had deferred such fees retired or terminated his/her directorship with the Company as of the end of the respective periods (in thousands, except share equivalent units):

	Year Ended December 31,
	2010	2009	2008

Directors’ fees earned and deferred into plan	$180	$80	$91

Share equivalent units	5,207	3,284	3,410

At December 31, 2010, a total of 18,801 share equivalent units were deferred in the plan with an aggregate fair value of $0.7 million, based on the closing market price of the Company’s common stock at December 31, 2010 of $37.37.

3.	Acquisitions and Divestitures

Acquisitions

Effective October 1, 2010, one or more subsidiaries of the Company completed the acquisition of Forum Health based in Youngstown, Ohio, a healthcare system of two acute care hospitals, a rehabilitation hospital and other healthcare providers. This healthcare system includes Northside Medical Center (355 licensed beds) located in Youngstown, Ohio and Trumbull Memorial Hospital (311 licensed beds) located in Warren, Ohio. This healthcare system also includes Hillside Rehabilitation Hospital (69 licensed beds) located in Warren, Ohio, as well as several outpatient clinics and other ancillary facilities. The total cash consideration paid for fixed assets and working capital was approximately $93.4 million and $27.8 million, respectively, with additional consideration including $40.3 million assumed in liabilities, for a total consideration of $161.5 million. This acquisition transaction was accounted for as a purchase business combination. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of December 31, 2010, approximately $8.1 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective October 1, 2010, one or more subsidiaries of the Company completed the acquisition of Bluefield Regional Medical Center (240 licensed beds) located in Bluefield, West Virginia. The total cash consideration paid for fixed assets was approximately $35.4 million, with additional consideration including $8.9 million assumed in liabilities as well as a credit applied at closing of $1.8 million for negative acquired working capital, for a total consideration of $42.5 million. This acquisition transaction was accounted for as a purchase business combination. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of December 31, 2010, approximately $2.2 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective July 7, 2010, one or more subsidiaries of the Company completed the acquisition of Marion Regional Healthcare System located in Marion, South Carolina. This healthcare system includes Marion Regional Hospital (124 licensed beds), an acute care hospital, along with a related skilled nursing facility and other ancillary services. The total cash consideration paid for fixed assets and working capital was approximately $18.6 million and $5.8 million, respectively, with additional consideration including $3.9 million assumed in liabilities, for a total consideration of $28.3 million. This acquisition transaction was accounted for as a purchase business combination. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of December 31, 2010, no goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

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

Prior to January 1, 2009, U.S. GAAP for business combinations required certain acquisition-related costs be recognized as part of the consideration paid for a business, resulting in adjustments to the value of the acquired assets when recorded. As a result of revisions to U.S. GAAP adopted as of January 1, 2009, such acquisition-related costs must be expensed for business combinations that close subsequent to December 31, 2008. Approximately $8.9 million and $6.7 million of acquisition costs related to prospective and closed acquisitions were expensed during the years ended December 31, 2010 and 2009, respectively.

The table below summarizes the allocations of the purchase price (including assumed liabilities) for the above acquisition transactions (in thousands):

	2010	2009

Current assets	$46,842	$83,975
Property and equipment	169,209	192,668
Goodwill	10,537	12,233
Intangible assets	1,730	11,244
Other long-term assets	—	841
Liabilities	51,124	53,756

The operating results of the foregoing transactions have been included in the consolidated statements of income from their respective dates of acquisition, including net operating revenues of $139.0 million for the year ended December 31, 2010 from hospital acquisitions that closed during 2010 and net operating revenues of $308.1 million for the year ended December 31, 2009 from hospital acquisitions that closed during 2009. The following pro forma combined summary of operations of the Company gives effect to using historical

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information of the operations of the acquisitions in 2010 and 2009 discussed above as if the transactions had occurred as of January 1, 2010 and 2009 (in thousands, except per share data):

	Year Ended December 31,
	2010	2009
	(Unaudited)

Pro forma net operating revenues	$13,365,340	$12,934,977
Pro forma net income	276,910	224,517
Pro forma net income per share:
Basic	$3.02	$2.48

Diluted	$2.98	$2.45

Pro forma adjustments to net income include adjustments to depreciation and amortization expense, net of the related tax effect, based on the estimated fair value assigned to the long-lived assets acquired, and to interest expense, net of the related tax effect, assuming the increase in long-term debt used to fund the acquisitions had occurred as of January 1, 2009. These pro forma results are not necessarily indicative of the actual results of operations.

Additionally, during 2010, the Company paid approximately $67.4 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by its hospitals. In connection with these acquisitions, the Company allocated approximately $35.6 million of the consideration paid to property and equipment and the remainder, approximately $35.4 million consisting of intangible assets that do not qualify for separate recognition, was allocated to goodwill. These acquisition transactions were accounted for as purchase business combinations.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In connection with management’s decision to sell the previously mentioned facilities, the Company has classified the results of operations of the above mentioned hospitals as discontinued operations in the accompanying consolidated statements of income. As of December 31, 2010, no hospitals are held for sale.

Net operating revenues and income from discontinued operations for the respective periods are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008

Net operating revenues	$—	$42,113	$237,315

Income from operations of hospitals sold or held for sale before income taxes	—	3,024	15,956
(Loss) gain on sale of hospitals, net	—	(644)	17,687

Income from discontinued operations, before taxes	—	2,380	33,643
Provision for income taxes	—	808	14,636

Income from discontinued operations, net of taxes	$—	$1,572	$19,007

Interest expense and loss from early extinguishment of debt were allocated to discontinued operations based on sales proceeds available for debt repayment.

4.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

	Year Ended December 31,
	2010	2009

Balance, beginning of year	$4,157,927	$4,166,091
Goodwill acquired as part of acquisitions during the year	45,975	25,813
Consideration adjustments and purchase price allocation adjustments for prior year’s acquisitions	(3,997)	(144)
Adjustments for acquisition-related deferred taxes	—	(33,833)

Balance, end of year	$4,199,905	$4,157,927

The Company’s goodwill was adjusted in 2009 for the effects of its deferred tax analysis that reduced goodwill and acquisition-related deferred taxes by $33.8 million.

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments meet the criteria to be classified as reporting units. At December 31, 2010, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $4.1 billion, $35.9 million and $33.3 million, respectively, of goodwill. At December 31, 2009, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $4.1 billion, $34.3 million, and $33.3 million, respectively, of goodwill.

Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill with the carrying value of the reporting unit’s goodwill. The Company has selected September 30th as its annual testing date. The Company performed its last annual goodwill evaluation as of September 30, 2010, which evaluation took place during the fourth quarter of 2010. No impairment was indicated by this evaluation.

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

Approximately $3.0 million of intangible assets were acquired during the year ended December 31, 2010. The gross carrying amount of the Company’s other intangible assets subject to amortization was $60.5 million and $76.2 million at December 31, 2010 and 2009, respectively, and the net carrying amount was $36.1 million and $47.0 million at December 31, 2010 and 2009, respectively. The carrying amount of the Company’s other intangible assets not subject to amortization was $44.4 million at both December 31, 2010 and 2009. Other intangible assets are included in other assets, net on the Company’s consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average amortization period for the intangible assets subject to amortization is approximately eight years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $12.2 million, $13.0 million and $6.2 million during the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense on intangible assets is estimated to be $7.3 million in 2011, $5.9 million in 2012, $4.5 million in 2013, $2.8 million in 2014, $2.5 million in 2015 and $13.1 million thereafter.

The gross carrying amount of capitalized software for internal use was approximately $356.5 million and $211.8 million at December 31, 2010 and 2009, respectively, and the net carrying amount considering accumulated amortization was approximately $209.4 million and $109.0 million at December 31, 2010 and 2009, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight years. There is no expected residual value for capitalized internal-use software. At December 31, 2010, there was approximately $58.7 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense for capitalized internal-use software was $48.2 million, $32.5 million and $20.5 million during the years ended December 31, 2010, 2009 and 2008, respectively. Amortization expense for capitalized internal-use software is estimated to be $63.2 million in 2011, $58.7 million in 2012, $36.9 million in 2013, $13.7 million in 2014, $13.7 million in 2015 and $23.2 million thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Income Taxes

The provision for income taxes for income from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008

Current:
Federal	$51,566	$93,496	$2,129
State	11,057	13,561	3,515

	62,623	107,057	5,644
Deferred:
Federal	92,348	15,667	106,664
State	5,022	18,601	12,965

	97,370	34,268	119,629

Total provision for income taxes for income from continuing operations	$159,993	$141,325	$125,273

The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate (dollars in thousands):

	Year Ended December 31,
	2010		2009		2008
	Amount	%	Amount	%	Amount	%

Provision for income taxes at statutory federal rate	$177,952	35.0%	$156,146	35.0%	$125,650	35.0%
State income taxes, net of federal income tax benefit	8,681	1.7	9,090	2.0	10,720	2.9
Net income attributable to noncontrolling interests	(23,960)	(4.7)	(22,006)	(4.9)	(12,216)	(3.4)
Change in valuation allowance	(910)	(0.2)	1,113	0.3	(110)	0.0
Federal and state tax credits	(2,246)	(0.4)	(4,241)	(1.0)	(2,270)	(0.6)
Deferred tax revaluation	—	—	(2,996)	(0.7)	—	0.0
Other	476	0.1	4,219	1.0	3,499	1.0

Provision for income taxes and effective tax rate for income from continuing operations	$159,993	31.5%	$141,325	31.7%	$125,273	34.9%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes as of December 31, 2010 and 2009 consist of (in thousands):

	December 31,
	2010		2009
	Assets	Liabilities	Assets	Liabilities

Net operating loss and credit carryforwards	$131,093	$—	$121,568	$—
Property and equipment	—	685,089	—	585,001
Self-insurance liabilities	91,246	—	109,152	—
Intangibles	—	169,860	—	171,070
Investments in unconsolidated affiliates	—	48,353	—	45,570
Other liabilities	—	27,045	—	15,395
Long-term debt and interest	—	29,191	—	21,499
Accounts receivable	60,026	—	44,691	—
Accrued expenses	53,842	—	67,092	—
Other comprehensive income	156,597	—	129,264	—
Stock-based compensation	25,472	—	23,242	—
Deferred compensation	41,703	—	—	—
Other	24,963	—	35,159	—

	584,942	959,538	530,168	838,535
Valuation allowance	(126,644)	—	(115,128)	—

Total deferred income taxes	$458,298	$959,538	$415,040	$838,535

The Company’s deferred tax assets and liabilities have been adjusted in 2010 for the effects of its filed 2009 tax return, having the effect of increasing total deferred tax assets by $12.5 million, increasing total deferred tax liabilities by $11.4 million, and decreasing prepaid income taxes by $1.1 million. The effects of the adjustments did not impact income tax expense, and their effects on previously issued consolidated financial statements were not material.

The Company believes that the net deferred tax assets will ultimately be realized, except as noted below. Its conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has state net operating loss carry forwards of approximately $1.8 billion, which expire from 2011 to 2030. With respect to the deferred tax liability pertaining to intangibles, as included above, goodwill purchased in connection with certain of the Company’s business acquisitions is amortizable for income tax reporting purposes. However, for financial reporting purposes, there is no corresponding amortization allowed with respect to such purchased goodwill.

The valuation allowance increased by $11.5 million during the year ended December 31, 2010 and decreased by $9.9 million during the year ended December 31, 2009. In addition to amounts previously discussed, the change in valuation allowance relates to a redetermination of the amount of, and realizability of, net operating losses in certain state income tax jurisdictions.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $7.5 million as of December 31, 2010. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its consolidated statements of income as income tax expense. A total of approximately $1.4 million of interest and penalties is included in the amount of liability for uncertain tax positions at December 31, 2010. During the year ended December 31, 2010, the Company released $1.4 million for income taxes and $0.5 million for accrued interest of its liability for uncertain tax positions, as a result of the expiration of the statute of limitations pertaining to tax positions taken in prior years.

The Company believes that it is reasonably possible that approximately $3.1 million of its current unrecognized tax benefit may be recognized within the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities.

The following is a tabular reconciliation of the total amount of unrecognized tax benefit for the years ended December 31, 2010, 2009 and 2008 (in thousands):

	Year Ended December 31,
	2010	2009	2008

Unrecognized tax benefit, beginning of year	$9,234	$15,630	$14,880
Gross (decreases) increases — purchase business combination	—	(4,173)	8,325
Gross increases — tax positions in prior period	70	—	223
Reductions — tax positions in prior period	(1,833)	—	—
Lapse of statute of limitations	—	(663)	(7,460)
Settlements	(13)	(1,560)	(338)

Unrecognized tax benefit, end of year	$7,458	$9,234	$15,630

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company has extended the federal statute of limitations for Triad Hospitals, Inc. (“Triad”) for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003. The Company is currently under examination by the Internal Revenue Service (“IRS”) regarding the federal tax return of Triad for the tax periods ended December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. The Company believes the results of this examination will not be material to its consolidated results of operations or consolidated financial position. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2007 and federal income tax examinations with respect to Community Health Systems, Inc. federal returns for years prior to 2007. The Company’s federal income tax returns for the 2007 and 2008 tax years are currently under examination by the IRS. The Company believes the results of this examination will not be material to its consolidated results of operations or consolidated financial position.

The Company paid income taxes, net of refunds received, of $128.2 million and $57.3 million during the years ended December 31, 2010 and 2009. Cash paid for income taxes, net of refunds received, resulted in a net cash refund of $65.0 million for the year ended December 31, 2008.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2010	2009

Credit Facility:
Term loans	$5,999,337	$6,043,847
Tax-exempt bonds	—	8,000
Senior notes	2,784,331	2,784,331
Capital lease obligations (see Note 9)	51,731	36,915
Other	36,122	38,015

Total debt	8,871,521	8,911,108
Less current maturities	(63,139)	(66,470)

Total long-term debt	$8,808,382	$8,844,638

Credit Facility and Notes

In connection with the consummation of the acquisition of Triad in July 2007, the Company’s wholly-owned subsidiary CHS/Community Health Systems, Inc. (“CHS”) obtained approximately $7.2 billion of senior secured financing under a new credit facility (the “Credit Facility”) with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent and issued approximately $3.0 billion aggregate principal amount of 8.875% senior notes due 2015 (the “Notes”). The Company used the net proceeds of $3.0 billion from the Notes offering and the net proceeds of approximately $6.1 billion of term loans under the Credit Facility to acquire the outstanding shares of Triad, to refinance certain of Triad’s indebtedness and the Company’s indebtedness, to complete certain related transactions, to pay certain costs and expenses of the transactions and for general corporate uses. Specifically, the Company repaid its outstanding debt under the previously outstanding credit facility, the 6.50% senior subordinated notes due 2012 and certain of Triad’s existing indebtedness.

The Credit Facility consisted of an approximately $6.1 billion funded term loan facility with a maturity of seven years, a $400 million delayed draw term loan facility with a maturity of seven years and a $750 million revolving credit facility with a maturity of six years. As of December 31, 2007, the $400 million delayed draw term loan facility had been reduced to $300 million at the request of CHS. During the fourth quarter of 2008, $100 million of the delayed draw term loan was drawn by CHS, reducing the delayed draw term loan availability to $200 million at December 31, 2008. In January 2009, CHS drew down the remaining $200 million of the delayed draw term loan. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. The Credit Facility requires quarterly amortization payments of each term loan facility equal to 0.25% of the outstanding amount of the term loans. On November 5, 2010, CHS entered into an amendment and restatement of its existing Credit Facility. The amendment extends by two and a half years, until January 25, 2017, the maturity date of $1.5 billion of the existing term loans under the Credit Facility and increases the pricing on these term loans to LIBOR plus 350 basis points. If more than $50 million of the Notes remain outstanding on April 15, 2015, without having been refinanced, then the maturity date for the extended term loans will be accelerated to April 15, 2015. The maturity date of the balance of the term loans of approximately $4.5 billion remains unchanged at July 25, 2014. The amendment also increases CHS’s ability to issue additional indebtedness under the uncommitted incremental facility to $1.0 billion from $600 million, permits CHS to issue Term A term loans under the incremental facility, and provides up to $2.0 billion of borrowing capacity from receivable transactions, an increase of $0.5 billion, of which $1.7 billion would be required to be used for repayment of existing term loans.

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

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at CHS’s option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus one-half of 1.0% or (3) the adjusted London Interbank Offered Rate (“LIBOR”) on such day for a three-month interest period commencing on the second business day after such day plus 1%, or (b) a reserve adjusted LIBOR for dollars (Eurodollar rate) (as defined). The applicable percentage for Alternate Base Rate loans is 1.25% for term loans due 2014 and is 2.25% for term loans due 2017. The applicable percentage for Eurodollar rate loans is 2.25% for term loans due 2014 and 3.5% for term loans due 2017. The applicable percentage for revolving loans is 1.25% for Alternate Base Rate revolving loans and 2.25% for Eurodollar revolving loans, in each case subject to reduction based on the Company’s leverage ratio. Loans under the swingline subfacility bear interest at the rate applicable to Alternate Base Rate loans under the revolving credit facility.

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

As of December 31, 2010, the availability for additional borrowings under the Credit Facility was $750 million pursuant to the revolving credit facility, of which $81.9 million was set aside for outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion, which CHS has not yet accessed. CHS also has the ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) under the Credit Facility, which has not yet been accessed. As of December 31, 2010, the weighted-average interest rate under the Credit Facility, excluding swaps, was 3.2%.

The Term Loans are scheduled to be paid with principal payments for future years as follows (in thousands):

Year	Amount

2011	$49,954
2012	49,874
2013	49,874
2014	4,413,385
2015	15,000
Thereafter	1,421,250

Total	$5,999,337

As of December 31, 2010 and 2009, the Company had letters of credit issued, primarily in support of potential insurance-related claims and certain bonds, of approximately $81.9 million and $90.0 million, respectively.

Tax-Exempt Bonds.  Tax-exempt bonds bore interest at floating rates, which averaged 0.95% during the year ended December 31, 2009 and 0.82% through the payoff of the full amount of these bonds in May 2010.

Other Debt.  As of December 31, 2010, other debt consisted primarily of an industrial revenue bond, the mortgage obligation on the Company’s corporate headquarters and other obligations maturing in various installments through 2019.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to 38 separate interest swap agreements in effect at December 31, 2010, with an aggregate notional amount of approximately $5.4 billion, and six forward-starting interest swap agreements with an aggregate notional amount of approximately $1.1 billion that will become effective upon the termination of six current agreements. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, a margin above LIBOR of 225 basis points for the outstanding balance of revolver loans and term loans due in 2014 and 350 basis points for term loans due in 2017 under the Credit Facility. See Note 7 for additional information regarding these swaps.

As of December 31, 2010, the scheduled maturities of long-term debt outstanding, including capital lease obligations for each of the next five years and thereafter are as follows (in thousands):

Year	Amount

2011	$63,139
2012	56,937
2013	54,145
2014	4,416,581
2015	2,802,578
Thereafter	1,478,141

Total	$8,871,521

The Company paid interest of $650.7 million, $657.0 million and $653.6 million on borrowings during the years ended December 31, 2010, 2009 and 2008, respectively.

7.	Fair Values of Financial Instruments

The fair value of financial instruments has been estimated by the Company using available market information as of December 31, 2010 and 2009, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	December 31,
	2010		2009
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value

Assets:
Cash and cash equivalents	$299,169	$299,169	$344,541	$344,541
Available-for-sale securities	31,570	31,570	28,025	28,025
Trading securities	35,092	35,092	22,777	22,777
Liabilities:
Credit Facility	5,999,337	5,882,124	6,043,847	5,681,216
Tax-exempt bonds	—	—	8,000	8,000
Senior notes	2,784,331	2,923,548	2,784,331	2,881,783
Other debt	36,122	36,122	38,015	38,015

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the years ended December 31, 2010 and 2009, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of non-performance. However, at December 31, 2010, each swap agreement entered into by the Company was in a net liability position so that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate non-performance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest rate swaps consisted of the following at December 31, 2010:

	Notional	Fixed		Fair
	Amount	Interest	Termination	Value
Swap #	(in 000’s)	Rate	Date	(in 000’s)

1	$100,000	4.7090%	January 24, 2011	$(294)
2	300,000	5.1140%	August 8, 2011	(8,430)
3	100,000	4.7185%	August 19, 2011	(2,674)
4	100,000	4.7040%	August 19, 2011	(2,664)
5	100,000	4.6250%	August 19, 2011	(2,602)
6	200,000	4.9300%	August 30, 2011	(5,833)
7	200,000	3.0920%	September 18, 2011	(3,632)
8	100,000	3.0230%	October 23, 2011	(1,952)
9	200,000	4.4815%	October 26, 2011	(6,328)
10	200,000	4.0840%	December 3, 2011	(6,267)
11	100,000	3.8470%	January 4, 2012	(3,112)
12	100,000	3.8510%	January 4, 2012	(3,126)
13	100,000	3.8560%	January 4, 2012	(3,131)
14	200,000	3.7260%	January 8, 2012	(6,074)
15	200,000	3.5065%	January 16, 2012	(5,723)
16	250,000	5.0185%	May 30, 2012	(14,971)
17	150,000	5.0250%	May 30, 2012	(9,074)
18	200,000	4.6845%	September 11, 2012	(13,217)
19	100,000	3.3520%	October 23, 2012	(4,639)
20	125,000	4.3745%	November 23, 2012	(8,095)
21	75,000	4.3800%	November 23, 2012	(5,087)
22	150,000	5.0200%	November 30, 2012	(12,124)
23	200,000	2.2420%	February 28, 2013	(5,961)
24	100,000	5.0230%	May 30, 2013	(9,655)
25	300,000	5.2420%	August 6, 2013	(31,963)
26	100,000	5.0380%	August 30, 2013	(10,396)
27	50,000	3.5860%	October 23, 2013	(3,367)
28	50,000	3.5240%	October 23, 2013	(3,281)
29	100,000	5.0500%	November 30, 2013	(11,036)
30	200,000	2.0700%	December 19, 2013	(4,898)
31	100,000	5.2310%	July 25, 2014	(12,977)
32	100,000	5.2310%	July 25, 2014	(12,977)
33	200,000	5.1600%	July 25, 2014	(25,460)
34	75,000	5.0405%	July 25, 2014	(9,225)
35	125,000	5.0215%	July 25, 2014	(15,293)
36	100,000	2.6210%	July 25, 2014	(3,883)
37	100,000	3.1100%	July 25, 2014	(5,590)
38	100,000	3.2580%	July 25, 2014	(5,909	)(1)
39	200,000	2.6930%	October 26, 2014	(4,594	)(2)
40	300,000	3.4470%	August 8, 2016	(12,337	)(3)
41	200,000	3.4285%	August 19, 2016	(7,832	)(4)
42	100,000	3.4010%	August 19, 2016	(3,778	)(5)
43	200,000	3.5000%	August 30, 2016	(8,325	)(6)
44	100,000	3.0050%	November 30, 2016	(2,740)

(1)	This interest rate swap becomes effective January 24, 2011, concurrent with the termination of swap #1.

(2)	This interest rate swap becomes effective October 26, 2011, concurrent with the termination of swap #9.

(3)	This interest rate swap becomes effective August 8, 2011, concurrent with the termination of swap #2.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(4)	This interest rate swap becomes effective August 19, 2011, concurrent with the termination of swap #3 and #5.

(5)	This interest rate swap becomes effective August 19, 2011, concurrent with the termination of swap #4.

(6)	This interest rate swap becomes effective August 30, 2011, concurrent with the termination of swap #6.

The Company is exposed to certain risks relating to its ongoing business operations. The risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate fluctuation risk associated with the term loans in the Credit Facility. Companies are required to recognize all derivative instruments as either assets or liabilities at fair value in the consolidated statement of financial position. The Company designates its interest rate swaps as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transactions affects earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Assuming no change in December 31, 2010 interest rates, approximately $203.1 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

The following tabular disclosure provides the amount of pre-tax loss recognized in the consolidated balance sheets as a component of OCI during the years ended December 31, 2010 and 2009 (in thousands):

	Amount of Pre-Tax Loss
	Recognized in OCI on
	Derivative (Effective
	Portion)
	Year Ended December 31,
Derivatives in Cash Flow Hedging Relationships	2010	2009

Interest rate swaps	$(239,893)	$(57,576)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the consolidated statements of income during the years ended December 31, 2010 and 2009 (in thousands):

Location of Loss	Amount of Pre-Tax Loss Reclassified from AOCL into Income (Effective Portion)
Reclassified from AOCL into	Year Ended December 31,
Income (Effective Portion)	2010	2009

Interest expense, net	$(215,399)	$(176,677)

The fair values of derivative instruments in the consolidated balance sheets as of December 31, 2010 and 2009 were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2010		December 31, 2009		December 31, 2010		December 31, 2009
	Balance		Balance		Balance		Balance
	Sheet		Sheet		Sheet		Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$—	Other assets, net	$—	Other long-term liabilities	$340,526	Other long-term liabilities	$316,033

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Fair Value

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

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 31, 2010 and 2009 (in thousands):

	December 31,
	2010	Level 1	Level 2	Level 3

Available-for-sale securities	$31,570	$31,570	$—	$—
Trading securities	35,092	35,092	—	—

Total assets	$66,662	$66,662	$—	$—

Fair value of interest rate swap agreements	$340,526	$—	$340,526	$—

Total liabilities	$340,526	$—	$340,526	$—

	December 31,
	2009	Level 1	Level 2	Level 3

Available-for-sale securities	$28,025	$28,025	$—	$—
Trading securities	22,777	22,777	—	—

Total assets	$50,802	$50,802	$—	$—

Fair value of interest rate swap agreements	$316,033	$—	$316,033	$—

Total liabilities	$316,033	$—	$316,033	$—

Available-for-sale securities and trading securities classified as Level 1 are measured using quoted market prices.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The valuation of the Company’s interest rate swap agreements is determined using market valuation techniques, including discounted cash flow analysis on the expected cash flows of each agreement. This analysis reflects the contractual terms of the agreement, including the period to maturity, and uses observable market-based inputs, including forward interest rate curves. The fair value of interest rate swap agreements are determined by netting the discounted future fixed cash payments and the discounted expected variable cash receipts. The variable cash receipts are based on the expectation of future interest rates based on observable market forward interest rate curves and the notional amount being hedged.

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at December 31, 2010 resulted in a decrease in the fair value of the related liability of $3.9 million and an after-tax adjustment of $2.5 million to OCI. The CVA on the Company’s interest rate swap agreements at December 31, 2009 resulted in a decrease in the fair value of the related liability of $5.9 million and an after-tax adjustment of $3.8 million to OCI.

The majority of the inputs used to value its interest rate swap agreements, including the forward interest rate curves and market perceptions of the Company’s credit risk used in the CVAs, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuations are classified in Level 2 of the fair value hierarchy.

9.	Leases

The Company leases hospitals, medical office buildings, and certain equipment under capital and operating lease agreements. During 2010, 2009 and 2008, the Company entered into capital lease obligations of $22.7 million, $3.3 million and $6.1 million, respectively. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs.

During 2010, the Company entered into an agreement with the lessor of Cleveland Regional Medical Center (“Cleveland Regional”), its leased facility in Cleveland, TX, to exchange its ownership interest in certain real estate at Hill Regional Medical Center (“Hill Regional”), in Hillsboro, TX for the lessor’s ownership interest in the real estate at Cleveland Regional. The related lease agreement was amended to incorporate Hill Regional as a leased asset with no change to the remaining lease term or payment schedule. No monetary consideration was exchanged in this transaction, and the transaction qualifies as a non-taxable, like-kind exchange under the regulations in Section 1031 of the Internal Revenue Code. The assets of Cleveland Regional were included in the consolidated balance sheet at fair value on the date of this transaction; however, as a result of our continuing involvement in the Hill Regional assets, the exchange with the lessor does not qualify for sale treatment under U.S. GAAP. Accordingly, the transaction has been accounted for as a financing obligation and the assets of Hill Regional will remain on the consolidated balance sheet as assets recorded under a financing obligation. Future payments under the lease will be amortized against the financing obligation rather than recorded as rent expense. The disclosures below for capital leases include the amounts related to the Hill Regional financing obligation.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commitments relating to noncancellable operating and capital leases for each of the next five years and thereafter are as follows (in thousands):

Year Ended December 31,	Operating(1)	Capital

2011	$172,764	$10,328
2012	145,460	7,641
2013	116,244	6,608
2014	97,633	6,065
2015	79,839	5,725
Thereafter	216,847	45,748

Total minimum future payments	$828,787	$82,115

Less imputed interest		(30,384)

		51,731
Less current portion		(5,577)

Long-term capital lease obligations		$46,154

(1)	Minimum lease payments have not been reduced by minimum sublease rentals due in the future of $34.0 million.

Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $27.9 million of land and improvements, $166.7 million of buildings and improvements and $87.6 million of equipment and fixtures as of December 31, 2010 and $23.6 million of land and improvements, $149.3 million of buildings and improvements and $65.7 million of equipment and fixtures as of December 31, 2009. The accumulated depreciation related to assets under capital leases was $106.7 million and $96.1 million as of December 31, 2010 and 2009, respectively. Depreciation of assets under capital leases is included in depreciation and amortization expense and amortization of debt discounts on capital lease obligations is included in interest expense in the consolidated statements of income.

10.	Employee Benefit Plans

The Company maintains various benefit plans, including defined contribution plans, defined benefit plans and deferred compensation plans, for which the Company’s subsidiary, CHS, is the plan sponsor. On January 1, 2009, the plan sponsor merged the Triad Hospitals, Inc. Retirement Savings Plan, the Abilene Physicians Group 401(k) Plan and Trust and the Regional Employee Assistance Program 401(k) Plan with and into the CHS/Community Health Systems, Inc. 401(k) Plan. Contemporaneously, the plan sponsor also established the CHS/Community Health Systems, Inc. Retirement Savings Plan, and the accounts of substantially all participants in the CHS/Community Health Systems, Inc. 401(k) Plan were transferred subsequently to the CHS/Community Health Systems, Inc. Retirement Savings Plan. Employees of certain subsidiaries whose employment is covered by collective bargaining agreements have remained participants in the CHS/Community Health Systems, Inc. 401(k) Plan. The plan sponsor also established the CHS/Community Health Systems, Inc. Spokane 401(k) Plan on January 1, 2009 for the exclusive benefit of certain employees of the Deaconess Medical Center and Valley Hospital and Medical Center and their beneficiaries. Effective October 1, 2010, the plan sponsor established the CHS/Community Health Systems, Inc. Standard 401(k) Plan for the benefit of employees at the three hospitals acquired in Youngstown, Ohio and Warren, Ohio and their beneficiaries. Total expense to the Company under the 401(k) plans was $95.8 million, $69.5 million and $72.3 million for the years ended December 31, 2010, 2009 and 2008, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company maintains unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability under the deferred compensation plans was $73.2 million and $57.6 million as of December 31, 2010 and 2009, respectively. The Company had assets of $75.0 million and $57.5 million as of December 31, 2010 and 2009, respectively, in a non-qualified plan trust generally designated to pay benefits of the deferred compensation plans, consisting of trading securities of $35.1 million and $22.8 million as of December 31, 2010 and 2009, respectively, and company-owned life insurance contracts of $39.9 million and $34.7 million as of December 31, 2010 and 2009, respectively.

The Company maintains the Community Health Systems Retirement Income Plan, which is a defined benefit, non-contributory pension plan that covers certain employees at three of its hospitals (“Pension Plan”). The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company expects to contribute $1.7 million to the Pension Plan in 2011. The Company also provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for both the Pension Plan and SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations, net periodic cost and funding requirements in future periods. The Company had available-for-sale securities in a rabbi trust generally designated to pay benefits of the SERP in the amounts of $31.6 million and $28.0 million as of December 31, 2010 and 2009, respectively. These amounts are included in other assets, net on the consolidated balance sheets.

A summary of the benefit obligations and funded status for the Company’s Pension and SERP Plans at December 31, 2010 and 2009 follows (in thousands):

	Pension Plan		SERP
	2010	2009	2010	2009

Change in benefit obligation:
Benefit obligation, beginning of year	$42,245	$37,625	$61,079	$41,145
Service cost	1,169	3,886	4,661	4,437
Interest cost	2,051	2,200	3,728	2,469
Curtailment	(7,407)	—	—	—
Plan amendment	—	—	(24)	—
Actuarial loss (gain)	2,082	(1,232)	4,396	13,028
Benefits paid	(458)	(234)	—	—

Benefit obligation, end of year	39,682	42,245	73,840	61,079
Change in plan assets:
Fair value of assets, beginning of year	28,583	13,826	—	—
Actual return on plan assets	3,895	5,046	—	—
Employer contributions	2,334	9,945	—	—
Benefits paid	(458)	(234)	—	—

Fair value of assets, end of year	34,354	28,583	—	—

Unfunded status	$(5,328)	$(13,662)	$(73,840)	$(61,079)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of the amounts recognized in the accompanying consolidated balance sheets at December 31, 2010 and 2009 follows (in thousands):

	Pension Plan		SERP
	2010	2009	2010	2009

Noncurrent asset	$—	$—	$—	$—
Current liability	—	—	(1,546)	—
Noncurrent liability	(5,328)	(13,662)	(72,294)	(61,079)

Net amount recognized in the consolidated balance sheets	$(5,328)	$(13,662)	$(73,840)	$(61,079)

A summary of the amounts recognized in AOCL at December 31, 2010 and 2009 follows (in thousands):

	Pension Plan		SERP
	2010	2009	2010	2009

Prior service (credit) cost	$(1,217)	$1,515	$8,781	$10,501
Net actuarial loss	1,474	3,518	20,087	17,150

Total amount recognized in AOCL	$257	$5,033	$28,868	$27,651

A summary of the plans’ benefit obligation in excess of the fair value of plan assets at December 31, 2010 and 2009 follows (in thousands):

	Pension Plan		SERP
	2010	2009	2010	2009

Projected benefit obligation	$39,682	$42,245	$73,840	$61,079
Accumulated benefit obligation	39,380	33,485	47,304	39,334
Fair value of plan assets	34,354	28,583	—	—

A summary of the weighted-average assumptions used by the Company to determine benefit obligations as of December 31 follows:

	Pension Plan		SERP
	2010	2009	2010	2009

Discount rate	5.50%	6.02%	4.75%	6.00%
Annual salary increases	4.50%	4.00%	4.00%	5.00%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

A summary of net periodic cost and other amounts recognized in OCI for the years ended December 31, 2010, 2009 and 2008 follows (in thousands):

	Pension Plan			SERP
	2010	2009	2008	2010	2009	2008

Service cost	$1,169	$3,886	$3,457	$4,661	$4,437	$3,232
Interest cost	2,051	2,200	1,834	3,728	2,469	1,716
Expected return on plan assets	(2,497)	(1,683)	(1,426)	—	—	—
Amortization of unrecognized prior service (credit) cost	(38)	689	689	1,697	1,704	884
Amortization of net loss	—	426	—	1,459	1	122
Curtailment credit	(1,910)	—	—	—	—	—

Net periodic cost	(1,225)	5,518	4,554	11,545	8,611	5,954
Prior service (credit) cost arising during period	(2,770)	—	—	(24)	—	7,387
Net (gain) loss arising during period	(2,044)	(4,595)	10,849	4,396	13,028	212
Amortization of:
Prior service cost (credit)	38	(689)	(689)	(1,697)	(1,704)	(884)
Net actuarial gain	—	(426)	—	(1,459)	(1)	(122)

Total amount recognized in OCI	(4,776)	(5,710)	10,160	1,216	11,323	6,593

Total recognized in net periodic cost and OCI	$(6,001)	$(192)	$14,714	$12,761	$19,934	$12,547

A summary of the expected amortization amounts to be included in net periodic cost for 2011 are as follows (in thousands):

	Pension Plan	SERP

Prior service (credit) cost	$(141)	$1,696
Actuarial loss	—	1,533

A summary of the weighted-average assumptions used by the Company to determine net periodic cost for the years ended December 31, 2010, 2009 and 2008 follows:

	Pension Plan			SERP
	2010	2009	2008	2010	2009	2008

Discount rate	5.99%	5.96%	6.55%	6.00%	6.00%	6.00%
Rate of compensation increase	4.50%	4.00%	4.00%	5.00%	5.00%	5.00%
Expected long term rate of return on assets	8.50%	8.50%	8.50%	N/A	N/A	N/A

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s weighted-average asset allocations by asset category at December 31, 2010 and 2009 follows:

	Pension Plan		SERP
	2010	2009	2010	2009

Equity securities	100%	100%	N/A	N/A
Debt securities	0%	0%	N/A	N/A

Total	100%	100%	N/A	N/A

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

The Company’s investment policy related to the Pension Plan is to provide for growth of capital with a moderate level of volatility by investing in accordance with the target asset allocations stated above. The Company reviews its investment policy, including its target asset allocations, on a semi-annual basis to determine whether any changes in market conditions or amendments to its pension plans require a revision to its investment policy.

The estimated future benefit payments reflecting future service as of December 31, 2010 for the Pension Plan and SERP plan follows (in thousands):

Year Ending	Pension Plan	SERP

2011	$858	$1,546
2012	1,200	1,965
2013	1,478	—
2014	1,735	11,070
2015	1,749	2,696
2016-2020	13,650	82,988

11.	Stockholders’ Equity

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of December 31, 2010, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On September 15, 2010, the Company commenced a new open market repurchase program for up to 4,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. This program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased or when the maximum dollar amount has been expended. During the year ended December 31, 2010, the Company repurchased and retired 451,272 shares at a weighted-average price of $30.81 per share, which is the cumulative number of shares that have been repurchased under this program through December 31, 2010.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On December 9, 2009, the Company commenced the predecessor open market repurchase program for up to 3,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. This program concluded in September 2010 when purchases approximately totaled the permitted maximum dollar amount. During the year ended December 31, 2010, the Company repurchased and retired 2,964,528 shares at a weighted-average price of $33.69 per share, which is the cumulative number of shares that were repurchased under this program.

On December 13, 2006, the Company commenced an open market repurchase program for up to 5,000,000 shares of the Company’s common stock, not to exceed $200 million in repurchases. This program had an expiration date of the earlier of three years or when the maximum number of shares had been repurchased. This repurchase program expired on December 13, 2009. During the year ended December 31, 2008, the Company repurchased and retired 4,786,609 shares, which is the cumulative number of shares that were repurchased under this program, at a weighted-average price of $18.80 per share. During the year ended December 31, 2009, the Company did not repurchase any shares under this program.

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in thousands):

	Year Ended December 31,
	2010	2009	2008

Net income attributable to Community Health Systems, Inc.	$279,983	$243,150	$218,304
Transfers (to) from the noncontrolling interests:
Net (decrease) increase in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	(3,529)	3,106	—

Net transfers (to) from the noncontrolling interests	(3,529)	3,106	—

Change to Community Health Systems, Inc. stockholders’ equity from net income attributable to Community Health Systems, Inc. and transfers (to) from noncontrolling interests	$276,454	$246,256	$218,304

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Earnings Per Share

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income from continuing operations, discontinued operations and net income attributable to Community Health Systems, Inc. common stockholders (in thousands, except share data):

	Year Ended December 31,
	2010	2009	2008

Numerator:
Income from continuing operations, net of taxes	$348,441	$304,805	$233,727
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	68,458	62,872	34,902

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$279,983	$241,933	$198,825

Income from discontinued operations, net of taxes	$—	$1,572	$19,007
Less: Income (loss) from discontinued operations attributable to noncontrolling interests, net of taxes	—	355	(472)

Income from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$—	$1,217	$19,479

Denominator:
Weighted-average number of shares outstanding — basic	91,718,791	90,614,886	93,371,782
Effect of dilutive securities:
Restricted stock awards	542,488	469,134	269,165
Employee stock options	667,606	422,637	647,882
Other equity-based awards	17,163	10,617	—

Weighted-average number of shares outstanding — diluted	92,946,048	91,517,274	94,288,829

Dilutive securities outstanding not included in the computation of earning per share because their effect is antidilutive:
Employee stock options	4,882,338	6,820,393	5,001,223

13.	Equity Investments

As of December 31, 2010, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia, in which HCA Inc. (“HCA”) owns the majority interest. Effective April 1, 2009, one or more subsidiaries of the Company acquired from Share Foundation the remaining 50% equity interest in MCSA L.L.C., an entity in which one or more subsidiaries of the Company previously had a 50% unconsolidated noncontrolling interest. One or more subsidiaries of the Company provided MCSA L.L.C. certain management services. This acquisition resulted in these subsidiaries of the Company owning 100% equity interest in that entity. MCSA L.L.C. owns and operates Medical Center of South Arkansas in El Dorado, Arkansas. The results of operations for MCSA L.L.C. were included in the consolidated financial statements effective April 1, 2009.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Summarized combined financial information for the unconsolidated entities in which the Company owned an equity interest is as follows (in thousands):

	December 31,
	2010	2009

Current assets	$220,881	$206,809
Noncurrent assets	771,646	739,768

Total assets	$992,527	$946,577

Current liabilities	$83,985	$83,562
Noncurrent liabilities	3,536	1,448
Members’ equity	905,006	861,567

Total liabilities and members’ equity	$992,527	$946,577

	Year Ended December 31,
	2010	2009	2008

Revenues	$1,418,432	$1,401,095	$1,426,463
Operating costs and expenses	$1,268,075	$1,252,714	$1,284,645
Income from continuing operations before taxes	$150,640	$148,343	$140,802

The summarized financial information as of and for the year ended December 31, 2010 was derived from the unaudited financial information provided to the Company by those unconsolidated entities. The summarized financial information for the prior years reflects the final audited financial information of the equity investee.

The Company’s investment in all of its unconsolidated affiliates was $409.5 million and $399.4 million at December 31, 2010 and 2009, respectively, and is included in other assets, net in the accompanying consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $45.4 million, $36.5 million and $42.1 million for the years ended December 31, 2010, 2009 and 2008, respectively.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The distribution between reportable segments of the Company’s net operating revenues, income from continuing operations before income taxes, expenditures for segment assets and total assets is summarized in the following tables (in thousands):

	Year Ended December 31,
	2010	2009	2008

Net operating revenues:
Hospital operations	$12,706,763	$11,839,515	$10,680,497
Corporate and all other	279,737	268,098	238,598

	$12,986,500	$12,107,613	$10,919,095

Income from continuing operations before income taxes:
Hospital operations	$651,843	$588,857	$494,922
Corporate and all other	(143,409)	(142,727)	(135,922)

	$508,434	$446,130	$359,000

Expenditures for segment assets:
Hospital operations	$646,509	$543,969	$643,180
Corporate and all other	20,869	15,105	41,443

	$667,378	$559,074	$684,623

	December 31,
	2010	2009

Total assets:
Hospital operations	$13,398,314	$12,715,228
Corporate and all other	1,299,809	1,306,244

	$14,698,123	$14,021,472

15.	Commitments and Contingencies

Construction and Other Capital Commitments.  Pursuant to hospital purchase agreements in effect as of December 31, 2010, and where required certificate of need approval has been obtained, the Company is required to build replacement facilities. As required by an amendment to a lease agreement entered into in 2005, the Company agreed to build a replacement facility at its Barstow, California location. Construction costs for this replacement facility are estimated to be approximately $73.5 million. Of this amount, approximately $15.3 million has been expended through December 31, 2010. This project is expected to be completed in 2012. The Company has agreed, as part of an acquisition in 2007, to build a replacement hospital in Valparaiso, Indiana with an aggregate estimated construction cost, including equipment costs, of approximately $210.0 million. Of this amount, approximately $30.9 million has been expended through December 31, 2010. This project is expected to be completed in 2012. The Company has agreed, as part of an acquisition in 2009, to build a replacement hospital in Siloam Springs, Arkansas with an aggregate estimated construction cost, including equipment costs, of approximately $35.0 million. Of this amount, approximately $1.2 million has been expended through December 31, 2010. This project is required to be completed in 2013. In October 2008, after the purchase of the noncontrolling owner’s interest in the Company’s Birmingham, Alabama facility, the Company initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement to the existing Birmingham facility. In September 2010, the Company received approval of its request for a certificate of need from the Alabama Certificate of Need Review Board; however,

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

this certificate of need remains subject to an appeal process. The Company’s estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280.0 million for the Birmingham replacement facility. Of this amount, approximately $1.3 million has been expended through December 31, 2010. In addition, under other purchase agreements, the Company had committed to spend approximately $540.5 million for costs such as capital improvements, equipment, selected leases and physician recruiting. These commitments are required to be fulfilled generally over a five to seven year period after acquisition. Through December 31, 2010, the Company has spent approximately $184.5 million related to these commitments.

Physician Recruiting Commitments.  As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to the physicians in excess of the amounts they earned in their practice up to the amount of the income guarantee. These income guarantee periods are typically for 12 months. Such payments are recoverable by the Company from physicians who do not fulfill their commitment period, which is typically three years, to the respective community. At December 31, 2010, the maximum potential amount of future payments under these guarantees in excess of the liability recorded is $37.9 million.

Professional Liability Claims.  As part of the Company’s business of owning and operating hospitals, it is subject to legal actions alleging liability on its part. The Company accrues for losses resulting from such liability claims, as well as loss adjustment expenses that are out-of-pocket and directly related to such liability claims. These direct out-of-pocket expenses include fees of outside counsel and experts. The Company does not accrue for costs that are part of corporate overhead, such as the costs of in-house legal and risk management departments. The losses resulting from professional liability claims primarily consist of estimates for known claims, as well as estimates for incurred but not reported claims. The estimates are based on specific claim facts, historical claim reporting and payment patterns, the nature and level of hospital operations and actuarially determined projections. The actuarially determined projections are based on the Company’s actual claim data, including historic reporting and payment patterns which have been gathered over an approximate 20-year period. As discussed below, since the Company purchases excess insurance on a claims-made basis that transfers risk to third-party insurers, the liability it accrues does not include an amount for the losses covered by its excess insurance. Since the Company believes that the amount and timing of its future claims payments are reliably determinable, it discounts the amount accrued for losses resulting from professional liability claims using the risk-free interest rate corresponding to the timing of expected payments.

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.3%, 1.4% and 2.6% in 2010, 2009 and 2008, respectively. This liability is adjusted for new claims information in the period such information becomes known. The Company’s estimated liability for the self-insured portion of professional and general liability claims was $489.2 million and $431.2 million as of December 31, 2010 and 2009, respectively. The estimated undiscounted claims liability was $513.2 million and $452.7 million as of December 31, 2010 and 2009, respectively. The current portion of the liability for self-insured portion of professional and general liability claims was $82.9 million and $77.1 million as of December 31, 2010 and 2009, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of income.

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

Effective January 1, 2008, the former Triad hospitals are insured on a claims-made basis as described above and through commercial insurance companies as described above for substantially all claims occurring on or after January 1, 2002 and reported on or after January 1, 2008. Substantially all losses for the former Triad hospitals in periods prior to May 1999 were insured through a wholly-owned insurance subsidiary of

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

HCA, Triad’s owner prior to that time, and excess loss policies maintained by HCA. HCA has agreed to indemnify the former Triad hospitals in respect of claims covered by such insurance policies arising prior to May 1999. After May 1999 through December 31, 2006, the former Triad hospitals obtained insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary, with excess coverage obtained from other carriers that is subject to certain deductibles. Effective for claims incurred after December 31, 2006, Triad began insuring its claims from $1 million to $5 million through its wholly-owned captive insurance company, replacing the coverage provided by HCA. Substantially all claims occurring during 2007 were self-insured up to $10 million per claim.

Legal Matters.  The Company is a party to various legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations. With respect to all litigation matters, the Company considers the likelihood of a negative outcome. If the Company determines the likelihood of a negative outcome is probable and the amount of the loss can be reasonably estimated, the Company records an estimated loss for the expected outcome of the litigation. If the likelihood of a negative outcome is reasonably possible and the Company is able to determine an estimate of the possible loss or a range of loss, the Company discloses that fact together with the estimate of the possible loss or range of loss. However, it is difficult to predict the outcome or estimate a possible loss or range of loss in some instances because litigation is subject to significant uncertainties. For all of the legal matters below, the Company believes that a negative outcome is reasonably possible, but we are unable to determine an estimate of the possible loss or a range of loss.

In a letter dated October 4, 2007, the Civil Division of the Department of Justice notified the Company that, as a result of an investigation into the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients, it believes the Company and three of its New Mexico hospitals have caused the State of New Mexico to submit improper claims for federal funds in violation of the Federal False Claims Act. In a letter dated January 22, 2008, the Civil Division notified the Company that based on its investigation, it has calculated that these three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million. The Civil Division also advised the Company that were it to proceed to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc. The federal government filed its complaint in intervention on June 30, 2009. The relator filed a second amended complaint on July 1, 2009. Both of these complaints expand the time period during which alleged improper payments were made. The Company filed motions to dismiss all of the federal government’s and the relator’s claims on August 28, 2009. On March 19, 2010, the court granted in part and denied in part the Company’s motion to dismiss as to the relator’s complaint. On July 7, 2010, the court denied the Company’s motion to dismiss the federal government’s complaint in intervention. The Company has filed its answer and pretrial discovery has begun. The Company is vigorously defending this action.

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

16.	Subsequent Events

The Company evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the consolidated financial statements.

Effective February 1, 2011, the Company sold Willamette Community Medical Group, which is a physician clinic operating as Oregon Medical Group, located in Springfield, Oregon, with a carrying amount of net assets, including an allocation of reporting unit goodwill, of $19.6 million to Oregon Healthcare Resources, LLC, for $14.6 million in cash.

The Company has entered into a definitive agreement to acquire Mercy Health Partners in Northeast Pennsylvania. The health system includes two acute care hospitals, Mercy Hospital in Scranton, Pennsylvania (198 licensed beds) and Mercy Tyler Hospital in Tunkhannock, Pennsylvania (48 licensed beds). The system also includes Mercy Special Care Hospital (67 licensed beds), a long-term acute care hospital located in Nanticoke, Pennsylvania, and other outpatient and ancillary services. The transaction, subject to customary federal and state regulatory approvals, is expected to be completed during the three months ended June 30, 2011.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th	Total
	(In thousands, except share and per share data)

Year ended December 31, 2010:
Net operating revenues	$3,160,722	$3,171,024	$3,252,055	$3,402,699	$12,986,500
Income from continuing operations before income taxes	125,144	127,908	126,343	129,039	508,434
Income from continuing operations	84,996	86,342	84,854	92,249	348,441
Income from discontinued operations	—	—	—	—	—
Net income attributable to Community
Health Systems, Inc.	$70,007	$70,065	$70,401	$69,510	279,983
Basic earnings per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.76	$0.75	$0.77	$0.77	$3.05
Discontinued operations	—	—	—	—	—

Net income	$0.76	$0.75	$0.77	$0.77	$3.05

Diluted earnings per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.75	$0.74	$0.76	$0.76	$3.01
Discontinued operations	—	—	—	—	—

Net income	$0.75	$0.74	$0.76	$0.76	$3.01

Weighted-average number of shares:
Basic	91,615,275	93,358,771	91,484,466	90,422,331	91,718,791
Diluted	92,836,451	94,711,919	92,462,702	91,778,801	92,946,048

Year ended December 31, 2009:
Net operating revenues	$2,912,749	$3,016,961	$3,086,757	$3,091,146	$12,107,613
Income from continuing operations before taxes	106,454	111,707	112,425	115,544	446,130
Income from continuing operations	70,820	74,498	75,361	84,126	304,805
Income (loss) on discontinued operations	2,080	(508)	—	—	1,572
Net income attributable to Community
Health Systems, Inc.	$58,915	$59,435	$59,712	$65,088	$243,150
Basic earnings per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.63	$0.66	$0.66	$0.71	$2.67
Discontinued operations	0.02	(0.01)	—	—	0.01

Net income	$0.65	$0.66	$0.66	$0.71	$2.68

Diluted earnings per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.63	$0.66	$0.65	$0.70	$2.64
Discontinued operations	0.02	(0.01)	—	—	0.01

Net income	$0.65	$0.65	$0.65	$0.70	$2.66

Weighted-average number of shares:
Basic	90,604,767	90,358,583	90,923,052	91,178,060	90,614,886
Diluted	90,885,140	91,071,147	92,010,742	92,698,828	91,517,274

(1)	Total per share amounts may not add due to rounding.

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

The Company’s intercompany activity consists primarily of daily cash transfers for purposes of cash management, the allocation of certain expenses and expenditures paid for by the parent on behalf of its subsidiaries, and the push down of investment in its subsidiaries. The Company’s subsidiaries generally do not purchase services from one another; thus, the intercompany transactions do not represent revenue generating transactions. All intercompany transactions eliminate in consolidation.

From time to time, the Company sells and/or repurchases noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods are restated to reflect the status of guarantors or non-guarantors as of December 31, 2010. Subsequent to the issuance of the supplemental condensed consolidating financial information for the year ended December 31, 2009, the Company determined that interest expense amounts had been incorrectly allocated between Issuer and Other Guarantor entities. For the year ended December 31, 2009, Other Guarantors interest expense, as previously reported, was overstated by $221 million (Issuer interest expense was understated by the same amounts), and net income, as previously reported, for Other Guarantors was understated by $136 million. There was no impact to Issuer net income as there is an offsetting impact in equity in earnings of unconsolidated affiliates. Consequently, Issuer and Other Guarantors intercompany receivables and payables, income tax expense and equity in earnings of unconsolidated affiliates, as previously reported, were also impacted by these misstatements in lesser amounts. The information below gives effect to the correction of these matters. The combined guarantor entities’ (Parent, Issuer and Other Guarantors) financial position and results of operations were not impacted by these misstatements. The aforementioned misstatements do not impact the Company’s consolidated balance sheet, consolidated statement of income or consolidated statement of cash flows. Management believes the effects of these misstatements are not material to the Company’s previously issued consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
Year Ended December 31, 2010

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$7,373,647	$5,612,853	$—	$12,986,500

Operating costs and expenses:
Salaries and benefits	—	—	2,825,326	2,412,645	—	5,237,971
Provision for bad debts	—	—	939,842	648,674	—	1,588,516
Supplies	—	—	1,002,942	768,187	—	1,771,129
Other operating expenses	—	—	1,321,455	1,085,141	—	2,406,596
Rent	—	—	121,939	135,582	—	257,521
Depreciation and amortization	—	—	354,032	255,807	—	609,839

Total operating costs and expenses	—	—	6,565,536	5,306,036	—	11,871,572

Income from operations	—	—	808,111	306,817	—	1,114,928
Interest expense, net	—	113,464	483,934	54,528	—	651,926
Gain from early extinguishment of debt	—	—	—	—	—	—
Equity in earnings of unconsolidated affiliates	(279,983)	(307,981)	(159,000)	—	701,532	(45,432)
Impairment of long-lived and other assets	—	—	—	—	—	—

Income from continuing operations before income taxes	279,983	194,517	483,177	252,289	(701,532)	508,434
Provision for (benefit from) income taxes	—	(85,466)	177,809	67,650	—	159,993

Income from continuing operations	279,983	279,983	305,368	184,639	(701,532)	348,441
Discontinued operations, net of taxes:
Income from operations of hospitals sold and hospitals held for sale	—	—	—	—	—	—
(Loss) gain on sale of hospitals, net	—	—	—	—	—	—

Income from discontinued operations	—	—	—	—	—	—

Net income	279,983	279,983	305,368	184,639	(701,532)	348,441
Less: Net income attributable to noncontrolling interests	—	—	—	68,458	—	68,458

Net income attributable to Community Health Systems, Inc.	$279,983	$279,983	$305,368	$116,181	$(701,532)	$279,983

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
Year Ended December 31, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$6,875,156	$5,232,457	$—	$12,107,613

Operating costs and expenses:
Salaries and benefits	—	—	2,664,062	2,178,268	—	4,842,330
Provision for bad debts	—	—	875,956	584,351	—	1,460,307
Supplies	—	—	948,339	737,154	—	1,685,493
Other operating expenses	—	—	1,194,907	1,042,568	—	2,237,475
Rent	—	—	117,514	129,618	—	247,132
Depreciation and amortization	—	—	330,615	235,596	—	566,211

Total operating costs and expenses	—	—	6,131,393	4,907,555	—	11,038,948

Income from operations	—	—	743,763	324,902	—	1,068,665
Interest expense, net	—	110,507	485,024	53,433	—	648,964
Gain from early extinguishment of debt	—	(2,385)	—	—	—	(2,385)
Equity in earnings of unconsolidated affiliates	(243,150)	(255,230)	(163,639)	—	625,498	(36,521)
Impairment of long-lived and other assets	—	—	12,477	—	—	12,477

Income from continuing operations before income taxes	243,150	147,108	409,901	271,469	(625,498)	446,130
Provision for (benefit from) income taxes	—	(96,042)	157,402	79,965	—	141,325

Income from continuing operations	243,150	243,150	252,499	191,504	(625,498)	304,805
Discontinued operations, net of taxes:
Income from operations of hospitals sold and hospitals held for sale	—	—	(50)	2,027	—	1,977
(Loss) gain on sale of hospitals, net	—	—	—	(405)	—	(405)

Income from discontinued operations	—	—	(50)	1,622	—	1,572

Net income	243,150	243,150	252,449	193,126	(625,498)	306,377
Less: Net income attributable to noncontrolling interests	—	—	—	63,227	—	63,227

Net income attributable to Community Health Systems, Inc.	$243,150	$243,150	$252,449	$129,899	$(625,498)	$243,150

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Income
Year Ended December 31, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net operating revenues	$—	$—	$6,094,603	$4,824,492	$—	$10,919,095

Operating costs and expenses:
Salaries and benefits	—	—	2,314,844	2,052,820	—	4,367,664
Provision for bad debts	—	—	727,009	491,603	—	1,218,612
Supplies	—	—	825,002	706,374	—	1,531,376
Other operating expenses	—	—	1,075,368	1,023,642	—	2,099,010
Rent	—	—	111,866	119,301	—	231,167
Depreciation and amortization	—	—	285,942	213,444	—	499,386

Total operating costs and expenses	—	—	5,340,031	4,607,184	—	9,947,215

Income from operations	—	—	754,572	217,308	—	971,880
Interest expense, net	—	65,135	527,234	60,099	—	652,468
Gain from early extinguishment of debt	—	(2,525)	—	—	—	(2,525)
Equity in earnings of unconsolidated affiliates	(218,304)	(218,045)	(133,987)	—	528,273	(42,063)
Impairment of long-lived and other assets	—	—	—	5,000	—	5,000

Income from continuing operations before income taxes	218,304	155,435	361,325	152,209	(528,273)	359,000
Provision for (benefit from) income taxes	—	(62,869)	139,110	49,032	—	125,273

Income from continuing operations	218,304	218,304	222,215	103,177	(528,273)	233,727
Discontinued operations, net of taxes:
Income from operations of hospitals sold and hospitals held for sale	—	—	899	8,528	—	9,427
(Loss) gain on sale of hospitals, net	—	—	—	9,580	—	9,580

Income from discontinued operations	—	—	899	18,108	—	19,007

Net income	218,304	218,304	223,114	121,285	(528,273)	252,734
Less: Net income attributable to noncontrolling interests	—	—	—	34,430	—	34,430

Net income attributable to Community Health Systems, Inc.	$218,304	$218,304	$223,114	$86,855	$(528,273)	$218,304

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2010

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$212,035	$87,134	$—	$299,169
Patient accounts receivable, net of allowance for doubtful accounts	—	—	971,220	743,322	—	1,714,542
Supplies	—	—	196,957	132,157	—	329,114
Deferred income taxes	115,819	—	—	—	—	115,819
Prepaid expenses and taxes	118,464	116	89,172	11,466	—	219,218
Other current assets	—	41	138,923	54,367	—	193,331

Total current assets	234,283	157	1,608,307	1,028,446	—	2,871,193

Intercompany receivable	1,079,295	9,002,158	1,146,838	1,475,368	(12,703,659)	—

Property and equipment, net	—	—	3,939,580	2,517,886	—	6,457,466

Goodwill	—	—	2,375,668	1,824,237	—	4,199,905

Other assets, net of accumulated amortization	—	131,352	447,360	590,847	—	1,169,559

Net investment in subsidiaries	1,510,062	5,316,212	2,061,042	—	(8,887,316)	—

Total assets	$2,823,640	$14,449,879	$11,578,795	$7,436,784	$(21,590,975)	$14,698,123

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$49,953	$11,063	$2,123	$—	$63,139
Accounts payable	—	—	362,154	164,184	—	526,338
Deferred income taxes	8,882	—	—	—	—	8,882
Accrued interest	—	146,297	116	2	—	146,415
Accrued liabilities	7,595	567	569,991	319,113	—	897,266

Total current liabilities	16,477	196,817	943,324	485,422	—	1,642,040

Long-term debt	—	8,734,473	44,819	29,090	—	8,808,382

Intercompany payable	—	3,668,003	8,375,823	5,913,971	(17,957,797)	—

Deferred income taxes	608,177	—	—	—	—	608,177

Other long-term liabilities	9,522	340,526	372,693	278,934	—	1,001,675

Total liabilities	634,176	12,939,819	9,736,659	6,707,417	(17,957,797)	12,060,274

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	—	387,472	—	387,472

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	936	—	1	2	(3)	936
Additional paid-in capital	1,126,751	640,683	682,686	103,401	(1,426,770)	1,126,751
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive (loss) income	(230,927)	(230,927)	(12,990)	—	243,917	(230,927)
Retained earnings	1,299,382	1,100,304	1,172,439	177,579	(2,450,322)	1,299,382

Total Community Health Systems, Inc. stockholders’ equity	2,189,464	1,510,060	1,842,136	280,982	(3,633,178)	2,189,464
Noncontrolling interests in equity
of consolidated subsidiaries	—	—	—	60,913	—	60,913

Total equity	2,189,464	1,510,060	1,842,136	341,895	(3,633,178)	2,250,377

Total liabilities and equity	$2,823,640	$14,449,879	$11,578,795	$7,436,784	$(21,590,975)	$14,698,123

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Balance Sheet
December 31, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$238,495	$106,046	$—	$344,541
Patient accounts receivable, net of allowance for doubtful accounts	—	—	870,475	747,428	—	1,617,903
Supplies	—	—	177,960	124,649	—	302,609
Deferred income taxes	80,714	—	—	—	—	80,714
Prepaid expenses and taxes	45,414	114	72,712	16,649	—	134,889
Other current assets	—	26	116,512	77,801	—	194,339

Total current assets	126,128	140	1,476,154	1,072,573	—	2,674,995

Intercompany receivable	1,119,696	9,021,096	1,599,275	2,355,973	(14,096,040)	—

Property and equipment, net	—	—	3,636,941	2,495,305	—	6,132,246

Goodwill	—	—	2,361,027	1,796,900	—	4,157,927

Other assets, net of accumulated amortization	—	143,292	385,130	527,882	—	1,056,304

Net investment in subsidiaries	1,239,622	5,603,331	3,387,408	—	(10,230,361)	—

Total assets	$2,485,446	$14,767,859	$12,845,935	$8,248,633	$(24,326,401)	$14,021,472

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$43,471	$17,598	$5,401	$—	$66,470
Accounts payable	—	—	222,227	206,338	—	428,565
Deferred income taxes	28,397	—	—	—	—	28,397
Accrued interest	—	145,033	166	2	—	145,201
Accrued liabilities	8,283	567	505,255	275,058	—	789,163

Total current liabilities	36,680	189,071	745,246	486,799	—	1,457,796

Long-term debt	—	8,785,466	39,644	19,528	—	8,844,638

Intercompany payable	10,000	4,237,670	10,193,907	6,949,768	(21,391,345)	—

Deferred income taxes	475,812	—	—	—	—	475,812

Other long-term liabilities	12,319	316,033	336,503	194,097	—	858,952

Total liabilities	534,811	13,528,240	11,315,300	7,650,192	(21,391,345)	11,637,198

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	—	368,857	—	368,857

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	940	—	1	2	(3)	940
Additional paid-in capital	1,158,359	561,026	602,077	79,873	(1,242,976)	1,158,359
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive (loss) income	(221,385)	(221,385)	(19,124)	—	240,509	(221,385)
Retained earnings	1,019,399	899,978	947,681	84,927	(1,932,586)	1,019,399

Total Community Health Systems, Inc. stockholders’ equity	1,950,635	1,239,619	1,530,635	164,802	(2,935,056)	1,950,635
Noncontrolling interests in equity of consolidated subsidiaries	—	—	—	64,782	—	64,782

Total equity	1,950,635	1,239,619	1,530,635	229,584	(2,935,056)	2,015,417

Total liabilities and equity	$2,485,446	$14,767,859	$12,845,935	$8,248,633	$(24,326,401)	$14,021,472

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2010

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(150,413)	$(100,278)	$772,682	$666,739	$—	$1,188,730

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(204,773)	(43,478)	—	(248,251)
Purchases of property and equipment	—	—	(342,735)	(324,643)	—	(667,378)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	8,140	261	—	8,401
Increase in other non-operating assets	—	—	(112,587)	(24,495)	—	(137,082)

Net cash used in investing activities	—	—	(651,955)	(392,355)	—	(1,044,310)

Cash flows from financing activities:
Proceeds from exercise of stock options	56,916	—	—	—	—	56,916
Excess tax benefit (income tax payable increase) relating to stock-based compensation	10,219	—	—	—	—	10,219
Deferred financing costs	—	—	—	(13,260)	—	(13,260)
Stock buy-back	(113,961)	—	—	—	—	(113,961)
Proceeds from noncontrolling investors in joint ventures	—	—	—	7,201	—	7,201
Redemption of noncontrolling investments in joint ventures	—	—	—	(7,318)	—	(7,318)
Distributions to noncontrolling investors in joint ventures	—	—	—	(68,113)	—	(68,113)
Changes in intercompany balances with affiliates, net	197,239	144,788	(133,635)	(208,392)	—	—
Borrowings under credit agreement	—	—	—	—	—	—
Repayments of long-term indebtedness	—	(44,510)	(13,552)	(3,414)	—	(61,476)

Net cash provided by (used in) financing activities	150,413	100,278	(147,187)	(293,296)	—	(189,792)

Net change in cash and cash equivalents	—	—	(26,460)	(18,912)	—	(45,372)
Cash and cash equivalents at beginning of period	—	—	238,495	106,046	—	344,541

Cash and cash equivalents at end of period	$—	$—	$212,035	$87,134	$—	$299,169

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2009

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(62,357)	$(88,486)	$681,230	$546,042	$—	$1,076,429

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(226,721)	(37,052)	—	(263,773)
Purchases of property and equipment	—	—	(368,800)	(208,088)	—	(576,888)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	89,514	—	89,514
Proceeds from sale of property and equipment	—	—	824	3,195	—	4,019
Increase in other non-operating assets	—	—	(116,130)	(3,924)	—	(120,054)

Net cash used in investing activities	—	—	(710,827)	(156,355)	—	(867,182)

Cash flows from financing activities:
Proceeds from exercise of stock options	12,759	—	—	—	—	12,759
Excess tax benefit (income tax payable increase) relating to stock-based compensation	(3,472)	—	—	—	—	(3,472)
Deferred financing costs	—	(82)	—	—	—	(82)
Stock buy-back	—	—	—	—	—	—
Proceeds from noncontrolling investors in joint ventures	—	—	—	29,838	—	29,838
Redemption of noncontrolling investments in joint ventures	—	—	—	(7,268)	—	(7,268)
Distributions to noncontrolling investors in joint ventures	—	—	—	(58,963)	—	(58,963)
Changes in intercompany balances with affiliates, net	53,070	135,518	119,341	(307,929)	—	—
Borrowings under credit agreement	—	200,000	4,045	2,570	(6,615)	200,000
Repayments of long-term indebtedness	—	(246,950)	(13,826)	(4,012)	6,615	(258,173)

Net cash provided by (used in) financing activities	62,357	88,486	109,560	(345,764)	—	(85,361)

Net change in cash and cash equivalents	—	—	79,963	43,923	—	123,886
Cash and cash equivalents at beginning of period	—	—	158,532	62,123	—	220,655

Cash and cash equivalents at end of period	$—	$—	$238,495	$106,046	$—	$344,541

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Consolidating Statement of Cash Flows
Year Ended December 31, 2008

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated

Net cash (used in) provided by operating activities	$(36,792)	$67,594	$746,208	$279,571	$—	$1,056,581

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(151,848)	(10,059)	—	(161,907)
Purchases of property and equipment	—	—	(387,798)	(304,435)	—	(692,233)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	365,636	—	365,636
Proceeds from sale of property and equipment	—	—	11,160	2,323	—	13,483
Increase in other non-operating assets	—	(15,700)	(109,643)	(65,107)	—	(190,450)

Net cash used in investing activities	—	(15,700)	(638,129)	(11,642)	—	(665,471)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,806	—	—	—	—	1,806
Excess tax benefit (income tax payable increase) relating to stock-based compensation	1,278	—	—	—	—	1,278
Deferred financing costs	—	(3,136)	—	—	—	(3,136)
Stock buy-back	(90,188)	—	—	—	—	(90,188)
Proceeds from noncontrolling investors in joint ventures	—	—	—	14,329	—	14,329
Redemption of noncontrolling investments in joint ventures	—	—	—	(77,587)	—	(77,587)
Distributions to noncontrolling investors in joint ventures	—	—	—	(46,890)	—	(46,890)
Changes in intercompany balances with affiliates, net	123,900	55,247	(62,010)	(117,137)	—	—
Borrowings under credit agreement	—	125,000	—	32,468	(26,191)	131,277
Repayments of long-term indebtedness	(4)	(229,005)	(5,300)	(26,800)	26,191	(234,918)

Net cash provided by (used in) financing activities	36,792	(51,894)	(67,310)	(221,617)	—	(304,029)

Net change in cash and cash equivalents	—	—	40,769	46,312	—	87,081
Cash and cash equivalents at beginning of period	—	—	117,763	15,811	—	133,574

Cash and cash equivalents at end of period	$—	$—	$158,532	$62,123	$—	$220,655

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

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

Management’s report on internal control over financial reporting is included herein at page 124.

The attestation report from Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein at page 125.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that our internal control over financial reporting was effective as of December 31, 2010, based on these criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Franklin, Tennessee

We have audited the internal control over financial reporting of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated February 25, 2011 expressed an unqualified opinion and included an explanatory paragraph related to the adoption of accounting standards on those consolidated financial statements.

/s/ Deloitte & Touche LLP
Nashville, Tennessee
February 25, 2011

PART III

Item 10.	Directors and Executive Officers of the Company

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 17, 2011, under “Members of the Board of Directors,” “Information About our Executive Officers,” “Compliance with Exchange Act Section 16(A) Beneficial Ownership Reporting” and “Corporate Governance Principles and Board Matters.”

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 17, 2011 under “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 17, 2011 under “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 17, 2011 under “Certain Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference from the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 17, 2011 under “Ratification of the Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Item 15(a) 1.  Financial Statements

Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.

Item 15(a) 2.  Financial Statement Schedules

The following financial statement schedule is filed as part of this Report at page 134 hereof:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 15(a)(3) and 15(c):

The following exhibits are either filed with this Report or incorporated herein by reference.

Description
2.1	Agreement and Plan of Merger, dated as of March 19, 2007, by and among Triad Hospitals, Inc., Community Health Systems, Inc. and FWCT-1 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 19, 2007 (No. 001-15925))
3.1	Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed June 8, 2000 (No. 333-31790))
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Community Health Systems, Inc., dated May 18, 2010 (incorporated by reference to Exhibit 3.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 20, 2010 (No. 001-15925))
3.3	Amended and Restated By-Laws of Community Health Systems, Inc. (as of February 27, 2008) (incorporated by reference to Exhibit 3(ii).1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 29, 2008 (No. 001-15925))
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))
4.2	Senior Notes Indenture, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.3	Form of 8 7/8% Senior Note due 2015 (included in Exhibit 4.2)
4.4	Registration Rights Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.5	Joinder to the Registration Rights Agreement dated as of July 25, 2007 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.6	First Supplemental Indenture relating to Triad Hospitals, Inc.’s 7% Senior Subordinated Notes due 2013, dated as of July 24, 2007, by and among Triad Hospitals, Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.7	Second Supplemental Indenture relating to Triad Hospitals, Inc.’s 7% Senior Notes due 2012, dated as of July 24, 2007, by and among Triad Hospitals, Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.8	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.9	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2007, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
4.10	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of January 30, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

Description
4.11	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of October 10, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.9 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
4.12	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 1, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.10 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
4.13	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.11 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
4.14	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of February 5, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
4.15	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed April 29, 2009 (No. 001-15925))
4.16	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed April 29, 2009 (No. 001-15925))
4.17	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))
4.18	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))
4.19	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))
4.20	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 31, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed April 28, 2010 (No. 001-15925))

Description
4.21		Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 31, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed April 28, 2010 (No. 001-15925))
4.22		Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of September 30, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed October 29, 2010 (No. 001-15925))
4.23		Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of October 25, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association*
4.24		Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association*
10.1		Amendment and Restatement Agreement, dated as of November 5, 2010, to the Credit Agreement, dated as of July 25, 2007, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))
10.2		Amended and Restated Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))
10.3		Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. from time to time party thereto and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))
10	.4†	Form of Indemnification Agreement between Community Health Systems, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))
10	.5†	CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.13 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
10	.6†	Community Health Systems Supplemental Executive Benefits (incorporated by reference to Exhibit 10.14 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
10	.7†	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))
10	.8†	Community Health Systems Deferred Compensation Plan Trust, amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 27, 2003 (No. 001-15925))
10	.9†	CHS/Community Health Systems, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

Description
10.10		CHS NQDCP, effective as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))
10.11		CHS NQDCP Adoption Agreement, executed as of August 11, 2009 (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))
10.12		Guarantee, dated December 9, 2009, made by Community Health Systems, Inc. in favor of CHS/Community Health Systems, Inc. with respect to CHS/Community Health Systems, Inc.’s payment obligations under the CHS/Community Health Systems, Inc. Deferred Compensation Plan and the NQDCP (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))
10	.13†	Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated on March 24, 2009 (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))
10.14		Amendment No. 1, dated as of December 8, 2010, to the Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated on March 24, 2009*
10.15		Form of Amended and Restated Change in Control Severance Agreement (incorporated by reference to Exhibit 10.22 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
10	.16†	Community Health Systems, Inc. 2000 Stock Option and Award Plan, as amended and restated on March 24, 2009 (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))
10	.17†	Form of Nonqualified Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))
10	.18†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
10	.19†	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) (incorporated by reference to Exhibit 10.20 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
10	.20†	Form of Director Phantom Stock Award Agreement (incorporated by reference to Exhibit 10.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
10	.21†	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))
10	.22†	Community Health Systems, Inc. Directors’ Fees Deferral Plan, as amended and restated on December 10, 2008 (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
10	.23†	Community Health Systems, Inc. 2009 Stock Option and Award Plan, effective as of March 24, 2009 (incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))
10.24		Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 7, 2005 (No. 001-15925))
12		Computation of Ratio of Earnings to Fixed Charges*
21		List of Subsidiaries*

Description
23.1		Consent of Deloitte & Touche LLP*
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	.INS	XBRL Instance Document**
101	.SCH	XBRL Schema Document**
101	.CAL	XBRL Calculation Linkbase Document**
101	.DEF	XBRL Definition Linkbase Document**
101	.LAB	XBRL Label Linkbase Document**
101	.PRE	XBRL Presentation Linkbase Document**

*	Filed herewith.

†	Indicates a management contract or compensatory plan or arrangement.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Community Health Systems, Inc.

By:	/s/ Wayne T. Smith
Wayne T. Smith
Chairman of the Board,
President and Chief Executive Officer

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WAYNE T. SMITH Wayne T. Smith	President and Chief Executive Officer and Director (principal executive officer)	02/25/2011

/s/ W. LARRY CASH W. Larry Cash	Executive Vice President, Chief Financial Officer and Director (principal financial officer)	02/25/2011

/s/ T. MARK BUFORD T. Mark Buford	Senior Vice President and Chief Accounting Officer (principal accounting officer)	02/25/2011

/s/ JOHN A. CLERICO John A. Clerico	Director	02/25/2011

/s/ JAMES S. ELY III James S. Ely III	Director	02/25/2011

/s/ JOHN A. FRY John A. Fry	Director	02/25/2011

/s/ WILLIAM NORRIS JENNINGS, M.D. William Norris Jennings, M.D.	Director	02/25/2011

/s/ JULIA B. NORTH Julia B. North	Director	02/25/2011

/s/ H. MITCHELL WATSON, JR. H. Mitchell Watson, Jr.	Director	02/25/2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Community Health Systems, Inc.
Franklin, Tennessee

We have audited the consolidated financial statements of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, and have issued our report thereon dated February 25, 2011 (which report expresses an unqualified opinion and includes an explanatory paragraph related to the adoption of accounting standards); such reports are included elsewhere in this Annual Report on Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Deloitte & Touche LLP
Nashville, Tennessee
February 25, 2011

Community Health Systems, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

	Balance at	Acquisitions	Charged to		Balance
	Beginning	and	Costs and		at End
Description	of Year	Dispositions	Expenses	Write-offs	of Year
	(In thousands)

Year ended December 31, 2010
allowance for doubtful accounts	$1,417,188	$—	$1,588,516	$(1,366,506)	$1,639,198
Year ended December 31, 2009
allowance for doubtful accounts	$1,111,131	$—	$1,460,307	$(1,154,250)	$1,417,188
Year ended December 31, 2008
allowance for doubtful accounts	$1,037,334	$(12,352)	$1,218,612	$(1,132,463)	$1,111,131

Exhibit Index

Description

2.1	Agreement and Plan of Merger, dated as of March 19, 2007, by and among Triad Hospitals, Inc., Community Health Systems, Inc. and FWCT-1 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 19, 2007 (No. 001-15925))
3.1	Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed June 8, 2000 (No. 333-31790))
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Community Health Systems, Inc., dated May 18, 2010 (incorporated by reference to Exhibit 3.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 20, 2010 (No. 001-15925))
3.3	Amended and Restated By-Laws of Community Health Systems, Inc. (as of February 27, 2008) (incorporated by reference to Exhibit 3(ii).1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 29, 2008 (No. 001-15925))
4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))
4.2	Senior Notes Indenture, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.3	Form of 8 7/8% Senior Note due 2015 (included in Exhibit 4.2)
4.4	Registration Rights Agreement, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.5	Joinder to the Registration Rights Agreement dated as of July 25, 2007 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.6	First Supplemental Indenture relating to the Triad Hospitals, Inc.’s 7% Senior Subordinated Notes due 2013, dated as of July 24, 2007, by and among Triad Hospitals, Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.7	Second Supplemental Indenture relating to Triad Hospitals, Inc.’s 7% Senior Notes due 2012, dated as of July 24, 2007, by and among Triad Hospitals, Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.8	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))
4.9	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2007, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
4.10	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of January 30, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

Description

4.11	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of October 10, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.9 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
4.12	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 1, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.10 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
4.13	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.11 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
4.14	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of February 5, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
4.15	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed April 29, 2009 (No. 001-15925))
4.16	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed April 29, 2009 (No. 001-15925))
4.17	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))
4.18	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))
4.19	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))
4.20	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 31, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed April 28, 2010 (No. 001-15925))
4.21	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 31, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed April 28, 2010 (No. 001-15925))

Description

4.22		Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of September 30, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed October 29, 2010 (No. 001-15925))
4.23		Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of October 25, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association*
4.24		Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association*
10.1		Amendment and Restatement Agreement, dated as of November 5, 2010, to the Credit Agreement, dated as of July 25, 2007, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))
10.2		Amended and Restated Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))
10.3		Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. from time to time party thereto and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))
10	.4†	Form of Indemnification Agreement between Community Health Systems, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))
10	.5†	CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.13 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
10	.6†	Community Health Systems Supplemental Executive Benefits (incorporated by reference to Exhibit 10.14 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
10	.7†	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))
10	.8†	Community Health Systems Deferred Compensation Plan Trust, amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 27, 2003 (No. 001-15925))
10	.9†	CHS/Community Health Systems, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
10.10		CHS NQDCP, effective as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

Description

10.11		CHS NQDCP Adoption Agreement, executed as of August 11, 2009 (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))
10.12		Guarantee, dated December 9, 2009, made by Community Health Systems, Inc. in favor of CHS/Community Health Systems, Inc. with respect to CHS/Community Health Systems, Inc.’s payment obligations under the CHS/Community Health Systems, Inc. Deferred Compensation Plan and the NQDCP (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))
10	.13†	Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated on March 24, 2009 (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))
10.14		Amendment No. 1, dated as of December 8, 2010, to the Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated on March 24, 2009*
10.15		Form of Amended and Restated Change in Control Severance Agreement (incorporated by reference to Exhibit 10.22 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
10	.16†	Community Health Systems, Inc. 2000 Stock Option and Award Plan, as amended and restated on March 24, 2009 (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))
10	.17†	Form of Nonqualified Stock Option Agreement (Employee) (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))
10	.18†	Form of Restricted Stock Award Agreement (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
10	.19†	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) (incorporated by reference to Exhibit 10.20 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
10	.20†	Form of Director Phantom Stock Award Agreement (incorporated by reference to Exhibit 10.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
10	.21†	Form of Director Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))
10	.22†	Community Health Systems, Inc. Directors’ Fees Deferral Plan, as amended and restated on December 10, 2008 (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))
10	.23†	Community Health Systems, Inc. 2009 Stock Option and Award Plan, effective as of March 24, 2009 (incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))
10.24		Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 7, 2005 (No. 001-15925))
12		Computation of Ratio of Earnings to Fixed Charges*
21		List of Subsidiaries*
23.1		Consent of Deloitte & Touche LLP*
31.1		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

Description

31.2		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101	.INS	XBRL Instance Document**
101	.SCH	XBRL Schema Document**
101	.CAL	XBRL Calculation Linkbase Document**
101	.DEF	XBRL Definition Linkbase Document**
101	.LAB	XBRL Label Linkbase Document**
101	.PRE	XBRL Presentation Linkbase Document**

*	Filed herewith.

†	Indicates a management contract or compensatory plan or arrangement.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.