Form 10-Q
period 2011-03-31
COMMUNITY HEALTH SYSTEMS INC
filed 2011-04-29
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of April 20, 2011, there were outstanding 94,967,424 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.
Form 10-Q
For the Three Months Ended March 31, 2011

Page
Part I. Financial Information

Item 1. Financial Statements:

Condensed Consolidated Balance Sheets — March 31, 2011 and December 31, 2010 (Unaudited)	2

Condensed Consolidated Statements of Income — Three Months Ended March 31, 2011 and March 31, 2010 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows — Three Months Ended March 31, 2011 and March 31, 2010 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition And Results of Operations	33

Item 3. Quantitative and Qualitative Disclosures about Market Risk	49

Item 4. Controls and Procedures	50

Part II. Other Information

Item 1. Legal Proceedings	50

Item 1A. Risk Factors	52

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	52

Item 3. Defaults Upon Senior Securities	52

Item 4. (Removed and Reserved)	52

Item 5. Other Information	52

Item 6. Exhibits	53

Signatures	54

Index to Exhibits	55
EX-10.1
EX-10.2
EX-10.3
EX-10.4
EX-12
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	March 31,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$270,716	$299,169
Patient accounts receivable, net of allowance for doubtful accounts of $1,699,935 and $1,639,198 at March 31, 2011 and December 31, 2010, respectively	1,766,122	1,714,542
Supplies	329,275	329,114
Prepaid income taxes	65,030	118,464
Deferred income taxes	115,819	115,819
Prepaid expenses and taxes	112,486	100,754
Other current assets	176,545	193,331

Total current assets	2,835,993	2,871,193

Property and equipment	8,663,963	8,528,335
Less accumulated depreciation and amortization	(2,217,546)	(2,089,776)

Property and equipment, net	6,446,417	6,438,559

Goodwill	4,225,768	4,195,289

Other assets, net	1,210,101	1,193,082

Total assets	$14,718,279	$14,698,123

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$65,952	$63,139
Accounts payable	547,683	526,338
Deferred income taxes	8,882	8,882
Accrued interest	84,502	146,415
Accrued liabilities	898,810	897,266

Total current liabilities	1,605,829	1,642,040

Long-term debt	8,794,146	8,808,382

Deferred income taxes	608,177	608,177

Other long-term liabilities	952,406	1,001,675

Total liabilities	11,960,558	12,060,274

Redeemable noncontrolling interests in equity of consolidated subsidiaries	385,438	387,472

EQUITY
Community Health Systems, Inc. stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 94,927,260 shares issued and 93,951,711 shares outstanding at March 31, 2011, and 93,644,862 shares issued and 92,669,313 shares outstanding at December 31, 2010	949	936
Additional paid-in capital	1,149,002	1,126,751
Treasury stock, at cost, 975,549 shares at March 31, 2011 and December 31, 2010	(6,678)	(6,678)
Accumulated other comprehensive loss	(192,640)	(230,927)
Retained earnings	1,360,706	1,299,382

Total Community Health Systems, Inc. stockholders’ equity	2,311,339	2,189,464
Noncontrolling interests in equity of consolidated subsidiaries	60,944	60,913

Total equity	2,372,283	2,250,377

Total liabilities and equity	$14,718,279	$14,698,123

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Net operating revenues	$3,405,342	$3,125,507

Operating costs and expenses:
Salaries and benefits	1,402,121	1,269,574
Provision for bad debts	407,871	373,665
Supplies	464,156	429,597
Other operating expenses	624,795	567,084
Rent	64,757	63,635
Depreciation and amortization	160,677	146,706

Total operating costs and expenses	3,124,377	2,850,261

Income from operations	280,965	275,246
Interest expense, net	164,172	160,360
Equity in earnings of unconsolidated affiliates	(18,130)	(12,588)

Income from continuing operations before income taxes	134,923	127,474
Provision for income taxes	43,782	40,989

Income from continuing operations	91,141	86,485

Discontinued operations, net of taxes:
Loss from operations of entities sold and held for sale	(1,214)	(1,489)
Impairment of long-lived assets of hospital held for sale	(8,368)	—
Loss on sale	(3,234)	—

Loss from discontinued operations	(12,816)	(1,489)

Net income	78,325	84,996
Less: Net income attributable to noncontrolling interests	17,001	14,989

Net income attributable to Community Health Systems, Inc.	$61,324	$70,007

Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$0.81	$0.78
Discontinued operations	(0.14)	(0.02)

Net income	$0.67	$0.76

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$0.80	$0.77
Discontinued operations	(0.14)	(0.02)

Net income	$0.67	$0.75

Weighted-average number of shares outstanding:
Basic	91,008,405	91,615,275

Diluted	92,136,819	92,836,451

(1)	Total per share amounts may not add due to rounding.
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash flows from operating activities
Net income	$78,325	$84,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	161,318	147,679
Stock-based compensation expense	9,918	9,763
Loss on sale	3,234	—
Impairment of long-lived assets of hospital held for sale	8,368	—
Excess tax benefit relating to stock-based compensation	(4,675)	(4,349)
Other non-cash expenses, net	(11,173)	(3,957)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(56,454)	(94,204)
Supplies, prepaid expenses and other current assets	14,336	(6,908)
Accounts payable, accrued liabilities and income taxes	(14,938)	167,470
Other	(748)	(1,130)

Net cash provided by operating activities	187,511	299,360

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(45,422)	(180)
Purchases of property and equipment	(153,875)	(126,553)
Proceeds from disposition of ancillary operations	14,583	—
Proceeds from sale of property and equipment	7,587	346
Increase in other non-operating assets	(32,277)	(36,991)

Net cash used in investing activities	(209,404)	(163,378)

Cash flows from financing activities
Proceeds from exercise of stock options	18,125	24,007
Excess tax benefit relating to stock-based compensation	4,675	4,349
Stock buy-back	—	(40)
Proceeds from noncontrolling investors in joint ventures	863	1,255
Redemption of noncontrolling investments in joint ventures	(225)	—
Distributions to noncontrolling investors in joint ventures	(15,333)	(16,874)
Repayments of long-term indebtedness	(14,665)	(13,154)

Net cash used in financing activities	(6,560)	(457)

Net change in cash and cash equivalents	(28,453)	135,525

Cash and cash equivalents at beginning of period	299,169	344,541

Cash and cash equivalents at end of period	$270,716	$480,066

Supplemental disclosure of cash flow information:
Interest payments	$226,124	$220,202

Income taxes (refunds received) paid, net	$(677)	$934

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
1. BASIS OF PRESENTATION
     The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the “Company”) as of March 31, 2011 and December 31, 2010 and for the three-month periods ended March 31, 2011 and March 31, 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2011, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010, contained in the Company’s Annual Report on Form 10-K.
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
     During the three months ended March 31, 2011, the Company sold a multi-specialty physician clinic and made the decision to sell a hospital. Accordingly, as of March 31, 2011, this hospital has been classified as held for sale. The condensed consolidated statement of income for the three months ended March 31, 2010 has been restated to reclassify the results of operations for these entities to discontinued operations. The condensed consolidated balance sheet as of December 31, 2010 has been restated to present the long-lived assets of the disposal group as held for sale for comparative purposes with the March 31, 2011 presentation.
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
2. ACCOUNTING FOR STOCK-BASED COMPENSATION
     Stock-based compensation awards are granted under the Community Health Systems, Inc. 2000 Stock Option and Award Plan amended and restated as of March 24, 2009 (the “2000 Plan”) and the Community Health Systems, Inc. 2009 Stock Option and Award Plan amended and restated as of March 18, 2011 (the “2009 Plan”).
     The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (“IRC”), as well as stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Prior to being amended in 2009, the 2000 Plan also allowed for the grant of phantom stock. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2000 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10-year contractual term, options granted in 2005 through 2007 have an eight-year contractual term and options granted in 2008 through February 2011 have a 10-year contractual term. As of March 31, 2011, 64,508 shares of unissued common stock were reserved for future grants under the 2000 Plan.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The 2009 Plan, which was adopted by the Board of Directors of the Parent as of March 24, 2009 and approved by stockholders on May 19, 2009, provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. Options granted in 2011 have a 10-year contractual term. As of March 31, 2011, 2,954,289 shares of unissued common stock were reserved for future grants under the 2009 Plan.
     The exercise price of all options granted is equal to the fair value of the Company’s common stock on the option grant date.
     The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Effect on income from continuing operations before income taxes	$(9,918)	$(9,763)

Effect on net income	$(6,298)	$(5,931)

     At March 31, 2011, $89.7 million of unrecognized stock-based compensation expense was expected to be recognized over a weighted-average period of 29 months. Of that amount, $19.2 million related to outstanding unvested stock options was expected to be recognized over a weighted-average period of 28 months and $70.5 million related to outstanding unvested restricted stock, restricted stock units and phantom shares was expected to be recognized over a weighted-average period of 29 months. There were no modifications to awards during the three months ended March 31, 2011.
     The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three months ended March 31, 2011 and 2010:

	Three Months Ended
	March 31,
	2011		2010
Expected volatility		31.2%		33.5%
Expected dividends		—		—
Expected term	4.0	years	3.1	years
Risk-free interest rate		1.74%		1.48%
     In determining expected term, the Company examined concentrations of option holdings and historical patterns of option exercises and forfeitures, as well as forward-looking factors, in an effort to determine if there were any discernable employee populations. From this analysis, the Company identified two primary employee populations, one consisting of certain senior executives and the other consisting of substantially all other recipients.
     The expected volatility rate was estimated based on historical volatility. In determining expected volatility, the Company also reviewed the market-based implied volatility of actively traded options of its common stock and determined that historical volatility utilized to estimate the expected volatility did not differ significantly from the implied volatility.
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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of March 31, 2011, and changes during the three months then ended, were as follows (in thousands, except share and per share data):

			Weighted -
		Weighted -	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value as of
	Shares	Price	Term	March 31, 2011
Outstanding at December 31, 2010	7,834,332	$32.08
Granted	1,329,000	37.96
Exercised	(595,431)	30.44
Forfeited and cancelled	(64,508)	34.84

Outstanding at March 31, 2011	8,503,393	$33.10	6.1 years	$59,253

Exercisable at March 31, 2011	5,794,134	$32.74	4.6 years	$42,636

     The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2011 and 2010 was $10.34 and $8.47, respectively. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($39.99) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on March 31, 2011. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2011 and 2010 was $5.9 million and $9.7 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.
     The Company has also awarded restricted stock under the 2000 Plan and the 2009 Plan to its directors and employees of certain subsidiaries. The restrictions on these shares generally lapse in one-third increments on each of the first three anniversaries of the award date. Certain of the restricted stock awards granted to the Company’s senior executives contain a performance objective that must be met in addition to any vesting requirements. If the performance objective is not attained, the awards will be forfeited in their entirety. Once the performance objective has been attained, restrictions will lapse in one-third increments on each of the first three anniversaries of the award date. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions will lapse earlier in the event of death, disability or termination of employment by the Company for any reason other than for cause of the holder of the restricted stock, or change in control of the Company. Restricted stock awards subject to performance standards are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of March 31, 2011, and changes during the three months then ended, were as follows:

		Weighted -
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2010	2,125,291	$27.92
Granted	1,084,949	37.96
Vested	(962,662)	27.27
Forfeited	—	—

Unvested at March 31, 2011	2,247,578	33.04

     On February 25, 2009, under the 2000 Plan, each of the Company’s outside directors received a grant of shares of phantom stock equal in value to approximately $130,000 divided by the closing price of the Company’s common stock on that date ($18.18), or 7,151 shares per director (a total of 42,906 shares of phantom stock). Pursuant to a March 24, 2009 amendment to the 2000 Plan, future grants of this type will be denominated as “restricted stock unit” awards. On May 19, 2009, the newly elected outside director received a grant of 7,151 restricted stock units under the 2000 Plan, having a value at the time of $180,706 based upon the closing price of the Company’s common stock on that date of $25.27. On February 24, 2010, six of the Company’s seven outside directors each received a grant of 4,130 restricted stock units under the 2000 Plan, having a value at the time of approximately $140,000 based upon the closing price of the Company’s common stock on that date of $33.90. One outside director, who did not stand for reelection in 2010, did not receive a grant on February 24, 2010. On February 23, 2011, each of the Company’s six outside directors received a grant of 3,688 restricted stock units under the 2009 Plan, having a value at the time of approximately $140,000 based upon the closing price of the Company’s common stock on that date of $37.96. Vesting of these shares of phantom stock and restricted stock units occurs in one-third increments on each of the first three anniversaries of the award date. During the three months ended March 31, 2011, 20,176 shares vested at a weighted-average grant date fair value of $24.61. None of these grants were canceled during the three months ended March 31, 2011. As of March 31, 2011, there were 55,340 shares of phantom stock and restricted stock units unvested at a weighted-average grant date fair value of $31.39.
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

	Three Months Ended
	March 31,
	2011	2010
Directors’ fees earned and deferred into plan	$55	$45

Share equivalent units	1,375	1,219

     At March 31, 2011, a total of 20,176 share equivalent units were deferred in the plan with an aggregate fair value of $0.8 million, based on the closing market price of the Company’s common stock at March 31, 2011 of $39.99.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
3. COST OF REVENUE
     Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office, which were $41.7 million and $37.8 million for the three months ended March 31, 2011 and 2010, respectively. Included in these amounts is stock-based compensation expense of $9.9 million and $9.8 million for the three months ended March 31, 2011 and 2010, respectively.
4. USE OF ESTIMATES
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.
5. ACQUISITIONS AND DIVESTITURES
  Acquisitions
     Effective October 1, 2010, one or more subsidiaries of the Company completed the acquisition of Forum Health based in Youngstown, Ohio, a healthcare system of two acute care hospitals, a rehabilitation hospital and other healthcare providers. This healthcare system includes Northside Medical Center (355 licensed beds) located in Youngstown, Ohio, and Trumbull Memorial Hospital (311 licensed beds) located in Warren, Ohio. This healthcare system also includes Hillside Rehabilitation Hospital (69 licensed beds) located in Warren, Ohio, as well as several outpatient clinics and other ancillary facilities. The total cash consideration paid for fixed assets and working capital was approximately $93.4 million and $27.8 million, respectively, with additional consideration of $40.3 million assumed in liabilities, for a total consideration of $161.5 million. This acquisition transaction was accounted for as a purchase business combination. Based upon the Company’s final purchase price allocation relating to this acquisition as of March 31, 2011, approximately $8.1 million of goodwill has been recorded.
     Effective October 1, 2010, one or more subsidiaries of the Company completed the acquisition of Bluefield Regional Medical Center (240 licensed beds) located in Bluefield, West Virginia. The total cash consideration paid for fixed assets was approximately $35.4 million, with additional consideration of $8.9 million assumed in liabilities as well as a credit applied at closing of $1.8 million for negative acquired working capital, for a total consideration of $42.5 million. This acquisition transaction was accounted for as a purchase business combination. Based upon the Company’s final purchase price allocation relating to this acquisition as of March 31, 2011, approximately $2.4 million of goodwill has been recorded.
     Effective July 7, 2010, one or more subsidiaries of the Company completed the acquisition of Marion Regional Healthcare System located in Marion, South Carolina. This healthcare system includes Marion Regional Hospital (124 licensed beds), an acute care hospital, along with a related skilled nursing facility and other ancillary services. The total cash consideration paid for fixed assets and working capital was approximately $18.6 million and $5.8 million, respectively, with additional consideration of $3.9 million assumed in liabilities, for a total consideration of $28.3 million. This acquisition transaction was accounted for as a purchase business combination. Based upon the Company’s final purchase price allocation relating to this acquisition as of March 31, 2011, no goodwill has been recorded.
     Additionally, during the three months ended March 31, 2011, the Company paid approximately $44.7 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by its hospitals. In connection with these acquisitions, the Company allocated approximately $9.9 million of the consideration paid to property and equipment, $3.0 million to net working capital, $1.5 million to other intangible assets, and the remainder, approximately $30.3 million consisting of intangible assets that do not qualify for separate recognition, was allocated to goodwill. These acquisition transactions were accounted for as purchase business combinations.
     Approximately $3.3 million and $0.6 million of acquisition costs related to prospective and closed acquisitions were expensed during the three months ended March 31, 2011 and 2010, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
  Discontinued Operations
     Effective February 1, 2011, the Company sold Willamette Community Medical Group, which is a physician clinic operating as Oregon Medical Group (“OMG”), located in Springfield, Oregon, with a carrying amount of net assets, including an allocation of reporting unit goodwill, of $19.7 million to Oregon Healthcare Resources, LLC, for $14.6 million in cash.
     In March 2011, the Company made the decision to sell one of its hospitals. Accordingly, this hospital has been classified as held for sale as of March 31, 2011.
     The Company has classified the results of operations for OMG and one hospital held for sale as discontinued operations in the accompanying condensed consolidated statements of income for the three months ended March 31, 2011 and 2010.
     Net operating revenues and loss from discontinued operations for the respective periods are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net operating revenues	$20,794	$35,215

Loss from operations of entities sold and held for sale before income taxes	(1,900)	(2,330)
Impairment of long-lived assets of hospital held for sale	(13,095)	—
Loss on sale	(5,061)	—

Loss from discontinued operations, before taxes	(20,056)	(2,330)
Benefit from income taxes	7,240	841

Loss from discontinued operations, net of taxes	$(12,816)	$(1,489)

     Interest expense was allocated to discontinued operations based on sale proceeds available for debt repayment.
     The long-lived assets as of December 31, 2010 of the physician clinic and hospital classified as held for sale during the three months ended March 31, 2011 totaled approximately $23.5 million, and are included in the accompanying condensed consolidated balance sheet in other assets, net.
     The long-lived assets of the hospital held for sale, net of impairment as of March 31, 2011 are included in the accompanying condensed consolidated balance sheet in other assets, net.
6. INCOME TAXES
     The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $7.2 million as of March 31, 2011. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income as income tax expense. During the three months ended March 31, 2011, the Company decreased liabilities by $0.2 million and increased interest and penalties by approximately $0.1 million. A total of approximately $1.4 million of interest and penalties is included in the amount of the liability for uncertain tax positions at March 31, 2011.
     The Company believes that it is reasonably possible that approximately $2.3 million of its current unrecognized tax benefit may be recognized within the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities.
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
     Cash paid for income taxes, net of refunds received, resulted in a net cash refund of $0.7 million for the three months ended March 31, 2011 and net cash paid of $0.9 million for the three months ended March 31, 2010.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill for the three months ended March 31, 2011, are as follows (in thousands):

Balance as of December 31, 2010 (as previously reported)	$4,199,905
Goodwill allocated to disposal and hospital held for sale	(4,616)

Balance as of December 31, 2010 (as adjusted)	4,195,289
Goodwill acquired as part of acquisitions during 2011	30,532
Consideration adjustments and purchase price allocation adjustments for prior year’s acquisitions	(53)

Balance as of March 31, 2011	$4,225,768

     Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments meet the criteria to be classified as reporting units. At March 31, 2011, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $4.2 billion, $35.9 million and $33.3 million, respectively, of goodwill.
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
     The gross carrying amount of the Company’s other intangible assets subject to amortization was $62.3 million at March 31, 2011 and $60.5 million at December 31, 2010, and the net carrying amount was $36.1 million at both March 31, 2011 and December 31, 2010. The carrying amount of the Company’s other intangible assets not subject to amortization was $44.8 million and $44.4 million at March 31, 2011 and December 31, 2010, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.
     The weighted-average amortization period for the intangible assets subject to amortization is approximately nine years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $1.9 million and $3.3 million during the three months ended March 31, 2011 and 2010, respectively. Amortization expense on intangible assets is estimated to be $6.1 million for the remainder of 2011, $6.8 million in 2012, $4.7 million in 2013, $2.9 million in 2014, $2.5 million in 2015 and $13.1 million in 2016 and thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The gross carrying amount of capitalized software for internal use was approximately $383.4 million and $356.5 million at March 31, 2011 and December 31, 2010, respectively, and the net carrying amount considering accumulated amortization was approximately $217.9 million and $209.4 million at March 31, 2011 and December 31, 2010, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight years. There is no expected residual value for capitalized internal-use software. At March 31, 2011, there was approximately $64.3 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $17.9 million and $9.1 million during the three months ended March 31, 2011 and 2010, respectively. Amortization expense on capitalized internal-use software is estimated to be $60.1 million for the remainder of 2011, $69.0 million in 2012, $33.4 million in 2013, $15.0 million in 2014, $14.6 million in 2015 and $25.8 million in 2016 and thereafter.
8. EARNINGS PER SHARE
     The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income from continuing operations, discontinued operations and net income attributable to Community Health Systems, Inc. common stockholders (in thousands, except share data):

	Three Months Ended
	March 31,
	2011	2010
Numerator:
Income from continuing operations, net of taxes	$91,141	$86,485
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	17,001	14,989

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$74,140	$71,496

Loss from discontinued operations, net of taxes	$(12,816)	$(1,489)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	—	—

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(12,816)	$(1,489)

Denominator:
Weighted-average number of shares outstanding — basic	91,008,405	91,615,275

Effect of dilutive securities:
Restricted stock awards	253,866	324,389
Employee stock options	865,691	879,305
Other equity based awards	8,857	17,482

Weighted-average number of shares outstanding — diluted	92,136,819	92,836,451

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options	4,395,292	5,360,231

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
9. STOCKHOLDERS’ EQUITY
     Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of March 31, 2011, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.
     On September 15, 2010, the Company commenced a new open market repurchase program for up to 4,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. This program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased or when the maximum dollar amount has been expended. During the three months ended March 31, 2011, the Company did not repurchase any shares under this program. The cumulative number of shares that have been repurchased and retired under this program through March 31, 2011 is 451,272 shares at a weighted-average price of $30.81 per share.
     On December 9, 2009, the Company commenced the predecessor open market repurchase program for up to 3,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. This program concluded in September 2010 when purchases approximately totaled the permitted maximum dollar amount. During the three months ended March 31, 2010, the Company did not repurchase any shares under this program. During the year ended December 31, 2010, the Company repurchased and retired 2,964,528 shares, which is the cumulative number of shares that were repurchased under this program, at a weighted-average price of $33.69 per share.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the three-month period ended March 31, 2011 (in thousands):

		Community Health Systems, Inc. Stockholders
					Accumulated
	Redeemable		Additional		Other			Total
	Noncontrolling	Common	Paid-in	Treasury	Comprehensive	Retained	Noncontrolling	Stockholders’
	Interests	Stock	Capital	Stock	Income (Loss)	Earnings	Interests	Equity
Balance, December 31, 2010	$387,472	$936	$1,126,751	$(6,678)	$(230,927)	$1,299,382	$60,913	$2,250,377
Comprehensive income:
Net income	11,656	—	—	—	—	61,324	5,345	66,669
Net change in fair value of interest rate swaps	—	—	—	—	36,446	—	—	36,446
Net change in fair value of available-for-sale securities	—	—	—	—	1,069	—	—	1,069
Amortization and recognition of unrecognized pension cost components	—	—	—	—	772	—	—	772

Total comprehensive income	11,656	—	—	—	38,287	61,324	5,345	104,956
Distributions to noncontrolling interests, net of contributions	(8,903)	—	—	—	—	—	(5,567)	(5,567)
Purchase of subsidiary shares from noncontrolling interests	(225)	—	—	—	—	—	—	—
Other reclassifications of noncontrolling interests	(1,971)	—	—	—	—	—	253	253
Adjustment to redemption value of redeemable noncontrolling interests	(2,591)	—	2,591	—	—	—	—	2,591
Issuance of common stock in connection with the exercise of stock options	—	6	18,125	—	—	—	—	18,131
Cancellation of restricted stock for tax withholdings on vested shares	—	(3)	(13,058)	—	—	—	—	(13,061)
Excess tax benefit from exercise of stock options	—	—	4,675	—	—	—	—	4,675
Share-based compensation	—	10	9,918	—	—	—	—	9,928

Balance, March 31, 2011	$385,438	$949	$1,149,002	$(6,678)	$(192,640)	$1,360,706	$60,944	$2,372,283

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
10. COMPREHENSIVE INCOME
     The following table presents the components of comprehensive income, net of related taxes (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Net income	$78,325	$84,996
Net change in fair value of interest rate swaps	36,446	(11,357)
Net change in fair value of available-for-sale securities	1,069	155
Amortization and recognition of unrecognized pension cost components	772	4,475

Comprehensive income	116,612	78,269
Less: Comprehensive income attributable to noncontrolling interests	17,001	14,989

Comprehensive income attributable to Community Health Systems, Inc.	$99,611	$63,280

     The net change in fair value of the interest rate swaps, the net change in fair value of available-for-sale securities and the amortization and recognition of unrecognized pension cost components are included in accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets.
11. EQUITY INVESTMENTS
     As of March 31, 2011, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia, in which HCA Inc. owns the majority interest.
     Summarized combined financial information for the three months ended March 31, 2011 and 2010, for these unconsolidated entities in which the Company owns an equity interest is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues	$372,591	$357,478
Operating costs and expenses	317,987	324,520
Income from continuing operations before taxes	54,584	32,932
     The summarized financial information for the three months ended March 31, 2011 and 2010 was derived from the unaudited financial information provided to the Company by those unconsolidated entities.
     The Company’s investment in all of its unconsolidated affiliates was $425.8 million and $409.5 million at March 31, 2011 and December 31, 2010, respectively, and is included in other assets, net in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $18.1 million and $12.6 million for the three months ended March 31, 2011 and 2010, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
12. LONG-TERM DEBT
  Credit Facility and Notes
     In connection with the consummation of the acquisition of Triad in July 2007, the Company’s wholly-owned subsidiary CHS/Community Health Systems, Inc. (“CHS”) obtained approximately $7.2 billion of senior secured financing under a new credit facility (the “Credit Facility”) with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent, and issued approximately $3.0 billion aggregate principal amount of 8.875% senior notes due 2015 (the “Notes”). The Company used the net proceeds of $3.0 billion from the Notes offering and the net proceeds of approximately $6.1 billion of term loans under the Credit Facility to acquire the outstanding shares of Triad, to refinance certain of Triad’s indebtedness and the Company’s indebtedness, to complete certain related transactions, to pay certain costs and expenses of the transactions and for general corporate uses. Specifically, the Company repaid its outstanding debt under the previously outstanding credit facility, the 6.50% senior subordinated notes due 2012 and certain of Triad’s existing indebtedness.
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
     As of March 31, 2011, the availability for additional borrowings under the Credit Facility was $750 million pursuant to the revolving credit facility, of which $81.9 million was set aside for outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion, which CHS has not yet accessed. CHS also has the ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) under the Credit Facility, which has not yet been accessed. As of March 31, 2011, the weighted-average interest rate under the Credit Facility, excluding swaps, was 3.3%.
     The Company paid interest of $226.1 million and $220.2 million on borrowings during the three months ended March 31, 2011 and 2010, respectively.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The fair value of financial instruments has been estimated by the Company using available market information as of March 31, 2011 and December 31, 2010, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$270,716	$270,716	$299,169	$299,169
Available-for-sale securities	32,733	32,733	31,570	31,570
Trading securities	39,052	39,052	35,092	35,092
Liabilities:
Credit Facility	5,986,789	5,945,598	5,999,337	5,882,124
Senior notes	2,784,331	2,930,508	2,784,331	2,923,548
Other debt	39,656	39,656	36,122	36,122
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
     Credit Facility. Estimated fair value is based on information from the Company’s bankers regarding relevant pricing for trading activity among the Company’s lending institutions.
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
     The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the three months ended March 31, 2011 and 2010, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at March 31, 2011, each swap agreement entered into by the Company was in a net liability position so that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Interest rate swaps consisted of the following at March 31, 2011:

	Notional
	Amount	Fixed Interest	Termination	Fair Value
Swap #	(in 000’s)	Rate	Date	(in 000’s)
1	$300,000	5.1140%	August 8, 2011	$5,095
2	100,000	4.7185%	August 19, 2011	1,682
3	100,000	4.7040%	August 19, 2011	1,689
4	100,000	4.6250%	August 19, 2011	1,646
5	200,000	4.9300%	August 30, 2011	3,790
6	200,000	3.0920%	September 18, 2011	2,527
7	100,000	3.0230%	October 23, 2011	1,444
8	200,000	4.4815%	October 26, 2011	4,599
9	200,000	4.0840%	December 3, 2011	4,815
10	100,000	3.8470%	January 4, 2012	2,477
11	100,000	3.8510%	January 4, 2012	2,490
12	100,000	3.8560%	January 4, 2012	2,493
13	200,000	3.7260%	January 8, 2012	4,859
14	200,000	3.5065%	January 16, 2012	4,601
15	250,000	5.0185%	May 30, 2012	12,306
16	150,000	5.0250%	May 30, 2012	7,395
17	200,000	4.6845%	September 11, 2012	11,056
18	100,000	3.3520%	October 23, 2012	3,846
19	125,000	4.3745%	November 23, 2012	6,793
20	75,000	4.3800%	November 23, 2012	4,278
21	150,000	5.0200%	November 30, 2012	10,260
22	200,000	2.2420%	February 28, 2013	4,867
23	100,000	5.0230%	May 30, 2013	8,478
24	300,000	5.2420%	August 6, 2013	28,369
25	100,000	5.0380%	August 30, 2013	9,144
26	50,000	3.5860%	October 23, 2013	2,903
27	50,000	3.5240%	October 23, 2013	2,825
28	100,000	5.0500%	November 30, 2013	9,729
29	200,000	2.0700%	December 19, 2013	3,697
30	100,000	5.2310%	July 25, 2014	11,507
31	100,000	5.2310%	July 25, 2014	11,507
32	200,000	5.1600%	July 25, 2014	22,554
33	75,000	5.0405%	July 25, 2014	8,158
34	125,000	5.0215%	July 25, 2014	13,519
35	100,000	2.6210%	July 25, 2014	3,046
36	100,000	3.1100%	July 25, 2014	4,636
37	100,000	3.2580%	July 25, 2014	5,116
38	200,000	2.6930%	October 26, 2014	3,680	(1)
39	300,000	3.4470%	August 8, 2016	10,636	(2)
40	200,000	3.4285%	August 19, 2016	6,666	(3)
41	100,000	3.4010%	August 19, 2016	3,203	(4)
42	200,000	3.5000%	August 30, 2016	7,142	(5)
43	100,000	3.0050%	November 30, 2016	1,967

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(1)	This interest rate swap becomes effective October 26, 2011, concurrent with the termination of swap #8.

(2)	This interest rate swap becomes effective August 8, 2011, concurrent with the termination of swap #1.

(3)	This interest rate swap becomes effective August 19, 2011, concurrent with the termination of swap #2 and #4.

(4)	This interest rate swap becomes effective August 19, 2011, concurrent with the termination of swap #3.

(5)	This interest rate swap becomes effective August 30, 2011, concurrent with the termination of swap #5.
     The Company is exposed to certain risks relating to its ongoing business operations. The risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate fluctuation risk associated with the term loans in the Credit Facility. Companies are required to recognize all derivative instruments as either assets or liabilities at fair value in the condensed consolidated balance sheet. The Company designates its interest rate swaps as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income (“OCI”) and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.
     Assuming no change in March 31, 2011 interest rates, approximately $189.3 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.
     The following tabular disclosure provides the amount of pre-tax gain (loss) recognized in the condensed consolidated balance sheets as a component of OCI during the three months ended March 31, 2011 and 2010 (in thousands):

Derivatives in Cash Flow Hedging	Amount of Pre-Tax Gain (Loss) Recognized in OCI
Relationships	on Derivative (Effective Portion)
	Three Months Ended March 31,
	2011	2010
Interest rate swaps	$4,113	$(70,908)
     The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of income during the three months ended March 31, 2011 and 2010 (in thousands):

Location of Loss Reclassified from
AOCL into Income (Effective	Amount of Pre-Tax Loss Reclassified from AOCL
Portion)	into Income (Effective Portion)
	Three Months Ended March 31,
	2011	2010
Interest expense, net	$(52,923)	$(53,164)
     The fair values of derivative instruments in the condensed consolidated balance sheets as of March 31, 2011 and December 31, 2010 were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2011		December 31, 2010		March 31, 2011		December 31, 2010
	Balance		Balance		Balance		Balance
	Sheet		Sheet		Sheet		Sheet
	Location	Fair Value	Location	Fair Value	Location	Fair Value	Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$—	Other assets, net	$—	Other long-term liabilities	$283,490	Other long-term liabilities	$340,526

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
     The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2011 and December 31, 2010 (in thousands):

	March 31,
	2011	Level 1	Level 2	Level 3
Available-for-sale securities	$32,733	$32,733	$—	$—
Trading securities	39,052	39,052	—	—

Total assets	$71,785	$71,785	$—	$—

Fair value of interest rate swap agreements	$283,490	$—	$283,490	$—

Total liabilities	$283,490	$—	$283,490	$—

	December 31,
	2010	Level 1	Level 2	Level 3
Available-for-sale securities	$31,570	$31,570	$—	$—
Trading securities	35,092	35,092	—	—

Total assets	$66,662	$66,662	$—	$—

Fair value of interest rate swap agreements	$340,526	$—	$340,526	$—

Total liabilities	$340,526	$—	$340,526	$—

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
     The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at March 31, 2011 resulted in a decrease in the fair value of the related liability of $13.2 million and an after-tax adjustment of $8.4 million to OCI. The CVA on the Company’s interest rate swap agreements at December 31, 2010 resulted in a decrease in the fair value of the related liability of $3.9 million and an after-tax adjustment of $2.5 million to OCI.
     The majority of the inputs used to value its interest rate swap agreements, including the forward interest rate curves and market perceptions of the Company’s credit risk used in the CVAs, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuations are classified in Level 2 of the fair value hierarchy.
15. RECENT ACCOUNTING PRONOUNCEMENTS
     In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-24, which provides clarification to companies in the healthcare industry on the accounting for professional liability insurance. This ASU states that receivables related to insurance recoveries should not be netted against the related claim liability and such claim liabilities should be determined without considering insurance recoveries. This ASU is effective for fiscal years beginning after December 15, 2010 and was adopted by the Company on January 1, 2011. The adoption of this ASU had an immaterial impact to the condensed consolidated balance sheet at March 31, 2011 and no impact to the condensed consolidated statement of income for the three months ended March 31, 2011.
     In August 2010, the FASB issued ASU 2010-23, which requires a company in the healthcare industry to use its direct and indirect costs of providing charity care as the measurement basis for charity care disclosures. This ASU also requires additional disclosures of the method used to determine such costs. The Company adopted this ASU on January 1, 2011. In the ordinary course of business, the Company renders services to patients who are financially unable to pay for hospital care. Included in the provision for contractual allowances is the value (at the Company’s standard charges) of these services to patients who are unable to pay that is eliminated from net operating revenues when it is determined they qualify under the Company’s charity care policy. The estimated cost incurred by the Company to provide these services to patients who are unable to pay was approximately $30.7 million and $26.2 million for the three months ended March 31, 2011 and 2010, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period. Gross charges associated with providing care to charity patients includes only the related charges for those patients who are financially unable to pay and qualify under the Company’s charity care policy and that do not otherwise qualify for reimbursement from a governmental program.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
16. SEGMENT INFORMATION
     The Company operates in three distinct operating segments, represented by hospital operations (which includes its general acute care hospitals and related healthcare entities that provide inpatient and outpatient healthcare services), home care agency operations (which provide in-home outpatient care), and hospital management services (which provides executive management and consulting services to non-affiliated acute care hospitals). Only the hospital operations segment meets the criteria as a separate reportable segment. The financial information for the home care agencies and hospital management services segments do not meet the quantitative thresholds for a separate identifiable reportable segment and are combined into the corporate and all other reportable segment.
     The distribution between reportable segments of the Company’s revenues and income from continuing operations before income taxes is summarized in the following tables (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Revenues:
Hospital operations	$3,335,758	$3,057,335
Corporate and all other	69,584	68,172

Total	$3,405,342	$3,125,507

Income from continuing operations before income taxes:
Hospital operations	$177,339	$162,865
Corporate and all other	(42,416)	(35,391)

Total	$134,923	$127,474

17. CONTINGENCIES
     The Company is a party to various legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations. With respect to all litigation matters, the Company considers the likelihood of a negative outcome. If the Company determines the likelihood of a negative outcome is probable and the amount of the loss can be reasonably estimated, the Company records an estimated loss for the expected outcome of the litigation. If the likelihood of a negative outcome is reasonably possible and the Company is able to determine an estimate of the possible loss or a range of loss, the Company discloses that fact together with the estimate of the possible loss or range of loss. However, it is difficult to predict the outcome or estimate a possible loss or range of loss in some instances because litigation is subject to significant uncertainties. For all of the legal matters below, the Company believes that a negative outcome is reasonably possible, but the Company is unable to determine an estimate of the possible loss or a range of loss.
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
18. SUBSEQUENT EVENTS
     The Company evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the condensed consolidated financial statements.
     On April 8, 2011, the Company received a document subpoena, dated March 31, 2011, from the U.S. Department of Health and Human Services, Office of Inspector General (the “OIG”), in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena, issued from the OIG’s Chicago, Illinois office, requested documents from all of the Company’s hospitals and appears to concern emergency department processes and procedures, including the Company’s hospitals’ use of the Pro-MED Clinical Information System, which is a third-party software system that assists with the management of patient care and provides operational support and data collection for emergency department management and has the ability to track discharge, transfer and admission recommendations of emergency department physicians. The subpoena also requests other information about the Company’s relationships with emergency department physicians, including financial arrangements. The subpoena’s requests are very similar to those contained in the Civil Investigative Demands received by the Company’s Texas hospitals from the Office of the Attorney General of the State of Texas on November 15, 2010.
     On April 11, 2011, Tenet Healthcare Corporation (“Tenet”) filed suit against the Company, Wayne T. Smith and W. Larry Cash in the U.S. District Court for the Northern District of Texas. The suit alleges the Company committed violations of certain federal securities laws by making certain statements in various proxy materials filed with the SEC in connection with the Company’s offer to purchase Tenet. Tenet alleges that the Company engaged in a practice to under-utilize observation status and over-utilize inpatient admission status and asserts that by doing so, the Company created undisclosed financial and legal liability to federal, state and private payors. The suit seeks declaratory and injunctive relief and Tenet’s costs. On April 19, 2011, the Company filed a motion to dismiss the complaint. Until the court rules on the motion to dismiss, the Company and other defendants are not required to file a formal answer to the complaint, however, on April 28, 2011, the Company responded to the allegations during its earnings release conference call as discussed in the Company’s Form 8-K furnished on April 28, 2011. The Company will continue to vigorously defend this suit.
     On April 18, 2011, the Company announced that it has offered $6.00 per share in cash to acquire all outstanding shares of Tenet. The offer was made in a letter to Tenet’s Board of Directors on April 18, 2011, and rejected by Tenet on April 22, 2011. On December 9, 2010, the Company made public its previous offer to acquire all outstanding shares of Tenet for $6.00 per share, including $5.00 per share in cash and $1.00 per share in the Company’s common stock, which represented a premium of 40 percent over Tenet’s closing stock price on December 9, 2010. The offer was made in a letter to Tenet’s Board of Directors on November 12, 2010, and rejected by Tenet on December 6, 2010. On December 20, 2010, the Company announced its intention to nominate director nominees for election to Tenet’s Board of Directors at Tenet’s 2011 Annual Meeting of Stockholders, and on January 14, 2011, a full slate of 10 independent director nominees was nominated. All 10 positions on Tenet’s Board are up for election at its 2011 annual meeting, which has been delayed until November 3, 2011.
      On April 22, 2011, a joint motion was filed by the relator and the U.S. Department of Justice in the case styled United States ex rel. and Reuille vs. Community Health Systems Professional Services Corporation and Lutheran Musculoskeletal Center, LLC d/b/a Lutheran Hospital, in the United States District Court for the Northern District of Indiana, Fort Wayne Division. The lawsuit was originally filed under seal on January 7, 2009. The suit is brought under the False Claims Act and alleges that Lutheran Hospital of Indiana billed the Medicare program for (a) false 23 hour observation after outpatient surgeries and procedures, and (b) intentional assignment of inpatient status to one-day stays for cases that do not meet Medicare criteria for inpatient intensity of service or severity of illness. The relator had worked in the case management department of Lutheran Hospital of Indiana but was reassigned to another department in the fall of 2006. This facility was acquired by the Company as part of the July 25, 2007 merger transaction with Triad. The complaint also includes allegations of age discrimination in Ms. Reuille’s 2006 reassignment and retaliation in connection with her resignation on October 1, 2008. The Company had cooperated fully with the government in its investigation of this matter, but had been unaware of the exact nature of the allegations in the complaint. On December 27, 2010, the government filed a notice that it declined to intervene in this suit. The current motion contains additional information about how the government intends to proceed with an investigation regarding “allegations of improper billing for inpatient care at other hospitals associated with Community Health Systems, Inc. . . . asserted in other qui tam complaints in other jurisdictions.” The motion states that the Department of Justice has now “consolidated its investigations” of the Company and other related entities and that “the Civil Division of the Department of Justice, multiple United States Attorneys’ offices, and the Office of Inspector General for the Department of Health and Human Services (the “HHS”) are now closely coordinating their investigation of these overlapping allegations. The Attorney General of Texas has initiated an investigation; the United States intends to work cooperatively with Texas and any other States investigating these allegations.” The motion also states that the Office of Audit Services for the Office of Investigations for HHS has been engaged to conduct a national audit of certain of the Company’s Medicare claims. The government confirmed that it considers the allegations made in the complaint styled Tenet Healthcare Corporation vs. Community Health Systems, Inc., et al. filed in the United States District Court for the Northern District of Texas, Dallas Division on April 11, 2011 to be related to the allegations in the qui tam and to what the government is now describing as a consolidated investigation. Because qui tam suits are filed “under seal,” no one but the relator and the government knows that the suit has been filed or what allegations are being made by the relator on behalf of the government. Initially, the government has 60 days to make a determination about whether to intervene in a case and to act as the plaintiff or to decline to intervene and allow the relator to act as the plaintiff in the suit, but extensions of time are frequently granted to allow the government additional time to investigate the allegations. Even if, in the course of an investigation, the court partially unseals a complaint to allow the government and a defendant to work to a resolution of the complaint’s allegations, the defendant is prohibited from revealing to anyone even that the partial unsealing has occurred. As the investigation proceeds, the Company may learn of additional qui tam suits filed against the Company or its affiliated hospitals or related entities, or that contact letters, document requests, or medical record requests the Company has received in the past from various governmental agencies are generated from qui tam cases filed under seal. The motion filed on April 22, 2011 concludes by requesting a stay of the litigation in the Reuille case for 180 days, and on April 25, 2011, the court granted the motion. The Company’s management company subsidiary, Community Health Systems Professional Services Corporation, the defendant in the Reuille case, consented to the request for the stay. The Company is cooperating fully with the government in its investigations and is currently unable to predict the outcome of these investigations.

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
     From time to time, the Company sells and/or repurchases noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods are restated to reflect the status of guarantors or non-guarantors as of March 31, 2011.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Balance Sheet
March 31, 2011

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$239,156	$31,560	$—	$270,716
Patient accounts receivable, net of allowance for doubtful accounts	—	—	984,020	782,102	—	1,766,122
Supplies	—	—	197,963	131,312	—	329,275
Deferred income taxes	115,819	—	—	—	—	115,819
Prepaid expenses and taxes	65,030	66	87,263	25,157	—	177,516
Other current assets	—	1	122,258	54,286	—	176,545

Total current assets	180,849	67	1,630,660	1,024,417	—	2,835,993

Intercompany receivable	1,154,688	9,403,219	1,464,886	1,565,933	(13,588,726)	—

Property and equipment, net	—	—	3,959,406	2,487,011	—	6,446,417

Goodwill	—	—	2,381,122	1,844,646	—	4,225,768

Other assets, net of accumulated amortization	—	124,628	472,653	612,820	—	1,210,101

Net investment in subsidiaries	1,609,673	5,533,091	2,179,643	—	(9,322,407)	—

Total assets	$2,945,210	$15,061,005	$12,088,370	$7,534,827	$(22,911,133)	$14,718,279

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$49,874	$14,634	$1,444	$—	$65,952
Accounts payable	—	—	448,418	99,265	—	547,683
Deferred income taxes	8,882	—	—	—	—	8,882
Accrued interest	—	84,385	115	2	—	84,502
Accrued liabilities	7,580	567	568,799	321,864	—	898,810

Total current liabilities	16,462	134,826	1,031,966	422,575	—	1,605,829

Long-term debt	—	8,722,005	44,060	28,081	—	8,794,146

Intercompany payable	—	4,311,012	8,717,061	6,056,381	(19,084,454)	—

Deferred income taxes	608,177	—	—	—	—	608,177

Other long-term liabilities	9,232	283,490	379,462	280,222	—	952,406

Total liabilities	633,871	13,451,333	10,172,549	6,787,259	(19,084,454)	11,960,558

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	—	385,438	—	385,438

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	949	—	1	2	(3)	949
Additional paid-in capital	1,149,002	663,251	709,125	110,836	(1,483,212)	1,149,002
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive (loss) income	(192,640)	(192,640)	(11,149)	—	203,789	(192,640)
Retained earnings	1,360,706	1,139,061	1,217,844	190,348	(2,547,253)	1,360,706

Total Community Health Systems, Inc. stockholders’ equity	2,311,339	1,609,672	1,915,821	301,186	(3,826,679)	2,311,339
Noncontrolling interests in equity of consolidated subsidiaries	—	—	—	60,944	—	60,944

Total equity	2,311,339	1,609,672	1,915,821	362,130	(3,826,679)	2,372,283

Total liabilities and equity	$2,945,210	$15,061,005	$12,088,370	$7,534,827	$(22,911,133)	$14,718,279

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Balance Sheet
December 31, 2010

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$212,035	$87,134	$—	$299,169
Patient accounts receivable, net of allowance for doubtful accounts	—	—	971,220	743,322	—	1,714,542
Supplies	—	—	196,957	132,157	—	329,114
Deferred income taxes	115,819	—	—	—	—	115,819
Prepaid expenses and taxes	118,464	116	89,172	11,466	—	219,218
Other current assets	—	41	138,923	54,367	—	193,331

Total current assets	234,283	157	1,608,307	1,028,446	—	2,871,193

Intercompany receivable	1,079,295	9,002,158	1,146,838	1,484,130	(12,712,421)	—

Property and equipment, net	—	—	3,935,523	2,503,036	—	6,438,559

Goodwill	—	—	2,375,371	1,819,918	—	4,195,289

Other assets, net of accumulated amortization	—	131,352	460,476	601,254	—	1,193,082

Net investment in subsidiaries	1,510,062	5,316,212	2,061,042	—	(8,887,316)	—

Total assets	$2,823,640	$14,449,879	$11,587,557	$7,436,784	$(21,599,737)	$14,698,123

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$49,953	$11,063	$2,123	$—	$63,139
Accounts payable	—	—	362,154	164,184	—	526,338
Deferred income taxes	8,882	—	—	—	—	8,882
Accrued interest	—	146,297	116	2	—	146,415
Accrued liabilities	7,595	567	569,991	319,113	—	897,266

Total current liabilities	16,477	196,817	943,324	485,422	—	1,642,040

Long-term debt	—	8,734,473	44,819	29,090	—	8,808,382

Intercompany payable	—	3,668,003	8,384,585	5,913,971	(17,966,559)	—

Deferred income taxes	608,177	—	—	—	—	608,177

Other long-term liabilities	9,522	340,526	372,693	278,934	—	1,001,675

Total liabilities	634,176	12,939,819	9,745,421	6,707,417	(17,966,559)	12,060,274

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	—	387,472	—	387,472

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	936	—	1	2	(3)	936
Additional paid-in capital	1,126,751	640,683	682,686	103,401	(1,426,770)	1,126,751
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive (loss) income	(230,927)	(230,927)	(12,990)	—	243,917	(230,927)
Retained earnings	1,299,382	1,100,304	1,172,439	177,579	(2,450,322)	1,299,382

Total Community Health Systems, Inc. stockholders’ equity	2,189,464	1,510,060	1,842,136	280,982	(3,633,178)	2,189,464
Noncontrolling interests in equity of consolidated subsidiaries	—	—	—	60,913	—	60,913

Total equity	2,189,464	1,510,060	1,842,136	341,895	(3,633,178)	2,250,377

Total liabilities and equity	$2,823,640	$14,449,879	$11,587,557	$7,436,784	$(21,599,737)	$14,698,123

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Statement of Income
Three Months Ended March 31, 2011

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$1,939,904	$1,465,438	$—	$3,405,342

Operating costs and expenses:
Salaries and benefits	—	—	746,661	655,460	—	1,402,121
Provision for bad debts	—	—	243,783	164,088	—	407,871
Supplies	—	—	264,240	199,916	—	464,156
Other operating expenses	—	—	347,477	277,318	—	624,795
Rent	—	—	30,833	33,924	—	64,757
Depreciation and amortization	—	—	94,795	65,882	—	160,677

Total operating costs and expenses	—	—	1,727,789	1,396,588	—	3,124,377

Income from operations	—	—	212,115	68,850	—	280,965

Interest expense, net	—	28,103	121,366	14,703	—	164,172
Equity in earnings of unconsolidated affiliates	(61,324)	(73,967)	(36,211)	—	153,372	(18,130)

Income from continuing operations before income taxes	61,324	45,864	126,960	54,147	(153,372)	134,923
Provision for (benefit from) income taxes	—	(15,460)	45,832	13,410	—	43,782

Income from continuing operations	61,324	61,324	81,128	40,737	(153,372)	91,141
Discontinued operations, net of taxes:
Loss from operations of entities sold and held for sale	—	—	(916)	(298)	—	(1,214)
Impairment of long-lived assets of hospital held for sale	—	—	(8,368)	—	—	(8,368)
Loss on sale	—	—	—	(3,234)	—	(3,234)

Loss from discontinued operations	—	—	(9,284)	(3,532)	—	(12,816)

Net income	61,324	61,324	71,844	37,205	(153,372)	78,325
Less: Net income attributable to noncontrolling interests	—	—	—	17,001	—	17,001

Net income attributable to Community Health Systems, Inc.	$61,324	$61,324	$71,844	$20,204	$(153,372)	$61,324

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Statement of Income
Three Months Ended March 31, 2010

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$1,795,098	$1,330,409	$—	$3,125,507

Operating costs and expenses:
Salaries and benefits	—	—	682,601	586,973	—	1,269,574
Provision for bad debts	—	—	225,909	147,756	—	373,665
Supplies	—	—	242,542	187,055	—	429,597
Other operating expenses	—	—	306,657	260,427	—	567,084
Rent	—	—	29,697	33,938	—	63,635
Depreciation and amortization	—	—	85,419	61,287	—	146,706

Total operating costs and expenses	—	—	1,572,825	1,277,436	—	2,850,261

Income from operations	—	—	222,273	52,973	—	275,246

Interest expense, net	—	29,014	117,518	13,828	—	160,360
Equity in earnings of unconsolidated affiliates	(70,007)	(82,544)	(26,402)	—	166,365	(12,588)

Income from continuing operations before income taxes	70,007	53,530	131,157	39,145	(166,365)	127,474
Provision for (benefit from) income taxes	—	(16,477)	48,529	8,937	—	40,989

Income from continuing operations	70,007	70,007	82,628	30,208	(166,365)	86,485
Discontinued operations, net of taxes:
Loss from operations of entities sold and held for sale	—	—	(821)	(668)	—	(1,489)
Impairment of long-lived assets of hospital held for sale	—	—	—	—	—	—
Loss on sale	—	—	—	—	—	—

Loss from discontinued operations	—	—	(821)	(668)	—	(1,489)

Net income	70,007	70,007	81,807	29,540	(166,365)	84,996
Less: Net income attributable to noncontrolling interests	—	—	—	14,989	—	14,989

Net income attributable to Community Health Systems, Inc.	$70,007	$70,007	$81,807	$14,551	$(166,365)	$70,007

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2011

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(21,885)	$(83,202)	$277,942	$14,656	$—	$187,511

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(10,727)	(34,695)	—	(45,422)
Purchases of property and equipment	—	—	(64,312)	(89,563)	—	(153,875)
Proceeds from disposition of ancillary operations	—	—	—	14,583	—	14,583
Proceeds from sale of property and equipment	—	—	473	7,114	—	7,587
Increase in other non-operating assets	—	—	(36,201)	3,924	—	(32,277)

Net cash used in investing activities	—	—	(110,767)	(98,637)	—	(209,404)

Cash flows from financing activities:
Proceeds from exercise of stock options	18,125	—	—	—	—	18,125
Excess tax benefit relating to stock-based compensation	4,675	—	—	—	—	4,675
Stock buy-back	—	—	—	—	—	—
Proceeds from noncontrolling investors in joint ventures	—	—	—	863	—	863
Redemption of noncontrolling investments in joint ventures	—	—	—	(225)	—	(225)
Distributions to noncontrolling investors in joint ventures	—	—	—	(15,333)	—	(15,333)
Changes in intercompany balances with affiliates, net	(915)	95,750	(138,566)	43,731	—	—
Repayments of long-term indebtedness	—	(12,548)	(1,488)	(629)	—	(14,665)

Net cash provided by (used in) financing activities	21,885	83,202	(140,054)	28,407	—	(6,560)

Net change in cash and cash equivalents	—	—	27,121	(55,574)	—	(28,453)
Cash and cash equivalents at beginning of period	—	—	212,035	87,134	—	299,169

Cash and cash equivalents at end of period	$—	$—	$239,156	$31,560	$—	$270,716

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Statement of Cash Flows
Three Months Ended March 31, 2010

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(15,289)	$(82,693)	$282,828	$114,514	$—	$299,360

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	—	(180)	—	(180)
Purchases of property and equipment	—	—	(79,039)	(47,514)	—	(126,553)
Proceeds from disposition of ancillary operations	—	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	337	9	—	346
Increase in other non-operating assets	—	—	(17,277)	(19,714)	—	(36,991)

Net cash used in investing activities	—	—	(95,979)	(67,399)	—	(163,378)

Cash flows from financing activities:
Proceeds from exercise of stock options	24,007	—	—	—	—	24,007
Excess tax benefit relating to stock-based compensation	4,349	—	—	—	—	4,349
Stock buy-back	(40)	—	—	—	—	(40)
Proceeds from noncontrolling investors in joint ventures	—	—	—	1,255	—	1,255
Redemption of noncontrolling investments in joint ventures	—	—	—	—	—	—
Distributions to noncontrolling investors in joint ventures	—	—	—	(16,874)	—	(16,874)
Changes in intercompany balances with affiliates, net	(13,027)	93,561	(12,121)	(68,413)	—	—
Repayments of long-term indebtedness	—	(10,868)	(880)	(1,406)	—	(13,154)

Net cash provided by (used in) financing activities	15,289	82,693	(13,001)	(85,438)	—	(457)

Net change in cash and cash equivalents	—	—	173,848	(38,323)	—	135,525
Cash and cash equivalents at beginning of period	—	—	238,495	106,046	—	344,541

Cash and cash equivalents at end of period	$—	$—	$412,343	$67,723	$—	$480,066

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
Executive Overview
     We are one of the largest publicly-traded operators of hospitals in the United States. We provide healthcare services through these hospitals that we own and operate in non-urban and selected urban markets. We generate revenue primarily by providing a broad range of general hospital healthcare services to patients in the communities in which we are located. We currently own and operate 130 hospitals comprised of 126 general acute care hospitals and four stand-alone rehabilitation or psychiatric hospitals, including one hospital held for sale at March 31, 2011. In addition, we own and operate home care agencies, located primarily in markets where we also operate a hospital, and through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services.
     Our net operating revenues for the three months ended March 31, 2011 increased to approximately $3.4 billion, as compared to approximately $3.1 billion for the three months ended March 31, 2010. Income from continuing operations, before noncontrolling interests, for the three months ended March 31, 2011 increased 5.4% over the three months ended March 31, 2010 to $91.1 million compared to $86.5 million. This increase in income from continuing operations during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, is due primarily to the execution of our revenue growth initiatives at those hospitals owned throughout both periods, general rate and reimbursement increases and our effective management of operating expenses. Our successful physician recruiting efforts have also been a key driver in the execution of our operating strategies. Total inpatient admissions for the three months ended March 31, 2011 increased 1.4%, compared to the three months ended March 31, 2010, and adjusted admissions for the three months ended March 31, 2011 increased 4.7%, compared to the three months ended March 31, 2010. This increase in inpatient and adjusted admissions was due primarily to acquisitions during the past twelve months.
     During the three months ended March 31, 2011, we sold a multi-specialty physician clinic and identified a hospital as held for sale. Accordingly, the related results of operations, adjustment to fair value and the loss on sale have been classified as discontinued operations in the condensed consolidated statements of income for the three-month periods ended March 31, 2011 and 2010.
     Self-pay revenues represented approximately 12.3% and 11.4% of our net operating revenues for the three months ended March 31, 2011 and 2010, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 4.4% and 4.0% for the three months ended March 31, 2011 and 2010, respectively. Direct and indirect costs incurred by us in providing charity care services were approximately 0.9% and 0.8% of net operating revenues for the three months ended March 31, 2011 and 2010, respectively.
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
     Also included in the Reform Legislation are provisions aimed at reducing fraud, waste and abuse in the healthcare industry. These provisions allocate significant additional resources to federal enforcement agencies and expand the use of private contractors to recover potentially inappropriate Medicare and Medicaid payments. The Reform Legislation amends several existing federal laws, including the federal anti-kickback statute and the False Claims Act, making it easier for government agencies and private plaintiffs to prevail in lawsuits brought against healthcare providers. These amendments also make it easier for potentially severe fines and penalties to be imposed on healthcare providers accused of violating applicable laws and regulations.
     In a number of markets, we have partnered with local physicians in the ownership of our facilities. Such investments have been permitted under an exception to the physician self-referral law, or the Stark Law, that allows physicians to invest in an entire hospital (as opposed to individual hospital departments). The Reform Legislation changes the “whole hospital” exception to the Stark Law. The Reform Legislation permits existing physician investments in a whole hospital to continue under a “grandfather” clause if the arrangement satisfies certain requirements and restrictions, but physicians became prohibited, from the time the Reform Legislation became effective, from increasing the aggregate percentage of their ownership in the hospital. The Reform Legislation also restricts the ability of existing physician-owned hospitals to expand the capacity of their facilities. Physician investments in hospitals that are under development are protected by the grandfather clause only if the physician investments were made prior to the time the Reform Legislation became effective and the hospital has a Medicare provider agreement with an effective date on or prior to December 31, 2010.
     The impact of the Reform Legislation on each of our hospitals will vary depending on payor mix and a variety of other factors. We anticipate that many of the provisions in the Reform Legislation will be subject to further clarification and modification through the rule-making process, the development of agency guidance and judicial interpretations. Moreover, a number of state attorneys general are challenging the legality of certain aspects of the Reform Legislation. Currently, rulings in five separate Federal District Courts, regarding the constitutionality of the Reform Legislation, have been split, with three courts ruling in favor of the legislation and two courts ruling that part or all of the Reform Legislation was unconstitutional. These decisions are likely to be appealed and may ultimately end up before the United States Supreme Court. We cannot predict the impact the Reform Legislation may have on our business, results of operations, cash flow, capital resources and liquidity or the ultimate outcome of the judicial rulings. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.
     On April 18, 2011, we announced that we have offered $6.00 per share in cash to acquire all outstanding shares of Tenet Healthcare Corporation, or Tenet. The offer was made in a letter to Tenet’s Board of Directors on April 18, 2011, and rejected by Tenet on April 22, 2011. On December 9, 2010, we made public our previous offer to acquire all outstanding shares of Tenet for $6.00 per share, including $5.00 per share in cash and $1.00 per share in our common stock, which represented a premium of 40 percent over Tenet’s closing stock price on December 9, 2010. The offer was made in a letter to Tenet’s Board of Directors on November 12, 2010, and rejected by Tenet on December 6, 2010. On December 20, 2010, we announced our intention to nominate director nominees for election to Tenet’s Board of Directors at Tenet’s 2011 Annual Meeting of Stockholders, and on January 14, 2011, a full slate of 10 independent director nominees was nominated. All 10 positions on Tenet’s Board are up for election at its 2011 annual meeting, which has been delayed until November 3, 2011.
     On April 11, 2011, Tenet filed suit against the Company, Wayne T. Smith and W. Larry Cash alleging we engaged in a practice to under-utilize observation status and over-utilize inpatient admission status and asserts that by doing so, we created undisclosed financial and legal liability to federal, state and private payors. Also, on April 22, 2011 the Company was advised that the Department of Justice has consolidated its investigations of the Company and other related entities regarding allegations of improper billing for inpatient care. See “Legal Proceedings” in Part II, Item 1 of this Form 10-Q for a further discussion of these matters.
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

	Three Months Ended
	March 31,
	2011	2010
Medicare	27.5%	27.8%
Medicaid	9.6%	10.2%
Managed Care and other third-party payors	50.6%	50.6%
Self-pay	12.3%	11.4%

Total	100.0%	100.0%

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
     Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month periods ended March 31, 2011 and 2010. In the future, we expect the percentage of revenues received from the Medicare program to increase due to the general aging of the population.
     Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from CMS and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Similar programs are also being considered by other states. After these supplemental programs are signed into law, we recognize revenue and related expenses in the period in which amounts are estimable and collection is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and included as Medicaid revenues in the table above, and fees, taxes or other program related costs are reflected in other operating costs and expenses.
     The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On August 16, 2010, CMS issued the final rule to adjust this index by 2.6% for hospital inpatient acute care services that are reimbursed under the prospective payment system. The final rule also makes other payment adjustments that, coupled with the 0.25% reduction to hospital inpatient rates implemented pursuant to the Reform Legislation referred to below, yield a net 0.4% reduction in reimbursement for hospital inpatient acute care services beginning October 1, 2010. The Reform Legislation implemented a 0.25% reduction to hospital inpatient rates effective April 1, 2010 and 0.25% reductions to hospital outpatient rates effective each of January 1, 2010 and January 1, 2011. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues. In addition, specified managed care programs, insurance companies and employers are actively negotiating the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our net operating revenue growth.

Results of Operations
     Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services. The strongest demand for hospital services generally occurs during January through April and the weakest demand for these services occurs during the summer months. Accordingly, eliminating the effect of new acquisitions, our net operating revenues and earnings are historically highest during the first quarter and lowest during the third quarter.
     The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended
	March 31,
	2011	2010
	(Expressed as a percentage of net operating
	revenues)
Consolidated
Net operating revenues	100.0%	100.0%
Operating expenses (a)	(87.0)	(86.5)
Depreciation and amortization	(4.7)	(4.7)

Income from operations	8.3	8.8
Interest expense, net	(4.8)	(5.1)
Equity in earnings of unconsolidated affiliates	0.5	0.4

Income from continuing operations before income taxes	4.0	4.1
Provision for income taxes	(1.3)	(1.3)

Income from continuing operations	2.7	2.8
Loss from discontinued operations, net of taxes	(0.4)	(0.1)

Net income	2.3	2.7
Less: Net income attributable to noncontrolling interests	(0.5)	(0.5)

Net income attributable to Community Health Systems, Inc.	1.8%	2.2%

Three Months Ended
March 31, 2011
Percentage increase (decrease) from same period prior year:
Net operating revenues	9.0%
Admissions	1.4
Adjusted admissions (b)	4.7
Average length of stay	2.3
Net income attributable to Community Health Systems, Inc. (c)	(12.4)
Same-store percentage increase (decrease) from same period prior year (d):
Net operating revenues	5.1%
Admissions	(3.4)
Adjusted admissions (b)	—

(a)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses.

(b)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(c)	Includes loss from discontinued operations.

(d)	Includes acquired hospitals to the extent we operated them in both periods.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
     Net operating revenues increased $279.8 million to approximately $3.4 billion for the three months ended March 31, 2011, from approximately $3.1 billion for the three months ended March 31, 2010. Growth from hospitals owned throughout both periods contributed $160.8 million of that increase and hospitals acquired in 2010 contributed $119.0 million. On a same-store basis, net operating revenues increased 5.1%. The increased net operating revenues contributed by hospitals that we owned throughout both periods were primarily attributable to general rate and reimbursement increases.
     On a consolidated basis, inpatient admissions increased by 1.4% and adjusted admissions increased by 4.7%. On a same-store basis, inpatient admissions decreased by 3.4% during the three months ended March 31, 2011. This increase in inpatient and adjusted admissions was due primarily to acquisitions during the past twelve months. This decrease in same-store inpatient admissions was due primarily to a decrease in admissions from lower birth rates driven by the downturn in the economy, reductions in one day stays of which over 75% related to non-Medicare patients, reductions due to weather and certain service closures during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010.
     Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased 0.5% to 87.0% for the three months ended March 31, 2011, compared to 86.5% for the three months ended March 31, 2010. Salaries and benefits, as a percentage of net operating revenues, increased 0.6% to 41.2% for the three months ended March 31, 2011, compared to 40.6% for the three months ended March 31, 2010. This increase is due primarily to the impact of recent acquisitions and an increase in the number of employed physicians, which offset efficiencies gained at hospitals owned throughout both periods. Provision for bad debts as a percentage of net operating revenues, remained consistent at 12.0% for each of the three-month periods ended March 31, 2011 and 2010. Supplies, as a percentage of net operating revenues, decreased 0.1% to 13.6% for the three months ended March 31, 2011, as compared to 13.7% for the three months ended March 31, 2010. Other operating expenses, as a percentage of net operating revenues, increased 0.1% to 18.3% for the three months ended March 31, 2011, as compared to 18.2% for the three months ended March 31, 2010. Rent, as a percentage of net operating revenues, decreased 0.1% to 1.9% for the three months ended March 31, 2011, as compared to 2.0% for the three months ended March 31, 2010. Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, increased 0.1% to 0.5% for the three months ended March 31, 2011, compared to 0.4% for the three months ended March 31, 2010.
     Depreciation and amortization, as a percentage of net operating revenues, remained consistent at 4.7% for each of the three-month periods ended March 31, 2011 and 2010.
     Interest expense, net, increased by $3.8 million from $160.4 million for the three months ended March 31, 2010 to $164.2 million for the three months ended March 31, 2011. An increase in interest rates during the three months ended March 31, 2011, compared to the three months ended March 31, 2010, resulted in an increase in interest expense of $5.2 million. These increases were offset by a decrease in interest expense of $0.8 million due to a decrease in our average outstanding debt during the three months ended March 31, 2011, compared to March 31, 2010. Additionally, interest expense decreased by $0.6 million as a result of more interest being capitalized during the three months ended March 31, 2011, as compared to the three months ended March 31, 2010, as the current year period had more major construction projects.
     The net of the above mentioned changes resulted in income from continuing operations before income taxes increasing $7.4 million from $127.5 million for the three months ended March 31, 2010 to $134.9 million for the three months ended March 31, 2011.
     Provision for income taxes increased from $41.0 million for the three months ended March 31, 2010 to $43.8 million for the three months ended March 31, 2011, due primarily to an increase in income from continuing operations before income taxes in the comparable period in 2010, as discussed above. Our effective tax rates were 32.4% and 32.2% for the three months ended March 31, 2011 and 2010, respectively.
     Income from continuing operations, as a percentage of net operating revenues, decreased from 2.8% for the three months ended March 31, 2010 to 2.7% for the three months ended March 31, 2011. The decrease in income from continuing operations, as a percentage of net operating revenues, is primarily a result of the increase in salaries and benefits as a percentage of net operating revenues. Net income, as a percentage of net operating revenues, decreased from 2.7% for the three months ended March 31, 2010 to 2.3% for the three months ended March 31, 2011. The decrease in net income, as a percentage of net operating revenues, is primarily due to the loss on discontinued operations from the loss on sale, impairment of hospital held for sale and loss on entities sold and held for sale.

     Net income attributable to noncontrolling interests as a percentage of net operating revenues, remained consistent at 0.5% for each of the three-month periods ended March 31, 2011 and 2010.
     Net income attributable to Community Health Systems, Inc. was $61.3 million for the three months ended March 31, 2011, compared to $70.0 million for the three months ended March 31, 2010, representing a decrease of 12.4%. The decrease in net income is primarily due to the loss on discontinued operations from the loss on sale, impairment of hospital held for sale and loss on entities sold and held for sale.
Liquidity and Capital Resources
     Net cash provided by operating activities decreased $111.8 million, from $299.4 million for the three months ended March 31, 2010 to $187.5 million for the three months ended March 31, 2011. The decrease in cash flows, in comparison to the prior year period, is primarily from a decrease in net income of $6.7 million and a decrease in cash flow from the change in accounts payable, accrued liabilities and income taxes of $182.4 million, due primarily to the timing of payments during the periods, which included accelerating the funding of our 401(k) Plan matching contribution in the first quarter of 2011, compared to funding it in the second quarter of 2010. These decreases were offset by an increase in depreciation and amortization expense, a non-cash expense of $13.6 million, an increase in other non-cash expenses of $4.3 million, an increase in cash flow from the change in accounts receivable of $37.8 million, an increase in cash flow from the change in supplies, prepaid expenses and other current assets of $21.2 million and an increase in cash flow from the change in other assets and liabilities of $0.4 million.
     The cash used in investing activities was $209.4 million for the three months ended March 31, 2011, compared to $163.4 million for the three months ended March 31, 2010. The increase in cash flows used in investing activities, in comparison to the prior year period, was primarily due to an increase in cash used for acquisition of facilities and other related equipment of $45.2 million and an increase in cash used for purchasing property and equipment of $27.3 million. Other changes in cash used in investing activities were an increase in proceeds from the disposition of ancillary operations of $14.6 million, a decrease in cash used for other non-operating assets of $4.7 million and an increase in proceeds received from the sale of property and equipment of $7.2 million.
     The cash used in financing activities was $6.6 million for the three months ended March 31, 2011, compared to $0.5 million for the three months ended March 31, 2010. The increase in cash used in financing activities is due primarily to a decrease in proceeds from the exercise of stock options.
Capital Expenditures
     Cash expenditures related to purchases of facilities were $45.4 million for the three months ended March 31, 2011, compared to $0.2 million for the three months ended March 31, 2010. The expenditures during the three months ended March 31, 2011 were for the purchase of surgery centers and physician practices and the settlement of working capital items from 2010 acquisitions. The expenditures during the three months ended March 31, 2010 were for the purchase of non-hospital facilities, and no hospitals were acquired during this period.
     Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the three months ended March 31, 2011 totaled $119.4 million, compared to $125.4 million for the three months ended March 31, 2010. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals for the three months ended March 31, 2011 totaled $34.5 million, compared to $1.2 million for the three months ended March 31, 2010. The costs to construct replacement hospitals for the three months ended March 31, 2011 represented both planning and construction costs for the four replacement hospitals discussed below. The costs to construct replacement hospitals for the three months ended March 31, 2010 represented planning costs for future construction projects since there were no replacement hospitals under construction.

     Pursuant to hospital purchase agreements in effect as of March 31, 2011, as part of an acquisition in 2007, we agreed to build a replacement hospital in Valparaiso, Indiana by April 2011, and as part of an acquisition in 2009, we agreed to build a replacement hospital in Siloam Springs, Arkansas by February 2013. Due to delays in receiving government approved building and zoning permits, the replacement facility in Valparaiso, Indiana is not expected to be completed until the fourth quarter of 2012. Also, as required by an amendment to a lease agreement entered into in 2005, we agreed to build a replacement facility at Barstow Community Hospital in Barstow, California. Estimated construction costs, including equipment costs, are approximately $318.5 million for these three replacement facilities. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement to our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need from the Alabama Certificate of Need Review Board; however, this certificate of need remains subject to an appeal process. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280.0 million for the Birmingham replacement facility.
Capital Resources
     Net working capital was approximately $1.230 billion at March 31, 2011, compared to approximately $1.229 billion at December 31, 2010.
     In connection with the consummation of the Triad acquisition in July 2007, we obtained approximately $7.2 billion of senior secured financing under a Credit Facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The Credit Facility consisted of an approximately $6.1 billion funded term loan facility with a maturity of seven years, a $300 million delayed draw term loan facility (reduced by us from $400 million) with a maturity of seven years and a $750 million revolving credit facility with a maturity of six years. During the fourth quarter of 2008, $100 million of the delayed draw term loan had been drawn down by us, reducing the delayed draw term loan availability to $200 million at December 31, 2008. In January 2009, we drew down the remaining $200 million of the delayed draw term loan. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. The Credit Facility requires quarterly amortization payments of each term loan facility equal to 0.25% of the outstanding amount of the term loans. On November 5, 2010, we entered into an amendment and restatement of our existing Credit Facility. The amendment extends by two and a half years, until January 25, 2017, the maturity date of $1.5 billion of the existing term loans under the Credit Facility and increases the pricing on these term loans to London Interbank Offered Rate, or LIBOR, plus 350 basis points. If more than $50 million of our Notes remain outstanding on April 15, 2015, without having been refinanced, then the maturity date for the extended term loans will be accelerated to April 15, 2015. The maturity date of the balance of the term loans of approximately $4.5 billion remains unchanged at July 25, 2014. The amendment also increases our ability to issue additional indebtedness under the uncommitted incremental facility to $1.0 billion from $600 million, permits us to issue Term A term loans under the incremental facility, and provides up to $2.0 billion of borrowing capacity from receivable transactions, an increase of $0.5 billion, of which $1.7 billion would be required to be used for repayment of existing term loans.
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
     As of March 31, 2011, the availability for additional borrowings under our Credit Facility was approximately $750 million pursuant to the revolving credit facility, of which $81.9 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements through the next 12 months and into the foreseeable future.
     As of March 31, 2011, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 89% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans due 2014 and 350 basis points for term loans due 2017 under the Credit Facility.

	Notional
	Amount	Fixed Interest	Termination	Fair Value
Swap #	(in 000’s)	Rate	Date	(in 000’s)
1	$300,000	5.1140%	August 8, 2011	$5,095
2	100,000	4.7185%	August 19, 2011	1,682
3	100,000	4.7040%	August 19, 2011	1,689
4	100,000	4.6250%	August 19, 2011	1,646
5	200,000	4.9300%	August 30, 2011	3,790
6	200,000	3.0920%	September 18, 2011	2,527
7	100,000	3.0230%	October 23, 2011	1,444
8	200,000	4.4815%	October 26, 2011	4,599
9	200,000	4.0840%	December 3, 2011	4,815
10	100,000	3.8470%	January 4, 2012	2,477
11	100,000	3.8510%	January 4, 2012	2,490
12	100,000	3.8560%	January 4, 2012	2,493
13	200,000	3.7260%	January 8, 2012	4,859
14	200,000	3.5065%	January 16, 2012	4,601
15	250,000	5.0185%	May 30, 2012	12,306
16	150,000	5.0250%	May 30, 2012	7,395
17	200,000	4.6845%	September 11, 2012	11,056
18	100,000	3.3520%	October 23, 2012	3,846
19	125,000	4.3745%	November 23, 2012	6,793
20	75,000	4.3800%	November 23, 2012	4,278
21	150,000	5.0200%	November 30, 2012	10,260
22	200,000	2.2420%	February 28, 2013	4,867
23	100,000	5.0230%	May 30, 2013	8,478
24	300,000	5.2420%	August 6, 2013	28,369
25	100,000	5.0380%	August 30, 2013	9,144
26	50,000	3.5860%	October 23, 2013	2,903
27	50,000	3.5240%	October 23, 2013	2,825
28	100,000	5.0500%	November 30, 2013	9,729
29	200,000	2.0700%	December 19, 2013	3,697
30	100,000	5.2310%	July 25, 2014	11,507
31	100,000	5.2310%	July 25, 2014	11,507
32	200,000	5.1600%	July 25, 2014	22,554
33	75,000	5.0405%	July 25, 2014	8,158
34	125,000	5.0215%	July 25, 2014	13,519
35	100,000	2.6210%	July 25, 2014	3,046
36	100,000	3.1100%	July 25, 2014	4,636
37	100,000	3.2580%	July 25, 2014	5,116
38	200,000	2.6930%	October 26, 2014	3,680	(1)
39	300,000	3.4470%	August 8, 2016	10,636	(2)
40	200,000	3.4285%	August 19, 2016	6,666	(3)
41	100,000	3.4010%	August 19, 2016	3,203	(4)
42	200,000	3.5000%	August 30, 2016	7,142	(5)
43	100,000	3.0050%	November 30, 2016	1,967

(1)	This interest rate swap becomes effective October 26, 2011, concurrent with the termination of swap #8.

(2)	This interest rate swap becomes effective August 8, 2011, concurrent with the termination of swap #1.

(3)	This interest rate swap becomes effective August 19, 2011, concurrent with the termination of swap #2 and #4.

(4)	This interest rate swap becomes effective August 19, 2011, concurrent with the termination of swap #3.

(5)	This interest rate swap becomes effective August 30, 2011, concurrent with the termination of swap #5.
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
     We believe that internally generated cash, availability for additional borrowings under our Credit Facility of $750 million (consisting of a $750 million revolving credit facility, of which $81.9 million is set aside for outstanding letters of credit as of March 31, 2011) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion, our ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) and our continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash, borrowings under our Credit Facility as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.

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
     The ratio of earnings to fixed charges for the three months ended March 31, 2011 is as follows:

Three Months
Ended
March 31, 2011
Ratio of earnings to fixed charges (1)	1.64x

(1)	There are no shares of preferred stock outstanding.
Off-balance Sheet Arrangements
     Our consolidated operating results for the three months ended March 31, 2011 and 2010, included $63.1 million and $61.1 million, respectively, of net operating revenues and $5.6 million and $6.0 million, respectively, of income from operations generated from five hospitals operated by us under operating lease arrangements. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the respective assets and the future lease obligations under these arrangements are not recorded on our condensed consolidated balance sheet. Lease costs under these arrangements are included in rent expense and totaled approximately $3.1 million for each of the three-month periods ended March 31, 2011 and 2010. The current terms of these operating leases expire between June 2012 and December 2020, not including lease extension options. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.
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
     During the year ended December 31, 2010, we entered into an agreement with the lessor of Cleveland Regional Medical Center, or Cleveland Regional, our leased facility in Cleveland, TX, to exchange our ownership interest in certain real estate at Hill Regional Medical Center, or Hill Regional, in Hillsboro, TX for the lessor’s ownership interest in the real estate at Cleveland Regional. The related lease agreement was amended to incorporate Hill Regional as a leased asset with no change to the remaining lease term or payment schedule. No monetary consideration was exchanged in this transaction, and the transaction qualifies as a non-taxable, like-kind exchange under the regulations in Section 1031 of the Internal Revenue Code. The assets of Cleveland Regional are included in the condensed consolidated balance sheet at fair value on the date of this transaction; however, as a result of our continuing involvement in the Hill Regional assets, the exchange with the lessor does not qualify for sale treatment under U.S. GAAP. Accordingly, the transaction has been accounted for as a financing obligation and the assets of Hill Regional will remain on the condensed consolidated balance sheet as assets recorded under a financing obligation. Starting in the fourth quarter of 2010, future payments under the lease are amortized against the financing obligation rather than recorded as rent expense.
Noncontrolling Interests
     We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of March 31, 2011, we have hospitals in 25 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also had a non-profit entity as a partner. In addition, we have three other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $385.4 million and $387.5 million as of March 31, 2011 and December 31, 2010, respectively. Noncontrolling interests in equity of consolidated subsidiaries was $60.9 million at both March 31, 2011 and December 31, 2010. The amount of net income attributable to noncontrolling interests was $17.0 million and $15.0 million for the three months ended March 31, 2011 and 2010, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we will not introduce physician ownership at any of our wholly-owned facilities or increase the aggregate percentage of physician ownership in any of our existing joint ventures.

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
Third Party Reimbursement
     Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at March 31, 2011 from our estimated reimbursement percentage, net income for the three months ended March 31, 2011 would have changed by approximately $33.1 million, and net accounts receivable at March 31, 2011 would have changed by $52.4 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month periods ended March 31, 2011 and 2010.

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
     Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third-party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at March 31, 2011 from our estimated collection percentage as a result of a change in expected recoveries, net income for the three months ended March 31, 2011 would have changed by $17.5 million, and net accounts receivable at March 31, 2011 would have changed by $27.7 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding and the impact of recent acquisitions and dispositions.
     Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $2.2 billion and $2.1 billion at March 31, 2011 and December 31, 2010, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.
     All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.
     Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.
     Days revenue outstanding was 47 days and 46 days at March 31, 2011 and December 31, 2010, respectively. Our target range for days revenue outstanding is 46 to 56 days.
     Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $7.7 billion and $7.2 billion as of March 31, 2011 and December 31, 2010, respectively.

     The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor category is as follows:

	March 31,	December 31,
	2011	2010
Insured receivables	64.9%	63.9%
Self-pay receivables	35.1%	36.1%

Total	100.0%	100.0%
     For the hospital segment, the combined total of the allowance for doubtful accounts and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 84% at both March 31, 2011 and December 31, 2010. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 91% at both March 31, 2011 and December 31, 2010.
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
Professional Liability Insurance Claims
     As part of our business of owning and operating hospitals, we are subject to legal actions alleging liability on our part. We accrue for losses resulting from such liability claims, as well as loss adjustment expenses that are out-of-pocket and directly related to such liability claims. These direct out-of-pocket expenses include fees of outside counsel and experts. We do not accrue for costs that are part of our corporate overhead, such as the costs of our in-house legal and risk management departments. The losses resulting from professional liability claims primarily consist of estimates for known claims, as well as estimates for incurred but not reported claims. The estimates are based on specific claim facts, our historical claim reporting and payment patterns, the nature and level of our hospital operations, and actuarially determined projections. The actuarially determined projections are based on our actual claim data, including historic reporting and payment patterns which have been gathered over approximately a 20-year period. As discussed below, although we purchase excess insurance on a claims-made basis that transfers risk to third-party insurers, the liability we accrue does include an amount for the losses covered by our excess insurance. We also record a receivable for the expected reimbursement of losses covered by our excess insurance. Since we believe that the amount and timing of our future claims payments are reliably determinable, we discount the amount we accrue for losses resulting from professional liability claims using the risk-free interest rate corresponding to the timing of our expected payments.
     The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.3% and 1.4% in 2010 and 2009, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying condensed consolidated statements of income.

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
     There have been no significant changes in our estimate of the reserve for professional liability claims during the three months ended March 31, 2011.

Income Taxes
     We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.
     The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $7.2 million as of March 31, 2011. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income as income tax expense. A total of approximately $1.4 million of interest and penalties is included in the amount of liability for uncertain tax positions at March 31, 2011. During the three months ended March 31, 2011, we decreased liabilities by $0.2 million and increased interest and penalties by approximately $0.1 million.
     We believe it is reasonably possible that approximately $2.3 million of our current unrecognized tax benefit may be recognized within the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities.
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
Recent Accounting Pronouncements
     In August 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-24, which provides clarification to companies in the healthcare industry on the accounting for professional liability insurance. This ASU states that receivables related to insurance recoveries should not be netted against the related claim liability and such claim liabilities should be determined without considering insurance recoveries. This ASU is effective for fiscal years beginning after December 15, 2010 and was adopted by us on January 1, 2011. The adoption of this ASU had an immaterial impact to the condensed consolidated balance sheet at March 31, 2011 and no impact to the condensed consolidated statement of income for the three months ended March 31, 2011.
     In August 2010, the FASB issued ASU 2010-23, which requires a company in the healthcare industry to use its direct and indirect costs of providing charity care as the measurement basis for charity care disclosures. This ASU also requires additional disclosures of the method used to determine such costs. We adopted this ASU on January 1, 2011. In the ordinary course of business, we render services to patients who are financially unable to pay for hospital care. Included in the provision for contractual allowances is the value (at our standard charges) of these services to patients who are unable to pay that is eliminated from net operating revenues when it is determined they qualify under our charity care policy. The estimated cost incurred by us to provide these services to patients who are unable to pay was approximately $30.7 million and $26.2 million for the three months ended March 31, 2011 and 2010, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period. Gross charges associated with providing care to charity patients includes only the related charges for those patients who are financially unable to pay and qualify under our charity care policy and that do not otherwise qualify for reimbursement from a governmental program.
FORWARD-LOOKING STATEMENTS
     Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	general economic and business conditions, both nationally and in the regions in which we operate;

•	implementation and effect of recently-adopted and potential federal and state healthcare legislation;

•	risks associated with our substantial indebtedness, leverage and debt service obligations;

•	demographic changes;

•	changes in, or the failure to comply with, governmental regulations;

•	potential adverse impact of known and unknown government investigations, audits, and Federal and State False Claims Act litigation;

•	our ability, where appropriate, to enter into and maintain managed care provider arrangements and the terms of these arrangements;

•	changes in, or the failure to comply with, managed care provider contracts could result in disputes and changes in reimbursement that could be applied retroactively;

•	changes in inpatient or outpatient Medicare and Medicaid payment levels;

•	increases in the amount and risk of collectability of patient accounts receivable;

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply costs due to market pressure from pharmaceutical companies and new product releases;

•	liabilities and other claims asserted against us, including self-insured malpractice claims;

•	competition;

•	our ability to attract and retain, without significant employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers;

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals;

•	changes in medical or other technology;

•	changes in U.S. GAAP;

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to successfully acquire additional hospitals and complete the sale of hospitals held for sale;

•	our ability to successfully integrate any acquired hospitals or to recognize expected synergies from such acquisitions;

•	our ability to obtain adequate levels of general and professional liability insurance; and

•	timeliness of reimbursement payments received under government programs.
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
     A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $1.6 million and $1.7 million for the three months ended March 31, 2011 and 2010, respectively.
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
     There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
     PART II OTHER INFORMATION
Item 1. Legal Proceedings
     From time to time, we receive various inquiries or subpoenas from state regulators, fiscal intermediaries, the Centers for Medicare and Medicaid Services and the Department of Justice regarding various Medicare and Medicaid issues. In addition to the subpoenas discussed below, we are currently responding to subpoenas for matters such as: blood administration practices of a single physician at an Illinois hospital, DME vendor relationships and patient choice discharge instructions at our Washington hospitals, and operations of a cardiovascular surgery department at our Oregon hospital. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. We are not aware of any pending or threatened litigation that is not covered by insurance policies or reserved for in our financial statements or which we believe would have a material adverse impact on us; however, some pending or threatened proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits.
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
     On April 19, 2009, we were served in Roswell, New Mexico with an answer and counterclaim in the case of Roswell Hospital Corporation d/b/a Eastern New Mexico Medical Center vs. Patrick Sisneros and Tammie McClain (sued as Jane Doe Sisneros). The case was originally filed as a collection matter. The counterclaim was filed as a putative class action and alleged theories of breach of contract, unjust enrichment, misrepresentation, prima facie tort, Fair Trade Practices Act and violation of the New Mexico RICO statute. On May 7, 2009, the hospital filed a notice of removal to federal court. On July 27, 2009, the case was remanded to state court for lack of a federal question. A motion to dismiss and a motion to dismiss misjoined counterclaim plaintiffs were filed on October 20, 2009. These motions were denied. Extensive discovery has been conducted. A motion for class certification for all uninsured patients was heard on March 3 through March 5, 2010 and on April 13, 2010, the state district court judge certified the case as a class action. Discovery is ongoing. A hearing was conducted on March 1, 2011 to assess the sufficiency of the methodology used to determine class damages and the court has the matter under advisement. We are vigorously defending this action.
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
     On April 8, 2011, we received a document subpoena, dated March 31, 2011, from the U.S. Department of Health and Human Services, OIG, in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena, issued from the OIG’s Chicago, Illinois office, requested documents from all of our hospitals and appears to concern emergency department processes and procedures, including our hospitals’ use of the Pro-MED Clinical Information System, which is a third-party software system that assists with the management of patient care and provides operational support and data collection for emergency department management and has the ability to track discharge, transfer and admission recommendations of emergency department physicians. The subpoena also requests other information about our relationships with emergency department physicians, including financial arrangements. The subpoena’s requests are very similar to those contained in the Civil Investigative Demands received by our Texas hospitals from the Office of the Attorney General of the State of Texas on November 15, 2010 (described above).
     On April 11, 2011, Tenet Healthcare Corporation, or Tenet, filed suit against the Company, Wayne T. Smith and W. Larry Cash in the U.S. District Court for the Northern District of Texas. The suit alleges we committed violations of certain federal securities laws by making certain statements in various proxy materials filed with the Securities and Exchange Commission in connection with our offer to purchase Tenet. Tenet alleges that we engaged in a practice to under-utilize observation status and over-utilize inpatient admission status and asserts that by doing so, we created undisclosed financial and legal liability to federal, state and private payors. The suit seeks declaratory and injunctive relief and Tenet’s costs. On April 19, 2011, we filed a motion to dismiss the complaint. Until the court rules on the motion to dismiss, the Company and other defendants are not required to file a formal answer to the complaint, however, on April 28, 2011, we responded to the allegations during our earnings release conference call (see our Form 8-K furnished on April 28, 2011). We will continue to vigorously defend this suit.
      On April 22, 2011, a joint motion was filed by the relator and the U.S. Department of Justice in the case styled United States ex rel. and Reuille vs. Community Health Systems Professional Services Corporation and Lutheran Musculoskeletal Center, LLC d/b/a Lutheran Hospital, in the United States District Court for the Northern District of Indiana, Fort Wayne Division. The lawsuit was originally filed under seal on January 7, 2009. The suit is brought under the False Claims Act and alleges that Lutheran Hospital of Indiana billed the Medicare program for (a) false 23 hour observation after outpatient surgeries and procedures, and (b) intentional assignment of inpatient status to one-day stays for cases that do not meet Medicare criteria for inpatient intensity of service or severity of illness. The relator had worked in the case management department of Lutheran Hospital of Indiana but was reassigned to another department in the fall of 2006. This facility was acquired by us as part of the July 25, 2007 merger transaction with Triad Hospitals, Inc. The complaint also includes allegations of age discrimination in Ms. Reuille’s 2006 reassignment and retaliation in connection with her resignation on October 1, 2008. We had cooperated fully with the government in its investigation of this matter, but had been unaware of the exact nature of the allegations in the complaint. On December 27, 2010, the government filed a notice that it declined to intervene in this suit. The current motion contains additional information about how the government intends to proceed with an investigation regarding “allegations of improper billing for inpatient care at other hospitals associated with Community Health Systems, Inc. . . . asserted in other qui tam complaints in other jurisdictions.” The motion states that the Department of Justice has now “consolidated its investigations” of the Company and other related entities and that “the Civil Division of the Department of Justice, multiple United States Attorneys’ offices, and the Office of Inspector General for the Department of Health and Human Services, or HHS, are now closely coordinating their investigation of these overlapping allegations. The Attorney General of Texas has initiated an investigation; the United States intends to work cooperatively with Texas and any other States investigating these allegations.” The motion also states that the Office of Audit Services for the Office of Investigations for HHS has been engaged to conduct a national audit of certain of the Company’s Medicare claims. The government confirmed that it considers the allegations made in the complaint styled Tenet Healthcare Corporation vs. Community Health Systems, Inc., et al. filed in the United States District Court for the Northern District of Texas, Dallas Division on April 11, 2011 to be related to the allegations in the qui tam and to what the government is now describing as a consolidated investigation. Because qui tam suits are filed “under seal,” no one but the relator and the government knows that the suit has been filed or what allegations are being made by the relator on behalf of the government. Initially, the government has 60 days to make a determination about whether to intervene in a case and to act as the plaintiff or to decline to intervene and allow the relator to act as the plaintiff in the suit, but extensions of time are frequently granted to allow the government additional time to investigate the allegations. Even if, in the course of an investigation, the court partially unseals a complaint to allow the government and a defendant to work to a resolution of the complaint’s allegations, the defendant is prohibited from revealing to anyone even that the partial unsealing has occurred. As the investigation proceeds, we may learn of additional qui tam suits filed against us or our affiliated hospitals or related entities, or that contact letters, document requests, or medical record requests we have received in the past from various governmental agencies are generated from qui tam cases filed under seal. The motion filed on April 22, 2011 concludes by requesting a stay of the litigation in the Reuille case for 180 days, and on April 25, 2011, the court granted the motion. Our management company subsidiary, Community Health Systems Professional Services Corporation, the defendant in the Reuille case, consented to the request for the stay. We are cooperating fully with the government in its investigations and is currently unable to predict the outcome of these investigations.
Triad Hospitals, Inc. Legal Proceedings
     In a case styled U.S. ex rel. Bartlett vs. Quorum Health Resources, Inc., et al., pending in the Western District of Pennsylvania, Johnstown Division, the relator alleges in his second amended complaint, filed in January 2006 (the first amended complaint having been dismissed), that QHR conspired with an unaffiliated hospital to pay illegal remuneration in violation of the federal anti-kickback statute and the Stark Law, thus causing false claims to be filed. A renewed motion to dismiss was filed in March 2006 asserting that the second amended complaint did not cure the defects contained in the first amended complaint. In September 2006, the hospital and one of the other defendants affiliated with the hospital filed for protection under Chapter 11 of the federal bankruptcy code, which imposed an automatic stay on proceedings in the case. Relators entered into a settlement agreement with the hospital, subject to confirmation of the hospital’s reorganization plan. The District Court conducted a status conference on January 30, 2009 and later convened another conference on March 30, 2009 and heard arguments on whether to proceed with a motion to dismiss, but did not make a ruling. The government and relator have reached a settlement with the hospital. On March 22, 2011, the court denied all defendants’ motions to dismiss. We believe this case is without merit and will continue to vigorously defend it.
Item 1A. Risk Factors
     There have been no material changes with regard to risk factors previously disclosed in our most recent annual report on Form 10-K.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
     We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. Our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $50 million in the aggregate after November 5, 2010, the date of our amendment and restatement of our Credit Facility. In addition, our Credit Facility allows us to repurchase stock in an amount not to exceed the aggregate amount of proceeds from the exercise of stock options. The indenture governing our Notes also limits our ability to pay dividends and/or repurchase stock. As of March 31, 2011, under the most restrictive test under these agreements, we have approximately $65.1 million remaining available with which to pay permitted dividends and/or make stock and Note repurchases.
Item 3. Defaults Upon Senior Securities
     None
Item 4. (Removed and Reserved)
Item 5. Other Information
     None

Item 6. Exhibits

No.	Description
10.1†	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan

10.2†	Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan

10.3†	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan

10.4†	Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

†	Indicates a management contract or compensatory plan or arrangement.

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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
T. Mark Buford
Senior Vice President and Chief Accounting Officer (principal accounting officer)

Date: April 29, 2011

Index to Exhibits

No.	Description
10.1†	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan

10.2†	Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan

10.3†	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan

10.4†	Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

†	Indicates a management contract or compensatory plan or arrangement.

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.