Form 10-Q
period 2011-06-30
COMMUNITY HEALTH SYSTEMS INC
filed 2011-08-01
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of July 22, 2011, there were outstanding 93,212,756 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.
Form 10-Q
For the Three and Six Months Ended June 30, 2011

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements
COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30,	December 31,
	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$191,432	$299,169
Patient accounts receivable, net of allowance for doubtful accounts of $1,793,404 and $1,639,198 at June 30, 2011 and December 31, 2010, respectively	1,792,404	1,714,542
Supplies	342,268	329,114
Prepaid income taxes	—	118,464
Deferred income taxes	115,819	115,819
Prepaid expenses and taxes	117,458	100,754
Other current assets	175,109	193,331

Total current assets	2,734,490	2,871,193

Property and equipment	8,798,266	8,383,122
Less accumulated depreciation and amortization	(2,291,842)	(2,058,685)

Property and equipment, net	6,506,424	6,324,437

Goodwill	4,227,970	4,150,247

Other assets, net	1,356,531	1,352,246

Total assets	$14,825,415	$14,698,123

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$70,112	$63,139
Accounts payable	583,924	526,338
Current income tax payable	349	—
Deferred income taxes	8,882	8,882
Accrued interest	145,146	146,415
Accrued liabilities	854,329	897,266

Total current liabilities	1,662,742	1,642,040

Long-term debt	8,781,443	8,808,382

Deferred income taxes	608,177	608,177

Other long-term liabilities	1,026,069	1,001,675

Total liabilities	12,078,431	12,060,274

Redeemable noncontrolling interests in equity of consolidated subsidiaries	376,658	387,472

EQUITY
Community Health Systems, Inc. stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 93,210,424 shares issued and 92,234,875 shares outstanding at June 30, 2011, and 93,644,862 shares issued and 92,669,313 shares outstanding at December 31, 2010	932	936
Additional paid-in capital	1,119,205	1,126,751
Treasury stock, at cost, 975,549 shares at June 30, 2011 and December 31, 2010	(6,678)	(6,678)
Accumulated other comprehensive loss	(200,533)	(230,927)
Retained earnings	1,396,095	1,299,382

Total Community Health Systems, Inc. stockholders’ equity	2,309,021	2,189,464
Noncontrolling interests in equity of consolidated subsidiaries	61,305	60,913

Total equity	2,370,326	2,250,377

Total liabilities and equity	$14,825,415	$14,698,123

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except share and per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net operating revenues	$3,433,829	$3,080,646	$6,787,881	$6,149,258

Operating costs and expenses:
Salaries and benefits	1,384,096	1,231,559	2,763,463	2,478,240
Provision for bad debts	433,002	367,002	832,971	733,503
Supplies	449,279	430,574	907,096	852,686
Other operating expenses	654,737	559,962	1,269,530	1,116,581
Rent	62,431	60,851	125,601	122,908
Depreciation and amortization	161,376	149,779	319,531	293,682

Total operating costs and expenses	3,144,921	2,799,727	6,218,192	5,597,600

Income from operations	288,908	280,919	569,689	551,658
Interest expense, net	163,230	160,759	326,448	320,182
Equity in earnings of unconsolidated affiliates	(12,017)	(10,980)	(30,151)	(23,570)

Income from continuing operations before income taxes	137,695	131,140	273,392	255,046
Provision for income taxes	44,821	42,761	88,913	82,310

Income from continuing operations	92,874	88,379	184,479	172,736

Discontinued operations, net of taxes:
Income (loss) from operations of entities sold and held for sale	235	(2,037)	(1,443)	(1,398)
Impairment of hospitals held for sale	(39,562)	—	(47,930)	—
Loss on sale	—	—	(3,234)	—

Loss from discontinued operations, net of taxes	(39,327)	(2,037)	(52,607)	(1,398)

Net income	53,547	86,342	131,872	171,338
Less: Net income attributable to noncontrolling interests	18,158	16,277	35,159	31,266

Net income attributable to Community Health Systems, Inc.	$35,389	$70,065	$96,713	$140,072

Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$0.82	$0.77	$1.64	$1.53
Discontinued operations	(0.43)	(0.02)	(0.58)	(0.01)

Net income	$0.39	$0.75	$1.06	$1.51

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$0.81	$0.76	$1.62	$1.51
Discontinued operations	(0.43)	(0.02)	(0.57)	(0.01)

Net income	$0.39	$0.74	$1.05	$1.49

Weighted-average number of shares outstanding:
Basic	91,130,672	93,358,771	91,069,876	92,491,839

Diluted	91,783,725	94,711,919	91,960,610	93,779,001

(1)	Total per share amounts may not add due to rounding.
See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash flows from operating activities
Net income	$131,872	$171,338
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	324,367	301,060
Stock-based compensation expense	20,732	20,418
Loss on sale	3,234	—
Impairment of hospitals held for sale	47,930	—
Excess tax benefit relating to stock-based compensation	(4,659)	(10,104)
Other non-cash expenses, net	4,313	(2,342)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(83,082)	(63,896)
Supplies, prepaid expenses and other current assets	9,374	(1,147)
Accounts payable, accrued liabilities and income taxes	129,518	114,100
Other	1,086	12,365

Net cash provided by operating activities	584,685	541,792

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(204,264)	(2,413)
Purchases of property and equipment	(351,383)	(263,924)
Proceeds from disposition of ancillary operations	18,464	—
Proceeds from sale of property and equipment	8,034	2,307
Increase in other non-operating assets	(75,211)	(64,258)

Net cash used in investing activities	(604,360)	(328,288)

Cash flows from financing activities
Proceeds from exercise of stock options	18,831	53,615
Deferred financing costs	(234)	—
Excess tax benefit relating to stock-based compensation	4,659	10,104
Stock buy-back	(50,002)	(12,242)
Proceeds from noncontrolling investors in joint ventures	863	5,155
Redemption of noncontrolling investments in joint ventures	(3,303)	(2,395)
Distributions to noncontrolling investors in joint ventures	(30,078)	(29,371)
Repayments of long-term indebtedness	(28,798)	(34,157)

Net cash used in financing activities	(88,062)	(9,291)

Net change in cash and cash equivalents	(107,737)	204,213
Cash and cash equivalents at beginning of period	299,169	344,541

Cash and cash equivalents at end of period	$191,432	$548,754

Supplemental disclosure of cash flow information:
Interest payments	$327,717	$320,150

Income tax (refunds received) paid, net	$(25,697)	$79,711

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1. BASIS OF PRESENTATION
     The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the “Company”) as of June 30, 2011 and December 31, 2010 and for the three-month and six-month periods ended June 30, 2011 and June 30, 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2011, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010, contained in the Company’s Annual Report on Form 10-K.
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
     During the three months ended March 31, 2011, the Company sold a multi-specialty physician clinic and made the decision to sell a hospital. In June 2011, the Company entered into a definitive agreement to sell two of its hospitals in Oklahoma. As of June 30, 2011, the Company has three hospitals held for sale. The condensed consolidated statement of income for the three and six months ended June 30, 2010 has been restated to reclassify the results of operations for these entities to discontinued operations. The condensed consolidated balance sheet as of December 31, 2010 has been restated to present the long-lived assets of the disposal group as held for sale in other assets, net for comparative purposes with the June 30, 2011 presentation.
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
2. ACCOUNTING FOR STOCK-BASED COMPENSATION
     Stock-based compensation awards are granted under the Community Health Systems, Inc. 2000 Stock Option and Award Plan, amended and restated as of March 24, 2009 (the “2000 Plan”), and the Community Health Systems, Inc. 2009 Stock Option and Award Plan, amended and restated as of March 18, 2011 (the “2009 Plan”).
     The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (“IRC”), as well as stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Prior to being amended in 2009, the 2000 Plan also allowed for the grant of phantom stock. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2000 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10-year contractual term, options granted in 2005 through 2007 have an eight-year contractual term and options granted in 2008 or later have a 10-year contractual term. As of June 30, 2011, 127,250 shares of unissued common stock were reserved for future grants under the 2000 Plan.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. Options granted in 2011 have a 10-year contractual term. As of June 30, 2011, 2,897,129 shares of unissued common stock were reserved for future grants under the 2009 Plan.
     The exercise price of all options granted is equal to the fair value of the Company’s common stock on the option grant date.
     The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Effect on income from continuing operations before income taxes	$(10,814)	$(10,655)	$(20,732)	$(20,418)

Effect on net income	$(6,867)	$(6,473)	$(13,165)	$(12,404)

     At June 30, 2011, $79.5 million of unrecognized stock-based compensation expense was expected to be recognized over a weighted-average period of 26 months. Of that amount, $17.2 million related to outstanding unvested stock options was expected to be recognized over a weighted-average period of 26 months and $62.3 million related to outstanding unvested restricted stock, restricted stock units and phantom shares was expected to be recognized over a weighted-average period of 26 months. There were no modifications to awards during the three and six months ended June 30, 2011.
     The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three and six months ended June 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Expected volatility	38.1%	35.3%	31.5%	33.6%
Expected dividends	—	—	—	—
Expected term	4 years	3 years	4 years	3.1 years
Risk-free interest rate	1.35%	1.20%	1.73%	1.47%
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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of June 30, 2011, and changes during each of the three-month periods following December 31, 2010, were as follows (in thousands, except share and per share data):

			Weighted -
		Weighted -	Average	Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value as of
	Shares	Price	Term	June 30, 2011
Outstanding at December 31, 2010	7,834,332	$32.08
Granted	1,329,000	37.96
Exercised	(595,431)	30.44
Forfeited and cancelled	(64,508)	34.84

Outstanding at March 31, 2011	8,503,393	33.10
Granted	45,000	28.12
Exercised	(23,579)	29.98
Forfeited and cancelled	(50,342)	32.70

Outstanding at June 30, 2011	8,474,472	$33.08	5.8 years	$9,910

Exercisable at June 30, 2011	5,804,556	$32.78	4.3 years	$7,468

     The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2011 and 2010 was $8.89 and $10.07, respectively, and $10.29 and $8.54 during the six months ended June 30, 2011 and 2010, respectively. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($25.68) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on June 30, 2011. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended June 30, 2011 and 2010 was $0.2 million and $18.6 million, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2011 and 2010 was $6.1 million and $28.2 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.
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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of June 30, 2011, and changes during each of the three-month periods following December 31, 2010, were as follows:

		Weighted -
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2010	2,125,291	$27.92
Granted	1,084,949	37.96
Vested	(962,662)	27.27
Forfeited	—	—

Unvested at March 31, 2011	2,247,578	33.04
Granted	8,000	28.12
Vested	(12,000)	33.49
Forfeited	—	—

Unvested at June 30, 2011	2,243,578	33.02

     On February 25, 2009, under the 2000 Plan, each of the Company’s outside directors received a grant of shares of phantom stock equal in value to approximately $130,000 divided by the closing price of the Company’s common stock on that date ($18.18), or 7,151 shares per director (a total of 42,906 shares of phantom stock). Pursuant to a March 24, 2009 amendment to the 2000 Plan, all subsequent grants of this type are denominated as “restricted stock unit” awards. On May 19, 2009, the newly elected outside director received a grant of 7,151 restricted stock units under the 2000 Plan, having a value at the time of $180,706 based upon the closing price of the Company’s common stock on that date of $25.27. On February 24, 2010, six of the Company’s seven outside directors each received a grant of 4,130 restricted stock units under the 2000 Plan, having a value at the time of approximately $140,000 based upon the closing price of the Company’s common stock on that date of $33.90. One outside director, who did not stand for reelection in 2010, did not receive such a grant. On February 23, 2011, each of the Company’s six outside directors received a grant of 3,688 restricted stock units under the 2009 Plan, having a value at the time of approximately $140,000 based upon the closing price of the Company’s common stock on that date of $37.96. Vesting of these shares of phantom stock and restricted stock units occurs in one-third increments on each of the first three anniversaries of the award date. During the three months ended June 30, 2011, 2,384 shares vested at a weighted-average grant date fair value of $25.27. During the six months ended June 30, 2011, 22,560 shares vested at a weighted-average grant date fair value of $24.68. None of these grants were canceled during the three and six months ended June 30, 2011. As of June 30, 2011, there were 52,956 shares of phantom stock and restricted stock units unvested at a weighted-average grant date fair value of $31.67.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Directors’ fees earned and deferred into plan	$55	$45	$110	$90

Share equivalent units	2,142	1,331	3,517	2,549

     At June 30, 2011, a total of 22,318 share equivalent units were deferred in the plan with an aggregate fair value of $0.6 million, based on the closing market price of the Company’s common stock at June 30, 2011 of $25.68.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
3. COST OF REVENUE
     Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office, which were $47.8 million and $42.4 million for the three months ended June 30, 2011 and 2010, respectively, and $89.5 million and $80.2 million for the six months ended June 30, 2011 and 2010, respectively. Included in these amounts is stock-based compensation expense of $10.8 million and $10.7 million for the three months ended June 30, 2011 and 2010, respectively, and $20.7 million and $20.4 million for the six months ended June 30, 2011 and 2010, respectively.
4. USE OF ESTIMATES
     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.
5. ACQUISITIONS AND DIVESTITURES
   Acquisitions
     The Company accounts for all transactions that represent business combinations after January 1, 2009 using the acquisition method of accounting, where the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity are recognized and measured at their fair values on the date the Company obtains control in the acquiree. Such fair values that are not finalized for reporting periods following the acquisition date are estimated and recorded as provisional amounts. Adjustments to these provisional amounts during the measurement period (defined as the date through which all information required to identify and measure the consideration transferred, the assets acquired, the liabilities assumed and any noncontrolling interests has been obtained, limited to one year from the acquisition date) are recorded as of the date of acquisition. Any material impact to comparative information for periods after acquisition, but before the period in which adjustments are identified, is reflected in those prior periods as if the adjustments were considered as of the acquisition date. Goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired.
     Effective May 1, 2011, one or more subsidiaries of the Company completed the acquisition of Mercy Health Partners based in Scranton, Pennsylvania, a healthcare system of two acute care hospitals, a long-term acute care facility and other healthcare providers. This healthcare system includes Regional Hospital of Scranton (198 licensed beds) located in Scranton, Pennsylvania, and Tyler Memorial Hospital (48 licensed beds) located in Tunkhannock, Pennsylvania. This healthcare system also includes a long-term acute care facility, Special Care Hospital (67 licensed beds) located in Nanticoke, Pennsylvania, as well as several outpatient clinics and other ancillary facilities. The total cash consideration paid for fixed assets was approximately $150.5 million, with additional consideration of $12.3 million assumed in liabilities as well as a credit applied at closing of $2.1 million for negative acquired working capital, for a total consideration of $160.7 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of June 30, 2011, approximately $42.1 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.
     Effective October 1, 2010, one or more subsidiaries of the Company completed the acquisition of Forum Health based in Youngstown, Ohio, a healthcare system of two acute care hospitals, a rehabilitation hospital and other healthcare providers. This healthcare system includes Northside Medical Center (355 licensed beds) located in Youngstown, Ohio, and Trumbull Memorial Hospital (311 licensed beds) located in Warren, Ohio. This healthcare system also includes Hillside Rehabilitation Hospital (69 licensed beds) located in Warren, Ohio, as well as several outpatient clinics and other ancillary facilities. The total cash consideration paid for fixed assets and working capital was approximately $93.4 million and $27.8 million, respectively, with additional consideration of $40.3 million assumed in liabilities, for a total consideration of $161.5 million. Based upon the Company’s final purchase price allocation relating to this acquisition as of June 30, 2011, approximately $8.1 million of goodwill has been recorded.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Effective October 1, 2010, one or more subsidiaries of the Company completed the acquisition of Bluefield Regional Medical Center (240 licensed beds) located in Bluefield, West Virginia. The total cash consideration paid for fixed assets was approximately $35.4 million, with additional consideration of $8.9 million assumed in liabilities as well as a credit applied at closing of $1.8 million for negative acquired working capital, for a total consideration of $42.5 million. Based upon the Company’s final purchase price allocation relating to this acquisition as of June 30, 2011, approximately $2.4 million of goodwill has been recorded.
     Effective July 7, 2010, one or more subsidiaries of the Company completed the acquisition of Marion Regional Healthcare System located in Marion, South Carolina. This healthcare system includes Marion Regional Hospital (124 licensed beds), an acute care hospital, along with a related skilled nursing facility and other ancillary services. The total cash consideration paid for fixed assets and working capital was approximately $18.6 million and $5.8 million, respectively, with additional consideration of $3.9 million assumed in liabilities, for a total consideration of $28.3 million. Based upon the Company’s final purchase price allocation relating to this acquisition as of June 30, 2011, no goodwill has been recorded.
     Additionally, during the six months ended June 30, 2011, the Company paid approximately $55.1 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by its hospitals. In connection with these acquisitions, the Company allocated approximately $14.7 million of the consideration paid to property and equipment, $3.4 million to net working capital, $1.5 million to other intangible assets, and the remainder, approximately $35.5 million consisting of intangible assets that do not qualify for separate recognition, was allocated to goodwill.
     Approximately $5.3 million and $1.2 million of acquisition costs related to prospective and closed acquisitions were expensed during the three months ended June 30, 2011 and 2010, respectively, and $8.7 million and $1.8 million during the six months ended June 30, 2011 and 2010, respectively.
   Discontinued Operations
     Effective February 1, 2011, the Company sold Willamette Community Medical Group, which is a physician clinic operating as Oregon Medical Group (“OMG”), located in Springfield, Oregon, with a carrying amount of net assets, including an allocation of reporting unit goodwill, of $19.7 million to Oregon Healthcare Resources, LLC, for $14.6 million in cash.
     In March 2011, the Company made the decision to sell one of its hospitals. In June 2011, the Company entered into a definitive agreement to sell two of its hospitals. Accordingly, these three hospitals are classified as held for sale at June 30, 2011.
     The Company has classified the results of operations for OMG and the three hospitals held for sale as discontinued operations in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2011 and 2010.
     Net operating revenues and loss from discontinued operations for the respective periods are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net operating revenues	$68,479	$90,378	$140,563	$182,448

Income (loss) from operations of entities sold and held for sale before income taxes	392	(3,232)	(2,280)	(1,994)
Impairment of hospitals held for sale	(38,600)	—	(51,695)	—
Loss on sale	—	—	(5,061)	—

Loss from discontinued operations, before taxes	(38,208)	(3,232)	(59,036)	(1,994)
Income tax expense (benefit)	1,119	(1,195)	(6,429)	(596)

Loss from discontinued operations, net of taxes	$(39,327)	$(2,037)	$(52,607)	$(1,398)

     Interest expense was allocated to discontinued operations based on sale proceeds available for debt repayment.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The long-lived assets and allocated goodwill as of December 31, 2010 of the physician clinic sold during the quarter ended March 31, 2011 and the three hospitals classified as held for sale at June 30, 2011 totaled approximately $182.7 million, and are included in the accompanying condensed consolidated balance sheet in other assets, net.
     The long-lived assets and allocated goodwill as of June 30, 2011 of the three hospitals held for sale, net of impairment, totaled approximately $122.6 million and are included in the accompanying condensed consolidated balance sheet in other assets, net.
6. INCOME TAXES
     The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $7.7 million as of June 30, 2011. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income as income tax expense. During the six months ended June 30, 2011, the Company increased liabilities by $0.1 million and increased interest and penalties by approximately $0.2 million. A total of approximately $1.5 million of interest and penalties is included in the amount of the liability for uncertain tax positions at June 30, 2011.
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
     Cash paid for income taxes, net of refunds received, resulted in a net cash refund of $25.0 million and net cash paid of $78.8 million for the three months ended June 30, 2011 and June 30, 2010, respectively. Cash paid for income taxes, net of refunds received, resulted in a net cash refund of $25.7 million and net cash paid of $79.7 million for the six months ended June 30, 2011 and June 30, 2010, respectively.
7. GOODWILL AND OTHER INTANGIBLE ASSETS
     The changes in the carrying amount of goodwill for the six months ended June 30, 2011, are as follows (in thousands):

Balance as of December 31, 2010 (as previously reported)	$4,199,905
Goodwill allocated to disposal and hospitals held for sale	(49,658)

Balance as of December 31, 2010 (as adjusted)	4,150,247
Goodwill acquired as part of acquisitions during 2011	77,760
Consideration adjustments and purchase price allocation adjustments for prior year’s acquisitions	(37)

Balance as of June 30, 2011	$4,227,970

     Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments meet the criteria to be classified as reporting units. At June 30, 2011, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $4.2 billion, $35.9 million and $33.3 million, respectively, of goodwill.

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
     The gross carrying amount of the Company’s other intangible assets subject to amortization was $61.7 million at June 30, 2011 and $60.5 million at December 31, 2010, and the net carrying amount was $34.1 million at June 30, 2011 and $36.1 million at December 31, 2010. The carrying amount of the Company’s other intangible assets not subject to amortization was $44.1 million and $44.4 million at June 30, 2011 and December 31, 2010, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.
     The weighted-average amortization period for the intangible assets subject to amortization is approximately nine years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $2.3 million and $3.1 million during the three months ended June 30, 2011 and 2010, respectively, and $4.2 million and $6.3 million during the six months ended June 30, 2011 and 2010, respectively. Amortization expense on intangible assets is estimated to be $3.9 million for the remainder of 2011, $7.1 million in 2012, $4.5 million in 2013, $2.9 million in 2014, $2.5 million in 2015 and $13.2 million in 2016 and thereafter.
     The gross carrying amount of capitalized software for internal use was approximately $396.9 million and $356.5 million at June 30, 2011 and December 31, 2010, respectively, and the net carrying amount considering accumulated amortization was approximately $219.1 million and $209.4 million at June 30, 2011 and December 31, 2010, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight years. There is no expected residual value for capitalized internal-use software. At June 30, 2011, there was approximately $76.6 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $16.7 million and $11.0 million during the three months ended June 30, 2011 and 2010, respectively, and $34.7 million and $20.2 million during the six months ended June 30, 2011 and 2010, respectively. Amortization expense on capitalized internal-use software is estimated to be $37.5 million for the remainder of 2011, $75.1 million in 2012, $45.1 million in 2013, $18.1 million in 2014, $15.7 million in 2015 and $27.6 million in 2016 and thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
8. EARNINGS PER SHARE
     The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income from continuing operations, discontinued operations and net income attributable to Community Health Systems, Inc. common stockholders (in thousands, except share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Numerator:
Income from continuing operations, net of taxes	$92,874	$88,379	$184,479	$172,736
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	18,158	16,313	35,159	31,332

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$74,716	$72,066	$149,320	$141,404

Loss from discontinued operations, net of taxes	$(39,327)	$(2,037)	$(52,607)	$(1,398)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	—	(36)	—	(66)

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(39,327)	$(2,001)	$(52,607)	$(1,332)

Denominator:
Weighted-average number of shares outstanding — basic	91,130,672	93,358,771	91,069,876	92,491,839

Effect of dilutive securities:
Restricted stock awards	263,876	522,496	258,871	423,442
Employee stock options	381,632	815,455	623,662	847,380
Other equity-based awards	7,545	15,197	8,201	16,340

Weighted-average number of shares outstanding — diluted	91,783,725	94,711,919	91,960,610	93,779,001

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:

Employee stock options	6,726,417	3,503,906	5,560,855	4,432,069

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
9. STOCKHOLDERS’ EQUITY
     Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of June 30, 2011, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.
     On September 15, 2010, the Company commenced a new open market repurchase program for up to 4,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. This program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased or when the maximum dollar amount has been expended. During the three and six months ended June 30, 2011, the Company repurchased and retired 1,763,566 shares at a weighted-average price of $28.31 under this program. The cumulative number of shares that have been repurchased and retired under this program through June 30, 2011 is 2,214,838 shares at a weighted-average price of $28.82 per share.
     On December 9, 2009, the Company commenced the predecessor open market repurchase program for up to 3,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. This program concluded in September 2010 when purchases approximated the total permitted maximum dollar amount allowed under the program. During the three and six months ended June 30, 2010, the Company repurchased and retired 356,000 shares at a weighted-average price of $34.24 under this program. During the year ended December 31, 2010, the Company repurchased and retired 2,964,528 shares, which is the cumulative number of shares that were repurchased under this program, at a weighted-average price of $33.69 per share.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the six-month period ended June 30, 2011 (in thousands):

		Community Health Systems, Inc. Stockholders
					Accumulated
	Redeemable		Additional		Other			Total
	Noncontrolling	Common	Paid-in	Treasury	Comprehensive	Retained	Noncontrolling	Stockholders’
	Interests	Stock	Capital	Stock	Income (Loss)	Earnings	Interests	Equity
Balance, December 31, 2010	$387,472	$936	$1,126,751	$(6,678)	$(230,927)	$1,299,382	$60,913	$2,250,377
Comprehensive income:
Net income	25,211	—	—	—	—	96,713	9,948	106,661
Net change in fair value of interest rate swaps	—	—	—	—	27,477	—	—	27,477
Net change in fair value of available-for-sale securities	—	—	—	—	1,338	—	—	1,338
Amortization and recognition of unrecognized pension cost components	—	—	—	—	1,579	—	—	1,579

Total comprehensive income	25,211	—	—	—	30,394	96,713	9,948	137,055
Distributions to noncontrolling interests, net of contributions	(19,387)	—	—	—	—	—	(9,828)	(9,828)
Purchase of subsidiary shares from noncontrolling interests	(2,792)	—	(498)	—	—	—	—	(498)
Other reclassifications of noncontrolling interests	(2,004)	—	—	—	—	—	272	272
Adjustment to redemption value of redeemable noncontrolling interests	(11,842)	—	11,842	—	—	—	—	11,842
Repurchases of common stock	—	(18)	(50,002)	—	—	—	—	(50,020)
Issuance of common stock in connection with the exercise of stock options	—	6	18,831	—	—	—	—	18,837
Cancellation of restricted stock for tax withholdings on vested shares	—	(3)	(13,110)	—	—	—	—	(13,113)
Excess tax benefit from exercise of stock options	—	—	4,659	—	—	—	—	4,659
Share-based compensation	—	11	20,732	—	—	—	—	20,743

Balance, June 30, 2011	$376,658	$932	$1,119,205	$(6,678)	$(200,533)	$1,396,095	$61,305	$2,370,326

     The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in thousands):

Six Months Ended
June 30, 2011
Net income attributable to Community Health Systems, Inc.	$96,713
Transfers to the noncontrolling interests:

Net decrease in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	(498)

Net transfers to the noncontrolling interests	(498)

Change to Community Health Systems, Inc. stockholders’ equity from net income attributable to Community Health Systems, Inc. and transfers to noncontrolling interests	$96,215

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
10. COMPREHENSIVE INCOME
     The following table presents the components of comprehensive income, net of related taxes (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net income	$53,547	$86,342	$131,872	$171,338
Net change in fair value of interest rate swaps	(8,969)	(33,694)	27,477	(45,051)
Net change in fair value of available-for-sale securities	268	476	1,338	630
Amortization and recognition of unrecognized pension cost components	807	758	1,579	5,233

Comprehensive income	45,653	53,882	162,266	132,150
Less: Comprehensive income attributable to noncontrolling interests	18,158	16,277	35,159	31,266

Comprehensive income attributable to Community Health Systems, Inc.	$27,495	$37,605	$127,107	$100,884

     The net change in fair value of the interest rate swaps, the net change in fair value of available-for-sale securities and the amortization and recognition of unrecognized pension cost components are included in accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets.
11. EQUITY INVESTMENTS
     As of June 30, 2011, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia, in which HCA Inc. owns the majority interest.
     Summarized combined financial information for the three and six months ended June 30, 2011 and 2010, for these unconsolidated entities in which the Company owns an equity interest is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues	$373,448	$358,586	$746,039	$716,065
Operating costs and expenses	334,765	321,457	652,752	645,977
Income from continuing operations before taxes	38,652	37,113	93,236	70,045
     The summarized financial information for the three and six months ended June 30, 2011 and 2010 was derived from the unaudited financial information provided to the Company by those unconsolidated entities.
     The Company’s investment in all of its unconsolidated affiliates was $421.0 million and $409.5 million at June 30, 2011 and December 31, 2010, respectively, and is included in other assets, net in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $12.0 million and $11.0 million for the three months ended June 30, 2011 and 2010, respectively, and $30.2 million and $23.6 million for the six months ended June 30, 2011 and 2010, respectively.

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
     As of June 30, 2011, the availability for additional borrowings under the Credit Facility was $750 million pursuant to the revolving credit facility, of which $37.9 million was set aside for outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion, which CHS has not yet accessed. CHS also has the ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) under the Credit Facility, which has not yet been accessed. As of June 30, 2011, the weighted-average interest rate under the Credit Facility, excluding swaps, was 3.2%.
     The Company paid interest of $101.6 million and $99.9 million on borrowings during the three months ended June 30, 2011 and 2010, respectively, and $327.7 million and $320.2 million for the six months ended June 30, 2011 and 2010, respectively.
13. FAIR VALUE OF FINANCIAL INSTRUMENTS
     The fair value of financial instruments has been estimated by the Company using available market information as of June 30, 2011 and December 31, 2010, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$191,432	$191,432	$299,169	$299,169
Available-for-sale securities	33,097	33,097	31,570	31,570
Trading securities	38,709	38,709	35,092	35,092
Liabilities:
Credit Facility	5,974,321	5,806,274	5,999,337	5,882,124
Senior notes	2,784,331	2,846,978	2,784,331	2,923,548
Other debt	43,478	43,478	36,122	36,122
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
     The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the three and six months ended June 30, 2011 and 2010, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at June 30, 2011, each swap agreement entered into by the Company was in a net liability position so that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     Interest rate swaps consisted of the following at June 30, 2011:

	Notional
	Amount	Fixed Interest	Termination	Fair Value
Swap #	(in 000’s)	Rate	Date	(in 000’s)
1	$300,000	5.1140%	August 8, 2011	$1,533
2	100,000	4.7185%	August 19, 2011	605
3	100,000	4.7040%	August 19, 2011	603
4	100,000	4.6250%	August 19, 2011	592
5	200,000	4.9300%	August 30, 2011	1,551
6	200,000	3.0920%	September 18, 2011	1,248
7	100,000	3.0230%	October 23, 2011	869
8	200,000	4.4815%	October 26, 2011	2,712
9	200,000	4.0840%	December 3, 2011	3,279
10	100,000	3.8470%	January 4, 2012	1,822
11	100,000	3.8510%	January 4, 2012	1,824
12	100,000	3.8560%	January 4, 2012	1,826
13	200,000	3.7260%	January 8, 2012	3,610
14	200,000	3.5065%	January 16, 2012	3,514
15	250,000	5.0185%	May 30, 2012	10,654
16	150,000	5.0250%	May 30, 2012	6,401
17	200,000	4.6845%	September 11, 2012	10,208
18	100,000	3.3520%	October 23, 2012	3,798
19	125,000	4.3745%	November 23, 2012	6,794
20	75,000	4.3800%	November 23, 2012	4,082
21	150,000	5.0200%	November 30, 2012	9,618
22	200,000	2.2420%	February 28, 2013	5,561
23	100,000	5.0230%	May 30, 2013	8,262
24	300,000	5.2420%	August 6, 2013	27,964
25	100,000	5.0380%	August 30, 2013	9,101
26	50,000	3.5860%	October 23, 2013	3,130
27	50,000	3.5240%	October 23, 2013	3,063
28	100,000	5.0500%	November 30, 2013	9,857
29	200,000	2.0700%	December 19, 2013	5,715
30	100,000	5.2310%	July 25, 2014	11,994
31	100,000	5.2310%	July 25, 2014	11,998
32	200,000	5.1600%	July 25, 2014	23,584
33	75,000	5.0405%	July 25, 2014	8,571
34	125,000	5.0215%	July 25, 2014	14,218
35	100,000	2.6210%	July 25, 2014	4,349
36	100,000	3.1100%	July 25, 2014	5,788
37	100,000	3.2580%	July 25, 2014	6,222
38	200,000	2.6930%	October 26, 2014	7,504	(1)
39	300,000	3.4470%	August 8, 2016	18,662	(2)
40	200,000	3.4285%	August 19, 2016	12,096	(3)
41	100,000	3.4010%	August 19, 2016	6,019	(4)
42	200,000	3.5000%	August 30, 2016	12,529	(5)
43	100,000	3.0050%	November 30, 2016	4,196

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)

(1)	This interest rate swap becomes effective October 26, 2011, concurrent with the termination of swap #8.

(2)	This interest rate swap becomes effective August 8, 2011, concurrent with the termination of swap #1.

(3)	This interest rate swap becomes effective August 19, 2011, concurrent with the termination of swaps #2 and #4.

(4)	This interest rate swap becomes effective August 19, 2011, concurrent with the termination of swap #3.

(5)	This interest rate swap becomes effective August 30, 2011, concurrent with the termination of swap #5.
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
     Assuming no change in June 30, 2011 interest rates, approximately $176.7 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.
     The following tabular disclosure provides the amount of pre-tax loss recognized in the condensed consolidated balance sheets as a component of OCI during the three and six months ended June 30, 2011 and 2010 (in thousands):

Derivatives in Cash Flow Hedging	Amount of Pre-Tax Loss Recognized in OCI on Derivative (Effective Portion)
Relationships	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest rate swaps	$(67,685)	$(107,656)	$(63,572)	$(178,564)
     The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of income during the three and six months ended June 30, 2011 and 2010 (in thousands):

Location of Loss Reclassified from
AOCL into Income (Effective	Amount of Pre-Tax Loss Reclassified from AOCL into Income (Effective Portion)
Portion)	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Interest expense, net	$53,649	$55,009	$106,573	$108,173
     The fair values of derivative instruments in the condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2011		December 31, 2010		June 30, 2011		December 31, 2010
	Balance		Balance		Balance		Balance
	Sheet	Fair	Sheet	Fair	Sheet	Fair	Sheet	Fair
	Location	Value	Location	Value	Location	Value	Location	Value
Derivatives designated as hedging instruments	Other assets, net	$—	Other assets, net	$—	Other long-term liabilities	$297,526	Other long-term liabilities	$340,526

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
     The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of June 30, 2011 and December 31, 2010 (in thousands):

	June 30,
	2011	Level 1	Level 2	Level 3
Available-for-sale securities	$33,097	$33,097	$—	$—
Trading securities	38,709	38,709	—	—

Total assets	$71,806	$71,806	$—	$—

Fair value of interest rate swap agreements	$297,526	$—	$297,526	$—

Total liabilities	$297,526	$—	$297,526	$—

	December 31,
	2010	Level 1	Level 2	Level 3
Available-for-sale securities	$31,570	$31,570	$—	$—
Trading securities	35,092	35,092	—	—

Total assets	$66,662	$66,662	$—	$—

Fair value of interest rate swap agreements	$340,526	$—	$340,526	$—

Total liabilities	$340,526	$—	$340,526	$—

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
     The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at June 30, 2011 resulted in a decrease in the fair value of the related liability of $11.6 million and an after-tax adjustment of $7.4 million to OCI. The CVA on the Company’s interest rate swap agreements at December 31, 2010 resulted in a decrease in the fair value of the related liability of $3.9 million and an after-tax adjustment of $2.5 million to OCI.
     The majority of the inputs used to value its interest rate swap agreements, including the forward interest rate curves and market perceptions of the Company’s credit risk used in the CVAs, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuations are classified in Level 2 of the fair value hierarchy.
     The following table sets forth, by level within the fair value hierarchy, the assets recorded at fair value on a nonrecurring basis as of June 30, 2011 (in thousands):

	June 30,
	2011	Level 1	Level 2	Level 3
Hospitals held for sale	$122,632	$—	$—	$122,632

Total	$122,632	$—	$—	$122,632

     During the six months ended June 30, 2011, the Company made the decision to sell three of its hospitals. The carrying value of these hospitals held for sale, including an allocation of $45.3 million of reporting unit goodwill, was adjusted to the fair value, which equals the price in the definitive sale agreements less costs to sell, resulting in an after-tax impairment charge of $47.9 million.
15. RECENT ACCOUNTING PRONOUNCEMENTS
     In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-24, which provides clarification to companies in the healthcare industry on the accounting for professional liability insurance. This ASU states that receivables related to insurance recoveries should not be netted against the related claim liability and such claim liabilities should be determined without considering insurance recoveries. This ASU is effective for fiscal years beginning after December 15, 2010 and was adopted by the Company on January 1, 2011. The adoption of this ASU increased other current assets by $2.5 million, other assets, net by $41.1 million and long-term liabilities by $43.6 million in the condensed consolidated balance sheet at June 30, 2011 and had no impact to the condensed consolidated statement of income for the three and six months ended June 30, 2011.
     In August 2010, the FASB issued ASU 2010-23, which requires a company in the healthcare industry to use its direct and indirect costs of providing charity care as the measurement basis for charity care disclosures. This ASU also requires additional disclosures of the method used to determine such costs. The Company adopted this ASU on January 1, 2011. In the ordinary course of business, the Company renders services to patients who are financially unable to pay for hospital care. Included in the provision for contractual allowances is the value (at the Company’s standard charges) of these services to patients who are unable to pay that is eliminated from net operating revenues when it is determined they qualify under the Company’s charity care policy. The estimated cost incurred by the Company to provide these services to patients who are unable to pay was approximately $28.0 million and $25.3 million for the three months ended June 30, 2011 and 2010, respectively, and $54.1 million and $50.8 million for the six months ended June 30, 2011 and 2010, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period. Gross charges associated with providing care to charity patients includes only the related charges for those patients who are financially unable to pay and qualify under the Company’s charity care policy and that do not otherwise qualify for reimbursement from a governmental program.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
     In July 2011, the FASB issued ASU 2011-07, which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about the Company’s policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectibility of patient service revenue. This ASU is effective for fiscal years beginning after December 15, 2011, and will be adopted by the Company in the first quarter of 2012. The Company is currently assessing the potential impact the adoption of this ASU will have on its consolidated results of operations and consolidated financial position.
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
     The distribution between reportable segments of the Company’s revenues and income from continuing operations before income taxes is summarized in the following tables (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Revenues:
Hospital operations	$3,361,706	$3,018,147	$6,646,174	$6,018,587
Corporate and all other	72,123	62,499	141,707	130,671

Total	$3,433,829	$3,080,646	$6,787,881	$6,149,258

Income from continuing operations before income taxes:
Hospital operations	$184,426	$171,711	$362,539	$331,010
Corporate and all other	(46,731)	(40,571)	(89,147)	(75,964)

Total	$137,695	$131,140	$273,392	$255,046

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
Reasonably Possible Contingencies
     For all of the legal matters below, the Company believes that a negative outcome is reasonably possible, but the Company is unable to determine an estimate of the possible loss or a range of loss.
     On February 10, 2006, the Company received a letter from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 2006 letter focused on the Company’s hospitals in three states: Arkansas, New Mexico, and South Carolina. On August 31, 2006, the Company received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to the Company’s three hospitals in that state. Through the beginning of 2009, the Company provided the Department of Justice with requested documents, met with its personnel on numerous occasions, and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified the Company that it believed that the Company and its three New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. At one point, the Civil Division calculated that the three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million and said that if it proceeded to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc., pending in the United States District Court for the District of New Mexico. The federal government filed its complaint in intervention on June 30, 2009. The relator filed a second amended complaint on July 1, 2009. Both of these complaints expand the time period during which alleged improper payments were made. The Company filed motions to dismiss all of the federal government’s and the relator’s claims on August 28, 2009. On March 19, 2010, the court granted in part and denied in part the Company’s motion to dismiss as to the relator’s complaint. On July 7, 2010, the court denied the Company’s motion to dismiss the federal government’s complaint in intervention. On July 21, 2010, the Company filed its answer and pretrial discovery began. On June 2, 2011, the relator filed a Third Amended Complaint adding subsidiaries Community Health Systems Professional Services Corporation and CHS/Community Health Systems, Inc. as defendants. On June 6, 2011, the government filed its First Amended Complaint in intervention adding Community Health Systems Professional Services Corporation as a defendant. Discovery is continuing. The discovery deadline is currently set for September 30, 2011, the deadline for filing of Motions for Summary Judgment is November 21, 2011 and there is currently no trial date set. The Company is vigorously defending this action.
     On June 12, 2008, two of the Company’s hospitals received letters from the U.S. Attorney’s Office for the Western District of New York requesting documents in an investigation it is conducting into billing practices with respect to kyphoplasty procedures performed during the period January 1, 2002, through June 9, 2008. On September 16, 2008, one of the Company’s hospitals in South Carolina also received an inquiry. Kyphoplasty is a surgical spine procedure that returns a compromised vertebrae (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. The Company has been informed that similar investigations have been initiated at unaffiliated facilities in Alabama, South Carolina, Indiana and other states. The Company believes that this investigation is related to a qui tam settlement between the same U.S. Attorney’s office and the manufacturer and distributor of the Kyphon product, which is used in performing the kyphoplasty procedure. The Company is cooperating with the investigation by collecting and producing material responsive to the requests. The Company is continuing to evaluate and discuss this matter with the federal government.
Matters for which an Outcome Cannot be Assessed
     For all of the legal matters below, the Company cannot at this time assess what the outcome may be and is further unable to determine any estimate of loss or range of loss. Because the allegations were made so recently and the investigations are at a very preliminary stage, there are not sufficient facts available to make these assessments.
     On April 8, 2011, the Company received a document subpoena, dated March 31, 2011, from the U.S. Department of Health and Human Services, Office of Inspector General (the “OIG”), in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena, issued from the OIG’s Chicago, Illinois office, requested documents from all of the Company’s hospitals and appears to concern emergency department processes and procedures, including the Company’s hospitals’ use of the Pro-MED Clinical Information System, which is a third-party software system that assists with the management of patient care and provides operational support and data collection for emergency department management and has the ability to track discharge,

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
transfer and admission recommendations of emergency department physicians. The subpoena also requested other information about the Company’s relationships with emergency department physicians, including financial arrangements. The subpoena’s requests were very similar to those contained in the Civil Investigative Demands received by the Company’s Texas hospitals from the Office of the Attorney General of the State of Texas on November 15, 2010. The Company is continuing to cooperate with the government in this investigation.
     On April 11, 2011, Tenet Healthcare Corporation (“Tenet”) filed suit against the Company, Wayne T. Smith and W. Larry Cash in the U.S. District Court for the Northern District of Texas. The suit alleged the Company committed violations of certain federal securities laws by making certain statements in various proxy materials filed with the SEC in connection with the Company’s offer to purchase Tenet. Tenet alleged that the Company engaged in a practice to under-utilize observation status and over-utilize inpatient admission status and asserts that by doing so, the Company created undisclosed financial and legal liability to federal, state and private payors. The suit seeks declaratory and injunctive relief and Tenet’s costs. On April 19, 2011, the Company filed a motion to dismiss the complaint. On April 28, 2011, the Company responded to the allegations during its earnings release conference call as discussed in the Company’s Form 8-K furnished on April 28, 2011. On May 16, 2011, Tenet filed an amended complaint. On June 29, 2011, the Company filed a motion to dismiss the amended complaint. A hearing on the Company’s motion to dismiss is expected to occur in September 2011. The Company will continue to vigorously defend this suit.
     On April 22, 2011, a joint motion was filed by the relator and the U.S. Department of Justice in the case styled United States ex rel. and Reuille vs. Community Health Systems Professional Services Corporation and Lutheran Musculoskeletal Center, LLC d/b/a Lutheran Hospital, in the United States District Court for the Northern District of Indiana, Fort Wayne Division. The lawsuit was originally filed under seal on January 7, 2009. The suit is brought under the False Claims Act and alleges that Lutheran Hospital of Indiana billed the Medicare program for (a) false 23 hour observation after outpatient surgeries and procedures, and (b) intentional assignment of inpatient status to one-day stays for cases that do not meet Medicare criteria for inpatient intensity of service or severity of illness. The relator had worked in the case management department of Lutheran Hospital of Indiana but was reassigned to another department in the fall of 2006. This facility was acquired by the Company as part of the July 25, 2007 merger transaction with Triad. The complaint also includes allegations of age discrimination in Ms. Reuille’s 2006 reassignment and retaliation in connection with her resignation on October 1, 2008. The Company had cooperated fully with the government in its investigation of this matter, but had been unaware of the exact nature of the allegations in the complaint. On December 27, 2010, the government filed a notice that it declined to intervene in this suit. The motion contained additional information about how the government intended to proceed with an investigation regarding “allegations of improper billing for inpatient care at other hospitals associated with Community Health Systems, Inc. . . . asserted in other qui tam complaints in other jurisdictions.” The motion stated that the Department of Justice has “consolidated its investigations” of the Company and other related entities and that “the Civil Division of the Department of Justice, multiple United States Attorneys’ offices, and the Office of Inspector General for the Department of Health and Human Services (the “HHS”) are now closely coordinating their investigation of these overlapping allegations. The Attorney General of Texas has initiated an investigation; the United States intends to work cooperatively with Texas and any other States investigating these allegations.” The motion also stated that the Office of Audit Services for the Office of Investigations for HHS has been engaged to conduct a national audit of certain of the Company’s Medicare claims. The government confirmed that it considers the allegations made in the complaint styled Tenet Healthcare Corporation vs. Community Health Systems, Inc., et al. filed in the United States District Court for the Northern District of Texas, Dallas Division on April 11, 2011 to be related to the allegations in the qui tam and to what the government is now describing as a consolidated investigation. Because qui tam suits are filed “under seal,” no one but the relator and the government knows that the suit has been filed or what allegations are being made by the relator on behalf of the government. Initially, the government has 60 days to make a determination about whether to intervene in a case and to act as the plaintiff or to decline to intervene and allow the relator to act as the plaintiff in the suit, but extensions of time are frequently granted to allow the government additional time to investigate the allegations. Even if, in the course of an investigation, the court partially unseals a complaint to allow the government and a defendant to work to a resolution of the complaint’s allegations, the defendant is prohibited from revealing to anyone even that the partial unsealing has occurred. As the investigation proceeds, the Company may learn of additional qui tam suits filed against the Company or its affiliated hospitals or related entities, or that contact letters, document requests, or medical record requests the Company has received in the past from various governmental agencies are generated from qui tam cases filed under seal. The motion filed on April 22, 2011 concluded by requesting a stay of the litigation in the Reuille case for 180 days, and on April 25, 2011, the court granted the motion. The Company’s management company subsidiary, Community Health Systems Professional Services Corporation, the defendant in the Reuille case, consented to the request for the stay. The Company is cooperating fully with the government in its investigations.
     Three purported class action shareholder federal securities cases have been filed in the United States District Court for the Middle District of Tennessee namely, Norfolk County Retirement System v. Community Health Systems, Inc., Wayne T.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Smith and W. Larry Cash, filed May 5, 2011; De Zheng v. Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash, filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash and Thomas Mark Buford, filed June 2, 2011. All three seek class certification on behalf of purchasers of the Company’s common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for the Company’s common stock. Two shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, W. Larry Cash, T. Mark Buford, John A. Clerico, James S. Ely III, John A. Fry, William Norris Jennings, Julia B. North and H. Mitchell Watson, Jr., filed May 24, 2011, and Roofers Local No. 149 Pension Fund v. Wayne T. Smith, W. Larry Cash, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North and H. Mitchell Watson, Jr., filed June 21, 2011. These two cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. The Company believes all of these matters are without merit and will vigorously defend them.
     The Company incurred the following pre-tax charges in connection with the Tenet acquisition lawsuit, government investigations and shareholder lawsuits of possible improper claims submitted to Medicare and Medicaid during the three and six months ending June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Professional fees and other related costs	$6,174	$—	$6,174	$—

18. SUBSEQUENT EVENTS
     The Company evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the condensed consolidated financial statements.
     In July 2011, one or more subsidiaries of the Company entered into a definitive agreement to acquire substantially all of the assets of Moses Taylor Health Care System, located in northeast Pennsylvania. This healthcare system includes Moses Taylor Hospital in Scranton, Pennsylvania (217 licensed beds) and Mid-Valley Hospital in Peckville, Pennsylvania (25 licensed beds). The transaction, subject to customary federal and state regulatory approvals including review and approval by the Attorney General of the Commonwealth of Pennsylvania, is expected to be completed in late 2011 or early 2012. Also in July 2011, one or more subsidiaries of the Company entered into a definitive agreement to acquire substantially all of the assets of Tomball Regional Medical Center (357 licensed beds), located in Tomball, Texas and serving the greater northwest Houston market. The transaction, subject to customary federal and state regulatory approvals, is expected to be completed in 2011.
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
     From time to time, the Company sells and/or repurchases noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods are restated to reflect the status of guarantors or non-guarantors as of June 30, 2011.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Balance Sheet
June 30, 2011

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$80,552	$110,880	$—	$191,432
Patient accounts receivable, net of allowance for doubtful accounts	—	—	1,043,386	749,018	—	1,792,404
Supplies	—	—	212,873	129,395	—	342,268
Deferred income taxes	115,819	—	—	—	—	115,819
Prepaid expenses and taxes	—	17	85,760	31,681	—	117,458
Other current assets	—	—	110,501	64,608	—	175,109

Total current assets	115,819	17	1,533,072	1,085,582	—	2,734,490

Intercompany receivable	1,190,786	9,441,127	1,438,751	1,534,314	(13,604,978)	—

Property and equipment, net	—	—	4,069,371	2,437,053	—	6,506,424

Goodwill	—	—	2,380,891	1,847,079	—	4,227,970

Other assets, net of accumulated amortization	—	117,845	594,289	644,397	—	1,356,531

Net investment in subsidiaries	1,637,169	5,856,743	2,306,109	—	(9,800,021)	—

Total assets	$2,943,774	$15,415,732	$12,322,483	$7,548,425	$(23,404,999)	$14,825,415

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$49,954	$17,073	$3,085	$—	$70,112
Accounts payable	—	40	402,806	181,078	—	583,924
Current income tax payable	349	—	—	—	—	349
Deferred income taxes	8,882	—	—	—	—	8,882
Accrued interest	—	145,034	111	1	—	145,146
Accrued liabilities	7,580	567	576,614	269,568	—	854,329

Total current liabilities	16,811	195,595	996,604	453,732	—	1,662,742

Long-term debt	—	8,709,456	46,194	25,793	—	8,781,443

Intercompany payable	—	4,575,989	8,923,510	5,979,987	(19,479,486)	—

Deferred income taxes	608,177	—	—	—	—	608,177

Other long-term liabilities	9,765	297,525	401,585	317,194	—	1,026,069

Total liabilities	634,753	13,778,565	10,367,893	6,776,706	(19,479,486)	12,078,431

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	—	376,658	—	376,658

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	932	—	1	2	(3)	932
Additional paid-in capital	1,119,205	663,410	709,243	120,485	(1,493,138)	1,119,205
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive (loss) income	(200,533)	(200,533)	(10,074)	—	210,607	(200,533)
Retained earnings	1,396,095	1,174,290	1,255,420	213,269	(2,642,979)	1,396,095

Total Community Health Systems, Inc. stockholders’ equity	2,309,021	1,637,167	1,954,590	333,756	(3,925,513)	2,309,021
Noncontrolling interests in equity of consolidated subsidiaries	—	—	—	61,305	—	61,305

Total equity	2,309,021	1,637,167	1,954,590	395,061	(3,925,513)	2,370,326

Total liabilities and equity	$2,943,774	$15,415,732	$12,322,483	$7,548,425	$(23,404,999)	$14,825,415

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Balance Sheet
December 31, 2010

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$212,035	$87,134	$—	$299,169
Patient accounts receivable, net of allowance for doubtful accounts	—	—	971,220	743,322	—	1,714,542
Supplies	—	—	196,957	132,157	—	329,114
Deferred income taxes	115,819	—	—	—	—	115,819
Prepaid expenses and taxes	118,464	116	89,172	11,466	—	219,218
Other current assets	—	41	138,923	54,367	—	193,331

Total current assets	234,283	157	1,608,307	1,028,446	—	2,871,193

Intercompany receivable	1,079,295	9,002,158	1,145,185	1,484,130	(12,710,768)	—

Property and equipment, net	—	—	3,816,098	2,508,339	—	6,324,437

Goodwill	—	—	2,331,452	1,818,795	—	4,150,247

Other assets, net of accumulated amortization	—	131,352	625,472	595,422	—	1,352,246

Net investment in subsidiaries	1,510,062	5,315,871	2,061,532	—	(8,887,465)	—

Total assets	$2,823,640	$14,449,538	$11,588,046	$7,435,132	$(21,598,233)	$14,698,123

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$49,953	$11,063	$2,123	$—	$63,139
Accounts payable	—	—	362,154	164,184	—	526,338
Current income tax payable	—	—	—	—	—	—
Deferred income taxes	8,882	—	—	—	—	8,882
Accrued interest	—	146,297	116	2	—	146,415
Accrued liabilities	7,595	567	569,991	319,113	—	897,266

Total current liabilities	16,477	196,817	943,324	485,422	—	1,642,040

Long-term debt	—	8,734,473	44,819	29,090	—	8,808,382

Intercompany payable	—	3,667,662	8,385,414	5,911,829	(17,964,905)	—

Deferred income taxes	608,177	—	—	—	—	608,177

Other long-term liabilities	9,522	340,526	372,693	278,934	—	1,001,675

Total liabilities	634,176	12,939,478	9,746,250	6,705,275	(17,964,905)	12,060,274

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	—	387,472	—	387,472

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	936	—	1	2	(3)	936
Additional paid-in capital	1,126,751	640,683	682,686	103,401	(1,426,770)	1,126,751
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive (loss) income	(230,927)	(230,927)	(12,990)	—	243,917	(230,927)
Retained earnings	1,299,382	1,100,304	1,172,099	178,069	(2,450,472)	1,299,382

Total Community Health Systems, Inc. stockholders’ equity	2,189,464	1,510,060	1,841,796	281,472	(3,633,328)	2,189,464
Noncontrolling interests in equity of consolidated subsidiaries	—	—	—	60,913	—	60,913

Total equity	2,189,464	1,510,060	1,841,796	342,385	(3,633,328)	2,250,377

Total liabilities and equity	$2,823,640	$14,449,538	$11,588,046	$7,435,132	$(21,598,233)	$14,698,123

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Statement of Income
Three Months Ended June 30, 2011

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$2,002,412	$1,431,417	$—	$3,433,829

Operating costs and expenses:
Salaries and benefits	—	—	767,262	616,834	—	1,384,096
Provision for bad debts	—	—	259,583	173,419	—	433,002
Supplies	—	—	262,909	186,370	—	449,279
Other operating expenses	—	—	393,916	260,821	—	654,737
Rent	—	—	31,007	31,424	—	62,431
Depreciation and amortization	—	—	95,559	65,817	—	161,376

Total operating costs and expenses	—	—	1,810,236	1,334,685	—	3,144,921

Income from operations	—	—	192,176	96,732	—	288,908

Interest expense, net	—	22,212	123,347	17,671	—	163,230
Equity in earnings of unconsolidated affiliates	(35,389)	(39,072)	(45,752)	—	108,196	(12,017)

Income from continuing operations before income taxes	35,389	16,860	114,581	79,061	(108,196)	137,695
Provision for (benefit from) income taxes	—	(18,529)	41,364	21,986	—	44,821

Income from continuing operations	35,389	35,389	73,217	57,075	(108,196)	92,874
Discontinued operations, net of taxes:
Income (loss) from operations of entities sold and held for sale	—	—	2,813	(2,578)	—	235
Impairment of hospitals held for sale	—	—	(39,562)	—	—	(39,562)
Loss on sale	—	—	—	—	—	—

Loss from discontinued operations, net of taxes	—	—	(36,749)	(2,578)	—	(39,327)

Net income	35,389	35,389	36,468	54,497	(108,196)	53,547
Less: Net income attributable to noncontrolling interests	—	—	—	18,158	—	18,158

Net income attributable to Community Health Systems, Inc.	$35,389	$35,389	$36,468	$36,339	$(108,196)	$35,389

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Statement of Income
Three Months Ended June 30, 2010

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$1,770,800	$1,309,846	$—	$3,080,646

Operating costs and expenses:
Salaries and benefits	—	—	663,919	567,640	—	1,231,559
Provision for bad debts	—	—	220,065	146,937	—	367,002
Supplies	—	—	242,931	187,643	—	430,574
Other operating expenses	—	—	309,698	250,264	—	559,962
Rent	—	—	28,838	32,013	—	60,851
Depreciation and amortization	—	—	86,401	63,378	—	149,779

Total operating costs and expenses	—	—	1,551,852	1,247,875	—	2,799,727

Income from operations	—	—	218,948	61,971	—	280,919

Interest expense, net	—	28,433	118,682	13,644	—	160,759
Equity in earnings of unconsolidated affiliates	(70,065)	(82,583)	(27,298)	—	168,966	(10,980)

Income from continuing operations before income taxes	70,065	54,150	127,564	48,327	(168,966)	131,140
Provision for (benefit from) income taxes	—	(15,915)	46,694	11,982	—	42,761

Income from continuing operations	70,065	70,065	80,870	36,345	(168,966)	88,379
Discontinued operations, net of taxes:
Income (loss) from operations of entities sold and held for sale	—	—	1,789	(3,826)	—	(2,037)
Impairment of hospitals held for sale	—	—	—	—	—	—
Loss on sale	—	—	—	—	—	—

Loss from discontinued operations, net of taxes	—	—	1,789	(3,826)	—	(2,037)

Net income	70,065	70,065	82,659	32,519	(168,966)	86,342
Less: Net income attributable to noncontrolling interests	—	—	—	16,277	—	16,277

Net income attributable to Community Health Systems, Inc.	$70,065	$70,065	$82,659	$16,242	$(168,966)	$70,065

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Statement of Income
Six Months Ended June 30, 2011

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$3,932,956	$2,854,925	$—	$6,787,881

Operating costs and expenses:
Salaries and benefits	—	—	1,510,301	1,253,162	—	2,763,463
Provision for bad debts	—	—	499,434	333,537	—	832,971
Supplies	—	—	525,911	381,185	—	907,096
Other operating expenses	—	—	738,800	530,730	—	1,269,530
Rent	—	—	61,608	63,993	—	125,601
Depreciation and amortization	—	—	189,419	130,112	—	319,531

Total operating costs and expenses	—	—	3,525,473	2,692,719	—	6,218,192

Income from operations	—	—	407,483	162,206	—	569,689

Interest expense, net	—	50,315	244,740	31,393	—	326,448
Equity in earnings of unconsolidated affiliates	(96,713)	(114,604)	(77,710)	—	258,876	(30,151)

Income from continuing operations before income taxes	96,713	64,289	240,453	130,813	(258,876)	273,392
Provision for (benefit from) income taxes	—	(32,424)	86,803	34,534	—	88,913

Income from continuing operations	96,713	96,713	153,650	96,279	(258,876)	184,479
Discontinued operations, net of taxes:
Income (loss) from operations of entities sold and held for sale	—	—	4,158	(5,601)	—	(1,443)
Impairment of hospitals held for sale	—	—	(47,930)	—	—	(47,930)
Loss on sale	—	—	—	(3,234)	—	(3,234)

Loss from discontinued operations, net of taxes	—	—	(43,772)	(8,835)	—	(52,607)

Net income	96,713	96,713	109,878	87,444	(258,876)	131,872
Less: Net income attributable to noncontrolling interests	—	—	—	35,159	—	35,159

Net income attributable to Community Health Systems, Inc.	$96,713	$96,713	$109,878	$52,285	$(258,876)	$96,713

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Statement of Income
Six Months Ended June 30, 2010

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$3,546,129	$2,603,129	$—	$6,149,258

Operating costs and expenses:
Salaries and benefits	—	—	1,342,015	1,136,225	—	2,478,240
Provision for bad debts	—	—	442,530	290,973	—	733,503
Supplies	—	—	482,632	370,054	—	852,686
Other operating expenses	—	—	613,430	503,151	—	1,116,581
Rent	—	—	58,253	64,655	—	122,908
Depreciation and amortization	—	—	170,605	123,077	—	293,682

Total operating costs and expenses	—	—	3,109,465	2,488,135	—	5,597,600

Income from operations	—	—	436,664	114,994	—	551,658

Interest expense, net	—	57,447	235,294	27,441	—	320,182
Equity in earnings of unconsolidated affiliates	(140,072)	(166,296)	(50,851)	—	333,649	(23,570)

Income from continuing operations before income taxes	140,072	108,849	252,221	87,553	(333,649)	255,046
Provision for (benefit from) income taxes	—	(31,223)	92,817	20,716	—	82,310

Income from continuing operations	140,072	140,072	159,404	66,837	(333,649)	172,736
Discontinued operations, net of taxes:
Income (loss) from operations of entities sold and held for sale	—	—	6,231	(7,629)	—	(1,398)
Impairment of hospitals held for sale	—	—	—	—	—	—
Loss on sale	—	—	—	—	—	—

Loss from discontinued operations, net of taxes	—	—	6,231	(7,629)	—	(1,398)

Net income	140,072	140,072	165,635	59,208	(333,649)	171,338
Less: Net income attributable to noncontrolling interests	—	—	—	31,266	—	31,266

Net income attributable to Community Health Systems, Inc.	$140,072	$140,072	$165,635	$27,942	$(333,649)	$140,072

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2011

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$1,490	$(37,658)	$338,117	$282,736	$—	$584,685

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(162,692)	(41,572)	—	(204,264)
Purchases of property and equipment	—	—	(187,760)	(163,623)	—	(351,383)
Proceeds from disposition of ancillary operations	—	—	—	18,464	—	18,464
Proceeds from sale of property and equipment	—	—	881	7,153	—	8,034
Increase in other non-operating assets	—	—	(58,120)	(17,091)	—	(75,211)

Net cash used in investing activities	—	—	(407,691)	(196,669)	—	(604,360)

Cash flows from financing activities:
Proceeds from exercise of stock options	18,831	—	—	—	—	18,831
Deferred financing costs	—	(234)	—	—	—	(234)
Excess tax benefit relating to stock-based compensation	4,659	—	—	—	—	4,659
Stock buy-back	(50,002)	—	—	—	—	(50,002)
Proceeds from noncontrolling investors in joint ventures	—	—	—	863	—	863
Redemption of noncontrolling investments in joint ventures	—	—	—	(3,303)	—	(3,303)
Distributions to noncontrolling investors in joint ventures	—	—	—	(30,078)	—	(30,078)
Changes in intercompany balances with affiliates, net	25,022	62,908	(59,406)	(28,524)	—	—
Repayments of long-term indebtedness	—	(25,016)	(2,504)	(1,278)	—	(28,798)

Net cash provided by (used in) financing activities	(1,490)	37,658	(61,910)	(62,320)	—	(88,062)

Net change in cash and cash equivalents	—	—	(131,484)	23,747	—	(107,737)
Cash and cash equivalents at beginning of period	—	—	212,035	87,134	—	299,169

Cash and cash equivalents at end of period	$—	$—	$80,551	$110,881	$—	$191,432

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) — (Continued)
Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2010

	Parent		Other	Non-
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(100,143)	$(43,029)	$539,874	$145,090	$—	$541,792

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(389)	(2,024)	—	(2,413)
Purchases of property and equipment	—	—	(169,311)	(94,613)	—	(263,924)
Proceeds from disposition of ancillary operations	—	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	2,151	156	—	2,307
Increase in other non-operating assets	—	—	(31,750)	(32,508)	—	(64,258)

Net cash used in investing activities	—	—	(199,299)	(128,989)	—	(328,288)

Cash flows from financing activities:
Proceeds from exercise of stock options	53,615	—	—	—	—	53,615
Deferred financing costs	—	—	—	—	—	—
Excess tax benefit relating to stock-based compensation	10,104	—	—	—	—	10,104
Stock buy-back	(12,242)	—	—	—	—	(12,242)
Proceeds from noncontrolling investors in joint ventures	—	—	—	5,155	—	5,155
Redemption of noncontrolling investments in joint ventures	—	—	—	(2,395)	—	(2,395)
Distributions to noncontrolling investors in joint ventures	—	—	—	(29,371)	—	(29,371)
Changes in intercompany balances with affiliates, net	48,666	64,765	(73,906)	(39,525)	—	—
Repayments of long-term indebtedness	—	(21,736)	(9,996)	(2,425)	—	(34,157)

Net cash provided by (used in) financing activities	100,143	43,029	(83,902)	(68,561)	—	(9,291)

Net change in cash and cash equivalents	—	—	256,673	(52,460)	—	204,213
Cash and cash equivalents at beginning of period	—	—	238,495	106,046	—	344,541

Cash and cash equivalents at end of period	$—	$—	$495,168	$53,586	$—	$548,754

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
Executive Overview
     We are one of the largest publicly-traded operators of hospitals in the United States. We provide healthcare services through these hospitals that we own and operate in non-urban and selected urban markets. We generate revenue primarily by providing a broad range of general hospital healthcare services to patients in the communities in which we are located. We currently own and operate 133 hospitals comprised of 129 general acute care hospitals and four stand-alone rehabilitation or psychiatric hospitals, including three hospitals held for sale. In addition, we own and operate home care agencies, located primarily in markets where we also operate a hospital, and through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services. During the three months ended March 31, 2011, we sold a multi-specialty physician clinic and identified a hospital as held for sale. In June 2011, we entered into a definitive agreement to sell two additional hospitals. We anticipate closing on the sale of each of these three hospitals by September 30, 2011. Accordingly, the related results of operations, impairment of long-lived assets held for sale and the loss on sale have been classified as discontinued operations in the condensed consolidated statements of income for the three-month and six-month periods ended June 30, 2011 and 2010.
     Our net operating revenues for the three months ended June 30, 2011 increased to approximately $3.4 billion, as compared to approximately $3.1 billion for the three months ended June 30, 2010. Income from continuing operations, before noncontrolling interests, for the three months ended June 30, 2011 increased 5.1% over the three months ended June 30, 2010 to $92.9 million compared to $88.4 million. This increase in income from continuing operations during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, is due primarily to hospital acquisitions, higher revenues from an increase in outpatient surgeries offsetting a decrease in inpatient admissions, an increase in the average acuity of inpatient admissions and the elimination of certain unprofitable services in a few of our hospitals. We also benefitted from general rate and reimbursement increases and continued to benefit from management of our labor and supply costs which offset increases in our provisions for bad debts and other operating expenses. Net operating revenues for the three months ended June 30, 2011 included revenue related to the final settlement of a rate-related reimbursement dispute settled in our favor and other operating expenses for the three months ended June 30, 2011 included a charge related to the final settlement of a real estate matter against us. The amounts were individually immaterial and had a net favorable impact on income from continuing operations of approximately $1 million. Our successful physician recruiting efforts continue to be a key driver in the execution of our operating strategies. Total inpatient admissions for the three months ended June 30, 2011 increased 0.6%, compared to the three months ended June 30, 2010, and adjusted admissions for the three months ended June 30, 2011 increased 5.3%, compared to the three months ended June 30, 2010. On a same-store basis, admissions decreased 5.6% and adjusted admissions decreased 0.7%, compared with the three months ended June 30, 2010.
     Our net operating revenues for the six months ended June 30, 2011 increased to approximately $6.8 billion, as compared to approximately $6.1 billion for the six months ended June 30, 2010. Income from continuing operations, before noncontrolling interests, for the six months ended June 30, 2011 increased 6.8% over the six months ended June 30, 2010 to $184.5 million compared to $172.7 million. This increase in income from continuing operations during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, is due primarily to hospital acquisitions, higher revenues from an increase in outpatient surgeries offsetting a decrease in inpatient admissions, an increase in the average acuity of inpatient admissions and the elimination of certain unprofitable services in a few of our hospitals. We also benefitted from general rate and reimbursement increases and continued to benefit from management of our labor and supply costs which offset increases in our provisions for bad debts and other operating expenses. Our successful physician recruiting efforts continue to be a key driver in the execution of our operating strategies. Total inpatient admissions for the six months ended June 30, 2011 increased 1.2%, compared to the six months ended June 30, 2010, and adjusted admissions for the six months ended June 30, 2011 increased 5.1%, compared to the six months ended June 30, 2010. On a same-store basis, admissions decreased 4.4% and adjusted admissions decreased 0.2%, compared to the six months ended June 30, 2010.
     Self-pay revenues represented approximately 12.0% and 11.4% of our net operating revenues for the three months ended June 30, 2011 and 2010, respectively, and approximately 12.2% and 11.4% of our net operating revenues for the six months ended June 30, 2011 and 2010, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 4.4% and 4.1% for the three months ended June 30, 2011 and 2010, respectively, and approximately 4.4% and 4.0% of our net operating revenues for the six months ended June 30, 2011 and 2010, respectively. Direct and indirect costs incurred by us in providing charity care services were approximately 0.8% of net operating revenues for the three-month periods ended June 30, 2011 and 2010 and the six-month periods ended June 30, 2011 and 2010.
     On July 19, 2011, we announced that one or more of our subsidiaries has executed a definitive agreement to acquire substantially all of the assets of Moses Taylor Health Care System, located in northeast Pennsylvania. The system includes Moses Taylor Hospital (217 licensed beds) in Scranton and Mid-Valley Hospital (25 licensed beds) in Peckville. Also in July 2011, one or more of our subsidiaries entered into a definitive agreement to acquire substantially all of the assets of Tomball Regional Medical Center (357 licensed beds), located in Tomball, Texas and serving the greater northwest Houston market. The transaction, subject to customary federal and state regulatory approvals, is expected to be completed in 2011.
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

     In addition to the Reform Legislation, the American Recovery and Reinvestment Act of 2009 included provisions for implementing health information technology under the Health Information Technology for Economic and Clinical Health Act, or HITECH Act. These provisions were designed to increase the use of electronic health records, or EHR, technology and establish the requirements for a Medicare and Medicaid incentive payments program beginning in 2011 for eligible hospitals and providers that adopt and meaningfully use certified EHR technology. These incentive payments are intended to offset a portion of the cost incurred to implement and qualify as a meaningful user of EHR. Rules adopted in July 2010 by the Department of Health and Human Services established an initial set of standards and certification criteria. Our hospital facilities are scheduled to implement EHR technology on a facility-by-facility basis beginning in 2011. We anticipate recognizing revenues related to the Medicare or Medicaid incentive payments as we are able to implement the certified EHR technology and meet the defined “meaningful use criteria.” However, there can be no assurance that we will ultimately qualify for these incentive payments and should we qualify, the amounts received may vary from estimates as they are dependent on the availability of federal funding for both Medicare and Medicaid incentive payments, timing of the approval of state Medicaid incentive plans by the Centers for Medicare and Medicaid Services, or CMS, and the timing of our ability to implement and demonstrate meaningful use of the EHR technology. The timing of recognizing revenue from the incentive payments will not correlate with the timing of recognizing operating expenses and incurring capital costs in connection with the implementation of EHR technology which may result in material period-to-period changes in our future results of operations. Hospitals that do not qualify as a meaningful user of EHR technology by 2015 are subject to a reduced market basket update to the inpatient prospective payment system standardized amount in 2015 and each subsequent fiscal year. Although we believe that our hospital facilities will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provisions of the HITECH Act.
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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Medicare	26.8%	27.7%	27.1%	27.8%
Medicaid	10.1%	10.8%	9.9%	10.5%
Managed Care and other third-party payors	51.1%	50.1%	50.8%	50.3%
Self-pay	12.0%	11.4%	12.2%	11.4%

Total	100.0%	100.0%	100.0%	100.0%

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
     Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month and six-month periods ended June 30, 2011 and 2010. In the future, we expect the percentage of revenues received from the Medicare program to increase due to the general aging of the population.
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

     The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Expressed as a percentage of net operating revenues)
Consolidated
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(86.8)	(86.1)	(86.9)	(86.3)
Depreciation and amortization	(4.7)	(4.8)	(4.7)	(4.7)

Income from operations	8.5	9.1	8.4	9.0
Interest expense, net	(4.8)	(5.2)	(4.8)	(5.3)
Equity in earnings of unconsolidated affiliates	0.3	0.4	0.4	0.4

Income from continuing operations before income taxes	4.0	4.3	4.0	4.1
Provision for income taxes	(1.3)	(1.4)	(1.3)	(1.3)

Income from continuing operations	2.7	2.9	2.7	2.8
Loss from discontinued operations, net of taxes	(1.1)	(0.1)	(0.8)	—

Net income	1.6	2.8	1.9	2.8
Less: Net income attributable to noncontrolling interests	(0.6)	(0.5)	(0.5)	(0.5)

Net income attributable to Community Health Systems, Inc.	1.0%	2.3%	1.4%	2.3%

	Three Months Ended	Six Months Ended
	June 30, 2011	June 30, 2011
Percentage increase (decrease) from same period prior year:
Net operating revenues	11.5%	10.4%
Admissions	0.6	1.2
Adjusted admissions (b)	5.3	5.1
Average length of stay	4.8	2.3
Net income attributable to Community Health Systems, Inc. (c)	(49.5)	(31.0)
Same-store percentage increase (decrease) from same period prior year (d):
Net operating revenues	5.8%	5.6%
Admissions	(5.6)	(4.4)
Adjusted admissions (b)	(0.7)	(0.2)

(a)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses.

(b)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(c)	Includes loss from discontinued operations.

(d)	Includes acquired hospitals to the extent we operated them in both periods.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
     Net operating revenues increased $353.2 million to approximately $3.4 billion for the three months ended June 30, 2011, from approximately $3.1 billion for the three months ended June 30, 2010. Growth from hospitals owned throughout both periods contributed $177.7 million of that increase and hospitals acquired in 2010 along with the final settlement of a rate-related reimbursement contributed $175.5 million. On a same-store basis, net operating revenues increased 5.8%. The increased net operating revenues contributed by hospitals that we owned throughout both periods were primarily attributable to general rate and reimbursement increases including revenues from states with provider assessment programs.
     On a consolidated basis, inpatient admissions increased by 0.6% and adjusted admissions increased by 5.3% during the three months ended June 30, 2011. This increase in inpatient and adjusted admissions was due primarily to acquisitions during the past twelve months. On a same-store basis, inpatient admissions decreased by 5.6% during the three months ended June 30, 2011. This decrease in same-store inpatient admissions was due primarily to a decrease in admissions from women’s services including obstetrics and gynecology, reductions in one day stays from the emergency room with a corresponding increase in outpatient visits, reductions in one day stays with no emergency room charge with a corresponding increase in outpatient visits and reductions due to competition, weather and certain service closures in a few of our hospitals during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010.
     Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased 0.7% to 86.8% for the three months ended June 30, 2011, compared to 86.1% for the three months ended June 30, 2010. Salaries and benefits, as a percentage of net operating revenues, increased 0.3% to 40.3% for the three months ended June 30, 2011, compared to 40.0% for the three months ended June 30, 2010. This increase is due primarily to the impact of recent acquisitions and an increase in the number of employed physicians, which offset efficiencies gained at hospitals owned throughout both periods. Provision for bad debts as a percentage of net operating revenues, increased 0.7% to 12.6% for the three months ended June 30, 2011, compared to 11.9% for the three months ended June 30, 2010. This increase is due primarily to the increase in self-pay revenues as a percentage of total net operating revenues. Supplies, as a percentage of net operating revenues, decreased 0.9% to 13.1% for the three months ended June 30, 2011, as compared to 14.0% for the three months ended June 30, 2010. This decrease is due primarily to lower implant costs, medical supply costs, drug costs, pacemaker costs and an improvement in vendor rebates. Other operating expenses, as a percentage of net operating revenues, increased 0.8% to 19.0% for the three months ended June 30, 2011, as compared to 18.2% for the three months ended June 30, 2010. This increase is due primarily to an increase in provider taxes from states with provider assessment programs and increased legal expenses and other costs relating to the Tenet lawsuit, shareholder lawsuits and the governmental investigations discussed in more detail in “Legal Proceedings” in Part II, Item 1 of this Form 10-Q. Rent, as a percentage of net operating revenues, decreased 0.2% to 1.8% for the three months ended June 30, 2011, as compared to 2.0% for the three months ended June 30, 2010. Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased 0.1% to 0.3% for the three months ended June 30, 2011, compared to 0.4% for the three months ended June 30, 2010.
     Depreciation and amortization, as a percentage of net operating revenues, decreased 0.1% to 4.7% for the three months ended June 30, 2011, as compared to 4.8% for the three months ended June 30, 2010.
     Interest expense, net, increased by $2.5 million from $160.8 million for the three months ended June 30, 2010 to $163.2 million for the three months ended June 30, 2011. An increase in interest rates during the three months ended June 30, 2011, compared to the three months ended June 30, 2010, resulted in an increase in interest expense of $6.4 million. These increases were offset by a decrease in interest expense of $0.6 million due to a decrease in our average outstanding debt during the three months ended June 30, 2011, compared to June 30, 2010. Additionally, interest expense decreased by $3.3 million as a result of more interest being capitalized during the three months ended June 30, 2011, as compared to the three months ended June 30, 2010, as the current year period had more major construction projects.
     The net of the above mentioned changes resulted in income from continuing operations before income taxes increasing $6.6 million from $131.1 million for the three months ended June 30, 2010 to $137.7 million for the three months ended June 30, 2011.
     Provision for income taxes increased from $42.8 million for the three months ended June 30, 2010 to $44.8 million for the three months ended June 30, 2011, due primarily to an increase in income from continuing operations before income taxes in the comparable period in 2010, as discussed above. Our effective tax rates remained consistent at 32.6% for each of the three-month periods ended June 30, 2011 and 2010.

     Income from continuing operations, as a percentage of net operating revenues, decreased from 2.9% for the three months ended June 30, 2010 to 2.7% for the three months ended June 30, 2011. The decrease in income from continuing operations, as a percentage of net operating revenues, is primarily a result of the increases in operating expenses discussed above. Net income, as a percentage of net operating revenues, decreased from 2.8% for the three months ended June 30, 2010 to 1.6% for the three months ended June 30, 2011. The decrease in net income, as a percentage of net operating revenues, is primarily due to the loss on discontinued operations from the impairment of hospitals held for sale.
     Net income attributable to noncontrolling interests as a percentage of net operating revenues, increased 0.1% to 0.6% for the three months ended June 30, 2011, compared to 0.5% for the three months ended June 30, 2010.
     Net income attributable to Community Health Systems, Inc. was $35.4 million for the three months ended June 30, 2011, compared to $70.1 million for the three months ended June 30, 2010, representing a decrease of 49.5%. The decrease in net income is primarily due to the loss on discontinued operations from the impairment of hospitals held for sale.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     Net operating revenues increased $638.6 million to approximately $6.8 billion for the six months ended June 30, 2011, from approximately $6.1 billion for the six months ended June 30, 2010. Growth from hospitals owned throughout both periods contributed $344.2 million of that increase and hospitals acquired in 2010 along with the final settlement of a rate-related reimbursement dispute contributed $294.4 million. On a same-store basis, net operating revenues increased 5.6%. The increased net operating revenues contributed by hospitals that we owned throughout both periods were primarily attributable to general rate and reimbursement increases including revenues from states with provider assessment programs.
     On a consolidated basis, inpatient admissions increased by 1.2% and adjusted admissions increased by 5.1% during the six months ended June 30, 2011. This increase in inpatient and adjusted admissions was due primarily to acquisitions during the past twelve months. On a same-store basis, inpatient admissions decreased by 4.4% during the six months ended June 30, 2011. This decrease in same-store inpatient admissions was due primarily to a decrease in admissions from women’s services including obstetrics and gynecology, reductions in one day stays from the emergency room with a corresponding increase in outpatient visits, reductions in one day stays with no emergency room charge with a corresponding increase in outpatient visits and reductions due to competition, weather and certain service closures in a few of our hospitals during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010.
     Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased 0.6% to 86.9% for the six months ended June 30, 2011, compared to 86.3% for the six months ended June 30, 2010. Salaries and benefits, as a percentage of net operating revenues, increased 0.4% to 40.7% for the six months ended June 30, 2011, compared to 40.3% for the six months ended June 30, 2010. This increase is due primarily to the impact of recent acquisitions and an increase in the number of employed physicians, which offset efficiencies gained at hospitals owned throughout both periods. Provision for bad debts as a percentage of net operating revenues, increased 0.4% to 12.3% for the six months ended June 30, 2011, compared to 11.9% for the six months ended June 30, 2010. This increase is due primarily to the increase in self-pay revenues as a percentage of total net operating revenues. Supplies, as a percentage of net operating revenues, decreased 0.5% to 13.4% for the six months ended June 30, 2011, as compared to 13.9% for the six months ended June 30, 2010. This decrease is due primarily to lower implant costs, medical supply costs, drug costs, pacemaker costs and an improvement in vendor rebates. Other operating expenses, as a percentage of net operating revenues, increased 0.4% to 18.6% for the six months ended June 30, 2011, as compared to 18.2% for the six months ended June 30, 2010. This increase is due primarily to an increase in provider taxes from states with provider assessment programs and increased legal expenses and other costs relating to the Tenet lawsuit, shareholder lawsuits and the governmental investigations discussed in more detail in “Legal Proceedings” in Part II, Item 1 of this Form 10-Q. Rent, as a percentage of net operating revenues, decreased 0.1% to 1.9% for the six months ended June 30, 2011, as compared to 2.0% for the six months ended June 30, 2010. Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.4% for each of the six-month periods ended June 30, 2011 and 2010.
     Depreciation and amortization, as a percentage of net operating revenues, remained consistent at 4.7% for each of the six-month periods ended June 30, 2011 and 2010.
     Interest expense, net, increased by $6.3 million from $320.2 million for the six months ended June 30, 2010 to $326.4 million for the six months ended June 30, 2011. An increase in interest rates during the six months ended June 30, 2011, compared to the six months ended June 30, 2010, resulted in an increase in interest expense of $11.5 million. These increases were offset by a decrease in interest expense of $1.3 million due to a decrease in our average outstanding debt during the six months ended June 30, 2011, compared to June 30, 2010. Additionally, interest expense decreased by $3.9 million as a result of more interest being capitalized during the six months ended June 30, 2011, as compared to the six months ended June 30, 2010, as the current year period had more major construction projects.
     The net of the above mentioned changes resulted in income from continuing operations before income taxes increasing $18.4 million from $255.0 million for the six months ended June 30, 2010 to $273.4 million for the six months ended June 30, 2011.
     Provision for income taxes increased from $82.3 million for the six months ended June 30, 2010 to $88.9 million for the six months ended June 30, 2011, due primarily to an increase in income from continuing operations before income taxes in the comparable period in 2010, as discussed above. Our effective tax rates were 32.5% and 32.3% for the six months ended June 30, 2011 and 2010, respectively.
     Income from continuing operations, as a percentage of net operating revenues, decreased from 2.8% for the six months ended June 30, 2010 to 2.7% for the six months ended June 30, 2011. The decrease in income from continuing operations, as a percentage of net operating revenues, is primarily a result of the increased operating costs as a percentage of net revenue discussed above. Net income, as a percentage of net operating revenues, decreased from 2.8% for the six months ended June 30, 2010 to 1.9% for the six months ended June 30, 2011. The decrease in net income, as a percentage of net operating revenues, is primarily due to the loss on discontinued operations from the loss on sale, impairment of hospitals held for sale and loss on entities sold and held for sale.
     Net income attributable to noncontrolling interests as a percentage of net operating revenues, remained consistent at 0.5% for each of the six-month periods ended June 30, 2011 and 2010.
     Net income attributable to Community Health Systems, Inc. was $96.7 million for the six months ended June 30, 2011, compared to $140.1 million for the six months ended June 30, 2010, representing a decrease of 31.0%. The decrease in net income is primarily due to the loss on discontinued operations from the loss on sale, impairment of hospitals held for sale and loss on entities sold and held for sale.
Liquidity and Capital Resources
     Net cash provided by operating activities increased $42.9 million, from $541.8 million for the six months ended June 30, 2010 to $584.7 million for the six months ended June 30, 2011. The increase in cash provided by operating activities, in comparison to the prior year period, is primarily due to an increase in depreciation and amortization expense of $23.3 million, impairment of long-lived assets of $47.9 million, an increase in all other non-cash expenses of $15.7 million, an increase in cash flow from the change in supplies, prepaid expenses and other current assets of $10.5 million and an increase in cash flow from the change in accounts payable, accrued liabilities and income taxes of $15.4 million, due primarily to the timing of payments during the periods. These increases were offset by a decrease in net income of $39.5 million, a decrease in cash flow from the change in accounts receivable of $19.2 million and a decrease in cash flow from the change in other assets and liabilities of $11.2 million.
     The cash used in investing activities was $604.4 million for the six months ended June 30, 2011, compared to $328.3 million for the six months ended June 30, 2010. The increase in cash used in investing activities, in comparison to the prior year period, is primarily due to an increase in cash used for acquisition of facilities and other related equipment of $201.9 million, an increase in cash used for purchasing property and equipment of $87.5 million and an increase in cash used for other assets, which consists primarily of purchases and development of internal-use software and payments made under non-employee physician recruiting agreements, of $10.9 million. Other changes in cash used in investing activities were an increase in proceeds from the disposition of ancillary operations of $18.5 million and an increase in proceeds received from the sale of property and equipment of $5.7 million.
     The cash used in financing activities was $88.1 million for the six months ended June 30, 2011, compared to $9.3 million for the six months ended June 30, 2010. The increase in cash used in financing activities, in comparison to the prior year period, is due primarily to a decrease in proceeds from the exercise of stock options and an increase in cash used to purchase outstanding shares under our open market repurchase program.
Capital Expenditures
     Cash expenditures related to purchases of facilities were $204.3 million for the six months ended June 30, 2011, compared to $2.4 million for the six months ended June 30, 2010. The expenditures during the six months ended June 30, 2011 were for the purchase of three hospitals in Pennsylvania, surgery centers and physician practices and the settlement of working capital items from 2010 acquisitions. The expenditures during the six months ended June 30, 2010 were for the purchase of non-hospital facilities and the settlement of working capital items from a prior year acquisition, and no hospitals were acquired during that period.
     Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the six months ended June 30, 2011 totaled $269.3 million, compared to $260.4 million for the six months ended June 30, 2010. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals for the six months ended June 30, 2011 totaled $82.1 million, compared to $3.5 million for the six months ended June 30, 2010. The costs to construct replacement hospitals for the six months ended June 30, 2011 represented both planning and construction costs for the four replacement hospitals discussed below. The costs to construct replacement hospitals for the six months ended June 30, 2010 represented planning costs for future construction projects since there were no replacement hospitals under construction.
     Pursuant to purchase agreements in effect as of June 30, 2011 and where certificate of need approval has been obtained, we have commitments to build the following three replacement facilities: As required by an amendment to our lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location by November 2012. As part of an acquisition in 2007, we agreed to build a replacement hospital in Valparaiso, Indiana by April 2011; however, due to delays in receiving government approved building and zoning permits, completion is not expected until the fourth quarter of 2012. These delays did not result in any penalties under the terms of the agreement and we do not expect such delays to result in any significant increase in the costs to construct the replacement facility. As part of an acquisition in 2009, we agreed to build a replacement hospital in Siloam Springs, Arkansas by February 2013. Construction costs, including equipment costs, for these three replacement facilities are currently estimated to be approximately $318.5 million, of which approximately $128.3 million has been incurred to date. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement to our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need from the Alabama Certificate of Need Review Board; however, this certificate of need remains subject to an appeal process. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280.0 million for the Birmingham replacement facility.
Capital Resources
     Net working capital was approximately $1.072 billion at June 30, 2011, compared to approximately $1.229 billion at December 31, 2010. The decrease in net working capital is primarily due to the use of free cash flow and cash on hand to complete acquisitions of a hospital system and several physician practices, repurchase outstanding shares under our repurchase program, and make repayments of certain long-term indebtedness.
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
     The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our and our subsidiaries’ ability, subject to certain exceptions, to, among other things, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of our businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change our fiscal year. We and our subsidiaries are also required to comply with specified financial covenants (consisting of a leverage ratio and an interest coverage ratio) and various affirmative covenants.
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
     As of June 30, 2011, the availability for additional borrowings under our Credit Facility was approximately $750 million pursuant to the revolving credit facility, of which $37.9 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements through the next 12 months and into the foreseeable future.

     As of June 30, 2011, we are a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 90% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans due 2014 and 350 basis points for term loans due 2017 under the Credit Facility.

	Notional
	Amount	Fixed Interest	Termination	Fair Value
Swap #	(in 000’s)	Rate	Date	(in 000’s)
1	$300,000	5.1140%	August 8, 2011	$1,533
2	100,000	4.7185%	August 19, 2011	605
3	100,000	4.7040%	August 19, 2011	603
4	100,000	4.6250%	August 19, 2011	592
5	200,000	4.9300%	August 30, 2011	1,551
6	200,000	3.0920%	September 18, 2011	1,248
7	100,000	3.0230%	October 23, 2011	869
8	200,000	4.4815%	October 26, 2011	2,712
9	200,000	4.0840%	December 3, 2011	3,279
10	100,000	3.8470%	January 4, 2012	1,822
11	100,000	3.8510%	January 4, 2012	1,824
12	100,000	3.8560%	January 4, 2012	1,826
13	200,000	3.7260%	January 8, 2012	3,610
14	200,000	3.5065%	January 16, 2012	3,514
15	250,000	5.0185%	May 30, 2012	10,654
16	150,000	5.0250%	May 30, 2012	6,401
17	200,000	4.6845%	September 11, 2012	10,208
18	100,000	3.3520%	October 23, 2012	3,798
19	125,000	4.3745%	November 23, 2012	6,794
20	75,000	4.3800%	November 23, 2012	4,082
21	150,000	5.0200%	November 30, 2012	9,618
22	200,000	2.2420%	February 28, 2013	5,561
23	100,000	5.0230%	May 30, 2013	8,262
24	300,000	5.2420%	August 6, 2013	27,964
25	100,000	5.0380%	August 30, 2013	9,101
26	50,000	3.5860%	October 23, 2013	3,130
27	50,000	3.5240%	October 23, 2013	3,063
28	100,000	5.0500%	November 30, 2013	9,857
29	200,000	2.0700%	December 19, 2013	5,715
30	100,000	5.2310%	July 25, 2014	11,994
31	100,000	5.2310%	July 25, 2014	11,998
32	200,000	5.1600%	July 25, 2014	23,584
33	75,000	5.0405%	July 25, 2014	8,571
34	125,000	5.0215%	July 25, 2014	14,218
35	100,000	2.6210%	July 25, 2014	4,349
36	100,000	3.1100%	July 25, 2014	5,788
37	100,000	3.2580%	July 25, 2014	6,222
38	200,000	2.6930%	October 26, 2014	7,504	(1)
39	300,000	3.4470%	August 8, 2016	18,662	(2)
40	200,000	3.4285%	August 19, 2016	12,096	(3)
41	100,000	3.4010%	August 19, 2016	6,019	(4)
42	200,000	3.5000%	August 30, 2016	12,529	(5)
43	100,000	3.0050%	November 30, 2016	4,196

(1)	This interest rate swap becomes effective October 26, 2011, concurrent with the termination of swap #8.

(2)	This interest rate swap becomes effective August 8, 2011, concurrent with the termination of swap #1.

(3)	This interest rate swap becomes effective August 19, 2011, concurrent with the termination of swaps #2 and #4.

(4)	This interest rate swap becomes effective August 19, 2011, concurrent with the termination of swap #3.

(5)	This interest rate swap becomes effective August 30, 2011, concurrent with the termination of swap #5.
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
     We believe that internally generated cash, availability for additional borrowings under our Credit Facility of $750 million (consisting of a $750 million revolving credit facility, of which $37.9 million is set aside for outstanding letters of credit as of June 30, 2011) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion, our ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) and our continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash, borrowings under our Credit Facility as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.

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
     The ratio of earnings to fixed charges for the six months ended June 30, 2011 is as follows:

Six Months
Ended
June 30, 2011
Ratio of earnings to fixed charges (1)	1.70x

(1)	There are no shares of preferred stock outstanding.
Off-balance Sheet Arrangements
     Our consolidated operating results for the six months ended June 30, 2011 and 2010, included $125.8 million and $120.5 million, respectively, of net operating revenues and $10.1 million and $11.3 million, respectively, of income from operations generated from five hospitals operated by us under operating lease arrangements. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the respective assets and the future lease obligations under these arrangements are not recorded on our condensed consolidated balance sheet. Lease costs under these arrangements are included in rent expense and totaled approximately $6.0 million and $6.2 million for the six months ended June 30, 2011 and 2010, respectively. The current terms of these operating leases expire between June 2012 and December 2020, not including lease extension options. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.
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
     During the year ended December 31, 2010, we entered into an agreement with the lessor of Cleveland Regional Medical Center, or Cleveland Regional, our leased facility in Cleveland, TX, to exchange our ownership interest in certain real estate at Hill Regional Medical Center, or Hill Regional, in Hillsboro, TX for the lessor’s ownership interest in the real estate at Cleveland Regional. The related lease agreement was amended to incorporate Hill Regional as a leased asset with no change to the remaining lease term or payment schedule. No monetary consideration was exchanged in this transaction, and the transaction qualifies as a non-taxable, like-kind exchange under the regulations in Section 1031 of the Internal Revenue Code. The assets of Cleveland Regional were recorded in the condensed consolidated balance sheet at fair value on the date of this transaction; however, as a result of our continuing involvement in the Hill Regional assets, the exchange with the lessor does not qualify for sale treatment under U.S. GAAP. Accordingly, the transaction has been accounted for as a financing obligation and the assets of Hill Regional will remain on the condensed consolidated balance sheet as assets recorded under a financing obligation. Starting in the fourth quarter of 2010, future payments under the lease are amortized against the financing obligation rather than recorded as rent expense.
Noncontrolling Interests
     We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of June 30, 2011, we have hospitals in 24 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also had a non-profit entity as a partner. In addition, we have three other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $376.7 million and $387.5 million as of June 30, 2011 and December 31, 2010, respectively. Noncontrolling interests in equity of consolidated subsidiaries was $61.3 million and $60.9 million as of June 30, 2011 and December 31, 2010, respectively. The amount of net income attributable to noncontrolling interests was $18.2 million and $16.3 million for the three months ended June 30, 2011 and 2010, respectively, and $35.2 million and $31.3 million for the six months ended June 30, 2011 and 2010, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we will not introduce physician ownership at any of our wholly-owned facilities or increase the aggregate percentage of physician ownership in any of our existing joint ventures.

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
Third Party Reimbursement
     Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at June 30, 2011 from our estimated reimbursement percentage, net income for the six months ended June 30, 2011 would have changed by approximately $33.0 million, and net accounts receivable at June 30, 2011 would have changed by $52.3 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month and six-month periods ended June 30, 2011 and 2010.

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
     Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third-party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at June 30, 2011 from our estimated collection percentage as a result of a change in expected recoveries, net income for the six months ended June 30, 2011 would have changed by $18.3 million, and net accounts receivable at June 30, 2011 would have changed by $29.1 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding and the impact of recent acquisitions and dispositions.
     Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $2.2 billion and $2.1 billion at June 30, 2011 and December 31, 2010, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.
     All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.
     Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.
     Days revenue outstanding was 47 days and 46 days at June 30, 2011 and December 31, 2010, respectively. Our target range for days revenue outstanding is 46 to 56 days.
     Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $7.7 billion and $7.2 billion as of June 30, 2011 and December 31, 2010, respectively.

     The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor category is as follows:

	June 30,	December 31,
	2011	2010
Insured receivables	63.7%	63.9%
Self-pay receivables	36.3%	36.1%

Total	100.0%	100.0%

     For the hospital segment, the combined total of the allowance for doubtful accounts for self-pay accounts receivable and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 84% at both June 30, 2011 and December 31, 2010. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 91% at both June 30, 2011 and December 31, 2010.
Goodwill and Other Intangibles
     Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. We have selected September 30 as our annual testing date. Based on the results of our most recent annual impairment test, we have concluded that we do not have any reporting units that are at risk of failing step one of the goodwill impairment test.
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
     There have been no significant changes in our estimate of the reserve for professional liability claims during the three and six months ended June 30, 2011.

Income Taxes
     We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.
     The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $7.7 million as of June 30, 2011. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income as income tax expense. A total of approximately $1.5 million of interest and penalties is included in the amount of liability for uncertain tax positions at June 30, 2011. During the six months ended June 30, 2011, we increased liabilities by $0.1 million and increased interest and penalties by approximately $0.2 million.
     We believe it is reasonably possible that approximately $2.3 million of our current unrecognized tax benefit may be recognized within the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities.
     We, or one or more of our subsidiaries, file income tax returns in the United States federal jurisdiction and various state jurisdictions. We have extended the federal statute of limitations for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003. We are currently under examination by the Internal Revenue Service, or IRS, regarding the federal tax return of Triad for the tax periods ended December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. We believe the results of this examination will not be material to our consolidated results of operations or consolidated financial position. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2007 and federal income tax examinations with respect to Community Health Systems, Inc. federal returns for years prior to 2007. Our federal income tax returns for the 2007 and 2008 tax years are currently under examination by the IRS. We believe the results of this examination will not be material to our consolidated results of operations or consolidated financial position.
Recent Accounting Pronouncements
     In August 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-24, which provides clarification to companies in the healthcare industry on the accounting for professional liability insurance. This ASU states that receivables related to insurance recoveries should not be netted against the related claim liability and such claim liabilities should be determined without considering insurance recoveries. This ASU is effective for fiscal years beginning after December 15, 2010 and was adopted by us on January 1, 2011. The adoption of this ASU increased other current assets by $2.5 million, other assets, net by $41.1 million and long-term liabilities by $43.6 million in the condensed consolidated balance sheet at June 30, 2011 and no impact to the condensed consolidated statement of income for the three and six months ended June 30, 2011.
     In August 2010, the FASB issued ASU 2010-23, which requires a company in the healthcare industry to use its direct and indirect costs of providing charity care as the measurement basis for charity care disclosures. This ASU also requires additional disclosures of the method used to determine such costs. We adopted this ASU on January 1, 2011. In the ordinary course of business, we render services to patients who are financially unable to pay for hospital care. Included in the provision for contractual allowances is the value (at our standard charges) of these services to patients who are unable to pay that is eliminated from net operating revenues when it is determined they qualify under our charity care policy. The estimated cost incurred by us to provide these services to patients who are unable to pay was approximately $28.0 million and $25.3 million for the three months ended June 30, 2011 and 2010, respectively, and $54.1 million and $50.8 million for the six months ended June 30, 2011 and 2010, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period. Gross charges associated with providing care to charity patients includes only the related charges for those patients who are financially unable to pay and qualify under our charity care policy and that do not otherwise qualify for reimbursement from a governmental program.
     In July 2011, the FASB issued ASU 2011-07, which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about our policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectibility of patient service revenue. This ASU is effective for fiscal years beginning after

December 15, 2011, and will be adopted by us in the first quarter of 2012. We are currently assessing the potential impact the adoption of this ASU will have on our consolidated results of operations and consolidated financial position.
FORWARD-LOOKING STATEMENTS
     Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:
•	general economic and business conditions, both nationally and in the regions in which we operate;

•	implementation and effect of recently-adopted and potential federal and state healthcare legislation;

•	risks associated with our substantial indebtedness, leverage and debt service obligations;

•	demographic changes;

•	changes in, or the failure to comply with, governmental regulations;

•	potential adverse impact of known and unknown government investigations, audits, and Federal and State False Claims Act litigation and other legal proceedings;

•	our ability, where appropriate, to enter into and maintain managed care provider arrangements and the terms of these arrangements;

•	changes in, or the failure to comply with, managed care provider contracts could result in disputes and changes in reimbursement that could be applied retroactively;

•	changes in inpatient or outpatient Medicare and Medicaid payment levels;

•	increases in the amount and risk of collectability of patient accounts receivable;

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply costs due to market pressure from pharmaceutical companies and new product releases;

•	liabilities and other claims asserted against us, including self-insured malpractice claims;

•	competition;

•	our ability to attract and retain, without significant employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers;

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals;

•	changes in medical or other technology;

•	changes in U.S. GAAP;

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to successfully acquire additional hospitals and complete the sale of hospitals held for sale;

•	our ability to successfully integrate any acquired hospitals or to recognize expected synergies from such acquisitions;

•	our ability to obtain adequate levels of general and professional liability insurance; and

•	timeliness of reimbursement payments received under government programs.

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
     A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $1.6 million and $1.7 million for the three months ended June 30, 2011 and 2010, respectively, and approximately $3.2 million and $3.4 million for the six months ended June 30, 2011 and 2010, respectively.

Item 4.	Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this report. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be included in this report has been recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be included in this report was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
     There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
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
Community Health Systems, Inc. Legal Proceedings
     On February 10, 2006, we received a letter from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 2006 letter focused on our hospitals in three states: Arkansas, New Mexico, and South Carolina. On August 31, 2006, we received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to our three hospitals in that state. Through the beginning of 2009, we provided the Department of Justice with requested documents, met with its personnel on numerous occasions, and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified us that it believed that we and these three New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. At one point, the Civil Division calculated that the three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million and said that if it proceeded to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc., pending in the United States District Court for the District of New Mexico. The federal government filed its complaint in intervention on June 30, 2009. The relator filed a second amended complaint on July 1, 2009. Both of these complaints expand the time period during which alleged improper payments were made. We filed motions to dismiss all of the federal government’s and the relator’s claims on August 28, 2009. On March 19, 2010, the court granted in part and denied in part our motion to dismiss as to the relator’s complaint. On July 7, 2010, the court denied our motion to dismiss the federal government’s complaint in intervention. On July 21, 2010, we filed our answer and pretrial discovery began. On June 2, 2011, the relator filed a Third Amended Complaint adding subsidiaries Community Health Systems Professional Services Corporation and CHS/Community Health Systems, Inc. as defendants. On June 6, 2011, the government filed its First Amended Complaint in intervention adding Community Health Systems Professional Services Corporation as a defendant. Discovery is continuing. The discovery deadline is currently set for September 30, 2011, the deadline for filing of Motions for Summary Judgment is November 21, 2011 and there is currently no trial date set. We are vigorously defending this action.
     On June 12, 2008, two of our hospitals received letters from the United States Attorney’s Office for the Western District of New York requesting documents in an investigation it was conducting into billing practices with respect to kyphoplasty procedures performed during the period January 1, 2002 through June 9, 2008. On September 16, 2008, one of our hospitals in South Carolina also received an inquiry. Kyphoplasty is a surgical spine procedure that returns a compromised vertebrae (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. We have been informed that similar investigations have been initiated at unaffiliated facilities in Alabama, South Carolina, Indiana and other states. We believe that this investigation is related to a qui tam settlement between the same United States Attorney’s office and the manufacturer and distributor of the Kyphon product, which is used in performing the kyphoplasty procedure. We are cooperating with the investigation by collecting and producing material responsive to the requests. We are continuing to evaluate and discuss this matter with the federal government.
     On April 19, 2009, we were served in Roswell, New Mexico with an answer and counterclaim in the case of Roswell Hospital Corporation d/b/a Eastern New Mexico Medical Center vs. Patrick Sisneros and Tammie McClain (sued as Jane Doe Sisneros). The case was originally filed as a collection matter. The counterclaim was filed as a putative class action and alleged theories of breach of contract, unjust enrichment, misrepresentation, prima facie tort, Fair Trade Practices Act and violation of the New Mexico RICO statute. On May 7, 2009, the hospital filed a notice of removal to federal court. On July 27, 2009, the case was remanded to state court for lack of a federal question. A motion to dismiss and a motion to dismiss misjoined counterclaim plaintiffs were filed on October 20, 2009. These motions were denied. Extensive discovery has been conducted. A motion for class certification for all uninsured patients was heard on March 3 through March 5, 2010 and on April 13, 2010, the state district court judge certified the case as a class action. Discovery is ongoing. A hearing was conducted on March 1, 2011 to assess the sufficiency of the methodology used to determine class damages. On May 13, 2011, the court ordered plaintiffs to respond by June 27, 2011 with a definitive statement of how plaintiffs intend to remedy their failure to present an acceptable methodology. On July 5, 2011, we objected to plaintiffs’ response and on July 18, 2011 we filed a motion seeking a status hearing. We are vigorously defending this action.
     On December 7, 2009, we received a document subpoena from the United States Department of Health and Human Services, Office of the Inspector General, or OIG, requesting documents related to our hospital in Laredo, Texas. The categories of documents requested included case management, resource management, admission criteria, patient medical records, coding, billing, compliance, the Joint Commission accreditation, physician documentation, payments to referral sources, transactions involving physicians, disproportionate share hospital status, and audits by the hospital’s Quality Improvement organization. On January 22, 2010, we received a “request for information or assistance” from the OIG’s Office of Investigation requesting patient medical records from Laredo Medical Center in Laredo, Texas for certain Medicaid patients with an extended length of stay. Additional requests for records have also been received, including a request containing follow-up questions received on January 5, 2011. On May 16, 2011, we received a subpoena dated May 10, 2011 from the Houston Office of the United States Department of Health and Human Services, OIG, requesting 71 patient medical records from our hospital in Shelbyville, Tennessee, and directing the return of the records to the Assistant United States Attorney handling the Laredo investigation. We are unaware of any connection between these two facilities other than they are both affiliated with us. We are cooperating fully with these investigations.

     On September 20, 2010, we received a letter from the United States Department of Justice, Civil Division, advising us that an investigation is being conducted to determine whether certain hospitals have improperly submitted claims for payment for implantable cardioverter defibrillators, or ICD. The period of time covered by the investigation is 2003 to the present. The letter states that the Department of Justice’s data indicates that many of our hospitals have claims that need to be reviewed to determine if Medicare payment was appropriate. We understand that the Department of Justice has submitted similar requests to many other hospitals and hospital systems across the country as well as to the ICD manufacturers themselves. We are fully cooperating with the government in this investigation and are providing requested records and documents. Because we are in the early stages of this investigation, we are unable to evaluate the outcome of this investigation.
     On November 15, 2010, we were served with substantially identical Civil Investigative Demands (CIDs) from the Office of Attorney General, State of Texas for all our 18 affiliated Texas hospitals. The subject of the requests appears to concern emergency department procedures and billing. We are cooperating fully with these requests and are providing documentation and reports regarding the Pro-MED System. Because we are in the early stages of this investigation, we are unable to evaluate the outcome of this investigation.
     On April 8, 2011, we received a document subpoena, dated March 31, 2011, from the United States Department of Health and Human Services, OIG, in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena, issued from the OIG’s Chicago, Illinois office, requested documents from all of our hospitals and appears to concern emergency department processes and procedures, including our hospitals’ use of the Pro-MED Clinical Information System, which is a third-party software system that assists with the management of patient care and provides operational support and data collection for emergency department management and has the ability to track discharge, transfer and admission recommendations of emergency department physicians. The subpoena also requested other information about our relationships with emergency department physicians, including financial arrangements. The subpoena’s requests were very similar to those contained in the Civil Investigative Demands received by our Texas hospitals from the Office of the Attorney General of the State of Texas on November 15, 2010 (described above). We are continuing to cooperate with the government in this investigation.
     On April 11, 2011, Tenet Healthcare Corporation, or Tenet, filed suit against the Company, Wayne T. Smith and W. Larry Cash in the United States District Court for the Northern District of Texas. The suit alleged we committed violations of certain federal securities laws by making certain statements in various proxy materials filed with the Securities and Exchange Commission, or SEC, in connection with our offer to purchase Tenet. Tenet alleged that we engaged in a practice to under-utilize observation status and over-utilize inpatient admission status and asserts that by doing so, we created undisclosed financial and legal liability to federal, state and private payors. The suit seeks declaratory and injunctive relief and Tenet’s costs. On April 19, 2011, we filed a motion to dismiss the complaint. On April 28, 2011, we responded to the allegations during our earnings release conference call (see our Form 8-K furnished on April 28, 2011). On May 16, 2011, Tenet filed an amended complaint. On June 29, 2011, we filed a motion to dismiss the amended complaint. A hearing on our motion to dismiss is expected to occur in September 2011. We will continue to vigorously defend this suit.
     On April 22, 2011, a joint motion was filed by the relator and the United States Department of Justice in the case styled United States ex rel. and Reuille vs. Community Health Systems Professional Services Corporation and Lutheran Musculoskeletal Center, LLC d/b/a Lutheran Hospital, in the United States District Court for the Northern District of Indiana, Fort Wayne Division. The lawsuit was originally filed under seal on January 7, 2009. The suit is brought under the False Claims Act and alleges that Lutheran Hospital of Indiana billed the Medicare program for (a) false 23 hour observation after outpatient surgeries and procedures, and (b) intentional assignment of inpatient status to one-day stays for cases that do not meet Medicare criteria for inpatient intensity of service or severity of illness. The relator had worked in the case management department of Lutheran Hospital of Indiana but was reassigned to another department in the fall of 2006. This facility was acquired by us as part of the July 25, 2007 merger transaction with Triad Hospitals, Inc. The complaint also includes allegations of age discrimination in Ms. Reuille’s 2006 reassignment and retaliation in connection with her resignation on October 1, 2008. We had cooperated fully with the government in its investigation of this matter, but had been unaware of the exact nature of the allegations in the complaint. On December 27, 2010, the government filed a notice that it declined to intervene in this suit. The motion contained additional information about how the government intended to proceed with an investigation regarding “allegations of improper billing for inpatient care at other hospitals associated with Community Health Systems, Inc. . . . asserted in other qui tam complaints in other jurisdictions.” The motion stated that the Department of Justice has “consolidated its investigations” of the Company and other related entities and that “the Civil Division of the Department of Justice, multiple United States Attorneys’ offices, and the Office of Inspector General for the Department of Health and Human Services, or HHS, are now closely coordinating their investigation of these overlapping allegations. The Attorney General of Texas has initiated an investigation; the United States intends to work cooperatively with Texas and any other States investigating these allegations.” The motion also stated that the Office of Audit Services for the Office of Investigations for HHS has been engaged to conduct a national audit of certain of our Medicare claims. The government confirmed that it considers the allegations made in the complaint styled Tenet Healthcare Corporation vs. Community Health Systems, Inc., et al. filed in the United States District Court for the Northern District of Texas, Dallas Division on April 11, 2011 to be related to the allegations in the qui tam and to what the government is now describing as a consolidated investigation. Because qui tam suits are filed “under seal,” no one but the relator and the government knows that the suit has been filed or what allegations are being made by the relator on behalf of the government. Initially, the government has 60 days to make a determination about whether to intervene in a case and to act as the plaintiff or to decline to intervene and allow the relator to act as the plaintiff in the suit, but extensions of time are frequently granted to allow the government additional time to investigate the allegations. Even if, in the course of an investigation, the court partially unseals a complaint to allow the government and a defendant to work to a resolution of the complaint’s allegations, the defendant is prohibited from revealing to anyone even that the partial unsealing has occurred. As the investigation proceeds, we may learn of additional qui tam suits filed against us or our affiliated hospitals or related entities, or that contact letters, document requests, or medical record requests we have received in the past from various governmental agencies are generated from qui tam cases filed under seal. The motion filed on April 22, 2011 concluded by requesting a stay of the litigation in the Reuille case for 180 days, and on April 25, 2011, the court granted the motion. Our management company subsidiary, Community Health Systems Professional Services Corporation, the defendant in the Reuille case, consented to the request for the stay. We are cooperating fully with the government in its investigations.
     On May 13, 2011, we received a subpoena from the SEC requesting documents related to or requested in connection with the various inquiries, lawsuits, and investigations regarding, generally, emergency room admissions or observation practices at our hospitals. The subpoena also requested documents relied upon by us in responding to the Tenet litigation, as well as other communications about the Tenet litigation. As with all government investigations, we are cooperating fully with the SEC.
     Three purported class action shareholder federal securities cases have been filed in the United States District Court for the Middle District of Tennessee, namely: Norfolk County Retirement System v. Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash, filed May 5, 2011; De Zheng v. Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash, filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash and Thomas Mark Buford, filed June 2, 2011. All three seek class certification on behalf of purchasers of our common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for our common stock. Two shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee, Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, W. Larry Cash, T. Mark Buford, John A. Clerico, James S. Ely III, John A. Fry, William Norris Jennings, Julia B. North and H. Mitchell Watson, Jr., filed May 24, 2011, and Roofers Local No. 149 Pension Fund v. Wayne T. Smith, W. Larry Cash, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North and H. Mitchell Watson, Jr., filed June 21, 2011. These two cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. We believe all of these matters are without merit and will vigorously defend them.
     On June 2, 2011, an order was entered unsealing a relator’s qui tam complaint in the matter of U.S. ex. rel Wood M. Deming, MD, individually and on behalf of Regional Cardiology Consultants, PC v. Jackson-Madison County General Hospital, an Affiliate of West Tennessee Healthcare, Regional Hospital of Jackson, a Division of Community Health Systems Professional Services Corporation, James Moss, individually, Timothy Puthoff, individually, Joel Perchik, MD, individually, and Elie H. Korban, MD, individually. The action is pending in the Western District of Tennessee, Jackson Division. Regional Hospital of Jackson is an affiliated hospital and Mr. Puthoff is a former chief executive officer there. The Order recited that the United States had elected to intervene to a limited degree only concerning the claims against Dr. Korban for false and fraudulent billing for allegedly unnecessary stent procedures and for causing the submission of false claims by the hospitals. The United States expressly declined to intervene in all other claims against all other named defendants. On July 28, 2011, we were served by the relator. We believe the claims against our hospital are without merit and we will vigorously defend this case.
     On June 13, 2011, our hospital in Easton, Pennsylvania received a document subpoena from the Philadelphia office of the United States Department of Justice. The documents requested included medical records for certain urological procedures performed by a non-employed physician who is no longer on the medical staff and other records concerning the hospital’s relationship with the physician. Certain procedures performed by the physician had been previously reviewed and appropriate repayments had been made. We are cooperating fully with the government in this investigation.

Management of Significant Legal Proceedings
     In accordance with our governance documents, including our Governance Guidelines and the charter of the Audit and Compliance Committee, our management of significant legal proceedings is overseen by the independent members of the Board of Directors and, in particular, the Audit and Compliance Committee. The Audit and Compliance Committee is charged with oversight of compliance, regulatory and litigation matters, and enterprise risk management. All significant legal proceedings and allegations of financial statement fraud, error, or misstatement are promptly referred to the Audit and Compliance Committee for its oversight and evaluation. Consistent with New York Stock Exchange and Sarbanes-Oxley independence requirements, the Audit and Compliance Committee is comprised entirely of individuals who are independent of Company management, and all three members of the Audit and Compliance Committee are “audit committee financial experts” as defined in the Exchange Act.
     In addition, the Audit and Compliance Committee and the other independent members of the Board of Directors oversee the functions of the voluntary compliance program, including its auditing and monitoring functions and confidential disclosure program. In recent years, the voluntary compliance program has addressed the potential for a variety of billing errors that might be the subject of audits and payment denials by the CMS Recovery Audit Contractors’ permanent project, including MS-DRG coding, outpatient hospital and physician coding and billing, and medical necessity for services (including a focus on hospital stays of very short duration). Efforts by management, through the voluntary compliance program, to identify and limit risk from these government audits included significant policy and guidance revisions, training and education, and auditing. With respect to Medicare inpatient admissions, improvements in case management, including updating of inpatient medical necessity criteria, heightened focus on correct use of observation status, and new policies requiring unambiguous signed physician orders prior to billing, were all adopted in 2009 and 2010. These activities were communicated to and discussed with the Audit and Compliance Committee.
     With respect to the various assertions of third parties about the Audit and Compliance Committee’s oversight:
•	The September 2010 allegation made by CtW Investment Group (that a high percentage of our hospitals had a high percentage of Medicare short-stay inpatient admissions, which could signal billing improprieties) was promptly referred to the Audit and Compliance Committee and an investigation was authorized and initiated with outside counsel and consultants in December 2010;

•	Prior to the receipt of the civil investigative demands in Texas in November 2010, no concerns had been raised that the Pro-MED emergency department management system inappropriately caused physicians or hospitals to order tests or admit patients, and we continue to dispute that it does so; and

•	The purported “observation rate” metric, which served as a basis for allegations contained in Tenet’s lawsuit, is not generally accepted in the industry and we continue to dispute the validity of the metric in the manner used by Tenet or that the metric is a meaningful indicator of incorrect billing practices.
     Since the filing of the Tenet lawsuit on April 11, 2011, our Audit and Compliance Committee and/or Board of Directors has met ten (10) times to review the status of the lawsuits and investigations relating to allegations of improper billing for inpatient care at our hospitals and to oversee management in connection with our investigation and defense of these matters. At many of those meetings, the independent members of the Board of Directors have met in separate session, first with outside counsel handling the investigations and lawsuits, and then alone, to discuss their duties and oversight of these matters. At this time, the independent members of the Board of Directors have determined that (a) the Audit and Compliance Committee is the correct and most capable group of directors to oversee these matters and, given the independence and authority of the Audit and Compliance Committee, there is no need to form a further special committee to oversee these matters, and (b) outside counsel is handling the investigation and defense of these matters in the best interests of us and our stockholders and there is no need to engage separate counsel in connection with the investigation of these matters.
     We intend to provide additional updates about these matters as we are able to do so (taking into account any potential impact on these matters) through appropriate, widely-disseminated means.
Triad Hospitals, Inc. Legal Proceedings
     In a case styled U.S. ex rel. Bartlett vs. Quorum Health Resources, Inc., et al., pending in the Western District of Pennsylvania, Johnstown Division, the relator alleges in his second amended complaint, filed in January 2006 (the first amended complaint having been dismissed), that QHR conspired with an unaffiliated hospital to pay illegal remuneration in violation of the federal anti-kickback statute and the Stark Law, thus causing false claims to be filed. A renewed motion to dismiss was filed in March 2006 asserting that the second amended complaint did not cure the defects contained in the first amended complaint. In September 2006, the hospital and one of the other defendants affiliated with the hospital filed for protection under Chapter 11 of the federal bankruptcy code, which imposed an automatic stay on proceedings in the case. Relators entered into a settlement agreement with the hospital, subject to confirmation of the hospital’s reorganization plan. The District Court conducted a status conference on January 30, 2009 and later convened another conference on March 30, 2009 and heard arguments on whether to proceed with a motion to dismiss, but did not make a ruling. The government and relator have reached a settlement with the hospital. On March 22, 2011, the court denied all other defendants’ motions to dismiss. Initial prediscovery proceedings in Federal Court are beginning. We believe this case is without merit and will continue to vigorously defend it.

Item 1A.	Risk Factors
     There have been no material changes with regard to risk factors previously disclosed in our most recent annual report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
     The following table contains information about our purchases of common stock during the three months ended June 30, 2011.

			Total Number of Shares	Maximum Number of
			Purchased as Part of	Shares That May Yet Be
	Total Number of	Average Price	Publicly Announced	Purchased Under the
Period	Shares Purchased	Paid per Share	Plans(a)	Plans or Programs(a)
April 1, 2011 —
April 30, 2011	—	$—	—	3,548,728

May 1, 2011 —
May 31, 2011	1,516,400	28.30	1,516,400	2,032,328

June 1, 2011 —
June 30, 2011	247,166	28.40	247,166	1,785,162

Total	1,763,566	$28.31	1,763,566	1,785,162

(a)	On September 15, 2010, we commenced a new open market repurchase program for up to 4,000,000 shares of our common stock, not to exceed $100 million in repurchases. This program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased or when the maximum dollar amount has been expended. During both the three and six months ended June 30, 2011, we repurchased and retired 1,763,566 shares at a weighted-average price of $28.31 per share. The cumulative number of shares that have been repurchased and retired under this program through June 30, 2011 are 2,214,838 shares at a weighted-average price of $28.82.
     We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. Our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $50 million in the aggregate after November 5, 2010, the date of our amendment and restatement of our Credit Facility. In addition, our Credit Facility allows us to repurchase stock in an amount not to exceed the aggregate amount of proceeds from the exercise of stock options. The indenture governing our Notes also limits our ability to pay dividends and/or repurchase stock. As of June 30, 2011, under the most restrictive test under these agreements, we have approximately $65.8 million remaining available with which to pay permitted dividends and/or make stock and Note repurchases.

Item 3.	Defaults Upon Senior Securities
     None

Item 4.	(Removed and Reserved)

Item 5.	Other Information
     None

Item 6.	Exhibits

No.	Description
4.1	Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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
T. Mark Buford
Senior Vice President and Chief Accounting Officer (principal accounting officer)

Date: July 29, 2011

Index to Exhibits

No.	Description
4.1	Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002