Form 10-Q
period 2011-09-30
COMMUNITY HEALTH SYSTEMS INC
filed 2011-10-28
CIK 1108109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

Commission file number 001-15925

COMMUNITY HEALTH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3893191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4000 Meridian Boulevard Franklin, Tennessee	37067
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 20, 2011, there were outstanding 91,553,992 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Nine Months Ended September 30, 2011

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
Current assets
Cash and cash equivalents	$266,312	$299,169
Patient accounts receivable, net of allowance for doubtful accounts of $1,840,003 and $1,639,198 at September 30, 2011 and December 31, 2010, respectively	1,773,125	1,714,542
Supplies	336,462	329,114
Prepaid income taxes	—	118,464
Deferred income taxes	115,819	115,819
Prepaid expenses and taxes	119,073	100,754
Other current assets	225,737	193,331

Total current assets	2,836,528	2,871,193

Property and equipment	8,963,658	8,383,122
Less accumulated depreciation and amortization	(2,389,718)	(2,058,685)

Property and equipment, net	6,573,940	6,324,437

Goodwill	4,232,913	4,150,247

Other assets, net	1,204,541	1,352,246

Total assets	$14,847,922	$14,698,123

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$61,066	$63,139
Accounts payable	636,327	526,338
Current income tax payable	17,705	—
Deferred income taxes	8,882	8,882
Accrued interest	83,984	146,415
Accrued liabilities	895,196	897,266

Total current liabilities	1,703,160	1,642,040

Long-term debt	8,768,677	8,808,382

Deferred income taxes	608,177	608,177

Other long-term liabilities	975,163	1,001,675

Total liabilities	12,055,177	12,060,274

Redeemable noncontrolling interests in equity of consolidated subsidiaries	383,745	387,472

EQUITY
Community Health Systems, Inc. stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 91,753,992 shares issued and 90,778,443 shares outstanding at September 30, 2011, and 93,644,862 shares issued and 92,669,313 shares outstanding at December 31, 2010	918	936
Additional paid-in capital	1,084,415	1,126,751
Treasury stock, at cost, 975,549 shares at September 30, 2011 and December 31, 2010	(6,678)	(6,678)
Accumulated other comprehensive loss	(201,051)	(230,927)
Retained earnings	1,470,399	1,299,382

Total Community Health Systems, Inc. stockholders’ equity	2,348,003	2,189,464
Noncontrolling interests in equity of consolidated subsidiaries	60,997	60,913

Total equity	2,409,000	2,250,377

Total liabilities and equity	$14,847,922	$14,698,123

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net operating revenues	$3,436,000	$3,159,823	$10,223,881	$9,309,081

Operating costs and expenses:
Salaries and benefits	1,393,151	1,267,103	4,156,614	3,745,343
Provision for bad debts	450,296	387,512	1,283,267	1,121,015
Supplies	459,146	434,439	1,366,242	1,287,125
Other operating expenses	623,608	576,649	1,893,138	1,693,230
Rent	64,481	62,173	190,082	185,081
Depreciation and amortization	161,515	147,289	481,046	440,971

Total operating costs and expenses	3,152,197	2,875,165	9,370,389	8,472,765

Income from operations	283,803	284,658	853,492	836,316
Interest expense, net	159,480	162,868	485,928	483,050
Equity in earnings of unconsolidated affiliates	(8,194)	(9,538)	(38,345)	(33,108)

Income from continuing operations before income taxes	132,517	131,328	405,909	386,374
Provision for income taxes	36,717	43,319	125,630	125,629

Income from continuing operations	95,800	88,009	280,279	260,745

Discontinued operations, net of taxes:
Loss from operations of entities sold and held for sale	(3,103)	(3,155)	(4,546)	(4,553)
Impairment of hospitals sold and held for sale	—	—	(47,930)	—
Loss on sale	(66)	—	(3,300)	—

Loss from discontinued operations, net of taxes	(3,169)	(3,155)	(55,776)	(4,553)

Net income	92,631	84,854	224,503	256,192
Less: Net income attributable to noncontrolling interests	18,327	14,453	53,486	45,719

Net income attributable to Community Health Systems, Inc.	$74,304	$70,401	$171,017	$210,473

Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$0.87	$0.80	$2.51	$2.34
Discontinued operations	(0.04)	(0.03)	(0.62)	(0.05)

Net income	$0.83	$0.77	$1.89	$2.29

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$0.86	$0.80	$2.49	$2.31
Discontinued operations	(0.04)	(0.03)	(0.61)	(0.05)

Net income	$0.83	$0.76	$1.87	$2.26

Weighted-average number of shares outstanding:
Basic	89,412,310	91,484,466	90,513,665	92,035,722

Diluted	89,857,583	92,462,702	91,256,469	93,219,909

(1) Total per share amounts may not add due to rounding.

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities
Net income	$224,503	$256,192
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	485,917	452,179
Stock-based compensation expense	31,588	29,899
Loss on sale	3,300	—
Impairment of hospitals sold and held for sale	47,930	—
Excess tax benefit relating to stock-based compensation	(4,616)	(10,109)
Other non-cash expenses, net	14,279	8,237
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(90,805)	(25,579)
Supplies, prepaid expenses and other current assets	(31,455)	4,755
Accounts payable, accrued liabilities and income taxes	146,166	172,687
Other	(6,572)	10,116

Net cash provided by operating activities	820,235	898,377

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(209,451)	(67,541)
Purchases of property and equipment	(532,845)	(381,853)
Proceeds from disposition of hospitals and other ancillary operations	172,578	—
Proceeds from sale of property and equipment	9,251	2,845
Increase in other non-operating assets	(130,980)	(98,502)

Net cash used in investing activities	(691,447)	(545,051)

Cash flows from financing activities
Proceeds from exercise of stock options	18,880	53,839
Deferred financing costs	(100)	—
Excess tax benefit relating to stock-based compensation	4,616	10,109
Stock buy-back	(85,790)	(107,932)
Proceeds from noncontrolling investors in joint ventures	1,229	5,155
Redemption of noncontrolling investments in joint ventures	(4,784)	(2,467)
Distributions to noncontrolling investors in joint ventures	(49,928)	(41,870)
Borrowings under credit agreement	83,000	—
Repayments of long-term indebtedness	(128,768)	(46,952)

Net cash used in financing activities	(161,645)	(130,118)

Net change in cash and cash equivalents	(32,857)	223,208

Cash and cash equivalents at beginning of period	299,169	344,541

Cash and cash equivalents at end of period	$266,312	$567,749

Supplemental disclosure of cash flow information:
Interest payments	$548,359	$549,453

Income tax (refunds received) paid, net	$(2,708)	$128,925

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.	BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the “Company”) as of September 30, 2011 and December 31, 2010 and for the three-month and nine-month periods ended September 30, 2011 and September 30, 2010, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2011, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2011. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2010, contained in the Company’s Annual Report on Form 10-K.

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

During the three months ended March 31, 2011, the Company sold a multi-specialty physician clinic and made the decision to sell a hospital. In June 2011, the Company entered into a definitive agreement to sell two of its hospitals in Oklahoma. During the three months ended September 30, 2011, the Company sold the two hospitals located in Oklahoma that were previously held for sale. As of September 30, 2011, the Company has one hospital held for sale. The condensed consolidated statement of income for the three and nine months ended September 30, 2010 has been restated to reclassify the results of operations for these entities to discontinued operations. The condensed consolidated balance sheet as of December 31, 2010 has been restated to present the long-lived assets of the disposal group as held for sale in other assets, net for comparative purposes with the September 30, 2011 presentation.

The American Recovery and Reinvestment Act of 2009 included provisions for implementing health information technology under the Health Information Technology for Economic and Clinical Health Act (“HITECH”). These provisions were designed to increase the use of electronic health records (“EHR”) technology and establish the requirements for a Medicare and Medicaid incentive payments program beginning in 2011 for eligible hospitals and providers that adopt and meaningfully use certified EHR technology. Eligibility for annual Medicare incentive payments is dependent on providers demonstrating meaningful use of EHR technology in each period over a four-year period. Initial Medicaid incentive payments are available to providers that adopt, implement or upgrade certified EHR technology; but providers must demonstrate meaningful use of such technology in subsequent years to qualify for additional incentive payments. Medicaid EHR incentive payments are fully funded by the federal government and administered by the states; however, the states are not required to offer EHR incentive payments to providers.

During the three-month and nine-month periods ended September 30, 2011, the Company recognized approximately $40.2 million of revenue for HITECH incentives from Medicare and Medicaid related to certain of its hospitals that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. Such revenues are included with net operating revenues on the condensed consolidated statement of income.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

2.	ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-based compensation awards are granted under the Community Health Systems, Inc. 2000 Stock Option and Award Plan, amended and restated as of March 24, 2009 (the “2000 Plan”), and the Community Health Systems, Inc. 2009 Stock Option and Award Plan, amended and restated as of March 18, 2011 (the “2009 Plan”).

The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (“IRC”), as well as stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Prior to being amended in 2009, the 2000 Plan also allowed for the grant of phantom stock. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2000 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10-year contractual term, options granted in 2005 through 2007 have an eight-year contractual term and options granted in 2008 or later have a 10-year contractual term. As of September 30, 2011, 216,699 shares of unissued common stock were reserved for future grants under the 2000 Plan.

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. Options granted in 2011 have a 10-year contractual term. As of September 30, 2011, 3,054,268 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The exercise price of all options granted is equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Effect on income from continuing operations before income taxes	$(10,855)	$(9,481)	$(31,588)	$(29,899)

Effect on net income	$(6,893)	$(5,964)	$(20,059)	$(18,806)

At September 30, 2011, $69.6 million of unrecognized stock-based compensation expense was expected to be recognized over a weighted-average period of 24 months. Of that amount, $15.3 million related to outstanding unvested stock options was expected to be recognized over a weighted-average period of 24 months and $54.3 million related to outstanding unvested restricted stock, restricted stock units and phantom shares was expected to be recognized over a weighted-average period of 24 months. There were no modifications to awards during the three and nine months ended September 30, 2011.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Expected volatility	57.8%	38.0%	32.8%	33.7%
Expected dividends	—	—	—	—
Expected term	4 years	3 years	4 years	3.1 years
Risk-free interest rate	0.6%	0.8%	1.7%	1.4%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of September 30, 2011, and changes during each of the three-month periods following December 31, 2010, were as follows (in thousands, except share and per share data):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value as of September 30, 2011
Outstanding at December 31, 2010	7,834,332	$32.08
Granted	1,329,000	37.96
Exercised	(595,431)	30.44
Forfeited and cancelled	(64,508)	34.84

Outstanding at March 31, 2011	8,503,393	33.10
Granted	45,000	28.12
Exercised	(23,579)	29.98
Forfeited and cancelled	(50,342)	32.70

Outstanding at June 30, 2011	8,474,472	33.08
Granted	73,000	17.95
Exercised	(2,665)	18.18
Forfeited and cancelled	(118,087)	32.21

Outstanding at September 30, 2011	8,426,720	$32.95	5.6 years	$49

Exercisable at September 30, 2011	5,851,497	$32.78	4.1 years	$24

The weighted-average grant date fair value of stock options granted during the three months ended September 30, 2011 and 2010 was $7.97 and $8.52, respectively, and $10.18 and $8.20 during the nine months ended September 30, 2011 and 2010, respectively. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($16.64) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on September 30, 2011. This amount changes based on the market value of the Company’s common stock. There was substantially no aggregate intrinsic value of options exercised during the three months ended September 30, 2011. The aggregate intrinsic value of options exercised during the three months ended September 30, 2010 was $0.1 million. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2011 and 2010 was $6.1 million and $28.3 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of September 30, 2011, and changes during each of the three-month periods following December 31, 2010, were as follows:

	Shares	Weighted - Average Grant Date Fair Value
Unvested at December 31, 2010	2,125,291	$27.92
Granted	1,084,949	37.96
Vested	(962,662)	27.27
Forfeited	—	—

Unvested at March 31, 2011	2,247,578	33.04
Granted	8,000	28.12
Vested	(12,000)	33.49
Forfeited	—	—

Unvested at June 30, 2011	2,243,578	33.02
Granted	4,000	17.95
Vested	(9,331)	30.26
Forfeited	(2,001)	33.31

Unvested at September 30, 2011	2,236,246	33.00

On February 25, 2009, under the 2000 Plan, each of the Company’s outside directors received a grant of shares of phantom stock equal in value to approximately $130,000 divided by the closing price of the Company’s common stock on that date ($18.18), or 7,151 shares per director (a total of 42,906 shares of phantom stock). Pursuant to a March 24, 2009 amendment to the 2000 Plan, all subsequent grants of this type are denominated as “restricted stock unit” awards. On May 19, 2009, the newly elected outside director received a grant of 7,151 restricted stock units under the 2000 Plan, having a value at the time of $180,706 based upon the closing price of the Company’s common stock on that date of $25.27. On February 24, 2010, six of the Company’s seven outside directors each received a grant of 4,130 restricted stock units under the 2000 Plan, having a value at the time of approximately $140,000 based upon the closing price of the Company’s common stock on that date of $33.90. One outside director, who did not stand for reelection in 2010, did not receive such a grant. On February 23, 2011, each of the Company’s six outside directors received a grant of 3,688 restricted stock units under the 2009 Plan, having a value at the time of approximately $140,000 based upon the closing price of the Company’s common stock on that date of $37.96. Vesting of these shares of phantom stock and restricted stock units occurs in one-third increments on each of the first three anniversaries of the award date. During the three months ended September 30, 2011, no shares vested. During the nine months ended September 30, 2011, 22,560 shares vested at a weighted-average grant date fair value of $24.68. None of these grants were canceled during the three and nine months ended September 30, 2011. As of September 30, 2011, there were 52,956 shares of phantom stock and restricted stock units unvested at a weighted-average grant date fair value of $31.67.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

share equivalent units into which such directors’ fees would have converted had each of the directors who had deferred such fees retired or terminated his/her directorship with the Company as of the end of the respective periods (in thousands, except share equivalent units):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Directors’ fees earned and deferred into plan	$55	$45	$165	$135

Share equivalent units	3,305	1,453	6,822	4,003

At September 30, 2011, a total of 25,623 share equivalent units were deferred in the plan with an aggregate fair value of $0.4 million, based on the closing market price of the Company’s common stock at September 30, 2011 of $16.64.

3.	COST OF REVENUE

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office, which were $45.6 million and $36.8 million for the three months ended September 30, 2011 and 2010, respectively, and $135.1 million and $117.0 million for the nine months ended September 30, 2011 and 2010, respectively. Included in these amounts is stock-based compensation expense of $10.9 million and $9.5 million for the three months ended September 30, 2011 and 2010, respectively, and $31.6 million and $29.9 million for the nine months ended September 30, 2011 and 2010, respectively.

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

Effective May 1, 2011, one or more subsidiaries of the Company completed the acquisition of Mercy Health Partners based in Scranton, Pennsylvania, a healthcare system of two acute care hospitals, a long-term acute care facility and other healthcare providers. This healthcare system includes Regional Hospital of Scranton (198 licensed beds) located in Scranton, Pennsylvania, and Tyler Memorial Hospital (48 licensed beds) located in Tunkhannock, Pennsylvania. This healthcare system also includes a long-term acute care facility, Special Care Hospital (67 licensed beds) located in Nanticoke, Pennsylvania, as well as several outpatient clinics and other ancillary facilities. The total cash consideration paid for long-lived assets was approximately $150.8 million, with additional consideration of $12.3 million assumed in liabilities as well as a credit applied at closing of $2.1 million for negative acquired working capital, for a total consideration of $161.0 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of September 30, 2011, approximately $43.1 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Effective October 1, 2010, one or more subsidiaries of the Company completed the acquisition of Forum Health based in Youngstown, Ohio, a healthcare system of two acute care hospitals, a rehabilitation hospital and other healthcare providers. This healthcare system includes Northside Medical Center (355 licensed beds) located in Youngstown, Ohio, and Trumbull Memorial Hospital (311 licensed beds) located in Warren, Ohio. This healthcare system also includes Hillside Rehabilitation Hospital (69 licensed beds) located in Warren, Ohio, as well as several outpatient clinics and other ancillary facilities. The total cash consideration paid for long-lived assets and working capital was approximately $93.4 million and $27.8 million, respectively, with additional consideration of $40.3 million assumed in liabilities, for a total consideration of $161.5 million. Based upon the Company’s final purchase price allocation relating to this acquisition, approximately $8.1 million of goodwill has been recorded.

Effective October 1, 2010, one or more subsidiaries of the Company completed the acquisition of Bluefield Regional Medical Center (240 licensed beds) located in Bluefield, West Virginia. The total cash consideration paid for long-lived assets was approximately $35.4 million, with additional consideration of $8.9 million assumed in liabilities as well as a credit applied at closing of $1.8 million for negative acquired working capital, for a total consideration of $42.5 million. Based upon the Company’s final purchase price allocation relating to this acquisition, approximately $2.4 million of goodwill has been recorded.

Effective July 7, 2010, one or more subsidiaries of the Company completed the acquisition of Marion Regional Healthcare System located in Marion, South Carolina. This healthcare system includes Marion Regional Hospital (124 licensed beds), an acute care hospital, along with a related skilled nursing facility and other ancillary services. The total cash consideration paid for long-lived assets and working capital was approximately $18.6 million and $5.8 million, respectively, with additional consideration of $3.9 million assumed in liabilities, for a total consideration of $28.3 million. Based upon the Company’s final purchase price allocation relating to this acquisition, no goodwill has been recorded.

Additionally, during the nine months ended September 30, 2011, the Company paid approximately $57.1 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by its hospitals. In connection with these acquisitions, the Company allocated approximately $11.9 million of the consideration paid to property and equipment, $3.6 million to net working capital, $1.6 million to other intangible assets, and the remainder, approximately $40.0 million consisting of intangible assets that do not qualify for separate recognition, was allocated to goodwill.

Approximately $2.4 million and $2.5 million of acquisition costs related to prospective and closed acquisitions were expensed during the three months ended September 30, 2011 and 2010, respectively, and $11.0 million and $4.3 million during the nine months ended September 30, 2011 and 2010, respectively.

Discontinued Operations

Effective February 1, 2011, the Company sold Willamette Community Medical Group, which is a physician clinic operating as Oregon Medical Group (“OMG”), located in Springfield, Oregon, with a carrying amount of net assets, including an allocation of reporting unit goodwill, of $19.7 million to Oregon Healthcare Resources, LLC, for $14.6 million in cash.

In March 2011, the Company made the decision to sell one of its hospitals located in Texas, which remained classified as held for sale at September 30, 2011.

In June 2011, the Company entered into a definitive agreement to sell two of its hospitals located in Oklahoma. Effective September 1, 2011, the Company sold SouthCrest Hospital, located in Tulsa, Oklahoma, Claremore Regional Hospital, located in Claremore, Oklahoma, and other related healthcare assets affiliated with those hospitals to Hillcrest Healthcare System, part of Ardent Health Services, for approximately $154.0 million in cash. The carrying amount of the net assets sold in this transaction at the date of sale, including an allocation of reporting unit goodwill, was approximately $193.0 million.

The Company has classified the results of operations for OMG, SouthCrest Hospital, Claremore Regional Hospital and the hospital held for sale as discontinued operations in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2011 and 2010.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Net operating revenues and loss from discontinued operations for the respective periods are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net operating revenues	$47,855	$92,232	$188,418	$274,720

Loss from operations of entities sold and held for sale before income taxes	(5,120)	(4,985)	(7,401)	(6,979)
Impairment of hospitals sold and held for sale	—	—	(51,695)	—
Loss on sale	(337)	—	(5,398)	—

Loss from discontinued operations, before taxes	(5,457)	(4,985)	(64,494)	(6,979)
Income tax benefit	(2,288)	(1,830)	(8,718)	(2,426)

Loss from discontinued operations, net of taxes	$(3,169)	$(3,155)	$(55,776)	$(4,553)

Interest expense was allocated to discontinued operations based on sale proceeds available for debt repayment.

The long-lived assets and allocated goodwill at December 31, 2010 of the physician clinic sold during the quarter ended March 31, 2011, the two hospitals sold on September 1, 2011 and the hospital classified as held for sale at September 30, 2011 totaled approximately $182.7 million, and are included in the accompanying condensed consolidated balance sheet in other assets, net.

The long-lived assets and allocated goodwill as of September 30, 2011 of the hospital held for sale, net of impairment, totaled approximately $0.5 million and are included in the accompanying condensed consolidated balance sheet in other assets, net.

6.	INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $3.7 million as of September 30, 2011. During the three months ended September 30, 2011, the Company decreased liabilities for uncertain tax positions by $4.0 million as a result of a favorable resolution of an issue on appeal with the Internal Revenue Service (“IRS”) related to its examination of Triad Hospitals, Inc.’s (“Triad”) tax returns. For the nine months ended September 30, 2011, the Company decreased liabilities for uncertain tax positions by $3.4 million and decreased interest and penalties by approximately $0.4 million. A total of approximately $1.0 million of interest and penalties is included in the amount of the liability for uncertain tax positions at September 30, 2011. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income as income tax expense.

The Company believes that it is reasonably possible that approximately $2.1 million of its current unrecognized tax benefit may be recognized within the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities.

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company has extended the federal statute of limitations for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003. The IRS has concluded its examination of the federal tax return of Triad for the tax periods ended December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. In September 2011, the Company reached a favorable resolution of an issue on appeal with the IRS related to its examination of Triad’s tax returns. As a result, the Company recognized a tax benefit of $4.0 million, which is reflected in the accompanying condensed consolidated statement of income for the three and nine months ended September 30, 2011. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2007 and federal income tax examinations with respect to Community Health Systems, Inc. federal returns for years prior to 2007. The Company’s federal income tax returns for the 2007 and 2008 tax years are currently under examination by the IRS. The Company believes the results of this examination will not be material to its consolidated results of operations or consolidated financial position.

Cash paid for income taxes, net of refunds received, resulted in net cash paid of $23.0 million and $49.2 million for the three months ended September 30, 2011 and 2010, respectively. Cash paid for income taxes, net of refunds received, resulted in a net cash refund of $2.7 million and net cash paid of $128.9 million for the nine months ended September 30, 2011 and September 30, 2010, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

7.	GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2011, are as follows (in thousands):

Balance as of December 31, 2010 (as previously reported)	$4,199,905
Goodwill allocated to disposal and hospitals held for sale	(49,658)

Balance as of December 31, 2010 (as adjusted)	4,150,247
Goodwill acquired as part of acquisitions during 2011	83,287
Consideration adjustments and purchase price allocation adjustments for prior year’s acquisitions	(621)

Balance as of September 30, 2011	$4,232,913

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments meet the criteria to be classified as reporting units. At September 30, 2011, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $4.2 billion, $40.5 million and $33.3 million, respectively, of goodwill.

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

The gross carrying amount of the Company’s other intangible assets subject to amortization was $61.7 million at September 30, 2011 and $60.5 million at December 31, 2010, and the net carrying amount was $32.4 million at September 30, 2011 and $36.1 million at December 31, 2010. The carrying amount of the Company’s other intangible assets not subject to amortization was $44.4 million at both September 30, 2011 and December 31, 2010. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average amortization period for the intangible assets subject to amortization is approximately nine years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $2.0 million and $3.1 million during the three months ended September 30, 2011 and 2010, respectively, and $6.2 million and $9.4 million during the nine months ended September 30, 2011 and 2010, respectively. Amortization expense on intangible assets is estimated to be $2.0 million for the remainder of 2011, $7.2 million in 2012, $4.6 million in 2013, $2.9 million in 2014, $2.5 million in 2015, $2.3 million in 2016 and $10.9 million in 2017 and thereafter.

The gross carrying amount of capitalized software for internal use was approximately $410.9 million and $356.5 million at September 30, 2011 and December 31, 2010, respectively, and the net carrying amount considering accumulated amortization was approximately $218.5 million and $209.4 million at September 30, 2011 and December 31, 2010, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

system conversions, which is generally eight years. There is no expected residual value for capitalized internal-use software. At September 30, 2011, there was approximately $88.8 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $17.8 million and $12.5 million during the three months ended September 30, 2011 and 2010, respectively, and $52.4 million and $32.7 million during the nine months ended September 30, 2011 and 2010, respectively. Amortization expense on capitalized internal-use software is estimated to be $18.9 million for the remainder of 2011, $75.6 million in 2012, $55.6 million in 2013, $24.4 million in 2014, $16.5 million in 2015, $13.2 million in 2016 and $14.3 million in 2017 and thereafter.

8.	EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income from continuing operations, discontinued operations and net income attributable to Community Health Systems, Inc. common stockholders (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Numerator:
Income from continuing operations, net of taxes	$95,800	$88,009	$280,279	$260,745
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	18,327	14,484	53,486	45,816

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$77,473	$73,525	$226,793	$214,929

Loss from discontinued operations, net of taxes	$(3,169)	$(3,155)	$(55,776)	$(4,553)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	—	(31)	—	(97)

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(3,169)	$(3,124)	$(55,776)	$(4,456)

Denominator:
Weighted-average number of shares outstanding — basic	89,412,310	91,484,466	90,513,665	92,035,722

Effect of dilutive securities:
Restricted stock awards	307,631	570,002	275,561	472,296
Employee stock options	128,371	393,041	458,685	695,934
Other equity-based awards	9,271	15,193	8,558	15,957

Weighted-average number of shares outstanding — diluted	89,857,583	92,462,702	91,256,469	93,219,909

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:

Employee stock options	6,909,075	6,029,836	6,010,261	4,964,658

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

9.	STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of September 30, 2011, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On September 15, 2010, the Company commenced a new open market repurchase program for up to 4,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. This program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased or when the maximum dollar amount has been expended. During the three months ended September 30, 2011, the Company repurchased and retired 1,706,300 shares at a weighted-average price of $20.93 under this program. During the nine months ended September 30, 2011, the Company repurchased and retired 3,469,866 shares at a weighted-average price of $24.68 under this program. The cumulative number of shares that have been repurchased and retired under this program through September 30, 2011 is 3,921,138 shares at a weighted-average price of $25.39 per share.

On December 9, 2009, the Company commenced the predecessor open market repurchase program for up to 3,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. This program concluded in September 2010 when purchases approximated the total permitted maximum dollar amount allowed under the program. During the three months ended September 30, 2010, the Company repurchased and retired 2,608,528 shares at a weighted-average price of $33.62 per share under this program. During the nine months ended September 30, 2010, the Company repurchased and retired 2,964,528 shares at a weighted-average price of $33.69 per share. During the year ended December 31, 2010, the Company repurchased and retired 2,964,528 shares, which is the cumulative number of shares that were repurchased under this program, at a weighted-average price of $33.69 per share.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the nine-month period ended September 30, 2011 (in thousands):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-in Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interests	Total Stockholders’ Equity
Balance, December 31, 2010	$387,472	$936	$1,126,751	$(6,678)	$(230,927)	$1,299,382	$60,913	$2,250,377
Comprehensive income:
Net income	39,085	—	—	—	—	171,017	14,401	185,418
Net change in fair value of interest rate swaps	—	—	—	—	30,199	—	—	30,199
Net change in fair value of available-for-sale securities	—	—	—	—	(2,692)	—	—	(2,692)
Amortization and recognition of unrecognized pension cost components	—	—	—	—	2,369	—	—	2,369

Total comprehensive income	39,085	—	—	—	29,876	171,017	14,401	215,294
Distributions to noncontrolling interests, net of contributions	(34,321)	—	—	—	—	—	(14,378)	(14,378)
Purchase of subsidiary shares from noncontrolling interests	(2,322)	—	(2,523)	—	—	—	61	(2,462)
Other reclassifications of noncontrolling interests	(2,128)	—	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	(4,041)	—	4,041	—	—	—	—	4,041
Repurchase of common stock	—	(32)	(85,790)	—	—	—	—	(85,822)
Issuance of common stock in connection with the exercise of stock options	—	6	18,880	—	—	—	—	18,886
Cancellation of restricted stock for tax withholdings on vested shares	—	(3)	(13,148)	—	—	—	—	(13,151)
Excess tax benefit from exercise of stock options	—	—	4,616	—	—	—	—	4,616
Share-based compensation	—	11	31,588	—	—	—	—	31,599

Balance, September 30, 2011	$383,745	$918	$1,084,415	$(6,678)	$(201,051)	$1,470,399	$60,997	$2,409,000

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in thousands):

Nine Months Ended September 30, 2011
Net income attributable to Community Health Systems, Inc.	$171,017
Transfers to the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	(2,523)

Net transfers to the noncontrolling interests	(2,523)

Change to Community Health Systems, Inc. stockholders’ equity from net income attributable to Community Health Systems, Inc. and transfers to noncontrolling interests	$168,494

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

10.	COMPREHENSIVE INCOME

The following table presents the components of comprehensive income, net of related taxes (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$92,631	$84,854	$224,503	$256,192
Net change in fair value of interest rate swaps	2,722	(31,285)	30,199	(76,336)
Net change in fair value of available-for-sale securities	(4,029)	2,396	(2,692)	3,027
Amortization and recognition of unrecognized pension cost components	790	801	2,369	6,034

Comprehensive income	92,114	56,766	254,379	188,917
Less: Comprehensive income attributable to noncontrolling interests	18,327	14,453	53,486	45,719

Comprehensive income attributable to Community Health Systems, Inc.	$73,787	$42,313	$200,893	$143,198

The net change in fair value of the interest rate swaps, the net change in fair value of available-for-sale securities and the amortization and recognition of unrecognized pension cost components are included in accumulated other comprehensive loss on the accompanying condensed consolidated balance sheets.

11.	EQUITY INVESTMENTS

As of September 30, 2011, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia, in which HCA Inc. owns the majority interest.

Summarized combined financial information for the three and nine months ended September 30, 2011 and 2010, for these unconsolidated entities in which the Company owns an equity interest is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues	$353,148	$347,591	$1,099,187	$1,063,656
Operating costs and expenses	321,907	314,965	974,659	960,943
Income from continuing operations before taxes	31,211	32,581	124,447	102,626

The summarized financial information for the three and nine months ended September 30, 2011 and 2010 was derived from the unaudited financial information provided to the Company by those unconsolidated entities.

The Company’s investment in all of its unconsolidated affiliates was $417.7 million and $409.5 million at September 30, 2011 and December 31, 2010, respectively, and is included in other assets, net in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $8.2 million and $9.5 million for the three months ended September 30, 2011 and 2010, respectively, and $38.3 million and $33.1 million for the nine months ended September 30, 2011 and 2010, respectively.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

As of September 30, 2011, the availability for additional borrowings under the Credit Facility was $750 million pursuant to the revolving credit facility, of which $38.0 million was set aside for outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion, which CHS has not yet accessed. CHS also has the ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) under the Credit Facility, which has not yet been accessed. As of September 30, 2011, the weighted-average interest rate under the Credit Facility, excluding swaps, was 3.3%.

The Company paid interest of $220.6 million and $229.3 million on borrowings during the three months ended September 30, 2011 and 2010, respectively, and $548.4 million and $549.5 million for the nine months ended September 30, 2011 and 2010, respectively.

13.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of September 30, 2011 and December 31, 2010, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$266,312	$266,312	$299,169	$299,169
Available-for-sale securities	29,365	29,365	31,570	31,570
Trading securities	30,364	30,364	35,092	35,092
Liabilities:
Credit Facility	5,961,852	5,585,578	5,999,337	5,882,124
Senior notes	2,784,331	2,728,644	2,784,331	2,923,548
Other debt	34,091	34,091	36,122	36,122

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the three and nine months ended September 30, 2011 and 2010, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at September 30, 2011, each swap agreement entered into by the Company was in a net liability position so that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Interest rate swaps consisted of the following at September 30, 2011:

Swap #	Notional Amount (in 000’s)	Fixed Interest Rate	Termination Date	Fair Value (in 000’s)
1	$100,000	3.0230%	October 23, 2011	$176
2	200,000	4.4815%	October 26, 2011	582
3	200,000	4.0840%	December 3, 2011	1,339
4	100,000	3.8470%	January 4, 2012	901
5	100,000	3.8510%	January 4, 2012	902
6	100,000	3.8560%	January 4, 2012	904
7	200,000	3.7260%	January 8, 2012	1,827
8	200,000	3.5065%	January 16, 2012	1,836
9	250,000	5.0185%	May 30, 2012	7,447
10	150,000	5.0250%	May 30, 2012	4,475
11	200,000	4.6845%	September 11, 2012	7,784
12	100,000	3.3520%	October 23, 2012	2,952
13	125,000	4.3745%	November 23, 2012	5,406
14	75,000	4.3800%	November 23, 2012	3,248
15	150,000	5.0200%	November 30, 2012	7,696
16	200,000	2.2420%	February 28, 2013	4,674
17	100,000	5.0230%	May 30, 2013	7,170
18	300,000	5.2420%	August 6, 2013	24,883
19	100,000	5.0380%	August 30, 2013	8,183
20	50,000	3.5860%	October 23, 2013	2,945
21	50,000	3.5240%	October 23, 2013	2,885
22	100,000	5.0500%	November 30, 2013	9,125
23	200,000	2.0700%	December 19, 2013	6,161
24	100,000	5.2310%	July 25, 2014	11,766
25	100,000	5.2310%	July 25, 2014	11,769
26	200,000	5.1600%	July 25, 2014	23,172
27	75,000	5.0405%	July 25, 2014	8,453
28	125,000	5.0215%	July 25, 2014	14,027
29	100,000	2.6210%	July 25, 2014	5,005
30	100,000	3.1100%	July 25, 2014	6,275
31	100,000	3.2580%	July 25, 2014	6,658
32	200,000	2.6930%	October 26, 2014	10,589	(1)
33	300,000	3.4470%	August 8, 2016	27,835
34	200,000	3.4285%	August 19, 2016	18,452
35	100,000	3.4010%	August 19, 2016	9,132
36	200,000	3.5000%	August 30, 2016	19,124
37	100,000	3.0050%	November 30, 2016	7,508

(1)	This interest rate swap becomes effective October 26, 2011, concurrent with the termination of swap #2.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

Assuming no change in September 30, 2011 interest rates, approximately $156.3 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

The following tabular disclosure provides the amount of pre-tax loss recognized in the condensed consolidated balance sheets as a component of OCI during the three and nine months ended September 30, 2011 and 2010 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Loss Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest rate swaps	$(49,499)	$(102,522)	$(113,071)	$(281,086)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of income during the three and nine months ended September 30, 2011 and 2010 (in thousands):

Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Pre-Tax Loss Reclassified from AOCL into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest expense, net	$53,758	$53,639	$160,331	$161,811

The fair values of derivative instruments in the condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2011		December 31, 2010		September 30, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$—	Other assets, net	$—	Other long-term liabilities	$293,266	Other long-term liabilities	$340,526

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

14.	FAIR VALUE

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

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 30, 2011 and December 31, 2010 (in thousands):

	September 30, 2011	Level 1	Level 2	Level 3
Available-for-sale securities	$29,365	$29,365	$—	$—
Trading securities	30,364	30,364	—	—

Total assets	$59,729	$59,729	$—	$—

Fair value of interest rate swap agreements	$293,266	$—	$293,266	$—

Total liabilities	$293,266	$—	$293,266	$—

	December 31, 2010	Level 1	Level 2	Level 3
Available-for-sale securities	$31,570	$31,570	$—	$—
Trading securities	35,092	35,092	—	—

Total assets	$66,662	$66,662	$—	$—

Fair value of interest rate swap agreements	$340,526	$—	$340,526	$—

Total liabilities	$340,526	$—	$340,526	$—

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at September 30, 2011 resulted in a decrease in the fair value of the related liability of $28.3 million and an after-tax adjustment of $18.1 million to OCI. The CVA on the Company’s interest rate swap agreements at December 31, 2010 resulted in a decrease in the fair value of the related liability of $3.9 million and an after-tax adjustment of $2.5 million to OCI.

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

In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-24, which provides clarification to companies in the healthcare industry on the accounting for professional liability insurance. This ASU states that receivables related to insurance recoveries should not be netted against the related claim liability and such claim liabilities should be determined without considering insurance recoveries. This ASU is effective for fiscal years beginning after December 15, 2010 and was adopted by the Company on January 1, 2011. The adoption of this ASU increased other current assets by $6.2 million, other assets, net by $34.6 million and long-term liabilities by $40.8 million in the condensed consolidated balance sheet at September 30, 2011 and had no impact to the condensed consolidated statement of income for the three and nine months ended September 30, 2011.

In August 2010, the FASB issued ASU 2010-23, which requires a company in the healthcare industry to use its direct and indirect costs of providing charity care as the measurement basis for charity care disclosures. This ASU also requires additional disclosures of the method used to determine such costs. The Company adopted this ASU on January 1, 2011. In the ordinary course of business, the Company renders services to patients who are financially unable to pay for hospital care. Included in the provision for contractual allowances is the value (at the Company’s standard charges) of these services to patients who are unable to pay that is eliminated from net operating revenues when it is determined they qualify under the Company’s charity care policy. The estimated cost incurred by the Company to provide these services to patients who are unable to pay was approximately $28.8 million and $27.7 million for the three months ended September 30, 2011 and 2010, respectively, and $88.3 million and $78.5 million for the nine months ended September 30, 2011 and 2010, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period. Gross charges associated with providing care to charity patients includes only the related charges for those patients who are financially unable to pay and qualify under the Company’s charity care policy and that do not otherwise qualify for reimbursement from a governmental program.

In July 2011, the FASB issued ASU 2011-07, which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about the Company’s policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectibility of patient service revenue. This ASU is effective for fiscal years beginning after December 15, 2011, and will be adopted by the Company in the first quarter of 2012. Upon adoption, the Company’s provision for bad debts will be presented as a reduction of patient service revenue after contractual adjustments and discounts. The changes in net revenue for the three and nine months ended September 30, 2011 and 2010 as if the ASU had been early adopted for 2011 are as follows (in thousands):

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net operating revenues (net of contractual allowances and discounts)	$3,436,000	$3,159,823	$10,223,881	$9,309,081
Provision for bad debts	(450,296)	(387,512)	(1,283,267)	(1,121,015)

Net operating revenues, less provision for bad debts	$2,985,704	$2,772,311	$8,940,614	$8,188,066

In September 2011, the FASB issued ASU 2011-08, which modifies how entities test goodwill for impairment. Previous guidance required an entity to perform a two-step goodwill impairment test at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill, and recording an impairment loss if the fair value is less than the carrying amount. This ASU allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines after that assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This ASU is required to be applied to interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and will be adopted by the Company in 2012. The adoption of this ASU is not expected to impact the Company’s consolidated financial position, results of operations or cash flows.

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

The distribution between reportable segments of the Company’s revenues and income from continuing operations before income taxes is summarized in the following tables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Hospital operations	$3,375,093	$3,086,717	$10,021,267	$9,105,305
Corporate and all other	60,907	73,106	202,614	203,776

Total	$3,436,000	$3,159,823	$10,223,881	$9,309,081

Income from continuing operations before income taxes:
Hospital operations	$176,903	$164,870	$539,442	$495,880
Corporate and all other	(44,386)	(33,542)	(133,533)	(109,506)

Total	$132,517	$131,328	$405,909	$386,374

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

17.	CONTINGENCIES

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

On February 10, 2006, the Company received a letter from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 2006 letter focused on the Company’s hospitals in three states: Arkansas, New Mexico, and South Carolina. On August 31, 2006, the Company received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to the Company’s three hospitals in that state. Through the beginning of 2009, the Company provided the Department of Justice with requested documents, met with its personnel on numerous occasions, and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified the Company that it believed that the Company and its three New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. At one point, the Civil Division calculated that the three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million and said that if it proceeded to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc., pending in the United States District Court for the District of New Mexico. The federal government filed its complaint in intervention on June 30, 2009. The relator filed a second amended complaint on July 1, 2009. Both of these complaints expand the time period during which alleged improper payments were made. The Company filed motions to dismiss all of the federal government’s and the relator’s claims on August 28, 2009. On March 19, 2010, the court granted in part and denied in part the Company’s motion to dismiss as to the relator’s complaint. On July 7, 2010, the court denied the Company’s motion to dismiss the federal government’s complaint in intervention. On July 21, 2010, the Company filed its answer and pretrial discovery began. On June 2, 2011, the relator filed a Third Amended Complaint adding subsidiaries Community Health Systems Professional Services Corporation and CHS/Community Health Systems, Inc. as defendants. On June 6, 2011, the government filed its First Amended Complaint in intervention adding Community Health Systems Professional Services Corporation as a defendant. Discovery is continuing. The discovery deadline is currently set for October 31, 2011, the deadline for filing of Motions for Summary Judgment is November 21, 2011 and there is currently no trial date set. The Company is vigorously defending this action.

On June 12, 2008, two of the Company’s hospitals received letters from the United States Attorney’s Office for the Western District of New York requesting documents in an investigation it is conducting into billing practices with respect to kyphoplasty procedures performed during the period January 1, 2002, through June 9, 2008. On September 16, 2008, one of the Company’s hospitals in South Carolina also received an inquiry. Kyphoplasty is a surgical spine procedure that returns a compromised vertebrae (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. The Company has been informed that similar investigations have been initiated at unaffiliated facilities in Alabama, South Carolina, Indiana and other states. The Company believes that this investigation is related to a qui tam settlement between the same United States Attorney’s office and the manufacturer and distributor of the Kyphon product, which is used in performing the kyphoplasty procedure. The Company is cooperating with the investigation and continuing to evaluate and discuss this matter with the federal government.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Matters for which an Outcome Cannot be Assessed

For all of the legal matters below, the Company cannot at this time assess what the outcome may be and is further unable to determine any estimate of loss or range of loss. Because the allegations were made so recently and the investigations are at a very preliminary stage, there are not sufficient facts available to make these assessments.

On April 8, 2011, the Company received a document subpoena, dated March 31, 2011, from the United States Department of Health and Human Services, Office of Inspector General (the “OIG”), in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena, issued from the OIG’s Chicago, Illinois office, requested documents from all of the Company’s hospitals and appears to concern emergency department processes and procedures, including the Company’s hospitals’ use of the Pro-MED Clinical Information System, which is a third-party software system that assists with the management of patient care and provides operational support and data collection for emergency department management and has the ability to track discharge, transfer and admission recommendations of emergency department physicians. The subpoena also requested other information about the Company’s relationships with emergency department physicians, including financial arrangements. The subpoena’s requests were very similar to those contained in the Civil Investigative Demands received by the Company’s Texas hospitals from the Office of the Attorney General of the State of Texas on November 15, 2010. The Company is continuing to cooperate with the government in this investigation.

On April 11, 2011, Tenet Healthcare Corporation (“Tenet”) filed suit against the Company, Wayne T. Smith and W. Larry Cash in the United States District Court for the Northern District of Texas. The suit alleged the Company committed violations of certain federal securities laws by making certain statements in various proxy materials filed with the SEC in connection with the Company’s offer to purchase Tenet. Tenet alleged that the Company engaged in a practice to under-utilize observation status and over-utilize inpatient admission status and asserts that by doing so, the Company created undisclosed financial and legal liability to federal, state and private payors. The suit seeks declaratory and injunctive relief and Tenet’s costs. On April 19, 2011, the Company filed a motion to dismiss the complaint. On April 28, 2011, the Company responded to the allegations during its earnings release conference call as discussed in the Company’s Form 8-K furnished on April 28, 2011. On May 16, 2011, Tenet filed an amended complaint. On June 29, 2011, the Company filed a motion to dismiss the amended complaint. A hearing on the Company’s motion to dismiss occurred on September 8, 2011. The Court took this matter under advisement. The Company will continue to vigorously defend this suit.

On April 22, 2011, a joint motion was filed by the relator and the United States Department of Justice in the case styled United States ex rel. and Reuille vs. Community Health Systems Professional Services Corporation and Lutheran Musculoskeletal Center, LLC d/b/a Lutheran Hospital, in the United States District Court for the Northern District of Indiana, Fort Wayne Division. The lawsuit was originally filed under seal on January 7, 2009. The suit is brought under the False Claims Act and alleges that Lutheran Hospital of Indiana billed the Medicare program for (a) false 23 hour observation after outpatient surgeries and procedures, and (b) intentional assignment of inpatient status to one-day stays for cases that do not meet Medicare criteria for inpatient intensity of service or severity of illness. The relator had worked in the case management department of Lutheran Hospital of Indiana but was reassigned to another department in the fall of 2006. This facility was acquired by the Company as part of the July 25, 2007 merger transaction with Triad. The complaint also includes allegations of age discrimination in Ms. Reuille’s 2006 reassignment and retaliation in connection with her resignation on October 1, 2008. The Company had cooperated fully with the government in its investigation of this matter, but had been unaware of the exact nature of the allegations in the complaint. On December 27, 2010, the government filed a notice that it declined to intervene in this suit. The motion contained additional information about how the government intended to proceed with an investigation regarding “allegations of improper billing for inpatient care at other hospitals associated with Community Health Systems, Inc. . . . asserted in other qui tam complaints in other jurisdictions.” The motion stated that the Department of Justice has “consolidated its investigations” of the Company and other related entities and that “the Civil Division of the Department of Justice, multiple United States Attorneys’ offices, and the Office of Inspector General for the Department of Health and Human Services (the “HHS”) are now closely coordinating their investigation of these overlapping allegations. The Attorney General of Texas has initiated an investigation; the United States intends to work cooperatively with Texas and any other States investigating these allegations.” The motion also stated that the Office of Audit Services for the Office of Investigations for HHS has been engaged to conduct a national audit of certain of the Company’s Medicare claims. The government confirmed that it considers the allegations made in the complaint styled Tenet Healthcare Corporation vs. Community Health Systems, Inc., et al. filed in the United States District Court for the Northern District of Texas, Dallas Division on April 11, 2011 to be related to the allegations in the qui tam and to what the government is now describing as a consolidated investigation. Because qui tam suits are filed “under seal,” no one but the relator and the government knows that the suit has been filed or what allegations are being made by the relator on behalf of the government. Initially, the government has 60 days to make a determination about whether to intervene in a case and to act as the plaintiff or to decline to intervene and allow the relator to act as the plaintiff in the suit, but extensions of time are frequently granted

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

to allow the government additional time to investigate the allegations. Even if, in the course of an investigation, the court partially unseals a complaint to allow the government and a defendant to work to a resolution of the complaint’s allegations, the defendant is prohibited from revealing to anyone even that the partial unsealing has occurred. As the investigation proceeds, the Company may learn of additional qui tam suits filed against the Company or its affiliated hospitals or related entities, or that contact letters, document requests, or medical record requests the Company has received in the past from various governmental agencies are generated from qui tam cases filed under seal. The motion filed on April 22, 2011 concluded by requesting a stay of the litigation in the Reuille case for 180 days, and on April 25, 2011, the court granted the motion. The Company’s management company subsidiary, Community Health Systems Professional Services Corporation, the defendant in the Reuille case, consented to the request for the stay. On October 19, 2011, the government filed an application to transfer the Reuille case to the Middle District of Tennessee or for an extension of the stay for an additional 180 days. The Company agreed that a stay for an additional, but shorter period of time, 90 days, was appropriate, but did not consent to the transfer of the case. The Company’s response setting forth the Company’s legal arguments was filed on October 24, 2011. The Company is cooperating fully with the government in its investigations.

Three purported class action shareholder federal securities cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash, filed May 5, 2011; De Zheng v. Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash, filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash and Thomas Mark Buford, filed June 2, 2011. All three seek class certification on behalf of purchasers of the Company’s common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for the Company’s common stock. On September 20, 2011, all three were assigned to the same judge as related cases. Three shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, W. Larry Cash, T. Mark Buford, John A. Clerico, James S. Ely III, John A. Fry, William Norris Jennings, Julia B. North and H. Mitchell Watson, Jr., filed May 24, 2011, Roofers Local No. 149 Pension Fund v. Wayne T. Smith, W. Larry Cash, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North and H. Mitchell Watson, Jr., filed June 21, 2011, and Lambert Sweat v. Wayne T. Smith, W. Larry Cash, T. Mark Buford, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North, H. Mitchell Watson, Jr. and Community Health Systems, Inc., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. On September 20, 2011, all three of these cases were assigned to the same judge as related cases. The Company believes all of these matters are without merit and will vigorously defend them.

The Company incurred the following pre-tax charges in connection with the Tenet acquisition lawsuit, government investigations and shareholder lawsuits of possible improper claims submitted to Medicare and Medicaid during the three and nine months ending September 30, 2011 and 2010 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Professional fees and other related costs	$6,082	$—	$12,256	$—

18.	SUBSEQUENT EVENTS

The Company evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the condensed consolidated financial statements.

Effective October 1, 2011, one or more subsidiaries of the Company completed the acquisition of Tomball Regional Hospital (358 licensed beds) located in Tomball, Texas. The total cash consideration paid at closing for long-lived assets was approximately $192.0 million and for preliminary net working capital was approximately $14.9 million.

Effective October 22, 2011, the Company sold its partnership interests in the limited partnership that operates Cleveland Regional Medical Center (107 licensed beds) located in Cleveland, Texas to New Directions Health Systems, LLC for $0.9 million. The results of operations for Cleveland Regional Medical Center have been included in discontinued operations in the accompanying condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010 and the net assets held for sale are included in the condensed consolidated balance sheet at September 30, 2011.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

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

From time to time, the Company sells and/or repurchases noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods are restated to reflect the status of guarantors or non-guarantors as of September 30, 2011.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

September 30, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$163,693	$102,619	$—	$266,312
Patient accounts receivable, net of allowance for doubtful accounts	—	—	1,015,730	757,395	—	1,773,125
Supplies	—	—	207,562	128,900	—	336,462
Deferred income taxes	115,819	—	—	—	—	115,819
Prepaid expenses and taxes	—	156	88,033	30,884	—	119,073
Other current assets	—	10,000	139,327	76,410	—	225,737

Total current assets	115,819	10,156	1,614,345	1,096,208	—	2,836,528

Intercompany receivable	1,168,828	9,347,366	1,634,809	1,672,003	(13,823,006)	—

Property and equipment, net	—	—	4,148,382	2,425,558	—	6,573,940

Goodwill	—	—	2,381,712	1,851,201	—	4,232,913

Other assets, net of accumulated amortization	—	110,799	483,044	610,698	—	1,204,541

Net investment in subsidiaries	1,710,955	6,065,149	2,467,348	—	(10,243,452)	—

Total assets	$2,995,602	$15,533,470	$12,729,640	$7,655,668	$(24,066,458)	$14,847,922

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	$—	$49,954	$7,907	$3,205	$—	$61,066
Accounts payable	—	24	448,540	187,763	—	636,327
Current income tax payable	17,705	—	—	—	—	17,705
Deferred income taxes	8,882	—	—	—	—	8,882
Accrued interest	—	83,872	110	2	—	83,984
Accrued liabilities	7,580	567	607,283	279,766	—	895,196

Total current liabilities	34,167	134,417	1,063,840	470,736	—	1,703,160

Long-term debt	—	8,696,988	46,081	25,608	—	8,768,677

Intercompany payable	—	4,697,847	9,206,345	6,072,049	(19,976,241)	—

Deferred income taxes	608,177	—	—	—	—	608,177

Other long-term liabilities	5,255	293,266	391,206	285,436	—	975,163

Total liabilities	647,599	13,822,518	10,707,472	6,853,829	(19,976,241)	12,055,177

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	—	383,745	—	383,745

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	918	—	1	2	(3)	918
Additional paid-in capital	1,084,415	690,233	734,808	128,911	(1,553,952)	1,084,415
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive (loss) income	(201,051)	(201,051)	(13,313)	—	214,364	(201,051)
Retained earnings	1,470,399	1,221,770	1,300,672	228,184	(2,750,626)	1,470,399

Total Community Health Systems, Inc. stockholders’ equity	2,348,003	1,710,952	2,022,168	357,097	(4,090,217)	2,348,003
Noncontrolling interests in equity of consolidated subsidiaries	—	—	—	60,997	—	60,997

Total equity	2,348,003	1,710,952	2,022,168	418,094	(4,090,217)	2,409,000

Total liabilities and equity	$2,995,602	$15,533,470	$12,729,640	$7,655,668	$(24,066,458)	$14,847,922

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2010

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$212,992	$86,177	$—	$299,169
Patient accounts receivable, net of allowance for doubtful accounts	—	—	968,290	746,252	—	1,714,542
Supplies	—	—	195,131	133,983	—	329,114
Deferred income taxes	115,819	—	—	—	—	115,819
Prepaid expenses and taxes	118,464	116	88,749	11,889	—	219,218
Other current assets	—	41	139,628	53,662	—	193,331

Total current assets	234,283	157	1,604,790	1,031,963	—	2,871,193

Intercompany receivable	1,079,295	9,002,158	1,418,776	1,370,494	(12,870,723)	—

Property and equipment, net	—	—	3,880,653	2,443,784	—	6,324,437

Goodwill	—	—	2,331,452	1,818,795	—	4,150,247

Other assets, net of accumulated amortization	—	131,352	466,289	754,605	—	1,352,246

Net investment in subsidiaries	1,510,062	5,315,935	2,055,423	—	(8,881,420)	—

Total assets	$2,823,640	$14,449,602	$11,757,383	$7,419,641	$(21,752,143)	$14,698,123

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	$—	$49,953	$11,069	$2,117	$—	$63,139
Accounts payable	—	—	362,357	163,981	—	526,338
Current income tax payable	—	—	—	—	—	—
Deferred income taxes	8,882	—	—	—	—	8,882
Accrued interest	—	146,297	116	2	—	146,415
Accrued liabilities	7,595	567	568,845	320,259	—	897,266

Total current liabilities	16,477	196,817	942,387	486,359	—	1,642,040

Long-term debt	—	8,734,473	44,831	29,078	—	8,808,382

Intercompany payable	—	3,667,726	8,554,015	5,903,193	(18,124,934)	—

Deferred income taxes	608,177	—	—	—	—	608,177

Other long-term liabilities	9,522	340,526	372,236	279,391	—	1,001,675

Total liabilities	634,176	12,939,542	9,913,469	6,698,021	(18,124,934)	12,060,274

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	—	387,472	—	387,472

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	936	—	1	2	(3)	936
Additional paid-in capital	1,126,751	640,683	683,340	100,550	(1,424,573)	1,126,751
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive (loss) income	(230,927)	(230,927)	(12,990)	—	243,917	(230,927)
Retained earnings	1,299,382	1,100,304	1,173,563	172,683	(2,446,550)	1,299,382

Total Community Health Systems, Inc. stockholders’ equity	2,189,464	1,510,060	1,843,914	273,235	(3,627,209)	2,189,464
Noncontrolling interests in equity of consolidated subsidiaries	—	—	—	60,913	—	60,913

Total equity	2,189,464	1,510,060	1,843,914	334,148	(3,627,209)	2,250,377

Total liabilities and equity	$2,823,640	$14,449,602	$11,757,383	$7,419,641	$(21,752,143)	$14,698,123

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$1,990,666	$1,445,334	$—	$3,436,000

Operating costs and expenses:
Salaries and benefits	—	—	765,198	627,953	—	1,393,151
Provision for bad debts	—	—	262,124	188,172	—	450,296
Supplies	—	—	263,255	195,891	—	459,146
Other operating expenses	—	—	362,132	261,476	—	623,608
Rent	—	—	30,665	33,816	—	64,481
Depreciation and amortization	—	—	97,821	63,694	—	161,515

Total operating costs and expenses	—	—	1,781,195	1,371,002	—	3,152,197

Income from operations	—	—	209,471	74,332	—	283,803

Interest expense, net	—	15,484	133,859	10,137	—	159,480
Equity in earnings of unconsolidated affiliates	(74,304)	(68,064)	(40,407)	—	174,581	(8,194)

Income from continuing operations before income taxes	74,304	52,580	116,019	64,195	(174,581)	132,517
Provision for (benefit from) income taxes	—	(21,724)	41,883	16,558	—	36,717

Income from continuing operations	74,304	74,304	74,136	47,637	(174,581)	95,800
Discontinued operations, net of taxes:
Income (loss) from operations of entities sold and held for sale	—	—	(5,437)	2,334	—	(3,103)
Impairment of hospitals sold and held for sale	—	—	—	—	—	—
Loss on sale	—	—	—	(66)	—	(66)

Loss from discontinued operations, net of taxes	—	—	(5,437)	2,268	—	(3,169)

Net income	74,304	74,304	68,699	49,905	(174,581)	92,631
Less: Net income attributable to noncontrolling interests	—	—	—	18,327	—	18,327

Net income attributable to Community Health Systems, Inc.	$74,304	$74,304	$68,699	$31,578	$(174,581)	$74,304

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2010

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$1,816,782	$1,343,041	$—	$3,159,823

Operating costs and expenses:
Salaries and benefits	—	—	686,701	580,402	—	1,267,103
Provision for bad debts	—	—	225,631	161,881	—	387,512
Supplies	—	—	245,593	188,846	—	434,439
Other operating expenses	—	—	317,299	259,350	—	576,649
Rent	—	—	29,416	32,757	—	62,173
Depreciation and amortization	—	—	86,787	60,502	—	147,289

Total operating costs and expenses	—	—	1,591,427	1,283,738	—	2,875,165

Income from operations	—	—	225,355	59,303	—	284,658

Interest expense, net	—	30,632	123,648	8,588	—	162,868
Equity in earnings of unconsolidated affiliates	(70,401)	(78,900)	(37,584)	—	177,347	(9,538)

Income from continuing operations before income taxes	70,401	48,268	139,291	50,715	(177,347)	131,328
Provision for (benefit from) income taxes	—	(22,133)	51,259	14,193	—	43,319

Income from continuing operations	70,401	70,401	88,032	36,522	(177,347)	88,009
Discontinued operations, net of taxes:
Income (loss) from operations of entities sold and held for sale	—	—	(9,132)	5,977	—	(3,155)
Impairment of hospitals sold and held for sale	—	—	—	—	—	—
Loss on sale	—	—	—	—	—	—

Loss from discontinued operations, net of taxes	—	—	(9,132)	5,977	—	(3,155)

Net income	70,401	70,401	78,900	42,499	(177,347)	84,854
Less: Net income attributable to noncontrolling interests	—	—	—	14,453	—	14,453

Net income attributable to Community Health Systems, Inc.	$70,401	$70,401	$78,900	$28,046	$(177,347)	$70,401

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$5,923,622	$4,300,259	$—	$10,223,881

Operating costs and expenses:
Salaries and benefits	—	—	2,275,499	1,881,115	—	4,156,614
Provision for bad debts	—	—	761,557	521,710	—	1,283,267
Supplies	—	—	789,166	577,076	—	1,366,242
Other operating expenses	—	—	1,100,935	792,203	—	1,893,138
Rent	—	—	92,272	97,810	—	190,082
Depreciation and amortization	—	—	287,240	193,806	—	481,046

Total operating costs and expenses	—	—	5,306,669	4,063,720	—	9,370,389

Income from operations	—	—	616,953	236,539	—	853,492

Interest expense, net	—	65,799	378,598	41,531	—	485,928
Equity in earnings of unconsolidated affiliates	(171,017)	(182,668)	(118,116)	—	433,456	(38,345)

Income from continuing operations before income taxes	171,017	116,869	356,471	195,008	(433,456)	405,909
Provision for (benefit from) income taxes	—	(54,148)	128,686	51,092	—	125,630

Income from continuing operations	171,017	171,017	227,785	143,916	(433,456)	280,279
Discontinued operations, net of taxes:
Income (loss) from operations of entities sold and held for sale	—	—	(1,278)	(3,268)	—	(4,546)
Impairment of hospitals sold and held for sale	—	—	(47,930)	—	—	(47,930)
Loss on sale	—	—	—	(3,300)	—	(3,300)

Loss from discontinued operations, net of taxes	—	—	(49,208)	(6,568)	—	(55,776)

Net income	171,017	171,017	178,577	137,348	(433,456)	224,503
Less: Net income attributable to noncontrolling interests	—	—	—	53,486	—	53,486

Net income attributable to Community Health Systems, Inc.	$171,017	$171,017	$178,577	$83,862	$(433,456)	$171,017

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2010

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$5,362,911	$3,946,170	$—	$9,309,081

Operating costs and expenses:
Salaries and benefits	—	—	2,028,716	1,716,627	—	3,745,343
Provision for bad debts	—	—	668,161	452,854	—	1,121,015
Supplies	—	—	728,225	558,900	—	1,287,125
Other operating expenses	—	—	930,729	762,501	—	1,693,230
Rent	—	—	87,669	97,412	—	185,081
Depreciation and amortization	—	—	257,392	183,579	—	440,971

Total operating costs and expenses	—	—	4,700,892	3,771,873	—	8,472,765

Income from operations	—	—	662,019	174,297	—	836,316

Interest expense, net	—	88,079	358,942	36,029	—	483,050
Equity in earnings of unconsolidated affiliates	(210,473)	(245,197)	(88,435)	—	510,997	(33,108)

Income from continuing operations before income taxes	210,473	157,118	391,512	138,268	(510,997)	386,374
Provision for (benefit from) income taxes	—	(53,355)	144,076	34,908	—	125,629

Income from continuing operations	210,473	210,473	247,436	103,360	(510,997)	260,745
Discontinued operations, net of taxes:
Income (loss) from operations of entities sold and held for sale	—	—	(2,901)	(1,652)	—	(4,553)
Impairment of hospitals sold and held for sale	—	—	—	—	—	—
Loss on sale	—	—	—	—	—	—

Loss from discontinued operations, net of taxes	—	—	(2,901)	(1,652)	—	(4,553)

Net income	210,473	210,473	244,535	101,708	(510,997)	256,192
Less: Net income attributable to noncontrolling interests	—	—	—	45,719	—	45,719

Net income attributable to Community Health Systems, Inc.	$210,473	$210,473	$244,535	$55,989	$(510,997)	$210,473

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(23,970)	$(120,269)	$595,670	$368,804	$—	$820,235

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(163,397)	(46,054)	—	(209,451)
Purchases of property and equipment	—	—	(295,298)	(237,547)	—	(532,845)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	172,578	—	172,578
Proceeds from sale of property and equipment	—	—	1,269	7,982	—	9,251
Increase in other non-operating assets	—	—	(90,009)	(40,971)	—	(130,980)

Net cash used in investing activities	—	—	(547,435)	(144,012)	—	(691,447)

Cash flows from financing activities:
Proceeds from exercise of stock options	18,880	—	—	—	—	18,880
Deferred financing costs	—	(100)	—	—	—	(100)
Excess tax benefit relating to stock-based compensation	4,616	—	—	—	—	4,616
Stock buy-back	(85,790)	—	—	—	—	(85,790)
Proceeds from noncontrolling investors in joint ventures	—	—	—	1,229	—	1,229
Redemption of noncontrolling investments in joint ventures	—	—	—	(4,784)	—	(4,784)
Distributions to noncontrolling investors in joint ventures	—	—	—	(49,928)	—	(49,928)
Changes in intercompany balances with affiliates, net	86,264	157,854	(90,312)	(153,806)	—	—
Borrowings under credit agreement	—	83,000	—	—	—	83,000
Repayments of long-term indebtedness	—	(120,485)	(7,222)	(1,061)	—	(128,768)

Net cash provided by (used in) financing activities	23,970	120,269	(97,534)	(208,350)	—	(161,645)

Net change in cash and cash equivalents	—	—	(49,299)	16,442	—	(32,857)
Cash and cash equivalents at beginning of period	—	—	212,992	86,177	—	299,169

Cash and cash equivalents at end of period	$—	$—	$163,693	$102,619	$—	$266,312

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2010

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
Cash flows from operating activities:
Net cash (used in) provided by operating activities	$(150,750)	$(101,498)	$804,039	$346,586	$—	$898,377

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(39,140)	(28,401)	—	(67,541)
Purchases of property and equipment	—	—	(211,023)	(170,830)	—	(381,853)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	2,398	447	—	2,845
Increase in other non-operating assets	—	—	(64,177)	(34,325)	—	(98,502)

Net cash used in investing activities	—	—	(311,942)	(233,109)	—	(545,051)

Cash flows from financing activities:
Proceeds from exercise of stock options	53,839	—	—	—	—	53,839
Deferred financing costs	—	—	—	—	—	—
Excess tax benefit relating to stock-based compensation	10,109	—	—	—	—	10,109
Stock buy-back	(107,932)	—	—	—	—	(107,932)
Proceeds from noncontrolling investors in joint ventures	—	—	—	5,155	—	5,155
Redemption of noncontrolling investments in joint ventures	—	—	—	(2,467)	—	(2,467)
Distributions to noncontrolling investors in joint ventures	—	—	—	(41,870)	—	(41,870)
Changes in intercompany balances with affiliates, net	194,734	134,102	(246,860)	(81,976)	—	—
Borrowings under credit agreement	—	—	—	—	—	—
Repayments of long-term indebtedness	—	(32,604)	(12,788)	(1,560)	—	(46,952)

Net cash provided by (used in) financing activities	150,750	101,498	(259,648)	(122,718)	—	(130,118)

Net change in cash and cash equivalents	—	—	232,449	(9,241)	—	223,208
Cash and cash equivalents at beginning of period	—	—	238,709	105,832	—	344,541

Cash and cash equivalents at end of period	$—	$—	$471,158	$96,591	$—	$567,749

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

Executive Overview

We are one of the largest publicly-traded operators of hospitals in the United States. We provide healthcare services through the hospitals that we own and operate in non-urban and selected urban markets. We generate revenue primarily by providing a broad range of general hospital healthcare services to patients in the communities in which we are located. At September 30, 2011, we owned and operated 131 hospitals comprised of 127 general acute care hospitals and four stand-alone rehabilitation or psychiatric hospitals, including one hospital held for sale. In addition, we own and operate home care agencies, located primarily in markets where we also operate a hospital, and through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services. During the three months ended March 31, 2011, we sold a multi-specialty physician clinic and identified a hospital as held for sale. In June 2011, we entered into a definitive agreement to sell two additional hospitals. During the three months ended September 30, 2011, we sold two of the three hospitals that were held for sale. We closed on the sale of the remaining hospital held for sale on October 22, 2011. Accordingly, the related results of operations, impairment of long-lived assets held for sale and the loss on sale have been classified as discontinued operations in the condensed consolidated statements of income for the three-month and nine-month periods ended September 30, 2011 and 2010. In addition, in October 2011, we acquired Tomball Regional Hospital, a 358 licensed bed facility located in Tomball, Texas.

Our net operating revenues for the three months ended September 30, 2011 increased to approximately $3.4 billion, as compared to approximately $3.2 billion for the three months ended September 30, 2010. Income from continuing operations, before noncontrolling interests, for the three months ended September 30, 2011 increased 8.9% over the three months ended September 30, 2010 to $95.8 million compared to $88.0 million. This increase in income from continuing operations during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, is due primarily to higher revenues from an increase in outpatient services, offsetting a decrease in inpatient admissions, an increase in average acuity of inpatient admissions, the recognition of HITECH incentives and the elimination of certain unprofitable services in a few of our hospitals. It also reflects our ability to realize reductions in supplies expense, purchased services and other operating expenses as a percentage of net operating revenues, combined with reductions in interest expense and income taxes, partially offset by expenses related to the Tenet lawsuit, shareholder lawsuits and governmental investigations. Total inpatient admissions for the three months ended September 30, 2011 decreased 0.7%, compared to the three months ended September 30, 2010, and adjusted admissions for the three months ended September 30, 2011 increased 4.9%, compared to the three months ended September 30, 2010. On a same-store basis, admissions decreased 7.0% and adjusted admissions decreased 1.1%, compared with the three months ended September 30, 2010.

Our net operating revenues for the nine months ended September 30, 2011 increased to approximately $10.2 billion, as compared to approximately $9.3 billion for the nine months ended September 30, 2010. Income from continuing operations, before noncontrolling interests, for the nine months ended September 30, 2011 increased 7.5% over the nine months ended September 30, 2010 to $280.3 million compared to $260.7 million. This increase in income from continuing operations during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, is due primarily to higher revenues from an increase in outpatient services, offsetting a decrease in inpatient admissions, an increase in average acuity of inpatient admissions, the recognition of HITECH incentives and the elimination of certain unprofitable services in a few of our hospitals. It also reflects our ability to reduce supplies expense as a percentage of net operating revenues, partially offset by expenses related to the Tenet lawsuit, shareholder lawsuits and government investigations. Our successful physician recruiting efforts continue to be a key driver in the execution of our operating strategies. Total inpatient admissions for the nine months ended September 30, 2011 increased 0.5%, compared to the nine months ended September 30, 2010, and adjusted admissions for the nine months ended September 30, 2011 increased 5.0%, compared to the nine months ended September 30, 2010. On a same-store basis, admissions decreased 5.2% and adjusted admissions decreased 0.5%, compared to the nine months ended September 30, 2010.

Self-pay revenues represented approximately 12.3% and 11.7% of our net operating revenues for the three months ended September 30, 2011 and 2010, respectively, and approximately 12.2% and 11.6% of our net operating revenues for the nine months ended September 30, 2011 and 2010, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 4.4% and 4.3% for the three months ended September 30, 2011 and 2010, respectively, and approximately 4.4% and 4.1% of our net operating revenues for the nine months ended September 30, 2011 and 2010, respectively. Direct and indirect costs incurred by us in providing charity care services were approximately 0.8% and 0.9% of net operating revenues for the three months ended September 30, 2011 and 2010, respectively, and 0.9% and 0.8% of net operating revenues for the nine months ended September 30, 2011 and 2010, respectively.

On July 19, 2011, we announced that one or more of our subsidiaries has executed a definitive agreement to acquire substantially all of the assets of Moses Taylor Health Care System, located in northeast Pennsylvania. The system includes Moses Taylor Hospital (217 licensed beds) in Scranton and Mid-Valley Hospital (25 licensed beds) in Peckville. The transaction, subject to customary federal and state regulatory approvals, is expected to be completed in the first quarter of 2012.

The Patient Protection and Affordable Care Act, or PPACA, was signed into law on March 23, 2010. In addition, the Health Care and Education Affordability Reconciliation Act of 2010, or Reconciliation Act, which contains a number of amendments to PPACA, was signed into law on March 30, 2010. These healthcare acts, referred to collectively as the Reform Legislation, include a mandate that requires substantially all United States citizens to maintain medical insurance coverage which will ultimately increase the number of persons with access to health insurance in the United States. The Reform Legislation should result in a reduction in uninsured patients, which should reduce our expense from uncollectible accounts receivable; however, this legislation makes a number of other changes to Medicare and Medicaid, such as reductions to the Medicare annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the Medicare market basket update, and a reduction to the Medicare and Medicaid disproportionate share payments, that could adversely impact the reimbursement received under these programs. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement are scheduled to take effect over a number of years, and we cannot predict their impact at this time. Other provisions of the Reform Legislation, such as requirements related to employee health insurance coverage, should increase our operating costs.

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

The impact of the Reform Legislation on each of our hospitals will vary depending on payor mix and a variety of other factors. We anticipate that many of the provisions in the Reform Legislation will be subject to further clarification and modification through the rule-making process, the development of agency guidance and judicial interpretations. Moreover, a number of state attorneys general are challenging the legality of certain aspects of the Reform Legislation. Currently, rulings in five separate Federal District Courts, regarding the constitutionality of the Reform Legislation, have been split, with three courts ruling in favor of the legislation and two courts ruling that part or all of the Reform Legislation was unconstitutional. These decisions are in the process of being appealed to the United States Supreme Court. We cannot predict the impact the Reform Legislation may have on our business, results of operations, cash flow, capital resources and liquidity or the ultimate outcome of the judicial rulings. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.

In addition to the Reform Legislation, the American Recovery and Reinvestment Act of 2009 included provisions for implementing health information technology under the Health Information Technology for Economic and Clinical Health Act, or HITECH. These provisions were designed to increase the use of electronic health records, or EHR, technology and establish the requirements for a Medicare and Medicaid incentive payments program beginning in 2011 for eligible hospitals and providers that adopt and meaningfully use certified EHR technology. These incentive payments are intended to offset a portion of the cost incurred to implement and qualify as a meaningful user of EHR. Rules adopted in July 2010 by the Department of Health and Human Services established an initial set of standards and certification criteria. Our hospital facilities have begun to implement EHR technology on a facility-by-facility basis beginning in 2011. We anticipate recognizing revenues related to the Medicare or Medicaid incentives as we are able to implement the certified EHR technology and meet the defined “meaningful use criteria.” However, there can be no assurance that we will ultimately qualify for these incentive payments and should we qualify, the amounts received may vary from estimates as they are dependent on the availability of federal funding for both Medicare and Medicaid incentive payments, timing of the approval of state Medicaid incentive plans by the Centers for Medicare and Medicaid Services, or CMS, and the timing of our ability to implement and demonstrate meaningful use of the EHR technology. The timing of recognizing revenue from the incentive payments will not correlate with the timing of recognizing operating expenses and incurring capital costs in connection with the implementation of EHR technology which may result in material period-to-period changes in our future results of operations. Hospitals that do not qualify as a meaningful user of EHR technology by 2015 are subject to a reduced market basket update to the inpatient prospective payment system standardized amount in 2015 and each subsequent fiscal year. Although we believe that our hospital facilities will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provisions of HITECH. During the three-month and nine-month periods ended September 30, 2011, we recognized approximately $40.2 million of revenue for HITECH incentives from Medicare and Medicaid related to certain of our hospitals that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. Such revenues are included with net operating revenues on the condensed consolidated statement of income.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Medicare	26.0%	27.1%	26.8%	27.5%
Medicaid	9.5%	11.2%	9.7%	10.7%
Managed Care and other third-party payors	52.2%	50.0%	51.3%	50.2%
Self-pay	12.3%	11.7%	12.2%	11.6%

Total	100.0%	100.0%	100.0%	100.0%

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month and nine-month periods ended September 30, 2011 and 2010. In the future, we expect the percentage of revenues received from the Medicare program to increase due to the general aging of the population.

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

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On August 18, 2011, CMS issued the final rule to adjust this index by 3.0% for hospital inpatient acute care services that are reimbursed under the prospective payment system. The final rule also made other payment adjustments that, coupled with the 0.1% reduction to hospital inpatient rates implemented pursuant to the Reform Legislation, yielded a net 1.1% increase in reimbursement for hospital inpatient acute care services beginning October 1, 2011. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues. In addition, specified managed care programs, insurance companies and employers are actively negotiating the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our net operating revenue growth.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Expressed as a percentage of net operating revenues)
Consolidated
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(87.0)	(86.3)	(87.0)	(86.3)
Depreciation and amortization	(4.7)	(4.7)	(4.7)	(4.8)

Income from operations	8.3	9.0	8.3	8.9
Interest expense, net	(4.6)	(5.1)	(4.7)	(5.1)
Equity in earnings of unconsolidated affiliates	0.2	0.3	0.4	0.4

Income from continuing operations before income taxes	3.9	4.2	4.0	4.2
Provision for income taxes	(1.1)	(1.4)	(1.3)	(1.4)

Income from continuing operations	2.8	2.8	2.7	2.8
Loss from discontinued operations, net of taxes	(0.1)	(0.1)	(0.5)	—

Net income	2.7	2.7	2.2	2.8
Less: Net income attributable to noncontrolling interests	(0.5)	(0.5)	(0.5)	(0.5)

Net income attributable to Community Health Systems, Inc.	2.2%	2.2%	1.7%	2.3%

	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Percentage increase (decrease) from same period prior year:
Net operating revenues	8.7%	9.8%
Admissions	(0.7)	0.5
Adjusted admissions (b)	4.9	5.0
Average length of stay	4.8	2.3
Net income attributable to Community Health Systems, Inc. (c)	5.5	(18.7)
Same-store percentage increase (decrease) from same period prior year (d):
Net operating revenues	3.8%	5.0%
Admissions	(7.0)	(5.2)
Adjusted admissions (b)	(1.1)	(0.5)

(a)	Operating expenses include salaries and benefits, provision for bad debts, supplies, rent and other operating expenses.
(b)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(c)	Includes loss from discontinued operations.
(d)	Includes acquired hospitals to the extent we operated them in both periods.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Net operating revenues increased $276.2 million to approximately $3.4 billion for the three months ended September 30, 2011, from approximately $3.2 billion for the three months ended September 30, 2010. Hospitals owned throughout both periods contributed $120.8 million of that increase and hospitals acquired in 2011 and 2010 contributed $155.4 million. On a same-store basis, net operating revenues increased 3.8%. The increased net operating revenues contributed by hospitals that we owned throughout both periods were primarily attributable to general rate and reimbursement increases including revenues from states with provider assessment programs and HITECH incentives.

On a consolidated basis, inpatient admissions decreased by 0.7% and adjusted admissions increased by 4.9% during the three months ended September 30, 2011. On a same-store basis, inpatient admissions decreased by 7.0% during the three months ended September 30, 2011. This decrease in same-store inpatient admissions was due primarily to a decrease in admissions from women’s services including obstetrics and gynecology, reductions in one day stays from the emergency room, reductions in surgical inpatient admissions with a corresponding increase in outpatient surgical visits and reductions due to competition, weather and certain service closures in a few of our hospitals during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased 0.7% to 87.0% for the three months ended September 30, 2011, compared to 86.3% for the three months ended September 30, 2010. Salaries and benefits, as a percentage of net operating revenues, increased 0.4% to 40.5% for the three months ended September 30, 2011, compared to 40.1% for the three months ended September 30, 2010. This increase is due primarily to the impact of recent acquisitions and an increase in the number of employed physicians, which offset efficiencies gained at hospitals owned throughout both periods. Provision for bad debts as a percentage of net operating revenues, increased 0.8% to 13.1% for the three months ended September 30, 2011, compared to 12.3% for the three months ended September 30, 2010. This increase is due primarily to the increase in self-pay revenues as a percentage of total net operating revenues. Supplies, as a percentage of net operating revenues, decreased 0.3% to 13.4% for the three months ended September 30, 2011, as compared to 13.7% for the three months ended September 30, 2010. This decrease is due primarily to lower implant costs, medical supply costs, drug costs, pacemaker costs and an improvement in vendor rebates. Other operating expenses, as a percentage of net operating revenues, decreased 0.1% to 18.1% for the three months ended September 30, 2011, as compared to 18.2% for the three months ended September 30, 2010. This decrease is due primarily to decreases in other operating expenses, partially offset by increased legal expenses and other costs relating to the Tenet lawsuit, shareholder lawsuits and the governmental investigations discussed in more detail in “Legal Proceedings” in Part II, Item 1 of this Form 10-Q. Rent, as a percentage of net operating revenues, decreased 0.1% to 1.9% for the three months ended September 30, 2011, as compared to 2.0% for the three months ended September 30, 2010. Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased 0.1% to 0.2% for the three months ended September 30, 2011, compared to 0.3% for the three months ended September 30, 2010.

Depreciation and amortization, as a percentage of net operating revenues, remained consistent at 4.7% for each of the three-month periods ended September 30, 2011 and 2010.

Interest expense, net, decreased by $3.4 million from $162.9 million for the three months ended September 30, 2010 to $159.5 million for the three months ended September 30, 2011. A decrease in our average outstanding debt during the three months ended September 30, 2011, compared to September 30, 2010, resulted in a decrease in interest expense of $0.7 million. Additionally, interest expense decreased by $4.1 million as a result of more interest being capitalized during the three months ended September 30, 2011, as compared to the three months ended September 30, 2010, as the current year period had more major construction projects. These decreases were partially offset by an increase in interest rates during the three months ended September 30, 2011, compared to the three months ended September 30, 2010, which resulted in an increase in interest expense of $1.4 million.

The net of the above mentioned changes resulted in income from continuing operations before income taxes increasing $1.2 million from $131.3 million for the three months ended September 30, 2010 to $132.5 million for the three months ended September 30, 2011.

Provision for income taxes decreased from $43.3 million for the three months ended September 30, 2010 to $36.7 million for the three months ended September 30, 2011, due primarily to a benefit of $6.9 million recognized related to a settlement with the Internal Revenue Service, or IRS, which is comprised of $4.0 million related to a tax issue on appeal and $2.9 million related to various tax issues agreed upon at the examination level. Our effective tax rate decreased from 33.0% for the three months ended September 30, 2010 to 27.7% for the three months ended September 30, 2011.

Income from continuing operations, as a percentage of net operating revenues, remained consistent at 2.8% for both of the three-month periods ended September 30, 2011 and 2010. Net income, as a percentage of net operating revenues, remained consistent at 2.7% for both of the three-month periods ended September 30, 2011 and 2010.

Net income attributable to noncontrolling interests as a percentage of net operating revenues, remained consistent at 0.5% for both of the three-month periods ended September 30, 2011 and 2010.

Net income attributable to Community Health Systems, Inc. was $74.3 million for the three months ended September 30, 2011, compared to $70.4 million for the three months ended September 30, 2010, representing an increase of 5.5%. The increase in net income is primarily due to reductions in interest expense and provision for income taxes, partially offset by the increases in operating costs and expenses.

Nine months Ended September 30, 2011 Compared to Nine months Ended September 30, 2010

Net operating revenues increased $914.8 million to approximately $10.2 billion for the nine months ended September 30, 2011, from approximately $9.3 billion for the nine months ended September 30, 2010. Hospitals owned throughout both periods contributed $464.9 million of that increase and hospitals acquired in 2011 and 2010 along with the final settlement of a rate-related reimbursement dispute contributed $449.9 million. On a same-store basis, net operating revenues increased 5.0%. The increased net operating revenues contributed by hospitals that we owned throughout both periods were primarily attributable to general rate and reimbursement increases including revenues from states with provider assessment programs and HITECH incentives.

On a consolidated basis, inpatient admissions increased by 0.5% and adjusted admissions increased by 5.0% during the nine months ended September 30, 2011. This increase in inpatient and adjusted admissions was due primarily to acquisitions during the past twelve months. On a same-store basis, inpatient admissions decreased by 5.2% during the nine months ended September 30, 2011. This decrease in same-store inpatient admissions was due primarily to a decrease in admissions from women’s services including obstetrics and gynecology, reductions in one day stays from the emergency room, reductions in surgical inpatient admissions with a corresponding increase in outpatient surgical visits and reductions due to competition, weather and certain service closures in a few of our hospitals during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased 0.7% to 87.0% for the nine months ended September 30, 2011, compared to 86.3% for the nine months ended September 30, 2010. Salaries and benefits, as a percentage of net operating revenues, increased 0.5% to 40.7% for the nine months ended September 30, 2011, compared to 40.2% for the nine months ended September 30, 2010. This increase is due primarily to the impact of recent acquisitions and an increase in the number of employed physicians, which offset efficiencies gained at hospitals owned throughout both periods. Provision for bad debts as a percentage of net operating revenues, increased 0.6% to 12.6% for the nine months ended September 30, 2011, compared to 12.0% for the nine months ended September 30, 2010. This increase is due primarily to the increase in self-pay revenues as a percentage of total net operating revenues. Supplies, as a percentage of net operating revenues, decreased 0.4% to 13.4% for the nine months ended September 30, 2011, as compared to 13.8% for the nine months ended September 30, 2010. This decrease is due primarily to lower implant costs, medical supply costs, drug costs, pacemaker costs and an improvement in vendor rebates. Other operating expenses, as a percentage of net operating revenues, increased 0.1% to 18.4% for the nine months ended September 30, 2011, as compared to 18.3% for the nine months ended September 30, 2010. This increase is due primarily to an increase in provider taxes from states with provider assessment programs and increased legal expenses and other costs relating to the Tenet lawsuit, shareholder lawsuits and the governmental investigations discussed in more detail in “Legal Proceedings” in Part II, Item 1 of this Form 10-Q. Rent, as a percentage of net operating revenues, decreased 0.1% to 1.9% for the nine months ended September 30, 2011, as compared to 2.0% for the nine months ended September 30, 2010. Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.4% for each of the nine-month periods ended September 30, 2011 and 2010.

Depreciation and amortization, as a percentage of net operating revenues, decreased 0.1% to 4.7% for the nine months ended September 30, 2011, as compared to 4.8% for the nine months ended September 30, 2010.

Interest expense, net, increased by $2.9 million from $483.0 million for the nine months ended September 30, 2010 to $485.9 million for the nine months ended September 30, 2011. An increase in interest rates during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010, resulted in an increase in interest expense of $13.0 million. These increases were partially offset by a decrease in interest expense of $2.1 million due to a decrease in our average outstanding debt during the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Additionally, interest expense decreased by $8.0 million as a result of more interest being capitalized during the nine months ended September 30, 2011, as compared to the nine months ended September 30, 2010, as the current year period had more major construction projects.

The net of the above mentioned changes resulted in income from continuing operations before income taxes increasing $19.5 million from $386.4 million for the nine months ended September 30, 2010 to $405.9 million for the nine months ended September 30, 2011.

Provision for income taxes remained consistent at $125.6 million for both of the nine-month periods ended September 30, 2011 and 2010. Our effective tax rates were 31.0% and 32.5% for the nine months ended September 30, 2011 and 2010, respectively. Our effective tax rate decreased due primarily to a benefit of $6.9 million recognized in the third quarter of 2011 related to a settlement with the IRS, which is comprised of $4.0 million related to a tax issue on appeal and $2.9 million related to various tax issues agreed upon at the examination level.

Income from continuing operations, as a percentage of net operating revenues, decreased from 2.8% for the nine months ended September 30, 2010 to 2.7% for the nine months ended September 30, 2011. Net income, as a percentage of net operating revenues, decreased from 2.8% for the nine months ended September 30, 2010 to 2.2% for the nine months ended September 30, 2011. The decrease in net income, as a percentage of net operating revenues, is primarily due to the loss on discontinued operations from the loss on sale, impairment of hospitals held for sale and loss from operations of entities sold and held for sale.

Net income attributable to noncontrolling interests as a percentage of net operating revenues, remained consistent at 0.5% for each of the nine-month periods ended September 30, 2011 and 2010.

Net income attributable to Community Health Systems, Inc. was $171.0 million for the nine months ended September 30, 2011, compared to $210.5 million for the nine months ended September 30, 2010, representing a decrease of 18.7%. The decrease in net income is primarily due to the loss on discontinued operations from the loss on sale, impairment of hospitals held for sale and loss from operations of entities sold and held for sale.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $78.2 million, from $898.4 million for the nine months ended September 30, 2010 to $820.2 million for the nine months ended September 30, 2011. The decrease in cash provided by operating activities, in comparison to the prior year period, is primarily due to a decrease in net income of $31.7 million, a decrease in cash flow from the change in accounts receivable of $65.2 million, a decrease in cash flow from the change in supplies, prepaid expenses and other current assets of $36.2 million, a decrease in cash flow from the change in accounts payable, accrued liabilities and income taxes of $26.5 million, due primarily to the timing of payroll payments during the periods which offset income tax refunds received during the year, and a decrease in cash flow from the change in other assets and liabilities of $16.7 million. These decreases in cash flows were partially offset by an increase in depreciation and amortization expense of $33.7 million, impairment of hospitals held for sale and sold of $47.9 million and an increase in all other non-cash expenses of $16.5 million.

The cash used in investing activities was $691.4 million for the nine months ended September 30, 2011, compared to $545.1 million for the nine months ended September 30, 2010. The increase in cash used in investing activities, in comparison to the prior year period, is primarily due to an increase in cash used for acquisition of facilities and other related equipment of $141.9 million, an increase in cash used for purchasing property and equipment of $151.0 million and an increase in cash used for other assets, which consists primarily of purchases and development of internal-use software and payments made under non-employee physician recruiting agreements, of $32.4 million. Other changes in cash used in investing activities were an increase in proceeds from the disposition of hospitals and other ancillary operations of $172.6 million and an increase in proceeds received from the sale of property and equipment of $6.4 million.

The cash used in financing activities was $161.6 million for the nine months ended September 30, 2011, compared to $130.1 million for the nine months ended September 30, 2010. The increase in cash used in financing activities, in comparison to the prior year period, is due primarily to a decrease in proceeds from the exercise of stock options and an increase in cash used to purchase outstanding shares under our open market repurchase program.

Capital Expenditures

Cash expenditures related to purchases of facilities were $209.5 million for the nine months ended September 30, 2011, compared to $67.5 million for the nine months ended September 30, 2010. The expenditures during the nine months ended September 30, 2011 were for the purchase of three hospitals in Pennsylvania, surgery centers and physician practices and the settlement of working capital items from 2010 acquisitions. The expenditures during the nine months ended September 30, 2010 were for the purchase of a healthcare system in Marion, South Carolina, the purchase of surgery centers and physician practices, and the settlement of working capital items from a 2009 acquisition.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the nine months ended September 30, 2011 totaled $406.5 million, compared to $366.8 million for the nine months ended September 30, 2010. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals for the nine months ended September 30, 2011 totaled $126.3 million, compared to $15.1 million for the nine months ended September 30, 2010. The costs to construct replacement hospitals for the nine months ended September 30, 2011 represented both planning and construction costs for the four replacement hospitals discussed below. The costs to construct replacement hospitals for the nine months ended September 30, 2010 represented planning costs for future construction projects since there were no replacement hospitals under construction.

Pursuant to purchase agreements in effect as of September 30, 2011 and where certificate of need approval has been obtained, we have commitments to build the following three replacement facilities: As required by an amendment to our lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location by November 2012. As part of an acquisition in 2007, we agreed to build a replacement hospital in Valparaiso, Indiana by April 2011; however, due to delays in receiving government approved building and zoning permits, completion is not expected until the fourth quarter of 2012. These delays did not result in any penalties under the terms of the agreement and we do not expect such delays to result in any significant increase in the costs to construct the replacement facility. As part of an acquisition in 2009, we agreed to build a replacement hospital in Siloam Springs, Arkansas by February 2013. Construction costs, including equipment costs, for these three replacement facilities are currently estimated to be approximately $318.5 million, of which approximately $172.4 million has been incurred to date. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement to our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need from the Alabama Certificate of Need Review Board; however, this certificate of need remains subject to an appeal process. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280.0 million for the Birmingham replacement facility.

Capital Resources

Net working capital was approximately $1.133 billion at September 30, 2011, compared to approximately $1.229 billion at December 31, 2010. The decrease in net working capital is primarily due to the use of free cash flow and cash on hand to complete acquisitions of a hospital system and several physician practices, repurchase outstanding shares under our repurchase program, and make repayments of certain long-term indebtedness.

In connection with the consummation of the Triad acquisition in July 2007, we obtained approximately $7.2 billion of senior secured financing under a Credit Facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The Credit Facility consisted of an approximately $6.1 billion funded term loan facility with a maturity of seven years, a $300 million delayed draw term loan facility (reduced by us from $400 million) with a maturity of seven years and a $750 million revolving credit facility with a maturity of six years. During the fourth quarter of 2008, $100 million of the delayed draw term loan was drawn down by us, reducing the delayed draw term loan availability to $200 million at December 31, 2008. In January 2009, we drew down the remaining $200 million of the delayed draw term loan. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. The Credit Facility requires quarterly amortization payments of each term loan facility equal to 0.25% of the outstanding amount of the term loans. On November 5, 2010, we entered into an amendment and restatement of our existing Credit Facility. The amendment extends by two and a half years, until January 25, 2017, the maturity date of $1.5 billion of the existing term loans under the Credit Facility and increases the pricing on these term loans to London Interbank Offered Rate, or LIBOR, plus 350 basis points. If more than $50 million of our Notes remain outstanding on April 15, 2015, without having been refinanced, then the maturity date for the extended term loans will be accelerated to April 15, 2015. The maturity date of the balance of the term loans of approximately $4.5 billion remains unchanged at July 25, 2014. The amendment also increases our ability to issue additional indebtedness under the uncommitted incremental facility to $1.0 billion from $600 million, permits us to issue Term A term loans under the incremental facility, and provides up to $2.0 billion of borrowing capacity from receivable transactions, an increase of $0.5 billion, of which $1.7 billion would be required to be used for repayment of existing term loans.

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

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus one-half of 1.0% or (3) the adjusted LIBOR on such day for a three-month interest period commencing on the second business day after such day plus 1%, or (b) a reserve adjusted LIBOR for dollars (Eurodollar rate) (as defined). The applicable percentage for Alternate Base Rate loans is 1.25% for term loans due 2014 and 2.25% for term loans due 2017. The applicable percentage for Eurodollar rate loans is 2.25% for term loans due 2014 and 3.5% for term loans due 2017. The applicable percentage for revolving loans was initially 1.25% for Alternate Base Rate revolving loans and 2.25% for Eurodollar revolving loans, in each case subject to reduction based on our leverage ratio. Loans under the swingline subfacility bear interest at the rate applicable to Alternate Base Rate loans under the revolving credit facility.

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

As of September 30, 2011, the availability for additional borrowings under our Credit Facility was approximately $750 million pursuant to the revolving credit facility, of which $38.0 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements through the next 12 months and into the foreseeable future.

As of September 30, 2011, we are a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 90% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans due 2014 and 350 basis points for term loans due 2017 under the Credit Facility.

Swap #	Notional Amount (in 000’s)	Fixed Interest Rate	Termination Date	Fair Value (in 000’s)
1	$100,000	3.0230%	October 23, 2011	$176
2	200,000	4.4815%	October 26, 2011	582
3	200,000	4.0840%	December 3, 2011	1,339
4	100,000	3.8470%	January 4, 2012	901
5	100,000	3.8510%	January 4, 2012	902
6	100,000	3.8560%	January 4, 2012	904
7	200,000	3.7260%	January 8, 2012	1,827
8	200,000	3.5065%	January 16, 2012	1,836
9	250,000	5.0185%	May 30, 2012	7,447
10	150,000	5.0250%	May 30, 2012	4,475
11	200,000	4.6845%	September 11, 2012	7,784
12	100,000	3.3520%	October 23, 2012	2,952
13	125,000	4.3745%	November 23, 2012	5,406
14	75,000	4.3800%	November 23, 2012	3,248
15	150,000	5.0200%	November 30, 2012	7,696
16	200,000	2.2420%	February 28, 2013	4,674
17	100,000	5.0230%	May 30, 2013	7,170
18	300,000	5.2420%	August 6, 2013	24,883
19	100,000	5.0380%	August 30, 2013	8,183
20	50,000	3.5860%	October 23, 2013	2,945
21	50,000	3.5240%	October 23, 2013	2,885
22	100,000	5.0500%	November 30, 2013	9,125
23	200,000	2.0700%	December 19, 2013	6,161
24	100,000	5.2310%	July 25, 2014	11,766
25	100,000	5.2310%	July 25, 2014	11,769
26	200,000	5.1600%	July 25, 2014	23,172
27	75,000	5.0405%	July 25, 2014	8,453
28	125,000	5.0215%	July 25, 2014	14,027
29	100,000	2.6210%	July 25, 2014	5,005
30	100,000	3.1100%	July 25, 2014	6,275
31	100,000	3.2580%	July 25, 2014	6,658
32	200,000	2.6930%	October 26, 2014	10,589	(1)
33	300,000	3.4470%	August 8, 2016	27,835
34	200,000	3.4285%	August 19, 2016	18,452
35	100,000	3.4010%	August 19, 2016	9,132
36	200,000	3.5000%	August 30, 2016	19,124
37	100,000	3.0050%	November 30, 2016	7,508

(1)	This interest rate swap becomes effective October 26, 2011, concurrent with the termination of swap #2.

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

In addition, our Credit Facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. We were in compliance with all financial ratios and other financial condition tests at September 30, 2011, and expect to remain in compliance in the future. Our ability to meet these restrictive covenants and financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our Credit Facility and/or the Notes. Upon the occurrence of an event of default under our Credit Facility or the Notes, all amounts outstanding under our Credit Facility and the Notes may become due and payable and all commitments under the Credit Facility to extend further credit may be terminated.

We believe that internally generated cash, availability for additional borrowings under our Credit Facility of $750 million (consisting of a $750 million revolving credit facility, of which $38.0 million is set aside for outstanding letters of credit as of September 30, 2011) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion, our ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) and our continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash, borrowings under our Credit Facility as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.

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

The ratio of earnings to fixed charges for the nine months ended September 30, 2011 is as follows:

Nine months Ended September 30, 2011
Ratio of earnings to fixed charges (1)	1.70x

(1)	There are no shares of preferred stock outstanding.

Off-balance Sheet Arrangements

Our consolidated operating results for the nine months ended September 30, 2011 and 2010, included $191.3 million and $184.5 million, respectively, of net operating revenues and $14.6 million and $19.8 million, respectively, of income from operations generated from five hospitals operated by us under operating lease arrangements. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the respective assets and the future lease obligations under these arrangements are not recorded on our condensed consolidated balance sheet. Lease costs under these arrangements are included in rent expense and totaled approximately $8.9 million and $9.3 million for the nine months ended September 30, 2011 and 2010, respectively. The current terms of these operating leases expire between June 2012 and December 2020, not including lease extension options. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.

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

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of September 30, 2011, we have hospitals in 24 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also had a non-profit entity as a partner. In addition, we have three other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $383.7 million and $387.5 million as of September 30, 2011 and December 31, 2010, respectively. Noncontrolling interests in equity of consolidated subsidiaries was $61.0 million and $60.9 million as of September 30, 2011 and December 31, 2010, respectively. The amount of net income attributable to noncontrolling interests was $18.3 million and $14.5 million for the three months ended September 30, 2011 and 2010, respectively, and $53.5 million and $45.7 million for the nine months ended September 30, 2011 and 2010, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we will not introduce physician ownership at any of our wholly-owned facilities or increase the aggregate percentage of physician ownership in any of our existing joint ventures.

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

Third Party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at September 30, 2011 from our estimated reimbursement percentage, net income for the nine months ended September 30, 2011 would have changed by approximately $33.4 million, and net accounts receivable at September 30, 2011 would have changed by $53.0 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month and nine-month periods ended September 30, 2011 and 2010.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third-party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at September 30, 2011 from our estimated collection percentage as a result of a change in expected recoveries, net income for the nine months ended September 30, 2011 would have changed by $19.1 million, and net accounts receivable at September 30, 2011 would have changed by $30.4 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $2.2 billion and $2.1 billion at September 30, 2011 and December 31, 2010, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding was 47 days and 46 days at September 30, 2011 and December 31, 2010, respectively. Our target range for days revenue outstanding is 46 to 56 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $8.0 billion and $7.2 billion as of September 30, 2011 and December 31, 2010, respectively.

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor category is as follows:

	September 30, 2011	December 31, 2010
Insured receivables	63.0%	63.9%
Self-pay receivables	37.0%	36.1%

Total	100.0%	100.0%

For the hospital segment, the combined total of the allowance for doubtful accounts for self-pay accounts receivable and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 84% at both September 30, 2011 and December 31, 2010. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 91% at both September 30, 2011 and December 31, 2010.

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

There have been no significant changes in our estimate of the reserve for professional liability claims during the three and nine months ended September 30, 2011.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $3.7 million as of September 30, 2011. During the three months ended September 30, 2011, we decreased liabilities for uncertain tax positions by $4.0 million as a result of a favorable resolution of an issue on appeal with the IRS related to its examination of Triad tax returns. For the nine months ended September 30, 2011, we decreased liabilities for uncertain tax positions by $3.4 million and decreased interest and penalties by approximately $0.4 million. A total of approximately $1.0 million of interest and penalties is included in the amount of liability for uncertain tax positions at September 30, 2011. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income as income tax expense.

We believe it is reasonably possible that approximately $2.1 million of our current unrecognized tax benefit may be recognized within the next 12 months as a result of a lapse of the statute of limitations and settlements with taxing authorities.

We, or one or more of our subsidiaries, file income tax returns in the United States federal jurisdiction and various state jurisdictions. We have extended the federal statute of limitations for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003. The IRS has concluded its examination of the federal tax return of Triad for the tax periods ended December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. In September 2011, we reached a favorable resolution of an issue on appeal with the IRS related to its examination of Triad’s tax returns. As a result, we recognized a tax benefit of $4.0 million, which is reflected in the accompanying condensed consolidated statement of income for the three months ended September 30, 2011. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2007 and federal income tax examinations with respect to Community Health Systems, Inc. federal returns for years prior to 2007. Our federal income tax returns for the 2007 and 2008 tax years are currently under examination by the IRS. We believe the results of this examination will not be material to our consolidated results of operations or consolidated financial position.

Recent Accounting Pronouncements

In August 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-24, which provides clarification to companies in the healthcare industry on the accounting for professional liability insurance. This ASU states that receivables related to insurance recoveries should not be netted against the related claim liability and such claim liabilities should be determined without considering insurance recoveries. This ASU is effective for fiscal years beginning after December 15, 2010 and was adopted by us on January 1, 2011. The adoption of this ASU increased other current assets by $6.2 million, other assets, net by $34.6 million and long-term liabilities by $40.8 million in the condensed consolidated balance sheet at September 30, 2011 and had no impact to the condensed consolidated statement of income for the three and nine months ended September 30, 2011.

In August 2010, the FASB issued ASU 2010-23, which requires a company in the healthcare industry to use its direct and indirect costs of providing charity care as the measurement basis for charity care disclosures. This ASU also requires additional disclosures of the method used to determine such costs. We adopted this ASU on January 1, 2011. In the ordinary course of business, we render services to patients who are financially unable to pay for hospital care. Included in the provision for contractual allowances is the value (at our standard charges) of these services to patients who are unable to pay that is eliminated from net operating revenues when it is determined they qualify under our charity care policy. The estimated cost incurred by us to provide these services to patients who are unable to pay was approximately $28.8 million and $27.7 million for the three months ended September 30, 2011 and 2010, respectively, and $88.3 million and $78.5 million for the nine months ended September 30, 2011 and 2010, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period. Gross charges associated with providing care to charity patients includes only the related charges for those patients who are financially unable to pay and qualify under our charity care policy and that do not otherwise qualify for reimbursement from a governmental program.

In July 2011, the FASB issued ASU 2011-07, which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about our policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectibility of patient service revenue. This ASU is effective for fiscal years beginning after December 15, 2011, and will be adopted by us in the first quarter of 2012. Upon adoption, our provision for bad debts will be presented as a reduction of patient service revenue after contractual adjustments and discounts. The changes in net revenue for the three and nine months ended September 30, 2011 and 2010 as if the ASU had been early adopted for 2011 are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net operating revenues (net of contractual allowances and discounts)	$3,436,000	$3,159,823	$10,223,881	$9,309,081
Provision for bad debts	(450,296)	(387,512)	(1,283,267)	(1,121,015)

Net operating revenues, less provision for bad debts	$2,985,704	$2,772,311	$8,940,614	$8,188,066

In September 2011, the FASB issued ASU 2011-08, which modifies how entities test goodwill for impairment. Previous guidance required an entity to perform a two-step goodwill impairment test at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill, and recording an impairment loss if the fair value is less than the carrying amount. This ASU allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines after that assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This ASU is required to be applied to interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and will be adopted by us in 2012. The adoption of this ASU is not expected to impact our consolidated financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	general economic and business conditions, both nationally and in the regions in which we operate;

•	implementation and effect of adopted and potential federal and state healthcare legislation;

•	risks associated with our substantial indebtedness, leverage and debt service obligations;

•	demographic changes;

•	changes in, or the failure to comply with, governmental regulations;

•	potential adverse impact of known and unknown government investigations, audits, and Federal and State False Claims Act litigation and other legal proceedings;

•	our ability, where appropriate, to enter into and maintain managed care provider arrangements and the terms of these arrangements;

•	changes in, or the failure to comply with, managed care provider contracts could result in disputes and changes in reimbursement that could be applied retroactively;

•	changes in inpatient or outpatient Medicare and Medicaid payment levels;

•	increases in the amount and risk of collectability of patient accounts receivable;

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply costs due to market pressure from pharmaceutical companies and new product releases;

•	liabilities and other claims asserted against us, including self-insured malpractice claims;

•	competition;

•	our ability to attract and retain, without significant employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers;

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals;

•	changes in medical or other technology;

•	changes in U.S. GAAP;

•	the availability and terms of capital to fund additional acquisitions or replacement facilities;

•	our ability to successfully acquire additional hospitals and complete the sale of hospitals held for sale;

•	our ability to successfully integrate any acquired hospitals or to recognize expected synergies from such acquisitions;

•	our ability to obtain adequate levels of general and professional liability insurance; and

•	timeliness of reimbursement payments received under government programs.

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

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $1.6 million and $1.7 million for the three months ended September 30, 2011 and 2010, respectively, and approximately $4.8 million and $5.2 million for the nine months ended September 30, 2011 and 2010, respectively.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2011, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Community Health Systems, Inc. Legal Proceedings

On February 10, 2006, we received a letter from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 2006 letter focused on our hospitals in three states: Arkansas, New Mexico, and South Carolina. On August 31, 2006, we received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to our three hospitals in that state. Through the beginning of 2009, we provided the Department of Justice with requested documents, met with its personnel on numerous occasions, and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified us that it believed that we and these three New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. At one point, the Civil Division calculated that the three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million and said that if it proceeded to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc., pending in the United States District Court for the District of New Mexico. The federal government filed its complaint in intervention on June 30, 2009. The relator filed a second amended complaint on July 1, 2009. Both of these complaints expand the time period during which alleged improper payments were made. We filed motions to dismiss all of the federal government’s and the relator’s claims on August 28, 2009. On March 19, 2010, the court granted in part and denied in part our motion to dismiss as to the relator’s complaint. On July 7, 2010, the court denied our motion to dismiss the federal government’s complaint in intervention. On July 21, 2010, we filed our answer and pretrial discovery began. On June 2, 2011, the relator filed a Third Amended Complaint adding subsidiaries Community Health Systems Professional Services Corporation and CHS/Community Health Systems, Inc. as defendants. On June 6, 2011, the government filed its First Amended Complaint in intervention adding Community Health Systems Professional Services Corporation as a defendant. Discovery is continuing. The discovery deadline is currently set for October 31, 2011, the deadline for filing of Motions for Summary Judgment is November 21, 2011 and there is currently no trial date set. We are vigorously defending this action.

On June 12, 2008, two of our hospitals received letters from the United States Attorney’s Office for the Western District of New York requesting documents in an investigation it was conducting into billing practices with respect to kyphoplasty procedures performed during the period January 1, 2002 through June 9, 2008. On September 16, 2008, one of our hospitals in South Carolina also received an inquiry. Kyphoplasty is a surgical spine procedure that returns a compromised vertebrae (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. We have been informed that similar investigations have been initiated at unaffiliated facilities in Alabama, South Carolina, Indiana and other states. We believe that this investigation is related to a qui tam settlement between the same United States Attorney’s office and the manufacturer and distributor of the Kyphon product, which is used in performing the kyphoplasty procedure. We are cooperating with the investigation and we are continuing to evaluate and discuss this matter with the federal government.

On April 19, 2009, we were served in Roswell, New Mexico with an answer and counterclaim in the case of Roswell Hospital Corporation d/b/a Eastern New Mexico Medical Center vs. Patrick Sisneros and Tammie McClain (sued as Jane Doe Sisneros). The case was originally filed as a collection matter. The counterclaim was filed as a putative class action and alleged theories of breach of contract, unjust enrichment, misrepresentation, prima facie tort, Fair Trade Practices Act and violation of the New Mexico RICO statute. On May 7, 2009, the hospital filed a notice of removal to federal court. On July 27, 2009, the case was remanded to state court for lack of a federal question. A motion to dismiss and a motion to dismiss misjoined counterclaim plaintiffs were filed on October 20, 2009. These motions were denied. Extensive discovery has been conducted. A motion for class certification for all uninsured patients was heard on March 3 through March 5, 2010 and on April 13, 2010, the state district court judge certified the case as a class action. Numerous hearings have been conducted to assess the sufficiency of the methodology used to determine class damages. We are vigorously defending this action.

On December 7, 2009, we received a document subpoena from the United States Department of Health and Human Services, Office of the Inspector General, or OIG, requesting documents related to our hospital in Laredo, Texas. The categories of documents requested included case management, resource management, admission criteria, patient medical records, coding, billing, compliance, the Joint Commission accreditation, physician documentation, payments to referral sources, transactions involving physicians, disproportionate share hospital status, and audits by the hospital’s Quality Improvement organization. On January 22, 2010, we received a “request for information or assistance” from the OIG’s Office of Investigation requesting patient medical records from Laredo Medical Center in Laredo, Texas for certain Medicaid patients with an extended length of stay. Additional requests for records have also been received, including a request containing follow-up questions received on January 5, 2011. On May 16, 2011, we received a subpoena dated May 10, 2011 from the Houston Office of the United States Department of Health and Human Services, OIG, requesting 71 patient medical records from our hospital in Shelbyville, Tennessee, and directing the return of the records to the Assistant United States Attorney handling the Laredo investigation. We are unaware of any connection between these two facilities other than they are both affiliated with us. We continue to cooperate fully with these investigations.

On September 20, 2010, we received a letter from the United States Department of Justice, Civil Division, advising us that an investigation is being conducted to determine whether certain hospitals have improperly submitted claims for payment for implantable cardioverter defibrillators, or ICD. The period of time covered by the investigation is 2003 to the present. The letter states that the Department of Justice’s data indicates that many of our hospitals have claims that need to be reviewed to determine if Medicare payment was appropriate. We understand that the Department of Justice has submitted similar requests to many other hospitals and hospital systems across the country as well as to the ICD manufacturers themselves. We continue to fully cooperate with the government in this investigation and have provided requested records and documents.

On November 15, 2010, we were served with substantially identical Civil Investigative Demands (CIDs) from the Office of Attorney General, State of Texas for all 18 of our affiliated Texas hospitals. The subject of the requests appears to concern emergency department procedures and billing. We have complied with these requests and are providing documentation and reports regarding the Pro-MED System. We are continuing to cooperate with the government in this investigation.

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

On April 11, 2011, Tenet Healthcare Corporation, or Tenet, filed suit against the Company, Wayne T. Smith and W. Larry Cash in the United States District Court for the Northern District of Texas. The suit alleged we committed violations of certain federal securities laws by making certain statements in various proxy materials filed with the Securities and Exchange Commission, or SEC, in connection with our offer to purchase Tenet. Tenet alleged that we engaged in a practice to under-utilize observation status and over-utilize inpatient admission status and asserts that by doing so, we created undisclosed financial and legal liability to federal, state and private payors. The suit seeks declaratory and injunctive relief and Tenet’s costs. On April 19, 2011, we filed a motion to dismiss the complaint. On April 28, 2011, we responded to the allegations during our earnings release conference call (see our Form 8-K furnished on April 28, 2011). On May 16, 2011, Tenet filed an amended complaint. On June 29, 2011, we filed a motion to dismiss the amended complaint. A hearing on our motion to dismiss occurred on September 8, 2011. The Court took this matter under advisement. We will continue to vigorously defend this suit.

On April 22, 2011, a joint motion was filed by the relator and the United States Department of Justice in the case styled United States ex rel. and Reuille vs. Community Health Systems Professional Services Corporation and Lutheran Musculoskeletal Center, LLC d/b/a Lutheran Hospital, in the United States District Court for the Northern District of Indiana, Fort Wayne Division. The lawsuit was originally filed under seal on January 7, 2009. The suit is brought under the False Claims Act and alleges that Lutheran Hospital of Indiana billed the Medicare program for (a) false 23 hour observation after outpatient surgeries and procedures, and (b) intentional assignment of inpatient status to one-day stays for cases that do not meet Medicare criteria for inpatient intensity of service or severity of illness. The relator had worked in the case management department of Lutheran Hospital of Indiana but was reassigned to another department in the fall of 2006. This facility was acquired by us as part of the July 25, 2007 merger transaction with Triad Hospitals, Inc. The complaint also includes allegations of age discrimination in Ms. Reuille’s 2006 reassignment and retaliation in connection with her resignation on October 1, 2008. We had cooperated fully with the government in its investigation of this matter, but had been unaware of the exact nature of the allegations in the complaint. On December 27, 2010, the government filed a notice that it declined to intervene in this suit. The motion contained additional information about how the government intended to proceed with an investigation regarding “allegations of improper billing for inpatient care at other hospitals associated with Community Health Systems, Inc. . . . asserted in other qui tam complaints in other jurisdictions.” The motion stated that the Department of Justice has “consolidated its investigations” of the Company and other related entities and that “the Civil Division of the Department of Justice, multiple United States Attorneys’ offices, and the Office of Inspector General for the Department of Health and Human Services, or HHS, are now closely coordinating their investigation of these overlapping allegations. The Attorney General of Texas has initiated an investigation; the United States intends to work cooperatively with Texas and any other States investigating these allegations.” The motion also stated that the Office of Audit Services for the Office of Investigations for HHS has been engaged to conduct a national audit of certain of our Medicare claims. The government confirmed that it considers the allegations made in the complaint styled Tenet Healthcare Corporation vs. Community Health Systems, Inc., et al. filed in the United States District Court for the Northern District of Texas, Dallas Division on April 11, 2011 to be related to the allegations in the qui tam and to what the government is now describing as a consolidated investigation. Because qui tam suits are filed “under seal,” no one but the relator and the government knows that the suit has been filed or what allegations are being made by the relator on behalf of the government. Initially, the government has 60 days to make a determination about whether to intervene in a case and to act as the plaintiff or to decline to intervene and allow the relator to act as the plaintiff in the suit, but extensions of time are frequently granted to allow the government additional time to investigate the allegations. Even if, in the course of an investigation, the court partially unseals a complaint to allow the government and a defendant to work to a resolution of the complaint’s allegations, the defendant is prohibited from revealing to anyone even that the partial unsealing has occurred. As the investigation proceeds, we may learn of additional qui tam suits filed against us or our affiliated hospitals or related entities, or that contact letters, document requests, or medical record requests we have received in the past from various governmental agencies are generated from qui tam cases filed under seal. The motion filed on April 22, 2011 concluded by requesting a stay of the litigation in the Reuille case for 180 days, and on April 25, 2011, the court granted the motion. Our management company subsidiary, Community Health Systems Professional Services Corporation, the defendant in the Reuille case, consented to the request for the stay. On October 19, 2011, the government filed an application to transfer the Reuille case to the Middle District of Tennessee or for an extension of the stay for an additional 180 days. We agreed that a stay for an additional, but shorter period of time, 90 days, was appropriate, but did not consent to the transfer of the case. Our response setting forth our legal arguments was filed on October 24, 2011. We are cooperating fully with the government in its investigations.

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

Three purported class action shareholder federal securities cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash, filed May 5, 2011; De Zheng v. Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash, filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash and Thomas Mark Buford, filed June 2, 2011. All three seek class certification on behalf of purchasers of our common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for our common stock. On September 20, 2011, all three were assigned to the same judge as related cases. Three shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, W. Larry Cash, T. Mark Buford, John A. Clerico, James S. Ely III, John A. Fry, William Norris Jennings, Julia B. North and H. Mitchell Watson, Jr., filed May 24, 2011, Roofers Local No. 149 Pension Fund v. Wayne T. Smith, W. Larry Cash, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North and H. Mitchell Watson, Jr., filed June 21, 2011, and Lambert Sweat v. Wayne T. Smith, W. Larry Cash, T. Mark Buford, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North, H. Mitchell Watson, Jr. and Community Health Systems, Inc., filed October 5, 2011.

These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. On September 20, 2011, all three of these cases were assigned to the same judge as related cases. We believe all of these matters are without merit and will vigorously defend them.

On June 2, 2011, an order was entered unsealing a relator’s qui tam complaint in the matter of U.S. ex. rel Wood M. Deming, MD, individually and on behalf of Regional Cardiology Consultants, PC v. Jackson-Madison County General Hospital, an Affiliate of West Tennessee Healthcare, Regional Hospital of Jackson, a Division of Community Health Systems Professional Services Corporation, James Moss, individually, Timothy Puthoff, individually, Joel Perchik, MD, individually, and Elie H. Korban, MD, individually. The action is pending in the Western District of Tennessee, Jackson Division. Regional Hospital of Jackson is an affiliated hospital and Mr. Puthoff is a former chief executive officer there. The Order recited that the United States had elected to intervene to a limited degree only concerning the claims against Dr. Korban for false and fraudulent billing for allegedly unnecessary stent procedures and for causing the submission of false claims by the hospitals. The United States expressly declined to intervene in all other claims against all other named defendants. On July 28, 2011, we were served by the relator. On September 7, 2011, we filed our answer. We believe the claims against our hospital are without merit and we will vigorously defend this case.

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

Since the filing of the Tenet lawsuit on April 11, 2011, our Audit and Compliance Committee and/or Board of Directors has met more than ten (10) times to review the status of the lawsuits and investigations relating to allegations of improper billing for inpatient care at our hospitals and to oversee management in connection with our investigation and defense of these matters. At many of those meetings, the independent members of the Board of Directors have met in separate session, first with outside counsel handling the investigations and lawsuits, and then alone, to discuss their duties and oversight of these matters. At this time, the independent members of the Board of Directors have determined that (a) the Audit and Compliance Committee is the correct and most capable group of directors to oversee these matters and, given the independence and authority of the Audit and Compliance Committee, there is no need to form a further special committee to oversee these matters, and (b) outside counsel is handling the investigation and defense of these matters in the best interests of us and our stockholders and there is no need to engage separate counsel in connection with the investigation of these matters.

We intend to provide additional updates about these matters as we are able to do so (taking into account any potential impact on these matters) through appropriate, widely-disseminated means.

Triad Hospitals, Inc. Legal Proceedings

In a case styled U.S. ex rel. Bartlett vs. Quorum Health Resources, Inc., et al., pending in the Western District of Pennsylvania, Johnstown Division, the relator alleges in his second amended complaint, filed in January 2006 (the first amended complaint having been dismissed), that QHR conspired with an unaffiliated hospital to pay illegal remuneration in violation of the federal anti-kickback statute and the Stark Law, thus causing false claims to be filed. A renewed motion to dismiss was filed in March 2006 asserting that the second amended complaint did not cure the defects contained in the first amended complaint. In September 2006, the hospital and one of the other defendants affiliated with the hospital filed for protection under Chapter 11 of the federal bankruptcy code, which imposed an automatic stay on proceedings in the case. Relators entered into a settlement agreement with the hospital, subject to confirmation of the hospital’s reorganization plan. The District Court conducted a status conference on January 30, 2009 and later convened another conference on March 30, 2009 and heard arguments on whether to proceed with a motion to dismiss, but did not make a ruling. The government and relator have reached a settlement with the hospital. On March 22, 2011, the court denied all other defendants’ motions to dismiss. Initial written discovery is underway. We believe this case is without merit and will continue to vigorously defend it.

Item 1A. Risk Factors

Our most recent Annual Report on Form 10-K includes a listing of risk factors to be considered by investors in our securities. Appearing below is an update to one of the risk factors in the Form 10-K.

If we fail to comply with extensive laws and government regulations, including fraud and abuse laws, we could suffer penalties or be required to make significant changes to our operations.

The healthcare industry is required to comply with many laws and regulations at the federal, state, and local government levels. These laws and regulations require that hospitals meet various requirements, including those relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, compliance with building codes, environmental protection and privacy. These laws include, in part, the Health Insurance Portability and Accountability Act of 1996 and a section of the Social Security Act, known as the “anti-kickback” statute. If we fail to comply with applicable laws and regulations, including fraud and abuse laws, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in the Medicare, Medicaid, and other federal and state healthcare programs.

In addition, there are heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry, including the hospital segment. Recent enforcement actions have focused on financial arrangements between hospitals and physicians, billing for services without adequately documenting the medical necessity for such services, and billing for services outside the coverage guidelines for such services. Specific to our hospitals, we have received inquiries and subpoenas from various governmental agencies regarding these and other matters, and we are also subject to various claims and lawsuits relating to such matters. For a further discussion of these matters, see “Legal Proceedings” in Part II, Item 1 of this Form 10-Q.

In the future, different interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs, and operating expenses.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans(a)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(a)
July 1, 2011 - July 31, 2011	—	$—	—	1,785,162

August 1, 2011 - August 31, 2011	839,000	24.21	839,000	946,162

September 1, 2011 - September 30, 2011	867,300	17.76	867,300	78,862

Total	1,706,300	$20.93	1,706,300	78,862

(a)	On September 15, 2010, we commenced a new open market repurchase program for up to 4,000,000 shares of our common stock, not to exceed $100 million in repurchases. This program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased or when the maximum dollar amount has been expended. During the three months ended September 30, 2011, we repurchased and retired 1,706,300 shares at a weighted-average price of $20.93 per share. During the nine months ended September 30, 2011, we repurchased and retired 3,469,866 shares at a weighted-average price of $24.68 per share. The cumulative number of shares that have been repurchased and retired under this program through September 30, 2011 are 3,921,138 shares at a weighted-average price of $25.39.

We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. Our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $50 million in the aggregate after November 5, 2010, the date of our amendment and restatement of our Credit Facility. In addition, our Credit Facility allows us to repurchase stock in an amount not to exceed the aggregate amount of proceeds from the exercise of stock options. The indenture governing our Notes also limits our ability to pay dividends and/or repurchase stock. As of September 30, 2011, under the most restrictive test under these agreements, we have approximately $30.0 million remaining available with which to pay permitted dividends and/or make stock and Note repurchases.

Item 3. Defaults Upon Senior Securities

None

Item 4. (Removed and Reserved)

Item 5. Other Information

None

Item 6. Exhibits

No.	Description

4.1	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of September 1, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association

4.2	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of September 30, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association

10.1 †	Amendment No. 1, dated as of September 13, 2011, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated on January 1, 2009

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

†	Indicates a management contract or compensatory plan or arrangement.
*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

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
T. Mark Buford
Senior Vice President and Chief Accounting Officer
(principal accounting officer)

Date: October 28, 2011

Index to Exhibits

No.	Description

4.1	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of September 1, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association

4.2	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of September 30, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association

10.1 †	Amendment No. 1, dated as of September 13, 2011, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated on January 1, 2009

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document*

101.SCH	XBRL Schema Document*

101.CAL	XBRL Calculation Linkbase Document*

101.DEF	XBRL Definition Linkbase Document*

101.LAB	XBRL Label Linkbase Document*

101.PRE	XBRL Presentation Linkbase Document*

†	Indicates a management contract or compensatory plan or arrangement.
*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.