Form 10-K
period 2011-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2012-02-23
CIK 1108109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2011

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,368,591,590. Market value is determined by reference to the closing price on June 30, 2011 of the Registrant’s Common Stock as reported by the New York Stock Exchange. The Registrant does not (and did not at June 30, 2011) have any non-voting common stock outstanding. As of February 15, 2012, there were 91,546,078 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this annual report is incorporated by reference to portions of the Registrant’s definitive proxy statement for its 2012 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2011.

FORM 10-K ANNUAL REPORT

COMMUNITY HEALTH SYSTEMS, INC.

Year ended December 31, 2011

PART I

Item 1. Business of Community Health Systems, Inc.

Overview of Our Company

We are one of the largest publicly-traded operators of hospitals in the United States in terms of number of facilities and net operating revenues. We were originally founded in 1986 and were reincorporated in 1996 as a Delaware corporation. We provide healthcare services through the hospitals that we own and operate in non-urban and selected urban markets throughout the United States. As of December 31, 2011, we owned or leased 131 hospitals, including four stand-alone rehabilitation or psychiatric hospitals. These hospitals are geographically diversified across 29 states, with an aggregate of 19,695 licensed beds. We generate revenues by providing a broad range of general and specialized hospital healthcare services to patients in the communities in which we are located. Services provided by our hospitals include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic, psychiatric and rehabilitation services. As an integral part of providing these services, we also employ approximately 2,000 physicians and an additional 500 licensed healthcare practitioners, and provide additional outpatient services at urgent care centers, occupational medicine clinics, imaging centers, cancer centers, ambulatory surgery centers and home health and hospice agencies. Through our management and operation of these businesses, we provide standardization and centralization of operations across key business areas; strategic assistance to expand and improve services and facilities; implementation of patient safety and quality of care improvement programs; and assistance in the recruitment of additional physicians and licensed healthcare practitioners to the markets in which our hospitals are located. In a number of our markets, we have partnered with local physicians or not-for-profit providers, or both, in the ownership of our facilities. In addition to our hospitals and related businesses, we also own and operate 63 licensed home care agencies and 30 licensed hospice agencies, located primarily in markets where we also operate a hospital. Also, through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. The home care agencies and the hospital management services businesses constitute operating segments, but are not considered reportable segments since they do not meet the quantitative thresholds for a separate identifiable reportable segment. The financial information for our reportable operating segments is presented in Note 14 of the Notes to our Consolidated Financial Statements included under Item 8 of this Report.

Our strategy has also included growth by acquisition. We generally target hospitals in growing, non-urban and selected urban healthcare markets for acquisition because of their favorable demographic and economic trends and competitive conditions. Because non-urban service areas have smaller populations, there are generally fewer hospitals and other healthcare service providers in these communities and generally a lower level of managed care presence in these markets. We believe that smaller populations support less direct competition for hospital-based services and these communities generally view the local hospital as an integral part of the community. We believe opportunities exist for skilled, disciplined operators in selected urban markets to create networks between urban hospitals and non-urban hospitals while improving physician alignment in those markets and making it more attractive to managed care.

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

Available Information

Our website address is www.chs.net and the investor relations section of our website is located at www.chs.net/investor/index.html. We make available free of charge, through the investor relations section of our website, annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K as well as amendments to those reports, as soon as reasonably practical after they are filed with the SEC. Our filings are also available to the public at the website maintained by the SEC, www.sec.gov.

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

Our Business Strategy

With the objective of increasing shareholder value and improving care, the key elements of our business strategy are to:

•	increase revenue at our facilities,

•	improve profitability,

•	improve patient safety and quality of care and

•	grow through selective acquisitions.

Increase Revenue at Our Facilities

Overview. We seek to increase revenue at our facilities by providing a broader range of services in a more attractive care setting, as well as by supporting and recruiting physicians. We identify the healthcare needs of the community by analyzing demographic data and patient referral trends. We also work with local hospital boards, management teams and medical staffs to determine the number and type of additional physician specialties needed. Our initiatives to increase revenue include:

•	recruiting and/or employing additional primary care physicians and specialists,

•

expanding the breadth of services offered at our hospitals and in the communities in which we operate through targeted capital expenditures and physician alignment to support the addition of more complex services, including orthopedics, cardiovascular services and urology and

•	providing the capital to invest in technology and the physical plant at our facilities, particularly in our emergency rooms, surgery departments, critical care departments and diagnostic services.

We believe that appropriate capital investments in our facilities, combined with the development of our service capabilities, will reduce the migration of patients to competing providers while providing an attractive return on investment.

Our industry is highly regulated by the government and other third parties who provide payment for the services we provide to patients. Accordingly, we seek to review all initiatives to increase revenue through our corporate-wide voluntary compliance program in an effort to ensure compliance with laws and regulation.

Physician Recruiting. The primary method of adding or expanding medical services is the recruitment of new physicians into the community. A core group of primary care physicians is necessary as an initial contact point for all local healthcare. The addition of specialists who offer services, including general surgery, obstetrics and gynecology, cardiovascular services, orthopedics and urology, completes the full range of medical and surgical services required to meet a community’s core healthcare needs. At the time we acquire a hospital and from time to time thereafter, we identify the healthcare needs of the community by analyzing demographic data and patient referral trends. As a result of this analysis, we are able to determine what we believe to be the optimum mix of primary care physicians and specialists. We employ recruiters at the corporate level to support the local hospital managers in their recruitment efforts. We have increased the number of physicians affiliated with us through our recruiting efforts, net of turnover, by approximately 869 in 2011, 935 in 2010 and 772 in 2009. The percentage of recruited or other physicians commencing practice with us that were specialists was over 50% in 2011. Additionally, in response to the recent trend in physicians seeking employment, we have begun employing more physicians, including, in some instances, acquiring physician practices. However, most of the physicians in our communities remain in private practice and are not our employees. We believe we have been successful in recruiting physicians because of the practice opportunities afforded physicians in our markets, as well as lower managed care penetration as compared to larger urban areas.

Emergency Room Initiatives. Approximately 60% of our patients initiate their encounter with our hospitals through the emergency room. Accordingly, we believe that making sure that this experience is as satisfying and efficient for the patient as it reasonably can be, but at the same time seeking to ensure that a safe and high quality service is provided to each patient, will in turn result in an optimized revenue stream and provide growth in services performed by our hospitals. We take numerous steps to seek to achieve these intertwined objectives, including:

•

Improving safety, service, satisfaction and waiting times – initiatives include rounding on patients while in the emergency room, applying quality monitoring tools in evaluating the care provided, implementing a five-level triage system and fast-tracking patients with non-emergency conditions, post-discharge calls to patients and monitoring practitioner utilization rates and practices,

•	Raise community awareness of the services offered and the efforts to improve service and quality through marketing campaigns and

•	Improving patient flow by renovating and expanding our emergency room facilities – 13 such projects have been undertaken in the past three years, including four in 2011.

One of our emergency room initiatives that spans our efforts across all three of these areas is the use of specialized emergency room information management software. Such software is designed to collect information to monitor the patients’ experience and care provided; assist nurses, physicians and other clinicians in communicating with each other about the clinical condition of the patients and provide consistent discharge instructions to patients. We believe that these information management systems enable our hospitals and their medical staffs to also monitor and seek to improve aggregate performance and patient outcomes. In addition, these information management systems are integral to our efforts to achieve “meaningful use” of electronic health records and qualify for and retain payments under the Health Information Technology for Economic and Clinical Health Act, or HITECH Act.

Expansion of Services. In an effort to better meet the healthcare needs of the communities we serve and to capture a greater portion of the healthcare spending in our markets, we have added a broad range of services to our facilities and, in certain markets, acquired physician practices to broaden our service offerings. These services range from various types of diagnostic equipment capabilities to additional and renovated emergency rooms, surgical and critical care suites and specialty services. For example, we spent approximately $203.7 million on 48 major construction projects that were completed in 2011. The 2011 projects included new emergency rooms, cardiac cathertization laboratories, intensive care units, hospital additions and surgical suites. These projects improved various diagnostic and other inpatient and outpatient service capabilities. We continue to believe that appropriate capital investments in our facilities, combined with the development of our service capabilities, will reduce the migration of patients to competing providers while providing an attractive return on investment. We also employ a small group of clinical consultants at our corporate headquarters to assist the hospitals in their development of surgery, emergency, critical care, cardiovascular and hospitalist services. In addition to spending capital on expanding services at our existing hospitals, we also build replacement facilities in certain markets to better meet the healthcare needs in those communities. In 2011, we spent $162.9 million on construction projects related to three replacement hospitals that we are required to build pursuant to either a hospital purchase agreement or an amendment to a lease agreement. In addition, in September 2010, we received approval of our request for a certificate of need, or CON, from the Alabama Certificate of Need Review Board for the construction of a replacement hospital in Birmingham, Alabama. This CON remains subject to an appeal process. The total cost of these four replacement hospitals is estimated to be $597.2 million.

Managed Care Strategy. Managed care has seen growth across the U.S. as health plans expand service areas and membership in an attempt to control rising medical costs. As we service primarily non-urban markets, we do not have significant relationships with individual managed care organizations, including Medicare Advantage. We have responded with a proactive and carefully considered strategy developed specifically for each of our facilities. Our experienced corporate managed care department reviews and approves all managed care contracts, which are organized and monitored using a central database. The primary mission of this department is to select and evaluate appropriate managed care opportunities, manage existing reimbursement arrangements and negotiate increases. Generally, we do not intend to enter into capitated or risk sharing contracts. However, some purchased hospitals have risk sharing contracts at the time we acquire them. We seek to discontinue these contracts to eliminate risk retention related to payment for patient care. We do not believe that we have, at the present time, any risk sharing contracts that would have a material impact on our results of operations.

Improve Profitability

Overview. To improve efficiencies and increase operating margins, we implement cost containment programs and adhere to operating philosophies that include:

•	standardizing and centralizing our methods of operation and management,

•	improving patient safety and optimizing resource allocation through our case and resource management program, which assists in improving clinical care and containing costs,

•	monitoring and enhancing productivity of our human resources,

•	capitalizing on purchasing efficiencies through the use of company-wide standardized purchasing contracts and terminating or renegotiating specified vendor contracts and

•	installing a standardized management information system, resulting in more streamlined clinical operations and more efficient billing and collection procedures.

In addition, each of our hospital management teams is supported by our centralized operational, reimbursement, regulatory and compliance expertise, as well as by our senior management team, a seasoned group of executives with an average of over 25 years of experience in the healthcare industry.

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

•

Billing and Collections. We have adopted standard policies and procedures with respect to billing and collections. We have also automated and standardized various components of the collection cycle, including statement and collection letters and the movement of accounts through the collection cycle. Upon completion of an acquisition, our management information systems team converts the hospital’s existing information system to our standardized system. This enables us to quickly implement our business controls and cost containment initiatives.

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

•

Procurement and Materials Management. We have standardized and centralized our operations with respect to medical supplies, equipment and pharmaceuticals used in our hospitals. We have a participation agreement with HealthTrust Purchasing Group, L.P., or HealthTrust, a group purchasing organization, or GPO. HealthTrust contracts with certain vendors who supply a substantial portion of our medical supplies, equipment and pharmaceuticals. Our agreement with HealthTrust extends to January 2013, with automatic renewal terms of one year unless either party terminates by giving notice of non-renewal.

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

Case and Resource Management. The primary goal of our case management program is to ensure the delivery of safe, high quality care in an efficient and cost effective manner. The program focuses on:

•	appropriate management of length of stay consistent with national standards and benchmarks;

•	reducing unnecessary utilization;

•	discharge planning;

•	developing and implementing operational best practices; and

•	compliance with all regulatory standards.

Our case management program integrates the functions of utilization review, discharge planning, assessment of medical necessity and resource management. Patients are assessed upon presentation to the hospital with ongoing reviews throughout their course of care. Industry standard criteria are utilized in patient assessments, and discharge plans are adjusted according to patient needs. Cases are monitored to prevent delays in service or unnecessary utilization of resources. When a patient is ready for discharge, a case manager works with the patient’s attending physician to evaluate and coordinate the patient’s needs for continued care in the post-acute setting. Each hospital has the support of a physician advisor to act as a liaison to the medical staff and assist with all the activities of the program.

Improve Patient Safety and Quality of Care

Each of our hospitals has a board of trustees, which includes members of the hospital’s medical staff. The board of trustees establishes policies concerning the hospital’s medical, professional, and ethical practices, monitors these practices, and is responsible for ensuring that these practices conform to legally required standards. We maintain quality assurance programs to support and monitor quality of care standards and to meet Medicare and Medicaid accreditation and regulatory requirements. Patient care evaluations and other quality of care assessment activities are reviewed and monitored continuously.

We have implemented various programs to support our hospitals in an effort to ensure continuous improvement in patient safety and the quality of care provided. We have developed training programs for all senior hospital management, chief nursing officers, quality directors, physicians and other clinical staff. We share information among our hospital management to implement best practices and assist in complying with regulatory requirements.

We have standardized our process for documenting compliance with accreditation requirements. All hospitals conduct patient, physician and staff satisfaction surveys to help identify methods of improving patient safety and the quality of care.

To ensure the experience of our emergency room patients meets our service and quality expectations, we have implemented a program to contact selected patients as a follow-up to the services they received. We verify that patients were able to obtain any prescriptions and outpatient appointments recommended at discharge. We also ensure that their symptoms have abated and that they understood the discharge instructions given at the hospital. Through this program, we placed in excess of one million follow-up calls in 2011.

In 2011, we established a component patient safety organization, or PSO, which was listed by the U.S. Department of Health and Human Services Agency for Healthcare Research and Quality on January 11, 2012. We believe we are the first for-profit hospital company to form a component PSO and that it will assist us in improving patient safety at our hospitals.

Grow Through Selective Acquisitions

Acquisition Criteria. Each year we intend to acquire, on a selective basis, approximately two to four hospitals that fit our acquisition criteria. Generally, we pursue acquisition candidates that:

•	have a service area population between 20,000 and 400,000 with a stable or growing population base,

•	are the sole or primary provider of acute care services in the community,

•	are located in an area with the potential for service expansion,

•	are not located in an area that is dependent upon a single employer or industry and

•	have financial performance that we believe will benefit from our management’s operating skills.

Occasionally, we have pursued acquisition opportunities outside of our specified criteria when such opportunities have had uniquely favorable characteristics. In addition, in recent years, we have been successful in acquiring a few multi-hospital systems. In 2009, we acquired a total of three hospitals-two hospitals located in Wilkes-Barre, Pennsylvania and one hospital in Siloam Springs, Arkansas-and purchased the remaining equity in a hospital located in El Dorado, Arkansas in which we previously had a noncontrolling interest. In 2010, we acquired five hospitals located in Marion, South Carolina; Youngstown, Ohio; Warren, Ohio and Bluefield, West Virginia and in 2011, we acquired four hospitals located in Scranton, Pennsylvania; Tunkhannock, Pennsylvania; Nanticoke, Pennsylvania and Tomball, Texas. We believe that our access to capital, reputation for providing quality care and ability to recruit physicians makes us an attractive partner for these communities.

Disciplined Acquisition Approach. We believe that we have been disciplined in our approach to acquisitions. We have a dedicated team of internal and external professionals who complete a thorough review of the hospital’s financial and operating performance, the demographics and service needs of the market and the physical condition of the facilities. Based on our historical experience, we then build a pro forma financial model that reflects what we believe can be accomplished under our ownership. Whether we buy or lease the existing facility or agree to construct a replacement hospital, we believe we have been disciplined in our approach to pricing. We typically begin the acquisition process by entering into a non-binding letter of intent with an acquisition candidate. After we complete business and financial due diligence and financial modeling, we decide whether or not to enter into a definitive agreement. Once an acquisition is completed, we have an organized and systematic approach to transitioning and integrating the new hospital into our system of hospitals.

Acquisition Efforts. Most of our acquisition targets are municipal or other not-for-profit hospitals. We believe that our access to capital, ability to recruit physicians and reputation for providing quality care make us an attractive partner for these communities. In addition, we have found that communities located in states where we already operate a hospital are more receptive to our acquiring their hospitals, because they are aware of our operating track record with respect to our other hospitals within the state.

At the time we acquire a hospital, we may commit to an amount of capital expenditures, such as a replacement facility, renovations, or equipment over a specified period of time. As obligations under two hospital purchase agreements in effect as of December 31, 2011, we are required to build a replacement facility in Valparaiso, Indiana by April 2011 and in Siloam Springs, Arkansas by February 2013. Due to delays in receiving government approved building and zoning permits, the replacement facility in Valparaiso, Indiana is not expected to be completed until the fourth quarter of 2012. These delays did not result in any penalties under the terms of the purchase agreement and we do not expect such delays to result in any significant increase in the costs to construct the replacement facility. Also, as required by an amendment to a lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location by November 2012. Estimated construction costs, including equipment costs, are approximately $317.2 million for these three replacement facilities, of which approximately $210.3 million has been incurred to date. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement for our existing Birmingham facility. In September 2010, we received approval of our request for a CON from the Alabama Certificate of Need Review Board; however, this CON remains subject to an appeal process. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280.0 million for the Birmingham replacement facility, of which approximately $3.5 million has been incurred to date. Under other purchase agreements in effect as of December 31, 2011, we have committed to spend $652.5 million, generally over a five to seven year period after acquisition, for costs such as capital improvements, equipment, selected leases and physician recruiting. Through December 31, 2011, we have incurred approximately $247.8 million related to these commitments.

Industry Overview

The Centers for Medicare and Medicaid Services, or CMS, reported that in 2010 total U.S. healthcare expenditures grew by 3.9% to approximately $2.6 trillion. CMS also projected total U.S. healthcare spending to grow by 4.8% in 2011 and by an average of 5.8% annually from 2010 through 2020. By these estimates, healthcare expenditures will account for approximately $4.6 trillion, or 19.8% of the total U.S. gross domestic product, by 2020.

Hospital services, the market in which we operate, is the largest single category of healthcare at 31.4% of total healthcare spending in 2010, or approximately $814.0 billion, as reported by CMS. CMS projects the hospital services category to grow by at least 4.7% per year through 2020. It expects growth in hospital healthcare spending to continue due to the aging of the U.S. population and consumer demand for expanded medical services. As hospitals remain the primary setting for healthcare delivery, CMS expects hospital services to remain the largest category of healthcare spending.

U.S. Hospital Industry. The U.S. hospital industry is broadly defined to include acute care, rehabilitation and psychiatric facilities that are either public (government owned and operated), not-for-profit private (religious or secular), or for-profit institutions (investor owned). According to the American Hospital Association, there are approximately 5,000 inpatient hospitals in the U.S. which are not-for-profit owned, investor owned, or state or local government owned. Of these hospitals, approximately 40% are located in non-urban communities. We believe that a majority of these hospitals are owned by not-for-profit or governmental entities. These facilities offer a broad range of healthcare services, including internal medicine, general surgery, cardiology, oncology, orthopedics, OB/GYN and emergency services. In addition, hospitals also offer other ancillary services, including psychiatric, diagnostic, rehabilitation, home care and outpatient surgery services.

Urban vs. Non-Urban Hospitals

According to the U.S. Census Bureau, 21% of the U.S. population lives in communities designated as non-urban. In these non-urban communities, hospitals are typically the primary source of healthcare. In many cases a single hospital is the only provider of general healthcare services in these communities.

Factors Affecting Performance. Among the many factors that can influence a hospital’s financial and operating performance are:

•	facility size and location,

•	facility ownership structure (i.e., tax-exempt or investor owned),

•	a facility’s ability to participate in group purchasing organizations and

•	facility payor mix.

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

Hospital Industry Trends

Demographic Trends. According to the U.S. Census Bureau, there are presently approximately 40.3 million Americans aged 65 or older in the U.S. who comprise approximately 13.0% of the total U.S. population. By the year 2030, the number of Americans aged 65 or older is expected to climb to 72.1 million, or 19.3% of the total population. Due to the increasing life expectancy of Americans, the number of people aged 85 years and older is also expected to increase from 5.8 million to 8.7 million by the year 2030. This increase in life expectancy will increase demand for healthcare services and, as importantly, the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among the main beneficiaries of this increase in demand. Based on data compiled for us, the populations of the service areas where our hospitals are located grew by 24.0% from 1990 to 2010 and are expected to grow by 3.9% from 2010 to 2015. The number of people aged 65 or older in these service areas grew by 27.4% from 1990 to 2010 and is expected to grow by 14.9% from 2010 to 2015.

Consolidation. In addition to our own acquisitions in recent years, consolidation activity in the hospital industry, primarily through mergers and acquisitions involving both for-profit and not-for-profit hospital systems, is continuing. Reasons for this activity include:

•	excess capacity of available capital,

•	valuation levels,

•	financial performance issues, including challenges associated with changes in reimbursement and collectability of self-pay revenue,

•	the desire to enhance the local availability of healthcare in the community,

•	the need and ability to recruit primary care physicians and specialists,

•	the need to achieve general economies of scale and to gain access to standardized and centralized functions, including favorable supply agreements and access to malpractice coverage and

•	regulatory changes.

The healthcare industry is also undergoing consolidation, first, in anticipation of, and second, in reaction to, efforts to reform the payment system. Hospital systems are acquiring physician practices and other outpatient and sub-acute providers to position themselves for readmission, bundling and other payment restructuring. Similarly, payors are consolidating and acquiring disease management service providers in an effort to offer more competitive programs.

Selected Operating Data

The following table sets forth operating statistics for our hospitals for each of the years presented, which are included in our continuing operations. Statistics for 2011 include a full year of operations for 127 hospitals and partial periods for four hospitals acquired during the year. Statistics for 2010 include a full year of operations for 122 hospitals and partial periods for five hospitals acquired during the year. Statistics for 2009 include a full year of operations for 118 hospitals and partial periods for three hospitals acquired during the year and one hospital in which we previously had a noncontrolling interest and purchased the remaining interest during the year. Statistics for hospitals which have been sold are excluded from all periods presented.

	Year Ended December 31,
	2011	2010	2009
	(Dollars in thousands)

Consolidated Data
Number of hospitals (at end of period)	131	127	122
Licensed beds (at end of period)(1)	19,695	19,004	17,557
Beds in service (at end of period)(2)	16,832	16,264	15,539
Admissions(3)	675,050	678,284	675,902
Adjusted admissions(4)	1,330,988	1,277,235	1,242,647
Patient days(5)	2,970,044	2,891,699	2,874,125
Average length of stay (days)(6)	4.4	4.3	4.3
Occupancy rate (beds in service)(7)	49.1%	50.2%	51.3%
Net operating revenues	$13,626,168	$12,623,274	$11,742,454
Net inpatient revenues as a % of total net operating revenues	46.1%	49.3%	50.4%
Net outpatient revenues as a % of total net operating revenues	51.9%	48.5%	47.3%
Net income attributable to Community Health Systems, Inc.	$201,948	$279,983	$243,150
Net income attributable to Community Health Systems, Inc. as a % of total net operating revenues	1.5%	2.2%	2.1%

Liquidity Data
Adjusted EBITDA(8)	$1,836,650	$1,761,484	$1,652,405
Adjusted EBITDA as a % of total net operating revenues(8)	13.5%	14.0%	14.1%
Net cash flows provided by operating activities	$1,261,908	$1,188,730	$1,076,429
Net cash flows provided by operating activities as a % of total net operating revenues	9.3%	9.4%	9.2%
Net cash flows used in investing activities	$(1,195,775)	$(1,044,310)	$(867,182)
Net cash flows used in financing activities	$(235,437)	$(189,792)	$(85,361)

See pages 10 and 11 for footnotes.

	Year Ended December 31,		(Decrease)
	2011	2010	Increase
	(Dollars in thousands)

Same-Store Data(9)
Admissions(3)	640,302	678,284	(5.6)%
Adjusted admissions(4)	1,267,860	1,277,235	(0.7)%
Patient days(5)	2,806,139	2,891,699
Average length of stay (days)(6)	4.4	4.3
Occupancy rate (beds in service)(7)	48.9%	50.2%
Net operating revenues	$13,083,230	$12,618,026	3.7%
Income from operations	$1,188,176	$1,131,850	5.0%
Income from operations as a % of net operating revenues	9.1%	9.0%
Depreciation and amortization	$633,417	$594,997
Equity in earnings of unconsolidated affiliates	$49,507	$45,380

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.
(2)	Beds in service are the number of beds that are readily available for patient use.
(3)	Admissions represent the number of patients admitted for inpatient treatment.
(4)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(5)	Patient days represent the total number of days of care provided to inpatients.
(6)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.
(7)	We calculated occupancy rate percentages by dividing the average daily number of inpatients by the weighted-average number of beds in service.
(8)	EBITDA consists of net income attributable to Community Health Systems, Inc. before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to exclude discontinued operations, gain/loss from early extinguishment of debt and net income attributable to noncontrolling interests. We have from time to time sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. We believe that it is useful to present adjusted EBITDA because it excludes the portion of EBITDA attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by continuing operations. We use adjusted EBITDA as a measure of liquidity. We have included this measure because we believe it provides investors with additional information about our ability to incur and service debt and make capital expenditures. Adjusted EBITDA is the basis for a key component in the determination of our compliance with some of the covenants under our senior secured credit facility, as well as to determine the interest rate and commitment fee payable under the senior secured credit facility (although adjusted EBITDA does not include all of the adjustments described in the senior secured credit facility).

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

The following table reconciles adjusted EBITDA, as defined, to our net cash provided by operating activities as derived directly from our Consolidated Financial Statements for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Adjusted EBITDA	$1,836,650	$1,761,484	$1,652,405
Interest expense, net	(644,410)	(647,593)	(643,608)
Provision for income taxes	(137,653)	(163,681)	(141,851)
Deferred income taxes	107,032	97,370	34,268
(Loss) income from operations of hospitals sold	(7,769)	(6,772)	971
Depreciation and amortization of discontinued operations	4,991	14,842	15,500
Stock compensation expense	42,542	38,779	44,501
(Excess tax benefit) income tax payable increase relating to stock-based compensation	(5,290)	(10,219)	3,472
Other non-cash expenses, net	28,716	12,503	22,870
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(138,332)	(27,049)	58,390
Supplies, prepaid expenses and other current assets	(42,858)	(39,904)	(34,535)
Accounts payable, accrued liabilities and income taxes	246,110	161,952	86,098
Other	(27,821)	(2,982)	(22,052)

Net cash provided by operating activities	$1,261,908	$1,188,730	$1,076,429

(9)	Includes acquired hospitals to the extent we operated them during comparable periods in both years.

Sources of Revenue

We receive payment for healthcare services provided by our hospitals from:

•	the federal Medicare program,

•	state Medicaid or similar programs,

•	healthcare insurance carriers, health maintenance organizations or “HMOs,” preferred provider organizations or “PPOs,” and other managed care programs and

•	patients directly.

The following table presents the approximate percentages of net operating revenues by payor source for the periods indicated. The data for the years presented are not strictly comparable due to the effect that hospital acquisitions have had on these statistics.

	Year Ended December 31,
Net Operating Revenues by Payor Source	2011	2010	2009
Medicare	26.8%	27.4%	27.4%
Medicaid	9.7%	10.7%	9.8%
Managed Care and other third-party payors	51.5%	50.4%	51.6%
Self-pay	12.0%	11.5%	11.2%

Total	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is net operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect revenues received from the Medicare and Medicaid programs to increase due to the general aging of the population. In addition, we expect the Reform Legislation (as defined below) to increase the number of insured patients, which should reduce revenues from self-pay patients and reduce our provision for bad debts. The Reform Legislation, however, imposes significant reductions in amounts the government pays Medicare managed care plans. Other provisions in the Reform Legislation impose minimum medical-loss ratios and require insurers to meet specific benefit requirements. In addition, specified managed care programs, insurance companies and employers are actively negotiating the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our net operating revenue growth. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

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

In addition to government programs, we are paid by private payors, which include insurance companies, HMOs, PPOs, other managed care companies, employers and by patients directly. Blue Cross payors are included in the “Managed Care and other third-party payors” line in the above table. Patients are generally not responsible for any difference between customary hospital charges and amounts paid for hospital services by Medicare and Medicaid programs, insurance companies, HMOs, PPOs and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. To further reduce their healthcare costs, an increasing number of insurance companies, HMOs, PPOs and other managed care companies are negotiating discounted fee structures or fixed amounts for hospital services performed, rather than paying healthcare providers the amounts billed. We negotiate discounts with managed care companies, which are typically smaller than discounts under governmental programs. If an increased number of insurance companies, HMOs, PPOs and other managed care companies succeed in negotiating discounted fee structures or fixed amounts, our results of operations may be negatively affected. For more information on the payment programs on which our revenues depend, see “Payment” on page 19.

As of December 31, 2011, Indiana, Texas and Pennsylvania represented our only areas of geographic concentration. Net operating revenues as a percentage of consolidated net operating revenues generated in Indiana were 10.3% in 2011, 10.6% in 2010 and 11.2% in 2009. Net operating revenues as a percentage of consolidated net operating revenues generated in Texas were 13.1% in 2011, 13.0% in 2010 and 13.2% in 2009. Net operating revenues as a percentage of consolidated net operating revenues generated in Pennsylvania were 11.5% in 2011, 10.3% in 2010 and 10.2% in 2009.

Hospital revenues depend upon inpatient occupancy levels, the volume of outpatient procedures and the charges or negotiated payment rates for hospital services provided. Charges and payment rates for routine inpatient services vary significantly depending on the type of service performed and the geographic location of the hospital. In recent years, we have experienced a significant increase in revenue received from outpatient services. We attribute this increase to:

•	advances in technology, which have permitted us to provide more services on an outpatient basis and

•

pressure from Medicare or Medicaid programs, insurance companies and managed care plans to reduce hospital stays and to reduce costs by having services provided on an outpatient rather than on an inpatient basis.

Government Regulation

Overview. The healthcare industry is required to comply with extensive government regulation at the federal, state and local levels. Under these regulations, hospitals must meet requirements to be certified as hospitals and qualified to participate in government programs, including the Medicare and Medicaid programs. These requirements relate to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, hospital use, rate-setting, compliance with building codes and environmental protection laws. There are also extensive regulations governing a hospital’s participation in these government programs. If we fail to comply with applicable laws and regulations, we can be subject to criminal penalties and civil sanctions, our hospitals can lose their licenses and we could lose our ability to participate in these government programs. In addition, government regulations may change. If that happens, we may have to make changes in our facilities, equipment, personnel and services so that our hospitals remain certified as hospitals and qualified to participate in these programs. We believe that our hospitals are in substantial compliance with current federal, state and local regulations and standards.

Hospitals are subject to periodic inspection by federal, state and local authorities to determine their compliance with applicable regulations and requirements necessary for licensing and certification. All of our hospitals are licensed under appropriate state laws and are qualified to participate in Medicare and Medicaid programs. In addition, most of our hospitals are accredited by the Joint Commission on Accreditation of Healthcare Organizations. This accreditation indicates that a hospital satisfies the applicable health and administrative standards to participate in Medicare and Medicaid programs.

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

The Patient Protection and Affordable Care Act, or PPACA, was signed into law on March 23, 2010. In addition, the Health Care and Education Affordability Reconciliation Act of 2010, or Reconciliation Act, which contains a number of amendments to PPACA, was signed into law on March 30, 2010. These two healthcare acts, referred to collectively as the Reform Legislation, include a mandate that requires substantially all U.S. citizens to maintain medical insurance coverage which will ultimately increase the number of persons with access to health insurance in the United States. The Reform Legislation should result in a reduction in uninsured patients, which should reduce our expense from uncollectible accounts receivable; however, this legislation makes a number of other changes to Medicare and Medicaid, such as reductions to the Medicare annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the Medicare market basket update which began October 1, 2011, and a reduction to the Medicare and Medicaid disproportionate share payments, that could adversely impact the reimbursement received under these programs. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement are scheduled to take effect over a number of years, and we cannot predict their impact at this time. Other provisions of the Reform Legislation, such as requirements related to employee health insurance coverage, should increase our operating costs.

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

The impact of the Reform Legislation on each of our hospitals will vary depending on payor mix and a variety of other factors. We anticipate that many of the provisions in the Reform Legislation will be subject to further clarification and modification through the rule-making process, the development of agency guidance and judicial interpretations. Moreover, twenty-six state attorneys general have jointly filed a challenge to certain aspects of the Reform Legislation. Currently, rulings in four separate federal Courts of Appeals have led to a split among the federal Circuit Courts regarding the constitutionality of the Reform Legislation. The Fourth Circuit, Sixth Circuit and the Court of Appeals for the D.C. Circuit have ruled in favor of the Reform Legislation while the Eleventh Circuit ruled the individual mandate within the Reform Legislation unconstitutional. The United States Supreme Court granted certiorari on or about November 14, 2011 to hear the appeal of the Eleventh Circuit’s ruling, with oral argument set for March 26 through 28, 2012. The Supreme Court will hear oral argument on four issues: (1) does the Anti-Injunction Act bar a legal challenge to the individual mandate aspect of the Reform Legislation until that mandate takes effect in 2014; (2) is the individual mandate aspect of the Reform Legislation constitutional; (3) if not, is the individual mandate aspect of the Reform Legislation severable from the Reform Legislation as a whole such that it may be stricken without nullifying the Reform Legislation in its entirety and (4) can the states be compelled by the federal government to expand their Medicaid expenditures or risk losing federal funding if they refuse. We cannot predict the impact the Reform Legislation may have on our business, results of operations, cash flow, capital resources and liquidity or the ultimate outcome of the Supreme Court case. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.

Fraud and Abuse Laws. Participation in the Medicare program is heavily regulated by federal statute and regulation. If a hospital fails substantially to comply with the requirements for participating in the Medicare program, the hospital’s participation in the Medicare program may be terminated and/or civil or criminal penalties may be imposed. For example, a hospital may lose its ability to participate in the Medicare program if it performs any of the following acts:

•	making claims to Medicare for services not provided or misrepresenting actual services provided in order to obtain higher payments,

•	paying money to induce the referral of patients where services are reimbursable under a federal health program or

•	paying money to limit or reduce the services provided to Medicare beneficiaries.

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

Another law regulating the healthcare industry is a section of the Social Security Act, known as the “anti-kickback” statute. This law prohibits some business practices and relationships under Medicare, Medicaid and other federal healthcare programs. These practices include the payment, receipt, offer, or solicitation of remuneration of any kind in exchange for items or services that are reimbursed under most federal or state healthcare programs. Violations of the anti-kickback statute may be punished by criminal and civil fines, exclusion from federal healthcare programs and damages up to three times the total dollar amount involved.

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

The OIG has identified the following incentive arrangements as potential violations of the anti-kickback statute:

•	payment of any incentive by the hospital when a physician refers a patient to the hospital,

•	use of free or significantly discounted office space or equipment for physicians in facilities usually located close to the hospital,

•	provision of free or significantly discounted billing, nursing, or other staff services,

•	free training for a physician’s office staff, including management and laboratory techniques (but excluding compliance training),

•	guarantees which provide that if the physician’s income fails to reach a predetermined level, the hospital will pay any portion of the remainder,

•	low-interest or interest-free loans, or loans which may be forgiven if a physician refers patients to the hospital,

•	payment of the costs of a physician’s travel and expenses for conferences,

•	payment of services which require few, if any, substantive duties by the physician, or payment for services in excess of the fair market value of the services rendered or

•	purchasing goods or services from physicians at prices in excess of their fair market value.

We have a variety of financial relationships with physicians who refer patients to our hospitals. Physicians own interests in a number of our facilities. Physicians may also own our stock. We also have contracts with physicians providing for a variety of financial arrangements, including employment contracts, leases, management agreements and professional service agreements. We provide financial incentives to recruit physicians to relocate to communities served by our hospitals. These incentives include relocation, reimbursement for certain direct expenses, income guarantees and, in some cases, loans. Although we believe that we have structured our arrangements with physicians in light of the “safe harbor” rules, we cannot assure you that regulatory authorities will not determine otherwise. If that happens, we could be subject to criminal and civil penalties and/or exclusion from participating in Medicare, Medicaid, or other government healthcare programs.

The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare patients to healthcare entities in which they or any of their immediate family members have ownership interests or other financial arrangements. These types of referrals are commonly known as “self referrals.” Sanctions for violating the Stark Law include denial of payment, civil money penalties, assessments equal to twice the dollar value of each service and exclusion from government payor programs. There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital. Another exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. From time to time, the federal government has issued regulations which interpret the provisions included in the Stark Law. The Reform Legislation changed the “whole hospital” exception to the Stark Law. The Reform Legislation permitted existing physician investments in a whole hospital to continue under a “grandfather” clause if the arrangement satisfies certain requirements and restrictions, but physicians became prohibited, from the time the Reform Legislation became effective, from increasing the aggregate percentage of their ownership in the hospital. The Reform Legislation also restricted the ability of existing physician-owned hospitals to expand the capacity of their aggregate licensed beds, operating rooms and procedure rooms. The whole hospital exception, as amended, also contains additional disclosure requirements. For example, a grandfathered physician-owned hospital is required to submit an annual report to the Department of Health and Human Services, or the DHHS, listing each investor in the hospital, including all physician owners. In addition, grandfathered physician-owned hospitals must have procedures in place that require each referring physician owner to disclose to patients, with enough notice for the patient to make a meaningful decision regarding receipt of care, the physician’s ownership interest and, if applicable, any ownership interest held by the treating physician. A grandfathered physician-owned hospital also must disclose on its web site and in any public advertising the fact that it has physician ownership. The Reform Legislation required grandfathered physician-owned hospitals to comply with these new requirements by September 23, 2011, and requires audits of the hospitals’ compliance beginning no later than May 1, 2012.

Sanctions for violating the Stark Law include denial of payment, civil monetary penalties of up to $15,000 per claim submitted and exclusion from federal healthcare programs. The statute also provides for a penalty of up to $100,000 for a scheme intended to circumvent the Stark Law prohibitions.

In addition to the restrictions and disclosure requirements applicable to physician-owned hospitals under the Stark Law, CMS regulations require physician-owned hospitals and their physician owners to disclose certain ownership information to patients. Physician-owned hospitals that receive referrals from physician owners must disclose in writing to patients that such hospitals are owned by physicians and that patients may receive a list of the hospitals’ physician investors upon request. Additionally, a physician-owned hospital must require all physician owners who are members of the hospital’s medical staff to agree, as a condition of continued medical staff membership or admitting privileges, to disclose in writing to all patients whom they refer to the hospital their (or an immediate family member’s) ownership interest in the hospital. A hospital is considered to be physician-owned if any physician, or an immediate family member of a physician, holds debt, stock or other types of investment in the hospital or in any owner of the hospital, excluding physician ownership through publicly-traded securities that meet certain conditions. If a hospital fails to comply with these regulations, the hospital could lose its Medicare provider agreement and be unable to participate in Medicare.

Evolving interpretations of current, or the adoption of new, federal or state laws or regulations could affect many of the arrangements entered into by each of our hospitals. In addition, law enforcement authorities, including the OIG, the courts and Congress are increasing scrutiny of arrangements between healthcare providers and potential referral sources to ensure that the arrangements are not designed as a mechanism to improperly pay for patient referrals and/or other business. Investigators also have demonstrated a willingness to look behind the formalities of a business transaction to determine the underlying purpose of payments between healthcare providers and potential referral sources.

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

We strive to comply with the Stark Law and regulations; however, the government may interpret the law and regulations differently. If we are found to have violated the Stark Law or regulations, we could be subject to significant sanctions, including damages, penalties and exclusion from federal healthcare programs.

Federal False Claims Act and Similar State Laws. Another trend affecting the healthcare industry today is the increased use of the federal False Claims Act, or FCA, and, in particular, actions being brought by individuals on the government’s behalf under the FCA’s “qui tam” or whistleblower provisions. Whistleblower provisions allow private individuals to bring actions on behalf of the government alleging that the defendant has defrauded the federal government. If the government intervenes in the action and prevails, the party filing the initial complaint may share in any settlement or judgment. If the government does not intervene in the action, the whistleblower plaintiff may pursue the action independently and may receive a larger share of any settlement or judgment. When a private party brings a qui tam action under the FCA, the defendant generally will not be made aware of the lawsuit until the government commences its own investigation or makes a determination whether it will intervene. Further, every entity that receives at least $5 million annually in Medicaid payments must have written policies for all employees, contractors or agents providing detailed information about false claims, false statements and whistleblower protections under certain federal laws, including the FCA, and similar state laws.

When a defendant is determined by a court of law to be liable under the FCA, the defendant must pay three times the actual damages sustained by the government, plus mandatory civil penalties of between $5,500 and $11,000 for each separate false claim. Settlements entered into prior to litigation usually involve a less severe calculation of damages. There are many potential bases for liability under the FCA. Liability often arises when an entity knowingly submits a false claim for reimbursement to the federal government. The FCA broadly defines the term “knowingly.” Although simple negligence will not give rise to liability under the FCA, submitting a claim with reckless disregard to its truth or falsity can constitute “knowingly” submitting a false claim and result in liability. In some cases, whistleblowers, the federal government and courts have taken the position that providers who allegedly have violated other statutes, such as the anti-kickback statute or the Stark Law, have thereby submitted false claims under the FCA. The Reform Legislation clarifies this issue with respect to the anti-kickback statute by providing that submission of a claim for an item or service generated in violation of the anti-kickback statute constitutes a false or fraudulent claim under the FCA. The Fraud Enforcement and Recovery Act of 2009 expanded the scope of the FCA by, among other things, creating liability for knowingly and improperly avoiding repayment of an overpayment received from the government and broadening protections for whistleblowers. Under the Reform Legislation, the

FCA is implicated by the knowing failure to report and return an overpayment within 60 days of identifying the overpayment or by the date a corresponding cost report is due, whichever is later. Further, the FCA will cover payments involving federal funds in connection with the new health insurance exchanges to be created pursuant to the Reform Legislation. Even if the FCA is not implicated and a mistake is made in the submission of claims, substantial financial liability can arise with respect to any overpayments. There is a notable gap in the time periods for which overpayments may be recouped by the government but for which corrected claims can be submitted.

A number of states, including states in which we operate, have adopted their own false claims provisions as well as their own whistleblower provisions whereby a private party may file a civil lawsuit in state court. The Deficit Reduction Act of 2005 created an incentive for states to enact false claims laws that are comparable to the FCA. From time to time, companies in the healthcare industry, including ours, may be subject to actions under the FCA or similar state laws.

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

Certificates of Need. The construction of new facilities, the acquisition of existing facilities and the addition of new services at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These CON laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. As of December 31, 2011, we operated 57 hospitals in 16 states that have adopted CON laws for acute care facilities. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of a hospital’s licenses.

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

As required by HIPAA, the DHHS has issued privacy and security regulations that extensively regulate the use and disclosure of individually identifiable health-related information and require healthcare providers to implement administrative, physical and technical practices to protect the security of individually identifiable health information that is electronically maintained or transmitted. ARRA broadens the scope of the HIPAA privacy and security regulations. In addition, ARRA extends the application of certain provisions of the security and privacy regulations to business associates (entities that handle identifiable health-related information on behalf of covered entities) and subjects business associates to civil and criminal penalties for violation of the regulations. On July 14, 2010, the DHHS issued a proposed rule that would implement these ARRA provisions. If finalized, these changes would likely require amendments to existing agreements with business associates and would subject business associates and their subcontractors to direct liability under the HIPAA privacy and security regulations. We have developed and utilize a HIPAA compliance plan as part of our effort to comply with HIPAA privacy and security requirements. The privacy regulations and security regulations have and will continue to impose significant costs on our facilities in order to comply with these standards.

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

Payments for inpatient acute services are generally made pursuant to a prospective payment system, commonly known as “PPS.” Under PPS, our hospitals are paid a predetermined amount for each hospital discharge based on the patient’s diagnosis. Specifically, each discharge is assigned to a diagnosis-related group, commonly known as a “DRG,” based upon the patient’s condition and treatment during the relevant inpatient stay. Commencing with the federal fiscal year 2009 (i.e., the federal fiscal year beginning October 1, 2008), each DRG is assigned a payment rate using 100% of the national average cost per case and 100% of the severity adjusted DRG weights. DRG payments are based on national averages and not on charges or costs specific to a hospital. Severity adjusted DRGs more accurately reflect the costs a hospital incurs for caring for a patient and account more fully for the severity of each patient’s condition. However, DRG payments are adjusted by a predetermined geographic adjustment factor assigned to the geographic area in which the hospital is located. While a hospital generally does not receive payment in addition to a DRG payment, hospitals may qualify for an “outlier” payment when the relevant patient’s treatment costs are extraordinarily high and exceed a specified regulatory threshold.

The DRG payment rates are adjusted by an update factor on October 1 of each year, the beginning of the federal fiscal year. The index used to adjust the DRG payment rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. DRG payment rates were increased by the full “market basket index,” for the federal fiscal years 2012, 2011, 2010 and 2009, by 3.0%, 2.6%, 2.1% and 3.6%, respectively. In addition, the DRG payment rates were reduced by 0.25% on April 1, 2010 and by 0.25% on October 1, 2010, as mandated by the Reform Legislation. The DRG payment rates were also reduced by 2.9% for federal fiscal year 2011 for behavioral changes in coding practices related to MS-DRG. In addition, for federal fiscal year 2012, the DRG payment rates were reduced by 1% for the multi-factor productivity adjustment; reduced by 0.1% in accordance with the Reform Legislation; reduced by 2% for documentation and coding; and increased by 1.1% as a result of the decision in Cape Cod Hospital v. Sebelius. The Deficit Reduction Act of 2005 imposed a two percentage point reduction to the market basket index beginning October 1, 2007, and each year thereafter, if patient quality data is not submitted. We are complying with this data submission requirement. Future legislation may decrease the rate of increase for DRG payments or even decrease such payment rates, but we are not able to predict the amount of any reduction or the effect that any reduction will have on us.

In addition, hospitals may qualify for Medicare disproportionate share payments when their percentage of low income patients exceeds specified regulatory thresholds. A majority of our hospitals qualify to receive Medicare disproportionate share payments. For the majority of our hospitals that qualify to receive Medicare disproportionate share payments, these payments were increased by the Medicare Prescription Drug, Improvement and Modernization Act of 2003 effective April 1, 2004. These Medicare disproportionate share payments as a percentage of net operating revenues were 1.5%, 1.6% and 1.6% for the years ended December 31, 2011, 2010 and 2009, respectively.

Beginning August 1, 2000, we began receiving Medicare reimbursement for outpatient services through a PPS. Under the Balanced Budget Refinement Act of 1999, non-urban hospitals with 100 beds or less were held harmless. The Medicare Improvements for Patients and Providers Act extended the hold harmless provision for non-urban hospitals with 100 beds or less, including non-urban sole community hospitals, through December 31, 2009, at 85% of the hold harmless amount. Of our 125 hospitals at December 31, 2009, 44 qualified for this relief. The Reform Legislation extended the hold harmless provision for non-urban hospitals with 100 beds or less, including non-urban sole community hospitals, through December 31, 2010. Of our 130 hospitals at December 31, 2010, 46 qualified for this relief. The Medicare and Medicaid Extenders Act of 2010 extended the hold harmless provision for non-urban hospitals with 100 beds or less, including non-urban sole community hospitals, through December 31, 2011. Of our 131 hospitals at December 31, 2011, 45 qualified for this relief. The outpatient conversion factor was increased 3.6% effective January 1, 2009; however, coupled with adjustments to other variables with outpatient PPS, an approximate 3.5% to 3.9% net increase in outpatient payments occurred. The outpatient conversion factor was increased 2.1% effective January 1, 2010; however, coupled with adjustments to other variables with outpatient PPS, an approximate 1.8% to 2.2% net increase in outpatient payments occurred. The outpatient conversion factor was increased 2.35% effective January 1, 2011; however, coupled with adjustments to other variables with outpatient PPS, an approximate 2.1% to 2.5% net increase in outpatient payments occurred. The outpatient conversion factor was increased 3.0 % effective January 1, 2012; however, coupled with adjustments to other variables with outpatient PPS, an approximate 2.1% to 2.5% net increase in outpatient payments is expected to occur. The Medicare Improvements and Extension Act of the Tax Relief and Health Care Act of 2006 imposed a two percentage point reduction to the market basket index beginning January 1, 2009, and each year thereafter, if patient quality data is not submitted. We are complying with this data submission requirement.

The DHHS established a PPS for home health services (i.e., home care) effective October 1, 2000. The home health agency PPS per episodic payment rate increased by 2.9% on January 1, 2009; however, coupled with adjustments to other variables with home health agency PPS, an approximate 0.2% net increase in home health agency payments occurred. The home health agency PPS per episodic payment rate increased 2.0% on January 1, 2010; however, coupled with adjustments to other variables with home health agency PPS, an approximate 2.3% net increase in home health agency payments occurred. The home health agency PPS per episodic payment rate increased 1.1% on January 1, 2011; however, coupled with adjustments to other variables with home health agency PPS, an approximate 4.9% net decrease in home health agency payments occurred. The home health agency PPS per episodic payment rate increased 2.4% on January 1, 2012; however, coupled with adjustments to other variables with home health agency PPS, an approximate 2.31% net decrease in home health agency payments is expected to occur. The Reform Legislation increases the home health agency PPS per episodic payment rate by 3.0% for home health services provided to patients in rural areas on or after April 1, 2010 through December 31, 2016. The Deficit Reduction Act of 2005 imposed a two percentage point reduction to the market basket index beginning January 1, 2007, and each year thereafter, if patient quality data is not submitted. We are complying with this data submission requirement.

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

Commercial Insurance and Managed Care Companies. Our hospitals provide services to individuals covered by private healthcare insurance or by health plans administered by managed care companies. These payors pay our hospitals or in some cases reimburse their policyholders based upon the hospital’s established charges and the coverage provided in the insurance policy. They try to limit the costs of hospital services by negotiating discounts, including PPS, which would reduce payments by commercial insurers or health plans to our hospitals. Commercial insurers and Managed Care companies also seek to reduce payments to hospitals by establishing payment rules that in effect recharacterize the services ordered by physicians. For example, some payors vigorously review each patient’s length of stay in the hospital and recharacterize as outpatient all in-patient stays of less than a particular duration (e.g. 24 hours). Reductions in payments for services provided by our hospitals to individuals covered by these payors could adversely affect us.

Supply Contracts

In March 2005, we began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust, a GPO in which we are a noncontrolling partner. Triad Hospitals, Inc., or Triad, was also a noncontrolling partner in HealthTrust and we acquired Triad’s ownership interest and contractual rights when we acquired Triad. As of December 31, 2011, we have a 17.6% ownership interest in HealthTrust. By participating in this organization, we are able to procure items at competitively priced rates for our hospitals. There can be no assurance that our arrangement with HealthTrust will continue to provide the discounts that we have historically received.

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

Some of our hospitals operate in primary service areas where they compete with another hospital. Some of these competing hospitals use equipment and services more specialized than those available at our hospitals and/or are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals do not pay income or property taxes, and can make capital expenditures without paying sales tax. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers.

The number and quality of the physicians on a hospital’s staff is an important factor in a hospital’s competitive position. Physicians decide whether a patient is admitted to the hospital and the procedures to be performed. Admitting physicians may be on the medical staffs of other hospitals in addition to those of our hospitals. We attempt to attract our physicians’ patients to our hospitals by offering quality services and facilities, convenient locations and state-of-the-art equipment.

Compliance Program

We take an operations team approach to compliance and utilize corporate experts for program design efforts and facility leaders for employee-level implementation. We believe compliance is another area that demonstrates our utilization of standardization and centralization techniques and initiatives which yield efficiencies and consistency throughout our facilities. We recognize that our compliance with applicable laws and regulations depends on individual employee actions as well as company operations. Our approach focuses on integrating compliance responsibilities with operational functions. This approach is intended to reinforce our company-wide commitment to operate strictly in accordance with the laws and regulations that govern our business.

Our company-wide compliance program has been in place since 1997. Currently, the program’s elements include leadership, management and oversight at the highest levels, a Code of Conduct, risk area specific policies and procedures, employee education and training, an internal system for reporting concerns, auditing and monitoring programs and a means for enforcing the program’s policies.

Since its initial adoption, the compliance program continues to be expanded and developed to meet the industry’s expectations and our needs. Specific written policies, procedures, training and educational materials and programs, as well as auditing and monitoring activities, have been prepared and implemented to address the functional and operational aspects of our business. Included within these functional areas are materials and activities for business sub-units, including laboratory, radiology, pharmacy, emergency, surgery, observation, home care, skilled nursing and clinics. Specific areas identified through regulatory interpretation and enforcement activities have also been addressed in our program. Claims preparation and submission, including coding, billing and cost reports, comprise the bulk of these areas. Financial arrangements with physicians and other referral sources, including compliance with the federal anti-kickback statute and the Stark Law, emergency department treatment and transfer requirements and other patient disposition issues, are also the focus of policy and training, standardized documentation requirements and review and audit. Another focus of the program is the interpretation and implementation of the HIPAA standards for privacy and security.

We have a Code of Conduct which applies to all directors, officers, employees and consultants, and a confidential disclosure program to enhance the statement of ethical responsibility expected of our employees and business associates who work in the accounting, financial reporting and asset management areas of our Company. Our Code of Conduct is posted on our website at www.chs.net/company_overview/code_conduct.html.

Employees

At December 31, 2011, we employed approximately 66,000 full-time employees and 22,000 part-time employees. We have approximately 8,000 employees who are union members. We currently believe that our labor relations are good.

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

Environmental Matters

We are subject to various federal, state and local laws and regulations governing the use, discharge and disposal of hazardous materials, including medical waste products. Compliance with these laws and regulations is not expected to have a material adverse effect on us. It is possible, however, that environmental issues may arise in the future which we cannot now predict.

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

We are significantly leveraged. The table below shows our level of indebtedness and other information as of December 31, 2011. In connection with the consummation of our acquisition of Triad in July 2007, approximately $7.2 billion of senior secured financing under a new credit facility, or the Credit Facility, was obtained by our wholly-owned subsidiary, CHS/Community Health Systems, Inc., or CHS. CHS also issued 8.875% senior notes, or the 8 7/8% Senior Notes, having an aggregate principal amount of approximately $3.0 billion. Both the indebtedness under the Credit Facility and the 8 7/8% Senior Notes are senior obligations of CHS and are guaranteed on a senior basis by us and by certain of our domestic subsidiaries. We used the net proceeds from the 8 7/8% Senior Notes offering and the net proceeds of the approximately $6.1 billion term loans under the Credit Facility to pay the consideration under the merger agreement with Triad, to refinance certain of our existing indebtedness and the indebtedness of Triad, to complete certain related transactions, to pay certain costs and expenses of the transactions and for general corporate uses. As of December 31, 2011, a $750 million revolving credit facility was available to us for working capital and general corporate purposes under the Credit Facility, with $37.7 million of the revolving credit facility being set aside for outstanding letters of credit and $30.0 million outstanding at December 31, 2011. On November 5, 2010, we entered into an amendment and restatement of our existing Credit Facility, which extended by two and a half years, until January 25, 2017, the maturity date of $1.5 billion of our existing term loans under the Credit Facility. In addition, effective February 2, 2012, we completed an additional amendment and restatement of the Credit Facility, which extended by two and a half years the maturity date of an additional $1.6 billion of our existing non-extended term loans under the Credit Facility, until January 25, 2017 (subject to customary acceleration events) or, if more than $50 million of our 8 7/8% Senior Notes are outstanding on April 15, 2015, to April 15, 2015. The remaining approximately $2.9 billion in term loans mature in 2014. On November 22, 2011, CHS completed its offering of $1.0 billion aggregate principal amount of 8% Senior Notes, or the 8% Senior Notes, which were issued in a private placement. The net proceeds from this issuance, together with available cash on hand, were used to finance the purchase of up to $1.0 billion aggregate principal amount of outstanding 8 7/8% Senior Notes and related fees and expenses. The 8% Senior Notes are unsecured senior obligations of CHS and are guaranteed on a senior basis by us and by certain of our domestic subsidiaries. With the exception of some small principal payments of our term loans under our Credit Facility, representing less than 1% of the outstanding balance each year through 2013, approximately $2.9 billion of term loans under our Credit Facility mature in 2014, our 8 7/8% Senior Notes are due in 2015, the remaining $3.1 billion in term loans mature in 2017 and our 8% Senior Notes are due in 2019.

December 31, 2011
($ in millions)

Senior secured credit facility term loans	$5,949.4
Revolving credit facility	30.0
8 7/8% Senior Notes	1,777.6
8% Senior Notes	1,000.0
Other	89.5

Total debt	$8,846.5

Community Health Systems, Inc. stockholders’ equity	$2,397.1

As of December 31, 2011, our approximately $4.9 billion notional amount of interest rate swap agreements represented approximately 82% of our variable rate debt. On a prospective basis, a 1% change in interest rates on the remaining unhedged variable rate debt existing as of December 31, 2011, would result in interest expense fluctuating approximately $11.0 million per year.

The Credit Facility and/or both of the 8 7/8% Senior Notes and the 8% Senior Notes, or collectively known as the Senior Notes, contain various covenants that limit our ability to take certain actions, including our ability to:

•	incur, assume or guarantee additional indebtedness,

•	issue redeemable stock and preferred stock,

•	repurchase capital stock,

•	make restricted payments, including paying dividends and making investments,

•	redeem debt that is junior in right of payment to the Senior Notes,

•	create liens,

•	sell or otherwise dispose of assets, including capital stock of subsidiaries,

•	enter into agreements that restrict dividends from subsidiaries,

•	merge, consolidate, sell or otherwise dispose of substantial portions of our assets,

•	enter into transactions with affiliates and

•	guarantee certain obligations.

In addition, our Credit Facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet these restrictive covenants and financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests.

The counterparty to the interest rate swap agreements exposes us to credit risk in the event of non-performance. However, at December 31, 2011, we do not anticipate non-performance by the counterparty due to the net settlement feature of the agreements and our liability position with respect to each of our counterparties.

A breach of any of these covenants could result in a default under our Credit Facility and/or the Senior Notes. Upon the occurrence of an event of default under our Credit Facility or the Senior Notes, all amounts outstanding under our Credit Facility and the Senior Notes may become immediately due and payable and all commitments under the Credit Facility to extend further credit may be terminated.

Our leverage could have important consequences for you, including the following:

•	it may limit our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions and general corporate or other purposes,

•

a substantial portion of our cash flows from operations will be dedicated to the payment of principal and interest on our indebtedness and will not be available for other purposes, including our operations, capital expenditures and future business opportunities,

•	the debt service requirements of our indebtedness could make it more difficult for us to satisfy our financial obligations,

•	some of our borrowings, including borrowings under our Credit Facility, are at variable rates of interest, exposing us to the risk of increased interest rates,

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt and

•	we may be vulnerable in a downturn in general economic conditions or in our business, or we may be unable to carry out capital spending that is important to our growth.

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the periods indicated:

	Year Ended December 31,
	2007	2008	2009	2010	2011

Ratio of earnings to fixed charges(1)	1.21x	1.47x	1.60x	1.69x	1.61x

(1)	Fixed charges include interest expensed and capitalized during the year plus an estimate of the interest component of rent expense. There are no shares of preferred stock outstanding. See exhibit 12 filed as part of this Report for the calculation of this ratio.

Despite current indebtedness levels, we may be able to incur substantially more debt. This could further exacerbate the risks described above.

We may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing the Senior Notes do not fully prohibit us from doing so. For example, under the indentures for the 8 7/8% Senior Notes and the 8% Senior Notes, we may incur up to approximately $7.8 billion pursuant to a credit facility or a qualified receivables transaction, less certain amounts repaid with the proceeds of asset dispositions. As of December 31, 2011, our Credit Facility provided for commitments of up to approximately $6.7 billion in the aggregate. Additionally, our Credit Facility also gives us the ability to provide for one or more additional tranches of term loans in the aggregate principal amount of up to $1.0 billion without the consent of the existing lenders if specified criteria are satisfied and for up to $300 million of borrowing capacity from receivable transactions (including securitizations). If new debt is added to our current debt levels, the related risks that we now face could be further exacerbated.

If competition decreases our ability to acquire additional hospitals on favorable terms, we may be unable to execute our acquisition strategy.

An important part of our business strategy is to acquire two to four hospitals each year. However, not-for-profit hospital systems and other for-profit hospital companies generally attempt to acquire the same type of hospital as we do. Some of these other purchasers have greater financial resources than us. Our principal competitors for acquisitions have included Health Management Associates, Inc. and LifePoint Hospitals, Inc. On some occasions, we also compete with HCA Holdings Inc., Universal Health Services, Inc., other non-public, for-profit hospitals and local market hospitals. In addition, some hospitals are sold through an auction process, which may result in higher purchase prices than we believe are reasonable. Therefore, we may not be able to acquire additional hospitals on terms favorable to us.

If we fail to improve the operations of acquired hospitals, we may be unable to achieve our growth strategy.

Many of the hospitals we have acquired had, or future acquisitions may have, significantly lower operating margins than we do and/or operating losses prior to the time we acquired or will acquire them. In the past, we have occasionally experienced temporary delays in improving the operating margins or effectively integrating the operations of these acquired hospitals. In the future, if we are unable to improve the operating margins of acquired hospitals, operate them profitably, or effectively integrate their operations, we may be unable to achieve our growth strategy.

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

Some states require prior approval for the construction or acquisition of healthcare facilities and for the expansion of healthcare facilities and services. In giving approval, these states consider the need for additional or expanded healthcare facilities or services. In some states in which we operate, we are required to obtain CONs for capital expenditures exceeding a prescribed amount, changes in bed capacity or services and some other matters. Other states may adopt similar legislation. We may not be able to obtain the required CONs or other prior approvals for additional or expanded facilities in the future. In addition, at the time we acquire a hospital, we may agree to replace or expand the facility we are acquiring. If we are not able to obtain required prior approvals, we would not be able to replace or expand the facility and expand the breadth of services we offer. Furthermore, if a CON or other prior approval, upon which we relied to invest in construction of a replacement or expanded facility, were to be revoked or lost through an appeal process, then we may not be able to recover the value of our investment.

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

The hospital industry is highly competitive. In addition to the competition we face for acquisitions and physicians, we must also compete with other hospitals and healthcare providers for patients. The competition among hospitals and other healthcare providers for patients has intensified in recent years. The majority of our hospitals are located in non-urban service areas. In over 60% of our markets, we are the sole provider of general acute care health services. In most of our other markets, the primary competitor is a not-for-profit hospital. These not-for-profit hospitals generally differ in each jurisdiction. However, our hospitals face competition from hospitals outside of their primary service area, including hospitals in urban areas that provide more complex services. Patients in our primary service areas may travel to these other hospitals for a variety of reasons. These reasons include physician referrals or the need for services we do not offer. Patients who seek services from these other hospitals may subsequently shift their preferences to those hospitals for the services we provide.

Some of our hospitals operate in primary service areas where they compete with one other hospital; 25 of our hospitals compete with more than one other hospital in their respective primary service areas. Some of these competing hospitals use equipment and services more specialized than those available at our hospitals. In addition, some competing hospitals are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals do not pay income or property taxes, and can make capital expenditures without paying sales tax. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers.

We expect that these competitive trends will continue. Our inability to compete effectively with other hospitals and other healthcare providers could cause local residents to use other hospitals.

The failure to obtain our medical supplies at favorable prices could cause our operating results to decline.

We have a participation agreement with HealthTrust, a GPO. This agreement extends to January 2013, with automatic renewal terms of one year, unless either party terminates by giving notice of non-renewal. GPOs attempt to obtain favorable pricing on medical supplies with manufacturers and vendors who sometimes negotiate exclusive supply arrangements in exchange for the discounts they give. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could incur higher costs for our medical supplies obtained through HealthTrust. These higher costs could cause our operating results to decline.

There can be no assurance that our arrangement with HealthTrust will provide the discounts we expect to achieve.

If the fair value of our reporting units declines, a material non-cash charge to earnings from impairment of our goodwill could result.

At December 31, 2011, we had approximately $4.3 billion of goodwill recorded on our books. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.

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

ARRA was signed into law on February 17, 2009, providing for a temporary increase in the federal matching assistance percentage (FMAP), a temporary increase in federal Medicaid DSH allotments, subsidization of health insurance premiums (COBRA) for up to nine months and grants and loans for infrastructure and incentive payments for providers who adopt and use health information technology. This act also provides penalties by reducing reimbursement from Medicare in the form of reductions to scheduled market basket increases beginning in federal fiscal year 2015 if eligible hospitals and professionals fail to demonstrate meaningful use of electronic health record technology.

PPACA was signed into law on March 23, 2010. In addition, the Reconciliation Act, which contains a number of amendments to PPACA, was signed into law on March 30, 2010. These two healthcare acts, referred to collectively as the Reform Legislation, include a mandate that requires substantially all U.S. citizens to maintain medical insurance coverage which will ultimately increase the number of persons with access to health insurance in the United States. The Reform Legislation should result in a reduction in uninsured patients, which should reduce our expense from uncollectible accounts receivable; however, this legislation makes a number of other changes to Medicare and Medicaid, such as reductions to the Medicare annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the Medicare market basket update which began October 1, 2011, and a reduction to the Medicare and Medicaid disproportionate share payments, that could adversely impact the reimbursement received under these programs. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement are scheduled to take effect over a number of years, and we cannot predict their impact at this time. Other provisions of the Reform Legislation, such as requirements related to employee health insurance coverage, should increase our operating costs.

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

The impact of the Reform Legislation on each of our hospitals will vary depending on payor mix and a variety of other factors. We anticipate that many of the provisions in the Reform Legislation will be subject to further clarification and modification through the rule-making process, the development of agency guidance and judicial interpretations. In particular, the Supreme Court of the United States has accepted an appeal of one of the many cases challenging various aspects, including constitutionality of the Reform Legislation. We cannot predict the impact the Reform Legislation may have on our business, results of operations, cash flow, capital resources and liquidity or the ultimate outcome of the judicial rulings. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.

If federal or state healthcare programs or managed care companies reduce the payments we receive as reimbursement for services we provide, our net operating revenues may decline.

In 2011, 36.5% of our net operating revenues came from the Medicare and Medicaid programs. Federal healthcare expenditures continue to increase and state governments continue to face budgetary shortfalls as a result of the current economic downturn and accelerating Medicaid enrollment. As a result, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs. Some of these changes have decreased, or could decrease, the amount of money we receive for our services relating to these programs.

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

The healthcare industry is required to comply with many laws and regulations at the federal, state and local government levels. These laws and regulations require that hospitals meet various requirements, including those relating to the adequacy of medical care, equipment, personnel, operating policies and procedures, maintenance of adequate records, compliance with building codes, environmental protection and privacy. These laws include, in part, the Health Insurance Portability and Accountability Act of 1996 and a section of the Social Security Act, known as the “anti-kickback” statute. If we fail to comply with applicable laws and regulations, including fraud and abuse laws, we could suffer civil or criminal penalties, including the loss of our licenses to operate and our ability to participate in the Medicare, Medicaid and other federal and state healthcare programs.

In addition, there are heightened coordinated civil and criminal enforcement efforts by both federal and state government agencies relating to the healthcare industry, including the hospital segment. Recent enforcement actions have focused on financial arrangements between hospitals and physicians, billing for services without adequately documenting the medical necessity for such services and billing for services outside the coverage guidelines for such services. Specific to our hospitals, we have received inquiries and subpoenas from various governmental agencies regarding these and other matters, and we are also subject to various claims and lawsuits relating to such matters. For a further discussion of these matters, see “Legal Proceedings” in Item 3 of this Report.

In the future, different interpretations or enforcement of these laws and regulations could subject our current practices to allegations of impropriety or illegality or could require us to make changes in our facilities, equipment, personnel, services, capital expenditure programs and operating expenses.

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

In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability, or related legal theories. Even in states that have imposed caps on damages, litigants are seeking recoveries under new theories of liability that might not be subject to the caps on damages. Many of these actions involve large claims and significant defense costs. To protect us from the cost of these claims, we maintain claims made professional malpractice liability insurance and general liability insurance coverage in excess of those amounts for which we are self-insured. This insurance coverage is in amounts that we believe to be sufficient for our operations. However, our insurance coverage does not cover all claims against us or may not continue to be available at a reasonable cost for us to maintain adequate levels of insurance. As a percentage of net operating revenues, our expense related to malpractice and other professional liability claims, including the cost of excess insurance, increased in 2009 by 0.2%, decreased in 2010 by 0.2% and decreased in 2011 by 0.2%. If these costs rise rapidly, our profitability could decline. For a further discussion of our insurance coverage, see our discussion of professional liability claims in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report.

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

If our implementation of electronic health record systems is not effective or exceeds our budget and timeline, our consolidated results of operations could be adversely affected.

ARRA created an incentive payment program for eligible hospitals and healthcare professionals to adopt and meaningfully use certified electronic health records, or EHR, technology. The implementation of EHR that meets the meaningful use criteria requires a significant capital investment, and our current plan to implement EHR anticipates maximizing the incentive payment program created by ARRA. If our hospitals and employed professionals are unable to meet the requirements for participation in the incentive payment program, we will not be eligible to receive incentive payments that could offset some of the costs of implementing EHR systems. As additional incentive, beginning in federal fiscal year 2015, if eligible hospitals and professionals fail to demonstrate meaningful use of certified EHR technology, they will be penalized with reduced reimbursement from Medicare in the form of reductions to scheduled market basket increases. If we fail to implement EHR systems effectively and in a timely manner, there could be a material adverse effect on our consolidated financial position and consolidated results of operations.

This Report includes forward-looking statements which could differ from actual future results.

Some of the matters discussed in this Report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	general economic and business conditions, both nationally and in the regions in which we operate,

•	implementation and effect of adopted and potential federal and state healthcare legislation,

•	risks associated with our substantial indebtedness, leverage and debt service obligations,

•	demographic changes,

•	changes in, or the failure to comply with, governmental regulations,

•	potential adverse impact of known and unknown government investigations, audits, and Federal and State False Claims Act litigation and other legal proceedings,

•	our ability, where appropriate, to enter into and maintain managed care provider arrangements and the terms of these arrangements,

•	changes in, or the failure to comply with, managed care provider contracts could result in disputes and changes in reimbursement that could be applied retroactively,

•	changes in inpatient or outpatient Medicare and Medicaid payment levels,

•	increases in the amount and risk of collectability of patient accounts receivable,

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply costs due to market pressure from pharmaceutical companies and new product releases,

•	liabilities and other claims asserted against us, including self-insured malpractice claims,

•	competition,

•	our ability to attract and retain, without significant employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers,

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals,

•	changes in medical or other technology,

•	changes in U.S. GAAP,

•	the availability and terms of capital to fund additional acquisitions or replacement facilities,

•	our ability to successfully acquire additional hospitals or complete divestitures,

•	our ability to successfully integrate any acquired hospitals or to recognize expected synergies from such acquisitions,

•	our ability to obtain adequate levels of general and professional liability insurance and

•	timeliness of reimbursement payments received under government programs.

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

For each of our hospitals owned or leased as of December 31, 2011, the following table shows its location, the date of its acquisition or lease inception and the number of licensed beds:

Hospital	City	Licensed Beds(1)	Date of Acquisition/ Lease Inception	Ownership Type
Alabama
LV Stabler Memorial Hospital	Greenville	72	October, 1994	Owned
South Baldwin Regional Medical Center	Foley	112	June, 2000	Leased
Cherokee Medical Center	Centre	60	April, 2006	Owned
Dekalb Regional Medical Center	Fort Payne	134	April, 2006	Owned
Trinity Medical Center	Birmingham	534	July, 2007	Owned
Flowers Hospital	Dothan	235	July, 2007	Owned
Medical Center Enterprise	Enterprise	131	July, 2007	Owned
Gadsden Regional Medical Center	Gadsden	346	July, 2007	Owned
Crestwood Medical Center	Huntsville	150	July, 2007	Owned

Alaska
Mat-Su Regional Medical Center	Palmer	74	July, 2007	Owned

Arizona
Payson Regional Medical Center	Payson	44	August, 1997	Leased
Western Arizona Regional Medical Center	Bullhead City	139	July, 2000	Owned
Northwest Medical Center	Tucson	300	July, 2007	Owned
Northwest Medical Center Oro Valley	Oro Valley	144	July, 2007	Owned

Arkansas
Harris Hospital	Newport	133	October, 1994	Owned
Helena Regional Medical Center	Helena	155	March, 2002	Leased
Forrest City Medical Center	Forrest City	118	March, 2006	Leased
Northwest Medical Center — Bentonville	Bentonville	128	July, 2007	Owned
Northwest Medical Center — Springdale	Springdale	222	July, 2007	Owned
Willow Creek Women’s Hospital	Johnson	64	July, 2007	Owned
Siloam Springs Memorial Hospital	Siloam Springs	73	February, 2009	Leased
Medical Center of South Arkansas	El Dorado	166	April, 2009	Leased

California
Barstow Community Hospital	Barstow	56	January, 1993	Leased
Fallbrook Hospital	Fallbrook	47	November, 1998	Operated (2)
Watsonville Community Hospital	Watsonville	106	September, 1998	Owned

Florida
Lake Wales Medical Center	Lake Wales	160	December, 2002	Owned
North Okaloosa Medical Center	Crestview	110	March, 1996	Owned

Georgia
Fannin Regional Hospital	Blue Ridge	50	January, 1986	Owned
Trinity Hospital of Augusta	Augusta	231	July, 2007	Leased

Hospital	City	Licensed Beds(1)	Date of Acquisition/ Lease Inception	Ownership Type
Illinois
Crossroads Community Hospital	Mt. Vernon	57	October, 1994	Owned
Gateway Regional Medical Center	Granite City	367	January, 2002	Owned
Heartland Regional Medical Center	Marion	92	October, 1996	Owned
Red Bud Regional Hospital	Red Bud	31	September, 2001	Owned
Galesburg Cottage Hospital	Galesburg	173	July, 2004	Owned
Vista Medical Center East	Waukegan	336	July, 2006	Owned
Vista Medical Center West (psychiatric and rehabilitation beds)	Waukegan	71	July, 2006	Owned
Union County Hospital	Anna	25	November, 2006	Leased

Indiana
Porter Hospital	Valparaiso	301	May, 2007	Owned
Bluffton Regional Medical Center	Bluffton	79	July, 2007	Owned
Dupont Hospital	Fort Wayne	131	July, 2007	Owned
Lutheran Hospital	Fort Wayne	396	July, 2007	Owned
Lutheran Musculoskeletal Center	Fort Wayne	39	July, 2007	Owned
Lutheran Rehabilitation Hospital (rehabilitation)	Fort Wayne	36	July, 2007	Owned
St. Joseph’s Hospital	Fort Wayne	191	July, 2007	Owned
Dukes Memorial Hospital	Peru	25	July, 2007	Owned
Kosciusko Community Hospital	Warsaw	72	July, 2007	Owned

Kentucky
Parkway Regional Hospital	Fulton	70	May, 1992	Owned
Three Rivers Medical Center	Louisa	90	May, 1993	Owned
Kentucky River Medical Center	Jackson	55	August, 1995	Leased

Louisiana
Byrd Regional Hospital	Leesville	60	October, 1994	Owned
Northern Louisiana Medical Center	Ruston	159	April, 2007	Owned
Women & Children’s Hospital	Lake Charles	88	July, 2007	Owned

Mississippi
Wesley Medical Center	Hattiesburg	211	July, 2007	Owned
River Region Health System	Vicksburg	341	July, 2007	Owned

Missouri
Moberly Regional Medical Center	Moberly	101	November, 1993	Owned
Northeast Regional Medical Center	Kirksville	115	December, 2000	Leased

Nevada
Mesa View Regional Hospital	Mesquite	25	July, 2007	Owned

New Jersey
Memorial Hospital of Salem County	Salem	140	September, 2002	Owned

Hospital	City	Licensed Beds(1)	Date of Acquisition/ Lease Inception	Ownership Type
New Mexico
Mimbres Memorial Hospital	Deming	49	March, 1996	Owned
Eastern New Mexico Medical Center	Roswell	162	April, 1998	Owned
Alta Vista Regional Hospital	Las Vegas	54	April, 2000	Owned
Carlsbad Medical Center	Carlsbad	115	July, 2007	Owned
Lea Regional Medical Center	Hobbs	201	July, 2007	Owned
Mountain View Regional Medical Center	Las Cruces	168	July, 2007	Owned

North Carolina
Martin General Hospital	Williamston	49	November, 1998	Leased

Ohio
Affinity Medical Center	Massillon	266	July, 2007	Owned
Northside Medical Center	Youngstown	355	October, 2010	Owned
Trumbull Memorial Hospital	Warren	311	October, 2010	Owned
Hillside Rehabilitation Hospital (rehabilitation)	Warren	69	October, 2010	Owned

Oklahoma
Ponca City Medical Center	Ponca City	140	May, 2006	Owned
Deaconess Hospital	Oklahoma City	291	July, 2007	Owned
Woodward Regional Hospital	Woodward	87	July, 2007	Leased

Oregon
McKenzie-Willamette Medical Center	Springfield	113	July, 2007	Owned

Pennsylvania
Berwick Hospital	Berwick	101	March, 1999	Owned
Brandywine Hospital	Coatesville	236	June, 2001	Owned
Jennersville Regional Hospital	West Grove	59	October, 2001	Owned
Easton Hospital	Easton	254	October, 2001	Owned
Lock Haven Hospital	Lock Haven	47	August, 2002	Owned
Pottstown Memorial Medical Center	Pottstown	226	July, 2003	Owned
Phoenixville Hospital	Phoenixville	137	August, 2004	Owned
Chestnut Hill Hospital	Philadelphia	160	February, 2005	Owned
Sunbury Community Hospital	Sunbury	89	October, 2005	Owned
Wilkes-Barre General Hospital	Wilkes-Barre	412	April, 2009	Owned
First Hospital Wyoming Valley (psychiatric)	Wilkes-Barre	135	April, 2009	Owned
Regional Hospital of Scranton	Scranton	230	May, 2011	Owned
Special Care Hospital	Nanticoke	67	May, 2011	Leased
Tyler Memorial Hospital	Tunkhannock	48	May, 2011	Owned

South Carolina
Marlboro Park Hospital	Bennettsville	102	August, 1996	Leased
Chesterfield General Hospital	Cheraw	59	August, 1996	Leased
Springs Memorial Hospital	Lancaster	231	November, 1994	Owned
Carolinas Hospital System — Florence	Florence	420	July, 2007	Owned
Mary Black Memorial Hospital	Spartanburg	209	July, 2007	Owned
Marion Regional Hospital	Mullins	124	July, 2010	Owned

Hospital	City	Licensed Beds(1)	Date of Acquisition/ Lease Inception	Ownership Type
Tennessee
Lakeway Regional Hospital	Morristown	135	May, 1993	Owned
Regional Hospital of Jackson	Jackson	152	January, 2003	Owned
Dyersburg Regional Medical Center	Dyersburg	225	January, 2003	Owned
Haywood Park Community Hospital	Brownsville	62	January, 2003	Owned
Henderson County Community Hospital	Lexington	45	January, 2003	Owned
McKenzie Regional Hospital	McKenzie	45	January, 2003	Owned
McNairy Regional Hospital	Selmer	45	January, 2003	Owned
Volunteer Community Hospital	Martin	100	January, 2003	Owned
Heritage Medical Center	Shelbyville	60	July, 2005	Owned
Sky Ridge Medical Center	Cleveland	351	October, 2005	Owned
Gateway Medical Center	Clarksville	270	July, 2007	Owned

Texas
Big Bend Regional Medical Center	Alpine	25	October, 1999	Owned
Scenic Mountain Medical Center	Big Spring	150	October, 1994	Owned
Hill Regional Hospital	Hillsboro	92	October, 1994	Leased
Lake Granbury Medical Center	Granbury	83	January, 1997	Leased
South Texas Regional Medical Center	Jourdanton	67	November, 2001	Owned
Laredo Medical Center	Laredo	326	October, 2003	Owned
Weatherford Regional Medical Center	Weatherford	99	November, 2006	Leased
Abilene Regional Medical Center	Abilene	231	July, 2007	Owned
Brownwood Regional Medical Center	Brownwood	194	July, 2007	Owned
College Station Medical Center	College Station	166	July, 2007	Owned
Navarro Regional Hospital	Corsicana	162	July, 2007	Owned
Longview Regional Medical Center	Longview	131	July, 2007	Owned
Woodland Heights Medical Center	Lufkin	149	July, 2007	Owned
San Angelo Community Medical Center	San Angelo	171	July, 2007	Owned
DeTar Healthcare System	Victoria	308	July, 2007	Owned
Cedar Park Regional Medical Center	Cedar Park	77	December, 2007	Owned
Tomball Regional Hospital	Tomball	358	October, 2011	Owned

Utah
Mountain West Medical Center	Tooele	44	October, 2000	Owned

Virginia
Southern Virginia Regional Medical Center	Emporia	80	March, 1999	Owned
Southampton Memorial Hospital	Franklin	105	March, 2000	Owned
Southside Regional Medical Center	Petersburg	300	August, 2003	Owned

Washington
Deaconess Medical Center	Spokane	388	October, 2008	Owned
Valley Hospital and Medical Center	Spokane Valley	123	October, 2008	Owned

West Virginia
Plateau Medical Center	Oak Hill	25	July, 2002	Owned
Greenbrier Valley Medical Center	Ronceverte	122	July, 2007	Owned
Bluefield Regional Medical Center	Bluefield	240	October, 2010	Owned

Hospital	City	Licensed Beds(1)	Date of Acquisition/ Lease Inception	Ownership Type
Wyoming
Evanston Regional Hospital	Evanston	42	November, 1999	Owned

Total Licensed Beds at December 31, 2011		19,695

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.
(2)	We operate this hospital under a lease-leaseback and operating agreement. We recognize all operating statistics, revenues and expenses associated with this hospital in our consolidated financial statements.

The real property of substantially all of our wholly-owned hospitals is encumbered by mortgages under the Credit Facility.

The following table lists the hospitals owned by joint venture entities in which we do not have a consolidating ownership interest, along with our percentage ownership interest in the joint venture entity as of December 31, 2011. Information on licensed beds was provided by the majority owner and manager of each joint venture. A subsidiary of HCA is the majority owner of Macon Healthcare LLC, and a subsidiary of UHS is the majority owner of Summerlin Hospital Medical Center LLC and Valley Health System LLC.

Joint Venture	Facility Name	City	State	Licensed Beds
Macon Healthcare LLC	Coliseum Medical Center (38%)	Macon	GA	250
Macon Healthcare LLC	Coliseum Psychiatric Center (38%)	Macon	GA	60
Macon Healthcare LLC	Coliseum Northside Hospital (38%)	Macon	GA	103
Summerlin Hospital Medical Center LLC	Summerlin Hospital Medical Center (26.1%)	Las Vegas	NV	454
Valley Health System LLC	Desert Springs Hospital (27.5%)	Las Vegas	NV	293
Valley Health System LLC	Valley Hospital Medical Center (27.5%)	Las Vegas	NV	404
Valley Health System LLC	Spring Valley Hospital Medical Center (27.5%)	Las Vegas	NV	231
Valley Health System LLC	Centennial Hills Hospital Medical Center (27.5%)	Las Vegas	NV	171

Item 3.	Legal Proceedings

From time to time, we receive various inquiries or subpoenas from state regulators, fiscal intermediaries, the Centers for Medicare and Medicaid Services and the Department of Justice regarding various Medicare and Medicaid issues. In addition to the subpoenas discussed below, we are currently responding to subpoenas for matters such as: DME vendor relationships and patient choice discharge instructions at our Washington hospitals, operations of a cardiovascular surgery department at our Oregon hospital and lab operations at a New Mexico hospital. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. We are not aware of any pending or threatened litigation that is not covered by insurance policies or reserved for in our financial statements or which we believe would have a material adverse impact on us; however, some pending or threatened proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits.

Community Health Systems, Inc. Legal Proceedings

On February 10, 2006, we received a letter from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 2006 letter focused on our hospitals in three states: Arkansas, New Mexico and South Carolina. On August 31, 2006, we received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to our three hospitals in that state. Through the beginning of 2009, we provided the Department of Justice with requested documents, met with its personnel on numerous occasions and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified us that it believed that we and these three New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. At one point, the Civil Division calculated that the three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million and said that if it proceeded to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc., pending in the United States District Court for the District of New Mexico. The federal government filed its complaint in intervention on June 30, 2009. The relator filed a second amended complaint on July 1, 2009. Both of these complaints expand the time period during which alleged improper payments were made. We filed motions to dismiss all of the federal government’s and the relator’s claims on August 28, 2009. On March 19, 2010, the court granted in part and denied in part our motion to dismiss as to the relator’s complaint. On July 7, 2010, the court denied our motion to dismiss the federal government’s complaint in intervention. On July 21, 2010, we filed our answer and pretrial discovery began. On June 2, 2011, the relator filed a Third Amended Complaint adding subsidiaries Community Health Systems Professional Services Corporation and CHS/Community Health Systems, Inc. as defendants. On June 6, 2011, the government filed its First Amended Complaint in intervention adding Community Health Systems Professional Services Corporation as a defendant. Discovery is closed. The deadline for filing of Motions for Summary Judgment is March 27, 2012 and there is currently no trial date set. We are vigorously defending this action.

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

On April 19, 2009, we were served in Roswell, New Mexico with an answer and counterclaim in the case of Roswell Hospital Corporation d/b/a Eastern New Mexico Medical Center vs. Patrick Sisneros and Tammie McClain (sued as Jane Doe Sisneros). The case was originally filed as a collection matter. The counterclaim was filed as a putative class action and alleged theories of breach of contract, unjust enrichment, misrepresentation, prima facie tort, Fair Trade Practices Act and violation of the New Mexico RICO statute. On May 7, 2009, the hospital filed a notice of removal to federal court. On July 27, 2009, the case was remanded to state court for lack of a federal question. A motion to dismiss and a motion to dismiss misjoined counterclaim plaintiffs were filed on October 20, 2009. These motions were denied. Extensive discovery has been conducted. A motion for class certification for all uninsured patients was heard on March 3 through March 5, 2010 and on April 13, 2010, the state district court judge certified the case as a class action. Numerous hearings have been conducted to assess the sufficiency of the methodology used to determine class damages. On December 5, 2011, the court entered an order approving the suggested damages methodology. We are vigorously defending this action.

On December 7, 2009, we received a document subpoena from the United States Department of Health and Human Services, Office of the Inspector General, or OIG, requesting documents related to our hospital in Laredo, Texas. The categories of documents requested included case management, resource management, admission criteria, patient medical records, coding, billing, compliance, the Joint Commission accreditation, physician documentation, payments to referral sources, transactions involving physicians, disproportionate share hospital status and audits by the hospital’s Quality Improvement organization. On January 22, 2010, we received a “request for information or assistance” from the OIG’s Office of Investigation requesting patient medical records from Laredo Medical Center in Laredo, Texas for certain Medicaid patients with an extended length of stay. Additional requests for records have also been received, including a request containing follow-up questions received on January 5, 2011. We continue to cooperate fully with this investigation.

On May 16, 2011, we received a subpoena dated May 10, 2011 from the Houston Office of the United States Department of Health and Human Services, OIG, requesting 71 patient medical records from our hospital in Shelbyville, Tennessee, and directing the return of the records to the Assistant United States Attorney handling the Laredo investigation. We are unaware of any connection between these two facilities other than they are both affiliated with us. We continue to cooperate fully with this investigation.

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

On November 15, 2010, we were served with substantially identical Civil Investigative Demands (CIDs) from the Office of Attorney General, State of Texas for all 18 of our affiliated Texas hospitals. The subject of the requests appears to concern emergency department procedures and billing. We have complied with these requests and are providing all documentation and reports requested. We are continuing to cooperate with the government in this investigation.

On April 8, 2011, we received a document subpoena, dated March 31, 2011, from the United States Department of Health and Human Services, OIG, in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena, issued from the OIG’s Chicago, Illinois office, requested documents from all of our hospitals and appears to concern emergency department processes and procedures, including our hospitals’ use of the Pro-MED Clinical Information System, which is a third-party software system that assists with the management of patient care and provides operational support and data collection for emergency department management and has the ability to track discharge, transfer and admission recommendations of emergency department physicians. The subpoena also requested other information about our relationships with emergency department physicians, including financial arrangements. The subpoena’s requests were very similar to those contained in the Civil Investigative Demands received by our Texas hospitals from the Office of the Attorney General of the State of Texas on November 15, 2010 (described above). We are continuing to cooperate with the government (including production of documents and interviews with witnesses) in this investigation.

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

On April 22, 2011, a joint motion was filed by the relator and the United States Department of Justice in the case styled United States ex rel. and Reuille vs. Community Health Systems Professional Services Corporation and Lutheran Musculoskeletal Center, LLC d/b/a Lutheran Hospital, in the United States District Court for the Northern District of Indiana, Fort Wayne Division. The lawsuit was originally filed under seal on January 7, 2009. The suit is brought under the False Claims Act and alleges that Lutheran Hospital of Indiana billed the Medicare program for (a) false 23 hour observation after outpatient surgeries and procedures, and (b) intentional assignment of inpatient status to one-day stays for cases that do not meet Medicare criteria for inpatient intensity of service or severity of illness. The relator had worked in the case management department of Lutheran Hospital of Indiana but was reassigned to another department in the fall of 2006. This facility was acquired by us as part of the July 25, 2007 merger transaction with Triad Hospitals, Inc. The complaint also includes allegations of age discrimination in Ms. Reuille’s 2006 reassignment and retaliation in connection with her resignation on October 1, 2008. We had cooperated fully with the government in its investigation of this matter, but had been unaware of the exact nature of the allegations in the complaint. On December 27, 2010, the government filed a notice that it declined to intervene in this suit. The motion contained additional information about how the government intended to proceed with an investigation regarding “allegations of improper billing for inpatient care at other hospitals associated with Community Health Systems, Inc. … asserted in other qui tam complaints in other jurisdictions.” The motion stated that the Department of Justice has “consolidated its investigations” of the Company and other related entities and that “the Civil Division of the Department of Justice, multiple United States Attorneys’ offices, and the Office of Inspector General for the Department of Health and Human Services, or HHS, are now closely coordinating their investigation of these overlapping allegations. The Attorney General of Texas has initiated an investigation; the United States intends to work cooperatively with Texas and any other States investigating these allegations.” The motion also stated that the Office of Audit Services for the Office of Investigations for HHS has been engaged to conduct a national audit of certain of our Medicare claims. The government confirmed that it considers the allegations made in the complaint styled Tenet Healthcare Corporation vs. Community Health Systems, Inc., et al. filed in the United States District Court for the Northern District of Texas, Dallas Division on April 11, 2011 to be related to the allegations in the qui tam and to what the government is now describing as a consolidated investigation. Because qui tam suits are filed “under seal,” no one but the relator and the government knows that the suit has been filed or what allegations are being made by the relator on behalf of the government. Initially, the government has 60 days to make a determination about whether to intervene in a case and to act as the plaintiff or to decline to intervene and allow the relator to act as the plaintiff in the suit, but extensions of time are frequently granted to allow the government additional time to investigate the allegations. Even if, in the course of an investigation, the court partially unseals a complaint to allow the government and a defendant to work to a resolution of the complaint’s allegations, the defendant is prohibited from revealing to anyone even that the partial unsealing has occurred. As the investigation proceeds, we may learn of additional qui tam suits filed against us or our affiliated hospitals or related entities, or that contact letters, document requests, or medical record requests we have received in the past from various governmental agencies are generated from qui tam cases filed under seal. The motion filed on April 22, 2011 concluded by requesting a stay of the litigation in the Reuille case for 180 days, and on April 25, 2011, the court granted the motion. Our management company subsidiary, Community Health Systems Professional Services Corporation, the defendant in the Reuille case, consented to the request for the stay. On October 19, 2011, the government filed an application to transfer the Reuille case to the Middle District of Tennessee or for an extension of the stay for an additional 180 days. We agreed that a stay for an additional, but shorter period of time, 90 days, was appropriate, but did not consent to the transfer of the case. Our response setting forth our legal arguments was filed on October 24, 2011. On November 1, 2011, the court denied the motion to transfer the matter and extended the stay until April 30, 2012. We are cooperating fully with the government in its investigations.

On May 13, 2011, we received a subpoena from the SEC requesting documents related to or requested in connection with the various inquiries, lawsuits and investigations regarding, generally, emergency room admissions or observation practices at our hospitals. The subpoena also requested documents relied upon by us in responding to the Tenet litigation, as well as other communications about the Tenet litigation. As with all government investigations, we are cooperating fully with the SEC.

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

Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash and Thomas Mark Buford, filed June 2, 2011. All three seek class certification on behalf of purchasers of our common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for our common stock. On September 20, 2011, all three were assigned to the same judge as related cases. On December 28, 2011, the court consolidated all three shareholder cases for pretrial purposes, selected NYC Funds as lead plaintiffs, and selected NYC Funds’ counsel as lead plaintiffs’ counsel. The parties are in the process of negotiating operative dates for these consolidated shareholder federal securities actions, including dates for the filing of an operative consolidated complaint and related briefing. Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, W. Larry Cash, T. Mark Buford, John A. Clerico, James S. Ely III, John A. Fry, William Norris Jennings, Julia B. North and H. Mitchell Watson, Jr., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, W. Larry Cash, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North and H. Mitchell Watson, Jr., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, W. Larry Cash, T. Mark Buford, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North, H. Mitchell Watson, Jr. and Community Health Systems, Inc., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. On September 28, 2011, the court ordered that the Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund action and the Roofers Local No. 149 Pension Fund action be consolidated for pretrial purposes, and appointed the derivative plaintiffs’ lead counsel. On November 29, 2011, the court ordered that the Lambert Sweat action be consolidated with the Plumbers and Roofers consolidated derivative actions. Plaintiffs are expected to file an operative amended derivative complaint in these three consolidated actions on or about March 15, 2012. We believe all of these matters are without merit and will vigorously defend them.

On June 2, 2011, an order was entered unsealing a relator’s qui tam complaint in the matter of U.S. ex. rel Wood M. Deming, MD, individually and on behalf of Regional Cardiology Consultants, PC v. Jackson-Madison County General Hospital, an Affiliate of West Tennessee Healthcare, Regional Hospital of Jackson, a Division of Community Health Systems Professional Services Corporation, James Moss, individually, Timothy Puthoff, individually, Joel Perchik, MD, individually, and Elie H. Korban, MD, individually. The action is pending in the Western District of Tennessee, Jackson Division. Regional Hospital of Jackson is an affiliated hospital and Mr. Puthoff is a former chief executive officer there. The Order recited that the United States had elected to intervene to a limited degree only concerning the claims against Dr. Korban for false and fraudulent billing for allegedly unnecessary stent procedures and for causing the submission of false claims by the hospitals. The United States expressly declined to intervene in all other claims against all other named defendants. On July 28, 2011, we were served by the relator. On September 7, 2011, we filed our answer. On January 26, 2012, the relator was granted unopposed leave to file an amended complaint. We believe the claims against our hospital are without merit and we will vigorously defend this case.

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

On February 2, 2012, an order was entered unsealing a relator’s qui tam complaint in the matter of Pamela Gronemeyer ex rel. United States of America v. Crossroads Community Hospital. The action is pending in the United States District Court, Southern District of Illinois. Crossroads Community Hospital is an affiliated hospital. The order recited that the United States had declined to intervene in this matter. We had previously disclosed this matter in the context of our response to a subpoena concerning blood administration practices at an affiliated Illinois hospital. We believe the claim against our hospital is without merit and we will vigorously defend this case.

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

With respect to the various assertions of third parties about the Audit and Compliance Committee’s oversight:

•

The September 2010 allegation made by CtW Investment Group (that a high percentage of our hospitals had a high percentage of Medicare short-stay inpatient admissions, which could signal billing improprieties) was promptly referred to the Audit and Compliance Committee and an investigation was authorized and initiated with outside counsel and consultants in December 2010 (on February 15, 2012, we received a follow-up letter from CtW Investment Group that discusses the inherent limitations in using only publicly available data and points out that other factors can affect admission and length of stay patterns; the letter also concludes that CtW Investment Group is now satisfied with the commitment of the Company, its management and its Board of Directors to acting in accordance with their respective duties and obligations);

•

Prior to the receipt of the civil investigative demands in Texas in November 2010, no concerns had been raised that the Pro-MED emergency department management system inappropriately caused physicians or hospitals to order tests or admit patients, and we continue to dispute that it does so; and

•

The purported “observation rate” metric, which served as a basis for allegations contained in Tenet’s lawsuit, is not generally accepted in the industry and fails to account for patients who are treated and discharged promptly (i.e., neither admitted as inpatients nor placed in observation), we continue to dispute the validity of the metric in the manner used by Tenet or that the metric is a meaningful indicator of incorrect billing practices.

Since the filing of the Tenet lawsuit on April 11, 2011, our Audit and Compliance Committee and/or Board of Directors has met, on average, monthly to review the status of the lawsuits and investigations relating to allegations of improper billing for inpatient care at our hospitals and to oversee management in connection with our investigation and defense of these matters. At many of those meetings, the independent members of the Board of Directors have met in separate session, first with outside counsel handling the investigations and lawsuits, and then alone, to discuss their duties and oversight of these matters. The independent members of the Board of Directors have determined that (a) the Audit and Compliance Committee is the correct and most capable group of directors to oversee these matters and, given the independence and authority of the Audit and Compliance Committee, there is no need to form a further special committee to oversee these matters, and (b) outside counsel is handling the investigation and defense of these matters in the best interests of us and our stockholders and there is no need to engage separate counsel in connection with the investigation of these matters.

The independent members of our Board of Directors remain fully engaged in the oversight of these matters. We intend to provide additional updates about these matters as we are able to do so (taking into account any potential impact on these matters) through appropriate, widely-disseminated means.

Triad Hospitals, Inc. Legal Proceedings

In a case styled U.S. ex rel. Bartlett vs. Quorum Health Resources, LLC, et al., pending in the Western District of Pennsylvania, Johnstown Division, the relator alleges in his second amended complaint, filed in January 2006 (the first amended complaint having been dismissed), that QHR conspired with an unaffiliated hospital to pay illegal remuneration in violation of the federal anti-kickback statute and the Stark Law, thus causing false claims to be filed. A renewed motion to dismiss was filed in March 2006 asserting that the second amended complaint did not cure the defects contained in the first amended complaint. In September 2006, the hospital and one of the other defendants affiliated with the hospital filed for protection under Chapter 11 of the federal bankruptcy code, which imposed an automatic stay on proceedings in the case. Relators entered into a settlement agreement with the hospital, subject to confirmation of the hospital’s reorganization plan. The District Court conducted a status conference on January 30, 2009 and later convened another conference on March 30, 2009 and heard arguments on whether to proceed with a motion to dismiss, but did not make a ruling. The government and relator have reached a settlement with the hospital. On March 22, 2011, the court denied all other defendants’ motions to dismiss. Initial written discovery is underway. We believe this case is without merit and will continue to vigorously defend it.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed an initial public offering of our common stock on June 14, 2000. Our common stock began trading on June 9, 2000 and is listed on the New York Stock Exchange under the symbol CYH. At February 15, 2012, there were approximately 47 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the New York Stock Exchange.

	High	Low
Year Ended December 31, 2010
First Quarter	$40.84	$31.00
Second Quarter	42.30	33.21
Third Quarter	34.11	25.63
Fourth Quarter	38.00	29.08
Year Ended December 31, 2011
First Quarter	$42.50	$34.62
Second Quarter	41.09	22.33
Third Quarter	27.63	15.91
Fourth Quarter	21.92	14.61

Stock Performance Graph

The following graph sets forth the cumulative return of our common stock during the five year period ended December 31, 2011, as compared to the cumulative return of the Standard & Poor’s 500 Stock Index (S&P 500) and the cumulative return of the Dow Jones Healthcare Index. The graph assumes an initial investment of $100 in our common stock and in each of the foregoing indices and the reinvestment of dividends where applicable.

We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. Our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $50 million in the aggregate after November 5, 2010, the date of our initial amendment and restatement of our Credit Facility. In addition, our Credit Facility allows us to repurchase stock in an amount not to exceed the aggregate amount of proceeds from the exercise of stock options. The indentures governing our Senior Notes also limit our ability to pay dividends and/or repurchase stock. As of December 31, 2011, under the most restrictive test under these agreements, we have approximately $30.1 million remaining available with which to pay permitted dividends and/or make stock and Senior Notes repurchases.

On December 14, 2011, we adopted a new open market repurchase program for up to 4,000,000 shares of our common stock, not to exceed $100 million in repurchases. The new repurchase program will conclude at the earliest of three years, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. Through December 31, 2011, no shares have been purchased and retired under this program.

On September 15, 2010, we commenced an open market repurchase program for up to 4,000,000 shares of our common stock, not to exceed $100 million in repurchases. This program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased or when the maximum dollar amount has been expended. During the three months ended December 31, 2011, we did not repurchase any shares under this program. During the year ended December 31, 2011, we repurchased and retired 3,469,866 shares at a weighted-average price of $24.68 per share. The cumulative number of shares that have been repurchased and retired under this program through December 31, 2011 is 3,921,138 shares at a weighted-average price of $25.39 per share.

Item 6.	Selected Financial Data

The following table summarizes specified selected financial data and should be read in conjunction with our related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. The amounts shown below have been adjusted for discontinued operations.

Community Health Systems, Inc.

Five Year Summary of Selected Financial Data

	Year Ended December 31,
	2011	2010	2009	2008	2007(1)
	(in thousands, except share and per share data)

Consolidated Statement of Income Data

Net operating revenues	$13,626,168	$12,623,374	$11,742,454	$10,563,460	$6,915,234

Income from operations	1,134,485	1,121,044	1,064,831	970,086	470,598

Income from continuing operations	335,894	355,213	305,811	238,386	70,351

Net income	277,623	348,441	306,377	252,734	44,691

Net income attributable to noncontrolling interests	75,675	68,458	63,227	34,430	14,402

Net income attributable to Community Health Systems, Inc	201,948	279,983	243,150	218,304	30,289

Basic earnings per share attributable to Community Health Systems, Inc. common stockholders (2):

Continuing operations	$2.89	$3.13	$2.68	$2.18	$0.61
Discontinued operations	(0.65)	(0.07)	—	0.16	(0.29)

Net income	$2.24	$3.05	$2.68	$2.34	$0.32

Diluted earnings per share attributable to Community Health Systems, Inc. common stockholders (2):
Continuing operations	$2.87	$3.08	$2.65	$2.16	$0.60
Discontinued operations	(0.64)	(0.07)	—	0.16	(0.28)

Net income	$2.23	$3.01	$2.66	$2.32	$0.32

Weighted-average number of shares outstanding
Basic	89,966,933	91,718,791	90,614,886	93,371,782	93,517,337

Diluted (3)	90,666,348	92,946,048	91,517,274	94,288,829	94,642,294

Consolidated Balance Sheet Data

Cash and cash equivalents	$129,865	$299,169	$344,541	$220,655	$133,574
Total assets	15,208,840	14,698,123	14,021,472	13,818,254	13,493,644
Long-term obligations	10,437,513	10,418,234	10,179,402	10,287,535	9,974,516
Redeemable noncontrolling interests in equity of consolidated subsidiaries	395,743	387,472	368,857	348,816	346,999
Community Health Systems, Inc. stockholders’ equity	2,397,096	2,189,464	1,950,635	1,611,029	1,687,293
Noncontrolling interests in equity of consolidated subsidiaries	67,349	60,913	64,782	61,457	51,419

(1)	Includes the results of operations of the former Triad hospitals from July 25, 2007, the date of acquisition.
(2)	Total per share amounts may not add due to rounding.
(3)	See Note 12 to the Consolidated Financial Statements, included in Item 8 of this Form 10-K.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements and “Selected Financial Data” included elsewhere in this Form 10-K.

Executive Overview

We are one of the largest publicly-traded operators of hospitals in the United States in terms of number of facilities and net operating revenues. We provide healthcare services through the hospitals that we own and operate in non-urban and selected urban markets. We generate revenue primarily by providing a broad range of general hospital healthcare services to patients in the communities in which we are located. We currently own and operate 133 hospitals comprised of 129 general acute care hospitals and four stand-alone rehabilitation or psychiatric hospitals. In addition, we own and operate home care agencies, located primarily in markets where we also operate a hospital, and through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services.

In 2011, we continued the execution of our acquisition strategy by acquiring a total of four hospitals located in Scranton, Pennsylvania; Tunkhannock, Pennsylvania; Nanticoke, Pennsylvania and Tomball, Texas. In 2010, we acquired a total of five hospitals located in Marion, South Carolina; Youngstown and Warren, Ohio and Bluefield, West Virginia.

Additionally, during 2011, we sold three hospitals and a multi-specialty physician clinic. Accordingly, the related results of operations, impairment of long-lived assets held for sale and the loss on sale of these entities have been classified as discontinued operations in the consolidated statements of income for all years presented.

During 2011, we experienced same-store decreases of 5.6% in inpatient admissions and 0.7% in adjusted admissions, when compared to the year ended December 31, 2010. Same-store outpatient surgeries increased 4.0% in 2011, when compared to the year ended December 31, 2010. Contributing to the decrease in inpatient admissions were decreases in admissions from women’s services including obstetrics and gynecology, reductions in one day stay inpatient admissions from the emergency room, reductions in surgical inpatient admissions, reductions due to certain service closures in a few of our hospitals and reductions due to competition and weather. Offsetting these decreases, we experienced increases in outpatient surgical visits and outpatient registrations and had an increase in the average acuity of inpatient admissions. Our net operating revenues for the year ended December 31, 2011 increased to approximately $13.6 billion, as compared to approximately $12.6 billion for the year ended December 31, 2010. The loss on early extinguishment of debt decreased income from continuing operations, before noncontrolling interests for the year ended December 31, 2011, resulting in a decrease of 5.4% over the year ended December 31, 2010. The loss on early extinguishment of debt related to the purchase of $1.0 billion aggregate principal amount of the 8 7/8% Senior Notes with proceeds from the sale of $1.0 billion aggregate principal amount of the 8% Senior Notes. Excluding the loss on early extinguishment of debt, our income from continuing operations, before noncontrolling interests, for the year ended December 31, 2011 increased 6.4% compared to the year ended December 31, 2010. This increase is due primarily to higher revenues from an increase in outpatient services, which offset the decrease in inpatient admissions, an increase in average acuity of inpatient admissions and the elimination of certain unprofitable services in a few of our hospitals. It also reflects our ability to reduce supply expense as a percentage of net operating revenues, although our expense savings were partially offset by expenses related to the Tenet lawsuit, shareholder lawsuits and government investigations.

Self-pay revenues represented approximately 12.0% of our net operating revenues in 2011 compared to 11.5% in 2010. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 4.8% and 4.1% in 2011 and 2010, respectively. Direct and indirect costs incurred by us in providing charity care services were approximately 0.9% and 0.8% of net operating revenues in 2011 and 2010, respectively.

The Patient Protection and Affordable Care Act, or PPACA, was signed into law on March 23, 2010. In addition, the Health Care and Education Affordability Reconciliation Act of 2010, or Reconciliation Act, which contains a number of amendments to PPACA, was signed into law on March 30, 2010. These two healthcare acts, referred to collectively as the Reform Legislation, include a mandate that requires substantially all United States citizens to maintain medical insurance coverage which will ultimately increase the number of persons with access to health insurance in the United States. The Reform Legislation should result in a reduction in uninsured patients, which should reduce our expense from uncollectible accounts receivable; however, this legislation makes a number of other changes to Medicare and Medicaid, such as reductions to the Medicare annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the Medicare market basket update, and a reduction to the Medicare and Medicaid disproportionate share payments, that could adversely impact the reimbursement received under these programs. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement are scheduled to take effect over a number of years, and we cannot predict their impact at this time. Other provisions of the Reform Legislation, such as requirements related to employee health insurance coverage, should increase our operating costs.

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

The impact of the Reform Legislation on each of our hospitals will vary depending on payor mix and a variety of other factors. We anticipate that many of the provisions in the Reform Legislation will be subject to further clarification and modification through the rule-making process, the development of agency guidance and judicial interpretations. Moreover, twenty-six state attorneys general have jointly filed a challenge to certain aspects of the Reform Legislation. Currently, rulings in four separate federal Courts of Appeals have led to a split among the federal Circuit Courts regarding the constitutionality of the Reform Legislation. The Fourth Circuit, Sixth Circuit and the Court of Appeals for the D.C. Circuit have ruled in favor of the Reform Legislation while the Eleventh Circuit ruled the individual mandate within the Reform Legislation unconstitutional. The United States Supreme Court granted certiorari on or about November 14, 2011 to hear the appeal of the Eleventh Circuit’s ruling, with oral argument set for March 26 through 28, 2012. The Supreme Court will hear oral argument on four issues: (1) does the Anti-Injunction Act bar a legal challenge to the individual mandate aspect of the Reform Legislation until that mandate takes effect in 2014; (2) is the individual mandate aspect of the Reform Legislation constitutional; (3) if not, is the individual mandate aspect of the Reform Legislation severable from the Reform Legislation as a whole such that it may be stricken without nullifying the Reform Legislation in its entirety and (4) can the states be compelled by the federal government to expand their Medicaid expenditures or risk losing federal funding if they refuse. We cannot predict the impact the Reform Legislation may have on our business, results of operations, cash flow, capital resources and liquidity or the ultimate outcome of the Supreme Court case. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.

In addition to the Reform Legislation, the American Recovery and Reinvestment Act of 2009 included provisions for implementing health information technology under the Health Information Technology for Economic and Clinical Health Act, or HITECH. These provisions were designed to increase the use of electronic health records, or EHR, technology and establish the requirements for a Medicare and Medicaid incentive payments program beginning in 2011 for eligible hospitals and providers that adopt and meaningfully use certified EHR technology. These incentive payments are intended to offset a portion of the costs incurred to implement and qualify as a meaningful user of EHR. Rules adopted in July 2010 by the Department of Health and Human Services established an initial set of standards and certification criteria. Our hospital facilities have begun to implement EHR technology on a facility-by-facility basis beginning in 2011. We anticipate recognizing incentive reimbursement related to the Medicare or Medicaid incentives as we are able to implement the certified EHR technology, meet the defined “meaningful use criteria,” and information from completed cost report periods is available from which to calculate the incentive reimbursement. The timing of recognizing incentive reimbursement will not correlate with the timing of recognizing operating expenses and incurring capital costs in connection with the implementation of EHR technology which may result in material period-to-period changes in our future results of operations. Hospitals that do not qualify as a meaningful user of EHR technology by 2015 are subject to a reduced market basket update to the inpatient prospective payment system standardized amount in 2015 and each subsequent fiscal year. Although we believe that our hospital facilities will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provisions of HITECH. During the year ended December 31, 2011, we recognized approximately $63.4 million of HITECH incentive reimbursements from Medicaid, which are presented as a reduction of operating expenses.

Effective January 1, 2012, we completed the acquisition of Moses Taylor Healthcare System, located in northeast Pennsylvania. This healthcare system includes Moses Taylor Hospital in Scranton, Pennsylvania (217 licensed beds) and Mid-Valley Hospital in Peckville, Pennsylvania (25 licensed beds). The total cash consideration paid at closing for long-lived assets was approximately $152.0 million and for preliminary net working capital was approximately $10.0 million. We have signed definitive agreements for the acquisition of two hospitals, located in York, Pennsylvania and Blue Island, Illinois, which are scheduled to close in 2012.

In addition, effective February 2, 2012, we completed an amendment and restatement of our existing Credit Facility. The amendment extended by two and a half years the maturity date of $1.6 billion of our existing non-extended term loans under the Credit Facility to January 25, 2017 (subject to customary acceleration events) or, if more than $50 million of our 8 7/8% Senior Notes are outstanding on April 15, 2015, to April 15, 2015. The amendment also increased the pricing on the newly extended term loans by 125 basis points and amended certain covenants and certain other terms and conditions of the Credit Facility.

As a result of our current levels of cash, available borrowing capacity, long-term outlook on our debt repayments, the refinancing of our term loans and our continued projection of our ability to generate cash flows, we do not anticipate a significant impact on our ability to invest the necessary capital in our business over the next twelve months and into the foreseeable future. We believe there continues to be ample opportunity for growth in substantially all of our markets by decreasing the need for patients to travel outside their communities for healthcare services. Furthermore, we continue to benefit from synergies from our acquisitions and will continue to strive to improve operating efficiencies and procedures in order to improve our profitability at all of our hospitals.

Acquisitions and Divestitures

Effective October 22, 2011, we sold Cleveland Regional Medical Center, located in Cleveland, Texas, and other related healthcare assets affiliated with the hospital to New Directions Health Systems, LLC for approximately $0.9 million in cash. The carrying amount of the net assets sold in this transaction, including an allocation of reporting unit goodwill, was approximately $14.2 million.

Effective October 1, 2011, we completed the acquisition of Tomball Regional Hospital (358 licensed beds) located in Tomball, Texas. The total cash consideration paid for fixed assets and working capital was approximately $192.0 million and $17.5 million, respectively, with additional consideration of $15.8 million assumed in liabilities, for a total consideration of $225.3 million. Based upon our preliminary purchase price allocation relating to this acquisition as of December 31, 2011, approximately $30.8 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by us based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective September 1, 2011, we sold Southcrest Hospital, located in Tulsa, Oklahoma, Claremore Regional Hospital, located in Claremore, Oklahoma, and other related healthcare assets affiliated with those hospitals to Hillcrest Healthcare System, part of Ardent Health Services, for approximately $154.2 million in cash. The carrying amount of the net assets sold in this transaction, including an allocation of reporting unit goodwill, was approximately $193.0 million.

Effective May 1, 2011, we completed the acquisition of Mercy Health Partners based in Scranton, Pennsylvania, which is a healthcare system comprised of two acute care hospitals, a long-term acute care facility and other healthcare providers. This healthcare system includes Regional Hospital of Scranton (198 licensed beds) located in Scranton, Pennsylvania, and Tyler Memorial Hospital (48 licensed beds) located in Tunkhannock, Pennsylvania. This healthcare system also includes a long-term acute care facility, Special Care Hospital (67 licensed beds) located in Nanticoke, Pennsylvania, as well as several outpatient clinics and other ancillary facilities. The total cash consideration paid for fixed assets was approximately $150.8 million, with additional consideration of $12.3 million assumed in liabilities as well as a credit applied at closing of $2.1 million for negative acquired working capital, for a total consideration of $161.0 million. Based upon our final purchase price allocation relating to this acquisition as of December 31, 2011, approximately $43.1 million of goodwill has been recorded.

Effective February 1, 2011, we sold Willamette Community Medical Group, which is a physician clinic operating as Oregon Medical Group, or OMG, located in Springfield, Oregon, to Oregon Healthcare Resources, LLC, for $14.6 million in cash; this business had a carrying amount of net assets, including an allocation of reporting unit goodwill, of $19.7 million.

Additionally, during 2011, we paid approximately $57.9 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by our hospitals. In connection with these acquisitions, we allocated approximately $13.1 million of the consideration paid to property and equipment, $2.9 million to net working capital, $1.6 million to other intangible assets and the remainder, approximately $40.3 million consisting of intangible assets that do not qualify for separate recognition, was allocated to goodwill. These acquisition transactions were accounted for as purchase business combinations.

Sources of Revenue

The following table presents the approximate percentages of net operating revenues derived from Medicare, Medicaid, managed care, self-pay and other sources for the periods indicated. The data for the years presented are not strictly comparable due to the effect that hospital acquisitions have had on these statistics.

	Year Ended December 31,
Net Operating Revenues by Payor Source	2011	2010	2009
Medicare	26.8%	27.4%	27.4%
Medicaid	9.7%	10.7%	9.8%
Managed Care and other third-party payors	51.5%	50.4%	51.6%
Self-pay	12.0%	11.5%	11.2%

Total	100.0%	100.0%	100.0%

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the years ended December 31, 2011, 2010 and 2009. In the future, we expect the percentage of revenues received from the Medicare program to increase due to the general aging of the population.

Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from Centers for Medicare and Medicaid Services, or CMS, and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Similar programs are also being considered by other states. After these supplemental programs are signed into law, we recognize revenue and related expenses in the period in which amounts are estimable and collection is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and included as Medicaid revenue in the table above, and fees, taxes or other program related costs are reflected in other operating costs and expenses.

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

The following tables summarize, for the periods indicated, selected operating data.

	Year Ended December 31,
	2011	2010	2009
	(Expressed as a percentage of net operating revenues)

Consolidated
Net operating revenues	100.0%	100.0%	100.0%
Operating expenses (a)	(86.9)	(86.4)	(86.2)
Depreciation and amortization	(4.8)	(4.7)	(4.7)

Income from operations	8.3	8.9	9.1
Interest expense, net	(4.7)	(5.2)	(5.5)
Loss (gain) from early extinguishment of debt (b)	(0.5)	—	—
Equity in earnings of unconsolidated affiliates	0.4	0.4	0.3
Impairment of long-lived and other assets	—	—	(0.1)

Income from continuing operations before income taxes	3.5	4.1	3.8
Provision for income taxes	(1.0)	(1.3)	(1.2)

Income from continuing operations	2.5	2.8	2.6
(Loss) income from discontinued operations, net of taxes	(0.5)	(0.1)	—

Net income	2.0	2.7	2.6
Less: Net income attributable to noncontrolling interests	(0.5)	(0.5)	(0.5)

Net income attributable to Community Health Systems, Inc.	1.5%	2.2%	2.1%

	Year Ended December 31,
	2011	2010
	(Expressed in percentages)

Percentage increase (decrease) from same period prior year:
Net operating revenues	7.9%	7.5%
Admissions	(0.5)	0.4
Adjusted admissions(c)	4.2	2.8
Average length of stay	2.3	0.0
Net income attributable to Community Health Systems, Inc. (d)	(27.9)	15.1
Same-store percentage increase (decrease) from same period prior year(e):
Net operating revenues	3.7%	4.1%
Admissions	(5.6)	(2.4)
Adjusted admissions(c)	(0.7)	(0.3)

(a)	Operating expenses include salaries and benefits, provision for bad debts, supplies, other operating expenses, electronic health records incentive reimbursement and rent.
(b)	Both the gain from early extinguishment of debt and income from discontinued operations were less than 0.1% for the year ended December 31, 2009.
(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(d)	Includes income from discontinued operations, if any.
(e)	Includes acquired hospitals to the extent we operated them in both years.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net operating revenues increased by 7.9% to approximately $13.6 billion in 2011, from approximately $12.6 billion in 2010. Growth from hospitals owned throughout both periods contributed $465 million of that increase and $538 million was contributed by hospitals acquired in 2011 and 2010. On a same-store basis, net operating revenues increased 3.7%. The increased net operating revenues contributed by hospitals that we owned throughout both periods were primarily attributable to general rate and reimbursement increases including revenues from states with provider assessment programs.

On a consolidated basis, inpatient admissions decreased by 0.5% and adjusted admissions increased by 4.2%. On a same-store basis, inpatient admissions decreased by 5.6% and adjusted admissions decreased by 0.7% during the year ended December 31, 2011. This decrease in same-store inpatient admissions was due primarily to a decrease in admissions from women’s services including obstetrics and gynecology, reductions in one day stays from the emergency room, reductions in surgical inpatient admissions and reductions due to competition, weather and certain service closures in a few of our hospitals during the year ended December 31, 2011, as compared to the year ended December 31, 2010. The reductions in surgical inpatient admissions were offset with a corresponding increase in outpatient surgical visits.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased from 86.4% in 2010 to 86.9% in 2011. Salaries and benefits, as a percentage of net operating revenues, increased from 40.3% in 2010 to 40.9% in 2011 as a result of recent acquisitions and an increase in the number of employed physicians. Provision for bad debts, as a percentage of net revenues, increased from 12.1% in 2010 to 12.6% in 2011. This increase in the provision for bad debts primarily represents an increase in self-pay revenues as a percentage of our total net operating revenues. The increase does not reflect a further deterioration in our ability to collect self-pay accounts receivable, as our collection trends have remained relatively consistent over the prior period. Supplies, as a percentage of net operating revenues, decreased from 13.8% in 2010 to 13.5% in 2011. This decrease in supplies expenses is due primarily to greater utilization of and improved pricing under our purchasing program. Other operating expenses, as a percentage of net operating revenues, increased from 18.2% in 2010 to 18.5% in 2011. Rent, as a percentage of net operating revenues, decreased from 2.0% in 2010 to 1.9% in 2011.

Electronic health records incentive reimbursements represent those incentives under the HITECH Act for which the recognition criterion has been met. For the year ended December 31, 2011, we have recognized approximately $63.4 million of incentive reimbursements, or 0.5% of net operating revenues. Of these incentives, we had received payments of $28.9 million through December 31, 2011. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.2% of net operating revenues in 2011, of which depreciation and amortization represented less than 0.1% of net operating revenues.

Depreciation and amortization, as a percentage of net operating revenues, increased from 4.7% in 2010 to 4.8% in 2011.

Interest expense, net, decreased by $3.2 million from $647.6 million in 2010, to $644.4 million in 2011. A decrease in our average outstanding debt during 2011, compared to 2010, resulted in a decrease in interest expense of $1.3 million. Additionally, interest expense decreased by $9.7 million as a result of more interest being capitalized during 2011, as compared to 2010, as the current year period had more major construction projects.

These increases were offset by an increase in interest rates during 2011, including the pricing increase on $1.5 billion of our existing term loans under the amended Credit Facility beginning November 5, 2010, compared to 2010, resulting in an increase in interest expense of $7.8 million. Interest savings in 2012 from replacing $1.0 billion aggregate principal amount of our 8 7/8% Senior Notes with our 8% Senior Notes will be more than offset by the higher interest rate on the $1.6 billion of extended term loans under the second amendment and restatement of the Credit Facility that was effective on February 2, 2012.

Loss from early extinguishment of debt was recognized after the purchase of up to $1.0 billion aggregate principal amount of CHS’ outstanding 8 7/8% Senior Notes due 2015.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.4% for 2010 and 2011.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes decreasing $45.4 million from $518.9 million in 2010 to $473.5 million for 2011.

Provision for income taxes from continuing operations decreased from $163.7 million in 2010 to $137.7 million in 2011 due to the decrease in income from continuing operations before income taxes. Our effective tax rates were 29.1% and 31.6% for the years ended December 31, 2011 and 2010, respectively. The decrease in our effective tax rate is primarily related to the release of uncertain tax positions and an increase in federal tax credits.

Income from continuing operations, as a percentage of net operating revenues, decreased from 2.8% in 2010 to 2.5% in 2011. The decrease is primarily due to the loss from early extinguishment of debt discussed above.

Net income, as a percentage of net operating revenues, decreased from 2.7% in 2010 to 2.0% in 2011. The decrease is primarily due to the loss from early extinguishment of debt and loss from discontinued operations.

Net income attributable to noncontrolling interests as a percentage of net operating revenues remained consistent at 0.5% for the years ended December 31, 2011 and 2010.

Net income attributable to Community Health Systems, Inc. was $201.9 million in 2011 compared to $280.0 million in 2010, a decrease of 27.9%. The decrease in net income attributable to Community Health Systems, Inc. is reflective of the loss from early extinguishment of debt and loss from discontinued operations.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net operating revenues increased by 7.5% to approximately $12.6 billion in 2010, from approximately $11.7 billion in 2009. Growth from hospitals owned throughout both periods contributed $478 million of that increase and $404 million was contributed by hospitals acquired in 2010 and 2009. On a same-store basis, net operating revenues increased 4.1%. The increased net operating revenues contributed by hospitals that we owned throughout both periods were primarily attributable to general rate and reimbursement increases.

On a consolidated basis, inpatient admissions increased by 0.4% and adjusted admissions increased by 2.8%. On a same-store basis, inpatient admissions decreased by 2.4% during the year ended December 31, 2010. This decrease in inpatient admissions was due primarily to a decrease in admissions from a less severe flu season as compared to the prior year period, lower birth rates coinciding with the downturn in the economy, reductions in one day stays and certain service closures during the year ended December 31, 2010, as compared to the year ended December 31, 2009.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased from 86.2% in 2009 to 86.4% in 2010. Salaries and benefits, as a percentage of net operating revenues, increased from 40.0% in 2009 to 40.3% in 2010 as a result of recent acquisitions and an increase in the number of employed physicians, which offset efficiencies gained at hospitals owned throughout both periods. Provision for bad debts, as a percentage of net revenues, increased from 12.0% in 2009 to 12.1% in 2010, which is reflective of stabilization in the economy and unemployment rates. Supplies, as a percentage of net operating revenues, decreased from 14.0% in 2009 to 13.8% in 2010. This decrease in supplies expenses is due primarily to greater utilization of and improved pricing under our purchasing program. Other operating expenses, as a percentage of net operating revenues, remained consistent at 18.2% for 2009 and 2010. Rent, as a percentage of net operating revenues, remained consistent at 2.0% for 2009 and 2010.

Depreciation and amortization remained consistent at 4.7% of net operating revenues for 2009 and 2010.

Interest expense, net, increased by $4.0 million from $643.6 million in 2009, to $647.6 million in 2010. An increase in interest rates during 2010, including the pricing increase on $1.5 billion of our existing term loans under the amended Credit Facility beginning November 5, 2010, compared to 2009, resulted in an increase in interest expense of $5.9 million. Additionally, interest expense increased by $5.3 million as a result of less interest being capitalized during 2010, as compared to 2009, as the current year period had fewer major construction projects. These increases were offset by a decrease in interest expense of $7.2 million due to a decrease in our average outstanding debt during 2010, compared to 2009.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, increased from 0.3% in 2009 to 0.4% in 2010.

Impairment of long-lived and other assets of $12.5 million in 2009 resulted from our assessment of the recoverability of these assets. No impairment of long-lived and other assets was recognized in 2010.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes increasing $71.2 million from $447.7 million in 2009 to $518.9 million for 2010.

Provision for income taxes from continuing operations increased from $141.9 million in 2009 to $163.7 million in 2010 due to the increase in income from continuing operations before income taxes. Our effective tax rates were 31.6% and 31.7% for the years ended December 31, 2010 and 2009, respectively. The decrease in our effective tax rate is primarily a result of a decrease in our effective state tax rate.

Income from continuing operations, as a percentage of net operating revenues, increased from 2.6% in 2009 to 2.8% in 2010. The increase is primarily due to the decrease in interest expense as a percentage of net operating revenues, discussed above.

Net income, as a percentage of net operating revenues, increased from 2.6% in 2009 to 2.7% in 2010. The increase is primarily due to the decrease in interest expense as a percentage of net operating revenues, discussed above.

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

Liquidity and Capital Resources

2011 Compared to 2010

Net cash provided by operating activities increased $73.2 million, from approximately $1.2 billion for the year ended December 31, 2010 to approximately $1.3 billion for the year ended December 31, 2011. Net income, adjusted for non-cash expenses of depreciation and amortization expense of $47.8 million, impairment of hospitals sold of $47.9 million, loss on early extinguishment of debt of $66.0 million and all other non-cash charges of $9.4 million, resulted in an increase in cash flows from operating activities of $100.3 million. In addition, an increase in cash flows from accounts payable, accrued liabilities and income taxes, primarily as a result of the timing of payments, increased cash flows from operating activities by $112.0 million. These increases in cash flows were offset by a decrease in cash flows from supplies, prepaid expenses and other current assets of $3.0 million, a decrease in cash flows generated from the change in all other assets and liabilities of $24.8 million, and decreases in cash generated from accounts receivable of $111.3 million, primarily a result of delays in payment from the Illinois Medicaid program, which contributed to our three-day decline in account receivable days outstanding in 2011 compared to a two-day improvement in 2010.

The cash used in investing activities increased $151.5 million, from approximately $1.0 billion for the year ended December 31, 2010 to approximately $1.2 billion for the year ended December 31, 2011. The increase in cash used in investing activities, in comparison to the prior year, is primarily attributable to an increase in cash paid for acquisitions of facilities and other related equipment of $167.1 million, an increase in the cash used for the purchase of property and equipment of $109.3 million and an increase in cash used for the acquisition of software, primarily related to electronic health records, resulting in an increase in other investments of $51.3 million. These increases in cash used in investing activities were offset by an increase in the amount of the proceeds from the sale of property and equipment of $2.8 million and the proceeds of $173.4 million from the sale of three hospitals in 2011. There were no hospital divestitures in 2010. We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.

In 2011, our net cash used in financing activities increased $45.6 million from $189.8 million in 2010 to $235.4 million in 2011. The increase in cash used in financing activities, in comparison to the prior year, is primarily due to an increase in deferred financing costs of $6.0 million associated with the issuance of our 8% Senior Notes, a reduction in the proceeds from the exercise of stock options of $38.0 million, an increase in the repurchase of restricted stock shares for payroll tax withholding requirements of $13.3 million and a reduction in the proceeds from noncontrolling investors in joint ventures of $6.0 million as the Reform Legislation significantly limits the selling of noncontrolling interests to physician investors. The net increase in all other financing activities was $22.5 million. This included an increase in borrowings under our Credit Facility and the issuance of our 8% Senior Notes, but was mostly offset by repayments of our long-term debt. These increases were offset by a decrease in the repurchases of our common stock of $28.2 million and a reduction in the distributions to noncontrolling investors in joint ventures of $12.0 million.

In 2011, we used $85.7 million for the repurchase and retirement of 3,469,866 shares of our outstanding common stock on the open market. We believed this to be a prudent use of cash as a result of our low market valuation when compared with historical valuations of both our stock and other healthcare providers’ stock. Our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $50 million in the aggregate after November 5, 2010, the date of the initial amendment and restatement of our Credit Facility. In addition, our Credit Facility allows us to repurchase stock in an amount not to exceed the aggregate amount of proceeds from the exercise of stock options. The indentures governing our Senior Notes also limit our ability to pay dividends and/or repurchase stock. As of December 31, 2011, under the most restrictive test under these agreements, we have approximately $30.1 million remaining available with which to pay permitted dividends and/or make stock and Senior Notes repurchases.

In 2011, we successfully continued efforts commenced in 2010 to access the capital markets and extend the maturities of our long-term indebtedness. Our current debt structure was put into place in connection with our acquisition of Triad in 2007 and the then balance of our $6.1 billion Credit Facility term loans was to mature on July 25, 2014; the approximately $3.0 billion aggregate principal amount of 8 7/8% Senior Notes were due July 25, 2015. In November 2011, we completed an offering of $1.0 billion aggregate principal amount of 8% Senior Notes (due 2019), the proceeds of which were used, together with available cash on hand, to finance the repurchase of up to $1.0 billion aggregate principal amount of our 8 7/8% Senior Notes. Subsequent to year end, on February 2, 2012, we completed an amendment and extension of our Credit Facility to extend the maturity date of $1.6 billion of our existing term loans under the Credit Facility by two and a half years, to January 25, 2017, the same maturity date as the November 2010 amendment and extension of $1.5 billion in principal amount of our existing term loans (and at the same increased pricing by 125 basis points). We believe that we will continue to be able to extend the maturities on the unextended portions of our existing Credit Facility (now, approximately $2.9 billion), albeit at higher interest rates, and that we should be able to replace our remaining 8 7/8% Senior Notes (approximately $1.8 billion in principal amount) at lower interest rates. The table below sets forth addition detail about our upcoming cash obligations and a further discussion of our existing Credit Facility is set out under the section “Capital Resources” in Item 7 of this Report. We do not anticipate the need to use funds currently available under our Credit Facility for purposes of funding our operations, although these funds could be used for the purpose of making further acquisitions or for restructuring our existing debt. Furthermore, we anticipate we will remain in compliance with our debt covenants through the next 12 months and beyond into the foreseeable future.

As described in Notes 6, 9 and 15 of the Notes to Consolidated Financial Statements, at December 31, 2011, we had certain cash obligations, which are due as follows (in thousands):

	Total	2012	2013 - 2015	2016 - 2017	2018 and thereafter
Long-term debt(1)	$6,020,525	$59,698	$4,515,632	$1,441,327	$3,868
8 7/8% Senior Notes	1,777,617	—	1,777,617	—	—
8% Senior Notes	1,000,000	—	—	—	1,000,000
Interest on Credit Facility and Senior Notes(2)	1,778,254	427,151	1,019,699	221,404	110,000
Capital lease obligations, including interest	91,419	8,386	19,931	11,127	51,975

Total long-term debt	10,667,815	495,235	7,332,879	1,673,858	1,165,843
Operating leases	793,855	176,403	370,766	122,479	124,207
Replacement facilities and other capital commitments(3)	511,692	226,683	254,194	4,509	26,306
Open purchase orders(4)	354,745	354,745	—	—	—
Liability for uncertain tax positions, including interest and penalties	1,028	—	—	—	1,028

Total	$12,329,135	$1,253,066	$7,957,839	$1,800,846	$1,317,384

(1)

Subsequent to December 31, 2011, we completed an amendment and restatement of our existing Credit Facility. The amendment, effective February 2, 2012, extended by two and a half years the maturity date of $1.6 billion of the existing non-extended term loans under the Credit Facility to January 25, 2017 (subject to customary acceleration events) or, if more than $50 million of our 8 7/8% Senior Notes are outstanding on April 15, 2015, to April 15, 2015.

(2)

Estimate of interest payments assumes the interest rates at December 31, 2011 remain constant during the period presented for the Credit Facility, which is variable rate debt. The interest rate used to calculate interest payments for the Credit Facility was the London Interbank Offered Rate, or LIBOR, as of December 31, 2011 plus the applicable spread. The 8 7/8% Senior Notes are fixed at an interest rate of 8.875% per annum. The 8% Senior Notes are fixed at an interest rate of 8% per annum.

(3)	Pursuant to hospital purchase agreements in effect as of December 31, 2011, and where final CON approval has been obtained, we have commitments to build the following replacement facilities and the following capital commitments. As required by an amendment to our lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location by November 2012. As part of an acquisition in 2007, we agreed to build a replacement hospital in Valparaiso, Indiana by April 2011; however, due to delays in receiving government approved building and zoning permits, completion is not expected until the fourth quarter of 2012. These delays did not result in any penalties under the terms of the purchase agreement and we do not expect such delays to result in any significant increase in the costs to construct the replacement facility. As part of an acquisition in 2009, we agreed to build a replacement hospital in Siloam Springs, Arkansas by February 2013. Construction costs, including equipment costs, for these three replacement facilities are currently estimated to be approximately $317.2 million of which approximately $210.3 million has been incurred to date. In addition, under other purchase agreements, we have committed to spend approximately $652.5 million for costs such as capital improvements, equipment, selected leases and physician recruiting. These commitments are required to be fulfilled generally over a five to seven year period after acquisition. Through December 31, 2011, we have incurred approximately $247.8 million related to these commitments.
(4)	Open purchase orders represent our commitment for items ordered but not yet received.

At December 31, 2011, we had issued letters of credit primarily in support of potential insurance related claims and specified outstanding bonds of approximately $37.7 million.

Our debt as a percentage of total capitalization decreased from 80% at December 31, 2010 to 79% at December 31, 2011.

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

In 2010, our net cash used in financing activities increased $104.4 million from $85.4 million in 2009 to $189.8 million in 2010. The increase in cash used in financing activities, in comparison to the prior year, is primarily due to repurchases of our common stock of $114.0 million, an increase in deferred financing costs of $13.2 million associated with the amendment and extension of a portion of the Credit Facility, and a reduction in the proceeds from noncontrolling investors in joint ventures of $22.6 million, as the Reform Legislation significantly limits the selling of noncontrolling interests to physician investors. These increases were offset by an increase in the proceeds from the exercise of stock options of $44.2 million and an increase in the excess tax benefit relating to stock-based compensation of $13.7 million. The net increase in all other financing activities was $12.5 million. This included an increase in borrowings under our Credit Facility, but was mostly offset by repayments of our long-term debt.

Capital Expenditures

Cash expenditures for purchases of facilities were $415.4 million in 2011, $248.3 million in 2010 and $263.8 million in 2009. Our expenditures in 2011 included $357.3 million for the purchase of four hospitals, $56.7 million for the purchase of clinics, surgery centers and physician practices and $1.4 million for the settlement of acquired working capital. Our expenditures in 2010 included $181.1 million for the purchase of five hospitals and $67.2 million for the purchase of clinics, surgery centers and physician practices. Our expenditures in 2009 included $182.2 million for the purchase of three hospitals and the remaining equity in a hospital in which we previously had a noncontrolling interest, $72.3 million for the purchase of clinics, surgery centers and physician practices, and $9.3 million for the settlement of acquired working capital.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for 2011 totaled $611.7 million compared to $631.7 million in 2010, and $572.1 million in 2009. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $165.0 million in 2011, $35.7 million in 2010 and $4.8 million in 2009. The costs to construct replacement hospitals for the year ended December 31, 2011 represent both planning and construction costs for the four replacement hospitals discussed below. The costs to construct replacement hospitals for the year ended December 31, 2010 represent both planning and construction costs for the four replacement hospitals. The costs to construct replacement hospitals for the year ended December 31, 2009 represent planning costs for future construction projects since there were no replacement hospitals under construction at year ended December 31, 2009.

Pursuant to hospital purchase agreements in effect as of December 31, 2011, and where final CON approval has been obtained, we have commitments to build the following three replacement facilities: As required by an amendment to our lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location by November 2012. As part of an acquisition in 2007, we agreed to build a replacement hospital in Valparaiso, Indiana by April 2011; however, due to delays in receiving government approved building and zoning permits, completion is not expected until the fourth quarter of 2012. These delays did not result in any penalties under the terms of the applicable purchase agreement and we do not expect such delays to result in any significant increase in the costs to construct the replacement facility. As part of an acquisition in 2009, we agreed to build a replacement hospital in Siloam Springs, Arkansas by February 2013. Construction costs, including equipment costs, for these three replacement facilities are currently estimated to be approximately $317.2 million, of which approximately $210.3 million has been incurred to date. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement to our existing Birmingham facility. In September 2010, we received approval of our request for a CON from the Alabama Certificate of Need Review Board; however, this CON remains subject to an appeal process. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280.0 million for the Birmingham replacement facility. We expect total capital expenditures of approximately $800 million to $900 million in 2012 (which includes amounts which are required to be expended pursuant to the terms of hospital purchase agreements), including approximately $640 million to $720 million for renovation and equipment cost and approximately $160 million to $180 million for construction and equipment cost of the replacement hospitals.

Capital Resources

Net working capital was approximately $935.0 million at December 31, 2011, compared to $1.229 billion at December 31, 2010, a decrease of $294.2 million. Contributing to the decrease in net working capital were decreases in cash of approximately $170.3 million, prepaid taxes of approximately $17.1 million, deferred tax assets of approximately $26.0 million and increases in accounts payable of approximately $211.1 million and employee compensation liabilities of approximately $15.6 million. These decreases in working capital were offset by increases in patient accounts receivable of approximately $103.2 million, supplies of approximately $8.3 million, net working capital acquired as part of our business acquisitions of approximately $7.3 million and decreases in deferred tax liabilities of approximately $8.9 million and accrued interest of $36.3 million. All other changes in working capital items decreased net working capital by approximately $18.1 million.

In connection with the consummation of the Triad acquisition in July 2007, we obtained approximately $7.2 billion of senior secured financing under the Credit Facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The Credit Facility consisted of an approximately $6.1 billion funded term loan facility with a maturity of seven years, a $300 million delayed draw term loan facility (reduced by us from $400 million) with a maturity of seven years and a $750 million revolving credit facility with a maturity of six years. During the fourth quarter of 2008, $100 million of the delayed draw term loan had been drawn down by us, reducing the delayed draw term loan availability to $200 million at December 31, 2008. In January 2009, we drew down the remaining $200 million of the delayed draw term loan. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. The Credit Facility requires quarterly amortization payments of each term loan facility equal to 0.25% of the outstanding amount of the term loans. On November 5, 2010, we entered into an amendment and restatement of our existing Credit Facility. The amendment extended by two and a half years, until January 25, 2017, the maturity date of $1.5 billion of our existing term loans under the Credit Facility and increased the pricing on these term loans to LIBOR plus 350 basis points. If more than $50 million of our 8 7/8% Senior Notes remain outstanding on April 15, 2015, without having been refinanced, then the maturity date for the extended term loans will be accelerated to April 15, 2015. The amendment also increased our ability to issue additional indebtedness under the uncommitted incremental facility to $1.0 billion from $600 million, permitted us to issue Term A term loans under the incremental facility and provided up to $2.0 billion of borrowing capacity from receivable transactions, an increase of $0.5 billion, of which approximately $1.7 billion would be required to be used for repayment of our existing term loans. In addition, effective February 2, 2012, we completed an additional amendment and restatement of the Credit Facility, which extended by two and a half years, until January 25, 2017, the maturity date of an additional $1.6 billion of our existing non-extended term loans under the Credit Facility and increased the pricing on the newly extended term loans by 125 basis points. The maturity date of the balance of the term loans of approximately $2.9 billion remained unchanged at July 25, 2014.

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

As of December 31, 2011, the availability for additional borrowings under our Credit Facility was approximately $750 million pursuant to the revolving credit facility, of which $37.7 million was set aside for outstanding letters of credit and $30.0 million was outstanding at December 31, 2011. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements through the next 12 months and into the foreseeable future.

On November 22, 2011, CHS completed its offering of $1.0 billion aggregate principal amount of 8% Senior Notes, which were issued in a private placement. The net proceeds from this issuance, together with available cash on hand, were used to finance the purchase of up to $1.0 billion aggregate principal amount of CHS’ outstanding 8 7/8% Senior Notes and related fees and expenses. This resulted in a loss from early extinguishment of debt of $66.0 million with an after-tax impact of $42.0 million recorded in continuing operations for the year ended December 31, 2011.

As of December 31, 2011, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 82% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans due 2014 and 350 basis points for term loans due 2017 under the Credit Facility.

Swap #	Notional Amount (in 000’s)	Fixed Interest Rate	Termination Date	Fair Value of Liability (in 000’s)
1	100,000	3.8470%	January 4, 2012	30
2	100,000	3.8510%	January 4, 2012	30
3	100,000	3.8560%	January 4, 2012	30
4	200,000	3.7260%	January 8, 2012	152
5	200,000	3.5065%	January 16, 2012	281
6	250,000	5.0185%	May 30, 2012	4,509
7	150,000	5.0250%	May 30, 2012	2,709
8	200,000	4.6845%	September 11, 2012	5,574
9	100,000	3.3520%	October 23, 2012	2,161
10	125,000	4.3745%	November 23, 2012	4,104
11	75,000	4.3800%	November 23, 2012	2,466
12	150,000	5.0200%	November 30, 2012	5,900
13	200,000	2.2420%	February 28, 2013	3,550
14	100,000	5.0230%	May 30, 2013	5,952
15	300,000	5.2420%	August 6, 2013	21,085
16	100,000	5.0380%	August 30, 2013	6,967
17	50,000	3.5860%	October 23, 2013	2,505
18	50,000	3.5240%	October 23, 2013	2,451
19	100,000	5.0500%	November 30, 2013	7,948
20	200,000	2.0700%	December 19, 2013	5,080
21	100,000	5.2310%	July 25, 2014	10,706
22	100,000	5.2310%	July 25, 2014	10,707
23	200,000	5.1600%	July 25, 2014	21,073
24	75,000	5.0405%	July 25, 2014	7,685
25	125,000	5.0215%	July 25, 2014	12,752
26	100,000	2.6210%	July 25, 2014	4,436
27	100,000	3.1100%	July 25, 2014	5,612
28	100,000	3.2580%	July 25, 2014	5,968
29	200,000	2.6930%	October 26, 2014	9,916
30	300,000	3.4470%	August 8, 2016	27,728
31	200,000	3.4285%	August 19, 2016	18,401
32	100,000	3.4010%	August 19, 2016	9,099
33	200,000	3.5000%	August 30, 2016	19,048
34	100,000	3.0050%	November 30, 2016	7,613

The Credit Facility and/or the Senior Notes contain various covenants that limit our ability to take certain actions including; among other things, our ability to:

•	incur, assume or guarantee additional indebtedness;

•	issue redeemable stock and preferred stock;

•	repurchase capital stock;

•	make restricted payments, including paying dividends and making investments;

•	redeem debt that is junior in right of payment to the Senior Notes;

•	create liens without securing the Senior Notes;

•	sell or otherwise dispose of assets, including capital stock of subsidiaries;

•	enter into agreements that restrict dividends from subsidiaries;

•	merge, consolidate, sell or otherwise dispose of substantial portions of our assets;

•	enter into transactions with affiliates; and

•	guarantee certain obligations.

In addition, our Credit Facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet these restricted covenants and financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our Credit Facility and/or the Senior Notes. Upon the occurrence of an event of default under our Credit Facility or the Senior Notes, all amounts outstanding under our Credit Facility and the Senior Notes may become immediately due and payable and all commitments under the Credit Facility to extend further credit may be terminated.

We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility of $750 million (consisting of a $750 million revolving credit facility, of which $37.7 million is set aside for outstanding letters of credit and $30 million outstanding at December 31, 2011) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion, our ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) and our continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash, borrowings under our Credit Facility as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.

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

Off-balance sheet arrangements

Our consolidated operating results for the years ended December 31, 2011 and 2010, included $248.4 million and $245.4 million, respectively, of net operating revenues and $16.4 million and $26.6 million, respectively, of income from continuing operations, generated from five hospitals operated by us under operating lease arrangements. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the respective assets and the future lease obligations under these arrangements are not recorded in our consolidated balance sheet. Lease costs under these arrangements are included in rent expense and totaled approximately $11.9 million and $12.4 million for the years ended December 31, 2011 and 2010, respectively. The current terms of these operating leases expire between January 2013 and June 2022, not including lease extension options. If we allow these leases to expire, we would no longer generate revenues nor incur expenses from these hospitals.

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

During the year ended December 31, 2010, we entered into an agreement with the lessor of Cleveland Regional Medical Center, or Cleveland Regional, our leased facility in Cleveland, TX, to exchange our ownership interest in certain real estate at Hill Regional Medical Center, or Hill Regional, in Hillsboro, TX for the lessor’s ownership interest in the real estate at Cleveland Regional. The related lease agreement was amended to incorporate Hill Regional as a leased asset with no change to the remaining lease term or payment schedule. No monetary consideration was exchanged in this transaction, and the transaction qualifies as a non-taxable, like-kind exchange under the regulations in Section 1031 of the Internal Revenue Code. The assets of Cleveland Regional were recorded in the consolidated balance sheet at fair value on the date of this transaction; however, as a result of our continuing involvement in the Hill Regional assets, the exchange with the lessor does not qualify for sale treatment under U.S. GAAP. Accordingly, the transaction has been accounted for as a financing obligation and the assets of Hill Regional will remain on the consolidated balance sheet as assets recorded under a financing obligation. Starting in the fourth quarter of 2010, future payments under the lease are amortized against the financing obligation rather than recorded as rent expense.

As described more fully in Note 15 of the Notes to Consolidated Financial Statements, at December 31, 2011, we have certain cash obligations for replacement facilities and other construction commitments of $511.7 million and open purchase orders for $354.7 million.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of December 31, 2011, we have hospitals in 24 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also had a non-profit entity as a partner. In addition, we have three other hospitals with noncontrolling interests owned by non-profit entities. During 2010 (prior to the enactment of the Reform Legislation), we sold noncontrolling interests in two of our hospitals and additional noncontrolling interests in hospitals with existing physician ownership, for total consideration of $7.2 million. During 2009, we sold noncontrolling interests in six of our hospitals, including additional noncontrolling interests in hospitals with existing physician ownership, for total consideration of $19.3 million. Effective June 1, 2009, we acquired from Akron General Medical Center the remaining 20% noncontrolling interest in Massillon Community Health System, LLC not then owned by us. This entity indirectly owns and operates Affinity Medical Center of Massillon, Ohio. The purchase price for this noncontrolling interest was $1.1 million in cash. Affinity Medical Center is now wholly-owned by us. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $395.7 million and $387.5 million as of December 31, 2011 and 2010, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $67.3 million and $60.9 million as of December 31, 2011 and 2010, respectively, and the amount of net income attributable to noncontrolling interests was $75.7 million, $68.5 million and $63.2 million for the years ended December 31, 2011, 2010 and 2009, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we will not introduce physician ownership at any of our wholly-owned facilities or increase the aggregate percentage of physician ownership in any of our existing joint ventures.

Reimbursement, Legislative and Regulatory Changes

The Reform Legislation was enacted in the context of other ongoing legislative and regulatory efforts, which would reduce or otherwise adversely affect the payments we receive from Medicare and Medicaid. Within the statutory framework of the Medicare and Medicaid programs, including programs currently unaffected by the Reform Legislation, there are substantial areas subject to administrative rulings, interpretations and discretion which may further affect payments made under those programs, and the federal and state governments might, in the future, reduce the funds available under those programs or require more stringent utilization and quality reviews of hospital facilities. Additionally, there may be a continued rise in managed care programs and additional restructuring of the financing and delivery of healthcare in the United States. These events could cause our future financial results to decline. We cannot estimate the impact of Medicare and Medicaid reimbursement changes that have been enacted or are under consideration. We cannot predict whether additional reimbursement reductions will be made or whether any such changes would have a material adverse effect on our business, financial conditions, results of operations, cash flow, capital resources and liquidity.

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

Third-party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at December 31, 2011 from our estimated reimbursement percentage, net income for the year ended December 31, 2011 would have changed by approximately $35.0 million, and net accounts receivable at December 31, 2011 would have changed by $55.6 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the years ended December 31, 2011, 2010 and 2009.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third-party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage at December 31, 2011 differed by 1% from our estimated collection percentage as a result of a change in expected recoveries, net income for the year ended December 31, 2011 would have changed by $19.5 million, and net accounts receivable at December 31, 2011 would have changed by $31.0 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $2.2 billion and $2.1 billion at December 31, 2011 and 2010, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding was 49 days at December 31, 2011 and 46 days at December 31, 2010. Our target range for days revenue outstanding is from 46 to 56 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $8.3 billion as of December 31, 2011 and approximately $7.2 billion as of December 31, 2010.

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	December 31,
	2011	2010
Insured receivables	63.7%	63.9%
Self-pay receivables	36.3%	36.1%

Total	100.0%	100.0%

For the hospital segment, the combined total of the allowance for doubtful accounts for self-pay accounts receivable and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 84% at both December 31, 2011 and 2010. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 91% at both December 31, 2011 and 2010.

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

Professional Liability Claims

As part of our business of owning and operating hospitals, we are subject to legal actions alleging liability on our part. We accrue for losses resulting from such liability claims, as well as loss adjustment expenses that are out-of-pocket and directly related to such liability claims. These direct out-of-pocket expenses include fees of outside counsel and experts. We do not accrue for costs that are part of our corporate overhead, such as the costs of our in-house legal and risk management departments. The losses resulting from professional liability claims primarily consist of estimates for known claims, as well as estimates for incurred but not reported claims. The estimates are based on specific claim facts, our historical claim reporting and payment patterns, the nature and level of our hospital operations and actuarially determined projections. The actuarially determined projections are based on our actual claim data, including historic reporting and payment patterns which have been gathered over approximately a 20-year period. As discussed below, since we purchase excess insurance on a claims-made basis that transfers risk to third party insurers, the liability we accrue does include an amount for the losses covered by our excess insurance. We also record a receivable for the expected reimbursement of losses covered by excess insurance. Since we believe that the amount and timing of our future claims payments are reliably determinable, we discount the amount we accrue for losses resulting from professional liability claims using the risk-free interest rate corresponding to the timing of our expected payments.

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.2%, 1.3% and 1.4% in 2011, 2010 and 2009, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of income.

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

For purposes of estimating our individual claim accruals, we utilize specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years, geography and claims relating to the acquired Triad hospitals versus claims relating to our other hospitals. Several actuarial methods are used against this data to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses our company-specific historical claims data and other information. This company-specific data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data.

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

The following table presents the amounts of our accrual for professional liability claims and approximate amounts of our activity for each of the respective years (excludes premiums for excess insurance coverage) (in thousands):

	Year Ended December 31,
	2011	2010	2009

Accrual for professional liability claims, beginning of year	$489,207	$431,225	$350,579

Impact from adopting ASU 2010-24	42,171	—	—

Expense (income) related to:
Current accident year	145,396	141,923	136,424
Prior accident years	(30,698)	(10,583)	(6,702)
(Income) expense from discounting	(2,393)	(2,678)	11,515

Total incurred loss and loss expense (1)	112,305	128,662	141,237

Paid claims and expenses related to:
Current accident year	(468)	(1,980)	(1,387)
Prior accident years	(75,430)	(68,700)	(59,204)

Total paid claims and expenses	(75,898)	(70,680)	(60,591)

Accrual for professional liability claims, end of year	$567,785	$489,207	$431,225

(1)	Total expense, including premiums for insured coverage, was $150.2 million in 2011, $164.2 million in 2010 and $176.4 million in 2009.

The increase in current accident year claims expense in each year from 2009 to 2011 is consistent with the increase in net operating revenues during these periods. Income/expense related to prior accident years reflects changes in estimates resulting from the filing of claims for prior year incidents, claim settlements, updates from litigation and our ongoing investigation of open claims. Expense/income from discounting reflects the changes in the weighted-average risk-free interest rate used and timing of estimated payments for discounting in each year.

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

Effective January 1, 2008, the former Triad hospitals are insured on a claims-made basis as described above and through commercial insurance companies as described above for substantially all claims occurring on or after January 1, 2002 and reported on or after January 1, 2008. Substantially all losses for the former Triad hospitals in periods prior to May 1, 1999 were insured through a wholly-owned insurance subsidiary of HCA Holdings Inc., or HCA, Triad’s owner prior to that time, and excess loss policies maintained by HCA. HCA has agreed to indemnify the former Triad hospitals in respect of claims covered by such insurance policies arising prior to May 1, 1999. From May 1, 1999 through December 31, 2006, the former Triad hospitals obtained insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary, with excess coverage obtained from other carriers that is subject to certain deductibles. Effective for claims incurred after December 31, 2006, Triad began insuring its claims from $1 million to $5 million through its wholly-owned captive insurance company, replacing the coverage provided by HCA. Substantially all claims occurring during 2007 were self-insured up to $10 million per claim.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $0.8 million as of December 31, 2011. During the year ended December 31, 2011, we decreased liabilities for uncertain tax positions by $5.4 million, including the favorable resolution of an issue on appeal with the IRS related to its tax examination of Triad tax returns, and decreased interest and penalties by approximately $1.1 million. A total of approximately $0.3 million of interest and penalties is included in the amount of liability for uncertain tax positions at December 31, 2011. It is our policy to recognize interest and penalties related to unrecognized benefits in our consolidated statements of income as income tax expense. During the year ended December 31, 2011, we released $2.3 million for income taxes and $0.7 million for accrued interest of our liability for uncertain tax positions, as a result of the expiration of the statute of limitations pertaining to tax positions taken in prior years.

It is possible the amount of unrecognized tax benefit could change in the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our consolidated results of operations or consolidated financial position.

We, or one or more of our subsidiaries, file income tax returns in the United States federal jurisdiction and various state jurisdictions. We have extended the federal statute of limitations for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003. The IRS has concluded its examination of the federal tax return of Triad for the tax periods ended December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. In September 2011, we reached a favorable resolution of an issue on appeal with the IRS related to its examination of Triad’s tax returns. As a result, we recognized a tax benefit of $4.0 million, which is reflected in the accompanying consolidated statement of income for the year ended December 31, 2011. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2008 and federal income tax examinations with respect to Community Health Systems, Inc. federal returns for years prior to 2007. Our federal income tax returns for the 2007 and 2008 tax years are currently under examination by the IRS. We believe the results of this examination will not be material to our consolidated results of operations or consolidated financial position. In connection with our 2007 and 2008 IRS examinations, the IRS has taken exception to the timing of our malpractice expense deductions. Management believes that our deduction timing is appropriate, and will work to resolve this item over the next 24 months. If management is unable to sustain the current timing of our deduction, then it would be subject to interest and penalty costs. Management does not consider this matter to have met the recognition criteria to be considered an uncertain tax position for which a reserve is necessary.

Recent Accounting Pronouncements

In August 2010, the Financial Accounting Standards Board, or FASB, issued Accounting Standards Update, or ASU, 2010-24, which provides clarification to companies in the healthcare industry on the accounting for professional liability insurance. This ASU states that receivables related to insurance recoveries should not be netted against the related claim liability and such claim liabilities should be determined without considering insurance recoveries. This ASU is effective for fiscal years beginning after December 15, 2010 and was adopted prospectively by us on January 1, 2011. The adoption of this ASU increased other current assets by $5.3 million, other assets, net by $36.9 million and long-term liabilities by $42.2 million in the consolidated balance sheet at December 31, 2011 and had no impact to the consolidated statement of income for the year ended December 31, 2011.

In August 2010, the FASB issued ASU 2010-23, which requires a company in the healthcare industry to use its direct and indirect costs of providing charity care as the measurement basis for charity care disclosures. This ASU also requires additional disclosures of the method used to determine such costs. We adopted this ASU on January 1, 2011. In the ordinary course of business, we render services to patients who are financially unable to pay for hospital care. Included in the provision for contractual allowances is the value (at our standard charges) of these services to patients who are unable to pay that is eliminated from net operating revenues when it is determined they qualify under our charity care policy. The estimated cost incurred by us to provide these services to patients who are unable to pay was approximately $125.7 million, $105.5 million and $104.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period. Gross charges associated with providing care to charity patients includes only the related charges for those patients who are financially unable to pay and qualify under our charity care policy and that do not otherwise qualify for reimbursement from a governmental program.

In June 2011, the FASB issued ASU 2011-05, which eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, which amends ASU 2011-05 to defer the requirement to measure and present reclassification adjustments from accumulated other comprehensive income to net income by income statement line item in net income and also in other comprehensive income. ASU 2011-05, as amended by ASU 2011-12, is required to be applied retrospectively and is effective for fiscal years beginning after December 15, 2011, and will be adopted by us in the first quarter of 2012. The adoption of ASU 2011-05, as amended by ASU 2011-12, will not impact our consolidated financial position, results of operations or cash flows, although it will change the presentation of our other comprehensive income for all periods presented.

In July 2011, the FASB issued ASU 2011-07, which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with such patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about our policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectability of patient service revenue. This ASU is effective for fiscal years beginning after December 15, 2011, and will be adopted by us in the first quarter of 2012. Upon adoption, our provision for bad debts will be presented as a reduction of patient service revenue after contractual adjustments and discounts. The changes in net revenue for all periods presented in this annual report as if the ASU was early adopted in 2011 are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net operating revenues (net of contractual allowances and discounts)	$13,626,168	$12,623,274	$11,742,454
Provision for bad debts	(1,719,956)	(1,530,852)	(1,408,953)

Net operating revenues, less provision for bad debts	$11,906,212	$11,092,422	$10,333,501

In September 2011, the FASB issued ASU 2011-08, which simplifies how entities test goodwill for impairment. Previous guidance required an entity to perform a two-step goodwill impairment test at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill, and recording an impairment loss if the fair value is less than the carrying amount. This ASU allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines after that assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. ASU 2011-08 is required to be applied to interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and will be adopted by us in 2012. The adoption of ASU 2011-08 is not expected to impact our consolidated financial position, results of operations or cash flows.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources.” We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As interest rate swap agreements expire throughout the year we will become more subject to variable interest rates during 2012.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $7.2 million in 2011, $6.8 million in 2010 and $2.5 million in 2009.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Community Health Systems, Inc.

Franklin, Tennessee

We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community Health Systems, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2012 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 22, 2012

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2011	2010	2009
	(In thousands, except share and per share data)

Net operating revenues	$13,626,168	$12,623,274	$11,742,454

Operating costs and expenses:
Salaries and benefits	5,577,925	5,093,767	4,701,231
Provision for bad debts	1,719,956	1,530,852	1,408,953
Supplies	1,834,106	1,738,088	1,649,779
Other operating expenses	2,515,638	2,296,063	2,129,081
Electronic health records incentive reimbursement	(63,397)	—	—
Rent	254,781	248,463	237,536
Depreciation and amortization	652,674	594,997	551,043

Total operating costs and expenses	12,491,683	11,502,230	10,677,623

Income from operations	1,134,485	1,121,044	1,064,831
Interest expense, net of interest income of $4,650, $1,757 and $3,561 in 2011, 2010, and 2009, respectively	644,410	647,593	643,608
Loss (gain) from early extinguishment of debt	66,019	—	(2,385)
Equity in earnings of unconsolidated affiliates	(49,491)	(45,443)	(36,531)
Impairment of long-lived and other assets	—	—	12,477

Income from continuing operations before income taxes	473,547	518,894	447,662
Provision for income taxes	137,653	163,681	141,851

Income from continuing operations	335,894	355,213	305,811
Discontinued operations, net of taxes:
(Loss) income from operations of entities sold	(7,769)	(6,772)	971
Impairment of hospitals sold	(47,930)	—	—
Loss on sale, net	(2,572)	—	(405)

(Loss) income from discontinued operations	(58,271)	(6,772)	566

Net income	277,623	348,441	306,377
Less: Net income attributable to noncontrolling interests	75,675	68,458	63,227

Net income attributable to Community Health Systems, Inc.	$201,948	$279,983	$243,150

Basic earnings per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$2.89	$3.13	$2.68
Discontinued operations	(0.65)	(0.07)	—

Net income	$2.24	$3.05	$2.68

Diluted earnings per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$2.87	$3.08	$2.65
Discontinued operations	(0.64)	(0.07)	—

Net income	$2.23	$3.01	$2.66

Weighted-average number of shares outstanding:
Basic	89,966,933	91,718,791	90,614,886

Diluted	90,666,348	92,946,048	91,517,274

(1)	Total per share amounts may not add due to rounding.

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$129,865	$299,169
Patient accounts receivable, net of allowance for doubtful accounts of $1,891,334 and $1,639,198 at December 31, 2011 and December 31, 2010, respectively	1,834,167	1,714,542
Supplies	346,611	329,114
Prepaid income taxes	101,389	118,464
Deferred income taxes	89,797	115,819
Prepaid expenses and taxes	112,613	100,754
Other current assets	231,647	193,331

Total current assets	2,846,089	2,871,193

Property and equipment:
Land and improvements	591,457	538,496
Buildings and improvements	5,715,066	5,108,711
Equipment and fixtures	3,063,005	2,735,915

	9,369,528	8,383,122

Less accumulated depreciation and amortization	(2,513,552)	(2,058,685)

Property and equipment, net	6,855,976	6,324,437

Goodwill	4,264,845	4,150,247

Other assets, net of accumulated amortization of $313,028 and $258,547 at December 31, 2011 and December 31, 2010, respectively (including long-lived assets of hospitals held for sale of $0 and $182,688 at December 31, 2011 and 2010, respectively)	1,241,930	1,352,246

Total assets	$15,208,840	$14,698,123

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$63,706	$63,139
Accounts payable	748,997	526,338
Deferred income taxes	—	8,882
Accrued liabilities:
Employee compensation	620,508	596,026
Interest	110,121	146,415
Other	367,807	301,240

Total current liabilities	1,911,139	1,642,040

Long-term debt	8,782,798	8,808,382

Deferred income taxes	704,725	608,177

Other long-term liabilities	949,990	1,001,675

Total liabilities	12,348,652	12,060,274

Redeemable noncontrolling interests in equity of consolidated subsidiaries	395,743	387,472

Commitments and contingencies (Note 15)

EQUITY
Community Health Systems, Inc. stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 91,547,079 shares issued and 90,571,530 shares outstanding at December 31, 2011 and 93,644,862 shares issued and 92,669,313 shares outstanding at December 31, 2010	915	936
Additional paid-in capital	1,086,008	1,126,751
Treasury stock, at cost, 975,549 shares at December 31, 2011 and December 31, 2010	(6,678)	(6,678)
Accumulated other comprehensive loss	(184,479)	(230,927)
Retained earnings	1,501,330	1,299,382

Total Community Health Systems, Inc. stockholders’ equity	2,397,096	2,189,464
Noncontrolling interests in equity of consolidated subsidiaries	67,349	60,913

Total equity	2,464,445	2,250,377

Total liabilities and equity	$15,208,840	$14,698,123

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Community Health Systems, Inc. Stockholders
							Accumulated
	Redeemable			Additional			Other
	Noncontrolling	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Noncontrolling
	Interests	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interests	Total
		(In thousands, except share data)

BALANCE, December 31, 2008	$348,816	92,483,166	$925	$1,136,108	(975,549)	$(6,678)	$(295,575)	$776,249	$61,457	$1,672,486

Comprehensive income (loss):
Net income	46,716	—	—	—	—	—	—	243,150	16,511	259,661
Net change in fair value of interest rate swaps, net of tax of $42,876	—	—	—	—	—	—	76,225	—	—	76,225
Net change in fair value of available-for-sale securities	—	—	—	—	—	—	412	—	—	412
Amortization and recognition of unrecognized pension cost components, net of tax benefit of $3,262	—	—	—	—	—	—	(2,447)	—	—	(2,447)

Total comprehensive income	46,716	—	—	—	—	—	74,190	243,150	16,511	333,851
Distributions to noncontrolling interests, net of contributions	(27,072)	—	—	—	—	—	—	—	(13,582)	(13,582)
Purchase of subsidiary shares from noncontrolling interests	(5,439)	—	—	3,106	—	—	—	—	396	3,502
Sale of less-than-wholly-owned subsidiaries	(21,691)	—	—	—	—	—	—	—	—	—
Adjustment to redemption value of redeemable noncontrolling interests	27,527	—	—	(27,527)	—	—	—	—	—	(27,527)
Issuance of common stock in connection with the exercise of stock options	—	680,898	7	12,760	—	—	—	—	—	12,767
Cancellation of restricted stock for tax withholdings on vested shares	—	(328,470)	(3)	(7,117)	—	—	—	—	—	(7,120)
Income tax payable increase from exercise of stock options	—	—	—	(3,472)	—	—	—	—	—	(3,472)
Share-based compensation	—	1,177,943	11	44,501	—	—	—	—	—	44,512

BALANCE, December 31, 2009	368,857	94,013,537	940	1,158,359	(975,549)	(6,678)	(221,385)	1,019,399	64,782	2,015,417

Comprehensive income (loss):

Net income	50,292	—	—	—	—	—	—	279,983	18,166	298,149
Net change in fair value of interest rate swaps, net of tax benefit of $8,818	—	—	—	—	—	—	(15,676)	—	—	(15,676)
Net change in fair value of available-for-sale securities	—	—	—	—	—	—	3,716	—	—	3,716
Amortization and recognition of unrecognized pension cost components, net of tax of $1,142	—	—	—	—	—	—	2,418	—	—	2,418

Total comprehensive income (loss)	50,292	—	—	—	—	—	(9,542)	279,983	18,166	288,607
Distributions to noncontrolling interests, net of contributions	(40,068)	—	—	—	—	—	—	—	(20,046)	(20,046)
Purchase of subsidiary shares from noncontrolling interests	(3,754)	—	—	(3,529)	—	—	—	—	—	(3,529)

Other reclassifications of noncontrolling interests	1,989	—	—	—	—	—	—	—	(1,989)	(1,989)
Adjustment to redemption value of redeemable noncontrolling interests	10,156	—	—	(10,156)	—	—	—	—	—	(10,156)
Issuance of common stock in connection with the exercise of stock options	—	2,194,862	22	56,916	—	—	—	—	—	56,938
Cancellation of restricted stock for tax withholdings on vested shares	—	(295,171)	(3)	(9,876)	—	—	—	—	—	(9,879)
Repurchases of common stock	—	(3,415,800)	(34)	(113,961)	—	—	—	—	—	(113,995)

Excess tax benefit from exercise of stock options	—	—	—	10,219	—	—	—	—	—	10,219
Share-based compensation	—	1,147,434	11	38,779	—	—	—	—	—	38,790

BALANCE, December 31, 2010	387,472	93,644,862	936	1,126,751	(975,549)	(6,678)	(230,927)	1,299,382	60,913	2,250,377

Comprehensive income (loss):

Net income	54,251	—	—	—	—	—	—	201,948	21,424	223,372
Net change in fair value of interest rate swaps, net of tax of $31,154	—	—	—	—	—	—	55,145	—	—	55,145
Net change in fair value of available-for-sale securities	—	—	—	—	—	—	(960)	—	—	(960)
Amortization and recognition of unrecognized pension cost components, net of tax benefit of $4,754	—	—	—	—	—	—	(7,737)	—	—	(7,737)

Total comprehensive income	54,251	—	—	—	—	—	46,448	201,948	21,424	269,820
Distributions to noncontrolling interests, net of contributions	(39,816)	—	—	—	—	—	—	—	(15,049)	(15,049)
Purchase of subsidiary shares from noncontrolling interests	(7,426)	—	—	(4,556)	—	—	—	—	(1,040)	(5,596)

Other reclassifications of noncontrolling interests	(2,099)	—	—	—	—	—	—	—	1,101	1,101
Adjustment to redemption value of redeemable noncontrolling interests	3,361	—	—	(3,361)	—	—	—	—	—	(3,361)
Issuance of common stock in connection with the exercise of stock options	—	623,341	6	18,910	—	—	—	—	—	18,916
Cancellation of restricted stock for tax withholdings on vested shares	—	(346,419)	(3)	(13,311)	—	—	—	—	—	(13,314)

Repurchases of common stock	—	(3,469,099)	(35)	(85,790)	—	—	—	—	—	(85,825)

Excess tax benefit from exercise of stock options	—	—	—	4,823	—	—	—	—	—	4,823

Share-based compensation	—	1,094,394	11	42,542	—	—	—	—	—	42,553

BALANCE, December 31, 2011	$395,743	91,547,079	$915	$1,086,008	(975,549)	$(6,678)	$(184,479)	$1,501,330	$67,349	$2,464,445

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2011	2010	2009
	(In thousands)
Cash flows from operating activities:
Net income	$277,623	$348,441	$306,377
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	657,665	609,839	566,543
Deferred income taxes	107,032	97,370	34,268
Stock-based compensation expense	42,542	38,779	44,501
Loss on sale, net	2,572	—	405
Impairment of hospitals sold and other long-lived assets	47,930	—	12,477
Loss (gain) on early extinguishment of debt	66,019	—	(2,385)
(Excess tax benefit) income tax payable increase relating to stock-based compensation expense	(5,290)	(10,219)	3,472
Other non-cash expenses, net	28,716	12,503	22,870
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(138,332)	(27,049)	58,390
Supplies, prepaid expenses and other current assets	(42,858)	(39,904)	(34,535)
Accounts payable, accrued liabilities and income taxes	246,110	161,952	86,098
Other	(27,821)	(2,982)	(22,052)

Net cash provided by operating activities	1,261,908	1,188,730	1,076,429

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(415,360)	(248,251)	(263,773)
Purchases of property and equipment	(776,713)	(667,378)	(576,888)
Proceeds from disposition of hospitals and other ancillary operations	173,387	—	89,514
Proceeds from sale of property and equipment	11,160	8,401	4,019
Increase in other investments	(188,249)	(137,082)	(120,054)

Net cash used in investing activities	(1,195,775)	(1,044,310)	(867,182)

Cash flows from financing activities:
Proceeds from exercise of stock options	18,910	56,916	12,759
Repurchase of restricted stock shares for payroll tax withholding requirements	(13,311)	—	—
Deferred financing costs	(19,352)	(13,260)	(82)
Excess tax benefit (income tax payable increase) relating to stock-based compensation	5,290	10,219	(3,472)
Stock buy-back	(85,790)	(113,961)	—
Proceeds from noncontrolling investors in joint ventures	1,229	7,201	29,838
Redemption of noncontrolling investments in joint ventures	(13,022)	(7,318)	(7,268)
Distributions to noncontrolling investors in joint ventures	(56,094)	(68,113)	(58,963)
Borrowings under credit agreement	578,236	—	200,000
Issuance of long-term debt	1,000,000	—	—
Repayments of long-term indebtedness	(1,651,533)	(61,476)	(258,173)

Net cash used in financing activities	(235,437)	(189,792)	(85,361)

Net change in cash and cash equivalents	(169,304)	(45,372)	123,886
Cash and cash equivalents at beginning of period	299,169	344,541	220,655

Cash and cash equivalents at end of period	$129,865	$299,169	$344,541

Supplemental disclosure of cash flow information:
Interest payments	$680,704	$650,712	$656,997

Income taxes paid, net	$26,463	$128,186	$57,299

See notes to consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Business and Summary of Significant Accounting Policies

Business. Community Health Systems, Inc. is a holding company and operates no business in its own name. On a consolidated basis, Community Health Systems, Inc. and its subsidiaries (collectively the “Company”) own, lease and operate acute care hospitals in non-urban and selected urban markets. As of December 31, 2011, the Company owned or leased 131 hospitals, including four stand-alone rehabilitation or psychiatric hospitals, licensed for 19,695 beds in 29 states. Throughout these notes to the consolidated financial statements, Community Health Systems, Inc. (the “Parent”) and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly-traded Parent or any subsidiary of the Parent owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc.

As of December 31, 2011, Indiana, Texas and Pennsylvania represent the only areas of geographic concentration. Net operating revenues generated by the Company’s hospitals in Indiana, as a percentage of consolidated net operating revenues, were 10.3% in 2011, 10.6% in 2010 and 11.2% in 2009. Net operating revenues generated by the Company’s hospitals in Texas, as a percentage of consolidated net operating revenues, were 13.1% in 2011, 13.0% in 2010 and 13.2% in 2009. Net operating revenues generated by the Company’s hospitals in Pennsylvania, as a percentage of consolidated net operating revenues, were 11.5% in 2011, 10.3% in 2010 and 10.2% in 2009.

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

Principles of Consolidation. The consolidated financial statements include the accounts of the Parent, its subsidiaries, all of which are controlled by the Parent through majority voting control, and variable interest entities for which the Company is the primary beneficiary. All significant intercompany accounts, profits and transactions have been eliminated. Noncontrolling interests in less-than-wholly-owned consolidated subsidiaries of the Parent are presented as a component of total equity to distinguish between the interests of the Parent and the interests of the noncontrolling owners. Revenues, expenses and income from continuing operations from these subsidiaries are included in the consolidated amounts as presented on the consolidated statements of income, along with a net income measure that separately presents the amounts attributable to the controlling interests and the amounts attributable to the noncontrolling interests for each of the periods presented. Noncontrolling interests that are redeemable or may become redeemable at a fixed or determinable price at the option of the holder or upon the occurrence of an event outside of the control of the Company are presented in mezzanine equity on the consolidated balance sheets.

Cost of Revenue. Substantially all of the Company’s operating expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office, which were $183.4 million, $155.4 million and $157.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. Included in these amounts is stock-based compensation of $42.5 million, $38.8 million and $44.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Cash Equivalents. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplies. Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Marketable Securities. The Company’s marketable securities are classified as trading or available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Interest and dividends on securities classified as available-for-sale or trading are included in net operating revenues and were not material in all periods presented. Accumulated other comprehensive income (loss) included an unrealized loss of $1.0 million and an unrealized gain of $3.7 million at December 31, 2011 and 2010, respectively, related to these available-for-sale securities.

Property and Equipment. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land and improvements (2 to 15 years; weighted-average useful life is 14 years), buildings and improvements (5 to 40 years; weighted-average useful life is 24 years) and equipment and fixtures (4 to 18 years; weighted-average useful life is 8 years). Costs capitalized as construction in progress were $397.2 million and $221.2 million at December 31, 2011 and 2010, respectively. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Interest capitalized related to construction in progress was $21.4 million, $11.9 million and $16.7 million for the years ended December 31, 2011, 2010 and 2009, respectively. Purchases of property and equipment accrued in accounts payable and not yet paid were $94.2 million and $59.5 million at December 31, 2011 and 2010, respectively.

The Company also leases certain facilities and equipment under capital leases (see Note 9). Such assets are amortized on a straight-line basis over the lesser of the term of the lease or the remaining useful lives of the applicable assets.

Goodwill. Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill arising from business combinations is not amortized. Goodwill is required to be evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company has selected September 30 as its annual testing date.

Other Assets. Other assets primarily consist of costs associated with the issuance of debt, which are included in interest expense over the life of the related debt using the effective interest method, and costs to recruit physicians to the Company’s markets, which are deferred and expensed over the term of the respective physician recruitment contract, which is generally three years, and included in amortization expense. Other assets also include capitalized internal-use software costs, which are expensed over the expected useful life, which is generally three years for routine software and eight years for major software projects, and included in amortization expense.

Third-Party Reimbursement. Net patient service revenue is reported at the estimated net realizable amount from patients, third-party payors and others for services rendered. Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems, provisions of cost-reimbursement and other payment methods. Approximately 36.5%, 38.1% and 37.2% of net operating revenues for the years ended December 31, 2011, 2010 and 2009, respectively, are related to services rendered to patients covered by the Medicare and Medicaid programs. Revenues from Medicare outlier payments are included in the amounts received from Medicare and were approximately 0.42%, 0.43% and 0.43% of net operating revenues for the years ended December 31, 2011, 2010 and 2009, respectively. In addition, the Company is reimbursed by non-governmental payors using a variety of payment methodologies. Amounts received by the Company for treatment of patients covered by such programs are generally less than the standard billing rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at net operating revenues. These net operating revenues are an estimate of the net realizable amount due from these payors. The process of estimating contractual allowances requires the Company to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments the Company receives could be different from the amounts it estimates and records. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. Adjustments to previous program reimbursement estimates are accounted for as contractual allowance adjustments and reported in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the years ended December 31, 2011, 2010 and 2009.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amounts due to third-party payors were $66.0 million and $80.5 million as of December 31, 2011 and 2010, respectively, and are included in accrued liabilities-other in the accompanying consolidated balance sheets. Amounts due from third-party payors were $86.5 million and $118.7 million as of December 31, 2011 and 2010, respectively, and are included in other current assets in the accompanying consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2006.

Net Operating Revenues. Net operating revenues are recorded net of provisions for contractual allowance of approximately $42.4 billion, $35.8 billion and $30.8 billion in 2011, 2010 and 2009, respectively. Net operating revenues are recognized when services are provided and are reported at the estimated net realizable amount from patients, third-party payors and others for services rendered. Also included in the provision for contractual allowance shown above is the value of administrative and other discounts provided to self-pay patients eliminated from net operating revenues which was $852.4 million, $689.4 million and $531.9 million for the years ended December 31, 2011, 2010 and 2009, respectively. In the ordinary course of business, the Company renders services to patients who are financially unable to pay for hospital care. Also, included in the provision for contractual allowance shown above is the value (at the Company’s standard charges) of these services to patients who are unable to pay that is eliminated from net operating revenues when it is determined they qualify under the Company’s charity care policy. The value of these services was $651.1 million, $512.4 million and $451.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The estimated cost incurred by the Company to provide these services to patients who are unable to pay was approximately $125.7 million, $105.5 million and $104.0 million for the years ended December 31, 2011, 2010 and 2009, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period. Gross charges associated with providing care to charity patients includes only the related charges for those patients who are financially unable to pay and qualify under the Company’s charity care policy and that do not otherwise qualify for reimbursement from a governmental program.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of the Company’s collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect the Company’s collection of accounts receivable and the estimates of the collectability of future accounts receivable. The process of estimating the allowance for doubtful accounts requires the Company to estimate the collectability of self-pay accounts receivable, which is primarily based on its collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. The Company also continually reviews its overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, and the impact of recent acquisitions and dispositions.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Physician Income Guarantees. The Company enters into physician recruiting agreements under which it supplements physician income to a minimum amount over a period of time, typically one year, while the physicians establish themselves in the community. As part of the agreements, the physicians are committed to practice in the community for a period of time, typically three years, which extends beyond their income guarantee period. The Company records an asset and liability for the estimated fair value of minimum revenue guarantees on new agreements. Adjustments to the ultimate value of the guarantee paid to physicians are recognized in the period that the change in estimate is identified. The Company amortizes an asset over the life of the agreement. As of December 31, 2011 and 2010, the unamortized portion of these physician income guarantees was $33.0 million and $37.2 million, respectively.

Concentrations of Credit Risk. The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the only significant concentration of credit risk from payors. Accounts receivable, net of contractual allowances, from Medicare were $250.8 million and $270.8 million as of December 31, 2011 and 2010, respectively, representing 6.7% and 8.1% of consolidated net accounts receivable, before allowance for doubtful accounts, as of December 31, 2011 and 2010, respectively.

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

Accumulated Other Comprehensive Income (Loss) consisted of the following (in thousands):

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2009	$(202,260)	$(1,180)	$(17,945)	$(221,385)
2010 Activity, net of tax	(15,676)	3,716	2,418	(9,542)

Balance as of December 31, 2010	(217,936)	2,536	(15,527)	(230,927)
2011 Activity, net of tax	55,145	(960)	(7,737)	46,448

Balance as of December 31, 2011	$(162,791)	$1,576	$(23,264)	$(184,479)

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

Derivative Instruments and Hedging Activities. The Company records derivative instruments on the consolidated balance sheet as either an asset or liability measured at its fair value. Changes in a derivative’s fair value are recorded each period in earnings or other comprehensive income (“OCI”), depending on whether the derivative is designated and is effective as a hedged transaction, and on the type of hedge transaction. Changes in the fair value of derivative instruments recorded to OCI are reclassified to earnings in the period affected by the underlying hedged item. Any portion of the fair value of a derivative instrument determined to be ineffective under the standard is recognized in current earnings.

The Company has entered into several interest rate swap agreements. See Note 7 for further discussion about the swap transactions.

New Accounting Pronouncements. In August 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2010-24, which provides clarification to companies in the healthcare industry on the accounting for professional liability insurance. This ASU states that receivables related to insurance recoveries should not be netted against the related claim liability and such claim liabilities should be determined without considering insurance recoveries. This ASU is effective for fiscal years beginning after December 15, 2010 and was adopted prospectively by the Company on January 1, 2011. The adoption of this ASU increased other current assets by $5.3 million, other assets, net by $36.9 million and long-term liabilities by $42.2 million in the consolidated balance sheet at December 31, 2011 and had no impact to the consolidated statement of income for the year ended December 31, 2011.

In June 2011, the FASB issued ASU 2011-05, which eliminates the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. Instead, ASU 2011-05 requires that all nonowner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In December 2011, the FASB issued ASU 2011-12, which amends ASU 2011-05 to defer the requirement to measure and present reclassification adjustments from accumulated other comprehensive income to net income by income statement line item in net income and also in other comprehensive income. ASU 2011-05, as amended by ASU 2011-12, is required to be applied retrospectively and is effective for fiscal years beginning after December 15, 2011, and will be adopted by the Company in the first quarter of 2012. The adoption of ASU 2011-05, as amended by ASU 2011-12, will not impact the Company’s consolidated financial position, results of operations or cash flows, although it will change the presentation of the Company’s other comprehensive income for all periods presented.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In July 2011, the FASB issued ASU 2011-07, which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with such patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about the Company’s policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectability of patient service revenue. This ASU is effective for fiscal years beginning after December 15, 2011, and will be adopted by the Company in the first quarter of 2012. Upon adoption, the Company’s provision for bad debts will be presented as a reduction of patient service revenue after contractual adjustments and discounts. The changes in net revenue for all periods presented in this annual report as if the ASU was early adopted in 2011 are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net operating revenues (net of contractual allowances and discounts)	$13,626,168	$12,623,274	$11,742,454
Provision for bad debts	(1,719,956)	(1,530,852)	(1,408,953)

Net operating revenues, less provision for bad debts	$11,906,212	$11,092,422	$10,333,501

In September 2011, the FASB issued ASU 2011-08, which simplifies how entities test goodwill for impairment. Previous guidance required an entity to perform a two-step goodwill impairment test at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill, and recording an impairment loss if the fair value is less than the carrying amount. This ASU allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines after that assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. ASU 2011-08 is required to be applied to interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and will be adopted by the Company in 2012. The adoption of ASU 2011-08 is not expected to impact the Company’s consolidated financial position, results of operations or cash flows.

2.	Accounting for Stock-Based Compensation

Stock-based compensation awards are granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan, amended and restated as of March 24, 2009 (the “2000 Plan”), and the Community Health Systems, Inc. 2009 Stock Option and Award Plan, amended and restated as of March 18, 2011 (the “2009 Plan”).

The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (“IRC”), as well as stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Prior to being amended in 2009, the 2000 Plan also allowed for the grant of phantom stock. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2000 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10-year contractual term, options granted in 2005 through 2007 have an eight-year contractual term and options granted in 2008 or later have a 10-year contractual term. As of December 31, 2011, 332,747 shares of unissued common stock were reserved for future grants under the 2000 Plan.

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Options granted in 2011 have a 10-year contractual term. As of December 31, 2011, 2,773,489 shares of unissued common stock were reserved for future grants under the 2009 Plan.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in thousands):

	Year Ended December 31,
	2011	2010	2009
Effect on income from continuing operations before income taxes	$(42,542)	$(38,779)	$(44,501)

Effect on net income	$(27,014)	$(24,625)	$(26,986)

At December 31, 2011, $59.0 million of unrecognized stock-based compensation expense was expected to be recognized over a weighted-average period of 22 months. Of that amount, $13.1 million relates to outstanding unvested stock options expected to be recognized over a weighted-average period of 22 months and $45.9 million relates to outstanding unvested restricted stock, restricted stock units and phantom shares expected to be recognized over a weighted-average period of 22 months. There were no modifications to awards during the years ended December 31, 2011, 2010 and 2009.

The fair value of stock options was estimated using the Black-Scholes option pricing model with the following assumptions during the years ended December 31, 2011, 2010 and 2009:

	Year Ended December 31,
	2011	2010	2009
Expected volatility	33.8%	33.7%	40.7%
Expected dividends	0	0	0
Expected term	4 years	3.1 years	4 years
Risk-free interest rate	1.63%	1.41%	1.64%

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options outstanding and exercisable under the 2000 Plan and 2009 Plan as of December 31, 2011, and changes during each of the years in the three-year period ended December 31, 2011 were as follows (in thousands, except share and per share data):

	Shares	Weighted - Average Exercise Price	Weighted - Average Remaining Contractual Term	Aggregate Intrinsic Value as of December 31, 2011
Outstanding at December 31, 2008	8,764,084	$30.97
Granted	1,313,000	19.43
Exercised	(680,898)	18.74
Forfeited and cancelled	(442,105)	31.27

Outstanding at December 31, 2009	8,954,081	30.19
Granted	1,447,500	33.89
Exercised	(2,194,862)	25.88
Forfeited and cancelled	(372,387)	29.80

Outstanding at December 31, 2010	7,834,332	32.08
Granted	1,505,000	35.87
Exercised	(623,341)	30.34
Forfeited and cancelled	(326,849)	33.69

Outstanding at December 31, 2011	8,389,142	$32.83	5.3 years	$120

Exercisable at December 31, 2011	5,884,262	$32.74	3.9 years	$74

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2011, 2010 and 2009, was $10.07, $8.47 and $6.61, respectively. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($17.45) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on December 31, 2011. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2011, 2010 and 2009 was $6.1 million, $28.9 million and $7.6 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of December 31, 2011, and changes during each of the years in the three-year period ended December 31, 2011 was as follows:

	Shares	Weighted - Average Grant Date Fair Value
Unvested at December 31, 2008	1,684,207	$35.57
Granted	1,188,814	18.45
Vested	(965,478)	37.08
Forfeited	(10,002)	32.52

Unvested at December 31, 2009	1,897,541	24.09
Granted	1,099,000	33.83
Vested	(860,749)	27.04
Forfeited	(10,501)	27.84

Unvested at December 31, 2010	2,125,291	27.92
Granted	1,109,949	37.57
Vested	(1,009,959)	27.40
Forfeited	(17,669)	35.68

Unvested at December 31, 2011	2,207,612	32.95

Phantom stock and restricted stock units (“RSUs”) have been granted to the Company’s outside directors under the 2000 Plan and the 2009 Plan. On February 25, 2009, each of the Company’s outside directors received a grant under the 2000 Plan of 7,151 shares of phantom stock. On May 19, 2009, the newly elected outside director received a grant under the 2000 Plan of 7,151 RSUs. On February 24, 2010, six of the Company’s seven outside directors each received a grant under the 2000 Plan of 4,130 RSUs and one outside director, who did not stand for reelection in 2010, did not receive such a grant. On February 23, 2011, each of the Company’s outside directors received a grant under the 2009 Plan of 3,688 RSUs. Vesting of these shares of phantom stock and RSUs occurs in one-third increments on each of the first three anniversaries of the award date.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Phantom stock and RSUs outstanding as of December 31, 2011, and changes during each of the years in the three-year period ended December 31, 2011 were as follows:

	Shares	Weighted - Average Grant Date Fair Value
Unvested at December 31, 2008	—	$—
Phantom Stock Granted February 25, 2009	42,906	18.18
RSUs Granted May 19, 2009	7,151	25.27
Vested	—	—
Forfeited	—	—

Unvested at December 31, 2009	50,057	19.19
RSUs Granted February 24, 2010	24,780	33.90
Vested	(21,449)	18.97
Forfeited	—	—

Unvested at December 31, 2010	53,388	26.11
RSUs Granted February 23, 2011	22,128	37.96
Vested	(22,560)	24.68
Forfeited	—	—

Unvested at December 31, 2011	52,956	31.67

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

	Year Ended December 31,
	2011	2010	2009

Directors’ fees earned and deferred into plan	$220	$180	$80

Share equivalent units	9,974	5,207	3,284

At December 31, 2011, a total of 28,775 share equivalent units were deferred in the plan with an aggregate fair value of $0.5 million, based on the closing market price of the Company’s common stock at December 31, 2011 of $17.45.

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

Effective October 1, 2011, one or more subsidiaries of the Company completed the acquisition of Tomball Regional Hospital (358 licensed beds) located in Tomball, Texas. The total cash consideration paid for fixed assets and working capital was approximately $192.0 million and $17.5 million, respectively, with additional consideration of $15.8 million assumed in liabilities, for a total consideration of $225.3 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of December 31, 2011, approximately $30.8 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective May 1, 2011, one or more subsidiaries of the Company completed the acquisition of Mercy Health Partners based in Scranton, Pennsylvania, which is a healthcare system comprised of two acute care hospitals, a long-term acute care facility and other healthcare providers. This healthcare system includes Regional Hospital of Scranton (198 licensed beds) located in Scranton, Pennsylvania, and Tyler Memorial Hospital (48 licensed beds) located in Tunkhannock, Pennsylvania. This healthcare system also includes a long-term acute care facility, Special Care Hospital (67 licensed beds) located in Nanticoke, Pennsylvania, as well as several outpatient clinics and other ancillary facilities. The total cash consideration paid for fixed assets was approximately $150.8 million, with additional consideration of $12.3 million assumed in liabilities as well as a credit applied at closing of $2.1 million for negative acquired working capital, for a total consideration of $161.0 million. Based upon the Company’s final purchase price allocation relating to this acquisition, as of December 31, 2011 approximately $43.1 million of goodwill has been recorded.

Effective October 1, 2010, one or more subsidiaries of the Company completed the acquisition of Forum Health based in Youngstown, Ohio, a healthcare system of two acute care hospitals, a rehabilitation hospital and other healthcare providers. This healthcare system includes Northside Medical Center (355 licensed beds) located in Youngstown, Ohio, and Trumbull Memorial Hospital (311 licensed beds) located in Warren, Ohio. This healthcare system also includes Hillside Rehabilitation Hospital (69 licensed beds) located in Warren, Ohio, as well as several outpatient clinics and other ancillary facilities. The total cash consideration paid for fixed assets and working capital was approximately $93.4 million and $27.8 million, respectively, with additional consideration of $40.3 million assumed in liabilities, for a total consideration of $161.5 million. Based upon the Company’s final purchase price allocation relating to this acquisition, as of December 31, 2011 approximately $8.1 million of goodwill has been recorded.

Effective October 1, 2010, one or more subsidiaries of the Company completed the acquisition of Bluefield Regional Medical Center (240 licensed beds) located in Bluefield, West Virginia. The total cash consideration paid for fixed assets was approximately $35.4 million, with additional consideration of $8.9 million assumed in liabilities as well as a credit applied at closing of $1.8 million for negative acquired working capital, for a total consideration of $42.5 million. Based upon the Company’s final purchase price allocation relating to this acquisition, as of December 31, 2011 approximately $2.4 million of goodwill has been recorded.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effective July 7, 2010, one or more subsidiaries of the Company completed the acquisition of Marion Regional Healthcare System located in Marion, South Carolina. This healthcare system includes Marion Regional Hospital (124 licensed beds), an acute care hospital, along with a related skilled nursing facility and other ancillary services. The total cash consideration paid for fixed assets and working capital was approximately $18.6 million and $5.8 million, respectively, with additional consideration of $3.9 million assumed in liabilities, for a total consideration of $28.3 million. Based upon the Company’s final purchase price allocation relating to this acquisition, as of December 31, 2011 no goodwill has been recorded.

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

Effective April 30, 2009, one or more subsidiaries of the Company acquired Wyoming Valley Health Care System in Wilkes-Barre, Pennsylvania. This healthcare system includes Wilkes-Barre General Hospital (392 licensed beds), an acute care hospital located in Wilkes-Barre, Pennsylvania, and First Hospital Wyoming Valley, a behavioral health facility located in Kingston, Pennsylvania, as well as other outpatient and ancillary services. The total consideration for fixed assets and working capital of Wyoming Valley Health Care System was approximately $133.7 million and $30.0 million, respectively, with additional consideration of $25.4 million assumed in liabilities and net of $14.2 million of cash in acquired bank accounts, for a total consideration of $174.9 million. Based upon the Company’s final purchase price allocation relating to this acquisition, as of December 31, 2011 no goodwill has been recorded.

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

Effective February 1, 2009, one or more subsidiaries of the Company completed the acquisition of Siloam Springs Memorial Hospital (73 licensed beds), located in Siloam Springs, Arkansas, from the City of Siloam Springs. The total consideration for this hospital consisted of approximately $0.1 million paid in cash for working capital and approximately $1.0 million of assumed liabilities. In connection with this acquisition, a subsidiary of the Company entered into a lease agreement for the existing hospital and agreed to build a replacement facility at this location, with construction required to commence by February 2011 and be completed by February 2013. As security for this obligation, a subsidiary of the Company deposited $1.6 million into an escrow account at closing and agreed to deposit an additional $1.6 million by February 1, 2010, which the Company’s subsidiary deposited in January 2010. If the construction of the replacement facility is not completed within the agreed time frame, the escrow balance will be remitted to the City of Siloam Springs. If the construction of the replacement facility is completed by February 2013 as planned, the escrow balance will be returned to the Company’s subsidiary.

Approximately $16.0 million, $8.9 million and $6.7 million of acquisition costs related to prospective and closed acquisitions were expensed during the years ended December 31, 2011, 2010 and 2009, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The table below summarizes the allocations of the purchase price (including assumed liabilities) for the above acquisition transactions (in thousands):

	2011	2010
Current assets	$26,017	$46,842
Property and equipment	280,639	169,209
Goodwill	73,923	10,537
Intangible assets	2,260	1,730
Other long-term assets	3,497	—
Liabilities	28,089	51,124

The operating results of the foregoing transactions have been included in the consolidated statements of income from their respective dates of acquisition, including net operating revenues of $169.7 million for the year ended December 31, 2011 from hospital acquisitions that closed during 2011 and net operating revenues of $139.0 million for the year ended December 31, 2010 from hospital acquisitions that closed during 2010. The following pro forma combined summary of operations of the Company gives effect to using historical information of the operations of the acquisitions in 2011 and 2010 discussed above as if the transactions had occurred as of January 1, 2010 (in thousands, except per share data):

	Year Ended December 31,
	2011	2010
	(Unaudited)

Pro forma net operating revenues	$13,904,851	$13,364,916
Pro forma net income	173,697	259,978
Pro forma net income per share:
Basic	$1.93	$2.83

Diluted	$1.92	$2.80

Pro forma adjustments to net income include adjustments to depreciation and amortization expense, net of the related tax effect, based on the estimated fair value assigned to the long-lived assets acquired, and to interest expense, net of the related tax effect, assuming the increase in long-term debt used to fund the acquisitions had occurred as of January 1, 2010. These pro forma results are not necessarily indicative of the actual results of operations.

Additionally, during 2011, the Company paid approximately $57.9 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by its hospitals. In connection with these acquisitions, the Company allocated approximately $13.1 million of the consideration paid to property and equipment, $2.9 million to net working capital, $1.6 million to other intangible assets and the remainder, approximately $40.3 million consisting of intangible assets that do not qualify for separate recognition, was allocated to goodwill. These acquisition transactions were accounted for as purchase business combinations.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Discontinued Operations

Effective February 1, 2011, the Company sold Willamette Community Medical Group, which is a physician clinic operating as Oregon Medical Group, located in Springfield, Oregon, to Oregon Healthcare Resources, LLC, for $14.6 million in cash; this business had a carrying amount of net assets, including an allocation of reporting unit goodwill, of $19.7 million.

Effective September 1, 2011, the Company sold Southcrest Hospital, located in Tulsa, Oklahoma, Claremore Regional Hospital, located in Claremore, Oklahoma, and other related healthcare assets affiliated with those hospitals to Hillcrest Healthcare System, part of Ardent Health Services, for approximately $154.2 million in cash. The carrying amount of the net assets sold in this transaction, including an allocation of reporting unit goodwill, was approximately $193.0 million.

Effective October 22, 2011, the Company sold Cleveland Regional Medical Center, located in Cleveland, Texas, and other related healthcare assets affiliated with the hospital to New Directions Health Systems, LLC for approximately $0.9 million in cash. The carrying amount of the net assets sold in this transaction, including an allocation of reporting unit goodwill, was approximately $14.2 million.

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

In connection with management’s decision to sell the previously mentioned facilities, the Company has classified the results of operations of the above mentioned hospitals as discontinued operations in the accompanying consolidated statements of income. As of December 31, 2011, no hospitals are held for sale.

Net operating revenues and income from discontinued operations for the respective periods are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009

Net operating revenues	$190,791	$363,226	$407,272

(Loss) income from operations of entities sold before income taxes	(12,390)	(10,460)	1,492
Impairment of hospitals sold	(51,695)	—	—
Loss on sale, net	(4,301)	—	(644)

(Loss) income from discontinued operations before income taxes	(68,386)	(10,460)	848
(Benefit from) provision for income taxes	(10,115)	(3,688)	282

(Loss) income from discontinued operations, net of taxes	$(58,271)	$(6,772)	$566

Interest expense was allocated to discontinued operations based on sales proceeds available for debt repayment.

The long-lived assets and allocated goodwill at December 31, 2010 of the hospitals and physician clinic sold during the year ended December 31, 2011 totaled approximately $182.7 million, and are included in the accompanying consolidated balance sheet in other assets, net.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.	Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

	Year Ended December 31,
	2011	2010
Balance, beginning of year	$4,150,247	$4,157,927
Goodwill acquired as part of acquisitions during the year	114,473	45,975
Consideration adjustments and purchase price allocation adjustments for prior year’s acquisitions	125	(3,997)
Goodwill related to the hospital operations reporting unit assigned to the disposal group classified as held for sale in 2011	—	(49,658)

Balance, end of year	$4,264,845	$4,150,247

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments meet the criteria to be classified as reporting units. At December 31, 2011, the hospital operations reporting unit, the home care agency operations reporting unit and the hospital management services reporting unit had approximately $4.2 billion, $40.5 million and $33.3 million, respectively, of goodwill. At December 31, 2010, the hospital operations reporting unit, the home care agency operations reporting unit and the hospital management services reporting unit had approximately $4.1 billion, $35.9 million and $33.3 million, respectively, of goodwill.

Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. The Company has selected September 30 as its annual testing date. The Company performed its last annual goodwill evaluation as of September 30, 2011, which evaluation took place during the fourth quarter of 2011. No impairment was indicated by this evaluation.

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

Approximately $3.8 million of intangible assets other than goodwill were acquired during the year ended December 31, 2011. The gross carrying amount of the Company’s other intangible assets subject to amortization was $60.0 million and $60.5 million at December 31, 2011 and 2010, respectively, and the net carrying amount was $30.6 million and $36.1 million at December 31, 2011 and 2010, respectively. The carrying amount of the Company’s other intangible assets not subject to amortization was $46.9 million and $44.4 million at December 31, 2011 and 2010. Other intangible assets are included in other assets, net on the Company’s consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average amortization period for the intangible assets subject to amortization is approximately nine years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $8.1 million, $12.2 million and $13.0 million during the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense on intangible assets is estimated to be $7.4 million in 2012, $4.7 million in 2013, $2.9 million in 2014, $2.5 million in 2015, $2.3 million in 2016 and $10.8 million thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The gross carrying amount of capitalized software for internal use was approximately $451.0 million and $356.5 million at December 31, 2011 and 2010, respectively, and the net carrying amount considering accumulated amortization was approximately $241.3 million and $209.4 million at December 31, 2011 and 2010, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight years. There is no expected residual value for capitalized internal-use software. At December 31, 2011, there was approximately $109.3 million of capitalized costs for internal-use software that will begin amortization once the software project is complete and ready for its intended use. Amortization expense for capitalized internal-use software was $70.5 million, $48.2 million and $32.5 million during the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense for capitalized internal-use software is estimated to be $81.0 million in 2012, $70.8 million in 2013, $35.1 million in 2014, $17.3 million in 2015, $15.4 million in 2016 and $21.7 million thereafter.

5.	Income Taxes

The provision for income taxes for income from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$23,020	$54,986	$93,543
State	7,601	11,208	13,577

	30,621	66,194	107,120

Deferred:
Federal	105,771	92,628	16,012
State	1,261	4,859	18,719

	107,032	97,487	34,731

Total provision for income taxes for income from continuing operations	$137,653	$163,681	$141,851

The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate (dollars in thousands):

	Year Ended December 31,
	2011		2010		2009
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory federal rate	$165,741	35.0%	$181,474	35.0%	$156,682	35.0%

State income taxes, net of federal income tax benefit	8,212	1.7	8,847	1.7	9,080	2.0
Release of unrecognized tax benefit	(6,509)	(1.3)	—	—	—	—
Net income attributable to noncontrolling interests	(26,486)	(5.6)	(23,960)	(4.6)	(22,006)	(4.9)
Change in valuation allowance	—	0.0	(910)	(0.2)	1,113	0.3
Federal and state tax credits	(3,788)	(0.8)	(2,246)	(0.4)	(4,241)	(0.9)
Deferred tax revaluation	—	—	—	—	(2,996)	(0.7)
Other	483	0.1	476	0.1	4,219	0.9

Provision for income taxes and effective tax rate for income from continuing operations	$137,653	29.1%	$163,681	31.6%	$141,851	31.7%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes as of December 31, 2011 and 2010 consist of (in thousands):

	December 31,
	2011		2010
	Assets	Liabilities	Assets	Liabilities

Net operating loss and credit carryforwards	$140,825	$—	$131,093	$—
Property and equipment	—	727,366	—	685,089
Self-insurance liabilities	113,640	—	91,246	—
Intangibles	—	201,396	—	169,860
Investments in unconsolidated affiliates	—	62,112	—	48,353
Other liabilities	—	22,050	—	27,045
Long-term debt and interest	—	24,115	—	29,191
Accounts receivable	11,435	—	60,026	—
Accrued expenses	49,575	—	53,842	—
Other comprehensive income	128,170	—	156,597	—
Stock-based compensation	28,894	—	25,472	—
Deferred compensation	42,668	—	41,703	—
Other	57,158	—	24,963	—

	572,365	1,037,039	584,942	959,538
Valuation allowance	(150,254)	—	(126,644)	—

Total deferred income taxes	$422,111	$1,037,039	$458,298	$959,538

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

The Company believes that the net deferred tax assets will ultimately be realized, except as noted below. Its conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has state net operating loss carry forwards of approximately $3.3 billion, which expire from 2012 to 2031. The Company also has unrecognized deferred tax assets primarily related to interest expense that are included in other comprehensive income. If recognized, additional state net operating losses will be created which the Company does not expect to be able to utilize prior to the expiration of the carryforward period. A valuation allowance of approximately $24.9 million has been recognized for those items. With respect to the deferred tax liability pertaining to intangibles, as included above, goodwill purchased in connection with certain of the Company’s business acquisitions is amortizable for income tax reporting purposes. However, for financial reporting purposes, there is no corresponding amortization allowed with respect to such purchased goodwill.

The valuation allowance increased by $23.6 million during the year ended December 31, 2011 and increased by $11.5 million during the year ended December 31, 2010. In addition to amounts previously discussed, the change in valuation allowance relates to a redetermination of the amount of, and realizability of, net operating losses in certain state income tax jurisdictions.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $0.8 million as of December 31, 2011. A total of approximately $0.3 million of interest and penalties is included in the amount of liability for uncertain tax positions at December 31, 2011. During the year ended December 31, 2011, the Company decreased liabilities for uncertain tax positions by $5.4 million, including the favorable resolution of an issue on appeal with the IRS related to its tax examination of Triad tax returns, and decreased interest and penalties by approximately $1.1 million. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its consolidated statements of income as income tax expense. During the year ended December 31, 2011, the Company released $2.3 million for income taxes and $0.7 million for accrued interest of its liability for uncertain tax positions, as a result of the expiration of the statute of limitations pertaining to tax positions taken in prior years.

It is possible the amount of unrecognized tax benefit could change in the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, the Company does not anticipate the change will have a material impact on its consolidated results of operations or consolidated financial position.

The following is a tabular reconciliation of the total amount of unrecognized tax benefit for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	Year Ended December 31,
	2011	2010	2009
Unrecognized tax benefit, beginning of year	$7,458	$9,234	$15,630
Gross (decreases) increases — purchase business combination	—	—	(4,173)
Gross increases — tax positions in prior period	349	70	—
Reductions — tax positions in prior period	(3,469)	(1,833)	—
Lapse of statute of limitations	(3,575)	—	(663)
Settlements	(134)	(13)	(1,560)

Unrecognized tax benefit, end of year	$629	$7,458	$9,234

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company has extended the federal statute of limitations for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003. The IRS has concluded its examination of the federal tax return of Triad for the tax periods ended December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. In September 2011, the Company reached a favorable resolution of an issue on appeal with the IRS related to its examination of Triad’s tax returns. As a result, the Company recognized a tax benefit of $4.0 million, which is reflected in the accompanying consolidated statement of income for the year ended December 31, 2011. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2008 and federal income tax examinations with respect to Community Health Systems, Inc. federal returns for years prior to 2007. The Company’s federal income tax returns for the 2007 and 2008 tax years are currently under examination by the IRS. The Company believes the results of this examination will not be material to its consolidated results of operations or consolidated financial position. In connection with the Company’s 2007 and 2008 IRS examinations, the IRS has taken exception to the timing of the Company’s malpractice expense deductions. Management believes that the Company’s deduction timing is appropriate, and will work to resolve this item over the next 24 months. If management is unable to sustain the current timing of the Company’s deduction, then it would be subject to interest and penalty costs. Management does not consider this matter to have met the recognition criteria to be considered an uncertain tax position for which a reserve is necessary.

The Company paid income taxes, net of refunds received, of $26.5 million, $128.2 million and $57.3 million during the years ended December 31, 2011, 2010 and 2009.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,
	2011	2010
Credit Facility:
Term loans	$5,949,383	$5,999,337
Revolving credit loans	30,000	—
8 7/8% Senior Notes due 2015	1,777,617	2,784,331
8% Senior Notes due 2019	1,000,000	—
Capital lease obligations (see Note 9)	48,361	51,731
Other	41,143	36,122

Total debt	8,846,504	8,871,521
Less current maturities	(63,706)	(63,139)

Total long-term debt	$8,782,798	$8,808,382

Credit Facility

In connection with the consummation of the acquisition of Triad in July 2007, the Company’s wholly-owned subsidiary CHS/Community Health Systems, Inc. (“CHS”) obtained approximately $7.2 billion of senior secured financing under a new credit facility (the “Credit Facility”) with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent, and issued approximately $3.0 billion aggregate principal amount of 8 7/8% senior notes due 2015 (the “8 7/8% Senior Notes”). The Company used the net proceeds of $3.0 billion from the 8 7/8% Senior Notes offering and the net proceeds of approximately $6.1 billion of term loans under the Credit Facility to acquire the outstanding shares of Triad, to refinance certain of Triad’s indebtedness and the Company’s indebtedness, to complete certain related transactions, to pay certain costs and expenses of the transactions and for general corporate uses. Specifically, the Company repaid its outstanding debt under the previously outstanding credit facility, the 6.50% senior subordinated notes due 2012 and certain of Triad’s existing indebtedness.

The Credit Facility consisted of an approximately $6.1 billion funded term loan facility with a maturity of seven years, a $400 million delayed draw term loan facility with a maturity of seven years and a $750 million revolving credit facility with a maturity of six years. As of December 31, 2007, the $400 million delayed draw term loan facility had been reduced to $300 million at the request of CHS. During the fourth quarter of 2008, $100 million of the delayed draw term loan was drawn by CHS, reducing the delayed draw term loan availability to $200 million at December 31, 2008. In January 2009, CHS drew down the remaining $200 million of the delayed draw term loan. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. The Credit Facility requires quarterly amortization payments of each term loan facility equal to 0.25% of the outstanding amount of the term loans. On November 5, 2010, CHS entered into an amendment and restatement of its existing Credit Facility. The amendment extended by two and a half years, until January 25, 2017, the maturity date of $1.5 billion of the existing term loans under the Credit Facility and increased the pricing on these term loans to LIBOR plus 350 basis points. If more than $50 million of the 8 7/8% Senior Notes remain outstanding on April 15, 2015, without having been refinanced, then the maturity date for the extended term loans will be accelerated to April 15, 2015. The amendment also increases CHS’s ability to issue additional indebtedness under the uncommitted incremental facility to $1.0 billion from $600 million, permits CHS to issue Term A term loans under the incremental facility, and provides up to $2.0 billion of borrowing capacity from receivable transactions, an increase of $0.5 billion, of which $1.7 billion would be required to be used for repayment of existing term loans. In addition, effective February 2, 2012, the Company completed an additional amendment and restatement of the Credit Facility, which extended by two and a half years, until January 25, 2017, the maturity date of an additional $1.6 billion of the existing non-extended term loans under the Credit Facility and increased the pricing on the newly extended term loans by 125 basis points. The maturity date of the balance of the term loans of approximately $2.9 billion remained unchanged at July 25, 2014.

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

As of December 31, 2011, a $750 million revolving credit facility was available to the Company for working capital and general corporate purposes under the Credit Facility, with $37.7 million of the revolving credit facility being set aside for outstanding letters of credit and $30.0 million outstanding at December 31, 2011. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion, which CHS has not yet accessed. CHS also has the ability to add up to $300 million of borrowing capacity from receivable transactions (including securitizations) under the Credit Facility, which has not yet been accessed. As of December 31, 2011, the weighted-average interest rate under the Credit Facility, excluding swaps, was 3.5%.

The term loans are scheduled to be paid with principal payments for future years as follows (in thousands):

Year	Amount

2012	$49,874
2013	49,874
2014	4,413,385
2015	15,000
2016	15,000
Thereafter	1,406,250

Total	$5,949,383

As of December 31, 2011 and 2010, the Company had letters of credit issued, primarily in support of potential insurance-related claims and certain bonds, of approximately $37.7 million and $81.9 million, respectively.

8  7/8% Senior Notes due 2015

The 8 7/8% Senior Notes were issued by CHS in connection with the Triad acquisition in the principal amount of approximately $3.0 billion. The 8 7/8% Senior Notes will mature on July 15, 2015. The 8 7/8% Senior Notes bear interest at the rate of 8.875% per annum, payable semiannually in arrears on January 15 and July 15, commencing January 15, 2008. Interest on the 8 7/8% Senior Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On and after July 15, 2011, CHS is entitled, at its option, to redeem all or a portion of the 8 7/8% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on July 15 of the years set forth below:

Period	Redemption Price
2012	102.219%
2013 and thereafter	100.000%

Pursuant to a registration rights agreement entered into at the time of the issuance of the 8 7/8% Senior Notes, as a result of an exchange offer made by CHS, substantially all of the 8 7/8% Senior Notes issued in July 2007 were exchanged in November 2007 for new notes (the “Exchange Notes”) having terms substantially identical in all material respects to the 8 7/8% Senior Notes (except that the Exchange Notes were issued under a registration statement pursuant to the 1933 Act). References to the 8 7/8% Senior Notes shall also be deemed to include the Exchange Notes unless the context provides otherwise.

On December 7, 2011, CHS completed the cash tender offer for $1.0 billion of the $2.8 billion aggregate principal amount of 8 7/8% Senior Notes due 2015. This resulted in a loss from early extinguishment of debt of $66.0 million with an after-tax impact of $42.0 million recorded in continuing operations for the year ended December 31, 2011.

8% Senior Notes due 2019

On November 22, 2011, CHS completed its offering of $1.0 billion aggregate principal amount of 8% Senior Notes due 2019 (the “8% Senior Notes”), which were issued in a private placement. The net proceeds from this issuance, together with available cash on hand, were used to finance the purchase of $1.0 billion aggregate principal amount of CHS’ outstanding 8 7/8% Senior Notes due 2015 and related fees and expenses. The 8% Senior Notes bear interest at 8% per annum, payable semiannually in arrears on May 15 and November 15, commencing May 15, 2012. Interest on the 8% Senior Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

Except as set forth below, CHS is not entitled to redeem the 8% Senior Notes prior to November 15, 2015.

On and after November 15, 2015, CHS is entitled, at its option, to redeem all or a portion of the 8% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on November 15 of the years set forth below:

Period	Redemption Price
2015	104.000%
2016	102.000%
2017 and thereafter	100.000%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In addition, any time prior to November 15, 2014, CHS is entitled, at its option, on one or more occasions to redeem the 8% Senior Notes (which include additional 8% Senior Notes, if any) in an aggregate principal amount not to exceed 35% of the aggregate principal amount of the 8% Senior Notes (which includes additional 8% Senior Notes, if any) originally issued at a redemption price (expressed as a percentage of principal amount) of 108.000%, plus accrued and unpaid interest to the redemption date, with the Net Cash Proceeds (as defined in the indenture governing the 8% Senior Notes) from one or more Public Equity Offerings (as defined in the indenture governing the 8% Senior Notes) (provided that if the Public Equity Offering is an offering by the Company, a portion of the Net Cash Proceeds thereof equal to the amount required to redeem any such 8% Senior Notes is contributed to the equity capital of CHS); provided, however, that:

1) at least 65% of such aggregate principal amount of 8% Senior Notes originally issued remains outstanding immediately after the occurrence of each such redemption (other than the 8% Senior Notes held, directly or indirectly, by the Company or its subsidiaries); and

2) each such redemption occurs within 180 days after the date of the related Public Equity Offering.

CHS is entitled, at its option, to redeem the 8% Senior Notes, in whole or in part, at any time prior to November 15, 2015, upon not less than 30 or more than 60 days notice, at a redemption price equal to 100% of the principal amount of 8% Senior Notes redeemed plus the Applicable Premium (as defined), and accrued and unpaid interest, if any, as of the applicable redemption date.

Other Debt. As of December 31, 2011, other debt consisted primarily of the mortgage obligation on the Company’s corporate headquarters and other obligations maturing in various installments through 2020.

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to 34 separate interest swap agreements in effect at December 31, 2011, with an aggregate notional amount of approximately $4.9 billion. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, a margin above LIBOR of 225 basis points for the outstanding balance of revolver loans and term loans due in 2014 and 350 basis points for term loans due in 2017 under the Credit Facility. See Note 7 for additional information regarding these swaps.

As of December 31, 2011, the scheduled maturities of long-term debt outstanding, including capital lease obligations for each of the next five years and thereafter are as follows (in thousands):

Year	Amount

2012	$63,706
2013	87,993
2014	4,417,745
2015	1,796,304
2016	18,644
Thereafter	2,462,112

Total	$8,846,504

The Company paid interest of $680.7 million, $650.7 million and $657.0 million on borrowings during the years ended December 31, 2011, 2010 and 2009, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7.	Fair Values of Financial Instruments

The fair value of financial instruments has been estimated by the Company using available market information as of December 31, 2011 and 2010, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	December 31,
	2011		2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$129,865	$129,865	$299,169	$299,169
Available-for-sale securities	31,582	31,582	31,570	31,570
Trading securities	30,486	30,486	35,092	35,092
Liabilities:
Credit Facility	5,979,383	5,780,877	5,999,337	5,882,124
8 7/8 % Senior Notes	1,777,617	1,842,322	2,784,331	2,923,548
8% Senior Notes	1,000,000	995,000	—	—
Other debt	41,143	41,143	36,122	36,122

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

8 7/8% Senior Notes. Estimated fair value is based on the average bid and ask price as quoted by the bank who served as underwriters in the sale of these notes.

8% Senior notes. Estimated fair value is based on the average bid and ask price as quoted by the bank who served as underwriters in the sale of these notes.

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the years ended December 31, 2011 and 2010, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at December 31, 2011, each swap agreement entered into by the Company was in a net liability position so that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest rate swaps consisted of the following at December 31, 2011:

Swap #	Notional Amount (in 000’s)	Fixed Interest Rate	Termination Date	Fair Value of Liability (in 000’s)
1	100,000	3.8470%	January 4, 2012	30
2	100,000	3.8510%	January 4, 2012	30
3	100,000	3.8560%	January 4, 2012	30
4	200,000	3.7260%	January 8, 2012	152
5	200,000	3.5065%	January 16, 2012	281
6	250,000	5.0185%	May 30, 2012	4,509
7	150,000	5.0250%	May 30, 2012	2,709
8	200,000	4.6845%	September 11, 2012	5,574
9	100,000	3.3520%	October 23, 2012	2,161
10	125,000	4.3745%	November 23, 2012	4,104
11	75,000	4.3800%	November 23, 2012	2,466
12	150,000	5.0200%	November 30, 2012	5,900
13	200,000	2.2420%	February 28, 2013	3,550
14	100,000	5.0230%	May 30, 2013	5,952
15	300,000	5.2420%	August 6, 2013	21,085
16	100,000	5.0380%	August 30, 2013	6,967
17	50,000	3.5860%	October 23, 2013	2,505
18	50,000	3.5240%	October 23, 2013	2,451
19	100,000	5.0500%	November 30, 2013	7,948
20	200,000	2.0700%	December 19, 2013	5,080
21	100,000	5.2310%	July 25, 2014	10,706
22	100,000	5.2310%	July 25, 2014	10,707
23	200,000	5.1600%	July 25, 2014	21,073
24	75,000	5.0405%	July 25, 2014	7,685
25	125,000	5.0215%	July 25, 2014	12,752
26	100,000	2.6210%	July 25, 2014	4,436
27	100,000	3.1100%	July 25, 2014	5,612
28	100,000	3.2580%	July 25, 2014	5,968
29	200,000	2.6930%	October 26, 2014	9,916
30	300,000	3.4470%	August 8, 2016	27,728
31	200,000	3.4285%	August 19, 2016	18,401
32	100,000	3.4010%	August 19, 2016	9,099
33	200,000	3.5000%	August 30, 2016	19,048
34	100,000	3.0050%	November 30, 2016	7,613

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

Assuming no change in December 31, 2011 interest rates, approximately $131.8 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

The following tabular disclosure provides the amount of pre-tax loss recognized in the consolidated balance sheets as a component of OCI during the years ended December 31, 2011 and 2010 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax Loss Recognized in OCI on Derivative (Effective Portion) Year Ended December 31,

	2011	2010

Interest rate swaps	($122,686)	($239,893)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the consolidated statements of income during the years ended December 31, 2011 and 2010 (in thousands):

Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Pre-Tax Loss Reclassified from AOCL into Income (Effective Portion) Year Ended December 31,
	2011	2010

Interest expense, net	$208,985	$215,399

The fair values of derivative instruments in the consolidated balance sheets as of December 31, 2011 and 2010 were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2011		December 31, 2010		December 31, 2011		December 31, 2010
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments	Other assets, net	$—	Other assets, net	$—	Other long-term liabilities	$254,228	Other long-term liabilities	$340,526

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8.	Fair Value

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

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 31, 2011 and 2010 (in thousands):

	December 31, 2011	Level 1	Level 2	Level 3
Available-for-sale securities	$31,582	$31,582	$—	$—
Trading securities	30,486	30,486	—	—

Total assets	$62,068	$62,068	$—	$—

Fair value of interest rate swap agreements	$254,228	$—	$254,228	$—

Total liabilities	$254,228	$—	$254,228	$—

	December 31, 2010	Level 1	Level 2	Level 3
Available-for-sale securities	$31,570	$31,570	$—	$—
Trading securities	35,092	35,092	—	—

Total assets	$66,662	$66,662	$—	$—

Fair value of interest rate swap agreements	$340,526	$—	$340,526	$—

Total liabilities	$340,526	$—	$340,526	$—

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at December 31, 2011 resulted in a decrease in the fair value of the related liability of $21.7 million and an after-tax adjustment of $13.9 million to OCI. The CVA on the Company’s interest rate swap agreements at December 31, 2010 resulted in a decrease in the fair value of the related liability of $3.9 million and an after-tax adjustment of $2.5 million to OCI.

The majority of the inputs used to value its interest rate swap agreements, including the forward interest rate curves and market perceptions of the Company’s credit risk used in the CVAs, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuations are classified in Level 2 of the fair value hierarchy.

9.	Leases

The Company leases hospitals, medical office buildings, and certain equipment under capital and operating lease agreements. During 2011, 2010 and 2009, the Company entered into capital lease obligations of $3.0 million, $22.7 million and $3.3 million, respectively. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs.

During 2010, the Company entered into an agreement with the lessor of Cleveland Regional Medical Center (“Cleveland Regional”), its leased facility in Cleveland, TX, to exchange its ownership interest in certain real estate at Hill Regional Medical Center (“Hill Regional”), in Hillsboro, TX for the lessor’s ownership interest in the real estate at Cleveland Regional. The related lease agreement was amended to incorporate Hill Regional as a leased asset with no change to the remaining lease term or payment schedule. No monetary consideration was exchanged in this transaction, and the transaction qualifies as a non-taxable, like-kind exchange under the regulations in Section 1031 of the Internal Revenue Code. The assets of Cleveland Regional were recorded in the consolidated balance sheet at fair value on the date of this transaction; however, as a result of the Company’s continuing involvement in the Hill Regional assets, the exchange with the lessor does not qualify for sale treatment under U.S. GAAP. Accordingly, the transaction has been accounted for as a financing obligation and the assets of Hill Regional will remain on the consolidated balance sheet as assets recorded under a financing obligation. Starting in the fourth quarter of 2010, future payments under the lease are amortized against the financing obligation rather than recorded as rent expense. The disclosures below for capital leases include the amounts related to the Hill Regional financing obligation.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Commitments relating to noncancellable operating and capital leases for each of the next five years and thereafter are as follows (in thousands):

Year Ended December 31,	Operating (1)	Capital
2012	$176,403	$8,386
2013	149,460	7,216
2014	122,763	6,710
2015	98,543	6,005
2016	70,087	5,630
Thereafter	176,599	57,472

Total minimum future payments	$793,855	$91,419

Less imputed interest		(43,058)

		48,361
Less current portion		(4,008)

Long-term capital lease obligations		$44,353

(1)	Minimum lease payments have not been reduced by minimum sublease rentals due in the future of $21.3 million.

Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $27.9 million of land and improvements, $193.7 million of buildings and improvements and $69.3 million of equipment and fixtures as of December 31, 2011 and $27.9 million of land and improvements, $193.7 million of buildings and improvements and $76.7 million of equipment and fixtures as of December 31, 2010. The accumulated depreciation related to assets under capital leases was $119.3 million and $106.7 million as of December 31, 2011 and 2010, respectively. Depreciation of assets under capital leases is included in depreciation and amortization expense and amortization of debt discounts on capital lease obligations is included in interest expense in the consolidated statements of income.

10.	Employee Benefit Plans

The Company maintains various benefit plans, including defined contribution plans, defined benefit plans and deferred compensation plans, for which the Company’s subsidiary, CHS, is the plan sponsor. On January 1, 2009, the plan sponsor merged the Triad Hospitals, Inc. Retirement Savings Plan, the Abilene Physicians Group 401(k) Plan and Trust and the Regional Employee Assistance Program 401(k) Plan with and into the CHS/Community Health Systems, Inc. 401(k) Plan. Contemporaneously, the plan sponsor also established the CHS/Community Health Systems, Inc. Retirement Savings Plan, and the accounts of substantially all participants in the CHS/Community Health Systems, Inc. 401(k) Plan were transferred subsequently to the CHS/Community Health Systems, Inc. Retirement Savings Plan. Employees of certain subsidiaries whose employment is covered by collective bargaining agreements have remained participants in the CHS/Community Health Systems, Inc. 401(k) Plan. The plan sponsor also established the CHS/Community Health Systems, Inc. Spokane 401(k) Plan on January 1, 2009 for the exclusive benefit of certain employees of the Deaconess Medical Center and Valley Hospital and Medical Center and their beneficiaries. Effective October 1, 2010, the plan sponsor established the CHS/Community Health Systems, Inc. Standard 401(k) Plan for the benefit of employees at the three hospitals acquired in Youngstown, Ohio and Warren, Ohio and their beneficiaries. Total expense to the Company under the 401(k) plans was $101.7 million, $95.8 million and $69.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company maintains unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability under the deferred compensation plans was $71.4 million and $73.2 million as of December 31, 2011 and 2010, respectively. The Company had assets of $72.5 million and $75.0 million as of December 31, 2011 and 2010, respectively, in a non-qualified plan trust generally designated to pay benefits of the deferred compensation plans, consisting of trading securities of $30.5 million and $35.1 million as of December 31, 2011 and 2010, respectively, and company-owned life insurance contracts of $42.0 million and $39.9 million as of December 31, 2011 and 2010, respectively.

The Company maintains the Community Health Systems Retirement Income Plan, which is a defined benefit, non-contributory pension plan that covers certain employees at three of its hospitals (“Pension Plan”). The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company expects to contribute $2.7 million to the Pension Plan in 2012. The Company also provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for both the Pension Plan and SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations, net periodic cost and funding requirements in future periods. The Company had available-for-sale securities in a rabbi trust generally designated to pay benefits of the SERP in the amounts of $31.6 million at both December 31, 2011 and 2010. These amounts are included in other assets, net on the consolidated balance sheets.

A summary of the benefit obligations and funded status for the Company’s Pension and SERP Plans at December 31, 2011 and 2010 follows (in thousands):

	Pension Plan		SERP
	2011	2010	2011	2010
Change in benefit obligation:
Benefit obligation, beginning of year	$39,682	$42,245	$73,840	$61,079
Service cost	1,315	1,169	5,197	4,661
Interest cost	2,159	2,051	3,434	3,728
Curtailment	—	(7,407)	—	—
Plan amendment	—	—	—	(24)
Actuarial loss	8,480	2,082	5,225	4,396
Benefits paid	(524)	(458)	(1,546)	—

Benefit obligation, end of year	51,112	39,682	86,150	73,840

Change in plan assets:
Fair value of assets, beginning of year	34,354	28,583	—	—
Actual return on plan assets	(536)	3,895	—	—
Employer contributions	1,758	2,334	—	—
Benefits paid	(524)	(458)	—	—

Fair value of assets, end of year	35,052	34,354	—	—

Unfunded status	$(16,060)	$(5,328)	$(86,150)	$(73,840)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the amounts recognized in the accompanying consolidated balance sheets at December 31, 2011 and 2010 follows (in thousands):

	Pension Plan		SERP
	2011	2010	2011	2010
Noncurrent asset	$—	$—	$—	$—
Current liability	—	—	(1,191)	(1,546)
Noncurrent liability	(16,060)	(5,328)	(84,959)	(72,294)

Net amount recognized in the consolidated balance sheets	$(16,060)	$(5,328)	$(86,150)	$(73,840)

A summary of the amounts recognized in AOCL at December 31, 2011 and 2010 follows (in thousands):

	Pension Plan		SERP
	2011	2010	2011	2010
Prior service (credit) cost	$(1,076)	$(1,217)	$7,084	$8,781
Net actuarial loss	13,260	1,474	23,779	20,087

Total amount recognized in AOCL	$12,184	$257	$30,863	$28,868

A summary of the plans’ benefit obligation in excess of the fair value of plan assets at December 31, 2011 and 2010 follows (in thousands):

	Pension Plan		SERP
	2011	2010	2011	2010
Projected benefit obligation	$51,112	$39,682	$86,150	$73,840
Accumulated benefit obligation	50,745	39,380	66,172	47,304
Fair value of plan assets	35,052	34,354	—	—

A summary of the weighted-average assumptions used by the Company to determine benefit obligations as of December 31 follows:

	Pension Plan		SERP
	2011	2010	2011	2010
Discount rate	4.33%	5.50%	4.00%	4.75%
Annual salary increases	4.50%	4.50%	4.00%	4.00%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of net periodic cost and other amounts recognized in OCI for the years ended December 31, 2011, 2010 and 2009 follows (in thousands):

	Pension Plan			SERP
	2011	2010	2009	2011	2010	2009
Service cost	$1,315	$1,169	$3,886	$5,197	$4,661	$4,437
Interest cost	2,159	2,051	2,200	3,434	3,728	2,469
Expected return on plan assets	(2,771)	(2,497)	(1,683)	-	-	-
Amortization of unrecognized prior service (credit) cost	(141)	(38)	689	1,696	1,697	1,704
Amortization of net loss	—	—	426	1,533	1,459	1
Curtailment credit	—	(1,910)	—	—	—	—

Net periodic cost	562	(1,225)	5,518	11,860	11,545	8,611

Prior service (credit) cost arising during period	—	(2,770)	—	—	(24)	—
Net (gain) loss arising during period	11,787	(2,044)	(4,595)	5,225	4,396	13,028
Amortization of:
Prior service cost (credit)	141	38	(689)	(1,696)	(1,697)	(1,704)
Net actuarial gain	—	—	(426)	(1,533)	(1,459)	(1)

Total amount recognized in OCI	11,928	(4,776)	(5,710)	1,996	1,216	11,323

Total recognized in net periodic cost and OCI	$12,490	$(6,001)	$(192)	$13,856	$12,761	$19,934

A summary of the expected amortization amounts to be included in net periodic cost for 2012 are as follows (in thousands):

	Pension Plan	SERP
Prior service (credit) cost	$(141)	$1,696
Actuarial loss	978	2,028

A summary of the weighted-average assumptions used by the Company to determine net periodic cost for the years ended December 31, 2011, 2010 and 2009 follows:

	Pension Plan			SERP
	2011	2010	2009	2011	2010	2009
Discount rate	5.50%	5.99%	5.96%	4.75%	6.00%	6.00%
Rate of compensation increase	4.50%	4.50%	4.00%	4.00%	5.00%	5.00%
Expected long term rate of return on assets	8.00%	8.50%	8.50%	N/A	N/A	N/A

The Company’s weighted-average asset allocations by asset category at December 31, 2011 and 2010 follows:

	Pension Plan		SERP
	2011	2010	2011	2010
Equity securities	100%	100%	N/A	N/A
Debt securities	0%	0%	N/A	N/A

Total	100%	100%	N/A	N/A

The Pension Plan assets are invested in mutual funds with an underlying investment allocation of 60% equity securities and 40% debt securities. All assets are measured at fair value using quoted prices in active markets and therefore are classified as Level 1 measurements in the fair value hierarchy. The expected long-term rate of return for the Pension Plan assets is based on current expected long-term inflation and historical rates of return on equities and fixed income securities, taking into account the investment policy under the plan. The expected long-term rate of return is weighted based on the target allocation for each asset category. Equity securities are expected to return between 7% and 11% and debt securities are expected to return between 3% and 6%. The Company expects the Pension Plan asset managers will provide a premium of approximately 0% to 1.5% per annum to the respective market benchmark indices.

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

The estimated future benefit payments reflecting future service as of December 31, 2011 for the Pension Plan and SERP plan follows (in thousands):

Year Ending	Pension Plan	SERP
2012	$1,236	$1,191
2013	1,511	1,392
2014	1,701	10,782
2015	1,820	3,365
2016	2,237	44,737
2017-2021	15,115	40,072

11.	Stockholders’ Equity

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of December 31, 2011, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On December 14, 2011, the Company adopted a new open market repurchase program for up to 4,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. The new repurchase program will conclude at the earliest of three years, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been reached. Through December 31, 2011, no shares have been purchased and retired under this program.

On September 15, 2010, the Company commenced an open market repurchase program for up to 4,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. This program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased or when the maximum dollar amount has been expended. During the year ended December 31, 2010, the Company repurchased and retired 451,272 shares at a weighted-average price of $30.81 per share. During the year ended December 31, 2011, the Company repurchased and retired 3,469,866 shares at a weighted-average price of $24.68 per share. The cumulative number of shares that have been repurchased and retired under this program through December 31, 2011 is 3,921,138 shares at a weighted-average price of $25.39 per share.

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

The Credit Facility limits the Company’s ability to pay dividends and/or repurchase stock to an amount not to exceed $50 million in the aggregate after November 5, 2010, the date of the initial amendment and restatement of the Credit Facility. In addition, the Credit Facility allows the Company to repurchase stock in an amount not to exceed the aggregate amount of proceeds from the exercise of stock options. The indentures governing the 8 7/8% Senior Notes and the 8% Senior Notes (collectively, the “Senior Notes”) also limit the Company’s ability to pay dividends and/or repurchase stock. As of December 31, 2011, under the most restrictive test under these agreements, the Company has approximately $30.1 million remaining available with which to pay permitted dividends and/or make stock and Senior Notes repurchases.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net income attributable to Community Health Systems, Inc.	$201,948	$279,983	$243,150
Transfers (to) from the noncontrolling interests:
Net (decrease) increase in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	(4,556)	(3,529)	3,106

Net transfers (to) from the noncontrolling interests	(4,556)	(3,529)	3,106

Change to Community Health Systems, Inc. stockholders' equity from net income attributable to Community Health Systems, Inc. and transfers (to) from noncontrolling interests	$197,392	$276,454	$246,256

12.	Earnings Per Share

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income from continuing operations, discontinued operations and net income attributable to Community Health Systems, Inc. common stockholders (in thousands, except share data):

	Year Ended December 31,
	2011	2010	2009
Numerator:
Income from continuing operations, net of taxes	$335,894	$355,213	$305,811
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	75,675	68,577	62,948

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders – basic and diluted	$260,219	$286,636	$242,863

(Loss) income from discontinued operations, net of taxes	$(58,271)	$(6,772)	$566
Less: (Loss) income from discontinued operations attributable to noncontrolling interests, net of taxes	—	(119)	279

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders – basic and diluted	$(58,271)	$(6,653)	$287

Denominator:
Weighted-average number of shares outstanding – basic	89,966,933	91,718,791	90,614,886
Effect of dilutive securities:
Restricted stock awards	327,652	542,488	469,134
Employee stock options	361,554	667,606	422,637
Other equity-based awards	10,209	17,163	10,617

Weighted-average number of shares outstanding – diluted	90,666,348	92,946,048	91,517,274

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:

Employee stock options	6,432,281	4,882,338	6,820,393

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13.	Equity Investments

As of December 31, 2011, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia, in which HCA Inc. (“HCA”) owns the majority interest.

Summarized combined financial information for the unconsolidated entities in which the Company owns an equity interest is as follows (in thousands):

	December 31,
	2011	2010

Current assets	$233,496	$220,881
Noncurrent assets	790,125	771,646

Total assets	$1,023,621	$992,527

Current liabilities	$82,687	$83,985
Noncurrent liabilities	2,094	2,198
Members’ equity	938,672	905,006
Noncontrolling interests	168	1,338

Total liabilities and equity	$1,023,621	$992,527

	Year Ended December 31,
	2011	2010	2009
Revenues	$1,455,991	$1,418,432	$1,401,095
Operating costs and expenses	$1,294,057	$1,268,075	$1,252,714
Income from continuing operations before taxes	$162,124	$150,640	$148,343

The summarized financial information was derived from the financial information provided to the Company by those unconsolidated entities.

The Company’s investment in all of its unconsolidated affiliates was $422.2 million and $409.5 million at December 31, 2011 and 2010, respectively, and is included in other assets, net in the accompanying consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $49.5 million, $45.4 million and $36.5 million for the years ended December 31, 2011, 2010 and 2009, respectively.

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

The distribution between reportable segments of the Company’s net operating revenues, income from continuing operations before income taxes, expenditures for segment assets and total assets is summarized in the following tables (in thousands):

	Year Ended December 31,
	2011	2010	2009
Net operating revenues:
Hospital operations	$13,349,446	$12,343,537	$11,474,356
Corporate and all other	276,722	279,737	268,098

	$13,626,168	$12,623,274	$11,742,454

Income from continuing operations before income taxes:
Hospital operations	$720,215	$662,303	$590,389
Corporate and all other	(246,668)	(143,409)	(142,727)

	$473,547	$518,894	$447,662

Expenditures for segment assets:
Hospital operations	$737,391	$646,509	$543,969
Corporate and all other	39,322	20,869	15,105

	$776,713	$667,378	$559,074

	December 31,
	2011	2010
Total assets:
Hospital operations	$13,984,964	$13,398,314
Corporate and all other	1,223,876	1,299,809

	$15,208,840	$14,698,123

15.	Commitments and Contingencies

Construction and Other Capital Commitments. Pursuant to hospital purchase agreements in effect as of December 31, 2011, and where final certificate of need approval has been obtained, the Company is required to build replacement facilities. As required by an amendment to a lease agreement entered into in 2005, the Company agreed to build a replacement facility at its Barstow, California location with an aggregate estimated construction cost, including equipment costs, of approximately $73.5 million. Of this amount, approximately $49.3 million has been expended through December 31, 2011. This project is expected to be completed in 2012. The Company has agreed, as part of an acquisition in 2007, to build a replacement hospital in Valparaiso, Indiana with an aggregate estimated construction cost, including equipment costs, of approximately $208.7 million. Of this amount, approximately $137.0 million has been expended through December 31, 2011. This project is expected to be completed in 2012. The Company has agreed, as part of an acquisition in 2009, to build a replacement hospital in Siloam Springs, Arkansas with an aggregate estimated construction cost, including equipment costs, of approximately $35.0 million. Of this amount, approximately $24.0 million has been expended through December 31,

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2011. This project is required to be completed in 2013. In October 2008, after the purchase of the noncontrolling owner’s interest in the Company’s Birmingham, Alabama facility, the Company initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement for the existing Birmingham facility. In September 2010, the Company received approval of its request for a certificate of need from the Alabama Certificate of Need Review Board; however, this certificate of need remains subject to an appeal process. The Company’s estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280.0 million for the Birmingham replacement facility. Of this amount, approximately $3.5 million has been expended through December 31, 2011. In addition, under other purchase agreements outstanding at December 31, 2011, the Company has committed to spend approximately $652.5 million for costs such as capital improvements, equipment, selected leases and physician recruiting. These commitments are required to be fulfilled generally over a five to seven year period after acquisition. Through December 31, 2011, the Company has spent approximately $247.8 million related to these commitments.

Physician Recruiting Commitments. As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to the physicians in excess of the amounts they earned in their practice up to the amount of the income guarantee. These income guarantee periods are typically for 12 months. Such payments are recoverable by the Company from physicians who do not fulfill their commitment period, which is typically three years, to the respective community. At December 31, 2011, the maximum potential amount of future payments under these guarantees in excess of the liability recorded is $27.4 million.

Professional Liability Claims. As part of the Company’s business of owning and operating hospitals, it is subject to legal actions alleging liability on its part. The Company accrues for losses resulting from such liability claims, as well as loss adjustment expenses that are out-of-pocket and directly related to such liability claims. These direct out-of-pocket expenses include fees of outside counsel and experts. The Company does not accrue for costs that are part of corporate overhead, such as the costs of in-house legal and risk management departments. The losses resulting from professional liability claims primarily consist of estimates for known claims, as well as estimates for incurred but not reported claims. The estimates are based on specific claim facts, historical claim reporting and payment patterns, the nature and level of hospital operations and actuarially determined projections. The actuarially determined projections are based on the Company’s actual claim data, including historic reporting and payment patterns which have been gathered over an approximate 20-year period. As discussed below, since the Company purchases excess insurance on a claims-made basis that transfers risk to third-party insurers, the liability it accrues does include an amount for the losses covered by its excess insurance. The Company also records a receivable for the expected reimbursement of losses covered by excess insurance. Since the Company believes that the amount and timing of its future claims payments are reliably determinable, it discounts the amount accrued for losses resulting from professional liability claims using the risk-free interest rate corresponding to the timing of expected payments.

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.2%, 1.3% and 1.4% in 2011, 2010 and 2009, respectively. This liability is adjusted for new claims information in the period such information becomes known. The Company’s estimated liability for the self-insured portion of professional and general liability claims was $567.8 million and $489.2 million as of December 31, 2011 and 2010, respectively. The estimated undiscounted claims liability was $595.7 million and $513.2 million as of December 31, 2011 and 2010, respectively. The current portion of the liability for self-insured portion of professional and general liability claims was $98.1 million and $82.9 million as of December 31, 2011 and 2010, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of income.

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

For purposes of estimating its individual claim accruals, the Company utilizes specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years, geography and claims relating to the acquired Triad hospitals versus claims relating to the Company’s other hospitals. Several actuarial methods are used against this data to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses company-specific historical claims data and other information. This company-specific data includes information regarding the Company’s business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data.

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

On February 10, 2006, the Company received a letter from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 2006 letter focused on the Company’s hospitals in three states: Arkansas, New Mexico, and South Carolina. On August 31, 2006, the Company received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to the Company’s three hospitals in that state. Through the beginning of 2009, the Company provided the Department of Justice with requested documents, met with its personnel on numerous occasions, and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified the Company that it believed that the Company and its three New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. At one point, the Civil Division calculated that the three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million and said that if it proceeded to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc., pending in the United States District Court for the District of New Mexico. The federal government filed its complaint in intervention on June 30, 2009. The relator filed a second amended complaint on July 1, 2009. Both of these complaints expand the time period during which alleged improper payments were made. The Company filed motions to dismiss all of the federal government’s and the relator’s claims on August 28, 2009. On March 19, 2010, the court granted in part and denied in part the Company’s motion to dismiss as to the relator’s complaint. On July 7, 2010, the court denied the Company’s motion to dismiss the federal government’s complaint in intervention. On July 21, 2010, the Company filed its answer and pretrial discovery began. On June 2, 2011, the relator filed a Third Amended Complaint adding subsidiaries Community Health Systems Professional Services Corporation and CHS/Community Health Systems, Inc. as defendants. On June 6, 2011, the government filed its First Amended Complaint in intervention adding Community Health Systems Professional Services Corporation as a defendant. Discovery is closed. The deadline for filing of Motions for Summary Judgment is March 27, 2012 and there is currently no trial date set. The Company is vigorously defending this action.

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

Matters for which an Outcome Cannot be Assessed

For all of the legal matters below, the Company cannot at this time assess what the outcome may be and is further unable to determine any estimate of loss or range of loss. Because the investigations are at a very preliminary stage, there are not sufficient facts available to make these assessments.

On April 8, 2011, the Company received a document subpoena, dated March 31, 2011, from the United States Department of Health and Human Services, Office of Inspector General (the “OIG”), in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena, issued from the OIG’s Chicago, Illinois office, requested documents from all of the Company’s hospitals and appears to concern emergency department processes and procedures, including the Company’s hospitals’ use of the Pro-MED Clinical Information System, which is a third-party software system that assists with the management of patient care and provides operational support and data collection for emergency department management and has the ability to track discharge, transfer and admission recommendations of emergency department physicians. The subpoena also requested other information about the Company’s relationships with emergency department physicians, including financial arrangements. The subpoena’s requests were very similar to those contained in the Civil Investigative Demands received by the Company’s Texas hospitals from the Office of the Attorney General of the State of Texas on November 15, 2010. The Company is continuing to cooperate with the government (including production of documents and interviews with witnesses) in this investigation.

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

On April 22, 2011, a joint motion was filed by the relator and the United States Department of Justice in the case styled United States ex rel. and Reuille vs. Community Health Systems Professional Services Corporation and Lutheran Musculoskeletal Center, LLC d/b/a Lutheran Hospital, in the United States District Court for the Northern District of Indiana, Fort Wayne Division. The lawsuit was originally filed under seal on January 7, 2009. The suit is brought under the False Claims Act and alleges that Lutheran Hospital of Indiana billed the Medicare program for (a) false 23 hour observation after outpatient surgeries and procedures, and (b) intentional assignment of inpatient status to one-day stays for cases that do not meet Medicare criteria for inpatient intensity of service or severity of illness. The relator had worked in the case management department of Lutheran Hospital of Indiana but was

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

reassigned to another department in the fall of 2006. This facility was acquired by the Company as part of the July 25, 2007 merger transaction with Triad. The complaint also includes allegations of age discrimination in Ms. Reuille’s 2006 reassignment and retaliation in connection with her resignation on October 1, 2008. The Company had cooperated fully with the government in its investigation of this matter, but had been unaware of the exact nature of the allegations in the complaint. On December 27, 2010, the government filed a notice that it declined to intervene in this suit. The motion contained additional information about how the government intended to proceed with an investigation regarding “allegations of improper billing for inpatient care at other hospitals associated with Community Health Systems, Inc. … asserted in other qui tam complaints in other jurisdictions.” The motion stated that the Department of Justice has “consolidated its investigations” of the Company and other related entities and that “the Civil Division of the Department of Justice, multiple United States Attorneys’ offices, and the Office of Inspector General for the Department of Health and Human Services (the “HHS”) are now closely coordinating their investigation of these overlapping allegations. The Attorney General of Texas has initiated an investigation; the United States intends to work cooperatively with Texas and any other States investigating these allegations.” The motion also stated that the Office of Audit Services for the Office of Investigations for HHS has been engaged to conduct a national audit of certain of the Company’s Medicare claims. The government confirmed that it considers the allegations made in the complaint styled Tenet Healthcare Corporation vs. Community Health Systems, Inc., et al. filed in the United States District Court for the Northern District of Texas, Dallas Division on April 11, 2011 to be related to the allegations in the qui tam and to what the government is now describing as a consolidated investigation. Because qui tam suits are filed “under seal,” no one but the relator and the government knows that the suit has been filed or what allegations are being made by the relator on behalf of the government. Initially, the government has 60 days to make a determination about whether to intervene in a case and to act as the plaintiff or to decline to intervene and allow the relator to act as the plaintiff in the suit, but extensions of time are frequently granted to allow the government additional time to investigate the allegations. Even if, in the course of an investigation, the court partially unseals a complaint to allow the government and a defendant to work to a resolution of the complaint’s allegations, the defendant is prohibited from revealing to anyone even that the partial unsealing has occurred. As the investigation proceeds, the Company may learn of additional qui tam suits filed against the Company or its affiliated hospitals or related entities, or that contact letters, document requests, or medical record requests the Company has received in the past from various governmental agencies are generated from qui tam cases filed under seal. The motion filed on April 22, 2011 concluded by requesting a stay of the litigation in the Reuille case for 180 days, and on April 25, 2011, the court granted the motion. The Company’s management company subsidiary, Community Health Systems Professional Services Corporation, the defendant in the Reuille case, consented to the request for the stay. On October 19, 2011, the government filed an application to transfer the Reuille case to the Middle District of Tennessee or for an extension of the stay for an additional 180 days. The Company agreed that a stay for an additional, but shorter period of time, 90 days, was appropriate, but did not consent to the transfer of the case. The Company’s response setting forth the Company’s legal arguments was filed on October 24, 2011. On November 1, 2011, the court denied the motion to transfer the matter and extended the stay until April 30, 2012. The Company is cooperating fully with the government in its investigations.

Three purported class action shareholder federal securities cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash, filed May 5, 2011; De Zheng v. Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash, filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash and Thomas Mark Buford, filed June 2, 2011. All three seek class certification on behalf of purchasers of the Company’s common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for the Company’s common stock. On September 20, 2011, all three were assigned to the same judge as related cases. On December 28, 2011, the court consolidated all three shareholder cases for pretrial purposes, selected NYC Funds as lead plaintiffs, and selected NYC Funds’ counsel as lead plaintiffs’ counsel. The parties are in the process of negotiating operative dates for these consolidated shareholder federal securities actions, including dates for the filing of an operative consolidated complaint and related briefing. Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, W. Larry Cash, T. Mark Buford, John A. Clerico, James S. Ely III, John A. Fry, William Norris Jennings, Julia B. North and H. Mitchell Watson, Jr., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, W. Larry Cash, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North and H. Mitchell Watson, Jr., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, W. Larry Cash, T. Mark Buford, John A. Clerico, James S. Ely, III, John A. Fry, William

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Norris Jennings, Julia B. North, H. Mitchell Watson, Jr. and Community Health Systems, Inc., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. On September 28, 2011, the court ordered that the Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund action and the Roofers Local No. 149 Pension Fund action be consolidated for pretrial purposes, and appointed the derivative plaintiffs’ lead counsel. On November 29, 2011, the court ordered that the Lambert Sweat action be consolidated with the Plumbers and Roofers consolidated derivative actions. Plaintiffs are expected to file an operative amended derivative complaint in these three consolidated actions on or about March 15, 2012. The Company believes all of these matters are without merit and will vigorously defend them.

The Company incurred the following pre-tax charges in connection with the Tenet acquisition lawsuit, government investigations and shareholder lawsuits relating to possible improper claims submitted to Medicare and Medicaid (in thousands):

	Year Ended December 31,
	2011	2010	2009

Professional fees and other related costs	$15,317	$—	$—

16.	Subsequent Events

The Company evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the consolidated financial statements.

Effective January 1, 2012, one or more subsidiaries of the Company completed the acquisition of Moses Taylor Healthcare System, located in northeast Pennsylvania. This healthcare system includes Moses Taylor Hospital in Scranton, Pennsylvania (217 licensed beds) and Mid-Valley Hospital in Peckville, Pennsylvania (25 licensed beds). The total cash consideration paid at closing for long-lived assets was approximately $152.0 million and for preliminary net working capital was approximately $10.0 million.

On January 24, 2012, the Company announced that one or more subsidiaries of the Company have executed a definitive agreement to acquire substantially all of the assets of Memorial Health Systems in York, Pennsylvania. Memorial Health Systems includes 100-bed Memorial Hospital, the Surgical Center of York and other outpatient and ancillary services.

On February 2, 2012, the Company completed an additional amendment and restatement of the Credit Facility, which extended by two and a half years, until January 25, 2017, the maturity date of an additional $1.6 billion of the existing non-extended term loans under the Credit Facility and increased the pricing on the newly extended term loans by 125 basis points. The maturity date of the balance of the term loans of approximately $2.9 billion remained unchanged at July 25, 2014.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.	Quarterly Financial Data (Unaudited)

	Quarter
	1st	2nd	3rd	4th	Total
	(in thousands, except share and per share data)
Year ended December 31, 2011:
Net operating revenues(1)	$3,354,052	$3,433,829	$3,395,773	$3,442,514	$13,626,168
Income from continuing operations before income taxes	135,697	137,695	132,517	67,638	473,547
Income from continuing operations	91,605	92,874	95,800	55,615	335,894
Loss from discontinued operations	(13,280)	(39,327)	(3,169)	(2,495)	(58,271)
Net income attributable to Community Health Systems, Inc	$61,324	$35,389	$74,304	$30,931	$201,948
Basic earnings per share attributable to Community Health Systems, Inc. common stockholders(2):
Continuing operations	$0.82	$0.82	$0.87	$0.38	$2.89
Discontinued operations	(0.15)	(0.43)	(0.04)	(0.03)	(0.65)

Net income	$0.67	$0.39	$0.83	$0.35	$2.24

Diluted earnings per share attributable to Community Health Systems, Inc. common stockholders(2):
Continuing operations	$0.81	$0.81	$0.86	$0.38	$2.87
Discontinued operations	(0.14)	(0.43)	(0.04)	(0.03)	(0.64)

Net income	$0.67	$0.39	$0.83	$0.35	$2.23

Weighted-average number of shares:
Basic	91,008,405	91,130,672	89,412,310	88,344,566	89,966,933
Diluted	92,136,819	91,783,725	89,857,583	88,913,813	90,666,348
Year ended December 31, 2010:
Net operating revenues	$3,068,612	$3,080,646	$3,159,823	$3,314,193	$12,623,274
Income from continuing operations before taxes	123,906	131,140	131,328	132,520	518,894
Income from continuing operations	84,357	88,379	88,009	94,468	355,213
Gain (loss) from discontinued operations	639	(2,037)	(3,155)	(2,219)	(6,772)
Net income attributable to Community Health Systems, Inc.	$70,007	$70,065	$70,401	$69,510	$279,983
Basic earnings per share attributable to Community Health Systems, Inc. common stockholders(2):
Continuing operations	$0.76	$0.77	$0.80	$0.79	$3.13
Discontinued operations	0.01	(0.02)	(0.03)	(0.02)	(0.07)

Net income	$0.76	$0.75	$0.77	$0.77	$3.05

Diluted earnings per share attributable to Community Health Systems, Inc. common stockholders(2):
Continuing operations	$0.75	$0.76	$0.80	$0.78	$3.08
Discontinued operations	0.01	(0.02)	(0.03)	(0.02)	(0.07)

Net income	$0.75	$0.74	$0.76	$0.76	$3.01

Weighted-average number of shares:
Basic	91,615,275	93,358,771	91,484,466	90,422,331	91,718,791
Diluted	92,836,451	94,711,919	92,462,702	91,778,801	92,946,048

(1)	Net operating revenues for the quarter ended September 30, 2011 have been restated to reflect the reclassification of electronic health records incentive reimbursement, which was changed during the fourth quarter of 2011 as a reduction of operating expenses. This reclassification decreased net operating revenues and operating expenses by $40.2 million, and had no impact on income from continuing operations or net income as previously reported. Management does not believe this reclassification is material.
(2)	Total per share amounts may not add due to rounding.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18.	Supplemental Condensed Consolidating Financial Information

In 2007, CHS issued the 8 7/8% Senior Notes in the aggregate principal amount of approximately $3.0 billion. In 2011, CHS issued the 8% Senior Notes in the aggregate principal amount of $1.0 billion, the proceeds from which were used to purchase $1.0 billion of the 8 7/8% Senior Notes. These 8 7/8% Senior Notes and 8% Senior Notes are senior unsecured obligations of CHS and are guaranteed on a senior basis by the Company and by certain of its existing and subsequently acquired or organized 100% owned domestic subsidiaries.

Both the 8 7/8% Senior Notes and the 8% Senior Notes are guaranteed on a joint and several basis, with limited exceptions considered customary for such guarantees, including the release of the guarantee when a subsidiary’s assets used in operations are sold. The following condensed consolidating financial statements present Community Health Systems, Inc. (as parent guarantor), CHS (as the issuer), the subsidiary guarantors, the subsidiary non-guarantors and eliminations. These condensed consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

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

From time to time, the Company sells and/or repurchases noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods are restated to reflect the status of guarantors or non-guarantors as of December 31, 2011.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Income

Year Ended December 31, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$7,904,497	$5,721,671	$—	$13,626,168

Operating costs and expenses:
Salaries and benefits	—	—	3,065,753	2,512,172	—	5,577,925
Provision for bad debts	—	—	1,003,252	716,704	—	1,719,956
Supplies	—	—	1,058,807	775,299	—	1,834,106
Other operating expenses	—	—	1,486,113	1,029,525	—	2,515,638
Electronic health records incentive reimbursement	—	—	(42,312)	(21,085)	—	(63,397)
Rent	—	—	124,823	129,958	—	254,781
Depreciation and amortization	—	—	393,549	259,125	—	652,674

Total operating costs and expenses	—	—	7,089,985	5,401,698	—	12,491,683

Income from operations	—	—	814,512	319,973	—	1,134,485

Interest expense, net	—	87,095	495,258	62,057	—	644,410
Loss (gain) from early extinguishment of debt	—	66,019	—	—	—	66,019
Equity in earnings of unconsolidated affiliates	(201,948)	(275,175)	(101,101)	—	528,733	(49,491)

Income from continuing operations before income taxes	201,948	122,061	420,355	257,916	(528,733)	473,547
Provision for (benefit from) income taxes	—	(79,887)	151,748	65,792	—	137,653

Income from continuing operations	201,948	201,948	268,607	192,124	(528,733)	335,894
Discontinued operations, net of taxes:
(Loss) income from operations of entities sold	—	—	—	(7,769)	—	(7,769)
Impairment of hospitals sold	—	—	—	(47,930)	—	(47,930)
Loss on sale, net	—	—	—	(2,572)	—	(2,572)

(Loss) income from discontinued operations, net of taxes	—	—	—	(58,271)	—	(58,271)

Net income	201,948	201,948	268,607	133,853	(528,733)	277,623
Less: Net income attributable to noncontrolling interests	—	—	—	75,675	—	75,675

Net income attributable to Community Health Systems, Inc.	$201,948	$201,948	$268,607	$58,178	$(528,733)	$201,948

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Income

Year Ended December 31, 2010

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$7,271,078	$5,352,196	$—	$12,623,274

Operating costs and expenses:
Salaries and benefits	—	—	2,792,543	2,301,224	—	5,093,767
Provision for bad debts	—	—	901,580	629,272	—	1,530,852
Supplies	—	—	989,241	748,847	—	1,738,088
Other operating expenses	—	—	1,295,527	1,000,536	—	2,296,063
Electronic health records incentive reimbursement	—	—	—	—	—	—
Rent	—	—	118,215	130,248	—	248,463
Depreciation and amortization	—	—	348,037	246,960	—	594,997

Total operating costs and expenses	—	—	6,445,143	5,057,087	—	11,502,230

Income from operations	—	—	825,935	295,109	—	1,121,044

Interest expense, net	—	113,464	477,418	56,711	—	647,593
Loss (gain) from early extinguishment of debt	—	—	—	—	—	—
Equity in earnings of unconsolidated affiliates	(279,983)	(312,730)	(142,174)	—	689,444	(45,443)

Income from continuing operations before income taxes	279,983	199,266	490,691	238,398	(689,444)	518,894
Provision for (benefit from) income taxes	—	(80,717)	180,574	63,824	—	163,681

Income from continuing operations	279,983	279,983	310,117	174,574	(689,444)	355,213
Discontinued operations, net of taxes:
(Loss) income from operations of entities sold	—	—	—	(6,772)	—	(6,772)
Impairment of hospitals sold	—	—	—	—	—	—
Loss on sale, net	—	—	—	—	—	—

(Loss) income from discontinued operations, net of taxes	—	—	—	(6,772)	—	(6,772)

Net income	279,983	279,983	310,117	167,802	(689,444)	348,441
Less: Net income attributable to noncontrolling interests	—	—	—	68,458	—	68,458

Net income attributable to Community Health Systems, Inc.	$279,983	$279,983	$310,117	$99,344	$(689,444)	$279,983

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Income

Year Ended December 31, 2009

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
Net operating revenues	$—	$—	$6,763,647	$4,978,807	$—	$11,742,454

Operating costs and expenses:
Salaries and benefits	—	—	2,630,349	2,070,882	—	4,701,231
Provision for bad debts	—	—	841,342	567,611	—	1,408,953
Supplies	—	—	933,730	716,049	—	1,649,779
Other operating expenses	—	—	1,169,896	959,185	—	2,129,081
Electronic health records incentive reimbursement	—	—	—	—	—	—
Rent	—	—	113,407	124,129	—	237,536
Depreciation and amortization	—	—	324,018	227,025	—	551,043

Total operating costs and expenses	—	—	6,012,742	4,664,881	—	10,677,623

Income from operations	—	—	750,905	313,926	—	1,064,831

Interest expense, net	—	110,507	479,458	53,643	—	643,608
Loss (gain) from early extinguishment of debt	—	(2,385)	—	—	—	(2,385)
Equity in earnings of unconsolidated affiliates	(243,150)	(259,270)	(157,491)	—	623,380	(36,531)
Impairment of long-lived and other assets	—	—	12,477	—	—	12,477

Income from continuing operations before income taxes	243,150	151,148	416,461	260,283	(623,380)	447,662
Provision for (benefit from) income taxes	—	(92,002)	159,921	73,932	—	141,851

Income from continuing operations	243,150	243,150	256,540	186,351	(623,380)	305,811
Discontinued operations, net of taxes:
(Loss) income from operations of entities sold	—	—	(50)	1,021	—	971
Impairment of hospitals sold	—	—	—	—	—	—
Loss on sale, net	—	—	—	(405)	—	(405)

(Loss) income from discontinued operations, net of taxes	—	—	(50)	616	—	566

Net income	243,150	243,150	256,490	186,967	(623,380)	306,377
Less: Net income attributable to noncontrolling interests	—	—	—	63,227	—	63,227

Net income attributable to Community Health Systems, Inc.	$243,150	$243,150	$256,490	$123,740	$(623,380)	$243,150

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$14,536	$115,329	$—	$129,865
Patient accounts receivable, net of allowance for doubtful accounts	—	—	1,088,121	746,046	—	1,834,167
Supplies	—	—	215,203	131,408	—	346,611
Deferred income taxes	89,797	—	—	—	—	89,797
Prepaid expenses and taxes	101,389	117	83,983	28,513	—	214,002
Other current assets	—	10,235	141,192	80,220	—	231,647

Total current assets	191,186	10,352	1,543,035	1,101,516	—	2,846,089

Intercompany receivable	1,160,785	9,294,295	1,741,928	1,672,003	(13,869,011)	—

Property and equipment, net	—	—	4,395,498	2,460,478	—	6,855,976

Goodwill	—	—	2,412,517	1,852,328	—	4,264,845

Other assets, net of accumulated amortization	—	99,521	523,645	618,764	—	1,241,930

Net investment in subsidiaries	1,758,458	6,413,757	2,450,625	—	(10,622,840)	—

Total assets	$3,110,429	$15,817,925	$13,067,248	$7,705,089	$(24,491,851)	$15,208,840

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$49,954	$9,625	$4,127	$—	$63,706
Accounts payable	—	345	511,145	237,507	—	748,997
Deferred income taxes	—	—	—	—	—	—
Accrued interest	—	109,984	131	6	—	110,121
Accrued liabilities	7,580	567	662,746	317,422	—	988,315

Total current liabilities	7,580	160,850	1,183,647	559,062	—	1,911,139

Long-term debt	—	8,707,805	49,184	25,809	—	8,782,798

Intercompany payable	—	4,936,587	9,290,461	6,229,469	(20,456,517)	—

Deferred income taxes	704,725	—	—	—	—	704,725

Other long-term liabilities	1,028	254,228	433,119	261,615	—	949,990

Total liabilities	713,333	14,059,470	10,956,411	7,075,955	(20,456,517)	12,348,652

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	—	395,743	—	395,743

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	915	—	1	2	(3)	915
Additional paid-in capital	1,086,008	701,399	769,841	59,941	(1,531,181)	1,086,008
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive (loss) income	(184,479)	(184,479)	(21,687)	—	206,166	(184,479)
Retained earnings	1,501,330	1,241,535	1,362,682	106,099	(2,710,316)	1,501,330

Total Community Health Systems, Inc. stockholders’ equity	2,397,096	1,758,455	2,110,837	166,042	(4,035,334)	2,397,096
Noncontrolling interests in equity of consolidated subsidiaries	—	—	—	67,349	—	67,349

Total equity	2,397,096	1,758,455	2,110,837	233,391	(4,035,334)	2,464,445

Total liabilities and equity	$3,110,429	$15,817,925	$13,067,248	$7,705,089	$(24,491,851)	$15,208,840

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2010

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$213,117	$86,052	$—	$299,169
Patient accounts receivable, net of allowance for doubtful accounts	—	—	969,928	744,614	—	1,714,542
Supplies	—	—	193,902	135,212	—	329,114
Deferred income taxes	115,819	—	—	—	—	115,819
Prepaid expenses and taxes	118,464	116	88,647	11,991	—	219,218
Other current assets	—	41	137,113	56,177	—	193,331

Total current assets	234,283	157	1,602,707	1,034,046	—	2,871,193

Intercompany receivable	1,079,294	9,002,158	1,424,734	1,370,494	(12,876,680)	—

Property and equipment, net	—	—	3,889,651	2,434,786	—	6,324,437

Goodwill	—	—	2,331,452	1,818,795	—	4,150,247

Other assets, net of accumulated amortization	—	131,352	438,131	782,763	—	1,352,246

Net investment in subsidiaries	1,510,063	5,267,860	1,944,795	—	(8,722,718)	—

Total assets	$2,823,640	$14,401,527	$11,631,470	$7,440,884	$(21,599,398)	$14,698,123

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$49,953	$11,070	$2,116	$—	$63,139
Accounts payable	—	—	361,088	165,250	—	526,338
Deferred income taxes	8,882	—	—	—	—	8,882
Accrued interest	—	146,297	116	2	—	146,415
Accrued liabilities	7,595	567	567,101	322,003	—	897,266

Total current liabilities	16,477	196,817	939,375	489,371	—	1,642,040

Long-term debt	—	8,734,473	44,831	29,078	—	8,808,382

Intercompany payable	—	3,619,651	8,424,670	6,086,227	(18,130,548)	—

Deferred income taxes	608,177	—	—	—	—	608,177

Other long-term liabilities	9,522	340,526	371,667	279,960	—	1,001,675

Total liabilities	634,176	12,891,467	9,780,543	6,884,636	(18,130,548)	12,060,274

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	—	387,472	—	387,472

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	936	—	1	2	(3)	936
Additional paid-in capital	1,126,751	640,683	685,921	39,693	(1,366,297)	1,126,751
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive (loss) income	(230,927)	(230,927)	(12,990)	—	243,917	(230,927)
Retained earnings	1,299,382	1,100,304	1,177,995	68,169	(2,346,468)	1,299,382

Total Community Health Systems, Inc. stockholders’ equity	2,189,464	1,510,060	1,850,927	107,864	(3,468,851)	2,189,464
Noncontrolling interests in equity of consolidated subsidiaries	—	—	—	60,913	—	60,913

Total equity	2,189,464	1,510,060	1,850,927	168,777	(3,468,851)	2,250,377

Total liabilities and equity	$2,823,640	$14,401,527	$11,631,470	$7,440,885	$(21,599,399)	$14,698,123

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(41,780)	$(111,011)	$840,582	$574,117	$—	$1,261,908

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(370,243)	(45,117)	—	(415,360)
Purchases of property and equipment	—	—	(440,754)	(335,959)	—	(776,713)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	173,387	—	173,387
Proceeds from sale of property and equipment	—	—	2,283	8,877	—	11,160
Increase in other investments	—	(10,000)	(129,852)	(48,397)	—	(188,249)

Net cash used in investing activities	—	(10,000)	(938,566)	(247,209)	—	(1,195,775)

Cash flows from financing activities:
Proceeds from exercise of stock options	18,910	—	—	—	—	18,910
Repurchase of restricted stock shares for payroll tax withholding requirements	(13,311)	—	—	—	—	(13,311)
Deferred financing costs	—	(19,352)	—	—	—	(19,352)
Excess tax benefit (income tax payable increase) relating to stock-based compensation	5,290	—	—	—	—	5,290
Stock buy-back	(85,790)	—	—	—	—	(85,790)
Proceeds from noncontrolling investors in joint ventures	—	—	—	1,229	—	1,229
Redemption of noncontrolling investments in joint ventures	—	—	—	(13,022)	—	(13,022)
Distributions to noncontrolling investors in joint ventures	—	—	—	(56,094)	—	(56,094)
Changes in intercompany balances with affiliates, net	116,681	209,066	(95,945)	(229,802)	—	—
Borrowings under credit agreement	—	560,000	18,236	2,145	(2,145)	578,236
Issuance of long-term debt	—	1,000,000	—	—	—	1,000,000
Repayments of long-term indebtedness	—	(1,628,703)	(22,888)	(2,087)	2,145	(1,651,533)

Net cash provided by (used in) financing activities	41,780	121,011	(100,597)	(297,631)	—	(235,437)

Net change in cash and cash equivalents	—	—	(198,581)	29,277	—	(169,304)
Cash and cash equivalents at beginning of period	—	—	213,117	86,052	—	299,169

Cash and cash equivalents at end of period	$—	$—	$14,536	$115,329	$—	$129,865

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2010

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(154,101)	$(87,018)	$782,993	$646,856	$—	$1,188,730

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(204,773)	(43,478)	—	(248,251)
Purchases of property and equipment	—	—	(342,735)	(324,643)	—	(667,378)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	8,140	261	—	8,401
Increase in other investments	—	—	(112,587)	(24,495)	—	(137,082)

Net cash used in investing activities	—	—	(651,955)	(392,355)	—	(1,044,310)

Cash flows from financing activities:
Proceeds from exercise of stock options	56,916	—	—	—	—	56,916
Repurchase of restricted stock shares for payroll tax withholding requirements	—	—	—	—	—	—
Deferred financing costs	—	(13,260)	—	—	—	(13,260)
Excess tax benefit (income tax payable increase) relating to stock-based compensation	10,219	—	—	—	—	10,219
Stock buy-back	(113,961)	—	—	—	—	(113,961)
Proceeds from noncontrolling investors in joint ventures	—	—	—	7,201	—	7,201
Redemption of noncontrolling investments in joint ventures	—	—	—	(7,318)	—	(7,318)
Distributions to noncontrolling investors in joint ventures	—	—	—	(68,113)	—	(68,113)
Changes in intercompany balances with affiliates, net	200,927	144,788	(142,864)	(202,851)	—	—
Borrowings under credit agreement		—	—	—	—	—
Issuance of long-term debt	—	—	—	—	—	—
Repayments of long-term indebtedness	—	(44,510)	(13,507)	(3,459)	—	(61,476)

Net cash provided by (used in) financing activities	154,101	87,018	(156,371)	(274,540)	—	(189,792)

Net change in cash and cash equivalents	—	—	(25,333)	(20,039)	—	(45,372)
Cash and cash equivalents at beginning of period	—	—	238,450	106,091	—	344,541

Cash and cash equivalents at end of period	$—	$—	$213,117	$86,052	$—	$299,169

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2009

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(62,883)	$(88,486)	$671,528	$556,270	$—	$1,076,429

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(199,363)	(64,410)	—	(263,773)
Purchases of property and equipment	—	—	(368,408)	(208,480)	—	(576,888)
Proceeds from disposition of hospitals and other ancillary operations	—	—	—	89,514	—	89,514
Proceeds from sale of property and equipment	—	—	824	3,195	—	4,019
Increase in other investments	—	—	(115,799)	(4,255)	—	(120,054)

Net cash used in investing activities	—	—	(682,746)	(184,436)	—	(867,182)

Cash flows from financing activities:
Proceeds from exercise of stock options	12,759	—	—	—	—	12,759
Repurchase of restricted stock shares for payroll tax withholding requirements	—	—	—	—	—	—
Deferred financing costs	—	(82)	—	—	—	(82)
Excess tax benefit (income tax payable increase) relating to stock-based compensation	(3,472)	—	—	—	—	(3,472)
Stock buy-back	—	—	—	—	—	—
Proceeds from noncontrolling investors in joint ventures	—	—	—	29,838	—	29,838
Redemption of noncontrolling investments in joint ventures	—	—	—	(7,268)	—	(7,268)
Distributions to noncontrolling investors in joint ventures	—	—	—	(58,963)	—	(58,963)
Changes in intercompany balances with affiliates, net	53,596	135,518	100,944	(290,058)	—	—
Borrowings under credit agreement	—	200,000	4,045	2,570	(6,615)	200,000
Issuance of long-term debt	—	—	—	—	—	—
Repayments of long-term indebtedness	—	(246,950)	(13,853)	(3,985)	6,615	(258,173)

Net cash provided by (used in) financing activities	62,883	88,486	91,136	(327,866)	—	(85,361)

Net change in cash and cash equivalents	—	—	79,918	43,968	—	123,886
Cash and cash equivalents at beginning of period	—	—	158,532	62,123	—	220,655

Cash and cash equivalents at end of period	$—	$—	$238,450	$106,091	$—	$344,541

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a- 15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be included in this report has been recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be included in this report was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting that occurred during the period that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s report on internal control over financial reporting is included herein at page 132.

The attestation report from Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein at page 133.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that our internal control over financial reporting was effective as of December 31, 2011, based on these criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Community Health Systems, Inc.

Franklin, Tennessee

We have audited the internal control over financial reporting of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2011 of the Company and our report dated February 22, 2012 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 22, 2012

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 15, 2012, under “Members of the Board of Directors,” “Information About our Executive Officers,” “Compliance with Exchange Act Section 16(A) Beneficial Ownership Reporting” and “Corporate Governance Principles and Board Matters.”

Item 11.	Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 15, 2012 under “Executive Compensation.”

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 15, 2012 under “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.	Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 15, 2012 under “Certain Transactions.”

Item 14.	Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 15, 2012 under “Ratification of the Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.	Exhibits and Financial Statement Schedules

Item 15(a) 1. Financial Statements

Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.

Item 15(a) 2. Financial Statement Schedules

The following financial statement schedule is filed as part of this Report at page 142 hereof:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 15(a)(3):

The following exhibits are either filed with this Report or incorporated herein by reference.

Description

2.1	Agreement and Plan of Merger, dated as of March 19, 2007, by and among Triad Hospitals, Inc., Community Health Systems, Inc. and FWCT-1 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 19, 2007 (No. 001-15925))

3.1	Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed June 8, 2000 (No. 333-31790))

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Community Health Systems, Inc., dated May 18, 2010 (incorporated by reference to Exhibit 3.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 20, 2010 (No. 001-15925))

3.3	Amended and Restated By-Laws of Community Health Systems, Inc. (as of February 27, 2008) (incorporated by reference to Exhibit 3(ii).1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 29, 2008 (No. 001-15925))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

4.2	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.3	Form of 8 7/8% Senior Note due 2015 (included in Exhibit 4.2)

4.4	Registration Rights Agreement relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.5	Joinder to the Registration Rights Agreement relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of July 25, 2007 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.6	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee*

4.7	Form of 8.000% Senior Note due 2019 (included in Exhibit 4.6)

4.8	Registration Rights Agreement relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers*

4.9	First Supplemental Indenture relating to Triad Hospitals, Inc.’s 7% Senior Subordinated Notes due 2013, dated as of July 24, 2007, by and among Triad Hospitals, Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.10	Second Supplemental Indenture relating to Triad Hospitals, Inc.’s 7% Senior Notes due 2012, dated as of July 24, 2007, by and among Triad Hospitals, Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.11	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.12	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2007, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.13	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of January 30, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.14	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of October 10, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.9 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.15	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 1, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.10 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.16	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.11 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.17	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of February 5, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.18	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed April 29, 2009 (No. 001-15925))

4.19	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed April 29, 2009 (No. 001-15925))

4.20	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

4.21	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

4.22	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

4.23	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 31, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed April 28, 2010 (No. 001-15925))

4.24	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 31, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed April 28, 2010 (No. 001-15925))

4.25	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of September 30, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed October 29, 2010 (No. 001-15925))

4.26	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of October 25, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.23 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed February 25, 2011 (No. 001-15925))

4.27	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.24 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed February 25, 2011 (No. 001-15925))

4.28	Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 1, 2011 (No. 001-15925))

4.29	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of September 1, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

4.30	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of September 30, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

4.31	Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of October 1, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association*

4.32	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of October 22, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association*

10.1	Amendment and Restatement Agreement, dated as of November 5, 2010, to the Credit Agreement, dated as of July 25, 2007, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.2	Amended and Restated Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.3	Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. from time to time party thereto and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.4	Second Amendment and Restatement Agreement, dated as of February 2, 2012, to the Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 6, 2012 (No. 001-15925))

10.5	Second Amended and Restated Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010 and February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 6, 2012 (No. 001-15925))

10.6†	Form of Indemnification Agreement between Community Health Systems, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

10.7†	CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.13 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.8†	Amendment No. 1, dated as of September 13, 2011, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated on January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

10.9†	Community Health Systems Supplemental Executive Benefits (incorporated by reference to Exhibit 10.14 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.10†	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.11†	Community Health Systems Deferred Compensation Plan Trust, amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 27, 2003 (No. 001-15925))

10.12†	CHS/Community Health Systems, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.13†	CHS NQDCP, effective as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.14†	CHS NQDCP Adoption Agreement, executed as of August 11, 2009 (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.15†	Guarantee, dated December 9, 2009, made by Community Health Systems, Inc. in favor of CHS/Community Health Systems, Inc. with respect to CHS/Community Health Systems, Inc.’s payment obligations under the CHS/Community Health Systems, Inc. Deferred Compensation Plan and the NQDCP (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.16†	Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated on March 24, 2009 (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

10.17†	Amendment No. 1, dated as of December 8, 2010, to the Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated on March 24, 2009 (incorporated by reference to Exhibit 10.14 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed February 25, 2011 (No. 001-15925))

10.18†	Form of Amended and Restated Change in Control Severance Agreement (incorporated by reference to Exhibit 10.22 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.19†	Community Health Systems, Inc. 2000 Stock Option and Award Plan, as amended and restated on March 24, 2009 (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

10.20†	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

10.21†	Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.22†	Form of Performance Based Restricted Stock Award Agreement for Community Health Systems, Inc. 2000 Stock Option and Award Plan (Most Highly Compensated Executive Officers) (incorporated by reference to Exhibit 10.20 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.23†	Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

10.24†	Community Health Systems, Inc. Directors’ Fees Deferral Plan, as amended and restated on December 10, 2008 (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.25†	Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated on March 18, 2011 (incorporated by reference to Annex A to Community Health Systems, Inc.’s Definitive Proxy Statement on Form 14A filed April 7, 2011)

10.26†	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed April 29, 2011 (No. 001-15925))

10.27†	Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed April 29, 2011 (No. 001-15925))

10.28†	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed April 29, 2011 (No. 001-15925))

10.29†	Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed April 29, 2011 (No. 001-15925))

10.30	Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 7, 2005 (No. 001-15925))

12	Computation of Ratio of Earnings to Fixed Charges*

21	List of Subsidiaries*

23.1	Consent of Deloitte & Touche LLP*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY HEALTH SYSTEMS, INC.

By:	/s/ Wayne T. Smith
Wayne T. Smith
Chairman of the Board,
President and Chief Executive Officer

Date: February 22, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WAYNE T. SMITH	President and Chief Executive Officer and	02/22/2012
Wayne T. Smith	Director (principal executive officer)

/s/ W. LARRY CASH	Executive Vice President, Chief Financial	02/22/2012
W. Larry Cash	Officer and Director (principal financial officer)

/s/ T. MARK BUFORD	Senior Vice President and Chief Accounting	02/22/2012
T. Mark Buford	Officer (principal accounting officer)

/s/ JOHN A. CLERICO	Director	02/22/2012
John A. Clerico

/s/ JAMES S. ELY III	Director	02/22/2012
James S. Ely III

/s/ JOHN A. FRY	Director	02/22/2012
John A. Fry

/s/ WILLIAM NORRIS JENNINGS, M.D.	Director	02/22/2012
William Norris Jennings, M.D.

/s/ JULIA B. NORTH	Director	02/22/2012
Julia B. North

/S/ H. MITCHELL WATSON, JR.	Director	02/22/2012
H. Mitchell Watson, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Community Health Systems, Inc.

Franklin, Tennessee

We have audited the consolidated financial statements of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and for each of the three years in the period ended December 31, 2011, and the Company’s internal control over financial reporting as of December 31, 2011, and have issued our reports thereon dated February 22, 2012; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 22, 2012

Community Health Systems, Inc. and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Acquisitions and Dispositions	Charged to Costs and Expenses	Write-offs	Balance at End of Year
	(In thousands)

Year ended December 31, 2011 allowance for doubtful accounts	$1,639,198	$(28,954)	$1,766,201	$(1,485,111)	$1,891,334
Year ended December 31, 2010 allowance for doubtful accounts	$1,417,188	$—	$1,588,516	$(1,366,506)	$1,639,198
Year ended December 31, 2009 allowance for doubtful accounts	$1,111,131	$—	$1,460,307	$(1,154,250)	$1,417,188

Exhibit Index

Description

2.1	Agreement and Plan of Merger, dated as of March 19, 2007, by and among Triad Hospitals, Inc., Community Health Systems, Inc. and FWCT-1 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 19, 2007 (No. 001-15925))

3.1	Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed June 8, 2000 (No. 333-31790))

3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Community Health Systems, Inc., dated May 18, 2010 (incorporated by reference to Exhibit 3.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 20, 2010 (No. 001-15925))

3.3	Amended and Restated By-Laws of Community Health Systems, Inc. (as of February 27, 2008) (incorporated by reference to Exhibit 3(ii).1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 29, 2008 (No. 001-15925))

4.1	Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

4.2	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.3	Form of 8 7/8% Senior Note due 2015 (included in Exhibit 4.2)

4.4	Registration Rights Agreement relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.5	Joinder to the Registration Rights Agreement relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of July 25, 2007 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.6	Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and U.S. Bank National Association, as Trustee*

4.7	Form of 8.000% Senior Note due 2019 (included in Exhibit 4.6)

4.8	Registration Rights Agreement relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers*

4.9	First Supplemental Indenture relating to Triad Hospitals, Inc.’s 7% Senior Subordinated Notes due 2013, dated as of July 24, 2007, by and among Triad Hospitals, Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.10	Second Supplemental Indenture relating to Triad Hospitals, Inc.’s 7% Senior Notes due 2012, dated as of July 24, 2007, by and among Triad Hospitals, Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.11	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.12	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2007, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.13	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of January 30, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.14	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of October 10, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.9 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.15	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 1, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.10 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.16	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.11 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.17	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of February 5, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.18	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed April 29, 2009 (No. 001-15925))

4.19	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed April 29, 2009 (No. 001-15925))

4.20	Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

4.21	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

4.22	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

4.23	Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 31, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed April 28, 2010 (No. 001-15925))

4.24	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 31, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed April 28, 2010 (No. 001-15925))

4.25	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of September 30, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed October 29, 2010 (No. 001-15925))

4.26	Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of October 25, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.23 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed February 25, 2011 (No. 001-15925))

4.27	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.24 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed February 25, 2011 (No. 001-15925))

4.28	Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 1, 2011 (No. 001-15925))

4.29	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of September 1, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

4.30	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of September 30, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

4.31	Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of October 1, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association*

4.32	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of October 22, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association*

10.1	Amendment and Restatement Agreement, dated as of November 5, 2010, to the Credit Agreement, dated as of July 25, 2007, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.2	Amended and Restated Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.3	Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. from time to time party thereto and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.4	Second Amendment and Restatement Agreement, dated as of February 2, 2012, to the Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 6, 2012 (No. 001-15925))

10.5	Second Amended and Restated Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010 and February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 6, 2012 (No. 001-15925))

10.6†	Form of Indemnification Agreement between Community Health Systems, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

10.7†	CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.13 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.8†	Amendment No. 1, dated as of September 13, 2011, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated on January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

10.9†	Community Health Systems Supplemental Executive Benefits (incorporated by reference to Exhibit 10.14 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.10†	Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.11†	Community Health Systems Deferred Compensation Plan Trust, amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 27, 2003 (No. 001-15925))

10.12†	CHS/Community Health Systems, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.13†	CHS NQDCP, effective as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.14†	CHS NQDCP Adoption Agreement, executed as of August 11, 2009 (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.15†	Guarantee, dated December 9, 2009, made by Community Health Systems, Inc. in favor of CHS/Community Health Systems, Inc. with respect to CHS/Community Health Systems, Inc.’s payment obligations under the CHS/Community Health Systems, Inc. Deferred Compensation Plan and the NQDCP (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.16†	Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated on March 24, 2009 (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

10.17†	Amendment No. 1, dated as of December 8, 2010, to the Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated on March 24, 2009 (incorporated by reference to Exhibit 10.14 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed February 25, 2011 (No. 001-15925))

10.18†	Form of Amended and Restated Change in Control Severance Agreement (incorporated by reference to Exhibit 10.22 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.19†	Community Health Systems, Inc. 2000 Stock Option and Award Plan, as amended and restated on March 24, 2009 (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

10.20†	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

10.21†	Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.22†	Form of Performance Based Restricted Stock Award Agreement for Community Health Systems, Inc. 2000 Stock Option and Award Plan (Most Highly Compensated Executive Officers) (incorporated by reference to Exhibit 10.20 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.23†	Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

10.24†	Community Health Systems, Inc. Directors’ Fees Deferral Plan, as amended and restated on December 10, 2008 (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.25†	Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated on March 18, 2011 (incorporated by reference to Annex A to Community Health Systems, Inc.’s Definitive Proxy Statement on Form 14A filed April 7, 2011)

10.26†	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed April 29, 2011 (No. 001-15925))

10.27†	Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed April 29, 2011 (No. 001-15925))

10.28†	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed April 29, 2011 (No. 001-15925))

10.29†	Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed April 29, 2011 (No. 001-15925))

10.30	Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 7, 2005 (No. 001-15925))

12	Computation of Ratio of Earnings to Fixed Charges*

21	List of Subsidiaries*

23.1	Consent of Deloitte & Touche LLP*

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase**

101.DEF	XBRL Taxonomy Extension Definition Linkbase**

101.LAB	XBRL Taxonomy Extension Label Linkbase**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase**

*	Filed herewith.
†	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.