Form 10-Q
period 2012-03-31
COMMUNITY HEALTH SYSTEMS INC
filed 2012-04-27
CIK 1108109

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 19, 2012, there were outstanding 91,888,334 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three Months Ended March 31, 2012

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$129,298	$129,865
Patient accounts receivable, net of allowance for doubtful accounts of $1,996,090 and $1,891,334 at March 31, 2012 and December 31, 2011, respectively	2,019,537	1,834,167
Supplies	354,074	346,611
Prepaid income taxes	49,769	101,389
Deferred income taxes	89,797	89,797
Prepaid expenses and taxes	129,154	112,613
Other current assets	328,847	231,647

Total current assets	3,100,476	2,846,089

Property and equipment	9,640,636	9,369,528
Less accumulated depreciation and amortization	(2,638,773)	(2,513,552)

Property and equipment, net	7,001,863	6,855,976

Goodwill	4,367,841	4,264,845

Other assets, net	1,376,236	1,241,930

Total assets	$15,846,416	$15,208,840

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$75,388	$63,706
Accounts payable	822,247	748,997
Accrued interest	101,156	110,121
Accrued liabilities	997,618	988,315

Total current liabilities	1,996,409	1,911,139

Long-term debt	9,243,616	8,782,798

Deferred income taxes	704,725	704,725

Other long-term liabilities	986,022	949,990

Total liabilities	12,930,772	12,348,652

Redeemable noncontrolling interests in equity of consolidated subsidiaries	363,540	395,743

EQUITY
Community Health Systems, Inc. stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	—	—
Common stock, $.01 par value per share, 300,000,000 shares authorized; 91,858,778 shares issued and 90,883,229 shares outstanding at March 31, 2012, and 91,547,079 shares issued and 90,571,530 shares outstanding at December 31, 2011	919	915
Additional paid-in capital	1,089,447	1,086,008
Treasury stock, at cost, 975,549 shares at March 31, 2012 and December 31, 2011	(6,678)	(6,678)
Accumulated other comprehensive loss	(170,136)	(184,479)
Retained earnings	1,576,804	1,501,330

Total Community Health Systems, Inc. stockholders’ equity	2,490,356	2,397,096
Noncontrolling interests in equity of consolidated subsidiaries	61,748	67,349

Total equity	2,552,104	2,464,445

Total liabilities and equity	$15,846,416	$15,208,840

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Operating revenues (net of contractual allowances and discounts)	$3,783,491	$3,354,052
Provision for bad debts	486,456	399,969

Net operating revenues	3,297,035	2,954,083

Operating costs and expenses:
Salaries and benefits	1,524,975	1,379,367
Supplies	498,579	457,817
Other operating expenses	708,943	614,793
Electronic health records incentive reimbursement	(26,168)	—
Rent	67,224	63,170
Depreciation and amortization	174,354	158,155

Total operating costs and expenses	2,947,907	2,673,302

Income from operations	349,128	280,781
Interest expense, net	152,175	163,218
Loss from early extinguishment of debt	63,429	—
Equity in earnings of unconsolidated affiliates	(12,013)	(18,134)

Income from continuing operations before income taxes	145,537	135,697
Provision for income taxes	45,819	44,092

Income from continuing operations	99,718	91,605

Discontinued operations, net of taxes:
Loss from operations of entities sold	(466)	(1,678)
Impairment of hospital sold	—	(8,368)
Loss on sale, net	—	(3,234)

Loss from discontinued operations, net of taxes	(466)	(13,280)

Net income	99,252	78,325
Less: Net income attributable to noncontrolling interests	23,778	17,001

Net income attributable to Community Health Systems, Inc.	$75,474	$61,324

Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$0.86	$0.82
Discontinued operations	(0.01)	(0.15)

Net income	$0.85	$0.67

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$0.85	$0.81
Discontinued operations	(0.01)	(0.14)

Net income	$0.85	$0.67

Weighted-average number of shares outstanding:
Basic	88,674,779	91,008,405

Diluted	88,852,704	92,136,819

(1)	Total per share amounts may not add due to rounding.

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Net income	$99,252	$78,325
Other comprehensive income, net of income taxes:
Net change in fair value of interest rate swaps	10,536	36,446
Net change in fair value of available-for-sale securities	2,667	1,069
Amortization and recognition of unrecognized pension cost components	1,140	772

Other comprehensive income	14,343	38,287

Comprehensive income	113,595	116,612
Less: Comprehensive income attributable to noncontrolling interests	23,778	17,001

Comprehensive income attributable to Community Health Systems, Inc.	$89,817	$99,611

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012	2011
Cash flows from operating activities
Net income	$99,252	$78,325
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	174,354	161,318
Stock-based compensation expense	10,495	9,918
Loss on sale, net	—	3,234
Impairment of hospital sold	—	8,368
Loss from early extinguishment of debt	63,429	—
Excess tax benefit relating to stock-based compensation	(1,004)	(4,675)
Other non-cash expenses, net	2,569	(11,173)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(163,484)	(56,454)
Supplies, prepaid expenses and other current assets	(125,111)	14,336
Accounts payable, accrued liabilities and income taxes	96,109	(14,938)
Other	30,701	(748)

Net cash provided by operating activities	187,310	187,511

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(248,436)	(45,422)
Purchases of property and equipment	(184,903)	(153,875)
Proceeds from disposition of ancillary operations	—	14,583
Proceeds from sale of property and equipment	748	7,587
Increase in other investments	(67,708)	(32,277)

Net cash used in investing activities	(500,299)	(209,404)

Cash flows from financing activities
Proceeds from exercise of stock options	308	18,125
Repurchase of restricted stock shares for payroll tax withholding requirements	(9,032)	—
Deferred financing costs	(24,787)	—
Excess tax benefit relating to stock-based compensation	1,004	4,675
Proceeds from noncontrolling investors in joint ventures	—	863
Redemption of noncontrolling investments in joint ventures	(31,096)	(225)
Distributions to noncontrolling investors in joint ventures	(27,038)	(15,333)
Borrowings under credit agreements	4,315,011	—
Issuance of long-term debt	1,025,000	—
Proceeds from receivables facility	300,000	—
Repayments of long-term indebtedness	(5,236,948)	(14,665)

Net cash provided by (used in) financing activities	312,422	(6,560)

Net change in cash and cash equivalents	(567)	(28,453)
Cash and cash equivalents at beginning of period	129,865	299,169

Cash and cash equivalents at end of period	$129,298	$270,716

Supplemental disclosure of cash flow information:
Interest payments	$161,140	$226,124

Income tax refunds received, net	$(61)	$(677)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the “Company”) as of March 31, 2012 and December 31, 2011 and for the three-month period ended March 31, 2012 and March 31, 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2012, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011, contained in the Company’s Annual Report on Form 10-K.

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

Allowance for Doubtful Accounts. In July 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-07, which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about the Company’s policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectibility of patient service revenue. This ASU was adopted by the Company on January 1, 2012. Upon adoption, the Company’s provision for bad debts was presented as a reduction of net operating revenue after contractual adjustments and discounts. The condensed consolidated statement of income for the three months ended March 31, 2011 has been restated to present the provision for bad debts as a reduction of net operating revenue for comparative purposes with the March 31, 2012 presentation.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), recognized during the three months ended March 31, 2012 and 2011, is as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Medicare	$1,064,157	$923,864
Medicaid	315,092	321,525
Managed Care and other third-party payors	1,906,487	1,699,860
Self-pay	497,755	408,803

Total	$3,783,491	$3,354,052

Electronic Health Records Incentive Reimbursement. The American Recovery and Reinvestment Act of 2009 included provisions for implementing health information technology under the Health Information Technology for Economic and Clinical Health Act (“HITECH”). These provisions were designed to increase the use of electronic health records (“EHR”) technology and establish the requirements for a Medicare and Medicaid incentive payments program beginning in 2011 for eligible hospitals and providers that adopt and meaningfully use certified EHR technology. Eligibility for annual Medicare incentive payments is dependent on providers demonstrating meaningful use of EHR technology in each period over a four-year period. Initial Medicaid incentive payments are available to providers that adopt, implement or upgrade certified EHR technology; but providers must demonstrate meaningful use of such technology in subsequent years to qualify for additional incentive payments. Medicaid EHR incentive payments are fully funded by the federal government and administered by the states; however, the states are not required to offer EHR incentive payments to providers.

During the three months ended March 31, 2012, the Company recognized approximately $26.2 million of incentive reimbursement for HITECH incentives from Medicaid related to certain of the Company’s hospitals and from Medicare and Medicaid for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements were presented as a reduction of operating expenses on the condensed consolidated statement of income. The Company received approximately $5.8 million of cash related to the incentive reimbursement for HITECH incentives during the three months ended March 31, 2012. No incentive reimbursements were recognized during the three months ended March 31, 2011.

Reimbursement Settlements. Included in net operating revenues on a non-same store basis is approximately $101.8 million of net operating revenue from an industry-wide settlement with the United States Department of Health and Human Services and Centers for Medicare and Medicaid Services, based on a claim that acute-care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system in federal fiscal years 1999 through 2011. The underpayments resulted from calculations related to the rural floor budget neutrality adjustments implemented in connection with the Balanced Budget Act of 1997. Also included is an unfavorable adjustment of approximately $21.0 million related to the newly issued Supplemental Security Income ratios for federal fiscal years 2006 through 2009 utilized for calculating Medicare Disproportionate Share Hospital reimbursements.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (the “IRC”), as well as stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Prior to being amended in 2009, the 2000 Plan also allowed for the grant of phantom stock. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2000 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10-year contractual term, options granted in 2005 through 2007 have an eight-year contractual term and options granted in 2008 or later have a 10-year contractual term. As of March 31, 2012, 446,221 shares of unissued common stock were reserved for future grants under the 2000 Plan.

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Options granted in 2011 have a 10-year contractual term. As of March 31, 2012, 1,529,549 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The exercise price of all options granted is equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Effect on income from continuing operations before income taxes	$(10,495)	$(9,918)

Effect on net income	$(6,664)	$(6,298)

At March 31, 2012, $64.9 million of unrecognized stock-based compensation expense was expected to be recognized over a weighted-average period of 23 months. Of that amount, $13.1 million related to outstanding unvested stock options was expected to be recognized over a weighted-average period of 23 months and $51.8 million related to outstanding unvested restricted stock, restricted stock units and phantom shares was expected to be recognized over a weighted-average period of 24 months. There were no modifications to awards during the three months ended March 31, 2012.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three months ended March 31, 2012 and 2011:

	Three Months Ended
	March 31,
	2012	2011
Expected volatility	57.7%	31.2%
Expected dividends	—	—
Expected term	4.1 years	4 years
Risk-free interest rate	0.7%	1.7%

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

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of March 31, 2012, and changes during the three-month period following December 31, 2011, were as follows (in thousands, except share and per share data):

			Weighted - Average
		Weighted -		Aggregate
		Average	Remaining	Intrinsic
		Exercise	Contractual	Value as of
	Shares	Price	Term	March 31, 2012
Outstanding at December 31, 2011	8,389,142	$32.83
Granted	246,500	21.07
Exercised	(17,244)	17.88
Forfeited and cancelled	(130,475)	32.27

Outstanding at March 31, 2012	8,487,923	$32.53	5.2 years	$5,244

Exercisable at March 31, 2012	6,802,639	$32.56	4.3 years	$4,329

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2012 and 2011 was $9.15 and $10.34, respectively. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($22.24) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on March 31, 2012. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2012 and 2011 was $0.1 million and $5.9 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of March 31, 2012, and changes during the three-month period following December 31, 2011, were as follows:

		Weighted -
		Average
		Grant Date
	Shares	Fair Value
Unvested at December 31, 2011	2,207,612	$32.95
Granted	660,500	21.07
Vested	(1,082,821)	29.67
Forfeited	(1,000)	37.96

Unvested at March 31, 2012	1,784,291	30.54

Phantom stock and restricted stock units (“RSUs”) have been granted to the Company’s outside directors under the 2000 Plan and the 2009 Plan. On February 25, 2009, each of the Company’s outside directors received a grant under the 2000 Plan of 7,151 shares of phantom stock. On May 19, 2009, the newly elected outside director received a grant under the 2000 Plan of 7,151 RSUs. On February 24, 2010, six of the Company’s seven outside directors each received a grant under the 2000 Plan of 4,130 RSUs and one outside director, who did not stand for reelection in 2010, did not receive such a grant. On February 23, 2011, each of the Company’s outside directors received a grant under the 2009 Plan of 3,688 RSUs. On February 16, 2012, each of the Company’s outside directors received a grant under the 2009 Plan of 6,645 RSUs. Vesting of these shares of phantom stock and RSUs occurs in one-third increments on each of the first three anniversaries of the award date.

		Weighted -
		Average
		Grant Date
		Fair
	Shares	Value
Unvested at December 31, 2011	52,956	$31.67
RSUs Granted February 16, 2012	39,870	21.07
Vested	(27,556)	28.19
Forfeited	—	—

Unvested at March 31, 2012	65,270	26.67

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

	Three Months Ended
	March 31,
	2012	2011
Directors’ fees earned and deferred into plan	$28	$55

Share equivalent units	1,237	1,375

At March 31, 2012, a total of 30,012 share equivalent units were deferred in the plan with an aggregate fair value of $0.7 million, based on the closing market price of the Company’s common stock at March 31, 2012 of $22.24.

3. COST OF REVENUE

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office, which were $47.6 million and $41.7 million for the three months ended March 31, 2012 and 2011, respectively. Included in these amounts is stock-based compensation expense of $10.5 million and $9.9 million for the three months ended March 31, 2012 and 2011, respectively.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Effective March 5, 2012, one or more subsidiaries of the Company completed a merger with Diagnostic Clinic of Longview, P.A., which is a multi-specialty clinic serving residents of Longview, Texas and surrounding East Texas communities. This merger was accounted for as a purchase business combination. The total cash consideration paid for the business, including net working capital, was approximately $52.3 million, with additional consideration of $12.0 million assumed in liabilities, for a total consideration of $64.3 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of March 31, 2012, approximately $41.8 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective March 1, 2012, one or more subsidiaries of the Company completed the acquisition of MetroSouth Medical Center (330 licensed beds) located in Blue Island, Illinois. The total cash consideration paid for fixed assets was approximately $39.3 million with additional consideration of $12.1 million assumed in liabilities as well as a credit applied at closing of $0.9 million for negative acquired working capital, for a total consideration of $50.5 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of March 31, 2012, no goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective January 1, 2012, one or more subsidiaries of the Company completed the acquisition of Moses Taylor Healthcare System based in Scranton, Pennsylvania, which is a healthcare system comprised of two acute care hospitals and other healthcare providers. This healthcare system includes Moses Taylor Hospital (217 licensed beds) located in Scranton, Pennsylvania, and Mid-Valley Hospital (25 licensed beds) located in Peckville, Pennsylvania. The total cash consideration paid for fixed assets and working capital was approximately $151.1 million and $9.2 million, respectively, with additional consideration of $12.1 million assumed in liabilities, for a total consideration of $172.4 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of March 31, 2012, approximately $55.2 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective October 1, 2011, one or more subsidiaries of the Company completed the acquisition of Tomball Regional Hospital (358 licensed beds) located in Tomball, Texas. The total cash consideration paid for fixed assets and working capital was approximately $192.0 million and $17.5 million, respectively, with additional consideration of $15.9 million assumed in liabilities, for a total consideration of $225.4 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of March 31, 2012, approximately $32.4 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective May 1, 2011, one or more subsidiaries of the Company completed the acquisition of Mercy Health Partners based in Scranton, Pennsylvania, which is a healthcare system comprised of two acute care hospitals, a long-term acute care facility and other healthcare providers. This healthcare system includes Regional Hospital of Scranton (198 licensed beds) located in Scranton, Pennsylvania, and Tyler Memorial Hospital (48 licensed beds) located in Tunkhannock, Pennsylvania. This healthcare system also includes a long-term acute care facility, Special Care Hospital (67 licensed beds) located in Nanticoke, Pennsylvania, as well as several outpatient clinics and other ancillary facilities. The total cash consideration paid for fixed assets was approximately $150.8 million, with additional consideration of $12.3 million assumed in liabilities as well as a credit applied at closing of $2.1 million for negative acquired working capital, for a total consideration of $161.0 million. Based upon the Company’s final purchase price allocation relating to this acquisition, as of March 31, 2012, approximately $43.1 million of goodwill has been recorded.

Additionally, during the three months ended March 31, 2012, the Company paid approximately $5.9 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by its hospitals. In connection with these acquisitions, the Company allocated approximately $1.5 million of the consideration paid to property and equipment, $0.3 million to net working capital, and the remainder, approximately $4.1 million consisting of intangible assets that do not qualify for separate recognition, was allocated to goodwill. These acquisition transactions were accounted for as purchase business combinations.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Approximately $4.3 million and $3.3 million of acquisition costs related to prospective and closed acquisitions were expensed during the three months ended March 31, 2012 and 2011, respectively.

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

The Company has classified the results of operations for Oregon Medical Group, SouthCrest Hospital, Claremore Regional Hospital and Cleveland Regional Hospital as discontinued operations in the accompanying condensed consolidated statements of income for the three months ended March 31, 2012 and 2011.

Net operating revenues and loss from discontinued operations for the respective periods are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Net operating revenues	$—	$59,126

Loss from operations of entities sold before income taxes	(729)	(2,673)
Impairment of hospitals sold	—	(13,095)
Loss on sale, net	—	(5,061)

Loss from discontinued operations, before taxes	(729)	(20,829)
Income tax benefit	263	7,549

Loss from discontinued operations, net of taxes	$(466)	$(13,280)

Interest expense was allocated to discontinued operations based on sale proceeds available for debt repayment.

6. INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $2.0 million as of March 31, 2012. During the three months ended March 31, 2012, the Company increased liabilities for uncertain tax positions by $1.0 million and increased interest and penalties by approximately $0.2 million. A total of approximately $0.5 million of interest and penalties is included in the amount of the liability for uncertain tax positions at March 31, 2012. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income as income tax expense.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company has extended the federal statute of limitations for Triad Hospitals, Inc. (“Triad”) for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003. The Internal Revenue Service (the “IRS”) has concluded its examination of the federal tax return of Triad for the tax periods ended December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2008 and federal income tax examinations with respect to Community Health Systems, Inc. federal returns for years prior to 2007. The Company’s federal income tax returns for the 2007 and 2008 tax years are currently under examination by the IRS. The Company believes the results of this examination will not be material to its consolidated results of operations or consolidated financial position. In connection with the Company’s 2007 and 2008 IRS examinations, the IRS has taken exception to the timing of the Company’s malpractice expense deductions. Management believes that the Company’s deduction timing is appropriate, and will work to resolve this item over the next 24 months. If management is unable to sustain the current timing of the Company’s deduction, then it would be subject to interest and penalty costs. Management does not consider this matter to have met the recognition criteria to be considered an uncertain tax position for which a reserve is necessary.

Cash paid for income taxes, net of refunds received, resulted in a net cash refund of $0.1 million and $0.7 million for the three months ended March 31, 2012 and 2011, respectively.

7. GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2012, are as follows (in thousands):

Balance as of December 31, 2011	$4,264,845
Goodwill acquired as part of acquisitions during 2012	101,097
Consideration adjustments and purchase price allocation adjustments for prior year’s acquisitions	1,899

Balance as of March 31, 2012	$4,367,841

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments meet the criteria to be classified as reporting units. At March 31, 2012, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $4.3 billion, $40.5 million and $33.3 million, respectively, of goodwill.

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

The gross carrying amount of the Company’s other intangible assets subject to amortization was $62.6 million at March 31, 2012 and $60.0 million at December 31, 2011, and the net carrying amount was $31.5 million at March 31, 2012 and $30.6 million at December 31, 2011. The carrying amount of the Company’s other intangible assets not subject to amortization was $47.3 million at March 31, 2012 and $46.9 million at December 31, 2011. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The weighted-average amortization period for the intangible assets subject to amortization is approximately eight years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $1.6 million and $1.9 million during the three months ended March 31, 2012 and 2011, respectively. Amortization expense on intangible assets is estimated to be $6.2 million for the remainder of 2012, $5.4 million in 2013, $3.5 million in 2014, $3.1 million in 2015, $2.4 million in 2016, $2.2 million in 2017 and $8.7 million thereafter.

The gross carrying amount of capitalized software for internal use was approximately $486.3 million and $451.0 million at March 31, 2012 and December 31, 2011, respectively, and the net carrying amount considering accumulated amortization was approximately $256.3 million and $241.3 million at March 31, 2012 and December 31, 2011, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight years. There is no expected residual value for capitalized internal-use software. At March 31, 2012, there was approximately $152.8 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $19.7 million and $17.9 million during the three months ended March 31, 2012 and 2011, respectively. Amortization expense on capitalized internal-use software is estimated to be $68.6 million for the remainder of 2012, $85.6 million in 2013, $41.2 million in 2014, $19.1 million in 2015, $16.4 million in 2016, $12.9 million in 2017 and $12.5 million thereafter.

8. EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income from continuing operations, discontinued operations and net income attributable to Community Health Systems, Inc. common stockholders (in thousands, except share data):

	Three Months Ended
	March 31,
	2012	2011
Numerator:
Income from continuing operations, net of taxes	$99,718	$91,605
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	23,778	17,001

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$75,940	$74,604

Loss from discontinued operations, net of taxes	$(466)	$(13,280)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	—	—

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(466)	$(13,280)

Denominator:
Weighted-average number of shares outstanding — basic	88,674,779	91,008,405

Effect of dilutive securities:
Restricted stock awards	21,233	253,866
Employee stock options	147,440	865,691
Other equity-based awards	9,252	8,857

Weighted-average number of shares outstanding — diluted	88,852,704	92,136,819

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options	6,869,031	4,395,292

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

9. STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of March 31, 2012, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On December 14, 2011, the Company adopted a new open market repurchase program for up to 4,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. The new repurchase program will conclude at the earliest of three years, when the maximum number of shares has been repurchased, or when the maximum dollar amount of repurchases has been expended. Through March 31, 2012, no shares have been purchased and retired under this program.

On September 15, 2010, the Company commenced an open market repurchase program for up to 4,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. This program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased or when the maximum dollar amount of repurchases has been expended. During the three months ended March 31, 2012 and 2011, the Company did not repurchase any shares under this program. The cumulative number of shares that have been repurchased and retired under this program through March 31, 2012 is 3,921,138 shares at a weighted-average price of $25.39 per share.

The Company’s Credit Facility (as discussed below) limits the Company’s ability to pay dividends and/or repurchase stock to an amount not to exceed $50 million in the aggregate plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the 8 7/8% Senior Notes due 2015 and the 8% Senior Notes due 2019 (collectively, the “Senior Notes”) also limit the Company’s ability to pay dividends and/or repurchase stock. As of March 31, 2012, under the most restrictive test under these agreements, the Company has approximately $80.4 million remaining available with which to pay permitted dividends and/or repurchase shares of stock or its Senior Notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the three-month period ended March 31, 2012 (in thousands):

		Community Health Systems, Inc. Stockholders
					Accumulated
	Redeemable		Additional		Other			Total
	Noncontrolling	Common	Paid-in	Treasury	Comprehensive	Retained	Noncontrolling	Stockholders’
	Interests	Stock	Capital	Stock	Income (Loss)	Earnings	Interests	Equity
Balance, December 31, 2011	$395,743	$915	$1,086,008	$(6,678)	$(184,479)	$1,501,330	$67,349	$2,464,445
Comprehensive income	17,599	—	—	—	14,343	75,474	6,179	95,996
Distributions to noncontrolling interests, net of contributions	(15,904)	—	—	—	—	—	(11,019)	(11,019)
Purchase of subsidiary shares from noncontrolling interests	(12,285)	—	(18,673)	—	—	—	(138)	(18,811)
Other reclassifications of noncontrolling interests	623	—	—	—	—	—	(623)	(623)
Adjustment to redemption value of redeemable noncontrolling interests	(22,236)	—	22,236	—	—	—	—	22,236
Repurchase of common stock	—	—	—	—	—	—	—	—
Issuance of common stock in connection with the exercise of stock options	—	—	308	—	—	—	—	308
Cancellation of restricted stock for tax withholdings on vested shares	—	(3)	(9,032)	—	—	—	—	(9,035)
Excess tax benefit from exercise of stock options	—	—	(1,895)	—	—	—	—	(1,895)
Share-based compensation	—	7	10,495	—	—	—	—	10,502

Balance, March 31, 2012	$363,540	$919	$1,089,447	$(6,678)	$(170,136)	$1,576,804	$61,748	$2,552,104

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in thousands):

Three Months Ended March 31, 2012
Net income attributable to Community Health Systems, Inc.	$75,474
Transfers to the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	(18,673)

Net transfers to the noncontrolling interests	(18,673)

Change to Community Health Systems, Inc. stockholders’ equity from net income attributable to Community Health Systems, Inc. and transfers to noncontrolling interests	$56,801

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

10. EQUITY INVESTMENTS

As of March 31, 2012, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia, in which HCA Inc. owns the majority interest.

Summarized combined financial information for the three months ended March 31, 2012 and 2011, for these unconsolidated entities in which the Company owns an equity interest is as follows (in thousands):

	Three Months Ended
	March 31
	2012	2011
Revenues	$317,317	$320,840
Operating costs and expenses	$277,256	$266,236
Income from continuing operations before taxes	$40,035	$54,584

The summarized financial information for the three months ended March 31, 2012 and 2011 was derived from the unaudited financial information provided to the Company by those unconsolidated entities.

The Company’s investment in all of its unconsolidated affiliates was $431.9 million and $422.2 million at March 31, 2012 and December 31, 2011, respectively, and is included in other assets, net in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $12.0 million and $18.1 million for the three months ended March 31, 2012 and 2011, respectively.

11. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2012	2011
Credit Facility:
Term loan A	$750,000	$—
Term loan B	5,219,062	5,949,383
Revolving credit loans	—	30,000
8 7/8% Senior Notes due 2015	931,016	1,777,617
8% Senior Notes due 2019	2,024,694	1,000,000
Receivables Facility	300,000	—
Capital lease obligations	48,767	48,361
Other	45,465	41,143

Total debt	9,319,004	8,846,504
Less current maturities	(75,388)	(63,706)

Total long-term debt	$9,243,616	$8,782,798

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Credit Facility

In connection with the consummation of the acquisition of Triad in July 2007, the Company’s wholly-owned subsidiary CHS/Community Health Systems, Inc. (“CHS”) obtained approximately $7.2 billion of senior secured financing under a new credit facility (the “Credit Facility”) with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent, and issued approximately $3.0 billion aggregate principal amount of 8 7/8% senior notes due 2015 (the “ 8 7/8% Senior Notes”). The Company used the net proceeds of $3.0 billion from the 8 7/8% Senior Notes offering and the net proceeds of approximately $6.1 billion of term loans under the Credit Facility to acquire the outstanding shares of Triad, to refinance certain of Triad’s indebtedness and the Company’s indebtedness, to complete certain related transactions, to pay certain costs and expenses of the transactions and for general corporate uses. Specifically, the Company repaid its outstanding debt under the previously outstanding credit facility, the 6.50% senior subordinated notes due 2012 and certain of Triad’s existing indebtedness.

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

On November 5, 2010, CHS entered into an amendment and restatement of the Credit Facility. The amendment extended by two and a half years, until January 25, 2017, the maturity date of $1.5 billion of the existing term loans under the Credit Facility and increased the pricing on these term loans to LIBOR plus 350 basis points. If more than $50 million of the 8 7/8% Senior Notes remain outstanding on April 15, 2015, without having been refinanced, then the maturity date for the extended term loans will be accelerated to April 15, 2015. The amendment also increased CHS’s ability to issue additional indebtedness under the uncommitted incremental facility to $1.0 billion from $600 million, permitted CHS to issue term loan A loans under the incremental facility, and provided up to $2.0 billion of borrowing capacity from receivable transactions, an increase of $0.5 billion, of which $1.7 billion would be required to be used for repayment of existing term loans. In addition, effective February 2, 2012, the Company completed the second amendment and restatement of the Credit Facility, which extended by two and a half years, until January 25, 2017, the maturity date of an additional $1.6 billion of the existing non-extended term loans under the Credit Facility and increased the pricing on these term loans to LIBOR plus 350 basis points. The maturity date of the balance of the term loans of approximately $2.9 billion remained unchanged at July 25, 2014.

Effective March 6, 2012, the Company obtained a new $750 million senior secured revolving credit facility (the “Replacement Revolver Facility”) and a new $750 million incremental term loan A facility (the “Incremental Term Loan”) subject to the terms and conditions set forth in the Credit Facility. The Replacement Revolver Facility replaced in full the existing revolving credit facility under the Credit Facility. The net proceeds of the Incremental Term Loan were used to repay the same amount of the existing term loans under the Credit Facility. The execution of these agreements resulted in a loss from early extinguishment of debt of $8.5 million with an after-tax impact of $5.3 million recorded in continuing operations for the three months ended March 31, 2012. Both the Replacement Revolver Facility and the Incremental Term Loan have a maturity date of October 25, 2016, subject to customary acceleration events and to the repayment, extension or refinancing with longer maturity debt of substantially all of the Company’s outstanding term loans maturing July 25, 2014, and 8 7/8% Senior Notes due 2015. The pricing on each of the Replacement Revolver Facility and the Incremental Term Loan initially is LIBOR plus a margin of 250 basis points, subject to adjustment based on the Company’s leverage ratio. The Incremental Term Loan amortizes at 5% in year one, 10% in years two and three, 15% in year four and 60% in year five.

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

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at CHS’s option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus one-half of 1.0% or (3) the adjusted London Interbank Offered Rate (“LIBOR”) on such day for a three-month interest period commencing on the second business day after such day plus 1%, or (b) a reserve adjusted LIBOR for dollars (Eurodollar rate) (as defined). The applicable percentage for Alternate Base Rate loans is 1.25% for term loans due 2014 and is 2.25% for term loans due 2017 and the Incremental Term Loan. The applicable percentage for Eurodollar rate loans is 2.25% for term loans due 2014 and 3.5% for term loans due 2017 and the Incremental Term Loan. The applicable percentage for revolving loans is 1.50% for Alternate Base Rate revolving loans and 2.50% for Eurodollar revolving loans, in each case subject to reduction based on the Company’s leverage ratio. Loans under the swingline subfacility bear interest at the rate applicable to Alternate Base Rate loans under the revolving credit facility.

CHS has agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to Eurodollar rate loans under the revolving credit facility times the maximum aggregate amount available to be drawn under all letters of credit outstanding under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit will also receive a customary fronting fee and other customary processing charges. CHS is obligated to pay commitment fees of 0.50% per annum (subject to reduction based upon the Company’s leverage ratio) on the unused portion of the revolving credit facility. For purposes of this calculation, swingline loans are not treated as usage of the revolving credit facility. With respect to the delayed draw term loan facility, CHS was also obligated to pay commitment fees of 0.50% per annum for the first nine months after the closing of the Credit Facility, 0.75% per annum for the next three months after such nine-month period and thereafter, 1.0% per annum. In each case, the commitment fee was paid on the unused amount of the delayed draw term loan facility. After the draw down of the remaining $200 million of the delayed draw term loan in January 2009, CHS no longer pays any commitment fees for the delayed draw term loan facility. CHS paid arrangement fees on the closing of the 2007 Credit Facility and pays an annual administrative agent fee.

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

As of March 31, 2012, the availability for additional borrowings under the Credit Facility was $750 million pursuant to the Replacement Revolver Facility, of which $37.7 million was set aside for outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion, which CHS has not yet accessed. As of March 31, 2012, the weighted-average interest rate under the Credit Facility, excluding swaps, was 3.4%.

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

On December 7, 2011, CHS completed the cash tender offer for $1.0 billion of the then $2.8 billion aggregate outstanding principal amount of 8 7/8% Senior Notes due 2015. This resulted in a loss from early extinguishment of debt of $66.0 million with an after-tax impact of $42.0 million recorded in continuing operations for the year ended December 31, 2011.

On March 21, 2012, CHS completed the cash tender offer for $850 million of the then $1.8 billion aggregate outstanding principal amount of 8 7/8% Senior Notes due 2015. This resulted in a loss from early extinguishment of debt of $54.9 million with an after-tax impact of $34.3 million recorded in continuing operations for the three months ended March 31, 2012.

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

8% Senior Notes due 2019

On November 22, 2011, CHS completed its offering of $1.0 billion aggregate principal amount of 8% Senior Notes due 2019 (the “8% Senior Notes”), which were issued in a private placement. The net proceeds from this issuance, together with available cash on hand, were used to finance the purchase of $1.0 billion aggregate principal amount of CHS’ outstanding 8 7/8% Senior Notes due 2015 and related fees and expenses. On March 21, 2012, CHS completed the secondary offering of $1.0 billion aggregate principal amount of 8% Senior Notes due 2019, which were issued in a private placement (at a premium of 102.5%). The net proceeds from this issuance were used to finance the purchase of $850 million aggregate principal amount of CHS’ outstanding 8 7/8% Senior Notes due 2015, to pay related fees and expenses and for general corporate purposes. The 8% Senior Notes bear interest at 8% per annum, payable semiannually in arrears on May 15 and November 15, commencing May 15, 2012. Interest on the 8% Senior Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Receivables Facility

On March 21, 2012, the Company and certain of its subsidiaries entered into an accounts receivables loan agreement (the “Receivables Facility”) with a group of conduit lenders and liquidity banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. The existing and future patient-related accounts receivable (the “Receivables”) for certain of the Company’s hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2014, subject to customary termination events that could cause an early termination date. The Company maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of the Company’s subsidiaries to the Company, which then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by the Company. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party conduit lenders and liquidity banks of up to $300 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party conduit lenders and liquidity banks do not have recourse to the Company or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at March 31, 2012 totaled $300.0 million and are classified as long-term debt on the condensed consolidated balance sheet. At March 31, 2012, the carrying amount of Receivables included in the Receivables Facility totaled approximately $881.9 million and are included in patient accounts receivable on the condensed consolidated balance sheet.

The Company paid interest of $161.1 million and $226.1 million on borrowings during the three months ended March 31, 2012 and 2011, respectively.

12. FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of March 31, 2012 and December 31, 2011, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	March 31, 2012		December 31, 2011
	Carrying	Estimated Fair	Carrying	Estimated Fair
	Amount	Value	Amount	Value
Assets:
Cash and cash equivalents	$129,298	$129,298	$129,865	$129,865
Available-for-sale securities	34,354	34,354	31,582	31,582
Trading securities	35,944	35,944	30,486	30,486
Liabilities:
Credit Facility	5,969,062	5,894,354	5,979,383	5,780,877
8 7/8% Senior Notes	931,016	968,200	1,777,617	1,842,322
8% Senior Notes	2,024,694	2,067,500	1,000,000	995,000
Other debt	345,465	345,465	41,143	41,143

The estimated fair value is determined using the methodologies discussed below in accordance with accounting standards related to the determination of fair value based on the U.S. GAAP fair value hierarchy as discussed in Note 13. The estimated fair value for financial instruments with a fair value that does not equal its carrying value is considered a Level 2 valuation. The Company utilizes the market approach and obtains indicative pricing from the administrative agent to our Credit Facility to determine fair values, which are validated through subscription services such as Bloomberg where relevant.

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the three months ended March 31, 2012 and 2011, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at March 31, 2012, each swap agreement entered into by the Company was in a net liability position so that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Interest rate swaps consisted of the following at March 31, 2012:

				Fair Value
	Notional Amount	Fixed Interest	Termination	of Liability
Swap #	(in 000’s)	Rate	Date	(in 000’s)
1	$250,000	5.0185%	May 30, 2012	$1,845
2	150,000	5.0250%	May 30, 2012	1,108
3	200,000	4.6845%	September 11, 2012	3,750
4	100,000	3.3520%	October 23, 2012	1,607
5	125,000	4.3745%	November 23, 2012	3,140
6	75,000	4.3800%	November 23, 2012	1,886
7	150,000	5.0200%	November 30, 2012	4,524
8	200,000	2.2420%	February 28, 2013	3,170
9	100,000	5.0230%	May 30, 2013	5,218
10	300,000	5.2420%	August 6, 2013	18,940
11	100,000	5.0380%	August 30, 2013	6,320
12	50,000	3.5860%	October 23, 2013	2,350
13	50,000	3.5240%	October 23, 2013	2,303
14	100,000	5.0500%	November 30, 2013	7,377
15	200,000	2.0700%	December 19, 2013	5,130
16	100,000	5.2310%	July 25, 2014	10,301
17	100,000	5.2310%	July 25, 2014	10,302
18	200,000	5.1600%	July 25, 2014	20,287
19	75,000	5.0405%	July 25, 2014	7,405
20	125,000	5.0215%	July 25, 2014	12,289
21	100,000	2.6210%	July 25, 2014	4,453
22	100,000	3.1100%	July 25, 2014	5,550
23	100,000	3.2580%	July 25, 2014	5,881
24	200,000	2.6930%	October 26, 2014	9,962
25	300,000	3.4470%	August 8, 2016	27,989
26	200,000	3.4285%	August 19, 2016	18,576
27	100,000	3.4010%	August 19, 2016	9,185
28	200,000	3.5000%	August 30, 2016	19,200
29	100,000	3.0050%	November 30, 2016	7,691

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Company is exposed to certain risks relating to its ongoing business operations. The risk managed by using derivative instruments is interest rate risk. Interest rate swaps are entered into to manage interest rate fluctuation risk associated with the term loans in the Credit Facility. Companies are required to recognize all derivative instruments as either assets or liabilities at fair value in the condensed consolidated statement of financial position. The Company designates its interest rate swaps as cash flow hedges. For derivative instruments that are designated and qualify as cash flow hedges, the effective portion of the gain or loss on the derivative is reported as a component of OCI and reclassified into earnings in the same period or periods during which the hedged transactions affect earnings. Gains and losses on the derivative representing either hedge ineffectiveness or hedge components excluded from the assessment of effectiveness are recognized in current earnings.

Assuming no change in March 31, 2012 interest rates, approximately $111.0 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

The following tabular disclosure provides the amount of pre-tax (loss) gain recognized in the condensed consolidated balance sheets as a component of OCI during the three months ended March 31, 2012 and 2011 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Pre-Tax (Loss) Gain Recognized in OCI on Derivative (Effective Portion)
	Three Months Ended March 31,
	2012	2011
Interest rate swaps	$(23,122)	$4,113

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of income during the three months ended March 31, 2012 and 2011 (in thousands):

Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Pre-Tax Loss Reclassified from AOCL into Income (Effective Portion)
	Three Months Ended March 31,
	2012	2011
Interest expense, net	$39,610	$52,923

The fair values of derivative instruments in the condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 were as follows (in thousands):

	0000000	0000000	0000000	0000000	0000000	0000000	0000000	0000000
	Asset Derivatives				Liability Derivatives
	March 31, 2012		December 31, 2011		March 31, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$—	Other assets, net	$—	Other long- term liabilities	$237,739	Other long- term liabilities	$254,228

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

13. FAIR VALUE

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

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (in thousands):

	000000000	000000000	000000000	000000000
	March 31,
	2012	Level 1	Level 2	Level 3
Available-for-sale securities	$34,354	$34,354	$—	$—
Trading securities	35,944	35,944	—	—

Total assets	$70,298	$70,298	$—	$—

Fair value of interest rate swap agreements	$237,739	$—	$237,739	$—

Total liabilities	$237,739	$—	$237,739	$—

	December 31, 2011	Level 1	Level 2	Level 3
Available-for-sale securities	$31,582	$31,582	$—	$—
Trading securities	30,486	30,486	—	—

Total assets	$62,068	$62,068	$—	$—

Fair value of interest rate swap agreements	$254,228	$—	$254,228	$—

Total liabilities	$254,228	$—	$254,228	$—

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at March 31, 2012 resulted in a decrease in the fair value of the related liability of $12.6 million and an after-tax adjustment of $8.1 million to OCI. The CVA on the Company’s interest rate swap agreements at December 31, 2011 resulted in a decrease in the fair value of the related liability of $21.7 million and an after-tax adjustment of $13.9 million to OCI.

The majority of the inputs used to value its interest rate swap agreements, including the forward interest rate curves and market perceptions of the Company’s credit risk used in the CVAs, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuations are classified in Level 2 of the fair value hierarchy.

14. RECENT ACCOUNTING PRONOUNCEMENTS

In September 2011, the FASB issued ASU 2011-08, which modifies how entities test goodwill for impairment. Previous guidance required an entity to perform a two-step goodwill impairment test at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill, and recording an impairment loss if the fair value is less than the carrying amount. This ASU allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines after that assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This ASU is required to be applied to interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and was adopted by the Company on January 1, 2012. The adoption of this ASU did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution between reportable segments of the Company’s revenues and income from continuing operations before income taxes is summarized in the following tables (in thousands):

	Three Months Ended March 31,
	2012	2011
Revenues:
Hospital operations	$3,223,098	$2,884,330
Corporate and all other	73,937	69,753

Total	$3,297,035	$2,954,083

Income from continuing operations before income taxes:
Hospital operations	$200,308	$178,113
Corporate and all other	(54,771)	(42,416)

Total	$145,537	$135,697

16. CONTINGENCIES

The Company is a party to various legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations. With respect to all litigation matters, the Company considers the likelihood of a negative outcome. If the Company determines the likelihood of a negative outcome is probable and the amount of the loss can be reasonably estimated, the Company records an estimated loss for the expected outcome of the litigation and discloses that fact together with the amount accrued, if it was estimable. If the likelihood of a negative outcome is reasonably possible and the Company is able to determine an estimate of the possible loss or a range of loss, the Company discloses that fact together with the estimate of the possible loss or range of loss. However, it is difficult to predict the outcome or estimate a possible loss or range of loss in some instances because litigation is subject to significant uncertainties.

Reasonably Possible Contingencies

For all of the legal matters below, the Company believes that a negative outcome is reasonably possible, but the Company is unable to determine an estimate of the possible loss or a range of loss.

On February 10, 2006, the Company received a letter from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 2006 letter focused on the Company’s hospitals in three states: Arkansas, New Mexico, and South Carolina. On August 31, 2006, the Company received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to the Company’s three hospitals in that state. Through the beginning of 2009, the Company provided the Department of Justice with requested documents, met with its personnel on numerous occasions, and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified the Company that it believed that the Company and its three New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. At one point, the Civil Division calculated that the three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million and said that if it proceeded to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc., pending in the United States District Court for the District of New Mexico. The federal government filed its complaint in intervention on June 30, 2009. The relator filed a second amended complaint on July 1, 2009. Both of these complaints expand the time period during which alleged

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

improper payments were made. The Company filed motions to dismiss all of the federal government’s and the relator’s claims on August 28, 2009. On March 19, 2010, the court granted in part and denied in part the Company’s motion to dismiss as to the relator’s complaint. On July 7, 2010, the court denied the Company’s motion to dismiss the federal government’s complaint in intervention. On July 21, 2010, the Company filed its answer and pretrial discovery began. On June 2, 2011, the relator filed a Third Amended Complaint adding subsidiaries Community Health Systems Professional Services Corporation and CHS/Community Health Systems, Inc. as defendants. On June 6, 2011, the government filed its First Amended Complaint in intervention adding Community Health Systems Professional Services Corporation as a defendant. Discovery is closed. Motions for Summary Judgment were filed on March 27, 2012 and there is currently no trial date set. On March 30, 2012, the court denied the Company’s motion to exclude Plaintiffs’ expert witness testimony, which the Company believes fails to follow the controlling Medicaid statute and regulations and results in an exaggeration of the damages estimate by fourfold. The Company has the opportunity to challenge the methodology employed at trial. The Company is vigorously defending this action.

Matters for which an Outcome Cannot be Assessed

For all of the legal matters below, the Company cannot at this time assess what the outcome may be and is further unable to determine any estimate of loss or range of loss. Because the investigations are at a very preliminary stage, there are not sufficient facts available to make these assessments.

On April 8, 2011, the Company received a document subpoena, dated March 31, 2011, from the United States Department of Health and Human Services, Office of Inspector General (the “OIG”), in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena, issued from the OIG’s Chicago, Illinois office, requested documents from all of the Company’s hospitals and appears to concern emergency department processes and procedures, including the Company’s hospitals’ use of the Pro-MED Clinical Information System, which is a third-party software system that assists with the management of patient care and provides operational support and data collection for emergency department management and has the ability to track discharge, transfer and admission recommendations of emergency department physicians. The subpoena also requested other information about the Company’s relationships with emergency department physicians, including financial arrangements. The subpoena’s requests were very similar to those contained in the Civil Investigative Demands received by the Company’s Texas hospitals from the Office of the Attorney General of the State of Texas on November 15, 2010. This investigation is being led by the Department of Justice. The Company is continuing to cooperate with the government including detailing a process for a medical necessity review by clinical reviewers and physicians of a sampling of medical records at a small number of hospitals.

On April 11, 2011, Tenet Healthcare Corporation (“Tenet”) filed suit against the Company, Wayne T. Smith and W. Larry Cash in the United States District Court for the Northern District of Texas. The suit alleged the Company committed violations of certain federal securities laws by making certain statements in various proxy materials filed with the SEC in connection with the Company’s offer to purchase Tenet. Tenet alleged that the Company engaged in a practice to under-utilize observation status and over-utilize inpatient admission status and asserts that by doing so, the Company created undisclosed financial and legal liability to federal, state and private payors. The suit seeks declaratory and injunctive relief and Tenet’s costs. On April 19, 2011, the Company filed a motion to dismiss the complaint. On April 28, 2011, the Company responded to the allegations during its earnings release conference call as discussed in the Company’s Form 8-K furnished on April 28, 2011. On May 16, 2011, Tenet filed an amended complaint. On June 29, 2011, the Company filed a motion to dismiss the amended complaint. A hearing on the Company’s motion to dismiss occurred on September 8, 2011. On March 21, 2012, the court dismissed this case in its entirety, with prejudice.

On April 22, 2011, a joint motion was filed by the relator and the United States Department of Justice in the case styled United States ex rel. and Reuille vs. Community Health Systems Professional Services Corporation and Lutheran Musculoskeletal Center, LLC d/b/a Lutheran Hospital, in the United States District Court for the Northern District of Indiana, Fort Wayne Division. The lawsuit was originally filed under seal on January 7, 2009. The suit is brought under the False Claims Act and alleges that Lutheran Hospital of Indiana billed the Medicare program for (a) false 23 hour observation after outpatient surgeries and procedures, and (b) intentional assignment of inpatient status to one-day stays for cases that do not meet Medicare criteria for inpatient intensity of service or severity of illness. The relator had worked in the case management department of Lutheran Hospital of Indiana but was reassigned to another department in the fall of 2006. This facility was acquired by the Company as part of the July 25, 2007 merger transaction with Triad. The complaint also includes allegations of age discrimination in Ms. Reuille’s 2006 reassignment and retaliation in connection with her resignation on October 1, 2008. The Company had cooperated fully with the government in its investigation of this matter, but had been unaware of the exact nature of the allegations in the complaint. On December 27, 2010, the government filed a notice that it declined to intervene in this suit. The motion contained additional information about how the government intended to

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

proceed with an investigation regarding “allegations of improper billing for inpatient care at other hospitals associated with Community Health Systems, Inc. . . . asserted in other qui tam complaints in other jurisdictions.” The motion stated that the Department of Justice has “consolidated its investigations” of the Company and other related entities and that “the Civil Division of the Department of Justice, multiple United States Attorneys’ offices, and the Office of Inspector General for the Department of Health and Human Services (the “HHS”) are now closely coordinating their investigation of these overlapping allegations. The Attorney General of Texas has initiated an investigation; the United States intends to work cooperatively with Texas and any other States investigating these allegations.” The motion also stated that the Office of Audit Services for the Office of Investigations for HHS has been engaged to conduct a national audit of certain of the Company’s Medicare claims. The government confirmed that it considers the allegations made in the complaint styled Tenet Healthcare Corporation vs. Community Health Systems, Inc., et al. filed in the United States District Court for the Northern District of Texas, Dallas Division on April 11, 2011 to be related to the allegations in the qui tam and to what the government is now describing as a consolidated investigation. (Because qui tam suits are filed “under seal,” no one but the relator and the government knows that the suit has been filed or what allegations are being made by the relator on behalf of the government. Initially, the government has 60 days to make a determination about whether to intervene in a case and to act as the plaintiff or to decline to intervene and allow the relator to act as the plaintiff in the suit, but extensions of time are frequently granted to allow the government additional time to investigate the allegations. Even if, in the course of an investigation, the court partially unseals a complaint to allow the government and a defendant to work to a resolution of the complaint’s allegations, the defendant is prohibited from revealing to anyone even that the partial unsealing has occurred. As the investigation proceeds, the Company may learn of additional qui tam suits filed against the Company or its affiliated hospitals or related entities, or that contact letters, document requests, or medical record requests the Company has received in the past from various governmental agencies are generated from qui tam cases filed under seal.) The motion filed on April 22, 2011 concluded by requesting a stay of the litigation in the Reuille case for 180 days, and on April 25, 2011, the court granted the motion. The Company’s management company subsidiary, Community Health Systems Professional Services Corporation, the defendant in the Reuille case, consented to the request for the stay. On October 19, 2011, the government filed an application to transfer the Reuille case to the Middle District of Tennessee or for an extension of the stay for an additional 180 days. The Company agreed that a stay for an additional, but shorter period of time, 90 days, was appropriate, but did not consent to the transfer of the case. The Company’s response setting forth the Company’s legal arguments was filed on October 24, 2011. On November 1, 2011, the court denied the motion to transfer the matter and extended the stay until April 30, 2012. On April 26, 2012, the Company joined the government and the relator in a motion to extend the stay in this case for an additional 180 days. As noted in that filing, the Company is working with the government on a probe audit of medical records (described above with respect to the April 2011 subpoena). The Company is cooperating fully with the government in its investigations.

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

Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, W. Larry Cash, T. Mark Buford, John A. Clerico, James S. Ely III, John A. Fry, William Norris Jennings, Julia B. North and H. Mitchell Watson, Jr., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, W. Larry Cash, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North and H. Mitchell Watson, Jr., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, W. Larry Cash, T. Mark Buford, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North, H. Mitchell Watson, Jr. and Community Health Systems, Inc., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. On September 28, 2011, the court ordered that the Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund action and the Roofers Local No. 149 Pension Fund action be consolidated for pretrial purposes, and appointed the derivative plaintiffs’ lead counsel. On November 29, 2011, the court ordered that the Lambert Sweat action be consolidated with the Plumbers and Roofers consolidated derivative actions. The Plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. A responsive pleading is due May 14, 2012. The Company believes all of these matters are without merit and will vigorously defend them.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Company incurred the following pre-tax charges in connection with the Tenet acquisition lawsuit, government investigations and shareholder lawsuits of possible improper claims submitted to Medicare and Medicaid during the three months ending March 31, 2012 and 2011 (in thousands):

	Three Months Ended March 31,
	2012	2011
Professional fees and other related costs	$1,903	$—

Probable Contingencies

In addition to the cases described above, there are a number of legal matters for which, based on information currently available, the Company believes that a negative outcome is known or is probable. In the aggregate, an estimate of these losses has been accrued in the amount of $21.3 million at March 31, 2012. Due to the uncertainties and difficulty in predicting the ultimate resolution of these contingencies, the actual amount could differ from the estimated amount; however, the Company does not believe the ultimate outcome of any of these matters would be material.

17. SUBSEQUENT EVENTS

The Company evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the condensed consolidated financial statements.

18. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In 2007, CHS issued the 8 7/8% Senior Notes in the aggregate principal amount of approximately $3.0 billion. In 2011, CHS issued the 8% Senior Notes in the aggregate principal amount of $1.0 billion, the proceeds from which were used to purchase $1.0 billion of the 8 7/8% Senior Notes. In addition, CHS issued an additional $1.0 billion of 8% Senior Notes in March 2012, which were used to purchase $850 million of 8 7/8% Senior Notes. These 8 7/8% Senior Notes and 8% Senior Notes are senior unsecured obligations of CHS and are guaranteed on a senior basis by the Company and by certain of its existing and subsequently acquired or organized 100% owned domestic subsidiaries.

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

The accounting policies used in the preparation of this financial information are consistent with those elsewhere in the consolidated financial statements of the Company, except as noted below:

•	Intercompany receivables and payables are presented gross in the supplemental condensed consolidating balance sheets.

•	Cash flows from intercompany transactions are presented in cash flows from financing activities, as changes in intercompany balances with affiliates, net.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Company’s intercompany activity consists primarily of daily cash transfers for purposes of cash management, the allocation of certain expenses and expenditures paid for by the parent on behalf of its subsidiaries, and the push down of investment in its subsidiaries. This activity also includes the intercompany transactions between consolidated entities as part of the Receivables Facility that is further discussed in Note 11. The Company’s subsidiaries generally do not purchase services from one another; thus, the intercompany transactions do not represent revenue generating transactions. All intercompany transactions eliminate in consolidation.

From time to time, the Company sells and/or repurchases noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods are restated to reflect the status of guarantors or non-guarantors as of March 31, 2012.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

March 31, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$—	$—	$18,404	$110,894	$—	$129,298
Patient accounts receivable, net of allowance for doubtful accounts	—	—	585,904	1,433,633	—	2,019,537
Supplies	—	—	228,702	125,372	—	354,074
Deferred income taxes	89,797	—	—	—	—	89,797
Prepaid expenses and taxes	49,769	67	96,916	32,171	—	178,923
Other current assets	—	—	247,017	81,830	—	328,847

Total current assets	139,566	67	1,176,943	1,783,900	—	3,100,476

Intercompany receivable	1,217,652	9,144,874	2,309,599	1,997,851	(14,669,976)	—

Property and equipment, net	—	—	4,612,206	2,389,657	—	7,001,863

Goodwill	—	—	2,511,418	1,856,423	—	4,367,841

Other assets, net of accumulated amortization	—	133,393	606,887	635,956	—	1,376,236

Net investment in subsidiaries	1,848,287	7,131,830	3,469,179	—	(12,449,296)	—

Total assets	$3,205,505	$16,410,164	$14,686,232	$8,663,787	$(27,119,272)	$15,846,416

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$—	$56,329	$15,032	$4,027	$—	$75,388
Accounts payable	—	1,982	569,299	250,966	—	822,247
Accrued interest	—	100,941	129	86	—	101,156
Accrued liabilities	7,580	—	673,039	316,999	—	997,618

Total current liabilities	7,580	159,252	1,257,499	572,078	—	1,996,409

Long-term debt	—	8,869,202	49,271	325,143	—	9,243,616

Intercompany payable	—	5,295,699	10,670,064	6,290,045	(22,255,808)	—

Deferred income taxes	704,725	—	—	—	—	704,725

Other long-term liabilities	2,844	237,739	482,689	262,750	—	986,022

Total liabilities	715,149	14,561,892	12,459,523	7,450,016	(22,255,808)	12,930,772

Redeemable noncontrolling interests in equity of consolidated subsidiaries	—	—	—	363,540	—	363,540

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	—	—	—	—	—	—
Common stock	919	—	1	2	(3)	919
Additional paid-in capital	1,089,447	760,940	846,210	658,685	(2,265,835)	1,089,447
Treasury stock, at cost	(6,678)	—	—	—	—	(6,678)
Accumulated other comprehensive (loss) income	(170,136)	(170,136)	(17,880)	—	188,016	(170,136)
Retained earnings	1,576,804	1,257,468	1,398,378	129,796	(2,785,642)	1,576,804

Total Community Health Systems, Inc. stockholders’ equity	2,490,356	1,848,272	2,226,709	788,483	(4,863,464)	2,490,356
Noncontrolling interests in equity of consolidated subsidiaries	—	—	—	61,748	—	61,748

Total equity	2,490,356	1,848,272	2,226,709	850,231	(4,863,464)	2,552,104

Total liabilities and equity	$3,205,505	$16,410,164	$14,686,232	$8,663,787	$(27,119,272)	$15,846,416

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
Operating revenues (net of contractual allowances and discounts)	$—	$(1,764)	$2,297,493	$1,487,762	$—	$3,783,491
Provision for bad debts	—	—	323,543	162,913	—	486,456

Net operating revenues	—	(1,764)	1,973,950	1,324,849	—	3,297,035
Operating costs and expenses:
Salaries and benefits	—	—	851,412	673,563	—	1,524,975
Supplies	—	—	301,328	197,251	—	498,579
Other operating expenses	—	315	445,871	262,757	—	708,943
Electronic health records incentive reimbursement	—	—	(18,079)	(8,089)	—	(26,168)
Rent	—	—	34,805	32,419	—	67,224
Depreciation and amortization	—	—	111,133	63,221	—	174,354

Total operating costs and expenses	—	315	1,726,470	1,221,122	—	2,947,907

Income from operations	—	(2,079)	247,480	103,727	—	349,128
Interest expense, net	—	15,737	123,418	13,020	—	152,175
Loss from early extinguishment of debt	—	63,429	—	—	—	63,429
Equity in earnings of unconsolidated affiliates	(75,474)	(115,064)	(51,314)	—	229,839	(12,013)

Income from continuing operations before income taxes	75,474	33,819	175,376	90,707	(229,839)	145,537
Provision for (benefit from) income taxes	—	(41,655)	63,311	24,163	—	45,819

Income from continuing operations	75,474	75,474	112,065	66,544	(229,839)	99,718
Discontinued operations, net of taxes:
Loss from operations of entities sold	—	—	—	(466)	—	(466)
Impairment of hospital sold	—	—	—	—	—	—
Loss on sale, net	—	—	—	—	—	—

Loss from discontinued operations, net of taxes	—	—	—	(466)	—	(466)

Net income	75,474	75,474	112,065	66,078	(229,839)	99,252
Less: Net income attributable to noncontrolling interests	—	—	—	23,778	—	23,778

Net income attributable to Community Health Systems, Inc.	$75,474	$75,474	$112,065	$42,300	$(229,839)	$75,474

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
Operating revenues (net of contractual allowances and discounts)	$—	$—	$1,965,090	$1,388,962	$—	$3,354,052
Provision for bad debts	—	—	245,533	154,436	—	399,969

Net operating revenues	—	—	1,719,557	1,234,526	—	2,954,083
Operating costs and expenses:
Salaries and benefits	—	—	753,989	625,378	—	1,379,367
Supplies	—	—	268,603	189,214	—	457,817
Other operating expenses	—	—	350,667	264,126	—	614,793
Electronic health records incentive reimbursement	—	—	—	—	—	—
Rent	—	—	31,489	31,681	—	63,170
Depreciation and amortization	—	—	95,556	62,599	—	158,155

Total operating costs and expenses	—	—	1,500,304	1,172,998	—	2,673,302

Income from operations	—	—	219,253	61,528	—	280,781
Interest expense, net	—	28,103	119,358	15,757	—	163,218
Loss from early extinguishment of debt	—	—	—	—	—	—
Equity in earnings of unconsolidated affiliates	(61,324)	(79,436)	(21,096)	—	143,722	(18,134)

Income from continuing operations before income taxes	61,324	51,333	120,991	45,771	(143,722)	135,697
Provision for (benefit from) income taxes	—	(9,991)	43,678	10,405	—	44,092

Income from continuing operations	61,324	61,324	77,313	35,366	(143,722)	91,605
Discontinued operations, net of taxes:
Loss from operations of entities sold	—	—	—	(1,678)	—	(1,678)
Impairment of hospital sold	—	—	—	(8,368)	—	(8,368)
Loss on sale, net	—	—	—	(3,234)	—	(3,234)

Loss from discontinued operations, net of taxes	—	—	—	(13,280)	—	(13,280)

Net income	61,324	61,324	77,313	22,086	(143,722)	78,325
Less: Net income attributable to noncontrolling interests	—	—	—	17,001	—	17,001

Net income attributable to Community Health Systems, Inc.	$61,324	$61,324	$77,313	$5,085	$(143,722)	$61,324

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$75,474	$75,474	$112,065	$66,078	$(229,839)	$99,252
Other comprehensive income, net of taxes
Net change in fair value of interest rate swaps	10,536	10,536	—	—	(10,536)	10,536
Net change in fair value of available-for-sale securities	2,667	2,667	2,667	—	(5,334)	2,667
Amortization and recognition of unrecognized pension cost components	1,140	1,140	1,140	—	(2,280)	1,140

Other comprehensive income	14,343	14,343	3,807	—	(18,150)	14,343

Comprehensive income	89,817	89,817	115,872	66,078	(247,989)	113,595
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	23,778	—	23,778

Comprehensive income attributable to Community Health Systems, Inc.	$89,817	$89,817	$115,872	$42,300	$(247,989)	$89,817

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$61,324	$61,324	$77,313	$22,086	$(143,722)	$78,325
Other comprehensive income, net of taxes
Net change in fair value of interest rate swaps	36,446	36,446	—	—	(36,446)	36,446
Net change in fair value of available-for-sale securities	1,069	1,069	1,069	—	(2,138)	1,069
Amortization and recognition of unrecognized pension cost components	772	772	772	—	(1,544)	772

Other comprehensive income	38,287	38,287	1,841	—	(40,128)	38,287

Comprehensive income	99,611	99,611	79,154	22,086	(183,850)	116,612
Less: Comprehensive income attributable to noncontrolling interests	—	—	—	17,001	—	17,001

Comprehensive income attributable to Community Health Systems, Inc.	$99,611	$99,611	$79,154	$5,085	$(183,850)	$99,611

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(1,230)	$(26,237)	$(64,108)	$278,885	$—	$187,310

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(242,977)	(5,459)	—	(248,436)
Purchases of property and equipment	—	—	(127,796)	(57,107)	—	(184,903)
Proceeds from disposition of ancillary operations	—	—	—	—	—	—
Proceeds from sale of property and equipment	—	—	688	60	—	748
Increase in other investments	—	10,000	(45,612)	(32,096)	—	(67,708)

Net cash used in investing activities	—	10,000	(415,697)	(94,602)	—	(500,299)

Cash flows from financing activities:
Proceeds from exercise of stock options	308	—	—	—	—	308
Repurchase of restricted stock shares for payroll tax withholding requirements	(9,032)	—	—	—	—	(9,032)
Deferred financing costs	—	(24,787)	—	—	—	(24,787)
Excess tax benefit (income tax payable increase) relating to stock-based compensation	1,004	—	—	—	—	1,004
Proceeds from noncontrolling investors in joint ventures	—	—	—	—	—	—
Redemption of noncontrolling investments in joint ventures	—	—	—	(31,096)	—	(31,096)
Distributions to noncontrolling investors in joint ventures	—	—	—	(27,038)	—	(27,038)
Changes in intercompany balances with affiliates, net	8,950	(58,772)	479,643	(429,821)	—	—
Borrowings under credit agreement	—	4,305,674	9,337	—	—	4,315,011
Issuance of long-term debt	—	1,025,000	—	—	—	1,025,000
Proceeds from receivables facility	—	—	—	300,000	—	300,000
Repayments of long-term indebtedness	—	(5,230,878)	(5,307)	(763)	—	(5,236,948)

Net cash provided by (used in) financing activities	1,230	16,237	483,673	(188,718)	—	312,422

Net change in cash and cash equivalents	—	—	3,868	(4,435)	—	(567)
Cash and cash equivalents at beginning of period	—	—	14,536	115,329	—	129,865

Cash and cash equivalents at end of period	$—	$—	$18,404	$110,894	$—	$129,298

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non- Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(22,195)	$(83,202)	$331,077	$(38,169)	$—	$187,511

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	—	—	(10,727)	(34,695)	—	(45,422)
Purchases of property and equipment	—	—	(64,312)	(89,563)	—	(153,875)
Proceeds from disposition of ancillary operations	—	—	—	14,583	—	14,583
Proceeds from sale of property and equipment	—	—	473	7,114	—	7,587
Increase in other investments	—	—	(36,201)	3,924	—	(32,277)

Net cash used in investing activities	—	—	(110,767)	(98,637)	—	(209,404)

Cash flows from financing activities:
Proceeds from exercise of stock options	18,125	—	—	—	—	18,125
Repurchase of restricted stock shares for payroll tax withholding requirements	—	—	—	—	—	—
Deferred financing costs	—	—	—	—	—	—
Excess tax benefit (income tax payable increase) relating to stock-based compensation	4,675	—	—	—	—	4,675
Proceeds from noncontrolling investors in joint ventures	—	—	—	863	—	863
Redemption of noncontrolling investments in joint ventures	—	—	—	(225)	—	(225)
Distributions to noncontrolling investors in joint ventures	—	—	—	(15,333)	—	(15,333)
Changes in intercompany balances with affiliates, net	(605)	95,750	(191,179)	96,034	—	—
Borrowings under credit agreement	—	—	—	—	—	—
Proceeds from receivables facility	—	—	—	—	—	—
Issuance of long-term debt	—	—	—	—	—	—
Repayments of long-term indebtedness	—	(12,548)	(1,472)	(645)	—	(14,665)

Net cash provided by (used in) financing activities	22,195	83,202	(192,651)	80,694	—	(6,560)

Net change in cash and cash equivalents	—	—	27,659	(56,112)	—	(28,453)
Cash and cash equivalents at beginning of period	—	—	212,035	87,134	—	299,169

Cash and cash equivalents at end of period	$—	$—	$239,694	$31,022	$—	$270,716

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

Executive Overview

We are one of the largest publicly-traded operators of hospitals in the United States in terms of number of facilities and net operating revenues. We provide healthcare services through the hospitals that we own and operate in non-urban and selected urban markets. We generate revenues by providing a broad range of general and specialized hospital healthcare services to patients in the communities in which we are located. As of March 31, 2012, we owned or leased 134 hospitals comprised of 130 general acute care hospitals and four stand-alone rehabilitation or psychiatric hospitals. In addition, we own and operate home care agencies, located primarily in markets where we also operate a hospital, and through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services.

As further discussed in Recent Accounting Pronouncements, during the first quarter of 2012 we adopted the provisions of Accounting Standards Update, or ASU, No. 2011-07 of the Financial Accounting Standards Board, or FASB, which requires us to present revenues net of the provision for bad debts. Prior to the adoption of this ASU, our provision for bad debts was presented as a component of operating expenses. For all periods presented in this quarterly report, revenues and any related financial ratios or metrics have been updated to reflect the change in the presentation of net operating revenues. The adoption of this standard did not impact our financial position, results of operations or cash flows.

During the three months ended March 31, 2012, we continued the execution of our acquisition strategy by acquiring three hospitals located in Scranton, Pennsylvania; Peckville, Pennsylvania; and Blue Island, Illinois and a large physician practice located in Longview, Texas.

During the three months ended March 31, 2012, we also entered into several agreements that extend the maturity date of a significant portion of our outstanding indebtedness. As further discussed in the Liquidity and Capital Resources section, we entered into an additional amendment and restatement of our Credit Facility, which extended by two and a half years, until January 25, 2017, the maturity date of $1.6 billion of our existing term loans. Additionally, we obtained a new $750 million senior secured revolving credit facility and a new $750 million incremental term loan A facility, both with a maturity date of October 25, 2016, subject to certain acceleration clauses, the net proceeds of which were used to repay the same amount of existing borrowings under the previous revolving credit facility and term loans under the Credit Facility. Finally, we completed a secondary offering of $1.0 billion aggregate principal amount of 8% Senior Notes due 2019 sold at a premium of 102.5%, the net proceeds of which were used to finance the purchase of $850 million aggregate principal amount of our outstanding 8 7/8% Senior Notes due 2015, to pay fees and expenses and for general corporate purposes.

Our net operating revenues for the three months ended March 31, 2012 increased to approximately $3.3 billion, as compared to approximately $3.0 billion for the three months ended March 31, 2011. Income from continuing operations, before noncontrolling interests, for the three months ended March 31, 2012 increased 8.9% over the three months ended March 31, 2011 to $99.7 million compared to $91.6 million. Included in income from continuing operations for the three months ended March 31, 2012, is a $42.8 million after-tax benefit from the resolution of an industry-wide governmental settlement and a payment update related to prior periods, an $8.7 million after-tax charge to establish reserves for certain legal matters and a $39.5 million after-tax loss from the early extinguishment of debt. Excluding these one-time items, income from continuing operations, before noncontrolling interests, for the three months ended March 31, 2012 increased 14.8% over the three months ended March 31, 2011 to $105.1 million compared to $91.6 million. This increase in income from continuing operations during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, is due primarily to increased revenues at our same-store hospitals, offset by increases in the provision for bad debts, income from HITECH incentive reimbursements, offset by expenses incurred while deploying the electronic health records technology, and reductions in interest expense. Total inpatient admissions for the three months ended March 31, 2012 increased 3.2%, compared to the three months ended March 31, 2011, and adjusted admissions for the three months ended March 31, 2012 increased 8.1%, compared to the three months ended March 31, 2011. On a same-store basis, admissions decreased 2.3% and adjusted admissions increased 2.5%, compared with the three months ended March 31, 2011.

Self-pay revenues represented approximately 13.4% and 12.2% of our net operating revenues for the three months ended March 31, 2012 and 2011, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 4.2% and 4.4% for the three months ended March 31, 2012 and 2011, respectively. Direct and indirect costs incurred by us in providing charity care services were approximately 0.9% of net operating revenues for both of the three-month periods ended March 31, 2012 and 2011.

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

In a number of markets, we have partnered with local physicians in the ownership of our facilities. Such investments have been permitted under an exception to the physician self-referral law, or Stark Law, that allows physicians to invest in an entire hospital (as opposed to individual hospital departments). The Reform Legislation changes the “whole hospital” exception to the Stark Law. The Reform Legislation permits existing physician investments in a whole hospital to continue under a “grandfather” clause if the arrangement satisfies certain requirements and restrictions, but physicians are now prohibited, from the time the Reform Legislation became effective, from increasing the aggregate percentage of their ownership in the hospital. The Reform Legislation also restricts the ability of existing physician-owned hospitals to expand the capacity of their facilities.

The impact of the Reform Legislation on each of our hospitals will vary depending on payor mix and a variety of other factors. We anticipate that many of the provisions in the Reform Legislation will be subject to further clarification and modification through the rule-making process, the development of agency guidance and judicial interpretations. Moreover, twenty-six state attorneys general have jointly filed a challenge to certain aspects of the Reform Legislation. Currently, rulings in four separate federal Courts of Appeals have led to a split among the federal Circuit Courts regarding the constitutionality of the Reform Legislation. The Fourth Circuit, Sixth Circuit and the Court of Appeals for the D.C. Circuit have ruled in favor of the Reform Legislation while the Eleventh Circuit ruled the individual mandate within the Reform Legislation unconstitutional. The United States Supreme Court granted certiorari on or about November 14, 2011 to hear the appeal of the Eleventh Circuit’s ruling. The Supreme Court heard oral argument from March 26 through March 28, 2012 on four issues: (1) does the Anti-Injunction Act bar a legal challenge to the individual mandate aspect of the Reform Legislation until that mandate takes effect in 2014; (2) is the individual mandate aspect of the Reform Legislation constitutional; (3) if not, is the individual mandate aspect of the Reform Legislation severable from the Reform Legislation as a whole such that it may be stricken without nullifying the Reform Legislation in its entirety and (4) can the states be compelled by the federal government to expand their Medicaid expenditures or risk losing federal funding if they refuse. The Supreme Court is expected to issue a decision before its session ends in June 2012. We cannot predict the impact the Reform Legislation may have on our business, results of operations, cash flow, capital resources and liquidity or the ultimate outcome of the Supreme Court case. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.

In addition to the Reform Legislation, the American Recovery and Reinvestment Act of 2009 included provisions for implementing health information technology under the Health Information Technology for Economic and Clinical Health Act, or HITECH. These provisions were designed to increase the use of electronic health records, or EHR, technology and establish the requirements for a Medicare and Medicaid incentive payments program beginning in 2011 for eligible hospitals and providers that adopt and meaningfully use certified EHR technology. These incentive payments are intended to offset a portion of the costs incurred to implement and qualify as a meaningful user of EHR. Rules adopted in July 2010 by the Department of Health and Human Services established an initial set of standards and certification criteria. Our hospital facilities have begun to implement EHR technology on a facility-by-facility basis beginning in 2011. We anticipate recognizing incentive reimbursement related to the Medicare or Medicaid incentives as we are able to implement the certified EHR technology, meet the defined “meaningful use criteria,” and information from completed cost report periods is available from which to calculate the incentive reimbursement. The timing of recognizing incentive reimbursement will not correlate with the timing of recognizing operating expenses and incurring capital costs in connection with the implementation of EHR technology which may result in material period-to-period changes in our future results of operations. Hospitals that do not qualify as a meaningful user of EHR technology by 2015 are subject to a reduced market basket update to the inpatient prospective payment system standardized amount in 2015 and each subsequent fiscal year. Although we believe that our hospital facilities will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provisions of HITECH. During the three months ended March 31, 2012, we recognized approximately $26.2 million of HITECH incentive reimbursements from Medicaid related to certain of our hospitals and from Medicare and Medicaid for certain of our employed physicians, which are presented as a reduction of operating expenses. No incentive reimbursements were recognized during the three months ended March 31, 2011.

As a result of our current levels of cash, available borrowing capacity, long-term outlook on our debt repayments, the refinancing of our term loans and senior notes and our continued projection of our ability to generate cash flows, we do not anticipate a significant impact on our ability to invest the necessary capital in our business over the next twelve months and into the foreseeable future. We believe there continues to be ample opportunity for growth in substantially all of our markets by decreasing the need for patients to travel outside their communities for healthcare services. Furthermore, we continue to benefit from synergies from our acquisitions and continue to strive to improve operating efficiencies and procedures in order to improve our profitability at all of our hospitals.

Sources of Consolidated Net Operating Revenues

The following table presents the approximate percentages of operating revenues, net of contractual allowances and discounts (but before provision for bad debts) by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that hospital acquisitions have had on these statistics.

	Three Months Ended March 31,
	2012		2011
Medicare	26.6	%(1)	27.5%
Medicaid	8.5%		9.6%
Managed Care and other third-party payors	51.5%		50.7%
Self-pay	13.4%		12.2%

Total	100.0%		100.0%

(1)	Excludes the $80.8 million reimbursement settlement and payment update as discussed below.

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is net operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect revenues received from the Medicare and Medicaid programs to increase due to the general aging of the population. In addition, the Reform Legislation, currently in effect, should increase the number of insured patients, which, in turn, should reduce revenues from self-pay patients and reduce our provision for bad debts. The Reform Legislation, however, imposes significant reductions in amounts the government pays Medicare managed care plans. Other provisions in the Reform Legislation impose minimum medical-loss ratios and require insurers to meet specific benefit requirements. In addition, specified managed care programs, insurance companies and employers are actively negotiating the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our net operating revenue growth. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. During the three months ended March 31, 2012, we recognized a net after-tax benefit of $42.8 million from the resolution of an industry-wide governmental settlement and a payment update related to prior periods. Other than this adjustment, contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in both of the three-month periods ended March 31, 2012 and 2011. In the future, we expect the percentage of revenues received from the Medicare program to increase due to the general aging of the population.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended March 31,
	2012	2011
	(Expressed as a percentage of net operating revenues)
Consolidated
Net operating revenues	100.0%	100.0%
Operating expenses (a)	(84.1)	(85.1)
Depreciation and amortization	(5.3)	(5.4)

Income from operations	10.6	9.5
Interest expense, net	(4.7)	(5.5)
Loss from early extinguishment of debt	(1.9)	—
Equity in earnings of unconsolidated affiliates	0.4	0.6

Income from continuing operations before income taxes	4.4	4.6
Provision for income taxes	(1.4)	(1.5)

Income from continuing operations	3.0	3.1
Loss from discontinued operations, net of taxes	—	(0.4)

Net income	3.0	2.7
Less: Net income attributable to noncontrolling interests	(0.7)	(0.6)

Net income attributable to Community Health Systems, Inc.	2.3%	2.1%

Three Months Ended March 31, 2012
Percentage increase from same period prior year:
Net operating revenues	11.6%
Admissions	3.2
Adjusted admissions (b)	8.1
Average length of stay	—
Net income attributable to Community
Health Systems, Inc. (c)	23.1
Same-store percentage increase (decrease) from same period prior year (d):
Net operating revenues	4.3%
Admissions	(2.3)
Adjusted admissions (b)	2.5

(a)	Operating expenses include salaries and benefits, supplies, other operating expenses, electronic health records incentive reimbursement and rent.
(b)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(c)	Includes loss from discontinued operations.
(d)	Includes acquired hospitals to the extent we operated them in both periods.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Net operating revenues increased $343.0 million to approximately $3.3 billion for the three months ended March 31, 2012, from approximately $3.0 billion for the three months ended March 31, 2011. Hospitals owned throughout both periods contributed $127.8 million of that increase and hospitals acquired in 2012 and 2011 contributed $134.4 million. On a same-store basis, net operating revenues increased 4.3%. The increased net operating revenues contributed by hospitals that we owned throughout both periods were primarily attributable to general rate and reimbursement increases including revenues from states with provider assessment programs. Included in net operating revenues on a non-same store basis is approximately $101.8 million of net operating revenue from an industry-wide settlement with the United States Department of Health and Human Services and CMS, based on a claim that acute-care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system in federal fiscal years 1999 through 2011. The underpayments resulted from calculations related to the rural floor budget neutrality adjustments implemented in connection with the Balanced Budget Act of 1997. Also included is an unfavorable adjustment of approximately $21.0 million, related to the newly issued Supplemental Security Income ratios for federal fiscal years 2006 through 2009 utilized for calculating Medicare Disproportionate Share Hospital reimbursements.

On a consolidated basis, inpatient admissions increased by 3.2% and adjusted admissions increased by 8.1% during the three months ended March 31, 2012. On a same-store basis, inpatient admissions decreased by 2.3% during the three months ended March 31, 2012. This decrease in same-store inpatient admissions was due primarily to a decrease in admissions from women’s services including obstetrics and gynecology, fewer flu and respiratory-related admissions and reductions due to competition and certain service closures in a few of our hospitals during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, decreased 1.0% to 84.1% for the three months ended March 31, 2012, compared to 85.1% for the three months ended March 31, 2011. Salaries and benefits, as a percentage of net operating revenues, decreased 0.4% to 46.3% for the three months ended March 31, 2012, compared to 46.7% for the three months ended March 31, 2011. This decrease in salaries and benefits, as a percentage of net operating revenues, is due primarily to the increase in non-same store net operating revenues described above. Same-store salaries and benefits, as a percentage of net operating revenues, increased for the three months ended March 31, 2012, primarily due to an increase in the number of employed physicians along with higher health benefit costs, compared to the three months ended March 31, 2011. Supplies, as a percentage of net operating revenues, decreased 0.4% to 15.1% for the three months ended March 31, 2012, as compared to 15.5% for the three months ended March 31, 2011. This decrease is due primarily to lower implant and drug costs. Other operating expenses, as a percentage of net operating revenues, increased 0.7% to 21.5% for the three months ended March 31, 2012, as compared to 20.8% for the three months ended March 31, 2011. This increase is due primarily to increased legal expenses for the establishment of reserves for certain legal matters, legal expenses related to the industry-wide settlement with the United States Department of Health and Human Services and CMS discussed above, and legal expenses and other costs relating to the Tenet lawsuit, shareholder lawsuits and the governmental investigations discussed in more detail in “Legal Proceedings” in Part II, Item 1 of this Form 10-Q. Rent, as a percentage of net operating revenues, decreased 0.1% to 2.0% for the three months ended March 31, 2012, as compared to 2.1% for the three months ended March 31, 2011. Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased 0.2% to 0.4% for the three months ended March 31, 2012, compared to 0.6% for the three months ended March 31, 2011.

Electronic health records incentive reimbursements represent those incentives under the HITECH Act for which the recognition criterion has been met. For the three months ended March 31, 2012, we have recognized approximately $26.2 million of incentive reimbursements, or 0.8% of net operating revenues. We received payments of $5.8 million during the three months ended March 31, 2012. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.4% of net operating revenues for the three months ended March 31, 2012, of which depreciation and amortization represented 0.2% of net operating revenues.

Depreciation and amortization, as a percentage of net operating revenues, decreased 0.1% to 5.3% for the three months ended March 31, 2012, compared to 5.4% for the three months ended March 31, 2011.

Interest expense, net, decreased by $11.0 million from $163.2 million for the three months ended March 31, 2011 to $152.2 million for the three months ended March 31, 2012. A decrease in interest rates during the three months ended March 31, 2012, compared to March 31, 2011, resulted in a decrease in interest expense of $14.3 million. Additionally, interest expense decreased by $3.5 million as a result of more interest being capitalized during the three months ended March 31, 2012, as compared to the three months ended March 31, 2011, as the current year period had more major construction projects. These decreases were partially offset by an increase in our average outstanding debt during the three months ended March 31, 2012, compared to the three months ended March 31, 2011, and one additional day of interest expense since 2012 is a leap year, which resulted in an increase in interest expense of $4.9 million and $1.9 million, respectively.

The loss from early extinguishment of debt was recognized after the purchase of $850 million of the 8 7/8% Senior Notes due 2015 and the repayment of existing term loans and revolving credit facility under the Credit Facility.

The net of the above mentioned changes resulted in income from continuing operations before income taxes increasing $9.8 million from $135.7 million for the three months ended March 31, 2011 to $145.5 million for the three months ended March 31, 2012.

Provision for income taxes increased from $44.1 million for the three months ended March 31, 2011 to $45.8 million for the three months ended March 31, 2012, due primarily to the increase in income from continuing operations before income taxes in the comparable period in 2011, as discussed above. Our effective tax rate decreased from 32.5% for the three months ended March 31, 2011 to 31.5% for the three months ended March 31, 2012 due to a one-time favorable adjustment related to an amended state tax return.

Income from continuing operations, as a percentage of net operating revenues, decreased 0.1% to 3.0% for the three months ended March 31, 2012, compared to 3.1% for the three months ended March 31, 2011. Net income, as a percentage of net operating revenues, increased 0.3% to 3.0% for the three months ended March 31, 2012, compared to 2.7% for the three months ended March 31, 2011.

Net income attributable to noncontrolling interests as a percentage of net operating revenues, increased 0.1% to 0.7% for the three months ended March 31, 2012, compared to 0.6% for the three months ended March 31, 2011.

Net income attributable to Community Health Systems, Inc. was $75.5 million for the three months ended March 31, 2012, compared to $61.3 million for the three months ended March 31, 2011, representing an increase of 23.1%. The increase in net income is primarily due to the increase in net operating revenues, increase in electronic health records incentive reimbursement and decrease in interest expense, offset by increased legal expenses and the loss from early extinguishment of debt, discussed above.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $0.2 million, from $187.5 million for the three months ended March 31, 2011 to $187.3 million for the three months ended March 31, 2012. The decrease in cash provided by operating activities, in comparison to the prior year period, is primarily due to a decrease in cash flow from the change in accounts receivable of $107.0 million and from the change in supplies, prepaid expenses and other current assets of $139.4 million. These decreases in cash flows were partially offset by an increase in net income of $20.9 million, an increase in depreciation and amortization expense of $13.0 million, loss from early extinguishment of debt of $63.4 million, an increase in all other non-cash expenses of $6.5 million, an increase in cash flow from the change in accounts payable, accrued liabilities and income taxes of $111.0 million and an increase in cash flow from the change in other assets and liabilities of $31.4 million. Included in net cash provided by operating activities for the three months ended March 31, 2012 is $5.8 million of cash received for HITECH incentive reimbursements.

The cash used in investing activities was $500.3 million for the three months ended March 31, 2012, compared to $209.4 million for the three months ended March 31, 2011. The increase in cash used in investing activities, in comparison to the prior year period, is primarily due to an increase in cash used for acquisition of facilities and other related equipment of $203.0 million, an increase in cash used for purchasing property and equipment of $31.0 million and an increase in cash used for other investments of $35.5 million. Included in cash outflows for other investments for the three months ended March 31, 2012 is approximately $30.9 million of capital expenditures related to the purchase and implementation of certified EHR technology. The remaining cash outflows for other investments consists primarily of purchases and development of other internal-use software and payments made under non-employee physician recruiting agreements, of $36.8 million. Other reasons for the increase in cash used in investing activities were the decrease in proceeds from the disposition of ancillary operations of $14.6 million and the decrease in proceeds received from the sale of property and equipment of $6.8 million.

The cash provided by financing activities was $312.4 million for the three months ended March 31, 2012, compared to $6.6 million used in financing activities for the three months ended March 31, 2011. The increase in cash provided by financing activities is due primarily to the increase in borrowings under the credit agreement, proceeds from the Receivables Facility and the issuance of long-term debt, offset partially by repayments of long-term debt during the three months ended March 31, 2012, in comparison to the prior year period.

Capital Expenditures

Cash expenditures related to purchases of facilities were $248.4 million for the three months ended March 31, 2012, compared to $45.4 million for the three months ended March 31, 2011. The expenditures during the three months ended March 31, 2012 were for the purchase of two hospitals in Pennsylvania, one hospital in Illinois, a physician practice in Texas, surgery centers and other physician practices and the settlement of working capital items from 2011 acquisitions. The expenditures during the three months ended March 31, 2011 were for the purchase of surgery centers and physician practices and the settlement of working capital items from 2010 acquisitions.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the three months ended March 31, 2012 totaled $144.4 million, compared to $119.4 million for the three months ended March 31, 2011. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals for the three months ended March 31, 2012 totaled $40.5 million, compared to $34.5 million for the three months ended March 31, 2011. The costs to construct replacement hospitals for both of the three-month periods ended March 31, 2012 and 2011 represented both planning and construction costs for the four replacement hospitals discussed below.

Pursuant to hospital purchase agreements in effect as of March 31, 2012, and where final certificate of need approval has been obtained, we have commitments to build the following three replacement facilities: As required by an amendment to our lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location by November 2012. As part of an acquisition in 2007, we agreed to build a replacement hospital in Valparaiso, Indiana by April 2011; however, due to delays in receiving government approved building and zoning permits, completion is not expected until the fourth quarter of 2012. These delays did not result in any penalties under the terms of the applicable purchase agreement and we do not expect such delays to result in any significant increase in the costs to construct the replacement facility. As part of an acquisition in 2009, we agreed to build a replacement hospital in Siloam Springs, Arkansas by February 2013. Construction costs, including equipment costs, for these three replacement facilities are currently estimated to be approximately $318.5 million, of which approximately $251.0 million has been incurred to date. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement to our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need from the Alabama Certificate of Need Review Board; however, this certificate of need remains subject to the final resolution of an appeal process. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280.0 million for the Birmingham replacement facility.

Capital Resources

Net working capital was approximately $1.1 billion at March 31, 2012, compared to approximately $935.0 million at December 31, 2011. The increase in net working capital is primarily attributable to an increase in working capital due to the acquisition of three hospitals and a large physician practice.

In connection with the consummation of the Triad acquisition in July 2007, we obtained approximately $7.2 billion of senior secured financing under the Credit Facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The Credit Facility consisted of an approximately $6.1 billion funded term loan facility with a maturity of seven years, a $300 million delayed draw term loan facility (subsequently reduced by us from $400 million) with a maturity of seven years and a $750 million revolving credit facility with a maturity of six years. During the fourth quarter of 2008, $100 million of the delayed draw term loan had been drawn down by us, reducing the delayed draw term loan availability to $200 million at December 31, 2008. In January 2009, we drew down the remaining $200 million of the delayed draw term loan. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. The Credit Facility requires quarterly amortization payments of each term loan facility equal to 0.25% of the outstanding amount of the term loans. On November 5, 2010, we entered into an amendment and restatement of our existing Credit Facility. The amendment extended by two and a half years, until January 25, 2017, the maturity date of $1.5 billion of our existing term loans under the Credit Facility and increased the pricing on these term loans to LIBOR plus 350 basis points. If more than $50 million of our 8 7/8% Senior Notes remain outstanding on April 15, 2015, without having been refinanced, then the maturity date for the extended term loans will be accelerated to April 15, 2015. The amendment also increased our ability to issue additional indebtedness under the uncommitted incremental facility to $1.0 billion from $600 million, permitted us to issue term loan A loans under the incremental facility and provided up to $2.0 billion of borrowing capacity from receivable transactions, an increase of $0.5 billion, of which approximately $1.7 billion would be required to be used for repayment of our existing term loans. In addition, effective February 2, 2012, we completed an additional amendment and restatement of the Credit Facility, which extended by two and a half years, until January 25, 2017, the maturity date of an additional $1.6 billion of our existing non-extended term loans under the Credit Facility and increased the pricing on the newly extended term loans by 125 basis points. The maturity date of the balance of the term loans of approximately $2.9 billion remained unchanged at July 25, 2014.

Effective March 6, 2012, we obtained a new $750 million senior secured revolving credit facility, or the Replacement Revolver Facility, and a new $750 million incremental term loan A facility, or the Incremental Term Loan. The Replacement Revolver Facility replaced in full the existing revolving credit facility under the Credit Facility. The net proceeds of the Incremental Term Loan were used to repay the same amount of the existing term loans under the Credit Facility. The execution of these agreements resulted in a loss from early extinguishment of debt of $8.5 million with an after-tax impact of $5.3 million recorded in continuing operations for the three months ended March 31, 2012. Both the Replacement Revolver Facility and the Incremental Term Loan have a maturity date of October 25, 2016, subject to customary acceleration events and to the repayment, extension or refinancing with longer maturity debt of substantially all of the outstanding term loans maturing July 25, 2014, and 8 7/8% Senior Notes due 2015. The pricing on each of the Replacement Revolver Facility and the Incremental Term Loan is initially LIBOR plus a margin of 250 basis points, subject to adjustment based on our leverage ratio. The Incremental Term Loan amortizes at 5% in year one, 10% in years two and three, 15% in year four and 60% in year five.

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

We have agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to Eurodollar rate loans under the revolving credit facility times the maximum aggregate amount available to be drawn under all letters of credit outstanding under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit will also receive a customary fronting fee and other customary processing charges. We are obligated to pay commitment fees of 0.50% per annum (subject to reduction based upon our leverage ratio), on the unused portion of the revolving credit facility. For purposes of this calculation, swingline loans are not treated as usage of the revolving credit facility. With respect to the delayed draw term loan facility, we were also obligated to pay commitment fees of 0.50% per annum for the first nine months after the close of the Credit Facility and 0.75% per annum for the next three months after such nine-month period and thereafter 1.0% per annum. In each case, the commitment fee was based on the unused amount of the delayed draw term loan facility. After the draw down of the remaining $200 million of the delayed draw term loan in January 2009, we no longer pay any commitment fees for the delayed draw term loan facility. We also paid arrangement fees on the closing of the Credit Facility and pay an annual administrative agent fee.

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

As of March 31, 2012, the availability for additional borrowings under our Credit Facility was approximately $750 million pursuant to the revolving credit facility, of which $37.7 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements through the next 12 months and into the foreseeable future.

On March 21, 2012, CHS completed the secondary offering of $1.0 billion aggregate principal amount of 8% Senior Notes due 2019, which were issued in a private placement (at a premium of 102.5%). The net proceeds from this issuance were used to finance the purchase of $850 million aggregate principal amount of CHS’ outstanding 8 7/8% Senior Notes due 2015, to pay related fees and expenses and for general corporate purposes. On March 21, 2012, CHS completed the cash tender offer for $850 million of the $1.8 billion aggregate outstanding principal amount of 8 7/8% Senior Notes due 2015. This resulted in a loss from early extinguishment of debt of $54.9 million with an after-tax impact of $34.3 million recorded in continuing operations for the three months ended March 31, 2012.

On March 21, 2012, through certain of our subsidiaries, we entered into an accounts receivables loan agreement, or the Receivables Facility, with a group of conduit lenders and liquidity banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. The existing and future patient-related accounts receivable, or the Receivables, for certain of our hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2014, subject to customary termination events that could cause an early termination date. We maintain effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of our subsidiaries to us, and we then sell or contribute the Receivables to a special-purpose entity that is wholly-owned by us. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party conduit lenders and liquidity banks of up to $300 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party conduit lenders and liquidity banks do not have recourse to us or our subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at March 31, 2012 totaled $300.0 million and are classified as long-term debt on the condensed consolidated balance sheet. At March 31, 2012, the carrying amount of Receivables included in the Receivables Facility totaled approximately $881.9 million and are included in patient accounts receivable on the condensed consolidated balance sheet.

As of March 31, 2012, we are a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 66% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans due 2014 and 350 basis points for term loans due 2017 under the Credit Facility.

Swap #	Notional Amount (in 000’s)	Fixed Interest Rate	Termination Date	Fair Value of Liability (in 000’s)
1	$250,000	5.0185%	May 30, 2012	$1,845
2	150,000	5.0250%	May 30, 2012	1,108
3	200,000	4.6845%	September 11, 2012	3,750
4	100,000	3.3520%	October 23, 2012	1,607
5	125,000	4.3745%	November 23, 2012	3,140
6	75,000	4.3800%	November 23, 2012	1,886
7	150,000	5.0200%	November 30, 2012	4,524
8	200,000	2.2420%	February 28, 2013	3,170
9	100,000	5.0230%	May 30, 2013	5,218
10	300,000	5.2420%	August 6, 2013	18,940
11	100,000	5.0380%	August 30, 2013	6,320
12	50,000	3.5860%	October 23, 2013	2,350
13	50,000	3.5240%	October 23, 2013	2,303
14	100,000	5.0500%	November 30, 2013	7,377
15	200,000	2.0700%	December 19, 2013	5,130
16	100,000	5.2310%	July 25, 2014	10,301
17	100,000	5.2310%	July 25, 2014	10,302
18	200,000	5.1600%	July 25, 2014	20,287
19	75,000	5.0405%	July 25, 2014	7,405
20	125,000	5.0215%	July 25, 2014	12,289
21	100,000	2.6210%	July 25, 2014	4,453
22	100,000	3.1100%	July 25, 2014	5,550
23	100,000	3.2580%	July 25, 2014	5,881
24	200,000	2.6930%	October 26, 2014	9,962
25	300,000	3.4470%	August 8, 2016	27,989
26	200,000	3.4285%	August 19, 2016	18,576
27	100,000	3.4010%	August 19, 2016	9,185
28	200,000	3.5000%	August 30, 2016	19,200
29	100,000	3.0050%	November 30, 2016	7,691

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

In addition, our Credit Facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. We were in compliance with all financial ratios and other financial condition tests at March 31, 2012, and expect to remain in compliance in the future. Our ability to meet these restrictive covenants and financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our Credit Facility and/or the Notes. Upon the occurrence of an event of default under our Credit Facility or the Notes, all amounts outstanding under our Credit Facility and the Notes may become due and payable and all commitments under the Credit Facility to extend further credit may be terminated.

We believe that internally generated cash, availability for additional borrowings under our Credit Facility of $750 million (consisting of a $750 million revolving credit facility, of which $37.7 million is set aside for outstanding letters of credit as of March 31, 2012) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion and our continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash, borrowings under our Credit Facility as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.

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

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the three months ended March 31, 2012:

Three Months Ended March 31, 2012
Ratio of earnings to fixed charges (1)	1.75x

(1)	Fixed charges include interest expensed and capitalized during the year plus an estimate of the interest component of rent expense. There are no shares of preferred stock outstanding. See exhibit 12 filed as part of this Report for the calculation of this ratio.

Off-balance Sheet Arrangements

Our consolidated operating results for the three months ended March 31, 2012 and 2011, included $57.1 million and $53.0 million, respectively, of net operating revenues and $8.7 million and $5.6 million, respectively, of income from operations generated from five hospitals operated by us under operating lease arrangements. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the respective assets and the future lease obligations under these arrangements are not recorded on our condensed consolidated balance sheet. Lease costs under these arrangements are included in rent expense and totaled approximately $2.9 million and $3.1 million for the three months ended March 31, 2012 and 2011, respectively. The current terms of these operating leases expire between January 2013 and June 2022, not including lease extension options. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.

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

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of March 31, 2012, we have hospitals in 23 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also has a non-profit entity as a partner. In addition, we have three other hospitals with noncontrolling interests owned by non-profit entities. During the three months ended March 31, 2012, one of our subsidiaries purchased the outstanding partnership interests not already owned by us that were held by physician investors in the limited partnership that owns and operates Longview Regional Medical Center in Longview, Texas. The purchase price for these partnership interests was $28.8 million. After acquiring these partnership interests, one or more of our subsidiaries collectively own 100% of the outstanding equity of this hospital. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $363.5 million and $395.7 million as of March 31, 2012 and December 31, 2011, respectively. Noncontrolling interests in equity of consolidated subsidiaries was $61.7 million and $67.3 million as of March 31, 2012 and December 31, 2011, respectively. The amount of net income attributable to noncontrolling interests was $23.8 million and $17.0 million for the three months ended March 31, 2012 and 2011, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we are not permitted to introduce physician ownership at any of our wholly-owned facilities or increase the aggregate percentage of physician ownership in any of our existing joint ventures.

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

Third-Party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at March 31, 2012 from our estimated reimbursement percentage, net income for the three months ended March 31, 2012 would have changed by approximately $39.8 million, and net accounts receivable at March 31, 2012 would have changed by $63.9 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. During the three months ended March 31, 2012, we recognized a net after-tax benefit of $42.8 million from the resolution of two industry-wide governmental payment updates related to prior periods. Other than this adjustment, contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in both of the three-month periods ended March 31, 2012 and 2011.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third-party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at March 31, 2012 from our estimated collection percentage as a result of a change in expected recoveries, net income for the three months ended March 31, 2012 would have changed by $20.6 million, and net accounts receivable at March 31, 2012 would have changed by $32.7 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices.

We had approximately $2.3 billion and $2.2 billion at March 31, 2012 and December 31, 2011, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding was 56 days at both March 31, 2012 and December 31, 2011. Our target range for days revenue outstanding is 53 to 63 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $9.3 billion and $8.3 billion as of March 31, 2012 and December 31, 2011, respectively.

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor category is as follows:

	March 31, 2012	December 31, 2011
Insured receivables	65.6%	63.7%
Self-pay receivables	34.4%	36.3%

Total	100.0%	100.0%

For the hospital segment, the combined total of the allowance for doubtful accounts for self-pay accounts receivable and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 84% at both March 31, 2012 and December 31, 2011. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 91% at both March 31, 2012 and December 31, 2011.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.2% and 1.3% in 2011 and 2010, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying condensed consolidated statements of income.

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

We are primarily self-insured for these claims; however, we obtain excess insurance that transfers the risk of loss to a third-party insurer for claims in excess of our self-insured retentions. Our excess insurance is underwritten on a claims-made basis. For claims reported prior to June 1, 2002, substantially all of our professional and general liability risks were subject to a $0.5 million per occurrence self-insured retention and for claims reported from June 1, 2002 through June 1, 2003, these self-insured retentions were $2.0 million per occurrence. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially all claims reported on or after June 1, 2005 are self-insured up to $5 million per claim. Management, on occasion, has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers us for liabilities in excess of the self-insured retentions. The excess coverage consists of multiple layers of insurance, the sum of which totals up to $95 million per occurrence and in the aggregate for claims reported on or after June 1, 2003, up to $145 million per occurrence and in the aggregate for claims incurred and reported after January 1, 2008 and up to $195 million per occurrence and in the aggregate for claims reported after June 1, 2010. For certain policy years, if the first aggregate layer of excess coverage becomes fully utilized, then the self-insured retention could increase to $10 million per claim for any subsequent claims in that policy year until our total aggregate coverage is met.

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

There have been no significant changes in our estimate of the reserve for professional liability claims during the three months ended March 31, 2012.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $2.0 million as of March 31, 2012. During the three months ended March 31, 2012, we increased liabilities for uncertain tax positions by $1.0 million and increased interest and penalties by approximately $0.2 million. A total of approximately $0.5 million of interest and penalties is included in the amount of liability for uncertain tax positions at March 31, 2012. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income as income tax expense.

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

Recent Accounting Pronouncements

In July 2011, the FASB issued ASU 2011-07, which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about our policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectibility of patient service revenue. This ASU is effective for fiscal years beginning after December 15, 2011, and was adopted by us on January 1, 2012. Upon adoption, our provision for bad debts was presented as a reduction of operating revenue after contractual adjustments and discounts.

In September 2011, the FASB issued ASU 2011-08, which modifies how entities test goodwill for impairment. Previous guidance required an entity to perform a two-step goodwill impairment test at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill, and recording an impairment loss if the fair value is less than the carrying amount. This ASU allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines after that assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This ASU is required to be applied to interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and was adopted by us on January 1, 2012. The adoption of this ASU is not expected to impact our consolidated financial position, results of operations or cash flows.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	general economic and business conditions, both nationally and in the regions in which we operate,

•	implementation and effect of adopted and potential federal and state healthcare legislation,

•	risks associated with our substantial indebtedness, leverage and debt service obligations,

•	demographic changes,

•	changes in, or the failure to comply with, governmental regulations,

•	potential adverse impact of known and unknown government investigations, audits, and Federal and State False Claims Act litigation and other legal proceedings,

•	our ability, where appropriate, to enter into and maintain managed care provider arrangements and the terms of these arrangements,

•	changes in, or the failure to comply with, managed care provider contracts could result in disputes and changes in reimbursement that could be applied retroactively,

•	changes in inpatient or outpatient Medicare and Medicaid payment levels,

•	increases in the amount and risk of collectability of patient accounts receivable,

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply costs due to market pressure from pharmaceutical companies and new product releases,

•	liabilities and other claims asserted against us, including self-insured malpractice claims,

•	competition,

•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers,

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals,

•	changes in medical or other technology,

•	changes in U.S. GAAP,

•	the availability and terms of capital to fund additional acquisitions or replacement facilities,

•	our ability to successfully acquire additional hospitals or complete divestitures,

•	our ability to successfully integrate any acquired hospitals or to recognize expected synergies from such acquisitions,

•	our ability to obtain adequate levels of general and professional liability insurance and

•	timeliness of reimbursement payments received under government programs.

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

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources” in Item 2. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As interest rate swap agreements expire throughout the year, we will become more subject to variable interest rates during 2012.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $3.4 million and $1.6 million for the three months ended March 31, 2012 and 2011, respectively.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Community Health Systems, Inc. Legal Proceedings

On February 10, 2006, we received a letter from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 2006 letter focused on our hospitals in three states: Arkansas, New Mexico and South Carolina. On August 31, 2006, we received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to our three hospitals in that state. Through the beginning of 2009, we provided the Department of Justice with requested documents, met with its personnel on numerous occasions and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified us that it believed that we and these three New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. At one point, the Civil Division calculated that the three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million and said that if it proceeded to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc., pending in the United States District Court for the District of New Mexico. The federal government filed its complaint in intervention on June 30, 2009. The relator filed a second amended complaint on July 1, 2009. Both of these complaints expand the time period during which alleged improper payments were made. We filed motions to dismiss all of the federal government’s and the relator’s claims on August 28, 2009. On March 19, 2010, the court granted in part and denied in part our motion to dismiss as to the relator’s complaint. On July 7, 2010, the court denied our motion to dismiss the federal government’s complaint in intervention. On July 21, 2010, we filed our answer and pretrial discovery began. On June 2, 2011, the relator filed a Third Amended Complaint adding subsidiaries Community Health Systems Professional Services Corporation and CHS/Community Health Systems, Inc. as defendants. On June 6, 2011, the government filed its First Amended Complaint in intervention adding Community Health Systems Professional Services Corporation as a defendant. Discovery is closed. Motions for Summary Judgment were filed on March 27, 2012 and there is currently no trial date set. On March 30, 2012, the court denied our motion to exclude Plaintiffs’ expert witness testimony, which we believe fails to follow the controlling Medicaid statute and regulations and results in an exaggeration of the damages estimate by fourfold. We will have the opportunity to challenge the methodology employed at trial. We are vigorously defending this action.

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

On April 19, 2009, we were served in Roswell, New Mexico with an answer and counterclaim in the case of Roswell Hospital Corporation d/b/a Eastern New Mexico Medical Center vs. Patrick Sisneros and Tammie McClain (sued as Jane Doe Sisneros). The case was originally filed as a collection matter. The counterclaim was filed as a putative class action and alleged theories of breach of contract, unjust enrichment, misrepresentation, prima facie tort, Fair Trade Practices Act and violation of the New Mexico RICO statute. On May 7, 2009, the hospital filed a notice of removal to federal court. On July 27, 2009, the case was remanded to state court for lack of a federal question. A motion to dismiss and a motion to dismiss misjoined counterclaim plaintiffs were filed on October 20, 2009. These motions were denied. Extensive discovery has been conducted. A motion for class certification for all uninsured patients was heard on March 3 through March 5, 2010 and on April 13, 2010, the state district court judge certified the case as a class action. Numerous hearings have been conducted to assess the sufficiency of the methodology used to determine class damages. On December 5, 2011, the court entered an order approving the suggested damages methodology. The court has now ordered that class notice be sent by April 30, 2012. We are vigorously defending this action.

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

On April 8, 2011, we received a document subpoena, dated March 31, 2011, from the United States Department of Health and Human Services, OIG, in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena, issued from the OIG’s Chicago, Illinois office, requested documents from all of our hospitals and appears to concern emergency department processes and procedures, including our hospitals’ use of the Pro-MED Clinical Information System, which is a third-party software system that assists with the management of patient care and provides operational support and data collection for emergency department management and has the ability to track discharge, transfer and admission recommendations of emergency department physicians. The subpoena also requested other information about our relationships with emergency department physicians, including financial arrangements. The subpoena’s requests were very similar to those contained in the Civil Investigative Demands received by our Texas hospitals from the Office of the Attorney General of the State of Texas on November 15, 2010 (described above). This investigation is being led by the Department of Justice. We are continuing to cooperate with the government including detailing a process for a medical necessity review by clinical reviewers and physicians of a sampling of medical records at a small number of hospitals.

On April 11, 2011, Tenet Healthcare Corporation, or Tenet, filed suit against the Company, Wayne T. Smith and W. Larry Cash in the United States District Court for the Northern District of Texas. The suit alleged we committed violations of certain federal securities laws by making certain statements in various proxy materials filed with the Securities and Exchange Commission, or SEC, in connection with our offer to purchase Tenet. Tenet alleged that we engaged in a practice to under-utilize observation status and over-utilize inpatient admission status and asserts that by doing so, we created undisclosed financial and legal liability to federal, state and private payors. The suit seeks declaratory and injunctive relief and Tenet’s costs. On April 19, 2011, we filed a motion to dismiss the complaint. On April 28, 2011, we responded to the allegations during our earnings release conference call (see our Form 8-K furnished on April 28, 2011). On May 16, 2011, Tenet filed an amended complaint. On June 29, 2011, we filed a motion to dismiss the amended complaint. A hearing on our motion to dismiss occurred on September 8, 2011. On March 21, 2012, the court dismissed this case in its entirety, with prejudice.

On April 22, 2011, a joint motion was filed by the relator and the United States Department of Justice in the case styled United States ex rel. and Reuille vs. Community Health Systems Professional Services Corporation and Lutheran Musculoskeletal Center, LLC d/b/a Lutheran Hospital, in the United States District Court for the Northern District of Indiana, Fort Wayne Division. The lawsuit was originally filed under seal on January 7, 2009. The suit is brought under the False Claims Act and alleges that Lutheran Hospital of Indiana billed the Medicare program for (a) false 23 hour observation after outpatient surgeries and procedures, and (b) intentional assignment of inpatient status to one-day stays for cases that do not meet Medicare criteria for inpatient intensity of service or severity of illness. The relator had worked in the case management department of Lutheran Hospital of Indiana but was reassigned to another department in the fall of 2006. This facility was acquired by us as part of the July 25, 2007 merger transaction with Triad Hospitals, Inc. The complaint also includes allegations of age discrimination in Ms. Reuille’s 2006 reassignment and retaliation in connection with her resignation on October 1, 2008. We had cooperated fully with the government in its investigation of this matter, but had been unaware of the exact nature of the allegations in the complaint. On December 27, 2010, the government filed a notice that it declined to intervene in this suit. The motion contained additional information about how the government intended to proceed with an investigation regarding “allegations of improper billing for inpatient care at other hospitals associated with Community Health Systems, Inc. . . . asserted in other qui tam complaints in other jurisdictions.” The motion stated that the Department of Justice has “consolidated its investigations” of the Company and other related entities and that “the Civil Division of the Department of Justice, multiple United States Attorneys’ offices, and the Office of Inspector General for the Department of Health and Human Services, or HHS, are now closely coordinating their investigation of these overlapping allegations. The Attorney General of Texas has initiated an investigation; the United States intends to work cooperatively with Texas and any other States investigating these allegations.” The motion also stated that the Office of Audit Services for the Office of Investigations for HHS has been engaged to conduct a national audit of certain of our Medicare claims. The government confirmed that it considers the allegations made in the complaint styled Tenet Healthcare Corporation vs. Community Health Systems, Inc., et al. filed in the United States District Court for the Northern District of Texas, Dallas Division on April 11, 2011 to be related to the allegations in the qui tam and to what the government is now describing as a consolidated investigation. (Because qui tam suits are filed “under seal,” no one but the relator and the government knows that the suit has been filed or what allegations are being made by the relator on behalf of the government. Initially, the government has 60 days to make a determination about whether to intervene in a case and to act as the plaintiff or to decline to intervene and allow the relator to act as the plaintiff in the suit, but extensions of time are frequently granted to allow the government additional time to investigate the allegations. Even if, in the course of an investigation, the court partially unseals a complaint to allow the government and a defendant to work to a resolution of the complaint’s allegations, the defendant is prohibited from revealing to anyone even that the partial unsealing has occurred. As the investigation proceeds, we may learn of additional qui tam suits filed against us or our affiliated hospitals or related entities, or that contact letters, document requests, or medical record requests we have received in the past from various governmental agencies are generated from qui tam cases filed under seal.) The motion filed on April 22, 2011 concluded by requesting a stay of the litigation in the Reuille case for 180 days, and on April 25, 2011, the court granted the motion. Our management company subsidiary, Community Health Systems Professional Services Corporation, the defendant in the Reuille case, consented to the request for the stay. On October 19, 2011, the government filed an application to transfer the Reuille case to the Middle District of Tennessee or for an extension of the stay for an additional 180 days. We agreed that a stay for an additional, but shorter period of time, 90 days, was appropriate, but did not consent to the transfer of the case. Our response setting forth our legal arguments was filed on October 24, 2011. On November 1, 2011, the court denied the motion to transfer the matter and extended the stay until April 30, 2012. On April 26, 2012, we joined the government and the relator in a motion to extend the stay in this case for an additional 180 days. As noted in that filing, we are working with the government on a probe audit of medical records (described above with respect to the April 2011 subpoena). We are cooperating fully with the government in its investigations.

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

Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, W. Larry Cash, T. Mark Buford, John A. Clerico, James S. Ely III, John A. Fry, William Norris Jennings, Julia B. North and H. Mitchell Watson, Jr., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, W. Larry Cash, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North and H. Mitchell Watson, Jr., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, W. Larry Cash, T. Mark Buford, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North, H. Mitchell Watson, Jr. and Community Health Systems, Inc., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. On September 28, 2011, the court ordered that the Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund action and the Roofers Local No. 149 Pension Fund action be consolidated for pretrial purposes, and appointed the derivative plaintiffs’ lead counsel. On November 29, 2011, the court ordered that the Lambert Sweat action be consolidated with the Plumbers and Roofers consolidated derivative actions. The Plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. A responsive pleading is due May 14, 2012. We believe all of these matters are without merit and will vigorously defend them.

On June 2, 2011, an order was entered unsealing a relator’s qui tam complaint in the matter of U.S. ex. rel Wood M. Deming, MD, individually and on behalf of Regional Cardiology Consultants, PC v. Jackson-Madison County General Hospital, an Affiliate of West Tennessee Healthcare, Regional Hospital of Jackson, a Division of Community Health Systems Professional Services Corporation, James Moss, individually, Timothy Puthoff, individually, Joel Perchik, MD, individually, and Elie H. Korban, MD, individually. The action is pending in the Western District of Tennessee, Jackson Division. Regional Hospital of Jackson is an affiliated hospital and Mr. Puthoff is a former chief executive officer there. The Order recited that the United States had elected to intervene to a limited degree only concerning the claims against Dr. Korban for false and fraudulent billing for allegedly unnecessary stent procedures and for causing the submission of false claims by the hospitals. The United States expressly declined to intervene in all other claims against all other named defendants. On July 28, 2011, we were served by the relator. On September 7, 2011, we filed our answer. On January 26, 2012, the relator was granted unopposed leave to file an amended complaint, but has not yet done so. We believe the claims against our hospital are without merit and we will vigorously defend this case.

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

On February 2, 2012, an order was entered unsealing a relator’s qui tam complaint in the matter of Pamela Gronemeyer ex rel. United States of America v. Crossroads Community Hospital. The action is pending in the United States District Court, Southern District of Illinois. Crossroads Community Hospital is an affiliated hospital. The order recited that the United States had declined to intervene in this matter. We had previously disclosed this matter in the context of our response to a subpoena concerning blood administration practices at an affiliated Illinois hospital. We were served in this case on April 18, 2012. We believe the claim against our hospital is without merit and we will vigorously defend this case.

On February 4, 2010, suit was filed in the matter styled Managed Care Solutions, Inc. v. Community Health Systems, Inc., United States District Court for the Southern District of Florida. Plaintiff contracted with two affiliated hospitals to provide services collecting receivables from third-party payors. Plaintiff seeks to extend the contract to additional facilities at which it never provided any services and is claiming $435 million in damages. A motion for summary judgment was filed on February 17, 2012. Trial is currently scheduled for June 4, 2012. We will continue to vigorously defend this action.

On February 23, 2012, our hospital in Hattiesburg, Mississippi received a document subpoena from the United States Department of Health and Human Services, OIG relating to its relationship with Allegiance Health Management, Inc., or Allegiance, a company that provides intensive outpatient psychiatric, or IOP, services to its patients. The subpoena seeks information concerning the hospital’s financial relationship with Allegiance, medical records of patients receiving IOP services, and other documents relating to Allegiance such as agreements, policies and procedures, audits, complaints, budgets, financial analyses and identities of those delivering services. This is our only hospital that received services from this vendor. We are cooperating fully with this investigation.

On January 30, 2012, an order was entered unsealing a relator’s qui tam complaint in the matter of U.S. ex rel. Wilson v. Crestwood Healthcare LP d/b/a Crestwood Medical Center, et al., United States District Court for the Northern District of Alabama and originally filed on September 16, 2011. Co-defendant Dr. Pamela Hudson is the chief executive officer there. The matter concerns lease arrangements with the other named physician co-defendants. The government declined to intervene in this case. The hospital was served on February 21, 2012, and a motion to dismiss was filed on April 30, 2012. We are vigorously defending this matter.

On February 29, 2012, Gregg Becker, a former chief financial officer at Rockwood Clinic in Spokane, Washington, sued “Community Health Systems, Inc. d/b/a Community Health Systems Professional Services Corporation d/b/a Community Health Systems d/b/a Community Health Systems PSC, Inc. d/b/a Rockwood Clinic P.S and Rockwood Clinic, PS” in Superior Court, Spokane, Washington. On March 9, 2012, the case was removed to federal court in Spokane. Becker claims he was wrongfully terminated for allegedly refusing to certify a budget for Rockwood Clinic in 2012. On February 29, 2012, he also filed an administrative complaint with the Department of Labor, Occupational Safety and Health Administration alleging that he is a whistleblower under Sarbanes-Oxley. On April 5, 2012, motions to dismiss on the merits and jurisdictional grounds were filed in the civil case. We will vigorously defend this action.

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

•

Prior to the receipt of the civil investigative demands in Texas in November 2010, no concerns had been raised that the Pro-MED emergency department management system inappropriately caused physicians or hospitals to order tests or admit patients, and we continue to dispute that it does so; and

•

The purported “observation rate” metric, which served as a basis for allegations contained in Tenet’s lawsuit, is not generally accepted in the industry and fails to account for patients who are treated and discharged promptly (i.e., neither admitted as inpatients nor placed in observation). We continue to dispute the validity of the metric in the manner used by Tenet or that the metric is a meaningful indicator of incorrect billing practices, and on March 21, 2012, Tenet’s lawsuit was dismissed in its entirety.

Since April 2011, our Audit and Compliance Committee and/or Board of Directors has met, on average, monthly to review the status of the lawsuits and investigations relating to allegations of improper billing for inpatient care at our hospitals and to oversee management in connection with our investigation and defense of these matters. At many of those meetings, the independent members of the Board of Directors have met in separate session, first with outside counsel handling the investigations and lawsuits, and then alone, to discuss their duties and oversight of these matters. The independent members of the Board of Directors have determined that (a) the Audit and Compliance Committee is the correct and most capable group of directors to oversee these matters and, given the independence and authority of the Audit and Compliance Committee, there is no need to form a further special committee to oversee these matters, and (b) outside counsel is handling the investigation and defense of these matters in the best interests of us and our stockholders and there is no need to engage separate counsel in connection with the investigation of these matters.

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

None

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. Our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $50 million in the aggregate plus the aggregate amount of proceeds from the exercise of stock options. The indenture governing our Notes also limits our ability to pay dividends and/or repurchase stock. As of March 31, 2012, under the most restrictive test under these agreements, we have approximately $80.4 million available with which to pay permitted dividends and/or repurchase shares of stock or our Senior Notes.

Item 3.     Defaults Upon Senior Securities

None

Item 4.     Mine Safety Disclosures

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

COMMUNITY HEALTH SYSTEMS, INC. (Registrant)

By:	/s/ Wayne T. Smith
Wayne T. Smith Chairman of the Board, President and Chief Executive Officer (principal executive officer)

By:	/s/ W. Larry Cash
W. Larry Cash Executive Vice President, Chief Financial Officer and Director (principal financial officer)

By:	/s/ Kevin J. Hammons
Kevin J. Hammons Vice President and Chief Accounting Officer (principal accounting officer)

Date: April 27, 2012

Index to Exhibits

No.	Description
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Schema Document*
101.CAL	XBRL Calculation Linkbase Document*
101.DEF	XBRL Definition Linkbase Document*
101.LAB	XBRL Label Linkbase Document*
101.PRE	XBRL Presentation Linkbase Document*

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised pursuant to Rule 406T of Regulation S-T that this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.