Form 10-Q
period 2012-06-30
COMMUNITY HEALTH SYSTEMS INC
filed 2012-07-27
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

Commission file number 001-15925

COMMUNITY HEALTH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3893191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4000 Meridian Boulevard Franklin, Tennessee	37067 (Zip Code)
(Address of principal executive offices)

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

As of July 19, 2012, there were outstanding 90,963,226 shares of the registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Six Months Ended June 30, 2012

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$115,109	$129,865
Patient accounts receivable, net of allowance for doubtful accounts of $2,105,051 and $1,891,334 at June 30, 2012 and December 31, 2011, respectively	2,055,292	1,834,167
Supplies	358,597	346,611
Prepaid income taxes	16,721	101,389
Deferred income taxes	89,797	89,797
Prepaid expenses and taxes	126,883	112,613
Other current assets	234,764	231,647

Total current assets	2,997,163	2,846,089

Property and equipment	9,808,757	9,369,528
Less accumulated depreciation and amortization	(2,760,532)	(2,513,552)

Property and equipment, net	7,048,225	6,855,976

Goodwill	4,372,993	4,264,845

Other assets, net	1,454,625	1,241,930

Total assets	$15,873,006	$15,208,840

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$83,877	$63,706
Accounts payable	770,450	748,997
Accrued interest	82,742	110,121
Accrued liabilities	962,056	988,315

Total current liabilities	1,899,125	1,911,139

Long-term debt	9,241,489	8,782,798

Deferred income taxes	704,725	704,725

Other long-term liabilities	998,984	949,990

Total liabilities	12,844,323	12,348,652

Redeemable noncontrolling interests in equity of consolidated subsidiaries	367,909	395,743

EQUITY
Community Health Systems, Inc. stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 91,917,432 shares issued and 90,941,883 shares outstanding at June 30, 2012, and 91,547,079 shares issued and 90,571,530 shares outstanding at December 31, 2011	919	915
Additional paid-in capital	1,101,224	1,086,008
Treasury stock, at cost, 975,549 shares at June 30, 2012 and December 31, 2011	(6,678)	(6,678)
Accumulated other comprehensive loss	(159,546)	(184,479)
Retained earnings	1,660,163	1,501,330

Total Community Health Systems, Inc. stockholders’ equity	2,596,082	2,397,096
Noncontrolling interests in equity of consolidated subsidiaries	64,692	67,349

Total equity	2,660,774	2,464,445

Total liabilities and equity	$15,873,006	$15,208,840

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Operating revenues (net of contractual allowances and discounts)	$3,746,428	$3,433,829	$7,529,919	$6,787,881
Provision for bad debts	503,454	433,002	989,910	832,971

Net operating revenues	3,242,974	3,000,827	6,540,009	5,954,910

Operating costs and expenses:
Salaries and benefits	1,497,446	1,384,096	3,022,421	2,763,463
Supplies	489,729	449,279	988,308	907,096
Other operating expenses	736,225	654,737	1,445,168	1,269,530
Electronic health records incentive reimbursement	(16,802)	-	(42,970)	-
Rent	66,463	62,431	133,687	125,601
Depreciation and amortization	179,801	161,376	354,155	319,531

Total operating costs and expenses	2,952,862	2,711,919	5,900,769	5,385,221

Income from operations	290,112	288,908	639,240	569,689
Interest expense, net	151,607	163,230	303,782	326,448
Loss from early extinguishment of debt	-	-	63,429	-
Equity in earnings of unconsolidated affiliates	(13,181)	(12,017)	(25,194)	(30,151)

Income from continuing operations before income taxes	151,686	137,695	297,223	273,392
Provision for income taxes	49,519	44,821	95,338	88,913

Income from continuing operations	102,167	92,874	201,885	184,479

Discontinued operations, net of taxes:
Income (loss) from operations of entities sold	-	235	(466)	(1,443)
Impairment of hospitals sold	-	(39,562)	-	(47,930)
Loss on sale, net	-	-	-	(3,234)

Loss from discontinued operations, net of taxes	-	(39,327)	(466)	(52,607)

Net income	102,167	53,547	201,419	131,872
Less: Net income attributable to noncontrolling interests	18,808	18,158	42,586	35,159

Net income attributable to Community Health Systems, Inc.	$83,359	$35,389	$158,833	$96,713

Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.94	$0.82	$1.79	$1.64
Discontinued operations	-	(0.43)	(0.01)	(0.58)

Net income	$0.94	$0.39	$1.79	$1.06

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.93	$0.81	$1.79	$1.62
Discontinued operations	-	(0.43)	(0.01)	(0.57)

Net income	$0.93	$0.39	$1.78	$1.05

Weighted-average number of shares outstanding:
Basic	89,147,472	91,130,672	88,911,126	91,069,876

Diluted	89,530,639	91,783,725	89,191,651	91,960,610

(1) Total per share amounts may not add due to rounding.

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net income	$102,167	$53,547	$201,419	$131,872
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps	9,976	(8,969)	20,512	27,477
Net change in fair value of available-for-sale securities	(527)	268	2,140	1,338
Amortization and recognition of unrecognized pension cost components	1,140	807	2,281	1,579

Other comprehensive income (loss)	10,589	(7,894)	24,933	30,394

Comprehensive income	112,756	45,653	226,352	162,266
Less: Comprehensive income attributable to noncontrolling interests	18,808	18,158	42,586	35,159

Comprehensive income attributable to Community Health Systems, Inc.	$93,948	$27,495	$183,766	$127,107

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2012	2011

Cash flows from operating activities
Net income	$201,419	$131,872
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	354,155	324,367
Stock-based compensation expense	20,624	20,732
Loss on sale, net	-	3,234
Impairment of hospitals sold	-	47,930
Loss from early extinguishment of debt	63,429	-
Excess tax benefit relating to stock-based compensation	(1,037)	(4,659)
Other non-cash expenses, net	16,461	4,313
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(199,383)	(83,082)
Supplies, prepaid expenses and other current assets	(39,920)	9,374
Accounts payable, accrued liabilities and income taxes	51,843	129,518
Other	15,336	1,086

Net cash provided by operating activities	482,927	584,685

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(245,227)	(204,264)
Purchases of property and equipment	(386,461)	(351,383)
Proceeds from disposition of ancillary operations	-	18,464
Proceeds from sale of property and equipment	3,437	8,034
Increase in other investments	(162,316)	(75,211)

Net cash used in investing activities	(790,567)	(604,360)

Cash flows from financing activities
Proceeds from exercise of stock options	1,269	18,831
Repurchase of restricted stock shares for payroll tax withholding requirements	(9,074)	-
Deferred financing costs	(63,986)	(234)
Excess tax benefit relating to stock-based compensation	1,037	4,659
Stock buy-back	-	(50,002)
Proceeds from noncontrolling investors in joint ventures	637	863
Redemption of noncontrolling investments in joint ventures	(35,888)	(3,303)
Distributions to noncontrolling investors in joint ventures	(34,590)	(30,078)
Borrowings under credit agreements	5,244,263	-
Issuance of long-term debt	1,025,000	-
Proceeds from receivables facility	300,000	-
Repayments of long-term indebtedness	(6,135,784)	(28,798)

Net cash provided by (used in) financing activities	292,884	(88,062)

Net change in cash and cash equivalents	(14,756)	(107,737)
Cash and cash equivalents at beginning of period	129,865	299,169

Cash and cash equivalents at end of period	$115,109	$191,432

Supplemental disclosure of cash flow information:
Interest payments	$331,161	$327,717

Income tax paid (refunds received), net	$22,028	$(25,697)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the “Company”) as of June 30, 2012 and December 31, 2011 and for the three-month and six-month periods ended June 30, 2012 and June 30, 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2012, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011, contained in the Company’s Annual Report on Form 10-K.

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

Allowance for Doubtful Accounts. In July 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-07, which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about the Company’s policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectibility of patient service revenue. This ASU was adopted by the Company on January 1, 2012. Upon adoption, the Company’s provision for bad debts was presented as a reduction of operating revenues after contractual adjustments and discounts. The condensed consolidated statement of income for the three and six months ended June 30, 2011 has been restated to present the provision for bad debts as a reduction of operating revenues for comparative purposes with the June 30, 2012 presentation.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), recognized during the three and six months ended June 30, 2012 and 2011, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Medicare	$950,887	$918,669	$2,015,043	$1,842,533
Medicaid	396,566	348,232	711,657	669,757
Managed Care and other third-party payors	1,911,861	1,751,817	3,818,350	3,451,677
Self-pay	487,114	415,111	984,869	823,914

Total	$3,746,428	$3,433,829	$7,529,919	$6,787,881

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

During the three and six months ended June 30, 2012, the Company recognized approximately $16.8 million and $43.0 million, respectively, of incentive reimbursement for HITECH incentives from Medicare and Medicaid related to certain of the Company’s hospitals and from Medicare and Medicaid for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements were presented as a reduction of operating expenses on the condensed consolidated statement of income. During the three and six months ended June 30, 2012, the Company received cash related to the incentive reimbursement for HITECH incentives of approximately $22.6 million and $28.8 million, respectively. No incentive reimbursements were recognized during the three-month and six-month periods ended June 30, 2011.

Reimbursement Settlements. Included in net operating revenues for the six months ended June 30, 2012 is approximately $101.8 million of net operating revenues from an industry-wide settlement with the United States Department of Health and Human Services and Centers for Medicare and Medicaid Services, based on a claim that acute-care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system in federal fiscal years 1999 through 2011. The underpayments resulted from calculations related to the rural floor budget neutrality adjustments implemented in connection with the Balanced Budget Act of 1997. Also included in net operating revenues for the six months ended June 30, 2012 is an unfavorable adjustment of approximately $21.0 million related to the newly issued Supplemental Security Income ratios for federal fiscal years 2006 through 2009 utilized for calculating Medicare Disproportionate Share Hospital reimbursements.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (the “IRC”), as well as stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Prior to being amended in 2009, the 2000 Plan also allowed for the grant of phantom stock. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2000 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10-year contractual term, options granted in 2005 through 2007 have an eight-year contractual term and options granted in 2008 or later have a 10-year contractual term. As of June 30, 2012, 446,221 shares of unissued common stock were reserved for future grants under the 2000 Plan.

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Options granted in 2011 have a 10-year contractual term. As of June 30, 2012, 1,627,477 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The exercise price of all options granted is equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Effect on income from continuing operations before income taxes	$(10,129)	$(10,814)	$(20,624)	$(20,732)

Effect on net income	$(6,432)	$(6,867)	$(13,096)	$(13,165)

At June 30, 2012, $54.9 million of unrecognized stock-based compensation expense was expected to be recognized over a weighted-average period of 21 months. Of that amount, $11.0 million related to outstanding unvested stock options was expected to be recognized over a weighted-average period of 20 months and $43.9 million related to outstanding unvested restricted stock and restricted stock units was expected to be recognized over a weighted-average period of 21 months. There were no modifications to awards during the three-month and six-month periods ended June 30, 2012.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected volatility	59.9%	38.1%	57.8%	31.5%
Expected dividends	-	-	-	-
Expected term	4 years	4 years	4.1 years	4 years
Risk-free interest rate	0.6%	1.4%	0.7%	1.7%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

In determining the expected term, the Company examined concentrations of option holdings and historical patterns of option exercises and forfeitures, as well as forward-looking factors, in an effort to determine if there were any discernable employee populations. From this analysis, the Company identified two primary employee populations, one consisting of certain senior executives and the other one consisting of substantially all other recipients.

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

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of June 30, 2012, and changes during each of the three-month periods following December 31, 2011, were as follows (in thousands, except share and per share data):

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of June 30, 2012
Outstanding at December 31, 2011	8,389,142	$32.83
Granted	246,500	21.07
Exercised	(17,244)	17.88
Forfeited and cancelled	(130,475)	32.27

Outstanding at March 31, 2012	8,487,923	32.53
Granted	4,000	21.91
Exercised	(50,018)	19.20
Forfeited and cancelled	(103,448)	33.38

Outstanding at June 30, 2012	8,338,457	$32.59	4.8 years	$15,756

Exercisable at June 30, 2012	6,732,861	$32.67	3.9 years	$12,670

The weighted-average grant date fair value of stock options granted during the three months ended June 30, 2012 and 2011 was $10.01 and $8.89, respectively, and $9.16 and $10.29 during the six months ended June 30, 2012 and 2011, respectively. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($28.03) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on June 30, 2012. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended June 30, 2012 and 2011 was $0.3 million and $0.2 million, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2012 and 2011 was $0.4 million and $6.1 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of June 30, 2012, and changes during each of the three-month periods following December 31, 2011, were as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2011	2,207,612	$32.95
Granted	660,500	21.07
Vested	(1,082,821)	29.67
Forfeited	(1,000)	37.96

Unvested at March 31, 2012	1,784,291	30.54
Granted	8,000	21.91
Vested	(7,001)	29.78
Forfeited	(7,000)	31.39

Unvested at June 30, 2012	1,778,290	30.50

Phantom stock and restricted stock units (“RSUs”) have been granted to the Company’s outside directors under the 2000 Plan and the 2009 Plan. On February 25, 2009, each of the Company’s outside directors received a grant under the 2000 Plan of 7,151 shares of phantom stock. On May 19, 2009, the newly elected outside director received a grant under the 2000 Plan of 7,151 RSUs. On February 24, 2010, six of the Company’s seven outside directors each received a grant under the 2000 Plan of 4,130 RSUs and one outside director, who did not stand for reelection in 2010, did not receive such a grant. On February 23, 2011, each of the Company’s outside directors received a grant under the 2009 Plan of 3,688 RSUs. On February 16, 2012, each of the Company’s outside directors received a grant under the 2009 Plan of 6,645 RSUs. Vesting of these shares of phantom stock and RSUs occurs in one-third increments on each of the first three anniversaries of the award date. Restricted stock units and phantom stock outstanding under the 2000 Plan and the 2009 Plan as of June 30, 2012, and changes during each of the three-month periods following December 31, 2011, were as follows:

	Shares	Weighted-Average Grant Date Fair Value
Unvested at December 31, 2011	52,956	$31.67
RSUs Granted February 16, 2012	39,870	21.07
Vested	(27,556)	28.19
Forfeited	-	-

Unvested at March 31, 2012	65,270	26.67
RSUs Granted	-	-
Vested	(2,384)	25.27
Forfeited	-	-

Unvested at June 30, 2012	62,886	26.72

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Directors’ fees earned and deferred into plan	$28	$55	$55	$110

Share equivalent units	1,237	2,142	2,218	3,517

At June 30, 2012, a total of 30,993 share equivalent units were deferred in the plan with an aggregate fair value of $0.9 million, based on the closing market price of the Company’s common stock at June 30, 2012 of $28.03.

3.  COST OF REVENUE

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office, which were $56.6 million and $47.8 million for the three months ended June 30, 2012 and 2011, respectively, and $104.2 million and $89.5 million for the six months ended June 30, 2012 and 2011, respectively. Included in these amounts is stock-based compensation expense of $10.1 million and $10.8 million for the three months ended June 30, 2012 and 2011, respectively, and $20.6 million and $20.7 million for the six months ended June 30, 2012 and 2011, respectively.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Effective March 5, 2012, one or more subsidiaries of the Company completed a merger with Diagnostic Clinic of Longview, P.A., which is a multi-specialty clinic serving residents of Longview, Texas and surrounding East Texas communities. This merger was accounted for as a purchase business combination. The total cash consideration paid for the business, including net working capital, was approximately $52.3 million, with additional consideration of $12.7 million assumed in liabilities, for a total consideration of $65.0 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of June 30, 2012, approximately $41.8 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital. Adjustments to the purchase price allocation are not expected to be material.

Effective March 1, 2012, one or more subsidiaries of the Company completed the acquisition of MetroSouth Medical Center (330 licensed beds) located in Blue Island, Illinois. The total cash consideration paid for fixed assets was approximately $39.3 million with additional consideration of $11.5 million assumed in liabilities as well as a credit applied at closing of $0.9 million for negative acquired working capital, for a total consideration of $49.9 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of June 30, 2012, no goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective January 1, 2012, one or more subsidiaries of the Company completed the acquisition of Moses Taylor Healthcare System based in Scranton, Pennsylvania, which is a healthcare system comprised of two acute care hospitals and other healthcare providers. This healthcare system includes Moses Taylor Hospital (217 licensed beds) located in Scranton, Pennsylvania, and Mid-Valley Hospital (25 licensed beds) located in Peckville, Pennsylvania. The total cash consideration paid for fixed assets and working capital was approximately $151.1 million and $9.2 million, respectively, with additional consideration of $13.5 million assumed in liabilities, for a total consideration of $173.8 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of June 30, 2012, approximately $54.9 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective October 1, 2011, one or more subsidiaries of the Company completed the acquisition of Tomball Regional Hospital (358 licensed beds) located in Tomball, Texas. The total cash consideration paid for fixed assets and working capital was approximately $192.0 million and $17.5 million, respectively, with additional consideration of $15.9 million assumed in liabilities, for a total consideration of $225.4 million. Based upon the Company’s final purchase price allocation relating to this acquisition, as of June 30, 2012, approximately $32.4 million of goodwill has been recorded.

Effective May 1, 2011, one or more subsidiaries of the Company completed the acquisition of Mercy Health Partners based in Scranton, Pennsylvania, which is a healthcare system comprised of two acute care hospitals, a long-term acute care facility and other healthcare providers. This healthcare system includes Regional Hospital of Scranton (198 licensed beds) located in Scranton, Pennsylvania, and Tyler Memorial Hospital (48 licensed beds) located in Tunkhannock, Pennsylvania. This healthcare system also includes a long-term acute care facility, Special Care Hospital (67 licensed beds) located in Nanticoke, Pennsylvania, as well as several outpatient clinics and other ancillary facilities. The total cash consideration paid for fixed assets was approximately $150.8 million, with additional consideration of $12.3 million assumed in liabilities as well as a credit applied at closing of $2.1 million for negative acquired working capital, for a total consideration of $161.0 million. Based upon the Company’s final purchase price allocation relating to this acquisition, as of June 30, 2012, approximately $43.1 million of goodwill has been recorded.

Additionally, during the six months ended June 30, 2012, the Company paid approximately $13.2 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by its hospitals. In connection with these acquisitions, the Company allocated approximately $3.4 million of the consideration paid to property and equipment, $0.3 million to net working capital, and the remainder, approximately $9.5 million consisting of intangible assets that do not qualify for separate recognition, was allocated to goodwill. These acquisition transactions were accounted for as purchase business combinations.

Approximately $2.3 million and $5.3 million of acquisition costs related to prospective and closed acquisitions were expensed during the three months ended June 30, 2012 and 2011, respectively, and $6.6 million and $8.7 million for the six months ended June 30, 2012 and 2011, respectively.

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

The Company has classified the results of operations for Oregon Medical Group, SouthCrest Hospital, Claremore Regional Hospital and Cleveland Regional Hospital as discontinued operations in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2012 and 2011.

Net operating revenues and loss from discontinued operations for the respective periods are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net operating revenues	$-	$68,479	$-	$140,563

Income (loss) from operations of entities sold before income taxes	-	392	(729)	(2,280)
Impairment of hospitals sold	-	(38,600)	-	(51,695)
Loss on sale, net	-	-	-	(5,061)

Loss from discontinued operations, before taxes	-	(38,208)	(729)	(59,036)
Income tax expense (benefit)	-	1,119	(263)	(6,429)

Loss from discontinued operations, net of taxes	$-	$(39,327)	$(466)	$(52,607)

Interest expense was allocated to discontinued operations based on sale proceeds available for debt repayment.

6.  INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $2.0 million as of June 30, 2012. During the six months ended June 30, 2012, the Company increased liabilities for uncertain tax positions by $1.0 million and increased interest and penalties by approximately $0.3 million. A total of approximately $0.5 million of interest and penalties is included in the amount of the liability for uncertain tax positions at June 30, 2012. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, the Company does not anticipate the change will have a material impact on its consolidated results of operations or consolidated financial position.

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company has extended the federal statute of limitations for Triad Hospitals, Inc. (“Triad”) for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003. The Internal Revenue Service (the “IRS”) has concluded its examination of the federal tax return of Triad for the tax periods ended December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007, and the statutes of limitations for those years will close on December 31, 2012. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2008 and federal

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

income tax examinations with respect to Community Health Systems, Inc. federal returns for years prior to 2007. The Company’s federal income tax returns for the 2007, 2008, 2009 and 2010 tax years are currently under examination by the IRS. The Company believes the results of this examination will not be material to its consolidated results of operations or consolidated financial position. In connection with the Company’s 2007 and 2008 IRS examinations, the IRS has taken exception to the timing of the Company’s malpractice expense deductions. Management believes that the Company’s deduction timing is appropriate, and will work to resolve this item over the next 24 months. If management is unable to sustain the current timing of the Company’s deduction, then it would be subject to interest and penalty costs. Management does not consider this matter to have met the recognition criteria to be considered an uncertain tax position for which a reserve is necessary.

Cash paid for income taxes, net of refunds received, resulted in net cash paid of $22.1 million and a net cash refund of $25.0 million for the three months ended June 30, 2012 and 2011, respectively. Cash paid for income taxes, net of refunds received, resulted in net cash paid of $22.0 million and a net cash refund of $25.7 million for the six months ended June 30, 2012 and 2011, respectively.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2012, are as follows (in thousands):

Balance as of December 31, 2011	$4,264,845
Goodwill acquired as part of acquisitions during 2012	106,189
Consideration adjustments and purchase price allocation adjustments for prior year’s acquisitions	1,959

Balance as of June 30, 2012	$4,372,993

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments meet the criteria to be classified as reporting units. At June 30, 2012, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $4.3 billion, $40.5 million and $33.3 million, respectively, of goodwill.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The gross carrying amount of the Company’s other intangible assets subject to amortization was $61.8 million at June 30, 2012 and $60.0 million at December 31, 2011, and the net carrying amount was $29.6 million at June 30, 2012 and $30.6 million at December 31, 2011. The carrying amount of the Company’s other intangible assets not subject to amortization was $47.3 million at June 30, 2012 and $46.9 million at December 31, 2011. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average amortization period for the intangible assets subject to amortization is approximately eight years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $1.9 million and $2.3 million during the three months ended June 30, 2012 and 2011, respectively, and $3.7 million and $4.2 million during the six months ended June 30, 2012 and 2011, respectively. Amortization expense on intangible assets is estimated to be $4.4 million for the remainder of 2012, $5.5 million in 2013, $3.5 million in 2014, $3.2 million in 2015, $2.4 million in 2016, $2.2 million in 2017 and $8.4 million thereafter.

The gross carrying amount of capitalized software for internal use was approximately $544.5 million and $451.0 million at June 30, 2012 and December 31, 2011, respectively, and the net carrying amount considering accumulated amortization was approximately $294.2 million and $241.3 million at June 30, 2012 and December 31, 2011, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight years. There is no expected residual value for capitalized internal-use software. At June 30, 2012, there was approximately $171.9 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $21.7 million and $16.7 million during the three months ended June 30, 2012 and 2011, respectively, and $41.4 million and $34.7 million during the six months ended June 30, 2012 and 2011, respectively. Amortization expense on capitalized internal-use software is estimated to be $48.8 million for the remainder of 2012, $97.7 million in 2013, $60.4 million in 2014, $26.7 million in 2015, $19.4 million in 2016, $16.2 million in 2017 and $25.0 million thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

8.  EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income from continuing operations, discontinued operations and net income attributable to Community Health Systems, Inc. common stockholders (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations, net of taxes	$102,167	$92,874	$201,885	$184,479
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	18,808	18,158	42,586	35,159

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$83,359	$74,716	$159,299	$149,320

Loss from discontinued operations, net of taxes	$-	$(39,327)	$(466)	$(52,607)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	-	-	-	-

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$-	$(39,327)	$(466)	$(52,607)

Denominator:
Weighted-average number of shares outstanding — basic	89,147,472	91,130,672	88,911,126	91,069,876
Effect of dilutive securities:
Restricted stock awards	160,211	263,876	90,722	258,871
Employee stock options	214,353	381,632	180,876	623,662
Other equity-based awards	8,603	7,545	8,927	8,201

Weighted-average number of shares outstanding — diluted	89,530,639	91,783,725	89,191,651	91,960,610

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options	6,774,748	6,726,417	6,895,140	5,560,855

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

9.  STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of June 30, 2012, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On December 14, 2011, the Company adopted a new open market repurchase program for up to 4,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. The new repurchase program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased, or when the maximum dollar amount of repurchases has been expended. Through June 30, 2012, no shares have been purchased and retired under this program.

On September 15, 2010, the Company commenced an open market repurchase program for up to 4,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. This program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased or when the maximum dollar amount of repurchases has been expended. During the three and six months ended June 30, 2012, the Company did not repurchase any shares under this program. During the three and six months ended June 30, 2011, the Company repurchased and retired 1,763,566 shares at a weighted average price of $28.31 under this program. The cumulative number of shares that have been repurchased and retired under this program through June 30, 2012 is 3,921,138 shares at a weighted-average price of $25.39 per share.

The Company’s Credit Facility (as discussed below) limits the Company’s ability to pay dividends and/or repurchase stock to an amount not to exceed $50 million in the aggregate plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the 8 7/8% Senior Notes due 2015 and the 8% Senior Notes due 2019 (collectively, the “Senior Notes”) also limit the Company’s ability to pay dividends and/or repurchase stock. As of June 30, 2012, under the most restrictive test under these agreements, the Company has approximately $81.3 million remaining available with which to pay permitted dividends and/or repurchase shares of stock or its Senior Notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the six-month period ended June 30, 2012 (in thousands):

		Community Health Systems, Inc. Stockholders

	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2011	$395,743	$915	$1,086,008	$(6,678)	$(184,479)	$1,501,330	$67,349	$2,464,445
Comprehensive income	30,698	-	-	-	24,933	158,833	11,888	195,654
Distributions to noncontrolling interests, net of contributions	(20,390)	-	-	-	-	-	(13,563)	(13,563)
Purchase of subsidiary shares from noncontrolling interests	(16,681)	-	(18,848)	-	-	-	(359)	(19,207)
Other reclassifications of noncontrolling interests	1,625	-	-	-	-	-	(623)	(623)
Adjustment to redemption value of redeemable noncontrolling interests	(23,086)	-	23,086	-	-	-	-	23,086
Issuance of common stock in connection with the exercise of stock options	-	-	1,269	-	-	-	-	1,269
Cancellation of restricted stock for tax withholdings on vested shares	-	(3)	(9,074)	-	-	-	-	(9,077)
Excess tax benefit from exercise of stock options	-	-	(1,841)	-	-	-	-	(1,841)
Share-based compensation	-	7	20,624	-	-	-	-	20,631

Balance, June 30, 2012	$367,909	$919	$1,101,224	$(6,678)	$(159,546)	$1,660,163	$64,692	$2,660,774

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in thousands):

Six Months Ended June 30, 2012
Net income attributable to Community Health Systems, Inc.	$158,833
Transfers to the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	(18,848)

Net transfers to the noncontrolling interests	(18,848)

Change to Community Health Systems, Inc. stockholders’ equity from net income attributable to Community Health Systems, Inc. and transfers to noncontrolling interests	$139,985

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

10.  EQUITY INVESTMENTS

As of June 30, 2012, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia, in which HCA Inc. owns the majority interest.

Summarized combined financial information for the three and six months ended June 30, 2012 and 2011, for these unconsolidated entities in which the Company owns an equity interest is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$315,106	$307,453	$632,423	$628,293
Operating costs and expenses	274,303	268,777	551,559	535,013
Income from continuing operations before taxes	40,781	38,645	80,816	93,229

The summarized financial information for the three and six months ended June 30, 2012 and 2011 was derived from the unaudited financial information provided to the Company by those unconsolidated entities.

The Company’s investment in all of its unconsolidated affiliates was $432.3 million and $422.2 million at June 30, 2012 and December 31, 2011, respectively, and is included in other assets, net in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $13.2 million and $12.0 million for the three months ended June 30, 2012 and 2011, respectively, and $25.2 million and $30.2 million for the six months ended June 30, 2012 and 2011, respectively.

11.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2012	December 31, 2011
Credit Facility:
Term loan A	$750,000	$-
Term loan B	5,219,062	5,949,383
Revolving credit loans	5,000	30,000
8 7/8% Senior Notes due 2015	931,235	1,777,617
8% Senior Notes due 2019	2,023,955	1,000,000
Receivables Facility	300,000	-
Capital lease obligations	47,539	48,361
Other	48,575	41,143

Total debt	9,325,366	8,846,504
Less current maturities	(83,877)	(63,706)

Total long-term debt	$9,241,489	$8,782,798

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

On November 5, 2010, CHS entered into an amendment and restatement of the Credit Facility. The amendment extended by two and a half years, until January 25, 2017, the maturity date of $1.5 billion of the existing term loans under the Credit Facility and increased the pricing on these term loans to LIBOR plus 350 basis points. If more than $50 million of the 8 7/8% Senior Notes remain outstanding on April 15, 2015, without having been refinanced, then the maturity date for the extended term loans will be accelerated to April 15, 2015. The amendment also increased CHS’s ability to issue additional indebtedness under the uncommitted incremental facility to $1.0 billion from $600 million, permitted CHS to issue term loan A loans under the incremental facility, and provided up to $2.0 billion of borrowing capacity from receivable transactions, an increase of $0.5 billion, of which $1.7 billion would be required to be used for repayment of existing term loans. In addition, effective February 2, 2012, the Company completed a second amendment and restatement of the Credit Facility, which extended by two and a half years, until January 25, 2017, the maturity date of an additional $1.6 billion of the existing non-extended term loans under the Credit Facility and increased the pricing on these term loans to LIBOR plus 350 basis points. The maturity date of the balance of the term loans of approximately $2.9 billion remained unchanged at July 25, 2014.

Effective March 6, 2012, the Company obtained a new $750 million senior secured revolving credit facility (the “Replacement Revolver Facility”) and a new $750 million incremental term loan A facility (the “Incremental Term Loan”) subject to the terms and conditions set forth in the Credit Facility. The Replacement Revolver Facility replaced in full the existing revolving credit facility under the Credit Facility. The net proceeds of the Incremental Term Loan were used to repay the same amount of the existing term loans under the Credit Facility. The execution of these agreements resulted in a loss from early extinguishment of debt of $8.5 million with an after-tax impact of $5.3 million recorded in continuing operations for the six months ended June 30, 2012. Both the Replacement Revolver Facility and the Incremental Term Loan have a maturity date of October 25, 2016, subject to customary acceleration events and to the repayment, extension or refinancing with longer maturity debt of substantially all of the Company’s outstanding term loans maturing July 25, 2014 and the 8 7/8% Senior Notes. The pricing on each of the Replacement Revolver Facility and the Incremental Term Loan initially is LIBOR plus a margin of 250 basis points, subject to adjustment based on the Company’s leverage ratio. The Incremental Term Loan amortizes at 5% in year one, 10% in years two and three, 15% in year four and 60% in year five.

The term loan facility must be prepaid in an amount equal to (1) 100% of the net cash proceeds of certain asset sales and dispositions by the Company and its subsidiaries, subject to certain exceptions and reinvestment rights, (2) 100% of the net cash proceeds of issuances of certain debt obligations or receivables-based financing by the Company and its subsidiaries, subject to certain exceptions, and (3) 50%, subject to reduction to a lower percentage based on the Company’s leverage ratio (as defined in the Credit Facility generally as the ratio of total debt on the date of determination to the Company’s EBITDA, as defined, for the four quarters most recently ended prior to such date), of excess cash flow (as defined) for any year, commencing in 2008, subject to certain exceptions. Voluntary prepayments and commitment reductions are permitted in whole or in part, without any premium or penalty, subject to minimum prepayment or reduction requirements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The obligor under the Credit Facility is CHS. All of the obligations under the Credit Facility are unconditionally guaranteed by the Company and certain of its existing and subsequently acquired or organized domestic subsidiaries. All obligations under the Credit Facility and the related guarantees are secured by a perfected first priority lien or security interest in substantially all of the assets of the Company, CHS and each subsidiary guarantor, including equity interests held by the Company, CHS or any subsidiary guarantor, but excluding, among others, the equity interests of non-significant subsidiaries, syndication subsidiaries, securitization subsidiaries and joint venture subsidiaries.

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at CHS’s option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus 0.50% or (3) the adjusted London Interbank Offered Rate (“LIBOR”) on such day for a three-month interest period commencing on the second business day after such day plus 1%, or (b) a reserve adjusted LIBOR for dollars (Eurodollar rate) (as defined). The applicable percentage for Alternate Base Rate loans is 1.25% for term loans due 2014 and is 2.25% for term loans due 2017 and the Incremental Term Loan. The applicable percentage for Eurodollar rate loans is 2.25% for term loans due 2014 and 3.50% for term loans due 2017 and the Incremental Term Loan. The applicable percentage for revolving loans is 1.50% for Alternate Base Rate revolving loans and 2.50% for Eurodollar revolving loans, in each case subject to reduction based on the Company’s leverage ratio. Loans under the swingline subfacility bear interest at the rate applicable to Alternate Base Rate loans under the revolving credit facility.

CHS has agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to Eurodollar rate loans under the revolving credit facility times the maximum aggregate amount available to be drawn under all letters of credit outstanding under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit will also receive a customary fronting fee and other customary processing charges. CHS is obligated to pay commitment fees of 0.50% per annum (subject to reduction based upon the Company’s leverage ratio) on the unused portion of the revolving credit facility. For purposes of this calculation, swingline loans are not treated as usage of the revolving credit facility. With respect to the delayed draw term loan facility, CHS was also obligated to pay commitment fees of 0.50% per annum for the first nine months after the closing of the Credit Facility, 0.75% per annum for the next three months after such nine-month period and thereafter, 1% per annum. In each case, the commitment fee was paid on the unused amount of the delayed draw term loan facility. After the draw down of the remaining $200 million of the delayed draw term loan in January 2009, CHS no longer pays any commitment fees for the delayed draw term loan facility. CHS paid arrangement fees on the closing of the Credit Facility and pays an annual administrative agent fee.

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

As of June 30, 2012, the availability for additional borrowings under the Credit Facility was $750 million pursuant to the Replacement Revolver Facility, of which $37.7 million was set aside for outstanding letters of credit and $5.0 million was outstanding at June 30, 2012. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion, which CHS has not yet accessed. As of June 30, 2012, the weighted-average interest rate under the Credit Facility, excluding swaps, was 3.5%.

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

On December 7, 2011, CHS completed the cash tender offer for $1.0 billion of the then $2.8 billion aggregate outstanding principal amount of the 8 7/8% Senior Notes. This resulted in a loss from early extinguishment of debt of $66.0 million with an after-tax impact of $42.0 million recorded in continuing operations for the year ended December 31, 2011.

On March 21, 2012, CHS completed the cash tender offer for $850 million of the then $1.8 billion aggregate outstanding principal amount of the 8 7/8% Senior Notes. This resulted in a loss from early extinguishment of debt of $54.9 million with an after-tax impact of $34.3 million recorded in continuing operations for the six months ended June 30, 2012.

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

Pursuant to a registration rights agreement entered into at the time of the issuance of the 8 7/8% Senior Notes, as a result of an exchange offer made by CHS, substantially all of the 8 7/8% Senior Notes issued in July 2007 were exchanged in November 2007 for new notes (the “8 7/8% Exchange Notes”) having terms substantially identical in all material respects to the 8 7/8% Senior Notes (except that the 8 7/8% Exchange Notes were issued under a registration statement pursuant to the 1933 Act). References to the 8 7/8% Senior Notes shall also be deemed to include the 8 7/8% Exchange Notes unless the context provides otherwise.

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

Pursuant to a registration rights agreement entered into at the time of the issuance of the 8% Senior Notes, as a result of an exchange offer made by CHS, substantially all of the 8% Senior Notes issued in November 2011 and March 2012 were exchanged in May 2012 for new notes (the “8% Exchange Notes”) having terms substantially identical in all material respects to the 8% Senior Notes (except that the 8% Exchange Notes were issued under a registration statement pursuant to the 1933 Act). References to the 8% Senior Notes shall also be deemed to include the 8% Exchange Notes unless the context provides otherwise.

Receivables Facility

On March 21, 2012, the Company and certain of its subsidiaries entered into an accounts receivables loan agreement (the “Receivables Facility”) with a group of conduit lenders and liquidity banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. The existing and future patient-related accounts receivable (the “Receivables”) for certain of the Company’s hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2014, subject to customary termination events that could cause an early termination date. The Company maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of the Company’s subsidiaries to the Company, which then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by the Company. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party conduit lenders and liquidity banks of up to $300 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party conduit lenders and liquidity banks do not have recourse to the Company or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at June 30, 2012 totaled $300.0 million and are classified as long-term debt on the condensed consolidated balance sheet. At June 30, 2012, the carrying amount of Receivables included in the Receivables Facility totaled approximately $888.0 million and are included in patient accounts receivable on the condensed consolidated balance sheet.

The Company paid interest of $170.0 million and $101.6 million on borrowings during the three months ended June 30, 2012 and 2011, respectively, and $331.2 million and $327.7 million during the six months ended June 30, 2012 and 2011, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of June 30, 2012 and December 31, 2011, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$115,109	$115,109	$129,865	$129,865
Available-for-sale securities	33,943	33,943	31,582	31,582
Trading securities	34,946	34,946	30,486	30,486
Liabilities:
Credit Facility	5,974,062	5,870,228	5,979,383	5,780,877
8 7/8% Senior Notes	931,235	961,193	1,777,617	1,842,322
8% Senior Notes	2,023,955	2,065,000	1,000,000	995,000
Other debt	348,575	348,575	41,143	41,143

The estimated fair value is determined using the methodologies discussed below in accordance with accounting standards related to the determination of fair value based on the U.S. GAAP fair value hierarchy as discussed in Note 13. The estimated fair value for financial instruments with a fair value that does not equal its carrying value is considered a Level 2 valuation. The Company utilizes the market approach and obtains indicative pricing from the administrative agent to the Credit Facility to determine fair values, which are validated through subscription services such as Bloomberg where relevant.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the three and six months ended June 30, 2012 and 2011, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at June 30, 2012, each swap agreement entered into by the Company was in a net liability position so that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

Interest rate swaps consisted of the following at June 30, 2012:

Swap #	Notional Amount (in 000’s)	Fixed Interest Rate	Termination Date	Fair Value of Liability (in 000’s)
1	$200,000	4.685%	September 11, 2012	$1,679
2	100,000	3.352%	October 23, 2012	908
3	125,000	4.375%	November 23, 2012	1,953
4	75,000	4.380%	November 23, 2012	1,174
5	150,000	5.020%	November 30, 2012	2,862
6	200,000	2.242%	February 28, 2013	2,347
7	100,000	5.023%	May 30, 2013	4,144
8	300,000	5.242%	August 6, 2013	15,631
9	100,000	5.038%	August 30, 2013	5,276
10	50,000	3.586%	October 23, 2013	2,013
11	50,000	3.524%	October 23, 2013	1,972
12	100,000	5.050%	November 30, 2013	6,383
13	200,000	2.070%	December 19, 2013	4,540
14	100,000	5.231%	July 25, 2014	9,511
15	100,000	5.231%	July 25, 2014	9,511
16	200,000	5.160%	July 25, 2014	18,734
17	75,000	5.041%	July 25, 2014	6,843
18	125,000	5.022%	July 25, 2014	11,357
19	100,000	2.621%	July 25, 2014	4,216
20	100,000	3.110%	July 25, 2014	5,208
21	100,000	3.258%	July 25, 2014	5,508
22	200,000	2.693%	October 26, 2014	9,682
23	300,000	3.447%	August 8, 2016	30,536
24	200,000	3.429%	August 19, 2016	20,306
25	100,000	3.401%	August 19, 2016	10,048
26	200,000	3.500%	August 30, 2016	20,957
27	100,000	3.005%	November 30, 2016	8,828

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

Assuming no change in June 30, 2012 interest rates, approximately $111.3 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

The following tabular disclosure provides the amount of pre-tax loss recognized as a component of OCI during the three and six months ended June 30, 2012 and 2011 (in thousands):

	Amount of Pre-Tax Loss Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest rate swaps	$(21,704)	$(67,685)	$(44,826)	$(63,572)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of income during the three and six months ended June 30, 2012 and 2011 (in thousands):

	Amount of Pre-Tax Loss Reclassified from AOCL into Income (Effective Portion)
Location of Loss Reclassified from AOCL into Income (Effective Portion)	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest expense, net	$37,316	$53,649	$76,926	$106,573

The fair values of derivative instruments in the condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2012		December 31, 2011		June 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$-	Other assets, net	$-	Other long- term liabilities	$222,127	Other long- term liabilities	$254,228

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

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (in thousands):

	June 30, 2012	Level 1	Level 2	Level 3
Available-for-sale securities	$33,943	$33,943	$-	$-
Trading securities	34,946	34,946	-	-

Total assets	$68,889	$68,889	$-	$-

Fair value of interest rate swap agreements	$222,127	$-	$222,127	$-

Total liabilities	$222,127	$-	$222,127	$-

	December 31, 2011	Level 1	Level 2	Level 3
Available-for-sale securities	$31,582	$31,582	$-	$-
Trading securities	30,486	30,486	-	-

Total assets	$62,068	$62,068	$-	$-

Fair value of interest rate swap agreements	$254,228	$-	$254,228	$-

Total liabilities	$254,228	$-	$254,228	$-

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at June 30, 2012 resulted in a decrease in the fair value of the related liability of $9.7 million and an after-tax adjustment of $6.2 million to OCI. The CVA on the Company’s interest rate swap agreements at December 31, 2011 resulted in a decrease in the fair value of the related liability of $21.7 million and an after-tax adjustment of $13.9 million to OCI.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution between reportable segments of the Company’s net operating revenues and income from continuing operations before income taxes is summarized in the following tables (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net operating revenues:
Hospital operations	$3,178,229	$2,929,038	$6,401,326	$5,813,368
Corporate and all other	64,745	71,789	138,683	141,542

Total	$3,242,974	$3,000,827	$6,540,009	$5,954,910

Income from continuing operations before income taxes:
Hospital operations	$220,242	$184,426	$420,550	$362,539
Corporate and all other	(68,556)	(46,731)	(123,327)	(89,147)

Total	$151,686	$137,695	$297,223	$273,392

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

Reasonably Possible Contingencies

For the legal matter below, the Company believes that a negative outcome is reasonably possible, but the Company is unable to determine an estimate of the possible loss or a range of loss.

On February 10, 2006, the Company received a letter from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 2006 letter focused on the Company’s hospitals in three states: Arkansas, New Mexico, and South Carolina. On August 31, 2006, the Company received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to the Company’s three hospitals in that state. Through the beginning of 2009, the Company provided the Department of Justice with requested documents, met with its personnel on numerous occasions, and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified the Company that it believed that the Company and its three New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. At one point, the Civil Division calculated that the three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million and said that if it proceeded to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc., pending in the United States District Court for the District of New Mexico. The federal government filed its complaint in intervention on June 30, 2009. The relator filed a second amended complaint on July 1, 2009. Both of these complaints expand the time period during which alleged improper payments were made. The Company filed motions to dismiss all of the federal government’s and the relator’s claims on August 28, 2009. On March 19, 2010, the court granted in part and denied in part the Company’s motion to dismiss as to the relator’s complaint. On July 7, 2010, the court denied the Company’s motion to dismiss the federal government’s complaint in intervention. On July 21, 2010, the Company filed its answer and pretrial discovery began. On June 2,

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

2011, the relator filed a Third Amended Complaint adding subsidiaries Community Health Systems Professional Services Corporation and CHS/Community Health Systems, Inc. as defendants. On June 6, 2011, the government filed its First Amended Complaint in intervention adding Community Health Systems Professional Services Corporation as a defendant. Discovery is closed. Motions for Summary Judgment were filed on March 27, 2012 and there is currently no hearing date on the motions nor has a trial date been set. On March 30, 2012, the court denied the Company’s motion to exclude Plaintiffs’ expert witness testimony, which the Company believes fails to follow the controlling Medicaid statute and regulations and results in an exaggeration of the damages estimate by fourfold. The Company has the opportunity to challenge the methodology employed at trial. The Company is vigorously defending this action.

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

On April 22, 2011, a joint motion was filed by the relator and the United States Department of Justice in the case styled United States ex rel. and Reuille vs. Community Health Systems Professional Services Corporation and Lutheran Musculoskeletal Center, LLC d/b/a Lutheran Hospital, in the United States District Court for the Northern District of Indiana, Fort Wayne Division. The lawsuit was originally filed under seal on January 7, 2009. The suit is brought under the False Claims Act and alleges that Lutheran Hospital of Indiana billed the Medicare program for (a) false 23 hour observation after outpatient surgeries and procedures, and (b) intentional assignment of inpatient status to one-day stays for cases that do not meet Medicare criteria for inpatient intensity of service or severity of illness. The relator had worked in the case management department of Lutheran Hospital of Indiana but was reassigned to another department in the fall of 2006. This facility was acquired by the Company as part of the July 25, 2007 merger transaction with Triad. The complaint also includes allegations of age discrimination in Ms. Reuille’s 2006 reassignment and retaliation in connection with her resignation on October 1, 2008. The Company had cooperated fully with the government in its investigation of this matter, but had been unaware of the exact nature of the allegations in the complaint. On December 27, 2010, the government filed a notice that it declined to intervene in this suit. The April 22, 2011 motion contained additional information about how the government intended to proceed with an investigation regarding “allegations of improper billing for inpatient care at other hospitals associated with Community Health Systems, Inc. . . . asserted in other qui tam complaints in other jurisdictions.” The motion stated that the Department of Justice has “consolidated its investigations” of the Company and other related entities and that “the Civil Division of the Department of Justice, multiple United States Attorneys’ offices, and the Office of Inspector General for the Department of Health and Human Services (the “HHS”) are now closely coordinating their investigation of these overlapping allegations. The Attorney General of Texas has initiated an investigation; the United States intends to work cooperatively with Texas and any other States investigating these allegations.” The motion also stated that the Office of Audit Services for the Office of Investigations for HHS has been engaged to conduct a national audit of certain of the Company’s Medicare claims. The government confirmed that it considers the allegations made in the complaint styled Tenet Healthcare Corporation vs. Community Health Systems, Inc., et al. filed in the United States District Court for the Northern District of Texas, Dallas Division on April 11, 2011 to be related to the allegations in the qui tam and to what the government is now describing as a consolidated investigation. (Because qui tam suits are filed “under seal,” no one but the relator and the government knows that the suit has been filed or what allegations are being made by the relator on behalf of the government. Initially, the government has 60 days to make a determination about whether to intervene in a case and to act as the plaintiff or to decline to intervene and allow the relator to act as the plaintiff in the suit, but extensions of time are frequently granted to allow the government additional time to investigate the allegations. Even if, in the course of an investigation, the court partially unseals a complaint to allow the government and a defendant to work to a resolution of the complaint’s allegations, the defendant is prohibited from revealing to anyone even that the partial unsealing has occurred. As the investigation proceeds, the Company may learn of additional qui tam suits filed against the Company or its affiliated hospitals or related entities, or that contact letters, document requests, or medical record requests the Company has received in the past

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

from various governmental agencies are generated from qui tam cases filed under seal.) The motion filed on April 22, 2011 concluded by requesting a stay of the litigation in the Reuille case for 180 days, and on April 25, 2011, the court granted the motion. The Company’s management company subsidiary, Community Health Systems Professional Services Corporation, the defendant in the Reuille case, consented to the request for the stay. On October 19, 2011, the government filed an application to transfer the Reuille case to the Middle District of Tennessee or for an extension of the stay for an additional 180 days. The Company agreed that a stay for an additional, but shorter period of time, 90 days, was appropriate, but did not consent to the transfer of the case. The Company’s response setting forth the Company’s legal arguments was filed on October 24, 2011. On November 1, 2011, the court denied the motion to transfer the matter and extended the stay until April 30, 2012. On April 26, 2012, the Company joined the government and the relator in a motion to extend the stay in this case for an additional 180 days. As noted in that filing, the Company is working with the government on a probe audit of medical records (described above with respect to the April 2011 subpoena). The stay has been extended until October 29, 2012. The Company is cooperating fully with the government in its investigations.

Three purported class action shareholder federal securities cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash, filed May 5, 2011; De Zheng v. Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash, filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash and Thomas Mark Buford, filed June 2, 2011. All three seek class certification on behalf of purchasers of the Company’s common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for the Company’s common stock. On September 20, 2011, all three were assigned to the same judge as related cases. On December 28, 2011, the court consolidated all three shareholder cases for pretrial purposes, selected NYC Funds as lead plaintiffs, and selected NYC Funds’ counsel as lead plaintiffs’ counsel. The parties negotiated operative dates for these consolidated shareholder federal securities actions. An operative consolidated complaint was filed on July 13, 2012 and a responsive pleading is due September 11, 2012.

Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, W. Larry Cash, T. Mark Buford, John A. Clerico, James S. Ely III, John A. Fry, William Norris Jennings, Julia B. North and H. Mitchell Watson, Jr., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, W. Larry Cash, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North and H. Mitchell Watson, Jr., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, W. Larry Cash, T. Mark Buford, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North, H. Mitchell Watson, Jr. and Community Health Systems, Inc., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. On September 28, 2011, the court ordered that the Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund action and the Roofers Local No. 149 Pension Fund action be consolidated for pretrial purposes, and appointed the derivative plaintiffs’ lead counsel. On November 29, 2011, the court ordered that the Lambert Sweat action be consolidated with the Plumbers and Roofers consolidated derivative actions. The Plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. A motion to dismiss was filed on May 14, 2012 and Plaintiffs’ response was filed on July 13, 2012. A reply is due on August 27, 2012. The Company believes all of these matters are without merit and will vigorously defend them.

On May 2, 2012, suit was filed in the matter styled Daniel Eagle v. Community Health Systems, Inc., Chancery Court, State of Delaware. Suit was filed under Section 220 of the Delaware General Corporation Law to inspect certain of the Company’s books and records pertaining to matters concerning alleged improper admissions practices. An answer was filed on June 25, 2012 and the matter is set for a hearing on September 27, 2012. The Company is vigorously defending this action.

During the six months ended June 30, 2012, the Company met the deductible for its directors and officers insurance policy as it relates to the legal costs for the Tenet acquisition lawsuit and shareholder lawsuits of possible improper claims submitted to Medicare and Medicaid. As a result, the majority of future legal costs incurred related to these claims, covered by the directors and officers insurance policy, will be offset by insurance recoveries. The Company incurred the following pre-tax charges in connection with these legal matters and the government investigations, net of insurance recoveries, during the three and six months ending June 30, 2012 and 2011 (in thousands):

		Three Months Ended June 30,				Six Months Ended June 30,
		2012		2011		2012		2011
Professional fees and other related costs	$	(454)	$	6,174	$	1,448	$	6,174

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Probable Contingencies

In addition to the cases described above, there are a number of legal matters for which, based on information currently available, the Company believes that a negative outcome is known or is probable. In the aggregate, an estimate of these losses has been accrued in the amount of $20.4 million at June 30, 2012. Due to the uncertainties and difficulty in predicting the ultimate resolution of these contingencies, the actual amount could differ from the estimated amount; however, the Company does not believe the ultimate outcome of any of these matters would be material.

17.  SUBSEQUENT EVENTS

The Company evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the condensed consolidated financial statements.

Effective July 1, 2012, one or more subsidiaries of the Company completed the acquisition of Memorial Health Systems in York, Pennsylvania. This healthcare system includes Memorial Hospital (100 licensed beds), the Surgical Center of York, and other outpatient and ancillary services. The total cash consideration paid at closing for long-lived assets was $45.0 million and for preliminary net working capital was approximately $2.6 million. As part of this purchase agreement, the Company has agreed to spend at least $75.0 million to build a replacement hospital within five years of the closing date.

On July 3, 2012, CHS commenced a cash tender offer for any and all of the approximately $934 million outstanding principal amount of the 8 7/8% Senior Notes. The total consideration payable for each $1,000 principal amount of the 8 7/8% Senior Notes validly tendered and not validly withdrawn prior to the consent expiration date of July 17, 2012 is $1,026, which includes a consent payment of $20 per $1,000 principal amount of notes. On July 18, 2012, CHS purchased approximately $639.7 million of the 8 7/8% Senior Notes pursuant to the cash tender offer and notified holders of its intent to redeem all such remaining 8 7/8% Senior Notes on August 17, 2012. The total consideration to be paid for each $1,000 principal amount of the 8 7/8% Senior Notes validly tendered and not validly withdrawn after July 17, 2012 is $1,006 for each $1,000 principal amount of notes. The tender offer is scheduled to expire on August 1, 2012, unless extended or earlier terminated.

In addition, on July 18, 2012, CHS completed an offering to issue and sell $1.2 billion of 7 1/8% Senior Notes due 2020. The Company used the proceeds of the offering to purchase approximately $639.7 million of the 8 7/8% Senior Notes that were validly tendered and not validly withdrawn in the cash tender offer commenced on July 3, 2012, to pay for consents delivered in connection therewith and to pay related fees and expenses. The Company intends to use the remaining proceeds to redeem any remaining 8 7/8% Senior Notes and, to the extent any proceeds remain, for general corporate purposes.

18.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In 2007, CHS issued the 8 7/8% Senior Notes in the aggregate principal amount of approximately $3.0 billion. In 2011, CHS issued the 8% Senior Notes in the aggregate principal amount of $1.0 billion, the proceeds from which were used to purchase $1.0 billion of the 8 7/8% Senior Notes. In addition, CHS issued an additional $1.0 billion of 8% Senior Notes in March 2012, the proceeds from which were used to purchase $850 million of 8 7/8% Senior Notes. The 8 7/8% Senior Notes and 8% Senior Notes are senior unsecured obligations of CHS and are guaranteed on a senior basis by the Company and by certain of its existing and subsequently acquired or organized 100% owned domestic subsidiaries.

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

From time to time, the Company sells and/or repurchases noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods are restated to reflect the status of guarantors or non-guarantors as of June 30, 2012.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

June 30, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

ASSETS

Current assets:
Cash and cash equivalents	$-	$-	$12,722	$102,387	$-	$115,109
Patient accounts receivable, net of allowance for doubtful accounts	-	-	617,545	1,437,747	-	2,055,292
Supplies	-	-	239,339	119,258	-	358,597
Deferred income taxes	89,797	-	-	-	-	89,797
Prepaid expenses and taxes	16,721	18	96,300	30,565	-	143,604
Other current assets	-	-	159,736	75,028	-	234,764

Total current assets	106,518	18	1,125,642	1,764,985	-	2,997,163
Intercompany receivable	1,262,531	9,700,772	3,165,271	2,202,583	(16,331,157)	-
Property and equipment, net	-	-	4,696,549	2,351,676	-	7,048,225
Goodwill	-	-	2,511,192	1,861,801	-	4,372,993
Other assets, net of accumulated amortization	-	127,205	665,677	661,743	-	1,454,625
Net investment in subsidiaries	1,942,226	6,677,251	3,679,952	-	(12,299,429)	-

Total assets	$3,311,275	$16,505,246	$15,844,283	$8,842,788	$(28,630,586)	$15,873,006

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	$-	$61,250	$19,095	$3,532	$-	$83,877
Accounts payable	-	26	571,967	198,457	-	770,450
Accrued interest	-	82,295	125	322	-	82,742
Accrued liabilities	7,580	-	631,145	323,331	-	962,056

Total current liabilities	7,580	143,571	1,222,332	525,642	-	1,899,125
Long-term debt	-	8,868,681	53,652	319,156	-	9,241,489
Intercompany payable	-	5,330,843	11,663,052	7,131,049	(24,124,944)	-
Deferred income taxes	704,725	-	-	-	-	704,725
Other long-term liabilities	2,888	219,930	591,168	184,998	-	998,984

Total liabilities	715,193	14,563,025	13,530,204	8,160,845	(24,124,944)	12,844,323
Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	367,909	-	367,909

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	-	-	-	-	-	-
Common stock	919	-	1	2	(3)	919
Additional paid-in capital	1,101,224	792,366	878,917	94,001	(1,765,284)	1,101,224
Treasury stock, at cost	(6,678)	-	-	-	-	(6,678)
Accumulated other comprehensive (loss) income	(159,546)	(159,546)	(17,267)	-	176,813	(159,546)
Retained earnings	1,660,163	1,309,401	1,452,428	155,339	(2,917,168)	1,660,163

Total Community Health Systems, Inc. stockholders’ equity	2,596,082	1,942,221	2,314,079	249,342	(4,505,642)	2,596,082
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	64,692	-	64,692

Total equity	2,596,082	1,942,221	2,314,079	314,034	(4,505,642)	2,660,774

Total liabilities and equity	$3,311,275	$16,505,246	$15,844,283	$8,842,788	$(28,630,586)	$15,873,006

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

ASSETS

Current assets:
Cash and cash equivalents	$-	$-	$12,289	$117,576	$-	$129,865
Patient accounts receivable, net of allowance for doubtful accounts	-	-	1,135,909	698,258	-	1,834,167
Supplies	-	-	227,864	118,747	-	346,611
Deferred income taxes	89,797	-	-	-	-	89,797
Prepaid expenses and taxes	101,389	117	86,368	26,128	-	214,002
Other current assets	-	10,235	145,446	75,966	-	231,647

Total current assets	191,186	10,352	1,607,876	1,036,675	-	2,846,089
Intercompany receivable	1,160,785	9,294,295	1,735,734	1,672,003	(13,862,817)	-
Property and equipment, net	-	-	4,524,901	2,331,075	-	6,855,976
Goodwill	-	-	2,412,517	1,852,328	-	4,264,845
Other assets, net of accumulated amortization	-	99,521	508,066	634,343	-	1,241,930
Net investment in subsidiaries	1,758,458	6,457,992	2,412,694	-	(10,629,144)	-

Total assets	$3,110,429	$15,862,160	$13,201,788	$7,526,424	$(24,491,961)	$15,208,840

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	$-	$49,954	$10,087	$3,665	$-	$63,706
Accounts payable	-	345	526,255	222,397	-	748,997
Accrued interest	-	109,984	131	6	-	110,121
Accrued liabilities	7,580	567	677,229	302,939	-	988,315

Total current liabilities	7,580	160,850	1,213,702	529,007	-	1,911,139
Long-term debt	-	8,707,805	54,628	20,365	-	8,782,798
Intercompany payable	-	4,980,822	9,385,406	6,084,097	(20,450,325)	-
Deferred income taxes	704,725	-	-	-	-	704,725
Other long-term liabilities	1,028	254,228	433,452	261,282	-	949,990

Total liabilities	713,333	14,103,705	11,087,188	6,894,751	(20,450,325)	12,348,652
Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	395,743	-	395,743

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	-	-	-	-	-	-
Common stock	915	-	1	2	(3)	915
Additional paid-in capital	1,086,008	701,399	771,199	60,857	(1,533,455)	1,086,008
Treasury stock, at cost	(6,678)	-	-	-	-	(6,678)
Accumulated other comprehensive (loss) income	(184,479)	(184,479)	(21,687)	-	206,166	(184,479)
Retained earnings	1,501,330	1,241,535	1,365,087	107,722	(2,714,344)	1,501,330

Total Community Health Systems, Inc. stockholders’ equity	2,397,096	1,758,455	2,114,600	168,581	(4,041,636)	2,397,096
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	67,349	-	67,349

Total equity	2,397,096	1,758,455	2,114,600	235,930	(4,041,636)	2,464,445

Total liabilities and equity	$3,110,429	$15,862,160	$13,201,788	$7,526,424	$(24,491,961)	$15,208,840

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Operating revenues (net of contractual allowances and discounts)	$-	$(2,666)	$2,328,946	$1,420,148	$-	$3,746,428
Provision for bad debts	-	-	316,982	186,472	-	503,454

Net operating revenues	-	(2,666)	2,011,964	1,233,676	-	3,242,974
Operating costs and expenses:
Salaries and benefits	-	-	886,435	611,011	-	1,497,446
Supplies	-	-	325,281	164,448	-	489,729
Other operating expenses	-	20	447,530	288,675	-	736,225
Electronic health records incentive reimbursement	-	-	(6,313)	(10,489)	-	(16,802)
Rent	-	-	36,692	29,771	-	66,463
Depreciation and amortization	-	-	119,422	60,379	-	179,801

Total operating costs and expenses	-	20	1,809,047	1,143,795	-	2,952,862

Income from operations	-	(2,686)	202,917	89,881	-	290,112
Interest expense, net	-	17,588	123,132	10,887	-	151,607
Loss from early extinguishment of debt	-	-	-	-	-	-
Equity in earnings of unconsolidated affiliates	(83,359)	(84,540)	(50,097)	-	204,815	(13,181)

Income from continuing operations before income taxes	83,359	64,266	129,882	78,994	(204,815)	151,686
Provision for (benefit from) income taxes	-	(19,093)	46,887	21,725	-	49,519

Income from continuing operations	83,359	83,359	82,995	57,269	(204,815)	102,167
Discontinued operations, net of taxes:
Income (loss) from operations of entities sold	-	-	-	-	-	-
Impairment of hospitals sold	-	-	-	-	-	-
Loss on sale, net	-	-	-	-	-	-

Loss from discontinued operations, net of taxes	-	-	-	-	-	-

Net income	83,359	83,359	82,995	57,269	(204,815)	102,167
Less: Net income attributable to noncontrolling interests	-	-	-	18,808	-	18,808

Net income attributable to Community Health Systems, Inc.	$83,359	$83,359	$82,995	$38,461	$(204,815)	$83,359

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Operating revenues (net of contractual allowances and discounts)	$-	$-	$2,166,347	$1,267,482	$-	$3,433,829
Provision for bad debts	-	-	279,173	153,829	-	433,002

Net operating revenues	-	-	1,887,174	1,113,653	-	3,000,827
Operating costs and expenses:
Salaries and benefits	-	-	820,221	563,875	-	1,384,096
Supplies	-	-	296,768	152,511	-	449,279
Other operating expenses	-	-	432,436	222,301	-	654,737
Electronic health records incentive reimbursement	-	-	-	-	-	-
Rent	-	-	33,683	28,748	-	62,431
Depreciation and amortization	-	-	103,613	57,763	-	161,376

Total operating costs and expenses	-	-	1,686,721	1,025,198	-	2,711,919

Income from operations	-	-	200,453	88,455	-	288,908
Interest expense, net	-	22,212	120,921	20,097	-	163,230
Loss from early extinguishment of debt	-	-	-	-	-	-
Equity in earnings of unconsolidated affiliates	(35,389)	(54,818)	(2,180)	-	80,370	(12,017)

Income from continuing operations before income taxes	35,389	32,606	81,712	68,358	(80,370)	137,695
Provision for (benefit from) income taxes	-	(2,783)	29,498	18,106	-	44,821

Income from continuing operations	35,389	35,389	52,214	50,252	(80,370)	92,874
Discontinued operations, net of taxes:
Income (loss) from operations of entities sold	-	-	-	235	-	235
Impairment of hospitals sold	-	-	-	(39,562)	-	(39,562)
Loss on sale, net	-	-	-	-	-	-

Loss from discontinued operations, net of taxes	-	-	-	(39,327)	-	(39,327)

Net income	35,389	35,389	52,214	10,925	(80,370)	53,547
Less: Net income attributable to noncontrolling interests	-	-	-	18,158	-	18,158

Net income attributable to Community Health Systems, Inc.	$35,389	$35,389	$52,214	$(7,233)	$(80,370)	$35,389

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Operating revenues (net of contractual allowances and discounts)	$-	$(4,430)	$4,626,438	$2,907,911	$-	$7,529,919
Provision for bad debts	-	-	640,525	349,385	-	989,910

Net operating revenues	-	(4,430)	3,985,913	2,558,526	-	6,540,009
Operating costs and expenses:
Salaries and benefits	-	-	1,737,847	1,284,574	-	3,022,421
Supplies	-	-	626,609	361,699	-	988,308
Other operating expenses	-	334	893,402	551,432	-	1,445,168
Electronic health records incentive reimbursement	-	-	(24,392)	(18,578)	-	(42,970)
Rent	-	-	71,497	62,190	-	133,687
Depreciation and amortization	-	-	230,554	123,601	-	354,155

Total operating costs and expenses	-	334	3,535,517	2,364,918	-	5,900,769

Income from operations	-	(4,764)	450,396	193,608	-	639,240
Interest expense, net	-	33,325	246,550	23,907	-	303,782
Loss from early extinguishment of debt	-	63,429	-	-	-	63,429
Equity in earnings of unconsolidated affiliates	(158,833)	(199,603)	(101,412)	-	434,654	(25,194)

Income from continuing operations before income taxes	158,833	98,085	305,258	169,701	(434,654)	297,223
Provision for (benefit from) income taxes	-	(60,748)	110,198	45,888	-	95,338

Income from continuing operations	158,833	158,833	195,060	123,813	(434,654)	201,885
Discontinued operations, net of taxes:
Income (loss) from operations of entities sold	-	-	-	(466)	-	(466)
Impairment of hospitals sold	-	-	-	-	-	-
Loss on sale, net	-	-	-	-	-	-

Loss from discontinued operations, net of taxes	-	-	-	(466)	-	(466)

Net income	158,833	158,833	195,060	123,347	(434,654)	201,419
Less: Net income attributable to noncontrolling interests	-	-	-	42,586	-	42,586

Net income attributable to Community Health Systems, Inc.	$158,833	$158,833	$195,060	$80,761	$(434,654)	$158,833

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Operating revenues (net of contractual allowances and discounts)	$-	$-	$4,131,437	$2,656,444	$-	$6,787,881
Provision for bad debts	-	-	524,706	308,265	-	832,971

Net operating revenues	-	-	3,606,731	2,348,179	-	5,954,910
Operating costs and expenses:
Salaries and benefits	-	-	1,574,209	1,189,254	-	2,763,463
Supplies	-	-	565,371	341,725	-	907,096
Other operating expenses	-	-	783,105	486,425	-	1,269,530
Electronic health records incentive reimbursement	-	-	-	-	-	-
Rent	-	-	65,172	60,429	-	125,601
Depreciation and amortization	-	-	199,169	120,362	-	319,531

Total operating costs and expenses	-	-	3,187,026	2,198,195	-	5,385,221

Income from operations	-	-	419,705	149,984	-	569,689
Interest expense, net	-	50,315	240,279	35,854	-	326,448
Loss from early extinguishment of debt	-	-	-	-	-	-
Equity in earnings of unconsolidated affiliates	(96,713)	(134,254)	(23,278)	-	224,094	(30,151)

Income from continuing operations before income taxes	96,713	83,939	202,704	114,130	(224,094)	273,392
Provision for (benefit from) income taxes	-	(12,774)	73,176	28,511	-	88,913

Income from continuing operations	96,713	96,713	129,528	85,619	(224,094)	184,479
Discontinued operations, net of taxes:
Income (loss) from operations of entities sold	-	-	-	(1,443)	-	(1,443)
Impairment of hospitals sold	-	-	-	(47,930)	-	(47,930)
Loss on sale, net	-	-	-	(3,234)	-	(3,234)

Loss from discontinued operations, net of taxes	-	-	-	(52,607)	-	(52,607)

Net income	96,713	96,713	129,528	33,012	(224,094)	131,872
Less: Net income attributable to noncontrolling interests	-	-	-	35,159	-	35,159

Net income attributable to Community Health Systems, Inc.	$96,713	$96,713	$129,528	$(2,147)	$(224,094)	$96,713

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$83,359	$83,359	$82,995	$57,269	$(204,815)	$102,167
Other comprehensive income (loss), net of taxes
Net change in fair value of interest rate swaps	9,976	9,976	-	-	(9,976)	9,976
Net change in fair value of available-for-sale securities	(527)	(527)	(527)	-	1,054	(527)
Amortization and recognition of unrecognized pension cost components	1,140	1,140	1,140	-	(2,280)	1,140

Other comprehensive income (loss)	10,589	10,589	613	-	(11,202)	10,589

Comprehensive income	93,948	93,948	83,608	57,269	(216,017)	112,756
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	18,808	-	18,808

Comprehensive income attributable to Community Health Systems, Inc.	$93,948	$93,948	$83,608	$38,461	$(216,017)	$93,948

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$35,389	$35,389	$52,214	$10,925	$(80,370)	$53,547
Other comprehensive income (loss), net of taxes
Net change in fair value of interest rate swaps	(8,969)	(8,969)	-	-	8,969	(8,969)
Net change in fair value of available-for-sale securities	268	268	268	-	(536)	268
Amortization and recognition of unrecognized pension cost components	807	807	807	-	(1,614)	807

Other comprehensive income (loss)	(7,894)	(7,894)	1,075	-	6,819	(7,894)

Comprehensive income	27,495	27,495	53,289	10,925	(73,551)	45,653
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	18,158	-	18,158

Comprehensive income attributable to Community Health Systems, Inc.	$27,495	$27,495	$53,289	$(7,233)	$(73,551)	$27,495

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$158,833	$158,833	$195,060	$123,347	$(434,654)	$201,419
Other comprehensive income (loss), net of taxes
Net change in fair value of interest rate swaps	20,512	20,512	-	-	(20,512)	20,512
Net change in fair value of available-for-sale securities	2,140	2,140	2,140	-	(4,280)	2,140
Amortization and recognition of unrecognized pension cost components	2,281	2,281	2,281	-	(4,562)	2,281

Other comprehensive income (loss)	24,933	24,933	4,421	-	(29,354)	24,933

Comprehensive income	183,766	183,766	199,481	123,347	(464,008)	226,352
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	42,586	-	42,586

Comprehensive income attributable to Community Health Systems, Inc.	$183,766	$183,766	$199,481	$80,761	$(464,008)	$183,766

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$96,713	$96,713	$129,528	$33,012	$(224,094)	$131,872
Other comprehensive income (loss), net of taxes
Net change in fair value of interest rate swaps	27,477	27,477	-	-	(27,477)	27,477
Net change in fair value of available-for-sale securities	1,338	1,338	1,338	-	(2,676)	1,338
Amortization and recognition of unrecognized pension cost components	1,579	1,579	1,579	-	(3,158)	1,579

Other comprehensive income (loss)	30,394	30,394	2,917	-	(33,311)	30,394

Comprehensive income	127,107	127,107	132,445	33,012	(257,405)	162,266
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	35,159	-	35,159

Comprehensive income attributable to Community Health Systems, Inc.	$127,107	$127,107	$132,445	$(2,147)	$(257,405)	$127,107

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(23,273)	$(59,325)	$341,175	$224,350	$-	$482,927

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(237,543)	(7,684)	-	(245,227)
Purchases of property and equipment	-	-	(252,067)	(134,394)	-	(386,461)
Proceeds from disposition of ancillary operations	-	-	-	-	-	-
Proceeds from sale of property and equipment	-	-	1,460	1,977	-	3,437
Increase in other investments	-	-	(116,339)	(45,977)	-	(162,316)

Net cash used in investing activities	-	-	(604,489)	(186,078)	-	(790,567)

Cash flows from financing activities:
Proceeds from exercise of stock options	1,269	-	-	-	-	1,269
Repurchase of restricted stock shares for payroll tax withholding requirements	(9,074)	-	-	-	-	(9,074)
Deferred financing costs	-	(63,986)	-	-	-	(63,986)
Excess tax benefit relating to stock-based compensation	1,037	-	-	-	-	1,037
Stock buy-back	-	-	-	-	-	-
Proceeds from noncontrolling investors in joint ventures	-	-	-	637	-	637
Redemption of noncontrolling investments in joint ventures	-	-	-	(35,888)	-	(35,888)
Distributions to noncontrolling investors in joint ventures	-	-	-	(34,590)	-	(34,590)
Changes in intercompany balances with affiliates, net	30,041	(16,362)	257,015	(270,694)	-	-
Borrowings under credit agreements	-	5,225,674	18,589	-	-	5,244,263
Issuance of long-term debt	-	1,025,000	-	-	-	1,025,000
Proceeds from receivables facility	-	-	-	300,000	-	300,000
Repayments of long-term indebtedness	-	(6,111,001)	(11,857)	(12,926)	-	(6,135,784)

Net cash provided by (used in) financing activities	23,273	59,325	263,747	(53,461)	-	292,884

Net change in cash and cash equivalents	-	-	433	(15,189)	-	(14,756)
Cash and cash equivalents at beginning of period	-	-	12,289	117,576	-	129,865

Cash and cash equivalents at end of period	$-	$-	$12,722	$102,387	$-	$115,109

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$1,490	$(37,658)	$430,903	$189,950	$-	$584,685

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(162,692)	(41,572)	-	(204,264)
Purchases of property and equipment	-	-	(189,425)	(161,958)	-	(351,383)
Proceeds from disposition of ancillary operations	-	-	-	18,464	-	18,464
Proceeds from sale of property and equipment	-	-	881	7,153	-	8,034
Increase in other investments	-	-	(58,120)	(17,091)	-	(75,211)

Net cash used in investing activities	-	-	(409,356)	(195,004)	-	(604,360)

Cash flows from financing activities:
Proceeds from exercise of stock options	18,831	-	-	-	-	18,831
Repurchase of restricted stock shares for payroll tax withholding requirements	-	-	-	-	-	-
Deferred financing costs	-	(234)	-	-	-	(234)
Excess tax benefit relating to stock-based compensation	4,659	-	-	-	-	4,659
Stock buy-back	(50,002)	-	-	-	-	(50,002)
Proceeds from noncontrolling investors in joint ventures	-	-	-	863	-	863
Redemption of noncontrolling investments in joint ventures	-	-	-	(3,303)	-	(3,303)
Distributions to noncontrolling investors in joint ventures	-	-	-	(30,078)	-	(30,078)
Changes in intercompany balances with affiliates, net	25,022	62,908	(157,450)	69,520	-	-
Borrowings under credit agreements	-	-	5,975	-	(5,975)	-
Issuance of long-term debt	-	-	-	-	-	-
Proceeds from receivables facility	-	-	-	-	-	-
Repayments of long-term indebtedness	-	(25,016)	(2,793)	(6,964)	5,975	(28,798)

Net cash provided by (used in) financing activities	(1,490)	37,658	(154,268)	30,038	-	(88,062)

Net change in cash and cash equivalents	-	-	(132,721)	24,984	-	(107,737)
Cash and cash equivalents at beginning of period	-	-	213,117	86,052	-	299,169

Cash and cash equivalents at end of period	$-	$-	$80,396	$111,036	$-	$191,432

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

Executive Overview

We are one of the largest publicly-traded operators of hospitals in the United States in terms of number of facilities and net operating revenues. We provide healthcare services through the hospitals that we own and operate in non-urban and selected urban markets. We generate revenues by providing a broad range of general and specialized hospital healthcare services to patients in the communities in which we are located. As of June 30, 2012, we owned or leased 134 hospitals comprised of 130 general acute care hospitals and four stand-alone rehabilitation or psychiatric hospitals. In addition, we own and operate home care agencies, located primarily in markets where we also operate a hospital, and through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services.

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

During the six months ended June 30, 2012, we continued the execution of our acquisition strategy by acquiring three hospitals located in Scranton, Pennsylvania; Peckville, Pennsylvania; and Blue Island, Illinois and a large physician practice located in Longview, Texas. On July 2, 2012, we announced that one or more of our subsidiaries have acquired substantially all of the assets of Memorial Health Systems in York, Pennsylvania. This acquisition was effective July 1, 2012.

During the six months ended June 30, 2012, we also entered into several agreements that extend the maturity date of a significant portion of our outstanding indebtedness. As further discussed in the Liquidity and Capital Resources section, we entered into an additional amendment and restatement of our Credit Facility, which extended by two and a half years, until January 25, 2017, the maturity date of $1.6 billion of our existing term loans. Additionally, we obtained a new $750 million senior secured revolving credit facility and a new $750 million incremental term loan A facility, both with a maturity date of October 25, 2016, subject to certain acceleration clauses, the net proceeds of which were used to repay the same amount of existing borrowings under the previous revolving credit facility and term loans under the Credit Facility. Finally, we completed a secondary offering of $1.0 billion aggregate principal amount of 8% Senior Notes due 2019 sold at a premium of 102.5%, the net proceeds of which were used to finance the purchase of $850 million aggregate principal amount of our outstanding 8 7/8% Senior Notes due 2015, to pay fees and expenses and for general corporate purposes. Subsequent to June 30, 2012, we announced an additional offering of $1.2 billion aggregate principal amount of 7 1/8% Senior Notes due 2020. In addition, on July 18, 2012, we used the proceeds of the offering to purchase $639.7 million of the 8 7/8% Senior Notes that were validly tendered and not validly withdrawn in the cash tender offer commenced on July 3, 2012, to pay for consents delivered in connection therewith and to pay related fees and expenses. We intend to use the remaining proceeds to redeem any remaining 8 7/8% Senior Notes and, to the extent any proceeds remain, for general corporate purposes.

Our net operating revenues for the three months ended June 30, 2012 increased to approximately $3.2 billion, as compared to approximately $3.0 billion for the three months ended June 30, 2011. Income from continuing operations, before noncontrolling interests, for the three months ended June 30, 2012 increased 10.0% over the three months ended June 30, 2011 to $102.2 million compared to $92.9 million. This increase in income from continuing operations during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, is due primarily to increased revenues at our same-store hospitals, income from electronic health records incentive reimbursements and reductions in interest expense. Total inpatient admissions for the three months ended June 30, 2012 increased 3.0%, compared to the three months ended June 30, 2011, and adjusted admissions for the three months ended June 30, 2012 increased 5.7%, compared to the three months ended June 30, 2011. On a same-store basis, admissions decreased 2.0% and adjusted admissions increased 0.5%, compared with the three months ended June 30, 2011.

Our net operating revenues for the six months ended June 30, 2012 increased to approximately $6.5 billion, as compared to approximately $6.0 billion for the six months ended June 30, 2011. Income from continuing operations, before noncontrolling interests, for the six months ended June 30, 2012 increased 9.4% over the six months ended June 30, 2011 to $201.9 million compared to $184.5 million. Included in income from continuing operations for the six months ended June 30, 2012, is a $42.8 million after-tax benefit from the resolution of an industry-wide governmental settlement and a payment update related to prior periods, an $8.7 million after-tax charge to establish reserves for certain legal matters and a $39.5 million after-tax loss from the early extinguishment of debt. Excluding these one-time items, income from continuing operations, before noncontrolling interests, for the six months ended June 30, 2012 increased 12.4% over the six months ended June 30, 2011 to $207.3 million compared to $184.5 million. This increase in income from continuing operations during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, is due primarily to increased revenues at our same-store hospitals, income from electronic health records incentive reimbursements and reductions in interest expense. Total inpatient admissions for the six months ended June 30, 2012 increased 3.1%, compared to the six months ended June 30, 2011, and adjusted admissions for the six months ended June 30, 2012 increased 6.9%, compared to the six months ended June 30, 2011. On a same-store basis, admissions decreased 2.2% and adjusted admissions increased 1.5%, compared with the six months ended June 30, 2011.

Self-pay revenues represented approximately 13.0% and 12.1% of our operating revenues, net of contractual allowances and discounts (but before provision for bad debts) for the three months ended June 30, 2012 and 2011, respectively, and 13.2% and 12.1% of our operating revenues, net of contractual allowances and discounts (but before provision for bad debts) for the six months ended June 30, 2012 and 2011, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 5.4% and 5.1% for the three months ended June 30, 2012 and 2011, respectively, and 5.1% of our net operating revenues for both of the six-month periods ended June 30, 2012 and 2011, respectively. Direct and indirect costs incurred by us in providing charity care services were approximately 1.0% of net operating revenues for both of the three-month periods ended June 30, 2012 and 2011, and 0.9% and 1.0% of our net operating revenues for the six months ended June 30, 2012 and 2011, respectively.

The Patient Protection and Affordable Care Act, or PPACA, was signed into law on March 23, 2010. In addition, the Health Care and Education Affordability Reconciliation Act of 2010, or Reconciliation Act, which contains a number of amendments to PPACA, was signed into law on March 30, 2010. These two healthcare acts, referred to collectively as the Reform Legislation, include a mandate that requires substantially all U.S. citizens to maintain medical insurance coverage which will ultimately increase the number of persons with access to health insurance in the United States. The Reform Legislation, as originally enacted, is expected to expand health insurance coverage to approximately 32 million additional individuals by 2016 and to approximately 34 million additional individuals by 2021 through a combination of public program expansion and private sector health insurance reforms. We believe the expansion of private sector and Medicaid coverage will, over time, increase our reimbursement related to providing services to individuals who were previously uninsured, which should reduce our expense from uncollectible accounts receivable. On the other hand, this legislation makes a number of other changes to Medicare and Medicaid, such as reductions to the Medicare annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the Medicare market basket update which began October 1, 2011, and a reduction to the Medicare and Medicaid disproportionate share payments, that could adversely impact the reimbursement received under these programs. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement are scheduled to take effect over a number of years, and we cannot predict their impact at this time. Other provisions of the Reform Legislation, such as requirements related to employee health insurance coverage, should increase our operating costs.

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

On June 28, 2012, the Supreme Court of the United States largely upheld the constitutionality of the Reform Legislation, though it overturned an aspect of the legislation that would have permitted the Federal government to withhold all Medicaid funding from a state if that state did not expand Medicaid coverage to the extent required by the Reform Legislation. The Supreme Court’s ruling instead held that only new incremental funding could be withheld from a state in such a situation. As a result, states will face less severe financial consequences if they refuse to expand Medicaid coverage to individuals with incomes below certain thresholds. Since the Supreme Court’s ruling, some states have suggested that, for budgetary and other reasons, they would not expand their Medicaid programs. If states refuse to expand their Medicaid programs, the number of uninsured patients at our hospitals will decline by a smaller margin as compared to our expectations when the Reform Legislation was first adopted. Because of the many variables involved, including the potential for changes to the law as a result of efforts to amend or repeal it, clarifications and modifications resulting from the rule-making process, the development of agency guidance and future judicial interpretations, whether and how many states decide to expand or not to expand Medicaid coverage, and budgetary issues at federal and state levels, we are unable to predict the net impact the Reform Legislation may have on our business, results of operations, cash flow, capital resources and liquidity. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.

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

In addition to the Reform Legislation, the American Recovery and Reinvestment Act of 2009 included provisions for implementing health information technology under the Health Information Technology for Economic and Clinical Health Act, or HITECH. These provisions were designed to increase the use of electronic health records, or EHR, technology and establish the requirements for a Medicare and Medicaid incentive payments program beginning in 2011 for eligible hospitals and providers that adopt and meaningfully use certified EHR technology. These incentive payments are intended to offset a portion of the costs incurred to implement and qualify as a meaningful user of EHR. Rules adopted in July 2010 by the Department of Health and Human Services established an initial set of standards and certification criteria. Our hospital facilities have begun to implement EHR technology on a facility-by-facility basis beginning in 2011. We anticipate recognizing incentive reimbursement related to the Medicare or Medicaid incentives as we are able to implement the certified EHR technology, meet the defined “meaningful use criteria,” and information from completed cost report periods is available from which to calculate the incentive reimbursement. The timing of recognizing incentive reimbursement will not correlate with the timing of recognizing operating expenses and incurring capital costs in connection with the implementation of EHR technology which may result in material period-to-period changes in our future results of operations. Hospitals that do not qualify as a meaningful user of EHR technology by 2015 are subject to a reduced market basket update to the inpatient prospective payment system standardized amount in 2015 and each subsequent fiscal year. Although we believe that our hospital facilities will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provisions of HITECH. During the three and six months ended June 30, 2012, we recognized approximately $16.8 million and $43.0 million, respectively, of HITECH incentive reimbursements from Medicare and Medicaid related to certain of our hospitals and from Medicare and Medicaid for certain of our employed physicians, which are presented as a reduction of operating expenses. No incentive reimbursements were recognized during the three-month and six-month periods ended June 30, 2011.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012		2011
Medicare	25.4%	26.8%	26.0%	(1)	27.1%
Medicaid	10.6%	10.1%	9.6%		9.9%
Managed Care and other third-party payors	51.0%	51.0%	51.2%		50.9%
Self-pay	13.0%	12.1%	13.2%		12.1%

Total	100.0%	100.0%	100.0%		100.0%

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. During the six months ended June 30, 2012, we recognized a net after-tax benefit of $42.8 million from the resolution of an industry-wide governmental settlement and a payment update related to prior periods. Other than this adjustment, contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month and six-month periods ended June 30, 2012 and 2011. In the future, we expect the percentage of revenues received from the Medicare program to increase due to the general aging of the population.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Expressed as a percentage of net operating revenues)
Consolidated:
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(85.5)%	(85.0)%	(84.8)%	(85.0)%
Depreciation and amortization	(5.5)%	(5.4)%	(5.4)%	(5.4)%

Income from operations	9.0%	9.6%	9.8%	9.6%
Interest expense, net	(4.7)%	(5.4)%	(4.7)%	(5.5)%
Loss from early extinguishment of debt	- %	- %	(1.0)%	- %
Equity in earnings of unconsolidated affiliates	0.4%	0.4%	0.4%	0.5%

Income from continuing operations before income taxes	4.7%	4.6%	4.5%	4.6%
Provision for income taxes	(1.5)%	(1.5)%	(1.4)%	(1.5)%

Income from continuing operations	3.2%	3.1%	3.1%	3.1%
Loss from discontinued operations, net of taxes	- %	(1.3)%	- %	(0.9)%

Net income	3.2%	1.8%	3.1%	2.2%
Less: Net income attributable to noncontrolling interests	(0.6)%	(0.6)%	(0.7)%	(0.6)%

Net income attributable to Community Health Systems, Inc.	2.6%	1.2%	2.4%	1.6%

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Percentage increase (decrease) from same period prior year:
Net operating revenues	8.1%	9.8%
Admissions	3.0%	3.1%
Adjusted admissions (b)	5.7%	6.9%
Average length of stay	(2.3)%	- %
Net income attributable to Community Health Systems, Inc. (c)	135.6%	64.2%
Same store percentage increase (decrease) from same period prior year (d)
Net operating revenues	4.5%	4.4%
Admissions	(2.0)%	(2.2)%
Adjusted admissions (b)	0.5%	1.5%

(a)	Operating expenses include salaries and benefits, supplies, other operating expenses, electronic health records incentive reimbursement and rent.
(b)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(c)	Includes income (loss) from discontinued operations.
(d)	Includes acquired hospitals to the extent we operated them in both periods.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Net operating revenues increased $242.1 million to approximately $3.2 billion for the three months ended June 30, 2012, from approximately $3.0 billion for the three months ended June 30, 2011. Hospitals owned throughout both periods contributed $133.0 million of that increase and hospitals acquired in 2012 and 2011 contributed $109.1 million. On a same-store basis, net operating revenues increased 4.5%. The increased net operating revenues contributed by hospitals that we owned throughout both periods were primarily attributable to general rate and reimbursement increases including revenues from states with provider assessment programs.

On a consolidated basis, inpatient admissions increased by 3.0% and adjusted admissions increased by 5.7% during the three months ended June 30, 2012. On a same-store basis, inpatient admissions decreased by 2.0% during the three months ended June 30, 2012. This decrease in same-store inpatient admissions was due primarily to a decrease in admissions from women’s services including obstetrics and gynecology, fewer flu and respiratory-related admissions and reductions due to competition and certain service closures in a few of our hospitals during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased 0.5% to 85.5% for the three months ended June 30, 2012, compared to 85.0% for the three months ended June 30, 2011. Salaries and benefits, as a percentage of net operating revenues, increased 0.1% to 46.2% for the three months ended June 30, 2012, compared to 46.1% for the three months ended June 30, 2011. Supplies, as a percentage of net operating revenues, increased 0.1% to 15.1% for the three months ended June 30, 2012, as compared to 15.0% for the three months ended June 30, 2011. Other operating expenses, as a percentage of net operating revenues, increased 0.9% to 22.7% for the three months ended June 30, 2012, as compared to 21.8% for the three months ended June 30, 2011. This increase is due primarily to an increase in costs associated with provider taxes from states with provider assessment programs. Rent, as a percentage of net operating revenues, decreased 0.1% to 2.0% for the three months ended June 30, 2012, as compared to 2.1% for the three months ended June 30, 2011. Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.4% for each of the three months ended June 30, 2012 and 2011.

Electronic health records incentive reimbursements represent those incentives under the HITECH Act for which the recognition criterion has been met. For the three months ended June 30, 2012, we have recognized approximately $16.8 million of incentive reimbursements, or 0.5% of net operating revenues. We received payments of $22.6 million during the three months ended June 30, 2012. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.3% of net operating revenues for the three months ended June 30, 2012, of which depreciation and amortization represented 0.2% of net operating revenues.

Depreciation and amortization, as a percentage of net operating revenues, increased 0.1% to 5.5% for the three months ended June 30, 2012, compared to 5.4% for the three months ended June 30, 2011.

Interest expense, net, decreased by $11.6 million from $163.2 million for the three months ended June 30, 2011 to $151.6 million for the three months ended June 30, 2012. A decrease in interest rates during the three months ended June 30, 2012, compared to June 30, 2011, resulted in a decrease in interest expense of $19.7 million. Additionally, interest expense decreased by $1.6 million as a result of more interest being capitalized during the three months ended June 30, 2012, as compared to the three months ended June 30, 2011, as the current year period had more major construction projects. These decreases were partially offset by an increase in our average outstanding debt during the three months ended June 30, 2012, compared to the three months ended June 30, 2011, which resulted in an increase in interest expense of $9.7 million.

The net of the above mentioned changes resulted in income from continuing operations before income taxes increasing $14.0 million from $137.7 million for the three months ended June 30, 2011 to $151.7 million for the three months ended June 30, 2012.

Provision for income taxes increased from $44.8 million for the three months ended June 30, 2011 to $49.5 million for the three months ended June 30, 2012, due primarily to the increase in income from continuing operations before income taxes in the comparable period in 2011, as discussed above. Our effective tax rate remained consistent at 32.6% for each of the three months ended June 30, 2012 and 2011.

Income from continuing operations, as a percentage of net operating revenues, increased 0.1% to 3.2% for the three months ended June 30, 2012, compared to 3.1% for the three months ended June 30, 2011. Net income, as a percentage of net operating revenues, increased 1.4% to 3.2% for the three months ended June 30, 2012, compared to 1.8% for the three months ended June 30, 2011.

Net income attributable to noncontrolling interests as a percentage of net operating revenues, remained consistent at 0.6% for each of the three months ended June 30, 2012 and 2011.

Net income attributable to Community Health Systems, Inc. was $83.6 million for the three months ended June 30, 2012, compared to $35.4 million for the three months ended June 30, 2011, representing an increase of 135.6%. The increase in net income is primarily due to the increase in net operating revenues, income from electronic health records incentive reimbursement and a decrease in interest expense, offset by increases in operating expenses as discussed above.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Net operating revenues increased $585.1 million to approximately $6.5 billion for the six months ended June 30, 2012, from approximately $6.0 billion for the six months ended June 30, 2011. Hospitals owned throughout both periods contributed $260.8 million of that increase and hospitals acquired in 2012 and 2011 contributed $243.5 million. On a same-store basis, net operating revenues increased 4.4%. The increased net operating revenues contributed by hospitals that we owned throughout both periods were primarily attributable to general rate and reimbursement increases including revenues from states with provider assessment programs. Included in net operating revenues on a non-same store basis is approximately $101.8 million of net operating revenues from an industry-wide settlement with the United States Department of Health and Human Services and CMS, based on a claim that acute-care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system in federal fiscal years 1999 through 2011. The underpayments resulted from calculations related to the rural floor budget neutrality adjustments implemented in connection with the Balanced Budget Act of 1997. Also included is an unfavorable adjustment of approximately $21.0 million, related to the newly issued Supplemental Security Income ratios for federal fiscal years 2006 through 2009 utilized for calculating Medicare Disproportionate Share Hospital reimbursements.

On a consolidated basis, inpatient admissions increased by 3.1% and adjusted admissions increased by 6.9% during the six months ended June 30, 2012. On a same-store basis, inpatient admissions decreased by 2.2% during the six months ended June 30, 2012. This decrease in same-store inpatient admissions was due primarily to a decrease in admissions from women’s services including obstetrics and gynecology, fewer flu and respiratory-related admissions and reductions due to competition and certain service closures in a few of our hospitals during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, decreased 0.2% to 84.8% for the six months ended June 30, 2012, compared to 85.0% for the six months ended June 30, 2011. Salaries and benefits, as a percentage of net operating revenues, decreased 0.2% to 46.2% for the six months ended June 30, 2012, compared to 46.4% for the six months ended June 30, 2011. This decrease in salaries and benefits, as a percentage of net operating revenues, is due primarily to the increase in non-same store net operating revenues described above as well as efficiencies gained since the prior year in our hospitals owned throughout both periods. Supplies, as a percentage of net operating revenues, decreased 0.1% to 15.1% for the six months ended June 30, 2012, as compared to 15.2% for the six months ended June 30, 2011. Other operating expenses, as a percentage of net operating revenues, increased 0.9% to 22.2% for the six months ended June 30, 2012, as compared to 21.3% for the six months ended June 30, 2011. This increase is due primarily to an increase in costs associated with provider taxes from states with provider assessment programs. Rent, as a percentage of net operating revenues, decreased 0.1% to 2.0% for the six months ended June 30, 2012, as compared to 2.1% for the six months ended June 30, 2011. Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased 0.1% to 0.4% for the six months ended June 30, 2012, compared to 0.5% for the six months ended June 30, 2011.

Electronic health records incentive reimbursements represent those incentives under the HITECH Act for which the recognition criterion has been met. For the six months ended June 30, 2012, we have recognized approximately $43.0 million of incentive reimbursements, or 0.7% of net operating revenues. We received payments of $28.8 million during the six months ended June 30, 2012. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.4% of net operating revenues for the six months ended June 30, 2012, of which depreciation and amortization represented 0.2% of net operating revenues.

Depreciation and amortization, as a percentage of net operating revenues, remained consistent at 5.4% for each of the six months ended June 30, 2012 and 2011.

Interest expense, net, decreased by $22.6 million from $326.4 million for the six months ended June 30, 2011 to $303.8 million for the six months ended June 30, 2012. A decrease in interest rates during the six months ended June 30, 2012, compared to June 30, 2011, resulted in a decrease in interest expense of $33.9 million. Additionally, interest expense decreased by $5.0 million as a result of more interest being capitalized during the six months ended June 30, 2012, as compared to the six months ended June 30, 2011, as the current year period had more major construction projects. These decreases were partially offset by an increase in our average outstanding debt during the six months ended June 30, 2012, compared to the six months ended June 30, 2011, and one additional day of interest expense since 2012 is a leap year, which resulted in an increase in interest expense of $14.4 million and $1.9 million, respectively.

The loss from early extinguishment of debt was recognized after the purchase of $850 million of the 8 7/8% Senior Notes due 2015 and the repayment of existing term loans and revolving credit facility under the Credit Facility.

The net of the above mentioned changes resulted in income from continuing operations before income taxes increasing $23.8 million from $273.4 million for the six months ended June 30, 2011 to $297.2 million for the six months ended June 30, 2012.

Provision for income taxes increased from $88.9 million for the six months ended June 30, 2011 to $95.3 million for the six months ended June 30, 2012, due primarily to the increase in income from continuing operations before income taxes in the comparable period in 2011, as discussed above. Our effective tax rate decreased from 32.5% for the six months ended June 30, 2011 to 32.1% for the six months ended June 30, 2012 due to a one-time favorable adjustment related to an amended state tax return.

Income from continuing operations, as a percentage of net operating revenues, remained consistent at 3.1% for each of the six months ended June 30, 2012 and 2011. Net income, as a percentage of net operating revenues, increased 0.9% to 3.1% for the six months ended June 30, 2012, compared to 2.2% for the six months ended June 30, 2011. Net income, as a percentage of net operating revenues, was lower for the six months ended June 30, 2011 due to the loss on discontinued operations from loss on sale, impairment of hospitals held for sale and loss on entities sold.

Net income attributable to noncontrolling interests as a percentage of net operating revenues, increased 0.1% to 0.7% for the six months ended June 30, 2012, compared to 0.6% for the six months ended June 30, 2011.

Net income attributable to Community Health Systems, Inc. was $158.8 million for the six months ended June 30, 2012, compared to $96.7 million for the six months ended June 30, 2011, representing an increase of 64.2%. The increase in net income is primarily due to the increase in net operating revenues, income from electronic health records incentive reimbursement and a decrease in interest expense, offset by increases in operating expenses as discussed above.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $101.8 million, from $584.7 million for the six months ended June 30, 2011 to $482.9 million for the six months ended June 30, 2012. The decrease in cash provided by operating activities, in comparison to the prior year period, is primarily due to a decrease in cash flow from the change in accounts receivable of $116.3 million, from the change in supplies, prepaid expenses and other current assets of $49.3 million, from the change in accounts payable, accrued liabilities and income taxes of $77.6 million and a decrease in other non-cash expenses related to the impairment of hospitals sold in 2011 of $47.9 million. These decreases in cash flows were partially offset by an increase in net income of $69.5 million, an increase in depreciation and amortization expense of $29.8 million, loss from early extinguishment of debt of $63.4 million, an increase in all other non-cash expenses of $12.4 million, and an increase in cash flow from the change in other assets and liabilities of $14.2 million. Included in net cash provided by operating activities for the six months ended June 30, 2012 is $28.8 million of cash received for HITECH incentive reimbursements.

The cash used in investing activities was $790.6 million for the six months ended June 30, 2012, compared to $604.4 million for the six months ended June 30, 2011. The increase in cash used in investing activities, in comparison to the prior year period, is primarily due to an increase in cash used for acquisition of facilities and other related equipment of $41.0 million, an increase in cash used for purchasing property and equipment of $35.1 million and an increase in cash used for other investments of $87.0 million. Included in cash outflows for other investments for the six months ended June 30, 2012 is approximately $75.8 million of capital expenditures related to the purchase and implementation of certified EHR technology. The remaining cash outflows for other investments consists primarily of purchases and development of other internal-use software and payments made under non-employee physician recruiting agreements, of $86.5 million. Other reasons for the increase in cash used in investing activities were the decrease in proceeds from the disposition of ancillary operations of $18.5 million and the decrease in proceeds received from the sale of property and equipment of $4.6 million.

The cash provided by financing activities was $292.9 million for the six months ended June 30, 2012, compared to $88.1 million used in financing activities for the six months ended June 30, 2011. The increase in cash provided by financing activities is due primarily to the increase in borrowings under the credit agreement, proceeds from the Receivables Facility and the issuance of long-term debt, offset partially by repayments of long-term debt during the six months ended June 30, 2012, in comparison to the prior year period.

 Capital Expenditures

Cash expenditures related to purchases of facilities were $245.2 million for the six months ended June 30, 2012, compared to $204.3 million for the six months ended June 30, 2011. The expenditures during the six months ended June 30, 2012 were for the purchase of two hospitals in Pennsylvania, one hospital in Illinois, a physician practice in Texas, surgery centers and other physician practices and the settlement of working capital items from prior acquisitions and divestitures. The expenditures during the six months ended June 30, 2011 were for the purchase of three hospitals in Pennsylvania, surgery centers and physician practices and the settlement of working capital items from 2010 acquisitions.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the six months ended June 30, 2012 totaled $315.9 million, compared to $269.3 million for the six months ended June 30, 2011. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals for the six months ended June 30, 2012 totaled $70.6 million, compared to $82.1 million for the six months ended June 30, 2011. The costs to construct replacement hospitals for both of the six-month periods ended June 30, 2012 and 2011 represented both planning and construction costs for the four replacement hospitals discussed below.

Pursuant to hospital purchase agreements in effect as of June 30, 2012, and where final certificate of need approval has been obtained, we have commitments to build the following three replacement facilities: As required by an amendment to our lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location by November 2012. As part of an acquisition in 2007, we agreed to build a replacement hospital in Valparaiso, Indiana by April 2011; however, due to delays in receiving government approved building and zoning permits, completion is not expected until the third quarter of 2012. These delays did not result in any penalties under the terms of the applicable purchase agreement and we do not expect such delays to result in any significant increase in the costs to construct the replacement facility. As part of an acquisition in 2009, we agreed to build a replacement hospital in Siloam Springs, Arkansas, which opened in April 2012. Construction costs, including equipment costs, for these three replacement facilities are currently estimated to be approximately $308.5 million, of which approximately $280.9 million has been incurred to date. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement to our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need from the Alabama Certificate of Need Review Board; however, this certificate of need remains subject to the final resolution of an appeal process. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280.0 million for the Birmingham replacement facility.

 Capital Resources

Net working capital was approximately $1.1 billion at June 30, 2012, compared to approximately $935.0 million at December 31, 2011. The increase in net working capital is primarily attributable to an increase in working capital from the acquisition of three hospitals and a large physician practice and an increase in patient accounts receivable, offset by a decrease in income taxes receivable from tax refunds received.

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

Effective March 6, 2012, we obtained a new $750 million senior secured revolving credit facility, or the Replacement Revolver Facility, and a new $750 million incremental term loan A facility, or the Incremental Term Loan. The Replacement Revolver Facility replaced in full the existing revolving credit facility under the Credit Facility. The net proceeds of the Incremental Term Loan were used to repay the same amount of the existing term loans under the Credit Facility. The execution of these agreements resulted in a loss from early extinguishment of debt of $8.5 million with an after-tax impact of $5.3 million recorded in continuing operations for the six months ended June 30, 2012. Both the Replacement Revolver Facility and the Incremental Term Loan have a maturity date of October 25, 2016, subject to customary acceleration events and to the repayment, extension or refinancing with longer maturity debt of substantially all of the outstanding term loans maturing July 25, 2014 and the 8 7/8% Senior Notes due 2015. The pricing on each of the Replacement Revolver Facility and the Incremental Term Loan is initially LIBOR plus a margin of 250 basis points, subject to adjustment based on our leverage ratio. The Incremental Term Loan amortizes at 5% in year one, 10% in years two and three, 15% in year four and 60% in year five.

The term loan facility must be prepaid in an amount equal to (1) 100% of the net cash proceeds of certain asset sales and dispositions by us and our subsidiaries, subject to certain exceptions and reinvestment rights, (2) 100% of the net cash proceeds of issuances of certain debt obligations or receivables-based financing by us and our subsidiaries, subject to certain exceptions, and (3) 50%, subject to reduction to a lower percentage based on our leverage ratio (as defined in the Credit Facility generally as the ratio of total debt on the date of determination to our EBITDA, as defined, for the four quarters most recently ended prior to such date), of excess cash flow (as defined) for any year, commencing in 2008, subject to certain exceptions. Voluntary prepayments and commitment reductions are permitted in whole or in part, without any premium or penalty, subject to minimum prepayment or reduction requirements.

The obligor under the Credit Facility is CHS. All of our obligations under the Credit Facility are unconditionally guaranteed by Community Health Systems, Inc. and certain of its existing and subsequently acquired or organized domestic subsidiaries. All obligations under the Credit Facility and the related guarantees are secured by a perfected first priority lien or security interest in substantially all of the assets of Community Health Systems, Inc., CHS and each subsidiary guarantor, including equity interests held by us or any subsidiary guarantor, but excluding, among others, the equity interests of non-significant subsidiaries, syndication subsidiaries, securitization subsidiaries and joint venture subsidiaries.

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus 0.5% or (3) the adjusted LIBOR rate on such day for a three-month interest period commencing on the second business day after such day plus 1%, or (b) a reserve adjusted LIBOR for dollars (Eurodollar rate) (as defined). The applicable percentage for Alternate Base Rate loans is 1.25% for term loans due 2014 and 2.25% for term loans due 2017. The applicable percentage for Eurodollar rate loans is 2.25% for term loans due 2014 and 3.5% for term loans due 2017. The applicable percentage for revolving loans was initially 1.25% for Alternate Base Rate revolving loans and 2.25% for Eurodollar revolving loans, in each case subject to reduction based on our leverage ratio. Loans under the swingline subfacility bear interest at the rate applicable to Alternate Base Rate loans under the revolving credit facility.

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

As of June 30, 2012, the availability for additional borrowings under our Credit Facility was approximately $750 million pursuant to the revolving credit facility, of which $37.7 million was set aside for outstanding letters of credit and $5.0 million was outstanding at June 30, 2012. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements through the next 12 months and into the foreseeable future.

On March 21, 2012, CHS completed the secondary offering of $1.0 billion aggregate principal amount of 8% Senior Notes due 2019, which were issued in a private placement (at a premium of 102.5%). The net proceeds from this issuance were used to finance the purchase of $850 million aggregate principal amount of CHS’ outstanding 8 7/8% Senior Notes due 2015, to pay related fees and expenses and for general corporate purposes. On March 21, 2012, CHS completed the cash tender offer for $850 million of the $1.8 billion aggregate outstanding principal amount of 8 7/8% Senior Notes due 2015. This resulted in a loss from early extinguishment of debt of $54.9 million with an after-tax impact of $34.3 million recorded in continuing operations for the six months ended June 30, 2012.

Subsequent to June 30, 2012, CHS initiated an offering of $1.2 billion aggregate principal amount of 7 1/8% Senior Notes due 2020, which were issued by means of an underwritten public offering under our automatic shelf registration filed with the Securities and Exchange Commission. We used the proceeds of the offering to purchase $639.7 million of the 8 7/8% Senior Notes that were validly tendered and not validly withdrawn in the cash tender offer commenced on July 3, 2012, to pay for consents delivered in connection therewith and to pay related fees and expenses. We intend to use the remaining proceeds to redeem any remaining 8 7/8% Senior Notes and, to the extent any proceeds remain, for general corporate purposes. Upon the closing of the cash tender offer for and the mandatory redemption of the remaining 8 7/8% Senior Notes due 2015, we will have extended the maturity of all of our senior notes outstanding to at least 2019.

On March 21, 2012, through certain of our subsidiaries, we entered into an accounts receivables loan agreement, or the Receivables Facility, with a group of conduit lenders and liquidity banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. The existing and future patient-related accounts receivable, or the Receivables, for certain of our hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2014, subject to customary termination events that could cause an early termination date. We maintain effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of our subsidiaries to us, and we then sell or contribute the Receivables to a special-purpose entity that is wholly-owned by us. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party conduit lenders and liquidity banks of up to $300 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party conduit lenders and liquidity banks do not have recourse to us or our subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at June 30, 2012 totaled $300 million and are classified as long-term debt on the condensed consolidated balance sheet. At June 30, 2012, the carrying amount of Receivables included in the Receivables Facility totaled approximately $888.0 million and are included in patient accounts receivable on the condensed consolidated balance sheet.

As of June 30, 2012, we are a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 60% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans due 2014 and 350 basis points for term loans due 2017 under the Credit Facility.

Swap #	Notional Amount (in 000’s)	Fixed Interest Rate	Termination Date	Fair Value of Liability (in 000’s)
1	$200,000	4.685%	September 11, 2012	$1,679
2	100,000	3.352%	October 23, 2012	908
3	125,000	4.375%	November 23, 2012	1,953
4	75,000	4.380%	November 23, 2012	1,174
5	150,000	5.020%	November 30, 2012	2,862
6	200,000	2.242%	February 28, 2013	2,347
7	100,000	5.023%	May 30, 2013	4,144
8	300,000	5.242%	August 6, 2013	15,631
9	100,000	5.038%	August 30, 2013	5,276
10	50,000	3.586%	October 23, 2013	2,013
11	50,000	3.524%	October 23, 2013	1,972
12	100,000	5.050%	November 30, 2013	6,383
13	200,000	2.070%	December 19, 2013	4,540
14	100,000	5.231%	July 25, 2014	9,511
15	100,000	5.231%	July 25, 2014	9,511
16	200,000	5.160%	July 25, 2014	18,734
17	75,000	5.041%	July 25, 2014	6,843
18	125,000	5.022%	July 25, 2014	11,357
19	100,000	2.621%	July 25, 2014	4,216
20	100,000	3.110%	July 25, 2014	5,208
21	100,000	3.258%	July 25, 2014	5,508
22	200,000	2.693%	October 26, 2014	9,682
23	300,000	3.447%	August 8, 2016	30,536
24	200,000	3.429%	August 19, 2016	20,306
25	100,000	3.401%	August 19, 2016	10,048
26	200,000	3.500%	August 30, 2016	20,957
27	100,000	3.005%	November 30, 2016	8,828

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

In addition, our Credit Facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. We were in compliance with all financial ratios and other financial condition tests at June 30, 2012, and expect to remain in compliance in the future. Our ability to meet these restrictive covenants and financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our Credit Facility and/or the Notes. Upon the occurrence of an event of default under our Credit Facility or the Notes, all amounts outstanding under our Credit Facility and the Notes may become due and payable and all commitments under the Credit Facility to extend further credit may be terminated.

We believe that internally generated cash, availability for additional borrowings under our Credit Facility of $750 million (consisting of a $750 million revolving credit facility, of which $37.7 million is set aside for outstanding letters of credit as of June 30, 2012 and $5.0 million was outstanding at June 30, 2012) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion and our continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash, borrowings under our Credit Facility as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.

On May 24, 2012, we filed a universal automatic shelf registration statement on Form S-3ASR that will permit us, from time to time, in one or more public offerings, to offer debt securities, common stock, preferred stock, warrants, depositary shares, or any combination of such securities. The shelf registration statement will also permit our subsidiary, CHS, to offer debt securities that would be guaranteed by us, from time to time in one or more public offerings. The terms of any such future offerings would be established at the time of the offering.

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the six months ended June 30, 2012:

Six Months Ended June 30, 2012

Ratio of earnings to fixed charges (1)	1.79 x

(1)	Fixed charges include interest expensed and capitalized during the year plus an estimate of the interest component of rent expense. There are no shares of preferred stock outstanding. See exhibit 12 filed as part of this Report for the calculation of this ratio.

Off-balance Sheet Arrangements

Our consolidated operating results for the six months ended June 30, 2012 and 2011, included $113.3 million and $104.4 million, respectively, of net operating revenues and $15.9 million and $10.1 million, respectively, of income from operations generated from five hospitals operated by us under operating lease arrangements. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the respective assets and the future lease obligations under these arrangements are not recorded on our condensed consolidated balance sheet. Lease costs under these arrangements are included in rent expense and totaled approximately $5.8 million and $6.0 million for the six months ended June 30, 2012 and 2011, respectively. The current terms of these operating leases expire between January 2013 and June 2022, not including lease extension options. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.

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

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of June 30, 2012, we have hospitals in 22 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also has a non-profit entity as a partner. In addition, we have three other hospitals with noncontrolling interests owned by non-profit entities. During the three months ended March 31, 2012, one of our subsidiaries purchased the outstanding partnership interests not already owned by us that were held by physician investors in the limited partnership that owns and operates Longview Regional Medical Center in Longview, Texas. The purchase price for these partnership interests was $28.8 million. After acquiring these partnership interests, one or more of our subsidiaries collectively own 100% of the outstanding equity of the limited partnership that owns and operates this hospital. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $367.9 million and $395.7 million as of June 30, 2012 and December 31, 2011, respectively. Noncontrolling interests in equity of consolidated subsidiaries was $64.7 million and $67.3 million as of June 30, 2012 and December 31, 2011, respectively. The amount of net income attributable to noncontrolling interests was $18.8 million and $18.2 million for the three months ended June 30, 2012 and 2011, respectively, and $42.6 million and $35.2 million for the six months ended June 30, 2012 and 2011, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we are not permitted to introduce physician ownership at any of our wholly-owned facilities or increase the aggregate percentage of physician ownership in any of our existing joint ventures.

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

Third-Party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed

“automated contractual allowance system.” Within the automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at June 30, 2012 from our estimated reimbursement percentage, net income for the six months ended June 30, 2012 would have changed by approximately $40.1 million, and net accounts receivable at June 30, 2012 would have changed by $64.1 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. During the six months ended June 30, 2012, we recognized a net after-tax benefit of $42.8 million from the resolution of two industry-wide governmental payment updates related to prior periods. Other than this adjustment, contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month and six-month periods ended June 30, 2012 and 2011.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third-party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at June 30, 2012 from our estimated collection percentage as a result of a change in expected recoveries, net income for the six months ended June 30, 2012 would have changed by $21.8 million, and net accounts receivable at June 30, 2012 would have changed by $34.8 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $2.3 billion and $2.2 billion at June 30, 2012 and December 31, 2011, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding was 58 days and 56 days at June 30, 2012 and December 31, 2011, respectively. Our target range for days revenue outstanding is 53 to 63 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $9.5 billion and $8.3 billion as of June 30, 2012 and December 31, 2011, respectively.

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor category is as follows:

	June 30, 2012	December 31, 2011

Insured receivables	64.3%	63.7%
Self-pay receivables	35.7%	36.3%

Total	100.0%	100.0%

For the hospital segment, the combined total of the allowance for doubtful accounts for self-pay accounts receivable and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 84% at both June 30, 2012 and December 31, 2011. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 91% at both June 30, 2012 and December 31, 2011.

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

There have been no significant changes in our estimate of the reserve for professional liability claims during the three and six months ended June 30, 2012.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $2.0 million as of June 30, 2012. During the six months ended June 30, 2012, we increased liabilities for uncertain tax positions by $1.0 million and increased interest and penalties by approximately $0.3 million. A total of approximately $0.5 million of interest and penalties is included in the amount of liability for uncertain tax positions at June 30, 2012. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our consolidated results of operations or consolidated financial position.

We, or one or more of our subsidiaries, file income tax returns in the United States federal jurisdiction and various state jurisdictions. We have extended the federal statute of limitations for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003. The IRS has concluded its examination of the federal tax return of Triad for the tax periods ended December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007, and the statutes of limitations for those years will close on December 31, 2012. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2008 and federal income tax examinations with respect to Community Health Systems, Inc. federal returns for years prior to 2007. Our federal income tax returns for the 2007, 2008, 2009 and 2010 tax years are currently under examination by the IRS. We believe the results of this examination will not be material to our consolidated results of operations or consolidated financial position. In connection with our 2007 and 2008 IRS examinations, the IRS has taken exception to the timing of our malpractice expense deductions. Management believes that our deduction timing is appropriate, and will work to resolve this item over the next 24 months. If management is unable to sustain the current timing of our deduction, then it would be subject to interest and penalty costs. Management does not consider this matter to have met the recognition criteria to be considered an uncertain tax position for which a reserve is necessary.

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

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $6.2 million and $1.6 million for the three months ended June 30, 2012 and 2011, respectively, and $9.9 million and $3.2 million for the six months ended June 30, 2012 and 2011, respectively.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we receive various inquiries or subpoenas from state regulators, fiscal intermediaries, the Centers for Medicare and Medicaid Services and the Department of Justice regarding various Medicare and Medicaid issues. In addition to the subpoenas discussed below, we are currently responding to subpoenas and administrative demands concerning: operations of a cardiovascular surgery department at our Oregon hospital, lab operations at a New Mexico hospital and certain cardiology procedures medical records and policies at a New Mexico hospital. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. We are not aware of any pending or threatened litigation that is not covered by insurance policies or reserved for in our financial statements or which we believe would have a material adverse impact on us; however, some pending or threatened proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits.

Community Health Systems, Inc. Legal Proceedings

On February 10, 2006, we received a letter from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 2006 letter focused on our hospitals in three states: Arkansas, New Mexico and South Carolina. On August 31, 2006, we received a follow up letter from the Department of Justice requesting additional documents relating to the programs in New Mexico and the payments to our three hospitals in that state. Through the beginning of 2009, we provided the Department of Justice with requested documents, met with its personnel on numerous occasions and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified us that it believed that we and these three New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. At one point, the Civil Division calculated that the three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million and said that if it proceeded to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc., pending in the United States District Court for the District of New Mexico. The federal government filed its complaint in intervention on June 30, 2009. The relator filed a second amended complaint on July 1, 2009. Both of these complaints expand the time period during which alleged improper payments were made. We filed motions to dismiss all of the federal government’s and the relator’s claims on August 28, 2009. On March 19, 2010, the court granted in part and denied in part our motion to dismiss as to the relator’s complaint. On July 7, 2010, the court denied our motion to dismiss the federal government’s complaint in intervention. On July 21, 2010, we filed our answer and pretrial discovery began. On June 2, 2011, the relator filed a Third Amended Complaint adding subsidiaries Community Health Systems Professional Services Corporation and CHS/Community Health Systems, Inc. as defendants. On June 6, 2011, the government filed its First Amended Complaint in intervention adding Community Health Systems Professional Services Corporation as a defendant. Discovery is closed. Motions for Summary Judgment were filed on March 27, 2012 and there is currently no hearing date on the motions nor has a trial date been set. On March 30, 2012, the court denied our motion to exclude Plaintiffs’ expert witness testimony, which we believe fails to follow the controlling Medicaid statute and regulations and results in an exaggeration of the damages estimate by fourfold. We will have the opportunity to challenge the methodology employed at trial. We are vigorously defending this action.

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

On April 19, 2009, we were served in Roswell, New Mexico with an answer and counterclaim in the case of Roswell Hospital Corporation d/b/a Eastern New Mexico Medical Center vs. Patrick Sisneros and Tammie McClain (sued as Jane Doe Sisneros). The case was originally filed as a collection matter. The counterclaim was filed as a putative class action and alleged theories of breach of contract, unjust enrichment, misrepresentation, prima facie tort, Fair Trade Practices Act and violation of the New Mexico RICO statute. On May 7, 2009, the hospital filed a notice of removal to federal court. On July 27, 2009, the case was remanded to state court for lack of a federal question. A motion to dismiss and a motion to dismiss misjoined counterclaim plaintiffs were filed on October 20, 2009. These motions were denied. Extensive discovery has been conducted. A motion for class certification for all uninsured patients was heard on March 3 through March 5, 2010 and on April 13, 2010, the state district court judge certified the case as a class action. Numerous hearings have been conducted to assess the sufficiency of the methodology used to determine class damages. On December 5, 2011, the court entered an order approving the suggested damages methodology. The court has now ordered that class notice be sent by April 30, 2012. A discovery cut-off date has been set for August 24, 2012 and a trial date has been set for November 27, 2012. We are vigorously defending this action.

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

On April 22, 2011, a joint motion was filed by the relator and the United States Department of Justice in the case styled United States ex rel. and Reuille vs. Community Health Systems Professional Services Corporation and Lutheran Musculoskeletal Center, LLC d/b/a Lutheran Hospital, in the United States District Court for the Northern District of Indiana, Fort Wayne Division. The lawsuit was originally filed under seal on January 7, 2009. The suit is brought under the False Claims Act and alleges that Lutheran Hospital of Indiana billed the Medicare program for (a) false 23 hour observation after outpatient surgeries and procedures, and (b) intentional assignment of inpatient status to one-day stays for cases that do not meet Medicare criteria for inpatient intensity of service or severity of illness. The relator had worked in the case management department of Lutheran Hospital of Indiana but was reassigned to another department in the fall of 2006. This facility was acquired by us as part of the July 25, 2007 merger transaction with Triad Hospitals, Inc. The complaint also includes allegations of age discrimination in Ms. Reuille’s 2006 reassignment and retaliation in connection with her resignation on October 1, 2008. We had cooperated fully with the government in its investigation of this matter, but had been unaware of the exact nature of the allegations in the complaint. On December 27, 2010, the government filed a notice that it declined to intervene in this suit. The April 22, 2011 motion contained additional information about how the government intended to proceed with an investigation regarding “allegations of improper billing for inpatient care at other hospitals associated with Community Health Systems, Inc. . . . asserted in other qui tam complaints in other jurisdictions.” The motion stated that the Department of Justice has “consolidated its investigations” of the Company and other related entities and that “the Civil Division of the Department of Justice, multiple United States Attorneys’ offices, and the Office of Inspector General for the Department of Health and Human Services, or HHS, are now closely coordinating their investigation of these overlapping allegations. The Attorney General of Texas has initiated an investigation; the United States intends to work cooperatively with Texas and any other States investigating these allegations.” The motion also stated that the Office of Audit Services for the Office of Investigations for HHS has been engaged to conduct a national audit of certain of our Medicare claims. The government confirmed that it considers the allegations made in the complaint styled Tenet Healthcare Corporation vs. Community Health Systems, Inc., et al. filed in the United States District Court for the Northern District of Texas, Dallas Division on April 11, 2011 to be related to the allegations in the qui tam and to what the government is now describing as a consolidated investigation. (Because qui tam suits are filed “under seal,” no one but the relator and the government knows that the suit has been filed or what allegations are being made by the relator on behalf of the government. Initially, the government has 60 days to make a determination about whether to intervene in a case and to act as the plaintiff or to decline to intervene and allow the relator to act as the plaintiff in the suit, but extensions of time are frequently granted to allow the government additional time to investigate the allegations. Even if, in the course of an investigation, the court partially unseals a complaint to allow the government and a defendant to work to a resolution of the complaint’s allegations, the defendant is prohibited from revealing to anyone even that the partial unsealing has occurred. As the investigation proceeds, we may learn of additional qui tam suits filed against us or our affiliated hospitals or related entities, or that contact letters, document requests, or medical record requests we have received in the past from various governmental agencies are generated from qui tam cases filed under seal.) The motion filed on April 22, 2011 concluded by requesting a stay of the litigation in the Reuille case for 180 days, and on April 25, 2011, the court granted the motion. Our management company subsidiary, Community Health Systems Professional Services Corporation, the defendant in the Reuille case, consented to the request for the stay. On October 19, 2011, the government filed an application to transfer the Reuille case to the Middle District of Tennessee or for an extension of the stay for an additional 180 days. We agreed that a stay for an additional, but shorter period of time, 90 days, was appropriate, but did not consent to the transfer of the case. Our response setting forth our legal arguments was filed on October 24, 2011. On November 1, 2011, the court denied the motion to transfer the matter and extended the stay until April 30, 2012. On April 26, 2012, we joined the government and the relator in a motion to extend the stay in this case for an additional 180 days. As noted in that filing, we are working with the government on a probe audit of medical records (described above with respect to the April 2011 subpoena). The stay has been extended until October 29, 2012. We are cooperating fully with the government in its investigations.

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

Three purported class action shareholder federal securities cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash, filed May 5, 2011; De Zheng v. Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash, filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash and Thomas Mark Buford, filed June 2, 2011. All three seek class certification on behalf of purchasers of our common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for our common stock. On September 20, 2011, all three were assigned to the same judge as related cases. On December 28, 2011, the court consolidated all three shareholder cases for pretrial purposes, selected NYC Funds as lead plaintiffs, and selected NYC Funds’ counsel as lead plaintiffs’ counsel. The parties negotiated operative dates for these consolidated shareholder federal securities actions. An operative consolidated complaint was filed on July 13, 2012 and a responsive pleading is due September 11, 2012.

Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, W. Larry Cash, T. Mark Buford, John A. Clerico, James S. Ely III, John A. Fry, William Norris Jennings, Julia B. North and H. Mitchell Watson, Jr., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, W. Larry Cash, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North and H. Mitchell Watson, Jr., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, W. Larry Cash, T. Mark Buford, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North, H. Mitchell Watson, Jr. and Community Health Systems, Inc., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. On September 28, 2011, the court ordered that the Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund action and the Roofers Local No. 149 Pension

Fund action be consolidated for pretrial purposes, and appointed the derivative plaintiffs’ lead counsel. On November 29, 2011, the court ordered that the Lambert Sweat action be consolidated with the Plumbers and Roofers consolidated derivative actions. The Plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. A motion to dismiss was filed on May 14, 2012 and Plaintiffs’ response was filed on July 13, 2012. A reply is due on August 27, 2012. We believe all of these matters are without merit and will vigorously defend them.

On May 2, 2012, suit was filed in the matter styled Daniel Eagle v. Community Health Systems, Inc., Chancery Court, State of Delaware. Suit was filed under Section 220 of the Delaware General Corporation Law to inspect certain of the Company’s books and records pertaining to matters concerning alleged improper admissions practices. An answer was filed on June 25, 2012 and the matter is set for a hearing on September 27, 2012. We are vigorously defending this action.

On June 2, 2011, an order was entered unsealing a relator’s qui tam complaint in the matter of U.S. ex rel. Wood M. Deming, MD, individually and on behalf of Regional Cardiology Consultants, PC v. Jackson-Madison County General Hospital, an Affiliate of West Tennessee Healthcare, Regional Hospital of Jackson, a Division of Community Health Systems Professional Services Corporation, James Moss, individually, Timothy Puthoff, individually, Joel Perchik, MD, individually, and Elie H. Korban, MD, individually. The action is pending in the Western District of Tennessee, Jackson Division. Regional Hospital of Jackson is an affiliated hospital and Mr. Puthoff is a former chief executive officer there. The Order recited that the United States had elected to intervene to a limited degree only concerning the claims against Dr. Korban for false and fraudulent billing for allegedly unnecessary stent procedures and for causing the submission of false claims by the hospitals. The United States expressly declined to intervene in all other claims against all other named defendants. On July 28, 2011, we were served by the relator. On September 7, 2011, we filed our answer. On January 26, 2012, the relator was granted unopposed leave to file an amended complaint, which he filed on May 25, 2012. We filed an answer on June 14, 2012. We believe the claims against our hospital are without merit and we will vigorously defend this case.

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

On February 2, 2012, an order was entered unsealing a relator’s qui tam complaint in the matter of U.S. ex rel. Pamela Gronemeyer v. Crossroads Community Hospital. The action is pending in the United States District Court, Southern District of Illinois. Crossroads Community Hospital is an affiliated hospital. The order recited that the United States had declined to intervene in this matter. We had previously disclosed this matter in the context of our response to a subpoena concerning blood administration practices at an affiliated Illinois hospital. We were served in this case on April 18, 2012 and filed a motion to dismiss on May 31, 2012. On July 2, 2012, Plaintiff filed a response seeking permission to file a second amended complaint. We believe the claim against our hospital is without merit and we will vigorously defend this case.

On February 4, 2010, suit was filed in the matter styled Managed Care Solutions, Inc. v. Community Health Systems, Inc., United States District Court for the Southern District of Florida. Plaintiff contracted with two affiliated hospitals to provide services collecting receivables from third-party payors. Plaintiff seeks to extend the contract to additional facilities at which it never provided any services and is claiming $435 million in damages. A motion for summary judgment was filed on February 17, 2012. On June 4, 2012, the District Court affirmed the recommendation of the Magistrate Judge limiting the Plaintiff’s claims to only two hospitals. The Court also bifurcated the case with liability set to be tried on September 24, 2012. We will continue to vigorously defend this action.

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

On January 30, 2012, an order was entered unsealing a relator’s qui tam complaint in the matter of U.S. ex rel. Wilson v. Crestwood Healthcare LP d/b/a Crestwood Medical Center, et al., United States District Court for the Northern District of Alabama and originally filed on September 16, 2011. Co-defendant Dr. Pamela Hudson is the chief executive officer there. The matter concerns lease arrangements with the other named physician co-defendants. The government declined to intervene in this case. The hospital was served on February 21, 2012, and a motion to dismiss was filed on April 30, 2012. The motion to dismiss was granted with prejudice on May 18, 2012.

On February 29, 2012, Gregg Becker, a former chief financial officer at Rockwood Clinic in Spokane, Washington, sued “Community Health Systems, Inc. d/b/a Community Health Systems Professional Services Corporation d/b/a Community Health Systems d/b/a Community Health Systems PSC, Inc. d/b/a Rockwood Clinic P.S and Rockwood Clinic, PS” in Superior Court, Spokane, Washington. On March 9, 2012, the case was removed to federal court in Spokane. Becker claims he was wrongfully terminated for allegedly refusing to certify a budget for Rockwood Clinic in 2012. On February 29, 2012, he also filed an administrative complaint with the Department of Labor, Occupational Safety and Health Administration alleging that he is a whistleblower under Sarbanes-Oxley and a response was filed on May 21, 2012. On April 5, 2012, motions to dismiss on the merits and jurisdictional grounds were filed in the civil case and are set for a hearing on July 27, 2012. We are vigorously defending this action.

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

—

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

—

Prior to the receipt of the civil investigative demands in Texas in November 2010, no concerns had been raised that the Pro-MED emergency department management system inappropriately caused physicians or hospitals to order tests or admit patients, and we continue to dispute that it does so; and

—

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

Triad Hospitals, Inc. Legal Proceedings

In a case styled U.S. ex rel. Bartlett v. Quorum Health Resources, LLC, et al., pending in the Western District of Pennsylvania, Johnstown Division, the relator alleges in his second amended complaint, filed in January 2006 (the first amended complaint having been dismissed), that QHR conspired with an unaffiliated hospital to pay illegal remuneration in violation of the federal anti-kickback statute and the Stark Law, thus causing false claims to be filed. A renewed motion to dismiss was filed in March 2006 asserting that the second amended complaint did not cure the defects contained in the first amended complaint. In September 2006, the hospital and one of the other defendants affiliated with the hospital filed for protection under Chapter 11 of the federal bankruptcy code, which imposed an automatic stay on proceedings in the case. Relators entered into a settlement agreement with the hospital, subject to confirmation of the hospital’s reorganization plan. The District Court conducted a status conference on January 30, 2009 and later convened another conference on March 30, 2009 and heard arguments on whether to proceed with a motion to dismiss, but did not make a ruling. The government and relator have reached a settlement with the hospital. On March 22, 2011, the court denied all other defendants’ motions to dismiss and discovery in the case proceeded. On May 30, 2012, QHR was voluntarily dismissed from this case.

Item 1A.  Risk Factors

In addition to the risk factors disclosed under Item 1A to Part 1 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2011, the following risk factor should be read carefully in connection with evaluating our business and the forward-looking information contained within our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Other than the update to our risk factors presented below, there have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K.

If there are delays in regulatory updates by governmental entities to federal and state healthcare programs, we may experience increased volatility in our operating results as such delays may result in a timing difference between when such program revenues are earned and when they become known or estimable for purposes of accounting recognition.

We derive a significant amount of our net operating revenues from governmental health care programs, primarily from the Medicare and Medicaid programs. The reimbursements due to us from those programs are subject to legislative and regulatory changes that can have a significant impact on our operating results. When delays occur in the passage of regulations or legislation, there is the potential for material increases or decreases in operating revenues to be recognized in periods subsequent to when such related services were performed, resulting in the potential for a material effect on our consolidated financial position and consolidated results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. Our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $50 million in the aggregate plus the aggregate amount of proceeds from the exercise of stock options. The indenture governing our Notes also limits our ability to pay dividends and/or repurchase stock. As of June 30, 2012, under the most restrictive test under these agreements, we have approximately $81.3 million available with which to pay permitted dividends and/or repurchase shares of stock or our Senior Notes.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Item 6.  Exhibits

No.	Description
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

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
Kevin J. Hammons
Vice President and Chief Accounting Officer
(principal accounting officer)

Date: July 27, 2012

Index to Exhibits

No.	Description
12	Computation of Ratio of Earnings to Fixed Charges
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Label Linkbase*
101.PRE	XBRL Taxonomy Presentation Linkbase*

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