Form 10-Q
period 2012-09-30
COMMUNITY HEALTH SYSTEMS INC
filed 2012-11-01
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

Commission file number 001-15925

COMMUNITY HEALTH SYSTEMS, INC.

(Exact name of registrant as specified in its charter)

Delaware	13-3893191
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

4000 Meridian Boulevard	37067
Franklin, Tennessee (Address of principal executive offices)	(Zip Code)

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

As of October 25, 2012, there were outstanding 91,196,196 shares of the registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Nine Months Ended September 30, 2012

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$240,650	$129,865
Patient accounts receivable, net of allowance for doubtful accounts of $2,199,088 and $1,891,334 at September 30, 2012 and December 31, 2011, respectively	2,091,217	1,834,167
Supplies	364,972	346,611
Prepaid income taxes	20,233	101,389
Deferred income taxes	89,797	89,797
Prepaid expenses and taxes	132,807	112,613
Other current assets	267,735	231,647

Total current assets	3,207,411	2,846,089

Property and equipment	9,981,776	9,369,528
Less accumulated depreciation and amortization	(2,875,982)	(2,513,552)

Property and equipment, net	7,105,794	6,855,976

Goodwill	4,397,473	4,264,845

Other assets, net	1,530,477	1,241,930

Total assets	$16,241,155	$15,208,840

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$99,194	$63,706
Accounts payable	809,255	748,997
Accrued interest	110,864	110,121
Accrued liabilities	961,910	988,315

Total current liabilities	1,981,223	1,911,139

Long-term debt	9,472,869	8,782,798

Deferred income taxes	704,725	704,725

Other long-term liabilities	999,080	949,990

Total liabilities	13,157,897	12,348,652

Redeemable noncontrolling interests in equity of consolidated subsidiaries	370,514	395,743

EQUITY
Community Health Systems, Inc. stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 92,161,852 shares issued and 91,186,303 shares outstanding at September 30, 2012, and 91,547,079 shares issued and 90,571,530 shares outstanding at December 31, 2011	922	915
Additional paid-in capital	1,104,570	1,086,008
Treasury stock, at cost, 975,549 shares at September 30, 2012 and December 31, 2011	(6,678)	(6,678)
Accumulated other comprehensive loss	(148,721)	(184,479)
Retained earnings	1,704,396	1,501,330

Total Community Health Systems, Inc. stockholders’ equity	2,654,489	2,397,096
Noncontrolling interests in equity of consolidated subsidiaries	58,255	67,349

Total equity	2,712,744	2,464,445

Total liabilities and equity	$16,241,155	$15,208,840

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(in thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Operating revenues (net of contractual allowances and discounts)	$3,696,661	$3,395,773	$11,226,580	$10,183,654
Provision for bad debts	484,631	450,296	1,474,541	1,283,267

Net operating revenues	3,212,030	2,945,477	9,752,039	8,900,387

Operating costs and expenses:
Salaries and benefits	1,525,111	1,393,151	4,547,532	4,156,614
Supplies	484,212	459,146	1,472,520	1,366,242
Other operating expenses	694,857	623,608	2,140,025	1,893,138
Electronic health records incentive reimbursement	(30,622)	(40,227)	(73,592)	(40,227)
Rent	68,637	64,481	202,324	190,082
Depreciation and amortization	182,207	161,515	536,362	481,046

Total operating costs and expenses	2,924,402	2,661,674	8,825,171	8,046,895

Income from operations	287,628	283,803	926,868	853,492
Interest expense, net	158,565	159,480	462,347	485,928
Loss from early extinguishment of debt	52,024	-	115,453	-
Equity in earnings of unconsolidated affiliates	(7,419)	(8,194)	(32,613)	(38,345)

Income from continuing operations before income taxes	84,458	132,517	381,681	405,909
Provision for income taxes	25,700	36,717	121,038	125,630

Income from continuing operations	58,758	95,800	260,643	280,279

Discontinued operations, net of taxes:
Loss from operations of entities sold	-	(3,103)	(466)	(4,546)
Impairment of hospitals sold	-	-	-	(47,930)
Loss on sale, net	-	(66)	-	(3,300)

Loss from discontinued operations, net of taxes	-	(3,169)	(466)	(55,776)

Net income	58,758	92,631	260,177	224,503
Less: Net income attributable to noncontrolling interests	14,525	18,327	57,111	53,486

Net income attributable to Community Health Systems, Inc. stockholders	$44,233	$74,304	$203,066	$171,017

Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$0.50	$0.87	$2.29	$2.51
Discontinued operations	-	(0.04)	(0.01)	(0.62)

Net income	$0.50	$0.83	$2.28	$1.89

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.49	$0.86	$2.27	$2.49
Discontinued operations	-	(0.04)	(0.01)	(0.61)

Net income	$0.49	$0.83	$2.27	$1.87

Weighted-average number of shares outstanding:
Basic	89,259,950	89,412,310	89,028,249	90,513,665

Diluted	90,009,113	89,857,583	89,464,987	91,256,469

(1) Total per share amounts may not add due to rounding.

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net income	$58,758	$92,631	$260,177	$224,503
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps	8,254	2,722	28,766	30,199
Net change in fair value of available-for-sale securities	1,370	(4,029)	3,509	(2,692)
Amortization and recognition of unrecognized pension cost components	1,202	790	3,483	2,369

Other comprehensive income (loss)	10,826	(517)	35,758	29,876

Comprehensive income	69,584	92,114	295,935	254,379
Less: Comprehensive income attributable to noncontrolling interests	14,525	18,327	57,111	53,486

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$55,059	$73,787	$238,824	$200,893

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2012	2011

Cash flows from operating activities
Net income	$260,177	$224,503
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	536,362	485,917
Stock-based compensation expense	30,708	31,588
Loss on sale, net	-	3,300
Impairment of hospitals sold	-	47,930
Loss from early extinguishment of debt	115,453	-
Excess tax benefit relating to stock-based compensation	(1,545)	(4,616)
Other non-cash expenses, net	22,482	14,279
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(227,814)	(90,805)
Supplies, prepaid expenses and other current assets	(68,247)	(31,455)
Accounts payable, accrued liabilities and income taxes	103,156	146,166
Other	7,133	(6,572)

Net cash provided by operating activities	777,865	820,235

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(312,927)	(209,451)
Purchases of property and equipment	(557,469)	(532,845)
Proceeds from disposition of hospitals and other ancillary operations	-	172,578
Proceeds from sale of property and equipment	4,808	9,251
Increase in other investments	(222,164)	(130,980)

Net cash used in investing activities	(1,087,752)	(691,447)

Cash flows from financing activities
Proceeds from exercise of stock options	5,750	18,880
Repurchase of restricted stock shares for payroll tax withholding requirements	(9,165)	-
Deferred financing costs	(135,647)	(100)
Excess tax benefit relating to stock-based compensation	1,545	4,616
Stock buy-back	-	(85,790)
Proceeds from noncontrolling investors in joint ventures	535	1,229
Redemption of noncontrolling investments in joint ventures	(39,709)	(4,784)
Distributions to noncontrolling investors in joint ventures	(60,676)	(49,928)
Borrowings under credit agreements	5,924,377	83,000
Issuance of long-term debt	3,825,000	-
Proceeds from receivables facility	300,000	-
Repayments of long-term indebtedness	(9,391,338)	(128,768)

Net cash provided by (used in) financing activities	420,672	(161,645)

Net change in cash and cash equivalents	110,785	(32,857)
Cash and cash equivalents at beginning of period	129,865	299,169

Cash and cash equivalents at end of period	$240,650	$266,312

Supplemental disclosure of cash flow information:
Interest payments	$461,604	$548,359

Income tax paid (refunds received), net	$55,404	$(2,708)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the “Company”) as of September 30, 2012 and December 31, 2011 and for the three-month and nine-month periods ended September 30, 2012 and September 30, 2011, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2012, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2012. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2011, contained in the Company’s Annual Report on Form 10-K.

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

Allowance for Doubtful Accounts. In July 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-07, which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about the Company’s policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectibility of patient service revenue. This ASU was adopted by the Company on January 1, 2012. Upon adoption, the Company’s provision for bad debts was presented as a reduction of operating revenues after contractual adjustments and discounts. The condensed consolidated statement of income for the three and nine months ended September 30, 2011 has been retrospectively revised to present the provision for bad debts as a reduction of operating revenues for comparative purposes with the September 30, 2012 presentation.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), recognized during the three and nine months ended September 30, 2012 and 2011, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Medicare	$953,603	$893,680	$2,968,647	$2,736,213
Medicaid	387,034	325,901	1,098,691	995,658
Managed Care and other third-party payors	1,862,657	1,753,101	5,681,006	5,204,778
Self-pay	493,367	423,091	1,478,236	1,247,005

Total	$3,696,661	$3,395,773	$11,226,580	$10,183,654

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

The Company recognized approximately $30.6 million and $40.2 million during the three months ended September 30, 2012 and 2011, respectively, and $73.6 million and $40.2 million during the nine months ended September 30, 2012 and 2011, respectively, of incentive reimbursement for HITECH incentives from Medicare and Medicaid related to certain of the Company’s hospitals and for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements are presented as a reduction of operating expenses on the condensed consolidated statement of income. Net operating revenues for the three and nine months ended September 30, 2011 have been restated for the reclassification of incentive reimbursements to reflect the change in presentation for such incentives during the fourth quarter of 2011 from a component of net operating revenues to a reduction of operating expenses. This reclassification decreased net operating revenues and operating expenses for the three and nine months ended September 30, 2011 by $40.2 million, and had no impact on income from continuing operations or net income as previously reported. Management does not consider this change in classification to be material. The Company received cash related to the incentive reimbursement for HITECH incentives of approximately $12.8 million and $6.5 million for the three months ended September 30, 2012 and 2011, respectively, and $41.6 million and $6.5 million for the nine months ended September 30, 2012 and 2011, respectively.

Reimbursement Settlements. Included in net operating revenues for the nine months ended September 30, 2012 is approximately $101.8 million of net operating revenues from an industry-wide settlement with the United States Department of Health and Human Services and Centers for Medicare and Medicaid Services, based on a claim that acute-care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system in federal fiscal years 1999 through 2011. The underpayments resulted from calculations related to the rural floor budget neutrality adjustments implemented in connection with the Balanced Budget Act of 1997. Also included in net operating revenues for the nine months ended September 30, 2012 is an unfavorable adjustment of approximately $21.0 million related to the newly issued Supplemental Security Income ratios for federal fiscal years 2006 through 2009 utilized for calculating Medicare Disproportionate Share Hospital reimbursements.

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

The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (the “IRC”), as well as stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Prior to being amended in 2009, the 2000 Plan also allowed for the grant of phantom stock. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2000 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10-year contractual term, options granted in 2005 through 2007 have an eight-year contractual term and options granted in 2008 or later have a 10-year contractual term. As of September 30, 2012, 707,767 shares of unissued common stock were reserved for future grants under the 2000 Plan.

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of September 30, 2012, 1,525,791 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The exercise price of all options granted is equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Effect on income from continuing operations before income taxes	$(10,084)	$(10,855)	$(30,708)	$(31,588)

Effect on net income	$(6,403)	$(6,893)	$(19,500)	$(20,059)

At September 30, 2012, $45.0 million of unrecognized stock-based compensation expense was expected to be recognized over a weighted-average period of 19 months. Of that amount, $9.0 million related to outstanding unvested stock options was expected to be recognized over a weighted-average period of 18 months and $36.0 million related to outstanding unvested restricted stock and restricted stock units was expected to be recognized over a weighted-average period of 19 months. There were no modifications to awards during the three-month and nine-month periods ended September 30, 2012.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions and weighted-average fair values during the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected volatility	59.8%	57.8%	57.8%	32.8%
Expected dividends	-	-	-	-
Expected term	4 years	4 years	4.1 years	4 years
Risk-free interest rate	0.5%	0.6%	0.7%	1.7%

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

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of September 30, 2012, and changes during each of the three-month periods following December 31, 2011, were as follows (in thousands, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of September 30, 2012
Outstanding at December 31, 2011	8,389,142	$32.83
Granted	246,500	21.07
Exercised	(17,244)	17.88
Forfeited and cancelled	(130,475)	32.27

Outstanding at March 31, 2012	8,487,923	32.53
Granted	4,000	21.91
Exercised	(50,018)	19.20
Forfeited and cancelled	(103,448)	33.38

Outstanding at June 30, 2012	8,338,457	32.59
Granted	3,000	27.44
Exercised	(227,737)	19.67
Forfeited and cancelled	(159,831)	35.10

Outstanding at September 30, 2012	7,953,889	$32.91	4.6 years	$15,739

Exercisable at September 30, 2012	6,437,632	$33.01	3.7 years	$12,527

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The weighted-average grant date fair value of stock options granted during the three months ended September 30, 2012 and 2011 was $12.51 and $7.97, respectively, and $9.19 and $10.18 during the nine months ended September 30, 2012 and 2011, respectively. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($29.14) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on September 30, 2012. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended September 30, 2012 was $1.8 million. There was substantially no aggregate intrinsic value of options exercised during the three months ended September 30, 2011. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2012 and 2011 was $2.2 million and $6.1 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of September 30, 2012, and changes during each of the three-month periods following December 31, 2011, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2011	2,207,612	$32.95
Granted	660,500	21.07
Vested	(1,082,821)	29.67
Forfeited	(1,000)	37.96

Unvested at March 31, 2012	1,784,291	30.54
Granted	8,000	21.91
Vested	(7,001)	29.78
Forfeited	(7,000)	31.39

Unvested at June 30, 2012	1,778,290	30.50
Granted	9,000	27.44
Vested	(10,667)	28.73
Forfeited	(10,334)	30.64

Unvested at September 30, 2012	1,766,289	30.49

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Phantom stock and restricted stock units (“RSUs”) have been granted to the Company’s outside directors under the 2000 Plan and the 2009 Plan. On February 25, 2009, each of the Company’s outside directors received a grant under the 2000 Plan of 7,151 shares of phantom stock. On May 19, 2009, the newly elected outside director received a grant under the 2000 Plan of 7,151 RSUs. On February 24, 2010, six of the Company’s seven outside directors each received a grant under the 2000 Plan of 4,130 RSUs and one outside director, who did not stand for reelection in 2010, did not receive such a grant. On February 23, 2011, each of the Company’s outside directors received a grant under the 2009 Plan of 3,688 RSUs. On February 16, 2012, each of the Company’s outside directors received a grant under the 2009 Plan of 6,645 RSUs. Vesting of these shares of phantom stock and RSUs occurs in one-third increments on each of the first three anniversaries of the award date. Restricted stock units and phantom stock outstanding under the 2000 Plan and the 2009 Plan as of September 30, 2012, and changes during each of the three-month periods following December 31, 2011, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2011	52,956	$31.67
RSUs Granted February 16, 2012	39,870	21.07
Vested	(27,556)	28.19
Forfeited	-	-

Unvested at March 31, 2012	65,270	26.67
RSUs Granted	-	-
Vested	(2,384)	25.27
Forfeited	-	-

Unvested at June 30, 2012	62,886	26.72
RSUs Granted	-	-
Vested	-	-
Forfeited	-	-

Unvested at September 30, 2012	62,886	26.72

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Directors’ fees earned and deferred into plan	$28	$55	$83	$165

Share equivalent units	944	3,305	3,161	6,822

At September 30, 2012, a total of 26,949 share equivalent units were deferred in the plan with an aggregate fair value of $0.8 million, based on the closing market price of the Company’s common stock at September 30, 2012 of $29.14.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

3.  COST OF REVENUE

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office, which were $49.4 million and $45.6 million for the three months ended September 30, 2012 and 2011, respectively, and $153.6 million and $135.1 million for the nine months ended September 30, 2012 and 2011, respectively. Included in these amounts is stock-based compensation expense of $10.1 million and $10.9 million for the three months ended September 30, 2012 and 2011, respectively, and $30.7 million and $31.6 million for the nine months ended September 30, 2012 and 2011, respectively.

4.  USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

5.  ACQUISITIONS AND DIVESTITURES

Acquisitions

The Company accounts for all transactions that represent business combinations using the acquisition method of accounting, where the identifiable assets acquired, the liabilities assumed and any noncontrolling interest in the acquired entity are recognized and measured at their fair values on the date the Company obtains control in the acquiree. Such fair values that are not finalized for reporting periods following the acquisition date are estimated and recorded as provisional amounts. Adjustments to these provisional amounts during the measurement period (defined as the date through which all information required to identify and measure the consideration transferred, the assets acquired, the liabilities assumed and any noncontrolling interests has been obtained, limited to one year from the acquisition date) are recorded as of the date of acquisition. Any material impact to comparative information for periods after acquisition, but before the period in which adjustments are identified, is reflected in those prior periods as if the adjustments were considered as of the acquisition date. Goodwill is determined as the excess of the fair value of the consideration conveyed in the acquisition over the fair value of the net assets acquired.

Effective July 1, 2012, one or more subsidiaries of the Company completed the acquisition of Memorial Health Systems in York, Pennsylvania. This healthcare system includes Memorial Hospital (100 licensed beds), the Surgical Center of York, and other outpatient and ancillary services. As part of this purchase agreement, the Company has agreed to spend at least $75.0 million to build a replacement hospital within five years of the closing date. The total cash consideration paid for fixed assets and working capital was approximately $45.0 million and $2.6 million, respectively, with additional consideration of $12.5 million assumed in liabilities, for a total consideration of $60.1 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of September 30, 2012, approximately $9.9 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective March 5, 2012, one or more subsidiaries of the Company completed a merger with Diagnostic Clinic of Longview, P.A., which is a multi-specialty clinic serving residents of Longview, Texas and surrounding East Texas communities. This merger was accounted for as a purchase business combination. The total cash consideration paid for the business, including net working capital, was approximately $52.3 million, with additional consideration of $6.9 million assumed in liabilities, for a total consideration of $59.2 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of September 30, 2012, approximately $41.8 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital. Adjustments to the purchase price allocation are not expected to be material.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Effective March 1, 2012, one or more subsidiaries of the Company completed the acquisition of MetroSouth Medical Center (330 licensed beds) located in Blue Island, Illinois. The total cash consideration paid for fixed assets was approximately $39.3 million with additional consideration of $6.2 million assumed in liabilities as well as a credit applied at closing of $0.9 million for negative acquired working capital, for a total consideration of $44.6 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of September 30, 2012, no goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective January 1, 2012, one or more subsidiaries of the Company completed the acquisition of Moses Taylor Healthcare System based in Scranton, Pennsylvania, which is a healthcare system comprised of two acute care hospitals and other healthcare providers. This healthcare system includes Moses Taylor Hospital (217 licensed beds) located in Scranton, Pennsylvania, and Mid-Valley Hospital (25 licensed beds) located in Peckville, Pennsylvania. The total cash consideration paid for fixed assets and working capital was approximately $151.1 million and $9.2 million, respectively, with additional consideration of $13.2 million assumed in liabilities, for a total consideration of $173.5 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of September 30, 2012, approximately $54.6 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective October 1, 2011, one or more subsidiaries of the Company completed the acquisition of Tomball Regional Hospital (358 licensed beds) located in Tomball, Texas. The total cash consideration paid for fixed assets and working capital was approximately $192.0 million and $17.5 million, respectively, with additional consideration of $15.9 million assumed in liabilities, for a total consideration of $225.4 million. Based upon the Company’s final purchase price allocation relating to this acquisition, as of September 30, 2012, approximately $32.4 million of goodwill has been recorded.

Effective May 1, 2011, one or more subsidiaries of the Company completed the acquisition of Mercy Health Partners based in Scranton, Pennsylvania, which is a healthcare system comprised of two acute care hospitals, a long-term acute care facility and other healthcare providers. This healthcare system includes Regional Hospital of Scranton (198 licensed beds) located in Scranton, Pennsylvania, and Tyler Memorial Hospital (48 licensed beds) located in Tunkhannock, Pennsylvania. This healthcare system also includes a long-term acute care facility, Special Care Hospital (67 licensed beds) located in Nanticoke, Pennsylvania, as well as several outpatient clinics and other ancillary facilities. The total cash consideration paid for fixed assets was approximately $150.8 million, with additional consideration of $12.3 million assumed in liabilities as well as a credit applied at closing of $2.1 million for negative acquired working capital, for a total consideration of $161.0 million. Based upon the Company’s final purchase price allocation relating to this acquisition, as of September 30, 2012, approximately $43.1 million of goodwill has been recorded.

Additionally, during the nine months ended September 30, 2012, the Company paid approximately $34.6 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by its hospitals. In connection with these acquisitions, the Company allocated approximately $9.1 million of the consideration paid to property and equipment, $1.1 million to net working capital, and the remainder, approximately $24.4 million consisting of intangible assets that do not qualify for separate recognition, was allocated to goodwill. These acquisition transactions were accounted for as purchase business combinations.

Approximately $2.5 million and $2.4 million of acquisition costs related to prospective and closed acquisitions were expensed during the three months ended September 30, 2012 and 2011, respectively, and $9.1 million and $11.0 million for the nine months ended September 30, 2012 and 2011, respectively.

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

The Company has classified the results of operations for Oregon Medical Group, SouthCrest Hospital, Claremore Regional Hospital and Cleveland Regional Hospital as discontinued operations in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2012 and 2011.

Net operating revenues and loss from discontinued operations for the respective periods are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2012	2011	2012	2011

Net operating revenues	$-	$47,855	$-	$188,418

Loss from operations of entities sold before income taxes	-	(5,120)	(729)	(7,401)
Impairment of hospitals sold	-	-	-	(51,695)
Loss on sale, net	-	(337)	-	(5,398)

Loss from discontinued operations, before taxes	-	(5,457)	(729)	(64,494)
Income tax benefit	-	(2,288)	(263)	(8,718)

Loss from discontinued operations, net of taxes	$-	$(3,169)	$(466)	$(55,776)

Interest expense was allocated to discontinued operations based on sale proceeds available for debt repayment.

6.  INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $0.8 million as of September 30, 2012. During the nine months ended September 30, 2012, the Company increased interest and penalties by approximately $0.1 million. A total of approximately $0.3 million of interest and penalties is included in the amount of the liability for uncertain tax positions at September 30, 2012. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, the Company does not anticipate the change will have a material impact on its consolidated results of operations or consolidated financial position.

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company has extended the federal statute of limitations for Triad Hospitals, Inc. (“Triad”) for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003. The Internal Revenue Service (the “IRS”) has concluded its examination of the federal tax return of Triad for the tax periods ended December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007, and the statutes of limitations for those years will close on December 31, 2012. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2008 and federal income tax examinations with respect to Community Health Systems, Inc. federal returns for years prior to 2007. The Company’s federal income tax returns for the 2007, 2008, 2009 and 2010 tax years are currently under examination by the IRS. The Company believes the results of this examination will not be material to its consolidated results of operations or consolidated financial position. In connection with the Company’s 2007 and 2008 IRS examinations, the IRS has taken exception to the timing of the Company’s malpractice expense deductions. Management believes that the Company’s deduction timing is appropriate, and will work to resolve this item over the next 12 months. If management is unable to sustain the current timing of the Company’s deduction, then it would be subject to interest and penalty costs. Management does not consider this matter to have met the recognition criteria to be considered an uncertain tax position for which a reserve is necessary.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Cash paid for income taxes, net of refunds received, resulted in net cash paid of $33.4 million and $23.0 million for the three months ended September 30, 2012 and 2011, respectively. Cash paid for income taxes, net of refunds received, resulted in net cash paid of $55.4 million and a net cash refund of $2.7 million for the nine months ended September 30, 2012 and 2011, respectively.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2012, are as follows (in thousands):

Balance as of December 31, 2011	$4,264,845
Goodwill acquired as part of acquisitions during 2012	130,661
Consideration adjustments and purchase price allocation adjustments for prior year’s acquisitions	1,967

Balance as of September 30, 2012	$4,397,473

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments meet the criteria to be classified as reporting units. At September 30, 2012, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $4.3 billion, $40.5 million and $33.3 million, respectively, of goodwill.

Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. The Company performed its last annual goodwill evaluation during the fourth quarter of 2011. No impairment was indicated by this evaluation. The next annual goodwill evaluation will be performed during the fourth quarter of 2012.

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

The gross carrying amount of the Company’s other intangible assets subject to amortization was $62.0 million at September 30, 2012 and $60.0 million at December 31, 2011, and the net carrying amount was $28.1 million at September 30, 2012 and $30.6 million at December 31, 2011. The carrying amount of the Company’s other intangible assets not subject to amortization was $47.6 million at September 30, 2012 and $46.9 million at December 31, 2011. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average amortization period for the intangible assets subject to amortization is approximately eight years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $2.0 million for both of the three month periods ended September 30, 2012 and 2011, and $5.7 million and $6.2 million during the nine months ended September 30, 2012 and 2011, respectively. Amortization expense on intangible assets is estimated to be $2.1 million for the remainder of 2012, $5.8 million in 2013, $3.7 million in 2014, $3.2 million in 2015, $2.4 million in 2016, $2.2 million in 2017 and $8.7 million thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The gross carrying amount of capitalized software for internal use was approximately $613.2 million and $451.0 million at September 30, 2012 and December 31, 2011, respectively, and the net carrying amount considering accumulated amortization was approximately $339.4 million and $241.3 million at September 30, 2012 and December 31, 2011, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight years. There is no expected residual value for capitalized internal-use software. At September 30, 2012, there was approximately $147.5 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $22.8 million and $17.8 million during the three months ended September 30, 2012 and 2011, respectively, and $64.2 million and $52.4 million during the nine months ended September 30, 2012 and 2011, respectively. Amortization expense on capitalized internal-use software is estimated to be $25.7 million for the remainder of 2012, $102.6 million in 2013, $78.4 million in 2014, $41.7 million in 2015, $26.2 million in 2016, $21.8 million in 2017 and $43.0 million thereafter.

8.  EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income from continuing operations, discontinued operations and net income attributable to Community Health Systems, Inc. common stockholders (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Numerator:
Income from continuing operations, net of taxes	$58,758	$95,800	$260,643	$280,279
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	14,525	18,327	57,111	53,486

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$44,233	$77,473	$203,532	$226,793

Loss from discontinued operations, net of taxes	$-	$(3,169)	$(466)	$(55,776)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	-	-	-	-

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$-	$(3,169)	$(466)	$(55,776)

Denominator:
Weighted-average number of shares outstanding — basic	89,259,950	89,412,310	89,028,249	90,513,665
Effect of dilutive securities:
Restricted stock awards	449,811	307,631	210,418	275,561
Employee stock options	280,495	128,371	214,082	458,685
Other equity-based awards	18,857	9,271	12,238	8,558

Weighted-average number of shares outstanding — diluted	90,009,113	89,857,583	89,464,987	91,256,469

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options	6,529,182	6,909,075	6,776,487	6,010,261

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

9.  STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of September 30, 2012, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On December 14, 2011, the Company adopted a new open market repurchase program for up to 4,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. The new repurchase program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased, or when the maximum dollar amount of repurchases has been expended. Through September 30, 2012, no shares have been purchased and retired under this program.

On September 15, 2010, the Company commenced an open market repurchase program for up to 4,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. This program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased or when the maximum dollar amount of repurchases has been expended. During the three and nine months ended September 30, 2012, the Company did not repurchase any shares under this program. During the three months ended September 30, 2011, the Company repurchased and retired 1,706,300 shares at a weighted average price of $20.93 under this program. During the nine months ended September 30, 2011, the Company repurchased and retired 3,469,866 shares at a weighted average price of $24.68 under this program. The cumulative number of shares that have been repurchased and retired under this program through September 30, 2012 is 3,921,138 shares at a weighted-average price of $25.39 per share.

The Company’s Credit Facility (as discussed below) limits the Company’s ability to pay dividends and/or repurchase stock to an amount not to exceed $50 million in the aggregate plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the 8% Senior Notes due 2019 and the 7 1/8% Senior Notes due 2020 (collectively, the “Senior Notes”) and the 5 1/8% Senior Secured Notes due 2018 also limit the Company’s ability to pay dividends and/or repurchase stock. As of September 30, 2012, under the most restrictive test under these agreements, the Company has approximately $85.8 million remaining available with which to pay permitted dividends and/or repurchase shares of stock or its Senior Notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the nine-month period ended September 30, 2012 (in thousands):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2011	$395,743	$915	$1,086,008	$(6,678)	$(184,479)	$1,501,330	$67,349	$2,464,445

Comprehensive income	40,636	-	-	-	35,758	203,066	16,475	255,299

Distributions to noncontrolling interests, net of contributions	(36,338)	-	-	-	-	-	(23,803)	(23,803)

Purchase of subsidiary shares from noncontrolling interests	(18,603)	-	(19,963)	-	-	-	(1,143)	(21,106)

Other reclassifications of noncontrolling interests	1,626	-	-	-	-	-	(623)	(623)

Adjustment to redemption value of redeemable noncontrolling interests	(12,550)	-	12,550	-	-	-	-	12,550

Issuance of common stock in connection with the exercise of stock options	-	3	5,750	-	-	-	-	5,753

Cancellation of restricted stock for tax withholdings on vested shares	-	(3)	(9,165)	-	-	-	-	(9,168)

Excess tax benefit from exercise of stock options	-	-	(1,318)	-	-	-	-	(1,318)

Share-based compensation	-	7	30,708	-	-	-	-	30,715

Balance, September 30, 2012	$370,514	$922	$1,104,570	$(6,678)	$(148,721)	$1,704,396	$58,255	$2,712,744

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in thousands):

Nine Months Ended September 30, 2012
Net income attributable to Community Health Systems, Inc. stockholders	$203,066
Transfers to the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	(19,963)

Net transfers to the noncontrolling interests	(19,963)

Change to Community Health Systems, Inc. stockholders’ equity from net income attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$183,103

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

10.  EQUITY INVESTMENTS

As of September 30, 2012, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia, in which HCA Inc. owns the majority interest.

Summarized combined financial information for the three and nine months ended September 30, 2012 and 2011, for these unconsolidated entities in which the Company owns an equity interest is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues	$294,461	$299,099	$926,886	$927,392
Operating costs and expenses	266,012	267,857	817,572	802,870
Income from continuing operations before taxes	28,421	31,211	109,238	124,447

The summarized financial information for the three and nine months ended September 30, 2012 and 2011 was derived from the unaudited financial information provided to the Company by those unconsolidated entities.

The Company’s investment in all of its unconsolidated affiliates was $436.5 million and $422.2 million at September 30, 2012 and December 31, 2011, respectively, and is included in other assets, net in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $7.4 million and $8.2 million for the three months ended September 30, 2012 and 2011, respectively, and $32.6 million and $38.3 million for the nine months ended September 30, 2012 and 2011, respectively.

11.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2012	December 31, 2011
Credit Facility:
Term loan A	$737,500	$-
Term loan B	3,619,062	5,949,383
Revolving credit loans	-	30,000
8 7/8% Senior Notes due 2015	-	1,777,617
8% Senior Notes due 2019	2,023,414	1,000,000
7 1/8% Senior Notes due 2020	1,200,000	-
5 1/8% Senior Secured Notes due 2018	1,600,000	-
Receivables Facility	300,000	-
Capital lease obligations	49,035	48,361
Other	43,052	41,143

Total debt	9,572,063	8,846,504
Less current maturities	(99,194)	(63,706)

Total long-term debt	$9,472,869	$8,782,798

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

On November 5, 2010, CHS entered into an amendment and restatement of the Credit Facility. The amendment extended by two and a half years, until January 25, 2017, the maturity date of $1.5 billion of the existing term loans under the Credit Facility and increased the pricing on these term loans to LIBOR plus 350 basis points. The amendment also increased CHS’ ability to issue additional indebtedness under the uncommitted incremental facility to $1.0 billion from $600 million, permitted CHS to issue term loan A loans under the incremental facility, and provided up to $2.0 billion of borrowing capacity from receivable transactions, an increase of $0.5 billion, of which $1.7 billion would be required to be used for repayment of existing term loans. On February 2, 2012, CHS completed a second amendment and restatement of the Credit Facility to extend an additional $1.6 billion of the existing non-extended term loans under the Credit Facility to match the maturity date and interest rate margins of the extended term loans due January 25, 2017. On August 3, 2012, CHS entered into a third amendment of the Credit Facility to provide increased flexibility for refinancing and repayment of the existing non-extended term loans and amend certain other terms. On August 17, 2012, the Company made a prepayment of $1.6 billion on the non-extended term loans due July 25, 2014, utilizing the proceeds from the issuance of $1.6 billion of 5 1/8% Senior Secured Notes due 2018. On August 22, 2012, CHS entered into a loan modification agreement with respect to the Credit Facility to extend approximately $340 million of the existing non-extended term loans to match the maturity date and interest rate margins of the extended term loans due January 25, 2017. The July 25, 2014 maturity date of the balance of the remaining non-extended term loans at September 30, 2012 of approximately $266.1 million remains unchanged.

Effective March 6, 2012, the Company obtained a new $750 million senior secured revolving credit facility (the “Replacement Revolver Facility”) and a new $750 million incremental term loan A facility (the “Incremental Term Loan”) subject to the terms and conditions set forth in the Credit Facility. The Replacement Revolver Facility replaced in full the existing revolving credit facility under the Credit Facility. The net proceeds of the Incremental Term Loan were used to repay the same amount of the existing term loans under the Credit Facility. Both the Replacement Revolver Facility and the Incremental Term Loan have a maturity date of October 25, 2016, subject to customary acceleration events and to the repayment, extension or refinancing with longer maturity debt of substantially all of the Company’s then outstanding term loans maturing July 25, 2014 and the now fully redeemed 8 7/8% Senior Notes. The pricing on each of the Replacement Revolver Facility and the Incremental Term Loan is initially LIBOR plus a margin of 250 basis points, subject to adjustment based on the Company’s leverage ratio. The Incremental Term Loan amortizes at 5% in year one, 10% in years two and three, 15% in year four and 60% in year five.

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

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at CHS’ option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus 0.50% or (3) the adjusted London Interbank Offered Rate (“LIBOR”) on such day for a three-month interest period commencing on the second business day after such day plus 1%, or (b) a reserve adjusted LIBOR for dollars (Eurodollar rate) (as defined). The applicable percentage for Alternate Base Rate loans is 1.25% for term loans due 2014 and is 2.25% for term loans due 2017 and the Incremental Term Loan. The applicable percentage for Eurodollar rate loans is 2.25% for term loans due 2014 and 3.50% for term loans due 2017 and the Incremental Term Loan. The applicable percentage for revolving loans is 1.50% for Alternate Base Rate revolving loans and 2.50% for Eurodollar revolving loans, in each case subject to reduction based on the Company’s leverage ratio. Loans under the swingline subfacility bear interest at the rate applicable to Alternate Base Rate loans under the revolving credit facility.

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

Events of default under the Credit Facility include, but are not limited to, (1) CHS’ failure to pay principal, interest, fees or other amounts under the credit agreement when due (taking into account any applicable grace period), (2) any representation or warranty proving to have been materially incorrect when made, (3) covenant defaults subject, with respect to certain covenants, to a grace period, (4) bankruptcy events, (5) a cross default to certain other debt, (6) certain undischarged judgments (not paid within an applicable grace period), (7) a change of control, (8) certain ERISA-related defaults and (9) the invalidity or impairment of specified security interests, guarantees or subordination provisions in favor of the administrative agent or lenders under the Credit Facility.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of September 30, 2012, the availability for additional borrowings under the Credit Facility was $750 million pursuant to the Replacement Revolver Facility, of which $37.7 million was set aside for outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion, which CHS has not yet accessed. As of September 30, 2012, the weighted-average interest rate under the Credit Facility, excluding swaps, was 4.1%.

8  7/8% Senior Notes due 2015

The 8 7/8% Senior Notes were issued by CHS in connection with the Triad acquisition in the principal amount of approximately $3.0 billion. The 8 7/8% Senior Notes were to mature on July 15, 2015. The 8 7/8% Senior Notes bore interest at the rate of 8.875% per annum, payable semiannually in arrears on January 15 and July 15, commencing January 15, 2008. Interest on the 8 7/8% Senior Notes accrued from the date of original issuance. Interest was calculated on the basis of a 360-day year comprised of twelve 30-day months.

After July 15, 2011, CHS was entitled, at its option, to redeem all or a portion of the 8 7/8% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on July 15 of the years set forth below:

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

On July 18, 2012, CHS completed the cash tender offer for $639.7 million of the then $934.3 million aggregate outstanding principal amount of the 8 7/8% Senior Notes. On August 17, 2012, pursuant to its redemption option, CHS redeemed the remaining $294.6 million outstanding principal of the 8 7/8% Senior Notes.

8% Senior Notes due 2019

On November 22, 2011, CHS completed its offering of $1.0 billion aggregate principal amount of 8% Senior Notes due 2019 (the “8% Senior Notes”), which were issued in a private placement. The net proceeds from this issuance, together with available cash on hand, were used to finance the purchase of $1.0 billion aggregate principal amount of CHS’ then outstanding 8 7/8% Senior Notes due 2015 and related fees and expenses. On March 21, 2012, CHS completed the secondary offering of $1.0 billion aggregate principal amount of 8% Senior Notes due 2019, which were issued in a private placement (at a premium of 102.5%). The net proceeds from this issuance were used to finance the purchase of $850 million aggregate principal amount of CHS’ then outstanding 8 7/8% Senior Notes due 2015, to pay related fees and expenses and for general corporate purposes. The 8% Senior Notes bear interest at 8% per annum, payable semiannually in arrears on May 15 and November 15, commencing May 15, 2012. Interest on the 8% Senior Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

Except as set forth below, CHS is not entitled to redeem the 8% Senior Notes prior to November 15, 2015.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Prior to November 15, 2014, CHS is entitled, at its option, to redeem a portion of the 8% Senior Notes (not to exceed 35% of the outstanding principal amount) at a redemption price of 108.000%, plus accrued and unpaid interest, with the proceeds from a public equity offering. Prior to November 15, 2015, CHS may redeem some or all of the 8% Senior Notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the 8% Senior Notes indenture. On and after November 15, 2015, CHS is entitled, at its option, to redeem all or a portion of the 8% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on November 15 of the years set forth below:

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

7  1/8% Senior Notes due 2020

On July 18, 2012, CHS completed an underwritten public offering under its automatic shelf registration filed with the Securities and Exchange Commission of $1.2 billion aggregate principal amount of 7 1/8% Senior Notes due 2020 (the “7 1/8% Senior Notes”). The net proceeds from this issuance were used to finance the purchase of $934.3 million aggregate principal amount of CHS’ outstanding 8 7/8% Senior Notes due 2015 and related fees and expenses and for general corporate purposes. The 7 1/8% Senior Notes bear interest at 7 1/8% per annum, payable semiannually in arrears on July 15 and January 15, commencing January 15, 2013. Interest on the 7 1/8% Senior Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

Except as set forth below, CHS is not entitled to redeem the 7 1/8% Senior Notes prior to July 15, 2016.

Prior to July 15, 2015, CHS is entitled, at its option, to redeem a portion of the 7 1/8% Senior Notes (not to exceed 35% of the outstanding principal amount) at a redemption price of 107.125%, plus accrued and unpaid interest, with the proceeds from a public equity offering. Prior to July 15, 2016, CHS may redeem some or all of the 7 1/8% Senior Notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the 7 1/8% Senior Notes indenture. On and after July 15, 2016, CHS is entitled, at its option, to redeem all or a portion of the 7 1/8% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on July 15 of the years set forth below:

Period	Redemption Price
2016	103.563%
2017	101.781%
2018 and thereafter	100.000%

5  1/8% Senior Secured Notes due 2018

On August 17, 2012, CHS completed an underwritten public offering under its automatic shelf registration filed with the Securities and Exchange Commission of $1.6 billion aggregate principal amount of 5 1/8% Senior Secured Notes due 2018 (the “5 1/8% Senior Secured Notes”). The net proceeds from this issuance, together with available cash on hand, were used to finance the prepayment of $1.6 billion of the outstanding non-extended term loans under the Credit Facility and related fees and expenses. The 5 1/8% Senior Secured Notes bear

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

interest at 5 1/8% per annum, payable semiannually in arrears on August 15 and February 15, commencing February 15, 2013. Interest on the 5 1/8% Senior Secured Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 5 1/8% Senior Secured Notes are secured by a first-priority lien subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility, and subject to prior ranking liens permitted by the indenture governing the 5 1/8% Senior Secured Notes on substantially the same assets, subject to certain exceptions, that secure the CHS’ obligations under the Credit Facility.

Except as set forth below, CHS is not entitled to redeem the 5 1/8% Senior Secured Notes prior to August 15, 2015.

Prior to August 15, 2015, CHS is entitled, at its option, to redeem a portion of the 5 1/8% Senior Notes (not to exceed 35% of the outstanding principal amount) at a redemption price of 105.125%, plus accrued and unpaid interest, with the proceeds from a public equity offering. Prior to August 15, 2015, CHS may redeem some or all of the 5 1/8% Senior Secured Notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the 5 1/8% Senior Secured Notes indenture. On and after August 15, 2015, CHS is entitled, at its option, to redeem all or a portion of the 5 1/8% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on August 15 of the years set forth below:

Period	Redemption Price
2015	102.563%
2016	101.281%
2017 and thereafter	100.000%

Receivables Facility

On March 21, 2012, the Company and certain of its subsidiaries entered into an accounts receivable loan agreement (the “Receivables Facility”) with a group of conduit lenders and liquidity banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. The existing and future patient-related accounts receivable (the “Receivables”) for certain of the Company’s hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2014, subject to customary termination events that could cause an early termination date. The Company maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of the Company’s subsidiaries to the Company, which then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by the Company. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party conduit lenders and liquidity banks of up to $300 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party conduit lenders and liquidity banks do not have recourse to the Company or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at September 30, 2012 totaled $300.0 million and are classified as long-term debt on the condensed consolidated balance sheet. At September 30, 2012, the carrying amount of Receivables included in the Receivables Facility totaled approximately $866.5 million and are included in patient accounts receivable on the condensed consolidated balance sheet.

Loss from Early Extinguishment of Debt

The financing transactions discussed above relating to the repayment of the Company’s non-extended term loans under the Credit Facility and the 8 7/8% Senior Notes due 2015 resulted in a loss from early extinguishment of debt of $52.0 million and $115.5 million for the three and nine months ended September 30, 2012, respectively, and an after-tax loss of $33.2 million and $72.8 million for the three and nine months ended September 30, 2012, respectively.

The Company paid interest of $130.4 million and $220.6 million on borrowings during the three months ended September 30, 2012 and 2011, respectively, and $461.6 million and $548.4 million during the nine months ended September 30, 2012 and 2011, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of September 30, 2012 and December 31, 2011, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$240,650	$240,650	$129,865	$129,865
Available-for-sale securities	35,419	35,419	31,582	31,582
Trading securities	36,235	36,235	30,486	30,486
Liabilities:
Credit Facility	4,356,562	4,360,411	5,979,383	5,780,877
8 7/8% Senior Notes	-	-	1,777,617	1,842,322
8% Senior Notes	2,023,414	2,202,500	1,000,000	995,000
7 1/8% Senior Notes	1,200,000	1,278,000	-	-
5 1/8% Senior Secured Notes	1,600,000	1,658,000	-	-
Receivables Facility and other debt	343,052	343,052	41,143	41,143

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

7 1/8% Senior Notes. Estimated fair value is based on the average bid and ask price as quoted by the bank who served as underwriters in the sale of these notes.

5 1/8% Senior Secured Notes. Estimated fair value is based on the average bid and ask price as quoted by the bank who served as underwriters in the sale of these notes.

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the three and nine months ended September 30, 2012 and 2011, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at September 30, 2012, each swap agreement entered into by the Company was in a net liability position so that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

Interest rate swaps consisted of the following at September 30, 2012:

Swap #	Notional Amount (in 000’s)	Fixed Interest Rate	Termination Date	Fair Value of Liability (in 000’s)
1	$ 100,000	3.352%	October 23, 2012	$ 186
2	125,000	4.375%	November 23, 2012	729
3	75,000	4.380%	November 23, 2012	436
4	150,000	5.020%	November 30, 2012	1,146
5	200,000	2.242%	February 28, 2013	1,558
6	100,000	5.023%	May 30, 2013	3,114
7	300,000	5.242%	August 6, 2013	12,533
8	100,000	5.038%	August 30, 2013	4,313
9	50,000	3.586%	October 23, 2013	1,729
10	50,000	3.524%	October 23, 2013	1,696
11	100,000	5.050%	November 30, 2013	5,495
12	200,000	2.070%	December 19, 2013	4,217
13	100,000	5.231%	July 25, 2014	8,824
14	100,000	5.231%	July 25, 2014	8,823
15	200,000	5.160%	July 25, 2014	17,390
16	75,000	5.041%	July 25, 2014	6,359
17	125,000	5.022%	July 25, 2014	10,555
18	100,000	2.621%	July 25, 2014	4,095
19	100,000	3.110%	July 25, 2014	4,981
20	100,000	3.258%	July 25, 2014	5,249
21	200,000	2.693%	October 26, 2014	9,575
22	300,000	3.447%	August 8, 2016	32,294
23	200,000	3.429%	August 19, 2016	21,510
24	100,000	3.401%	August 19, 2016	10,654
25	200,000	3.500%	August 30, 2016	22,165
26	100,000	3.005%	November 30, 2016	9,584

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

Assuming no change in September 30, 2012 interest rates, approximately $102.0 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

The following tabular disclosure provides the amount of pre-tax loss recognized as a component of OCI during the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Amount of Pre-Tax Loss Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest rate swaps	$(20,689)	$(49,499)	$(65,515)	$(113,071)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of income during the three and nine months ended September 30, 2012 and 2011 (in thousands):

	Amount of Pre-Tax Loss Reclassified from AOCL into Income (Effective Portion)
Location of Loss Reclassified from AOCL into Income (Effective Portion)	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest expense, net	$33,606	$53,758	$110,532	$160,331

The fair values of derivative instruments in the condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2012		December 31, 2011		September 30, 2012		December 31, 2011
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$-	Other assets, net	$-	Other long- term liabilities	$209,210	Other long- term liabilities	$254,228

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

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (in thousands):

	September 30, 2012	Level 1	Level 2	Level 3
Available-for-sale securities	$35,419	$35,419	$-	$-
Trading securities	36,235	36,235	-	-

Total assets	$71,654	$71,654	$-	$-

Fair value of interest rate swap agreements	$209,210	$-	$209,210	$-

Total liabilities	$209,210	$-	$209,210	$-

	December 31, 2011	Level 1	Level 2	Level 3
Available-for-sale securities	$31,582	$31,582	$-	$-
Trading securities	30,486	30,486	-	-

Total assets	$62,068	$62,068	$-	$-

Fair value of interest rate swap agreements	$254,228	$-	$254,228	$-

Total liabilities	$254,228	$-	$254,228	$-

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at September 30, 2012 resulted in a decrease in the fair value of the related liability of $5.6 million and an after-tax adjustment of $3.6 million to OCI. The CVA on the Company’s interest rate swap agreements at December 31, 2011 resulted in a decrease in the fair value of the related liability of $21.7 million and an after-tax adjustment of $13.9 million to OCI.

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

In July 2012, the FASB issued ASU 2012-02, which modifies how entities test indefinite-lived intangible assets other than goodwill for impairment. Previous guidance required an entity to perform an impairment test on indefinite-lived intangible assets other than goodwill at least annually by comparing the fair value of the asset with its carrying amount, and recording an impairment loss for any excess if the carrying amount exceeds the fair value. This ASU allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If an entity determines after that assessment that it is not more likely than not that the fair value of an intangible asset is less than its carrying amount, then calculating the fair value of the intangible asset is not required. This ASU is required to be applied to interim and annual intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted, and was adopted by the Company in July 2012. The adoption of this ASU did not impact the Company’s consolidated financial position, results of operations or cash flows.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The distribution between reportable segments of the Company’s net operating revenues and income from continuing operations before income taxes is summarized in the following tables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net operating revenues:
Hospital operations	$3,142,837	$2,885,306	$9,544,163	$8,698,673
Corporate and all other	69,193	60,171	207,876	201,714

Total	$3,212,030	$2,945,477	$9,752,039	$8,900,387

Income from continuing operations before income taxes:
Hospital operations	$142,336	$176,903	$562,886	$539,442
Corporate and all other	(57,878)	(44,386)	(181,205)	(133,533)

Total	$84,458	$132,517	$381,681	$405,909

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

On February 10, 2006, the Company received a letter from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 2006 letter focused on the Company’s hospitals in Arkansas, New Mexico, and South Carolina. From 2006 through the beginning of 2009, the Company provided the Department of Justice with requested documents, met with its personnel on numerous occasions, and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified the Company that it believed that the Company and its three New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. At one point, the Civil Division calculated that the three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million and said that if it proceeded to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc., pending in the United States District Court for the District of New Mexico. The federal government filed its complaint in intervention on June 30, 2009; a subsequent claim was filed on June 6, 2011, adding the Company’s subsidiary Community Health Systems Professional Services Corporation as a defendant; the relator’s complaint has also been amended to add Community Health Systems Professional Services Corporation and CHS/Community Health Systems, Inc. as defendants. The relator filed a second amended complaint on July 1, 2009. Both of these complaints expand the time period during which alleged improper payments were made. The Company’s motion for

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

dismissal was granted in part. There have been other rulings by the court on discovery and expert matters, some of which are favorable to the Company’s case (e.g. the granting of a motion for sanctions against the government), and some of which are not (e.g. denial of the Company’s motion to exclude the government’s damages’ expert). Discovery is closed. Motions by both parties for summary judgment were filed on March 27, 2012 and there is currently no hearing date on the motions nor has a trial date been set. The Company is vigorously defending this action.

Matters for which an Outcome Cannot be Assessed

For all of the legal matters below, the Company cannot at this time assess what the outcome may be and is further unable to determine any estimate of loss or range of loss. Because the investigations are at a very preliminary stage, there are not sufficient facts available to make these assessments.

On September 20, 2010, the Company received a letter from the United States Department of Justice, Civil Division, advising the Company that an investigation is being conducted to determine whether certain hospitals have improperly submitted claims for payment for implantable cardioverter defibrillators (“ICDs”). The period of time covered by the investigation is 2003 to the present. The letter states that the Department of Justice’s data indicates that many of the Company’s hospitals have claims that need to be reviewed to determine if Medicare payment was appropriate. The Company understands that the Department of Justice has submitted similar requests to many other hospitals and hospital systems across the country as well as to the ICD manufacturers. The Company continues to fully cooperate with the government in this investigation and has provided requested records and documents. On August 30, 2012, the Department of Justice issued a document entitled, “Medical Review Guidelines/Resolution Model,” which sets out, for the purposes of this investigation, the patient conditions and criteria for the medical necessity of the implantation of ICDs in Medicare beneficiaries and how the Department of Justice will enforce the repayment obligations of hospitals. The Company is in the process of reviewing its medical records in light of the guidance contained in this document.

On April 8, 2011, the Company received a document subpoena, dated March 31, 2011, from the United States Department of Health and Human Services, Office of Inspector General (the “OIG”), in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena, issued from the OIG’s Chicago, Illinois office, requested documents from all of the Company’s hospitals and appears to concern emergency department processes and procedures, including the Company’s hospitals’ use of the Pro-MED Clinical Information System, which is a third-party software system that assists with the management of patient care and provides operational support and data collection for emergency department management and has the ability to track discharge, transfer and admission recommendations of emergency department physicians, as well as information about the Company’s relationships with emergency department physicians, including financial arrangements. This investigation is being led by the Department of Justice. The Company is continuing to cooperate with the government including detailing a process for a medical necessity review by clinical reviewers and physicians of a sampling of medical records at a small number of hospitals.

On April 22, 2011, a joint motion was filed by the relator and the United States Department of Justice in the case styled United States ex rel. and Reuille vs. Community Health Systems Professional Services Corporation and Lutheran Musculoskeletal Center, LLC d/b/a Lutheran Hospital, in the United States District Court for the Northern District of Indiana, Fort Wayne Division. The lawsuit was originally filed under seal on January 7, 2009. The suit is brought under the False Claims Act and alleges that Lutheran Hospital of Indiana billed the Medicare program for (a) false 23 hour observation after outpatient surgeries and procedures, and (b) intentional assignment of inpatient status to one-day stays for cases that do not meet Medicare criteria for inpatient intensity of service or severity of illness. The Company had cooperated fully with the government in its investigation of this matter, but had been unaware of the exact nature of the allegations in the complaint. On December 27, 2010, the government filed a notice that it declined to intervene in this suit. The April 22, 2011 motion contained additional information about how the government intended to proceed with an investigation regarding “allegations of improper billing for inpatient care at other hospitals associated with Community Health Systems, Inc. . . . asserted in other qui tam complaints in other jurisdictions.” The motion stated that the Department of Justice has “consolidated its investigations” of the Company and other related entities and that “the Civil Division of the Department of Justice, multiple United States Attorneys’ offices, and the Office of Inspector General for the Department of Health and Human Services (the “HHS”) are now closely coordinating their investigation of these overlapping allegations. The Attorney General of Texas has initiated an investigation; the United States intends to work cooperatively with Texas and any other States investigating these allegations.” The motion also stated that the Office of Audit Services for the Office of Investigations for HHS has been engaged to conduct a national audit of certain of the Company’s Medicare claims. The government confirmed that it considers the allegations made in the complaint styled Tenet Healthcare Corporation vs. Community Health Systems, Inc., et al. filed in the United States District Court for the Northern District of Texas, Dallas Division on April 11, 2011 to be related to the allegations in the qui tam and to what the government is now describing as a consolidated investigation. The motion filed on April 11, 2011 concluded by requesting a stay of the litigation in the Reuille case for 180 days. This extension request was granted by the court, as were additional requests in October 2011, April 2012 and October 2012. The stay has now been extended until April 29, 2013. The Company is cooperating fully with the government in its investigations.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Three purported class action shareholder federal securities cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash, filed May 5, 2011; De Zheng v. Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash, filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash and Thomas Mark Buford, filed June 2, 2011. All three seek class certification on behalf of purchasers of the Company’s common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for the Company’s common stock. On September 20, 2011, all three were assigned to the same judge as related cases. On December 28, 2011, the court consolidated all three shareholder cases for pretrial purposes, selected NYC Funds as lead plaintiffs, and selected NYC Funds’ counsel as lead plaintiffs’ counsel. The parties negotiated operative dates for these consolidated shareholder federal securities actions. An operative consolidated complaint was filed on July 13, 2012, and the Company’s motion to dismiss was filed on September 11, 2012. The plaintiffs’ response is due on November 12, 2012 and the Company will have a further opportunity to respond, which will be due on December 24, 2012. The Company believes this consolidated matter is without merit and will vigorously defend this case.

Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, W. Larry Cash, T. Mark Buford, John A. Clerico, James S. Ely III, John A. Fry, William Norris Jennings, Julia B. North and H. Mitchell Watson, Jr., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, W. Larry Cash, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North and H. Mitchell Watson, Jr., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, W. Larry Cash, T. Mark Buford, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North, H. Mitchell Watson, Jr. and Community Health Systems, Inc., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. These cases have been consolidated into a single, consolidated action. The plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. The Company’s motion to dismiss has been fully briefed by the parties and awaits scheduling of oral argument and/or ruling on the Company’s motion to dismiss. The Company believes all of these matters are without merit and will vigorously defend them.

On May 2, 2012, suit was filed in the matter styled Daniel Eagle v. Community Health Systems, Inc., Chancery Court, State of Delaware. Suit was filed under Section 220 of the Delaware General Corporation Law to inspect certain of the Company’s books and records pertaining to matters concerning alleged improper admissions practices. On a motion filed by the plaintiff, this case has been dismissed.

During the nine months ended September 30, 2012, the Company met the deductible for its directors and officers insurance policy as it relates to the legal costs for the Tenet acquisition lawsuit and shareholder lawsuits of possible improper claims submitted to Medicare and Medicaid. As a result, future legal costs which are deemed to be covered by the directors and officers insurance policy, will be offset by insurance recoveries. The Company incurred the following pre-tax charges in connection with these legal matters and the government investigations, net of insurance recoveries, during the three and nine months ending September 30, 2012 and 2011 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Professional fees and other related costs	$1,558	$6,082	$3,006	$12,256

Probable Contingencies

In addition to the cases described above, there are a number of legal matters for which, based on information currently available, the Company believes that a negative outcome is known or is probable. In the aggregate, an estimate of these losses has been accrued in the amount of $19.3 million at September 30, 2012. Due to the uncertainties and difficulty in predicting the ultimate resolution of these contingencies, the actual amount could differ from the estimated amount; however, the Company does not believe the ultimate outcome of any of these matters would be material.

17.  SUBSEQUENT EVENTS

The Company evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

18.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Notes, which are senior unsecured obligations of CHS, and the 5 1/8% Senior Secured Notes are guaranteed on a senior basis by the Company and by certain of its existing and subsequently acquired or organized 100% owned domestic subsidiaries. The Senior Notes and the 5 1/8% Senior Secured Notes are guaranteed on a joint and several basis, with limited exceptions considered customary for such guarantees, including the release of the guarantee when a subsidiary’s assets used in operations are sold. The following condensed consolidating financial statements present Community Health Systems, Inc. (as parent guarantor), CHS (as the issuer), the subsidiary guarantors, the subsidiary non-guarantors and eliminations. These condensed consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

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

From time to time, the Company sells and/or repurchases noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods are restated to reflect the status of guarantors or non-guarantors as of September 30, 2012.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

September 30, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

ASSETS

Current assets:

Cash and cash equivalents	$-	$-	$150,035	$90,615	$-	$240,650

Patient accounts receivable, net of allowance for doubtful accounts	-	-	718,972	1,372,245	-	2,091,217

Supplies	-	-	254,223	110,749	-	364,972

Prepaid income taxes	20,233	-	-	-	-	20,233

Deferred income taxes	89,797	-	-	-	-	89,797

Prepaid expenses and taxes	-	155	103,344	29,308	-	132,807

Other current assets	-	-	189,931	77,804	-	267,735

Total current assets	110,030	155	1,416,505	1,680,721	-	3,207,411

Intercompany receivable	348,870	9,885,042	1,999,263	2,983,890	(15,217,065)	-

Property and equipment, net	-	-	4,674,640	2,431,154	-	7,105,794

Goodwill	-	-	2,534,696	1,862,777	-	4,397,473

Other assets, net	-	161,552	713,116	655,809	-	1,530,477

Net investment in subsidiaries	2,908,979	7,611,770	3,705,438	-	(14,226,187)	-

Total assets	$3,367,879	$17,658,519	$15,043,658	$9,614,351	$(29,443,252)	$16,241,155

LIABILITIES AND EQUITY

Current liabilities:

Current maturities of long-term debt	$-	$81,250	$14,464	$3,480	$-	$99,194

Accounts payable	-	1,117	582,281	225,857	-	809,255

Accrued interest	-	110,419	124	321	-	110,864

Accrued liabilities	7,580	-	636,001	318,329	-	961,910

Total current liabilities	7,580	192,786	1,232,870	547,987	-	1,981,223

Long-term debt	-	9,099,405	54,284	319,180	-	9,472,869

Intercompany payable	-	5,248,142	9,818,261	7,403,021	(22,469,424)	-

Deferred income taxes	704,725	-	-	-	-	704,725

Other long-term liabilities	1,085	209,210	614,717	174,068	-	999,080

Total liabilities	713,390	14,749,543	11,720,132	8,444,256	(22,469,424)	13,157,897

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	370,514	-	370,514

Equity:

Community Health Systems, Inc. stockholders’ equity:

Preferred stock	-	-	-	-	-	-

Common stock	922	-	1	2	(3)	922

Additional paid-in capital	1,104,570	1,152,752	1,258,509	639,290	(3,050,551)	1,104,570

Treasury stock, at cost	(6,678)	-	-	-	-	(6,678)

Accumulated other comprehensive (loss) income	(148,721)	(148,721)	(14,695)	-	163,416	(148,721)

Retained earnings	1,704,396	1,904,945	2,079,711	102,034	(4,086,690)	1,704,396

Total Community Health Systems, Inc. stockholders’ equity	2,654,489	2,908,976	3,323,526	741,326	(6,973,828)	2,654,489

Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	58,255	-	58,255

Total equity	2,654,489	2,908,976	3,323,526	799,581	(6,973,828)	2,712,744

Total liabilities and equity	$3,367,879	$17,658,519	$15,043,658	$9,614,351	$(29,443,252)	$16,241,155

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

ASSETS

Current assets:

Cash and cash equivalents	$-	$-	$8,920	$120,945	$-	$129,865

Patient accounts receivable, net of allowance for doubtful accounts	-	-	1,190,956	643,211	-	1,834,167

Supplies	-	-	237,178	109,433	-	346,611

Prepaid income taxes	101,389	-	-	-	-	101,389

Deferred income taxes	89,797	-	-	-	-	89,797

Prepaid expenses and taxes	-	117	87,524	24,972	-	112,613

Other current assets	-	10,235	155,097	66,315	-	231,647

Total current assets	191,186	10,352	1,679,675	964,876	-	2,846,089

Intercompany receivable	249,088	9,294,301	1,046,486	1,774,718	(12,364,593)	-

Property and equipment, net	-	-	4,631,831	2,224,145	-	6,855,976

Goodwill	-	-	2,411,521	1,853,324	-	4,264,845

Other assets, net	-	99,511	515,882	626,537	-	1,241,930

Net investment in subsidiaries	2,670,155	7,388,874	2,317,131	-	(12,376,160)	-

Total assets	$3,110,429	$16,793,038	$12,602,526	$7,443,600	$(24,740,753)	$15,208,840

LIABILITIES AND EQUITY

Current liabilities:

Current maturities of long-term debt	$-	$49,954	$10,114	$3,638	$-	$63,706

Accounts payable	-	345	535,204	213,448	-	748,997

Accrued interest	-	109,984	131	6	-	110,121

Accrued liabilities	7,580	567	688,328	291,840	-	988,315

Total current liabilities	7,580	160,850	1,233,777	508,932	-	1,911,139

Long-term debt	-	8,707,805	54,651	20,342	-	8,782,798

Intercompany payable	-	5,000,003	7,843,539	6,108,561	(18,952,103)	-

Deferred income taxes	704,725	-	-	-	-	704,725

Other long-term liabilities	1,028	254,228	435,295	259,439	-	949,990

Total liabilities	713,333	14,122,886	9,567,262	6,897,274	(18,952,103)	12,348,652

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	395,743	-	395,743

Equity:

Community Health Systems, Inc. stockholders’ equity:

Preferred stock	-	-	-	-	-	-

Common stock	915	-	1	2	(3)	915

Additional paid-in capital	1,086,008	1,030,522	1,103,559	30,047	(2,164,128)	1,086,008

Treasury stock, at cost	(6,678)	-	-	-	-	(6,678)

Accumulated other comprehensive (loss) income	(184,479)	(184,479)	(21,687)	-	206,166	(184,479)

Retained earnings	1,501,330	1,824,109	1,953,391	53,185	(3,830,685)	1,501,330

Total Community Health Systems, Inc. stockholders’ equity	2,397,096	2,670,152	3,035,264	83,234	(5,788,650)	2,397,096

Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	67,349	-	67,349

Total equity	2,397,096	2,670,152	3,035,264	150,583	(5,788,650)	2,464,445

Total liabilities and equity	$3,110,429	$16,793,038	$12,602,526	$7,443,600	$(24,740,753)	$15,208,840

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Operating revenues (net of contractual allowances and discounts)	$-	$(2,551)	$2,376,462	$1,322,750	$-	$3,696,661

Provision for bad debts	-	-	316,988	167,643	-	484,631

Net operating revenues	-	(2,551)	2,059,474	1,155,107	-	3,212,030

Operating costs and expenses:

Salaries and benefits	-	-	905,141	619,970	-	1,525,111

Supplies	-	-	317,263	166,949	-	484,212

Other operating expenses	-	83	459,377	235,397	-	694,857

Electronic health records incentive reimbursement	-	-	(20,587)	(10,035)	-	(30,622)

Rent	-	-	38,559	30,078	-	68,637

Depreciation and amortization	-	-	120,620	61,587	-	182,207

Total operating costs and expenses	-	83	1,820,373	1,103,946	-	2,924,402

Income from operations	-	(2,634)	239,101	51,161	-	287,628

Interest expense, net	-	11,708	132,381	14,476	-	158,565

Loss from early extinguishment of debt	-	52,024	-	-	-	52,024

Equity in earnings of unconsolidated affiliates	(44,233)	(82,526)	(20,074)	-	139,414	(7,419)

Income from continuing operations before income taxes	44,233	16,160	126,794	36,685	(139,414)	84,458

Provision for (benefit from) income taxes	-	(28,073)	45,773	8,000	-	25,700

Income from continuing operations	44,233	44,233	81,021	28,685	(139,414)	58,758

Discontinued operations, net of taxes:

Income (loss) from operations of entities sold	-	-	-	-	-	-

Impairment of hospitals sold	-	-	-	-	-	-

Loss on sale, net	-	-	-	-	-	-

Loss from discontinued operations, net of taxes	-	-	-	-	-	-

Net income	44,233	44,233	81,021	28,685	(139,414)	58,758

Less: Net income attributable to noncontrolling interests	-	-	-	14,525	-	14,525

Net income attributable to Community Health Systems, Inc. stockholders	$44,233	$44,233	$81,021	$14,160	$(139,414)	$44,233

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Operating revenues (net of contractual allowances and discounts)	$-	$-	$2,307,560	$1,088,213	$-	$3,395,773

Provision for bad debts	-	-	331,603	118,693	-	450,296

Net operating revenues	-	-	1,975,957	969,520	-	2,945,477

Operating costs and expenses:

Salaries and benefits	-	-	864,588	528,563	-	1,393,151

Supplies	-	-	317,139	142,007	-	459,146

Other operating expenses	-	-	431,533	192,075	-	623,608

Electronic health records incentive reimbursement	-	-	(28,090)	(12,137)	-	(40,227)

Rent	-	-	37,147	27,334	-	64,481

Depreciation and amortization	-	-	109,316	52,199	-	161,515

Total operating costs and expenses	-	-	1,731,633	930,041	-	2,661,674

Income from operations	-	-	244,324	39,479	-	283,803

Interest expense, net	-	15,484	132,041	11,955	-	159,480

Loss from early extinguishment of debt	-	-	-	-	-	-

Equity in earnings of unconsolidated affiliates	(74,304)	(77,141)	(9,432)	-	152,683	(8,194)

Income from continuing operations before income taxes	74,304	61,657	121,715	27,524	(152,683)	132,517

Provision for (benefit from) income taxes	-	(12,647)	43,939	5,425	-	36,717

Income from continuing operations	74,304	74,304	77,776	22,099	(152,683)	95,800

Discontinued operations, net of taxes:

Income (loss) from operations of entities sold	-	-	-	(3,103)	-	(3,103)

Impairment of hospitals sold	-	-	-	-	-	-

Loss on sale, net	-	-	-	(66)	-	(66)

Loss from discontinued operations, net of taxes	-	-	-	(3,169)	-	(3,169)

Net income	74,304	74,304	77,776	18,930	(152,683)	92,631

Less: Net income attributable to noncontrolling interests	-	-	-	18,327	-	18,327

Net income attributable to Community Health Systems, Inc. stockholders	$74,304	$74,304	$77,776	$603	$(152,683)	$74,304

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Operating revenues (net of contractual allowances and discounts)	$-	$(6,980)	$7,178,086	$4,055,474	$-	$11,226,580

Provision for bad debts	-	-	998,451	476,090	-	1,474,541

Net operating revenues	-	(6,980)	6,179,635	3,579,384	-	9,752,039

Operating costs and expenses:

Salaries and benefits	-	-	2,688,553	1,858,979	-	4,547,532

Supplies	-	-	968,505	504,015	-	1,472,520

Other operating expenses	-	418	1,387,034	752,573	-	2,140,025

Electronic health records incentive reimbursement	-	-	(45,732)	(27,860)	-	(73,592)

Rent	-	-	113,014	89,310	-	202,324

Depreciation and amortization	-	-	356,196	180,166	-	536,362

Total operating costs and expenses	-	418	5,467,570	3,357,183	-	8,825,171

Income from operations	-	(7,398)	712,065	222,201	-	926,868

Interest expense, net	-	45,033	379,004	38,310	-	462,347

Loss from early extinguishment of debt	-	115,453	-	-	-	115,453

Equity in earnings of unconsolidated affiliates	(203,066)	(287,320)	(107,110)	-	564,883	(32,613)

Income from continuing operations before income taxes	203,066	119,436	440,171	183,891	(564,883)	381,681

Provision for (benefit from) income taxes	-	(83,630)	158,901	45,767	-	121,038

Income from continuing operations	203,066	203,066	281,270	138,124	(564,883)	260,643

Discontinued operations, net of taxes:

Income (loss) from operations of entities sold	-	-	-	(466)	-	(466)

Impairment of hospitals sold	-	-	-	-	-	-

Loss on sale, net	-	-	-	-	-	-

Loss from discontinued operations, net of taxes	-	-	-	(466)	-	(466)

Net income	203,066	203,066	281,270	137,658	(564,883)	260,177

Less: Net income attributable to noncontrolling interests	-	-	-	57,111	-	57,111

Net income attributable to Community Health Systems, Inc. stockholders	$203,066	$203,066	$281,270	$80,547	$(564,883)	$203,066

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Operating revenues (net of contractual allowances and discounts)	$-	$-	$6,438,997	$3,744,657	$-	$10,183,654

Provision for bad debts	-	-	856,309	426,958	-	1,283,267

Net operating revenues	-	-	5,582,688	3,317,699	-	8,900,387

Operating costs and expenses:

Salaries and benefits	-	-	2,438,797	1,717,817	-	4,156,614

Supplies	-	-	882,510	483,732	-	1,366,242

Other operating expenses	-	-	1,214,638	678,500	-	1,893,138
Electronic health records incentive reimbursement	-	-	(28,090)	(12,137)	-	(40,227)

Rent	-	-	102,319	87,763	-	190,082

Depreciation and amortization	-	-	308,485	172,561	-	481,046

Total operating costs and expenses	-	-	4,918,659	3,128,236	-	8,046,895

Income from operations	-	-	664,029	189,463	-	853,492
Interest expense, net	-	65,799	372,320	47,809	-	485,928

Loss from early extinguishment of debt	-	-	-	-	-	-
Equity in earnings of unconsolidated affiliates	(171,017)	(211,395)	(32,710)	-	376,777	(38,345)

Income from continuing operations before income taxes	171,017	145,596	324,419	141,654	(376,777)	405,909

Provision for (benefit from) income taxes	-	(25,421)	117,115	33,936	-	125,630

Income from continuing operations	171,017	171,017	207,304	107,718	(376,777)	280,279

Discontinued operations, net of taxes:

Income (loss) from operations of entities sold	-	-	-	(4,546)	-	(4,546)

Impairment of hospitals sold	-	-	-	(47,930)	-	(47,930)

Loss on sale, net	-	-	-	(3,300)	-	(3,300)

Loss from discontinued operations, net of taxes	-	-	-	(55,776)	-	(55,776)

Net income	171,017	171,017	207,304	51,942	(376,777)	224,503

Less: Net income attributable to noncontrolling interests	-	-	-	53,486	-	53,486

Net income attributable to Community Health Systems, Inc. stockholders	$171,017	$171,017	$207,304	$(1,544)	$(376,777)	$171,017

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Net income	$44,233	$44,233	$81,021	$28,685	$(139,414)	$58,758

Other comprehensive income (loss), net of taxes

Net change in fair value of interest rate swaps	8,254	8,254	-	-	(8,254)	8,254

Net change in fair value of available-for-sale securities	1,370	1,370	1,370	-	(2,740)	1,370

Amortization and recognition of unrecognized pension cost components	1,202	1,202	1,202	-	(2,404)	1,202

Other comprehensive income (loss)	10,826	10,826	2,572	-	(13,398)	10,826

Comprehensive income	55,059	55,059	83,593	28,685	(152,812)	69,584

Less: Comprehensive income attributable to noncontrolling interests	-	-	-	14,525	-	14,525

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$55,059	$55,059	$83,593	$14,160	$(152,812)	$55,059

Condensed Consolidating Statement of Comprehensive Income Three Months Ended September 30, 2011
	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Net income	$74,304	$74,304	$77,776	$18,930	$(152,683)	$92,631

Other comprehensive income (loss), net of taxes

Net change in fair value of interest rate swaps	2,722	2,722	-	-	(2,722)	2,722

Net change in fair value of available-for-sale securities	(4,029)	(4,029)	(4,029)	-	8,058	(4,029)

Amortization and recognition of unrecognized pension cost components	790	790	790	-	(1,580)	790

Other comprehensive income (loss)	(517)	(517)	(3,239)	-	3,756	(517)

Comprehensive income	73,787	73,787	74,537	18,930	(148,927)	92,114

Less: Comprehensive income attributable to noncontrolling interests	-	-	-	18,327	-	18,327

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$73,787	$73,787	$74,537	$603	$(148,927)	$73,787

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Net income	$203,066	$203,066	$281,270	$137,658	$(564,883)	$260,177

Other comprehensive income (loss), net of taxes

Net change in fair value of interest rate swaps	28,766	28,766	-	-	(28,766)	28,766

Net change in fair value of available-for-sale securities	3,509	3,509	3,509	-	(7,018)	3,509

Amortization and recognition of unrecognized pension cost components	3,483	3,483	3,483	-	(6,966)	3,483

Other comprehensive income (loss)	35,758	35,758	6,992	-	(42,750)	35,758

Comprehensive income	238,824	238,824	288,262	137,658	(607,633)	295,935

Less: Comprehensive income attributable to noncontrolling interests	-	-	-	57,111	-	57,111

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$238,824	$238,824	$288,262	$80,547	$(607,633)	$238,824

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Net income	$171,017	$171,017	$207,304	$51,942	$(376,777)	$224,503

Other comprehensive income (loss), net of taxes

Net change in fair value of interest rate swaps	30,199	30,199	-	-	(30,199)	30,199

Net change in fair value of available-for-sale securities	(2,692)	(2,692)	(2,692)	-	5,384	(2,692)

Amortization and recognition of unrecognized pension cost components	2,369	2,369	2,369	-	(4,738)	2,369

Other comprehensive income (loss)	29,876	29,876	(323)	-	(29,553)	29,876

Comprehensive income	200,893	200,893	206,981	51,942	(406,330)	254,379

Less: Comprehensive income attributable to noncontrolling interests	-	-	-	53,486	-	53,486

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$200,893	$200,893	$206,981	$(1,544)	$(406,330)	$200,893

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(58,932)	$(33,958)	$736,312	$134,443	$-	$777,865

Cash flows from investing activities:

Acquisitions of facilities and other related equipment	-	-	(302,759)	(10,168)	-	(312,927)

Purchases of property and equipment	-	-	(374,940)	(182,529)	-	(557,469)

Proceeds from disposition of hospitals and other ancillary operations	-	-	-	-	-	-

Proceeds from sale of property and equipment	-	-	2,281	2,527	-	4,808

Increase in other investments	-	-	(168,506)	(53,658)	-	(222,164)

Net cash used in investing activities	-	-	(843,924)	(243,828)	-	(1,087,752)

Cash flows from financing activities:

Proceeds from exercise of stock options	5,750	-	-	-	-	5,750

Repurchase of restricted stock shares for payroll tax withholding requirements	(9,165)	-	-	-	-	(9,165)

Deferred financing costs	-	(135,647)	-	-	-	(135,647)

Excess tax benefit (income tax payable increase) relating to stock-based compensation	1,545	-	-	-	-	1,545

Stock buy back	-	-	-	-	-	-

Proceeds from noncontrolling investors in joint ventures	-	-	-	535	-	535
Redemption of noncontrolling investments in joint ventures	-	-	-	(39,709)	-	(39,709)

Distributions to noncontrolling investors in joint ventures	-	-	-	(60,676)	-	(60,676)

Changes in intercompany balances with affiliates, net	60,802	(189,385)	248,311	(119,728)	-	-

Borrowings under credit agreement	-	5,904,978	19,399	-	-	5,924,377

Issuance of long-term debt	-	3,825,000	-	-	-	3,825,000

Proceeds from receivables facility	-	-	-	300,000	-	300,000

Repayments of long-term indebtedness	-	(9,370,988)	(18,983)	(1,367)	-	(9,391,338)

Net cash provided by (used in) financing activities	58,932	33,958	248,727	79,055	-	420,672

Net change in cash and cash equivalents	-	-	141,115	(30,330)	-	110,785

Cash and cash equivalents at beginning of period	-	-	8,920	$120,945	-	129,865

Cash and cash equivalents at end of period	$-	$-	$150,035	$90,615	$-	$240,650

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(23,970)	$(120,269)	$659,348	$305,126	$-	$820,235

Cash flows from investing activities:

Acquisitions of facilities and other related equipment	-	-	(163,397)	(46,054)	-	(209,451)

Purchases of property and equipment	-	-	(301,466)	(231,379)	-	(532,845)

Proceeds from disposition of hospitals and other ancillary operations	-	-	-	172,578	-	172,578

Proceeds from sale of property and equipment	-	-	1,269	7,982	-	9,251

Increase in other investments	-	-	(90,009)	(40,971)	-	(130,980)

Net cash used in investing activities	-	-	(553,603)	(137,844)	-	(691,447)

Cash flows from financing activities:

Proceeds from exercise of stock options	18,880	-	-	-	-	18,880

Repurchase of restricted stock shares for payroll tax withholding requirements	-	-	-	-	-	-

Deferred financing costs	-	(100)	-	-	-	(100)

Excess tax benefit (income tax payable increase) relating to stock-based compensation	4,616	-	-	-	-	4,616

Stock buy back	(85,790)	-	-	-	-	(85,790)

Proceeds from noncontrolling investors in joint ventures	-	-	-	1,229	-	1,229
Redemption of noncontrolling investments in joint ventures	-	-	-	(4,784)	-	(4,784)

Distributions to noncontrolling investors in joint ventures	-	-	-	(49,928)	-	(49,928)

Changes in intercompany balances with affiliates, net	86,264	157,854	(157,936)	(86,182)	-	-

Borrowings under credit agreement	-	83,000	-	-	-	83,000

Issuance of long-term debt	-	-	-	-	-	-

Proceeds from receivables facility	-	-	-	-	-	-

Repayments of long-term indebtedness	-	(120,485)	(1,195)	(7,088)	-	(128,768)

Net cash provided by (used in) financing activities	23,970	120,269	(159,131)	(146,753)	-	(161,645)

Net change in cash and cash equivalents	-	-	(53,386)	20,529	-	(32,857)

Cash and cash equivalents at beginning of period	-	-	212,992	86,177	-	299,169

Cash and cash equivalents at end of period	$-	$-	$159,606	$106,706	$-	$266,312

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

Executive Overview

We are one of the largest publicly-traded operators of hospitals in the United States in terms of number of facilities and net operating revenues. We provide healthcare services through the hospitals that we own and operate in non-urban and selected urban markets. We generate revenues by providing a broad range of general and specialized hospital and other outpatient healthcare services to patients in the communities in which we are located. As of September 30, 2012, we owned or leased 135 hospitals comprised of 131 general acute care hospitals and four stand-alone rehabilitation or psychiatric hospitals. In addition, we own and operate home care agencies, located primarily in markets where we also operate a hospital, and through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services.

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

During the nine months ended September 30, 2012, we continued the execution of our acquisition strategy by acquiring four hospitals located in Scranton, Pennsylvania; Peckville, Pennsylvania; York, Pennsylvania; and Blue Island, Illinois and a large physician practice located in Longview, Texas.

During the nine months ended September 30, 2012, we also closed several financing arrangements that extend the maturity date of a significant portion of our outstanding indebtedness. As further discussed in the Liquidity and Capital Resources section, we entered into additional amendments and a modification of our Credit Facility that extend by two and a half years, until January 25, 2017, the maturity date of approximately $1.9 billion of our existing non-extended term loans. We obtained a new $750 million senior secured revolving credit facility and a new $750 million incremental term loan A facility, both with a maturity date of October 25, 2016, subject to certain acceleration clauses, the net proceeds of which were used to repay the same amount of existing borrowings under the previous revolving credit facility and term loans under the Credit Facility. We also completed through various offerings the issuance of $2.2 billion of senior notes and $1.6 billion of senior secured notes, the net proceeds of which were used to finance the purchase and redemption of all our outstanding 8 7/8% Senior Notes due 2015, to prepay $1.6 billion of the outstanding non-extended term loans under the Credit Facility, to pay related fees and expenses and for general corporate purposes. Compared to our debt maturities at December 31, 2011, the net effect of these financing transactions extended the maturity of approximately $6.0 billion of our outstanding long-term debt previously due in 2014 and 2015 to various maturities ranging from 2016 to 2020.

Our net operating revenues for the three months ended September 30, 2012 increased to approximately $3.2 billion, as compared to approximately $2.9 billion for the three months ended September 30, 2011. Income from continuing operations, before noncontrolling interests, for the three months ended September 30, 2012 decreased 38.7% over the three months ended September 30, 2011 to $58.8 million compared to $95.8 million. This decrease in income from continuing operations during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, is due primarily to the loss on early extinguishment of debt. Total inpatient admissions for the three months ended September 30, 2012 increased 5.0%, compared to the three months ended September 30, 2011, and adjusted admissions for the three months ended September 30, 2012 increased 6.3%, compared to the three months ended September 30, 2011. On a same-store basis, admissions decreased 0.3% and adjusted admissions increased 0.8%, compared with the three months ended September 30, 2011.

Our net operating revenues for the nine months ended September 30, 2012 increased to approximately $9.8 billion, as compared to approximately $8.9 billion for the nine months ended September 30, 2011. Income from continuing operations, before noncontrolling interests, for the nine months ended September 30, 2012 decreased 7.0% over the nine months ended September 30, 2011 to $260.6 million compared to $280.3 million. Included in income from continuing operations for the nine months ended September 30, 2012, is a $42.8 million after-tax benefit from the resolution of an industry-wide governmental settlement and a payment update related to prior periods, an $8.7 million after-tax charge to establish reserves for certain legal matters and a $72.8 million after-tax loss from the early extinguishment of debt. Excluding these one-time items, income from continuing operations, before noncontrolling interests, for the nine months ended September 30, 2012 increased 6.7% over the nine months ended September 30, 2011 to $299.2 million compared to $280.3 million. This increase in income from continuing operations during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, is due primarily to increased revenues at our same-store hospitals, income from electronic health records incentive reimbursements and reductions in interest expense. Total inpatient admissions for the nine months ended September 30, 2012 increased 3.7%, compared to the nine months ended September 30, 2011, and adjusted admissions for the nine months ended September 30, 2012 increased 6.7%, compared to the nine months ended September 30, 2011. On a same-store basis, admissions decreased 1.6% and adjusted admissions increased 1.3%, compared with the nine months ended September 30, 2011.

Self-pay revenues represented approximately 13.3% and 12.5% of our operating revenues, net of contractual allowances and discounts (but before provision for bad debts) for the three months ended September 30, 2012 and 2011, respectively, and 13.2% and 12.2% of our operating revenues, net of contractual allowances and discounts (but before provision for bad debts) for the nine months ended September 30, 2012 and 2011, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 5.6% and 5.1% for the three months ended September 30, 2012 and 2011, respectively, and 5.3% and 5.1% of our net operating revenues for the nine months ended September 30, 2012 and 2011, respectively. Direct and indirect costs incurred by us in providing charity care services were approximately 1.0% of net operating revenues for both of the three-month periods ended September 30, 2012 and 2011, and 1.0% of our net operating revenues for both of the nine months ended September 30, 2012 and 2011.

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

In addition to the Reform Legislation, the American Recovery and Reinvestment Act of 2009 included provisions for implementing health information technology under the Health Information Technology for Economic and Clinical Health Act, or HITECH. These provisions were designed to increase the use of electronic health records, or EHR, technology and establish the requirements for a Medicare and Medicaid incentive payments program beginning in 2011 for eligible hospitals and providers that adopt and meaningfully use certified EHR technology. These incentive payments are intended to offset a portion of the costs incurred to implement and qualify as a meaningful user of EHR. Rules adopted in July 2010 by the Department of Health and Human Services established an initial set of standards and certification criteria. Our hospital facilities have begun to implement EHR technology on a facility-by-facility basis beginning in 2011. We anticipate recognizing incentive reimbursement related to the Medicare or Medicaid incentives as we are able to implement the certified EHR technology, meet the defined “meaningful use criteria,” and information from completed cost report periods is available from which to calculate the incentive reimbursement. The timing of recognizing incentive reimbursement will not correlate with the timing of recognizing operating expenses and incurring capital costs in connection with the implementation of EHR technology which may result in material period-to-period changes in our future results of operations. Hospitals that do not qualify as a meaningful user of EHR technology by 2015 are subject to a reduced market basket update to the inpatient prospective payment system standardized amount in 2015 and each subsequent fiscal year. Although we believe that our hospital facilities will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provisions of HITECH. We recognized approximately $30.6 million and $40.2 million during the three months ended September 30, 2012 and 2011, respectively, and $73.6 million and $40.2 million during the nine months ended September 30, 2012 and 2011, respectively, of incentive reimbursement for HITECH incentive reimbursements from Medicare and Medicaid related to certain of our hospitals and for certain of our employed physicians, which are presented as a reduction of operating expenses. Net operating revenues for the three and nine months ended September 30, 2011 have been restated for the reclassification of incentive reimbursements to reflect the change in presentation for such incentives during the fourth quarter of 2011 from a component of net operating revenues to a reduction of operating expenses. This reclassification decreased net operating revenues and operating expenses for the three and nine months ended September 30, 2011 by $40.2 million, and had no impact on income from continuing operations or net income as previously reported. Management does not consider this change in classification to be material.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012		2011

Medicare	25.8%	26.3%	25.9%	(1)	26.9%
Medicaid	10.5	9.6	9.9		9.8
Managed Care and other third-party payors	50.4	51.6	51.0		51.1
Self-pay	13.3	12.5	13.2		12.2
Total	100.0%	100.0%	100.0%		100.0%

(1) Excludes the $80.8 million reimbursement settlement and payment update as discussed below.

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is net operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect revenues received from the Medicare and Medicaid programs to increase due to the general aging of the population. In addition, the Reform Legislation, currently in effect, should increase the number of insured patients, which, in turn, should reduce revenues from self-pay patients and reduce our provision for bad debts. The Reform Legislation, however, imposes significant reductions in amounts the government pays Medicare managed care plans. The trend toward increased enrollment in Medicare managed care may adversely affect our net operating revenue growth. Other provisions in the Reform Legislation impose minimum medical-loss ratios and require insurers to meet specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. During the nine months ended September 30, 2012, we recognized a net after-tax benefit of $42.8 million from the resolution of an industry-wide governmental settlement and a payment update related to prior periods. Other than this adjustment, contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month and nine-month periods ended September 30, 2012 and 2011.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On August 31, 2012, CMS issued the final rule to adjust this index by 2.6% for hospital inpatient acute care services that are reimbursed under the prospective payment system. The final rule also made other payment adjustments that, coupled with the 0.7% multifactor productivity reduction and a 0.1% reduction to hospital inpatient rates implemented pursuant to the Reform Legislation, yielded an estimated net 2.3% increase in reimbursement for hospital inpatient acute care services beginning October 1, 2012. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Expressed as a percentage of net operating revenues)

Consolidated:
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(85.3)	(84.9)	(85.0)	(85.0)
Depreciation and amortization	(5.7)	(5.5)	(5.5)	(5.4)

Income from operations	9.0	9.6	9.5	9.6
Interest expense, net	(5.0)	(5.4)	(4.7)	(5.5)
Loss from early extinguishment of debt	(1.6)	-	(1.2)	-
Equity in earnings of unconsolidated affiliates	0.2	0.3	0.3	0.4

Income from continuing operations before income taxes	2.6	4.5	3.9	4.5
Provision for income taxes	(0.8)	(1.2)	(1.2)	(1.4)

Income from continuing operations	1.8	3.3	2.7	3.1
Loss from discontinued operations, net of taxes	-	(0.2)	-	(0.6)

Net income	1.8	3.1	2.7	2.5
Less: Net income attributable to noncontrolling interests	(0.4)	(0.6)	(0.6)	(0.6)

Net income attributable to Community Health Systems, Inc. stockholders	1.4%	2.5%	2.1%	1.9%

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Percentage increase (decrease) from same period prior year:
Net operating revenues	9.0%	9.6%
Admissions	5.0	3.7
Adjusted admissions (b)	6.3	6.7
Average length of stay	(2.3)	-
Net income attributable to Community Health Systems, Inc. (c)	(40.5)	18.7
Same store percentage increase (decrease) from same period prior year (d)
Net operating revenues	4.0%	4.3%
Admissions	(0.3)	(1.6)
Adjusted admissions (b)	0.8	1.3

(a)	Operating expenses include salaries and benefits, supplies, other operating expenses, electronic health records incentive reimbursement and rent.
(b)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(c)	Includes income (loss) from discontinued operations.
(d)	Includes acquired hospitals to the extent we operated them in both periods.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Net operating revenues increased $266.6 million to approximately $3.2 billion for the three months ended September 30, 2012, from approximately $2.9 billion for the three months ended September 30, 2011. Hospitals owned throughout both periods contributed $117.9 million of that increase and hospitals acquired in 2012 and 2011 contributed $148.7 million. On a same-store basis, net operating revenues increased 4.0%. The increased net operating revenues contributed by hospitals that we owned throughout both periods were primarily attributable to general rate and reimbursement increases including revenues from states with provider assessment programs.

On a consolidated basis, inpatient admissions increased by 5.0% and adjusted admissions increased by 6.3% during the three months ended September 30, 2012. On a same-store basis, inpatient admissions decreased by 0.3% during the three months ended September 30, 2012. This decrease in same-store inpatient admissions was due primarily to a decrease in admissions from women’s services including obstetrics and gynecology during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased 0.4% to 85.3% for the three months ended September 30, 2012, compared to 84.9% for the three months ended September 30, 2011. Salaries and benefits, as a percentage of net operating revenues, increased 0.2% to 47.5% for the three months ended September 30, 2012, compared to 47.3% for the three months ended September 30, 2011. This increase in salaries and benefits is primarily due to recent acquisitions. Supplies, as a percentage of net operating revenues, decreased 0.5% to 15.1% for the three months ended September 30, 2012, as compared to 15.6% for the three months ended September 30, 2011. This decrease is due primarily to lower drug, implant and food costs. Other operating expenses, as a percentage of net operating revenues, increased 0.4% to 21.6% for the three months ended September 30, 2012, as compared to 21.2% for the three months ended September 30, 2011. This increase is due primarily to an increase in costs associated with provider taxes from states with provider assessment programs. Rent, as a percentage of net operating revenues, decreased 0.1% to 2.1% for the three months ended September 30, 2012, as compared to 2.2% for the three months ended September 30, 2011. Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased 0.1% to 0.2% for the three months ended September 30, 2012, as compared to 0.3% for the three months ended September 30, 2011.

Electronic health records incentive reimbursements represent those incentives under the HITECH Act for which the recognition criterion has been met. We have recognized approximately $30.6 million and $40.2 million of incentive reimbursements, or 1.0% and 1.4% of net operating revenues for the three months ended September 30, 2012 and 2011, respectively. We received payments of $12.8 million and $6.5 million during the three months ended September 30, 2012 and 2011, respectively. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.7% of net operating revenues, of which depreciation and amortization represented 0.3% of net operating revenues for the three months ended September 30, 2012. Operating expenses incurred related to the installation and adoption of electronic health records totaled approximately 0.3% of net operating revenues for the three months ended September 30, 2011. No depreciation and amortization was incurred during the three months ended September 30, 2011.

Depreciation and amortization, as a percentage of net operating revenues, increased 0.2% to 5.7% for the three months ended September 30, 2012, compared to 5.5% for the three months ended September 30, 2011.

Interest expense, net, decreased by $0.9 million from $159.5 million for the three months ended September 30, 2011 to $158.6 million for the three months ended September 30, 2012. A decrease in interest rates during the three months ended September 30, 2012, compared to September 30, 2011, resulted in a decrease in interest expense of $14.9 million. This decrease was partially offset by an increase in our average outstanding debt during the three months ended September 30, 2012, compared to the three months ended September 30, 2011, and by less interest being capitalized during the three months ended September 30, 2012, as compared to the three months ended September 30, 2011, as the current year period had fewer major construction projects, resulting in an increase in interest expense of $13.1 million and $0.9 million, respectively.

The loss from early extinguishment of debt of $52.0 million was recognized after the purchase and redemption of the 8 7/8% Senior Notes due 2015 and the repayment of existing term loans under the Credit Facility as further discussed in Liquidity and Capital Resources.

The net of the above mentioned changes resulted in income from continuing operations before income taxes decreasing $48.0 million from $132.5 million for the three months ended September 30, 2011 to $84.5 million for the three months ended September 30, 2012.

Provision for income taxes decreased from $36.7 million for the three months ended September 30, 2011 to $25.7 million for the three months ended September 30, 2012, due primarily to the decrease in income from continuing operations before income taxes in the comparable period in 2011, as discussed above. Our effective tax rate increased from 27.7% for the three months ended September 30, 2011 to 30.4% for the three months ended September 30, 2012 due to a release of liabilities for uncertain tax positions in the period in 2011.

Income from continuing operations, as a percentage of net operating revenues, decreased 1.5% to 1.8% for the three months ended September 30, 2012, compared to 3.3% for the three months ended September 30, 2011. Net income, as a percentage of net operating revenues, decreased 1.3% to 1.8% for the three months ended September 30, 2012, compared to 3.1% for the three months ended September 30, 2011. This decrease in both income from continuing operations and net income, as a percentage of net operating revenues, was due primarily to the loss from early extinguishment of debt and a decrease in income from electronic health records incentive reimbursement.

Net income attributable to noncontrolling interests as a percentage of net operating revenues, decreased 0.2% to 0.4% for the three months ended September 30, 2012, compared to 0.6% for the three months ended September 30, 2011.

Net income attributable to Community Health Systems, Inc. was $44.2 million for the three months ended September 30, 2012, compared to $74.3 million for the three months ended September 30, 2011, representing a decrease of 40.5%. The decrease in net income is primarily due to the loss from early extinguishment of debt and a decrease in income from electronic health records incentive reimbursement.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Net operating revenues increased $851.7 million to approximately $9.8 billion for the nine months ended September 30, 2012, from approximately $8.9 billion for the nine months ended September 30, 2011. Hospitals owned throughout both periods contributed $378.7 million of that increase and hospitals acquired in 2012 and 2011 contributed $392.2 million. On a same-store basis, net operating revenues increased 4.3%. The increased net operating revenues contributed by hospitals that we owned throughout both periods were primarily attributable to general rate and reimbursement increases including revenues from states with provider assessment programs. Included in net operating revenues on a non-same store basis is approximately $101.8 million of net operating revenues from an industry-wide settlement with the United States Department of Health and Human Services and CMS, based on a claim that acute-care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system in federal fiscal years 1999 through 2011. The underpayments resulted from calculations related to the rural floor budget neutrality adjustments implemented in connection with the Balanced Budget Act of 1997. Also included is an unfavorable adjustment of approximately $21.0 million, related to the newly issued Supplemental Security Income ratios for federal fiscal years 2006 through 2009 utilized for calculating Medicare Disproportionate Share Hospital reimbursements.

On a consolidated basis, inpatient admissions increased by 3.7% and adjusted admissions increased by 6.7% during the nine months ended September 30, 2012. On a same-store basis, inpatient admissions decreased by 1.6% during the nine months ended September 30, 2012. This decrease in same-store inpatient admissions was due primarily to a decrease in admissions from women’s services including obstetrics and gynecology and fewer flu and respiratory-related admissions during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, remained consistent at 85.0% for each of the nine months ended September 30, 2012 and 2011. Salaries and benefits, as a percentage of net operating revenues, decreased 0.1% to 46.6% for the nine months ended September 30, 2012, compared to 46.7% for the nine months ended September 30, 2011. This decrease in salaries and benefits, as a percentage of net operating revenues, is due primarily to the increase in non-same store net operating revenues described above as well as efficiencies gained since the prior year in our hospitals owned throughout both periods. Supplies, as a percentage of net operating revenues, decreased 0.3% to 15.1% for the nine months ended September 30, 2012, as compared to 15.4% for the nine months ended September 30, 2011. This decrease is due primarily to lower drug, implant and food costs. Other operating expenses, as a percentage of net operating revenues, increased 0.7% to 22.0% for the nine months ended September 30, 2012, as compared to 21.3% for the nine months ended September 30, 2011. This increase is due primarily to an increase in costs associated with provider taxes from states with provider assessment programs. Rent, as a percentage of net operating revenues, remained consistent at 2.1% for each of the nine months ended September 30, 2012 and 2011. Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased 0.1% to 0.3% for the nine months ended September 30, 2012, compared to 0.4% for the nine months ended September 30, 2011.

Electronic health records incentive reimbursements represent those incentives under the HITECH Act for which the recognition criterion has been met. We have recognized approximately $73.6 million and $40.2 million of incentive reimbursements, or 0.8% and 0.5% of net operating revenues, for the nine months ended September 30, 2012 and 2011, respectively. We received payments of $41.6 million and $6.5 million during the nine months ended September 30, 2012 and 2011, respectively. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.5% of net operating revenues, of which depreciation and amortization represented 0.3% of net operating revenues for the nine months ended September 30, 2012. Operating expenses incurred related to the installation and adoption of electronic health records totaled approximately 0.2% of net operating revenues for the nine months ended September 30, 2011. No depreciation and amortization was incurred during the nine months ended September 30, 2011.

Depreciation and amortization, as a percentage of net operating revenues, increased 0.1% to 5.5% for the nine months ended September 30, 2012, as compared to 5.4% for the nine months ended September 30, 2011.

Interest expense, net, decreased by $23.6 million from $485.9 million for the nine months ended September 30, 2011 to $462.3 million for the nine months ended September 30, 2012. A decrease in interest rates during the nine months ended September 30, 2012, compared to September 30, 2011, resulted in a decrease in interest expense of $49.6 million. Additionally, interest expense decreased by $4.2 million as a result of more interest being capitalized during the nine months ended September 30, 2012, as compared to the nine months ended September 30, 2011, as the current year period had more major construction projects. These decreases were partially offset by an increase in our average outstanding debt during the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011, and one additional day of interest expense since 2012 is a leap year, resulting in an increase in interest expense of $28.4 million and $1.8 million, respectively.

The loss from early extinguishment of debt of $115.5 million was recognized after the purchase and redemption of the 8 7/8% Senior Notes due 2015 and the repayment of existing term loans and revolving credit facility under the Credit Facility as further discussed in Liquidity and Capital Resources.

The net of the above mentioned changes resulted in income from continuing operations before income taxes decreasing $24.2 million from $405.9 million for the nine months ended September 30, 2011 to $381.7 million for the nine months ended September 30, 2012.

Provision for income taxes decreased from $125.6 million for the nine months ended September 30, 2011 to $121.0 million for the nine months ended September 30, 2012, due primarily to the decrease in income from continuing operations before income taxes in the comparable period in 2011, as discussed above. Our effective tax rate increased from 31.0% for the nine months ended September 30, 2011 to 31.7% for the nine months ended September 30, 2012 due to due to a release of liabilities for uncertain tax positions in the period in 2011.

Income from continuing operations, as a percentage of net operating revenues, decreased 0.4% to 2.7% for the nine months ended September 30, 2012, compared to 3.1% for the nine months ended September 30, 2011. Income from continuing operations, as a percentage of net operating revenues, was lower for the nine months ended September 30, 2012 due to the loss from early extinguishment of debt. Net income, as a percentage of net operating revenues, increased 0.2% to 2.7% for the nine months ended September 30, 2012, compared to 2.5% for the nine months ended September 30, 2011. Net income, as a percentage of net operating revenues, was lower for the nine months ended September 30, 2011 due to the loss on discontinued operations from loss on sale, impairment of hospitals held for sale and loss on entities sold.

Net income attributable to noncontrolling interests as a percentage of net operating revenues, remained consistent at 0.6% for each of the nine months ended September 30, 2012 and 2011.

Net income attributable to Community Health Systems, Inc. was $203.1 million for the nine months ended September 30, 2012, compared to $171.0 million for the nine months ended September 30, 2011, representing an increase of 18.7%. The increase in net income is primarily due to the increase in net operating revenues, income from electronic health records incentive reimbursement and a decrease in interest expense, offset by the loss from early extinguishment of debt as discussed above.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $42.3 million, from $820.2 million for the nine months ended September 30, 2011 to $777.9 million for the nine months ended September 30, 2012. The decrease in cash provided by operating activities, in comparison to the prior year period, is primarily due to a decrease in cash flow from the change in accounts receivable of $137.0 million, from the change in supplies, prepaid expenses and other current assets of $36.8 million, from the change in accounts payable, accrued liabilities and income taxes of $43.0 million and a decrease in other non-cash expenses related to the impairment of hospitals sold in 2011 of $47.9 million. These decreases in cash flows were partially offset by an increase in net income of $35.7 million, an increase in depreciation and amortization expense of $50.4 million, loss from early extinguishment of debt of $115.5 million, an increase in all other non-cash expenses of $7.1 million, and an increase in cash flow from the change in other assets and liabilities of $13.7 million. Included in net cash provided by operating activities for the nine months ended September 30, 2012 is $41.6 million of cash received for HITECH incentive reimbursements.

The cash used in investing activities was $1.1 billion for the nine months ended September 30, 2012, compared to $691.4 million for the nine months ended September 30, 2011. The increase in cash used in investing activities, in comparison to the prior year period, is primarily due to an increase in cash used for acquisition of facilities and other related equipment of $103.5 million, an increase in cash used for purchasing property and equipment of $24.6 million and an increase in cash used for other investments of $91.2 million. Included in cash outflows for other investments for the nine months ended September 30, 2012 is approximately $103.2 million of capital expenditures related to the purchase and implementation of certified EHR technology. The remaining cash outflows for other investments consists primarily of purchases and development of other internal-use software and payments made under non-employee physician recruiting agreements, of $119.0 million. Other reasons for the increase in cash used in investing activities were the decrease in proceeds from the disposition of ancillary operations of $172.6 million and the decrease in proceeds received from the sale of property and equipment of $4.5 million.

The cash provided by financing activities was $420.7 million for the nine months ended September 30, 2012, compared to $161.6 million used in financing activities for the nine months ended September 30, 2011. The increase in cash provided by financing activities is due primarily to the increase in borrowings under the credit agreement, proceeds from the Receivables Facility and the issuance of long-term debt, offset partially by repayments of long-term debt during the nine months ended September 30, 2012, in comparison to the prior year period.

 Capital Expenditures

Cash expenditures related to purchases of facilities were $312.9 million for the nine months ended September 30, 2012, compared to $209.5 million for the nine months ended September 30, 2011. The expenditures during the nine months ended September 30, 2012 were for the purchase of three hospitals in Pennsylvania, one hospital in Illinois, a physician practice in Texas, surgery centers and other physician practices and the settlement of working capital items from prior acquisitions and divestitures. The expenditures during the nine months ended September 30, 2011 were for the purchase of three hospitals in Pennsylvania, surgery centers and physician practices and the settlement of working capital items from 2010 acquisitions.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the nine months ended September 30, 2012 totaled $465.6 million, compared to $406.5 million for the nine months ended September 30, 2011. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals for the nine months ended September 30, 2012 totaled $91.9 million, compared to $126.3 million for the nine months ended September 30, 2011. The costs to construct replacement hospitals for both of the nine-month periods ended September 30, 2012 and 2011 represented both planning and construction costs for the four replacement hospitals discussed below.

Pursuant to hospital purchase agreements in effect as of September 30, 2012, and where final certificate of need approval has been obtained, we have commitments to build the following four replacement facilities: As required by an amendment to our lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location by November 2012. This replacement hospital was completed in September 2012 and occupied in October 2012. As part of an acquisition in 2007, we agreed to build a replacement hospital in Valparaiso, Indiana, which opened in August 2012. As part of an acquisition in 2009, we agreed to build a replacement hospital in Siloam Springs, Arkansas, which opened in April 2012. As part of an acquisition in 2012, we agreed to build a replacement hospital in York, Pennsylvania, by July 2017. Construction costs, including equipment costs, for these four replacement facilities are currently estimated to be approximately $368.5 million, of which approximately $302.1 million has been incurred to date. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement to our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need from the Alabama Certificate of Need Review Board; however, this certificate of need remains subject to the final resolution of an appeal process. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280.0 million for the Birmingham replacement facility.

 Capital Resources

Net working capital was approximately $1.2 billion at September 30, 2012, compared to approximately $935.0 million at December 31, 2011. The increase in net working capital is primarily attributable to an increase in working capital from the acquisition of four hospitals and a large physician practice and an increase in patient accounts receivable, offset by a decrease in income taxes receivable from tax refunds received.

In connection with the consummation of the Triad acquisition in July 2007, we obtained approximately $7.2 billion of senior secured financing under the Credit Facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The Credit Facility consisted of an approximately $6.1 billion funded term loan facility with a maturity of seven years, a $300 million delayed draw term loan facility (subsequently reduced by us from $400 million) with a maturity of seven years and a $750 million revolving credit facility with a maturity of six years. During the fourth quarter of 2008, $100 million of the delayed draw term loan had been drawn down by us, reducing the delayed draw term loan availability to $200 million at December 31, 2008. In January 2009, we drew down the remaining $200 million of the delayed draw term loan. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. The Credit Facility requires quarterly amortization payments of each term loan facility equal to 0.25% of the outstanding amount of the term loans. On November 5, 2010, we entered into an amendment and restatement of our existing Credit Facility. The amendment extended by two and a half years, until January 25, 2017, the maturity date of $1.5 billion of our existing term loans under the Credit Facility and increased the pricing on these term loans to LIBOR plus 350 basis points. The amendment also increased our ability to issue additional indebtedness under the uncommitted incremental facility to $1.0 billion from $600 million, permitted us to issue term loan A loans under the incremental facility and provided up to $2.0 billion of borrowing capacity from receivable transactions, an increase of $0.5 billion, of which approximately $1.7 billion would be required to be used for repayment of our existing term loans. On February 2, 2012, we completed a second amendment and restatement of the Credit Facility to extend an additional $1.6 billion of our existing non-extended term loans under the Credit Facility to match the maturity date and interest rate margins of the extended term loans due January 25, 2017. On August 3, 2012, we entered into a third amendment of the Credit Facility to provide increased flexibility for refinancing and repayment of the existing non-extended term loans and amend certain other terms. On August 22, 2012, we entered into a loan modification agreement with respect to the Credit Facility to extend approximately $340 million of the existing non-extended term loans to match the maturity date and interest rate margins of the extended term loans due January 25, 2017. The July 25, 2014 maturity date of the balance of the remaining non-extended term loans at September 30, 2012 of approximately $266.1 million remains unchanged.

Effective March 6, 2012, we obtained a new $750 million senior secured revolving credit facility, or the Replacement Revolver Facility, and a new $750 million incremental term loan A facility, or the Incremental Term Loan. The Replacement Revolver Facility replaced in full the existing revolving credit facility under the Credit Facility. The net proceeds of the Incremental Term Loan were used to repay the same amount of the existing term loans under the Credit Facility. Both the Replacement Revolver Facility and the Incremental Term Loan have a maturity date of October 25, 2016, subject to customary acceleration events and to the repayment, extension or refinancing with longer maturity debt of substantially all of the then outstanding term loans maturing July 25, 2014 and the now fully redeemed 8 7/8% Senior Notes due 2015. The pricing on each of the Replacement Revolver Facility and the Incremental Term Loan is initially LIBOR plus a margin of 250 basis points, subject to adjustment based on our leverage ratio. The Incremental Term Loan amortizes at 5% in year one, 10% in years two and three, 15% in year four and 60% in year five.

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

As of September 30, 2012, the availability for additional borrowings under our Credit Facility was approximately $750 million pursuant to the revolving credit facility, of which $37.7 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements through the next 12 months and into the foreseeable future.

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

On July 18, 2012, CHS completed an underwritten public offering under our automatic shelf registration filed with the Securities and Exchange Commission for $1.2 billion aggregate principal amount of 7 1/8% Senior Notes due 2020. The net proceeds of the offering were used to finance the purchase or redemption of the then outstanding $934.3 million principal amount plus accrued interest of the 8 7/8% Senior Notes due 2015, to pay for consents delivered in connection therewith, to pay related fees and expenses, and for general corporate purposes.

On August 17, 2012, CHS completed an underwritten public offering under our automatic shelf registration filed with the Securities and Exchange Commission for $1.6 billion aggregate principal amount of 5 1/8% Senior Secured Notes due 2018. The 5 1/8% Senior Secured Notes are secured by a first-priority lien subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility, and subject to prior ranking liens permitted by the indenture governing the 5 1/8% Senior Secured Notes on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility. The net proceeds of the offering, together with available cash on hand, were used to finance the prepayment of $1.6 billion of the outstanding non-extended term loans under the Credit Facility and related fees and expenses.

On March 21, 2012, through certain of our subsidiaries, we entered into an accounts receivable loan agreement, or the Receivables Facility, with a group of conduit lenders and liquidity banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. The existing and future patient-related accounts receivable, or the Receivables, for certain of our hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2014, subject to customary termination events that could cause an early termination date. We maintain effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of our subsidiaries to us, and we then sell or contribute the Receivables to a special-purpose entity that is wholly-owned by us. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party conduit lenders and liquidity banks of up to $300 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party conduit lenders and liquidity banks do not have recourse to us or our subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at September 30, 2012 totaled $300.0 million and are classified as long-term debt on the condensed consolidated balance sheet. At September 30, 2012, the carrying amount of Receivables included in the Receivables Facility totaled approximately $866.5 million and are included in patient accounts receivable on the condensed consolidated balance sheet.

As of September 30, 2012, we are a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 76% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans due 2014 and 350 basis points for term loans due 2017 under the Credit Facility.

Swap #	Notional Amount (in 000’s)	Fixed Interest Rate	Termination Date	Fair Value of Liability (in 000’s)
1	$ 100,000	3.352%	October 23, 2012	$ 186
2	125,000	4.375%	November 23, 2012	729
3	75,000	4.380%	November 23, 2012	436
4	150,000	5.020%	November 30, 2012	1,146
5	200,000	2.242%	February 28, 2013	1,558
6	100,000	5.023%	May 30, 2013	3,114
7	300,000	5.242%	August 6, 2013	12,533
8	100,000	5.038%	August 30, 2013	4,313
9	50,000	3.586%	October 23, 2013	1,729
10	50,000	3.524%	October 23, 2013	1,696
11	100,000	5.050%	November 30, 2013	5,495
12	200,000	2.070%	December 19, 2013	4,217
13	100,000	5.231%	July 25, 2014	8,824
14	100,000	5.231%	July 25, 2014	8,823
15	200,000	5.160%	July 25, 2014	17,390
16	75,000	5.041%	July 25, 2014	6,359
17	125,000	5.022%	July 25, 2014	10,555
18	100,000	2.621%	July 25, 2014	4,095
19	100,000	3.110%	July 25, 2014	4,981
20	100,000	3.258%	July 25, 2014	5,249
21	200,000	2.693%	October 26, 2014	9,575
22	300,000	3.447%	August 8, 2016	32,294
23	200,000	3.429%	August 19, 2016	21,510
24	100,000	3.401%	August 19, 2016	10,654
25	200,000	3.500%	August 30, 2016	22,165
26	100,000	3.005%	November 30, 2016	9,584

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

In addition, our Credit Facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. We were in compliance with all financial ratios and other financial condition tests at September 30, 2012, and expect to remain in compliance in the future. Our ability to meet these restrictive covenants and financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our Credit Facility and/or the Notes. Upon the occurrence of an event of default under our Credit Facility or the Notes, all amounts outstanding under our Credit Facility and the Notes may become due and payable and all commitments under the Credit Facility to extend further credit may be terminated.

We believe that internally generated cash, availability for additional borrowings under our Credit Facility of $750 million (consisting of a $750 million revolving credit facility, of which $37.7 million is set aside for outstanding letters of credit as of September 30, 2012) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion and our continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash, borrowings under our Credit Facility as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.

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

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the nine months ended September 30, 2012:

Nine Months Ended September 30, 2012

Ratio of earnings to fixed charges (1)	1.66 x

(1)	Fixed charges include interest expensed and capitalized during the year plus an estimate of the interest component of rent expense. There are no shares of preferred stock outstanding. See exhibit 12 filed as part of this Report for the calculation of this ratio.

Off-balance Sheet Arrangements

Our consolidated operating results for the nine months ended September 30, 2012 and 2011, included $168.0 million and $155.7 million, respectively, of net operating revenues and $20.3 million and $14.6 million, respectively, of income from operations generated from five hospitals operated by us under operating lease arrangements. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the respective assets and the future lease obligations under these arrangements are not recorded on our condensed consolidated balance sheet. Lease costs under these arrangements are included in rent expense and totaled approximately $8.7 million and $8.9 million for the nine months ended September 30, 2012 and 2011, respectively. The current terms of these operating leases expire between January 2013 and June 2022, not including lease extension options. If we allow these leases to expire, we would no longer generate revenue nor incur expenses from these hospitals.

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

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of September 30, 2012, we have hospitals in 21 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also has a non-profit entity as a partner. In addition, we have three other hospitals with noncontrolling interests owned by non-profit entities. During the three months ended March 31, 2012, one of our subsidiaries purchased the outstanding partnership interests not already owned by us that were held by physician investors in the limited partnership that owns and operates Longview Regional Medical Center in Longview, Texas. The purchase price for these partnership interests was $28.8 million. After acquiring these partnership interests, one or more of our subsidiaries collectively own 100% of the outstanding equity of the limited partnership that owns and operates this hospital. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $370.5 million and $395.7 million as of September 30, 2012 and December 31, 2011, respectively. Noncontrolling interests in equity of consolidated subsidiaries was $58.3 million and $67.3 million as of September 30, 2012 and December 31, 2011, respectively. The amount of net income attributable to noncontrolling interests was $14.5 million and $18.3 million for the three months ended September 30, 2012 and 2011, respectively, and $57.1 million and $53.5 million for the nine months ended September 30, 2012 and 2011, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we are not permitted to introduce physician ownership at any of our wholly-owned facilities or increase the aggregate percentage of physician ownership in any of our existing joint ventures.

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

Third-Party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at September 30, 2012 from our estimated reimbursement percentage, net income for the nine months ended September 30, 2012 would have changed by approximately $40.3 million, and net accounts receivable at September 30, 2012 would have changed by $64.9 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. During the nine months ended September 30, 2012, we recognized a net after-tax benefit of $42.8 million from the resolution of two industry-wide governmental payment updates related to prior periods. Other than this adjustment, contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month and nine-month periods ended September 30, 2012 and 2011.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third-party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at September 30, 2012 from our estimated collection percentage as a result of a change in expected recoveries, net income for the nine months ended September 30, 2012 would have changed by $22.9 million, and net accounts receivable at September 30, 2012 would have changed by $36.9 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $2.4 billion and $2.2 billion at September 30, 2012 and December 31, 2011, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding was 60 days and 56 days at September 30, 2012 and December 31, 2011, respectively. Our target range for days revenue outstanding is 53 to 63 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $9.8 billion and $8.3 billion as of September 30, 2012 and December 31, 2011, respectively.

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor category is as follows:

	September 30, 2012	December 31, 2011

Insured receivables	63.1%	63.7%
Self-pay receivables	36.9	36.3
Total	100.0%	100.0%

For the hospital segment, the combined total of the allowance for doubtful accounts for self-pay accounts receivable and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 84% at both September 30, 2012 and December 31, 2011. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 91% at both September 30, 2012 and December 31, 2011.

Goodwill and Other Intangibles

Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. We performed our last annual goodwill evaluation during the fourth quarter of 2011. No impairment was indicated by this evaluation. The next annual goodwill evaluation will be performed during the fourth quarter of 2012.

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

Effective January 1, 2008, the former Triad hospitals are insured on a claims-made basis as described above and through commercial insurance companies as described above for substantially all claims occurring on or after January 1, 2002 and reported on or after January 1, 2008. Substantially all losses for the former Triad hospitals in periods prior to May 1, 1999 were insured through a wholly- owned insurance subsidiary of HCA Inc., or HCA, Triad’s owner prior to that time, and excess loss policies maintained by HCA. HCA has agreed to indemnify the former Triad hospitals in respect of claims covered by such insurance policies arising prior to May 1, 1999. From May 1, 1999 through December 31, 2006, the former Triad hospitals obtained insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary with excess coverage obtained from other carriers that is subject to certain deductibles. Effective for claims incurred after December 31, 2006, Triad began insuring its claims from $1 million to $5 million through its wholly-owned captive insurance company, replacing the coverage provided by HCA. Substantially all claims occurring during 2007 were self-insured up to $10 million per claim.

There have been no significant changes in our estimate of the reserve for professional liability claims during the three and nine months ended September 30, 2012.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $0.8 million as of September 30, 2012. During the nine months ended September 30, 2012, we increased interest and penalties by approximately $0.1 million. A total of approximately $0.3 million of interest and penalties is included in the amount of liability for uncertain tax positions at September 30, 2012. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our consolidated results of operations or consolidated financial position.

We, or one or more of our subsidiaries, file income tax returns in the United States federal jurisdiction and various state jurisdictions. We have extended the federal statute of limitations for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002 and December 31, 2003. The IRS has concluded its examination of the federal tax return of Triad for the tax periods ended December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007, and the statutes of limitations for those years will close on December 31, 2012. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2008 and federal income tax examinations with respect to Community Health Systems, Inc. federal returns for years prior to 2007. Our federal income tax returns for the 2007, 2008, 2009 and 2010 tax years are currently under examination by the IRS. We believe the results of this examination will not be material to our consolidated results of operations or consolidated financial position. In connection with our 2007 and 2008 IRS examinations, the IRS has taken exception to the timing of our malpractice expense deductions. Management believes that our deduction timing is appropriate, and will work to resolve this item over the next 12 months. If management is unable to sustain the current timing of our deduction, then it would be subject to interest and penalty costs. Management does not consider this matter to have met the recognition criteria to be considered an uncertain tax position for which a reserve is necessary.

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

In September 2011, the FASB issued ASU 2011-08, which modifies how entities test goodwill for impairment. Previous guidance required an entity to perform a two-step goodwill impairment test at least annually by comparing the fair value of a reporting unit with its carrying amount, including goodwill, and recording an impairment loss if the fair value is less than the carrying amount. This ASU allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines after that assessment that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is not required. This ASU is required to be applied to interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011, and was adopted by us on January 1, 2012. The adoption of this ASU did not impact our consolidated financial position, results of operations or cash flows.

In July 2012, the FASB issued ASU 2012-02, which modifies how entities test indefinite-lived intangible assets other than goodwill for impairment. Previous guidance required an entity to perform an impairment test on indefinite-lived intangible assets other than goodwill at least annually by comparing the fair value of the asset with its carrying amount, and recording an impairment loss for any excess if the carrying amount exceeds the fair value. This ASU allows an entity to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of the intangible asset is less than its carrying amount. If an entity determines after that assessment that it is not more likely than not that the fair value of an intangible asset is less than its carrying amount, then calculating the fair value of the intangible asset is not required. This ASU is required to be applied to interim and annual intangible asset impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted, and was adopted by us in July 2012. The adoption of this ASU did not impact our consolidated financial position, results of operations or cash flows.

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

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $5.1 million and $1.6 million for the three months ended September 30, 2012 and 2011, respectively, and $15.0 million and $4.8 million for the nine months ended September 30, 2012 and 2011, respectively.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2012, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we receive various inquiries or subpoenas from state regulators, fiscal intermediaries, the Centers for Medicare and Medicaid Services and the Department of Justice regarding various Medicare and Medicaid issues. In addition to the subpoenas discussed below, we are currently responding to subpoenas and administrative demands concerning: operations of a cardiovascular surgery department at our Oregon hospital and certain cardiology procedures medical records and policies at a New Mexico hospital. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. We are not aware of any pending or threatened litigation that is not covered by insurance policies or reserved for in our financial statements or which we believe would have a material adverse impact on us; however, some pending or threatened proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits.

Community Health Systems, Inc. Legal Proceedings

On February 10, 2006, we received a letter from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” The February 2006 letter focused on our hospitals in Arkansas, New Mexico and South Carolina. From 2006 through the beginning of 2009, we provided the Department of Justice with requested documents, met with its personnel on numerous occasions and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified us that it believed that we and these three New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. At one point, the Civil Division calculated that the three hospitals received ineligible federal participation payments from August 2000 to June 2006 of approximately $27.5 million and said that if it proceeded to trial, it would seek treble damages plus an appropriate penalty for each of the violations of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in a qui tam lawsuit styled U.S. ex rel. Baker vs. Community Health Systems, Inc., pending in the United States District Court for the District of New Mexico. The federal government filed its complaint in intervention on June 30, 2009; a subsequent claim was filed on June 6, 2011, adding our subsidiary Community Health Systems Professional Services Corporation as a defendant; the relator’s complaint has also been amended to add Community Health Systems Professional Services Corporation and CHS/Community Health Systems, Inc. as defendants. The relator filed a second amended complaint on July 1, 2009. Both of these complaints expand the time period during which alleged improper payments were made. Our motion for dismissal was granted in part. There have been other rulings by the court on discovery and expert matters, some of which are favorable to our case and some of which are not. Discovery is closed. Motions by both parties for Summary Judgment were filed on March 27, 2012 and there is currently no hearing date on the motions nor has a trial date been set. The most recent ruling in this case, on October 3, 2012, granted our motion for sanctions against the government with respect to their litigation hold process and/or destruction of certain evidence. As a result of this ruling, we will be receiving additional documents from government sources. We are vigorously defending this action.

On June 12, 2008, two of our hospitals received letters from the United States Attorney’s Office for the Western District of New York requesting documents in an investigation it was conducting into billing practices with respect to kyphoplasty procedures performed during the period January 1, 2002 through June 9, 2008. On September 16, 2008, one of our hospitals in South Carolina also received an inquiry. Subsequently, medical records were requested from two additional hospitals in South Carolina and Indiana. Kyphoplasty is a surgical spine procedure that returns a compromised vertebrae (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. This investigation is part of a national investigation and is related to a qui tam settlement between the same United States Attorney’s office and the manufacturer and distributor of the Kyphon product, which is used in performing the kyphoplasty procedure. We are cooperating with the investigation and we are continuing to evaluate and discuss this matter with the federal government.

On April 19, 2009, we were served in Roswell, New Mexico with an answer and counterclaim in the case of Roswell Hospital Corporation d/b/a Eastern New Mexico Medical Center vs. Patrick Sisneros and Tammie McClain (sued as Jane Doe Sisneros). The case was originally filed as a collection matter. The counterclaim was filed as a putative class action and alleged theories of breach of contract, unjust enrichment, misrepresentation, prima facie tort, Fair Trade Practices Act and violation of the New Mexico RICO statute. After extensive discovery and pretrial procedures, this case has been settled and the court has scheduled a fairness hearing to review the terms of the settlement on November 13, 2012.

On December 7, 2009, we received a document subpoena from the United States Department of Health and Human Services, Office of the Inspector General, or OIG, requesting documents related to our hospital in Laredo, Texas. The categories of documents requested included case management, resource management, admission criteria, patient medical records, coding, billing, compliance, the Joint Commission accreditation, physician documentation, payments to referral sources, transactions involving physicians, disproportionate share hospital status and audits by the hospital’s Quality Improvement organization. On January 22, 2010, we received a “request for information or assistance” from the OIG’s Office of Investigation requesting patient medical records from Laredo Medical Center in Laredo, Texas for certain Medicaid patients with an extended length of stay. Additional requests for records have also been received, including a request containing follow-up questions received on January 5, 2011. We have met with the government to discuss this investigation and we continue to cooperate fully with this investigation.

On September 20, 2010, we received a letter from the United States Department of Justice, Civil Division, advising us that an investigation is being conducted to determine whether certain hospitals have improperly submitted claims for payment for implantable cardioverter defibrillators, or ICDs. The period of time covered by the investigation is 2003 to the present. The letter states that the Department of Justice’s data indicates that many of our hospitals have claims that need to be reviewed to determine if Medicare payment was appropriate. We understand that the Department of Justice has submitted similar requests to many other hospitals and hospital systems across the country as well as to the ICD manufacturers themselves. We continue to fully cooperate with the government in this investigation and have provided requested records and documents. On August 30, 2012, the Department of Justice issued a document entitled, “Medical Review Guidelines/Resolution Model,” which sets out, for the purposes of this investigation, the patient conditions and criteria for the medical necessity of the implantation of ICDs in Medicare beneficiaries and how the Department of Justice will enforce the repayment obligations of hospitals. We are in the process of reviewing our medical records in light of the guidance contained in this document.

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

On April 8, 2011, we received a document subpoena, dated March 31, 2011, from the United States Department of Health and Human Services, OIG, in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena, issued from the OIG’s Chicago, Illinois office, requested documents from all of our hospitals and appears to concern emergency department processes and procedures, including our hospitals’ use of the Pro-MED Clinical Information System, which is a third-party software system that assists with the management of patient care and provides operational support and data collection for emergency department management and has the ability to track discharge, transfer and admission recommendations of emergency department physicians, as well as information about our relationships with emergency department physicians, including financial arrangements. This investigation is being led by the Department of Justice. We are continuing to cooperate with the government including detailing a process for a medical necessity review by clinical reviewers and physicians of a sampling of medical records at a small number of hospitals.

On April 22, 2011, a joint motion was filed by the relator and the United States Department of Justice in the case styled United States ex rel. and Reuille vs. Community Health Systems Professional Services Corporation and Lutheran Musculoskeletal Center, LLC d/b/a Lutheran Hospital, in the United States District Court for the Northern District of Indiana, Fort Wayne Division. The lawsuit was originally filed under seal on January 7, 2009. The suit is brought under the False Claims Act and alleges that Lutheran Hospital of Indiana billed the Medicare program for (a) false 23 hour observation after outpatient surgeries and procedures, and (b) intentional assignment of inpatient status to one-day stays for cases that do not meet Medicare criteria for inpatient intensity of service or severity of illness. We had cooperated fully with the government in its investigation of this matter, but had been unaware of the exact nature of the allegations in the complaint. On December 27, 2010, the government filed a notice that it declined to intervene in this suit. The April 22, 2011 motion contained additional information about how the government intended to proceed with an investigation regarding “allegations of improper billing for inpatient care at other hospitals associated with Community Health Systems, Inc. . . . asserted in other qui tam complaints in other jurisdictions.” The motion stated that the Department of Justice has “consolidated its investigations” of the Company and other related entities and that “the Civil Division of the Department of Justice, multiple United States Attorneys’ offices, and the Office of Inspector General for the Department of Health and Human Services, or HHS, are now closely coordinating their investigation of these overlapping allegations. The Attorney General of Texas has initiated an investigation; the United States intends to work cooperatively with Texas and any other States investigating these allegations.” The motion also stated that the Office of Audit Services for the Office of Investigations for HHS has been engaged to conduct a national audit of certain of our Medicare claims. The government confirmed that it considers the allegations made in the complaint styled Tenet Healthcare Corporation vs. Community Health Systems, Inc., et al. filed in the United States District Court for the Northern District of Texas, Dallas Division on April 11, 2011 to be related to the allegations in the qui tam and to what the government is now describing as a consolidated investigation. The motion filed on April 11, 2011 concluded by requesting a stay of the litigation in the Reuille case for 180 days. This extension request was granted by the court, as were additional requests in October 2011, April 2012 and October 2012. The stay has now been extended until April 29, 2013. We are cooperating fully with the government in its investigations.

On May 16, 2011, we received a subpoena dated May 10, 2011 from the Houston Office of the United States Department of Health and Human Services, OIG, requesting 71 patient medical records from our hospital in Shelbyville, Tennessee, and directing the return of the records to the Assistant United States Attorney handling the Laredo investigation. We are unaware of any connection between these two facilities other than they are both affiliated with us. We have met with the government regarding this matter and continue to cooperate fully with this investigation.

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

Three purported class action shareholder federal securities cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash, filed May 5, 2011; De Zheng v. Community Health Systems, Inc., Wayne T. Smith and W. Larry Cash, filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., Wayne T. Smith, W. Larry Cash and Thomas Mark Buford, filed June 2, 2011. All three seek class certification on behalf of purchasers of our common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for our common stock. On September 20, 2011, all three were assigned to the same judge as related cases. On December 28, 2011, the court consolidated all three shareholder cases for pretrial purposes, selected NYC Funds as lead plaintiffs, and selected NYC Funds’ counsel as lead plaintiffs’ counsel. The parties negotiated operative dates for these consolidated shareholder federal securities actions. An operative consolidated complaint was filed on July 13, 2012, and our motion to dismiss was filed on September 11, 2012. The plaintiffs’ response is due on November 12, 2012 and we will have a further opportunity to respond, which will be due on December 24, 2012. We believe this consolidated matter is without merit and will vigorously defend this case.

Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, W. Larry Cash, T. Mark Buford, John A. Clerico, James S. Ely III, John A. Fry, William Norris Jennings, Julia B. North and H. Mitchell Watson, Jr., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, W. Larry Cash, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North and H. Mitchell Watson, Jr., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, W. Larry Cash, T. Mark Buford, John A. Clerico, James S. Ely, III, John A. Fry, William Norris Jennings, Julia B. North, H. Mitchell Watson, Jr. and Community Health Systems, Inc., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. These cases have been consolidated into a single, consolidated action. The plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. Our motion to dismiss has been fully briefed by the parties and awaits scheduling of oral argument and/or ruling on our motion to dismiss. We believe all of these matters are without merit and will vigorously defend them.

On May 2, 2012, suit was filed in the matter styled Daniel Eagle v. Community Health Systems, Inc., Chancery Court, State of Delaware. Suit was filed under Section 220 of the Delaware General Corporation Law to inspect certain of the Company’s books and records pertaining to matters concerning alleged improper admissions practices. On a motion filed by the plaintiff, this case has been dismissed.

On June 2, 2011, an order was entered unsealing a relator’s qui tam complaint in the matter of U.S. ex rel. Wood M. Deming, MD, individually and on behalf of Regional Cardiology Consultants, PC v. Jackson-Madison County General Hospital, an Affiliate of West Tennessee Healthcare, Regional Hospital of Jackson, a Division of Community Health Systems Professional Services Corporation, James Moss, individually, Timothy Puthoff, individually, Joel Perchik, MD, individually, and Elie H. Korban, MD, individually. The action is pending in the Western District of Tennessee, Jackson Division. Regional Hospital of Jackson is an affiliated hospital and Mr. Puthoff is a former chief executive officer there. The Order recited that the United States had elected to intervene to a limited degree only concerning the claims against Dr. Korban for false and fraudulent billing for allegedly unnecessary stent procedures and for causing the submission of false claims by the hospitals. The United States expressly declined to intervene in all other claims against all other named defendants. On July 28, 2011, we were served by the relator. The complaint was subsequently amended on May 25, 2012. We filed an answer on June 14, 2012. We believe the claims against our hospital are without merit and we will vigorously defend this case.

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

On February 2, 2012, an order was entered unsealing a relator’s qui tam complaint in the matter of U.S. ex rel. Pamela Gronemeyer v. Crossroads Community Hospital. The action is pending in the United States District Court, Southern District of Illinois. Crossroads Community Hospital is an affiliated hospital. The order recited that the United States had declined to intervene in this matter. We had previously disclosed this matter in the context of our response to a subpoena concerning blood administration practices at an affiliated Illinois hospital. We were served in this case on April 18, 2012 and a second amended complaint was filed on August 6, 2012, and we filed our motion to dismiss on August 17, 2012. We believe the claim against our hospital is without merit and we will vigorously defend this case.

On August 8, 2012, an order was entered unsealing a relator’s qui tam complaint in the matter of U.S. and N.M. ex rel. Sally Hansen v. Mimbres Memorial Hospital, et al. This action is pending in the United States District Court for New Mexico. This case cites alleged quality control failures as violations of the Clinical Laboratory Improvement Amendments of 1988 and the basis for a False Claims Act suit. We had cooperated in the government’s investigation of this matter prior to the unsealing of the case. Both the U.S. government and the New Mexico state government declined to intervene in this case. We have not yet been served in this case and will vigorously defend it.

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

On February 4, 2010, suit was filed in the matter styled Managed Care Solutions, Inc. v. Community Health Systems, Inc., United States District Court for the Southern District of Florida. Plaintiff contracted with two affiliated hospitals to provide services collecting receivables from third-party payors. Plaintiff seeks to extend the contract to additional facilities at which it never provided any services and is claiming $435 million in damages. A motion for summary judgment was filed on February 17, 2012. On June 4, 2012, the District Court affirmed the recommendation of the Magistrate Judge limiting the Plaintiff’s claims to only two hospitals. The Court also bifurcated the case with liability set to be tried on December 3, 2012 and, most recently on September 27, 2012, the court granted our motion for leave to file a renewed motion for summary judgment. We will continue to vigorously defend this action.

On February 29, 2012, Gregg Becker, a former chief financial officer at Rockwood Clinic in Spokane, Washington, sued “Community Health Systems, Inc. d/b/a Community Health Systems Professional Services Corporation d/b/a Community Health Systems d/b/a Community Health Systems PSC, Inc. d/b/a Rockwood Clinic P.S and Rockwood Clinic, PS” in Superior Court, Spokane, Washington. On March 9, 2012, the case was removed to federal court in Spokane. Becker claims he was wrongfully terminated for allegedly refusing to certify a budget for Rockwood Clinic in 2012. On February 29, 2012, he also filed an administrative complaint with the Department of Labor, Occupational Safety and Health Administration alleging that he is a whistleblower under Sarbanes-Oxley and a response was filed on May 21, 2012. At a hearing on July 27, 2012, the court dismissed Community Health Systems, Inc. from this case and we will seek permission to pursue appellate relief of the denial to dismiss the hospital. We are vigorously defending this action.

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

Item 1A.  Risk Factors

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

We have not paid any cash dividends since our inception, and do not anticipate the payment of cash dividends in the foreseeable future. Our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $50 million in the aggregate plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing our 8% Senior Notes due 2019, our 7 1/8% Senior Notes due 2020 and our 5 1/8% Senior Secured Notes due 2018 also limit our ability to pay dividends and/or repurchase stock. As of September 30, 2012, under the most restrictive test under these agreements, we have approximately $85.8 million available with which to pay permitted dividends and/or repurchase shares of stock or our Senior Notes.

Item 3.  Defaults Upon Senior Securities

None

Item 4.  Mine Safety Disclosures

None

Item 5.  Other Information

None

Item 6.  Exhibits

No.	Description
4.1	Amendment No. 1 and Reaffirmation Agreement, dated as of August 17, 2012, relating to the Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, and Credit Suisse AG, as collateral trustee

4.2	First Lien Intercreditor Agreement, dated as of August 17, 2012, among Credit Suisse AG, as collateral agent, Credit Suisse AG, as authorized representative, Regions Bank, as trustee and authorized representative, and the additional authorized representatives party thereto

4.3	Copyright Security Agreement, dated as of August 17, 2012, among Community Health Systems, Inc., CHS Washington Holdings, LLC, Northwest Hospital, LLC, Quorum Health Resources, LLC, and Credit Suisse AG, as collateral agent

4.4	Trademark Security Agreement, dated as of August 17, 2012, among CHS/Community Health Systems, Inc., Blue Island Hospital Company, LLC, CHS Washington Holdings, LLC, Quorum Health Resources, LLC, Triad Healthcare Corporation, Youngstown Ohio Hospital Company, LLC, and Credit Suisse AG, as collateral agent

4.5	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor trustee

4.6	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank

4.7	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank

10.1	First Omnibus Amendment, dated July 30, 2012, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and Community Health Systems Professional Services Corporation, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and Community Health Systems Professional Services Corporation, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Credit Agricole Corporate and Investment Bank, as Administrative Agent, and Community Health Systems Professional Services Corporation, as Collection Agent, all dated as of March 21, 2012

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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
Kevin J. Hammons
Vice President and Chief Accounting Officer
(principal accounting officer)

Date: November 1, 2012

Index to Exhibits

No.	Description
4.1	Amendment No. 1 and Reaffirmation Agreement, dated as of August 17, 2012, relating to the Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, and Credit Suisse AG, as collateral trustee

4.2	First Lien Intercreditor Agreement, dated as of August 17, 2012, among Credit Suisse AG, as collateral agent, Credit Suisse AG, as authorized representative, Regions Bank, as trustee and authorized representative, and the additional authorized representatives party thereto

4.3	Copyright Security Agreement, dated as of August 17, 2012, among Community Health Systems, Inc., CHS Washington Holdings, LLC, Northwest Hospital, LLC, Quorum Health Resources, LLC, and Credit Suisse AG, as collateral agent

4.4	Trademark Security Agreement, dated as of August 17, 2012, among CHS/Community Health Systems, Inc., Blue Island Hospital Company, LLC, CHS Washington Holdings, LLC, Quorum Health Resources, LLC, Triad Healthcare Corporation, Youngstown Ohio Hospital Company, LLC, and Credit Suisse AG, as collateral agent

4.5	Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor trustee

4.6	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank

4.7	First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank

10.1	First Omnibus Amendment, dated July 30, 2012, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and Community Health Systems Professional Services Corporation, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and Community Health Systems Professional Services Corporation, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Credit Agricole Corporate and Investment Bank, as Administrative Agent, and Community Health Systems Professional Services Corporation, as Collection Agent, all dated as of March 21, 2012

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase