Form 10-K
period 2012-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2013-02-27
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO  ☑

      The aggregate market value of the voting stock held by non-affiliates of the Registrant was $2,549,100,980. Market value is determined by reference to the closing price on June 30, 2012 of the Registrant’s Common Stock as reported by the New York Stock Exchange. The Registrant does not (and did not at June 30, 2012) have any non-voting common stock outstanding. As of February 20, 2013, there were 92,163,048 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

    The information required for Part III of this annual report is incorporated by reference to portions of the Registrant’s definitive proxy statement for its 2013 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2012.

COMMUNITY HEALTH SYSTEMS, INC.

Year ended December 31, 2012

PART I

Item 1. Business of Community Health Systems, Inc.

Overview of Our Company

We are one of the largest publicly-traded operators of hospitals in the United States in terms of number of facilities and net operating revenues. We were originally founded in 1986 and were reincorporated in 1996 as a Delaware corporation. We provide healthcare services through the hospitals that we own and operate in non-urban and selected urban markets throughout the United States. As of December 31, 2012, we owned or leased 135 hospitals, comprised of 131 general acute care hospitals and four stand-alone rehabilitation or psychiatric hospitals. These hospitals are geographically diversified across 29 states, with an aggregate of 20,334 licensed beds. We generate revenues by providing a broad range of general and specialized hospital healthcare services and other outpatient services to patients in the communities in which we are located. Services provided through our hospitals and affiliated businesses include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic, psychiatric and rehabilitation services. We also provide additional outpatient services at urgent care centers, occupational medicine clinics, imaging centers, cancer centers, ambulatory surgery centers and home health and hospice agencies. An integral part of providing these services is our relationship and network of affiliated physicians at our hospitals and affiliated businesses. We employ approximately 2,500 physicians and an additional 600 licensed healthcare practitioners. Through our management and operation of these businesses, we provide standardization and centralization of operations across key business areas; strategic assistance to expand and improve services and facilities; implementation of patient safety and quality of care improvement programs and assistance in the recruitment of additional physicians and licensed healthcare practitioners to the markets in which our hospitals are located. In a number of our markets, we have partnered with local physicians or not-for-profit providers, or both, in the ownership of our facilities. In addition to our hospitals and related businesses, we also own and operate 64 licensed home care agencies and 31 licensed hospice agencies, located primarily in markets where we also operate a hospital. Also, through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. The financial information for our reportable operating segments is presented in Note 14 of the Notes to our Consolidated Financial Statements included under Item 8 of this Report.

Our strategy has also included growth by acquisition. We generally target hospitals in growing, non-urban and selected urban healthcare markets for acquisition because of their favorable demographic and economic trends and competitive conditions. Because non-urban service areas have smaller populations, there are generally fewer hospitals and other healthcare service providers in these communities and generally a lower level of managed care presence in these markets. We believe that smaller populations support less direct competition for hospital-based services and these communities generally view the local hospital as an integral part of the community. We believe opportunities exist for skilled, disciplined operators in selected urban markets to create networks between urban hospitals and non-urban hospitals while improving physician alignment in those markets and making it more attractive to managed care. In recent years, our acquisition strategy has also included acquiring selective physician practices and physician-owned ancillary service providers. Such acquisitions are executed in markets where we already have a hospital presence and provide an opportunity to increase the number of affiliated physicians or expand the range of specialized healthcare services provided by our hospitals.

Throughout this Form 10-K, we refer to Community Health Systems, Inc., or the Parent Company, and its consolidated subsidiaries in a simplified manner and on a collective basis, using words like “we,” “our,” “us” and the “Company.” This drafting style is suggested by the Securities and Exchange Commission, or SEC, and is not meant to indicate that the publicly-traded Parent Company or any other subsidiary of the Parent Company owns or operates any asset, business or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc.

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

Our Business Strategy

Our objective is to increase shareholder value by providing high-quality patient care using cost effective and efficient operations while pursuing selective growth opportunities. The key elements of our business strategy to achieve this objective are to:

•	increase revenue at our facilities,

•	improve profitability,

•	improve patient safety and quality of care and

•	grow through selective acquisitions.

Increase Revenue at Our Facilities

Overview. We seek to increase revenue at our facilities by providing a broader range of services in a more attractive care setting, as well as by supporting, recruiting and employing physicians. We identify the healthcare needs of the community by analyzing demographic data and patient referral trends. We also work with local hospital boards, management teams and medical staffs to determine the number and type of additional physician specialties needed. Our initiatives to increase revenue include:

•	recruiting and/or employing additional primary care physicians and specialists,

•

expanding the breadth of services offered at our hospitals and in the communities in which we operate through targeted capital expenditures and physician alignment to support the addition of more complex services, including orthopedics, cardiovascular services and urology,

•	providing the capital to invest in technology and the physical plant at our facilities, particularly in our emergency rooms, surgery departments, critical care departments and diagnostic services and

•	executing select managed care contracts through a centrally managed review process.

We believe that appropriate capital investments in our facilities, combined with the development of our service capabilities, will reduce the migration of patients to competing providers while providing an attractive return on investment.

Physician Recruiting. The primary method of adding or expanding medical services is the recruitment of new physicians into the community. A core group of primary care physicians is necessary as an initial contact point for all local healthcare. The addition of specialists who offer services, including general surgery, obstetrics and gynecology, cardiovascular services, orthopedics and urology, completes the full range of medical and surgical services required to meet a community’s core healthcare needs. At the time we acquire a hospital and from time to time thereafter, we identify the healthcare needs of the community by analyzing demographic data and patient referral trends. As a result of this analysis, we are able to determine what we believe to be the optimum mix of primary care physicians and specialists. We employ recruiters at the corporate level to support the local hospital managers in their recruitment efforts. Additionally, in response to the recent trend in physicians seeking employment, we have begun employing more physicians, including, in many instances, acquiring physician practices. We have increased the number of physicians affiliated with us through our recruiting and employment efforts, net of turnover, by approximately 1,147 in 2012, 869 in 2011 and 935 in 2010. The percentage of recruited or other physicians commencing practice with us that were specialists was over 50% in 2012. However, most of the physicians in our communities remain in private practice and are not our employees. We believe we have been successful in recruiting physicians because of the practice opportunities afforded physicians in our markets, as well as lower managed care penetration as compared to larger urban areas.

Expansion of Services. In an effort to better meet the healthcare needs of the communities we serve and to capture a greater portion of the healthcare spending in our markets, we have added a broad range of services to our facilities and, in certain markets, acquired physician practices to broaden our service offerings. These services range from various types of diagnostic equipment capabilities to additional and renovated emergency rooms, surgical and critical care suites and specialty services. For example, we spent approximately $197.3 million on 45 major construction projects that were completed in 2012. The 2012 projects included new emergency rooms, cardiac catheterization laboratories, intensive care units, hospital additions and surgical suites. These projects improved various diagnostic and other inpatient and outpatient service capabilities. We continue to believe that appropriate capital investments in our facilities, combined with the development of our service capabilities, will reduce the migration of patients to competing providers while providing an attractive return on investment. We also employ a small group of clinical consultants at our corporate headquarters to assist the hospitals in their development of surgery, emergency, critical care, cardiovascular and hospitalist services. In addition to spending capital on expanding services at our existing hospitals, we also build replacement facilities in certain markets to better meet the healthcare needs in those communities. In 2012, we spent $96.0 million on construction projects related to three replacement hospitals that we were required to build pursuant to either a hospital purchase agreement or an amendment to a lease agreement. All three of these hospitals were completed and opened in 2012. As part of an acquisition in 2012, we agreed to build a replacement hospital in York, Pennsylvania by July 2017. No capital was spent on this project in 2012. In addition, in September 2010, we received approval of our request for a certificate of need, or CON, from the Alabama Certificate of Need Review Board for the construction of a replacement hospital in Birmingham, Alabama. This CON was challenged in the Alabama state circuit and appellate courts but has recently been upheld, with issuance subject to the final resolution of the appeal process. The total cost of these remaining two replacement hospitals is estimated to be $380.0 million.

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

Improve Profitability

Overview. To improve efficiencies and increase operating margins, we implement cost containment programs and adhere to operating philosophies that include:

•	standardizing and centralizing our methods of operation and management,

•	improving patient safety and optimizing resource allocation through our case and resource management program, which assists in improving clinical care and containing costs,

•	monitoring and enhancing productivity of our human resources,

•	capitalizing on purchasing efficiencies through the use of company-wide standardized purchasing contracts and terminating or renegotiating specified vendor contracts and

•	installing standardized management information systems, resulting in more streamlined clinical operations and more efficient billing and collection procedures.

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

•

Procurement and Materials Management. We have standardized and centralized our operations with respect to medical supplies, equipment and pharmaceuticals used in our hospitals. We have a participation agreement with HealthTrust Purchasing Group, L.P., or HealthTrust, a group purchasing organization, or GPO. HealthTrust contracts with certain vendors who supply a substantial portion of our medical supplies, equipment and pharmaceuticals. Our agreement with HealthTrust extends to January 2014, with automatic renewal terms of one year unless either party terminates by giving notice of non-renewal.

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

Case and Resource Management. The primary goal of our case management program is to ensure the delivery of safe, high quality care in an efficient and cost effective manner. The program focuses on:

•	appropriate management of length of stay consistent with national standards and benchmarks;

•	reducing unnecessary utilization;

•	discharge planning;

•	developing and implementing operational best practices and

•	compliance with all regulatory standards.

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

Improve Patient Safety and Quality of Care

Each of our hospitals has a board of trustees, which includes members of the hospital’s medical staff. The board of trustees establishes policies concerning the hospital’s medical, professional, and ethical practices, monitors these practices, and is responsible for ensuring that these practices conform to legally required standards. We maintain quality assurance programs to support and monitor quality of care standards and to meet Medicare and Medicaid accreditation and regulatory requirements. Patient care evaluations and other quality of care assessment activities are reviewed and monitored continuously with comparison to regional and national benchmarks when available.

We have implemented various programs to support our hospitals in an effort to ensure continuous improvement in patient safety and the quality of care provided. We have developed high reliability/safety and quality training programs for all senior hospital management, chief nursing officers, quality directors, physicians and other clinical staff. We share information among our hospital management to implement best practices and assist in complying with regulatory requirements. We have standardized many of our processes for documenting compliance with accreditation requirements and clinical practices proven to lead to improved patient outcomes. All hospitals conduct patient, physician and staff satisfaction surveys to help identify methods of improving patient safety and the quality of care.

To ensure the experience of our emergency room patients meets our service and quality expectations, we have implemented a program to contact selected patients as a follow-up to the services they received. We verify that patients were able to obtain any prescriptions and outpatient appointments recommended at discharge. We also ensure that their symptoms have abated and that they understood the discharge instructions given at the hospital. Through this program, we placed in excess of one million follow-up calls in 2012.

In 2011, we established a component patient safety organization, or PSO, which was listed by the U.S. Department of Health and Human Services Agency for Healthcare Research and Quality on January 11, 2012. We believe our PSO will assist us in improving patient safety at our hospitals.

Grow Through Selective Acquisitions

Acquisition Criteria. Each year we intend to acquire, on a selective basis, approximately two to four hospitals that fit our acquisition criteria. Generally, we pursue acquisition candidates that:

•	have a stable or growing population base,

•	are the sole or primary provider of acute care services in the community,

•	are located in an area with the potential for service expansion,

•	are not located in an area that is dependent upon a single employer or industry and

•	have financial performance that we believe will benefit from our management’s operating skills.

Occasionally, we have pursued acquisition opportunities outside of our specified criteria when such opportunities have had uniquely favorable characteristics. In addition, in recent years, we have been successful in acquiring multi-hospital systems in larger metropolitan areas. We believe the acquisition of certain hospitals located in select urban or other geographic regions can provide additional opportunities for increased services and leveraging of our existing presence in some regions as well as reduced costs through shared resources.

In 2010, we acquired five hospitals located in Marion, South Carolina; Youngstown, Ohio; Warren, Ohio and Bluefield, West Virginia and in 2011, we acquired four hospitals located in Scranton, Pennsylvania; Tunkhannock, Pennsylvania; Nanticoke, Pennsylvania and Tomball, Texas. In 2012, we acquired four hospitals located in Scranton, Pennsylvania; Peckville, Pennsylvania; Blue Island, Illinois and York, Pennsylvania and a large physician practice located in Longview, Texas. We believe that our access to capital, reputation for providing quality care and ability to recruit physicians makes us an attractive partner for these communities.

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

At the time we acquire a hospital, we may commit to an amount of capital expenditures, such as a replacement facility, renovations, or equipment over a specified period of time. Pursuant to a hospital purchase agreement in effect as of December 31, 2012, we are required to build a replacement facility in York, Pennsylvania by July 2017. Estimated construction costs, including equipment costs, are approximately $100.0 million for this replacement facility. No capital was spent on this project in 2012. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement for our existing Birmingham facility. In September 2010, we received approval of our request for a CON from the Alabama Certificate of Need Review Board. This CON was challenged in the Alabama state circuit and appellate courts but has recently been upheld, with issuance subject to the final resolution of the appeal process. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280.0 million for the Birmingham replacement facility, of which approximately $3.6 million has been incurred to date. Under other purchase agreements in effect as of December 31, 2012, we have committed to spend $493.5 million, generally over a five to seven year period after acquisition, for costs such as capital improvements, equipment, selected leases and physician recruiting. Through December 31, 2012, we have incurred approximately $254.0 million related to these commitments.

Industry Overview

The Centers for Medicare and Medicaid Services, or CMS, reported that in 2011 total U.S. healthcare expenditures grew by 3.9% to approximately $2.7 trillion. CMS also projected total U.S. healthcare spending to grow by 4.2% in 2012 and by an average of 5.7% annually from 2011 through 2021. By these estimates, healthcare expenditures will account for approximately $4.8 trillion, or 19.6% of the total U.S. gross domestic product, by 2021.

Hospital services, the market within the healthcare industry in which we operate, is the largest single category of healthcare at 31.5% of total healthcare spending in 2011, or approximately $850.6 billion, as reported by CMS. CMS projects the hospital services category to grow by at least 4.1% per year through 2021. It expects growth in hospital healthcare spending to continue due to the aging of the U.S. population and consumer demand for expanded medical services. As hospitals remain the primary setting for healthcare delivery, CMS expects hospital services to remain the largest category of healthcare spending.

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

Urban vs. Non-Urban Hospitals. According to the U.S. Census Bureau, 19.3% of the U.S. population lives in communities designated as non-urban. In these non-urban communities, hospitals are typically the primary source of healthcare. In many cases a single hospital is the only provider of general healthcare services in these communities.

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

Hospital Industry Trends

Demographic Trends. According to the U.S. Census Bureau, there are presently approximately 40.3 million Americans aged 65 or older in the U.S. who comprise approximately 13.0% of the total U.S. population. By the year 2030, the number of Americans aged 65 or older is expected to climb to 72.1 million, or 19.3% of the total population. Due to the increasing life expectancy of Americans, the number of people aged 85 years and older is also expected to increase from 5.8 million to 8.7 million by the year 2030. This increase in life expectancy will increase demand for healthcare services and, as importantly, the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among the main beneficiaries of this increase in demand. Based on data compiled for us, the populations of the service areas where our hospitals are located grew by 2.5% from 2006 to 2011 and are expected to grow by 3.8% from 2011 to 2016. The number of people aged 65 or older in these service areas grew by 7.6% from 2006 to 2011 and is expected to grow by 16.5% from 2011 to 2016. People aged 65 or older comprised 13.9% of the total population in our service areas in 2011, yet they could comprise 15.6% of the total population in our service areas by 2016.

Consolidation. In addition to our own acquisitions in recent years, consolidation activity in the hospital industry, primarily through mergers and acquisitions involving both for-profit and not-for-profit hospital systems, is continuing. Reasons for this activity include:

•	ample supply of available capital,

•	valuation levels,

•	financial performance issues, including challenges associated with changes in reimbursement and collectability of self-pay revenue,

•	the desire to enhance the local availability of healthcare in the community,

•	the need and ability to recruit primary care physicians and specialists,

•	the need to achieve general economies of scale and to gain access to standardized and centralized functions, including favorable supply agreements and access to malpractice coverage and

•	regulatory changes.

The healthcare industry is also undergoing consolidation in anticipation of and in reaction to efforts to reform the payment system. Hospital systems are acquiring physician practices and other outpatient and sub-acute providers to position themselves for readmission, bundling and other payment restructuring. Similarly, payors are consolidating and acquiring disease management service providers in an effort to offer more competitive programs.

Trends in Payment for Healthcare Services. As discussed in more detail in the Government Regulation section, the impact of health care reform legislation, combined with the growing financial and economic pressures on the healthcare industry, has resulted in challenges to current and future reimbursement trends. Because of higher healthcare costs and expanded coverage for uninsured patients, the healthcare industry must face the risk that higher deductibles and co-payment requirements for insured patients will increase, resulting in the potential for greater write-offs of uncollectible amounts from those patients.

Shift to Outpatient Services. Because of the growing availability of stand-alone outpatient healthcare facilities and the increase in the services that are able to be provided at these locations, many individuals are seeking a broader range of services at outpatient facilities. This trend has contributed to an increase in outpatient services while inhibiting the growth of inpatient admissions.

Selected Operating Data

The following table sets forth operating statistics for our hospitals for each of the years presented, which are included in our continuing operations. Statistics for 2012 include a full year of operations for 131 hospitals and partial periods for four hospitals acquired during the year. Statistics for 2011 include a full year of operations for 127 hospitals and partial periods for four hospitals acquired during the year. Statistics for 2010 include a full year of operations for 122 hospitals and partial periods for five hospitals acquired during the year. Statistics for hospitals which have been sold are excluded from all periods presented.

	Year Ended December 31,

	2012	2011	2010

	(Dollars in thousands)

Consolidated Data

Number of hospitals (at end of period)	135	131	127

Licensed beds (at end of period)(1)	20,334	19,695	19,004

Beds in service (at end of period)(2)	17,265	16,832	16,264

Admissions(3)	701,837	675,050	678,284

Adjusted admissions(4)	1,418,472	1,330,988	1,277,235

Patient days(5)	3,058,931	2,970,044	2,891,699

Average length of stay (days)(6)	4.4	4.4	4.3

Occupancy rate (beds in service)(7)	48.6%	49.1%	50.2%

Net operating revenues	$13,028,985	$11,906,212	$11,092,422

Net inpatient revenues as a % of operating revenues before provision for bad debt	44.7%	46.1%	49.3%

Net outpatient revenues as a % of operating revenues before provision for bad debt	53.4%	51.9%	48.5%

Net income attributable to Community Health Systems, Inc.	$265,640	$201,948	$279,983

Net income attributable to Community Health Systems, Inc. as a % of net operating revenues	2.0%	1.7%	2.5%

Liquidity Data

Adjusted EBITDA(8)	$1,977,715	$1,836,650	$1,761,484

Adjusted EBITDA as a % of net operating revenues(8)	15.2%	15.4%	15.9%

Net cash flows provided by operating activities	$1,280,120	$1,261,908	$1,188,730

Net cash flows provided by operating activities as a % of net operating revenues	9.8%	10.6%	10.7%

Net cash flows used in investing activities	$(1,383,202)	$(1,195,775)	$(1,044,310)

Net cash flows provided by (used in) financing activities	$361,030	$(235,437)	$(189,792)

	Year Ended December 31,		(Decrease)
	2012	2011	Increase
	(Dollars in thousands)
Same-Store Data(9)

Admissions(3)	668,679	675,050	(0.9)%

Adjusted admissions(4)	1,351,043	1,330,988	1.5%

Patient days(5)	2,902,418	2,970,044

Average length of stay (days)(6)	4.3	4.4

Occupancy rate (beds in service)(7)	48.3%	49.1%

Net operating revenues	$12,438,580	$11,893,095	4.6%

Income from operations	$1,198,243	$1,164,545	2.9%

Income from operations as a % of net operating revenues	9.6%	9.8%

Depreciation and amortization	$703,236	$652,674

Equity in earnings of unconsolidated affiliates	$42,210	$49,491

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)	Beds in service are the number of beds that are readily available for patient use.

(3)	Admissions represent the number of patients admitted for inpatient treatment.

(4)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(5)	Patient days represent the total number of days of care provided to inpatients.

(6)	Average length of stay (days) represents the average number of days inpatients stay in our hospitals.

(7)	We calculated occupancy rate percentages by dividing the average daily number of inpatients by the weighted-average number of beds in service.

(8)	EBITDA consists of net income attributable to Community Health Systems, Inc. before interest, income taxes, depreciation and amortization. Adjusted EBITDA is EBITDA adjusted to exclude discontinued operations, impairment of long-lived assets, gain/loss from early extinguishment of debt and net income attributable to noncontrolling interests. We have from time to time sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. We believe that it is useful to present adjusted EBITDA because it excludes the portion of EBITDA attributable to these third-party interests and clarifies for investors our portion of EBITDA generated by continuing operations. We use adjusted EBITDA as a measure of liquidity. We have included this measure because we believe it provides investors with additional information about our ability to incur and service debt and make capital expenditures. Adjusted EBITDA is the basis for a key component in the determination of our compliance with some of the covenants under our senior secured credit facility, as well as to determine the interest rate and commitment fee payable under the senior secured credit facility (although adjusted EBITDA does not include all of the adjustments described in the senior secured credit facility).

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

The following table reconciles adjusted EBITDA, as defined, to our net cash provided by operating activities as derived directly from our Consolidated Financial Statements for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,

	2012	2011	2010

Adjusted EBITDA	$1,977,715	$1,836,650	$1,761,484

Interest expense, net	(622,933)	(644,410)	(647,593)

Provision for income taxes	(157,502)	(137,653)	(163,681)

Deferred income taxes	53,407	107,032	97,370

Loss from operations of hospitals sold	(466)	(7,769)	(6,772)

Depreciation and amortization of discontinued operations	-	4,991	14,842

Stock-based compensation expense	40,896	42,542	38,779

Excess tax benefit relating to stock-based compensation	(3,973)	(5,290)	(10,219)

Other non-cash expenses, net	33,251	28,716	12,503

Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:

Patient accounts receivable	(204,151)	(138,332)	(27,049)

Supplies, prepaid expenses and other current assets	(99,799)	(42,858)	(39,904)

Accounts payable, accrued liabilities and income taxes	246,301	246,110	161,952

Other	17,374	(27,821)	(2,982)

Net cash provided by operating activities	$1,280,120	$1,261,908	$1,188,730

(9)	Includes acquired hospitals to the extent we operated them during comparable periods in both years.

Sources of Revenue

We receive payment for healthcare services provided by our hospitals from:

•	the federal Medicare program,

•	state Medicaid or similar programs,

•	healthcare insurance carriers, health maintenance organizations or “HMOs,” preferred provider organizations or “PPOs,” and other managed care programs and

•	patients directly.

The following table presents the approximate percentages of operating revenues, net of contractual allowances and discounts (but before provision for bad debts), by payor source for the periods indicated. The data for the years presented are not strictly comparable due to the effect that hospital acquisitions have had on these statistics.

	Year Ended December 31,

	2012		2011	2010

Medicare	26.0	%(1)	26.8%	27.4%

Medicaid	9.8%		9.7%	10.7%

Managed Care and other third-party payors	51.2%		51.5%	50.4%

Self-pay	13.0%		12.0%	11.5%

Total	100.0%		100.0%	100.0%

(1)	Excludes the $84.3 million reimbursement settlement and payment update as discussed below.

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect revenues received from the Medicare and Medicaid programs to increase due to the general aging of the population. In addition, as discussed below, the Reform Legislation should increase the number of insured patients, which, in turn, should reduce revenues from self-pay patients and reduce our provision for bad debts. The Reform Legislation, however, imposes significant reductions in amounts the government pays Medicare managed care plans. The trend toward increased enrollment in Medicare managed care may adversely affect our operating revenue growth. Other provisions in the Reform Legislation impose minimum medical-loss ratios and require insurers to meet specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

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

In addition to government programs, we are paid by private payors, which include insurance companies, HMOs, PPOs, other managed care companies and employers, and by patients directly. Blue Cross payors are included in the “Managed Care and other third-party payors” line in the above table. Patients are generally not responsible for any difference between customary hospital charges and amounts paid for hospital services by Medicare and Medicaid programs, insurance companies, HMOs, PPOs and other managed care companies, but are responsible for services not covered by these programs or plans, as well as for deductibles and co-insurance obligations of their coverage. The amount of these deductibles and co-insurance obligations has increased in recent years. Collection of amounts due from individuals is typically more difficult than collection of amounts due from government or business payors. To further reduce their healthcare costs, an increasing number of insurance companies, HMOs, PPOs and other managed care companies are negotiating discounted fee structures or fixed amounts for hospital services performed, rather than paying healthcare providers the amounts billed. We negotiate discounts with managed care companies, which are typically smaller than discounts under governmental programs. If an increased number of insurance companies, HMOs, PPOs and other managed care companies succeed in negotiating discounted fee structures or fixed amounts, our results of operations may be negatively affected. For more information on the payment programs on which our revenues depend, see “Payment” on page 18.

As of December 31, 2012, Indiana, Texas and Pennsylvania represented our only areas of geographic concentration. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated in Indiana, as a percentage of consolidated operating revenues, were 10.5% in 2012, 10.3% in 2011 and 10.6% in 2010. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated in Texas, as a percentage of consolidated operating revenues, were 14.4% in 2012, 13.1% in 2011 and 13.0% in 2010. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated in Pennsylvania, as a percentage of consolidated operating revenues, were 12.6% in 2012, 11.5% in 2011 and 10.3% in 2010.

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

The Patient Protection and Affordable Care Act, or PPACA, was signed into law on March 23, 2010. In addition, the Health Care and Education Affordability Reconciliation Act of 2010, or Reconciliation Act, which contains a number of amendments to PPACA, was signed into law on March 30, 2010. These two healthcare acts, referred to collectively as the Reform Legislation, include a mandate that requires substantially all U.S. citizens to maintain medical insurance coverage, which will ultimately increase the number of persons with access to health insurance in the United States. The Reform Legislation, as originally enacted, is expected to expand health insurance coverage through a combination of public program expansion and private sector health insurance reforms. We believe the expansion of private sector and Medicaid coverage will, over time, increase our reimbursement related to providing services to individuals who were previously uninsured, which should reduce our expense from uncollectible accounts receivable. The Reform Legislation also makes a number of other changes to Medicare and Medicaid, such as reductions to the Medicare annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the Medicare market basket update which began October 1, 2011, and a reduction to the Medicare and Medicaid disproportionate share payments, that could adversely impact the reimbursement received under these programs. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement are scheduled to take effect over a number of years. Over time, we believe the net impact of the overall changes as a result of the Reform Legislation will have a positive effect on our net operating revenues. Other provisions of the Reform Legislation, such as requirements related to employee health insurance coverage, should increase our operating costs.

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

On June 28, 2012, the Supreme Court of the United States largely upheld the constitutionality of the Reform Legislation, though it overturned an aspect of the legislation that would have permitted the Federal government to withhold all Medicaid funding from a state if that state did not expand Medicaid coverage to the extent required by the Reform Legislation. The Supreme Court’s ruling instead held that only new incremental funding could be withheld from a state in such a situation. As a result, states will face less severe financial consequences if they refuse to expand Medicaid coverage to individuals with incomes below certain thresholds. Since the Supreme Court’s ruling, some states have suggested that, for budgetary and other reasons, they would not expand their Medicaid programs. If states refuse to expand their Medicaid programs, the number of uninsured patients at our hospitals will decline by a smaller margin as compared to our expectations when the Reform Legislation was first adopted. In response to the Supreme Court ruling, the previous estimates of the reduction in uninsured individuals as a result of the Reform Legislation have been revised, with approximately 27 million additional individuals expected to have health insurance coverage by 2017. Because of the many variables involved, including clarifications and modifications resulting from the rule-making process, the development of agency guidance and future judicial interpretations, whether and how many states decide to expand or not to expand Medicaid coverage, the number of uninsured who elect to purchase health insurance coverage, and budgetary issues at federal and state levels, we may not be able to realize the positive impact the Reform Legislation may have on our business, results of operations, cash flow, capital resources and liquidity. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.

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

The Social Security Act also includes a provision commonly known as the “Stark Law.” This law prohibits physicians from referring Medicare patients to healthcare entities in which they or any of their immediate family members have ownership interests or other financial arrangements. These types of referrals are commonly known as “self referrals.” Sanctions for violating the Stark Law include denial of payment, civil money penalties, assessments equal to twice the dollar value of each service and exclusion from government payor programs. There are ownership and compensation arrangement exceptions to the self-referral prohibition. One exception allows a physician to make a referral to a hospital if the physician owns an interest in the entire hospital, as opposed to an ownership interest in a department of the hospital. Another exception allows a physician to refer patients to a healthcare entity in which the physician has an ownership interest if the entity is located in a rural area, as defined in the statute. There are also exceptions for many of the customary financial arrangements between physicians and providers, including employment contracts, leases and recruitment agreements. From time to time, the federal government has issued regulations which interpret the provisions included in the Stark Law. The Reform Legislation changed the “whole hospital” exception to the Stark Law. The Reform Legislation permitted existing physician investments in a whole hospital to continue under a “grandfather” clause if the arrangement satisfies certain requirements and restrictions, but physicians became prohibited, from the time the Reform Legislation became effective, from increasing the aggregate percentage of their ownership in the hospital. The Reform Legislation also restricted the ability of existing physician-owned hospitals to expand the capacity of their aggregate licensed beds, operating rooms and procedure rooms. The whole hospital exception, as amended, also contains additional disclosure requirements. For example, a grandfathered physician-owned hospital is required to submit an annual report to the Department of Health and Human Services, or the DHHS, listing each investor in the hospital, including all physician owners. In addition, grandfathered physician-owned hospitals must have procedures in place that require each referring physician owner to disclose to patients, with enough notice for the patient to make a meaningful decision regarding receipt of care, the physician’s ownership interest and, if applicable, any ownership interest held by the treating physician. A grandfathered physician-owned hospital also must disclose on its web site and in any public advertising the fact that it has physician ownership. The Reform Legislation required grandfathered physician-owned hospitals to comply with these new requirements by September 23, 2011, and required audits of the hospitals’ compliance beginning no later than May 1, 2012.

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

Certificates of Need. The construction of new facilities, the acquisition of existing facilities and the addition of new services at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These CON laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. As of December 31, 2012, we operated 58 hospitals in 16 states that have adopted CON laws for acute care facilities. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of a hospital’s licenses.

HIPAA Administrative Simplification and Privacy and Security Requirements. HIPAA requires the use of uniform electronic data transmission standards for healthcare claims and payment transactions submitted or received electronically. These provisions are intended to encourage electronic commerce in the healthcare industry. The DHHS has established electronic data transmission standards that all healthcare providers must use when submitting or receiving certain healthcare transactions electronically. In addition, HIPAA requires that each provider use a National Provider Identifier. In January 2009, CMS published a final rule making changes to the formats used for certain electronic transactions and requiring the use of updated standard code sets for certain diagnoses and procedures known as ICD-10 code sets. Use of the ICD-10 code sets is mandatory on October 1, 2014, so we are modifying our payment systems and processes to prepare for their implementation. Use of the ICD-10 code sets will require significant changes; however, we believe that the cost of compliance with these regulations has not had and is not expected to have a material adverse effect on our business, financial position or results of operations. The Reform Legislation requires the DHHS to adopt standards for additional electronic transactions and to establish operating rules to promote uniformity in the implementation of each standardized electronic transaction.

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

The DRG payment rates are adjusted by an update factor on October 1 of each year, the beginning of the federal fiscal year. The index used to adjust the DRG payment rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. DRG payment rates were increased by the full “market basket index,” for the federal fiscal years 2013, 2012, 2011, and 2010, by 2.6%, 3.0%, 2.6%, and 2.1%, respectively. In addition, the DRG payment rates were reduced by 0.25% on April 1, 2010 and by 0.25% on October 1, 2010, as mandated by the Reform Legislation. The DRG payment rates were also reduced by 2.9% for federal fiscal year 2011 for behavioral changes in documentation and coding practices related to the Medicare severity diagnosis-related group known as “MS-DRG”, system. For federal fiscal year 2012, the DRG payment rates were reduced by 1% for the multi-factor productivity adjustment; reduced by 0.1% in accordance with the Reform Legislation; reduced by 2% for documentation and coding; and increased by 1.1% as a result of the decision in Cape Cod Hospital v. Sebelius. In addition, for federal fiscal year 2013, the DRG payment rates were increased by 2.9% to restore the one-time recoupment adjustment made to the national standardized amount for federal fiscal year 2012 and reduced by 1.9% for documentation and coding; reduced by 0.7% for the multi-factor productivity adjustment; and reduced by 0.1% in accordance with the Reform Legislation. The rates are also adjusted for readmission reduction factors and value-based purchasing factors for federal fiscal year 2014. For behavioral changes in coding practices related to MS-DRGs, the American Taxpayer Relief Act of 2012 provides for an approximate 2% reduction to Medicare inpatient PPS DRG rates for federal fiscal year 2014. The Deficit Reduction Act of 2005 imposed a two percentage point reduction to the market basket index beginning October 1, 2007, and each year thereafter, if patient quality data is not submitted. We are complying with this data submission requirement. Future legislation may decrease the rate of increase for DRG payments or even decrease such payment rates, but we are not able to predict the amount of any reduction or the effect that any reduction will have on us.

In addition, hospitals may qualify for Medicare disproportionate share payments when their percentage of low income patients exceeds specified regulatory thresholds. A majority of our hospitals qualify to receive Medicare disproportionate share payments. For the majority of our hospitals that qualify to receive Medicare disproportionate share payments, these payments were increased by the Medicare Prescription Drug, Improvement and Modernization Act of 2003, effective April 1, 2004. These Medicare disproportionate share payments as a percentage of operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), were 1.3%, 1.5% and 1.7% for the years ended December 31, 2012, 2011 and 2010, respectively. Effective at the beginning of federal fiscal year 2014, Medicare disproportionate share payments will be reduced by 75% in accordance with the Reform Legislation. The funds from the 75% Medicare disproportionate share reduction are reduced as the U.S. uninsured population declines and are then returned to hospitals depending on the amount of uncompensated care they provide. The funds from the 75% Medicare disproportionate share reduction will continue to be reduced over time as the uninsured population decreases. At this time, we cannot predict an impact for this change. Hospitals may also qualify for Medicaid disproportionate share payments when they qualify under the state established guidelines. These Medicaid disproportionate share payments as a percentage of operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), were 0.4%, 0.5% and 0.4% for the years ended December 31, 2012, 2011 and 2010, respectively.

Beginning August 1, 2000, we began receiving Medicare reimbursement for outpatient services through a PPS. Under the Balanced Budget Refinement Act of 1999, non-urban hospitals with 100 beds or less were held harmless. The Medicare Improvements for Patients and Providers Act extended the hold harmless provision for non-urban hospitals with 100 beds or less, including non-urban sole community hospitals, through December 31, 2009, at 85% of the hold harmless amount. Of our 125 hospitals at December 31, 2009, 44 qualified for this relief. The Reform Legislation extended the hold harmless provision for non-urban hospitals with 100 beds or less, including non-urban sole community hospitals, through December 31, 2010, at 85% of the hold harmless amount. Of our 130 hospitals at December 31, 2010, 46 qualified for this relief. The Medicare and Medicaid Extenders Act of 2010 extended the hold harmless provision for non-urban hospitals with 100 beds or less, including non-urban sole community hospitals, through December 31, 2011, at 85% of the hold harmless amount. Of our 131 hospitals at December 31, 2011, 45 qualified for this relief. The Middle Class Tax Relief and Job Creation Act extended the hold harmless provision for non-urban hospitals with 100 beds or less, including non-urban sole community hospitals, through December 31, 2012, at 85% of the hold harmless amount. Of our 135 hospitals at December 31, 2012, 46 qualified for this relief. The outpatient conversion factor was increased 2.1% effective January 1, 2010; however, coupled with adjustments to other variables with outpatient PPS, an approximate 1.8% to 2.2% net increase in outpatient payments occurred. The outpatient conversion factor was increased 2.35% effective January 1, 2011; however, coupled with adjustments to other variables with outpatient PPS, an approximate 2.1% to 2.5% net increase in outpatient payments occurred. The outpatient conversion factor was increased 3.0 % effective January 1, 2012; however, coupled with adjustments to other variables with outpatient PPS, an approximate 2.1% to 2.5% net increase in outpatient payments occurred. The outpatient conversion factor was increased 2.6% effective January 1, 2013; however, coupled with adjustments to other variables with outpatient PPS, an approximate 1.6% to 2.0% net increase in outpatient payments is expected to occur. The Medicare Improvements and Extension Act of the Tax Relief and Health Care Act of 2006 imposed a two percentage point reduction to the market basket index beginning January 1, 2009, and each year thereafter, if patient quality data is not submitted. We are complying with this data submission requirement.

The DHHS established a PPS for home health services (i.e., home care) effective October 1, 2000. The home health agency PPS per episodic payment rate increased 2.0% on January 1, 2010; however, coupled with adjustments to other variables with home health agency PPS, an approximate 2.3% net increase in home health agency payments occurred. The home health agency PPS per episodic payment rate increased 1.1% on January 1, 2011; however, coupled with adjustments to other variables with home health agency PPS, an approximate 4.9% net decrease in home health agency payments occurred. The home health agency PPS per episodic payment rate increased 2.4% on January 1, 2012; however, coupled with adjustments to other variables with home health agency PPS, an approximate 2.31% net decrease in home health agency payments occurred. The home health agency PPS per episodic payment rate increased by 2.3% on January 1, 2013; however, coupled with adjustments to other variables with home health agency PPS, an approximate 0.01% net decrease in home health agency payments is expected to occur. The Reform Legislation increases the home health agency PPS per episodic payment rate by 3.0% for home health services provided to patients in rural areas on or after April 1, 2010 through December 31, 2016. The Deficit Reduction Act of 2005 imposed a two percentage point reduction to the market basket index beginning January 1, 2007, and each year thereafter, if patient quality data is not submitted. We are complying with this data submission requirement.

The Medicare reimbursement discussed above could be reduced in 2013 due to federal legislation that requires across-the-board spending cuts to the federal budget, also known as sequestration. These sequestration cuts include reductions in payments for Medicare and other federally funded healthcare programs, including TRICARE. Such cuts were originally identified to go into effect on January 1, 2013 as part of the Budget Control Act of 2011, which was passed as the result of attempts by the government to reduce the federal budget deficit. The passage of the American Taxpayer Relief Act of 2012 delayed the effective date of the sequestration until March 1, 2013, with the sequester-related Medicare reimbursement cuts occurring sometime after April 1, 2013. We cannot determine at this time whether the sequester-related cuts to reimbursement will be postponed further, amended, or eliminated entirely. If the sequestration cuts occur as currently scheduled, they could have a material impact on our net operating revenues and cash flows.

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

Supply Contracts

In March 2005, we began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust, a GPO in which we are a noncontrolling partner. As of December 31, 2012, we have a 17.4% ownership interest in HealthTrust. By participating in this organization, we are able to procure items at competitively priced rates for our hospitals. There can be no assurance that our arrangement with HealthTrust will continue to provide the discounts that we have historically received.

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

Employees

At December 31, 2012, we employed approximately 72,000 full-time employees and 24,000 part-time employees. We have approximately 8,000 employees who are union members. We currently believe that our labor relations are good.

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

We are significantly leveraged. Our wholly-owned subsidiary CHS/Community Health Systems, Inc., or CHS, has obtained senior secured financing under a credit facility, or Credit Facility, with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The table below shows our level of indebtedness and other information as of December 31, 2012. As of December 31, 2012, a $750 million revolving credit facility was available to us for working capital and general corporate purposes under the Credit Facility, with $37.8 million of the revolving credit facility being set aside for outstanding letters of credit. On November 5, 2010, we entered into an amendment and restatement of our existing Credit Facility, which extended by two and a half years, until January 25, 2017 (subject to customary acceleration events), the maturity date of $1.5 billion of our existing term loans under the Credit Facility. In addition, effective February 2, 2012, we completed an additional amendment and restatement of the Credit Facility, which extended by two and a half years the maturity date of an additional $1.6 billion of our term loans due 2014 under the Credit Facility, until January 25, 2017 (subject to customary acceleration events). On March 6, 2012, we obtained a new $750 million incremental term loan A facility, or the Incremental Term Loan, with a maturity date of October 25, 2016, subject to customary acceleration events and to earlier maturity if the repayment, extension or refinancing with longer maturity debt of substantially all of our outstanding term loans maturing on July 25, 2014 and the now fully redeemed 8 7/8% Senior Notes due 2015, or the 8 7/8% Senior Notes, does not occur by April 25, 2014. The proceeds of the Incremental Term Loan were used to prepay the same amount of the existing term loans due July 25, 2017 under the Credit Facility. On August 22, 2012, we entered into a loan modification agreement with respect to the Credit Facility to extend approximately $340 million of the term loans due 2014 to match the maturity date and interest rate margins of the term loans due January 25, 2017. After the prepayment of $1.6 billion of the term loans due 2014 from the issuance of the 5 1/8% Senior Secured Notes discussed below, the remaining approximately $266.1 million in term loans mature in 2014.

On November 22, 2011, CHS completed its offering of $1.0 billion aggregate principal amount of 8% Senior Notes due 2019, or the 8% Senior Notes, which were issued in a private placement. The net proceeds from this issuance, together with available cash on hand, were used to finance the purchase of up to $1.0 billion aggregate principal amount of CHS’ then outstanding 8 7/8% Senior Notes and related fees and expenses. The 8% Senior Notes are unsecured senior obligations of CHS and are guaranteed on a senior basis by us and by certain of our domestic subsidiaries. On March 21, 2012, CHS completed its offering of $1.0 billion aggregate principal amount of additional 8% Senior Notes. The net proceeds from this issuance, together with available cash on hand, were used to finance the purchase of approximately $850 million aggregate principal amount of the then outstanding 8 7/8% Senior Notes, to pay related fees and expenses and for general corporate purposes. On July 18, 2012, CHS completed its offering of $1.2 billion aggregate principal amount of 7 1/8% Senior Notes due 2020, or the 7 1/8% Senior Notes. A portion of the net proceeds from this issuance were used to purchase approximately $639.7 million principal amount (out of the then approximately $934.3 million total aggregate principal amount outstanding) of 8 7/8% Senior Notes that were validly tendered and not validly withdrawn in the cash tender offer commenced on July 3, 2012, to pay for consents delivered in connection therewith and to pay related fees and expenses. On August 17, 2012, pursuant to our redemption option, we redeemed the remaining $294.6 million principal outstanding of the 8 7/8% Senior Notes. The 8% Senior Notes and the 7 1/8% Senior Notes are its unsecured senior obligations and are guaranteed on a senior basis by us and by certain of our domestic subsidiaries. On August 17, 2012, CHS completed its offering of $1.6 billion aggregate principal amount of 5 1/8% Senior Secured Notes due 2018, or the 5 1/8% Senior Secured Notes. The net proceeds from this issuance, together with available cash on hand, were used to finance the prepayment of $1.6 billion of the then outstanding term loans due 2014 under the Credit Facility and related fees and expenses.

On March 21, 2012, we entered into an accounts receivable loan agreement, or the Receivables Facility, with a group of lenders and banks with a maximum borrowing capacity of $300 million and with an expiration date of March 21, 2014. The existing and future patient-related accounts receivable for certain of the Company’s hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The outstanding borrowings at December 31, 2012, pursuant to the Receivables Facility totaled $300.0 million.

With the exception of some small principal payments of our term loans under our Credit Facility, approximately $266.1 million of term loans under our Credit Facility mature in 2014, the remaining $3.4 billion in term loans mature in 2017, our 5 1/8% Senior Secured Notes are due in 2018, our 8% Senior Notes are due in 2019 and our 7 1/8% Senior Notes are due 2020. The remaining $712.5 million in term loans under the incremental term loan A facility mature in 2016 and require quarterly amortization payments of 1 2/3% per quarter in 2012, 2.5% per quarter during 2013 and 2014, 3.75% per quarter during 2015 and 15% per quarter during 2016 through the maturity date, in each case, subject to customary adjustments for prepayments, with the balance payable in full on the maturity date.

December 31, 2012
($ in millions)

Senior secured credit facility term loans	$4,331.6

8% Senior Notes	2,022.8

7 1/8% Senior Notes	1,200.0

5 1/8% Senior Secured Notes	1,600.0

Receivables Facility	300.0

Other	86.9

Total debt	$9,541.3

Community Health Systems, Inc. stockholders’ equity	$2,731.2

As of December 31, 2012, our approximately $3.1 billion notional amount of interest rate swap agreements represented approximately 67% of our variable rate debt. On a prospective basis, a 1% change in interest rates on the remaining unhedged variable rate debt existing as of December 31, 2012, would result in interest expense fluctuating approximately $15.3 million per year.

The Credit Facility and/or the 8% Senior Notes, the 7 1/8% Senior Notes and the 5 1/8% Senior Secured Notes, or collectively known as the Notes, contain various covenants that limit our ability to take certain actions, including our ability to:

•	incur, assume or guarantee additional indebtedness,

•	issue redeemable stock and preferred stock,

•	repurchase capital stock,

•	make restricted payments, including paying dividends and making investments,

•	redeem debt that is junior in right of payment to the Notes,

•	create liens,

•	sell or otherwise dispose of assets, including capital stock of subsidiaries,

•	enter into agreements that restrict dividends from subsidiaries,

•	merge, consolidate, sell or otherwise dispose of substantial portions of our assets,

•	enter into transactions with affiliates and

•	guarantee certain obligations.

In addition, our Credit Facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet these restrictive covenants and financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests.

The counterparty to the interest rate swap agreements exposes us to credit risk in the event of non-performance. However, at December 31, 2012, we do not anticipate non-performance by the counterparty due to the net settlement feature of the agreements and our liability position with respect to each of our counterparties.

A breach of any of these covenants could result in a default under our Credit Facility and/or the Notes. Upon the occurrence of an event of default under our Credit Facility or the Notes, all amounts outstanding under our Credit Facility and the Notes may become immediately due and payable and all commitments under the Credit Facility to extend further credit may be terminated.

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

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the periods indicated:

	Year Ended December 31,
	2008	2009	2010	2011		2012
Ratio of earnings to fixed charges(1)	1.47x	1.60x	1.69x	1.61	x	1.66x

(1)	Fixed charges include interest expensed and capitalized during the year plus an estimate of the interest component of rent expense. There are no shares of preferred stock outstanding. See exhibit 12 filed as part of this Report for the calculation of this ratio.

Despite current indebtedness levels, we may be able to incur substantially more debt. This could further exacerbate the risks described above.

We may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing the Notes do not fully prohibit us from doing so. For example, under the indentures for the 8% Senior Notes, the 7 1/8% Senior Notes and the 5 1/8% Senior Secured Notes, we may incur up to approximately $5.0 billion pursuant to a credit facility and $300 million for a qualified receivables transaction, less certain amounts repaid with the proceeds of asset dispositions. As of December 31, 2012, our Credit Facility and Receivables Facility provided for commitments of up to approximately $5.3 billion in the aggregate. Additionally, our Credit Facility also gives us the ability to provide for one or more additional tranches of term loans in the aggregate principal amount of up to $1.0 billion without the consent of the existing lenders if specified criteria are satisfied. If new debt is added to our current debt levels, the related risks that we now face could be further exacerbated.

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

The hospital industry is highly competitive. In addition to the competition we face for acquisitions and physicians, we must also compete with other hospitals and healthcare providers for patients. The competition among hospitals and other healthcare providers for patients has intensified in recent years. The majority of our hospitals are located in non-urban service areas. In nearly 60% of our markets, we are the sole provider of general acute care health services. In most of our other markets, the primary competitor is a not-for-profit hospital. These not-for-profit hospitals generally differ in each jurisdiction. However, our hospitals face competition from hospitals outside of their primary service area, including hospitals in urban areas that provide more complex services. Patients in our primary service areas may travel to these other hospitals for a variety of reasons. These reasons include physician referrals or the need for services we do not offer. Patients who seek services from these other hospitals may subsequently shift their preferences to those hospitals for the services we provide.

Some of our hospitals operate in primary service areas where they compete with one other hospital; 26 of our hospitals compete with more than one other hospital in their respective primary service areas. Some of these competing hospitals use equipment and services more specialized than those available at our hospitals. In addition, some competing hospitals are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals do not pay income or property taxes, and can make capital expenditures without paying sales tax. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers.

We expect that these competitive trends will continue. Our inability to compete effectively with other hospitals and other healthcare providers could cause local residents to use other hospitals.

The failure to obtain our medical supplies at favorable prices could cause our operating results to decline.

We have a participation agreement with HealthTrust, a GPO. This agreement extends to January 2014, with automatic renewal terms of one year, unless either party terminates by giving notice of non-renewal. GPOs attempt to obtain favorable pricing on medical supplies with manufacturers and vendors who sometimes negotiate exclusive supply arrangements in exchange for the discounts they give. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could incur higher costs for our medical supplies obtained through HealthTrust. These higher costs could cause our operating results to decline.

There can be no assurance that our arrangement with HealthTrust will provide the discounts we expect to achieve.

If the fair value of our reporting units declines, a material non-cash charge to earnings from impairment of our goodwill could result.

At December 31, 2012, we had approximately $4.4 billion of goodwill recorded on our books. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.

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

The Patient Protection and Affordable Care Act, or PPACA, was signed into law on March 23, 2010. In addition, the Health Care and Education Affordability Reconciliation Act of 2010, or Reconciliation Act, which contains a number of amendments to PPACA, was signed into law on March 30, 2010. These two healthcare acts, referred to collectively as the Reform Legislation, include a mandate that requires substantially all U.S. citizens to maintain medical insurance coverage, which will ultimately increase the number of persons with access to health insurance in the United States. The Reform Legislation, as originally enacted, is expected to expand health insurance coverage through a combination of public program expansion and private sector health insurance reforms. We believe the expansion of private sector and Medicaid coverage will, over time, increase our reimbursement related to providing services to individuals who were previously uninsured, which should reduce our expense from uncollectible accounts receivable. The Reform Legislation also makes a number of other changes to Medicare and Medicaid, such as reductions to the Medicare annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the Medicare market basket update which began October 1, 2011, and a reduction to the Medicare and Medicaid disproportionate share payments, that could adversely impact the reimbursement received under these programs. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement are scheduled to take effect over a number of years. Over time, we believe the net impact of the overall changes as a result of the Reform Legislation will have a positive effect on our net operating revenues. Other provisions of the Reform Legislation, such as requirements related to employee health insurance coverage, should increase our operating costs.

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

On June 28, 2012, the Supreme Court of the United States largely upheld the constitutionality of the Reform Legislation, though it overturned an aspect of the legislation that would have permitted the Federal government to withhold all Medicaid funding from a state if that state did not expand Medicaid coverage to the extent required by the Reform Legislation. The Supreme Court’s ruling instead held that only new incremental funding could be withheld from a state in such a situation. As a result, states will face less severe financial consequences if they refuse to expand Medicaid coverage to individuals with incomes below certain thresholds. Since the Supreme Court’s ruling, some states have suggested that, for budgetary and other reasons, they would not expand their Medicaid programs. If states refuse to expand their Medicaid programs, the number of uninsured patients at our hospitals will decline by a smaller margin as compared to our expectations when the Reform Legislation was first adopted. In response to the Supreme Court ruling, the previous estimates of the reduction in uninsured individuals as a result of the Reform Legislation have been revised, with approximately 27 million additional individuals expected to have health insurance coverage by 2017. Because of the many variables involved, including clarifications and modifications resulting from the rule-making process, the development of agency guidance and future judicial interpretations, whether and how many states decide to expand or not to expand Medicaid coverage, the number of uninsured who elect to purchase health insurance coverage, and budgetary issues at federal and state levels, we may not be able to realize the positive impact the Reform Legislation may have on our business, results of operations, cash flow, capital resources and liquidity. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.

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

In 2012, 35.8% of our operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), came from the Medicare and Medicaid programs. Federal healthcare expenditures continue to increase and state governments continue to face budgetary shortfalls as a result of the current economic downturn and accelerating Medicaid enrollment. As a result, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs. Some of these changes have decreased, or could decrease, the amount of money we receive for our services relating to these programs.

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

In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability, or related legal theories. Even in states that have imposed caps on damages, litigants are seeking recoveries under new theories of liability that might not be subject to the caps on damages. Many of these actions involve large claims and significant defense costs. To protect us from the cost of these claims, we maintain claims made professional malpractice liability insurance and general liability insurance coverage in excess of those amounts for which we are self-insured. This insurance coverage is in amounts that we believe to be sufficient for our operations. However, our insurance coverage does not cover all claims against us or may not continue to be available at a reasonable cost for us to maintain adequate levels of insurance. As a percentage of net operating revenues, our expense related to malpractice and other professional liability claims, including the cost of excess insurance, was relatively unchanged in 2012, and decreased by 0.2% and 0.3% in 2011 and 2010, respectively. If these costs rise rapidly, our profitability could decline. For a further discussion of our insurance coverage, see our discussion of professional liability claims in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report.

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

Some of the matters discussed in this Report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	general economic and business conditions, both nationally and in the regions in which we operate,

•	implementation and effect of adopted and potential federal and state healthcare legislation,

•	risks associated with our substantial indebtedness, leverage and debt service obligations,

•	demographic changes,

•	changes in, or the failure to comply with, governmental regulations,

•	potential adverse impact of known and unknown government investigations, audits, and Federal and State False Claims Act litigation and other legal proceedings,

•	our ability, where appropriate, to enter into and maintain managed care provider arrangements and the terms of these arrangements,

•	changes in, or the failure to comply with, managed care provider contracts, which could result in, among other things, disputes and changes in reimbursements, both prospectively and retroactively,

•	changes in inpatient or outpatient Medicare and Medicaid payment levels,

•	increases in the amount and risk of collectability of patient accounts receivable,

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply costs due to market pressure from pharmaceutical companies and new product releases,

•	liabilities and other claims asserted against us, including self-insured malpractice claims,

•	competition,

•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers,

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals,

•	changes in medical or other technology,

•	changes in accounting principles generally accepted in the United States of America, or U.S. GAAP,

•	the availability and terms of capital to fund additional acquisitions or replacement facilities,

•	our ability to successfully acquire additional hospitals or complete divestitures,

•	our ability to successfully integrate any acquired hospitals or to recognize expected synergies from such acquisitions,

•	our ability to obtain adequate levels of general and professional liability insurance and

•	timeliness of reimbursement payments received under government programs.

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

For each of our hospitals owned or leased as of December 31, 2012, the following table shows its location, the date of its acquisition or lease inception and the number of licensed beds:

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Alabama

LV Stabler Memorial Hospital	Greenville	72	October, 1994	Owned

South Baldwin Regional Medical Center	Foley	112	June, 2000	Leased

Cherokee Medical Center	Centre	60	April, 2006	Owned

Dekalb Regional Medical Center	Fort Payne	134	April, 2006	Owned

Trinity Medical Center	Birmingham	534	July, 2007	Owned

Flowers Hospital	Dothan	235	July, 2007	Owned

Medical Center Enterprise	Enterprise	131	July, 2007	Owned

Gadsden Regional Medical Center	Gadsden	346	July, 2007	Owned

Crestwood Medical Center	Huntsville	150	July, 2007	Owned

Alaska

Mat-Su Regional Medical Center	Palmer	74	July, 2007	Owned

Arizona

Payson Regional Medical Center	Payson	44	August, 1997	Leased

Western Arizona Regional Medical Center	Bullhead City	139	July, 2000	Owned

Northwest Medical Center	Tucson	300	July, 2007	Owned

Northwest Medical Center Oro Valley	Oro Valley	144	July, 2007	Owned

Arkansas

Harris Hospital	Newport	133	October, 1994	Owned

Helena Regional Medical Center	Helena	155	March, 2002	Leased

Forrest City Medical Center	Forrest City	118	March, 2006	Leased

Northwest Health System

Northwest Medical Center - Bentonville	Bentonville	128	July, 2007	Owned

Northwest Medical Center - Springdale	Springdale	222	July, 2007	Owned

Northwest Medical Center - Willow Creek Women’s Hospital	Johnson	64	July, 2007	Owned

Siloam Springs Regional Hospital	Siloam Springs	73	February, 2009	Owned

Medical Center of South Arkansas	El Dorado	166	April, 2009	Leased

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

California

Barstow Community Hospital	Barstow	30	January, 1993	Owned

Fallbrook Hospital	Fallbrook	47	November, 1998	Operated (2)

Watsonville Community Hospital	Watsonville	106	September, 1998	Owned

Florida

Lake Wales Medical Center	Lake Wales	160	December, 2002	Owned

North Okaloosa Medical Center	Crestview	110	March, 1996	Owned

Georgia

Fannin Regional Hospital	Blue Ridge	50	January, 1986	Owned

Trinity Hospital of Augusta	Augusta	231	July, 2007	Leased

Illinois

Crossroads Community Hospital	Mt. Vernon	57	October, 1994	Owned

Gateway Regional Medical Center	Granite City	367	January, 2002	Owned

Heartland Regional Medical Center	Marion	92	October, 1996	Owned

Red Bud Regional Hospital	Red Bud	31	September, 2001	Owned

Galesburg Cottage Hospital	Galesburg	173	July, 2004	Owned

MetroSouth Medical Center	Blue Island	330	March, 2012	Owned

Vista Medical Center East	Waukegan	336	July, 2006	Owned

Vista Medical Center West (psychiatric and rehabilitation beds)	Waukegan	71	July, 2006	Owned

Union County Hospital	Anna	25	November, 2006	Leased

Indiana

Porter Hospital	Valparaiso	301	May, 2007	Owned

Lutheran Health Network

Bluffton Regional Medical Center	Bluffton	79	July, 2007	Owned

Dupont Hospital	Fort Wayne	131	July, 2007	Owned

Lutheran Hospital	Fort Wayne	396	July, 2007	Owned

Lutheran Musculoskeletal Center	Fort Wayne	39	July, 2007	Owned

Lutheran Rehabilitation Hospital (rehabilitation)	Fort Wayne	36	July, 2007	Owned

St. Joseph’s Hospital	Fort Wayne	191	July, 2007	Owned

Dukes Memorial Hospital	Peru	25	July, 2007	Owned

Kosciusko Community Hospital	Warsaw	72	July, 2007	Owned

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Kentucky

Parkway Regional Hospital	Fulton	70	May, 1992	Owned

Three Rivers Medical Center	Louisa	90	May, 1993	Owned

Kentucky River Medical Center	Jackson	55	August, 1995	Leased

Louisiana

Byrd Regional Hospital	Leesville	60	October, 1994	Owned

Northern Louisiana Medical Center	Ruston	159	April, 2007	Owned

Women & Children’s Hospital	Lake Charles	88	July, 2007	Owned

Mississippi

Wesley Medical Center	Hattiesburg	211	July, 2007	Owned

River Region Health System	Vicksburg	341	July, 2007	Owned

Missouri

Moberly Regional Medical Center	Moberly	101	November, 1993	Owned

Northeast Regional Medical Center	Kirksville	115	December, 2000	Leased

Nevada

Mesa View Regional Hospital	Mesquite	25	July, 2007	Owned

New Jersey

Memorial Hospital of Salem County	Salem	140	September, 2002	Owned

New Mexico

Mimbres Memorial Hospital	Deming	25	March, 1996	Owned

Eastern New Mexico Medical Center	Roswell	162	April, 1998	Owned

Alta Vista Regional Hospital	Las Vegas	54	April, 2000	Owned

Carlsbad Medical Center	Carlsbad	115	July, 2007	Owned

Lea Regional Medical Center	Hobbs	201	July, 2007	Owned

Mountain View Regional Medical Center	Las Cruces	168	July, 2007	Owned

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

North Carolina

Martin General Hospital	Williamston	49	November, 1998	Leased

Ohio

Affinity Medical Center	Massillon	266	July, 2007	Owned

Valleycare System of Ohio

Northside Medical Center	Youngstown	355	October, 2010	Owned

Trumbull Memorial Hospital	Warren	311	October, 2010	Owned

Hillside Rehabilitation Hospital (rehabilitation)	Warren	69	October, 2010	Owned

Oklahoma

Ponca City Medical Center	Ponca City	140	May, 2006	Owned

Deaconess Hospital	Oklahoma City	291	July, 2007	Owned

Woodward Regional Hospital	Woodward	87	July, 2007	Owned

Oregon

McKenzie-Willamette Medical Center	Springfield	113	July, 2007	Owned

Pennsylvania

Commonwealth Health Network

Berwick Hospital	Berwick	101	March, 1999	Owned

Wilkes-Barre General Hospital	Wilkes-Barre	412	April, 2009	Owned

First Hospital Wyoming Valley (psychiatric)	Wilkes-Barre	135	April, 2009	Owned

Regional Hospital of Scranton	Scranton	230	May, 2011	Owned

Special Care Hospital	Nanticoke	67	May, 2011	Leased

Tyler Memorial Hospital	Tunkhannock	48	May, 2011	Owned

Moses Taylor Hospital	Scranton	217	January, 2012	Owned

Mid-Valley Hospital	Peckville	25	January, 2012	Owned

Brandywine Hospital	Coatesville	246	June, 2001	Owned

Chestnut Hill Hospital	Philadelphia	135	February, 2005	Owned

Easton Hospital	Easton	254	October, 2001	Owned

Jennersville Regional Hospital	West Grove	62	October, 2001	Owned

Lock Haven Hospital	Lock Haven	47	August, 2002	Owned

Pottstown Memorial Medical Center	Pottstown	224	July, 2003	Owned

Phoenixville Hospital	Phoenixville	137	August, 2004	Owned

Sunbury Community Hospital	Sunbury	89	October, 2005	Owned

Memorial Hospital	York	100	July, 2012	Owned

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

South Carolina

Marlboro Park Hospital	Bennettsville	102	August, 1996	Leased

Chesterfield General Hospital	Cheraw	59	August, 1996	Leased

Springs Memorial Hospital	Lancaster	231	November, 1994	Owned

Mary Black Memorial Hospital	Spartanburg	207	July, 2007	Owned

Carolinas Hospital System — Florence	Florence	420	July, 2007	Owned

Carolinas Hospital System - Marion	Mullins	124	July, 2010	Owned

Tennessee

Lakeway Regional Hospital	Morristown	135	May, 1993	Owned

Regional Hospital of Jackson	Jackson	152	January, 2003	Owned

Dyersburg Regional Medical Center	Dyersburg	225	January, 2003	Owned

Haywood Park Community Hospital	Brownsville	62	January, 2003	Owned

Henderson County Community Hospital	Lexington	45	January, 2003	Owned

McKenzie Regional Hospital	McKenzie	45	January, 2003	Owned

McNairy Regional Hospital	Selmer	45	January, 2003	Owned

Volunteer Community Hospital	Martin	100	January, 2003	Owned

Heritage Medical Center	Shelbyville	60	July, 2005	Owned

Sky Ridge Medical Center	Cleveland	351	October, 2005	Owned

Gateway Medical Center	Clarksville	270	July, 2007	Owned

Texas

Big Bend Regional Medical Center	Alpine	25	October, 1999	Owned

Scenic Mountain Medical Center	Big Spring	150	October, 1994	Owned

Hill Regional Hospital	Hillsboro	116	October, 1994	Leased

Lake Granbury Medical Center	Granbury	83	January, 1997	Leased

South Texas Regional Medical Center	Jourdanton	67	November, 2001	Owned

Laredo Medical Center	Laredo	326	October, 2003	Owned

Weatherford Regional Medical Center	Weatherford	99	November, 2006	Leased

Abilene Regional Medical Center	Abilene	231	July, 2007	Owned

Brownwood Regional Medical Center	Brownwood	194	July, 2007	Owned

College Station Medical Center	College Station	167	July, 2007	Owned

Navarro Regional Hospital	Corsicana	162	July, 2007	Owned

Longview Regional Medical Center	Longview	131	July, 2007	Owned

Woodland Heights Medical Center	Lufkin	149	July, 2007	Owned

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

San Angelo Community Medical Center	San Angelo	171	July, 2007	Owned

DeTar Healthcare System	Victoria	308	July, 2007	Owned

Cedar Park Regional Medical Center	Cedar Park	85	December, 2007	Owned

Tomball Regional Hospital	Tomball	358	October, 2011	Owned

Utah

Mountain West Medical Center	Tooele	44	October, 2000	Owned

Virginia

Southern Virginia Regional Medical Center	Emporia	80	March, 1999	Owned

Southampton Memorial Hospital	Franklin	105	March, 2000	Owned

Southside Regional Medical Center	Petersburg	300	August, 2003	Owned

Washington

Rockwood Health System

Deaconess Hospital	Spokane	388	October, 2008	Owned

Valley Hospital	Spokane Valley	123	October, 2008	Owned

West Virginia

Plateau Medical Center	Oak Hill	25	July, 2002	Owned

Greenbrier Valley Medical Center	Ronceverte	122	July, 2007	Owned

Bluefield Regional Medical Center	Bluefield	240	October, 2010	Owned

Wyoming

Evanston Regional Hospital	Evanston	42	November, 1999	Owned

Total Licensed Beds at December 31, 2012		20,334

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.

(2)

We operate this hospital under a lease-leaseback and operating agreement. We recognize all operating statistics, revenues and expenses associated with this hospital in our consolidated financial statements.

The real property of substantially all of our wholly-owned hospitals is encumbered by mortgages under the Credit Facility.

The following table lists the hospitals owned by joint venture entities in which we do not have a consolidating ownership interest, along with our percentage ownership interest in the joint venture entity as of December 31, 2012. Information on licensed beds was provided by the majority owner and manager of each joint venture. A subsidiary of HCA is the majority owner of Macon Healthcare LLC, and a subsidiary of UHS is the majority owner of Summerlin Hospital Medical Center LLC and Valley Health System LLC.

Joint Venture	Facility Name	City	State	Licensed Beds

Macon Healthcare LLC	Coliseum Medical Center (38%)	Macon	GA	250

Macon Healthcare LLC	Coliseum Psychiatric Center (38%)	Macon	GA	60

Macon Healthcare LLC	Coliseum Northside Hospital (38%)	Macon	GA	103

Summerlin Hospital Medical Center LLC	Summerlin Hospital Medical Center (26.1%)	Las Vegas	NV	454

Valley Health System LLC	Desert Springs Hospital (27.5%)	Las Vegas	NV	293

Valley Health System LLC	Valley Hospital Medical Center (27.5%)	Las Vegas	NV	320

Valley Health System LLC	Spring Valley Hospital Medical Center

	(27.5%)	Las Vegas	NV	231

Valley Health System LLC	Centennial Hills Hospital Medical Center

	(27.5%)	Las Vegas	NV	171

Item 3.   Legal Proceedings

From time to time, we receive various inquiries or subpoenas from state regulators, fiscal intermediaries, the Centers for Medicare and Medicaid Services and the Department of Justice regarding various Medicare and Medicaid issues. In addition to the subpoenas discussed below, we are currently responding to subpoenas and administrative demands concerning certain cardiology procedures, medical records and policies at a New Mexico hospital. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. We are not aware of any pending or threatened litigation that is not covered by insurance policies or reserved for in our consolidated financial statements or which we believe would have a material adverse impact on us; however, some pending or threatened proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. Also, from time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by the Centers for Medicare and Medicaid Services and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action, however, we are not aware of any such exposures that have not been reserved for in our consolidated financial statements or which we believe would have a material adverse impact on us.

The following items have been previously disclosed in our annual and/or quarterly reports, however, the narrative descriptions have been reorganized and revised to shorten and better summarize the disclosures.

U.S. ex rel. Baker vs. Community Health Systems, Inc. (United States District Court for the District of New Mexico)

Our knowledge of this matter originated in early 2006 with correspondence from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” For approximately three years, we provided the Department of Justice with requested documents, met with its personnel on numerous occasions and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified us that it believed that we and three of our New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in the referenced qui tam lawsuit, which alleges that our New Mexico hospitals “caused to be filed” false claims from the period of August 2000 through June 2011. Two of our parent company’s subsidiaries are also defendants in this lawsuit. We continue to vigorously defend this action. The current posture of this case is that discovery is closed and both parties’ motions for summary judgment have been on file for approximately 11 months. There is currently no hearing date on these motions and no trial date has been set.

Multi-provider National Department of Justice Investigations

Kyphoplasty.   Kyphoplasty is a surgical spine procedure that returns a compromised vertebra (either from trauma or osteoporotic disease process) to its previous height, reducing or eliminating severe pain. We were first made aware of this investigation in June 2008, when two of our hospitals received document request letters from the United States Attorney’s Office for the Western District of New York. Subsequently, additional hospitals (a total of five) also received requests for documents and/or medical records. The investigation covers the period of January 1, 2002 through June 9, 2008. This investigation is part of a national investigation and is related to a qui tam settlement between the same United States Attorney’s office and the manufacturer and distributor of the Kyphon product, which is used in performing the kyphoplasty procedure. We are cooperating with the investigation and we are continuing to evaluate and discuss this matter with the federal government.

Implantable Cardioverter Defibrillators (ICDs).   We were first made aware of this investigation in September 2010, when we received a letter from the Civil Division of the United States Department of Justice. The letter advised us that an investigation was being conducted to determine whether certain hospitals have improperly submitted claims for payment for ICDs. The period of time covered by the investigation was 2003 to 2010. We continue to fully cooperate with the government in this investigation and have provided requested records and documents. On August 30, 2012, the Department of Justice issued a document entitled, “Medical Review Guidelines/Resolution Model,” which sets out, for the purposes of this investigation, the patient conditions and criteria for the medical necessity of the implantation of ICDs in Medicare beneficiaries and how the Department of Justice will enforce the repayment obligations of hospitals. We are in the process of reviewing our medical records in light of the guidance contained in this document.

Laredo, Texas Department of Justice Investigation

In December 2009, we received a document subpoena from the United States Department of Health and Human Services, Office of the Inspector General, or OIG, requesting documents related to our hospital in Laredo, Texas. The categories of documents requested included case management, resource management, admission criteria, patient medical records, coding, billing, compliance, the Joint Commission accreditation, physician documentation, payments to referral sources, transactions involving physicians, disproportionate share hospital status and audits by the hospital’s Quality Improvement organization. In January 2010, we received a “request for information or assistance” from the OIG’s Office of Investigation requesting patient medical records from this facility for certain Medicaid patients with an extended lengths of stay. We continue to cooperate fully with this investigation.

Department of Justice Investigation of Medicare Short-Stay Admissions from Emergency Departments

In April 2011, we received a document subpoena from the United States Department of Health and Human Services, OIG, in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena was directed to all of our hospitals and requested documents concerning emergency department processes and procedures, including our hospitals’ use of the Pro-MED Clinical Information System, a third-party software system that assists with the management of patient care and provides operational support and data collection for emergency department management. The subpoena also sought information about our relationships with emergency department physicians, including financial arrangements. This investigation is being led by the Department of Justice. We are continuing to cooperate with the government with the ongoing document production, as well as conducting a joint medical necessity review of a sampling of medical records at a small number of hospitals.

The following matters, although initiated independently of the Department of Justice’s April 2011 subpoena, are factually related in some manner to that subpoena and are grouped here for clarity.

Texas Attorney General Investigation of Emergency Department Procedures and Billing. In November 2010, we were served with substantially identical Civil Investigative Demands (CIDs) from the Office of Attorney General, State of Texas for all 18 of our affiliated Texas hospitals. The subject of the requests concerns emergency department procedures and billing. We have complied with these requests and provided all documentation and reports requested. We continue to cooperate fully with this investigation.

United States ex rel. and Reuille vs. Community Health Systems Professional Services Corporation and Lutheran Musculoskeletal Center, LLC d/b/a Lutheran Hospital (United States District Court for the Northern District of Indiana, Fort Wayne Division). This lawsuit was originally filed under seal in January 2009. The suit is brought under the False Claims Act and alleges that Lutheran Hospital of Indiana billed the Medicare program for (a) false 23 hour observation after outpatient surgeries and procedures, and (b) intentional assignment of inpatient status to one-day stays for cases that do not meet Medicare criteria for inpatient intensity of service or severity of illness. In December 2010, the government filed a notice that it declined to intervene in this suit. On April 22, 2011, a joint motion was filed by the relator and the Department of Justice to extend the period of time for the relator to serve us in the case to allow the government more time to decide if it will intervene in the case. The motion to stay was granted, as have subsequent joint motions, and the stay is currently continued until April 29, 2013. The original motion and subsequent filings gave insight to the fact that there are other qui tam complaints in other jurisdictions and that the government was consolidating its investigations and working cooperatively with other investigative bodies (including the Attorney General of the State of Texas). The government also confirmed that it considers the allegations made in the complaint styled Tenet Healthcare Corporation vs. Community Health Systems, Inc., et al. filed in the United States District Court for the Northern District of Texas, Dallas Division on April 11, 2011 to be related to the government’s consolidated investigation. We are cooperating fully with the government in its investigations.

Shelbyville, Tennessee OIG Subpoena. In May 2011, we received a subpoena from the Houston Office of the United States Department of Health and Human Services, OIG, requesting 71 patient medical records from our hospital in Shelbyville, Tennessee. We provided the requested records and have met with the government regarding this matter. We continue to cooperate fully with this investigation.

SEC Subpoena. In May 2011, we received a subpoena from the SEC requesting documents related to or requested in connection with the various inquiries, lawsuits and investigations regarding, generally, emergency room admissions or observation practices at our hospitals. The subpoena also requested documents relied upon by us in responding to the Tenet litigation, as well as other communications about the Tenet litigation. As with all government investigations, we are cooperating fully with the SEC.

Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 5, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 2, 2011. All three seek class certification on behalf of purchasers of our common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for our common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. Our motion to dismiss this case has been fully briefed and is pending before the court. We believe this consolidated matter is without merit and will vigorously defend this case.

Shareholder Derivative Actions. Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, et al., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, et al., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, et al., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. These cases have been consolidated into a single, consolidated action. The plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. Our motion to dismiss has been fully briefed and is pending before the court. We believe all of these matters are without merit and will vigorously defend them.

Other Government Investigations

Easton, Pennsylvania – Urologist. On June 13, 2011, our hospital in Easton, Pennsylvania received a document subpoena from the Philadelphia office of the United States Department of Justice. The documents requested included medical records for certain urological procedures performed by a non-employed physician who is no longer on the medical staff and other records concerning the hospital’s relationship with the physician. Certain procedures performed by the physician had been previously reviewed and appropriate repayments had been made. We are cooperating fully with the government in this investigation.

Hattiesburg, Mississippi – Allegiance Health Management, Inc. On February 23, 2012, our hospital in Hattiesburg, Mississippi received a document subpoena from the United States Department of Health and Human Services, OIG relating to its relationship with Allegiance Health Management, Inc., or Allegiance, a company that provides intensive outpatient psychiatric, or IOP, services to its patients. The subpoena seeks information concerning the hospital’s financial relationship with Allegiance, medical records of patients receiving IOP services, and other documents relating to Allegiance such as agreements, policies and procedures, audits, complaints, budgets, financial analyses and identities of those delivering services. This is our only hospital that received services from this vendor. We are cooperating fully with this investigation.

Qui Tam Cases – Government Declined Intervention

On June 2, 2011, an order was entered unsealing a relator’s qui tam complaint in the matter of U.S. ex rel. Wood M. Deming, MD, individually and on behalf of Regional Cardiology Consultants, PC v. Jackson-Madison County General Hospital, an Affiliate of West Tennessee Healthcare, Regional Hospital of Jackson, a Division of Community Health Systems Professional Services Corporation, James Moss, individually, Timothy Puthoff, individually, Joel Perchik, MD, individually, and Elie H. Korban, MD, individually. The action is pending in the Western District of Tennessee, Jackson Division. Regional Hospital of Jackson is an affiliated hospital and Mr. Puthoff is a former chief executive officer there. The Order recited that the United States had elected to intervene to a limited degree only concerning the claims against Dr. Korban for false and fraudulent billing for allegedly unnecessary stent procedures and for causing the submission of false claims by the hospitals. On July 28, 2011, we were served by the relator. We believe the claims against our hospital are without merit and we are vigorously defending this case.

On February 2, 2012, an order was entered unsealing a relator’s qui tam complaint in the matter of U.S. ex rel. Pamela Gronemeyer v. Crossroads Community Hospital. The action is pending in the United States District Court, Southern District of Illinois. Crossroads Community Hospital is an affiliated hospital. The order recited that the United States had declined to intervene in this matter. The allegations in this case pertain to blood administration practices at an affiliated Illinois hospital. We were served in this case on April 18, 2012. In an amended filing in November 2012, the relator dropped her qui tam claims and is proceeding on a wrongful (retaliatory) termination claim only, even though she was never an employee of the hospital. We have filed a motion to dismiss this case. We believe the claim against our hospital is without merit and we are vigorously defending this case. Due to the change in character of this case, we will no longer refer to it in our reports.

On August 8, 2012, an order was entered unsealing a relator’s qui tam complaint in the matter of U.S. and N.M. ex rel. Sally Hansen v. Mimbres Memorial Hospital, et al. This action is pending in the United States District Court for New Mexico. This case cites alleged quality control failures as violations of the Clinical Laboratory Improvement Amendments of 1988 as the basis for a False Claims Act suit. Both the U.S. government and the New Mexico state government declined to intervene in this case. We have filed a motion to dismiss this case. We believe the claim against our hospital is without merit and we are vigorously defending this case.

Commercial Litigation and Other Lawsuits

Managed Care Solutions, Inc. v. Community Health Systems, Inc. (United States District Court for the Southern District of Florida). This suit was filed on February 4, 2010. Plaintiff contracted with two affiliated hospitals to provide services collecting receivables from third-party payors. Plaintiff sought to extend the contract to additional facilities at which it never provided any services and claimed $435 million in damages. A motion for summary judgment was filed on February 17, 2012. On June 4, 2012, the District Court affirmed the recommendation of the Magistrate Judge limiting the Plaintiff’s claims to only two hospitals. The Court has continued the trial until July 2013 and our renewed motion for summary judgment has been fully briefed and is waiting disposition. We will continue to vigorously defend this action.

Becker v. Community Health Systems, Inc. d/b/a Community Health Systems Professional Services Corporation d/b/a Community Health Systems d/b/a Community Health Systems PSC, Inc. d/b/a Rockwood Clinic P.S. and Rockwood Clinic, P.S. (Superior Court, Spokane, Washington). This suit was filed on February 29, 2012, by a former chief financial officer at Rockwood Clinic in Spokane, Washington. Becker claims he was wrongfully terminated for allegedly refusing to certify a budget for Rockwood Clinic in 2012. On February 29, 2012, he also filed an administrative complaint with the Department of Labor, Occupational Safety and Health Administration alleging that he is a whistleblower under Sarbanes-Oxley; a response was filed on May 21, 2012. At a hearing on July 27, 2012, the court dismissed Community Health Systems, Inc. from this case and has subsequently certified the case for an interlocutory appeal of the denial to dismiss his employer and the management company. We are vigorously defending this action.

Management of Significant Legal Proceedings

In accordance with our governance documents, including our Governance Guidelines and the charter of the Audit and Compliance Committee, our management of significant legal proceedings is overseen by the independent members of the Board of Directors and, in particular, the Audit and Compliance Committee. The Audit and Compliance Committee is charged with oversight of compliance, regulatory and litigation matters, and enterprise risk management. Management has been instructed to refer all significant legal proceedings and allegations of financial statement fraud, error, or misstatement to the Audit and Compliance Committee for its oversight and evaluation. Consistent with New York Stock Exchange and Sarbanes-Oxley independence requirements, the Audit and Compliance Committee is comprised entirely of individuals who are independent of Company management, and all three members of the Audit and Compliance Committee are “audit committee financial experts” as defined in the Exchange Act.

In addition, the Audit and Compliance Committee and the other independent members of the Board of Directors oversee the functions of the voluntary compliance program, including its auditing and monitoring functions and confidential disclosure program. In recent years, the voluntary compliance program has addressed the potential for a variety of billing errors that might be the subject of audits and payment denials by the CMS Recovery Audit Contractors’ permanent project, including MS-DRG coding, outpatient hospital and physician coding and billing, and medical necessity for services (including a focus on hospital stays of very short duration). Efforts by management, through the voluntary compliance program, to identify and limit risk from these government audits have included significant policy and guidance revisions, training and education, and auditing.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed an initial public offering of our common stock on June 14, 2000. Our common stock began trading on June 9, 2000 and is listed on the New York Stock Exchange under the symbol CYH. At February 20, 2013, there were approximately 45 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the New York Stock Exchange.

	High	Low

Year Ended December 31, 2011

First Quarter	$42.50	$34.62

Second Quarter	41.09	22.33

Third Quarter	27.63	15.91

Fourth Quarter	21.92	14.61

Year Ended December 31, 2012

First Quarter	$25.74	$16.37

Second Quarter	28.79	20.71

Third Quarter	29.59	22.51

Fourth Quarter	32.70	26.33

Stock Performance Graph

The following graph sets forth the cumulative return of our common stock during the five year period ended December 31, 2012, as compared to the cumulative return of the Standard & Poor’s 500 Stock Index (S&P 500) and the cumulative return of the Dow Jones Healthcare Index. The graph assumes an initial investment of $100 in our common stock and in each of the foregoing indices and the reinvestment of dividends where applicable.

Historically, we have not paid any cash dividends. In December 2012, we declared and paid a special dividend of $0.25 per share to holders of our common stock at the close of business as of December 17, 2012, which totaled approximately $23.0 million. In the foreseeable future, we do not anticipate the payment of any other cash dividends. Our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $150 million in the aggregate plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing our 8% Senior Notes due 2019, our 7 1/8% Senior Notes due 2020 and our 5 1/8% Senior Secured Notes due 2018 also limit our ability to pay dividends and/or repurchase stock. As of December 31, 2012, under the most restrictive test under these agreements, we have approximately $178.1 million available with which to pay permitted dividends and/or repurchase shares of stock or our Notes.

On December 14, 2011, we adopted a new open market repurchase program for up to 4,000,000 shares of our common stock, not to exceed $100 million in repurchases. The new repurchase program will conclude at the earliest of three years, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. Through December 31, 2012, no shares have been purchased and retired under this program.

On September 15, 2010, we commenced an open market repurchase program for up to 4,000,000 shares of our common stock, not to exceed $100 million in repurchases. This program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased or when the maximum dollar amount has been expended. During the year ended December 31, 2012, we did not repurchase any shares under this program. During the year ended December 31, 2011, we repurchased and retired 3,469,866 shares at a weighted-average price of $24.68 per share. The cumulative number of shares that have been repurchased and retired under this program through December 31, 2012 is 3,921,138 shares at a weighted-average price of $25.39 per share.

Item 6.  Selected Financial Data

The following table summarizes specified selected financial data and should be read in conjunction with our related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. The amounts shown below have been adjusted for discontinued operations.

Community Health Systems, Inc.

Five Year Summary of Selected Financial Data

	Year Ended December 31,
	2012	2011	2010	2009	2008

	(in thousands, except share and per share data)

Consolidated Statement of Income Data

Net operating revenues	$13,028,985	$11,906,212	$11,092,422	$10,333,501	$9,398,781

Income from operations	1,210,124	1,134,485	1,121,044	1,064,831	970,086

Income from continuing operations	346,269	335,894	355,213	305,811	238,386

Net income	345,803	277,623	348,441	306,377	252,734

Net income attributable to noncontrolling interests	80,163	75,675	68,458	63,227	34,430

Net income attributable to Community Health Systems, Inc.	265,640	201,948	279,983	243,150	218,304

Basic earnings per share attributable to Community

Health Systems, Inc. common stockholders (1):

Continuing operations	$2.98	$2.89	$3.13	$2.68	$2.18

Discontinued operations	(0.01)	(0.65)	(0.07)	-	0.16

Net income	$2.98	$2.24	$3.05	$2.68	$2.34

Diluted earnings per share attributable to Community

Health Systems, Inc. common stockholders (1):

Continuing operations	$2.96	$2.87	$3.08	$2.65	$2.16

Discontinued operations	0.01	(0.64)	(0.07)	-	0.16

Net income	$2.96	$2.23	$3.01	$2.66	$2.32

Weighted-average number of shares outstanding:

Basic	89,242,949	89,966,933	91,718,791	90,614,886	93,371,782

Diluted (2)	89,806,937	90,666,348	92,946,048	91,517,274	94,288,829

Consolidated Balance Sheet Data

Cash and cash equivalents	$387,813	$129,865	$299,169	$344,541	$220,655

Total assets	16,606,335	15,208,840	14,698,123	14,021,472	13,818,254

Long-term obligations	11,298,928	10,437,513	10,418,234	10,179,402	10,287,535

Redeemable noncontrolling interests in equity of consolidated subsidiaries	367,666	395,743	387,472	368,857	348,816

Community Health Systems, Inc. stockholders’ equity	2,731,207	2,397,096	2,189,464	1,950,635	1,611,029

Noncontrolling interests in equity of consolidated subsidiaries	65,314	67,349	60,913	64,782	61,457

(1)	Total per share amounts may not add due to rounding.

(2)	See Note 12 to the Consolidated Financial Statements, included in Item 8 of this Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements and “Selected Financial Data” included elsewhere in this Form 10-K.

Executive Overview

We are one of the largest publicly-traded operators of hospitals in the United States in terms of number of facilities and net operating revenues. We provide healthcare services through the hospitals that we own and operate in non-urban and selected urban markets. We generate revenues by providing a broad range of general and specialized hospital and other outpatient healthcare services to patients in the communities in which we are located. As of December 31, 2012, we owned or leased 135 hospitals comprised of 131 general acute care hospitals and four stand-alone rehabilitation or psychiatric hospitals. In addition, we own and operate home care agencies, located primarily in markets where we also operate a hospital, and through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services.

As further discussed in Recent Accounting Pronouncements, during the first quarter of 2012 we adopted the provisions of Accounting Standards Update, or ASU, No. 2011-07 of the Financial Accounting Standards Board, or FASB, which requires us to present revenues net of the provision for bad debts. Prior to the adoption of this ASU, our provision for bad debts was presented as a component of operating expenses. For all periods presented in this annual report, revenues and any related financial ratios or metrics have been updated to reflect the change in the presentation of net operating revenues. The adoption of this standard did not impact our financial position, results of operations or cash flows.

During the year ended December 31, 2012, we continued the execution of our acquisition strategy by acquiring four hospitals located in Scranton, Pennsylvania; Peckville, Pennsylvania; York, Pennsylvania; and Blue Island, Illinois and a large physician practice located in Longview, Texas.

During the year ended December 31, 2012, we also closed several financing arrangements that extend the maturity date of a significant portion of our outstanding indebtedness. As further discussed in the Liquidity and Capital Resources section, we entered into additional amendments and a modification of our Credit Facility that extend by two and a half years, until January 25, 2017, the maturity date of approximately $1.9 billion of our term loans due 2014. We obtained a new $750 million senior secured revolving credit facility and a new $750 million incremental term loan A facility, both with a maturity date of October 25, 2016, subject to certain acceleration clauses, the net proceeds of which were used to repay the same amount of existing borrowings under the previous revolving credit facility and term loans under the Credit Facility. We also completed through various offerings the issuance of $2.2 billion of senior notes and $1.6 billion of senior secured notes, the net proceeds of which were used to finance the purchase and redemption of all our outstanding 8 7/8% Senior Notes due 2015, to prepay $1.6 billion of the outstanding term loans due 2014 under the Credit Facility, to pay related fees and expenses and for general corporate purposes. Compared to our debt maturities at December 31, 2011, the net effect of these financing transactions extended the maturity of approximately $6.0 billion of our outstanding long-term debt previously due in 2014 and 2015 to various maturities ranging from 2016 to 2020.

Our net operating revenues for the year ended December 31, 2012 increased to approximately $13.0 billion, as compared to approximately $11.9 billion for the year ended December 31, 2011. Income from continuing operations, before noncontrolling interests, for the year ended December 31, 2012 increased 3.1% over the year ended December 31, 2011 to $346.3 million compared to $335.9 million. Included in income from continuing operations for the year ended December 31, 2012, is a $47.9 million after-tax benefit from the resolution of an industry-wide governmental settlement and a payment update related to prior periods, a $20.2 million after-tax charge for certain legal and regulatory matters, a $71.8 million after-tax loss from the early extinguishment of debt and a $6.2 million after-tax impairment charge for long-lived assets. For the year ended December 31, 2011, income from continuing operations included a $42.0 million after-tax loss from the early extinguishment of debt. Excluding the effect of these one-time items, the increase in income from continuing operations during the year ended December 31, 2012, as compared to the year ended December 31, 2011, is due primarily to increased revenues at our same-store hospitals, income from electronic health records incentive reimbursements and reductions in interest expense. Total inpatient admissions for the year ended December 31, 2012 increased 4.0%, compared to the year ended December 31, 2011, and adjusted admissions for the year ended December 31, 2012 increased 6.6%, compared to the year ended December 31, 2011. On a same-store basis, admissions decreased 0.9% and adjusted admissions increased 1.5%, compared with the year ended December 31, 2011.

Self-pay revenues represented approximately 13.0% of our net operating revenues, net of contractual allowances and discounts (but before provision for bad debts), in 2012 compared to 12.0% in 2011. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 5.3% and 5.5% in 2012 and 2011, respectively. Direct and indirect costs incurred by us in providing charity care services were approximately 1.0% and 1.1% of net operating revenues in 2012 and 2011, respectively.

The Patient Protection and Affordable Care Act, or PPACA, was signed into law on March 23, 2010. In addition, the Health Care and Education Affordability Reconciliation Act of 2010, or Reconciliation Act, which contains a number of amendments to PPACA, was signed into law on March 30, 2010. These two healthcare acts, referred to collectively as the Reform Legislation, include a mandate that requires substantially all U.S. citizens to maintain medical insurance coverage, which will ultimately increase the number of persons with access to health insurance in the United States. The Reform Legislation, as originally enacted, is expected to expand health insurance coverage through a combination of public program expansion and private sector health insurance reforms. We believe the expansion of private sector and Medicaid coverage will, over time, increase our reimbursement related to providing services to individuals who were previously uninsured, which should reduce our expense from uncollectible accounts receivable. The Reform Legislation also makes a number of other changes to Medicare and Medicaid, such as reductions to the Medicare annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the Medicare market basket update which began October 1, 2011, and a reduction to the Medicare and Medicaid disproportionate share payments, that could adversely impact the reimbursement received under these programs. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement are scheduled to take effect over a number of years. Over time, we believe the net impact of the overall changes as a result of the Reform Legislation will have a positive effect on our net operating revenues. Other provisions of the Reform Legislation, such as requirements related to employee health insurance coverage, should increase our operating costs.

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

On June 28, 2012, the Supreme Court of the United States largely upheld the constitutionality of the Reform Legislation, though it overturned an aspect of the legislation that would have permitted the Federal government to withhold all Medicaid funding from a state if that state did not expand Medicaid coverage to the extent required by the Reform Legislation. The Supreme Court’s ruling instead held that only new incremental funding could be withheld from a state in such a situation. As a result, states will face less severe financial consequences if they refuse to expand Medicaid coverage to individuals with incomes below certain thresholds. Since the Supreme Court’s ruling, some states have suggested that, for budgetary and other reasons, they would not expand their Medicaid programs. If states refuse to expand their Medicaid programs, the number of uninsured patients at our hospitals will decline by a smaller margin as compared to our expectations when the Reform Legislation was first adopted. In response to the Supreme Court ruling, the previous estimates of the reduction in uninsured individuals as a result of the Reform Legislation have been revised, with approximately 27 million additional individuals expected to have health insurance coverage by 2017. Because of the many variables involved, including clarifications and modifications resulting from the rule-making process, the development of agency guidance and future judicial interpretations, whether and how many states decide to expand or not to expand Medicaid coverage, the number of uninsured who elect to purchase health insurance coverage, and budgetary issues at federal and state levels, we may not be able to realize the positive impact the Reform Legislation may have on our business, results of operations, cash flow, capital resources and liquidity. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.

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

In addition to the Reform Legislation, the American Recovery and Reinvestment Act of 2009 included provisions for implementing health information technology under the Health Information Technology for Economic and Clinical Health Act, or HITECH. These provisions were designed to increase the use of electronic health records, or EHR, technology and establish the requirements for a Medicare and Medicaid incentive payments program beginning in 2011 for eligible hospitals and providers that adopt and meaningfully use certified EHR technology. These incentive payments are intended to offset a portion of the costs incurred to implement and qualify as a meaningful user of EHR. Rules adopted in July 2010 by the Department of Health and Human Services established an initial set of standards and certification criteria. Our hospital facilities have begun to implement EHR technology on a facility-by-facility basis beginning in 2011. We anticipate recognizing incentive reimbursement related to the Medicare or Medicaid incentives as we are able to implement the certified EHR technology, meet the defined “meaningful use criteria,” and information from completed cost report periods is available from which to calculate the incentive reimbursement. The timing of recognizing incentive reimbursement will not correlate with the timing of recognizing operating expenses and incurring capital costs in connection with the implementation of EHR technology which may result in material period-to-period changes in our future results of operations. Hospitals that do not qualify as a meaningful user of EHR technology by 2015 are subject to a reduced market basket update to the inpatient prospective payment system standardized amount in 2015 and each subsequent fiscal year. Although we believe that our hospital facilities will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provisions of HITECH. We recognized approximately $126.7 million and $63.4 million during the years ended December 31, 2012 and 2011, respectively, of incentive reimbursement for HITECH incentive reimbursements from Medicare and Medicaid related to certain of our hospitals and for certain of our employed physicians, which are presented as a reduction of operating expenses.

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

Acquisitions and Divestitures

Effective July 1, 2012, we completed the acquisition of Memorial Health Systems in York, Pennsylvania. This healthcare system includes Memorial Hospital (100 licensed beds), the Surgical Center of York, and other outpatient and ancillary services. As part of this purchase agreement, we agreed to spend at least $75.0 million to build a replacement hospital within five years of the closing date. The total cash consideration paid for fixed assets and working capital was approximately $45.0 million and $2.6 million, respectively, with additional consideration of $12.5 million assumed in liabilities, for a total consideration of $60.1 million. Based upon our preliminary purchase price allocation relating to this acquisition as of December 31, 2012, approximately $9.9 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by us based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective March 5, 2012, we completed a merger with Diagnostic Clinic of Longview, P.A., which is a multi-specialty clinic serving residents of Longview, Texas and surrounding East Texas communities. This merger was accounted for as a purchase business combination. The total cash consideration paid for the business, including net working capital, was approximately $52.3 million, with additional consideration of $6.9 million assumed in liabilities, for a total consideration of $59.2 million. Based upon our preliminary purchase price allocation relating to this acquisition as of December 31, 2012, approximately $41.8 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by us based on available information and is subject to settling amounts related to purchased working capital. Adjustments to the purchase price allocation are not expected to be material.

Effective March 1, 2012, we completed the acquisition of MetroSouth Medical Center (330 licensed beds) located in Blue Island, Illinois. The total cash consideration paid for fixed assets was approximately $39.3 million with additional consideration of $5.8 million assumed in liabilities as well as a credit applied at closing of $0.9 million for negative acquired working capital, for a total consideration of $44.2 million. Based upon our preliminary purchase price allocation relating to this acquisition as of December 31, 2012, no goodwill has been recorded. The preliminary allocation of the purchase price has been determined by us based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective January 1, 2012, we completed the acquisition of Moses Taylor Healthcare System based in Scranton, Pennsylvania, which is a healthcare system comprised of two acute care hospitals and other healthcare providers. This healthcare system includes Moses Taylor Hospital (217 licensed beds) located in Scranton, Pennsylvania, and Mid-Valley Hospital (25 licensed beds) located in Peckville, Pennsylvania. The total cash consideration paid for fixed assets and working capital was approximately $151.1 million and $13.1 million, respectively, with additional consideration of $9.4 million assumed in liabilities, for a total consideration of $173.6 million. Based upon our final purchase price allocation relating to this acquisition as of December 31, 2012, approximately $54.6 million of goodwill has been recorded.

Additionally, during 2012, we paid approximately $41.5 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by our hospitals. In connection with these acquisitions, we assumed approximately $2.0 million in net working capital liabilities and allocated approximately $10.2 million of the consideration paid to property and equipment and the remainder, approximately $33.3 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. These acquisition transactions were accounted for as purchase business combinations.

Sources of Revenue

The following table presents the approximate percentages of operating revenues, net of contractual allowances and discounts (but before provision for bad debts), by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that hospital acquisitions have had on these statistics.

	Year Ended December 31,
	2012		2011	2010

Medicare	26.0	%(1)	26.8%	27.4%

Medicaid	9.8%		9.7%	10.7%

Managed Care and other third-party payors	51.2%		51.5%	50.4%

Self-pay	13.0%		12.0%	11.5%

Total	100.0%		100.0%	100.0%

(1) Excludes the $84.3 million reimbursement settlement and payment update as discussed below.

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect revenues received from the Medicare and Medicaid programs to increase due to the general aging of the population. In addition, the Reform Legislation, currently in effect, should increase the number of insured patients, which, in turn, should reduce revenues from self-pay patients and reduce our provision for bad debts. The Reform Legislation, however, imposes significant reductions in amounts the government pays Medicare managed care plans. The trend toward increased enrollment in Medicare managed care may adversely affect our operating revenue growth. Other provisions in the Reform Legislation impose minimum medical-loss ratios and require insurers to meet specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. During the year ended December 31, 2012, we recognized a net after-tax benefit of $46.0 million from the resolution of an industry-wide governmental settlement and a payment update related to prior periods. Other than these items, contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the years ended December 31, 2012, 2011 and 2010.

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

The following tables summarize, for the periods indicated, selected operating data.

	Year Ended December 31,
	2012	2011	2010
	(Expressed as a percentage of net operating revenues)

Consolidated

Net operating revenues	100.0%	100.0%	100.0%

Operating expenses (a)	(85.1)	(85.0)	(84.5)

Depreciation and amortization	(5.6)	(5.5)	(5.4)

Income from operations	9.3	9.5	10.1

Interest expense, net	(4.7)	(5.4)	(5.8)

Loss from early extinguishment of debt	(0.9)	(0.5)	-

Equity in earnings of unconsolidated affiliates	0.3	0.4	0.4

Impairment of long-lived assets	(0.1)	-	-

Income from continuing operations before income taxes	3.9	4.0	4.7

Provision for income taxes	(1.2)	(1.2)	(1.5)

Income from continuing operations	2.7	2.8	3.2

Loss from discontinued operations, net of taxes	-	(0.5)	(0.1)

Net income	2.7	2.3	3.1

Less: Net income attributable to noncontrolling interests	(0.7)	(0.6)	(0.6)

Net income attributable to Community Health Systems, Inc.	2.0%	1.7%	2.5%

	Year Ended December 31,
	2012	2011

	(Expressed in percentages)

Percentage increase (decrease) from same period prior year:

Net operating revenues	9.4%	7.3%

Admissions	4.0	(0.5)

Adjusted admissions (b)	6.6	4.2

Average length of stay	-	2.3

Net income attributable to Community Health Systems, Inc. (c)	31.5	(27.9)

Same-store percentage increase (decrease) from same period prior year (d):

Net operating revenues	4.6%	2.9%

Admissions	(0.9)	(5.6)

Adjusted admissions (b)	1.5	(0.7)

(a)	Operating expenses include salaries and benefits, supplies, other operating expenses, electronic health records incentive reimbursement and rent.

(b)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(c)	Includes loss from discontinued operations.

(d)	Includes acquired hospitals to the extent we operated them in both years.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net operating revenues increased by 9.4% to approximately $13.0 billion in 2012, from approximately $11.9 billion in 2011. Growth from hospitals owned throughout both periods contributed $545.5 million of that increase and $493.0 million was contributed by hospitals acquired in 2012 and 2011. On a same-store basis, net operating revenues increased 4.6%. The increased net operating revenues contributed by hospitals that we owned throughout both periods were primarily attributable to general rate and reimbursement increases including revenues from states with provider assessment programs. Included in net operating revenues on a non-same store basis is approximately $105.3 million of net operating revenues from an industry-wide settlement with the United States Department of Health and Human Services and CMS, based on a claim that acute-care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system in federal fiscal years 1999 through 2011. The underpayments resulted from calculations related to the rural floor budget neutrality adjustments implemented in connection with the Balanced Budget Act of 1997. Also included is an unfavorable adjustment of approximately $21.0 million, related to the revised Supplemental Security Income ratios issued for federal fiscal years 2006 through 2009 utilized for calculating Medicare Disproportionate Share Hospital reimbursements.

On a consolidated basis, inpatient admissions increased by 4.0% and adjusted admissions increased by 6.6%. On a same-store basis, inpatient admissions decreased by 0.9% and adjusted admissions increased by 1.5% during the year ended December 31, 2012. This decrease in same-store inpatient admissions was due primarily to a decrease in admissions from women’s services including obstetrics and gynecology, fewer flu and respiratory-related admissions and reductions due to competition in a few of our hospitals during the year ended December 31, 2012, as compared to the year ended December 31, 2011. The reductions in surgical inpatient admissions were offset with a corresponding increase in outpatient surgical visits.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased from 85.0% in 2011 to 85.1% in 2012. Salaries and benefits, as a percentage of net operating revenues, remained consistent at 46.9% for the years ended December 31, 2012 and 2011. Supplies, as a percentage of net operating revenues, decreased from 15.4% in 2011 to 15.1% in 2012. This decrease is due primarily to lower drug, implant and food costs. Other operating expenses, as a percentage of net operating revenues, increased from 21.1% in 2011 to 22.0% in 2012. This increase is due primarily to an increase in costs associated with provider taxes from states with provider assessment programs. Rent, as a percentage of net operating revenues, remained consistent at 2.1% for the years ended December 31, 2012 and 2011.

Electronic health records incentive reimbursements represent those incentives under the HITECH Act for which the recognition criterion has been met. We have recognized approximately $126.7 million and $63.4 million of incentive reimbursements, or 1.0% and 0.5% of net operating revenues, for the years ended December 31, 2012 and 2011, respectively. We received cash payments of $141.0 million and $37.4 million for these incentives, of which $33.3 million and $8.5 million was recorded as deferred revenue as all criteria for gain recognition had not been met, during the years ended December 31, 2012 and 2011, respectively. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.6% of net operating revenues, of which depreciation and amortization represented 0.3% of net operating revenues for the year ended December 31, 2012. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.2% of net operating revenues, of which depreciation and amortization represented less than 0.1% of net operating revenues for the year ended December 31, 2011.

Depreciation and amortization, as a percentage of net operating revenues, increased from 5.5% in 2011 to 5.6% in 2012.

Interest expense, net, decreased by $21.5 million from $644.4 million in 2011, to $622.9 million in 2012. A decrease in interest rates during 2012, compared to 2011, resulted in a decrease in interest expense of $59.4 million. Additionally, interest expense decreased by $2.9 million as a result of more interest being capitalized during 2012, as compared to 2011, as the current year period had more major construction projects. These decreases were partially offset by both an increase in interest expense of $39.0 million due to an increase in our average outstanding debt during 2012, compared to 2011, and an increase in interest expense of $1.8 million due to one additional day of interest expense since 2012 was a leap year.

The loss from early extinguishment of debt of $115.5 million was recognized after the purchase and redemption of the 8 7/8% Senior Notes due 2015 and the repayment of existing term loans and revolving credit facility under the Credit Facility as further discussed in Liquidity and Capital Resources.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased from 0.4% in 2011 to 0.3% in 2012.

An impairment of $10.0 million was recorded on certain long-lived assets at three of our small hospitals. No impairment charge was recorded for 2011.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes increasing $30.3 million from $473.5 million in 2011 to $503.8 million for 2012.

Provision for income taxes from continuing operations increased from $137.7 million in 2011 to $157.5 million in 2012 due to the increase in income from continuing operations before income taxes. Our effective tax rates were 31.3% and 29.1% for the years ended December 31, 2012 and 2011, respectively. The increase in our effective tax rate is primarily related to a release of uncertain tax positions in 2011 and a decrease in federal tax credits in 2012.

Income from continuing operations, as a percentage of net operating revenues, decreased from 2.8% in 2011 to 2.7% in 2012.

Net income, as a percentage of net operating revenues, increased from 2.3% in 2011 to 2.7% in 2012. The increase is primarily due to the increase in net operating revenues, income from electronic health records incentive reimbursement and a decrease in interest expense, offset by the loss from early extinguishment of debt as discussed above.

Net income attributable to noncontrolling interests as a percentage of net operating revenues increased from 0.6% in 2011 to 0.7% in 2012.

Net income attributable to Community Health Systems, Inc. was $265.6 million in 2012 compared to $201.9 million in 2011, an increase of 31.5%. The increase in net income attributable to Community Health Systems, Inc. is primarily due to the increase in net operating revenues, income from electronic health records incentive reimbursement and a decrease in interest expense, offset by the loss from early extinguishment of debt as discussed above.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Net operating revenues increased by 7.3% to approximately $11.9 billion in 2011, from approximately $11.1 billion in 2010. Growth from hospitals owned throughout both periods contributed $323 million of that increase and $490 million was contributed by hospitals acquired in 2011 and 2010. On a same-store basis, net operating revenues increased 2.9%. On a same-store basis, net operating revenues increased 3.7%. The increased net operating revenues contributed by hospitals that we owned throughout both periods were primarily attributable to general rate and reimbursement increases including revenues from states with provider assessment programs.

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

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased from 84.5% in 2010 to 85.0% in 2011. Salaries and benefits, as a percentage of net operating revenues, increased from 45.9% in 2010 to 46.9% in 2011 as a result of recent acquisitions and an increase in the number of employed physicians. Supplies, as a percentage of net operating revenues, decreased from 15.7% in 2010 to 15.4% in 2011. This decrease in supplies expenses is due primarily to greater utilization of and improved pricing under our purchasing program. Other operating expenses, as a percentage of net operating revenues, increased from 20.7% in 2010 to 21.1% in 2011. Rent, as a percentage of net operating revenues, decreased from 2.2% in 2010 to 2.1% in 2011.

Electronic health records incentive reimbursements represent those incentives under the HITECH Act for which the recognition criterion has been met. For the year ended December 31, 2011, we have recognized approximately $63.4 million of incentive reimbursements, or 0.5% of net operating revenues. Of these incentives, we had received cash payments of $37.4 million, of which $8.5 million was recorded as deferred revenue as all criteria for gain recognition had not been met during the year ended December 31, 2011. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.2% of net operating revenues in 2011, of which depreciation and amortization represented less than 0.1% of net operating revenues.

Depreciation and amortization, as a percentage of net operating revenues, increased from 5.4% in 2010 to 5.5% in 2011.

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

Income from continuing operations, as a percentage of net operating revenues, decreased from 3.2% in 2010 to 2.8% in 2011. The decrease is primarily due to the loss from early extinguishment of debt discussed above.

Net income, as a percentage of net operating revenues, decreased from 3.1% in 2010 to 2.3% in 2011. The decrease is primarily due to the loss from early extinguishment of debt and loss from discontinued operations.

Net income attributable to noncontrolling interests as a percentage of net operating revenues remained consistent at 0.6% for the years ended December 31, 2011 and 2010.

Net income attributable to Community Health Systems, Inc. was $201.9 million in 2011 compared to $280.0 million in 2010, a decrease of 27.9%. The decrease in net income attributable to Community Health Systems, Inc. is reflective of the loss from early extinguishment of debt and loss from discontinued operations.

Liquidity and Capital Resources

2012 Compared to 2011

Net cash provided by operating activities increased $18.2 million, from approximately $1.262 billion for the year ended December 31, 2011 to approximately $1.280 billion for the year ended December 31, 2012. The increase in cash provided by operating activities is due primarily to an increase in net income of $68.2 million, an increase in depreciation and amortization expense of $67.9 million, loss from early extinguishment of debt of $49.4 million, impairment of long-lived assets of $10.0 million, an increase in all other non-cash expenses of $1.5 million, and an increase in cash flow from the change in other assets and liabilities of $45.2 million. In addition, an increase in cash flows from accounts payable, accrued liabilities and income taxes, primarily as a result of the timing of payments, increased cash flows from operating activities by $0.2 million. These increases in cash flows were offset by a decrease in cash flows from supplies, prepaid expenses and other current assets of $56.9 million, a decrease in deferred taxes of $53.6 million, a decrease due to the non-recurring impairment of hospitals sold in 2011 of $47.9 million and decreases in cash generated from accounts receivable of $65.8 million, primarily from growth in accounts receivable at hospitals acquired in 2012 due to delays in billing and collection arising from system conversions. Included in net cash provided by operating activities for the year ended December 31, 2012 is $141.0 million of cash received for HITECH incentive reimbursements, compared to $37.4 million for the year ended December 31, 2011.

The cash used in investing activities increased $187.4 million, from approximately $1.2 billion for the year ended December 31, 2011 to approximately $1.4 billion for the year ended December 31, 2012. The increase in cash used in investing activities was due to a decrease in the amount of the proceeds from the sale of property and equipment of $5.3 million and the decrease in proceeds from the sale of three hospitals in 2011 of $173.4 million. There were no hospital divestitures in 2012. Additionally, the increase in cash used in investing activities was due to an increase in cash used for other investments of $109.6 million. Included in cash outflows for other investments for the year ended December 31, 2012 is approximately $127.0 million of capital expenditures related to the purchase and implementation of certified EHR technology. The remaining cash outflows for other investments consists primarily of purchases and development of other internal-use software and payments made under non-employee physician recruiting agreements of $148.5 million and an increase in available-for-sale securities of $22.5 million. These increases in cash outflows were partially offset by a decrease in cash paid for acquisitions of facilities and other related equipment of $93.0 million and a decrease in the cash used for the purchase of property and equipment of $7.9 million. We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.

Our net cash provided by financing activities was $361.0 million for the year ended December 31, 2012, compared to net cash used in financing activities $235.4 million for the year ended December 31, 2011. The increase in cash provided by financing activities, in comparison to the prior year, is primarily due to an increase in borrowings under our Credit Facility, proceeds from the Receivables Facility and the issuance of our 8% Senior Notes, our 7 1/8% Senior Notes and our 5 1/8% Senior Secured Notes totaling $6.6 billion, but was mostly offset by an increase in the repayments of our long-term debt of $5.9 billion. Additionally, a reduction in the repurchase of our common stock of $85.8 million increased cash provided by financing activities. These increases were also partially offset by an increase in deferred financing costs of $121.9 million associated with the amendments of our Credit Facility and the issuance of our 8% Senior Notes, our 7 1/8% Senior Notes and our 5 1/8% Senior Secured Notes, the special dividend to stockholders of $22.5 million and an increase in the redemption of noncontrolling investments in joint ventures of $31.3 million. The net decrease in all other financing activities was $8.2 million.

Historically, we have not paid any cash dividends. In December 2012, we declared and paid a special dividend of $0.25 per share to holders of our common stock at the close of business on December 17, 2012, which totaled approximately $23.0 million. In the foreseeable future, we do not anticipate the payment of any other cash dividends. Our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $150 million in the aggregate plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing our 8% Senior Notes due 2019, our 7 1/8% Senior Notes due 2020 and our 5 1/8% Senior Secured Notes due 2018 also limit our ability to pay dividends and/or repurchase stock. As of December 31, 2012, under the most restrictive test under these agreements, we have approximately $178.1 million available with which to pay permitted dividends and/or repurchase shares of stock or our Notes.

In 2012, we successfully continued efforts commenced in 2011 to access the capital markets and extend the maturities of our long-term indebtedness. Our Credit Facility term loans were scheduled to mature on July 25, 2014 and the approximately $3.0 billion aggregate principal amount of 8 7/8% Senior Notes were due July 25, 2015. During 2012, we closed several financing arrangements that extend the maturity date of a significant portion of our outstanding indebtedness. We entered into additional amendments and a modification of our Credit Facility that extend by two and a half years, until January 25, 2017, the maturity date of approximately $1.9 billion of our term loans due 2014. We obtained a new $750 million senior secured revolving credit facility and a new $750 million incremental term loan A facility, both with a maturity date of October 25, 2016, subject to certain acceleration clauses, the net proceeds of which were used to repay the same amount of existing borrowings under the previous revolving credit facility and term loans under the Credit Facility. We also completed through various offerings the issuance of $2.2 billion of senior notes and $1.6 billion of senior secured notes, the net proceeds of which were used to finance the purchase and redemption of all our outstanding 8 7/8% Senior Notes, to prepay $1.6 billion of the then outstanding term loans due 2014 under the Credit Facility, to pay related fees and expenses and for general corporate purposes. Compared to our debt maturities at December 31, 2011, the net effect of these financing transactions extended the maturity of approximately $6.0 billion of our outstanding long-term debt previously due in 2014 and 2015 to various maturities ranging from 2016 to 2020. The table below sets forth additional detail about our upcoming cash obligations and a further discussion of our existing Credit Facility is set out under the section “Capital Resources” in Item 7 of this Report. We do not anticipate the need to use funds currently available under our Credit Facility for purposes of funding our operations, although these funds could be used for the purpose of making further acquisitions or for restructuring our existing debt. Furthermore, we anticipate we will remain in compliance with our debt covenants through the next 12 months and beyond into the foreseeable future.

As described in Notes 6, 9 and 15 of the Notes to Consolidated Financial Statements, at December 31, 2012, we had certain cash obligations, which are due as follows (in thousands):

	Total	2013	2014 - 2016	2017 - 2018	2019 and thereafter

Long-term debt	$4,370,524	$85,280	$996,599	$3,285,210	$3,435

8% Senior Notes	2,000,000	-	-	-	2,000,000

7 1/8% Senior Notes	1,200,000	-	-	-	1,200,000

5 1/8% Senior Secured Notes	1,600,000	-	-	1,600,000	-

Receivables Facility	300,000	-	300,000	-	-

Interest on Credit Facility, Senior Notes and Receivables Facility (1)	2,819,198	483,129	1,404,083	639,715	292,271

Capital lease obligations, including interest	87,163	8,795	20,293	11,126	46,949

Total long-term debt	12,376,885	577,204	2,720,975	5,536,051	3,542,655

Operating leases	786,560	185,532	381,071	109,408	110,549

Replacement facilities and other capital commitments (2)	339,531	97,225	224,920	4,234	13,152

Open purchase orders (3)	348,552	348,552	-	-	-

Liability for uncertain tax positions, including interest and penalties	1,156	481	-	-	675

Total	$13,852,684	$1,208,994	$3,326,966	$5,649,693	$3,667,031

(1)

Estimate of interest payments assumes the interest rates at December 31, 2012 remain constant during the period presented for the Credit Facility and the Receivables Facility, which are variable rate debt. The interest rate used to calculate interest payments for the Credit Facility was the London Interbank Offered Rate, or LIBOR, as of December 31, 2012 plus the applicable spread. The 8% Senior Notes are fixed at an interest rate of 8% per annum. The 7 1/8% Senior Notes are fixed at an interest rate of 7.125% per annum. The 5 1/8% Senior Secured Notes are fixed at an interest rate of 5.125% per annum.

(2)	Pursuant to hospital purchase agreements in effect as of December 31, 2012, and where final CON approval has been obtained, we have commitments to build one replacement facility and the following capital commitments. As part of an acquisition in 2012, we agreed to build a replacement hospital in York, Pennsylvania, by July 2017. Construction costs, including equipment costs, for this replacement facility is currently estimated to be approximately $100.0 million. No capital has been spent on this replacement facility. In addition, under other purchase agreements, we have committed to spend approximately $493.5 million for costs such as capital improvements, equipment, selected leases and physician recruiting. These commitments are required to be fulfilled generally over a five to seven year period after acquisition. Through December 31, 2012, we have incurred approximately $254.0 million related to these commitments.

(3)	Open purchase orders represent our commitment for items ordered but not yet received.

At December 31, 2012, we had issued letters of credit primarily in support of potential insurance related claims and specified outstanding bonds of approximately $37.8 million.

Our debt as a percentage of total capitalization decreased from 78% at December 31, 2011 to 77% at December 31, 2012.

2011 Compared to 2010

Net cash provided by operating activities increased $73.2 million, from approximately $1.2 billion for the year ended December 31, 2010 to approximately $1.3 billion for the year ended December 31, 2011. Net income, adjusted for non-cash expenses of depreciation and amortization expense of $47.8 million, impairment of hospitals sold of $47.9 million, loss on early extinguishment of debt of $66.0 million and all other non-cash charges of $37.2 million, resulted in an increase in cash flows from operating activities of $128.1 million. In addition, an increase in cash flows from accounts payable, accrued liabilities and income taxes, primarily as a result of the timing of payments, increased cash flows from operating activities by $84.2 million. These increases in cash flows were offset by a decrease in cash flows from supplies, prepaid expenses and other current assets of $3.0 million, a decrease in cash flows generated from the change in all other assets and liabilities of $24.8 million, and decreases in cash generated from accounts receivable of $111.3 million, primarily a result of delays in payment from the Illinois Medicaid program, which contributed to our three-day decline in account receivable days outstanding in 2011 compared to a two-day improvement in 2010.

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

Capital Expenditures

Cash expenditures for purchases of facilities were $322.3 million in 2012, $415.4 million in 2011 and $248.3 million in 2010. Our expenditures in 2012 included $238.8 million for the purchase of three hospitals in Pennsylvania and one hospital in Illinois, $91.5 million for surgery centers and other physician practices, including a large physician practice in Texas, partially offset by $8.0 million of cash received for the settlement of working capital items from a prior divestiture and return of a deposit made at acquisition related to building a replacement hospital. Our expenditures in 2011 included $357.3 million for the purchase of four hospitals, $56.7 million for the purchase of clinics, surgery centers and physician practices and $1.4 million for the settlement of acquired working capital. Our expenditures in 2010 included $181.1 million for the purchase of five hospitals and $67.2 million for the purchase of clinics, surgery centers and physician practices.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for 2012 totaled $672.7 million compared to $611.7 million in 2011, and $631.7 million in 2010. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $96.1 million in 2012, $165.0 million in 2011 and $35.7 million in 2010. The costs to construct replacement hospitals for the year ended December 31, 2012 represent both planning and construction costs for four replacement hospitals discussed below. The costs to construct replacement hospitals for the years ended December 31, 2011 and 2010 represent both planning and construction costs for four replacement hospitals.

Pursuant to hospital purchase agreements in effect as of December 31, 2012, and where final CON approval has been obtained, we committed to build the following replacement facilities: As required by an amendment to our lease agreement entered into in 2005, we agreed to build a replacement hospital at our Barstow, California location by November 2012. This replacement hospital was completed in September 2012 and occupied in October 2012. As part of an acquisition in 2007, we agreed to build a replacement hospital in Valparaiso, Indiana, which opened in August 2012. As part of an acquisition in 2009, we agreed to build a replacement hospital in Siloam Springs, Arkansas, which opened in April 2012. As part of an acquisition in 2012, we agreed to build a replacement hospital in York, Pennsylvania, by July 2017. Construction costs, including equipment costs, for the York replacement facility is currently estimated to be approximately $100.0 million. No capital was spent on this project in 2012. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement to our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need from the Alabama Certificate of Need Review Board. This CON was challenged in the Alabama state circuit and appellate courts but has recently been upheld, with issuance subject to the final resolution of the appeal process. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280.0 million for the Birmingham replacement facility. We expect total capital expenditures of approximately $800.0 million to $900.0 million in 2013 (which includes amounts that are required to be expended pursuant to the terms of hospital purchase agreements), including approximately $725.0 million to $820.0 million for renovation and equipment cost and approximately $75.0 million to $80.0 million for construction and equipment cost of the replacement hospitals.

Capital Resources

Net working capital was approximately $1.3 billion at December 31, 2012, compared to $935.0 million at December 31, 2011, an increase of $341.0 million. Contributing to the increase in net working capital were increases in cash of approximately $256.5 million, patient accounts receivable of approximately $211.6 million, supplies of approximately $11.7 million, deferred tax assets of approximately $27.3 million, prepaid expenses of approximately $11.7 million, other current assets of approximately $70.0 million and net working capital acquired as part of our business acquisitions of approximately $10.4 million. These increases in working capital were partially offset by increases in current maturities of long-term debt of approximately $24.6 million, accounts payable of approximately $68.6 million, employee compensation liabilities of approximately $78.0 million, other current liabilities of approximately $34.9 million, accrued interest of approximately $0.6 million and decreases in prepaid income taxes of approximately $51.5 million.

We obtained senior secured financing under the Credit Facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. A $750 million revolving credit facility was available to us for working capital and general corporate purposes under the Credit Facility. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. The Credit Facility requires quarterly amortization payments of each term loan facility equal to 0.25% of the outstanding amount of the term loans. On November 5, 2010, we entered into an amendment and restatement of our existing Credit Facility. The amendment extended by two and a half years, until January 25, 2017, the maturity date of $1.5 billion of our existing term loans under the Credit Facility and increased the pricing on these term loans to LIBOR plus 350 basis points. The amendment also increased our ability to issue additional indebtedness under the uncommitted incremental facility to $1.0 billion from $600 million, permitted us to issue term loan A loans under the incremental facility and provided up to $2.0 billion of borrowing capacity from receivable transactions, an increase of $0.5 billion, of which approximately $1.7 billion would be required to be used for repayment of our existing term loans. On February 2, 2012, we completed a second amendment and restatement of the Credit Facility to extend an additional $1.6 billion of our term loans due 2014 under the Credit Facility to match the maturity date and interest rate margins of the term loans due January 25, 2017. On August 3, 2012, we entered into Amendment No. 1 to the Credit Facility to provide increased flexibility for refinancing and repayment of the term loans due 2014 and amend certain other terms. On August 22, 2012, we entered into a loan modification agreement with respect to the Credit Facility to extend approximately $340 million of the term loans due 2014 to match the maturity date and interest rate margins of the term loans due January 25, 2017. On November 27, 2012, we entered into Amendment No. 2 to the Credit Facility to provide increased flexibility for us to make investments and restricted payments, incur debt related to acquisitions, amend certain other terms of the Credit Facility, including the maximum leverage ratio and interest coverage ratio financial coverage levels, and add a one year 1% prepayment premium payable in connection with a repricing of the term loans due in 2017. The extended term loans are subject to customary acceleration events and earlier maturity if the repayment, extension or refinancing with longer maturity on substantially all of the outstanding term loans maturing July 25, 2014 does not occur by April 15, 2015. The July 25, 2014 maturity date of the balance of the remaining non-extended term loans at December 31, 2012 of approximately $266.1 million remains unchanged.

Effective March 6, 2012, we obtained a new $750 million senior secured revolving credit facility, or the Replacement Revolver Facility, and a new $750 million incremental term loan A facility, or the Incremental Term Loan. The Replacement Revolver Facility replaced in full the existing revolving credit facility under the Credit Facility. The net proceeds of the Incremental Term Loan were used to repay the same amount of the existing term loans under the Credit Facility. Both the Replacement Revolver Facility and the Incremental Term Loan have a maturity date of October 25, 2016, subject to customary acceleration events and to earlier maturity if the repayment, extension or refinancing with longer maturity debt of substantially all of the then outstanding term loans maturing July 25, 2014 and the now fully redeemed 8 7/8% Senior Notes does not occur by April 25, 2014. The pricing on each of the Replacement Revolver Facility and the Incremental Term Loan is initially LIBOR plus a margin of 250 basis points, subject to adjustment based on our leverage ratio. The Incremental Term Loan amortizes at 5% in year one, 10% in years two and three, 15% in year four and 60% in year five.

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

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus 0.5% or (3) the adjusted LIBOR rate on such day for a three-month interest period commencing on the second business day after such day plus 1%, or (b) a reserve adjusted LIBOR for dollars (Eurodollar rate) (as defined). The applicable percentage for Alternate Base Rate loans is 1.25% for term loans due 2014 and 2.50% for term loans due 2017. The applicable percentage for Eurodollar rate loans is 2.25% for term loans due 2014 and 3.5% for term loans due 2017. The applicable percentage for revolving loans and Incremental Term Loans is 1.50% for Alternate Base Rate loans and 2.50% for Eurodollar loans, in each case subject to reduction based on our leverage ratio. Loans under the swingline subfacility bear interest at the rate applicable to Alternate Base Rate loans under the Credit Facility.

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

As of December 31, 2012, the availability for additional borrowings under our Credit Facility was approximately $750 million pursuant to the revolving credit facility, of which $37.8 million was set aside for outstanding letters of credit at December 31, 2012. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements through the next 12 months and into the foreseeable future.

On November 22, 2011, CHS completed its offering of $1.0 billion aggregate principal amount of 8% Senior Notes, which were issued in a private placement. The net proceeds from this issuance, together with available cash on hand, were used to finance the purchase of up to $1.0 billion aggregate principal amount of CHS’ then outstanding 8 7/8% Senior Notes and related fees and expenses.

On March 21, 2012, CHS completed the secondary offering of $1.0 billion aggregate principal amount of 8% Senior Notes, which were issued in a private placement (at a premium of 102.5%). The net proceeds from this issuance were used to finance the purchase of approximately $850 million aggregate principal amount of CHS’ then outstanding 8 7/8% Senior Notes, to pay related fees and expenses and for general corporate purposes. On March 21, 2012, CHS completed the cash tender offer for $850 million of the then $1.8 billion aggregate outstanding principal amount of 8 7/8% Senior Notes.

On July 18, 2012, CHS completed an underwritten public offering under our automatic shelf registration filed with the SEC for $1.2 billion aggregate principal amount of 7 1/8% Senior Notes due 2020. The net proceeds of the offering were used to finance the purchase or redemption of the then outstanding $934.3 million principal amount plus accrued interest of the 8 7/8% Senior Notes, to pay for consents delivered in connection therewith, to pay related fees and expenses, and for general corporate purposes.

On August 17, 2012, CHS completed an underwritten public offering under our automatic shelf registration filed with the SEC for $1.6 billion aggregate principal amount of 5 1/8% Senior Secured Notes due 2018. The 5 1/8% Senior Secured Notes are secured by a first-priority lien subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility, and subject to prior ranking liens permitted by the indenture governing the 5 1/8% Senior Secured Notes on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility. The net proceeds of the offering, together with available cash on hand, were used to finance the prepayment of $1.6 billion of the outstanding term loans due 2014 under the Credit Facility and related fees and expenses.

On March 21, 2012, through certain of our subsidiaries, we entered into an accounts receivable loan agreement, or the Receivables Facility, with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. The existing and future patient-related accounts receivable, or the Receivables, for certain of our hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2014, subject to customary termination events that could cause an early termination date. We maintain effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of our subsidiaries to us, and we then sell or contribute the Receivables to a special-purpose entity that is wholly-owned by us. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $300 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to us or our subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at December 31, 2012 totaled $300.0 million and are classified as long-term debt on the consolidated balance sheet. At December 31, 2012, the carrying amount of Receivables included in the Receivables Facility totaled approximately $927.8 million and are included in patient accounts receivable on the consolidated balance sheet.

As of December 31, 2012, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 67% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans due 2014, 250 basis points for the Replacement Revolver Facility and the Incremental Term Loan and 350 basis points for term loans due 2017 under the Credit Facility.

Swap #	Notional Amount (in 000’s)	Fixed Interest Rate	Termination Date	Fair Value of Liability (in 000’s)
1	$200,000	2.242%	February 28, 2013	$621
2	100,000	5.023%	May 30, 2013	1,947
3	300,000	5.242%	August 6, 2013	8,885
4	100,000	5.038%	August 30, 2013	3,151
5	50,000	3.586%	October 23, 2013	1,333
6	50,000	3.524%	October 23, 2013	1,308
7	100,000	5.050%	November 30, 2013	4,339
8	200,000	2.070%	December 19, 2013	3,400
9	100,000	5.231%	July 25, 2014	7,650
10	100,000	5.231%	July 25, 2014	7,650
11	200,000	5.160%	July 25, 2014	15,078
12	75,000	5.041%	July 25, 2014	5,514
13	125,000	5.022%	July 25, 2014	9,153
14	100,000	2.621%	July 25, 2014	3,560
15	100,000	3.110%	July 25, 2014	4,326
16	100,000	3.258%	July 25, 2014	4,558
17	200,000	2.693%	October 26, 2014	8,484
18	300,000	3.447%	August 8, 2016	30,395
19	200,000	3.429%	August 19, 2016	20,257
20	100,000	3.401%	August 19, 2016	10,033
21	200,000	3.500%	August 30, 2016	20,889
22	100,000	3.005%	November 30, 2016	9,069

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

In addition, our Credit Facility contains restrictive covenants and requires us to maintain specified financial ratios and satisfy other financial condition tests. Our ability to meet these restricted covenants and financial ratios and tests can be affected by events beyond our control, and we cannot assure you that we will meet those tests. A breach of any of these covenants could result in a default under our Credit Facility and/or the Notes. Upon the occurrence of an event of default under our Credit Facility or the Notes, all amounts outstanding under our Credit Facility and the Notes may become immediately due and payable and all commitments under the Credit Facility to extend further credit may be terminated.

We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility of $750 million (consisting of a $750 million revolving credit facility, of which $37.8 million is set aside for outstanding letters of credit at December 31, 2012) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion, and our continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash, borrowings under our Credit Facility as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.

On May 24, 2012, we filed a universal automatic shelf registration statement on Form S-3ASR, as amended on June 7, 2012, that will permit us, from time to time, in one or more public offerings, to offer debt securities, common stock, preferred stock, warrants, depositary shares, or any combination of such securities. The shelf registration statement will also permit our subsidiary, CHS, to offer debt securities that would be guaranteed by us, from time to time in one or more public offerings. The terms of any such future offerings would be established at the time of the offering.

Off-balance Sheet Arrangements

Our consolidated operating results for the years ended December 31, 2012 and 2011, included $217.3 million and $202.7 million, respectively, of net operating revenues and $22.6 million and $16.4 million, respectively, of income from continuing operations, generated from five hospitals operated by us under operating lease arrangements. In accordance with U.S. GAAP, the respective assets and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet. Lease costs under these arrangements are included in rent expense and totaled approximately $11.5 million and $11.9 million for the years ended December 31, 2012 and 2011, respectively. The current terms of these operating leases expire between May 2015 and June 2022, not including lease extension options. If we allow these leases to expire, we would no longer generate revenues nor incur expenses from these hospitals. The operating lease at our Barstow, California location terminated on November 30, 2012 in conjunction with the opening of the replacement facility that we constructed, which was a requirement of the operating lease agreement. The 11 months of operating results for the Barstow location for the year ended December 31, 2012 are included in the above amounts.

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

As described more fully in Note 15 of the Notes to Consolidated Financial Statements, at December 31, 2012, we have certain cash obligations for replacement facilities and other construction commitments of $339.5 million and open purchase orders for $348.6 million.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of December 31, 2012, we have hospitals in 21 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also had a non-profit entity as a partner. In addition, we have three other hospitals with noncontrolling interests owned by non-profit entities. During the three months ended March 31, 2012, one of our subsidiaries purchased the outstanding partnership interests not already owned by us that were held by physician investors in the limited partnership that owns and operates Longview Regional Medical Center in Longview, Texas. The purchase price for these partnership interests was $28.8 million. After acquiring these partnership interests, one or more of our subsidiaries collectively own 100% of the outstanding equity of the limited partnership that owns and operates this hospital. During 2010 (prior to the enactment of the Reform Legislation), we sold noncontrolling interests in two of our hospitals and additional noncontrolling interests in hospitals with existing physician ownership, for total consideration of $7.2 million. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $367.7 million and $395.7 million as of December 31, 2012 and 2011, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $65.3 million and $67.3 million as of December 31, 2012 and 2011, respectively, and the amount of net income attributable to noncontrolling interests was $80.2 million, $75.7 million and $68.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we are not permitted to introduce physician ownership at any of our wholly-owned facilities or increase the aggregate percentage of physician ownership in any of our existing joint ventures.

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

Third-party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at December 31, 2012 from our estimated reimbursement percentage, net income for the year ended December 31, 2012 would have changed by approximately $38.4 million, and net accounts receivable at December 31, 2012 would have changed by $61.8 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. During the year ended December 31, 2012, we recognized a net after-tax benefit of $46.0 million from the resolution of an industry-wide governmental settlement and a payment update related to prior periods. Other than these items, contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the years ended December 31, 2012, 2011 and 2010.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third-party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at December 31, 2012 from our estimated collection percentage as a result of a change in expected recoveries, net income for the year ended December 31, 2012 would have changed by $23.4 million, and net accounts receivable at December 31, 2012 would have changed by $37.7 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $2.4 billion and $2.2 billion at December 31, 2012 and 2011, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding was 58 days at December 31, 2012 and 56 days at December 31, 2011. Our target range for days revenue outstanding is from 53 to 63 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $9.6 billion as of December 31, 2012 and approximately $8.3 billion as of December 31, 2011.

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	December 31,
	2012	2011

Insured receivables	61.5%	63.7%

Self-pay receivables	38.5%	36.3%

Total	100.0%	100.0%

For the hospital segment, the combined total of the allowance for doubtful accounts for self-pay accounts receivable and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 84% at both December 31, 2012 and 2011. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 90% and 91% at December 31, 2012 and 2011, respectively.

Goodwill and Other Intangibles

Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. We performed our last annual goodwill evaluation during the fourth quarter of 2012. No impairment was indicated by this evaluation. The next annual goodwill evaluation will be performed during the fourth quarter of 2013.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.2%, 1.2% and 1.3% in 2012, 2011 and 2010, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of income.

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

For purposes of estimating our individual claim accruals, we utilize specific claim information, including the nature of the claim, the expected claim amount, the year in which the claim occurred and the laws of the jurisdiction in which the claim occurred. Once the case accruals for known claims are determined, information is stratified by loss layers and retentions, accident years, reported years, geography, and claims relating to the acquired Triad Hospitals, Inc., or Triad, hospitals versus claims relating to our other hospitals. Several actuarial methods are used against this data to produce estimates of ultimate paid losses and reserves for incurred but not reported claims. Each of these methods uses our company-specific historical claims data and other information. This company-specific data includes information regarding our business, including historical paid losses and loss adjustment expenses, historical and current case loss reserves, actual and projected hospital statistical data, a variety of hospital census information, employed physician information, professional liability retentions for each policy year, geographic information and other data.

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

The following table presents the amounts of our accrual for professional liability claims and approximate amounts of our activity for each of the respective years (excludes premiums for excess insurance coverage) (in thousands):

	Year Ended December 31,
	2012	2011	2010
Accrual for professional liability claims, beginning of year	$567,785	$489,207	$431,225

Liability for insured claims (1)	23,695	42,171	-
Expense (income) related to:

Current accident year	143,110	145,396	141,923

Prior accident years	(28,652)	(30,698)	(10,583)

(Income) expense from discounting	461	(2,393)	(2,678)

Total incurred loss and loss expense (2)	114,919	112,305	128,662

Paid claims and expenses related to:

Current accident year	(447)	(468)	(1,980)

Prior accident years	(84,215)	(75,430)	(68,700)

Total paid claims and expenses	(84,662)	(75,898)	(70,680)

Accrual for professional liability claims, end of year	$621,737	$567,785	$489,207

(1)	The liability for insured claims is recorded on the consolidated balance sheet with a corresponding insurance recovery receivable.
(2)	Total expense, including premiums for insured coverage, was $155.0 million in 2012, $150.2 million in 2011 and $164.2 million in 2010.

The impact of risk management patient safety quality programs and initiatives implemented at our hospitals, as well as decreasing obstetric admissions and a slightly lower same-store acuity case mix, resulted in the current accident year expense decreasing slightly, as a percentage of net operating revenues, for each year presented. Income/expense related to prior accident years reflects changes in estimates resulting from the filing of claims for prior year incidents, claim settlements, updates from litigation and our ongoing investigation of open claims. Expense/income from discounting reflects the changes in the weighted-average risk-free interest rate used and timing of estimated payments for discounting in each year.

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

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $0.9 million as of December 31, 2012. During the year ended December 31, 2012, we increased interest and penalties by approximately $0.1 million. A total of approximately $0.5 million of interest and penalties is included in the amount of liability for uncertain tax positions at December 31, 2012. It is our policy to recognize interest and penalties related to unrecognized benefits in our consolidated statements of income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our consolidated results of operations or consolidated financial position.

We, or one or more of our subsidiaries, file income tax returns in the United States federal jurisdiction and various state jurisdictions. We have extended the federal statute of limitations for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002, December 31, 2003 and December 31, 2004. The Internal Revenue Service, or IRS, has concluded its examination of the federal tax return of Triad for the tax periods ended December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2009 and federal income tax examinations with respect to Community Health Systems, Inc. federal returns for years prior to 2007. Our federal income tax returns for the 2007, 2008, 2009 and 2010 tax years are currently under examination by the IRS. We anticipate reaching a resolution on the 2007 and 2008 year examinations within the next six months. We believe the results of these examinations will not be material to our consolidated results of operations or consolidated financial position.

Recent Accounting Pronouncements

In July 2011, the FASB issued ASU 2011-07, which requires healthcare organizations that perform services for patients for which the ultimate collection of all or a portion of the amounts billed or billable cannot be determined at the time services are rendered to present all bad debt expense associated with patient service revenue as an offset to the patient service revenue line item in the statement of operations. The ASU also requires qualitative disclosures about our policy for recognizing revenue and bad debt expense for patient service transactions and quantitative information about the effects of changes in the assessment of collectibility of patient service revenue. This ASU is effective for fiscal years beginning after December 15, 2011, and was adopted by us on January 1, 2012. Upon adoption, our provision for bad debts was presented as a reduction of operating revenue after contractual adjustments and discounts for all periods presented.

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

In February 2013, the FASB issued ASU 2013-02, which requires additional disclosures on the effect of significant reclassifications out of accumulated other comprehensive income. The ASU requires a company that reports other comprehensive income to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional details about those amounts. This ASU is effective for fiscal years beginning after December 15, 2012, and will be adopted by us on January 1, 2013. As it only requires additional disclosure, the adoption of this ASU will not impact our consolidated financial position, results of operations or cash flows.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources” in Item 2. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As interest rate swap agreements expire throughout the year, we will become more subject to variable interest rates during 2013.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $18.3 million in 2012, $7.2 million in 2011 and $6.8 million in 2010.

Item 8.  Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Community Health Systems, Inc.

Franklin, Tennessee

We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community Health Systems, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 27, 2013

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2012	2011	2010
	(in thousands, except share and per share data)
Operating revenues (net of contractual allowances and discounts)	$14,988,179	$13,626,168	$12,623,274
Provision for bad debts	1,959,194	1,719,956	1,530,852

Net operating revenues	13,028,985	11,906,212	11,092,422

Operating costs and expenses:
Salaries and benefits	6,103,931	5,577,925	5,093,767
Supplies	1,973,491	1,834,106	1,738,088
Other operating expenses	2,869,786	2,515,638	2,296,063
Electronic health records incentive reimbursement	(126,734)	(63,397)	-
Rent	272,829	254,781	248,463
Depreciation and amortization	725,558	652,674	594,997

Total operating costs and expenses	11,818,861	10,771,727	9,971,378

Income from operations	1,210,124	1,134,485	1,121,044
Interest expense, net of interest income of $3,031, $4,650 and $1,757 in 2012, 2011, and 2010, respectively	622,933	644,410	647,593
Loss from early extinguishment of debt	115,453	66,019	-
Equity in earnings of unconsolidated affiliates	(42,033)	(49,491)	(45,443)
Impairment of long-lived assets	10,000	-	-

Income from continuing operations before income taxes	503,771	473,547	518,894
Provision for income taxes	157,502	137,653	163,681

Income from continuing operations	346,269	335,894	355,213

Discontinued operations, net of taxes:
Loss from operations of entities sold	(466)	(7,769)	(6,772)
Impairment of hospitals sold	-	(47,930)	-
Loss on sale, net	-	(2,572)	-

Loss from discontinued operations, net of taxes	(466)	(58,271)	(6,772)

Net income	345,803	277,623	348,441
Less: Net income attributable to noncontrolling interests	80,163	75,675	68,458

Net income attributable to Community Health Systems, Inc. stockholders	$265,640	$201,948	$279,983

Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$2.98	$2.89	$3.13
Discontinued operations	(0.01)	(0.65)	(0.07)

Net income	$2.98	$2.24	$3.05

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$2.96	$2.87	$3.08
Discontinued operations	(0.01)	(0.64)	(0.07)

Net income	$2.96	$2.23	$3.01

Weighted-average number of shares outstanding:
Basic	89,242,949	89,966,933	91,718,791

Diluted	89,806,937	90,666,348	92,946,048

(1) Total per share amounts may not add due to rounding.

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,

	2012	2011	2010

	(In thousands)

Net income	$345,803	$277,623	$348,441

Other comprehensive income (loss), net of income taxes:

Net change in fair value of interest rate swaps, net of tax of $26,219, $31,154 and $(8,818) for the years ended December 31, 2012, 2011 and 2010, respectively	46,409	55,145	(15,676)

Net change in fair value of available-for-sale securities	3,012	(960)	3,716

Amortization and recognition of unrecognized pension cost components, net of tax of $(3,310), $(4,754) and $1,142 for the years ended December 31, 2012, 2011 and 2010, respectively	(10,252)	(7,737)	2,418

Other comprehensive income (loss)	39,169	46,448	(9,542)

Comprehensive income	384,972	324,071	338,899

Less: Comprehensive income attributable to noncontrolling interests	80,163	75,675	68,458

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$304,809	$248,396	$270,441

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
	(in thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$387,813	$129,865
Patient accounts receivable, net of allowance for doubtful accounts of $2,201,875 and $1,891,334 at December 31, 2012 and 2011, respectively	2,067,379	1,834,167
Supplies	368,172	346,611
Prepaid income taxes	49,888	101,389
Deferred income taxes	117,045	89,797
Prepaid expenses and taxes	126,561	112,613
Other current assets	302,284	231,647

Total current assets	3,419,142	2,846,089

Property and equipment:
Land and improvements	614,964	591,457
Buildings and improvements	6,086,169	5,715,066
Equipment and fixtures	3,444,275	3,063,005

Property and equipment, gross	10,145,408	9,369,528
Less accumulated depreciation and amortization	(2,993,535)	(2,513,552)

Property and equipment, net	7,151,873	6,855,976

Goodwill	4,408,138	4,264,845

Other assets, net of accumulated amortization of $394,827 and $313,028 at December 31, 2012 and 2011, respectively	1,627,182	1,241,930

Total assets	$16,606,335	$15,208,840

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$89,911	$63,706
Accounts payable	825,914	748,997
Accrued liabilities:
Employee compensation	713,685	620,508
Interest	110,702	110,121
Other	403,008	367,807

Total current liabilities	2,143,220	1,911,139

Long-term debt	9,451,394	8,782,798

Deferred income taxes	808,489	704,725

Other long-term liabilities	1,039,045	949,990

Total liabilities	13,442,148	12,348,652

Redeemable noncontrolling interests in equity of consolidated subsidiaries	367,666	395,743

Commitments and contingencies (Note 15)
EQUITY
Community Health Systems, Inc. stockholders’ equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 92,925,715 shares issued and 91,950,166 shares outstanding at December 31, 2012, and 91,547,079 shares issued and 90,571,530 shares outstanding at December 31, 2011	929	915
Additional paid-in capital	1,138,274	1,086,008
Treasury stock, at cost, 975,549 shares at December 31, 2012 and 2011	(6,678)	(6,678)
Accumulated other comprehensive loss	(145,310)	(184,479)
Retained earnings	1,743,992	1,501,330

Total Community Health Systems, Inc. stockholders’ equity	2,731,207	2,397,096
Noncontrolling interests in equity of consolidated subsidiaries	65,314	67,349

Total equity	2,796,521	2,464,445

Total liabilities and equity	$16,606,335	$15,208,840

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Interests	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interests	Total

		(In thousands, except share data)

Balance, December 31, 2009	$368,857	94,013,537	$940	$1,158,359	(975,549)	$(6,678)	$(221,385)	$1,019,399	$64,782	$2,015,417
Comprehensive income (loss)	50,292	-	-	-	-	-	(9,542)	279,983	18,166	288,607
Distributions to noncontrolling interests, net of contributions	(40,068)	-	-	-	-	-	-	-	(20,046)	(20,046)
Purchase of subsidiary shares from noncontrolling interests	(3,754)	-	-	(3,529)	-	-	-	-	-	(3,529)
Other reclassifications of noncontrolling interests	1,989	-	-	-	-	-	-	-	(1,989)	(1,989)
Adjustment to redemption value of redeemable noncontrolling interests	10,156	-	-	(10,156)	-	-	-	-	-	(10,156)
Issuance of common stock in connection with the exercise of stock options	-	2,194,862	22	56,916	-	-	-	-	-	56,938
Cancellation of restricted stock for tax withholdings on vested shares	-	(295,171)	(3)	(9,876)	-	-	-	-	-	(9,879)
Repurchases of common stock	-	(3,415,800)	(34)	(113,961)	-	-	-	-	-	(113,995)
Excess tax benefit from exercise of stock options	-	-	-	10,219	-	-	-	-	-	10,219
Stock-based compensation	-	1,147,434	11	38,779	-	-	-	-	-	38,790

Balance, December 31, 2010	387,472	93,644,862	936	1,126,751	(975,549)	(6,678)	(230,927)	1,299,382	60,913	2,250,377
Comprehensive income	54,251	-	-	-	-	-	46,448	201,948	21,424	269,820
Distributions to noncontrolling interests, net of contributions	(39,816)	-	-	-	-	-	-	-	(15,049)	(15,049)
Purchase of subsidiary shares from noncontrolling interests	(7,426)	-	-	(4,556)	-	-	-	-	(1,040)	(5,596)
Other reclassifications of noncontrolling interests	(2,099)	-	-	-	-	-	-	-	1,101	1,101
Adjustment to redemption value of redeemable noncontrolling interests	3,361	-	-	(3,361)	-	-	-	-	-	(3,361)

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling	Common Stock		Additional Paid-in	Treasury Stock		Accumulated Other Comprehensive	Retained	Noncontrolling
	Interests	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interests	Total

		(In thousands, except share data)

Issuance of common stock in connection with the exercise of stock options	-	623,341	6	18,910	-	-	-	-	-	18,916
Cancellation of restricted stock for tax withholdings on vested shares	-	(346,419)	(3)	(13,311)	-	-	-	-	-	(13,314)
Repurchases of common stock	-	(3,469,099)	(35)	(85,790)	-	-	-	-	-	(85,825)
Excess tax benefit from exercise of stock options	-	-	-	4,823	-	-	-	-	-	4,823
Stock-based compensation	-	1,094,394	11	42,542	-	-	-	-	-	42,553

Balance, December 31, 2011	395,743	91,547,079	915	1,086,008	(975,549)	(6,678)	(184,479)	1,501,330	67,349	2,464,445
Comprehensive income	56,235	-	-	-	-	-	39,169	265,640	23,928	328,737
Distributions to noncontrolling interests, net of contributions	(43,613)	-	-	-	-	-	-	-	(24,196)	(24,196)
Purchase of subsidiary shares from noncontrolling interests	(21,607)	-	-	(21,537)	-	-	-	-	(1,143)	(22,680)
Other reclassifications of noncontrolling interests	718	-	-	-	-	-	-	-	(624)	(624)
Adjustment to redemption value of redeemable noncontrolling interests	(19,810)	-	-	19,810	-	-	-	-	-	19,810
Issuance of common stock in connection with the exercise of stock options	-	1,054,075	11	20,858	-	-	-	-	-	20,869
Cancellation of restricted stock for tax withholdings on vested shares	-	(371,946)	(4)	(9,314)	-	-	-	-	-	(9,318)
Net distribution to shareholders	-	-	-	443	-	-	-	(22,978)	-	(22,535)
Excess tax benefit from exercise of stock options	-	-	-	1,110	-	-	-	-	-	1,110
Stock-based compensation	-	696,507	7	40,896	-	-	-	-	-	40,903

Balance, December 31, 2012	$367,666	92,925,715	$929	$1,138,274	(975,549)	$(6,678)	$(145,310)	$1,743,992	$65,314	$2,796,521

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2012	2011	2010
	(In thousands)
Cash flows from operating activities:
Net income	$345,803	$277,623	$348,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	725,558	657,665	609,839
Deferred income taxes	53,407	107,032	97,370
Stock-based compensation expense	40,896	42,542	38,779
Loss on sale, net	-	2,572	-
Impairment of hospitals sold	-	47,930	-
Impairment of long-lived assets	10,000	-	-
Loss from early extinguishment of debt	115,453	66,019	-
Excess tax benefit relating to stock-based compensation	(3,973)	(5,290)	(10,219)
Other non-cash expenses, net	33,251	28,716	12,503
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(204,151)	(138,332)	(27,049)
Supplies, prepaid expenses and other current assets	(99,799)	(42,858)	(39,904)
Accounts payable, accrued liabilities and income taxes	246,301	246,110	161,952
Other	17,374	(27,821)	(2,982)

Net cash provided by operating activities	1,280,120	1,261,908	1,188,730

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(322,315)	(415,360)	(248,251)
Purchases of property and equipment	(768,790)	(776,713)	(667,378)
Proceeds from disposition of hospitals and other ancillary operations	-	173,387	-
Proceeds from sale of property and equipment	5,897	11,160	8,401
Increase in other investments	(297,994)	(188,249)	(137,082)

Net cash used in investing activities	(1,383,202)	(1,195,775)	(1,044,310)

Cash flows from financing activities:
Proceeds from exercise of stock options	20,858	18,910	56,916
Repurchase of restricted stock shares for payroll tax withholding requirements	(9,314)	(13,311)	-
Payment of special dividend to stockholders	(22,535)	-	-
Deferred financing costs	(141,219)	(19,352)	(13,260)
Excess tax benefit relating to stock-based compensation	3,973	5,290	10,219
Stock buy-back	-	(85,790)	(113,961)
Proceeds from noncontrolling investors in joint ventures	535	1,229	7,201
Redemption of noncontrolling investments in joint ventures	(44,287)	(13,022)	(7,318)
Distributions to noncontrolling investors in joint ventures	(68,344)	(56,094)	(68,113)
Borrowings under credit agreements	3,975,866	578,236	-
Issuance of long-term debt	3,825,000	1,000,000	-
Proceeds from receivables facility	350,000	-	-
Repayments of long-term indebtedness	(7,529,503)	(1,651,533)	(61,476)

Net cash provided by (used in) financing activities	361,030	(235,437)	(189,792)

Net change in cash and cash equivalents	257,948	(169,304)	(45,372)
Cash and cash equivalents at beginning of period	129,865	299,169	344,541

Cash and cash equivalents at end of period	$387,813	$129,865	$299,169

Supplemental disclosure of cash flow information:
Interest payments	$594,292	$680,704	$650,712

Income taxes paid, net	$55,551	$26,463	$128,186

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business. Community Health Systems, Inc. is a holding company and operates no business in its own name. On a consolidated basis, Community Health Systems, Inc. and its subsidiaries (collectively the “Company”) own, lease and operate acute care hospitals in non-urban and selected urban markets. As of December 31, 2012, the Company owned or leased 135 hospitals, including four stand-alone rehabilitation or psychiatric hospitals, licensed for 20,334 beds in 29 states. Throughout these notes to the consolidated financial statements, Community Health Systems, Inc. (the “Parent”) and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly-traded Parent or any subsidiary of the Parent owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc.

As of December 31, 2012, Indiana, Texas and Pennsylvania represent the only areas of geographic concentration. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by the Company’s hospitals in Indiana, as a percentage of consolidated operating revenues, were 10.5% in 2012, 10.3% in 2011 and 10.6% in 2010. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by the Company’s hospitals in Texas, as a percentage of consolidated operating revenues, were 14.4% in 2012, 13.1% in 2011 and 13.0% in 2010. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by the Company’s hospitals in Pennsylvania, as a percentage of consolidated operating revenues, were 12.6% in 2012, 11.5% in 2011 and 10.3% in 2010.

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

Cost of Revenue. Substantially all of the Company’s operating expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office, which were $214.8 million, $183.4 million and $155.4 million for the years ended December 31, 2012, 2011 and 2010, respectively. Included in these amounts is stock-based compensation of $40.9 million, $42.5 million and $38.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Cash Equivalents. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplies. Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

Marketable Securities. The Company’s marketable securities are classified as trading or available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Interest and dividends on securities classified as available-for-sale or trading are included in net operating revenues and were not material in all periods presented. Other comprehensive income (loss) included an unrealized gain of $3.0 million, an unrealized loss of $1.0 million and an unrealized gain of $3.7 million during the years ended December 31, 2012, 2011 and 2010, respectively, related to these available-for-sale securities.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and Equipment. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land and improvements (2 to 15 years; weighted-average useful life is 14 years), buildings and improvements (5 to 50 years; weighted-average useful life is 24 years) and equipment and fixtures (4 to 18 years; weighted-average useful life is 8 years). Costs capitalized as construction in progress were $173.4 million and $397.2 million at December 31, 2012 and 2011, respectively. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Interest capitalized related to construction in progress was $23.9 million, $21.4 million and $11.9 million for the years ended December 31, 2012, 2011 and 2010, respectively. Purchases of property and equipment accrued in accounts payable and not yet paid were $50.2 million and $94.2 million at December 31, 2012 and 2011, respectively.

The Company also leases certain facilities and equipment under capital leases (see Note 9). Such assets are amortized on a straight-line basis over the lesser of the term of the lease or the remaining useful lives of the applicable assets.

Goodwill. Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill arising from business combinations is not amortized. Goodwill is required to be evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is reasonably possible that an impairment may exist. The Company performs its annual testing of impairment for goodwill in the fourth quarter of each year.

Other Assets. Other assets consist of costs associated with the issuance of debt, which are included in interest expense over the life of the related debt using the effective interest method, and costs to recruit physicians to the Company’s markets, which are deferred and expensed over the term of the respective physician recruitment contract, which is generally three years, and included in amortization expense. Other assets also include capitalized internal-use software costs, which are expensed over the expected useful life, which is generally three years for routine software and eight to ten years for major software projects, and included in amortization expense.

Third-Party Reimbursement. Net patient service revenue is reported at the estimated net realizable amount from patients, third-party payors and others for services rendered. Operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems, provisions of cost-reimbursement and other payment methods. Approximately 36.1%, 36.5% and 38.1% of operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), for the years ended December 31, 2012, 2011 and 2010, respectively, are related to services rendered to patients covered by the Medicare and Medicaid programs. Revenues from Medicare outlier payments are included in the amounts received from Medicare and were approximately 0.45%, 0.42% and 0.43% of operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), for the years ended December 31, 2012, 2011 and 2010, respectively. In addition, the Company is reimbursed by non-governmental payors using a variety of payment methodologies. Amounts received by the Company for treatment of patients covered by such programs are generally less than the standard billing rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). These net operating revenues are an estimate of the net realizable amount due from these payors. The process of estimating contractual allowances requires the Company to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments the Company receives could be different from the amounts it estimates and records. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. Adjustments to previous program reimbursement estimates are accounted for as contractual allowance adjustments and reported in the periods that such adjustments become known.

Included in net operating revenues for the year ended December 31, 2012 is approximately $105.3 million of net operating revenues from an industry-wide settlement with the United States Department of Health and Human Services and Centers for Medicare and Medicaid Services, based on a claim that acute-care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system in federal fiscal years 1999 through 2011. The underpayments resulted from calculations related to the rural floor budget neutrality adjustments implemented in connection with the Balanced Budget Act of 1997. Also included in net operating revenues for the year ended December 31, 2012 is an unfavorable adjustment of approximately $21.0 million related to the revised Supplemental Security Income ratios issued for federal fiscal years 2006 through 2009 utilized for calculating Medicare Disproportionate Share Hospital reimbursements. Other than these items, contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the years ended December 31, 2012, 2011 and 2010.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amounts due to third-party payors were $80.5 million and $66.0 million as of December 31, 2012 and 2011, respectively, and are included in accrued liabilities-other in the accompanying consolidated balance sheets. Amounts due from third-party payors were $119.2 million and $86.5 million as of December 31, 2012 and 2011, respectively, and are included in other current assets in the accompanying consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2006.

Net Operating Revenues. Net operating revenues are recorded net of provisions for contractual allowance of approximately $49.3 billion, $42.4 billion and $35.8 billion in 2012, 2011 and 2010, respectively. Net operating revenues are recognized when services are provided and are reported at the estimated net realizable amount from patients, third-party payors and others for services rendered. Also included in the provision for contractual allowance shown above is the value of administrative and other discounts provided to self-pay patients eliminated from net operating revenues which was $1.2 billion, $852.4 million and $689.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

In the ordinary course of business, the Company renders services to patients who are financially unable to pay for hospital care. The Company’s policy is to not pursue collections for such amounts, therefore, the related charges for those patients who are financially unable to pay and that otherwise do not qualify for reimbursement from a governmental program are not reported in net operating revenues or in the provision for bad debts, and are thus classified as charity care. The Company determines amounts that qualify for charity care primarily based on the patient’s household income relative to the federal poverty level guidelines, as established by the federal government.

Included in the provision for contractual allowance shown above is $692.4 million, $651.1 million and $512.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues.

The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $125.4 million, $125.7 million and $105.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid patients. These programs are designed with input from Centers for Medicare and Medicaid Services and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Similar programs are also being considered by other states. After these supplemental programs are signed into law, the Company recognizes revenue and related expenses in the period in which amounts are estimable and collection is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and fees, taxes or other program-related costs are reflected in other operating expenses.

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), recognized during the years ended December 31, 2012, 2011 and 2010, is as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Medicare	$3,955,235	$3,654,247	$3,464,117
Medicaid	1,455,650	1,318,756	1,345,315
Managed Care and other third-party payors	7,629,416	7,014,519	6,359,322
Self-pay	1,947,878	1,638,646	1,454,520

Total	$14,988,179	$13,626,168	$12,623,274

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

The Company recognized approximately $126.7 million and $63.4 million during the years ended December 31, 2012 and 2011, respectively, of incentive reimbursement for HITECH incentives from Medicare and Medicaid related to certain of the Company’s hospitals and for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements are presented as a reduction of operating costs and expenses on the consolidated statements of income. The Company received cash related to the incentive reimbursement for HITECH incentives of approximately $141.0 million and $37.4 million, of which $33.3 million and $8.5 million was recorded as deferred revenue as all criteria for gain recognition had not been met, for the years ended December 31, 2012 and 2011, respectively. No incentive reimbursement was recognized and no cash was received for the year ended December 31, 2010 related to HITECH incentives from Medicare and Medicaid.

Physician Income Guarantees. The Company enters into physician recruiting agreements under which it supplements physician income to a minimum amount over a period of time, typically one year, while the physicians establish themselves in the community. As part of the agreements, the physicians are committed to practice in the community for a period of time, typically three years, which extends beyond their income guarantee period. The Company records an asset and liability for the estimated fair value of minimum revenue guarantees on new agreements. Adjustments to the ultimate value of the guarantee paid to physicians are recognized in the period that the change in estimate is identified. The Company amortizes an asset over the life of the agreement. As of December 31, 2012 and 2011, the unamortized portion of these physician income guarantees was $30.1 million and $33.0 million, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Concentrations of Credit Risk.   The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the only significant concentration of credit risk from payors. Accounts receivable, net of contractual allowances, from Medicare were $315.5 million and $250.8 million as of December 31, 2012 and 2011, respectively, representing 7.4% and 6.7% of consolidated net accounts receivable, before allowance for doubtful accounts, as of December 31, 2012 and 2011, respectively.

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

During the year ended December 31, 2012, the Company recorded a pretax impairment charge of $10.0 million to reduce the carrying value of certain long-lived assets at three of its smaller hospitals to their estimated fair value. The impairment was identified because of declining operating results and projections of future cash flows at these hospitals caused by competitive and operational challenges specific to the markets in which these hospitals operate. The impairment did not have a significant impact on the Company’s consolidated financial position, results of operations, or cash flows as of and for the year ended December 31, 2012. There were no impairments of long-lived assets in 2011 or 2010.

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

Accumulated Other Comprehensive Income (Loss) consisted of the following (in thousands):

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)

Balance as of December 31, 2010	$(217,936)	$2,536	$(15,527)	$(230,927)

2011 activity, net of tax	55,145	(960)	(7,737)	46,448

Balance as of December 31, 2011	(162,791)	1,576	(23,264)	(184,479)

2012 activity, net of tax	46,409	3,012	(10,252)	39,169

Balance as of December 31, 2012	$(116,382)	$4,588	$(33,516)	$(145,310)

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

New Accounting Pronouncements.   In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-02, which requires additional disclosures on the effect of significant reclassifications out of accumulated other comprehensive income. The ASU requires a company that reports other comprehensive income to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional details about those amounts. This ASU is effective for fiscal years beginning after December 15, 2012, and will be adopted by the Company on January 1, 2013. As it only requires additional disclosure, the adoption of this ASU will not impact the Company’s consolidated financial position, results of operations or cash flows.

2.  ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-based compensation awards are granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan, amended and restated as of March 24, 2009 (the “2000 Plan”), and the Community Health Systems, Inc. 2009 Stock Option and Award Plan, amended and restated as of March 18, 2011 (the “2009 Plan”).

The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (the “IRC”), as well as stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Prior to being amended in 2009, the 2000 Plan also allowed for the grant of phantom stock. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2000 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10-year contractual term, options granted in 2005 through 2007 have an eight-year contractual term and options granted in 2008 or later have a 10-year contractual term. As of December 31, 2012, 799,129 shares of unissued common stock were reserved for future grants under the 2000 Plan.

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of December 31, 2012, 1,511,339 shares of unissued common stock were reserved for future grants under the 2009 Plan.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in thousands):

	Year Ended December 31,

	2012	2011	2010

Effect on income from continuing operations before income taxes	$(40,896)	$(42,542)	$(38,779)

Effect on net income	$(25,683)	$(27,014)	$(24,625)

At December 31, 2012, $35.2 million of unrecognized stock-based compensation expense was expected to be recognized over a weighted-average period of 17 months. Of that amount, $7.0 million related to outstanding unvested stock options was expected to be recognized over a weighted-average period of 17 months and $28.2 million related to outstanding unvested restricted stock and restricted stock units was expected to be recognized over a weighted-average period of 17 months. There were no modifications to awards during the years ended December 31, 2012, 2011 and 2010.

The fair value of stock options was estimated using the Black Scholes option pricing model with the following assumptions during the years ended December 31, 2012, 2011 and 2010:

	Year Ended December 31,

	2012	2011	2010

Expected volatility	57.8%	33.8%	33.7%

Expected dividends	-	-	-

Expected term	4.1 years	4 years	3.1 years

Risk-free interest rate	0.66%	1.63%	1.41%

In determining the expected term, the Company examined concentrations of option holdings and historical patterns of option exercises and forfeitures, as well as forward-looking factors, in an effort to determine if there were any discernible employee populations. From this analysis, the Company identified two primary employee populations, one consisting of certain senior executives and the other one consisting of substantially all other recipients.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of December 31, 2012, and changes during each of the years in the three-year period ended December 31, 2012, were as follows (in thousands, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of December 31, 2012
Outstanding at December 31, 2009	8,954,081	$30.19
Granted	1,447,500	33.89
Exercised	(2,194,862)	25.88
Forfeited and cancelled	(372,387)	29.80

Outstanding at December 31, 2010	7,834,332	32.08
Granted	1,505,000	35.87
Exercised	(623,341)	30.34
Forfeited and cancelled	(326,849)	33.69

Outstanding at December 31, 2011	8,389,142	32.83
Granted	253,500	21.16
Exercised	(1,050,772)	19.85
Forfeited and cancelled	(487,757)	34.12

Outstanding at December 31, 2012	7,104,113	$34.25	4.6 years	$10,504

Exercisable at December 31, 2012	5,663,196	$34.64	3.8 years	$6,947

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2012, 2011 and 2010, was $9.20, $10.07, and $8.47, respectively. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($30.74) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on December 31, 2012. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2012, 2011 and 2010 was $9.4 million, $6.1 million and $28.9 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of December 31, 2012, and changes during each of the years in the three-year period ended December 31, 2012, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2009	1,897,541	$24.09
Granted	1,099,000	33.83
Vested	(860,749)	27.04
Forfeited	(10,501)	27.84

Unvested at December 31, 2010	2,125,291	27.92
Granted	1,109,949	37.57
Vested	(1,009,959)	27.40
Forfeited	(17,669)	35.68

Unvested at December 31, 2011	2,207,612	32.95
Granted	680,500	21.20
Vested	(1,118,213)	29.67
Forfeited	(25,335)	30.94

Unvested at December 31, 2012	1,744,564	30.50

Phantom stock and restricted stock units (“RSUs”) have been granted to the Company’s outside directors under the 2000 Plan and the 2009 Plan. On February 24, 2010, six of the Company’s seven outside directors each received a grant under the 2000 Plan of 4,130 RSUs and one outside director, who did not stand for reelection in 2010, did not receive such a grant. On February 23, 2011, each of the Company’s outside directors received a grant under the 2009 Plan of 3,688 RSUs. On February 16, 2012, each of the Company’s outside directors received a grant under the 2009 Plan of 6,645 RSUs. Vesting of these shares of phantom stock and RSUs occurs in one-third increments on each of the first three anniversaries of the award date. As of December 31, 2012, all phantom stock has vested and there is no phantom stock outstanding.

Restricted stock units and phantom stock outstanding under the 2000 Plan and the 2009 Plan as of December 31, 2012, and changes during each of the years in the three-year period ended December 31, 2012, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2009	50,057	$19.19
RSUs Granted	24,780	33.90
Vested	(21,449)	18.97
Forfeited	-	-

Unvested at December 31, 2010	53,388	26.11
RSUs Granted	22,128	37.96
Vested	(22,560)	24.68
Forfeited	-	-

Unvested at December 31, 2011	52,956	31.67
RSUs Granted	39,870	21.07
Vested	(29,940)	27.95
Forfeited	-	-

Unvested at December 31, 2012	62,886	26.72

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

	Year Ended December 31,

	2012	2011	2010

Directors’ fees earned and deferred into plan	$110	$220	$180

Share equivalent units	4,056	9,974	5,207

At December 31, 2012, a total of 28,069 share equivalent units were deferred in the plan with an aggregate fair value of $0.9 million, based on the closing market price of the Company’s common stock at December 31, 2012 of $30.74.

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

Effective July 1, 2012, one or more subsidiaries of the Company completed the acquisition of Memorial Health Systems in York, Pennsylvania. This healthcare system includes Memorial Hospital (100 licensed beds), the Surgical Center of York, and other outpatient and ancillary services. As part of this purchase agreement, the Company has agreed to spend at least $75.0 million to build a replacement hospital within five years of the closing date. The total cash consideration paid for fixed assets and working capital was approximately $45.0 million and $2.6 million, respectively, with additional consideration of $12.5 million assumed in liabilities, for a total consideration of $60.1 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of December 31, 2012, approximately $9.9 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective March 5, 2012, one or more subsidiaries of the Company completed a merger with Diagnostic Clinic of Longview, P.A., which is a multi-specialty clinic serving residents of Longview, Texas and surrounding East Texas communities. This merger was accounted for as a purchase business combination. The total cash consideration paid for the business, including net working capital, was approximately $52.3 million, with additional consideration of $6.9 million assumed in liabilities, for a total consideration of $59.2 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of December 31, 2012, approximately $41.8 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital. Adjustments to the purchase price allocation are not expected to be material.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effective March 1, 2012, one or more subsidiaries of the Company completed the acquisition of MetroSouth Medical Center (330 licensed beds) located in Blue Island, Illinois. The total cash consideration paid for fixed assets was approximately $39.3 million with additional consideration of $5.8 million assumed in liabilities as well as a credit applied at closing of $0.9 million for negative acquired working capital, for a total consideration of $44.2 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of December 31, 2012, no goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective January 1, 2012, one or more subsidiaries of the Company completed the acquisition of Moses Taylor Healthcare System based in Scranton, Pennsylvania, which is a healthcare system comprised of two acute care hospitals and other healthcare providers. This healthcare system includes Moses Taylor Hospital (217 licensed beds) located in Scranton, Pennsylvania, and Mid-Valley Hospital (25 licensed beds) located in Peckville, Pennsylvania. The total cash consideration paid for fixed assets and working capital was approximately $151.1 million and $13.1 million, respectively, with additional consideration of $9.4 million assumed in liabilities, for a total consideration of $173.6 million. Based upon the Company’s final purchase price allocation relating to this acquisition as of December 31, 2012, approximately $54.6 million of goodwill has been recorded.

Effective October 1, 2011, one or more subsidiaries of the Company completed the acquisition of Tomball Regional Hospital (358 licensed beds) located in Tomball, Texas. The total cash consideration paid for fixed assets and working capital was approximately $192.0 million and $17.5 million, respectively, with additional consideration of $15.9 million assumed in liabilities, for a total consideration of $225.4 million. Based upon the Company’s final purchase price allocation relating to this acquisition, as of December 31, 2012, approximately $32.4 million of goodwill has been recorded.

Effective May 1, 2011, one or more subsidiaries of the Company completed the acquisition of Mercy Health Partners based in Scranton, Pennsylvania, which is a healthcare system comprised of two acute care hospitals, a long-term acute care facility and other healthcare providers. This healthcare system includes Regional Hospital of Scranton (198 licensed beds) located in Scranton, Pennsylvania, and Tyler Memorial Hospital (48 licensed beds) located in Tunkhannock, Pennsylvania. This healthcare system also includes a long-term acute care facility, Special Care Hospital (67 licensed beds) located in Nanticoke, Pennsylvania, as well as several outpatient clinics and other ancillary facilities. The total cash consideration paid for fixed assets was approximately $150.8 million, with additional consideration of $12.3 million assumed in liabilities as well as a credit applied at closing of $2.1 million for negative acquired working capital, for a total consideration of $161.0 million. Based upon the Company’s final purchase price allocation relating to this acquisition, as of December 31, 2012, approximately $43.1 million of goodwill has been recorded.

Effective October 1, 2010, one or more subsidiaries of the Company completed the acquisition of Forum Health based in Youngstown, Ohio, a healthcare system of two acute care hospitals, a rehabilitation hospital and other healthcare providers. This healthcare system includes Northside Medical Center (355 licensed beds) located in Youngstown, Ohio, and Trumbull Memorial Hospital (311 licensed beds) located in Warren, Ohio. This healthcare system also includes Hillside Rehabilitation Hospital (69 licensed beds) located in Warren, Ohio, as well as several outpatient clinics and other ancillary facilities. The total cash consideration paid for fixed assets and working capital was approximately $93.4 million and $27.8 million, respectively, with additional consideration of $40.3 million assumed in liabilities, for a total consideration of $161.5 million. Based upon the Company’s final purchase price allocation relating to this acquisition, as of December 31, 2012 approximately $8.1 million of goodwill has been recorded.

Effective October 1, 2010, one or more subsidiaries of the Company completed the acquisition of Bluefield Regional Medical Center (240 licensed beds) located in Bluefield, West Virginia. The total cash consideration paid for fixed assets was approximately $35.4 million, with additional consideration of $8.9 million assumed in liabilities as well as a credit applied at closing of $1.8 million for negative acquired working capital, for a total consideration of $42.5 million. Based upon the Company’s final purchase price allocation relating to this acquisition, as of December 31, 2012 approximately $2.4 million of goodwill has been recorded.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Effective July 7, 2010, one or more subsidiaries of the Company completed the acquisition of Marion Regional Healthcare System located in Marion, South Carolina. This healthcare system includes Marion Regional Hospital (124 licensed beds), an acute care hospital, along with a related skilled nursing facility and other ancillary services. The total cash consideration paid for fixed assets and working capital was approximately $18.6 million and $5.8 million, respectively, with additional consideration of $3.9 million assumed in liabilities, for a total consideration of $28.3 million. Based upon the Company’s final purchase price allocation relating to this acquisition, as of December 31, 2012 no goodwill has been recorded.

Approximately $9.9 million, $16.0 million and $8.9 million of acquisition costs related to prospective and closed acquisitions were expensed during the years ended December 31, 2012, 2011 and 2010, respectively, and are included in other operating expenses on the consolidated statements of income.

The table below summarizes the allocations of the purchase price (including assumed liabilities) for the above acquisition transactions (in thousands):

	2012	2011

Current assets	$46,207	$26,017

Property and equipment	178,836	280,639

Goodwill	106,269	73,923

Intangible assets	2,522	2,260

Other long-term assets	490	3,497

Liabilities	34,463	28,089

The operating results of the foregoing transactions have been included in the consolidated statements of income from their respective dates of acquisition, including net operating revenues of $337.0 million for the year ended December 31, 2012 from hospital acquisitions that closed during 2012 and net operating revenues of $169.7 million for the year ended December 31, 2011 from hospital acquisitions that closed during 2011. The following pro forma combined summary of operations of the Company gives effect to using historical information of the operations of the acquisitions in 2012 and 2011 discussed above as if the transactions had occurred as of January 1, 2011 (in thousands, except per share data):

	Year Ended December 31,

	2012	2011

	(Unaudited)
Pro forma net operating revenues	$13,120,413	$12,581,713

Pro forma net income	258,019	163,463

Pro forma net income per share:

Basic	$2.89	$1.82

Diluted	$2.87	$1.80

Pro forma adjustments to net income include adjustments to depreciation and amortization expense, net of the related tax effect, based on the estimated fair value assigned to the long-lived assets acquired, and to interest expense, net of the related tax effect, assuming the increase in long-term debt used to fund the acquisitions had occurred as of January 1, 2011. These pro forma results are not necessarily indicative of the actual results of operations.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Additionally, during the years ended December 31, 2012, 2011 and 2010, the Company paid approximately $41.5 million, $57.9 million and $67.4 million, respectively, to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by its hospitals. In connection with these acquisitions, during 2012, the Company assumed approximately $2.0 million in net working capital liabilities and allocated approximately $10.2 million of the consideration paid to property and equipment and the remainder, approximately $33.3 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. During 2011, the Company allocated approximately $13.1 million of the consideration paid to property and equipment, $2.9 million to net working capital, $1.6 million to other intangible assets and the remainder, approximately $40.3 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. During 2010, the Company allocated approximately $35.6 million of the consideration paid to property and equipment and the remainder, approximately $35.4 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. These acquisition transactions during the years ended December 31, 2012, 2011 and 2010 were accounted for as purchase business combinations.

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

The Company has classified the results of operations for Oregon Medical Group, SouthCrest Hospital, Claremore Regional Hospital and Cleveland Regional Hospital as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2012, 2011 and 2010. As of December 31, 2012, no hospitals are held for sale.

Net operating revenues and loss from discontinued operations for the respective periods are as follows (in thousands):

	Year Ended December 31,

	2012	2011	2010
Net operating revenues	$-	$144,546	$305,562

Loss from operations of entities sold before income taxes	(729)	(12,390)	(10,460)
Impairment of hospitals sold	-	(51,695)	-
Loss on sale, net	-	(4,301)	-

Loss from discontinued operations, before taxes	(729)	(68,386)	(10,460)
Income tax benefit	(263)	(10,115)	(3,688)

Loss from discontinued operations, net of taxes	$(466)	$(58,271)	$(6,772)

Interest expense was allocated to discontinued operations based on sale proceeds available for debt repayment.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are as follows (in thousands):

	Year ended December 31,

	2012	2011
Balance, beginning of year	$4,264,845	$4,150,247

Goodwill acquired as part of acquisitions during the year	141,277	114,473

Consideration adjustments and purchase price allocation adjustments for prior year’s acquisitions	2,016	125

Balance, end of year	$4,408,138	$4,264,845

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments meet the criteria to be classified as reporting units. At December 31, 2012, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $4.3 billion, $40.5 million and $33.3 million, respectively, of goodwill. At December 31, 2011, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $4.2 billion, $40.5 million and $33.3 million, respectively, of goodwill.

Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. The Company performed its last annual goodwill evaluation during the fourth quarter of 2012. No impairment was indicated by this evaluation. The next annual goodwill evaluation will be performed during the fourth quarter of 2013.

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

Approximately $2.7 million of intangible assets other than goodwill were acquired during the year ended December 31, 2012. The gross carrying amount of the Company’s other intangible assets subject to amortization was $61.9 million at December 31, 2012 and $60.0 million at December 31, 2011, and the net carrying amount was $26.3 million at December 31, 2012 and $30.6 million at December 31, 2011. The carrying amount of the Company’s other intangible assets not subject to amortization was $48.1 million and $46.9 million at December 31, 2012 and 2011, respectively. Other intangible assets are included in other assets, net on the Company’s consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average amortization period for the intangible assets subject to amortization is approximately eight years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $7.5 million, $8.1 million and $12.2 million during the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense on intangible assets is estimated to be $6.0 million in 2013, $3.9 million in 2014, $3.2 million in 2015, $2.4 million in 2016, $2.1 million in 2017 and $8.7 million thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The gross carrying amount of capitalized software for internal use was approximately $654.4 million and $451.0 million at December 31, 2012 and 2011, respectively, and the net carrying amount considering accumulated amortization was approximately $354.4 million and $241.3 million at December 31, 2012 and 2011, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At December 31, 2012, there was approximately $161.3 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $100.7 million, $70.5 million and $48.2 million during the years ended December 31, 2012, 2011 and 2010, respectively. Amortization expense on capitalized internal-use software is estimated to be $107.3 million in 2013, $89.4 million in 2014, $44.9 million in 2015, $29.8 million in 2016, $25.6 million in 2017 and $57.4 million thereafter.

5.  INCOME TAXES

The provision for income taxes for income from continuing operations consists of the following (in thousands):

	Year Ended December 31,

	2012	2011	2010

Current:

Federal	$94,080	$23,020	$54,986

State	10,015	7,601	11,208

	104,095	30,621	66,194

Deferred:

Federal	56,487	105,771	92,628

State	(3,080)	1,261	4,859

	53,407	107,032	97,487

Total provision for income taxes for income from continuing operations	$157,502	$137,653	$163,681

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate (dollars in thousands):

	Year Ended December 31,

	2012		2011		2010

	Amount	%	Amount	%	Amount	%

Provision for income taxes at statutory federal rate	$176,320	35.0%	$165,741	35.0%	$181,474	35.0%

State income taxes, net of federal income tax benefit	12,293	2.4	8,212	1.7	8,847	1.7

Release of unrecognized tax benefit	-	-	(6,509)	(1.3)	-	-

Net income attributable to noncontrolling interests	(28,057)	(5.6)	(26,486)	(5.6)	(23,960)	(4.6)

Change in valuation allowance	(1,233)	(0.2)	-	-	(910)	(0.2)

Federal and state tax credits	(2,185)	(0.4)	(3,788)	(0.8)	(2,246)	(0.4)

Other	364	0.1	483	0.1	476	0.1

Provision for income taxes and effective tax rate for income from continuing operations	$157,502	31.3%	$137,653	29.1%	$163,681	31.6%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes as of December 31, 2012 and 2011 consist of (in thousands):

	December 31,

	2012		2011

	Assets	Liabilities	Assets	Liabilities

Net operating loss and credit carryforwards	$170,521	$-	$140,825	$-

Property and equipment	-	762,387	-	727,366

Self-insurance liabilities	124,842	-	113,640	-

Intangibles	-	222,392	-	201,396

Investments in unconsolidated affiliates	-	64,170	-	62,112

Other liabilities	-	22,468	-	22,050

Long-term debt and interest	-	28,920	-	24,115

Accounts receivable	-	38,503	11,435	-

Accrued expenses	55,203	-	49,575	-

Other comprehensive income	102,242	-	128,170	-

Stock-based compensation	31,504	-	28,894	-

Deferred compensation	58,509	-	42,668	-

Other	65,887	-	57,158	-

	608,708	1,138,840	572,365	1,037,039

Valuation allowance	(161,312)	-	(150,254)	-

Total deferred income taxes	$447,396	$1,138,840	$422,111	$1,037,039

The Company believes that the net deferred tax assets will ultimately be realized, except as noted below. Its conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has state net operating loss carry forwards of approximately $3.5 billion, which expire from 2013 to 2032. The Company also has unrecognized deferred tax assets primarily related to interest expense that are included in other comprehensive income. If recognized, additional state net operating losses will be created which the Company does not expect to be able to utilize prior to the expiration of the carryforward period. A valuation allowance of approximately $17.4 million has been recognized for those items. With respect to the deferred tax liability pertaining to intangibles, as included above, goodwill purchased in connection with certain of the Company’s business acquisitions is amortizable for income tax reporting purposes. However, for financial reporting purposes, there is no corresponding amortization allowed with respect to such purchased goodwill.

The valuation allowance increased by $11.1 million during the year ended December 31, 2012 and increased by $23.6 million during the year ended December 31, 2011. In addition to amounts previously discussed, the change in valuation allowance relates to a redetermination of the amount of, and realizability of, net operating losses and credits in certain income tax jurisdictions.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $0.9 million as of December 31, 2012. A total of approximately $0.5 million of interest and penalties is included in the amount of liability for uncertain tax positions at December 31, 2012. During the year ended December 31, 2012, the Company increased interest and penalties by approximately $0.1 million. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its consolidated statements of income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, the Company does not anticipate the change will have a material impact on its consolidated financial statements.

The following is a tabular reconciliation of the total amount of unrecognized tax benefit for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	Year Ended December 31,

	2012	2011	2010

Unrecognized tax benefit, beginning of year	$629	$7,458	$9,234

Gross increases — tax positions in prior period	1,515	349	70

Reductions — tax positions in prior period	-	(3,469)	(1,833)

Lapse of statute of limitations	-	(3,575)	-

Settlements	(1,462)	(134)	(13)

Unrecognized tax benefit, end of year	$682	$629	$7,458

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company has extended the federal statute of limitations for Triad Hospitals, Inc. (“Triad”) for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002, December 31, 2003 and December 31, 2004. The Internal Revenue Service (the “IRS”) has concluded its examination of the federal tax return of Triad for the tax periods ended December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2009 and federal income tax examinations with respect to Community Health Systems, Inc. federal returns for years prior to 2007. The Company’s federal income tax returns for the 2007, 2008, 2009 and 2010 tax years are currently under examination by the IRS. The Company anticipates reaching a resolution on the 2007 and 2008 year examinations within the next six months. The Company believes the results of these examinations will not be material to its consolidated results of operations or consolidated financial position.

Cash paid for income taxes, net of refunds received, was $55.6 million, $26.5 million, and $128.2 million during the years ended December 31, 2012, 2011, and 2010, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,

	2012	2011

Credit Facility:

Term loan A	$712,500	$-

Term loan B	3,619,062	5,949,383

Revolving credit loans	-	30,000

8 7/8% Senior Notes due 2015	-	1,777,617

8% Senior Notes due 2019	2,022,829	1,000,000

7 1/8% Senior Notes due 2020	1,200,000	-

5 1/8% Senior Secured Notes due 2018	1,600,000	-

Receivables Facility	300,000	-

Capital lease obligations	47,951	48,361

Other	38,963	41,143

Total debt	9,541,305	8,846,504

Less current maturities	(89,911)	(63,706)

Total long-term debt	$9,451,394	$8,782,798

Credit Facility

The Company’s wholly-owned subsidiary CHS/Community Health Systems, Inc. (“CHS”) has obtained senior secured financing under a credit facility (the “Credit Facility”) with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The Credit Facility includes a $750 million revolving credit facility for working capital and general corporate purposes. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. The Credit Facility requires quarterly amortization payments of each term loan B facility equal to 0.25% of the outstanding amount of such term loans. On November 5, 2010, CHS entered into an amendment and restatement of the Credit Facility. The amendment extended by two and a half years, until January 25, 2017, the maturity date of $1.5 billion of the existing term loans under the Credit Facility and increased the pricing on these term loans to LIBOR plus 350 basis points. The amendment also increased CHS’ ability to issue additional indebtedness under the uncommitted incremental facility to $1.0 billion from $600 million, permitted CHS to issue term loan A loans under the incremental facility, and provided up to $2.0 billion of borrowing capacity from receivable transactions, an increase of $0.5 billion, of which $1.7 billion would be required to be used for repayment of existing term loans. On February 2, 2012, CHS completed a second amendment and restatement of the Credit Facility to extend an additional $1.6 billion of the term loans due 2014 under the Credit Facility to match the maturity date and interest rate margins of the term loans due January 25, 2017.

On August 3, 2012, CHS entered into Amendment No. 1 to the Credit Facility to provide increased flexibility for refinancing and repayment of the term loans due 2014 and amend certain other terms. On August 17, 2012, the Company made a prepayment of $1.6 billion on the term loans due July 25, 2014, utilizing the proceeds from the issuance of $1.6 billion of 5 1/8% Senior Secured Notes due 2018. On August 22, 2012, CHS entered into a loan modification agreement with respect to the Credit Facility to extend approximately $340 million of the term loans due 2014 to match the maturity date and interest rate margins of the term loans due January 25, 2017.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On November 27, 2012, CHS entered into Amendment No. 2 to the Credit Facility to provide increased flexibility for the Company to make investments and restricted payments, incur debt related to acquisitions, amend certain other terms of the Credit Facility, including the maximum leverage ratio and interest coverage ratio financial coverage levels, and add a one year 1% prepayment premium payable in connection with a repricing of the term loans due in 2017. The extended term loans are subject to customary acceleration events and earlier maturity if the repayment, extension or refinancing with longer maturity on substantially all of the outstanding term loans maturing July 25, 2014 does not occur by April 15, 2015. The July 25, 2014 maturity date of the balance of the remaining non-extended term loans at December 31, 2012 of approximately $266.1 million remains unchanged.

Effective March 6, 2012, the Company obtained a new $750 million senior secured revolving credit facility (the “Replacement Revolver Facility”) and a new $750 million incremental term loan A facility (the “Incremental Term Loan”) subject to the terms and conditions set forth in the Credit Facility. The Replacement Revolver Facility replaced in full the existing revolving credit facility under the Credit Facility. The net proceeds of the Incremental Term Loan were used to repay the same amount of the existing term loans under the Credit Facility. Both the Replacement Revolver Facility and the Incremental Term Loan have a maturity date of October 25, 2016, subject to customary acceleration events and to earlier maturity if the repayment, extension or refinancing with longer maturity debt of substantially all of the Company’s then outstanding term loans maturing July 25, 2014 and the now fully redeemed 8 7/8% Senior Notes does not occur by April 25, 2014. The pricing on each of the Replacement Revolver Facility and the Incremental Term Loan is initially LIBOR plus a margin of 250 basis points, subject to adjustment based on the Company’s leverage ratio. The Incremental Term Loan amortizes at 5% in year one, 10% in years two and three, 15% in year four and 60% in year five.

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

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at CHS’ option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus 0.50% or (3) the adjusted London Interbank Offered Rate (“LIBOR”) on such day for a three-month interest period commencing on the second business day after such day plus 1%, or (b) a reserve adjusted LIBOR for dollars (Eurodollar rate) (as defined). The applicable percentage for Alternate Base Rate loans is 1.25% for term loans due 2014 and is 2.50% for term loans due 2017. The applicable percentage for Eurodollar rate loans is 2.25% for term loans due 2014 and 3.50% for term loans due 2017. The applicable percentage for revolving loans and the Incremental Term Loan is 1.50% for Alternate Base Rate loans and 2.50% for Eurodollar loans, in each case subject to reduction based on the Company’s leverage ratio. Loans under the swingline subfacility bear interest at the rate applicable to Alternate Base Rate loans under the Credit Facility.

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

As of December 31, 2012, the availability for additional borrowings under the Credit Facility was $750 million pursuant to the Replacement Revolver Facility, of which $37.8 million was set aside for outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion, which CHS has not yet accessed. As of December 31, 2012, the weighted-average interest rate under the Credit Facility, excluding swaps, was 4.2%.

The term loans are scheduled to be paid with principal payments for future years as follows (in thousands):

Year	Amount

2013	$75,000

2014	358,528

2015	147,336

2016	484,836

2017	3,265,862

Thereafter	-

Total	$4,331,562

As of December 31, 2012 and 2011, the Company had letters of credit issued, primarily in support of potential insurance-related claims and certain bonds, of approximately $37.8 million and $37.7 million, respectively.

Subsequent to the issuance of the Company’s 2012 Quarterly Reports on Form 10-Q, the Company determined that the conversion of the term loans due 2014 to extended term loans resulting from the second amendment and restatement of its Credit Facility on February 2, 2012 and the loan modification agreement on August 22, 2012 should be presented as net financing activities in the consolidated statement of cash flows. Such activities were presented in the previously issued Quarterly Reports on Form 10-Q as a gross-up of borrowings and repayments of debt in the condensed consolidated statement of cash flows. There was no impact on net cash flows provided by financing activities as previously presented. This correction is reflected in the consolidated statement of cash flows in this Annual Report on Form 10-K. The Company plans to correct the comparable 2012 information in future Quarterly Reports on Form 10-Q. Management does not believe such correction is material to the previously issued condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8 7/8% Senior Notes due 2015

The 8 7/8% Senior Notes due 2015 (the “8 7/8% Senior Notes”) were issued by CHS in the principal amount of approximately $3.0 billion. The 8 7/8% Senior Notes were to mature on July 15, 2015. The 8 7/8% Senior Notes bore interest at the rate of 8.875% per annum, payable semiannually in arrears on January 15 and July 15, commencing January 15, 2008. Interest on the 8 7/8% Senior Notes accrued from the date of original issuance. Interest was calculated on the basis of a 360-day year comprised of twelve 30-day months.

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

8% Senior Notes due 2019

On November 22, 2011, CHS completed its offering of $1.0 billion aggregate principal amount of 8% Senior Notes due 2019 (the “8% Senior Notes”), which were issued in a private placement. The net proceeds from this issuance, together with available cash on hand, were used to finance the purchase of up to $1.0 billion aggregate principal amount of CHS’ then outstanding 8 7/8% Senior Notes and related fees and expenses. On March 21, 2012, CHS completed the secondary offering of $1.0 billion aggregate principal amount of 8% Senior Notes, which were issued in a private placement (at a premium of 102.5%). The net proceeds from this issuance were used to finance the purchase of approximately $850 million aggregate principal amount of CHS’ then outstanding 8 7/8% Senior Notes, to pay related fees and expenses and for general corporate purposes. The 8% Senior Notes bear interest at 8% per annum, payable semiannually in arrears on May 15 and November 15, commencing May 15, 2012. Interest on the 8% Senior Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

Except as set forth below, CHS is not entitled to redeem the 8% Senior Notes prior to November 15, 2015.

Prior to November 15, 2014, CHS is entitled, at its option, to redeem a portion of the 8% Senior Notes (not to exceed 35% of the outstanding principal amount) at a redemption price of 108.000%, plus accrued and unpaid interest, with the proceeds from certain public equity offerings. Prior to November 15, 2015, CHS may redeem some or all of the 8% Senior Notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the 8% Senior Notes indenture. On and after November 15, 2015, CHS is entitled, at its option, to redeem all or a portion of the 8% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on November 15 of the years set forth below:

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

7 1/8% Senior Notes due 2020

On July 18, 2012, CHS completed an underwritten public offering under its automatic shelf registration filed with the Securities and Exchange Commission (the “SEC”) of $1.2 billion aggregate principal amount of 7 1/8% Senior Notes due 2020 (the “7 1/8% Senior Notes”). The net proceeds from this issuance were used to finance the purchase of $934.3 million aggregate principal amount of CHS’ outstanding 8 7/8% Senior Notes and related fees and expenses and for general corporate purposes. The 7 1/8% Senior Notes bear interest at 7.125% per annum, payable semiannually in arrears on July 15 and January 15, commencing January 15, 2013. Interest on the 7 1/8% Senior Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

Except as set forth below, CHS is not entitled to redeem the 7 1/8% Senior Notes prior to July 15, 2016.

Prior to July 15, 2015, CHS is entitled, at its option, to redeem a portion of the 7 1/8% Senior Notes (not to exceed 35% of the outstanding principal amount) at a redemption price of 107.125%, plus accrued and unpaid interest, with the proceeds from certain public equity offerings. Prior to July 15, 2016, CHS may redeem some or all of the 7 1/8% Senior Notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the 7 1/8% Senior Notes indenture. On and after July 15, 2016, CHS is entitled, at its option, to redeem all or a portion of the 7 1/8% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on July 15 of the years set forth below:

Period	Redemption Price

2016	103.563%

2017	101.781%

2018 and thereafter	100.000%

5  1/8% Senior Secured Notes due 2018

On August 17, 2012, CHS completed an underwritten public offering under its automatic shelf registration filed with the SEC of $1.6 billion aggregate principal amount of 5 1/8% Senior Secured Notes due 2018 (the “5 1/8% Senior Secured Notes”). The net proceeds from this issuance, together with available cash on hand, were used to finance the prepayment of $1.6 billion of the outstanding term loans due 2014 under the Credit Facility and related fees and expenses. The 5 1/8% Senior Secured Notes bear interest at 5.125% per annum, payable semiannually in arrears on August 15 and February 15, commencing February 15, 2013. Interest on the 5 1/8% Senior Secured Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 5 1/8% Senior Secured Notes are secured by a first-priority lien subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility, and subject to prior ranking liens permitted by the indenture governing the 5 1/8% Senior Secured Notes on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility.

Except as set forth below, CHS is not entitled to redeem the 5 1/8% Senior Secured Notes prior to August 15, 2015.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prior to August 15, 2015, CHS is entitled, at its option, to redeem a portion of the 5 1/8% Senior Notes (not to exceed 35% of the outstanding principal amount) at a redemption price of 105.125%, plus accrued and unpaid interest, with the proceeds from certain public equity offerings. Prior to August 15, 2015, CHS may redeem some or all of the 5 1/8% Senior Secured Notes at a price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the 5 1/8% Senior Secured Notes indenture. On and after August 15, 2015, CHS is entitled, at its option, to redeem all or a portion of the 5 1/8% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on August 15 of the years set forth below:

Period	Redemption Price

2015	102.563%

2016	101.281%

2017 and thereafter	100.000%

Receivables Facility

On March 21, 2012, the Company and certain of its subsidiaries entered into an accounts receivable loan agreement (the “Receivables Facility”) with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. The existing and future patient-related accounts receivable (the “Receivables”) for certain of the Company’s hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2014, subject to customary termination events that could cause an early termination date. The Company maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of the Company’s subsidiaries to the Company, which then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by the Company. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $300 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to the Company or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at December 31, 2012 totaled $300.0 million and are classified as long-term debt on the consolidated balance sheet. At December 31, 2012, the carrying amount of Receivables included in the Receivables Facility totaled approximately $927.8 million and are included in patient accounts receivable on the consolidated balance sheet.

Loss from Early Extinguishment of Debt

The financing transactions discussed above relating to the repayment of the Company’s term loans under the Credit Facility and the 8 7/8% Senior Notes due 2015 resulted in a loss from early extinguishment of debt of $115.5 million and $66.0 million for the years ended December 31, 2012 and 2011, respectively, and an after-tax loss of $71.8 million and $42.0 million for the years ended December 31, 2012 and 2011, respectively.

Other Debt

As of December 31, 2012, other debt consisted primarily of the mortgage obligation on the Company’s corporate headquarters and other obligations maturing in various installments through 2020.

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to 22 separate interest swap agreements in effect at December 31, 2012, with an aggregate notional amount of approximately $3.1 billion. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, a margin above LIBOR of 225 basis points for the outstanding balance of revolver loans and term loans due in 2014, 250 basis points for the Replacement Revolver Facility and the Incremental Term

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Loan and 350 basis points for term loans due in 2017 under the Credit Facility. See Note 7 for additional information regarding these swaps.

As of December 31, 2012, the scheduled maturities of long-term debt outstanding, including capital lease obligations for each of the next five years and thereafter are as follows (in thousands):

Year	Amount

2013	$89,911

2014	666,303

2015	151,566

2016	488,645

2017	3,287,628

Thereafter	4,834,423

Total maturities	9,518,476

Plus unamortized note premium	22,829

Total long-term debt	$9,541,305

The Company paid interest of $594.3 million, $680.7 million and $650.7 million on borrowings during the years ended December 31, 2012, 2011 and 2010, respectively.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of December 31, 2012 and 2011, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	December 31,
	2012		2011
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Assets:

Cash and cash equivalents	$387,813	$387,813	$129,865	$129,865

Available-for-sale securities	56,376	56,376	31,582	31,582

Trading securities	34,696	34,696	30,486	30,486

Liabilities:

Credit Facility	4,331,562	4,357,910	5,979,383	5,780,877

8 7/8% Senior Notes	-	-	1,777,617	1,842,322

8% Senior Notes	2,022,829	2,185,220	1,000,000	995,000

7 1/8% Senior Notes	1,200,000	1,285,848	-	-

5 1/8% Senior Secured Notes	1,600,000	1,674,480	-	-

Receivables Facility and other debt	338,963	338,963	41,143	41,143

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The estimated fair value is determined using the methodologies discussed below in accordance with accounting standards related to the determination of fair value based on the U.S. GAAP fair value hierarchy as discussed in Note 8. The estimated fair value for financial instruments with a fair value that does not equal its carrying value is considered a Level 1 valuation. The Company utilizes the market approach and obtains indicative pricing from the administrative agent to the Credit Facility to determine fair values, which are validated through publicly available subscription services such as Bloomberg where relevant.

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the years ended December 31, 2012 and 2011, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at December 31, 2012, each swap agreement entered into by the Company was in a net liability position so that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest rate swaps consisted of the following at December 31, 2012:

Swap #	Notional Amount (in 000’s)	Fixed Interest Rate	Termination Date	Fair Value of Liability (in 000’s)

1	$200,000	2.242%	February 28, 2013	$621

2	100,000	5.023%	May 30, 2013	1,947

3	300,000	5.242%	August 6, 2013	8,885

4	100,000	5.038%	August 30, 2013	3,151

5	50,000	3.586%	October 23, 2013	1,333

6	50,000	3.524%	October 23, 2013	1,308

7	100,000	5.050%	November 30, 2013	4,339

8	200,000	2.070%	December 19, 2013	3,400

9	100,000	5.231%	July 25, 2014	7,650

10	100,000	5.231%	July 25, 2014	7,650

11	200,000	5.160%	July 25, 2014	15,078

12	75,000	5.041%	July 25, 2014	5,514

13	125,000	5.022%	July 25, 2014	9,153

14	100,000	2.621%	July 25, 2014	3,560

15	100,000	3.110%	July 25, 2014	4,326

16	100,000	3.258%	July 25, 2014	4,558

17	200,000	2.693%	October 26, 2014	8,484

18	300,000	3.447%	August 8, 2016	30,395

19	200,000	3.429%	August 19, 2016	20,257

20	100,000	3.401%	August 19, 2016	10,033

21	200,000	3.500%	August 30, 2016	20,889

22	100,000	3.005%	November 30, 2016	9,069

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

Assuming no change in December 31, 2012 interest rates, approximately $94.6 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tabular disclosure provides the amount of pre-tax loss recognized as a component of OCI during the years ended December 31, 2012 and 2011 (in thousands):

	Amount of Pre-Tax Loss Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Year Ended December 31,
	2012	2011

Interest rate swaps	$(69,020)	$(122,686)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the consolidated statements of income during the years ended December 31, 2012 and 2011 (in thousands):

Location of Loss Reclassified from	Amount of Pre-Tax Loss Reclassified from AOCL into Income (Effective Portion)
AOCL into Income (Effective Portion)	Year Ended December 31,
	2012	2011

Interest expense, net	$141,648	$208,985

The fair values of derivative instruments in the consolidated balance sheets as of December 31, 2012 and 2011 were as follows (in thousands):

	Asset Derivatives				Liability Derivatives

	December 31, 2012		December 31, 2011		December 31, 2012		December 31, 2011

	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments	Other assets, net	$-	Other assets, net	$-	Other long- term liabilities	$181,600	Other long- term liabilities	$254,228

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

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 31, 2012 and 2011 (in thousands):

	December 31, 2012	Level 1	Level 2	Level 3

Available-for-sale securities	$56,376	$56,376	$-	$-

Trading securities	34,696	34,696	-	-

Total assets	$91,072	$91,072	$-	$-

Fair value of interest rate swap agreements	$181,600	$-	$181,600	$-

Total liabilities	$181,600	$-	$181,600	$-

	December 31, 2011	Level 1	Level 2	Level 3

Available-for-sale securities	$31,582	$31,582	$-	$-

Trading securities	30,486	30,486	-	-

Total assets	$62,068	$62,068	$-	$-

Fair value of interest rate swap agreements	$254,228	$-	$254,228	$-

Total liabilities	$254,228	$-	$254,228	$-

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at December 31, 2012 resulted in a decrease in the fair value of the related liability of $3.6 million and an after-tax adjustment of $2.3 million to OCI. The CVA on the Company’s interest rate swap agreements at December 31, 2011 resulted in a decrease in the fair value of the related liability of $21.7 million and an after-tax adjustment of $13.9 million to OCI.

The majority of the inputs used to value its interest rate swap agreements, including the forward interest rate curves and market perceptions of the Company’s credit risk used in the CVAs, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuations are classified in Level 2 of the fair value hierarchy.

9.  LEASES

The Company leases hospitals, medical office buildings, and certain equipment under capital and operating lease agreements. During 2012, 2011 and 2010, the Company entered into capital lease obligations of $5.0 million, $3.0 million and $22.7 million, respectively. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs.

Commitments relating to noncancellable operating and capital leases for each of the next five years and thereafter are as follows (in thousands):

Year Ended December 31,	Operating (1)	Capital
2013	$185,532	$8,795

2014	159,365	7,925

2015	129,121	6,569

2016	92,585	5,799

2017	63,851	5,600

Thereafter	156,106	52,475

Total minimum future payments	$786,560	87,163

Less: Imputed interest		(39,212)

Total capital lease obligations		47,951

Less: Current portion		(4,631)

Long-term capital lease obligations		$43,320

(1) Minimum lease payments have not been reduced by minimum sublease rentals due in the future of $21.0 million.

Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $27.9 million of land and improvements, $200.1 million of buildings and improvements and $65.1 million of equipment and fixtures as of December 31, 2012 and $27.9 million of land and improvements, $193.7 million of buildings and improvements and $69.3 million of equipment and fixtures as of December 31, 2011. The accumulated depreciation related to assets under capital leases was $129.1 million and $119.3 million as of December 31, 2012 and 2011, respectively. Depreciation of assets under capital leases is included in depreciation and amortization expense and amortization of debt discounts on capital lease obligations is included in interest expense in the consolidated statements of income.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10.  EMPLOYEE BENEFIT PLANS

The Company maintains various benefit plans, including defined contribution plans, defined benefit plans and deferred compensation plans, for which the Company’s subsidiary, CHS, is the plan sponsor. The CHS/Community Health Systems, Inc. Retirement Savings Plan is a defined contribution plan which covers the majority of the employees of the Company. Employees of certain subsidiaries whose employment is covered by collective bargaining agreements are eligible to participate in one of several other defined contribution plans including the CHS/Community Health Systems, Inc. Standard 401(k) Plan, which was established effective October 1, 2010 for the benefit of employees at the three hospitals acquired in Youngstown, Ohio and Warren, Ohio and their beneficiaries. This plan is structured such that employees of other subsidiaries may become eligible to participate as new entities are acquired by the Company or upon changes to collective bargaining agreements covering participants in the other defined contribution plans. Total expense to the Company under the 401(k) plans was $108.5 million, $101.7 million and $95.8 million for the years ended December 31, 2012, 2011 and 2010, respectively.

The Company maintains unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability under the deferred compensation plans was $87.3 million and $71.4 million as of December 31, 2012 and 2011, respectively. The Company had assets of $87.1 million and $72.5 million as of December 31, 2012 and 2011, respectively, in a non-qualified plan trust generally designated to pay benefits of the deferred compensation plans, consisting of trading securities of $34.7 million and $30.5 million as of December 31, 2012 and 2011, respectively, and company-owned life insurance contracts of $52.4 million and $42.0 million as of December 31, 2012 and 2011, respectively.

The Company maintains the CHS/Community Health Systems, Inc. Retirement Income Plan, which is a defined benefit, non-contributory pension plan that covers certain employees at three of its hospitals (“Pension Plan”). The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company expects to make no contribution to the Pension Plan in 2013. The Company also provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for both the Pension Plan and SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations, net periodic cost and funding requirements in future periods. The Company had available-for-sale securities in a rabbi trust generally designated to pay benefits of the SERP in the amounts of $56.4 million and $31.6 million at December 31, 2012 and 2011, respectively. These amounts are included in other assets, net on the consolidated balance sheets.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the benefit obligations and funded status for the Company’s Pension and SERP Plans at December 31, 2012 and 2011 follows (in thousands):

	Pension Plan		SERP

	2012	2011	2012	2011

Change in benefit obligation:

Benefit obligation, beginning of year	$51,112	$39,682	$86,150	$73,840

Service cost	1,227	1,315	5,808	5,197

Interest cost	2,140	2,159	3,398	3,434

Curtailment	(814)	-	-	-

Actuarial loss	3,590	8,480	10,752	5,225

Benefits paid	(742)	(524)	(1,270)	(1,546)

Benefit obligation, end of year	56,513	51,112	104,838	86,150

Change in plan assets:

Fair value of assets, beginning of year	35,052	34,354	-	-

Actual return on plan assets	4,013	(536)	-	-

Employer contributions	1,392	1,758	-	-

Benefits paid	(742)	(524)	-	-

Fair value of assets, end of year	39,715	35,052	-	-

Unfunded status	$(16,798)	$(16,060)	$(104,838)	$(86,150)

A summary of the amounts recognized in the accompanying consolidated balance sheets at December 31, 2012 and 2011 follows (in thousands):

	Pension Plan		SERP

	2012	2011	2012	2011

Noncurrent asset	$-	$-	$-	$-

Current liability	-	-	-	(1,191)

Noncurrent liability	(16,798)	(16,060)	(104,838)	(84,959)

Net amount recognized in the consolidated balance sheets	$(16,798)	$(16,060)	$(104,838)	$(86,150)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of the amounts recognized in AOCL at December 31, 2012 and 2011 follows (in thousands):

	Pension Plan		SERP

	2012	2011	2012	2011

Prior service (credit) cost	$1	$(1,076)	$5,388	$7,084

Net actuarial loss	14,020	13,260	32,502	23,779

Total amount recognized in AOCL	$14,021	$12,184	$37,890	$30,863

A summary of the plans’ benefit obligation and the fair value of plan assets at December 31, 2012 and 2011 follows (in thousands):

	Pension Plan		SERP

	2012	2011	2012	2011

Projected benefit obligation	$56,513	$51,112	$104,838	$86,150

Accumulated benefit obligation	56,267	50,745	93,844	66,172

Fair value of plan assets	39,715	35,052	-	-

A summary of the weighted-average assumptions used by the Company to determine benefit obligations as of December 31, 2012 and 2011 follows:

	Pension Plan		SERP

	2012	2011	2012	2011

Discount rate	3.90%	4.33%	3.00%	4.00%

Annual salary increases	5.00%	4.50%	4.00%	4.00%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

A summary of net periodic cost and other amounts recognized in OCI for the years ended December 31, 2012, 2011 and 2010 follows (in thousands):

	Pension Plan			SERP

	2012	2011	2010	2012	2011	2010

Service cost	$1,227	$1,315	$1,169	$5,808	$5,197	$4,661

Interest cost	2,140	2,159	2,051	3,398	3,434	3,728

Expected return on plan assets	(2,866)	(2,771)	(2,497)	-	-	-

Amortization of unrecognized prior service (credit) cost	(124)	(141)	(38)	1,697	1,696	1,697

Amortization of net loss	870	-	-	2,028	1,533	1,459

Curtailment credit	(952)	-	(1,910)	-	-	-

Net periodic cost	295	562	(1,225)	12,931	11,860	11,545

Prior service cost (credit) arising during period	952	-	(2,770)	-	-	(24)

Net loss (gain) arising during period	1,630	11,787	(2,044)	10,752	5,225	4,396

Amortization of:

Prior service credit (cost)	124	141	38	(1,697)	(1,696)	(1,697)

Net actuarial loss	(870)	-	-	(2,028)	(1,533)	(1,459)

Total amount recognized in OCI	1,836	11,928	(4,776)	7,027	1,996	1,216

Total recognized in net periodic cost and OCI	$2,131	$12,490	$(6,001)	$19,958	$13,856	$12,761

A summary of the expected amortization amounts to be included in net periodic cost for 2013 are as follows (in thousands):

	Pension Plan	SERP

Prior service cost	$-	$1,078

Actuarial loss	1,044	2,446

A summary of the weighted-average assumptions used by the Company to determine net periodic cost for the years ended December 31, 2012, 2011 and 2010 follows:

	Pension Plan			SERP

	2012	2011	2010	2012	2011	2010

Discount rate	4.33%	5.50%	5.99%	4.00%	4.75%	6.00%

Rate of compensation increase	4.50%	4.50%	4.50%	4.00%	4.00%	5.00%

Expected long-term rate of return on assets	8.00%	8.00%	8.50%	N/A	N/A	N/A

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company’s weighted-average asset allocations by asset category at December 31, 2012 and 2011 were as follows:

	Pension Plan		SERP

	2012	2011	2012	2011

Equity securities	100.00%	100.00%	N/A	N/A

Debt securities	-%	-%	N/A	N/A

Total	100.00%	100.00%	N/A	N/A

The Pension Plan assets are invested in mutual funds with an underlying investment allocation of 60% equity securities and 40% debt securities. All assets are measured at fair value using quoted prices in active markets and therefore are classified as Level 1 measurements in the fair value hierarchy. The expected long-term rate of return for the Pension Plan assets is based on current expected long-term inflation and historical rates of return on equities and fixed income securities, taking into account the investment policy under the plan. The expected long-term rate of return is weighted based on the target allocation for each asset category. Equity securities are expected to return between 7.0% and 11.0% and debt securities are expected to return between 2.0% and 5.5%. The Company expects the Pension Plan asset managers will provide a premium of up to approximately 1.5% per annum to the respective market benchmark indices.

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

The estimated future benefit payments reflecting future service as of December 31, 2012 for the Pension Plan and SERP plan follows (in thousands):

Year Ending	Pension Plan	SERP

2013	$1,484	-

2014	1,590	13,337

2015	1,695	4,538

2016	1,955	46,422

2017	2,040	19,221

2018-2022	13,391	23,300

11.  STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of December 31, 2012, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On December 14, 2011, the Company adopted a new open market repurchase program for up to 4,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. The new repurchase program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased, or when the maximum dollar amount of repurchases has been expended. Through December 31, 2012, no shares have been purchased and retired under this program.

On September 15, 2010, the Company commenced an open market repurchase program for up to 4,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. This program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased or when the maximum dollar amount of repurchases has been expended. During the year ended December 31, 2012, the Company did not repurchase any shares under this program. During the year ended December 31, 2011, the Company repurchased and retired 3,469,866 shares at a weighted average price of $24.68 under this program. The cumulative number of shares that have been repurchased and retired under this program through December 31, 2012 is 3,921,138 shares at a weighted-average price of $25.39 per share.

Historically, the Company has not paid any cash dividends. In December 2012, the Company declared and paid a special dividend of $0.25 per share to holders of its common stock at the close of business as of December 17, 2012, which totaled approximately $23.0 million. In the foreseeable future, the Company does not anticipate the payment of any other cash dividends. The Company’s Credit Facility limits the Company’s ability to pay dividends and/or repurchase stock to an amount not to exceed $150 million in the aggregate plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the 8% Senior Notes due 2019 and the 7 1/8% Senior Notes due 2020 (collectively, the “Senior Notes”) and the 5 1/8% Senior Secured Notes due 2018 also limit the Company’s ability to pay dividends and/or repurchase stock. As of December 31, 2012, under the most restrictive test under these agreements, the Company has approximately $178.1 million remaining available with which to pay permitted dividends and/or repurchase shares of stock or its Senior Notes.

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in thousands):

	Year Ended December 31,

	2012	2011	2010

Net income attributable to Community Health Systems, Inc. stockholders	$265,640	$201,948	$279,983

Transfers to the noncontrolling interests:

Net decrease in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	(21,537)	(4,556)	(3,529)

Net transfers to the noncontrolling interests	(21,537)	(4,556)	(3,529)

Change to Community Health Systems, Inc. stockholders’ equity from net income attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$244,103	$197,392	$276,454

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12.  EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income from continuing operations, discontinued operations and net income attributable to Community Health Systems, Inc. common stockholders (in thousands, except share data):

	Year Ended December 31,
	2012	2011	2010
Numerator:
Income from continuing operations, net of taxes	$346,269	$335,894	$355,213
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	80,163	75,675	68,577

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$266,106	$260,219	$286,636

Loss from discontinued operations, net of taxes	$(466)	$(58,271)	$(6,772)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	-	-	(119)

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(466)	$(58,271)	$(6,653)

Denominator:
Weighted-average number of shares outstanding — basic	89,242,949	89,966,933	91,718,791
Effect of dilutive securities:
Restricted stock awards	335,664	327,652	542,488
Employee stock options	212,227	361,554	667,606
Other equity-based awards	16,097	10,209	17,163

Weighted-average number of shares outstanding — diluted	89,806,937	90,666,348	92,946,048

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive were as follows:

	Year Ended December 31,
	2012	2011	2010

Employee stock options and restricted stock awards	7,071,896	6,432,281	4,882,338

13.  EQUITY INVESTMENTS

As of December 31, 2012, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia, in which HCA Inc. owns the majority interest.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized combined financial information for these unconsolidated entities in which the Company owns an equity interest is as follows (in thousands):

	December 31,

	2012	2011
Current assets	$240,086	$233,496

Noncurrent assets	847,484	790,125

Total assets	$1,087,570	$1,023,621

Current liabilities	$89,933	$82,687

Noncurrent liabilities	1,941	2,094

Members’ equity	995,569	938,672

Noncontrolling interest	127	168

Total liabilities and equity	$1,087,570	$1,023,621

	Year Ended December 31,

	2012	2011	2010

Revenues	$1,236,915	$1,230,146	$1,195,108

Operating costs and expenses	$1,079,055	$1,068,212	$1,044,751

Income from continuing operations before taxes	$157,762	$162,124	$150,640

The summarized financial information was derived from the unaudited financial information provided to the Company by those unconsolidated entities.

The Company’s investment in all of its unconsolidated affiliates was $432.1 million and $422.2 million at December 31, 2012 and 2011, respectively, and is included in other assets, net in the accompanying consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $42.0 million, $49.5 million and $45.4 million for the years ended December 31, 2012, 2011 and 2010, respectively.

14.  SEGMENT INFORMATION

The Company currently operates in three distinct operating segments, represented by hospital operations (which includes its general acute care hospitals and related healthcare entities that provide inpatient and outpatient healthcare services), home care agency operations (which provide in-home outpatient care), and hospital management services (which provides executive management and consulting services to non-affiliated acute care hospitals). Only the hospital operations segment meets the criteria as a separate reportable segment. The financial information for the home care agencies and hospital management services segments do not meet the quantitative thresholds for a separate identifiable reportable segment and are combined into the corporate and all other reportable segment.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The distribution between reportable segments of the Company’s net operating revenues, income from continuing operations before income taxes, expenditures for segment assets and total assets is summarized in the following tables (in thousands):

	December 31,

	2012	2011	2010
Net operating revenues:

Hospital operations	$12,751,982	$11,631,382	$10,813,383

Corporate and all other	277,003	274,830	279,039

Total	$13,028,985	$11,906,212	$11,092,422

Income from continuing operations before income taxes:

Hospital operations	$858,699	$720,215	$662,303

Corporate and all other	(354,928)	(246,668)	(143,409)

Total	$503,771	$473,547	$518,894

Expenditures for segment assets:

Hospital operations	$729,757	$737,391	$646,509

Corporate and all other	39,033	39,322	20,869

Total	$768,790	$776,713	$667,378

	December 31,

	2012		2011
Total assets:

Hospital operations	$15,142,281		$13,984,964

Corporate and all other	1,464,054		1,223,876

Total	$16,606,335		$15,208,840

15.  COMMITMENTS AND CONTINGENCIES

Construction and Other Capital Commitments.  Pursuant to a hospital purchase agreement in effect as of December 31, 2012, and where final certificate of need approval has been obtained, the Company has agreed to build a replacement facility in York, Pennsylvania. The estimated construction cost, including equipment costs, is approximately $100.0 million. This project is required to be completed in 2017 and no costs were incurred in 2012 related to this replacement hospital. In October 2008, after the purchase of the noncontrolling owner’s interest in the Company’s Birmingham, Alabama facility, the Company initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement for the existing Birmingham facility. In September 2010, the Company received approval of its request for a certificate of need from the Alabama Certificate of Need Review Board. This certificate of need was challenged in the Alabama state circuit and appellate courts but has recently been upheld, with issuance subject to the final resolution of the appeal process. The Company’s estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280.0 million for the Birmingham replacement facility. Of this amount, approximately $3.6 million has been expended through December 31, 2012. In addition, under other purchase agreements outstanding at December 31, 2012, the Company has committed to spend approximately $493.5 million for costs such as capital improvements, equipment, selected leases and physician recruiting. These commitments are required to be fulfilled generally over a five to seven year period after acquisition. Through December 31, 2012, the Company has spent approximately $254.0 million related to these commitments.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Physician Recruiting Commitments.  As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to the physicians in excess of the amounts they earned in their practice up to the amount of the income guarantee. These income guarantee periods are typically for 12 months. Such payments are recoverable by the Company from physicians who do not fulfill their commitment period, which is typically three years, to the respective community. At December 31, 2012, the maximum potential amount of future payments under these guarantees in excess of the liability recorded is $27.4 million.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.2%, 1.2% and 1.3% in 2012, 2011 and 2010, respectively. This liability is adjusted for new claims information in the period such information becomes known. The Company’s estimated liability for professional and general liability claims was $621.7 million and $567.8 million as of December 31, 2012 and 2011, respectively. The estimated undiscounted claims liability was $649.4 million and $595.7 million as of December 31, 2012 and 2011, respectively. The current portion of the liability for professional and general liability claims was $106.9 million and $98.1 million as of December 31, 2012 and 2011, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of income.

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

The Company is primarily self-insured for these claims; however, the Company obtains excess insurance that transfers the risk of loss to a third-party insurer for claims in excess of self-insured retentions. The Company’s excess insurance is underwritten on a claims-made basis. For claims reported prior to June 1, 2002, substantially all of the Company’s professional and general liability risks were subject to a $0.5 million per occurrence self-insured retention and for claims reported from June 1, 2002 through June 1, 2003, these self-insured retentions were $2 million per occurrence. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially all claims reported on or after June 1, 2005 are self-insured up to $5 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers the Company for liabilities in excess of the self-insured retentions. The excess coverage consists of multiple layers of insurance, the sum of which totals up to $95 million per occurrence and in the aggregate for claims reported on or after June 1, 2003 and up to $145 million per occurrence and in the aggregate for claims incurred and reported after January 1, 2008. For certain policy years, if the first aggregate layer of excess coverage becomes fully utilized, then the Company’s self-insured retention could increase to $10 million per claim for any subsequent claims in that policy year until the Company’s total aggregate coverage is met.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

U.S. ex rel. Baker vs. Community Health Systems, Inc. (United States District Court for the District of New Mexico)

The Company’s knowledge of this matter originated in early 2006 with correspondence from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” For approximately three years, the Company provided the Department of Justice with requested documents, met with its personnel on numerous occasions and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified the Company that it believed that the Company and three of its New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in the referenced qui tam lawsuit, which alleges that the Company’s New Mexico hospitals “caused to be filed” false claims from the period of August 2000 through June 2011. Two of the parent company’s subsidiaries are also defendants in this lawsuit. The Company continues to vigorously defend this action. The current posture of this case is that discovery is closed and both parties’ motions for summary judgment have been on file for approximately 11 months. There is currently no hearing date on these motions and no trial date has been set.

Matters for which an Outcome Cannot be Assessed

For all of the legal matters below, the Company cannot at this time assess what the outcome may be and is further unable to determine any estimate of loss or range of loss. Because the investigations are at a preliminary stage, there are not sufficient facts available to make these assessments.

Multi-provider National Department of Justice Investigations

Implantable Cardioverter Defibrillators (“ICDs”).  The Company was first made aware of this investigation in September 2010, when the Company received a letter from the Civil Division of the United States Department of Justice. The letter advised the Company that an investigation was being conducted to determine whether certain hospitals have improperly submitted claims for payment for ICDs. The period of time covered by the investigation was 2003 to 2010. The Company continues to fully cooperate with the government in this investigation and has provided requested records and documents. On August 30, 2012, the Department of Justice issued a document entitled, “Medical Review Guidelines/Resolution Model,” which sets out, for the purposes of this investigation, the patient conditions and criteria for the medical necessity of the implantation of ICDs in Medicare beneficiaries and how the Department of Justice will enforce the repayment obligations of hospitals. The Company is in the process of reviewing its medical records in light of the guidance contained in this document.

Department of Justice Investigation of Medicare Short-Stay Admissions from Emergency Departments

In April 2011, the Company received a document subpoena from the United States Department of Health and Human Services (“OIG”) in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena was directed to all of the Company’s hospitals and requested documents concerning emergency department processes and procedures, including the hospitals’ use of the Pro-MED Clinical Information System, a third-party software system that assists with the management of patient care and provides operational support and data collection for emergency department management. The subpoena also sought information about the Company’s relationships with emergency department physicians, including financial arrangements. This investigation is being led by the Department of Justice. The Company is continuing to cooperate with the government with the ongoing document production, as well as conducting a joint medical necessity review of a sampling of medical records at a small number of hospitals.

The following matters, although initiated independently of the Department of Justice’s April 2011 subpoena, are factually related in some manner to that subpoena and are grouped here for clarity.

Texas Attorney General Investigation of Emergency Department Procedures and Billing.  In November 2010, the Company was served with substantially identical Civil Investigative Demands (“CIDs”) from the Office of Attorney General, State of Texas for all 18 of the Company’s affiliated Texas hospitals. The subject of the requests appears to concern emergency department procedures and billing. The Company has complied with these requests and provided all documentation and reports requested. The Company continues to cooperate fully with this investigation.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

United States ex rel. and Reuille vs. Community Health Systems Professional Services Corporation and Lutheran Musculoskeletal Center, LLC d/b/a Lutheran Hospital (United States District Court for the Northern District of Indiana, Fort Wayne Division).  This lawsuit was originally filed under seal in January 2009. The suit is brought under the False Claims Act and alleges that Lutheran Hospital of Indiana billed the Medicare program for (a) false 23 hour observation after outpatient surgeries and procedures, and (b) intentional assignment of inpatient status to one-day stays for cases that do not meet Medicare criteria for inpatient intensity of service or severity of illness. In December 2010, the government filed a notice that it declined to intervene in this suit. On April 22, 2011, a joint motion was filed by the relator and the Department of Justice to extend the period of time for the relator to serve the Company in the case to allow the government more time to decide if it will intervene in the case. The motion to stay was granted, as have subsequent joint motions, and the stay is currently continued until April 29, 2013. The original motion and subsequent filings gave insight to the fact that there are other qui tam complaints in other jurisdictions and that the government was consolidating its investigations and working cooperatively with other investigative bodies (including the Attorney General of the State of Texas). The government also confirmed that it considers the allegations made in the complaint styled Tenet Healthcare Corporation vs. Community Health Systems, Inc., et al. filed in the United States District Court for the Northern District of Texas, Dallas Division on April 11, 2011 to be related to the government’s consolidated investigation. The Company is cooperating fully with the government in its investigations.

Shelbyville, Tennessee OIG Subpoena.  In May 2011, the Company received a subpoena from the Houston Office of the United States Department of Health and Human Services, OIG, requesting 71 patient medical records from the Company’s hospital in Shelbyville, Tennessee. The Company provided the requested records and has met with the government regarding this matter. The Company continues to cooperate fully with this investigation.

SEC Subpoena. In May 2011, the Company received a subpoena from the SEC requesting documents related to or requested in connection with the various inquiries, lawsuits and investigations regarding, generally, emergency room admissions or observation practices at the Company’s hospitals. The subpoena also requested documents relied upon by the Company in responding to the Tenet litigation, as well as other communications about the Tenet litigation. As with all government investigations, the Company is cooperating fully with the SEC.

Class Action Shareholder Federal Securities Cases.  Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 5, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 2, 2011. All three seek class certification on behalf of purchasers of the Company’s common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for the Company’s common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. The Company’s motion to dismiss this case has been fully briefed and is pending before the court. The Company believes this consolidated matter is without merit and will vigorously defend this case.

Shareholder Derivative Actions.  Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, et al., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, et al., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, et al., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. These cases have been consolidated into a single, consolidated action. The plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. The Company’s motion to dismiss has been fully briefed and is pending before the court. The Company believes all of these matters are without merit and will vigorously defend them.

During the year ended December 31, 2012, the Company met the deductible for its directors and officers insurance policy as it relates to the legal costs for the Tenet acquisition lawsuit and shareholder lawsuits of possible improper claims submitted to Medicare and Medicaid. As a result, future legal costs that are deemed to be covered by the directors and officers insurance policy will be offset by insurance recoveries. The Company incurred the following pre-tax charges in connection with these legal matters and the government investigations, net of insurance recoveries (in thousands):

	Year Ended December 31,
	2012	2011	2010

Professional fees and other related costs	$5,488	$15,317	$-

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Probable Contingencies

In addition to the cases described above, there are a number of legal matters for which, based on information currently available, the Company believes that a negative outcome is known or is probable. In the aggregate, an estimate of these losses has been accrued in the amount of $22.6 million at December 31, 2012. Due to the uncertainties and difficulty in predicting the ultimate resolution of these contingencies, the actual amount could differ from the estimated amount; however, the Company does not believe the ultimate outcome of any of these matters would be material.

16.  SUBSEQUENT EVENTS

The Company evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17.  QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	1st	2nd	3rd	4th	Total

	(in thousands, except share and per share data)
Year ended December 31, 2012:
Net operating revenues	$3,297,035	$3,242,974	$3,212,030	$3,276,946	$13,028,985
Income from continuing operations before income taxes	145,537	151,686	84,458	122,090	503,771
Income from continuing operations	99,718	102,167	58,758	85,626	346,269
Loss from discontinued operations	(466)	-	-	-	(466)
Net income attributable to Community Health Systems, Inc.	$75,474	$83,359	$44,233	$62,574	$265,640
Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.86	$0.94	$0.50	$0.70	$2.98
Discontinued operations	(0.01)	-	-	-	(0.01)

Net income	$0.85	$0.94	$0.50	$0.70	$2.98

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.85	$0.93	$0.49	$0.69	$2.96
Discontinued operations	(0.01)	-	-	-	(0.01)

Net income	$0.85	$0.93	$0.49	$0.69	$2.96

Weighted-average number of shares outstanding:
Basic	88,674,779	89,147,472	89,259,950	89,882,380	89,242,949
Diluted	88,852,704	89,530,639	90,009,113	90,828,119	89,806,937

Year ended December 31, 2011:
Net operating revenues	$2,954,083	$3,000,827	$2,945,477	$3,005,825	$11,906,212
Income from continuing operations before income taxes	135,697	137,695	132,517	67,638	473,547
Income from continuing operations	91,605	92,874	95,800	55,615	335,894
Loss from discontinued operations	(13,280)	(39,327)	(3,169)	(2,495)	(58,271)
Net income attributable to Community Health Systems, Inc.	$61,324	$35,389	$74,304	$30,931	$201,948
Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.82	$0.82	$0.87	$0.38	$2.89
Discontinued operations	(0.15)	(0.43)	(0.04)	(0.03)	(0.65)

Net income	$0.67	$0.39	$0.83	$0.35	$2.24

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.81	$0.81	$0.86	$0.38	$2.87
Discontinued operations	(0.14)	(0.43)	(0.04)	(0.03)	(0.64)

Net income	$0.67	$0.39	$0.83	$0.35	$2.23

Weighted-average number of shares outstanding:
Basic	91,008,405	91,130,672	89,412,310	88,344,566	89,966,933
Diluted	92,136,819	91,783,725	89,857,583	88,913,813	90,666,348

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

From time to time, the Company sells and/or repurchases noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods are restated to reflect the status of guarantors or non-guarantors as of December 31, 2012.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Income

Year Ended December 31, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Operating revenues (net of contractual allowances and discounts)	$-	$(9,653)	$9,579,838	$5,417,994	$-	$14,988,179

Provision for bad debts	-	-	1,323,508	635,686	-	1,959,194

Net operating revenues	-	(9,653)	8,256,330	4,782,308	-	13,028,985

Operating costs and expenses:

Salaries and benefits	-	-	3,623,082	2,480,849	-	6,103,931

Supplies	-	-	1,297,714	675,777	-	1,973,491

Other operating expenses	-	603	1,873,782	995,401	-	2,869,786

Electronic health records incentive reimbursement	-	-	(79,936)	(46,798)	-	(126,734)

Rent	-	-	152,205	120,624	-	272,829

Depreciation and amortization	-	-	480,912	244,646	-	725,558

Total operating costs and expenses	-	603	7,347,759	4,470,499	-	11,818,861

Income from operations	-	(10,256)	908,571	311,809	-	1,210,124

Interest expense, net	-	58,726	505,270	58,937	-	622,933

Loss from early extinguishment of debt	-	115,453	-	-	-	115,453

Equity in earnings of unconsolidated affiliates	(265,640)	(348,878)	(150,606)	-	723,091	(42,033)

Impairment of long-lived assets	-	-	10,000	-	-	10,000

Income from continuing operations before income taxes	265,640	164,443	543,907	252,872	(723,091)	503,771

Provision for (benefit from) income taxes	-	(101,197)	196,351	62,348	-	157,502

Income from continuing operations	265,640	265,640	347,556	190,524	(723,091)	346,269

Discontinued operations, net of taxes:

Loss from operations of entities sold	-	-	-	(466)	-	(466)

Impairment of hospitals sold	-	-	-	-	-	-

Loss on sale, net	-	-	-	-	-	-

Loss from discontinued operations, net of taxes	-	-	-	(466)	-	(466)

Net income	265,640	265,640	347,556	190,058	(723,091)	345,803

Less: Net income attributable to noncontrolling interests	-	-	-	80,163	-	80,163

Net income attributable to Community Health Systems, Inc. stockholders	$265,640	$265,640	$347,556	$109,895	$(723,091)	$265,640

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Income

Year Ended December 31, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Operating revenues (net of contractual allowances and discounts)	$-	$-	$8,625,818	$5,000,350	$-	$13,626,168

Provision for bad debts	-	-	1,137,662	582,294	-	1,719,956

Net operating revenues	-	-	7,488,156	4,418,056	-	11,906,212

Operating costs and expenses:

Salaries and benefits	-	-	3,284,123	2,293,802	-	5,577,925

Supplies	-	-	1,183,817	650,289	-	1,834,106

Other operating expenses	-	-	1,634,806	880,832	-	2,515,638

Electronic health records incentive reimbursement	-	-	(43,959)	(19,438)	-	(63,397)

Rent	-	-	138,229	116,552	-	254,781

Depreciation and amortization	-	-	420,824	231,850	-	652,674

Total operating costs and expenses	-	-	6,617,840	4,153,887	-	10,771,727

Income from operations	-	-	870,316	264,169	-	1,134,485

Interest expense, net	-	87,095	495,888	61,427	-	644,410

Loss from early extinguishment of debt	-	66,019	-	-	-	66,019

Equity in earnings of unconsolidated affiliates	(201,948)	(287,903)	(65,846)	-	506,206	(49,491)

Impairment of long-lived assets	-	-	-	-	-	-

Income from continuing operations before income taxes	201,948	134,789	440,274	202,742	(506,206)	473,547

Provision for (benefit from) income taxes	-	(67,159)	158,939	45,873	-	137,653

Income from continuing operations	201,948	201,948	281,335	156,869	(506,206)	335,894

Discontinued operations, net of taxes:

Loss from operations of entities sold	-	-	-	(7,769)	-	(7,769)

Impairment of hospitals sold	-	-	-	(47,930)	-	(47,930)

Loss on sale, net	-	-	-	(2,572)	-	(2,572)

Loss from discontinued operations, net of taxes	-	-	-	(58,271)	-	(58,271)

Net income	201,948	201,948	281,335	98,598	(506,206)	277,623

Less: Net income attributable to noncontrolling interests	-	-	-	75,675	-	75,675

Net income attributable to Community Health Systems, Inc. stockholders	$201,948	$201,948	$281,335	$22,923	$(506,206)	$201,948

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Income

Year Ended December 31, 2010

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Operating revenues (net of contractual allowances and discounts)	$-	$-	$7,959,274	$4,664,000	$-	$12,623,274

Provision for bad debts	-	-	1,018,880	511,972	-	1,530,852

Net operating revenues	-	-	6,940,394	4,152,028	-	11,092,422

Operating costs and expenses:

Salaries and benefits	-	-	3,008,055	2,085,712	-	5,093,767

Supplies	-	-	1,113,702	624,386	-	1,738,088

Other operating expenses	-	-	1,442,230	853,833	-	2,296,063

Electronic health records incentive reimbursement	-	-	-	-	-	-

Rent	-	-	132,032	116,431	-	248,463

Depreciation and amortization	-	-	376,963	218,034	-	594,997

Total operating costs and expenses	-	-	6,072,982	3,898,396	-	9,971,378

Income from operations	-	-	867,412	253,632	-	1,121,044

Interest expense, net	-	113,464	478,004	56,125	-	647,593

Loss from early extinguishment of debt	-	-	-	-	-	-

Equity in earnings of unconsolidated affiliates	(279,983)	(322,228)	(116,313)	-	673,081	(45,443)

Impairment of long-lived assets	-	-	-	-	-	-

Income from continuing operations before income taxes	279,983	208,764	505,721	197,507	(673,081)	518,894

Provision for (benefit from) income taxes	-	(71,219)	186,105	48,795	-	163,681

Income from continuing operations	279,983	279,983	319,616	148,712	(673,081)	355,213

Discontinued operations, net of taxes:

Loss from operations of entities sold	-	-	-	(6,772)	-	(6,772)

Impairment of hospitals sold	-	-	-	-	-	-

Loss on sale, net	-	-	-	-	-	-

Loss from discontinued operations, net of taxes	-	-	-	(6,772)	-	(6,772)

Net income	279,983	279,983	319,616	141,940	(673,081)	348,441

Less: Net income attributable to noncontrolling interests	-	-	-	68,458	-	68,458

Net income attributable to Community Health Systems, Inc. stockholders	$279,983	$279,983	$319,616	$73,482	$(673,081)	$279,983

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Net income	$265,640	$265,640	$347,556	$190,058	$(723,091)	$345,803

Other comprehensive income (loss), net of taxes

Net change in fair value of interest rate swaps	46,409	46,409	-	-	(46,409)	46,409

Net change in fair value of available-for-sale securities	3,012	3,012	3,012	-	(6,024)	3,012

Amortization and recognition of unrecognized pension cost components	(10,252)	(10,252)	(10,252)	-	20,504	(10,252)

Other comprehensive income (loss)	39,169	39,169	(7,240)	-	(31,929)	39,169

Comprehensive income	304,809	304,809	340,316	190,058	(755,020)	384,972

Less: Comprehensive income attributable to noncontrolling interests	-	-	-	80,163	-	80,163

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$304,809	$304,809	$340,316	$109,895	$(755,020)	$304,809

Condensed Consolidating Statement of Comprehensive Income Year Ended December 31, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Net income	$201,948	$201,948	$281,335	$98,598	$(506,206)	$277,623

Other comprehensive income (loss), net of taxes

Net change in fair value of interest rate swaps	55,145	55,145	-	-	(55,145)	55,145

Net change in fair value of available-for-sale securities	(960)	(960)	(960)	-	1,920	(960)

Amortization and recognition of unrecognized pension cost components	(7,737)	(7,737)	(7,737)	-	15,474	(7,737)

Other comprehensive income (loss)	46,448	46,448	(8,697)	-	(37,751)	46,448

Comprehensive income	248,396	248,396	272,638	98,598	(543,957)	324,071

Less: Comprehensive income attributable to noncontrolling interests	-	-	-	75,675	-	75,675

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$248,396	$248,396	$272,638	$22,923	$(543,957)	$248,396

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2010

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Net income	$279,983	$279,983	$319,616	$141,940	$(673,081)	$348,441

Other comprehensive income (loss), net of taxes

Net change in fair value of interest rate swaps	(15,676)	(15,676)	-	-	15,676	(15,676)

Net change in fair value of available-for-sale securities	3,716	3,716	3,716	-	(7,432)	3,716

Amortization and recognition of unrecognized pension cost components	2,418	2,418	2,418	-	(4,836)	2,418

Other comprehensive income (loss)	(9,542)	(9,542)	6,134	-	3,408	(9,542)

Comprehensive income	270,441	270,441	325,750	141,940	(669,673)	338,899

Less: Comprehensive income attributable to noncontrolling interests	-	-	-	68,458	-	68,458

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$270,441	$270,441	$325,750	$73,482	$(669,673)	$270,441

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated

	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$271,559	$116,254	$-	$387,813
Patient accounts receivable, net of allowance for doubtful accounts	-	-	676,649	1,390,730	-	2,067,379
Supplies	-	-	254,853	113,319	-	368,172
Prepaid income taxes	49,888	-	-	-	-	49,888
Deferred income taxes	117,045	-	-	-	-	117,045
Prepaid expenses and taxes	-	115	86,628	39,818	-	126,561
Other current assets	-	-	222,424	79,860	-	302,284

Total current assets	166,933	115	1,512,113	1,739,981	-	3,419,142

Intercompany receivable	406,534	9,837,904	3,723,120	3,262,823	(17,230,381)	-

Property and equipment, net	-	-	4,660,557	2,491,316	-	7,151,873

Goodwill	-	-	2,544,195	1,863,943	-	4,408,138

Other assets, net	-	165,236	1,273,347	816,373	(627,774)	1,627,182

Net investment in subsidiaries	2,974,965	8,686,242	3,427,182	-	(15,088,389)	-

Total assets	$3,548,432	$18,689,497	$17,140,514	$10,174,436	$(32,946,544)	$16,606,335

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$75,679	$11,103	$3,129	$-	$89,911
Accounts payable	-	74	583,865	241,975	-	825,914
Accrued interest	-	110,091	295	316	-	110,702
Accrued liabilities	7,580	-	748,010	361,103	-	1,116,693

Total current liabilities	7,580	185,844	1,343,273	606,523	-	2,143,220

Long-term debt	-	9,079,392	53,201	318,801	-	9,451,394

Intercompany payable	-	5,639,928	11,693,119	7,822,313	(25,155,360)	-

Deferred income taxes	808,489	-	-	-	-	808,489

Other long-term liabilities	1,156	809,372	675,341	180,950	(627,774)	1,039,045

Total liabilities	817,225	15,714,536	13,764,934	8,928,587	(25,783,134)	13,442,148
Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	367,666	-	367,666

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	-	-	-	-	-	-
Common stock	929	-	1	2	(3)	929
Additional paid-in capital	1,138,274	1,176,342	1,283,499	690,929	(3,150,770)	1,138,274
Treasury stock, at cost	(6,678)	-	-	-	-	(6,678)
Accumulated other comprehensive (loss) income	(145,310)	(145,310)	(28,927)	-	174,237	(145,310)
Retained earnings	1,743,992	1,943,929	2,121,007	121,938	(4,186,874)	1,743,992

Total Community Health Systems, Inc. stockholders’ equity	2,731,207	2,974,961	3,375,580	812,869	(7,163,410)	2,731,207
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	65,314	-	65,314

Total equity	2,731,207	2,974,961	3,375,580	878,183	(7,163,410)	2,796,521

Total liabilities and equity	$3,548,432	$18,689,497	$17,140,514	$10,174,436	$(32,946,544)	$16,606,335

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$8,920	$120,945	$-	$129,865
Patient accounts receivable, net of allowance for doubtful accounts	-	-	1,190,956	643,211	-	1,834,167
Supplies	-	-	237,178	109,433	-	346,611
Prepaid income taxes	101,389	-	-	-	-	101,389
Deferred income taxes	89,797	-	-	-	-	89,797
Prepaid expenses and taxes		117	87,524	24,972	-	112,613
Other current assets	-	10,235	155,097	66,315	-	231,647

Total current assets	191,186	10,352	1,679,675	964,876	-	2,846,089

Intercompany receivable	249,088	9,294,301	1,046,486	1,774,718	(12,364,593)	-

Property and equipment, net	-	-	4,631,831	2,224,145	-	6,855,976

Goodwill	-	-	2,411,521	1,853,324	-	4,264,845

Other assets, net	-	99,511	515,882	626,537	-	1,241,930

Net investment in subsidiaries	2,670,155	7,388,874	2,317,131	-	(12,376,160)	-

Total assets	$3,110,429	$16,793,038	$12,602,526	$7,443,600	$(24,740,753)	$15,208,840

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$49,954	$10,114	$3,638	$-	$63,706
Accounts payable	-	345	535,204	213,448	-	748,997
Accrued interest	-	109,984	131	6	-	110,121
Accrued liabilities	7,580	567	688,328	291,840	-	988,315

Total current liabilities	7,580	160,850	1,233,777	508,932	-	1,911,139

Long-term debt	-	8,707,805	54,651	20,342	-	8,782,798

Intercompany payable	-	5,000,003	7,843,539	6,108,561	(18,952,103)	-

Deferred income taxes	704,725	-	-	-	-	704,725

Other long-term liabilities	1,028	254,228	435,295	259,439	-	949,990

Total liabilities	713,333	14,122,886	9,567,262	6,897,274	(18,952,103)	12,348,652

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	395,743	-	395,743

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	-	-	-	-	-	-
Common stock	915	-	1	2	(3)	915
Additional paid-in capital	1,086,008	1,030,522	1,103,559	30,047	(2,164,128)	1,086,008
Treasury stock, at cost	(6,678)	-	-	-	-	(6,678)
Accumulated other comprehensive (loss) income	(184,479)	(184,479)	(21,687)	-	206,166	(184,479)
Retained earnings	1,501,330	1,824,109	1,953,391	53,185	(3,830,685)	1,501,330

Total Community Health Systems, Inc. stockholders’ equity	2,397,096	2,670,152	3,035,264	83,234	(5,788,650)	2,397,096
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	67,349	-	67,349

Total equity	2,397,096	2,670,152	3,035,264	150,583	(5,788,650)	2,464,445

Total liabilities and equity	$3,110,429	$16,793,038	$12,602,526	$7,443,600	$(24,740,753)	$15,208,840

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(55,122)	$(71,683)	$1,156,708	$250,217	$-	$1,280,120

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(309,731)	(12,584)	-	(322,315)
Purchases of property and equipment	-	-	(540,816)	(227,974)	-	(768,790)
Proceeds from disposition of hospitals and other ancillary operations	-	-	-	-	-	-
Proceeds from sale of property and equipment	-	-	2,756	3,141	-	5,897
Increase in other investments	-	10,000	(231,326)	(76,668)	-	(297,994)

Net cash used in investing activities	-	10,000	(1,079,117)	(314,085)	-	(1,383,202)

Cash flows from financing activities:
Proceeds from exercise of stock options	20,858	-	-	-	-	20,858
Repurchase of restricted stock shares for payroll tax withholding requirements	(9,314)	-	-	-	-	(9,314)
Deferred financing costs	-	(141,219)	-	-	-	(141,219)
Excess tax benefit relating to stock-based compensation	3,973	-	-	-	-	3,973
Payment of special dividend to stockholders	(22,535)	-	-	-	-	(22,535)
Stock buy-back	-	-	-	-	-	-
Proceeds from noncontrolling investors in joint ventures	-	-	-	535	-	535
Redemption of noncontrolling investments in joint ventures	-	-	-	(44,287)	-	(44,287)
Distributions to noncontrolling investors in joint ventures	-	-	-	(68,344)	-	(68,344)
Changes in intercompany balances with affiliates, net	62,140	(124,560)	189,076	(126,656)	-	-
Borrowings under credit agreement	-	3,955,000	20,866	-	-	3,975,866
Issuance of long-term debt	-	3,825,000	-	-	-	3,825,000
Proceeds from receivables facility	-	-	-	350,000	-	350,000
Repayments of long-term indebtedness	-	(7,452,538)	(24,894)	(52,071)	-	(7,529,503)

Net cash provided by (used in) financing activities	55,122	61,683	185,048	59,177	-	361,030

Net change in cash and cash equivalents	-	-	262,639	(4,691)	-	257,948
Cash and cash equivalents at beginning of period	-	-	8,920	$120,945	-	129,865

Cash and cash equivalents at end of period	$-	$-	$271,559	$116,254	$-	$387,813

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(41,780)	$(111,001)	$918,947	$495,742	$-	$1,261,908

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(370,243)	(45,117)	-	(415,360)
Purchases of property and equipment	-	-	(440,754)	(335,959)	-	(776,713)
Proceeds from disposition of hospitals and other ancillary operations	-	-	-	173,387	-	173,387
Proceeds from sale of property and equipment	-	-	2,283	8,877	-	11,160
Increase in other investments	-	(10,000)	(129,852)	(48,397)	-	(188,249)

Net cash used in investing activities	-	(10,000)	(938,566)	(247,209)	-	(1,195,775)

Cash flows from financing activities:
Proceeds from exercise of stock options	18,910	-	-	-	-	18,910
Repurchase of restricted stock shares for payroll tax withholding requirements	(13,311)	-	-	-	-	(13,311)
Deferred financing costs	-	(19,352)	-	-	-	(19,352)
Excess tax benefit relating to stock-based compensation	5,290	-	-	-	-	5,290
Payment of special dividend to stockholders	-	-	-	-	-	-
Stock buy-back	(85,790)	-	-	-	-	(85,790)
Proceeds from noncontrolling investors in joint ventures	-	-	-	1,229	-	1,229
Redemption of noncontrolling investments in joint ventures	-	-	-	(13,022)	-	(13,022)
Distributions to noncontrolling investors in joint ventures	-	-	-	(56,094)	-	(56,094)
Changes in intercompany balances with affiliates, net	116,681	209,056	(175,332)	(150,405)	-	-
Borrowings under credit agreement	-	560,000	18,236	2,145	(2,145)	578,236
Issuance of long-term debt	-	1,000,000	-	-	-	1,000,000
Proceeds from receivables facility	-	-	-	-	-	-
Repayments of long-term indebtedness	-	(1,628,703)	(23,200)	(1,775)	2,145	(1,651,533)

Net cash provided by (used in) financing activities	41,780	121,001	(180,296)	(217,922)	-	(235,437)

Net change in cash and cash equivalents	-	-	(199,915)	30,611	-	(169,304)
Cash and cash equivalents at beginning of period	-	-	208,835	$90,334	-	299,169

Cash and cash equivalents at end of period	$-	$-	$8,920	$120,945	$-	$129,865

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2010

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(154,101)	$(87,018)	$774,222	$655,627	$-	$1,188,730

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(204,773)	(43,478)	-	(248,251)
Purchases of property and equipment	-	-	(342,735)	(324,643)	-	(667,378)
Proceeds from disposition of hospitals and other ancillary operations	-	-	-	-	-	-
Proceeds from sale of property and equipment	-	-	8,140	261	-	8,401
Increase in other investments	-	-	(112,587)	(24,495)	-	(137,082)

Net cash used in investing activities	-	-	(651,955)	(392,355)	-	(1,044,310)

Cash flows from financing activities:
Proceeds from exercise of stock options	56,916	-	-	-	-	56,916
Repurchase of restricted stock shares for payroll tax withholding requirements	-	-	-	-	-	-
Deferred financing costs	-	(13,260)	-	-	-	(13,260)
Excess tax benefit relating to stock-based compensation	10,219	-	-	-	-	10,219
Payment of special dividend to stockholders	-	-	-	-	-	-
Stock buy-back	(113,961)	-	-	-	-	(113,961)
Proceeds from noncontrolling investors in joint ventures	-	-	-	7,201	-	7,201
Redemption of noncontrolling investments in joint ventures	-	-	-	(7,318)	-	(7,318)
Distributions to noncontrolling investors in joint ventures	-	-	-	(68,113)	-	(68,113)
Changes in intercompany balances with affiliates, net	200,927	144,788	(144,642)	(201,073)	-	-
Borrowings under credit agreement	-	-	-	-	-	-
Issuance of long-term debt	-	-	-	-	-	-
Proceeds from receivables facility	-	-	-	-	-	-
Repayments of long-term indebtedness	-	(44,510)	(7,240)	(9,726)	-	(61,476)

Net cash provided by (used in) financing activities	154,101	87,018	(151,882)	(279,029)	-	(189,792)

Net change in cash and cash equivalents	-	-	(29,615)	(15,757)	-	(45,372)
Cash and cash equivalents at beginning of period	-	-	238,450	106,091	-	344,541

Cash and cash equivalents at end of period	$-	$-	$208,835	$90,334	$-	$299,169

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None

Item 9A.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) under the Securities and Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be included in this report has been recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and to ensure that the information required to be included in this report was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There have been no changes in internal control over financial reporting that occurred during the period that have materially affected or are reasonably likely to materially affect our internal controls over financial reporting.

Management’s report on internal control over financial reporting is included herein at page 134.

The attestation report from Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein at page 135.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that our internal control over financial reporting was effective as of December 31, 2012, based on these criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Community Health Systems, Inc.

Franklin, Tennessee

We have audited the internal control over financial reporting of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated February 27, 2013 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 27, 2013

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

The committee report of the Audit and Compliance Committee of the Board of Directors is presented below. The other information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 21, 2013, under “Members of the Board of Directors,” “Information About our Executive Officers,” “ Section 16(A) Beneficial Ownership Reporting Compliance,” “Corporate Governance Principles and Board Matters” and “Committee Reports of the Board of Directors.”

AUDIT AND COMPLIANCE COMMITTEE REPORT

The Audit and Compliance Committee of the Board of Directors of the Company is composed of three directors, each of whom is “independent” as defined by the listing standards of the NYSE and Section 10A-3 of the Exchange Act. All of our Audit and Compliance Committee members meet the Securities and Exchange Commission definition of “audit committee financial expert.” The Audit and Compliance Committee operates under a written charter adopted by the Board of Directors, which is posted on our corporate website (www.chs.net) and which is reviewed by the Committee annually, in conjunction with the Committee’s annual self-evaluation. The Company’s management is responsible for its internal controls and the financial reporting process. Our independent registered public accounting firm, Deloitte & Touche LLP, is responsible for performing an independent audit of our consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States) and to issue its reports thereon. The Audit and Compliance Committee is responsible for, among other things, monitoring and overseeing these processes, and recommending to the Board of Directors: (i) that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K; and (ii) the selection of the independent registered public accounting firm to audit the consolidated financial statements of the Company.

In keeping with that responsibility, the Audit and Compliance Committee has reviewed and discussed the Company’s audited consolidated financial statements with management and with the independent registered public accounting firm, reviewed internal controls and accounting procedures and provided oversight review of the Company’s corporate compliance program. In addition, the Audit and Compliance Committee has discussed with the Company’s independent registered public accounting firm the matters required to be discussed by the Statement on Auditing Standards No. 114, “The Auditors Communication with Those Charged with Governance.”

The Audit and Compliance Committee discussed with the Company’s internal auditors and independent registered public accounting firm the overall scope and plans for their respective audits. The Audit and Compliance Committee met with the internal auditors and the independent registered public accounting firm with and without management present to discuss the results of their examinations, their evaluations of the Company’s internal controls and the overall quality of the Company’s financial reporting.

The Audit and Compliance Committee has received the written disclosures and the letter from the independent registered public accounting firm required by applicable requirements of the Public Company Accounting Oversight Board regarding the independent accountant’s communications with the audit committee concerning independence. The Audit and Compliance Committee has discussed with the independent registered public accounting firm its independence and also has reviewed the amount of fees paid to the independent registered accounting firm for audit and non-audit services.

Based on the Audit and Compliance Committee’s discussions with management and the independent registered public accounting firm and the Audit and Compliance Committee’s review of the representations of management and the materials it received from the independent registered public accounting firm as described above, the Audit and Compliance Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012 for filing with the SEC.

This report is respectfully submitted by the Audit and Compliance Committee of the Board of Directors.

THE AUDIT AND COMPLIANCE COMMITTEE

John A. Clerico, Chair
James S. Ely III
John A. Fry

Item 11.  Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 21, 2013 under “Executive Compensation.”

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 21, 2013 under “Security Ownership of Certain Beneficial Owners and Management.”

Item 13.  Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 21, 2013 under “Relationships and Certain Transactions Between the Company and Its Officers, Directors and 5% Beneficial Owners and Their Family Members.”

Item 14.  Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 21, 2013 under “Ratification of the Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Item 15(a) 1.  Financial Statements

Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.

Item 15(a) 2.  Financial Statement Schedules

The following financial statement schedule is filed as part of this Report at page 148 hereof:

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
4.4

Registration Rights Agreement relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.5

Joinder to the Registration Rights Agreement relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of July 25, 2007 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.6

Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and Regions Bank, as successor trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.7	Form of 8.000% Senior Note due 2019 (included in Exhibit 4.6)
4.8

Registration Rights Agreement relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.9

Senior Notes Indenture relating to CHS/Community Health Systems, Inc.‘s 7.125% Senior Notes due 2020, dated as of July 18, 2012, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.10	Form of 7.125% Senior Note due 2019 (included in Exhibit 4.9)
4.11

Senior Secured Notes Indenture relating to CHS/Community Health Systems, Inc.‘s 5.125% Senior Notes due 2018, dated as of August 17, 2012, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed August 20, 2012 (No. 001-15925))

4.12	Form of 5.125% Senior Secured Note due 2020 (included in Exhibit 4.11)
4.13

First Supplemental Indenture relating to Triad Hospitals, Inc.’s 7% Senior Subordinated Notes due 2013, dated as of July 24, 2007, by and among Triad Hospitals, Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.14	Second Supplemental Indenture relating to Triad Hospitals, Inc.’s 7% Senior Notes due 2012, dated as of July 24,

2007, by and among Triad Hospitals, Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.15

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.16

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2007, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.17

Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of January 30, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.18

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of October 10, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.9 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.19

Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 1, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.10 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.20

Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.11 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.21

Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of February 5, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.22

Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed April 29, 2009 (No. 001-15925))

4.23

Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed April 29, 2009 (No. 001-15925))

4.24

Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

4.25

Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

4.26	Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015,

dated as of December 31, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

4.27

Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 31, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed April 28, 2010 (No. 001-15925))

4.28

Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 31, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed April 28, 2010 (No. 001-15925))

4.29

Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.‘s 8 7/8% Senior Notes due 2015, dated as of September 30, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed October 29, 2010 (No. 001-15925))

4.30

Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of October 25, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.23 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed February 25, 2011 (No. 001-15925))

4.31

Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.24 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed February 25, 2011 (No. 001-15925))

4.32

Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 1, 2011 (No. 001-15925))

4.33

Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of September 1, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

4.34

Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of September 30, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

4.35

Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of October 1, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.31 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.36

Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of October 22, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.32 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.37

Twelfth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of January 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.33 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.38

Thirteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.34 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.39

Fourteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of May 15, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.40

Fifteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of July 18, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.41

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of January 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.35 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.42

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.36 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.43

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of May 15, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.44

Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.45

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.46

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Quarterly report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.47

Amendment No. 1 and Reaffirmation Agreement, dated as of August 17, 2012, relating to the Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, and Credit Suisse AG, as collateral trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.48

First Lien Intercreditor Agreement, dated as of August 17, 2012, among Credit Suisse AG, as collateral agent, Credit Suisse AG, as authorized representative, Regions Bank, as Trustee and authorized representative, and the additional authorized representatives party thereto (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.49

Copyright Security Agreement, dated as of August 17, 2012, among Community Health Systems, Inc., CHS Washington Holdings, LLC, Northwest Hospital, LLC, Quorum Health Resources, LLC, and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.50

Trademark Security Agreement, dated as of August 17, 2012, among CHS/Community Health Systems, Inc., Blue Island Hospital Company, LLC, CHS Washington Holdings, LLC, Quorum Health Resources, LLC, Triad Healthcare Corporation, Youngstown Ohio Hospital Company, LLC, and Credit Suisse AG, as collateral agent

(incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))
10.1

Amendment and Restatement Agreement, dated as of November 5, 2010, to the Credit Agreement, dated as of July 25, 2007, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.2

Amended and Restated Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.3

Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. from time to time party thereto and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.4

Second Amendment and Restatement Agreement, dated as of February 2, 2012, to the Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 6, 2012 (No. 001-15925))

10.5

Second Amended and Restated Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010 and February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 6, 2012 (No. 001-15925))

10.6

Replacement Revolving Credit Facility and Incremental Term Loan Assumption Agreement, dated as of March 6, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 9, 2012 (No. 001-15925))

10.7

Amendment No. 1, dated as of August 3, 2012, to the Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, and February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and as collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed August 6, 2012 (No. 001-15925))

10.8

Loan Modification Agreement, dated as of August 22, 2012, to the Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, and February 2, 2012, and as amended as of August 3, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent and as collateral agent for the Lenders. (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed August 22, 2012 (No. 001-15925))

10.9

Amendment No. 2, dated as of November 27, 2012, to the Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, and February 2, 2012, and as amended as of August 3, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and as collateral agent for the lenders ((incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 28, 2012 (No. 001-15925))

10.10

Receivables Sale Agreement, dated as of March 21, 2012, among CHS/Community Health Systems, Inc., the originators party thereto and Community Health Systems Professional Services Corporation, as Collection Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.11

Receivables Purchase and Contribution Agreement, dated as of March 21, 2012, among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and Community Health Systems Professional Services Corporation, as Collection Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.12

Receivables Loan Agreement, dated as of March 21, 2012, among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Credit Agricole Corporate and Investment Bank, as Administrative Agent, and Community Health Systems Professional Services Corporation, as Collection Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.13

First Omnibus Amendment, dated July 30, 2012, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and Community Health Systems Professional Services Corporation, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and Community Health Systems Professional Services Corporation, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Credit Agricole Corporate and Investment Bank, as Administrative Agent, and Community Health Systems Professional Services Corporation, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

10.14†

Form of Indemnification Agreement between Community Health Systems, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

10.15†

CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.13 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.16†

Amendment No. 1, dated as of September 13, 2011, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated on January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

10.17†

Community Health Systems Supplemental Executive Benefits (incorporated by reference to Exhibit 10.14 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.18†

Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.19†

Community Health Systems Deferred Compensation Plan Trust, amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 27, 2003 (No. 001-15925))

10.20†

CHS/Community Health Systems, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.21†	CHS NQDCP, effective as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))
10.22†

CHS NQDCP Adoption Agreement, executed as of August 11, 2009 (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.23†

Guarantee, dated December 9, 2009, made by Community Health Systems, Inc. in favor of CHS/Community Health Systems, Inc. with respect to CHS/Community Health Systems, Inc.’s payment obligations under the CHS/Community Health Systems, Inc. Deferred Compensation Plan and the NQDCP (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.‘s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.24†

Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated on March 24, 2009 (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

10.25†

Amendment No. 1, dated as of December 8, 2010, to the Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated on March 24, 2009 (incorporated by reference to Exhibit 10.14 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed February 25, 2011 (No. 001-15925))

10.26†

Form of Amended and Restated Change in Control Severance Agreement (incorporated by reference to Exhibit 10.22 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.27†

Community Health Systems, Inc. 2000 Stock Option and Award Plan, as amended and restated on March 24, 2009 (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

10.28†

Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

10.29†

Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.30†

Form of Performance Based Restricted Stock Award Agreement for Community Health Systems, Inc. 2000 Stock Option and Award Plan (Most Highly Compensated Executive Officers) (incorporated by reference to Exhibit 10.20 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.31†

Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

10.32†

Community Health Systems, Inc. Directors’ Fees Deferral Plan, as amended and restated on December 10, 2008 (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.33†

Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated on March 18, 2011 (incorporated by reference to Annex A to Community Health Systems, Inc.’s Definitive Proxy Statement on Form 14A filed April 7, 2011)

10.34†

Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed April 29, 2011 (No. 001-15925))

10.35†

Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed April 29, 2011 (No. 001-15925))

10.36†

Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed April 29, 2011 (No. 001-15925))

10.37†

Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed April 29, 2011 (No. 001-15925))

10.38

Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 7, 2005 (No. 001-15925))

12*	Computation of Ratio of Earnings to Fixed Charges
21*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY HEALTH SYSTEMS, INC.

By:	/s/ Wayne T. Smith
Wayne T. Smith
Chairman of the Board,
President and Chief Executive Officer

Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WAYNE T. SMITH	President and Chief Executive Officer and	2/27/2013
Wayne T. Smith	Director (principal executive officer)

/s/ W. LARRY CASH	Executive Vice President, Chief Financial	2/27/2013
W. Larry Cash	Officer and Director (principal financial officer)

/s/ KEVIN J. HAMMONS	Vice President and Chief Accounting	2/27/2013
Kevin J. Hammons	Officer (principal accounting officer)

/s/ JOHN A. CLERICO	Director	2/27/2013
John A. Clerico

/s/ JAMES S. ELY III	Director	2/27/2013
James S. Ely III

/s/ JOHN A. FRY	Director	2/27/2013
John A. Fry

/s/ WILLIAM NORRIS JENNINGS, M.D.	Director	2/27/2013
William Norris Jennings, M.D.

/s/ JULIA B. NORTH	Director	2/27/2013
Julia B. North

/s/ H. MITCHELL WATSON, JR.	Director	2/27/2013
H. Mitchell Watson, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Community Health Systems, Inc.

Franklin, Tennessee

We have audited the consolidated financial statements of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and for each of the three years in the period ended December 31, 2012, and the Company’s internal control over financial reporting as of December 31, 2012, and have issued our reports thereon dated February 27, 2013; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 27, 2013

Community Health Systems, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

Description	Balance at Beginning of Year	Acquisitions and Dispositions	Charged to Costs and Expenses	Write-offs	Balance at End of Year
	(In thousands)

Year ended December 31, 2012 allowance for doubtful accounts	$1,891,334	$-	$1,959,194	$(1,648,653)	$2,201,875

Year ended December 31, 2011 allowance for doubtful accounts	$1,639,198	$(28,954)	$1,766,201	$(1,485,111)	$1,891,334

Year ended December 31, 2010 allowance for doubtful accounts	$1,417,188	$-	$1,588,516	$(1,366,506)	$1,639,198

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
4.4

Registration Rights Agreement relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.5

Joinder to the Registration Rights Agreement relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of July 25, 2007 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.6

Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and Regions Bank, as successor trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.7	Form of 8.000% Senior Note due 2019 (included in Exhibit 4.6)
4.8

Registration Rights Agreement relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.9

Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of July 18, 2012, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.10	Form of 7.125% Senior Note due 2019 (included in Exhibit 4.9)
4.11

Senior Secured Notes Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Notes due 2018, dated as of August 17, 2012, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed August 20, 2012 (No. 001-15925))

4.12	Form of 5.125% Senior Secured Note due 2020 (included in Exhibit 4.11)
4.13

First Supplemental Indenture relating to Triad Hospitals, Inc.’s 7% Senior Subordinated Notes due 2013, dated as of July 24, 2007, by and among Triad Hospitals, Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007

(No. 001-15925))
4.14

Second Supplemental Indenture relating to Triad Hospitals, Inc.’s 7% Senior Notes due 2012, dated as of July 24, 2007, by and among Triad Hospitals, Inc. and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.15

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of July 25, 2007, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2007 (No. 001-15925))

4.16

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2007, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.17

Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of January 30, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.18

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of October 10, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.9 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.19

Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 1, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.10 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.20

Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2008, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.11 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.21

Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of February 5, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

4.22

Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed April 29, 2009 (No. 001-15925))

4.23

Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed April 29, 2009 (No. 001-15925))

4.24

Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

4.25

Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

4.26

Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2009, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

4.27

Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 31, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed April 28, 2010 (No. 001-15925))

4.28

Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 31, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed April 28, 2010 (No. 001-15925))

4.29

Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of September 30, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2010 filed October 29, 2010 (No. 001-15925))

4.30

Ninth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of October 25, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.23 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed February 25, 2011 (No. 001-15925))

4.31

Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of December 31, 2010, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.24 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed February 25, 2011 (No. 001-15925))

4.32

Tenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of June 30, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011 filed August 1, 2011 (No. 001-15925))

4.33

Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of September 1, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

4.34

Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of September 30, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

4.35

Eleventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of October 1, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.31 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.36

Release of Certain Guarantors relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of October 22, 2011, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.32 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.37

Twelfth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of January 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.33 to Community Health

Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))
4.38

Thirteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of March 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.34 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.39

Fourteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of May 15, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.40

Fifteenth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8 7/8% Senior Notes due 2015, dated as of July 18, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.41

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of January 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.35 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.42

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.36 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.43

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of May 15, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.44

Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.45

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.46

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Quarterly report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.47

Amendment No. 1 and Reaffirmation Agreement, dated as of August 17, 2012, relating to the Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, and Credit Suisse AG, as collateral trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.48

First Lien Intercreditor Agreement, dated as of August 17, 2012, among Credit Suisse AG, as collateral agent, Credit Suisse AG, as authorized representative, Regions Bank, as Trustee and authorized representative, and the additional authorized representatives party thereto (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.49

Copyright Security Agreement, dated as of August 17, 2012, among Community Health Systems, Inc., CHS Washington Holdings, LLC, Northwest Hospital, LLC, Quorum Health Resources, LLC, and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.50

Trademark Security Agreement, dated as of August 17, 2012, among CHS/Community Health Systems, Inc., Blue Island Hospital Company, LLC, CHS Washington Holdings, LLC, Quorum Health Resources, LLC, Triad Healthcare Corporation, Youngstown Ohio Hospital Company, LLC, and Credit Suisse AG, as collateral agent

(incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))
10.1

Amendment and Restatement Agreement, dated as of November 5, 2010, to the Credit Agreement, dated as of July 25, 2007, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.2

Amended and Restated Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.3

Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. from time to time party thereto and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.4

Second Amendment and Restatement Agreement, dated as of February 2, 2012, to the Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 6, 2012 (No. 001-15925))

10.5

Second Amended and Restated Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010 and February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 6, 2012 (No. 001-15925))

10.6

Replacement Revolving Credit Facility and Incremental Term Loan Assumption Agreement, dated as of March 6, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 9, 2012 (No. 001-15925))

10.7

Amendment No. 1, dated as of August 3, 2012, to the Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, and February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and as collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed August 6, 2012 (No. 001-15925))

10.8

Loan Modification Agreement, dated as of August 22, 2012, to the Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, and February 2, 2012, and as amended as of August 3, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent and as collateral agent for the Lenders. (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed August 22, 2012 (No. 001-15925))

10.9

Amendment No. 2, dated as of November 27, 2012, to the Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, and February 2, 2012, and as amended as of August 3, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and as collateral agent for the lenders ((incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 28, 2012 (No. 001-15925))

10.10

Receivables Sale Agreement, dated as of March 21, 2012, among CHS/Community Health Systems, Inc., the originators party thereto and Community Health Systems Professional Services Corporation, as Collection Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.11

Receivables Purchase and Contribution Agreement, dated as of March 21, 2012, among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and Community Health Systems Professional Services Corporation, as Collection Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.12

Receivables Loan Agreement, dated as of March 21, 2012, among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Credit Agricole Corporate and Investment Bank, as Administrative Agent, and Community Health Systems Professional Services Corporation, as Collection Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.13

First Omnibus Amendment, dated July 30, 2012, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and Community Health Systems Professional Services Corporation, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and Community Health Systems Professional Services Corporation, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Credit Agricole Corporate and Investment Bank, as Administrative Agent, and Community Health Systems Professional Services Corporation, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

10.14†

Form of Indemnification Agreement between Community Health Systems, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

10.15†

CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.13 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.16†

Amendment No. 1, dated as of September 13, 2011, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated on January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

10.17†

Community Health Systems Supplemental Executive Benefits (incorporated by reference to Exhibit 10.14 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.18†

Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.19†

Community Health Systems Deferred Compensation Plan Trust, amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 27, 2003 (No. 001-15925))

10.20†

CHS/Community Health Systems, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.21†	CHS NQDCP, effective as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))
10.22†

CHS NQDCP Adoption Agreement, executed as of August 11, 2009 (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.23†

Guarantee, dated December 9, 2009, made by Community Health Systems, Inc. in favor of CHS/Community Health Systems, Inc. with respect to CHS/Community Health Systems, Inc.’s payment obligations under the CHS/Community Health Systems, Inc. Deferred Compensation Plan and the NQDCP (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.‘s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.24†

Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated on March 24, 2009 (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

10.25†

Amendment No. 1, dated as of December 8, 2010, to the Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated on March 24, 2009 (incorporated by reference to Exhibit 10.14 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed February 25, 2011 (No. 001-15925))

10.26†

Form of Amended and Restated Change in Control Severance Agreement (incorporated by reference to Exhibit 10.22 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.27†

Community Health Systems, Inc. 2000 Stock Option and Award Plan, as amended and restated on March 24, 2009 (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

10.28†

Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

10.29†

Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.30†

Form of Performance Based Restricted Stock Award Agreement for Community Health Systems, Inc. 2000 Stock Option and Award Plan (Most Highly Compensated Executive Officers) (incorporated by reference to Exhibit 10.20 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.31†

Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

10.32†

Community Health Systems, Inc. Directors’ Fees Deferral Plan, as amended and restated on December 10, 2008 (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.33†	Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated on March 18, 2011 (incorporated by reference to Annex A to Community Health Systems, Inc.’s Definitive Proxy Statement on Form 14A filed April 7, 2011)
10.34†

Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed April 29, 2011 (No. 001-15925))

10.35†

Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed April 29, 2011 (No. 001-15925))

10.36†

Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed April 29, 2011 (No. 001-15925))

10.37†

Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011 filed April 29, 2011 (No. 001-15925))

10.38

Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 7, 2005 (No. 001-15925))

12*	Computation of Ratio of Earnings to Fixed Charges
21*	List of Subsidiaries
23.1*	Consent of Deloitte & Touche LLP
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

†	Indicates a management contract or compensatory plan or arrangement.