Form 10-Q
period 2013-03-31
COMMUNITY HEALTH SYSTEMS INC
filed 2013-04-30
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 23, 2013, there were outstanding 94,258,327 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three Months Ended March 31, 2013

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$285,048	$387,813
Patient accounts receivable, net of allowance for doubtful accounts of $2,258,229 and $2,201,875 at March 31, 2013 and December 31, 2012, respectively	2,215,198	2,067,379
Supplies	371,055	368,172
Prepaid income taxes	-	49,888
Deferred income taxes	117,045	117,045
Prepaid expenses and taxes	142,366	126,561
Other current assets	288,071	302,284

Total current assets	3,418,783	3,419,142

Property and equipment	10,216,916	10,145,408
Less accumulated depreciation and amortization	(3,121,782)	(2,993,535)

Property and equipment, net	7,095,134	7,151,873

Goodwill	4,408,362	4,408,138

Other assets, net	1,674,923	1,627,182

Total assets	$16,597,202	$16,606,335

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$113,801	$89,911
Accounts payable	741,175	825,914
Income tax payable	5,924	-
Accrued interest	109,939	110,702
Accrued liabilities	1,038,081	1,116,693

Total current liabilities	2,008,920	2,143,220

Long-term debt	9,424,383	9,451,394

Deferred income taxes	808,489	808,489

Other long-term liabilities	1,039,365	1,039,045

Total liabilities	13,281,157	13,442,148

Redeemable noncontrolling interests in equity of consolidated subsidiaries	375,506	367,666

EQUITY
Community Health Systems, Inc. stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 95,042,056 shares issued and 94,066,507 shares outstanding at March 31, 2013, and 92,925,715 shares issued and 91,950,166 shares outstanding at December 31, 2012	950	929
Additional paid-in capital	1,187,535	1,138,274
Treasury stock, at cost, 975,549 shares at March 31, 2013 and December 31, 2012	(6,678)	(6,678)
Accumulated other comprehensive loss	(126,998)	(145,310)
Retained earnings	1,823,166	1,743,992

Total Community Health Systems, Inc. stockholders’ equity	2,877,975	2,731,207
Noncontrolling interests in equity of consolidated subsidiaries	62,564	65,314

Total equity	2,940,539	2,796,521

Total liabilities and equity	$16,597,202	$16,606,335

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Operating revenues (net of contractual allowances and discounts)	$3,799,864	$3,783,491
Provision for bad debts	488,114	486,456

Net operating revenues	3,311,750	3,297,035

Operating costs and expenses:
Salaries and benefits	1,577,148	1,524,975
Supplies	497,841	498,579
Other operating expenses	707,974	708,943
Electronic health records incentive reimbursement	(20,916)	(26,168)
Rent	71,554	67,224
Depreciation and amortization	192,158	174,354

Total operating costs and expenses	3,025,759	2,947,907

Income from operations	285,991	349,128
Interest expense, net	156,350	152,175
Loss from early extinguishment of debt	1,295	63,429
Equity in earnings of unconsolidated affiliates	(15,680)	(12,013)

Income from continuing operations before income taxes	144,026	145,537
Provision for income taxes	47,703	45,819

Income from continuing operations	96,323	99,718

Discontinued operations, net of taxes:
Loss from operations of entities sold	-	(466)

Loss from discontinued operations, net of taxes	-	(466)

Net income	96,323	99,252
Less: Net income attributable to noncontrolling interests	17,149	23,778

Net income attributable to Community Health Systems, Inc. stockholders	$79,174	$75,474

Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$0.87	$0.86
Discontinued operations	-	(0.01)

Net income	$0.87	$0.85

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.86	$0.85
Discontinued operations	-	(0.01)

Net income	$0.86	$0.85

Weighted-average number of shares outstanding:
Basic	91,002,615	88,674,779

Diluted	91,998,993	88,852,704

(1) Total per share amounts may not add due to rounding.

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Net income	$96,323	$99,252
Other comprehensive income, net of income taxes:
Net change in fair value of interest rate swaps	15,770	10,536
Net change in fair value of available-for-sale securities	1,809	2,667
Amortization and recognition of unrecognized pension cost components	733	1,140

Other comprehensive income	18,312	14,343

Comprehensive income	114,635	113,595
Less: Comprehensive income attributable to noncontrolling interests	17,149	23,778

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$97,486	$89,817

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2013	2012

Cash flows from operating activities
Net income	$96,323	$99,252
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	192,158	174,354
Stock-based compensation expense	9,958	10,495
Loss from early extinguishment of debt	1,295	63,429
Excess tax benefit relating to stock-based compensation	(5,358)	(1,004)
Other non-cash expenses, net	5,269	2,569
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(147,805)	(163,484)
Supplies, prepaid expenses and other current assets	(1,752)	(125,111)
Accounts payable, accrued liabilities and income taxes	(97,678)	96,109
Other	4,744	30,701

Net cash provided by operating activities	57,154	187,310

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(4,750)	(248,436)
Purchases of property and equipment	(112,859)	(184,903)
Proceeds from sale of property and equipment	714	748
Increase in other investments	(69,483)	(67,708)

Net cash used in investing activities	(186,378)	(500,299)

Cash flows from financing activities
Proceeds from exercise of stock options	73,429	308
Repurchase of restricted stock shares for payroll tax withholding requirements	(14,478)	(9,032)
Stock buy-back	(18,726)	-
Deferred financing costs	(878)	(24,787)
Excess tax benefit relating to stock-based compensation	5,358	1,004
Redemption of noncontrolling investments in joint ventures	(436)	(31,096)
Distributions to noncontrolling investors in joint ventures	(15,291)	(27,038)
Borrowings under credit agreements	100,893	2,704,337
Issuance of long-term debt	-	1,025,000
Proceeds from receivables facility	300,000	300,000
Repayments of long-term indebtedness	(403,412)	(3,626,274)

Net cash provided by financing activities	26,459	312,422

Net change in cash and cash equivalents	(102,765)	(567)
Cash and cash equivalents at beginning of period	387,813	129,865

Cash and cash equivalents at end of period	$285,048	$129,298

Supplemental disclosure of cash flow information:
Interest payments	$149,735	$161,140

Income tax refunds received, net	$(448)	$(61)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the “Company”) as of March 31, 2013 and December 31, 2012 and for the three-month periods ended March 31, 2013 and March 31, 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three months ended March 31, 2013, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, contained in the Company’s Annual Report on Form 10-K.

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

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), recognized during the three months ended March 31, 2013 and 2012, were as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Medicare	$992,893	$1,064,157
Medicaid	332,349	315,092
Managed Care and other third-party payors	1,965,858	1,906,487
Self-pay	508,764	497,755
Total	$3,799,864	$3,783,491

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

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

The Company recognized approximately $20.9 million and $26.2 million during the three months ended March 31, 2013 and 2012, respectively, of incentive reimbursement for HITECH incentives from Medicare and Medicaid related to certain of the Company’s hospitals and for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements are presented as a reduction of operating costs and expenses on the condensed consolidated statements of income. The Company received cash related to the incentive reimbursement for HITECH incentives of approximately $45.1 million and $5.8 million for the three months ended March 31, 2013 and 2012, respectively, of which $19.9 million and $1.0 million was recorded as deferred revenue as all criteria for gain recognition had not been met, for the three months ended March 31, 2013 and 2012, respectively.

Reimbursement Settlement. Included in net operating revenues for the three months ended March 31, 2012 on a non-same store basis is approximately $101.8 million of net operating revenues from an industry-wide settlement with the United States Department of Health and Human Services and Centers for Medicare and Medicaid Services, based on a claim that acute-care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system in federal fiscal years 1999 through 2011. The underpayments resulted from calculations related to the rural floor budget neutrality adjustments implemented in connection with the Balanced Budget Act of 1997. Also included in net operating revenues for the three months ended March 31, 2012 is an unfavorable adjustment of approximately $21.0 million related to the revised Supplemental Security Income ratios issued for federal fiscal years 2006 through 2009 utilized for calculating Medicare Disproportionate Share Hospital reimbursements.

2.  ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-based compensation awards are granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan, amended and restated as of March 20, 2013 (the “2000 Plan”), and the Community Health Systems, Inc. 2009 Stock Option and Award Plan, amended and restated as of March 20, 2013 (the “2009 Plan”).

The 2000 Plan allows for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (the “IRC”), as well as stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Prior to being amended in 2009, the 2000 Plan also allowed for the grant of phantom stock. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2000 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10-year contractual term, options granted in 2005 through 2007 have an eight-year contractual term and options granted in 2008 or later have a 10-year contractual term. As of March 31, 2013, 814,471 shares of unissued common stock were reserved for future grants under the 2000 Plan. Contingent upon the approval by the Company’s stockholders of the March 20, 2013 amendment and restatement of the 2009 Plan, no further shares will be awarded under the 2000 plan.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of March 31, 2013, 3,342,567 shares of unissued common stock were reserved for future grants under the 2009 Plan, assuming the Company’s stockholders approve the March 20, 2013 amendment and restatement of the 2009 Plan, which will add 3,000,000 additional shares for future grants.

The exercise price of all options granted is equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in thousands):

	Three Months Ended March 31,
	2013	2012
Effect on income from continuing operations before income taxes	$(9,958)	$(10,495)

Effect on net income	$(6,254)	$(6,664)

At March 31, 2013, $57.1 million of unrecognized stock-based compensation expense was expected to be recognized over a weighted-average period of 26 months. Of that amount, $5.3 million related to outstanding unvested stock options was expected to be recognized over a weighted-average period of 15 months and $51.8 million related to outstanding unvested restricted stock and restricted stock units was expected to be recognized over a weighted-average period of 27 months. There were no modifications to awards during the three months ended March 31, 2013.

The fair value of stock options granted was estimated using the Black Scholes option pricing model with the following assumptions during the three-months ended March 31, 2013 and 2012:

Three Months Ended March 31,
	2013 (1)	2012
Expected volatility	-	57.7%
Expected dividends	-	-
Expected term	-	4.1 years
Risk-free interest rate	-	0.7%

(1) No stock options were granted during the three months ended March 31, 2013.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of March 31, 2013, and changes during the three-month period following December 31, 2012, were as follows (in thousands, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of March 31, 2013
Outstanding at December 31, 2012	7,104,113	$34.25
Granted	-	-
Exercised	(2,248,891)	32.53
Forfeited and cancelled	(20,010)	35.93

Outstanding at March 31, 2013	4,835,212	34.98	4.6 years	$60,000

Exercisable at March 31, 2013	4,166,134	$35.67	4.0 years	$48,825

The weighted-average grant date fair value of stock options granted during the three months ended March 31, 2012 was $9.15. No stock options were granted during the three months ended March 31, 2013. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($47.39) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on March 31, 2013. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2013 and 2012 was $19.3 million and $0.1 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of March 31, 2013, and changes during the three-month period following December 31, 2012, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2012	1,744,564	$30.50
Granted	786,588	41.49
Vested	(913,970)	32.38
Forfeited	-	-

Unvested at March 31, 2013	1,617,182	34.79

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Restricted stock units (“RSUs”) have been granted to the Company’s outside directors under the 2000 Plan and the 2009 Plan. On February 23, 2011, each of the Company’s outside directors received a grant under the 2009 Plan of 3,688 RSUs. On February 16, 2012, each of the Company’s outside directors received a grant under the 2009 Plan of 6,645 RSUs. On February 27, 2013, each of the Company’s outside directors received a grant under the 2009 Plan of 3,596 RSUs. Vesting of these shares of RSUs occurs in one-third increments on each of the first three anniversaries of the award date.

RSUs outstanding under the 2000 Plan and the 2009 Plan as of March 31, 2013, and changes during the three-month period following December 31, 2012, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2012	62,886	$26.72
RSUs Granted	21,576	41.71
Vested	(28,926)	29.04
Forfeited	-	-

Unvested at March 31, 2013	55,536	31.33

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

	Three Months Ended March 31,
	2013	2012
Directors’ fees earned and deferred into plan	$33	$28

Share equivalent units	686	1,237

At March 31, 2013, a total of 28,755 share equivalent units were deferred in the plan with an aggregate fair value of $1.4 million, based on the closing market price of the Company’s common stock at March 31, 2013 of $47.39.

3.  COST OF REVENUE

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office, which were $45.4 million and $47.6 million for the three months ended March 31, 2013 and 2012, respectively. Included in these amounts is stock-based compensation expense of $10.0 million and $10.5 million for the three months ended March 31, 2013 and 2012, respectively.

4.  USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the condensed consolidated financial statements. Actual results could differ from these estimates under different assumptions or conditions.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

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

Effective July 1, 2012, one or more subsidiaries of the Company completed the acquisition of Memorial Health Systems in York, Pennsylvania. This healthcare system includes Memorial Hospital (100 licensed beds), the Surgical Center of York, and other outpatient and ancillary services. As part of this purchase agreement, the Company has agreed to spend at least $75.0 million to build a replacement hospital within five years of the closing date. The total cash consideration paid for fixed assets and working capital was approximately $45.0 million and $2.6 million, respectively, with additional consideration of $12.5 million assumed in liabilities, for a total consideration of $60.1 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of March 31, 2013, approximately $10.3 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective March 5, 2012, one or more subsidiaries of the Company completed a merger with Diagnostic Clinic of Longview, P.A., which is a multi-specialty clinic serving residents of Longview, Texas and surrounding East Texas communities. This merger was accounted for as a purchase business combination. The total cash consideration paid for the business, including net working capital, was approximately $52.3 million, with additional consideration of $6.9 million assumed in liabilities, for a total consideration of $59.2 million. Based upon the Company’s final purchase price allocation relating to this acquisition, approximately $41.8 million of goodwill has been recorded.

Effective March 1, 2012, one or more subsidiaries of the Company completed the acquisition of MetroSouth Medical Center (330 licensed beds) located in Blue Island, Illinois. The total cash consideration paid for fixed assets was approximately $39.3 million with additional consideration of $5.8 million assumed in liabilities as well as a credit applied at closing of $0.9 million for negative acquired working capital, for a total consideration of $44.2 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of March 31, 2013, no goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective January 1, 2012, one or more subsidiaries of the Company completed the acquisition of Moses Taylor Healthcare System based in Scranton, Pennsylvania, which is a healthcare system comprised of two acute care hospitals and other healthcare providers. This healthcare system includes Moses Taylor Hospital (217 licensed beds) located in Scranton, Pennsylvania, and Mid-Valley Hospital (25 licensed beds) located in Peckville, Pennsylvania. The total cash consideration paid for fixed assets and working capital was approximately $151.1 million and $13.1 million, respectively, with additional consideration of $9.4 million assumed in liabilities, for a total consideration of $173.6 million. Based upon the Company’s final purchase price allocation relating to this acquisition, approximately $54.6 million of goodwill has been recorded.

Additionally, during the three months ended March 31, 2013, the Company paid approximately $1.4 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by its hospitals. In connection with these acquisitions, the Company allocated approximately $0.5 million of the consideration paid to property and equipment, $0.4 million to net working capital, and the remainder, approximately $0.5 million consisting of intangible assets that do not qualify for separate recognition, was allocated to goodwill. These acquisition transactions were accounted for as purchase business combinations.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Approximately $0.6 million and $4.3 million of acquisition costs related to prospective and closed acquisitions were expensed during the three months ended March 31, 2013 and 2012, respectively, and are included in other operating expenses on the condensed consolidated statements of income.

6.  INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $0.9 million as of March 31, 2013. A total of approximately $0.5 million of interest and penalties is included in the amount of the liability for uncertain tax positions at March 31, 2013. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income as income tax expense.

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

Cash paid for income taxes, net of refunds received, resulted in a cash refund of $0.5 million and $0.1 million during the three months ended March 31, 2013 and 2012, respectively.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2013 are as follows (in thousands):

Balance as of December 31, 2012	$4,408,138
Goodwill acquired as part of acquisitions during 2013	520
Consideration and purchase price allocation adjustments for prior year’s acquisitions and other adjustments	(296)

Balance as of March 31, 2013	$4,408,362

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments and hospital management services operations meet the criteria to be classified as reporting units. At March 31, 2013, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $4.3 billion, $40.5 million and $33.3 million, respectively, of goodwill.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

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

Approximately $0.3 million of intangible assets other than goodwill were acquired during the three months ended March 31, 2013. The gross carrying amount of the Company’s other intangible assets subject to amortization was $60.6 million at March 31, 2013 and $61.9 million at December 31, 2012, and the net carrying amount was $25.1 million at March 31, 2013 and $26.3 million at December 31, 2012. The carrying amount of the Company’s other intangible assets not subject to amortization was $48.1 million at March 31, 2013 and $48.1 million at December 31, 2012. Other intangible assets are included in other assets, net on the Company’s consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average amortization period for the intangible assets subject to amortization is approximately eight years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $1.4 million and $1.6 million during the three months ended March 31, 2013 and 2012, respectively. Amortization expense on intangible assets is estimated to be $4.5 million for the remainder of 2013, $4.1 million in 2014, $3.2 million in 2015, $2.4 million in 2016, $2.2 million in 2017, $2.0 million in 2018 and $6.7 million thereafter.

The gross carrying amount of capitalized software for internal use was approximately $740.7 million and $654.4 million at March 31, 2013 and December 31, 2012, respectively, and the net carrying amount considering accumulated amortization was approximately $411.2 million and $354.4 million at March 31, 2013 and December 31, 2012, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At March 31, 2013, there was approximately $138.1 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $30.5 million and $19.7 million during the three months ended March 31, 2013 and 2012, respectively. Amortization expense on capitalized internal-use software is estimated to be $82.2 million for the remainder of 2013, $104.4 million in 2014, $99.6 million in 2015, $33.0 million in 2016, $27.3 million in 2017, $21.1 million in 2018 and $43.6 million thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

8.  EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income from continuing operations, discontinued operations and net income attributable to Community Health Systems, Inc. common stockholders (in thousands, except share data):

	Three Months Ended March 31,
	2013	2012
Numerator:
Income from continuing operations, net of taxes	$96,323	$99,718
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	17,149	23,778

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$79,174	$75,940

Loss from discontinued operations, net of taxes	$-	$(466)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	-	-

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$-	$(466)

Denominator:
Weighted-average number of shares outstanding — basic	91,002,615	88,674,779
Effect of dilutive securities:
Restricted stock awards	281,447	21,233
Employee stock options	705,189	147,440
Other equity-based awards	9,742	9,252

Weighted-average number of shares outstanding — diluted	91,998,993	88,852,704

	Three Months Ended March 31,
	2013	2012

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	-	6,869,031

9.  STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of March 31, 2013, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

On December 14, 2011, the Company adopted a new open market repurchase program for up to 4,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. The new repurchase program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased, or when the maximum dollar amount of repurchases has been expended. During the three months ended March 31, 2013, the Company repurchased and retired 523,023 shares at a weighted-average price of $35.76 per share, which is the cumulative number of shares repurchased and retired under this program. No shares were repurchased under this program during the three months ended March 31, 2012.

Historically, the Company has not paid any cash dividends. In December 2012, the Company declared and paid a special dividend of $0.25 per share to holders of its common stock at the close of business as of December 17, 2012, which totaled approximately $23.0 million. In the foreseeable future, the Company does not anticipate the payment of any other cash dividends. The Company’s Credit Facility limits the Company’s ability to pay dividends and/or repurchase stock to an amount not to exceed $150 million in the aggregate plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the 8% Senior Notes due 2019 and the 7 1/8% Senior Notes due 2020 (collectively, the “Senior Notes”) and the 5 1/8% Senior Secured Notes due 2018 also limit the Company’s ability to pay dividends and/or repurchase stock. As of March 31, 2013, under the most restrictive test under these agreements, the Company has approximately $233.1 million remaining available with which to pay permitted dividends and/or repurchase shares of stock or its Senior Notes.

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the three-month period ended March 31, 2013 (in thousands):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2012	$367,666	$929	$1,138,274	$(6,678)	$(145,310)	$1,743,992	$65,314	$2,796,521

Comprehensive income	11,746	-	-	-	18,312	79,174	5,403	102,889

Distributions to noncontrolling interests, net of contributions	(9,455)	-	-	-	-	-	(5,837)	(5,837)

Purchase of subsidiary shares from noncontrolling interests	(291)	-	(146)	-	-	-	1	(145)

Other reclassifications of noncontrolling interests	2,317	-	-	-	-	-	(2,317)	(2,317)

Adjustment to redemption value of redeemable noncontrolling interests	3,523	-	(3,523)	-	-	-	-	(3,523)

Repurchases of common stock	-	(5)	(18,726)	-	-	-	-	(18,731)

Issuance of common stock in connection with the exercise of stock options	-	22	73,429	-	-	-	-	73,451

Cancellation of restricted stock for tax withholdings on vested shares	-	(4)	(14,478)	-	-	-	-	(14,482)

Excess tax benefit from exercise of stock options	-	-	2,747	-	-	-	-	2,747

Share-based compensation	-	8	9,958	-	-	-	-	9,966

Balance, March 31, 2013	$375,506	$950	$1,187,535	$(6,678)	$(126,998)	$1,823,166	$62,564	$2,940,539

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in thousands):

Three Months Ended March 31, 2013
Net income attributable to Community Health Systems, Inc. stockholders	$79,174
Transfers to the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	(146)

Net transfers to the noncontrolling interests	(146)

Change to Community Health Systems, Inc. stockholders’ equity from net income attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$79,028

10.  EQUITY INVESTMENTS

As of March 31, 2013, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia, in which HCA Inc. owns the majority interest.

Summarized combined financial information for these unconsolidated entities in which the Company owns an equity interest is as follows (in thousands):

	Three Months Ended March 31,
	2013	2012
Revenues	$315,396	$317,317
Operating costs and expenses	283,365	277,256
Income from continuing operations before taxes	32,008	40,035

The summarized financial information was derived from the unaudited financial information provided to the Company by those unconsolidated entities.

The Company’s investment in all of its unconsolidated affiliates was $438.2 million and $432.1 million at March 31, 2013 and December 31, 2012, respectively, and is included in other assets, net in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $15.7 million and $12.0 million for the three months ended March 31, 2013 and 2012, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

11.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31, 2013	December 31, 2012
Credit Facility:
Term loan A	$712,500	$712,500
Term loan B	3,412,584	3,619,062
Revolving credit loans	-	-
8% Senior Notes due 2019	2,022,228	2,022,829
7 1/8% Senior Notes due 2020	1,200,000	1,200,000
5 1/8% Senior Secured Notes due 2018	1,600,000	1,600,000
Receivables Facility	500,000	300,000
Capital lease obligations	47,037	47,951
Other	43,835	38,963

Total debt	9,538,184	9,541,305
Less current maturities	(113,801)	(89,911)

Total long-term debt	$9,424,383	$9,451,394

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

On November 27, 2012, CHS entered into Amendment No. 2 to the Credit Facility to provide increased flexibility for the Company to make investments and restricted payments, incur debt related to acquisitions, amend certain other terms of the Credit Facility, including the maximum leverage ratio and interest coverage ratio financial coverage levels, and add a one year 1% prepayment premium payable in connection with a repricing of the term loans due in 2017. The extended term loans are subject to customary acceleration events and earlier maturity if the repayment, extension or refinancing with longer maturity on substantially all of the outstanding term loans maturing July 25, 2014 does not occur by April 15, 2015. During the three months ended March 31, 2013, the Company paid down $206.5 million of the term loans due 2014. The July 25, 2014 maturity date of the balance of the remaining non-extended term loans at March 31, 2013 of approximately $59.6 million remains unchanged.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

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

As of March 31, 2013, the availability for additional borrowings under the Credit Facility was $750 million pursuant to the Replacement Revolver Facility, of which $37.8 million was set aside for outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion, which CHS has not yet accessed. As of March 31, 2013, the weighted-average interest rate under the Credit Facility, excluding swaps, was 4.3%.

As of March 31, 2013, the Company had letters of credit issued, primarily in support of potential insurance-related claims and certain bonds, of approximately $37.8 million.

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, the Company determined that the conversion of the term loans due 2014 to extended term loans resulting from the second amendment and restatement of its Credit Facility on February 2, 2012 should be presented as net financing activities in the condensed consolidated statement of cash flows. Such activities were presented in the previously issued Quarterly Report on Form 10-Q for the three months ended March 31, 2012 as a gross-up of borrowings and repayments of debt in the condensed consolidated statement of cash flows. There was no impact on net cash flows provided by financing activities as previously presented. This correction is reflected in the consolidated statement of cash flows in this Quarterly Report on Form 10-Q. Management does not believe such correction is material to the previously issued condensed consolidated financial statements.

8  7/8% Senior Notes due 2015

On July 25, 2007, CHS completed its offering of approximately $3.0 billion aggregate principal amount of 8 7/8% Senior Notes due 2015 (the “8 7/8% Senior Notes”), which were issued in a private placement. The 8 7/8% Senior Notes were to mature on July 15, 2015. The 8 7/8% Senior Notes bore interest at the rate of 8.875% per annum, payable semiannually in arrears on January 15 and July 15, commencing January 15, 2008. Interest on the 8 7/8% Senior Notes accrued from the date of original issuance. Interest was calculated on the basis of a 360-day year comprised of twelve 30-day months.

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Except as set forth below, CHS is not entitled to redeem the 8% Senior Notes prior to November 15, 2015.

Prior to November 15, 2014, CHS is entitled, at its option, to redeem a portion of the 8% Senior Notes (not to exceed 35% of the outstanding principal amount) at a redemption price equal to 108% of the principal amount of the notes redeemed plus accrued and unpaid interest, with the proceeds from certain public equity offerings. Prior to November 15, 2015, CHS may redeem some or all of the 8% Senior Notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the 8% Senior Notes indenture. On and after November 15, 2015, CHS is entitled, at its option, to redeem all or a portion of the 8% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on November 15 of the years set forth below:

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

7  1/8% Senior Notes due 2020

On July 18, 2012, CHS completed an underwritten public offering under its automatic shelf registration filed with the SEC of $1.2 billion aggregate principal amount of 7 1/8% Senior Notes due 2020 (the “7 1/8% Senior Notes”). The net proceeds from this issuance were used to finance the purchase of $934.3 million aggregate principal amount of CHS’ outstanding 8 7/8% Senior Notes and related fees and expenses and for general corporate purposes. The 7 1/8% Senior Notes bear interest at 7.125% per annum, payable semiannually in arrears on July 15 and January 15, commencing January 15, 2013. Interest on the 7 1/8% Senior Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

Except as set forth below, CHS is not entitled to redeem the 7 1/8% Senior Notes prior to July 15, 2016.

Prior to July 15, 2015, CHS is entitled, at its option, to redeem a portion of the 7 1/8% Senior Notes (not to exceed 35% of the outstanding principal amount) at a redemption price equal to 107.125% of the principal amount of the notes redeemed plus accrued and unpaid interest, with the proceeds from certain public equity offerings. Prior to July 15, 2016, CHS may redeem some or all of the 7 1/8% Senior Notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the 7 1/8% Senior Notes indenture. On and after July 15, 2016, CHS is entitled, at its option, to redeem all or a portion of the 7 1/8% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on July 15 of the years set forth below:

Period	Redemption Price
2016	103.563%
2017	101.781%
2018 and thereafter	100.000%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

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

Prior to August 15, 2015, CHS is entitled, at its option, to redeem a portion of the 5 1/8% Senior Notes (not to exceed 35% of the outstanding principal amount) at a redemption price equal to 105.125% of the principal amount of the notes redeemed plus accrued and unpaid interest, with the proceeds from certain public equity offerings. Prior to August 15, 2015, CHS may redeem some or all of the 5 1/8% Senior Secured Notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the 5 1/8% Senior Secured Notes indenture. On and after August 15, 2015, CHS is entitled, at its option, to redeem all or a portion of the 5 1/8% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the 12-month period commencing on August 15 of the years set forth below:

Period	Redemption Price
2015	102.563%
2016	101.281%
2017 and thereafter	100.000%

Receivables Facility

On March 21, 2012, CHS and certain of its subsidiaries entered into an accounts receivable loan agreement (the “Receivables Facility”) with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries of the Company also agreed to participate in the Receivables Facility as of that date. The existing and future non-self pay patient-related accounts receivable (the “Receivables”) for certain of the Company’s hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2015, subject to customary termination events that could cause an early termination date. The Company maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of the Company’s subsidiaries to CHS, which then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $500 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to the Company or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at March 31, 2013 totaled $500.0 million and are classified as long-term debt on the condensed consolidated balance sheet. At March 31, 2013, the carrying amount of Receivables included in the Receivables Facility totaled approximately $969.4 million and is included in patient accounts receivable on the condensed consolidated balance sheet.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Loss from Early Extinguishment of Debt

The financing transactions discussed above relating to the repayment of the Company’s term loans under the Credit Facility and the 8 7/8% Senior Notes due 2015 resulted in a loss from early extinguishment of debt of $1.3 million and $63.4 million for the three months ended March 31, 2013 and 2012, respectively, and an after-tax loss of $0.8 million and $39.5 million for the years ended March 31, 2013 and 2012, respectively.

Other Debt

As of March 31, 2013, other debt consisted primarily of the mortgage obligation on the Company’s corporate headquarters and other obligations maturing in various installments through 2020.

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to 21 separate interest swap agreements in effect at March 31, 2013, with an aggregate notional amount of $2.9 billion. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, a margin above LIBOR of 225 basis points for the outstanding balance of revolver loans and term loans due in 2014, 250 basis points for the Replacement Revolver Facility and the Incremental Term Loan and 350 basis points for term loans due in 2017 under the Credit Facility. See Note 12 for additional information regarding these swaps.

The Company paid interest of $149.7 million and $161.1 million on borrowings during the three months ended March 31, 2013 and 2012, respectively.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of March 31, 2013 and December 31, 2012, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	March 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$285,048	$285,048	$387,813	$387,813
Available-for-sale securities	59,394	59,394	56,376	56,376
Trading securities	38,932	38,932	34,696	34,696
Liabilities:
Credit Facility	4,125,084	4,153,531	4,331,562	4,357,910
8% Senior Notes	2,022,228	2,216,980	2,022,829	2,185,220
7 1/8% Senior Notes	1,200,000	1,306,800	1,200,000	1,285,848
5 1/8% Senior Secured Notes	1,600,000	1,679,040	1,600,000	1,674,480
Receivables Facility and other debt	543,835	543,835	338,963	338,963

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

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

Receivables Facility and other debt. The carrying amount of the Receivables Facility and all other debt approximates fair value due to the nature of these obligations.

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the three months ended March 31, 2013 and 2012, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at March 31, 2013, each swap agreement entered into by the Company was in a net liability position so that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Interest rate swaps consisted of the following at March 31, 2013:

Swap #	Notional Amount (in 000’s)	Fixed Interest Rate	Termination Date	Fair Value of Liability (in 000’s)
1	$ 100,000	5.023%	May 30, 2013	$ 775
2	300,000	5.242%	August 6, 2013	5,219
3	100,000	5.038%	August 30, 2013	1,982
4	50,000	3.586%	October 23, 2013	928
5	50,000	3.524%	October 23, 2013	911
6	100,000	5.050%	November 30, 2013	3,168
7	200,000	2.070%	December 19, 2013	2,528
8	100,000	5.231%	July 25, 2014	6,453
9	100,000	5.231%	July 25, 2014	6,453
10	200,000	5.160%	July 25, 2014	12,719
11	75,000	5.041%	July 25, 2014	4,651
12	125,000	5.022%	July 25, 2014	7,720
13	100,000	2.621%	July 25, 2014	2,992
14	100,000	3.110%	July 25, 2014	3,640
15	100,000	3.258%	July 25, 2014	3,837
16	200,000	2.693%	October 26, 2014	7,339
17	300,000	3.447%	August 8, 2016	28,680
18	200,000	3.429%	August 19, 2016	19,124
19	100,000	3.401%	August 19, 2016	9,471
20	200,000	3.500%	August 30, 2016	19,735
21	100,000	3.005%	November 30, 2016	8,595

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

Assuming no change in March 31, 2013 interest rates, approximately $85.6 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

The following tabular disclosure provides the amount of pre-tax loss recognized as a component of OCI during the three months ended March 31, 2013 and 2012 (in thousands):

	Amount of Pre-Tax Loss Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,
	2013	2012
Interest rate swaps	$(2,622)	$(23,122)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of income during the three months ended March 31, 2013 and 2012 (in thousands):

	Amount of Pre-Tax Loss Reclassified from AOCL into Income (Effective Portion)
Location of Loss Reclassified from AOCL into Income (Effective Portion)	Three Months Ended March 31,
	2013	2012
Interest expense, net	$27,302	$39,610

The fair values of derivative instruments in the condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	March 31, 2013		December 31, 2012		March 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$-	Other assets, net	$-	Other long- term liabilities	$156,920	Other long- term liabilities	$181,600

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

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

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (in thousands):

	March 31, 2013	Level 1	Level 2	Level 3
Available-for-sale securities	$59,394	$59,394	$-	$-
Trading securities	38,932	38,932	-	-

Total assets	$98,326	$98,326	$-	$-

Fair value of interest rate swap agreements	$156,920	$-	$156,920	$-

Total liabilities	$156,920	$-	$156,920	$-

	December 31, 2012	Level 1	Level 2	Level 3
Available-for-sale securities	$56,376	$56,376	$-	$-
Trading securities	34,696	34,696	-	-

Total assets	$91,072	$91,072	$-	$-

Fair value of interest rate swap agreements	$181,600	$-	$181,600	$-

Total liabilities	$181,600	$-	$181,600	$-

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at March 31, 2013 resulted in a decrease in the fair value of the related liability of $2.1 million and an after-tax adjustment of $1.3 million to OCI. The CVA on the Company’s interest rate swap agreements at December 31, 2012 resulted in a decrease in the fair value of the related liability of $3.6 million and an after-tax adjustment of $2.3 million to OCI.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

14.  OTHER COMPREHENSIVE INCOME

The following table presents information about items reclassified out of accumulated other comprehensive income (loss) by component for the three months ended March 31, 2013 (in thousands, net of tax):

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2012	$(116,382)	$4,588	$(33,516)	$(145,310)
Other comprehensive income before reclassifications	(1,676)	1,809	-	133
Amounts reclassified from accumulated other comprehensive income	17,446	-	733	18,179

Net current-period other comprehensive income	15,770	1,809	733	18,312

Balance as of March 31, 2013	$(100,612)	$6,397	$(32,783)	$(126,998)

The following table presents a subtotal for each significant reclassification to net income out of accumulated other comprehensive income (loss) and the line item affected in the condensed consolidated statement of income during the three months ended March 31, 2013 (in thousands):

For the Three Months Ended March 31, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from accumulated other comprehensive loss	Affected line item in the statement where net income is presented
Gains and losses on cash flow hedges
Interest rate swaps	$(27,302)	Interest expense, net
	9,856	Tax benefit

	$(17,446)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(286)	Salaries and benefits
Actuarial losses	(880)	Salaries and benefits

	(1,166)	Total before tax
	433	Tax benefit

	$(733)	Net of tax

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

15.  SEGMENT INFORMATION

Prior to the quarter ended March 31, 2013, the Company operated in three distinct operating segments, represented by hospital operations (which includes its general acute care hospitals and related healthcare entities that provide inpatient and outpatient healthcare services), home care agency operations (which provide in-home outpatient care), and hospital management services (which provides executive management and consulting services to non-affiliated acute care hospitals). During the quarter ended March 31, 2013, the chief operating decision maker stopped receiving discrete financial information for the hospital management services, so it no longer meets the criteria as a separate operating segment. The Company operates in two operating segments, hospital operations and home care agency operations. Financial information for hospital management services is now presented as a component of the hospital operations segment. The financial information from prior years has been revised to reflect the change in the composition of the Company’s operating segments. Consistent with 2012, the Company presents two reportable segments, as noted below.

Only the hospital operations segment meets the criteria as a separate reportable segment. The financial information for the home care agency segment does not meet the quantitative thresholds for a separate identifiable reportable segment and is combined into the corporate and all other reportable segment.

The distribution between reportable segments of the Company’s net operating revenues and income from continuing operations before income taxes is summarized in the following tables (in thousands):

	Three Months Ended March 31,
	2013	2012
Net operating revenues:
Hospital operations	$3,265,340	$3,250,604
Corporate and all other	46,410	46,431

Total	$3,311,750	$3,297,035

Income from continuing operations before income taxes:
Hospital operations	$201,382	$199,803
Corporate and all other	(57,356)	(54,266)

Total	$144,026	$145,537

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

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

U.S. ex rel. Baker vs. Community Health Systems, Inc. (United States District Court for the District of New Mexico)

The Company’s knowledge of this matter originated in early 2006 with correspondence from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” For approximately three years, the Company provided the Department of Justice with requested documents, met with its personnel on numerous occasions and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified the Company that it believed that the Company and three of its New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in the referenced qui tam lawsuit, which alleges that the Company’s New Mexico hospitals “caused to be filed” false claims from the period of August 2000 through June 2011. Two of the parent company’s subsidiaries are also defendants in this lawsuit. The Company continues to vigorously defend this action. The current posture of this case is that discovery is closed and both parties’ motions for summary judgment are pending. There is currently no hearing date on these motions and no trial date has been set.

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

Department of Justice Investigation of Medicare Short-Stay Admissions from Emergency Departments

In April 2011, the Company received a document subpoena from the United States Department of Health and Human Services (“OIG”) in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena was directed to all of the Company’s hospitals and requested documents concerning emergency department processes and procedures, including the hospitals’ use of the Pro-MED Clinical Information System, a third-party software system that assists with the management of patient care and provides operational support and data collection for emergency department management. The subpoena also sought information about the Company’s relationships with emergency department physicians, including financial arrangements. This investigation is being led by the Department of Justice. The Company is continuing to cooperate with the government with the ongoing document production, as well as conducting a joint medical necessity review of a sampling of medical records at a small number of hospitals. The results of the respective reviews have been exchanged and are undergoing further analysis by the experts.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

United States ex rel. and Reuille vs. Community Health Systems Professional Services Corporation and Lutheran Musculoskeletal Center, LLC d/b/a Lutheran Hospital (United States District Court for the Northern District of Indiana, Fort Wayne Division). This lawsuit was originally filed under seal in January 2009. The suit is brought under the False Claims Act and alleges that Lutheran Hospital of Indiana billed the Medicare program for (a) false 23 hour observation after outpatient surgeries and procedures, and (b) intentional assignment of inpatient status to one-day stays for cases that do not meet Medicare criteria for inpatient intensity of service or severity of illness. In December 2010, the government filed a notice that it declined to intervene in this suit. On April 22, 2011, a joint motion was filed by the relator and the Department of Justice to extend the period of time for the relator to serve the Company in the case to allow the government more time to decide if it will intervene in the case. The motion to stay was granted, as have subsequent joint motions, and the stay is currently continued until October 25, 2013. The original motion and subsequent filings gave insight to the fact that there are other qui tam complaints in other jurisdictions and that the government was consolidating its investigations and working cooperatively with other investigative bodies (including the Attorney General of the State of Texas). The government also confirmed that it considers the allegations made in the complaint styled Tenet Healthcare Corporation vs. Community Health Systems, Inc., et al. filed in the United States District Court for the Northern District of Texas, Dallas Division on April 11, 2011 to be related to the government’s consolidated investigation. The Company is cooperating fully with the government in its investigations.

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

Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of the Company’s common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for the Company’s common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. The Company’s motion to dismiss this case has been fully briefed and is pending before the court. The Company believes this consolidated matter is without merit and will vigorously defend this case.

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

The Company incurred the following pre-tax charges in connection with the government investigations and shareholder lawsuits of possible improper claims submitted to Medicare and Medicaid during the three months ending March 31, 2013 and 2012 (in thousands):

	Three Months Ended March 31,
	2013	2012
Professional fees and other related costs	$2,006	$1,903

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Probable Contingencies

In addition to the cases described above, there are a number of legal matters for which, based on information currently available, the Company believes that a negative outcome is known or is probable. In the aggregate, an estimate of these losses has been accrued in the amount of $11.6 million and $22.6 million at March 31, 2013 and December 31, 2012, respectively. Due to the uncertainties and difficulty in predicting the ultimate resolution of these contingencies, the actual amount could differ from the estimated amount; however, the Company does not believe the ultimate outcome of any of these matters would be material.

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

The accounting policies used in the preparation of this financial information are consistent with those elsewhere in the condensed consolidated financial statements of the Company, except as noted below:

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

From time to time, the Company sells and/or repurchases noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods are revised to reflect the status of guarantors or non-guarantors as of March 31, 2013.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Balance Sheet

March 31, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

ASSETS

Current assets:

Cash and cash equivalents	$-	$-	$163,552	$121,496	$-	$285,048

Patient accounts receivable, net of allowance for doubtful accounts	-	-	783,788	1,431,410	-	2,215,198

Supplies	-	-	257,063	113,992	-	371,055

Prepaid income taxes	-	-	-	-	-	-

Deferred income taxes	117,045	-	-	-	-	117,045

Prepaid expenses and taxes	-	65	86,017	56,284	-	142,366

Other current assets	-	-	221,807	66,264	-	288,071

Total current assets	117,045	65	1,512,227	1,789,446	-	3,418,783

Intercompany receivable	511,641	9,593,156	4,085,575	3,440,938	(17,631,310)	-

Property and equipment, net	-	-	4,625,508	2,469,626	-	7,095,134

Goodwill	-	-	2,543,898	1,864,464	-	4,408,362

Other assets, net	-	156,415	1,189,267	798,630	(469,389)	1,674,923

Net investment in subsidiaries	3,072,451	8,608,604	3,581,210	-	(15,262,265)	-

Total assets	$3,701,137	$18,358,240	$17,537,685	$10,363,104	$(33,362,964)	$16,597,202

LIABILITIES AND EQUITY

Current liabilities:

Current maturities of long-term debt	$-	$94,429	$16,519	$2,853	$-	$113,801

Accounts payable	-	48	504,788	236,339	-	741,175

Income tax payable	5,924	-	-	-	-	5,924

Accrued interest	-	109,235	294	410	-	109,939

Accrued liabilities	7,575	-	677,530	352,976	-	1,038,081

Total current liabilities	13,499	203,712	1,199,131	592,578	-	2,008,920

Long-term debt	-	8,853,561	52,372	518,450	-	9,424,383

Intercompany payable	-	5,602,211	12,137,048	7,951,231	(25,690,490)	-

Deferred income taxes	808,489	-	-	-	-	808,489

Other long-term liabilities	1,174	626,308	680,608	200,664	(469,389)	1,039,365

Total liabilities	823,162	15,285,792	14,069,159	9,262,923	(26,159,879)	13,281,157

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	375,506	-	375,506

Equity:

Community Health Systems, Inc. stockholders’ equity:

Preferred stock	-	-	-	-	-	-

Common stock	950	-	1	2	(3)	950

Additional paid-in capital	1,187,535	1,152,914	1,259,384	530,536	(2,942,834)	1,187,535

Treasury stock, at cost	(6,678)	-	-	-	-	(6,678)

Accumulated other comprehensive (loss) income	(126,998)	(126,998)	(26,386)	-	153,384	(126,998)

Retained earnings	1,823,166	2,046,532	2,235,527	131,573	(4,413,632)	1,823,166

Total Community Health Systems, Inc. stockholders’ equity	2,877,975	3,072,448	3,468,526	662,111	(7,203,085)	2,877,975

Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	62,564	-	62,564

Total equity	2,877,975	3,072,448	3,468,526	724,675	(7,203,085)	2,940,539

Total liabilities and equity	$3,701,137	$18,358,240	$17,537,685	$10,363,104	$(33,362,964)	$16,597,202

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Operating revenues (net of contractual allowances and discounts)	$-	$(3,322)	$2,432,880	$1,370,306	$-	$3,799,864

Provision for bad debts	-	-	338,431	149,683	-	488,114

Net operating revenues	-	(3,322)	2,094,449	1,220,623	-	3,311,750

Operating costs and expenses:

Salaries and benefits	-	-	919,268	657,880	-	1,577,148

Supplies	-	-	324,013	173,828	-	497,841

Other operating expenses	-	77	444,585	263,312	-	707,974

Electronic health records incentive reimbursement	-	-	(11,974)	(8,942)	-	(20,916)

Rent	-	-	40,227	31,327	-	71,554

Depreciation and amortization	-	-	128,877	63,281	-	192,158

Total operating costs and expenses	-	77	1,844,996	1,180,686	-	3,025,759

Income from operations	-	(3,399)	249,453	39,937	-	285,991

Interest expense, net	-	14,269	126,466	15,615	-	156,350

Loss from early extinguishment of debt	-	1,295	-	-	-	1,295

Equity in earnings of unconsolidated affiliates	(79,174)	(92,325)	(18,350)	-	174,169	(15,680)

Income from continuing operations before income taxes	79,174	73,362	141,337	24,322	(174,169)	144,026

Provision for (benefit from) income taxes	-	(5,812)	50,931	2,584	-	47,703

Income from continuing operations	79,174	79,174	90,406	21,738	(174,169)	96,323

Discontinued operations, net of taxes:

Loss from operations of entities sold	-	-	-	-	-	-

Loss from discontinued operations, net of taxes	-	-	-	-	-	-

Net income	79,174	79,174	90,406	21,738	(174,169)	96,323

Less: Net income attributable to noncontrolling interests	-	-	-	17,149	-	17,149

Net income attributable to Community Health Systems, Inc. stockholders	$79,174	$79,174	$90,406	$4,589	$(174,169)	$79,174

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Operating revenues (net of contractual allowances and discounts)	$-	$(1,764)	$2,451,939	$1,333,316	$-	$3,783,491

Provision for bad debts	-	-	349,311	137,145	-	486,456

Net operating revenues	-	(1,764)	2,102,628	1,196,171	-	3,297,035

Operating costs and expenses:

Salaries and benefits	-	-	898,591	626,384	-	1,524,975

Supplies	-	-	328,255	170,324	-	498,579

Other operating expenses	-	315	479,066	229,562	-	708,943

Electronic health records incentive reimbursement	-	-	(18,831)	(7,337)	-	(26,168)

Rent	-	-	37,370	29,854	-	67,224

Depreciation and amortization	-	-	115,666	58,688	-	174,354

Total operating costs and expenses	-	315	1,840,117	1,107,475	-	2,947,907

Income from operations	-	(2,079)	262,511	88,696	-	349,128

Interest expense, net	-	15,737	123,556	12,882	-	152,175

Loss from early extinguishment of debt	-	63,429	-	-	-	63,429

Equity in earnings of unconsolidated affiliates	(75,474)	(118,501)	(41,799)	-	223,761	(12,013)

Income from continuing operations before income taxes	75,474	37,256	180,754	75,814	(223,761)	145,537

Provision for (benefit from) income taxes	-	(38,218)	65,252	18,785	-	45,819

Income from continuing operations	75,474	75,474	115,502	57,029	(223,761)	99,718

Discontinued operations, net of taxes:

Loss from operations of entities sold	-	-	-	(466)	-	(466)

Loss from discontinued operations, net of taxes	-	-	-	(466)	-	(466)

Net income	75,474	75,474	115,502	56,563	(223,761)	99,252

Less: Net income attributable to noncontrolling interests	-	-	-	23,778	-	23,778

Net income attributable to Community Health Systems, Inc. stockholders	$75,474	$75,474	$115,502	$32,785	$(223,761)	$75,474

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Net income	$79,174	$79,174	$90,406	$21,738	$(174,169)	$96,323

Other comprehensive income (loss), net of taxes

Net change in fair value of interest rate swaps	15,770	15,770	-	-	(15,770)	15,770

Net change in fair value of available-for-sale securities	1,809	1,809	1,809	-	(3,618)	1,809

Amortization and recognition of unrecognized pension cost components	733	733	733	-	(1,466)	733

Other comprehensive income (loss)	18,312	18,312	2,542	-	(20,854)	18,312

Comprehensive income	97,486	97,486	92,948	21,738	(195,023)	114,635

Less: Comprehensive income attributable to noncontrolling interests	-	-	-	17,149	-	17,149

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$97,486	$97,486	$92,948	$4,589	$(195,023)	$97,486

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Net income	$75,474	$75,474	$115,502	$56,563	$(223,761)	$99,252

Other comprehensive income (loss), net of taxes

Net change in fair value of interest rate swaps	10,536	10,536	-	-	(10,536)	10,536

Net change in fair value of available-for-sale securities	2,667	2,667	2,667	-	(5,334)	2,667

Amortization and recognition of unrecognized pension cost components	1,140	1,140	1,140	-	(2,280)	1,140

Other comprehensive income (loss)	14,343	14,343	3,807	-	(18,150)	14,343

Comprehensive income	89,817	89,817	119,309	56,563	(241,911)	113,595

Less: Comprehensive income attributable to noncontrolling interests	-	-	-	23,778	-	23,778

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$89,817	$89,817	$119,309	$32,785	$(241,911)	$89,817

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(4,881)	$(12,879)	$173,042	$(98,128)	$-	$57,154

Cash flows from investing activities:

Acquisitions of facilities and other related equipment	-	-	(3,656)	(1,094)	-	(4,750)

Purchases of property and equipment	-	-	(94,760)	(18,099)	-	(112,859)

Proceeds from sale of property and equipment	-	-	526	188	-	714

Increase in other investments	-	-	(55,469)	(14,014)	-	(69,483)

Net cash used in investing activities	-	-	(153,359)	(33,019)	-	(186,378)

Cash flows from financing activities:

Proceeds from exercise of stock options	73,429	-	-	-	-	73,429

Repurchase of restricted stock shares for payroll tax withholding requirements	(14,478)	-	-	-	-	(14,478)

Stock buy-back	(18,726)	-	-	-	-	(18,726)

Deferred financing costs	-	(126)	-	(752)	-	(878)

Excess tax benefit relating to stock-based compensation	5,358	-	-	-	-	5,358

Redemption of noncontrolling investments in joint ventures	-	-	-	(436)	-	(436)
Distributions to noncontrolling investors in joint ventures	-	-	-	(15,291)	-	(15,291)

Changes in intercompany balances with affiliates, net	(40,702)	219,483	(132,277)	(46,504)	-	-

Borrowings under credit agreement	-	90,000	10,679	214	-	100,893

Issuance of long-term debt	-	-	-	-	-	-

Proceeds from receivables facility	-	-	-	300,000	-	300,000

Repayments of long-term indebtedness	-	(296,478)	(6,092)	(100,842)	-	(403,412)

Net cash provided by (used in) financing activities	4,881	12,879	(127,690)	136,389	-	26,459

Net change in cash and cash equivalents	-	-	(108,007)	5,242	-	(102,765)

Cash and cash equivalents at beginning of period	-	-	271,559	$116,254	-	387,813

Cash and cash equivalents at end of period	$-	$-	$163,552	$121,496	$-	$285,048

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(1,230)	$(26,237)	$(67,958)	$282,735	$-	$187,310

Cash flows from investing activities:

Acquisitions of facilities and other related equipment	-	-	(242,977)	(5,459)	-	(248,436)

Purchases of property and equipment	-	-	(127,673)	(57,230)	-	(184,903)

Proceeds from sale of property and equipment	-	-	688	60	-	748

Increase in other investments	-	10,000	(45,612)	(32,096)	-	(67,708)

Net cash used in investing activities	-	10,000	(415,574)	(94,725)	-	(500,299)

Cash flows from financing activities:

Proceeds from exercise of stock options	308	-	-	-	-	308

Repurchase of restricted stock shares for payroll tax withholding requirements	(9,032)	-	-	-	-	(9,032)

Stock buy-back	-	-	-	-	-	-

Deferred financing costs	-	(24,787)	-	-	-	(24,787)

Excess tax benefit relating to stock-based compensation	1,004	-	-	-	-	1,004

Redemption of noncontrolling investments in joint ventures	-	-	-	(31,096)	-	(31,096)
Distributions to noncontrolling investors in joint ventures	-	-	-	(27,038)	-	(27,038)

Changes in intercompany balances with affiliates, net	8,950	(58,772)	469,006	(419,184)	-	-

Borrowings under credit agreements	-	2,695,000	9,337	-	-	2,704,337

Issuance of long-term debt	-	1,025,000	-	-	-	1,025,000

Proceeds from receivables facility	-	-	-	300,000	-	300,000

Repayments of long-term indebtedness	-	(3,620,204)	(5,334)	(736)	-	(3,626,274)

Net cash provided by (used in) financing activities	1,230	16,237	473,009	(178,054)	-	312,422

Net change in cash and cash equivalents	-	-	(10,523)	9,956	-	(567)

Cash and cash equivalents at beginning of period	-	-	14,536	$115,329	-	129,865

Cash and cash equivalents at end of period	$-	$-	$4,013	$125,285	$-	$129,298

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our unaudited condensed consolidated financial statements and the accompanying notes included herein.

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

Executive Overview

We are one of the largest publicly-traded operators of hospitals in the United States in terms of number of facilities and net operating revenues. We provide healthcare services through the hospitals that we own and operate in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and other outpatient services to patients in the communities in which we are located. As of March 31, 2013, we owned or leased 135 hospitals comprised of 131 general acute care hospitals and four stand-alone rehabilitation or psychiatric hospitals. In addition to our hospitals and related businesses, we own and operate home care agencies, located primarily in markets where we also operate a hospital. Also, through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services.

In March 2013, we announced a new strategic alliance with Cleveland Clinic, one of the nation’s leading academic medical centers with a reputation for innovative approaches to patient care and cost reduction. We believe this alliance will enable us to find new and collaborative ways to enhance quality, reduce costs and create greater value for the services provided to our patients. Key components of this alliance include the implementation of Cleveland Clinic quality programs in select markets in which we operate as well as the potential for future joint ventures, clinical research and shared innovations.

Our net operating revenues for the three months ended March 31, 2013 increased to approximately $3.312 billion, as compared to approximately $3.297 billion for the three months ended March 31, 2012. Income from continuing operations, before noncontrolling interests, for the three months ended March 31, 2013 decreased 3.4% over the three months ended March 31, 2012 to $96.3 million compared to $99.7 million. Included in income from continuing operations for the three months ended March 31, 2012, is a $42.8 million after-tax benefit from the resolution of an industry-wide governmental settlement and a payment update related to prior periods, an $8.7 million after-tax charge for certain legal and regulatory matters and a $39.5 million after-tax loss from the early extinguishment of debt. Total inpatient admissions for the three months ended March 31, 2013 decreased 4.4%, compared to the three months ended March 31, 2012, and adjusted admissions for the three months ended March 31, 2013 decreased 3.5%, compared to the three months ended March 31, 2012. On a same-store basis, admissions decreased 5.9% and adjusted admissions decreased 5.2% compared with the three months ended March 31, 2012.

Self-pay revenues represented approximately 13.4% of our net operating revenues, net of contractual allowances and discounts (but before provision for bad debts), for both of the three-month periods ended March 31, 2013 and 2012. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 5.3% and 4.8% for the three months ended March 31, 2013 and 2012, respectively. Direct and indirect costs incurred by us in providing charity care services were approximately 0.9% of net operating revenues for both of the three-month periods ended March 31, 2013 and 2012.

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

In addition to the Reform Legislation, the American Recovery and Reinvestment Act of 2009 included provisions for implementing health information technology under the Health Information Technology for Economic and Clinical Health Act, or HITECH. These provisions were designed to increase the use of electronic health records, or EHR, technology and establish the requirements for a Medicare and Medicaid incentive payments program beginning in 2011 for eligible hospitals and providers that adopt and meaningfully use certified EHR technology. These incentive payments are intended to offset a portion of the costs incurred to implement and qualify as a meaningful user of EHR. Rules adopted in July 2010 by the Department of Health and Human Services established an initial set of standards and certification criteria. Our hospital facilities have begun to implement EHR technology on a facility-by-facility basis beginning in 2011. We anticipate recognizing incentive reimbursement related to the Medicare or Medicaid incentives as we are able to implement the certified EHR technology, meet the defined “meaningful use criteria,” and information from completed cost report periods is available from which to calculate the incentive reimbursement. The timing of recognizing incentive reimbursement will not correlate with the timing of recognizing operating expenses and incurring capital costs in connection with the implementation of EHR technology which may result in material period-to-period changes in our future results of operations. Hospitals that do not qualify as a meaningful user of EHR technology by 2015 are subject to a reduced market basket update to the inpatient prospective payment system standardized amount in 2015 and each subsequent fiscal year. Although we believe that our hospital facilities will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provisions of HITECH. We recognized approximately $20.9 million and $26.2 million during the three months ended March 31, 2013 and 2012, respectively, of incentive reimbursement for HITECH incentive reimbursements from Medicare and Medicaid related to certain of our hospitals and for certain of our employed physicians, which are presented as a reduction of operating expenses.

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

	Three Months Ended March 31,
	2013	2012

Medicare	26.1%	26.6%	(1)
Medicaid	8.8	8.5
Managed Care and other third-party payors	51.7	51.5
Self-pay	13.4	13.4
Total	100.0%	100.0%

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. During the three months ended March 31, 2012, we recognized a net after-tax benefit of $42.8 million from the resolution of an industry-wide governmental settlement and a payment update related to prior periods. Other than these items, contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in both of the three-month periods ended March 31, 2013 and 2012.

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

Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from Centers for Medicare and Medicaid Services, or CMS, and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Similar programs are also being considered by other states. After these supplemental programs are signed into law, we recognize revenue and related expenses in the period in which amounts are estimable and collection is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and included as Medicaid revenue in the table above, and fees, taxes or other program related costs are reflected in other operating expenses.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended March 31,
	2013	2012
	(Expressed as a percentage of net operating revenues)

Consolidated:
Net operating revenues	100.0%	100.0%
Operating expenses (a)	(85.6)	(84.1)
Depreciation and amortization	(5.8)	(5.3)

Income from operations	8.6	10.6
Interest expense, net	(4.8)	(4.7)
Loss from early extinguishment of debt	-	(1.9)
Equity in earnings of unconsolidated affiliates	0.5	0.4

Income from continuing operations before income taxes	4.3	4.4
Provision for income taxes	(1.4)	(1.4)

Income from continuing operations	2.9	3.0
Loss from discontinued operations, net of taxes	-	-

Net income	2.9	3.0
Less: Net income attributable to noncontrolling interests	(0.5)	(0.7)

Net income attributable to Community Health Systems, Inc. stockholders	2.4%	2.3%

Three Months Ended March 31, 2013
Percentage increase (decrease) from same period prior year:
Net operating revenues	0.4%
Admissions	(4.4)
Adjusted admissions (b)	(3.5)
Average length of stay	2.3
Net income attributable to Community Health Systems, Inc. (c)	4.9
Same store percentage increase (decrease) from same period prior year (d)
Net operating revenues	1.4%
Admissions	(5.9)
Adjusted admissions (b)	(5.2)

(a)	Operating expenses include salaries and benefits, supplies, other operating expenses, electronic health records incentive reimbursement and rent.
(b)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(c)	Includes loss from discontinued operations.
(d)	Includes acquired hospitals to the extent we operated them in both years.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Net operating revenues increased $14.7 million to approximately $3.312 billion for the three months ended March 31, 2013, from approximately $3.297 billion for the three months ended March 31, 2012. Included in 2012 net operating revenues on a non-same store basis is approximately $101.8 million of net operating revenues from an industry-wide settlement with the United States Department of Health and Human Services and CMS, based on a claim that acute-care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system in federal fiscal years 1999 through 2011. The underpayments resulted from calculations related to the rural floor budget neutrality adjustments implemented in connection with the Balanced Budget Act of 1997. Also included in 2012 net operating revenues is an unfavorable adjustment of approximately $21.0 million, related to the revised Supplemental Security Income ratios issued for federal fiscal years 2006 through 2009 utilized for calculating Medicare Disproportionate Share Hospital reimbursements. Excluding the $80.8 million net effect of these two items on 2012, net operating revenues for the three months ended March 31, 2013 increased $95.5 million. Growth from hospitals owned throughout both periods contributed $46.3 million of that increase and $49.2 million was contributed by hospitals acquired in 2012. On a same-store basis, net operating revenues increased 1.4%. The increased net operating revenues contributed by hospitals that we owned throughout both periods were primarily attributable to favorable changes to payor mix and general rate and reimbursement increases, including revenues from states with provider assessment programs.

On a consolidated basis, inpatient admissions decreased by 4.4% and adjusted admissions decreased by 3.5% during the three months ended March 31, 2013. On a same-store basis, inpatient admissions decreased by 5.9% and adjusted admissions decreased by 5.2% during the three months ended March 31, 2013. This decrease in same-store inpatient admissions was significantly impacted by seasonality factors, including the loss of one day in 2013 as compared to 2012, which was a leap year, as well as additional holidays that fell on weekdays during the first quarter in 2013. The decrease was also reflective of lower admissions from women’s services including obstetrics and gynecology, fewer flu and respiratory-related admissions and reductions due to turnover with our employed physicians during the three months ended March 31, 2013, as compared to the three months ended March 31, 2012.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased from 84.1% for the three months ended March 31, 2012 to 85.6% for the three months ended March 31, 2013. Salaries and benefits, as a percentage of net operating revenues, increased from 46.3% for the three months ended March 31, 2012 to 47.6% for the three months ended March 31, 2013. This increase in salaries and benefits was primarily due to the impact of recent acquisitions. Supplies, as a percentage of net operating revenues, decreased from 15.1% for the three months ended March 31, 2012 to 15.0% for the three months ended March 31, 2013. Other operating expenses, as a percentage of net operating revenues, decreased from 21.5% for the three months ended March 31, 2012 to 21.4% for the three months ended March 31, 2013. Rent, as a percentage of net operating revenues, increased from 2.0% for the three months ended March 31, 2012 to 2.2% for the three months ended March 31, 2013.

Electronic health records incentive reimbursements represent those incentives under the HITECH Act for which the recognition criterion has been met. We have recognized approximately $20.9 million and $26.2 million of incentive reimbursements, or 0.6% and 0.8% of net operating revenues, for the three months ended March 31, 2013 and 2012, respectively. We received cash payments of $45.1 million and $5.8 million for these incentives, of which $19.9 million and $1.0 million was recorded as deferred revenue as all criteria for gain recognition had not been met, during the three months ended March 31, 2013 and 2012, respectively. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.6% of net operating revenues, of which depreciation and amortization represented 0.4% of net operating revenues for the three months ended March 31, 2013. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.4% of net operating revenues, of which depreciation and amortization represented 0.2% of net operating revenues for the three months ended March 31, 2012.

Depreciation and amortization, as a percentage of net operating revenues, increased from 5.3% for the three months ended March 31, 2012 to 5.8% for the three months ended March 31, 2013. This increase was due primarily to depreciation and amortization expense related to electronic health records software and hardware.

Interest expense, net, increased by $4.2 million from $152.2 million for the three months ended March 31, 2012, to $156.4 million for the three months ended March 31, 2013. An increase in our average outstanding debt during 2013, compared to 2012, resulted in an increase in interest expense of $5.4 million. Additionally, interest expense increased by $4.1 million as a result of less interest being capitalized during 2013, as compared to 2012, because the prior year period had more major construction projects. These increases were partially offset by a decrease in interest expense of $1.7 million due to one additional day of interest expense in the prior year period since 2012 was a leap year. Also, a decrease in interest rates during 2013, compared to 2012, resulted in a decrease in interest expense of $3.6 million.

The loss from early extinguishment of debt of $1.3 million was recognized during the three months ended March 31, 2013 after the repayment of $206.5 million of the term loans due 2014. The loss from early extinguishment of debt of $63.4 million was recognized during the three months ended March 31, 2012 after the purchase and redemption of $850 million of the 8 7/8% Senior Notes due 2015 and the repayment of existing term loans and revolving credit facility under the Credit Facility as further discussed in Liquidity and Capital Resources.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, increased from 0.4% for the three months ended March 31, 2012 to 0.5% for the three months ended March 31, 2013.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes decreasing $1.5 million from $145.5 million for the three months ended March 31, 2012 to $144.0 million for the three months ended March 31, 2013.

Provision for income taxes from continuing operations increased from $45.8 million for the three months ended March 31, 2012 to $47.7 million for the three months ended March 31, 2013 due to the increase in income from continuing operations before income taxes. Our effective tax rates were 33.1% and 31.5% for the three months ended March 31, 2013 and 2012, respectively. The increase in our effective tax rate is primarily related to an increase in our state effective tax rate.

Income from continuing operations, as a percentage of net operating revenues, decreased from 3.0% for the three months ended March 31, 2012 to 2.9% for the three months ended March 31, 2013.

Net income, as a percentage of net operating revenues, decreased from 3.0% for the three months ended March 31, 2012 to 2.9% for the three months ended March 31, 2013.

Net income attributable to noncontrolling interests as a percentage of net operating revenues decreased from 0.7% for the three months ended March 31, 2012 to 0.5% for the three months ended March 31, 2013. The decrease in net income attributable to noncontrolling interests is primarily due to lower income from operations from our less than wholly-owned subsidiaries and also the reduction in hospital syndications as a result of the redemption of all of the physician ownership interests at several hospitals during 2012.

Net income attributable to Community Health Systems, Inc. was $79.2 million for the three months ended March 31, 2013 compared to $75.5 million for the three months ended March 31, 2012, an increase of 4.9%.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $130.1 million, from approximately $187.3 million for the three months ended March 31, 2012 to approximately $57.2 million for the three months ended March 31, 2013. The decrease in cash provided by operating activities is due primarily to a decrease in cash flows from accounts payable, accrued liabilities and income taxes, primarily as a result of the timing of payments of accounts payable and payroll-related accrued liabilities, which decreased cash flows from operating activities by $193.8 million, a decrease in cash flow from the change in other assets and liabilities of $26.0 million, a decrease from the change in the non-cash loss from early extinguishment of debt of $62.1 million, a decrease in net income of $2.9 million and a decrease in all other non-cash expenses of $2.2 million. These decreases in cash flows were offset by an increase in cash flows from supplies, prepaid expenses and other current assets of $123.4 million, primarily from the timing of recognition of the industry-wide governmental settlement in 2012, increase in cash generated from accounts receivable of $15.7 million, and an increase in depreciation and amortization expense of $17.8 million. Included in net cash provided by operating activities for the three months ended March 31, 2013 is $45.1 million of cash received for HITECH incentive reimbursements, compared to $5.8 million for the three months ended March 31, 2012.

The cash used in investing activities decreased $313.9 million, from approximately $500.3 million for the three months ended March 31, 2012 to approximately $186.4 million for the three months ended March 31, 2013. The decrease in cash used in investing activities was due to a decrease in cash paid for acquisitions of facilities and other related equipment of $243.7 million, since there were no hospital acquisitions in the current period compared to three hospitals acquired in the first three months of 2012, and a decrease in the cash used for the purchase of property and equipment of $72 million. These increases in cash outflows were partially offset by an increase in cash used for other investments of $1.8 million. Included in cash outflows for other investments for the three months ended March 31, 2013 is approximately $14.2 million of capital expenditures related to the purchase and implementation of certified EHR technology. The remaining cash outflows for other investments consists primarily of purchases and development of other internal-use software and payments made under non-employee physician recruiting agreements of $55.3 million. We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.

Our net cash provided by financing activities was $26.5 million for the three months ended March 31, 2013, compared to $312.4 million for the three months ended March 31, 2012. The decrease in cash provided by financing activities, in comparison to the prior year, is primarily due to a reduction in borrowings under our Credit Facility and the issuance of our 8% Senior Notes in 2012 totaling $3.6 billion, but was mostly offset by an increase in the repayments of our long-term debt of $3.2 billion and an increase in proceeds from the exercise of stock options of $73.1 million.

Capital Expenditures

Cash expenditures for purchases of facilities and other related equipment were $4.8 million for the three months ended March 31, 2013, compared to $248.4 million for the three months ended March 31, 2012. The expenditures during the three months ended March 31, 2013 were for the purchase of surgery centers and other physician practices. The expenditures during the three months ended March 31, 2012 were for the purchase of two hospitals in Pennsylvania, one hospital in Illinois, a physician practice in Texas, surgery centers and other physician practices and the settlement of working capital items.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the three months ended March 31, 2013 totaled $112.7 million, compared to $144.4 million for the three months ended March 31, 2012. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals for the three months ended March 31, 2013 totaled $0.2 million, compared to $40.5 million for the three months ended March 31, 2012. The costs to construct replacement hospitals for the three months ended March 31, 2013 represent planning and construction costs for the replacement hospitals discussed below. The costs to construct replacement hospitals for the three months ended March 31, 2012 represent construction and equipment costs primarily for three replacement hospitals opened in 2012 located in Barstow, California; Valparaiso, Indiana; and Siloam Springs, Arkansas.

Pursuant to a hospital purchase agreement in effect as of March 31, 2013, and where final CON approval has been obtained, we have committed to build a replacement facility in York, Pennsylvania by July 2017. Construction costs, including equipment costs, for the York replacement facility is currently estimated to be approximately $100.0 million. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement to our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need from the Alabama Certificate of Need Review Board. This CON was challenged in the Alabama state circuit and appellate courts but has recently been upheld, with issuance subject to the final resolution of the appeal process. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280.0 million for the Birmingham replacement facility.

Capital Resources

Net working capital was approximately $1.4 billion at March 31, 2013, compared to $1.3 billion at December 31, 2012, an increase of $133.9 million, primarily the result of an increase in patient accounts receivable, partially offset by decreases in cash, accounts payable and employee compensation liabilities.

We obtained senior secured financing under the Credit Facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. A $750 million revolving credit facility was available to us for working capital and general corporate purposes under the Credit Facility. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. The Credit Facility requires quarterly amortization payments of each term loan facility equal to 0.25% of the outstanding amount of the term loans. On November 5, 2010, we entered into an amendment and restatement of our existing Credit Facility. The amendment extended by two and a half years, until January 25, 2017, the maturity date of $1.5 billion of our existing term loans under the Credit Facility and increased the pricing on these term loans to LIBOR plus 350 basis points. The amendment also increased our ability to issue additional indebtedness under the uncommitted incremental facility to $1.0 billion from $600 million, permitted us to issue term loan A loans under the incremental facility and provided up to $2.0 billion of borrowing capacity from receivable transactions, an increase of $0.5 billion, of which approximately $1.7 billion would be required to be used for repayment of our existing term loans. On February 2, 2012, we completed a second amendment and restatement of the Credit Facility to extend an additional $1.6 billion of our term loans due 2014 under the Credit Facility to match the maturity date and interest rate margins of the term loans due January 25, 2017. On August 3, 2012, we entered into Amendment No. 1 to the Credit Facility to provide increased flexibility for refinancing and repayment of the term loans due 2014 and amend certain other terms. On August 22, 2012, we entered into a loan modification agreement with respect to the Credit Facility to extend approximately $340 million of the term loans due 2014 to match the maturity date and interest rate margins of the term loans due January 25, 2017. On November 27, 2012, we entered into Amendment No. 2 to the Credit Facility to provide increased flexibility for us to make investments and restricted payments, incur debt related to acquisitions, amend certain other terms of the Credit Facility, including the maximum leverage ratio and interest coverage ratio financial coverage levels, and add a one year 1% prepayment premium payable in connection with a repricing of the term loans due in 2017. The extended term loans are subject to customary acceleration events and earlier maturity if the repayment, extension or refinancing with longer maturity on substantially all of the outstanding term loans maturing July 25, 2014 does not occur by April 15, 2015. During the three months ended March 31, 2013, we paid down $206.5 million of the term loans due 2014. The July 25, 2014 maturity date of the balance of the remaining non-extended term loans at March 31, 2013 of approximately $59.6 million remains unchanged.

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

As of March 31, 2013, the availability for additional borrowings under our Credit Facility was approximately $750 million pursuant to the revolving credit facility, of which $37.8 million was set aside for outstanding letters of credit at March 31, 2013. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements through the next 12 months and into the foreseeable future.

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

On July 18, 2012, CHS completed an underwritten public offering under our automatic shelf registration filed with the SEC of $1.2 billion aggregate principal amount of 7 1/8% Senior Notes due 2020. The net proceeds of the offering were used to finance the purchase or redemption of the then outstanding $934.3 million principal amount plus accrued interest of the 8 7/8% Senior Notes, to pay for consents delivered in connection therewith, to pay related fees and expenses, and for general corporate purposes.

On August 17, 2012, CHS completed an underwritten public offering under our automatic shelf registration filed with the SEC of $1.6 billion aggregate principal amount of 5 1/8% Senior Secured Notes due 2018. The 5 1/8% Senior Secured Notes are secured by a first-priority lien subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility, and subject to prior ranking liens permitted by the indenture governing the 5 1/8% Senior Secured Notes on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility. The net proceeds of the offering, together with available cash on hand, were used to finance the prepayment of $1.6 billion of the outstanding term loans due 2014 under the Credit Facility and related fees and expenses.

On March 21, 2012, through certain of its subsidiaries, CHS entered into an accounts receivable loan agreement, or the Receivables Facility, with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. The existing and future non-self pay patient-related accounts receivable, or the Receivables, for certain of our hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2015, subject to customary termination events that could cause an early termination date. We maintain effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of our subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $500 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to us or our subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at March 31, 2013 totaled $500.0 million and are classified as long-term debt on the condensed consolidated balance sheet. At March 31, 2013, the carrying amount of Receivables included in the Receivables Facility totaled approximately $969.4 million and is included in patient accounts receivable on the condensed consolidated balance sheet.

As of March 31, 2013, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 63% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans due 2014, 250 basis points for the Replacement Revolver Facility and the Incremental Term Loan and 350 basis points for term loans due 2017 under the Credit Facility.

Swap #	Notional Amount (in 000’s)	Fixed Interest Rate	Termination Date	Fair Value of Liability (in 000’s)
1	$ 100,000	5.023%	May 30, 2013	$ 775
2	300,000	5.242%	August 6, 2013	5,219
3	100,000	5.038%	August 30, 2013	1,982
4	50,000	3.586%	October 23, 2013	928
5	50,000	3.524%	October 23, 2013	911
6	100,000	5.050%	November 30, 2013	3,168
7	200,000	2.070%	December 19, 2013	2,528
8	100,000	5.231%	July 25, 2014	6,453
9	100,000	5.231%	July 25, 2014	6,453
10	200,000	5.160%	July 25, 2014	12,719
11	75,000	5.041%	July 25, 2014	4,651
12	125,000	5.022%	July 25, 2014	7,720
13	100,000	2.621%	July 25, 2014	2,992
14	100,000	3.110%	July 25, 2014	3,640
15	100,000	3.258%	July 25, 2014	3,837
16	200,000	2.693%	October 26, 2014	7,339
17	300,000	3.447%	August 8, 2016	28,680
18	200,000	3.429%	August 19, 2016	19,124
19	100,000	3.401%	August 19, 2016	9,471
20	200,000	3.500%	August 30, 2016	19,735
21	100,000	3.005%	November 30, 2016	8,595

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

We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility of $750 million (consisting of a $750 million revolving credit facility, of which $37.8 million is set aside for outstanding letters of credit at March 31, 2013) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion, and our continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash, borrowings under our Credit Facility as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.

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

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the three months ended March 31, 2013:

Three Months Ended March 31, 2013

Ratio of earnings to fixed charges (1)	1.79 x

(1)	Fixed charges include interest expensed and capitalized during the year plus an estimate of the interest component of rent expense. There are no shares of preferred stock outstanding. See exhibit 12 filed as part of this Report for the calculation of this ratio.

Off-balance Sheet Arrangements

Our consolidated operating results for the three months ended March 31, 2013 and 2012, included $40.2 million and $44.2 million, respectively, of net operating revenues and $0.5 million and $4.8 million, respectively, of income from continuing operations, generated from four hospitals operated by us under operating lease arrangements at March 31, 2013. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the respective assets and the future lease obligations under these arrangements are not recorded on our condensed consolidated balance sheet. Lease costs under these arrangements are included in rent expense and totaled approximately $2.7 million for both of the three-month periods ended March 31, 2013 and 2012, respectively. The current terms of these operating leases expire between May 2015 and June 2022, not including lease extension options. If we allow these leases to expire, we would no longer generate revenues nor incur expenses from these hospitals. The operating lease at our Barstow, California location terminated on November 30, 2012 in conjunction with the opening of the replacement facility that we constructed, which was a requirement of the operating lease agreement.

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

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of March 31, 2013, we have hospitals in 21 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also has a non-profit entity as a partner. In addition, we have three other hospitals with noncontrolling interests owned by non-profit entities. During the three months ended March 31, 2012, one of our subsidiaries purchased the outstanding partnership interests not already owned by us that were held by physician investors in the limited partnership that owns and operates Longview Regional Medical Center in Longview, Texas. The purchase price for these partnership interests was $28.8 million. After acquiring these partnership interests, one or more of our subsidiaries collectively own 100% of the outstanding equity of the limited partnership that owns and operates this hospital. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $375.5 million and $367.7 million as of March 31, 2013 and December 31, 2012, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $62.6 million and $65.3 million as of March 31, 2013 and December 31, 2012, respectively, and the amount of net income attributable to noncontrolling interests was $17.1 million and $23.8 million for the three months ended March 31, 2013 and 2012, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we are not permitted to introduce physician ownership at any of our wholly-owned hospital facilities or increase the aggregate percentage of physician ownership in any of our existing hospital joint ventures.

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

Third-party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at March 31, 2013 from our estimated reimbursement percentage, net income for the three months ended March 31, 2013 would have changed by approximately $41.0 million, and net accounts receivable at March 31, 2013 would have changed by $67.0 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. During the three months ended March 31, 2012, we recognized a net after-tax benefit of $42.8 million from the resolution of an industry-wide governmental settlement and a payment update related to prior periods. Other than these items, contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in both of the three-month periods ended March 31, 2013 and 2012.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third-party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at March 31, 2013 from our estimated collection percentage as a result of a change in expected recoveries, net income for the three months ended March 31, 2013 would have changed by $24.2 million, and net accounts receivable at March 31, 2013 would have changed by $39.7 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $2.5 billion and $2.4 billion at March 31, 2013 and December 31, 2012, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding was 60 days at March 31, 2013 and 58 days at December 31, 2012. Our target range for days revenue outstanding is from 53 to 63 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $10.2 billion as of March 31, 2013 and approximately $9.6 billion as of December 31, 2012.

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	March 31, 2013	December 31, 2012

Insured receivables	62.3%	61.5%
Self-pay receivables	37.7	38.5
Total	100.0%	100.0%

For the hospital segment, the combined total of the allowance for doubtful accounts for self-pay accounts receivable and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 84% at both March 31, 2013 and December 31, 2012. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 90% at both March 31, 2013 and December 31, 2012.

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

There have been no significant changes in our estimate of the reserve for professional liability claims during the three months ended March 31, 2013.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $0.9 million as of March 31, 2013. A total of approximately $0.5 million of interest and penalties is included in the amount of liability for uncertain tax positions at March 31, 2013. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income as income tax expense.

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

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2013-02, which requires additional disclosures on the effect of significant reclassifications out of accumulated other comprehensive income. The ASU requires a company that reports other comprehensive income to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional details about those amounts. This ASU is effective for fiscal years beginning after December 15, 2012, and was adopted by us on January 1, 2013. As it only requires additional disclosure, the adoption of this ASU had no impact our consolidated financial position, results of operations or cash flows.

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

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $4.2 million and $3.4 million for the three months ended March 31, 2013 and 2012, respectively.

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

There have been no changes in our internal control over financial reporting during the quarter ended March 31, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we receive various inquiries or subpoenas from state regulators, fiscal intermediaries, the Centers for Medicare and Medicaid Services and the Department of Justice regarding various Medicare and Medicaid issues. In addition to the subpoenas discussed below, we are currently responding to subpoenas and administrative demands concerning certain cardiology procedures, medical records and policies at a New Mexico hospital. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. We are not aware of any pending or threatened litigation that is not covered by insurance policies or reserved for in our condensed consolidated financial statements or which we believe would have a material adverse impact on us; however, some pending or threatened proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. Also, from time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by the Centers for Medicare and Medicaid Services and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action, however, we are not aware of any such exposures that have not been reserved for in our condensed consolidated financial statements or which we believe would have a material adverse impact on us.

U.S. ex rel. Baker vs. Community Health Systems, Inc. (United States District Court for the District of New Mexico)

Our knowledge of this matter originated in early 2006 with correspondence from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” For approximately three years, we provided the Department of Justice with requested documents, met with its personnel on numerous occasions and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified us that it believed that we and three of our New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in the referenced qui tam lawsuit, which alleges that our New Mexico hospitals “caused to be filed” false claims from the period of August 2000 through June 2011. Two of our parent company’s subsidiaries are also defendants in this lawsuit. We continue to vigorously defend this action. The current posture of this case is that discovery is closed and both parties’ motions for summary judgment are pending. There is currently no hearing date on these motions and no trial date has been set.

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

Laredo, Texas Department of Justice Investigation

In December 2009, we received a document subpoena from the United States Department of Health and Human Services, Office of the Inspector General, or OIG, requesting documents related to our hospital in Laredo, Texas. The categories of documents requested included case management, resource management, admission criteria, patient medical records, coding, billing, compliance, the Joint Commission accreditation, physician documentation, payments to referral sources, transactions involving physicians, disproportionate share hospital status and audits by the hospital’s Quality Improvement organization. In January 2010, we received a “request for information or assistance” from the OIG’s Office of Investigation requesting patient medical records from this facility for certain Medicaid patients with extended lengths of stay. We continue to cooperate fully with this investigation.

Department of Justice Investigation of Medicare Short-Stay Admissions from Emergency Departments

In April 2011, we received a document subpoena from the United States Department of Health and Human Services, OIG, in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena was directed to all of our hospitals and requested documents concerning emergency department processes and procedures, including our hospitals’ use of the Pro-MED Clinical Information System, a third-party software system that assists with the management of patient care and provides operational support and data collection for emergency department management. The subpoena also sought information about our relationships with emergency department physicians, including financial arrangements. This investigation is being led by the Department of Justice. We are continuing to cooperate with the government with the ongoing document production, as well as conducting a joint medical necessity review of a sampling of medical records at a small number of hospitals. The results of the respective reviews have been exchanged and are undergoing further analysis by the experts.

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

United States ex rel. and Reuille vs. Community Health Systems Professional Services Corporation and Lutheran Musculoskeletal Center, LLC d/b/a Lutheran Hospital (United States District Court for the Northern District of Indiana, Fort Wayne Division). This lawsuit was originally filed under seal in January 2009. The suit is brought under the False Claims Act and alleges that Lutheran Hospital of Indiana billed the Medicare program for (a) false 23 hour observation after outpatient surgeries and procedures, and (b) intentional assignment of inpatient status to one-day stays for cases that do not meet Medicare criteria for inpatient intensity of service or severity of illness. In December 2010, the government filed a notice that it declined to intervene in this suit. On April 22, 2011, a joint motion was filed by the relator and the Department of Justice to extend the period of time for the relator to serve us in the case to allow the government more time to decide if it will intervene in the case. The motion to stay was granted, as have subsequent joint motions, and the stay is currently continued until October 25, 2013. The original motion and subsequent filings gave insight to the fact that there are other qui tam complaints in other jurisdictions and that the government was consolidating its investigations and working cooperatively with other investigative bodies (including the Attorney General of the State of Texas). The government also confirmed that it considers the allegations made in the complaint styled Tenet Healthcare Corporation vs. Community Health Systems, Inc., et al. filed in the United States District Court for the Northern District of Texas, Dallas Division on April 11, 2011 to be related to the government’s consolidated investigation. We are cooperating fully with the government in its investigations.

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

Class Action Shareholder Federal Securities Cases. Three purported class action cases have been filed in the United States District Court for the Middle District of Tennessee; namely, Norfolk County Retirement System v. Community Health Systems, Inc., et al., filed May 9, 2011; De Zheng v. Community Health Systems, Inc., et al., filed May 12, 2011; and Minneapolis Firefighters Relief Association v. Community Health Systems, Inc., et al., filed June 21, 2011. All three seek class certification on behalf of purchasers of our common stock between July 27, 2006 and April 11, 2011 and allege that misleading statements resulted in artificially inflated prices for our common stock. In December 2011, the cases were consolidated for pretrial purposes and NYC Funds and its counsel were selected as lead plaintiffs/lead plaintiffs’ counsel. Our motion to dismiss this case has been fully briefed and is pending before the court. We believe this consolidated matter is without merit and will vigorously defend this case.

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

On August 8, 2012, an order was entered unsealing a relator’s qui tam complaint in the matter of U.S. and N.M. ex rel. Sally Hansen v. Mimbres Memorial Hospital, et al. This action is pending in the United States District Court for New Mexico. This case cites alleged quality control failures as violations of the Clinical Laboratory Improvement Amendments of 1988 as the basis for a False Claims Act suit. Both the U.S. government and the New Mexico state government declined to intervene in this case. We filed a motion to dismiss and the relator filed an amended complaint. Both the U.S. government and the New Mexico state government have now declined to intervene on this amended complaint. We believe the claim against our hospital is without merit and we are vigorously defending this case.

Commercial Litigation and Other Lawsuits

Managed Care Solutions, Inc. v. Community Health Systems, Inc. (United States District Court for the Southern District of Florida). This suit was filed on February 4, 2010. Plaintiff contracted with two affiliated hospitals to provide services collecting receivables from third-party payors. Plaintiff sought to extend the contract to additional facilities at which it never provided any services and claimed $435 million in damages. A motion for summary judgment was filed on February 17, 2012. On June 4, 2012, the District Court affirmed the recommendation of the Magistrate Judge limiting the Plaintiff’s claims to only two hospitals. The Court continued the trial until July 2013. The Magistrate Judge recently recommended denial of our renewed motion for summary judgment and we have filed objections to this report. We will continue to vigorously defend this action.

Becker v. Community Health Systems, Inc. d/b/a Community Health Systems Professional Services Corporation d/b/a Community Health Systems d/b/a Community Health Systems PSC, Inc. d/b/a Rockwood Clinic P.S. and Rockwood Clinic, P.S. (Superior Court, Spokane, Washington). This suit was filed on February 29, 2012, by a former chief financial officer at Rockwood Clinic in Spokane, Washington. Becker claims he was wrongfully terminated for allegedly refusing to certify a budget for Rockwood Clinic in 2012. On February 29, 2012, he also filed an administrative complaint with the Department of Labor, Occupational Safety and Health Administration alleging that he is a whistleblower under Sarbanes-Oxley; a response was filed on May 21, 2012. At a hearing on July 27, 2012, the court dismissed Community Health Systems, Inc. from this case and has subsequently certified the case for an interlocutory appeal of the denial to dismiss his employer and the management company. The appellate court has accepted the interlocutory appeal. We are vigorously defending this action.

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

Item 1A.  Risk Factors

There have been no material changes with regard to risk factors previously disclosed in our most recent annual report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended March 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(a)
January 1, 2013 - January 31, 2013	223,023	$30.18	223,023	3,776,977
February 1, 2013 - February 28, 2013	-	-	-	3,776,977
March 1, 2013 - March 31, 2013	300,000	39.91	300,000	3,476,977

Total	523,023	$35.76	523,023	3,476,977

(a)	On December 14, 2011, we commenced a new open market repurchase program for up to 4,000,000 shares of our common stock, not to exceed $100 million in repurchases. This program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased or when the maximum dollar amount has been expended. During the three months ended March 31, 2013, we repurchased and retired 523,023 shares at a weighted-average price of $35.76 per share, which is the cumulative number of shares that have been repurchased and retired under this program.

Historically, we have not paid any cash dividends. In December 2012, we declared and paid a special dividend of $0.25 per share to holders of our common stock at the close of business as of December 17, 2012, which totaled approximately $23.0 million. In the foreseeable future, we do not anticipate the payment of any other cash dividends. Our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $150 million in the aggregate plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing our 8% Senior Notes, our 7 1/8% Senior Notes and our 5 1/8% Senior Secured Notes also limit our ability to pay dividends and/or repurchase stock. As of March 31, 2013, under the most restrictive test under these agreements, we have approximately $233.1 million available with which to pay permitted dividends and/or repurchase shares of stock or our Notes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6.  Exhibits

No.	Description
4.1	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor trustee

4.2	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank

4.3	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank

4.4	Release of Certain Guarantor relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank

4.5	Release of Certain Guarantor relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank

4.6	Release of Certain Guarantor relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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
Kevin J. Hammons
Vice President and Chief Accounting Officer
(principal accounting officer)

Date: April 30, 2013

Index to Exhibits

No.	Description
4.1	Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor trustee

4.2	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank

4.3	Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank

4.4	Release of Certain Guarantor relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank

4.5	Release of Certain Guarantor relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank

4.6	Release of Certain Guarantor relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank

12	Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase