Form 10-Q
period 2013-06-30
COMMUNITY HEALTH SYSTEMS INC
filed 2013-07-31
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of July 23, 2013, there were outstanding 94,811,539 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Six Months Ended June 30, 2013

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$251,227	$387,813
Patient accounts receivable, net of allowance for doubtful accounts of $2,304,813 and $2,201,875 at June 30, 2013 and December 31, 2012, respectively	2,173,064	2,067,379
Supplies	375,440	368,172
Prepaid income taxes	35,697	49,888
Deferred income taxes	117,045	117,045
Prepaid expenses and taxes	133,524	126,561
Other current assets	270,611	302,284

Total current assets	3,356,608	3,419,142

Property and equipment	10,354,246	10,145,408
Less accumulated depreciation and amortization	(3,250,002)	(2,993,535)

Property and equipment, net	7,104,244	7,151,873

Goodwill	4,412,097	4,408,138

Other assets, net	1,723,873	1,627,182

Total assets	$16,596,822	$16,606,335

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$119,037	$89,911
Accounts payable	753,009	825,914
Accrued interest	111,156	110,702
Accrued liabilities	1,003,747	1,116,693

Total current liabilities	1,986,949	2,143,220

Long-term debt	9,388,197	9,451,394

Deferred income taxes	808,489	808,489

Other long-term liabilities	1,019,415	1,039,045

Total liabilities	13,203,050	13,442,148

Redeemable noncontrolling interests in equity of consolidated subsidiaries	371,413	367,666

EQUITY
Community Health Systems, Inc. stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 95,775,089 shares issued and 94,799,540 shares outstanding at June 30, 2013, and 92,925,715 shares issued and 91,950,166 shares outstanding at December 31, 2012	958	929
Additional paid-in capital	1,220,523	1,138,274
Treasury stock, at cost, 975,549 shares at June 30, 2013 and December 31, 2012	(6,678)	(6,678)
Accumulated other comprehensive loss	(105,267)	(145,310)
Retained earnings	1,852,919	1,743,992

Total Community Health Systems, Inc. stockholders’ equity	2,962,455	2,731,207
Noncontrolling interests in equity of consolidated subsidiaries	59,904	65,314

Total equity	3,022,359	2,796,521

Total liabilities and equity	$16,596,822	$16,606,335

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Operating revenues (net of contractual allowances and discounts)	$3,768,086	$3,746,428	$7,567,950	$7,529,919
Provision for bad debts	531,695	503,454	1,019,809	989,910

Net operating revenues	3,236,391	3,242,974	6,548,141	6,540,009

Operating costs and expenses:
Salaries and benefits	1,555,951	1,497,446	3,133,099	3,022,421
Supplies	498,030	489,729	995,871	988,308
Other operating expenses	729,797	736,225	1,437,771	1,445,168
Electronic health records incentive reimbursement	(24,384)	(16,802)	(45,300)	(42,970)
Rent	71,820	66,463	143,374	133,687
Depreciation and amortization	194,605	179,801	386,763	354,155

Total operating costs and expenses	3,025,819	2,952,862	6,051,578	5,900,769

Income from operations	210,572	290,112	496,563	639,240
Interest expense, net	155,056	151,607	311,406	303,782
Loss from early extinguishment of debt	-	-	1,295	63,429
Equity in earnings of unconsolidated affiliates	(9,054)	(13,181)	(24,734)	(25,194)

Income from continuing operations before income taxes	64,570	151,686	208,596	297,223
Provision for income taxes	17,485	49,519	65,188	95,338

Income from continuing operations	47,085	102,167	143,408	201,885

Discontinued operations, net of taxes:
Loss from operations of entities sold	-	-	-	(466)

Loss from discontinued operations, net of taxes	-	-	-	(466)

Net income	47,085	102,167	143,408	201,419
Less: Net income attributable to noncontrolling interests	17,332	18,808	34,481	42,586

Net income attributable to Community Health Systems, Inc. stockholders	$29,753	$83,359	$108,927	$158,833

Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.32	$0.94	$1.18	$1.79
Discontinued operations	-	-	-	(0.01)

Net income	$0.32	$0.94	$1.18	$1.79

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$0.32	$0.93	$1.17	$1.79
Discontinued operations	-	-	-	(0.01)

Net income	$0.32	$0.93	$1.17	$1.78

Weighted-average number of shares outstanding:
Basic	92,866,370	89,147,472	91,939,641	88,911,126

Diluted	94,109,368	89,530,639	93,025,402	89,191,651

(1) Total per share amounts may not add due to rounding.

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Net income	$47,085	$102,167	$143,408	$201,419
Other comprehensive income, net of income taxes:
Net change in fair value of interest rate swaps	21,139	9,976	36,909	20,512
Net change in fair value of available-for-sale securities	(139)	(527)	1,670	2,140
Amortization and recognition of unrecognized pension cost components	731	1,140	1,464	2,281

Other comprehensive income	21,731	10,589	40,043	24,933

Comprehensive income	68,816	112,756	183,451	226,352
Less: Comprehensive income attributable to noncontrolling interests	17,332	18,808	34,481	42,586

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$51,484	$93,948	$148,970	$183,766

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2013	2012

Cash flows from operating activities
Net income	$143,408	$201,419
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	386,763	354,155
Stock-based compensation expense	19,429	20,624
Loss from early extinguishment of debt	1,295	63,429
Excess tax benefit relating to stock-based compensation	(6,331)	(1,037)
Other non-cash expenses, net	26,955	16,461
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(105,579)	(199,383)
Supplies, prepaid expenses and other current assets	15,141	(39,920)
Accounts payable, accrued liabilities and income taxes	(179,760)	51,843
Other	7,851	15,336

Net cash provided by operating activities	309,172	482,927

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(10,492)	(245,227)
Purchases of property and equipment	(294,991)	(386,461)
Proceeds from sale of property and equipment	2,056	3,437
Increase in other investments	(134,389)	(162,316)

Net cash used in investing activities	(437,816)	(790,567)

Cash flows from financing activities
Proceeds from exercise of stock options	103,626	1,269
Repurchase of restricted stock shares for payroll tax withholding requirements	(14,569)	(9,074)
Stock buy-back	(27,133)	-
Deferred financing costs	(924)	(63,986)
Excess tax benefit relating to stock-based compensation	6,331	1,037
Proceeds from noncontrolling investors in joint ventures	64	637
Redemption of noncontrolling investments in joint ventures	(701)	(35,888)
Distributions to noncontrolling investors in joint ventures	(37,937)	(34,590)
Borrowings under credit agreements	296,001	3,633,589
Issuance of long-term debt	-	1,025,000
Proceeds from receivables facility	300,000	300,000
Repayments of long-term indebtedness	(632,700)	(4,525,110)

Net cash (used in) provided by financing activities	(7,942)	292,884

Net change in cash and cash equivalents	(136,586)	(14,756)
Cash and cash equivalents at beginning of period	387,813	129,865

Cash and cash equivalents at end of period	$251,227	$115,109

Supplemental disclosure of cash flow information:
Interest payments	$296,193	$331,161

Income tax paid, net of refunds received	$70,379	$22,028

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the “Company”) as of June 30, 2013 and December 31, 2012 and for the three-month and six-month periods ended June 30, 2013 and June 30, 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, contained in the Company’s Annual Report on Form 10-K.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of the Company’s collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect the Company’s collection of accounts receivable and the estimates of the collectability of future accounts receivable. The process of estimating the allowance for doubtful accounts requires the Company to estimate the collectability of self-pay accounts receivable, which is primarily based on its collection history, adjusted for expected recoveries and, if present, anticipated changes in collection trends. The Company also continually reviews its overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, and the impact of recent acquisitions and dispositions.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), recognized during the three and six months ended June 30, 2013 and 2012, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Medicare	$931,886	$950,887	$1,924,780	$2,015,043
Medicaid	396,040	396,566	728,389	711,657
Managed Care and other third-party payors	1,917,007	1,911,861	3,882,864	3,818,350
Self-pay	523,153	487,114	1,031,917	984,869

Total	$3,768,086	$3,746,428	$7,567,950	$7,529,919

Electronic Health Records Incentive Reimbursement. The American Recovery and Reinvestment Act of 2009 included provisions for implementing health information technology under the Health Information Technology for Economic and Clinical Health Act (“HITECH”). These provisions were designed to increase the use of electronic health records (“EHR”) technology and establish the requirements for a Medicare and Medicaid incentive payments program beginning in 2011 for eligible hospitals and providers that adopt and meaningfully use certified EHR technology. The Company utilizes a gain contingency model to recognize EHR incentive payments. Recognition occurs when our eligible hospitals adopt or demonstrate meaningful use of certified EHR technology for the applicable payment period and have available the Medicare cost report information for the relevant full cost report year used to determine the final incentive payment.

Medicaid EHR incentive payments are calculated based on prior period Medicare cost report information available at the time when eligible hospitals adopt, implement or demonstrate meaningful use of certified EHR technology. Since the information for the relevant full Medicare cost report year is available, the incentive income from resolving the gain contingency is recognized when eligible hospitals adopt, implement or demonstrate meaningful use of certified EHR technology.

Medicare EHR incentive payments are calculated based on the Medicare cost report information for the full cost report year that began during the federal fiscal year in which meaningful use is demonstrated. Since the necessary information is only available at the end of the relevant full Medicare cost report year, the incentive income from resolving the gain contingency is recognized when eligible hospitals demonstrate meaningful use of certified EHR technology and the information for the applicable full Medicare cost report year to determine the final incentive payment is available.

In some instances, the Company may receive estimated Medicare EHR incentive payments prior to when the Medicare cost report information used to determine the final incentive payment is available. In these instances, recognition of the gain for EHR incentive payments is deferred until all recognition criteria described above are met.

Eligibility for annual Medicare incentive payments is dependent on providers demonstrating meaningful use of EHR technology. Initial Medicaid incentive payments were available to providers that adopt, implement or upgrade certified EHR technology; however, providers must demonstrate meaningful use of such technology in subsequent years to qualify for additional incentive payments. Medicaid EHR incentive payments are fully funded by the federal government and administered by the states; however, the states are not required to offer EHR incentive payments to providers.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

The Company recognized approximately $24.4 million and $16.8 million for the three months ended June 30, 2013 and 2012, respectively, and $45.3 million and $43.0 million during the six months ended June 30, 2013 and 2012, respectively, of incentive reimbursement for HITECH incentives from Medicare and Medicaid related to certain of the Company’s hospitals and for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements are presented as a reduction of operating costs and expenses on the condensed consolidated statements of income. The Company received cash related to the incentive reimbursement for HITECH incentives of approximately $37.6 million and $22.6 million for the three months ended June 30, 2013 and 2012, respectively, and $82.7 million and $28.8 million for the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and 2012, $50.2 million and $1.0 million, respectively, were recorded as deferred revenue as all criteria for gain recognition had not been met.

Reimbursement Settlement. Included in net operating revenues for the six months ended June 30, 2012 on a non-same store basis is approximately $101.8 million of net operating revenues from an industry-wide settlement with the United States Department of Health and Human Services and Centers for Medicare and Medicaid Services, based on a claim that acute-care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system in federal fiscal years 1999 through 2011. The underpayments resulted from calculations related to the rural floor budget neutrality adjustments implemented in connection with the Balanced Budget Act of 1997. During the three months ended June 30, 2012, the Company received $100.6 million of cash from this settlement. Also included in net operating revenues for the six months ended June 30, 2012 is an unfavorable adjustment of approximately $21.0 million related to the revised Supplemental Security Income ratios issued for federal fiscal years 2006 through 2009 utilized for calculating Medicare Disproportionate Share Hospital reimbursements.

2.  ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-based compensation awards have been granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan, amended and restated as of March 20, 2013 (the “2000 Plan”), and the Community Health Systems, Inc. 2009 Stock Option and Award Plan, amended and restated as of March 20, 2013 (the “2009 Plan”).

The 2000 Plan allowed for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (the “IRC”), as well as stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Prior to being amended in 2009, the 2000 Plan also allowed for the grant of phantom stock. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. All options granted under the 2000 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10-year contractual term, options granted in 2005 through 2007 have an eight-year contractual term and options granted in 2008 through 2011 have a 10-year contractual term. Since the Company’s stockholders approved the March 20, 2013 amendment and restatement of the 2009 Plan, no further shares will be awarded under the 2000 plan.

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of June 30, 2013, 4,170,996 shares of unissued common stock were reserved for future grants under the 2009 Plan.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Effect on income from continuing operations before income taxes	$(9,471)	$(10,129)	$(19,429)	$(20,624)

Effect on net income	$(5,948)	$(6,432)	$(12,201)	$(13,096)

At June 30, 2013, $47.7 million of unrecognized stock-based compensation expense was expected to be recognized over a weighted-average period of 24 months. Of that amount, $4.1 million related to outstanding unvested stock options was expected to be recognized over a weighted-average period of 12 months and $43.6 million related to outstanding unvested restricted stock and restricted stock units was expected to be recognized over a weighted-average period of 25 months. There were no modifications to awards during the three and six months ended June 30, 2013.

No stock options were granted during the three and six months ended June 30, 2013. The fair value of stock options granted during the three and six months ended June 30, 2012 was estimated using the Black Scholes option pricing model with the following assumptions:

	Three Months Ended June 30, 2012	Six Months Ended June 30, 2012
Expected volatility	59.9%	57.8%
Expected dividends	-	-
Expected term	4 years	4.1 years
Risk-free interest rate	0.6%	0.7%

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of June 30, 2013, and changes during each of the three-month periods following December 31, 2012, were as follows (in thousands, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of June 30, 2013
Outstanding at December 31, 2012	7,104,113	$34.25
Granted	-	-
Exercised	(2,248,891)	32.53
Forfeited and cancelled	(20,010)	35.93

Outstanding at March 31, 2013	4,835,212	34.98
Granted	-	-
Exercised	(842,834)	35.73
Forfeited and cancelled	(7,339)	33.39

Outstanding at June 30, 2013	3,985,039	$34.80	4.6 years	$48,119

Exercisable at June 30, 2013	3,346,304	$35.61	4.0 years	$37,698

The weighted-average grant date fair value of stock options granted during the three and six months ended June 30, 2012 was $10.01 and $9.16, respectively. No stock options were granted during the three and six months ended June 30, 2013. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($46.88) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on June 30, 2013. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended June 30, 2013 and 2012 was $9.6 million and $0.3 million, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2013 and 2012 was $28.9 million and $0.4 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of June 30, 2013, and changes during each of the three-month periods following December 31, 2012, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2012	1,744,564	$30.50
Granted	786,588	41.49
Vested	(913,970)	32.38
Forfeited	-	-

Unvested at March 31, 2013	1,617,182	34.79
Granted	-	-
Vested	(7,053)	28.52
Forfeited	(4,355)	34.47

Unvested at June 30, 2013	1,605,774	34.81

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

RSUs outstanding under the 2000 Plan and the 2009 Plan as of June 30, 2013, and changes during each of the three-month periods following December 31, 2012, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2012	62,886	$26.72
RSUs Granted	21,576	41.71
Vested	(28,926)	29.04
Forfeited	-	-

Unvested at March 31, 2013	55,536	31.33
RSUs Granted	-	-
Vested	-	-
Forfeited	-	-

Unvested at June 30, 2013	55,536	31.33

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Directors’ fees earned and deferred into plan	$33	$28	$65	$55

Share equivalent units	693	1,237	1,379	2,218

At June 30, 2013, a total of 29,448 share equivalent units were deferred in the plan with an aggregate fair value of $1.4 million, based on the closing market price of the Company’s common stock at June 30, 2013 of $46.88.

3.  COST OF REVENUE

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office, which were $47.6 million and $56.6 million for the three months ended June 30, 2013 and 2012, respectively, and $93.0 million and $104.2 million for the six months ended June 30, 2013 and 2012, respectively. Included in these amounts is stock-based compensation expense of $9.5 million and $10.1 million for the three months ended June 30, 2013 and 2012, respectively, and $19.4 million and $20.6 million for the six months ended June 30, 2013 and 2012, respectively.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Effective July 1, 2012, one or more subsidiaries of the Company completed the acquisition of Memorial Health Systems in York, Pennsylvania. This healthcare system includes Memorial Hospital (100 licensed beds), the Surgical Center of York, and other outpatient and ancillary services. As part of this purchase agreement, the Company has agreed to spend at least $75.0 million to build a replacement hospital within five years of the closing date. The total cash consideration paid for fixed assets and working capital was approximately $45.0 million and $2.6 million, respectively, with additional consideration of $12.5 million assumed in liabilities, for a total consideration of $60.1 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of June 30, 2013, approximately $10.3 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

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

Effective March 1, 2012, one or more subsidiaries of the Company completed the acquisition of MetroSouth Medical Center (330 licensed beds) located in Blue Island, Illinois. The total cash consideration paid for fixed assets was approximately $39.3 million with additional consideration of $5.8 million assumed in liabilities as well as a credit applied at closing of $0.9 million for negative acquired working capital, for a total consideration of $44.2 million. Based upon the Company’s final purchase price allocation relating to this acquisition as of June 30, 2013, no goodwill has been recorded.

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

Additionally, during the six months ended June 30, 2013, the Company paid approximately $10.3 million to acquire the operating assets and related businesses of certain physician practices, home care agencies, clinics and other ancillary businesses that operate within the communities served by its hospitals. In connection with these acquisitions, the Company allocated approximately $2.5 million of the consideration paid to property and equipment, $3.7 million to net working capital, and the remainder, approximately $4.1 million consisting of intangible assets that do not qualify for separate recognition, was allocated to goodwill. These acquisition transactions were accounted for as purchase business combinations.

Approximately $3.0 million and $2.3 million for the three months ended June 30, 2013 and 2012, respectively, and $3.6 million and $6.6 million of acquisition costs related to prospective and closed acquisitions were expensed during the six months ended June 30, 2013 and 2012, respectively, and are included in other operating expenses on the condensed consolidated statements of income.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

6.  INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $0.9 million as of June 30, 2013. A total of approximately $0.5 million of interest and penalties is included in the amount of the liability for uncertain tax positions at June 30, 2013. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income as income tax expense.

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company has extended the federal statute of limitations through December 31, 2013 for Triad Hospitals, Inc. (“Triad”) for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2009. The Company’s federal income tax returns for the 2009 and 2010 tax years are currently under examination by the Internal Revenue Service (“IRS”). The Company believes the results of these examinations will not be material to its consolidated results of operations or consolidated financial position. During the three months ended June 30, 2013, the IRS concluded its examination of the federal tax return of Community Health Systems, Inc. for the tax periods ended December 31, 2007 and 2008. The results of these examinations did not have a material effect to the Company’s consolidated results of operations or consolidated financial position. The Company has extended the federal statute of limitations for Community Health Systems, Inc. for the tax periods ended December 31, 2007 and 2008 through April 30, 2014 and for the tax period ended December 31, 2009 through July 18, 2014.

Cash paid for income taxes, net of refunds received, resulted in net cash paid of $70.8 million and $22.1 million for the three months ended June 30, 2013 and 2012, respectively, and $70.4 million and $22.0 million during the six months ended June 30, 2013 and 2012, respectively.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2013 are as follows (in thousands):

Balance as of December 31, 2012	$4,408,138
Goodwill acquired as part of acquisitions during current year	4,064
Consideration and purchase price allocation adjustments for prior year’s acquisitions and other adjustments	(105)

Balance as of June 30, 2013	$4,412,097

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments and hospital management services operations meet the criteria to be classified as reporting units. At June 30, 2013, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $4.3 billion, $43.6 million and $33.3 million, respectively, of goodwill.

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

Approximately $0.6 million of intangible assets other than goodwill were acquired during the six months ended June 30, 2013. The gross carrying amount of the Company’s other intangible assets subject to amortization was $57.2 million at June 30, 2013 and $61.9 million at December 31, 2012, and the net carrying amount was $23.8 million at June 30, 2013 and $26.3 million at December 31, 2012. The carrying amount of the Company’s other intangible assets not subject to amortization was $48.3 million at June 30, 2013 and $48.1 million at December 31, 2012. Other intangible assets are included in other assets, net on the Company’s consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average amortization period for the intangible assets subject to amortization is approximately eight years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $1.4 million and $1.9 million for the three months ended June 30, 2013 and 2012, respectively, and $2.9 million and $3.7 million during the six months ended June 30, 2013 and 2012, respectively. Amortization expense on intangible assets is estimated to be $2.9 million for the remainder of 2013, $4.2 million in 2014, $3.4 million in 2015, $2.4 million in 2016, $2.2 million in 2017, $2.0 million in 2018 and $6.7 million thereafter.

The gross carrying amount of capitalized software for internal use was approximately $826.0 million and $654.4 million at June 30, 2013 and December 31, 2012, respectively, and the net carrying amount considering accumulated amortization was approximately $467.3 million and $354.4 million at June 30, 2013 and December 31, 2012, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At June 30, 2013, there was approximately $139.4 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $34.6 million and $21.7 million for the three months ended June 30, 2013 and 2012, respectively, and $65.1 million and $41.4 million during the six months ended June 30, 2013 and 2012, respectively. Amortization expense on capitalized internal-use software is estimated to be $62.8 million for the remainder of 2013, $125.7 million in 2014, $131.2 million in 2015, $41.9 million in 2016, $30.9 million in 2017, $24.7 million in 2018 and $50.1 million thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

8.  EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income from continuing operations, discontinued operations and net income attributable to Community Health Systems, Inc. common stockholders (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Numerator:
Income from continuing operations, net of taxes	$47,085	$102,167	$143,408	$201,885
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	17,332	18,808	34,481	42,586

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$29,753	$83,359	$108,927	$159,299

Loss from discontinued operations, net of taxes	$-	$-	$-	$(466)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	-	-	-	-

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$-	$-	$-	$(466)

Denominator:
Weighted-average number of shares outstanding — basic	92,866,370	89,147,472	91,939,641	88,911,126
Effect of dilutive securities:
Restricted stock awards	413,785	160,211	312,323	90,722
Employee stock options	811,858	214,353	759,890	180,876
Other equity-based awards	17,355	8,603	13,548	8,927

Weighted-average number of shares outstanding — diluted	94,109,368	89,530,639	93,025,402	89,191,651

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	-	6,774,748	-	6,895,140

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

9.  STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of June 30, 2013, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On December 14, 2011, the Company adopted an open market repurchase program for up to 4,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. The repurchase program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased, or when the maximum dollar amount of repurchases has been expended. During the three months ended June 30, 2013, the Company repurchased and retired 183,000 shares at a weighted-average price of $45.90 per share. During the six months ended June 30, 2013, the Company repurchased and retired 706,023 shares at a weighted-average price of $38.39 per share, which is the cumulative number of shares repurchased and retired under this program. No shares were repurchased under this program during the three and six months ended June 30, 2012.

Historically, the Company has not paid any cash dividends. In December 2012, the Company declared and paid a special dividend of $0.25 per share to holders of its common stock at the close of business as of December 17, 2012, which totaled approximately $23.0 million. In the foreseeable future, the Company does not anticipate the payment of any other cash dividends. The Company’s Credit Facility limits the Company’s ability to pay dividends and/or repurchase stock to an amount not to exceed $150 million in the aggregate plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the 8% Senior Notes due 2019 and the 7 1/8% Senior Notes due 2020 (collectively, the “Senior Notes”) and the 5 1/8% Senior Secured Notes due 2018 also limit the Company’s ability to pay dividends and/or repurchase stock. As of June 30, 2013, under the most restrictive test under these agreements, the Company has approximately $254.9 million remaining available with which to pay permitted dividends and/or repurchase shares of stock or its Senior Notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the six-month period ended June 30, 2013 (in thousands):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2012	$367,666	$929	$1,138,274	$(6,678)	$(145,310)	$1,743,992	$65,314	$2,796,521

Comprehensive income	23,646	-	-	-	40,043	108,927	10,835	159,805

Distributions to noncontrolling interests, net of contributions	(23,944)	-	-	-	-	-	(13,929)	(13,929)

Purchase of subsidiary shares from noncontrolling interests	(490)	-	(211)	-	-	-	1	(210)

Other reclassifications of noncontrolling interests	2,317	-	-	-	-	-	(2,317)	(2,317)

Adjustment to redemption value of redeemable noncontrolling interests	2,218	-	(2,218)	-	-	-	-	(2,218)

Repurchases of common stock	-	(7)	(27,133)	-	-	-	-	(27,140)

Issuance of common stock in connection with the exercise of stock options	-	31	103,626	-	-	-	-	103,657

Cancellation of restricted stock for tax withholdings on vested shares	-	(3)	(14,569)	-	-	-	-	(14,572)

Excess tax benefit from exercise of stock options	-	-	3,325	-	-	-	-	3,325

Share-based compensation	-	8	19,429	-	-	-	-	19,437

Balance, June 30, 2013	$371,413	$958	$1,220,523	$(6,678)	$(105,267)	$1,852,919	$59,904	$3,022,359

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in thousands):

Six Months Ended June 30, 2013
Net income attributable to Community Health Systems, Inc. stockholders	$108,927
Transfers to the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	(211)

Net transfers to the noncontrolling interests	(211)

Change to Community Health Systems, Inc. stockholders’ equity from net income attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$108,716

10.  EQUITY INVESTMENTS

As of June 30, 2013, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia, in which HCA Inc. owns the majority interest.

Summarized combined financial information for these unconsolidated entities in which the Company owns an equity interest is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$320,281	$315,106	$635,677	$632,423
Operating costs and expenses	268,063	274,303	551,428	551,559
Income from continuing operations before taxes	52,193	40,781	84,201	80,816

The summarized financial information was derived from the unaudited financial information provided to the Company by those unconsolidated entities.

The Company’s investment in all of its unconsolidated affiliates was $430.7 million and $432.1 million at June 30, 2013 and December 31, 2012, respectively, and is included in other assets, net in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $9.1 million and $13.2 million for the three months ended June 30, 2013 and 2012, respectively, and $24.7 million and $25.2 million for the six months ended June 30, 2013 and 2012, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

11.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30, 2013	December 31, 2012
Credit Facility:
Term loan A	$693,750	$712,500
Term loan B	3,412,584	3,619,062
Revolving credit loans	-	-
8% Senior Notes due 2019	2,021,613	2,022,829
7 1/8% Senior Notes due 2020	1,200,000	1,200,000
5 1/8% Senior Secured Notes due 2018	1,600,000	1,600,000
Receivables Facility	483,000	300,000
Capital lease obligations	49,148	47,951
Other	47,139	38,963

Total debt	9,507,234	9,541,305
Less current maturities	(119,037)	(89,911)

Total long-term debt	$9,388,197	$9,451,394

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

On November 27, 2012, CHS entered into Amendment No. 2 to the Credit Facility to provide increased flexibility for the Company to make investments and restricted payments, incur debt related to acquisitions, amend certain other terms of the Credit Facility, including the maximum leverage ratio and interest coverage ratio financial coverage levels, and add a one year 1% prepayment premium payable in connection with a repricing of the term loans due in 2017. During the six months ended 2013, the Company paid down $206.5 million of the term loans due 2014. The July 25, 2014 maturity date of the balance of the remaining non-extended term loans at June 30, 2013 of approximately $59.6 million remains unchanged.

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

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at CHS’ option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus 0.50% or (3) the adjusted London Interbank Offered Rate (“LIBOR”) on such day for a three-month interest period commencing on the second business day after such day plus 1%, or (b) a reserve adjusted LIBOR for dollars (Eurodollar rate) (as defined). The applicable percentage for Alternate Base Rate loans is 1.25% for term loans due 2014 and is 2.50% for term loans due 2017. The applicable percentage for Eurodollar rate loans is 2.25% for term loans due 2014 and 3.50% for term loans due 2017. The applicable percentage for revolving loans and the Incremental Term Loan is 1.50% for Alternate Base Rate loans and 2.50% for Eurodollar loans. The applicable percentage for the loans under the Credit Facility is subject to adjustment based on the Company’s leverage ratio. Loans under the swingline subfacility bear interest at the rate applicable to Alternate Base Rate loans under the Credit Facility.

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

As of June 30, 2013, the availability for additional borrowings under the Credit Facility was $750 million pursuant to the Replacement Revolver Facility, of which $19.4 million was set aside for outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion, which CHS has not yet accessed. As of June 30, 2013, the weighted-average interest rate under the Credit Facility, excluding swaps, was 4.2%.

As of June 30, 2013, the Company had letters of credit issued, primarily in support of potential insurance-related claims and certain bonds, of approximately $19.4 million.

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2012, the Company determined that the conversion of the term loans due 2014 to extended term loans resulting from the second amendment and restatement of its Credit Facility on February 2, 2012 should be presented as net financing activities in the condensed consolidated statement of cash flows. Such activities were presented in the previously issued Quarterly Report on Form 10-Q for the six months ended June 30, 2012 as a gross-up of borrowings and repayments of debt in the condensed consolidated statement of cash flows. There was no impact on net cash flows provided by financing activities as previously presented. This correction is reflected in the consolidated statement of cash flows in this Quarterly Report on Form 10-Q. Management does not believe such correction is material to the previously issued condensed consolidated financial statements.

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

Prior to November 15, 2014, CHS is entitled, at its option, to redeem a portion of the 8% Senior Notes (not to exceed 35% of the outstanding principal amount) at a redemption price equal to 108% of the principal amount of the notes redeemed plus accrued and unpaid interest, with the proceeds from certain public equity offerings. Prior to November 15, 2015, CHS may redeem some or all of the 8% Senior Notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the 8% Senior Notes indenture. On and after November 15, 2015, CHS is entitled, at its option, to redeem all or a portion of the 8% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
November 15, 2015 to November 14, 2016	104.000%
November 15, 2016 to November 14, 2017	102.000%
November 15, 2017 to November 15, 2019	100.000%

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

Prior to July 15, 2015, CHS is entitled, at its option, to redeem a portion of the 7 1/8% Senior Notes (not to exceed 35% of the outstanding principal amount) at a redemption price equal to 107.125% of the principal amount of the notes redeemed plus accrued and unpaid interest, with the proceeds from certain public equity offerings. Prior to July 15, 2016, CHS may redeem some or all of the 7 1/8% Senior Notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the 7 1/8% Senior Notes indenture. On and after July 15, 2016, CHS is entitled, at its option, to redeem all or a portion of the 7 1/8% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
July 15, 2016 to July 14, 2017	103.563%
July 15, 2017 to July 14, 2018	101.781%
July 15, 2018 to July 15, 2020	100.000%

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Prior to August 15, 2015, CHS is entitled, at its option, to redeem a portion of the 5 1/8% Senior Secured Notes (not to exceed 35% of the outstanding principal amount) at a redemption price equal to 105.125% of the principal amount of the notes redeemed plus accrued and unpaid interest, with the proceeds from certain public equity offerings. Prior to August 15, 2015, CHS may redeem some or all of the 5 1/8% Senior Secured Notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the 5 1/8% Senior Secured Notes indenture. On and after August 15, 2015, CHS is entitled, at its option, to redeem all or a portion of the 5 1/8% Senior Secured Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
August 15, 2015 to August 14, 2016	102.563%
August 15, 2016 to August 14, 2017	101.281%
August 15, 2017 to August 15, 2018	100.000%

Receivables Facility

On March 21, 2012, CHS and certain of its subsidiaries entered into an accounts receivable loan agreement (the “Receivables Facility”) with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries of the Company also agreed to participate in the Receivables Facility as of that date. The existing and future non-self pay patient-related accounts receivable (the “Receivables”) for certain of the Company’s hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2015, subject to customary termination events that could cause an early termination date. The Company maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of the Company’s subsidiaries to CHS, which then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $500 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to the Company or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at June 30, 2013 totaled $483.0 million and are classified as long-term debt on the condensed consolidated balance sheet. At June 30, 2013, the carrying amount of Receivables included in the Receivables Facility totaled approximately $935.0 million and is included in patient accounts receivable on the condensed consolidated balance sheet.

Loss from Early Extinguishment of Debt

The financing transactions discussed above relating to the repayment of the Company’s term loans under the Credit Facility and the 8 7/8% Senior Notes due 2015 resulted in a loss from early extinguishment of debt of $1.3 million and $63.4 million for the six months ended June 30, 2013 and 2012, respectively, and an after-tax loss of $0.8 million and $39.5 million for the six months ended June 30, 2013 and 2012, respectively. There was no loss from early extinguishment of debt during the three months ended June 30, 2013 and 2012.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Other Debt

As of June 30, 2013, other debt consisted primarily of the mortgage obligation on the Company’s corporate headquarters and other obligations maturing in various installments through 2020.

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to 20 separate interest swap agreements in effect at June 30, 2013, with an aggregate notional amount of $2.8 billion. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, a margin above LIBOR of 225 basis points for the outstanding balance of revolver loans and term loans due in 2014, 250 basis points for the Replacement Revolver Facility and the Incremental Term Loan and 350 basis points for term loans due in 2017 under the Credit Facility. See Note 12 for additional information regarding these swaps.

The Company paid interest of $146.5 million and $170.0 million for the three months ended June 30, 2013 and 2012, respectively, and $296.2 million and $331.2 million on borrowings during the six months ended June 30, 2013 and 2012, respectively.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of June 30, 2013 and December 31, 2012, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	June 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$251,227	$251,227	$387,813	$387,813
Available-for-sale securities	59,341	59,341	56,376	56,376
Trading securities	37,908	37,908	34,696	34,696
Liabilities:
Credit Facility	4,106,334	4,116,095	4,331,562	4,357,910
8% Senior Notes	2,021,613	2,132,580	2,022,829	2,185,220
7 1/8% Senior Notes	1,200,000	1,246,404	1,200,000	1,285,848
5 1/8% Senior Secured Notes	1,600,000	1,632,176	1,600,000	1,674,480
Receivables Facility and other debt	530,139	530,139	338,963	338,963

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the three and six months ended June 30, 2013 and 2012, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at June 30, 2013, each swap agreement entered into by the Company was in a net liability position so that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Interest rate swaps consisted of the following at June 30, 2013:

Swap #	Notional Amount (in 000’s)	Fixed Interest Rate	Termination Date	Fair Value of Liability (in 000’s)
1	$ 300,000	5.242%	August 6, 2013	$ 1,499
2	100,000	5.038%	August 30, 2013	793
3	50,000	3.586%	October 23, 2013	521
4	50,000	3.524%	October 23, 2013	511
5	100,000	5.050%	November 30, 2013	1,990
6	200,000	2.070%	December 19, 2013	1,676
7	100,000	5.231%	July 25, 2014	5,230
8	100,000	5.231%	July 25, 2014	5,230
9	200,000	5.160%	July 25, 2014	10,308
10	75,000	5.041%	July 25, 2014	3,769
11	125,000	5.022%	July 25, 2014	6,256
12	100,000	2.621%	July 25, 2014	2,424
13	100,000	3.110%	July 25, 2014	2,950
14	100,000	3.258%	July 25, 2014	3,109
15	200,000	2.693%	October 26, 2014	6,120
16	300,000	3.447%	August 8, 2016	24,066
17	200,000	3.429%	August 19, 2016	16,010
18	100,000	3.401%	August 19, 2016	7,923
19	200,000	3.500%	August 30, 2016	16,546
20	100,000	3.005%	November 30, 2016	6,909

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

Assuming no change in June 30, 2013 interest rates, approximately $77.4 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

The following tabular disclosure provides the amount of pre-tax gain (loss) recognized as a component of OCI during the three and six months ended June 30, 2013 and 2012 (in thousands):

	Amount of Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest rate swaps	$6,276	$(21,704)	$3,654	$(44,826)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of income during the three and six months ended June 30, 2013 and 2012 (in thousands):

	Amount of Pre-Tax Loss Reclassified from AOCL into Income (Effective Portion)
Location of Loss Reclassified from AOCL into Income (Effective Portion)	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Interest expense, net	$26,804	$37,316	$54,106	$76,926

The fair values of derivative instruments in the condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	June 30, 2013		December 31, 2012		June 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$-	Other assets, net	$-	Other long- term liabilities	$123,840	Other long- term liabilities	$181,600

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

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (in thousands):

	June 30, 2013	Level 1	Level 2	Level 3
Available-for-sale securities	$59,341	$59,341	$-	$-
Trading securities	37,908	37,908	-	-

Total assets	$97,249	$97,249	$-	$-

Fair value of interest rate swap agreements	$123,840	$-	$123,840	$-

Total liabilities	$123,840	$-	$123,840	$-

	December 31, 2012	Level 1	Level 2	Level 3
Available-for-sale securities	$56,376	$56,376	$-	$-
Trading securities	34,696	34,696	-	-

Total assets	$91,072	$91,072	$-	$-

Fair value of interest rate swap agreements	$181,600	$-	$181,600	$-

Total liabilities	$181,600	$-	$181,600	$-

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at June 30, 2013 resulted in a decrease in the fair value of the related liability of $1.6 million and an after-tax adjustment of $1.0 million to OCI. The CVA on the Company’s interest rate swap agreements at December 31, 2012 resulted in a decrease in the fair value of the related liability of $3.6 million and an after-tax adjustment of $2.3 million to OCI.

The majority of the inputs used to value its interest rate swap agreements, including the forward interest rate curves and market perceptions of the Company’s credit risk used in the CVAs, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuations are classified in Level 2 of the fair value hierarchy.

14.  OTHER COMPREHENSIVE INCOME

The following tables present information about items reclassified out of accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2013 (in thousands, net of tax):

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of March 31, 2013	$(100,612)	$6,397	$(32,783)	$(126,998)
Other comprehensive income before reclassifications	4,011	(139)	-	3,872
Amounts reclassified from accumulated other comprehensive income (loss)	17,128	-	731	17,859

Net current-period other comprehensive income	21,139	(139)	731	21,731

Balance as of June 30, 2013	$(79,473)	$6,258	$(32,052)	$(105,267)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2012	$(116,382)	$4,588	$(33,516)	$(145,310)
Other comprehensive income before reclassifications	2,335	1,670	-	4,005
Amounts reclassified from accumulated other comprehensive income (loss)	34,574	-	1,464	36,038

Net current-period other comprehensive income	36,909	1,670	1,464	40,043

Balance as of June 30, 2013	$(79,473)	$6,258	$(32,052)	$(105,267)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

The following table presents a subtotal for each significant reclassification to net income out of accumulated other comprehensive income (loss) and the line item affected in the condensed consolidated statement of income during the three and six months ended June 30, 2013 (in thousands):

	Amount Reclassified from AOCL		Affected line item in the statement where net income is presented
Details about accumulated other comprehensive income (loss) components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Gains and losses on cash flow hedges
Interest rate swaps	$(26,804)	$(54,106)	Interest expense, net
	9,676	19,532	Tax benefit

	$(17,128)	$(34,574)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(286)	$(572)	Salaries and benefits
Actuarial losses	(879)	(1,758)	Salaries and benefits

	(1,165)	(2,330)	Total before tax
	434	866	Tax benefit

	$(731)	$(1,464)	Net of tax

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

The distribution between reportable segments of the Company’s net operating revenues and income from continuing operations before income taxes is summarized in the following tables (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net operating revenues:
Hospital operations	$3,193,787	$3,205,072	$6,459,127	$6,455,676
Corporate and all other	42,604	37,902	89,014	84,333

Total	$3,236,391	$3,242,974	$6,548,141	$6,540,009

Income from continuing operations before income taxes:
Hospital operations	$120,353	$216,756	$321,727	$416,558
Corporate and all other	(55,783)	(65,070)	(113,131)	(119,335)

Total	$64,570	$151,686	$208,596	$297,223

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

Department of Justice Investigation of Medicare Short-Stay Admissions from Emergency Departments

In April 2011, the Company received a document subpoena from the United States Department of Health and Human Services (“OIG”) in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena was directed to all of the Company’s hospitals and requested documents concerning emergency department processes and procedures, including the hospitals’ use of the Pro-MED Clinical Information System, a third-party software system that assists with the management of patient care and provides operational support and data collection for emergency department management. The subpoena also sought information about the Company’s relationships with emergency department physicians, including financial arrangements. This investigation is being led by the Department of Justice. The Company is continuing to cooperate with the government with the ongoing document production, as well as conducting a joint medical necessity review of a sampling of medical records at a small number of hospitals. In 2013, the Company has met with the government twice to review and discuss the investigation. On July 9, 2013, shortly after a second meeting with the government, the Company was served with an additional document subpoena, as well as civil investigative demands to interview two of the Company’s current executives. In further discussions with the Government, these additional requests do not reflect an expansion of the pending investigation. The Company will continue to cooperate with the government in their investigative efforts.

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

Shareholder Derivative Actions. Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, et al., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, et al., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, et al., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. These cases have been consolidated into a single, consolidated action. The plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. The Company’s motion to dismiss was argued on June 13, 2013 and was taken under advisement by the court. The Company believes all of these matters are without merit and will vigorously defend them.

The Company incurred the following pre-tax charges in connection with the government investigations and shareholder lawsuits of possible improper claims submitted to Medicare and Medicaid during the three and six months ended June 30, 2013 and 2012 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Professional fees and other related costs	$2,427	$(454)	$4,433	$1,448

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Probable Contingencies

In addition to the cases described above, there are a number of legal matters for which, based on information currently available, the Company believes that a negative outcome is known or is probable. In the aggregate, an estimate of these losses has been accrued in the amount of $14.0 million and $22.6 million at June 30, 2013 and December 31, 2012, respectively. Due to the uncertainties and difficulty in predicting the ultimate resolution of these contingencies, the actual amount could differ from the estimated amount; however, the Company does not believe the ultimate outcome of any of these matters would be material.

17.  SUBSEQUENT EVENTS

The Company evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the condensed consolidated financial statements.

On July 29, 2013, the Company, FWCT-2 Acquisition Corporation, an indirect, wholly-owned subsidiary of the Company, and Health Management Associates, Inc. (“HMA”) entered into an Agreement and Plan of Merger, pursuant to which the Company has agreed to acquire all the outstanding shares of Class A common stock of HMA (the “HMA Common Stock”) for approximately $7.6 billion, including the assumption of approximately $3.7 billion of indebtedness, consisting of a combination of cash and Company common stock valued at $13.78 per share of HMA Common Stock, based on the Company’s closing stock price as of July 29, 2013, with each share of HMA Common Stock issued and outstanding immediately prior to the effective time of the merger becoming converted into the right to receive $10.50 in cash and 0.06942 of a share of the Company’s common stock. In addition to the cash and stock consideration, HMA shareholders would receive one contingent value right (“CVR”) for each share of HMA Common Stock issued and outstanding immediately prior to the effective time of the merger, which would entitle the holder of each CVR to receive a cash payment of $1.00 per share, following and conditioned upon the final resolution of certain legal matters involving HMA, subject to downward adjustments relating to the amount of certain losses arising out of or relating to such legal matters. The CVR does not have a finite payment date. The combined company would own or operate approximately 206 hospitals in 29 states, with a total bed count of more than 31,000.

The transaction is expected to close by the end of the first quarter of 2014 and is subject to closing conditions, including approval by HMA’s stockholders, the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act, the receipt of certain healthcare regulatory approvals, the absence of certain governmental adverse events occurring with respect to HMA, the absence of a “material adverse effect” with respect to HMA or the Company, no acceleration of a material amount of HMA’s debt having occurred, and other customary conditions.

Bank of America and Credit Suisse have committed to provide debt financing for the transaction. The obligation of Bank of America and Credit Suisse to provide this debt financing is subject to a number of customary conditions. The obligation of the Company to consummate the merger is not subject to a financing condition.

18.  SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Notes, which are senior unsecured obligations of CHS, and the 5 1/8% Senior Secured Notes are guaranteed on a senior basis by the Company and by certain of its existing and subsequently acquired or organized 100% owned domestic subsidiaries. The Senior Notes and the 5 1/8% Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis, with exceptions considered customary for such guarantees, limited to the release of the guarantee when a subsidiary guarantor’s capital stock is sold, or a sale of all of the subsidiary guarantor’s assets used in operations. The following condensed consolidating financial statements present Community Health Systems, Inc. (as parent guarantor), CHS (as the issuer), the subsidiary guarantors, the subsidiary non-guarantors and eliminations. These condensed consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

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

From time to time, the Company sells and/or repurchases noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods are revised to reflect the status of guarantors or non-guarantors as of June 30, 2013.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Balance Sheet

June 30, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

ASSETS

Current assets:

Cash and cash equivalents	$-	$-	$132,258	$118,969	$-	$251,227

Patient accounts receivable, net of allowance for doubtful accounts	-	-	774,919	1,398,145	-	2,173,064

Supplies	-	-	258,767	116,673	-	375,440

Prepaid income taxes	35,697	-	-	-	-	35,697

Deferred income taxes	117,045	-	-	-	-	117,045

Prepaid expenses and taxes	-	23	103,304	30,197	-	133,524

Other current assets	-	-	197,956	72,655	-	270,611

Total current assets	152,742	23	1,467,204	1,736,639	-	3,356,608

Intercompany receivable	500,908	9,587,164	4,370,413	3,556,452	(18,014,937)	-

Property and equipment, net	-	-	4,666,682	2,437,562	-	7,104,244

Goodwill	-	-	2,544,073	1,868,024	-	4,412,097

Other assets, net	-	148,931	1,226,988	782,953	(434,999)	1,723,873

Net investment in subsidiaries	3,123,934	8,716,933	3,729,454	-	(15,570,321)	-

Total assets	$3,777,584	$18,453,051	$18,004,814	$10,381,630	$(34,020,257)	$16,596,822

LIABILITIES AND EQUITY

Current liabilities:

Current maturities of long-term debt	$-	$94,429	$22,031	$2,577	$-	$119,037

Accounts payable	-	31	561,863	191,115	-	753,009

Accrued interest	-	110,604	122	430	-	111,156

Accrued liabilities	5,449	-	669,266	329,032	-	1,003,747

Total current liabilities	5,449	205,064	1,253,282	523,154	-	1,986,949

Long-term debt	-	8,834,196	52,851	501,150	-	9,388,197

Intercompany payable	-	5,731,022	12,516,342	8,098,768	(26,346,132)	-

Deferred income taxes	808,489	-	-	-	-	808,489

Other long-term liabilities	1,191	558,838	690,973	203,412	(434,999)	1,019,415

Total liabilities	815,129	15,329,120	14,513,448	9,326,484	(26,781,131)	13,203,050

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	371,413	-	371,413

Equity:

Community Health Systems, Inc. stockholders’ equity:

Preferred stock	-	-	-	-	-	-

Common stock	958	-	1	2	(3)	958

Additional paid-in capital	1,220,523	1,163,635	1,267,401	492,197	(2,923,233)	1,220,523

Treasury stock, at cost	(6,678)	-	-	-	-	(6,678)

Accumulated other comprehensive (loss) income	(105,267)	(105,267)	(25,793)	-	131,060	(105,267)

Retained earnings	1,852,919	2,065,563	2,249,757	131,630	(4,446,950)	1,852,919

Total Community Health Systems, Inc. stockholders’ equity	2,962,455	3,123,931	3,491,366	623,829	(7,239,126)	2,962,455

Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	59,904	-	59,904

Total equity	2,962,455	3,123,931	3,491,366	683,733	(7,239,126)	3,022,359

Total liabilities and equity	$3,777,584	$18,453,051	$18,004,814	$10,381,630	$(34,020,257)	$16,596,822

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Balance Sheet

December 31, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations		Consolidated
	(In thousands)

ASSETS

Current assets:

Cash and cash equivalents	$-	$-	$271,559	$116,254	$		$387,813

Patient accounts receivable, net of allowance for doubtful accounts	-	-	676,649	1,390,730			2,067,379

Supplies	-	-	254,853	113,319			368,172

Prepaid income taxes	49,888	-	-	-			49,888

Deferred income taxes	117,045	-	-	-			117,045

Prepaid expenses and taxes	-	115	86,628	39,818			126,561

Other current assets		-	222,424	79,860			302,284

Total current assets	166,933	115	1,512,113	1,739,981		-	3,419,142

Intercompany receivable	406,534	9,837,904	3,723,120	3,262,823		(17,230,381)	-

Property and equipment, net	-	-	4,660,557	2,491,316		-	7,151,873

Goodwill	-	-	2,544,195	1,863,943		-	4,408,138

Other assets, net	-	165,236	1,273,347	816,373		(627,774)	1,627,182

Net investment in subsidiaries	2,974,965	8,686,242	3,427,182	-		(15,088,389)	-

Total assets	$3,548,432	$18,689,497	$17,140,514	$10,174,436		$(32,946,544)	$16,606,335

LIABILITIES AND EQUITY

Current liabilities:

Current maturities of long-term debt	$-	$75,679	$11,103	$3,129		$-	$89,911

Accounts payable	-	74	583,865	241,975		-	825,914

Accrued interest	-	110,091	295	316		-	110,702

Accrued liabilities	7,580	-	748,010	361,103		-	1,116,693

Total current liabilities	7,580	185,844	1,343,273	606,523		-	2,143,220

Long-term debt	-	9,079,392	53,201	318,801		-	9,451,394

Intercompany payable	-	5,639,928	11,693,119	7,822,313		(25,155,360)	-

Deferred income taxes	808,489	-	-	-		-	808,489

Other long-term liabilities	1,156	809,372	675,341	180,950		(627,774)	1,039,045

Total liabilities	817,225	15,714,536	13,764,934	8,928,587		(25,783,134)	13,442,148

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	367,666		-	367,666

Equity:

Community Health Systems, Inc. stockholders’ equity:

Preferred stock	-	-	-	-		-	-

Common stock	929	-	1	2		(3)	929

Additional paid-in capital	1,138,274	1,176,342	1,283,499	690,929		(3,150,770)	1,138,274

Treasury stock, at cost	(6,678)	-	-	-		-	(6,678)

Accumulated other comprehensive (loss) income	(145,310)	(145,310)	(28,927)	-		174,237	(145,310)

Retained earnings	1,743,992	1,943,929	2,121,007	121,938		(4,186,874)	1,743,992

Total Community Health Systems, Inc. stockholders’ equity	2,731,207	2,974,961	3,375,580	812,869		(7,163,410)	2,731,207

Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	65,314		-	65,314

Total equity	2,731,207	2,974,961	3,375,580	878,183		(7,163,410)	2,796,521

Total liabilities and equity	$3,548,432	$18,689,497	$17,140,514	$10,174,436		$(32,946,544)	$16,606,335

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Operating revenues (net of contractual allowances and discounts)	$-	$(3,982)	$2,413,268	$1,358,800	$-	$3,768,086

Provision for bad debts	-	-	368,942	162,753	-	531,695

Net operating revenues	-	(3,982)	2,044,326	1,196,047	-	3,236,391

Operating costs and expenses:

Salaries and benefits	-	-	916,695	639,256	-	1,555,951

Supplies	-	-	327,618	170,412	-	498,030

Other operating expenses	-	162	472,485	257,150	-	729,797

Electronic health records incentive reimbursement	-	-	(15,602)	(8,782)	-	(24,384)

Rent	-	-	40,425	31,395	-	71,820

Depreciation and amortization	-	-	131,310	63,295	-	194,605

Total operating costs and expenses	-	162	1,872,931	1,152,726	-	3,025,819

Income from operations	-	(4,144)	171,395	43,321	-	210,572

Interest expense, net	-	(10,779)	149,927	15,908	-	155,056

Loss from early extinguishment of debt	-	-	-	-	-	-

Equity in earnings of unconsolidated affiliates	(29,753)	(24,438)	(13,309)	-	58,446	(9,054)

Income from continuing operations before income taxes	29,753	31,073	34,777	27,413	(58,446)	64,570

Provision for (benefit from) income taxes	-	1,320	12,532	3,633	-	17,485

Income from continuing operations	29,753	29,753	22,245	23,780	(58,446)	47,085

Discontinued operations, net of taxes:

Loss from operations of entities sold	-	-	-	-	-	-

Loss from discontinued operations, net of taxes	-	-	-	-	-	-

Net income	29,753	29,753	22,245	23,780	(58,446)	47,085

Less: Net income attributable to noncontrolling interests	-	-	-	17,332	-	17,332

Net income attributable to Community Health Systems, Inc. stockholders	$29,753	$29,753	$22,245	$6,448	$(58,446)	$29,753

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Operating revenues (net of contractual allowances and discounts)	$-	$(2,666)	$2,349,686	$1,399,408	$-	$3,746,428

Provision for bad debts	-	-	332,152	171,302	-	503,454

Net operating revenues	-	(2,666)	2,017,534	1,228,106	-	3,242,974

Operating costs and expenses:

Salaries and benefits	-	-	884,820	612,626	-	1,497,446

Supplies	-	-	322,987	166,742	-	489,729

Other operating expenses	-	20	448,592	287,613	-	736,225

Electronic health records incentive reimbursement	-	-	(6,313)	(10,489)	-	(16,802)

Rent	-	-	37,085	29,378	-	66,463

Depreciation and amortization	-	-	119,909	59,892	-	179,801

Total operating costs and expenses	-	20	1,807,080	1,145,762	-	2,952,862

Income from operations	-	(2,686)	210,454	82,344	-	290,112

Interest expense, net	-	17,588	123,067	10,952	-	151,607

Loss from early extinguishment of debt	-	-	-	-	-	-

Equity in earnings of unconsolidated affiliates	(83,359)	(86,292)	(45,237)	-	201,707	(13,181)

Income from continuing operations before income taxes	83,359	66,018	132,624	71,392	(201,707)	151,686

Provision for (benefit from) income taxes	-	(17,341)	47,877	18,983	-	49,519

Income from continuing operations	83,359	83,359	84,747	52,409	(201,707)	102,167

Discontinued operations, net of taxes:

Loss from operations of entities sold	-	-	-	-	-	-

Loss from discontinued operations, net of taxes	-	-	-	-	-	-

Net income	83,359	83,359	84,747	52,409	(201,707)	102,167

Less: Net income attributable to noncontrolling interests	-	-	-	18,808	-	18,808

Net income attributable to Community Health Systems, Inc. stockholders	$83,359	$83,359	$84,747	$33,601	$(201,707)	$83,359

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Operating revenues (net of contractual allowances and discounts)	$-	$(7,303)	$4,846,148	$2,729,105	$-	$7,567,950

Provision for bad debts	-	-	707,373	312,436	-	1,019,809

Net operating revenues	-	(7,303)	4,138,775	2,416,669	-	6,548,141

Operating costs and expenses:

Salaries and benefits	-	-	1,835,963	1,297,136	-	3,133,099

Supplies	-	-	651,631	344,240	-	995,871

Other operating expenses	-	239	917,074	520,458	-	1,437,771

Electronic health records incentive reimbursement	-	-	(27,578)	(17,722)	-	(45,300)

Rent	-	-	80,651	62,723	-	143,374

Depreciation and amortization	-	-	260,187	126,576	-	386,763

Total operating costs and expenses	-	239	3,717,928	2,333,411	-	6,051,578

Income from operations	-	(7,542)	420,847	83,258	-	496,563

Interest expense, net	-	3,490	276,393	31,523	-	311,406

Loss from early extinguishment of debt	-	1,295	-	-	-	1,295

Equity in earnings of unconsolidated affiliates	(108,927)	(116,762)	(31,661)	-	232,616	(24,734)

Income from continuing operations before income taxes	108,927	104,435	176,115	51,735	(232,616)	208,596

Provision for (benefit from) income taxes	-	(4,492)	63,463	6,217	-	65,188

Income from continuing operations	108,927	108,927	112,652	45,518	(232,616)	143,408

Discontinued operations, net of taxes:

Loss from operations of entities sold	-	-	-	-	-	-

Loss from discontinued operations, net of taxes	-	-	-	-	-	-

Net income	108,927	108,927	112,652	45,518	(232,616)	143,408

Less: Net income attributable to noncontrolling interests	-	-	-	34,481	-	34,481

Net income attributable to Community Health Systems, Inc. stockholders	$108,927	$108,927	$112,652	$11,037	$(232,616)	$108,927

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Operating revenues (net of contractual allowances and discounts)	$-	$(4,430)	$4,801,625	$2,732,724	$-	$7,529,919

Provision for bad debts	-	-	681,463	308,447	-	989,910

Net operating revenues	-	(4,430)	4,120,162	2,424,277	-	6,540,009

Operating costs and expenses:

Salaries and benefits	-	-	1,783,411	1,239,010	-	3,022,421

Supplies	-	-	651,242	337,066	-	988,308

Other operating expenses	-	335	927,658	517,175	-	1,445,168

Electronic health records incentive reimbursement	-	-	(25,144)	(17,826)	-	(42,970)

Rent	-	-	74,455	59,232	-	133,687

Depreciation and amortization	-	-	235,575	118,580	-	354,155

Total operating costs and expenses	-	335	3,647,197	2,253,237	-	5,900,769

Income from operations	-	(4,765)	472,965	171,040	-	639,240

Interest expense, net	-	33,325	246,623	23,834	-	303,782

Loss from early extinguishment of debt	-	63,429	-	-	-	63,429

Equity in earnings of unconsolidated affiliates	(158,833)	(204,793)	(87,037)	-	425,469	(25,194)

Income from continuing operations before income taxes	158,833	103,274	313,379	147,206	(425,469)	297,223

Provision for (benefit from) income taxes	-	(55,559)	113,130	37,767	-	95,338

Income from continuing operations	158,833	158,833	200,249	109,439	(425,469)	201,885

Discontinued operations, net of taxes:

Loss from operations of entities sold	-	-	-	(466)	-	(466)

Loss from discontinued operations, net of taxes	-	-	-	(466)	-	(466)

Net income	158,833	158,833	200,249	108,973	(425,469)	201,419

Less: Net income attributable to noncontrolling interests	-	-	-	42,586	-	42,586

Net income attributable to Community Health Systems, Inc. stockholders	$158,833	$158,833	$200,249	$66,387	$(425,469)	$158,833

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated

Net income	$29,753	$29,753	$22,245	$23,780	$(58,446)	$47,085

Other comprehensive income (loss), net of taxes

Net change in fair value of interest rate swaps	21,139	21,139	-	-	(21,139)	21,139

Net change in fair value of available-for-sale securities	(139)	(139)	(139)	-	278	(139)

Amortization and recognition of unrecognized pension cost components	731	731	731	-	(1,462)	731

Other comprehensive income (loss)	21,731	21,731	592	-	(22,323)	21,731

Comprehensive income	51,484	51,484	22,837	23,780	(80,769)	68,816

Less: Comprehensive income attributable to noncontrolling interests	-	-	-	17,332	-	17,332

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$51,484	$51,484	$22,837	$6,448	$(80,769)	$51,484

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated

Net income	$83,359	$83,359	$84,747	$52,409	$(201,707)	$102,167

Other comprehensive income (loss), net of taxes

Net change in fair value of interest rate swaps	9,976	9,976	-	-	(9,976)	9,976

Net change in fair value of available-for-sale securities	(527)	(527)	(527)	-	1,054	(527)

Amortization and recognition of unrecognized pension cost components	1,140	1,140	1,140	-	(2,280)	1,140

Other comprehensive income (loss)	10,589	10,589	613	-	(11,202)	10,589

Comprehensive income	93,948	93,948	85,360	52,409	(212,909)	112,756

Less: Comprehensive income attributable to noncontrolling interests	-	-	-	18,808	-	18,808

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$93,948	$93,948	$85,360	$33,601	$(212,909)	$93,948

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated

Net income	$108,927	$108,927	$112,652	$45,518	$(232,616)	$143,408

Other comprehensive income (loss), net of taxes

Net change in fair value of interest rate swaps	36,909	36,909	-	-	(36,909)	36,909

Net change in fair value of available-for-sale securities	1,670	1,670	1,670	-	(3,340)	1,670

Amortization and recognition of unrecognized pension cost components	1,464	1,464	1,464	-	(2,928)	1,464

Other comprehensive income (loss)	40,043	40,043	3,134	-	(43,177)	40,043

Comprehensive income	148,970	148,970	115,786	45,518	(275,793)	183,451

Less: Comprehensive income attributable to noncontrolling interests	-	-	-	34,481	-	34,481

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$148,970	$148,970	$115,786	$11,037	$(275,793)	$148,970

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated

Net income	$158,833	$158,833	$200,249	$108,973	$(425,469)	$201,419

Other comprehensive income (loss), net of taxes

Net change in fair value of interest rate swaps	20,512	20,512	-	-	(20,512)	20,512

Net change in fair value of available-for-sale securities	2,140	2,140	2,140	-	(4,280)	2,140

Amortization and recognition of unrecognized pension cost components	2,281	2,281	2,281	-	(4,562)	2,281

Other comprehensive income (loss)	24,933	24,933	4,421	-	(29,354)	24,933

Comprehensive income	183,766	183,766	204,670	108,973	(454,823)	226,352

Less: Comprehensive income attributable to noncontrolling interests	-	-	-	42,586	-	42,586

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$183,766	$183,766	$204,670	$66,387	$(454,823)	$183,766

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(77,788)	$4,246	$425,234	$(42,520)	$-	$309,172

Cash flows from investing activities:

Acquisitions of facilities and other related equipment	-	-	(5,301)	(5,191)	-	(10,492)

Purchases of property and equipment	-	-	(253,801)	(41,190)	-	(294,991)

Proceeds from sale of property and equipment	-	-	1,000	1,056	-	2,056

Increase in other investments	-	-	(109,997)	(24,392)	-	(134,389)

Net cash used in investing activities	-	-	(368,099)	(69,717)	-	(437,816)

Cash flows from financing activities:

Proceeds from exercise of stock options	103,626	-	-	-	-	103,626

Repurchase of restricted stock shares for payroll tax withholding requirements	(14,569)	-	-	-	-	(14,569)

Stock buy-back	(27,133)	-	-	-	-	(27,133)

Deferred financing costs	-	(924)	-	-	-	(924)

Excess tax benefit relating to stock-based compensation	6,331	-	-	-	-	6,331

Proceeds from noncontrolling investors in joint ventures	-	-	-	64	-	64

Redemption of noncontrolling investments in joint ventures	-	-	-	(701)	-	(701)
Distributions to noncontrolling investors in joint ventures	-	-	-	(37,937)	-	(37,937)

Changes in intercompany balances with affiliates, net	9,533	221,906	(203,171)	(28,268)	-	-

Borrowings under credit agreements	-	275,000	20,441	560	-	296,001

Issuance of long-term debt	-	-	-	-	-	-

Proceeds from receivables facility	-	-	-	300,000	-	300,000

Repayments of long-term indebtedness	-	(500,228)	(13,706)	(118,766)	-	(632,700)

Net cash provided by (used in) financing activities	77,788	(4,246)	(196,436)	114,952	-	(7,942)

Net change in cash and cash equivalents	-	-	(139,301)	2,715	-	(136,586)

Cash and cash equivalents at beginning of period	-	-	271,559	116,254	-	387,813

Cash and cash equivalents at end of period	$-	$-	$132,258	$118,969	$-	$251,227

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(23,273)	$(59,325)	$358,137	$207,388	$-	$482,927

Cash flows from investing activities:

Acquisitions of facilities and other related equipment	-	-	(237,543)	(7,684)	-	(245,227)

Purchases of property and equipment	-	-	(252,067)	(134,394)	-	(386,461)

Proceeds from sale of property and equipment	-	-	1,460	1,977	-	3,437

Increase in other investments	-	-	(116,339)	(45,977)	-	(162,316)

Net cash used in investing activities	-	-	(604,489)	(186,078)	-	(790,567)

Cash flows from financing activities:

Proceeds from exercise of stock options	1,269	-	-	-	-	1,269

Repurchase of restricted stock shares for payroll tax withholding requirements	(9,074)	-	-	-	-	(9,074)

Stock buy-back	-	-	-	-	-	-

Deferred financing costs	-	(63,986)	-	-	-	(63,986)

Excess tax benefit relating to stock-based compensation	1,037	-	-	-	-	1,037

Proceeds from noncontrolling investors in joint ventures	-	-	-	637	-	637

Redemption of noncontrolling investments in joint ventures	-	-	-	(35,888)	-	(35,888)
Distributions to noncontrolling investors in joint ventures	-	-	-	(34,590)	-	(34,590)

Changes in intercompany balances with affiliates, net	30,041	(16,362)	239,214	(252,893)	-	-

Borrowings under credit agreements	-	3,615,000	18,589	-	-	3,633,589

Issuance of long-term debt	-	1,025,000	-	-	-	1,025,000

Proceeds from receivables facility	-	-	-	300,000	-	300,000

Repayments of long-term indebtedness	-	(4,500,327)	(11,880)	(12,903)	-	(4,525,110)

Net cash provided by (used in) financing activities	23,273	59,325	245,923	(35,637)	-	292,884

Net change in cash and cash equivalents	-	-	(429)	(14,327)	-	(14,756)

Cash and cash equivalents at beginning of period	-	-	8,920	120,945	-	129,865

Cash and cash equivalents at end of period	$-	$-	$8,491	$106,618	$-	$115,109

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

Executive Overview

We are one of the largest publicly-traded operators of hospitals in the United States in terms of number of facilities and net operating revenues. We provide healthcare services through the hospitals that we own and operate in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and other outpatient services to patients in the communities in which we are located. As of June 30, 2013, we owned or leased 135 hospitals comprised of 131 general acute care hospitals and four stand-alone rehabilitation or psychiatric hospitals. In addition to our hospitals and related businesses, we own and operate home care agencies, located primarily in markets where we also operate a hospital. Also, through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services.

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

Our net operating revenues for the three months ended June 30, 2013 decreased $6.6 million to approximately $3.236 billion, as compared to approximately $3.243 billion for the three months ended June 30, 2012. Income from continuing operations, before noncontrolling interests, for the three months ended June 30, 2013 decreased 53.9% over the three months ended June 30, 2012 to $47.1 million, compared to $102.2 million. Total inpatient admissions for the three months ended June 30, 2013 decreased 5.1%, compared to the three months ended June 30, 2012, and adjusted admissions for the three months ended June 30, 2013 decreased 1.8%, compared to the three months ended June 30, 2012. On a same-store basis, admissions decreased 5.7% and adjusted admissions decreased 2.6%, compared with the three months ended June 30, 2012.

Weakness in volume, most significantly in May and June, coupled with higher-than-anticipated provision for bad debts and a deterioration in payor mix resulted in lower-than-anticipated net operating revenues during the three months ended June 30, 2013, compared to the three months ended June 30, 2012. This is our first significant earnings miss since the third quarter of 2006. In response, our management team has intensified its focus on core operating strategies, volume initiatives and expense management.

Our net operating revenues for the six months ended June 30, 2013 increased $8.1 million to approximately $6.548 billion, as compared to approximately $6.540 billion for the six months ended June 30, 2012. Income from continuing operations, before noncontrolling interests, for the six months ended June 30, 2013 decreased 29.0% over the six months ended June 30, 2012 to $143.4 million, compared to $201.9 million. Included in income from continuing operations for the six months ended June 30, 2012, is a $42.8 million after-tax benefit from the resolution of an industry-wide governmental settlement and a payment update related to prior periods, an $8.7 million after-tax charge for certain legal and regulatory matters and a $39.5 million after-tax loss from the early extinguishment of debt. Total inpatient admissions for the six months ended June 30, 2013 decreased 4.7%, compared to the six months ended June 30, 2012, and adjusted admissions for the six months ended June 30, 2013 decreased 2.7%, compared to the six months ended June 30, 2012. On a same-store basis, admissions decreased 5.8% and adjusted admissions decreased 3.9%, compared with the six months ended June 30, 2012.

Self-pay revenues represented approximately 13.9% and 13.0% of our net operating revenues, net of contractual allowances and discounts (but before provision for bad debts), for the three months ended June 30, 2013 and 2012, respectively, and 13.7% and 13.2% of our net operating revenues, net of contractual allowances and discounts (but before provision for bad debts), for the six months ended June 30, 2013 and 2012, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 5.2% and 5.4% for the three months ended June 30, 2013 and 2012, respectively, and 5.3% and 5.1% for the six months ended June 30, 2013 and 2012, respectively. Direct and indirect costs incurred by us in providing charity care services were approximately 0.9% and 1.0% of net operating revenues for the three months ended June 30, 2013 and 2012, respectively, and 0.9% of net operating revenues for both of the six month periods ended June 30, 2013 and 2012.

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

On June 28, 2012, the Supreme Court of the United States largely upheld the constitutionality of the Reform Legislation, though it overturned an aspect of the legislation that would have permitted the Federal government to withhold all Medicaid funding from a state if that state did not expand Medicaid coverage to the extent required by the Reform Legislation. The Supreme Court’s ruling instead held that only new incremental funding could be withheld from a state in such a situation. As a result, states will face less severe financial consequences if they refuse to expand Medicaid coverage to individuals with incomes below certain thresholds. Since the Supreme Court’s ruling, some states have suggested that, for budgetary and other reasons, they would not expand their Medicaid programs. If states refuse to expand their Medicaid programs, the number of uninsured patients at our hospitals will decline by a smaller margin as compared to our expectations when the Reform Legislation was first adopted. In response to the Supreme Court ruling, the previous estimates of the reduction in uninsured individuals as a result of the Reform Legislation have been revised, with approximately 25 million additional individuals expected to have health insurance coverage by 2016. Because of the many variables involved, including clarifications and modifications resulting from the rule-making process, the development of agency guidance and future judicial interpretations, whether and how many states decide to expand or not to expand Medicaid coverage, the number of uninsured who elect to purchase health insurance coverage, and budgetary issues at federal and state levels, we may not be able to realize the positive impact the Reform Legislation may have on our business, results of operations, cash flow, capital resources and liquidity. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.

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

In addition to the Reform Legislation, the American Recovery and Reinvestment Act of 2009 included provisions for implementing health information technology under the Health Information Technology for Economic and Clinical Health Act, or HITECH. These provisions were designed to increase the use of electronic health records, or EHR, technology and establish the requirements for a Medicare and Medicaid incentive payments program beginning in 2011 for eligible hospitals and providers that adopt and meaningfully use certified EHR technology. These incentive payments are intended to offset a portion of the costs incurred to implement and qualify as a meaningful user of EHR. Rules adopted in July 2010 by the Department of Health and Human Services established an initial set of standards and certification criteria. Our hospital facilities have begun to implement EHR technology on a facility-by-facility basis beginning in 2011. We anticipate recognizing incentive reimbursement related to the Medicare or Medicaid incentives as we are able to implement the certified EHR technology, meet the defined “meaningful use criteria,” and information from completed cost report periods is available from which to calculate the incentive reimbursement. The timing of recognizing incentive reimbursement will not correlate with the timing of recognizing operating expenses and incurring capital costs in connection with the implementation of EHR technology which may result in material period-to-period changes in our future results of operations. Hospitals that do not qualify as a meaningful user of EHR technology by 2015 are subject to a reduced market basket update to the inpatient prospective payment system standardized amount in 2015 and each subsequent fiscal year. Although we believe that our hospital facilities will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provisions of HITECH. We recognized approximately $24.4 million and $16.8 million during the three months ended June 30, 2013 and 2012, respectively, and $45.3 million and $43.0 million during the six months ended June 30, 2013 and 2012, respectively, of incentive reimbursement for HITECH incentive reimbursements from Medicare and Medicaid related to certain of our hospitals and for certain of our employed physicians, which are presented as a reduction of operating expenses.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Medicare	24.7%	25.4%	25.4%	26.0	% (1)
Medicaid	10.5	10.6	9.6	9.6
Managed Care and other third-party payors	50.9	51.0	51.3	51.2
Self-pay	13.9	13.0	13.7	13.2

Total	100.0%	100.0%	100.0%	100.0%

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. During the six months ended June 30, 2012, we recognized a net after-tax benefit of $42.8 million from the resolution of an industry-wide governmental settlement and a payment update related to prior periods. Other than these items, contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month and six-month periods ended June 30, 2013 and 2012.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
	(Expressed as a percentage of net operating revenues)

Consolidated:
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(87.5)	(85.5)	(86.5)	(84.8)
Depreciation and amortization	(6.0)	(5.5)	(5.9)	(5.4)

Income from operations	6.5	9.0	7.6	9.8
Interest expense, net	(4.8)	(4.7)	(4.8)	(4.7)
Loss from early extinguishment of debt	-	-	-	(1.0)
Equity in earnings of unconsolidated affiliates	0.3	0.4	0.4	0.4

Income from continuing operations before income taxes	2.0	4.7	3.2	4.5
Provision for income taxes	(0.5)	(1.5)	(1.0)	(1.4)

Income from continuing operations	1.5	3.2	2.2	3.1
Loss from discontinued operations, net of taxes	-	-	-	-

Net income	1.5	3.2	2.2	3.1
Less: Net income attributable to noncontrolling interests	(0.6)	(0.6)	(0.5)	(0.7)

Net income attributable to Community Health Systems, Inc. stockholders	0.9%	2.6%	1.7%	2.4%

	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013
Percentage (decrease) increase from same period prior year:
Net operating revenues	(0.2) %	0.1%
Admissions	(5.1)	(4.7)
Adjusted admissions (b)	(1.8)	(2.7)
Average length of stay	2.3	2.3
Net income attributable to Community Health Systems, Inc. (c)	(64.3)	(31.4)
Same store percentage (decrease) increase from same period prior year (d)
Net operating revenues	(0.9) %	0.3%
Admissions	(5.7)	(5.8)
Adjusted admissions (b)	(2.6)	(3.9)

(a)	Operating expenses include salaries and benefits, supplies, other operating expenses, electronic health records incentive reimbursement and rent.
(b)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(c)	Includes loss from discontinued operations.
(d)	Includes acquired hospitals to the extent we operated them in both years.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Net operating revenues decreased $6.6 million to approximately $3.236 billion for the three months ended June 30, 2013, from approximately $3.243 billion for the three months ended June 30, 2012. Net operating revenues from hospitals owned throughout both periods decreased $29.8 million, which were partially offset by an increase in net operating revenues of $23.2 million by hospitals acquired in 2012. On a same-store basis, net operating revenues decreased 0.9%. The decreased net operating revenues contributed by hospitals that we owned throughout both periods were primarily attributable to unfavorable changes to payor mix, higher than anticipated provision for bad debts and a slight change in case mix index. The increase in the provision for bad debts is primarily due to a higher concentration of self-pay net operating revenues. Sequester-related reimbursement cuts, effective April 1, 2013, reduced reimbursement by approximately $16 million during the three months ended June 30, 2013, for Medicare fee-for-service, physician practices and home care agencies.

On a consolidated basis, inpatient admissions decreased by 5.1% and adjusted admissions decreased by 1.8% during the three months ended June 30, 2013. On a same-store basis, inpatient admissions decreased by 5.7% and adjusted admissions decreased by 2.6% during the three months ended June 30, 2013. This decrease in same-store inpatient admissions was reflective of lower admissions from women’s services including obstetrics and gynecology, fewer flu and respiratory-related admissions, lower admissions from cardiology services and reductions due to the continued impact from involuntary employed physicians’ turnover from prior quarters during the three months ended June 30, 2013, as compared to the three months ended June 30, 2012.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased from 85.5% for the three months ended June 30, 2012 to 87.5% for the three months ended June 30, 2013. Salaries and benefits, as a percentage of net operating revenues, increased from 46.2% for the three months ended June 30, 2012 to 48.1% for the three months ended June 30, 2013. This increase in salaries and benefits was primarily due to volume decline in net operating revenues and annual pay rate increases taking effect at the beginning of the quarter. Supplies, as a percentage of net operating revenues, increased from 15.1% for the three months ended June 30, 2012 to 15.4% for the three months ended June 30, 2013. This increase in supplies was primarily due to higher implant costs, primarily for orthopedic procedures. Other operating expenses, as a percentage of net operating revenues, decreased from 22.7% for the three months ended June 30, 2012 to 22.6% for the three months ended June 30, 2013. Rent, as a percentage of net operating revenues, increased from 2.0% for the three months ended June 30, 2012 to 2.2% for the three months ended June 30, 2013.

Electronic health records incentive reimbursements represent those incentives under the HITECH Act for which the recognition criterion has been met. We have recognized approximately $24.4 million and $16.8 million of incentive reimbursements, or 0.8% and 0.5% of net operating revenues, for the three months ended June 30, 2013 and 2012, respectively. We received cash payments of $37.6 million and $22.6 million for these incentives during the three months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and 2012, $50.2 million and $1.0 million, respectively, were recorded as deferred revenue as all criteria for gain recognition had not been met. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.8% of net operating revenues, of which depreciation and amortization represented 0.4% of net operating revenues for the three months ended June 30, 2013. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.3% of net operating revenues, of which depreciation and amortization represented 0.2% of net operating revenues for the three months ended June 30, 2012.

Depreciation and amortization, as a percentage of net operating revenues, increased from 5.5% for the three months ended June 30, 2012 to 6.0% for the three months ended June 30, 2013. This increase was due primarily to depreciation and amortization expense related to electronic health records software and hardware.

Interest expense, net, increased by $3.5 million from $151.6 million for the three months ended June 30, 2012, to $155.1 million for the three months ended June 30, 2013. An increase in our average outstanding debt during 2013, compared to 2012, resulted in an increase in interest expense of $1.6 million. Additionally, interest expense increased by $5.5 million as a result of less interest being capitalized during 2013, as compared to 2012, because the prior year period had more major construction projects. These increases were partially offset by a decrease in interest rates during 2013, compared to 2012, resulting in a decrease in interest expense of $3.6 million.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased from 0.4% for the three months ended June 30, 2012 to 0.3% for the three months ended June 30, 2013.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes decreasing $87.1 million from $151.7 million for the three months ended June 30, 2012 to $64.6 million for the three months ended June 30, 2013.

Provision for income taxes from continuing operations decreased from $49.5 million for the three months ended June 30, 2012 to $17.5 million for the three months ended June 30, 2013 due to the decrease in income from continuing operations before income taxes. Our effective tax rates were 27.1% and 32.6% for the three months ended June 30, 2013 and 2012, respectively. The decrease in our effective tax rate is primarily related to a disproportionate decrease in income from continuing operations before income taxes compared to net income attributable to noncontrolling interests, which is not tax-effected in our condensed consolidated financial statements.

Each of income from continuing operations and net income, as a percentage of net operating revenues, decreased from 3.2% for the three months ended June 30, 2012 to 1.5% for the three months ended June 30, 2013.

Net income attributable to noncontrolling interests as a percentage of net operating revenues remained consistent at 0.6% for both of the three-month periods ended June 30, 2013 and 2012.

Net income attributable to Community Health Systems, Inc. was $29.8 million for the three months ended June 30, 2013 compared to $83.6 million for the three months ended June 30, 2012, a decrease of 64.3%. This decrease was primarily attributable to the decline in net operating revenues discussed above.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Net operating revenues increased $8.1 million to approximately $6.548 billion for the six months ended June 30, 2013, from approximately $6.540 billion for the six months ended June 30, 2012. Included in 2012 net operating revenues on a non-same store basis is approximately $101.8 million of net operating revenues from an industry-wide settlement with the United States Department of Health and Human Services and CMS, based on a claim that acute-care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system in federal fiscal years 1999 through 2011. The underpayments resulted from calculations related to the rural floor budget neutrality adjustments implemented in connection with the Balanced Budget Act of 1997. Also included in 2012 net operating revenues is an unfavorable adjustment of approximately $21.0 million, related to the revised Supplemental Security Income ratios issued for federal fiscal years 2006 through 2009 utilized for calculating Medicare Disproportionate Share Hospital reimbursements. Excluding the $80.8 million net effect of these two items on 2012, net operating revenues for the six months ended June 30, 2013 increased $88.9 million. Growth from hospitals owned throughout both periods contributed $16.5 million of that increase and $72.4 million was contributed by hospitals acquired in 2012. On a same-store basis, net operating revenues increased 0.3%. The increased net operating revenues contributed by hospitals that we owned throughout both periods were primarily attributable to general rate and reimbursement increases, including revenues from states with provider assessment programs.

On a consolidated basis, inpatient admissions decreased by 4.7% and adjusted admissions decreased by 2.7% during the six months ended June 30, 2013. On a same-store basis, inpatient admissions decreased by 5.8% and adjusted admissions decreased by 3.9% during the six months ended June 30, 2013. This decrease in same-store inpatient admissions was significantly impacted by seasonality factors, including the loss of one day in 2013 as compared to 2012, which was a leap year, as well as additional holidays that fell on weekdays during the first quarter in 2013. The decrease was also reflective of lower admissions from women’s services including obstetrics and gynecology, fewer flu and respiratory-related admissions, lower admissions from cardiology services and reductions due to the continued impact from involuntary employed physicians’ turnover occurring at the end of 2012 and continuing through the three months ended March 31, 2013.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased from 84.8% for the six months ended June 30, 2012 to 86.5% for the six months ended June 30, 2013. Salaries and benefits, as a percentage of net operating revenues, increased from 46.2% for the six months ended June 30, 2012 to 47.8% for the six months ended June 30, 2013. This increase in salaries and benefits was primarily due to volume decline in net operating revenues and annual pay rate increases taking effect during the three months ended June 30, 2013. Supplies, as a percentage of net operating revenues, increased from 15.1% for the six months ended June 30, 2012 to 15.2% for the six months ended June 30, 2013. Other operating expenses, as a percentage of net operating revenues, decreased from 22.2% for the six months ended June 30, 2012 to 22.0% for the six months ended June 30, 2013. Rent, as a percentage of net operating revenues, increased from 2.0% for the six months ended June 30, 2012 to 2.2% for the six months ended June 30, 2013.

Electronic health records incentive reimbursements represent those incentives under the HITECH Act for which the recognition criterion has been met. We have recognized approximately $45.3 million and $43.0 million of incentive reimbursements, or 0.7% of net operating revenues, for both of the six-month periods ended June 30, 2013 and 2012. We received cash payments of $82.7 million and $28.8 million for these incentives during the six months ended June 30, 2013 and 2012, respectively. As of June 30, 2013 and 2012, $50.2 million and $1.0 million, respectively, were recorded as deferred revenue as all criteria for gain recognition had not been met. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.7% of net operating revenues, of which depreciation and amortization represented 0.4% of net operating revenues for the six months ended June 30, 2013. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.4% of net operating revenues, of which depreciation and amortization represented 0.2% of net operating revenues for the six months ended June 30, 2012.

Depreciation and amortization, as a percentage of net operating revenues, increased from 5.4% for the six months ended June 30, 2012 to 5.9% for the six months ended June 30, 2013. This increase was due primarily to depreciation and amortization expense related to electronic health records software and hardware.

Interest expense, net, increased by $7.6 million from $303.8 million for the six months ended June 30, 2012, to $311.4 million for the six months ended June 30, 2013. An increase in our average outstanding debt during 2013, compared to 2012, resulted in an increase in interest expense of $8.0 million. Additionally, interest expense increased by $9.5 million as a result of less interest being capitalized during 2013, as compared to 2012, because the prior year period had more major construction projects. These increases were partially offset by a decrease in interest expense of $1.7 million due to one additional day of interest expense in the prior year period since 2012 was a leap year. Also, a decrease in interest rates during 2013, compared to 2012, resulting in a decrease in interest expense of $8.2 million.

The loss from early extinguishment of debt of $1.3 million was recognized during the six months ended June 30, 2013 after the repayment of $206.5 million of the term loans due 2014. The loss from early extinguishment of debt of $63.4 million was recognized during the six months ended June 30, 2012 after the purchase and redemption of $850 million of the 8 7/8% Senior Notes due 2015 and the repayment of existing term loans and revolving credit facility under the Credit Facility as further discussed in Liquidity and Capital Resources.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.4% for both of the six-month periods ended June 30, 2013 and 2012.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes decreasing $88.6 million from $297.2 million for the six months ended June 30, 2012 to $208.6 million for the six months ended June 30, 2013.

Provision for income taxes from continuing operations decreased from $95.3 million for the six months ended June 30, 2012 to $65.2 million for the six months ended June 30, 2013 due to the decrease in income from continuing operations before income taxes. Our effective tax rates were 31.3% and 32.1% for the six months ended June 30, 2013 and 2012, respectively.

Each of income from continuing operations and net income, as a percentage of net operating revenues, decreased from 3.1% for the six months ended June 30, 2012 to 2.2% for the six months ended June 30, 2013.

Net income attributable to noncontrolling interests as a percentage of net operating revenues decreased from 0.7% for the six months ended June 30, 2012 to 0.5% for the six months ended June 30, 2013. The decrease in net income attributable to noncontrolling interests is primarily due to lower income from operations from our less than wholly-owned subsidiaries and also the reduction in hospital syndications as a result of the redemption of all of the physician ownership interests at several hospitals during 2012.

Net income attributable to Community Health Systems, Inc. was $108.9 million for the six months ended June 30, 2013 compared to $158.8 million for the six months ended June 30, 2012, a decrease of 31.4%. The decrease is primarily attributable to an increase in operating expenses as a percentage of net operating revenues, which were impacted by lower volumes during the three months ended June 30, 2013.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $173.7 million, from approximately $482.9 million for the six months ended June 30, 2012 to approximately $309.2 million for the six months ended June 30, 2013. The decrease in cash provided by operating activities is due primarily to a decrease in cash flows from accounts payable, accrued liabilities and income taxes, primarily as a result of the timing of payments of accounts payable and payroll-related accrued liabilities, which decreased cash flows from operating activities by $231.6 million, a decrease in cash flow from the change in other assets and liabilities of $7.5 million, a decrease from the change in the non-cash loss from early extinguishment of debt of $62.1 million and a decrease in net income of $58.0 million. These decreases in cash flows were offset by an increase in cash flows from supplies, prepaid expenses and other current assets of $55.1 million, primarily from the timing of recognition of the industry-wide governmental settlement in 2012 of approximately $100.6 million, increase in cash generated from accounts receivable of $93.8 million, an increase in depreciation and amortization expense of $32.6 million and an increase in all other non-cash expenses of $4.0 million. Included in net cash provided by operating activities for the six months ended June 30, 2013 is $82.7 million of cash received for HITECH incentive reimbursements, compared to $28.8 million for the six months ended June 30, 2012.

The cash used in investing activities decreased $352.8 million, from approximately $790.6 million for the six months ended June 30, 2012 to approximately $437.8 million for the six months ended June 30, 2013. The decrease in cash used in investing activities was due to a decrease in cash paid for acquisitions of facilities and other related equipment of $234.7 million, since there were no hospital acquisitions in the current period compared to three hospitals acquired in the first six months of 2012, a decrease in the cash used for the purchase of property and equipment of $91.5 million and a decrease in cash used for other investments of $28.0 million. Included in cash outflows for other investments for the six months ended June 30, 2013 is approximately $30.6 million of capital expenditures related to the purchase and implementation of certified EHR technology. The remaining cash outflows for other investments consists primarily of purchases and development of other internal-use software and payments made under non-employee physician recruiting agreements of $103.8 million. These increases in cash outflows were partially offset by a reduction in the proceeds from sale of property and equipment of $1.4 million. We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.

Our net cash used in financing activities was $7.9 million for the six months ended June 30, 2013, compared to net cash provided by financing activities of $292.9 million for the six months ended June 30, 2012. The change in cash used in financing activities, in comparison to the prior year, is primarily due to an increase in the repayment of our long-term debt partially offset by an increase in proceeds from the exercise of stock options.

Capital Expenditures

Cash expenditures for purchases of facilities and other related equipment were $10.5 million for the six months ended June 30, 2013, compared to $245.2 million for the six months ended June 30, 2012. The expenditures during the six months ended June 30, 2013 were for the purchase of surgery centers and other physician practices. The expenditures during the six months ended June 30, 2012 were for the purchase of two hospitals in Pennsylvania, one hospital in Illinois, a physician practice in Texas, surgery centers and other physician practices and the settlement of working capital items.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the six months ended June 30, 2013 totaled $258.7 million, compared to $315.9 million for the six months ended June 30, 2012. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals for the six months ended June 30, 2013 totaled $36.3 million, compared to $70.6 million for the six months ended June 30, 2012. The costs to construct replacement hospitals for the six months ended June 30, 2013 represent planning and construction costs for the replacement hospitals discussed below. The costs to construct replacement hospitals for the six months ended June 30, 2012 represent construction and equipment costs primarily for three replacement hospitals opened in 2012 located in Barstow, California; Valparaiso, Indiana; and Siloam Springs, Arkansas.

Pursuant to a hospital purchase agreement in effect as of June 30, 2013, we have committed to build a replacement facility in York, Pennsylvania by July 2017. Construction costs, including equipment costs, for the York replacement facility is currently estimated to be approximately $100.0 million. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement to our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need from the Alabama Certificate of Need Review Board. This CON was challenged in the Alabama state circuit and appellate courts, but the CON was upheld by the Supreme Court of Alabama in May 2013, eliminating any further appeals. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280.0 million for the Birmingham replacement facility.

Capital Resources

Net working capital was approximately $1.4 billion at June 30, 2013, compared to $1.3 billion at December 31, 2012, an increase of $93.7 million, primarily the result of an increase in patient accounts receivable, partially offset by decreases in cash, accounts payable and employee compensation liabilities.

We obtained senior secured financing under the Credit Facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. A $750 million revolving credit facility was available to us for working capital and general corporate purposes under the Credit Facility. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. The Credit Facility requires quarterly amortization payments of each term loan facility equal to 0.25% of the outstanding amount of the term loans. On November 5, 2010, we entered into an amendment and restatement of our existing Credit Facility. The amendment extended by two and a half years, until January 25, 2017, the maturity date of $1.5 billion of our existing term loans under the Credit Facility and increased the pricing on these term loans to LIBOR plus 350 basis points. The amendment also increased our ability to issue additional indebtedness under the uncommitted incremental facility to $1.0 billion from $600 million, permitted us to issue term loan A loans under the incremental facility and provided up to $2.0 billion of borrowing capacity from receivable transactions, an increase of $0.5 billion, of which approximately $1.7 billion would be required to be used for repayment of our existing term loans. On February 2, 2012, we completed a second amendment and restatement of the Credit Facility to extend an additional $1.6 billion of our term loans due 2014 under the Credit Facility to match the maturity date and interest rate margins of the term loans due January 25, 2017. On August 3, 2012, we entered into Amendment No. 1 to the Credit Facility to provide increased flexibility for refinancing and repayment of the term loans due 2014 and amend certain other terms. On August 22, 2012, we entered into a loan modification agreement with respect to the Credit Facility to extend approximately $340 million of the term loans due 2014 to match the maturity date and interest rate margins of the term loans due January 25, 2017. On November 27, 2012, we entered into Amendment No. 2 to the Credit Facility to provide increased flexibility for us to make investments and restricted payments, incur debt related to acquisitions, amend certain other terms of the Credit Facility, including the maximum leverage ratio and interest coverage ratio financial coverage levels, and add a one year 1% prepayment premium payable in connection with a repricing of the term loans due in 2017. The extended term loans are subject to customary acceleration events and earlier maturity if the repayment, extension or refinancing with longer maturity on substantially all of the outstanding term loans maturing July 25, 2014 does not occur by April 15, 2015. During the six months ended June 30, 2013, we paid down $206.5 million of the term loans due 2014. The July 25, 2014 maturity date of the balance of the remaining non-extended term loans at June 30, 2013 of approximately $59.6 million remains unchanged.

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

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus 0.5% or (3) the adjusted LIBOR rate on such day for a three-month interest period commencing on the second business day after such day plus 1%, or (b) a reserve adjusted LIBOR for dollars (Eurodollar rate) (as defined). The applicable percentage for Alternate Base Rate loans is 1.25% for term loans due 2014 and 2.50% for term loans due 2017. The applicable percentage for Eurodollar rate loans is 2.25% for term loans due 2014 and 3.5% for term loans due 2017. The applicable percentage for revolving loans and Incremental Term Loans is 1.50% for Alternate Base Rate loans and 2.50% for Eurodollar loans. The applicable percentage for the loans under the Credit Facility is subject to adjustment based on our leverage ratio. Loans under the swingline subfacility bear interest at the rate applicable to Alternate Base Rate loans under the Credit Facility.

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

As of June 30, 2013, the availability for additional borrowings under our Credit Facility was approximately $750 million pursuant to the revolving credit facility, of which $19.4 million was set aside for outstanding letters of credit at June 30, 2013. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements through the next 12 months and into the foreseeable future.

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

On March 21, 2012, through certain of its subsidiaries, CHS entered into an accounts receivable loan agreement, or the Receivables Facility, with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. The existing and future non-self pay patient-related accounts receivable, or the Receivables, for certain of our hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2015, subject to customary termination events that could cause an early termination date. We maintain effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of our subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $500 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to us or our subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at June 30, 2013 totaled $483.0 million and are classified as long-term debt on the condensed consolidated balance sheet. At June 30, 2013, the carrying amount of Receivables included in the Receivables Facility totaled approximately $935.0 million and is included in patient accounts receivable on the condensed consolidated balance sheet.

As of June 30, 2013, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 61% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans due 2014, 250 basis points for the Replacement Revolver Facility and the Incremental Term Loan and 350 basis points for term loans due 2017 under the Credit Facility.

Swap #	Notional Amount (in 000’s)	Fixed Interest Rate	Termination Date	Fair Value of Liability (in 000’s)
1	$ 300,000	5.242%	August 6, 2013	$ 1,499
2	100,000	5.038%	August 30, 2013	793
3	50,000	3.586%	October 23, 2013	521
4	50,000	3.524%	October 23, 2013	511
5	100,000	5.050%	November 30, 2013	1,990
6	200,000	2.070%	December 19, 2013	1,676
7	100,000	5.231%	July 25, 2014	5,230
8	100,000	5.231%	July 25, 2014	5,230
9	200,000	5.160%	July 25, 2014	10,308
10	75,000	5.041%	July 25, 2014	3,769
11	125,000	5.022%	July 25, 2014	6,256
12	100,000	2.621%	July 25, 2014	2,424
13	100,000	3.110%	July 25, 2014	2,950
14	100,000	3.258%	July 25, 2014	3,109
15	200,000	2.693%	October 26, 2014	6,120
16	300,000	3.447%	August 8, 2016	24,066
17	200,000	3.429%	August 19, 2016	16,010
18	100,000	3.401%	August 19, 2016	7,923
19	200,000	3.500%	August 30, 2016	16,546
20	100,000	3.005%	November 30, 2016	6,909

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

We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility of $750 million (consisting of a $750 million revolving credit facility, of which $19.4 million is set aside for outstanding letters of credit at June 30, 2013) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion, and our continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash, borrowings under our Credit Facility as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.

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

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the six months ended June 30, 2013:

Six Months Ended June 30,

Ratio of earnings to fixed charges (1)	1.60 x

(1)	Fixed charges include interest expensed and capitalized during the year plus an estimate of the interest component of rent expense. There are no shares of preferred stock outstanding. See exhibit 12 filed as part of this Report for the calculation of this ratio.

Off-balance Sheet Arrangements

Our consolidated operating results for the six months ended June 30, 2013 and 2012, included $81.1 million and $85.7 million, respectively, of net operating revenues and $2.7 million and $7.4 million, respectively, of income from continuing operations, generated from four hospitals operated by us under operating lease arrangements at June 30, 2013. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the respective assets and the future lease obligations under these arrangements are not recorded on our condensed consolidated balance sheet. Lease costs under these arrangements are included in rent expense and totaled approximately $5.4 million and $5.3 million for the six months ended June 30, 2013 and 2012, respectively. The current terms of these operating leases expire between May 2015 and June 2022, not including lease extension options. If we allow these leases to expire, we would no longer generate revenues nor incur expenses from these hospitals. The operating lease at our Barstow, California location terminated on November 30, 2012 in conjunction with the opening of the replacement facility that we constructed, which was a requirement of the operating lease agreement.

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

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of June 30, 2013, we have hospitals in 21 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also has a non-profit entity as a partner. In addition, we have three other hospitals with noncontrolling interests owned by non-profit entities. During the three months ended June 30, 2012, one of our subsidiaries purchased the outstanding partnership interests not already owned by us that were held by physician investors in the limited partnership that owns and operates Longview Regional Medical Center in Longview, Texas. The purchase price for these partnership interests was $28.8 million. After acquiring these partnership interests, one or more of our subsidiaries collectively own 100% of the outstanding equity of the limited partnership that owns and operates this hospital. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $371.4 million and $367.7 million as of June 30, 2013 and December 31, 2012, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $59.9 million and $65.3 million as of June 30, 2013 and December 31, 2012, respectively. The amount of net income attributable to noncontrolling interests was $17.3 million and $18.8 million for the three months ended June 30, 2013 and 2012, respectively and $34.5 million and $42.6 million for the six months ended June 30, 2013 and 2012, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we are not permitted to introduce physician ownership at any of our wholly-owned hospital facilities or increase the aggregate percentage of physician ownership in any of our existing hospital joint ventures.

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

Third-party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at June 30, 2013 from our estimated reimbursement percentage, net income for the six months ended June 30, 2013 would have changed by approximately $40.1 million, and net accounts receivable at June 30, 2013 would have changed by $65.1 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. During the six months ended June 30, 2012, we recognized a net after-tax benefit of $42.8 million from the resolution of an industry-wide governmental settlement and a payment update related to prior periods. Other than these items, contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month and six-month periods ended June 30, 2013 and 2012.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third-party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at June 30, 2013 from our estimated collection percentage as a result of a change in expected recoveries, net income for the six months ended June 30, 2013 would have changed by $25.2 million, and net accounts receivable at June 30, 2013 would have changed by $40.9 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $2.8 billion and $2.4 billion at June 30, 2013 and December 31, 2012, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding was 61 days at June 30, 2013 and 58 days at December 31, 2012. Our target range for days revenue outstanding is from 53 to 63 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $10.2 billion as of June 30, 2013 and approximately $9.6 billion as of December 31, 2012.

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	June 30, 2013	December 31, 2012

Insured receivables	60.9%	61.5%
Self-pay receivables	39.1	38.5

Total	100.0%	100.0%

For the hospital segment, the combined total of the allowance for doubtful accounts for self-pay accounts receivable and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 84% at both June 30, 2013 and December 31, 2012. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 90% at both June 30, 2013 and December 31, 2012.

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

Impairment or Disposal of Long-Lived Assets

Whenever events or changes in circumstances indicate that the carrying values of certain long-lived assets may be impaired, we project the undiscounted cash flows expected to be generated by these assets. If the projections indicate that the reported amounts are not expected to be recovered, such amounts are reduced to their estimated fair value based on a quoted market price, if available, or an estimate based on valuation techniques available in the circumstances. The Company’s facilities in some instances have been unfavorably impacted by reductions in admissions, volumes of insured patients and reductions in reimbursement rates from governmental payors. A small number of facilities could be at risk for future impairments if these unfavorable trends continue or these facilities become unable to adjust their expenses accordingly. Such impairment charges could be material.

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

There have been no significant changes in our estimate of the reserve for professional liability claims during the three and six months ended June 30, 2013.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $0.9 million as of June 30, 2013. A total of approximately $0.5 million of interest and penalties is included in the amount of liability for uncertain tax positions at June 30, 2013. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our consolidated results of operations or consolidated financial position.

We, or one or more of our subsidiaries, file income tax returns in the United States federal jurisdiction and various state jurisdictions. We have extended the federal statute of limitations through December 31, 2013 for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2009. Our federal income tax returns for the 2009 and 2010 tax years are currently under examination by the Internal Revenue Service, or IRS. We believe the results of these examinations will not be material to our consolidated results of operations or consolidated financial position. During the three months ended June 30, 2013, the IRS concluded its examination of the federal tax return of Community Health Systems, Inc. for the tax periods ended December 31, 2007 and 2008. The results of these examinations did not have a material effect on our consolidated results of operations or consolidated financial position. We have extended the federal statute of limitations for Community Health Systems, Inc. for the tax periods ended December 31, 2007 and 2008 through April 30, 2014 and for the tax period ended December 31, 2009 through July 18, 2014.

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

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	general economic and business conditions, both nationally and in the regions in which we operate,

•	implementation and effect of adopted and potential federal and state healthcare legislation,

•	risks associated with our substantial indebtedness, leverage and debt service obligations,

•	demographic changes,

•	changes in, or the failure to comply with, governmental regulations,

•	potential adverse impact of known and unknown government investigations, audits, and Federal and State False Claims Act litigation and other legal proceedings,

•	our ability, where appropriate, to enter into and maintain managed care provider arrangements and the terms of these arrangements,

•	changes in, or the failure to comply with, managed care provider contracts, which could result in, among other things, disputes and changes in reimbursements, both prospectively and retroactively,

•	changes in inpatient or outpatient Medicare and Medicaid payment levels,

•	increases in the amount and risk of collectability of patient accounts receivable,

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply costs due to market pressure from pharmaceutical companies and new product releases,

•	liabilities and other claims asserted against us, including self-insured malpractice claims,

•	competition,

•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers,

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals,

•	changes in medical or other technology,

•	changes in U.S. GAAP,

•	the availability and terms of capital to fund additional acquisitions or replacement facilities,

•	our ability to successfully make acquisitions or complete divestitures,

•	our ability to successfully integrate any acquired hospitals or to recognize expected synergies from such acquisitions,

•	our ability to obtain adequate levels of general and professional liability insurance and

•	timeliness of reimbursement payments received under government programs.

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

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $4.5 million and $6.2 million for the three months ended June 30, 2013 and 2012, respectively, and $8.7 million and $9.9 million for the six months ended June 30, 2013 and 2012, respectively.

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

There have been no changes in our internal control over financial reporting during the quarter ended June 30, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Department of Justice Investigation of Medicare Short-Stay Admissions from Emergency Departments

In April 2011, we received a document subpoena from the United States Department of Health and Human Services, OIG, in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena was directed to all of our hospitals and requested documents concerning emergency department processes and procedures, including our hospitals’ use of the Pro-MED Clinical Information System, a third-party software system that assists with the management of patient care and provides operational support and data collection for emergency department management. The subpoena also sought information about our relationships with emergency department physicians, including financial arrangements. This investigation is being led by the Department of Justice. We are continuing to cooperate with the government with the ongoing document production, as well as conducting a joint medical necessity review of a sampling of medical records at a small number of hospitals. In 2013, we met with the government twice to review and discuss the investigation. On July 9, 2013, shortly after a second meeting with the government, we were served with an additional document subpoena, as well as civil investigative demands to interview two of our current executives. In further discussions with the Government, these additional requests do not reflect an expansion of the pending investigation. We will continue to cooperate with the government in their investigative efforts.

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

Shareholder Derivative Actions. Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, et al., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, et al., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, et al., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. These cases have been consolidated into a single, consolidated action. The plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. Our motion to dismiss was argued on June 13, 2013 and was taken under advisement by the court. We believe all of these matters are without merit and will vigorously defend them.

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

Qui Tam Cases – Government Declined Intervention

On June 2, 2011, an order was entered unsealing a relator’s qui tam complaint in the matter of U.S. ex rel. Wood M. Deming, MD, individually and on behalf of Regional Cardiology Consultants, PC v. Jackson-Madison County General Hospital, an Affiliate of West Tennessee Healthcare, Regional Hospital of Jackson, a Division of Community Health Systems Professional Services Corporation, James Moss, individually, Timothy Puthoff, individually, Joel Perchik, MD, individually, and Elie H. Korban, MD, individually. The action is pending in the Western District of Tennessee, Jackson Division. Regional Hospital of Jackson is an affiliated hospital and Mr. Puthoff is a former chief executive officer there. The Order recited that the United States had elected to intervene to a limited degree only concerning the claims against Dr. Korban for false and fraudulent billing for allegedly unnecessary stent procedures and for causing the submission of false claims by the hospitals. On July 28, 2011, we were served by the relator. On June 12, 2013, the government and Dr. Korban filed an advisory that they had reached a “handshake” settlement of all claims pled by the government. There have been no additional filings since then. We believe the claims against our hospital are without merit and we are vigorously defending this case.

On August 8, 2012, an order was entered unsealing a relator’s qui tam complaint in the matter of U.S. and N.M. ex rel. Sally Hansen v. Mimbres Memorial Hospital, et al. This action is pending in the United States District Court for New Mexico. This case cites alleged quality control failures as violations of the Clinical Laboratory Improvement Amendments of 1988 as the basis for a False Claims Act suit. Both the U.S. government and the New Mexico state government declined to intervene in this case. We filed a motion to dismiss and the relator filed an amended complaint. Both the U.S. government and the New Mexico state government have now declined to intervene on this amended complaint. On June 12, 2013, we filed a motion to dismiss the amended complaint. The relator also voluntarily dismissed Community Health Systems, Inc., without prejudice. We believe the claim against our hospital is without merit and we are vigorously defending this case.

Commercial Litigation and Other Lawsuits

Managed Care Solutions, Inc. v. Community Health Systems, Inc. (United States District Court for the Southern District of Florida). This suit was filed on February 4, 2010. Plaintiff contracted with two affiliated hospitals to provide services collecting receivables from third-party payors. Plaintiff sought to extend the contract to additional facilities at which it never provided any services and claimed $435 million in damages. A motion for summary judgment was filed on February 17, 2012. On June 4, 2012, the District Court affirmed the recommendation of the Magistrate Judge limiting the Plaintiff’s claims to only two hospitals. The Court continued the trial until July 2013. The Magistrate Judge recently recommended denial of our renewed motion for summary judgment and we have filed objections to this report. On June 20, 2013, the District Court granted our motion for summary judgment on all remaining claims.

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

Item 1A.  Risk Factors

There have been no material changes with regard to risk factors previously disclosed in our most recent annual report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table contains information about our purchases of common stock during the three months ended June 30, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs(a)	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs(a)
April 1, 2013 - April 30, 2013	-	$-	-	3,476,977
May 1, 2013 - May 31, 2013	183,000	45.90	183,000	3,293,977
June 1, 2013 - June 30, 2013	-	-	-	3,293,977

Total	183,000	$45.90	183,000	3,293,977

(a)	On December 14, 2011, we commenced a new open market repurchase program for up to 4,000,000 shares of our common stock, not to exceed $100 million in repurchases. This program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased or when the maximum dollar amount has been expended. During the three months ended June 30, 2013, we repurchased and retired 183,000 shares at a weighted-average price of $45.90 per share. During the six months ended June 30, 2013, we repurchased and retired 706,023 shares at a weighted-average price of $38.39 per share, which is the cumulative number of shares that have been repurchased and retired under this program.

Historically, we have not paid any cash dividends. In December 2012, we declared and paid a special dividend of $0.25 per share to holders of our common stock at the close of business as of December 17, 2012, which totaled approximately $23.0 million. In the foreseeable future, we do not anticipate the payment of any other cash dividends. Our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $150 million in the aggregate plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing our 8% Senior Notes, our 7 1/8% Senior Notes and our 5 1/8% Senior Secured Notes also limit our ability to pay dividends and/or repurchase stock. As of June 30, 2013, under the most restrictive test under these agreements, we have approximately $254.9 million available with which to pay permitted dividends and/or repurchase shares of stock or our Notes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description
10.1 †	Community Health Systems, Inc. 2000 Stock Option and Award Plan, as amended and restated on March 20, 2013

10.2 †	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated on March 20, 2013

10.3 †	Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated on March 20, 2013

10.4 †	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated on March 20, 2013

10.5 †	Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated on March 20, 2013

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Indicates a management contract or compensatory plan or arrangement.

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
Kevin J. Hammons
Vice President and Chief Accounting Officer
(principal accounting officer)

Date: July 30, 2013

Index to Exhibits

No.	Description
10.1 †	Community Health Systems, Inc. 2000 Stock Option and Award Plan, as amended and restated on March 20, 2013

10.2 †	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated on March 20, 2013

10.3 †	Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated on March 20, 2013

10.4 †	Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated on March 20, 2013

10.5 †	Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated on March 20, 2013

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

†	Indicates a management contract or compensatory plan or arrangement.