Form 10-Q
period 2013-09-30
COMMUNITY HEALTH SYSTEMS INC
filed 2013-10-31
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No ☑

As of October 25, 2013, there were outstanding 94,972,160 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Nine Months Ended September 30, 2013

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
Current assets
Cash and cash equivalents	$143,605	$387,813
Patient accounts receivable, net of allowance for doubtful accounts of $2,390,567 and $2,201,875 at September 30, 2013 and December 31, 2012, respectively	2,298,619	2,067,379
Supplies	377,909	368,172
Prepaid income taxes	26,730	49,888
Deferred income taxes	117,045	117,045
Prepaid expenses and taxes	148,762	126,561
Other current assets	333,612	302,284

Total current assets	3,446,282	3,419,142

Property and equipment	10,439,250	10,145,408
Less accumulated depreciation and amortization	(3,370,689)	(2,993,535)

Property and equipment, net	7,068,561	7,151,873

Goodwill	4,437,260	4,408,138

Other assets, net	1,770,140	1,627,182

Total assets	$16,722,243	$16,606,335

LIABILITIES AND EQUITY
Current liabilities
Current maturities of long-term debt	$180,386	$89,911
Accounts payable	743,776	825,914
Accrued interest	107,463	110,702
Accrued liabilities	1,077,882	1,116,693

Total current liabilities	2,109,507	2,143,220

Long-term debt	9,368,293	9,451,394

Deferred income taxes	808,489	808,489

Other long-term liabilities	1,016,203	1,039,045

Total liabilities	13,302,492	13,442,148

Redeemable noncontrolling interests in equity of consolidated subsidiaries	366,787	367,666

EQUITY
Community Health Systems, Inc. stockholders’ equity
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 95,918,306 shares issued and 94,942,757 shares outstanding at September 30, 2013, and 92,925,715 shares issued and 91,950,166 shares outstanding at December 31, 2012	959	929
Additional paid-in capital	1,231,186	1,138,274
Treasury stock, at cost, 975,549 shares at September 30, 2013 and December 31, 2012	(6,678)	(6,678)
Accumulated other comprehensive loss	(92,515)	(145,310)
Retained earnings	1,857,014	1,743,992

Total Community Health Systems, Inc. stockholders’ equity	2,989,966	2,731,207
Noncontrolling interests in equity of consolidated subsidiaries	62,998	65,314

Total equity	3,052,964	2,796,521

Total liabilities and equity	$16,722,243	$16,606,335

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Operating revenues (net of contractual allowances and discounts)	$3,766,833	$3,696,661	$11,334,783	$11,226,580
Provision for bad debts	548,602	484,631	1,568,411	1,474,541

Net operating revenues	3,218,231	3,212,030	9,766,372	9,752,039

Operating costs and expenses:
Salaries and benefits	1,541,692	1,525,111	4,674,791	4,547,532
Supplies	486,374	484,212	1,482,245	1,472,520
Other operating expenses	721,957	694,857	2,159,728	2,140,025
Government settlement and related costs reserve	98,000	-	98,000	-
Electronic health records incentive reimbursement	(65,007)	(30,622)	(110,307)	(73,592)
Rent	71,646	68,637	215,020	202,324
Depreciation and amortization	195,841	182,207	582,604	536,362

Total operating costs and expenses	3,050,503	2,924,402	9,102,081	8,825,171

Income from operations	167,728	287,628	664,291	926,868
Interest expense, net	154,329	158,565	465,735	462,347
Loss from early extinguishment of debt	-	52,024	1,295	115,453
Equity in earnings of unconsolidated affiliates	(11,641)	(7,419)	(36,375)	(32,613)

Income from continuing operations before income taxes	25,040	84,458	233,636	381,681
Provision for income taxes	3,442	25,700	68,630	121,038

Income from continuing operations	21,598	58,758	165,006	260,643

Discontinued operations, net of taxes:
Loss from operations of entities sold	-	-	-	(466)

Loss from discontinued operations, net of taxes	-	-	-	(466)

Net income	21,598	58,758	165,006	260,177
Less: Net income attributable to noncontrolling interests	17,503	14,525	51,984	57,111

Net income attributable to Community Health Systems, Inc. stockholders	$4,095	$44,233	$113,022	$203,066

Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$0.04	$0.50	$1.22	$2.29
Discontinued operations	-	-	-	(0.01)

Net income	$0.04	$0.50	$1.22	$2.28

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.04	$0.49	$1.21	$2.27
Discontinued operations	-	-	-	(0.01)

Net income	$0.04	$0.49	$1.21	$2.27

Weighted-average number of shares outstanding:
Basic	93,259,027	89,259,950	92,384,270	89,028,249

Diluted	94,483,596	90,009,113	93,516,158	89,464,987

(1) Total per share amounts may not add due to rounding.

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Net income	$21,598	$58,758	$165,006	$260,177
Other comprehensive income, net of income taxes:
Net change in fair value of interest rate swaps	10,850	8,254	47,759	28,766
Net change in fair value of available-for-sale securities	1,171	1,370	2,841	3,509
Amortization and recognition of unrecognized pension cost components	731	1,202	2,195	3,483

Other comprehensive income	12,752	10,826	52,795	35,758

Comprehensive income	34,350	69,584	217,801	295,935
Less: Comprehensive income attributable to noncontrolling interests	17,503	14,525	51,984	57,111

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$16,847	$55,059	$165,817	$238,824

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2013	2012

Cash flows from operating activities
Net income	$165,006	$260,177
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	582,604	536,362
Government settlement and related costs reserve	98,000	-
Stock-based compensation expense	28,943	30,708
Loss from early extinguishment of debt	1,295	115,453
Excess tax benefit relating to stock-based compensation	(6,573)	(1,545)
Other non-cash expenses, net	48,387	22,482
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(231,134)	(227,814)
Supplies, prepaid expenses and other current assets	(60,062)	(68,247)
Accounts payable, accrued liabilities and income taxes	(205,913)	103,156
Other	20,547	7,133

Net cash provided by operating activities	441,100	777,865

Cash flows from investing activities
Acquisitions of facilities and other related equipment	(33,935)	(312,927)
Purchases of property and equipment	(420,917)	(557,469)
Proceeds from sale of property and equipment	4,185	4,808
Increase in other investments	(234,099)	(222,164)

Net cash used in investing activities	(684,766)	(1,087,752)

Cash flows from financing activities
Proceeds from exercise of stock options	108,546	5,750
Repurchase of restricted stock shares for payroll tax withholding requirements	(14,696)	(9,165)
Stock buy-back	(27,133)	-
Deferred financing costs	(12,960)	(135,647)
Excess tax benefit relating to stock-based compensation	6,573	1,545
Proceeds from noncontrolling investors in joint ventures	64	535
Redemption of noncontrolling investments in joint ventures	(5,720)	(39,709)
Distributions to noncontrolling investors in joint ventures	(60,282)	(60,676)
Borrowings under credit agreements	813,732	3,974,399
Issuance of long-term debt	-	3,825,000
Proceeds from receivables facility	320,000	300,000
Repayments of long-term indebtedness	(1,128,666)	(7,441,360)

Net cash (used in) provided by financing activities	(542)	420,672

Net change in cash and cash equivalents	(244,208)	110,785
Cash and cash equivalents at beginning of period	387,813	129,865

Cash and cash equivalents at end of period	$143,605	$240,650

Supplemental disclosure of cash flow information:
Interest payments	$446,124	$461,604

Income tax paid, net of refunds received	$72,482	$55,404

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. and its subsidiaries (the “Company”) as of September 30, 2013 and December 31, 2012 and for the three-month and nine-month periods ended September 30, 2013 and September 30, 2012, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2013. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2012, contained in the Company’s Annual Report on Form 10-K.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), recognized during the three and nine months ended September 30, 2013 and 2012, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Medicare	$910,767	$953,603	$2,835,547	$2,968,647
Medicaid	394,403	387,034	1,122,792	1,098,691
Managed Care and other third-party payors	1,937,042	1,862,657	5,819,906	5,681,006
Self-pay	524,621	493,367	1,556,538	1,478,236

Total	$3,766,833	$3,696,661	$11,334,783	$11,226,580

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

The Company recognized approximately $65.0 million and $30.6 million for the three months ended September 30, 2013 and 2012, respectively, and $110.3 million and $73.6 million for the nine months ended September 30, 2013 and 2012, respectively, of incentive reimbursement for HITECH incentives from Medicare and Medicaid related to certain of the Company’s hospitals and for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements are presented as a reduction of operating costs and expenses on the condensed consolidated statements of income. The Company received cash related to the incentive reimbursement for HITECH incentives of approximately $22.6 million and $12.8 million for the three months ended September 30, 2013 and 2012, respectively, and $105.3 million and $41.6 million for the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and 2012, $52.6 million and $6.5 million, respectively, were recorded as deferred revenue as all criteria for gain recognition had not been met.

Reimbursement Settlement. Included in net operating revenues for the nine months ended September 30, 2012 on a non-same store basis is approximately $101.8 million of net operating revenues from an industry-wide settlement with the United States Department of Health and Human Services and Centers for Medicare and Medicaid Services, based on a claim that acute-care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system in federal fiscal years 1999 through 2011. The underpayments resulted from calculations related to the rural floor budget neutrality adjustments implemented in connection with the Balanced Budget Act of 1997. During the nine months ended September 30, 2012, the Company received approximately $101.8 million of cash from this settlement. Also included in net operating revenues for the nine months ended September 30, 2012 is an unfavorable adjustment of approximately $21.0 million related to the revised Supplemental Security Income ratios issued for federal fiscal years 2006 through 2009 utilized for calculating Medicare Disproportionate Share Hospital reimbursements.

2.  ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-based compensation awards have been granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan, amended and restated as of March 20, 2013 (the “2000 Plan”), and the Community Health Systems, Inc. 2009 Stock Option and Award Plan, amended and restated as of March 20, 2013 (the “2009 Plan”).

The 2000 Plan allowed for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (the “IRC”), as well as stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Prior to being amended in 2009, the 2000 Plan also allowed for the grant of phantom stock. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. All options granted under the 2000 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10-year contractual term, options granted in 2005 through 2007 have an eight-year contractual term and options granted in 2008 through 2011 have a 10-year contractual term. The Company has not granted stock option awards under the 2000 Plan since 2011. Since the Company’s stockholders approved the March 20, 2013 amendment and restatement of the 2009 Plan, no further grants will be awarded under the 2000 Plan.

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of September 30, 2013, 4,134,303 shares of unissued common stock were reserved for future grants under the 2009 Plan.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Effect on income from continuing operations before income taxes	$(9,514)	$(10,084)	$(28,943)	$(30,708)

Effect on net income	$(5,975)	$(6,403)	$(18,176)	$(19,500)

At September 30, 2013, $39.7 million of unrecognized stock-based compensation expense was expected to be recognized over a weighted-average period of 23 months. Of that amount, $2.9 million related to outstanding unvested stock options was expected to be recognized over a weighted-average period of 10 months and $36.8 million related to outstanding unvested restricted stock and restricted stock units was expected to be recognized over a weighted-average period of 24 months. There were no modifications to awards during the three and nine months ended September 30, 2013.

No stock options were granted during the three and nine months ended September 30, 2013. The fair value of stock options granted during the three and nine months ended September 30, 2012 was estimated using the Black Scholes option pricing model with the following assumptions:

	Three Months Ended September 30, 2012	Nine Months Ended September 30, 2012
Expected volatility	59.8%	57.8%
Expected dividends	-	-
Expected term	4 years	4.1 years
Risk-free interest rate	0.5%	0.7%

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of September 30, 2013, and changes during each of the three-month periods following December 31, 2012, were as follows (in thousands, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of September 30, 2013
Outstanding at December 31, 2012	7,104,113	$34.25
Granted	-	-
Exercised	(2,248,891)	32.53
Forfeited and cancelled	(20,010)	35.93

Outstanding at March 31, 2013	4,835,212	34.98
Granted	-	-
Exercised	(842,834)	35.73
Forfeited and cancelled	(7,339)	33.39

Outstanding at June 30, 2013	3,985,039	34.80
Granted	-	-
Exercised	(143,670)	34.25
Forfeited and cancelled	(23,683)	33.52

Outstanding at September 30, 2013	3,817,686	$34.83	4.4 years	$25,449

Exercisable at September 30, 2013	3,237,644	$35.53	3.7 years	$19,322

The weighted-average grant date fair value of stock options granted during the three and nine months ended September 30, 2012 was $12.51 and $9.19, respectively. No stock options were granted during the three and nine months ended September 30, 2013. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($41.50) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on September 30, 2013. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended September 30, 2013 and 2012 was $1.5 million and $1.8 million, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2013 and 2012 was $30.4 million and $2.2 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of September 30, 2013, and changes during each of the three-month periods following December 31, 2012, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2012	1,744,564	$30.50
Granted	786,588	41.49
Vested	(913,970)	32.38
Forfeited	-	-

Unvested at March 31, 2013	1,617,182	34.79
Granted	-	-
Vested	(7,053)	28.52
Forfeited	(4,355)	34.47

Unvested at June 30, 2013	1,605,774	34.81
Granted	37,500	43.44
Vested	(10,756)	28.24
Forfeited	(3,689)	34.86

Unvested at September 30, 2013	1,628,829	35.06

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

RSUs outstanding under the 2000 Plan and the 2009 Plan as of September 30, 2013, and changes during each of the three-month periods following December 31, 2012, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2012	62,886	$26.72
RSUs Granted	21,576	41.71
Vested	(28,926)	29.04
Forfeited	-	-

Unvested at March 31, 2013	55,536	31.33
RSUs Granted	-	-
Vested	-	-
Forfeited	-	-

Unvested at June 30, 2013	55,536	31.33
RSUs Granted	-	-
Vested	-	-
Forfeited	-	-

Unvested at September 30, 2013	55,536	31.33

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Directors’ fees earned and deferred into plan	$33	$28	$98	$83

Share equivalent units	783	944	2,162	3,161

At September 30, 2013, a total of 30,231 share equivalent units were deferred in the plan with an aggregate fair value of $1.3 million, based on the closing market price of the Company’s common stock at September 30, 2013 of $41.50.

3.  COST OF REVENUE

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office, which were $44.8 million and $49.4 million for the three months ended September 30, 2013 and 2012, respectively, and $137.8 million and $153.6 million for the nine months ended September 30, 2013 and 2012, respectively. Included in these amounts is stock-based compensation expense of $9.5 million and $10.1 million for the three months ended September 30, 2013 and 2012, respectively, and $28.9 million and $30.7 million for the nine months ended September 30, 2013 and 2012, respectively.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Effective July 1, 2012, one or more subsidiaries of the Company completed the acquisition of Memorial Health Systems in York, Pennsylvania. This healthcare system includes Memorial Hospital (100 licensed beds), the Surgical Center of York, and other outpatient and ancillary services. As part of this purchase agreement, the Company has agreed to spend at least $75.0 million to build a replacement hospital within five years of the closing date. The total cash consideration paid for fixed assets and working capital was approximately $45.0 million and $2.6 million, respectively, with additional consideration of $12.5 million assumed in liabilities, for a total consideration of $60.1 million. Based upon the Company’s final purchase price allocation relating to this acquisition as of September 30, 2013, approximately $10.9 million of goodwill has been recorded.

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

Effective March 1, 2012, one or more subsidiaries of the Company completed the acquisition of MetroSouth Medical Center (330 licensed beds) located in Blue Island, Illinois. The total cash consideration paid for fixed assets was approximately $39.3 million with additional consideration of $5.8 million assumed in liabilities as well as a credit applied at closing of $0.9 million for negative acquired working capital, for a total consideration of $44.2 million. Based upon the Company’s final purchase price allocation relating to this acquisition as of September 30, 2013, no goodwill has been recorded.

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

Additionally, during the nine months ended September 30, 2013, the Company paid approximately $28.8 million and assumed $4.6 million of noncontrolling interests in acquiring the operating assets and related businesses of certain physician practices, home care agencies, clinics and other ancillary businesses that operate within the communities served by its hospitals. In connection with these acquisitions, the Company allocated approximately $5.9 million of the consideration paid to property and equipment, assumed $0.2 million of negative net working capital, and the remainder, approximately $28.9 million consisting of intangible assets that do not qualify for separate recognition, was allocated to goodwill. These acquisition transactions were accounted for as purchase business combinations.

Approximately $5.4 million and $2.5 million of acquisition costs related to prospective and closed acquisitions were expensed during the three months ended September 30, 2013 and 2012, respectively, and approximately $10.1 million and $9.1 million of such costs were expensed during the nine months ended September 30, 2013 and 2012, respectively, and are included in other operating expenses on the condensed consolidated statements of income. For the three and nine months ended September 30, 2013, these acquisition costs include $4.2 million and $5.3 million, respectively, of expenses related to the anticipated acquisition of Health Management Associates, Inc.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

6.  INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $0.5 million as of September 30, 2013. A total of approximately $0.4 million of interest and penalties is included in the amount of the liability for uncertain tax positions at September 30, 2013. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income as income tax expense. During the nine months ended September 30, 2013, the Company decreased liabilities for uncertain tax positions by $0.4 million.

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company has extended the federal statute of limitations through December 31, 2013 for Triad Hospitals, Inc. (“Triad”) for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2009. The Company’s federal income tax returns for the 2009 and 2010 tax years are currently under examination by the Internal Revenue Service (“IRS”). The Company believes the results of these examinations will not be material to its consolidated results of operations or consolidated financial position. During the three months ended June 30, 2013, the IRS concluded its examination of the federal tax return of Community Health Systems, Inc. for the tax periods ended December 31, 2007 and 2008. The results of these examinations did not have a material effect on the Company’s consolidated results of operations or consolidated financial position. The Company has extended the federal statute of limitations through April 30, 2014 for Community Health Systems, Inc. for the tax periods ended December 31, 2007 and 2008, and through July 18, 2014 for the tax period ended December 31, 2009.

Cash paid for income taxes, net of refunds received, resulted in net cash paid of $2.1 million and $33.4 million for the three months ended September 30, 2013 and 2012, respectively, and $72.5 million and $55.4 million during the nine months ended September 30, 2013 and 2012, respectively.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 are as follows (in thousands):

Balance as of December 31, 2012	$4,408,138
Goodwill acquired as part of acquisitions during current year	28,878
Consideration and purchase price allocation adjustments for prior year’s acquisitions and other adjustments	244

Balance as of September 30, 2013	$4,437,260

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments and hospital management services operations meet the criteria to be classified as reporting units. At September 30, 2013, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $4.4 billion, $43.7 million and $33.3 million, respectively, of goodwill.

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

Approximately $1.1 million of intangible assets other than goodwill were acquired during the nine months ended September 30, 2013. The gross carrying amount of the Company’s other intangible assets subject to amortization was $53.8 million at September 30, 2013 and $61.9 million at December 31, 2012, and the net carrying amount was $21.7 million at September 30, 2013 and $26.3 million at December 31, 2012. The carrying amount of the Company’s other intangible assets not subject to amortization was $49.5 million at September 30, 2013 and $48.1 million at December 31, 2012. Other intangible assets are included in other assets, net on the Company’s consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average amortization period for the intangible assets subject to amortization is approximately eight years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $1.4 million and $2.0 million for the three months ended September 30, 2013 and 2012, respectively, and $4.3 million and $5.7 million during the nine months ended September 30, 2013 and 2012, respectively. Amortization expense on intangible assets is estimated to be $1.3 million for the remainder of 2013, $3.7 million in 2014, $3.3 million in 2015, $2.5 million in 2016, $2.2 million in 2017, $2.0 million in 2018 and $6.7 million thereafter.

The gross carrying amount of capitalized software for internal use was approximately $878.5 million and $654.4 million at September 30, 2013 and December 31, 2012, respectively, and the net carrying amount considering accumulated amortization was approximately $488.5 million and $354.4 million at September 30, 2013 and December 31, 2012, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At September 30, 2013, there was approximately $156.5 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $34.6 million and $22.8 million for the three months ended September 30, 2013 and 2012, respectively, and $99.7 million and $64.2 million during the nine months ended September 30, 2013 and 2012, respectively. Amortization expense on capitalized internal-use software is estimated to be $34.9 million for the remainder of 2013, $148.5 million in 2014, $113.4 million in 2015, $70.7 million in 2016, $31.7 million in 2017, $25.5 million in 2018 and $63.8 million thereafter.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

8.  EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income from continuing operations, discontinued operations and net income attributable to Community Health Systems, Inc. common stockholders (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Numerator:
Income from continuing operations, net of taxes	$21,598	$58,758	$165,006	$260,643
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	17,503	14,525	51,984	57,111

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$4,095	$44,233	$113,022	$203,532

Loss from discontinued operations, net of taxes	$-	$-	$-	$(466)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	-	-	-	-

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$-	$-	$-	$(466)

Denominator:
Weighted-average number of shares outstanding — basic	93,259,027	89,259,950	92,384,270	89,028,249
Effect of dilutive securities:
Restricted stock awards	521,460	449,811	381,893	210,418
Employee stock options	681,991	280,495	733,923	214,082
Other equity-based awards	21,118	18,857	16,072	12,238

Weighted-average number of shares outstanding — diluted	94,483,596	90,009,113	93,516,158	89,464,987

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	-	6,529,182	-	6,776,487

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

9.  STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of September 30, 2013, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On December 14, 2011, the Company adopted an open market repurchase program for up to 4,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. The repurchase program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased, or when the maximum dollar amount of repurchases has been expended. During the three months ended September 30, 2013, no shares were repurchased under this program. During the nine months ended September 30, 2013, the Company repurchased and retired 706,023 shares at a weighted-average price of $38.39 per share, which is the cumulative number of shares repurchased and retired under this program. No shares were repurchased under this program during the three and nine months ended September 30, 2012.

Historically, the Company has not paid any cash dividends. In December 2012, the Company declared and paid a special dividend of $0.25 per share to holders of its common stock at the close of business as of December 17, 2012, which totaled approximately $23.0 million. In the foreseeable future, the Company does not anticipate the payment of any other cash dividends. The Company’s Credit Facility limits the Company’s ability to pay dividends and/or repurchase stock to an amount not to exceed $150 million in the aggregate plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the 8% Senior Notes due 2019 and the 7 1/8% Senior Notes due 2020 (collectively, the “Senior Notes”) and the 5 1/8% Senior Secured Notes due 2018 also limit the Company’s ability to pay dividends and/or repurchase stock. As of September 30, 2013, under the most restrictive test under these agreements, the Company has approximately $259.8 million remaining available with which to pay permitted dividends and/or repurchase shares of stock or its Senior Notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the nine-month period ended September 30, 2013 (in thousands):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interest	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Noncontrolling Interest	Total Stockholders’ Equity
Balance, December 31, 2012	$367,666	$929	$1,138,274	$(6,678)	$(145,310)	$1,743,992	$65,314	$2,796,521

Comprehensive income	34,924	-	-	-	52,795	113,022	17,060	182,877

Distributions to noncontrolling interests, net of contributions	(39,041)	-	-	-	-	-	(21,177)	(21,177)

Purchase of subsidiary shares from noncontrolling interests	(4,410)	-	(804)	-	-	-	(507)	(1,311)

Other reclassifications of noncontrolling interests	2,291	-	-	-	-	-	(2,291)	(2,291)

Noncontrolling interests in acquired entity	-	-	-	-	-	-	4,599	4,599

Adjustment to redemption value of redeemable noncontrolling interests	5,357	-	(5,357)	-	-	-	-	(5,357)

Repurchases of common stock	-	(7)	(27,133)	-	-	-	-	(27,140)

Issuance of common stock in connection with the exercise of stock options	-	32	108,527	-	-	-	-	108,559

Cancellation of restricted stock for tax withholdings on vested shares	-	(3)	(14,696)	-	-	-	-	(14,699)

Excess tax benefit from exercise of stock options	-	-	3,432	-	-	-	-	3,432

Share-based compensation	-	8	28,943	-	-	-	-	28,951

Balance, September 30, 2013	$366,787	$959	$1,231,186	$(6,678)	$(92,515)	$1,857,014	$62,998	$3,052,964

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in thousands):

Nine Months Ended September 30, 2013
Net income attributable to Community Health Systems, Inc. stockholders	$113,022
Transfers to the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	(804)

Net transfers to the noncontrolling interests	(804)

Change to Community Health Systems, Inc. stockholders’ equity from net income attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$112,218

10.  EQUITY INVESTMENTS

As of September 30, 2013, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia, in which HCA Inc. owns the majority interest.

Summarized combined financial information for these unconsolidated entities in which the Company owns an equity interest is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Revenues	$306,336	$294,461	$942,013	$926,886
Operating costs and expenses	284,105	266,012	835,533	817,572
Income from continuing operations before taxes	22,204	28,421	106,405	109,238

The summarized financial information was derived from the unaudited financial information provided to the Company by those unconsolidated entities.

The Company’s investment in all of its unconsolidated affiliates was $423.2 million and $432.1 million at September 30, 2013 and December 31, 2012, respectively, and is included in other assets, net in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $11.6 million and $7.4 million for the three months ended September 30, 2013 and 2012, respectively, and $36.4 million and $32.6 million for the nine months ended September 30, 2013 and 2012, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

11.  LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30, 2013	December 31, 2012
Credit Facility:
Term loan A	$656,250	$712,500
Term loan B	3,412,584	3,619,062
Revolving credit loans	87,000	-
8% Senior Notes due 2019	2,020,986	2,022,829
7 1/8% Senior Notes due 2020	1,200,000	1,200,000
5 1/8% Senior Secured Notes due 2018	1,600,000	1,600,000
Receivables Facility	482,000	300,000
Capital lease obligations	47,857	47,951
Other	42,002	38,963

Total debt	9,548,679	9,541,305
Less current maturities	(180,386)	(89,911)

Total long-term debt	$9,368,293	$9,451,394

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

On November 27, 2012, CHS entered into Amendment No. 2 to the Credit Facility to provide increased flexibility for the Company to make investments and restricted payments, incur debt related to acquisitions, amend certain other terms of the Credit Facility, including the maximum leverage ratio and interest coverage ratio financial coverage levels, and add a one year 1% prepayment premium payable in connection with a repricing of the term loans due in 2017. During the nine months ended September 30, 2013, the Company paid down $206.5 million of the term loans due 2014. The July 25, 2014 maturity date of the balance of the remaining non-extended term loans at September 30, 2013 of approximately $59.6 million remains unchanged.

On August 12, 2013, CHS entered into Amendment No. 3 to the Credit Facility to provide increased flexibility for CHS to incur debt by amending certain terms of the Credit Facility, including the maximum leverage ratio and secured leverage ratio covenant levels. In addition, the amendment includes pricing protection for certain term loans due January 25, 2017, which specifies an increased margin in certain instances. The amendment also provides for a total leverage-based step-up to the applicable margin of the term loans due January 25, 2017 and the term loans due July 25, 2014. The pricing of the loans under the Credit Facility will otherwise remain unchanged.

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

As of September 30, 2013, the availability for additional borrowings under the Credit Facility, after consideration of the $87.0 million outstanding at that date, was approximately $663.0 million pursuant to the Replacement Revolver Facility, of which $19.3 million was set aside for outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion, which CHS has not yet accessed. As of September 30, 2013, the weighted-average interest rate under the Credit Facility, excluding swaps, was 4.2%.

As of September 30, 2013, the Company had letters of credit issued, primarily in support of potential insurance-related claims and certain bonds, of approximately $19.3 million.

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2012, the Company determined that the conversion of the term loans due 2014 to extended term loans resulting from the second amendment and restatement of its Credit Facility on February 2, 2012 and the loan modification agreement on August 22, 2012 should be presented as net financing activities in the condensed consolidated statement of cash flows. Such activities were presented in the previously issued Quarterly Report on Form 10-Q for the nine months ended September 30, 2012 as a gross-up of borrowings and repayments of debt in the condensed consolidated statement of cash flows. There was no impact on net cash flows provided by financing activities as previously presented. This correction is reflected in the consolidated statement of cash flows in this Quarterly Report on Form 10-Q. Management does not believe such correction is material to the previously issued condensed consolidated financial statements.

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

Receivables Facility

On March 21, 2012, CHS and certain of its subsidiaries entered into an accounts receivable loan agreement (the “Receivables Facility”) with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries of the Company also agreed to participate in the Receivables Facility as of that date. The existing and future non-self pay patient-related accounts receivable (the “Receivables”) for certain of the Company’s hospitals serves as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2015, subject to customary termination events that could cause an early termination date. The Company maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of the Company’s subsidiaries to CHS, which then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $500 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to the Company or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at September 30, 2013 totaled $482.0 million and are classified as long-term debt on the condensed consolidated balance sheet. At September 30, 2013, the carrying amount of Receivables included in the Receivables Facility totaled approximately $994.4 million and is included in patient accounts receivable on the condensed consolidated balance sheet.

Loss from Early Extinguishment of Debt

The financing transactions discussed above relating to the repayment of the Company’s term loans under the Credit Facility and the 8 7/8% Senior Notes due 2015 resulted in a loss from early extinguishment of debt of $1.3 million and $115.5 million for the nine months ended September 30, 2013 and 2012, respectively, and an after-tax loss of $0.8 million and $72.8 million for the nine months ended September 30, 2013 and 2012, respectively. The loss from early extinguishment of debt and the after-tax loss was $52.0 million and $33.2 million for the three months ended September 30, 2012, respectively. There was no loss from early extinguishment of debt during the three months ended September 30, 2013.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Other Debt

As of September 30, 2013, other debt consisted primarily of the mortgage obligation on the Company’s corporate headquarters and other obligations maturing in various installments through 2020.

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to 18 separate interest swap agreements in effect at September 30, 2013, with an aggregate notional amount of $2.4 billion. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, a margin above LIBOR of 225 basis points for the outstanding balance of term loans due in 2014, 250 basis points for the Replacement Revolver Facility and the Incremental Term Loan and 350 basis points for term loans due in 2017 under the Credit Facility. See Note 12 for additional information regarding these swaps.

The Company paid interest of $149.9 million and $130.4 million for the three months ended September 30, 2013 and 2012, respectively, and $446.1 million and $461.6 million on borrowings during the nine months ended September 30, 2013 and 2012, respectively.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of September 30, 2013 and December 31, 2012, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	September 30, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$143,605	$143,605	$387,813	$387,813
Available-for-sale securities	61,714	61,714	56,376	56,376
Trading securities	39,072	39,072	34,696	34,696
Liabilities:
Credit Facility	4,155,834	4,157,984	4,331,562	4,357,910
8% Senior Notes	2,020,986	2,108,800	2,022,829	2,185,220
7 1/8% Senior Notes	1,200,000	1,216,836	1,200,000	1,285,848
5 1/8% Senior Secured Notes	1,600,000	1,632,608	1,600,000	1,674,480
Receivables Facility and other debt	524,002	524,002	338,963	338,963

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the three and nine months ended September 30, 2013 and 2012, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at September 30, 2013, each swap agreement entered into by the Company was in a net liability position so that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Interest rate swaps consisted of the following at September 30, 2013:

Swap #	Notional Amount (in 000’s)	Fixed Interest Rate	Termination Date	Fair Value of Liability (in 000’s)
1	$ 50,000	3.586%	October 23, 2013	$ 103
2	50,000	3.524%	October 23, 2013	101
3	100,000	5.050%	November 30, 2013	783
4	200,000	2.070%	December 19, 2013	791
5	100,000	5.231%	July 25, 2014	4,050
6	100,000	5.231%	July 25, 2014	4,050
7	200,000	5.160%	July 25, 2014	7,983
8	75,000	5.041%	July 25, 2014	2,920
9	125,000	5.022%	July 25, 2014	4,847
10	100,000	2.621%	July 25, 2014	1,906
11	100,000	3.110%	July 25, 2014	2,307
12	100,000	3.258%	July 25, 2014	2,429
13	200,000	2.693%	October 26, 2014	5,120
14	300,000	3.447%	August 8, 2016	23,323
15	200,000	3.429%	August 19, 2016	15,543
16	100,000	3.401%	August 19, 2016	7,695
17	200,000	3.500%	August 30, 2016	16,055
18	100,000	3.005%	November 30, 2016	6,855

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

Assuming no change in September 30, 2013 interest rates, approximately $65.6 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

The following tabular disclosure provides the amount of pre-tax loss recognized as a component of OCI during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Amount of Pre-Tax Loss Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest rate swaps	$(8,034)	$(20,689)	$(4,380)	$(65,515)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of income during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Amount of Pre-Tax Loss Reclassified from AOCL into Income (Effective Portion)
Location of Loss Reclassified from AOCL into Income (Effective Portion)	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Interest expense, net	$25,013	$33,606	$79,120	$110,532

The fair values of derivative instruments in the condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	September 30, 2013		December 31, 2012		September 30, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$-	Other assets, net	$-	Other long- term liabilities	$106,861	Other long- term liabilities	$181,600

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

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (in thousands):

	September 30, 2013	Level 1	Level 2	Level 3
Available-for-sale securities	$61,714	$61,714	$-	$-
Trading securities	39,072	39,072	-	-

Total assets	$100,786	$100,786	$-	$-

Fair value of interest rate swap agreements	$106,861	$-	$106,861	$-

Total liabilities	$106,861	$-	$106,861	$-

	December 31, 2012	Level 1	Level 2	Level 3
Available-for-sale securities	$56,376	$56,376	$-	$-
Trading securities	34,696	34,696	-	-

Total assets	$91,072	$91,072	$-	$-

Fair value of interest rate swap agreements	$181,600	$-	$181,600	$-

Total liabilities	$181,600	$-	$181,600	$-

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at September 30, 2013 resulted in a decrease in the fair value of the related liability of $1.7 million and an after-tax adjustment of $1.1 million to OCI. The CVA on the Company’s interest rate swap agreements at December 31, 2012 resulted in a decrease in the fair value of the related liability of $3.6 million and an after-tax adjustment of $2.3 million to OCI.

The majority of the inputs used to value its interest rate swap agreements, including the forward interest rate curves and market perceptions of the Company’s credit risk used in the CVAs, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuations are classified in Level 2 of the fair value hierarchy.

14.  OTHER COMPREHENSIVE INCOME

The following tables present information about items reclassified out of accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2013 (in thousands, net of tax):

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of June 30, 2013	$(79,473)	$6,258	$(32,052)	$(105,267)
Other comprehensive (loss) income before reclassifications	(5,134)	1,171	-	(3,963)
Amounts reclassified from accumulated other comprehensive income (loss)	15,984	-	731	16,715

Net current-period other comprehensive income	10,850	1,171	731	12,752

Balance as of September 30, 2013	$(68,623)	$7,429	$(31,321)	$(92,515)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2012	$(116,382)	$4,588	$(33,516)	$(145,310)
Other comprehensive (loss) income before reclassifications	(2,798)	2,841	-	43
Amounts reclassified from accumulated other comprehensive income (loss)	50,557	-	2,195	52,752

Net current-period other comprehensive income	47,759	2,841	2,195	52,795

Balance as of September 30, 2013	$(68,623)	$7,429	$(31,321)	$(92,515)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

The following table presents a subtotal for each significant reclassification to net income out of accumulated other comprehensive income (loss) and the line item affected in the condensed consolidated statement of income during the three and nine months ended September 30, 2013 (in thousands):

	Amount Reclassified from AOCL		Affected line item in the statement where net income is presented
Details about accumulated other comprehensive income (loss) components	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Gains and losses on cash flow hedges
Interest rate swaps	$(25,013)	$(79,120)	Interest expense, net
	9,029	28,563	Tax benefit

	$(15,984)	$(50,557)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(286)	$(858)	Salaries and benefits
Actuarial losses	(879)	(2,637)	Salaries and benefits

	(1,165)	(3,495)	Total before tax
	434	1,300	Tax benefit

	$(731)	$(2,195)	Net of tax

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

The distribution between reportable segments of the Company’s net operating revenues and income from continuing operations before income taxes is summarized in the following tables (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net operating revenues:
Hospital operations	$3,170,427	$3,169,622	$9,629,555	$9,625,299
Corporate and all other	47,804	42,408	136,817	126,740

Total	$3,218,231	$3,212,030	$9,766,372	$9,752,039

Income from continuing operations before income taxes:
Hospital operations	$84,104	$143,474	$405,832	$560,032
Corporate and all other	(59,064)	(59,016)	(172,196)	(178,351)

Total	$25,040	$84,458	$233,636	$381,681

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

We are currently in negotiations with the Department of Justice about resolving its claims in connection with the Department’s investigation into the Company’s short stay hospital admissions for the years 2005-2010, as well as their investigation at our hospital in Laredo, Texas. Based on those negotiations, which are not final, we believe that a reserve of $98 million is sufficient to cover the federal government’s claims for Medicare admissions (including the claims described in the Legal Proceedings section in Part II Item 1 of this Form 10-Q related to United States ex rel. and Reuille vs. Community Health Systems Professional Services Corporation and Lutheran Musculoskeletal Center, LLC d/b/a Lutheran Hospital (United States District Court for the Northern District of Indiana, Fort Wayne Division) and the May 2011 subpoena identified as “Shelbyville, Tennessee OIG Subpoena”), certain claims specifically related to our hospital in Laredo, Texas, and on other related legal expenses. This reserve is not meant to include claims in this investigation arising from Tricare, Medicaid, or third party legal expense (including, without limitation, the matter identified in the Legal Proceedings section in Part II Item 1 of this Form 10-Q as “Texas Attorney General Investigation of Emergency Department Procedures and Billing”).

There are a number of other legal matters for which, based on information currently available, the Company believes that a negative outcome is known or is probable. In the aggregate, including the matter above, an estimate of these losses has been accrued in the amount of $112.2 million and $22.6 million at September 30, 2013 and December 31, 2012, respectively, and is included in accrued liabilities in the accompanying condensed consolidated balance sheets. Due to the uncertainties and difficulty in predicting the ultimate resolution of these contingencies, the actual amount could differ from the estimated amount; however, the Company does not believe a change in estimate for any of these matters would be material.

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

Investigations and Litigation Related to the Department of Justice Investigation of Medicare Short-Stay Admissions from Emergency Departments

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

Shareholder Derivative Actions. Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, et al., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, et al., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, et al., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. These cases have been consolidated into a single, consolidated action. The plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. The Company’s motion to dismiss was argued on June 13, 2013. On September 27, 2013, the court issued an order granting in part and denying in part the Company’s motion to dismiss. On October 14, 2013, the Company filed for a Motion for Reconsideration of the Order Granting in Part and Denying in Part the Motion to Dismiss, a Motion to Stay Discovery, and an unopposed Motion for Extension of Time to File an Answer. The Company believes all of the plaintiffs’ claims are without merit and will vigorously defend them.

The Company incurred the following pre-tax charges in connection with the government investigations and shareholder lawsuits of possible improper claims submitted to Medicare and Medicaid during the three and nine months ended September 30, 2013 and 2012 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Professional fees and other related costs	$99,979	$1,558	$104,412	$3,006

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

17.  SUBSEQUENT EVENTS

Except for the events disclosed in Note 16 related to the Company’s negotiations with the Department of Justice in connection with its investigation of Medicare short stay admissions, the Company evaluated all material events occurring subsequent to the balance sheet date noting no events requiring disclosure or recognition in the condensed consolidated financial statements.

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

From time to time, the Company sells and/or repurchases noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods are revised to reflect the status of guarantors or non-guarantors as of September 30, 2013.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Balance Sheet

September 30, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

ASSETS

Current assets:

Cash and cash equivalents	$-	$-	$16,995	$126,610	$-	$143,605

Patient accounts receivable, net of allowance for doubtful accounts	-	-	855,534	1,443,085	-	2,298,619

Supplies	-	-	259,939	117,970	-	377,909

Prepaid income taxes	26,730	-	-	-	-	26,730

Deferred income taxes	117,045	-	-	-	-	117,045

Prepaid expenses and taxes	-	160	117,535	31,067	-	148,762

Other current assets	-	-	254,263	79,349	-	333,612

Total current assets	143,775	160	1,504,266	1,798,081	-	3,446,282

Intercompany receivable	518,789	9,629,656	4,573,210	3,643,775	(18,365,430)	-

Property and equipment, net	-	-	4,662,040	2,406,521	-	7,068,561

Goodwill	-	-	2,547,402	1,889,858	-	4,437,260

Other assets, net	-	152,731	1,314,567	797,202	(494,360)	1,770,140

Net investment in subsidiaries	3,140,780	9,049,963	3,862,410	-	(16,053,153)	-

Total assets	$3,803,344	$18,832,510	$18,463,895	$10,535,437	$(34,912,943)	$16,722,243

LIABILITIES AND EQUITY

Current liabilities:

Current maturities of long-term debt	$-	$161,020	$17,001	$2,365	$-	$180,386

Accounts payable	-	11	563,886	179,879	-	743,776

Accrued interest	-	106,926	120	417	-	107,463

Accrued liabilities	4,178	-	769,703	304,001	-	1,077,882

Total current liabilities	4,178	267,957	1,350,710	486,662	-	2,109,507

Long-term debt	-	8,816,478	52,220	499,595	-	9,368,293

Intercompany payable	-	6,006,078	12,797,953	8,220,831	(27,024,862)	-

Deferred income taxes	808,489	-	-	-	-	808,489

Other long-term liabilities	711	601,220	694,607	214,025	(494,360)	1,016,203

Total liabilities	813,378	15,691,733	14,895,490	9,421,113	(27,519,222)	13,302,492

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	366,787	-	366,787

Equity:

Community Health Systems, Inc. stockholders’ equity:

Preferred stock	-	-	-	-	-	-

Common stock	959	-	1	2	(3)	959

Additional paid-in capital	1,231,186	1,138,420	1,267,786	549,584	(2,955,790)	1,231,186

Treasury stock, at cost	(6,678)	-	-	-	-	(6,678)

Accumulated other comprehensive (loss) income	(92,515)	(92,515)	(23,891)	-	116,406	(92,515)

Retained earnings	1,857,014	2,094,872	2,324,509	134,953	(4,554,334)	1,857,014

Total Community Health Systems, Inc. stockholders’ equity	2,989,966	3,140,777	3,568,405	684,539	(7,393,721)	2,989,966

Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	62,998	-	62,998

Total equity	2,989,966	3,140,777	3,568,405	747,537	(7,393,721)	3,052,964

Total liabilities and equity	$3,803,344	$18,832,510	$18,463,895	$10,535,437	$(34,912,943)	$16,722,243

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Operating revenues (net of contractual allowances and discounts)	$-	$(3,845)	$2,420,377	$1,350,301	$-	$3,766,833

Provision for bad debts	-	-	373,258	175,344	-	548,602

Net operating revenues	-	(3,845)	2,047,119	1,174,957	-	3,218,231

Operating costs and expenses:

Salaries and benefits	-	-	908,651	633,041	-	1,541,692

Supplies	-	-	316,598	169,776	-	486,374

Other operating expenses	-	-	468,293	253,664	-	721,957

Government settlement and related costs reserve	-	-	98,000	-	-	98,000

Electronic health records incentive reimbursement	-	-	(48,771)	(16,236)	-	(65,007)

Rent	-	-	40,627	31,019	-	71,646

Depreciation and amortization	-	-	133,773	62,068	-	195,841

Total operating costs and expenses	-	-	1,917,171	1,133,332	-	3,050,503

Income from operations	-	(3,845)	129,948	41,625	-	167,728

Interest expense, net	-	(1,470)	139,796	16,003	-	154,329

Loss from early extinguishment of debt	-	-	-	-	-	-

Equity in earnings of unconsolidated affiliates	(4,095)	(77,763)	(14,207)	-	84,424	(11,641)

Income from continuing operations before income taxes	4,095	75,388	4,359	25,622	(84,424)	25,040

Provision for (benefit from) income taxes	-	71,293	(70,777)	2,926	-	3,442

Income from continuing operations	4,095	4,095	75,136	22,696	(84,424)	21,598

Discontinued operations, net of taxes:

Loss from operations of entities sold	-	-	-	-	-	-

Loss from discontinued operations, net of taxes	-	-	-	-	-	-

Net income	4,095	4,095	75,136	22,696	(84,424)	21,598

Less: Net income attributable to noncontrolling interests	-	-	-	17,503	-	17,503

Net income attributable to Community Health Systems, Inc. stockholders	$4,095	$4,095	$75,136	$5,193	$(84,424)	$4,095

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Operating revenues (net of contractual allowances and discounts)	$-	$(2,551)	$2,376,462	$1,322,750	$-	$3,696,661

Provision for bad debts	-	-	316,988	167,643	-	484,631

Net operating revenues	-	(2,551)	2,059,474	1,155,107	-	3,212,030

Operating costs and expenses:

Salaries and benefits	-	-	905,141	619,970	-	1,525,111

Supplies	-	-	317,263	166,949	-	484,212

Other operating expenses	-	83	459,377	235,397	-	694,857

Government settlement and related costs reserve	-	-	-	-	-	-

Electronic health records incentive reimbursement	-	-	(20,587)	(10,035)	-	(30,622)

Rent	-	-	38,559	30,078	-	68,637

Depreciation and amortization	-	-	120,620	61,587	-	182,207

Total operating costs and expenses	-	83	1,820,373	1,103,946	-	2,924,402

Income from operations	-	(2,634)	239,101	51,161	-	287,628

Interest expense, net	-	11,708	132,381	14,476	-	158,565

Loss from early extinguishment of debt	-	52,024	-	-	-	52,024

Equity in earnings of unconsolidated affiliates	(44,233)	(82,526)	(20,074)	-	139,414	(7,419)

Income from continuing operations before income taxes	44,233	16,160	126,794	36,685	(139,414)	84,458

Provision for (benefit from) income taxes	-	(28,073)	45,773	8,000	-	25,700

Income from continuing operations	44,233	44,233	81,021	28,685	(139,414)	58,758

Discontinued operations, net of taxes:

Loss from operations of entities sold	-	-	-	-	-	-

Loss from discontinued operations, net of taxes	-	-	-	-	-	-

Net income	44,233	44,233	81,021	28,685	(139,414)	58,758

Less: Net income attributable to noncontrolling interests	-	-	-	14,525	-	14,525

Net income attributable to Community Health Systems, Inc. stockholders	$44,233	$44,233	$81,021	$14,160	$(139,414)	$44,233

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Operating revenues (net of contractual allowances and discounts)	$-	$(11,149)	$7,266,525	$4,079,407	$-	$11,334,783

Provision for bad debts	-	-	1,080,631	487,780	-	1,568,411

Net operating revenues	-	(11,149)	6,185,894	3,591,627	-	9,766,372

Operating costs and expenses:

Salaries and benefits	-	-	2,744,614	1,930,177	-	4,674,791

Supplies	-	-	968,229	514,016	-	1,482,245

Other operating expenses	-	239	1,385,366	774,123	-	2,159,728

Government settlement and related costs reserve	-	-	98,000	-	-	98,000

Electronic health records incentive reimbursement	-	-	(76,349)	(33,958)	-	(110,307)

Rent	-	-	121,278	93,742	-	215,020

Depreciation and amortization	-	-	393,959	188,645	-	582,604

Total operating costs and expenses	-	239	5,635,097	3,466,745	-	9,102,081

Income from operations	-	(11,388)	550,797	124,882	-	664,291

Interest expense, net	-	2,020	416,190	47,525	-	465,735

Loss from early extinguishment of debt	-	1,295	-	-	-	1,295

Equity in earnings of unconsolidated affiliates	(113,022)	(194,526)	(45,868)	-	317,041	(36,375)

Income from continuing operations before income taxes	113,022	179,823	180,475	77,357	(317,041)	233,636

Provision for (benefit from) income taxes	-	66,801	(7,314)	9,143	-	68,630

Income from continuing operations	113,022	113,022	187,789	68,214	(317,041)	165,006

Discontinued operations, net of taxes:

Loss from operations of entities sold	-	-	-	-	-	-

Loss from discontinued operations, net of taxes	-	-	-	-	-	-

Net income	113,022	113,022	187,789	68,214	(317,041)	165,006

Less: Net income attributable to noncontrolling interests	-	-	-	51,984	-	51,984

Net income attributable to Community Health Systems, Inc. stockholders	$113,022	$113,022	$187,789	$16,230	$(317,041)	$113,022

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Operating revenues (net of contractual allowances and discounts)	$-	$(6,980)	$7,178,086	$4,055,474	$-	$11,226,580

Provision for bad debts	-	-	998,451	476,090	-	1,474,541

Net operating revenues	-	(6,980)	6,179,635	3,579,384	-	9,752,039

Operating costs and expenses:

Salaries and benefits	-	-	2,688,553	1,858,979	-	4,547,532

Supplies	-	-	968,505	504,015	-	1,472,520

Other operating expenses	-	418	1,387,034	752,573	-	2,140,025

Government settlement and related costs reserve	-	-	-	-	-	-

Electronic health records incentive reimbursement	-	-	(45,732)	(27,860)	-	(73,592)

Rent	-	-	113,014	89,310	-	202,324

Depreciation and amortization	-	-	356,196	180,166	-	536,362

Total operating costs and expenses	-	418	5,467,570	3,357,183	-	8,825,171

Income from operations	-	(7,398)	712,065	222,201	-	926,868

Interest expense, net	-	45,033	379,004	38,310	-	462,347

Loss from early extinguishment of debt	-	115,453	-	-	-	115,453

Equity in earnings of unconsolidated affiliates	(203,066)	(287,320)	(107,110)	-	564,883	(32,613)

Income from continuing operations before income taxes	203,066	119,436	440,171	183,891	(564,883)	381,681

Provision for (benefit from) income taxes	-	(83,630)	158,901	45,767	-	121,038

Income from continuing operations	203,066	203,066	281,270	138,124	(564,883)	260,643

Discontinued operations, net of taxes:

Loss from operations of entities sold	-	-	-	(466)	-	(466)

Loss from discontinued operations, net of taxes	-	-	-	(466)	-	(466)

Net income	203,066	203,066	281,270	137,658	(564,883)	260,177

Less: Net income attributable to noncontrolling interests	-	-	-	57,111	-	57,111

Net income attributable to Community Health Systems, Inc. stockholders	$203,066	$203,066	$281,270	$80,547	$(564,883)	$203,066

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Net income	$4,095	$4,095	$75,136	$22,696	$(84,424)	$21,598

Other comprehensive income (loss), net of taxes

Net change in fair value of interest rate swaps	10,850	10,850	-	-	(10,850)	10,850

Net change in fair value of available-for-sale securities	1,171	1,171	1,171	-	(2,342)	1,171

Amortization and recognition of unrecognized pension cost components	731	731	731	-	(1,462)	731

Other comprehensive income (loss)	12,752	12,752	1,902	-	(14,654)	12,752

Comprehensive income	16,847	16,847	77,038	22,696	(99,078)	34,350

Less: Comprehensive income attributable to noncontrolling interests	-	-	-	17,503	-	17,503

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$16,847	$16,847	$77,038	$5,193	$(99,078)	$16,847

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Net income	$44,233	$44,233	$81,021	$28,685	$(139,414)	$58,758

Other comprehensive income (loss), net of taxes

Net change in fair value of interest rate swaps	8,254	8,254	-	-	(8,254)	8,254

Net change in fair value of available-for-sale securities	1,370	1,370	1,370	-	(2,740)	1,370

Amortization and recognition of unrecognized pension cost components	1,202	1,202	1,202	-	(2,404)	1,202

Other comprehensive income (loss)	10,826	10,826	2,572	-	(13,398)	10,826

Comprehensive income	55,059	55,059	83,593	28,685	(152,812)	69,584

Less: Comprehensive income attributable to noncontrolling interests	-	-	-	14,525	-	14,525

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$55,059	$55,059	$83,593	$14,160	$(152,812)	$55,059

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Net income	$113,022	$113,022	$187,789	$68,214	$(317,041)	$165,006

Other comprehensive income (loss), net of taxes

Net change in fair value of interest rate swaps	47,759	47,759	-	-	(47,759)	47,759

Net change in fair value of available-for-sale securities	2,841	2,841	2,841	-	(5,682)	2,841

Amortization and recognition of unrecognized pension cost components	2,195	2,195	2,195	-	(4,390)	2,195

Other comprehensive income (loss)	52,795	52,795	5,036	-	(57,831)	52,795

Comprehensive income	165,817	165,817	192,825	68,214	(374,872)	217,801

Less: Comprehensive income attributable to noncontrolling interests	-	-	-	51,984	-	51,984

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$165,817	$165,817	$192,825	$16,230	$(374,872)	$165,817

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Net income	$203,066	$203,066	$281,270	$137,658	$(564,883)	$260,177

Other comprehensive income (loss), net of taxes

Net change in fair value of interest rate swaps	28,766	28,766	-	-	(28,766)	28,766

Net change in fair value of available-for-sale securities	3,509	3,509	3,509	-	(7,018)	3,509

Amortization and recognition of unrecognized pension cost components	3,483	3,483	3,483	-	(6,966)	3,483

Other comprehensive income (loss)	35,758	35,758	6,992	-	(42,750)	35,758

Comprehensive income	238,824	238,824	288,262	137,658	(607,633)	295,935

Less: Comprehensive income attributable to noncontrolling interests	-	-	-	57,111	-	57,111

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$238,824	$238,824	$288,262	$80,547	$(607,633)	$238,824

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(80,729)	$5,644	$495,003	$21,182	$-	$441,100

Cash flows from investing activities:

Acquisitions of facilities and other related equipment	-	-	(8,936)	(24,999)	-	(33,935)

Purchases of property and equipment	-	-	(355,603)	(65,314)	-	(420,917)

Proceeds from sale of property and equipment	-	-	1,441	2,744	-	4,185

Increase in other investments	-	-	(190,892)	(43,207)	-	(234,099)

Net cash used in investing activities	-	-	(553,990)	(130,776)	-	(684,766)

Cash flows from financing activities:

Proceeds from exercise of stock options	108,546	-	-	-	-	108,546

Repurchase of restricted stock shares for payroll tax withholding requirements	(14,696)	-	-	-	-	(14,696)

Stock buy-back	(27,133)	-	-	-	-	(27,133)

Deferred financing costs	-	(12,960)	-	-	-	(12,960)

Excess tax benefit relating to stock-based compensation	6,573	-	-	-	-	6,573

Proceeds from noncontrolling investors in joint ventures	-	-	-	64	-	64

Redemption of noncontrolling investments in joint ventures	-	-	-	(5,720)	-	(5,720)

Distributions to noncontrolling investors in joint ventures	-	-	-	(60,282)	-	(60,282)

Changes in intercompany balances with affiliates, net	7,439	183,044	(196,342)	5,859	-	-

Borrowings under credit agreements	-	792,000	21,046	686	-	813,732

Issuance of long-term debt	-	-	-	-	-	-

Proceeds from receivables facility	-	-	-	320,000	-	320,000

Repayments of long-term indebtedness	-	(967,728)	(20,281)	(140,657)	-	(1,128,666)

Net cash provided by (used in) financing activities	80,729	(5,644)	(195,577)	119,950	-	(542)

Net change in cash and cash equivalents	-	-	(254,564)	10,356	-	(244,208)

Cash and cash equivalents at beginning of period	-	-	271,559	116,254	-	387,813

Cash and cash equivalents at end of period	$-	$-	$16,995	$126,610	$-	$143,605

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – CONTINUED

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)

Net cash (used in) provided by operating activities	$(58,932)	$(33,958)	$736,312	$134,443	$-	$777,865

Cash flows from investing activities:

Acquisitions of facilities and other related equipment	-	-	(302,759)	(10,168)	-	(312,927)

Purchases of property and equipment	-	-	(374,940)	(182,529)	-	(557,469)

Proceeds from sale of property and equipment	-	-	2,281	2,527	-	4,808

Increase in other investments	-	-	(168,506)	(53,658)	-	(222,164)

Net cash used in investing activities	-	-	(843,924)	(243,828)	-	(1,087,752)

Cash flows from financing activities:

Proceeds from exercise of stock options	5,750	-	-	-	-	5,750

Repurchase of restricted stock shares for payroll tax withholding requirements	(9,165)	-	-	-	-	(9,165)

Stock buy-back	-	-	-	-	-	-

Deferred financing costs	-	(135,647)	-	-	-	(135,647)

Excess tax benefit relating to stock-based compensation	1,545	-	-	-	-	1,545

Proceeds from noncontrolling investors in joint ventures	-	-	-	535	-	535

Redemption of noncontrolling investments in joint ventures	-	-	-	(39,709)	-	(39,709)

Distributions to noncontrolling investors in joint ventures	-	-	-	(60,676)	-	(60,676)

Changes in intercompany balances with affiliates, net	60,802	(189,385)	248,311	(119,728)	-	-

Borrowings under credit agreements	-	3,955,000	19,399	-	-	3,974,399

Issuance of long-term debt	-	3,825,000	-	-	-	3,825,000

Proceeds from receivables facility	-	-	-	300,000	-	300,000

Repayments of long-term indebtedness	-	(7,421,010)	(18,983)	(1,367)	-	(7,441,360)

Net cash provided by (used in) financing activities	58,932	33,958	248,727	79,055	-	420,672

Net change in cash and cash equivalents	-	-	141,115	(30,330)	-	110,785

Cash and cash equivalents at beginning of period	-	-	8,920	120,945	-	129,865

Cash and cash equivalents at end of period	$-	$-	$150,035	$90,615	$-	$240,650

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

Executive Overview

We are one of the largest publicly-traded operators of hospitals in the United States in terms of number of facilities and net operating revenues. We provide healthcare services through the hospitals that we own and operate in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and other outpatient services to patients in the communities in which we are located. As of September 30, 2013, we owned or leased 135 hospitals comprised of 131 general acute care hospitals and four stand-alone rehabilitation or psychiatric hospitals. In addition to our hospitals and related businesses, we own and operate home care agencies, located primarily in markets where we also operate a hospital. Also, through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services.

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

As previously announced, on July 29, 2013, we, one of our wholly-owned subsidiaries, and Health Management Associates, Inc., or HMA, entered into an Agreement and Plan of Merger (which was subsequently amended on September 24, 2013), pursuant to which we have agreed to acquire all the outstanding shares of Class A common stock of HMA, or HMA Common Stock, for approximately $7.6 billion, including the assumption of approximately $3.7 billion of indebtedness, consisting of a combination of cash and parent company common stock, with each share of HMA Common Stock issued and outstanding immediately prior to the effective time of the merger becoming converted into the right to receive $10.50 in cash, 0.06942 of a share of the parent company’s common stock, and one contingent value right, which would entitle the holder of each CVR to receive a cash payment of $1.00 per share, following and conditioned upon the final resolution of certain legal matters involving HMA, subject to downward adjustments relating to the amount of certain losses arising out of or relating to such legal matters. The transaction is expected to close by the end of the first quarter of 2014, subject to governmental approvals, approval of the holders of at least 70% of the outstanding shares of HMA Common Stock entitled to vote thereon, and other applicable closing conditions. During the three and nine months ended September 30, 2013, we recognized approximately $4.2 million and $5.3 million, respectively, of expenses related to the anticipated acquisition of HMA.

Our net operating revenues for the three months ended September 30, 2013 increased $6.2 million to approximately $3.218 billion, as compared to approximately $3.212 billion for the three months ended September 30, 2012. Income from continuing operations, before noncontrolling interests, for the three months ended September 30, 2013 decreased 63.2% to $21.6 million, compared to $58.8 million for the three months ended September 30, 2012, which includes the after-tax loss from early extinguishment of debt of $33.2 million. Included in income from continuing operations for the three months ended September 30, 2013, is a $61.0 million after-tax charge for the government settlement and related costs reserve that is further discussed in the Legal Proceedings section in Part II Item 1 of this Form 10-Q. Consolidated and same-store inpatient admissions for the three months ended September 30, 2013 decreased 6.8%, compared to the three months ended September 30, 2012, and consolidated and same-store adjusted admissions for the three months ended September 30, 2013 decreased 3.9%, compared to the three months ended September 30, 2012.

Our net operating revenues for the nine months ended September 30, 2013 increased $14.3 million to approximately $9.766 billion, as compared to approximately $9.752 billion for the nine months ended September 30, 2012. Income from continuing operations, before noncontrolling interests, for the nine months ended September 30, 2013 decreased 36.7% over the nine months ended September 30, 2012 to $165.0 million, compared to $260.6 million. Included in income from continuing operations for the nine months ended September 30, 2013, is a $61.0 million after-tax charge for the government settlement and related costs reserve that is further discussed in the Legal Proceedings section in Part II Item 1 of this Form 10-Q. Included in income from continuing operations for the nine months ended September 30, 2012, is a $42.8 million after-tax benefit from the resolution of an industry-wide governmental settlement and a payment update related to prior periods, an $8.7 million after-tax charge for certain legal and regulatory matters and a $72.8 million after-tax loss from the early extinguishment of debt. Total inpatient admissions for the nine months ended September 30, 2013 decreased 5.4%, compared to the nine months ended September 30, 2012, and adjusted admissions for the nine months ended September 30, 2013 decreased 3.1%, compared to the nine months ended September 30, 2012. On a same-store basis, admissions for the nine months ended September 30, 2013 decreased 6.2% and adjusted admissions decreased 3.9%, compared with the nine months ended September 30, 2012.

Self-pay revenues represented approximately 13.9% and 13.3% of our net operating revenues, net of contractual allowances and discounts (but before provision for bad debts), for the three months ended September 30, 2013 and 2012, respectively, and 13.7% and 13.2% of our net operating revenues, net of contractual allowances and discounts (but before provision for bad debts), for the nine months ended September 30, 2013 and 2012, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 5.4% and 5.6% for the three months ended September 30, 2013 and 2012, respectively, and 5.3% for both of the nine-month periods ended September 30, 2013 and 2012. Direct and indirect costs incurred by us in providing charity care services were approximately 0.9% and 1.0% of net operating revenues for both the three and nine-month periods ended September 30, 2013 and 2012.

The Patient Protection and Affordable Care Act, or PPACA, was signed into law on March 23, 2010. In addition, the Health Care and Education Affordability Reconciliation Act of 2010, or Reconciliation Act, which contains a number of amendments to PPACA, was signed into law on March 30, 2010. These two healthcare acts, referred to collectively as the Reform Legislation, include a mandate that requires substantially all U.S. citizens to maintain medical insurance coverage, which will ultimately increase the number of persons with access to health insurance in the United States. The Reform Legislation, as originally enacted, is expected to expand health insurance coverage through a combination of public program expansion and private sector health insurance reforms. We believe the expansion of private sector and Medicaid coverage will, over time, increase our reimbursement related to providing services to individuals who were previously uninsured, which should reduce our expense from uncollectible accounts receivable. The Reform Legislation also makes a number of other changes to Medicare and Medicaid, such as reductions to the Medicare annual market basket update for federal fiscal years 2010 through 2019, a productivity offset to the Medicare market basket update which began October 1, 2011, and a reduction to the Medicare and Medicaid disproportionate share payments, that could adversely impact the reimbursement received under these programs. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement are scheduled to take effect over a number of years. Over time, we believe the net impact of the overall changes as a result of the Reform Legislation will have a positive effect on our net operating revenues. Other provisions of the Reform Legislation, such as additional requirements related to providing health insurance benefits to our employees are expected to increase our operating costs.

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

On June 28, 2012, the Supreme Court of the United States largely upheld the constitutionality of the Reform Legislation, though it overturned an aspect of the legislation that would have permitted the Federal government to withhold all Medicaid funding from a state if that state did not expand Medicaid coverage to the extent required by the Reform Legislation. The Supreme Court’s ruling instead held that only new incremental funding could be withheld from a state in such a situation. As a result, states will face less severe financial consequences if they refuse to expand Medicaid coverage to individuals with incomes below certain thresholds. Since the Supreme Court’s ruling, some states have suggested that, for budgetary and other reasons, they would not expand their Medicaid programs. If states refuse to expand their Medicaid programs, the number of uninsured patients at our hospitals will decline by a smaller margin as compared to our expectations when the Reform Legislation was first adopted. In response to the Supreme Court ruling, the previous estimates of the reduction in uninsured individuals as a result of the Reform Legislation have been revised, with approximately 25 million additional individuals expected to have health insurance coverage by 2016. Because of the many variables involved, including clarifications and modifications resulting from the rule-making process, the development of agency guidance and future judicial interpretations, whether and how many states decide to expand or not to expand Medicaid coverage, the number of uninsured who elect to purchase health insurance coverage, budgetary issues at federal and state levels, and the potential for delays in the implementation of some of the provisions of the Reform Legislation, we may not be able to realize the positive impact the Reform Legislation may have on our business, results of operations, cash flow, capital resources and liquidity. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.

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

In addition to the Reform Legislation, the American Recovery and Reinvestment Act of 2009 included provisions for implementing health information technology under the Health Information Technology for Economic and Clinical Health Act, or HITECH. These provisions were designed to increase the use of electronic health records, or EHR, technology and establish the requirements for a Medicare and Medicaid incentive payments program beginning in 2011 for eligible hospitals and providers that adopt and meaningfully use certified EHR technology. These incentive payments are intended to offset a portion of the costs incurred to implement and qualify as a meaningful user of EHR. Rules adopted in July 2010 by the Department of Health and Human Services established an initial set of standards and certification criteria. Our hospital facilities have been implementing EHR technology on a facility-by-facility basis since 2011. We anticipate recognizing incentive reimbursement related to the Medicare or Medicaid incentives as we are able to implement the certified EHR technology, meet the defined “meaningful use criteria,” and information from completed cost report periods is available from which to calculate the incentive reimbursement. The timing of recognizing incentive reimbursement will not correlate with the timing of recognizing operating expenses and incurring capital costs in connection with the implementation of EHR technology which may result in material period-to-period changes in our future results of operations. Hospitals that do not qualify as a meaningful user of EHR technology by 2015 are subject to a reduced market basket update to the inpatient prospective payment system standardized amount in 2015 and each subsequent fiscal year. Although we believe that our hospital facilities will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provisions of HITECH. We recognized approximately $65.0 million and $30.6 million during the three months ended September 30, 2013 and 2012, respectively, and $110.3 million and $73.6 million during the nine months ended September 30, 2013 and 2012, respectively, of incentive reimbursement for HITECH incentive reimbursements from Medicare and Medicaid related to certain of our hospitals and for certain of our employed physicians, which are presented as a reduction of operating expenses.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Medicare	24.2%	25.8%	25.0%	25.9	% (1)
Medicaid	10.5	10.5	9.9	9.9
Managed Care and other third-party payors	51.4	50.4	51.4	51.0
Self-pay	13.9	13.3	13.7	13.2

Total	100.0%	100.0%	100.0%	100.0%

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. During the nine months ended September 30, 2012, we recognized a net after-tax benefit of $42.8 million from the resolution of an industry-wide governmental settlement and a payment update related to prior periods. Other than these items, contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month and nine-month periods ended September 30, 2013 and 2012.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On August 19, 2013, CMS issued the final rule to adjust this index by 2.5% for hospital inpatient acute care services that are reimbursed under the prospective payment system. The final rule also made other payment adjustments that, coupled with the 0.5% multifactor productivity reduction and a 0.3% reduction to hospital inpatient rates implemented pursuant to the Reform Legislation, yielded an estimated net 0.5% increase in reimbursement for hospital inpatient acute care services beginning October 1, 2013. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues.

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

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(Expressed as a percentage of net operating revenues)

Consolidated:
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (a)	(88.7)	(85.3)	(87.3)	(85.0)
Depreciation and amortization	(6.1)	(5.7)	(5.9)	(5.5)

Income from operations	5.2	9.0	6.8	9.5
Interest expense, net	(4.8)	(5.0)	(4.8)	(4.7)
Loss from early extinguishment of debt	-	(1.6)	-	(1.2)
Equity in earnings of unconsolidated affiliates	0.4	0.2	0.4	0.3

Income from continuing operations before income taxes	0.8	2.6	2.4	3.9
Provision for income taxes	(0.1)	(0.8)	(0.7)	(1.2)

Income from continuing operations	0.7	1.8	1.7	2.7
Loss from discontinued operations, net of taxes	-	-	-	-

Net income	0.7	1.8	1.7	2.7
Less: Net income attributable to noncontrolling interests	(0.6)	(0.4)	(0.5)	(0.6)

Net income attributable to Community Health Systems, Inc. stockholders	0.1%	1.4%	1.2%	2.1%

	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013
Percentage increase (decrease) from same period prior year:
Net operating revenues	0.2%	0.1%
Admissions	(6.8)	(5.4)
Adjusted admissions (b)	(3.9)	(3.1)
Average length of stay	-	-
Net income attributable to Community Health Systems, Inc. (c)	(90.7)	(44.3)
Same store percentage increase (decrease) from same period prior year (d)
Net operating revenues	0.2%	0.2%
Admissions	(6.8)	(6.2)
Adjusted admissions (b)	(3.9)	(3.9)

(a)	Operating expenses include salaries and benefits, supplies, other operating expenses, government settlement and related costs reserve, electronic health records incentive reimbursement and rent.
(b)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(c)	Includes loss from discontinued operations.
(d)	Includes acquired hospitals to the extent we operated them in both years.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Net operating revenues increased $6.2 million to approximately $3.218 billion for the three months ended September 30, 2013, from approximately $3.212 billion for the three months ended September 30, 2012. Net operating revenues from hospitals owned throughout both periods increased $7.4 million, which were partially offset by a decrease in net operating revenues of $1.2 million by hospitals acquired in 2012 and were impacted by higher than anticipated provision for bad debts. On a same-store basis, net operating revenues increased 0.2%. The increase in the provision for bad debts is primarily due to a higher concentration of self-pay net operating revenues. Sequester-related reimbursement cuts, effective April 1, 2013, reduced reimbursement by approximately $16 million during the three months ended September 30, 2013, for Medicare fee-for-service, physician practices and home care agencies.

On a consolidated and same-store basis, inpatient admissions decreased by 6.8% and adjusted admissions decreased by 3.9% during the three months ended September 30, 2013. This decrease in same-store inpatient admissions was reflective of lower admissions from women’s services including obstetrics and gynecology, fewer flu and respiratory-related admissions, and lower admissions from primarily low intensity cardiology services during the three months ended September 30, 2013, as compared to the three months ended September 30, 2012.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased from 85.3% for the three months ended September 30, 2012 to 88.7% for the three months ended September 30, 2013. Salaries and benefits, as a percentage of net operating revenues, increased from 47.5% for the three months ended September 30, 2012 to 47.9% for the three months ended September 30, 2013. This increase in salaries and benefits, as a percentage of net operating revenues, was primarily due to volume decline in net operating revenues and annual pay rate increases taking effect at the beginning of the quarter. Supplies, as a percentage of net operating revenues, remained consistent at 15.1% for both of the three months ended September 30, 2013 and 2012. Other operating expenses, as a percentage of net operating revenues, increased from 21.6% for the three months ended September 30, 2012 to 22.5% for the three months ended September 30, 2013. This increase in other operating expenses, as a percentage of net operating revenues, was primarily due to increased acquisition-related expenses, primarily related to the anticipated acquisition of HMA, as well as increased contributions to state supplemental payment programs and, to a lesser extent, expenses associated with a strike at one of our Ohio facilities. Government settlement and related costs reserve, as a percentage of net revenues, was 3.0% for the three months ended September 30, 2013. Rent, as a percentage of net operating revenues, increased from 2.1% for the three months ended September 30, 2012 to 2.2% for the three months ended September 30, 2013.

Electronic health records incentive reimbursements represent those incentives under the HITECH Act for which the recognition criterion has been met. We have recognized approximately $65.0 million and $30.6 million of incentive reimbursements, or 2.0% and 1.0% of net operating revenues, for the three months ended September 30, 2013 and 2012, respectively. We received cash payments of $22.6 million and $12.8 million for these incentives during the three months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and 2012, $52.6 million and $6.5 million, respectively, were recorded as deferred revenue as all criteria for gain recognition had not been met. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.8% of net operating revenues, of which depreciation and amortization represented 0.5% of net operating revenues for the three months ended September 30, 2013. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.7% of net operating revenues, of which depreciation and amortization represented 0.3% of net operating revenues for the three months ended September 30, 2012.

Depreciation and amortization, as a percentage of net operating revenues, increased from 5.7% for the three months ended September 30, 2012 to 6.1% for the three months ended September 30, 2013. This increase was due primarily to depreciation and amortization expense related to electronic health records software and hardware and depreciation for the replacement hospital that opened in October 2012.

Interest expense, net, decreased by $4.3 million from $158.6 million for the three months ended September 30, 2012, to $154.3 million for the three months ended September 30, 2013. A decrease in interest rates during 2013, compared to 2012, resulted in a decrease in interest expense of $7.5 million. This decrease was partially offset by an increase in interest expense of $3.2 million as a result of less interest being capitalized during 2013, as compared to 2012, because the prior year period had more major construction projects.

The loss from early extinguishment of debt of $52.0 million was recognized during the three months ended September 30, 2012 after the purchase and redemption of the 8 7/8% Senior Notes due 2015 and the repayment of existing term loans under the Credit Facility.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, increased from 0.2% for the three months ended September 30, 2012 to 0.4% for the three months ended September 30, 2013.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes decreasing $59.5 million from $84.5 million for the three months ended September 30, 2012 to $25.0 million for the three months ended September 30, 2013.

Provision for income taxes from continuing operations decreased from $25.7 million for the three months ended September 30, 2012 to $3.4 million for the three months ended September 30, 2013 due to the decrease in income from continuing operations before income taxes. Our effective tax rates were 13.7% and 30.4% for the three months ended September 30, 2013 and 2012, respectively. The decrease in our effective tax rate is primarily related to the impact of the government settlement and related costs reserve recorded during the three months ended September 30, 2013, partially offset by the recognition of some federal and state income tax credits and favorable audit adjustments during the three months ended September 30, 2012 that did not reoccur in 2013.

Each of income from continuing operations and net income, as a percentage of net operating revenues, decreased from 1.8% for the three months ended September 30, 2012 to 0.7% for the three months ended September 30, 2013.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, increased from 0.4% for the three months ended September 30, 2012 to 0.6% for the three months ended September 30, 2013. The increase in net income attributable to noncontrolling interests, as a percentage of net operating revenues, is primarily due to higher operating profits attributable to minority owners at joint venture and syndicated hospitals during the three months ended September 30, 2013, compared to the three months ended September 30, 2012.

Net income attributable to Community Health Systems, Inc. was $4.1 million compared to $44.2 million for the three months ended September 30, 2012, a decrease of 90.7%. This decrease was primarily attributable to the government settlement and related costs reserve recorded during the three months ended September 30, 2013, partially offset by the after-tax impact of the loss from early extinguishment of debt recorded in 2012 with the payment of our term loans and 8 7/8% Senior Notes.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012

Net operating revenues increased $14.3 million to approximately $9.766 billion for the nine months ended September 30, 2013, from approximately $9.752 billion for the nine months ended September 30, 2012. Included in 2012 net operating revenues on a non-same store basis is approximately $101.8 million of net operating revenues from an industry-wide settlement with the United States Department of Health and Human Services and CMS, based on a claim that acute-care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system in federal fiscal years 1999 through 2011. The underpayments resulted from calculations related to the rural floor budget neutrality adjustments implemented in connection with the Balanced Budget Act of 1997. Also included in 2012 net operating revenues is an unfavorable adjustment of approximately $21.0 million, related to the revised Supplemental Security Income ratios issued for federal fiscal years 2006 through 2009 utilized for calculating Medicare Disproportionate Share Hospital reimbursements. Excluding the $80.8 million net effect of these two items on 2012, net operating revenues for the nine months ended September 30, 2013 increased $95.1 million. Growth from hospitals owned throughout both periods contributed $23.9 million of that increase and $71.2 million was contributed by hospitals acquired in 2012. On a same-store basis, net operating revenues increased 0.2%. The increased net operating revenues contributed by hospitals that we owned throughout both periods were primarily attributable to general rate and reimbursement increases, including revenues from states with provider assessment programs.

On a consolidated basis, inpatient admissions decreased by 5.4% and adjusted admissions decreased by 3.1% during the nine months ended September 30, 2013. On a same-store basis, inpatient admissions decreased by 6.2% and adjusted admissions decreased by 3.9% during the nine months ended September 30, 2013. This decrease in same-store inpatient admissions was significantly impacted by seasonality factors, including the loss of one day in 2013 as compared to 2012, which was a leap year, as well as additional holidays that fell on weekdays during the first quarter in 2013. The decrease was also reflective of lower admissions from women’s services including obstetrics and gynecology, fewer flu and respiratory-related admissions, lower admissions from primarily low intensity cardiology services and reductions due to the continued impact of involuntary turnover of employed physicians occurring at the end of 2012 and continuing through the six months ended June 30, 2013.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased from 85.0% for the nine months ended September 30, 2012 to 87.3% for the nine months ended September 30, 2013. Salaries and benefits, as a percentage of net operating revenues, increased from 46.6% for the nine months ended September 30, 2012 to 47.9% for the nine months ended September 30, 2013. This increase in salaries and benefits, as a percentage of net operating revenues, was primarily due to volume decline in net operating revenues and annual pay rate increases taking effect during the nine months ended September 30, 2013. Supplies, as a percentage of net operating revenues, increased from 15.1% for the nine months ended September 30, 2012 to 15.2% for the nine months ended September 30, 2013. Other operating expenses, as a percentage of net operating revenues, increased from 22.0% for the nine months ended September 30, 2012 to 22.1% for the nine months ended September 30, 2013. This increase in other operating expenses, as a percentage of net operating revenues, was primarily due to higher payments for state supplemental Medicaid programs and higher acquisition-related costs, partially offset by a decrease in professional liability expense, as a percentage of net revenues, due to a decline in claim payments and expenses as well as declines in the volume of higher risk procedures. Government settlement and related costs reserve, as a percentage of net revenues, was 1.0% for the nine months ended September 30, 2013. Rent, as a percentage of net operating revenues, increased from 2.1% for the nine months ended September 30, 2012 to 2.2% for the nine months ended September 30, 2013.

Electronic health records incentive reimbursements represent those incentives under the HITECH Act for which the recognition criterion has been met. We have recognized approximately $110.3 million and $73.6 million of incentive reimbursements, or 1.1% and 0.8% of net operating revenues, for the nine months ended September 30, 2013 and 2012, respectively. We received cash payments of $105.3 million and $41.6 million for these incentives during the nine months ended September 30, 2013 and 2012, respectively. As of September 30, 2013 and 2012, $52.6 million and $6.5 million, respectively, were recorded as deferred revenue as all criteria for gain recognition had not been met. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.8% of net operating revenues, of which depreciation and amortization represented 0.5% of net operating revenues for the nine months ended September 30, 2013. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.5% of net operating revenues, of which depreciation and amortization represented 0.3% of net operating revenues for the nine months ended September 30, 2012.

Depreciation and amortization, as a percentage of net operating revenues, increased from 5.5% for the nine months ended September 30, 2012 to 5.9% for the nine months ended September 30, 2013. This increase was due primarily to depreciation and amortization expense related to electronic health records software and hardware and three replacement hospitals opened in 2012.

Interest expense, net, increased by $3.4 million from $462.3 million for the nine months ended September 30, 2012, to $465.7 million for the nine months ended September 30, 2013. An increase in our average outstanding debt during 2013, compared to 2012, resulted in an increase in interest expense of $7.3 million. Additionally, interest expense increased by $12.5 million as a result of less interest being capitalized during 2013, as compared to 2012, because the prior year period had more major construction projects. These increases were partially offset by a decrease in interest rates during 2013, compared to 2012, resulting in a decrease in interest expense of $14.6 million and a decrease in interest expense of $1.8 million due to one additional day of interest expense in the prior year period since 2012 was a leap year.

The loss from early extinguishment of debt of $1.3 million was recognized during the nine months ended September 30, 2013 after the repayment of $206.5 million of the term loans due 2014. The loss from early extinguishment of debt of $115.5 million was recognized during the nine months ended September 30, 2012 after the purchase and redemption of the 8 7/8% Senior Notes due 2015 and the repayment of existing term loans and revolving credit facility under the Credit Facility as further discussed in Liquidity and Capital Resources.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, increased from 0.3% for the nine months ended September 30, 2012 to 0.4% for the nine months ended September 30, 2013.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes decreasing $148.1 million from $381.7 million for the nine months ended September 30, 2012 to $233.6 million for the nine months ended September 30, 2013.

Provision for income taxes from continuing operations decreased from $121.0 million for the nine months ended September 30, 2012 to $68.6 million for the nine months ended September 30, 2013 due to the decrease in income from continuing operations before income taxes. Our effective tax rates were 29.4% and 31.7% for the nine months ended September 30, 2013 and 2012, respectively. The decrease in our effective tax rate is primarily related to the impact from the government settlement and related costs reserve recorded during the nine months ended September 30, 2013.

Each of income from continuing operations and net income, as a percentage of net operating revenues, decreased from 2.7% for the nine months ended September 30, 2012 to 1.7% for the nine months ended September 30, 2013.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, decreased from 0.6% for the nine months ended September 30, 2012 to 0.5% for the nine months ended September 30, 2013. The decrease in net income attributable to noncontrolling interests, as a percentage of net operating revenues, is primarily due to lower income from operations from our less than wholly-owned subsidiaries and also the reduction in hospital syndications as a result of the redemption of all of the physician ownership interests at several hospitals during 2012.

Net income attributable to Community Health Systems, Inc. was $113.0 million for the nine months ended September 30, 2013 compared to $203.1 million for the nine months ended September 30, 2012, a decrease of 44.3%. The decrease is primarily attributable to an increase in operating expenses as a percentage of net operating revenues, including the government settlement and related costs reserve, which were impacted by lower volumes during the nine months ended September 30, 2013.

Liquidity and Capital Resources

Net cash provided by operating activities decreased $336.8 million, from approximately $777.9 million for the nine months ended September 30, 2012 to approximately $441.1 million for the nine months ended September 30, 2013. The decrease in cash provided by operating activities is due primarily to the $94.6 million of cash received, net of legal fees paid, related to the industry-wide settlement included in net income for the nine months ended September 30, 2012, as well as a net decrease in cash flows from accounts payable, accrued liabilities and income taxes, primarily as a result of the timing of payments of accounts payable and payroll-related accrued liabilities, which decreased cash flows from operating activities by $309.1 million, a decrease in cash generated from accounts receivable of $3.3 million and a decrease from the effect of the non-cash loss from early extinguishment of debt of $114.2 million. These decreases in cash flows were offset by an increase in cash flows from supplies, prepaid expenses and other current assets of $8.2 million, an increase in depreciation and amortization expense of $46.2 million, an increase from the effect of the non-cash expense for the reserve recorded for the government settlement and related costs of $98.0 million, an increase in cash flow from the change in other assets and liabilities of $13.4 million and an increase in all other non-cash expenses of $19.1 million. Included in net cash provided by operating activities for the nine months ended September 30, 2013 is $105.3 million of cash received for HITECH incentive reimbursements, compared to $41.6 million for the nine months ended September 30, 2012.

The cash used in investing activities decreased $403.0 million, from approximately $1.1 billion for the nine months ended September 30, 2012 to approximately $684.8 million for the nine months ended September 30, 2013. The decrease in cash used in investing activities was due to a decrease in cash paid for acquisitions of facilities and other related equipment of $279.0 million, since there were no hospital acquisitions in the current period compared to four hospitals and one large multi-specialty clinic acquired in the first nine months of 2012 and a decrease in the cash used for the purchase of property and equipment of $136.6 million. These decreases in cash outflows were partially offset by a reduction in the proceeds from sale of property and equipment of $0.6 million and a decrease in cash used for other investments of $12.0 million. Included in cash outflows for other investments for the nine months ended September 30, 2013 is approximately $59.3 million of capital expenditures related to the purchase and implementation of certified EHR technology. The remaining cash outflows for other investments consists primarily of purchases and development of other internal-use software and payments made under non-employee physician recruiting agreements of $174.8 million. We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.

Our net cash used in financing activities was $0.5 million for the nine months ended September 30, 2013, compared to net cash provided by financing activities of $420.7 million for the nine months ended September 30, 2012. The change in cash used in financing activities, in comparison to the prior year, is primarily due to a decrease in borrowings of our long-term debt, net of repayments and deferred financing costs, and an increase in the buy-back of common stock, which was partially offset by an increase in proceeds from the exercise of stock options and a reduction in the redemption of noncontrolling interests in joint ventures.

Capital Expenditures

Cash expenditures for purchases of facilities and other related equipment were $33.9 million for the nine months ended September 30, 2013, compared to $312.9 million for the nine months ended September 30, 2012. The expenditures during the nine months ended September 30, 2013 were for the purchase of surgery centers, physician practices and other ancillary services. The expenditures during the nine months ended September 30, 2012 were for the purchase of three hospitals in Pennsylvania, one hospital in Illinois, a physician practice in Texas, surgery centers and other physician practices and the settlement of working capital items from prior acquisitions and divestitures.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the nine months ended September 30, 2013 totaled $379.3 million, compared to $465.6 million for the nine months ended September 30, 2012. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals for the nine months ended September 30, 2013 totaled $41.6 million, compared to $91.9 million for the nine months ended September 30, 2012. The costs to construct replacement hospitals for the nine months ended September 30, 2013 represent planning and construction costs for the two replacement hospitals discussed below. The costs to construct replacement hospitals for the nine months ended September 30, 2012 represent construction and equipment costs primarily for three replacement hospitals opened in 2012 located in Barstow, California; Valparaiso, Indiana; and Siloam Springs, Arkansas.

Pursuant to a hospital purchase agreement in effect as of September 30, 2013, we have committed to build a replacement facility in York, Pennsylvania by July 2017. Construction costs, including equipment costs, for the York replacement facility is currently estimated to be approximately $100.0 million. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement to our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need from the Alabama Certificate of Need Review Board. This CON was challenged in the Alabama state circuit and appellate courts, but the CON was upheld by the Supreme Court of Alabama in May 2013, eliminating any further appeals. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280.0 million for the Birmingham replacement facility.

Capital Resources

Net working capital was approximately $1.337 billion at September 30, 2013, compared to $1.276 billion at December 31, 2012, an increase of $60.9 million, primarily the result of an increase in patient accounts receivable, partially offset by decreases in cash, accounts payable and employee compensation liabilities.

We obtained senior secured financing under the Credit Facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. A $750 million revolving credit facility was available to us for working capital and general corporate purposes under the Credit Facility. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. The Credit Facility requires quarterly amortization payments of each term loan facility equal to 0.25% of the outstanding amount of the term loans. On November 5, 2010, we entered into an amendment and restatement of the Credit Facility. The amendment extended by two and a half years, until January 25, 2017, the maturity date of $1.5 billion of our existing term loans under the Credit Facility and increased the pricing on these term loans to LIBOR plus 350 basis points. The amendment also increased our ability to issue additional indebtedness under the uncommitted incremental facility to $1.0 billion from $600 million, permitted us to issue term loan A loans under the incremental facility and provided up to $2.0 billion of borrowing capacity from receivable transactions, an increase of $0.5 billion, of which approximately $1.7 billion would be required to be used for repayment of our existing term loans. On February 2, 2012, we completed a second amendment and restatement of the Credit Facility to extend an additional $1.6 billion of our term loans due 2014 under the Credit Facility to match the maturity date and interest rate margins of the term loans due January 25, 2017. On August 3, 2012, we entered into Amendment No. 1 to the Credit Facility to provide increased flexibility for refinancing and repayment of the term loans due 2014 and amend certain other terms. On August 22, 2012, we entered into a loan modification agreement with respect to the Credit Facility to extend approximately $340 million of the term loans due 2014 to match the maturity date and interest rate margins of the term loans due January 25, 2017. On November 27, 2012, we entered into Amendment No. 2 to the Credit Facility to provide increased flexibility for us to make investments and restricted payments, incur debt related to acquisitions, amend certain other terms of the Credit Facility, including the maximum leverage ratio and interest coverage ratio financial coverage levels, and add a one year 1% prepayment premium payable in connection with a repricing of the term loans due in 2017. On August 12, 2013, CHS entered into Amendment No. 3 to the Credit Facility to provide increased flexibility for CHS to incur debt by amending certain terms of the Credit Facility, including the maximum leverage ratio and secured leverage ratio covenant levels. In addition, the amendment includes pricing protection for certain term loans due January 25, 2017, which specifies an increased margin in certain instances. The amendment also provides for a total leverage-based step-up to the applicable margin of the term loans due January 25, 2017 and the term loans due July 25, 2014. The pricing of the loans under the Credit Facility will otherwise remain unchanged. During the nine months ended September 30, 2013, we paid down $206.5 million of the term loans due 2014. The July 25, 2014 maturity date of the balance of the remaining non-extended term loans at September 30, 2013 of approximately $59.6 million remains unchanged.

Effective March 6, 2012, we obtained a new $750 million senior secured revolving credit facility, or the Replacement Revolver Facility, and a new $750 million incremental term loan A facility, or the Incremental Term Loan subject to the terms and conditions set forth in the Credit Facility. The Replacement Revolver Facility replaced in full the existing revolving credit facility under the Credit Facility. The net proceeds of the Incremental Term Loan were used to repay the same amount of the existing term loans under the Credit Facility. Both the Replacement Revolver Facility and the Incremental Term Loan have a maturity date of October 25, 2016, subject to customary acceleration events and to earlier maturity if the repayment, extension or refinancing with longer maturity debt of substantially all of the then outstanding term loans maturing July 25, 2014 and the now fully redeemed 8 7/8% Senior Notes does not occur by April 25, 2014. The pricing on each of the Replacement Revolver Facility and the Incremental Term Loan is initially LIBOR plus a margin of 250 basis points, subject to adjustment based on our leverage ratio. The Incremental Term Loan amortizes at 5% in year one, 10% in years two and three, 15% in year four and 60% in year five.

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

As of September 30, 2013, the availability for additional borrowings under our Credit Facility, after consideration of the $87.0 million outstanding at that date, was approximately $663 million pursuant to the Replacement Revolver Facility, of which $19.3 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements through the next 12 months and into the foreseeable future.

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

On March 21, 2012, through certain of its subsidiaries, CHS entered into an accounts receivable loan agreement, or the Receivables Facility, with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. The existing and future non-self pay patient-related accounts receivable, or the Receivables, for certain of our hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2015, subject to customary termination events that could cause an early termination date. We maintain effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of our subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $500 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to us or our subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at September 30, 2013 totaled $482.0 million and are classified as long-term debt on the condensed consolidated balance sheet. At September 30, 2013, the carrying amount of Receivables included in the Receivables Facility totaled approximately $994.4 million and is included in patient accounts receivable on the condensed consolidated balance sheet.

As of September 30, 2013, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 53% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans due 2014, 250 basis points for the Replacement Revolver Facility and the Incremental Term Loan and 350 basis points for term loans due 2017 under the Credit Facility.

Swap #	Notional Amount (in 000’s)	Fixed Interest Rate	Termination Date	Fair Value of Liability (in 000’s)
1	$ 50,000	3.586%	October 23, 2013	$ 103
2	50,000	3.524%	October 23, 2013	101
3	100,000	5.050%	November 30, 2013	783
4	200,000	2.070%	December 19, 2013	791
5	100,000	5.231%	July 25, 2014	4,050
6	100,000	5.231%	July 25, 2014	4,050
7	200,000	5.160%	July 25, 2014	7,983
8	75,000	5.041%	July 25, 2014	2,920
9	125,000	5.022%	July 25, 2014	4,847
10	100,000	2.621%	July 25, 2014	1,906
11	100,000	3.110%	July 25, 2014	2,307
12	100,000	3.258%	July 25, 2014	2,429
13	200,000	2.693%	October 26, 2014	5,120
14	300,000	3.447%	August 8, 2016	23,323
15	200,000	3.429%	August 19, 2016	15,543
16	100,000	3.401%	August 19, 2016	7,695
17	200,000	3.500%	August 30, 2016	16,055
18	100,000	3.005%	November 30, 2016	6,855

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

We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility of $663 million (consisting of a $750 million revolving credit facility, of which $19.3 million is set aside for outstanding letters of credit and $87.0 million was outstanding at September 30, 2013) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion, and our continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months, other than the anticipated acquisition of HMA, for which we have obtained commitments for separate financing. We believe these same sources of cash, borrowings under our Credit Facility as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.

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

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the nine months ended September 30, 2013:

Nine Months Ended September 30, 2013

Ratio of earnings to fixed charges (1)	1.46 x

(1)	Fixed charges include interest expensed and capitalized during the year plus an estimate of the interest component of rent expense. There are no shares of preferred stock outstanding. See Exhibit 12 filed as part of this Report for the calculation of this ratio.

Off-balance Sheet Arrangements

Our consolidated operating results for the nine months ended September 30, 2013 and 2012, included $119.7 million and $127.6 million, respectively, of net operating revenues and $2.2 million and $9.8 million, respectively, of income from continuing operations, generated from four hospitals operated by us under operating lease arrangements at September 30, 2013. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the respective assets and the future lease obligations under these arrangements are not recorded on our condensed consolidated balance sheet. Lease costs under these arrangements are included in rent expense and totaled approximately $8.3 million and $7.9 million for the nine months ended September 30, 2013 and 2012, respectively. The current terms of these operating leases expire between May 2015 and June 2022, not including lease extension options. If we allow these leases to expire, we would no longer generate revenues nor incur expenses from these hospitals. The operating lease at our Barstow, California location terminated on November 30, 2012 in conjunction with the opening of the replacement facility that we constructed, which was a requirement of the operating lease agreement.

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

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of September 30, 2013, we have hospitals in 21 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also has a non-profit entity as a partner. In addition, we have three other hospitals with noncontrolling interests owned by non-profit entities. During the three months ended March 31, 2012, one of our subsidiaries purchased the outstanding partnership interests not already owned by us that were held by physician investors in the limited partnership that owns and operates Longview Regional Medical Center in Longview, Texas. The purchase price for these partnership interests was $28.8 million. After acquiring these partnership interests, one or more of our subsidiaries collectively own 100% of the outstanding equity of the limited partnership that owns and operates this hospital. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $366.8 million and $367.7 million as of September 30, 2013 and December 31, 2012, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $63.0 million and $65.3 million as of September 30, 2013 and December 31, 2012, respectively. The amount of net income attributable to noncontrolling interests was $17.5 million and $14.5 million for the three months ended September 30, 2013 and 2012, respectively and $52.0 million and $57.1 million for the nine months ended September 30, 2013 and 2012, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we are not permitted to introduce physician ownership at any of our wholly-owned hospital facilities or increase the aggregate percentage of physician ownership in any of our existing hospital joint ventures.

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

Third-party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at September 30, 2013 from our estimated reimbursement percentage, net income for the nine months ended September 30, 2013 would have changed by approximately $41.8 million, and net accounts receivable at September 30, 2013 would have changed by $68.2 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. During the nine months ended September 30, 2012, we recognized a net after-tax benefit of $42.8 million from the resolution of an industry-wide governmental settlement and a payment update related to prior periods. Other than these items, contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the three-month and nine-month periods ended September 30, 2013 and 2012.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third-party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at September 30, 2013 from our estimated collection percentage as a result of a change in expected recoveries, net income for the nine months ended September 30, 2013 would have changed by $26.4 million, and net accounts receivable at September 30, 2013 would have changed by $43.0 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $2.9 billion and $2.4 billion at September 30, 2013 and December 31, 2012, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding was 66 days at September 30, 2013 and 58 days at December 31, 2012. Our target range for days revenue outstanding is from 53 to 63 days. Two days of the increase since December 31, 2012 are the result of slower billing and collections at certain of our hospitals that have undergone system conversions as part of compliance with EHR certification. Another approximately two days of the increase is from the growth in state Medicaid supplemental programs during the nine months ended September 30, 2013.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $10.7 billion as of September 30, 2013 and approximately $9.6 billion as of December 31, 2012.

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	September 30, 2013	December 31, 2012

Insured receivables	60.8%	61.5%
Self-pay receivables	39.2	38.5

Total	100.0%	100.0%

For the hospital segment, the combined total of the allowance for doubtful accounts for self-pay accounts receivable and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 84% at both September 30, 2013 and December 31, 2012. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 90% at both September 30, 2013 and December 31, 2012.

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

There have been no significant changes in our estimate of the reserve for professional liability claims during the three and nine months ended September 30, 2013.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $0.5 million as of September 30, 2013. A total of approximately $0.4 million of interest and penalties is included in the amount of liability for uncertain tax positions at September 30, 2013. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income as income tax expense. During the nine months ended September 30, 2013, we decreased liabilities for uncertain tax positions by $0.4 million.

It is possible the amount of unrecognized tax benefit could change in the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our consolidated results of operations or consolidated financial position.

We, or one or more of our subsidiaries, file income tax returns in the United States federal jurisdiction and various state jurisdictions. We have extended the federal statute of limitations through December 31, 2013 for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2009. Our federal income tax returns for the 2009 and 2010 tax years are currently under examination by the Internal Revenue Service, or IRS. We believe the results of these examinations will not be material to our consolidated results of operations or consolidated financial position. During the three months ended June 30, 2013, the IRS concluded its examination of the federal tax return of Community Health Systems, Inc. for the tax periods ended December 31, 2007 and 2008. The results of these examinations did not have a material effect on our consolidated results of operations or consolidated financial position. We have extended the federal statute of limitations through April 30, 2014 for Community Health Systems, Inc. for the tax periods ended December 31, 2007 and 2008, and through July 18, 2014 for the tax period ended December 31, 2009.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2013-02, which requires additional disclosures on the effect of significant reclassifications out of accumulated other comprehensive income. The ASU requires a company that reports other comprehensive income to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional details about those amounts. This ASU is effective for fiscal years beginning after December 15, 2012, and was adopted by us on January 1, 2013. As it only requires additional disclosure, the adoption of this ASU had no impact on our consolidated financial position, results of operations or cash flows.

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

•

our ability to close the anticipated acquisition of HMA on the proposed terms and within the anticipated time period, or at all, which is dependent on the parties’ ability to satisfy certain closing conditions, including the receipt of governmental approvals and the approval of the holders of at least 70% of the outstanding shares of HMA Common Stock entitled to vote thereon,

•

the fact that HMA is the subject of legal proceedings that, if resolved unfavorably, could have an adverse effect on us following the anticipated acquisition of HMA, and that HMA may be subject to other loss contingencies, both known and unknown,

•	the impact of the anticipated acquisition of HMA on third-party relationships,

•	our ability to obtain adequate levels of general and professional liability insurance and

•	timeliness of reimbursement payments received under government programs.

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

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $5.4 million and $5.1 million for the three months ended September 30, 2013 and 2012, respectively, and $14.0 million and $15.0 million for the nine months ended September 30, 2013 and 2012, respectively.

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

There have been no changes in our internal control over financial reporting during the quarter ended September 30, 2013, that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we receive various inquiries or subpoenas from state regulators, fiscal intermediaries, the Centers for Medicare and Medicaid Services and the Department of Justice regarding various Medicare and Medicaid issues. In addition to the subpoenas discussed below, we are currently responding to subpoenas and administrative demands concerning certain cardiology procedures, medical records and policies at a New Mexico hospital; subpoenas to two Pennsylvania hospitals and the management Company concerning on call agreements and physician directorships; and a civil investigative demand concerning cardiology devices at a Pennsylvania hospital. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. We are not aware of any pending or threatened litigation that is not covered by insurance policies or reserved for in our condensed consolidated financial statements or which we believe would have a material adverse impact on us; however, some pending or threatened proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. Also, from time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by the Centers for Medicare and Medicaid Services and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action, however, we are not aware of any such exposures that have not been reserved for in our condensed consolidated financial statements or which we believe would have a material adverse impact on us.

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

We are currently in negotiations with the Department of Justice about resolving its claims in connection with the Department’s investigation into the Company’s short stay hospital admissions for the years 2005-2010, as well as their investigation at our hospital in Laredo, Texas. Based on those negotiations, which are not final, we believe that a reserve of $98 million is sufficient to cover the federal government’s claims for Medicare admissions, certain claims specifically related to our hospital in Laredo, Texas, and on other related legal expenses. This reserve is not meant to include claims in this investigation arising from Tricare, Medicaid, or third party legal expense.

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

United States ex rel. and Reuille vs. Community Health Systems Professional Services Corporation and Lutheran Musculoskeletal Center, LLC d/b/a Lutheran Hospital (United States District Court for the Northern District of Indiana, Fort Wayne Division). This lawsuit was originally filed under seal in January 2009. The suit is brought under the False Claims Act and alleges that Lutheran Hospital of Indiana billed the Medicare program for (a) false 23 hour observation after outpatient surgeries and procedures, and (b) intentional assignment of inpatient status to one-day stays for cases that do not meet Medicare criteria for inpatient intensity of service or severity of illness. In December 2010, the government filed a notice that it declined to intervene in this suit. On April 22, 2011, a joint motion was filed by the relator and the Department of Justice to extend the period of time for the relator to serve us in the case to allow the government more time to decide if it will intervene in the case. The motion to stay was granted, as have subsequent joint motions, and the stay is currently continued until April 23, 2014. The original motion and subsequent filings gave insight to the fact that there are other qui tam complaints in other jurisdictions and that the government was consolidating its investigations and working cooperatively with other investigative bodies (including the Attorney General of the State of Texas). The government also confirmed that it considers the allegations made in the complaint styled Tenet Healthcare Corporation vs. Community Health Systems, Inc., et al. filed in the United States District Court for the Northern District of Texas, Dallas Division on April 11, 2011 to be related to the government’s consolidated investigation. We are cooperating fully with the government in its investigations.

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

Shareholder Derivative Actions. Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, et al., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, et al., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, et al., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. These cases have been consolidated into a single, consolidated action. The plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. Our motion to dismiss was argued on June 13, 2013. On September 27, 2013, the court issued an order granting in part and denying in part our motion to dismiss. On October 14, 2013, we filed for a Motion for Reconsideration of the Order Granting in Part and Denying in Part the Motion to Dismiss, a Motion to Stay Discovery, and an unopposed Motion for Extension of Time to File an Answer. We believe all of the plaintiffs’ claims are without merit and will vigorously defend them.

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

HMA Consolidated Securities Case and Delaware Chancery Case. Three purported class action cases have been filed in the Circuit Court of Collier County, Florida: namely, Aliaga vs. Health Management Associates, Inc. et al., filed August 1, 2013; Lopriore vs. Health Management Associates, et al., filed August 5, 2013; and Copeland vs. Health Management Associates, et al., filed August 8, 2013. All allege a breach of fiduciary duty by the board members of HMA arising out of the approval of the proposed acquisition by us. Community Health Systems, Inc. and FWCT-2 Acquisition Corporation are named as aiding and abetting the alleged breaches of fiduciary duty. A fourth case, Smilow vs. Health Management Associates, Inc. et al., filed August 13, 2013 does not name us or FWCT-2 Acquisition Corporation as a defendant. Further, on August 5, 2013, a case styled Margolis & Horwitz vs. Health Management Associates, Inc. et al., was filed in Delaware Chancery Court also alleging a breach of fiduciary duty by the HMA board members arising out of the approval of the proposed acquisition by us. In that case, we and FWCT-2 Acquisition Company were named as aiding and abetting the alleged breaches of fiduciary duty. We are vigorously defending these actions.

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

Item 1A.  Risk Factors

In addition to the risk factors disclosed under Item 1A to Part 1 of our Annual Report for the fiscal year ended December 31, 2012, the following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained within our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Other than the updates to our risk factors presented below, there have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K.

The issuance of our common stock in connection with the anticipated merger with HMA could decrease the market price of our common stock.

The issuance of our common stock in the HMA merger may result in fluctuations in the market price of our common stock, including a stock price decline.

The parties to the anticipated acquisition of HMA may be unable to satisfy the conditions to the completion of the merger and the merger may not be completed.

Completion of the HMA merger is conditioned on, among other things, the adoption of the merger agreement by holders of at least 70% of HMA’s outstanding common stock entitled to vote thereon, the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, the absence of any law or judgment that prohibits the completion of the merger, the absence of certain governmental adverse events occurring with respect to HMA, the receipt of certain healthcare regulatory approvals, no acceleration of a material amount of HMA’s debt having occurred and the approval of the shares of our common stock to be issued in the merger for listing on the New York Stock Exchange. Each party’s obligation to close the merger is also subject to, among other conditions, the accuracy of the representations and warranties of the other party in the merger agreement (subject to certain specified standards of materiality), the compliance in all material respects with covenants of the other party in the merger agreement and the absence of a material adverse effect (as defined in the merger agreement) on the other party.

These and other conditions to the completion of the merger may fail to be satisfied. In addition, satisfying the conditions to and completion of the merger may take longer, and could cost more, than HMA and we expect. Any delay in completing the merger or any additional conditions imposed in order to complete the merger may materially adversely affect the synergies and other benefits that we expect to achieve if the merger and the integration of the companies’ respective businesses are completed within the expected timeframe.

Failure to achieve expected benefits of the HMA merger and to integrate HMA’s operations with ours could adversely affect us following the completion of the merger and the market price of our common stock.

Although we expect to realize strategic, operational and financial benefits as a result of the HMA merger, we cannot be certain whether, and to what extent, such benefits will be achieved in the future. In particular, the success of the merger will depend on achieving efficiencies and cost savings, and no assurances can be given that we will be able to do so. For example, costs associated with HMA’s legal proceedings and other loss contingencies may be greater than expected, and could exceed the amount of any reduction in payment under the contingent value rights being issued as partial consideration for the merger to HMA stockholders. In addition, in order to obtain the benefits of the merger, we must integrate HMA’s operations. Such integration may be complex and the failure to do so quickly and effectively may negatively affect earnings.

In addition, the market price of our common stock may decline as a result of the merger if our integration of HMA is unsuccessful, takes longer than expected or fails to achieve financial benefits to the extent anticipated by financial analysts or investors, or the effect of the merger on our financial results is otherwise not consistent with the expectations of financial analysts or investors.

HMA is the subject of legal proceedings that, if resolved unfavorably, could have an adverse effect on us following the merger, and HMA may be subject to other loss contingencies, both known and unknown.

HMA is a party to various ongoing government investigations, legal proceedings and other related matters, including as described in the “Legal Proceedings” section of HMA’s Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q. Those proceedings include, among other things, government investigations. In addition, HMA is and may become subject to other loss contingencies, both known and unknown, which may relate to past, present and future facts, events, circumstances and occurrences. Should an unfavorable outcome occur in some or all of HMA’s legal proceedings or other loss contingencies, or if successful claims and other actions are brought against HMA in the future, there could be a material adverse impact on our financial position, results of operations and liquidity following the merger and our ability to achieve expected benefits of the merger.

In particular, government investigations, as well as qui tam lawsuits, may lead to material fines, penalties, damages payments or other sanctions, including exclusion from government health care programs. The costs relating to these matters could exceed the amount of any reduction in payment under the contingent value rights being issued as partial consideration for the merger to HMA stockholders. Settlements of lawsuits involving Medicare and Medicaid issues routinely require both monetary payments and corporate integrity agreements, each of which could have a materially adverse effect on our business, financial condition, results of operations and/or cash flows following the merger.

We will incur substantial additional indebtedness in connection with the HMA merger.

In connection with the anticipated merger with HMA, we will enter into financing arrangements. We intend to use this financing to pay, in part, the cash portion of the merger consideration and a portion of the fees and expenses related to the merger, which may include the repayment of certain outstanding indebtedness of HMA. This additional indebtedness of ours may limit the combined company’s operating flexibility following the merger and may otherwise strain the company’s liquidity and financial condition.

As a result of the HMA merger, our goodwill, indefinite-lived intangible assets, and other intangible assets in our consolidated balance sheet will increase. If our goodwill, indefinite-lived intangible assets, or other intangible assets become impaired in the future, we would be required to record a material, non-cash charge to earnings, which would also reduce our stockholders’ equity.

Under U.S. GAAP, goodwill and indefinite-lived intangible assets are reviewed for impairment on an annual basis (or more frequently if events or circumstances indicate that their carrying value may not be recoverable) and other intangible assets if events or circumstances indicate that their carrying value may not be recoverable. If our goodwill, indefinite-lived intangible assets, or other intangible assets are determined to be impaired in the future, we will be required to record a material, non-cash charge to earnings during the period in which the impairment is determined.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Historically, we have not paid any cash dividends. In December 2012, we declared and paid a special dividend of $0.25 per share to holders of our common stock at the close of business as of December 17, 2012, which totaled approximately $23.0 million. In the foreseeable future, we do not anticipate the payment of any other cash dividends. Our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $150 million in the aggregate plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing our 8% Senior Notes, our 7 1/8% Senior Notes and our 5 1/8% Senior Secured Notes also limit our ability to pay dividends and/or repurchase stock. As of September 30, 2013, under the most restrictive test under these agreements, we have approximately $259.8 million available with which to pay permitted dividends and/or repurchase shares of stock or our Notes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description
4.1	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee

4.2	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.3	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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
Kevin J. Hammons
Vice President and Chief Accounting Officer
(principal accounting officer)

Date: October 31, 2013

Index to Exhibits

No.	Description
4.1	Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee

4.2	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.3	Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase