Form 10-K
period 2013-12-31
COMMUNITY HEALTH SYSTEMS INC
filed 2014-02-26
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the year ended December 31, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐    NO ☑

    The aggregate market value of the voting stock held by non-affiliates of the Registrant was $4,444,202,435. Market value is determined by reference to the closing price on June 30, 2013 of the Registrant’s Common Stock as reported by the New York Stock Exchange. The Registrant does not (and did not at June 30, 2013) have any non-voting common stock outstanding. As of February 18, 2014, there were 113,436,402 shares of common stock, par value $.01 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required for Part III of this annual report is incorporated by reference to portions of the Registrant’s definitive proxy statement for its 2014 annual meeting of stockholders to be filed with the Securities and Exchange Commission within 120 days after the end of the Registrant’s fiscal year ended December 31, 2013.

COMMUNITY HEALTH SYSTEMS, INC.

Year ended December 31, 2013

PART I

Item 1. Business of Community Health Systems, Inc.

Overview of Our Company

We are one of the largest publicly-traded operators of hospitals in the United States in terms of number of facilities and net operating revenues. We were originally founded in 1986 and were reincorporated in 1996 as a Delaware corporation. We provide healthcare services through the hospitals that we own and operate in non-urban and selected urban markets throughout the United States. As of December 31, 2013, we owned or leased 135 hospitals, comprised of 131 general acute care hospitals and four stand-alone rehabilitation or psychiatric hospitals. These hospitals are geographically diversified across 29 states, with an aggregate of 20,180 licensed beds. We generate revenues by providing a broad range of general and specialized hospital healthcare services and other outpatient services to patients in the communities in which we are located. Services provided through our hospitals and affiliated businesses include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic, psychiatric and rehabilitation services. We also provide additional outpatient services at urgent care centers, occupational medicine clinics, imaging centers, cancer centers, ambulatory surgery centers and home health and hospice agencies. An integral part of providing these services is our relationship and network of affiliated physicians at our hospitals and affiliated businesses. As of December 31, 2013, we employed approximately 2,500 physicians and an additional 650 licensed healthcare practitioners. Through our management and operation of these businesses, we provide standardization and centralization of operations across key business areas; strategic assistance to expand and improve services and facilities; implementation of patient safety and quality of care improvement programs and assistance in the recruitment of additional physicians and licensed healthcare practitioners to the markets in which our hospitals are located. In a number of our markets, we have partnered with local physicians or not-for-profit providers, or both, in the ownership of our facilities. In addition to our hospitals and related businesses, we also owned and operated 63 licensed home care agencies and 28 licensed hospice agencies as of December 31, 2013, located primarily in markets where we also operate a hospital. Also, through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services. The financial information for our reportable operating segments is presented in Note 14 of the Notes to our Consolidated Financial Statements included under Item 8 of this Report.

Our strategy has also included growth by acquisition. We generally target hospitals in growing, non-urban and selected urban healthcare markets for acquisition because of their favorable demographic and economic trends and competitive conditions. Because non-urban and suburban service areas have smaller populations, there are generally fewer hospitals and other healthcare service providers in these communities and generally a lower level of managed care presence in these markets. We believe that smaller populations support less direct competition for hospital-based services and these communities generally view the local hospital as an integral part of the community. We believe opportunities exist for skilled, disciplined operators in selected urban markets to create networks between urban hospitals and non-urban hospitals while improving physician alignment in those markets and making it more attractive to managed care. In recent years, our acquisition strategy has also included acquiring selective physician practices and physician-owned ancillary service providers. Such acquisitions are executed in markets where we already have a hospital presence and provide an opportunity to increase the number of affiliated physicians or expand the range of specialized healthcare services provided by our hospitals.

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

On January 27, 2014, we completed the previously announced acquisition of Health Management Associates, Inc., or HMA, for approximately $7.6 billion, including the assumption of approximately $3.7 billion of indebtedness, which is referred to in this report as the HMA merger. The discussion in this report relates to a period prior to the HMA merger and, except as otherwise noted, does not give effect to it. After the HMA merger, we will operate 206 facilities in 29 states.

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

Physician Recruiting. The primary method of adding or expanding medical services is the recruitment of new physicians into the community. A core group of primary care physicians is necessary as an initial contact point for all local healthcare. The addition of specialists who offer services, including general surgery, obstetrics and gynecology, cardiovascular services, orthopedics and urology, completes the full range of medical and surgical services required to meet a community’s core healthcare needs. At the time we acquire a hospital and from time to time thereafter, we identify the healthcare needs of the community by analyzing demographic data and patient referral trends. As a result of this analysis, we are able to determine what we believe to be the optimum mix of primary care physicians and specialists. We employ recruiters at the corporate level to support the local hospital managers in their recruitment efforts. Additionally, in response to the recent trend in physicians seeking employment, we have begun employing more physicians, including, in many instances, acquiring physician practices. We have increased the number of physicians affiliated with us through our recruiting and employment efforts, net of turnover, by approximately 1,030 in 2013, 1,147 in 2012 and 869 in 2011. The percentage of recruited or other physicians commencing practice with us that were specialists was over 50% in 2013. However, most of the physicians in our communities remain in private practice and are not our employees. We believe we have been successful in recruiting physicians because of the practice opportunities afforded physicians in our markets, as well as lower managed care penetration as compared to larger urban areas.

Expansion of Services and Capital Investment. In an effort to better meet the healthcare needs of the communities we serve and to capture a greater portion of the healthcare spending in our markets, we have added a broad range of services to our facilities and, in certain markets, acquired physician practices to broaden our service offerings. These services range from various types of diagnostic equipment capabilities to additional and renovated emergency rooms, surgical and critical care suites and specialty services. For example, we spent approximately $166.1 million on 44 major construction projects that were completed in 2013. The 2013 projects included new emergency rooms, cardiac catheterization laboratories, cancer centers, hospital additions and surgical suites. These projects improved various diagnostic and other inpatient and outpatient service capabilities. We believe that appropriate capital investments in our facilities, combined with the development of our service capabilities, will reduce the migration of patients to competing providers while providing an attractive return on investment. We also employ a small group of clinical consultants at our corporate headquarters to assist the hospitals in their development of surgery, emergency, critical care, cardiovascular and hospitalist services. In addition to spending capital on expanding services at our existing hospitals, we also build replacement facilities in certain markets to better meet the healthcare needs in those communities. In 2013, we spent $61.3 million on construction projects related to the York and Birmingham replacement hospitals discussed below. In 2012, we spent $96.0 million on construction projects related to three replacement hospitals that we were required to build pursuant to either a hospital purchase agreement or an amendment to a lease agreement. All three of these hospitals were completed and opened in 2012. As part of an acquisition in 2012, we agreed to build a replacement hospital in York, Pennsylvania by July 2017. In addition, in September 2010, we received approval of our request for a certificate of need, or CON, from the Alabama Certificate of Need Review Board. This CON was challenged in the Alabama state circuit and appellate courts, but the CON was upheld by the Supreme Court of Alabama in May 2013, eliminating any further appeals. We expect to complete the replacement hospital in Birmingham by the end of 2015. The total cost of these remaining two replacement hospitals is estimated to be $380.0 million.

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

Improve Profitability

Overview. To improve efficiencies and increase operating margins, we implement cost containment programs and adhere to operating philosophies that include:

•	standardizing and centralizing our methods of operation and management, including:

•	monitoring and enhancing productivity of our human resources,

•	capitalizing on purchasing efficiencies through the use of company-wide standardized purchasing contracts and terminating or renegotiating specified vendor contracts and

•	installing standardized management information systems, resulting in more streamlined clinical operations and more efficient billing and collection procedures; and

•	improving patient safety and optimizing resource allocation through our case and resource management program, which assists in improving clinical care and containing costs.

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

•

Procurement and Materials Management. We have standardized and centralized our operations with respect to medical supplies, equipment and pharmaceuticals used in our hospitals. We have a participation agreement with HealthTrust Purchasing Group, L.P., or HealthTrust, a group purchasing organization, or GPO. HealthTrust contracts with certain vendors who supply a substantial portion of our medical supplies, equipment and pharmaceuticals. Our agreement with HealthTrust extends to January 2015, with automatic renewal terms of one year unless either party terminates by giving notice of non-renewal.

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

Case and Resource Management. The primary goal of our case management program is to ensure the delivery of safe, high quality care in an efficient and cost effective manner. The program focuses on:

•	appropriate management of length of stay consistent with national standards and benchmarks,

•	reducing unnecessary utilization,

•	discharge planning,

•	developing and implementing operational best practices and

•	compliance with all regulatory standards.

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

To ensure the experience of our emergency room patients meets our service and quality expectations, we have implemented a program to contact selected patients as a follow-up to the services they received. We verify that patients were able to obtain any prescriptions and outpatient appointments recommended at discharge. We also ensure that their symptoms have abated and that they understood the discharge instructions given at the hospital. Through this program, we placed over 1.5 million follow-up calls in 2013.

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

In 2011, we acquired four hospitals located in Scranton, Pennsylvania; Tunkhannock, Pennsylvania; Nanticoke, Pennsylvania and Tomball, Texas. In 2012, we acquired four hospitals located in Scranton, Pennsylvania; Peckville, Pennsylvania; Blue Island, Illinois and York, Pennsylvania and a large physician practice located in Longview, Texas. In July 2013, we announced that we, one of our wholly-owned subsidiaries, and HMA entered into an Agreement and Plan of Merger (which was subsequently amended on September 24, 2013), pursuant to which we agreed to acquire all the outstanding shares of common stock of HMA, or HMA Common Stock, for approximately $7.6 billion, including the assumption of approximately $3.7 billion of indebtedness, consisting of a combination of cash and Parent Company common stock, with each share of HMA Common Stock issued and outstanding immediately prior to the effective time of the HMA merger becoming converted into the right to receive $10.50 in cash, 0.06942 of a share of Parent Company common stock, and one contingent value right, or CVR, which would entitle the holder of each CVR to receive a cash payment of up to $1.00 per CVR, following and conditioned upon the final resolution of certain legal matters involving HMA, subject to downward adjustments relating to the amount of certain losses arising out of or relating to such legal matters. The HMA merger was completed on January 27, 2014. As of December 31, 2013, HMA, through its subsidiaries, owned or leased 71 hospitals. We believe that our access to capital, reputation for providing quality care and ability to recruit physicians makes us an attractive partner for the communities in which these hospitals are located.

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

At the time we acquire a hospital, we may commit to an amount of capital expenditures, such as a replacement facility, renovations, or equipment over a specified period of time. Pursuant to a hospital purchase agreement in effect as of December 31, 2013, we are required to build a replacement facility in York, Pennsylvania by July 2017. Estimated construction costs, including equipment costs, are approximately $100.0 million for this replacement facility, of which approximately $0.7 million has been incurred to date. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement for our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need from the Alabama Certificate of Need Review Board. This CON was challenged in the Alabama state circuit and appellate courts, but the CON was upheld by the Supreme Court of Alabama in May 2013, eliminating any further appeals. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280.0 million for the Birmingham replacement facility, of which approximately $64.2 million has been incurred to date. Under other purchase agreements in effect as of December 31, 2013, we have committed to spend $393.5 million, generally over a five to seven year period after acquisition, for costs such as capital improvements, equipment, selected leases and physician recruiting. Through December 31, 2013, we have incurred approximately $256.8 million related to these commitments.

Industry Overview

The Centers for Medicare and Medicaid Services, or CMS, reported that in 2012 total U.S. healthcare expenditures grew by 3.7% to approximately $2.8 trillion. CMS also projected total U.S. healthcare spending to grow by 3.8% in 2013 and by an average of 5.8% annually from 2012 through 2022. By these estimates, healthcare expenditures will account for approximately $5.0 trillion, or 19.9% of the total U.S. gross domestic product, by 2022. Expected growth for 2014 is 6.1%, as 11 million Americans are projected to gain health insurance coverage, predominantly through either Medicaid or the health insurance marketplaces.

Hospital services, the market within the healthcare industry in which we operate, is the largest single category of healthcare expenditures at 31.6% of total healthcare spending in 2012, or approximately $882.3 billion, as reported by CMS. CMS projects the hospital services category to grow by at least 4.7% per year through 2022. It expects growth in hospital healthcare spending to continue due to the aging of the U.S. population and the impact of improved economic conditions.

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

Hospital Industry Trends

Demographic Trends. According to the U.S. Census Bureau, there are presently approximately 40.3 million Americans aged 65 or older in the U.S. who comprise approximately 13.0% of the total U.S. population. By the year 2030, the number of Americans aged 65 or older is expected to climb to 72.1 million, or 19.3% of the total population. Due to the increasing life expectancy of Americans, the number of people aged 85 years and older is also expected to increase from 5.8 million to 8.7 million by the year 2030. This increase in life expectancy will increase demand for healthcare services and, as importantly, the demand for innovative, more sophisticated means of delivering those services. Hospitals, as the largest category of care in the healthcare market, will be among the main beneficiaries of this increase in demand. Based on data compiled for us, the populations of the service areas where our hospitals are located grew by 3.0% from 2007 to 2012 and are expected to grow by 3.4% from 2012 to 2017. The number of people aged 65 or older in these service areas grew by 10.6% from 2007 to 2012 and is expected to grow by 15.9% from 2012 to 2017. People aged 65 or older comprised 14.3% of the total population in our service areas in 2012, yet they could comprise 16.0% of the total population in our service areas by 2017.

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

Trends in Payment for Healthcare Services. As discussed in more detail in the Government Regulation section, the impact of healthcare reform legislation, combined with the growing financial and economic pressures on the healthcare industry, has resulted in challenges to current and future reimbursement trends. Because of higher healthcare costs and expanded coverage for uninsured patients, the healthcare industry must face the risk that higher deductibles and co-payment requirements for insured patients will increase, resulting in the potential for greater write-offs of uncollectible amounts from those patients.

Shift to Outpatient Services. Because of the growing availability of stand-alone outpatient healthcare facilities and the increase in the services that are able to be provided at these locations, many individuals are seeking a broader range of services at outpatient facilities. This trend has contributed to an increase in outpatient services while inhibiting the growth of inpatient admissions.

Selected Operating Data

The following table sets forth operating statistics for our hospitals for each of the years presented, which are included in our continuing operations. Statistics for 2013 include a full year of operations for 135 hospitals. Statistics for 2012 include a full year of operations for 131 hospitals and partial periods for four hospitals acquired during the year. Statistics for 2011 include a full year of operations for 127 hospitals and partial periods for four hospitals acquired during the year. Statistics for hospitals which have been sold are excluded from all periods presented.

	Year Ended December 31,
	2013	2012	2011
	(Dollars in thousands)
Consolidated Data
Number of hospitals (at end of period)	135	135	131
Licensed beds (at end of period)(1)	20,180	20,334	19,695
Beds in service (at end of period)(2)	17,320	17,265	16,832
Admissions(3)	654,945	701,837	675,050
Adjusted admissions(4)	1,362,344	1,418,472	1,330,988
Patient days(5)	2,897,491	3,058,931	2,970,044
Average length of stay (days)(6)	4.4	4.4	4.4
Occupancy rate (beds in service)(7)	45.9%	48.6%	49.1%
Net operating revenues	$12,997,693	$13,028,985	$11,906,212
Net inpatient revenues as a % of operating revenues before provision for bad debt	43.2%	44.7%	46.1%
Net outpatient revenues as a % of operating revenues before provision for bad debt	55.0%	53.4%	51.9%
Net income attributable to Community Health Systems, Inc.	$141,203	$265,640	$201,948
Net income attributable to Community Health Systems, Inc. as a % of net operating revenues	1.1%	2.0%	1.7%

Liquidity Data
Adjusted EBITDA(8)	$1,725,079	$1,977,715	$1,836,650
Adjusted EBITDA as a % of net operating revenues(8)	13.3%	15.2%	15.4%
Net cash flows provided by operating activities	$1,088,719	$1,280,120	$1,261,908
Net cash flows provided by operating activities as a % of net operating revenues	8.4%	9.8%	10.6%
Net cash flows used in investing activities	$(991,268)	$(1,383,202)	$(1,195,775)
Net cash flows (used in) provided by financing activities	$(111,861)	$361,030	$(235,437)

	Year Ended December 31,
	2013	2012	Decrease
	(Dollars in thousands)
Same-Store Data(9)
Admissions(3)	651,044	701,837	(7.2) %
Adjusted admissions(4)	1,353,195	1,418,472	(4.6) %
Patient days(5)	2,882,332	3,058,931
Average length of stay (days)(6)	4.4	4.4
Occupancy rate (beds in service)(7)	45.9%	48.6%
Net operating revenues	$12,922,186	$12,943,565	(0.2) %
Income from operations	$1,034,005	$1,182,538	(12.6) %
Income from operations as a % of net operating revenues	8.0%	9.1%
Depreciation and amortization	$779,291	$725,557
Equity in earnings of unconsolidated affiliates	$42,641	$42,105

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.
(2)	Beds in service are the number of beds that are readily available for patient use.
(3)	Admissions represent the number of patients admitted for inpatient treatment.
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

The following table reconciles adjusted EBITDA, as defined, to our net cash provided by operating activities as derived directly from our Consolidated Financial Statements for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Adjusted EBITDA	$1,725,079	$1,977,715	$1,836,650
Interest expense, net	(615,147)	(622,933)	(644,410)
Provision for income taxes	(88,594)	(157,502)	(137,653)
Deferred income taxes	69,284	53,407	107,032
Loss from operations of hospitals sold	-	(466)	(7,769)
Depreciation and amortization of discontinued operations	-	-	4,991
Stock-based compensation expense	38,403	40,896	42,542
Government settlement and related costs	101,500	-	-
Excess tax benefit relating to stock-based compensation	(6,715)	(3,973)	(5,290)
Other non-cash expenses, net	60,839	33,251	28,716
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(285,437)	(204,151)	(138,332)
Supplies, prepaid expenses and other current assets	(8,453)	(99,799)	(42,858)
Accounts payable, accrued liabilities and income taxes	72,474	246,301	246,110
Other	25,486	17,374	(27,821)

Net cash provided by operating activities	$1,088,719	$1,280,120	$1,261,908

(9)	Includes acquired hospitals to the extent we operated them during comparable periods in both years.

Sources of Revenue

We receive payment for healthcare services provided by our hospitals from:

•	the federal Medicare program,

•	state Medicaid or similar programs,

•	healthcare insurance carriers, health maintenance organizations or “HMOs,” preferred provider organizations or “PPOs,” and other managed care programs and

•	patients directly.

The following table presents the approximate percentages of operating revenues, net of contractual allowances and discounts (but before provision for bad debts), by payor source for the periods indicated. The data for the years presented are not strictly comparable due to the effect that hospital acquisitions have had on these statistics.

	Year Ended December 31,
	2013	2012		2011

Medicare	24.9%	26.0%	(1)	26.8%
Medicaid	9.7	9.8		9.7
Managed Care and other third-party payors	51.7	51.2		51.5
Self-pay	13.7	13.0		12.0

Total	100.0%	100.0%		100.0%

(1)	Excludes the $84.3 million reimbursement settlement and payment update as discussed below.

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

As of December 31, 2013, Texas, Pennsylvania and Indiana represented our only areas of geographic concentration. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated in Texas, as a percentage of consolidated operating revenues, were 14.8% in 2013, 14.4% in 2012 and 13.1% in 2011. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated in Pennsylvania, as a percentage of consolidated operating revenues, were 13.0% in 2013, 12.6% in 2012 and 11.5% in 2011. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated in Indiana, as a percentage of consolidated operating revenues, were 10.5% in both 2013 and 2012, and 10.3% in 2011.

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

Starting in 2014, the Reform Legislation may result in an increase in the number of patients using our facilities who have health insurance coverage. The Congressional Budget Office, or CBO, anticipates that, as a result of the Reform Legislation, millions of uninsured Americans across the nation could gain coverage through health insurance exchanges and Medicaid expansion. Based on CBO projections as issued on May 14, 2013, and July 30, 2013, the incremental insurance coverage due to the Reform Legislation could result in 13 million and 25 million formerly uninsured Americans gaining coverage by the end of 2014 and 2016, respectively. The CBO projects, by the end of 2016, a 45% reduction in the number of nonelderly Americans who remain uninsured due to the effects on insurance coverage from the Reform Legislation. The 29 states in which we operate hospitals include nine of the 10 states with the highest percentage of nonelderly uninsured people from among the state’s nonelderly population. More broadly, the 29 states in which we operate hospitals include 26 of the 30 states with the highest percentage of nonelderly uninsured people from among the state’s nonelderly population.

We have healthcare reform outreach efforts underway in select markets. Such efforts include the expanded use of eligibility screening services, select facility designations as Certified Application Counselor Organizations, and approximately 400 volunteers and staff members trained and designated as Certified Application Counselors, or CACs. These CACs will assist people in understanding and, if appropriate, enrolling in new coverage options, including, but not limited to Qualified Health Plans, or QHPs, on the health insurance exchange or marketplace, Medicaid Expansion, the Children’s Health Insurance Program, and the Medicaid program for those eligible but not yet enrolled.

Our hospitals are well positioned to participate in the provider networks of various QHPs offering plan options on the health insurance exchanges. As of December 31, 2013, 134 of 135 of our hospitals participated in a health insurance exchange agreement, 95% of our hospitals possessed two or more contracts, 90% of our hospitals had a contract with the first or second lowest cost bronze plans (QHPs with a 60% actuarial value), and 92% of our hospitals had a contract with the first or second lowest cost silver plans (QHPs with a 70% actuarial value). Most of our exchange reimbursement arrangements reflect a slight discount to that of commercial rates.

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

On June 28, 2012, the Supreme Court of the United States largely upheld the constitutionality of the Reform Legislation, though it overturned an aspect of the legislation that would have permitted the Federal government to withhold all Medicaid funding from a state if that state did not expand Medicaid coverage to the extent required by the Reform Legislation. The Supreme Court’s ruling instead held that only new incremental funding could be withheld from a state in such a situation. As a result, states will face less severe financial consequences if they refuse to expand Medicaid coverage to individuals with incomes below certain thresholds. Since the Supreme Court’s ruling, some states have suggested that, for budgetary and other reasons, they would not expand their Medicaid programs. If states refuse to expand their Medicaid programs, the number of uninsured patients at our hospitals will decline by a smaller margin as compared to our expectations when the Reform Legislation was first adopted. In response to the Supreme Court ruling, the previous estimates of the reduction in uninsured individuals as a result of the Reform Legislation have been revised, with approximately 25 million additional individuals expected to have health insurance coverage by 2016. Of the 29 states in which we operate hospitals, 12 states are expanding their Medicaid programs. At this time, the other 17 states are not expanding Medicaid coverage. Indiana, Pennsylvania and Texas, where we operated a significant number of hospitals as of December 31, 2013, are three of the states that are not expanding Medicaid coverage. After giving effect to the HMA merger, we will also operate a significant number of hospitals in Florida and Tennessee, which also have not expanded Medicaid coverage. In addition, three of the states that are not expanding Medicaid, including Pennsylvania, are evaluating options such as waiver plans to operate an alternative Medicaid expansion plan.

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

Certificates of Need. The construction of new facilities, the acquisition of existing facilities and the addition of new services at our facilities may be subject to state laws that require prior approval by state regulatory agencies. These CON laws generally require that a state agency determine the public need and give approval prior to the construction or acquisition of facilities or the addition of new services. As of December 31, 2013, we operated 58 hospitals in 16 states that have adopted CON laws for acute care facilities. If we fail to obtain necessary state approval, we will not be able to expand our facilities, complete acquisitions or add new services in these states. Violation of these state laws may result in the imposition of civil sanctions or the revocation of a hospital’s licenses.

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

The DRG payment rates are adjusted by an update factor on October 1 of each year, the beginning of the federal fiscal year. The index used to adjust the DRG payment rates, known as the “market basket index,” gives consideration to the inflation experienced by hospitals in purchasing goods and services. DRG payment rates were increased by the full “market basket index,” for the federal fiscal years 2014, 2013, 2012 and 2011, by 2.5%, 2.6%, 3.0% and 2.6%, respectively. The DRG payment rates were also reduced by 2.9% for federal fiscal year 2011 for behavioral changes in documentation and coding practices related to the Medicare severity diagnosis-related group, known as “MS-DRG”, system. For federal fiscal year 2012, the DRG payment rates were reduced by 1% for the multi-factor productivity adjustment; reduced by 0.1% in accordance with the Reform Legislation; reduced by 2% for documentation and coding; and increased by 1.1% as a result of the decision in Cape Cod Hospital v. Sebelius. For federal fiscal year 2013, the DRG payment rates were increased by 2.9% to restore the one-time recoupment adjustment made to the national standardized amount for federal fiscal year 2012 and reduced by 1.9% for documentation and coding; reduced by 0.7% for the multi-factor productivity adjustment; and reduced by 0.1% in accordance with the Reform Legislation. In addition, for federal fiscal year 2014, the DRG payment rates were reduced by 0.8% for documentation and coding; reduced by 0.5% for the multi-factor productivity adjustment; reduced by 0.3% in accordance with the Reform Legislation; reduced 0.2% for the admissions and medical review criteria; and reduced 0.4% for changes in the DSH payment methodology. The rates are also adjusted for readmissions reduction factors and value-based purchasing factors for federal fiscal year 2014. The Deficit Reduction Act of 2005 imposed a two percentage point reduction to the market basket index beginning October 1, 2007, and each year thereafter, if patient quality data is not submitted. We are complying with this data submission requirement. Future legislation may decrease the rate of increase for DRG payments or even decrease such payment rates, but we are not able to predict the amount of any reduction or the effect that any reduction will have on us.

In addition, hospitals may qualify for Medicare disproportionate share payments when their percentage of low income patients exceeds specified regulatory thresholds. A majority of our hospitals qualify to receive Medicare disproportionate share payments. For the majority of our hospitals that qualify to receive Medicare disproportionate share payments, these payments were increased by the Medicare Prescription Drug, Improvement and Modernization Act of 2003, effective April 1, 2004. Effective at the beginning of federal fiscal year 2014, Medicare disproportionate share payments will be reduced by 75% in accordance with the Reform Legislation. The funds from the 75% Medicare disproportionate share reduction are reduced as the U.S. uninsured population declines and are then returned to hospitals depending on the amount of uncompensated care they provide. The funds from the 75% Medicare disproportionate share reduction will continue to be reduced over time as the uninsured population decreases. At this time, we cannot predict an impact for this change. These Medicare disproportionate share and uncompensated care payments as a percentage of operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), were 1.3%, 1.3% and 1.5% for the years ended December 31, 2013, 2012 and 2011, respectively. Hospitals may also qualify for Medicaid disproportionate share payments when they qualify under the state established guidelines. These Medicaid disproportionate share payments as a percentage of operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), were 0.4%, 0.4% and 0.5% for the years ended December 31, 2013, 2012 and 2011, respectively.

Beginning August 1, 2000, we began receiving Medicare reimbursement for outpatient services through a PPS. Under the Balanced Budget Refinement Act of 1999, non-urban hospitals with 100 beds or less were held harmless. The Medicare and Medicaid Extenders Act of 2010 extended the hold harmless provision for non-urban hospitals with 100 beds or less, including non-urban sole community hospitals, through December 31, 2011, at 85% of the hold harmless amount. Of our 131 hospitals at December 31, 2011, 45 qualified for this relief. The Middle Class Tax Relief and Job Creation Act extended the hold harmless provision for non-urban hospitals with 100 beds or less, including non-urban sole community hospitals, through December 31, 2012, at 85% of the hold harmless amount. Of our 135 hospitals at December 31, 2012, 46 qualified for this relief. The hold harmless provision was not extended for 2013. The outpatient conversion factor was increased 2.35% effective January 1, 2011; however, coupled with adjustments to other variables with outpatient PPS, an approximate 2.1% to 2.5% net increase in outpatient payments occurred. The outpatient conversion factor was increased 3.0 % effective January 1, 2012; however, coupled with adjustments to other variables with outpatient PPS, an approximate 2.1% to 2.5% net increase in outpatient payments occurred. The outpatient conversion factor was increased 2.6% effective January 1, 2013; however, coupled with adjustments to other variables with outpatient PPS, an approximate 1.6% to 2.0% net increase in outpatient payments is expected to occur. The outpatient conversion factor was increased 2.5% effective January 1, 2014; however, coupled with adjustments to other variables with outpatient PPS, an approximate 0.8% to 1.1% net increase in outpatient payments is expected to occur. The Medicare Improvements and Extension Act of the Tax Relief and Health Care Act of 2006 imposed a two percentage point reduction to the market basket index beginning January 1, 2009, and each year thereafter, if patient quality data is not submitted. We are complying with this data submission requirement.

The DHHS established a PPS for home health services (i.e., home care) effective October 1, 2000. The home health agency PPS per episodic payment rate increased 1.1% on January 1, 2011; however, coupled with adjustments to other variables with home health agency PPS, an approximate 4.9% net decrease in home health agency payments occurred. The home health agency PPS per episodic payment rate increased 2.4% on January 1, 2012; however, coupled with adjustments to other variables with home health agency PPS, an approximate 2.31% net decrease in home health agency payments occurred. The home health agency PPS per episodic payment rate increased by 2.3% on January 1, 2013; however, coupled with adjustments to other variables with home health agency PPS, an approximate 0.01% net decrease in home health agency payments is expected to occur. The home health agency PPS per episodic payment rate increased by 2.3% on January 1, 2014; however, coupled with adjustments to other variables with home health agency PPS, an approximate 1.05% net decrease in home health agency payments is expected to occur. The Reform Legislation increases the home health agency PPS per episodic payment rate by 3.0% for home health services provided to patients in rural areas on or after April 1, 2010 through December 31, 2016. The Deficit Reduction Act of 2005 imposed a two percentage point reduction to the market basket index beginning January 1, 2007, and each year thereafter, if patient quality data is not submitted. We are complying with this data submission requirement.

The Medicare reimbursement discussed above was reduced in 2013 due to federal legislation that required across-the-board spending cuts to the federal budget, also known as sequestration. These sequestration cuts included reductions in payments for Medicare and other federally funded healthcare programs, including TRICARE. Such cuts were originally identified to go into effect on January 1, 2013 as part of the Budget Control Act of 2011, which was passed as the result of attempts by the government to reduce the federal budget deficit. The passage of the American Taxpayer Relief Act of 2012 delayed the effective date of the sequestration until March 1, 2013, with the sequester-related Medicare reimbursement cuts beginning April 1, 2013. The Budget Control Act of 2011 continues the sequester-related Medicare reimbursement cuts through federal fiscal year 2021.

The Pathway for SGR Reform Act of 2013 delayed the effective date of a scheduled payment reduction for physicians and other practitioners who treat Medicare patients from January 1, 2014 to April 1, 2014. Additionally, provisions in the law extended the Medicare Inpatient Low Volume payment and Medicare Dependent Hospital program to qualifying hospitals through March 31, 2014. If additional legislation is not passed to further delay or eliminate the scheduled payment reduction for physicians and other practitioners or extend the Medicare hospital payment programs, we could experience a reduction in future reimbursement.

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

Supply Contracts

In March 2005, we began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust, a GPO in which we are a noncontrolling partner. As of December 31, 2013, we had a 17.9% ownership interest in HealthTrust. By participating in this organization, we are able to procure items at competitively priced rates for our hospitals. There can be no assurance that our arrangement with HealthTrust will continue to provide the discounts that we have historically received.

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

We have a Code of Conduct which applies to all directors, officers, employees and consultants, and a confidential disclosure program to enhance the statement of ethical responsibility expected of our employees and business associates who work in the accounting, financial reporting and asset management areas of our Company. Our Code of Conduct is posted on our website at www.chs.net/company-overview/code-of-conduct.

Employees

At December 31, 2013, we employed approximately 69,000 full-time employees and 18,000 part-time employees. We have approximately 8,000 employees who are union members. We currently believe that our labor relations are good.

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

We are significantly leveraged. Our wholly-owned subsidiary CHS/Community Health Systems, Inc., or CHS, has obtained senior secured financing under a credit facility, or Credit Facility, with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The discussion and the table below describe our level of indebtedness and other information as of December 31, 2013. As of December 31, 2013, a $750 million revolving credit facility was available to us for working capital and general corporate purposes under the Credit Facility, with $19.4 million of the revolving credit facility being set aside for outstanding letters of credit. On November 5, 2010, we entered into an amendment and restatement of our existing Credit Facility, which extended by two and a half years, until January 25, 2017 (subject to customary acceleration events), the maturity date of $1.5 billion of our existing term loans under the Credit Facility. In addition, effective February 2, 2012, we completed an additional amendment and restatement of the Credit Facility, which extended by two and a half years the maturity date of an additional $1.6 billion of our term loans due 2014 under the Credit Facility, until January 25, 2017 (subject to customary acceleration events).

On March 6, 2012, we obtained a new $750 million incremental term loan A facility, or the Incremental Term Loan, with a maturity date of October 25, 2016, subject to the terms and conditions set forth in the Credit Agreement. The proceeds of the Incremental Term Loan were used to prepay the same amount of the existing term loans due July 25, 2017 under the Credit Facility. On August 22, 2012, we entered into a loan modification agreement with respect to the Credit Facility to extend approximately $340 million of the term loans due 2014 to match the maturity date and interest rate margins of the term loans due January 25, 2017. The proceeds from the issuance of the 5 1⁄8% Senior Secured Notes discussed below were used to prepay $1.6 billion of the term loans due 2014.

On August 12, 2013, CHS entered into Amendment No. 3 to the Credit Facility to provide increased flexibility for CHS to incur debt by amending certain terms of the Credit Facility, including the maximum leverage ratio and secured leverage ratio covenant levels. In addition, the amendment includes pricing protection for certain term loans due January 25, 2017, which specifies an increased margin in certain instances. The amendment also provides for a total leverage-based step-up to the applicable margin of the term loans due January 25, 2017 and the term loans due July 25, 2014. The pricing of the loans under the Credit Facility will otherwise remain unchanged. During the year ended December 31, 2013, we paid down $206.5 million of the term loans due 2014. The remaining balance of the non-extended term loans due 2014 at December 31, 2013 of approximately $59.6 million was paid as part of the financing for the HMA merger.

On November 22, 2011, CHS completed its offering of $1.0 billion aggregate principal amount of 8% Senior Notes due 2019, or the 8% Senior Notes, which were issued in a private placement. The net proceeds from this issuance, together with available cash on hand, were used to finance the purchase of up to $1.0 billion aggregate principal amount of CHS’ then outstanding 8 7⁄8% Senior Notes and related fees and expenses. The 8% Senior Notes are unsecured senior obligations of CHS and are guaranteed on a senior basis by us and by certain of our domestic subsidiaries. On March 21, 2012, CHS completed its offering of $1.0 billion aggregate principal amount of additional 8% Senior Notes. The net proceeds from this issuance, together with available cash on hand, were used to finance the purchase of approximately $850 million aggregate principal amount of the then outstanding 8 7⁄8% Senior Notes, to pay related fees and expenses and for general corporate purposes. On July 18, 2012, CHS completed its offering of $1.2 billion aggregate principal amount of 7 1⁄8% Senior Notes due 2020, or the 7 1⁄8% Senior Notes. A portion of the net proceeds from this issuance were used to purchase approximately $639.7 million principal amount (out of the then approximately $934.3 million total aggregate principal amount outstanding) of 8 7⁄8% Senior Notes that were validly tendered and not validly withdrawn in the cash tender commenced on July 3, 2012, to pay for consents delivered in connection therewith and to pay related fees and expenses. On August 17, 2012, pursuant to our redemption option, we redeemed the remaining $294.6 million principal outstanding of the 8 7⁄8% Senior Notes. The 8% Senior Notes and the 7 1⁄8% Senior Notes are its unsecured senior obligations and are guaranteed on a senior basis by us and by certain of our domestic subsidiaries. On August 17, 2012, CHS completed its offering of $1.6 billion aggregate principal amount of 5 1⁄8% Senior Secured Notes due 2018, or the 5 1⁄8% Senior Secured Notes. The net proceeds from this issuance, together with available cash on hand, were used to finance the prepayment of $1.6 billion of the then outstanding term loans due 2014 under the Credit Facility and related fees and expenses.

On March 21, 2012, we entered into an accounts receivable loan agreement, or the Receivables Facility, with a group of lenders and banks with a maximum borrowing capacity of $300 million, as amended on March 7, 2013 to $500 million, and with an expiration date of March 21, 2015. The existing and future patient-related accounts receivable for certain of the Company’s hospitals serve as collateral for the outstanding borrowings under the Receivables Facility. The outstanding borrowings at December 31, 2013, pursuant to the Receivables Facility totaled $500.0 million.

With the exception of some small principal payments of our term loans under our Credit Facility, approximately $59.6 million of term loans under our Credit Facility mature in 2014, the remaining $3.352 billion in term loans mature in 2017, our 5 1⁄8% Senior Secured Notes are due in 2018, our 8% Senior Notes are due in 2019 and our 7 1⁄8% Senior Notes are due 2020. The remaining $637.5 million in term loans under the incremental term loan A facility mature in 2016 and require quarterly amortization payments of 2.5% per quarter during 2013 and 2014, 3.75% per quarter during 2015 and 15% per quarter during 2016 through the maturity date, in each case, subject to customary adjustments for prepayments, with the balance payable in full on the maturity date.

December 31, 2013
($ in millions)

Senior secured credit facility term loans	$4,050.1
8% Senior Notes	2,020.3
7 1⁄8% Senior Notes	1,200.0
5 1⁄8% Senior Secured Notes	1,600.0
Receivables Facility	500.0
Other	83.0

Total debt	$9,453.4

Community Health Systems, Inc. stockholders’ equity	$3,067.8

As of December 31, 2013, our approximately $2.0 billion notional amount of interest rate swap agreements outstanding represented approximately 44% of our variable rate debt. On a prospective basis, a 1% change in interest rates on the remaining unhedged variable rate debt existing as of December 31, 2013, would result in interest expense fluctuating approximately $25.5 million per year.

The Credit Facility and/or the 8% Senior Notes, the 7 1⁄8% Senior Notes and the 5 1⁄8% Senior Secured Notes, or collectively known as the Notes, contain various covenants that limit our ability to take certain actions, including our ability to:

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

The counterparty to the interest rate swap agreements exposes us to credit risk in the event of non-performance. However, at December 31, 2013, we do not anticipate non-performance by the counterparty due to the net settlement feature of the agreements and our net liability position with respect to most of our counterparties.

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

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the periods indicated:

	Year Ended December 31,
	2009	2010	2011	2012	2013

Ratio of earnings to fixed charges (1)	1.60 x	1.69 x	1.61 x	1.66 x	1.45 x

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

We may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing the Notes do not fully prohibit us from doing so. For example, under the indentures for the 8% Senior Notes, the 7 1⁄8% Senior Notes and the 5 1⁄8% Senior Secured Notes, as of December 31, 2013, we may incur up to approximately $4.8 billion pursuant to a credit facility and $500 million for a qualified receivables transaction, less certain amounts repaid with the proceeds of asset dispositions. As of December 31, 2013, our Credit Facility and Receivables Facility provided for commitments of up to approximately $5.3 billion in the aggregate. Additionally, as of December 31, 2013, our Credit Facility also gave us the ability to provide for one or more additional tranches of term loans in the aggregate principal amount of up to $1.0 billion without the consent of the existing lenders if specified criteria are satisfied. If new debt is added to our current debt levels, the related risks that we now face could be further exacerbated.

Failure to achieve expected benefits of the HMA merger and to integrate HMA’s operations with ours could adversely affect us and the market price of our common stock.

Although we expect to realize strategic, operational and financial benefits as a result of the HMA merger, we cannot be certain whether, and to what extent, such benefits will be achieved in the future. In particular, the success of the merger will depend on achieving efficiencies and cost savings, and no assurances can be given that we will be able to do so. For example, costs associated with HMA’s legal proceedings and other loss contingencies may be greater than expected, and could exceed the amount of any reduction in payment under the CVRs issued in the HMA merger to HMA stockholders. In addition, in order to obtain the benefits of the merger, we must integrate HMA’s operations. Such integration may be complex and the failure to do so quickly and effectively may negatively affect earnings.

In addition, the market price of our common stock may decline as a result of the merger if our integration of HMA is unsuccessful, takes longer than expected or fails to achieve financial benefits to the extent anticipated by financial analysts or investors, or the effect of the merger on our financial results is otherwise not consistent with the expectations of financial analysts or investors.

HMA is the subject of legal proceedings that, if resolved unfavorably, could have an adverse effect on us, and HMA may be subject to other loss contingencies, both known and unknown.

HMA is a party to various ongoing government investigations, legal proceedings and other related matters. Those proceedings include, among other things, government investigations. In addition, HMA is and may become subject to other loss contingencies, both known and unknown, which may relate to past, present and future facts, events, circumstances and occurrences. Should an unfavorable outcome occur in some or all of HMA’s legal proceedings or other loss contingencies, or if successful claims and other actions are brought against HMA in the future, there could be a material adverse impact on our financial position, results of operations and liquidity following the merger and our ability to achieve expected benefits of the merger.

In particular, government investigations, as well as qui tam lawsuits, may lead to material fines, penalties, damages payments or other sanctions, including exclusion from government healthcare programs. The costs relating to these matters could exceed the amount of any reduction in payment under the CVRs. Settlements of lawsuits involving Medicare and Medicaid issues routinely require both monetary payments and corporate integrity agreements, each of which could have a materially adverse effect on our business, financial condition, results of operations and/or cash flows.

We incurred substantial additional indebtedness in connection with the HMA merger.

In connection with the HMA merger, we entered into financing arrangements. We used this financing to pay, in part, the cash portion of the merger consideration and a portion of the fees and expenses related to the merger, which included the repayment of certain outstanding indebtedness of HMA. This additional indebtedness of ours may limit our operating flexibility and may otherwise strain our liquidity and financial condition.

As a result of the HMA merger, our goodwill, indefinite-lived intangible assets, and other intangible assets in our consolidated balance sheet increased. If our goodwill, indefinite-lived intangible assets, or other intangible assets become impaired in the future, we would be required to record a material, non-cash charge to earnings, which would also reduce our stockholders’ equity.

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

We are required to file 2013 audited financial statements for HMA with the SEC.

The audited financial statements of HMA as of and for the year ended December 31, 2013, are required to be filed by us with the SEC within 71 days after the acquisition was required to be reported on a Current Report on Form 8-K. If we are unable to complete and file the audited financial statements within the required timeframe we could be out of compliance with the SEC’s timely filer status, potentially limiting our ability to file future registration statements or make public offerings of debt or equity securities.

If competition decreases our ability to acquire additional hospitals on favorable terms, we may be unable to execute our acquisition strategy.

An important part of our business strategy is to acquire two to four hospitals each year. However, not-for-profit hospital systems and other for-profit hospital companies generally attempt to acquire the same type of hospital as we do. Some of these other purchasers have greater financial resources than us. Our principal competitors for acquisitions have included HMA and LifePoint Hospitals, Inc. On some occasions, we also compete with HCA Holdings, Inc., Universal Health Services, Inc., other non-public, for-profit hospitals and local market hospitals. In addition, some hospitals are sold through an auction process, which may result in higher purchase prices than we believe are reasonable. Therefore, we may not be able to acquire additional hospitals on terms favorable to us.

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

Some of our hospitals operate in primary service areas where they compete with one other hospital; 33 of our hospitals competed with more than one other hospital in their respective primary service areas as of December 31, 2013. Some of these competing hospitals use equipment and services more specialized than those available at our hospitals. In addition, some competing hospitals are owned by tax-supported governmental agencies or not-for-profit entities supported by endowments and charitable contributions. These hospitals do not pay income or property taxes, and can make capital expenditures without paying sales tax. We also face competition from other specialized care providers, including outpatient surgery, orthopedic, oncology and diagnostic centers.

We expect that these competitive trends will continue. Our inability to compete effectively with other hospitals and other healthcare providers could cause local residents to use other hospitals.

The failure to obtain our medical supplies at favorable prices could cause our operating results to decline.

We have a participation agreement with HealthTrust, a GPO. This agreement extends to January 2015, with automatic renewal terms of one year, unless either party terminates by giving notice of non-renewal. GPOs attempt to obtain favorable pricing on medical supplies with manufacturers and vendors who sometimes negotiate exclusive supply arrangements in exchange for the discounts they give. To the extent these exclusive supply arrangements are challenged or deemed unenforceable, we could incur higher costs for our medical supplies obtained through HealthTrust. These higher costs could cause our operating results to decline.

There can be no assurance that our arrangement with HealthTrust will provide the discounts we expect to achieve.

If the fair value of our reporting units declines, a material non-cash charge to earnings from impairment of our goodwill could result.

At December 31, 2013, we had approximately $4.4 billion of goodwill recorded on our books. We expect to recover the carrying value of this goodwill through our future cash flows. On an ongoing basis, we evaluate, based on the fair value of our reporting units, whether the carrying value of our goodwill is impaired. If the carrying value of our goodwill is impaired, we may incur a material non-cash charge to earnings.

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

Starting in 2014, the Reform Legislation may result in an increase in the number of patients using our facilities who have health insurance coverage. The Congressional Budget Office, or CBO, anticipates that, as a result of the Reform Legislation, millions of uninsured Americans across the nation could gain coverage through health insurance exchanges and Medicaid expansion. Based on CBO projections as issued on May 14, 2013, and July 30, 2013, the incremental insurance coverage due to the Reform Legislation could result in 13 million and 25 million formerly uninsured Americans gaining coverage by the end of 2014 and 2016, respectively. The CBO projects, by the end of 2016, a 45% reduction in the number of nonelderly Americans who remain uninsured due to the effects on insurance coverage from the Reform Legislation. The 29 states in which we operate hospitals include nine of the 10 states with the highest percentage of nonelderly uninsured people from among the state’s nonelderly population. More broadly, the 29 states in which we operate hospitals include 26 of the 30 states with the highest percentage of nonelderly uninsured people from among the state’s nonelderly population.

We have healthcare reform outreach efforts underway in select markets. Such efforts include the expanded use of eligibility screening services, select facility designations as Certified Application Counselor Organizations, and approximately 400 volunteers and staff members trained and designated as Certified Application Counselors, or CACs. These CACs will assist people in understanding and, if appropriate, enrolling in new coverage options, including, but not limited to Qualified Health Plans, or QHPs, on the health insurance exchange or marketplace, Medicaid Expansion, the Children’s Health Insurance Program, and the Medicaid program for those eligible but not yet enrolled.

Our hospitals are well positioned to participate in the provider networks of various QHPs offering plan options on the health insurance exchanges. As of December 31, 2013, 134 of 135 of our hospitals participated in a health insurance exchange agreement, 95% of our hospitals possessed two or more contracts, 90% of our hospitals had a contract with the first or second lowest cost bronze plans (QHPs with a 60% actuarial value), and 92% of our hospitals had a contract with the first or second lowest cost silver plans (QHPs with a 70% actuarial value). Most of our exchange reimbursement arrangements reflect a slight discount to that of commercial rates.

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

On June 28, 2012, the Supreme Court of the United States largely upheld the constitutionality of the Reform Legislation, though it overturned an aspect of the legislation that would have permitted the Federal government to withhold all Medicaid funding from a state if that state did not expand Medicaid coverage to the extent required by the Reform Legislation. The Supreme Court’s ruling instead held that only new incremental funding could be withheld from a state in such a situation. As a result, states will face less severe financial consequences if they refuse to expand Medicaid coverage to individuals with incomes below certain thresholds. Since the Supreme Court’s ruling, some states have suggested that, for budgetary and other reasons, they would not expand their Medicaid programs. If states refuse to expand their Medicaid programs, the number of uninsured patients at our hospitals will decline by a smaller margin as compared to our expectations when the Reform Legislation was first adopted. In response to the Supreme Court ruling, the previous estimates of the reduction in uninsured individuals as a result of the Reform Legislation have been revised, with approximately 25 million additional individuals expected to have health insurance coverage by 2016. Of the 29 states in which we operate hospitals, 12 states are expanding their Medicaid programs. At this time, the other 17 states are not expanding Medicaid coverage. Indiana, Pennsylvania and Texas, where we operated a significant number of hospitals as of December 31, 2013, are three of the states that are not expanding Medicaid coverage. After giving effect to the HMA merger, we will also operate a significant number of hospitals in Florida and Tennessee, which also have not expanded Medicaid coverage. In addition, three of the states that are not expanding Medicaid, including Pennsylvania, are evaluating options such as waiver plans to operate an alternative Medicaid expansion plan.

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

In 2013, 34.6% of our operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), came from the Medicare and Medicaid programs. Federal healthcare expenditures continue to increase and state governments continue to face budgetary shortfalls as a result of the current economic downturn and accelerating Medicaid enrollment. As a result, federal and state governments have made, and continue to make, significant changes in the Medicare and Medicaid programs. Some of these changes have decreased, or could decrease, the amount of money we receive for our services relating to these programs.

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

In recent years, physicians, hospitals and other healthcare providers have become subject to an increasing number of legal actions alleging malpractice, product liability, or related legal theories. Even in states that have imposed caps on damages, litigants are seeking recoveries under new theories of liability that might not be subject to the caps on damages. Many of these actions involve large claims and significant defense costs. To protect us from the cost of these claims, we maintain claims made professional malpractice liability insurance and general liability insurance coverage in excess of those amounts for which we are self-insured. This insurance coverage is in amounts that we believe to be sufficient for our operations. However, our insurance coverage does not cover all claims against us or may not continue to be available at a reasonable cost for us to maintain adequate levels of insurance. As a percentage of net operating revenues, our expense related to malpractice and other professional liability claims, including the cost of excess insurance, decreased by 0.2% in 2013, was relatively unchanged in 2012, and decreased by 0.2% in 2011. If these costs rise rapidly, our profitability could decline. For a further discussion of our insurance coverage, see our discussion of professional liability claims in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this Report.

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

We derive a significant amount of our net operating revenues from governmental healthcare programs, primarily from the Medicare and Medicaid programs. The reimbursements due to us from those programs are subject to legislative and regulatory changes that can have a significant impact on our operating results. When delays occur in the passage of regulations or legislation, there is the potential for material increases or decreases in operating revenues to be recognized in periods subsequent to when such related services were performed, resulting in the potential for a material effect on our consolidated financial position and consolidated results of operations.

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

If our development and implementation of information systems to comply with ICD-10 coding is not effective or is not implemented timely, our consolidated results of operations could be adversely affected.

All healthcare providers covered by HIPAA, including our hospitals, are required to transition by October 1, 2014 to the ICD-10 code set used to report medical diagnoses and inpatient procedures. ICD-10 significantly expands the number of and detail in the codes used to bill providers for inpatient services. We are in the process of transitioning all of our hospitals to the ICD-10 coding system, which involves a significant amount of capital investment in technology and coding of our information systems, as well as significant costs for training of hospital staff involved with coding and billing. In addition to these costs for transition to ICD-10, if our hospitals are not able to meet the deadline for transition, or if there is difficulty in transitioning our coding and billing processes to this significantly more detailed code set, we could experience a material adverse effect on our operations and our consolidated results of operations.

This Report includes forward-looking statements which could differ from actual future results.

Some of the matters discussed in this Report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	general economic and business conditions, both nationally and in the regions in which we operate,

•	implementation and effect of adopted and potential federal and state healthcare legislation,

•	risks associated with our substantial indebtedness, leverage and debt service obligations,

•	demographic changes,

•	changes in, or the failure to comply with, governmental regulations,

•	potential adverse impact of known and unknown government investigations, audits, and Federal and State False Claims Act litigation and other legal proceedings,

•	our ability, where appropriate, to enter into and maintain managed care provider arrangements and the terms of these arrangements,

•	changes in, or the failure to comply with, managed care provider contracts, which could result in, among other things, disputes and changes in reimbursements, both prospectively and retroactively,

•	changes in inpatient or outpatient Medicare and Medicaid payment levels,

•	increases in the amount and risk of collectability of patient accounts receivable,

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply costs due to market pressure from pharmaceutical companies and new product releases,

•	liabilities and other claims asserted against us, including self-insured malpractice claims,

•	competition,

•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers,

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals,

•	changes in medical or other technology,

•	changes in U.S. GAAP,

•	the availability and terms of capital to fund additional acquisitions or replacement facilities,

•	our ability to successfully make acquisitions or complete divestitures,

•	our ability to successfully integrate any acquired hospitals, including those of HMA, or to recognize expected synergies from acquisitions,

•	the impact of the acquisition of HMA on third-party relationships,

•	our ability to obtain adequate levels of general and professional liability insurance and

•	timeliness of reimbursement payments received under government programs.

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

For each of our hospitals owned or leased as of December 31, 2013, the following table shows its location, the date of its acquisition or lease inception and the number of licensed beds:

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Alabama

LV Stabler Memorial Hospital	Greenville	72	October, 1994	Owned

South Baldwin Regional Medical Center	Foley	112	June, 2000	Leased

Cherokee Medical Center	Centre	60	April, 2006	Owned

Dekalb Regional Medical Center	Fort Payne	134	April, 2006	Owned

Trinity Medical Center	Birmingham	534	July, 2007	Owned

Flowers Hospital	Dothan	235	July, 2007	Owned

Medical Center Enterprise	Enterprise	131	July, 2007	Owned

Gadsden Regional Medical Center	Gadsden	346	July, 2007	Owned

Crestwood Medical Center	Huntsville	150	July, 2007	Owned

Alaska

Mat-Su Regional Medical Center	Palmer	74	July, 2007	Owned

Arizona

Payson Regional Medical Center	Payson	44	August, 1997	Leased

Western Arizona Regional Medical Center	Bullhead City	139	July, 2000	Owned

Northwest Medical Center	Tucson	300	July, 2007	Owned

Northwest Medical Center Oro Valley	Oro Valley	144	July, 2007	Owned

Arkansas

Harris Hospital	Newport	133	October, 1994	Owned

Helena Regional Medical Center	Helena	155	March, 2002	Leased

Forrest City Medical Center	Forrest City	118	March, 2006	Leased

Northwest Health System

Northwest Medical Center - Bentonville	Bentonville	128	July, 2007	Owned

Northwest Medical Center - Springdale	Springdale	222	July, 2007	Owned

Northwest Medical Center - Willow Creek Women’s Hospital	Johnson	64	July, 2007	Owned

Siloam Springs Regional Hospital	Siloam Springs	73	February, 2009	Owned

Medical Center of South Arkansas	El Dorado	166	April, 2009	Leased

California

Barstow Community Hospital	Barstow	30	January, 1993	Owned

Fallbrook Hospital	Fallbrook	47	November, 1998	Operated (2)

Watsonville Community Hospital	Watsonville	106	September, 1998	Owned

Florida

Lake Wales Medical Center	Lake Wales	160	December, 2002	Owned

North Okaloosa Medical Center	Crestview	110	March, 1996	Owned

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Georgia

Fannin Regional Hospital	Blue Ridge	50	January, 1986	Owned

Trinity Hospital of Augusta	Augusta	231	July, 2007	Leased

Illinois

Crossroads Community Hospital	Mt. Vernon	57	October, 1994	Owned

Gateway Regional Medical Center	Granite City	367	January, 2002	Owned

Heartland Regional Medical Center	Marion	98	October, 1996	Owned

Red Bud Regional Hospital	Red Bud	31	September, 2001	Owned

Galesburg Cottage Hospital	Galesburg	173	July, 2004	Owned

MetroSouth Medical Center	Blue Island	330	March, 2012	Owned

Vista Medical Center East	Waukegan	228	July, 2006	Owned

Vista Medical Center West (psychiatric and rehabilitation beds)	Waukegan	71	July, 2006	Owned

Union County Hospital	Anna	25	November, 2006	Leased

Indiana

Porter Hospital	Valparaiso	301	May, 2007	Owned

Lutheran Health Network

Bluffton Regional Medical Center	Bluffton	79	July, 2007	Owned

Dupont Hospital	Fort Wayne	131	July, 2007	Owned

Lutheran Hospital	Fort Wayne	396	July, 2007	Owned

Lutheran Musculoskeletal Center	Fort Wayne	39	July, 2007	Owned

Lutheran Rehabilitation Hospital (rehabilitation)	Fort Wayne	36	July, 2007	Owned

St. Joseph’s Hospital	Fort Wayne	191	July, 2007	Owned

Dukes Memorial Hospital	Peru	25	July, 2007	Owned

Kosciusko Community Hospital	Warsaw	72	July, 2007	Owned

Kentucky

Parkway Regional Hospital	Fulton	70	May, 1992	Owned

Three Rivers Medical Center	Louisa	90	May, 1993	Owned

Kentucky River Medical Center	Jackson	55	August, 1995	Leased

Louisiana

Byrd Regional Hospital	Leesville	60	October, 1994	Owned

Northern Louisiana Medical Center	Ruston	159	April, 2007	Owned

Women & Children’s Hospital	Lake Charles	88	July, 2007	Owned

Mississippi

Wesley Medical Center	Hattiesburg	211	July, 2007	Owned

River Region Health System	Vicksburg	341	July, 2007	Owned

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Missouri

Moberly Regional Medical Center	Moberly	101	November, 1993	Owned

Northeast Regional Medical Center	Kirksville	115	December, 2000	Leased

Nevada

Mesa View Regional Hospital	Mesquite	25	July, 2007	Owned

New Jersey

Memorial Hospital of Salem County	Salem	140	September, 2002	Owned

New Mexico

Mimbres Memorial Hospital	Deming	25	March, 1996	Owned

Eastern New Mexico Medical Center	Roswell	162	April, 1998	Owned

Alta Vista Regional Hospital	Las Vegas	54	April, 2000	Owned

Carlsbad Medical Center	Carlsbad	115	July, 2007	Owned

Lea Regional Medical Center	Hobbs	202	July, 2007	Owned

Mountain View Regional Medical Center	Las Cruces	168	July, 2007	Owned

North Carolina

Martin General Hospital	Williamston	49	November, 1998	Leased

Ohio

Affinity Medical Center	Massillon	156	July, 2007	Owned

Valleycare System of Ohio

Northside Medical Center	Youngstown	355	October, 2010	Owned

Trumbull Memorial Hospital	Warren	311	October, 2010	Owned

Hillside Rehabilitation Hospital (rehabilitation)	Warren	69	October, 2010	Owned

Oklahoma

Ponca City Medical Center	Ponca City	140	May, 2006	Owned

Deaconess Hospital	Oklahoma City	291	July, 2007	Owned

Woodward Regional Hospital	Woodward	87	July, 2007	Leased

Oregon

McKenzie-Willamette Medical Center	Springfield	113	July, 2007	Owned

Pennsylvania

Commonwealth Health Network

Berwick Hospital	Berwick	101	March, 1999	Owned

Wilkes-Barre General Hospital	Wilkes-Barre	412	April, 2009	Owned

First Hospital Wyoming Valley (psychiatric)	Wilkes-Barre	155	April, 2009	Owned

Regional Hospital of Scranton	Scranton	230	May, 2011	Owned

Special Care Hospital	Nanticoke	67	May, 2011	Leased

Tyler Memorial Hospital	Tunkhannock	48	May, 2011	Owned

Moses Taylor Hospital	Scranton	217	January, 2012	Owned

Mid-Valley Hospital	Peckville	25	January, 2012	Owned

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Brandywine Hospital	Coatesville	169	June, 2001	Owned

Chestnut Hill Hospital	Philadelphia	135	February, 2005	Owned

Easton Hospital	Easton	238	October, 2001	Owned

Jennersville Regional Hospital	West Grove	63	October, 2001	Owned

Lock Haven Hospital	Lock Haven	47	August, 2002	Owned

Pottstown Memorial Medical Center	Pottstown	224	July, 2003	Owned

Phoenixville Hospital	Phoenixville	151	August, 2004	Owned

Sunbury Community Hospital	Sunbury	89	October, 2005	Owned

Memorial Hospital	York	100	July, 2012	Owned

South Carolina

Marlboro Park Hospital	Bennettsville	102	August, 1996	Leased

Chesterfield General Hospital	Cheraw	59	August, 1996	Leased

Springs Memorial Hospital	Lancaster	231	November, 1994	Owned

Mary Black Memorial Hospital	Spartanburg	207	July, 2007	Owned

Carolinas Hospital System — Florence	Florence	420	July, 2007	Owned

Carolinas Hospital System - Marion	Mullins	124	July, 2010	Owned

Tennessee

Lakeway Regional Hospital	Morristown	135	May, 1993	Owned

Regional Hospital of Jackson	Jackson	152	January, 2003	Owned

Dyersburg Regional Medical Center	Dyersburg	225	January, 2003	Owned

Haywood Park Community Hospital	Brownsville	62	January, 2003	Owned

Henderson County Community Hospital	Lexington	45	January, 2003	Owned

McKenzie Regional Hospital	McKenzie	45	January, 2003	Owned

McNairy Regional Hospital	Selmer	45	January, 2003	Owned

Volunteer Community Hospital	Martin	100	January, 2003	Owned

Heritage Medical Center	Shelbyville	60	July, 2005	Owned

Sky Ridge Medical Center	Cleveland	351	October, 2005	Owned

Gateway Medical Center	Clarksville	270	July, 2007	Owned

Texas

Big Bend Regional Medical Center	Alpine	25	October, 1999	Owned

Scenic Mountain Medical Center	Big Spring	150	October, 1994	Owned

Hill Regional Hospital	Hillsboro	116	October, 1994	Leased

Lake Granbury Medical Center	Granbury	83	January, 1997	Leased

South Texas Regional Medical Center	Jourdanton	67	November, 2001	Owned

Laredo Medical Center	Laredo	326	October, 2003	Owned

Weatherford Regional Medical Center	Weatherford	99	November, 2006	Leased

Abilene Regional Medical Center	Abilene	231	July, 2007	Owned

Brownwood Regional Medical Center	Brownwood	194	July, 2007	Owned

College Station Medical Center	College Station	167	July, 2007	Owned

			Date of
		Licensed	Acquisition/Lease	Ownership
Hospital	City	Beds(1)	Inception	Type

Navarro Regional Hospital	Corsicana	162	July, 2007	Owned

Longview Regional Medical Center	Longview	250	July, 2007	Owned

Woodland Heights Medical Center	Lufkin	149	July, 2007	Owned

San Angelo Community Medical Center	San Angelo	171	July, 2007	Owned

DeTar Healthcare System	Victoria	304	July, 2007	Owned

Cedar Park Regional Medical Center	Cedar Park	85	December, 2007	Owned

Tomball Regional Hospital	Tomball	358	October, 2011	Owned

Utah

Mountain West Medical Center	Tooele	44	October, 2000	Owned

Virginia

Southern Virginia Regional Medical Center	Emporia	80	March, 1999	Owned

Southampton Memorial Hospital	Franklin	105	March, 2000	Owned

Southside Regional Medical Center	Petersburg	300	August, 2003	Owned

Washington

Rockwood Health System

Deaconess Hospital	Spokane	388	October, 2008	Owned

Valley Hospital	Spokane Valley	123	October, 2008	Owned

West Virginia

Plateau Medical Center	Oak Hill	25	July, 2002	Owned

Greenbrier Valley Medical Center	Ronceverte	122	July, 2007	Owned

Bluefield Regional Medical Center	Bluefield	240	October, 2010	Owned

Wyoming

Evanston Regional Hospital	Evanston	42	November, 1999	Owned

Total Licensed Beds at December 31, 2013		20,180

(1)	Licensed beds are the number of beds for which the appropriate state agency licenses a facility regardless of whether the beds are actually available for patient use.
(2)	We operate this hospital under a lease-leaseback and operating agreement. We recognize all operating statistics, revenues and expenses associated with this hospital in our consolidated financial statements.

The real property of substantially all of our wholly-owned hospitals is encumbered by mortgages under the Credit Facility.

The following table lists the hospitals owned by joint venture entities in which we do not have a consolidating ownership interest, along with our percentage ownership interest in the joint venture entity as of December 31, 2013. Information on licensed beds was provided by the majority owner and manager of each joint venture. A subsidiary of HCA Holdings, Inc. is the majority owner of Macon Healthcare LLC, and a subsidiary of UHS is the majority owner of Summerlin Hospital Medical Center LLC and Valley Health System LLC.

				Licensed
Joint Venture	Facility Name	City	State	Beds
Macon Healthcare LLC	Coliseum Medical Center (38%)	Macon	GA	250
Macon Healthcare LLC	Coliseum Psychiatric Center (38%)	Macon	GA	60
Macon Healthcare LLC	Coliseum Northside Hospital (38%)	Macon	GA	103
Summerlin Hospital Medical Center LLC	Summerlin Hospital Medical Center (26.1%)	Las Vegas	NV	454
Valley Health System LLC	Desert Springs Hospital (27.5%)	Las Vegas	NV	293
Valley Health System LLC	Valley Hospital Medical Center (27.5%)	Las Vegas	NV	320
Valley Health System LLC	Spring Valley Hospital Medical Center (27.5%)	Las Vegas	NV	231
Valley Health System LLC	Centennial Hills Hospital Medical Center (27.5%)	Las Vegas	NV	171

Item 3. Legal Proceedings

From time to time, we receive various inquiries or subpoenas from state regulators, fiscal intermediaries, the Centers for Medicare and Medicaid Services and the Department of Justice regarding various Medicare and Medicaid issues. In addition to the subpoenas discussed below, we are currently responding to subpoenas and administrative demands concerning certain cardiology procedures, medical records and policies at a New Mexico hospital and a civil investigative demand concerning cardiology devices at a Pennsylvania hospital. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. We are not aware of any pending or threatened litigation that is not covered by insurance policies or reserved for in our consolidated financial statements or which we believe would have a material adverse impact on us; however, some pending or threatened proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. Also, from time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by the Centers for Medicare and Medicaid Services and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action, however, we are not aware of any such exposures that have not been reserved for in our consolidated financial statements or which we believe would have a material adverse impact on us.

U.S. ex rel. Baker vs. Community Health Systems, Inc. (United States District Court for the District of New Mexico)

Our knowledge of this matter originated in early 2006 with correspondence from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” For approximately three years, we provided the Department of Justice with requested documents, met with its personnel on numerous occasions and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified us that it believed that we and three of our New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in the referenced qui tam lawsuit, which alleges that our New Mexico hospitals “caused to be filed” false claims from the period of August 2000 through June 2011. Two of our parent company’s subsidiaries are also defendants in this lawsuit. We continue to vigorously defend this action. On December 4 - 5, 2013, the district court judge heard oral arguments on both sides’ motions for summary judgment. By telephone conference on December 19, 2013, he advised the parties that, with respect to the core motions for summary judgment, he was denying all parties’ motions, concluding that there were issues of fact to be determined at trial. Court ordered mediation has been set for March 12, 2014 and a trial date of October 14, 2014 has been assigned.

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

Department of Justice Investigation of Medicare Short-Stay Admissions from Emergency Departments

In April 2011, we received a document subpoena from the United States Department of Health and Human Services, OIG, in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena was directed to all of our hospitals and requested documents concerning emergency department processes and procedures, including our hospitals’ use of the Pro-MED Clinical Information System, a third-party software system that assists with the management of patient care and provides operational support and data collection for emergency department management. The subpoena also sought information about our relationships with emergency department physicians, including financial arrangements. This investigation is being led by the Department of Justice. We are continuing to cooperate with the government with the ongoing document production, as well as conducting a joint medical necessity review of a sampling of medical records at a small number of hospitals. In 2013, we met with the government twice to review and discuss the investigation. On July 9, 2013, shortly after a second meeting with the government, we were served with an additional document subpoena, as well as civil investigative demands to interview two of our current executives. In further discussions with the government, these additional requests do not reflect an expansion of the pending investigation. We will continue to cooperate with the government in its investigative efforts.

We are currently in negotiations with the Department of Justice about resolving its claims in connection with the Department’s investigation into the Company’s short stay hospital admissions for the years 2005-2010, as well as its investigation at our hospital in Laredo, Texas described in the previous item. Based on those negotiations, which are not final, we believe that a reserve of $101.5 million is sufficient to cover the federal government’s claims for Medicare, Tricare, and Medicaid admissions, certain claims specifically related to our hospital in Laredo, Texas, and other related legal expenses. This reserve is not meant to include third party legal expense. We are also negotiating a corporate integrity agreement with the Office of the Inspector General of the Department of Health and Human Services.

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

Qui Tam Cases – Government Declined Intervention

On June 2, 2011, an order was entered unsealing a relator’s qui tam complaint in the matter of U.S. ex rel. Wood M. Deming, MD, individually and on behalf of Regional Cardiology Consultants, PC v. Jackson-Madison County General Hospital, an Affiliate of West Tennessee Healthcare, Regional Hospital of Jackson, a Division of Community Health Systems Professional Services Corporation, James Moss, individually, Timothy Puthoff, individually, Joel Perchik, MD, individually, and Elie H. Korban, MD, individually. The action is pending in the Western District of Tennessee, Jackson Division. Regional Hospital of Jackson is an affiliated hospital and Mr. Puthoff is a former chief executive officer there. The Order recited that the United States had elected to intervene to a limited degree only concerning the claims against Dr. Korban for false and fraudulent billing for allegedly unnecessary stent procedures and for causing the submission of false claims by the hospitals. On July 28, 2011, we were served by the relator. On June 12, 2013, the government and Dr. Korban filed an advisory that they had reached a “handshake” settlement of all claims pled by the government. On December 17, 2013, the government filed a notice of settlement with Dr. Korban. We believe the claims against our hospital are without merit and we are vigorously defending this case.

On August 8, 2012, an order was entered unsealing a relator’s qui tam complaint in the matter of U.S. and N.M. ex rel. Sally Hansen v. Mimbres Memorial Hospital, et al. This action is pending in the United States District Court for New Mexico. This case cites alleged quality control failures as violations of the Clinical Laboratory Improvement Amendments of 1988 as the basis for a False Claims Act suit. Both the U.S. government and the New Mexico state government declined to intervene in this case. We filed a motion to dismiss and the relator filed an amended complaint. Both the U.S. government and the New Mexico state government have now declined to intervene on this amended complaint. On June 12, 2013, we filed a motion to dismiss the amended complaint. The relator also voluntarily dismissed Community Health Systems, Inc., without prejudice. Our motion to dismiss was granted on November 21, 2013 and relator’s motion for reconsideration of that decision was denied on January 24, 2014. We believe the claim against our hospital is without merit and we are vigorously defending this case.

On December 20, 2013, we became aware of a case styled U.S. ex rel. Macler v. Pinnacle Partners in Medicine, et. al (including our affiliated facility, Pottstown Memorial Medical Center, Pottstown, Pennsylvania), filed on April 17, 2013 in the Eastern District of Pennsylvania. The complaint alleges that certain patients did not receive a post-anesthesia visit as required by the Medicare Conditions of Participation and Pennsylvania law. The Department of Justice has declined to intervene in this case and the case was unsealed on or about December 19, 2013. We previously had not been aware of this case nor had any knowledge of any government investigation of the allegations, but would anticipate that we will vigorously defend it if the case is pursued by the relator.

On February 4, 2014, a redacted case styled (Sealed Party) v. Pottstown Hospital Co., LLC d/b/a Pottstown Memorial Medical Center and Community Health Systems, Inc. was filed in the Eastern District of Pennsylvania. The complaint alleges the hospital traded on call agreements for referrals. There is no indication that the Department of Justice has intervened in this matter. This matter was previously reported in prior filings in the Legal Proceedings section as subpoenas to two Pennsylvania hospitals and one of our subsidiaries concerning on call agreements and physician directorships. We anticipate that we will vigorously defend this matter if it is pursued by the government or the relator.

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

Eliel Ntakirutimana, M.D. and Anesthesia Healthcare Partners of Laredo, P.A., Jose Berlioz, M.D. and Jose Berlioz, M.D., P.A. d/b/a Safari Pediatrics v. Laredo Texas Hospital Company, L.P. d/b/a Laredo Medical Center, CHS/Community Health Systems, Inc., Webb Hospital Corporation, Community Health Systems Professional Services Corporation, Community Health Systems, Inc., Abraham “Abe” Martinez, Argelia “Argie” Martinez, Michael Portacci, Wayne Smith, Timothy P. Adams, and Timothy Schmidt. On December 28, 2012, two physicians and each of their professional associations, who previously contracted as independent contractors with Laredo Medical Center under contracts that could be terminated without cause upon certain written notice, filed a first amended complaint. The first amended complaint alleged claims for breaches of contracts, unjust enrichment, violation of the Texas Theft Liability Act, negligence, breach of fiduciary duty, knowing participation in breach of fiduciary duty, defamation and business disparagement, R.I.C.O., economic duress/coercion, tortious interference with contracts or prospective business relations, conspiracy, respondent superior, actual and apparent authority, ratification, vice-principal liability, and joint enterprise liability. The first amended complaint, in part, alleges facts concerning payments made by Dr. Eliel Ntakirutimana to former Laredo Medical Center CEO, Abe Martinez, who is also a defendant in the suit. On October 23, 2013, an Order staying the case until further notice was entered.

HMA Consolidated Securities Case and Delaware Chancery Case. Three purported class action cases have been filed in the Circuit Court of Collier County, Florida: namely, Aliaga vs. Health Management Associates, Inc. et al., filed August 1, 2013; Lopriore vs. Health Management Associates, et al., filed August 5, 2013; and Copeland vs. Health Management Associates, et al., filed August 8, 2013. All allege a breach of fiduciary duty by the board members of HMA arising out of the approval of the acquisition of HMA by us. Community Health Systems, Inc. and FWCT-2 Acquisition Corporation are named as aiding and abetting the alleged breaches of fiduciary duty. A fourth case, Smilow vs. Health Management Associates, Inc. et al., filed August 13, 2013 does not name us or FWCT-2 Acquisition Corporation as a defendant. These four actions were consolidated into a single action on December 12, 2013, under the caption In re Health Management Associates, Inc. Securities Litigation. On December 20, 2013, the Court denied the plaintiffs’ emergency motion for expedited discovery and proceedings. The Plaintiffs filed a notice of voluntary dismissal on February 7, 2014. An additional case with similar allegations, styled Margolis & Horwitz vs. Health Management Associates, Inc. et al., filed on August 5, 2013 in Delaware Chancery Court was voluntarily dismissed by the plaintiff on November 25, 2013.

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

Certain Legal Proceedings Related to HMA

In connection with the HMA merger, HMA’s SEC filings and submissions identified certain legal proceedings that existed at the date of the acquisition. We will be evaluating these and other matters for future disclosure.

Medicare/Medicaid Billing Lawsuits

On January 11, 2010, HMA and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the False Claims Act. The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division. On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On January 26, 2012, the United States gave notice of its decision not to intervene in this lawsuit. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permitted the plaintiff to file an amended complaint. On March 8, 2012, the plaintiff filed a third amended complaint, which was similar to the first amended complaint and the second amended complaint. On March 26, 2012, the defendants moved to dismiss the third amended complaint on the same bases set forth in earlier motions to dismiss. On March 19, 2013, the U.S. District Court for the Middle District of Florida, Tampa Division, dismissed the third amended complaint with prejudice. On March 28, 2013, the United States of America filed a motion to clarify that the dismissal with prejudice did not relate to the United States. On April 4, 2013, the defendants filed an opposition to the United States’ motion for clarification. The Government’s motion remains pending at this time. On April 16, 2013, the plaintiff filed a motion for relief from judgment and for leave to amend the complaint, and a proposed fourth amended complaint. On April 18, 2013, the plaintiff filed a notice of appeal. On May 2, 2013, the defendants filed an opposition to the plaintiff’s motion for relief from judgment and for leave to amend the complaint for the fourth time. On July 10, 2013, the court denied plaintiff’s motion for relief from judgment and for leave to amend the complaint for the fourth time. The case is now on appeal to the Eleventh Circuit Court of Appeals. On August 26, 2013, plaintiff submitted his initial brief and, on October 15, 2013, defendants filed their answer brief. HMA intends to vigorously defend HMA and its subsidiary against the allegations in this matter.

On July 31, 2013, HMA received a courtesy copy of a qui tam lawsuit captioned United States ex rel. Williams v. Health Management Associates, Inc. HMA has not yet been formally served with that complaint, which is pending in the U.S. District Court for the Middle District of Georgia. The federal government has declined to intervene in that case, but the State of Georgia has decided to intervene. The complaint alleges that the hospital defendants engaged in a kickback scheme with Clínica de la Mama, a prenatal clinic, whereby Clínica de la Mama would provide translation and eligibility services in exchange for the referral of Medicaid patients to the defendant hospitals. The State alleges that these referrals violated the Georgia False Medical Claims Act, the Georgia Medical Assistance Act, and various state laws. HMA denies the allegations in the complaint and HMA intends to vigorously defend HMA against those allegations.

The United States Department of Health and Human Services, OIG and the DOJ, including the Civil Division and U.S. Attorney’s Offices in the Eastern District of Pennsylvania, the Middle District of Florida, the Eastern District of Oklahoma, the Middle District of Tennessee, the Western District of North Carolina, the District of South Carolina and the Middle District of Georgia, are currently investigating HMA and certain of its subsidiaries. HMA believes that such investigations relate to the Anti-Kickback Statute, the Stark law and the False Claims Act and are focused on: (i) physician referrals, including financial arrangements with HMA’s whole-hospital physician joint ventures; (ii) the medical necessity of emergency room tests and patient admissions, including whether the Pro-Med software that HMA used led to any medically unnecessary tests or admissions; and (iii) the medical necessity of certain surgical procedures. HMA further believes that the investigations may have originated as a result of qui tam lawsuits filed on behalf of the United States. In connection with the investigations, United States Department of Health and Human Services, OIG has requested certain records through subpoenas, which apply system-wide, that were served on HMA on May 16, 2011 and July 21, 2011. On June 10, June 26, and July 11, 2013, HMA received additional subpoenas, which supplement the July 21, 2011 subpoena, from the United States Department of Health and Human Services, OIG regional office in Atlanta, Georgia. On June 12, 2013, HMA received an additional subpoena, which supplements the May 16, 2011 subpoena, from the United States Department of Health and Human Services, OIG regional office in Miami Lakes, Florida. Additionally, Government Representatives have interviewed certain of HMA’s current and former employees. HMA is conducting internal investigations and has met with Government Representatives on numerous occasions to respond to their inquiries. HMA intends to cooperate with the Government Representatives during their investigations. At this time, HMA is unable to determine the potential impact, if any, that will result from the final resolution of these investigations.

Beginning during the week of December 16, 2013, the U.S. District Courts for the Middle District of Georgia, the Northern District of Illinois, the Western District of North Carolina, the District of South Carolina, the Eastern District of Pennsylvania, the Middle District of Florida and the Southern District of Florida unsealed dockets in eleven civil actions, publicly revealing eleven qui tam lawsuits filed by private individuals against HMA. The United States has elected to exercise its right to intervene in all or part and litigate all or a portion of eight of these eleven actions and declined to intervene in three. With respect to the eight actions that the United States has agreed to intervene in, at this time, the complaints in the newly unsealed actions in the Western District of North Carolina, the District of South Carolina, the Middle District of Florida, Northern District of Illinois, the Middle District of Georgia, the Eastern District of Pennsylvania and the Southern District of Florida allege that certain HMA hospitals, among other things, inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs, in violation of the False Claims Act. Additionally, the complaints in the newly unsealed actions in the Middle District of Georgia, the Western District of North Carolina, the District of South Carolina, the Northern District of Illinois, and the Eastern District of Pennsylvania allege that the same actions violated various state laws which prohibit false claims. Furthermore, the complaints in the newly unsealed actions in the Middle and Southern Districts of Florida, the Western District of North Carolina, the District of South Carolina, and the Eastern District of Pennsylvania also allege, among other things, that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti- Kickback Statute, and the False Claims Act. In the complaint in the newly unsealed action in the District of South Carolina the government has also intervened as to Gary Newsome, the former Chief Executive Officer of HMA. In the complaint filed by relator David Napoliello, M.D. in the Middle District of Florida, the government has not sought to intervene but has sought to consolidate the case with all of the others in which it has intervened. HMA intends to defend itself against the allegations in these matters, but will also be cooperating with the government in the ongoing investigations of these matters.

Several HMA hospitals received letters during 2009 requesting information in connection with a DOJ investigation relating to kyphoplasty procedures. Kyphoplasty is a minimally invasive spinal procedure used to treat vertebral compression fractures. The DOJ is currently investigating hospitals and hospital operators in multiple states to determine whether certain Medicare claims for kyphoplasty were incorrect when billed as an inpatient service rather than as an outpatient service. HMA believes that the DOJ’s investigation originated with a False Claims Act lawsuit against Kyphon, Inc., the company that developed the kyphoplasty procedure. The requested information has been provided to the DOJ and HMA is cooperating with the investigation. To date, the DOJ has not asserted any monetary or other claims against the HMA hospitals in this matter. Based on the aggregate billings for inpatient kyphoplasty procedures during the period under review that were performed at the HMA hospitals subject to the DOJ’s inquiry, HMA does not believe that the final outcome of this matter will be material.

During September 2010, HMA received a letter from the DOJ indicating that an investigation was being conducted to determine whether certain HMA hospitals improperly submitted claims for the implantation of ICDs. The DOJ’s investigation covers the period commencing with Medicare’s expansion of coverage for ICDs in 2003 to the present. The letter from the DOJ further indicates that the claims submitted by HMA’s hospitals for ICDs and related services need to be reviewed to determine if Medicare coverage and payment was appropriate. During 2010, the DOJ sent similar letters and other requests to a large number of unrelated hospitals and hospital operators across the country as part of a nation-wide review of ICD billing under the Medicare program. HMA is cooperating with the DOJ in its ongoing investigation, which could potentially give rise to claims against HMA and/or certain of its subsidiary hospitals under the False Claims Act or other statutes, regulations or laws. Additionally, HMA is conducting an internal review of hospital medical records related to ICDs that are the subject of the DOJ investigation. To date, the DOJ has not asserted any monetary or other claims against HMA or its hospitals in this matter and, at this time, HMA is unable to determine the potential impact, if any, that will result from the final resolution of the investigation.

On February 22, 2012 and February 24, 2012, HHS-OIG served subpoenas on certain HMA hospitals relating to those hospitals’ relationships with Allegiance Health Management, Inc. (“Allegiance”). Allegiance, which is unrelated to HMA, is a post acute health care management company that provides intensive outpatient psychiatric (“IOP”) services to patients. The HMA hospitals that were served subpoenas were: (i) Central Mississippi Medical Center in Jackson, Mississippi; (ii) Crossgates River Oaks Hospital in Brandon, Mississippi; (iii) Davis Regional Medical Center in Statesville, North Carolina; (iv) Lake Norman Regional Medical Center in Mooresville, North Carolina; (v) the Medical Center of Southeastern Oklahoma in Durant, Oklahoma; and (vi) Natchez Community Hospital in Natchez, Mississippi. Each of those hospitals has or had a contract with Allegiance. Among other things, the subpoenas seek: (i) documents related to the hospitals’ financial relationships with Allegiance; (ii) documents related to patients who received IOP services from Allegiance at the HMA hospitals, including their patient medical records; (iii) documents relating to complaints or concerns regarding Allegiance’s IOP services at the HMA hospitals; (iv) documents relating to employees, physicians and therapists who were involved with the IOP services provided by Allegiance at the HMA hospitals; and (v) other documents related to Allegiance, including leases, contracts, policies and procedures, training documents, budgets and financial analyses. The period of time covered by the subpoenas is January 1, 2008 through the date of subpoena compliance. HMA believes that HHS-OIG has served similar subpoenas on other non-HMA hospitals that had contracts with Allegiance. HMA intends to cooperate with the investigations. At this time, HMA is unable to determine the potential impact that will result from the final resolution of these investigations.

Securities and Exchange Commission Investigation

On April 25, 2013, HMA received a subpoena from the SEC, issued pursuant to an investigation, requesting documents related to accounts receivable, billing write-downs, contractual adjustments, reserves for doubtful accounts, and accounts receivable aging, and revenue from Medicare, Medicaid and from privately insured or uninsured patients. On June 5, 2013, HMA received a supplemental subpoena from the SEC which requests additional financial reports. This investigation is ongoing and HMA is unable to determine the potential course or impact, if any, of this investigation.

In addition to the abovementioned subpoenas and investigations, certain of HMA’s hospitals have received other requests for information from state and federal agencies. HMA is cooperating with all of the ongoing investigations by collecting and producing the requested materials. Because a large portion of HMA’s government investigations are in their early stages, HMA is unable to evaluate the outcome of such matters or determine the potential impact, if any, that could result from their final resolution.

Class Action and Derivative Action Lawsuits

On April 30, 2012, two class action lawsuits that were brought against HMA and certain of its then executive officers, one of whom was at that time also a director, were consolidated in the U.S. District Court for the Middle District of Florida under the caption In Re: Health Management Associates, Inc., et al. and three pension fund plaintiffs were appointed as lead plaintiffs. On July 30, 2012, the lead plaintiffs filed an amended consolidated complaint purportedly on behalf of stockholders who purchased HMA’s common stock during the period from July 27, 2009, through January 9, 2012. The amended consolidated complaint (i) alleges that HMA made false and misleading statements in certain public disclosures regarding its business and financial results and (ii) asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Among other things, the plaintiffs claim that HMA inflated its earnings by engaging in fraudulent Medicare billing practices that entailed admitting patients to observation status when they should not have been admitted at all and to inpatient status when they should have been admitted to observation status. The plaintiffs seek unspecified monetary damages. On October 22, 2012, the defendants moved to dismiss the plaintiffs’ amended consolidated complaint for failure to state a claim or plead facts required by the Private Securities Litigation Reform Act. The plaintiffs filed an unopposed stipulation and proposed order to suspend briefing on the defendants’ motion to dismiss because they intended to seek leave of court to file a proposed second amended consolidated complaint. On December 15, 2012, the court entered an order approving the stipulation and providing a schedule for briefing with respect to the proposed amended pleadings. On February 25, 2013, the plaintiffs filed a second amended consolidated complaint, which asserts substantially the same claims as the amended consolidated complaint. As of August 15, 2013, the defendants’ motion to dismiss the second amended complaint for failure to state a claim and plead facts required by the Private Securities Litigation Reform Act was fully briefed and awaiting the Court’s decision. HMA intends to vigorously defend against the allegations in this lawsuit. HMA is unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

On January 22, 2013, a putative shareholder derivative action entitled The City of Haverhill Retirement System v. Dauten, et al. was filed in the U.S. District Court for the Middle District of Florida, Tampa Division, purportedly on behalf of HMA against its then directors. HMA was also named as a nominal defendant. The complaint alleges that, among other things, the defendants breached their fiduciary duties to HMA and its stockholders by supposedly causing HMA to undertake a scheme to defraud Medicare by improperly admitting certain emergency room patients as “inpatients” in violation of the False Claims Act and then issuing false and misleading public statements about HMA’s financial outlook and compliance with laws and regulations. The complaint also alleges that the defendants breached their fiduciary duties by exposing HMA to potentially significant civil and criminal penalties as a result of the aforementioned investigations by United States Department of Health and Human Services, OIG and the DOJ as well as the stockholder class action and other ongoing litigation. The complaint seeks monetary damages from the defendants, other than HMA. On February 8, 2013, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division. On April 10, 2013 the plaintiff filed an amended complaint which asserts the same claims as its prior complaint, but also names two of the Company’s then executives as defendants. On May 15, 2013, the defendants moved to dismiss the amended complaint for threshold lack of derivative standing, for failure to make a demand on the Board, and for failure to state a claim. On June 26, 2013, the plaintiff opposed the defendants’ motion to dismiss, and on August 16, 2013, the plaintiff moved to amend its complaint to add class action claims related to the proposed merger with the Company. On October 31, 2013, the Court entered an order dismissing the plaintiff’s amended complaint as a “shotgun pleading” and granting the plaintiff leave to file a second amended complaint that cured the pleading deficiencies of its previous complaint and that asserted claims related to the proposed merger. The plaintiff filed its second amended complaint on November 14, 2013, which asserts the same claims as the prior complaint, but adds purported class action claims related to the proposed merger, and names as additional defendants HMA’s current directors. On December 16, 2013, the defendants moved to dismiss the second amended complaint. On December 20, 2013, the plaintiff moved for expedited discovery and for oral argument to be scheduled for an anticipated motion for a preliminary injunction prior to the closing of the proposed merger. The defendants filed a brief in opposition to this motion on December 24, 2013. On December 26, 2013, the magistrate judge entered an order denying the plaintiff’s request for expedited discovery and granting leave for the plaintiff to file a separate motion for a preliminary injunction hearing. On February 12, 2014, plaintiffs’ counsel agreed to voluntarily dismiss this action.

On July 23, 2013, an action entitled Town of Davie Police Officers’ Pension Plan v. Dauten, et al. was filed in the Court of Chancery of the State of Delaware. This action purportedly was brought as a class action on behalf of all of HMA’s stockholders, as well as derivatively on behalf of HMA against HMA’s then directors and Wells Fargo Bank, National Association, Wells Fargo Securities, LLC (“Wells Fargo”), and Deutsche Bank Securities Inc. (“Deutsche Bank”). The complaint alleges, among other things, that those directors breached their fiduciary duties (i) by approving a credit agreement in 2011 that contains a change of control covenant which the plaintiff contends will coerce shareholders into supporting the re-election of HMA’s incumbent board of directors and (ii) by not approving Glenview Nominees for election to HMA’s Board of Directors for purposes of seeking a waiver of the change of control covenant. The complaint further alleges that the Wells Fargo and Deutsche Bank defendants aided and abetted such breaches. The complaint seeks declaratory and injunctive relief, including (i) a declaration that those directors breached their fiduciary duties by entering into the credit agreement and (ii) an order permanently enjoining the board of directors from invoking or enforcing the change of control covenant in the credit agreement. The plaintiff also seeks unspecified damages from those directors and an award of attorneys’ fees and costs. On September 20, 2013, the defendants moved to dismiss this action for lack of subject matter jurisdiction, as well as the plaintiff’s failure to make a demand on the Board of Directors and failure to state a claim. On January 24, 2014, the plaintiff moved to dismiss the action as moot and requested an award of attorneys’ fees and costs. HMA intends to defend this action.

Wrongful Termination Lawsuit

On or about October 19, 2011, a wrongful termination action was commenced against HMA by Paul Meyer, HMA’s former Director of Compliance. That litigation, entitled Meyer v. Health Management Associates, Inc., was commenced in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The plaintiff seeks unspecified compensatory and punitive damages. Mr. Meyer was terminated after insubordinately refusing to cooperate with HMA’s efforts to comply with its obligations under a government subpoena by refusing to return documents belonging to HMA that were in his possession. Moreover, Mr. Meyer’s failure to cooperate with us in response to a subpoena was contrary to both the intent and purpose of HMA’s compliance department and HMA’s company-wide compliance program. HMA has filed a counterclaim against Mr. Meyer for breach of contract, conversion and breach of duty of loyalty. The trial in this matter is scheduled to take place during the third quarter of 2014. HMA intends to vigorously defend against the wrongful termination allegations made by Mr. Meyer and HMA does not believe that the final outcome of this matter will be material.

Other. HMA is also a party to various other legal actions arising out of the normal course of its business. Due to the inherent uncertainties of litigation and dispute resolution, HMA is unable to estimate the ultimate losses, if any, relating to each of its outstanding legal actions and other loss contingencies.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

We completed an initial public offering of our common stock on June 14, 2000. Our common stock began trading on June 9, 2000 and is listed on the New York Stock Exchange under the symbol CYH. At February 18, 2014, there were approximately 73 record holders of our common stock. The following table sets forth, for the periods indicated, the high and low sale prices per share of our common stock as reported by the New York Stock Exchange.

	High	Low
Year Ended December 31, 2012
First Quarter	$25.74	$16.37
Second Quarter	28.79	20.71
Third Quarter	29.59	22.51
Fourth Quarter	32.70	26.33
Year Ended December 31, 2013
First Quarter	$48.01	$30.85
Second Quarter	51.29	40.53
Third Quarter	49.87	37.80
Fourth Quarter	46.15	36.52

Stock Performance Graph

The following graph sets forth the cumulative return of our common stock during the five year period ended December 31, 2013, as compared to the cumulative return of the Standard & Poor’s 500 Stock Index (S&P 500) and the cumulative return of the Dow Jones Healthcare Index. The graph assumes an initial investment of $100 in our common stock and in each of the foregoing indices and the reinvestment of dividends where applicable.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Community Health Systems, Inc., the S&P 500 Index, and

the Dow Jones US Health Care Index

Historically, we have not paid any cash dividends. In December 2012, we declared and paid a special dividend of $0.25 per share to holders of our common stock at the close of business as of December 17, 2012, which totaled approximately $23.0 million. We did not pay a cash dividend in 2013 and do not anticipate the payment of any other cash dividends in the foreseeable future. Our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $150 million in the aggregate plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing our 8% Senior Notes due 2019, our 7 1/8% Senior Notes due 2020 and our 5 1/8% Senior Secured Notes due 2018 also limit our ability to pay dividends and/or repurchase stock. As of December 31, 2013, under the most restrictive test under these agreements, we have approximately $261.9 million available with which to pay permitted dividends and/or repurchase shares of stock or our Notes.

On December 14, 2011, we adopted a new open market repurchase program for up to 4,000,000 shares of our common stock, not to exceed $100 million in repurchases. The new repurchase program will conclude at the earliest of three years, when the maximum number of shares has been repurchased, or when the maximum dollar amount has been expended. During the year ended December 31, 2013, we repurchased and retired 706,023 shares at a weighted-average price of $38.39 per share, which is the cumulative number of shares that have been repurchased and retired under this program. No shares were repurchased under this program during the year ended December 31, 2012.

Item 6. Selected Financial Data

The following table summarizes specified selected financial data and should be read in conjunction with our related Consolidated Financial Statements and accompanying Notes to Consolidated Financial Statements. The amounts shown below have been adjusted for discontinued operations.

Community Health Systems, Inc.
Five Year Summary of Selected Financial Data

	Year Ended December 31,
	2013	2012	2011	2010	2009
	(in thousands, except share and per share data)
Consolidated Statement of Income Data
Net operating revenues	$12,997,693	$13,028,985	$11,906,212	$11,092,422	$10,333,501
Income from operations	899,763	1,210,124	1,134,485	1,121,044	1,064,831
Income from continuing operations	217,268	346,269	335,894	355,213	305,811
Net income	217,268	345,803	277,623	348,441	306,377
Net income attributable to noncontrolling interests	76,065	80,163	75,675	68,458	63,227
Net income attributable to Community Health Systems, Inc. stockholders	141,203	265,640	201,948	279,983	243,150
Basic earnings per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$1.52	$2.98	$2.89	$3.13	$2.68
Discontinued operations	-	(0.01)	(0.65)	(0.07)	-

Net income	$1.52	$2.98	$2.24	$3.05	$2.68

Diluted earnings per share attributable to Community Health Systems, Inc. common stockholders (1):
Continuing operations	$1.51	$2.96	$2.87	$3.08	$2.65
Discontinued operations	-	0.01	(0.64)	(0.07)	-

Net income	$1.51	$2.96	$2.23	$3.01	$2.66

Weighted-average number of shares outstanding:
Basic	92,633,332	89,242,949	89,966,933	91,718,791	90,614,886
Diluted (2)	93,815,013	89,806,937	90,666,348	92,946,048	91,517,274
Consolidated Balance Sheet Data
Cash and cash equivalents	$373,403	$387,813	$129,865	$299,169	$344,541
Total assets	17,117,295	16,606,335	15,208,840	14,698,123	14,021,472
Long-term obligations	11,169,932	11,298,928	10,437,513	10,418,234	10,179,402
Redeemable noncontrolling interests in equity of consolidated subsidiaries	358,410	367,666	395,743	387,472	368,857
Community Health Systems, Inc. stockholders’ equity	3,067,827	2,731,207	2,397,096	2,189,464	1,950,635
Noncontrolling interests in equity of consolidated subsidiaries	63,643	65,314	67,349	60,913	64,782

(1)	Total per share amounts may not add due to rounding.
(2)	See Note 12 to the Consolidated Financial Statements, included in Item 8 of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our Consolidated Financial Statements and the accompanying Notes to Consolidated Financial Statements and “Selected Financial Data” included elsewhere in this Form 10-K.

Executive Overview

We are one of the largest publicly-traded operators of hospitals in the United States in terms of number of facilities and net operating revenues. We provide healthcare services through the hospitals that we own and operate in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and other outpatient services to patients in the communities in which we are located. As of December 31, 2013, we owned or leased 135 hospitals comprised of 131 general acute care hospitals and four stand-alone rehabilitation or psychiatric hospitals. In addition to our hospitals and related businesses, we own and operate home care agencies, located primarily in markets where we also operate a hospital. Also, through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services.

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

As previously announced, on July 29, 2013, we, one of our wholly-owned subsidiaries, and Health Management Associates, Inc., or HMA, entered into an Agreement and Plan of Merger (which was subsequently amended on September 24, 2013), or the Merger Agreement, pursuant to which we agreed to acquire all the outstanding shares of common stock of HMA, or HMA Common Stock, for approximately $7.6 billion, including the assumption of approximately $3.7 billion of indebtedness, consisting of a combination of cash and Parent Company common stock, with each share of HMA Common Stock issued and outstanding immediately prior to the effective time of the HMA merger becoming converted into the right to receive $10.50 in cash, 0.06942 of a share of Parent Company common stock, and one contingent value right, or CVR, which would entitle the holder of each CVR to receive a cash payment of up to $1.00 per CVR, following and conditioned upon the final resolution of certain legal matters involving HMA, subject to downward adjustments relating to the amount of certain losses arising out of or relating to such legal matters. The HMA merger was completed on January 27, 2014. During the year ended December 31, 2013, we recognized approximately $14.1 million of expenses related to the HMA merger.

Our net operating revenues for the year ended December 31, 2013 decreased slightly to approximately $12.998 billion, as compared to approximately $13.029 billion for the year ended December 31, 2012. Income from continuing operations, before noncontrolling interests, for the year ended December 31, 2013 decreased 37.3% over the year ended December 31, 2012 to $217.3 million compared to $346.3 million. Included in income from continuing operations for the year ended December 31, 2013, is a $63.0 million after-tax charge for the government settlement and related costs that is further discussed in the Legal Proceedings section in Part I Item 3 of this Form 10-K, an $11.5 million after-tax impairment charge for long-lived assets, an $8.3 million after-tax charge for HMA acquisition-related expenses and $0.8 million after-tax loss from early extinguishment of debt. Included in income from continuing operations for the year ended December 31, 2012, is a $47.9 million after-tax benefit from the resolution of an industry-wide governmental settlement and a payment update related to prior periods, a $20.2 million after-tax charge for certain legal and regulatory matters, a $71.8 million after-tax loss from early extinguishment of debt and a $6.2 million after-tax impairment charge for long-lived assets. Total inpatient admissions for the year ended December 31, 2013 decreased 6.7%, compared to the year ended December 31, 2012, and adjusted admissions for the year ended December 31, 2013 decreased 4.0%, compared to the year ended December 31, 2012. On a same-store basis, admissions for the year ended December 31, 2013 decreased 7.2% and adjusted admissions decreased 4.6%, compared with the year ended December 31, 2012.

Self-pay revenues represented approximately 13.7% of our net operating revenues, net of contractual allowances and discounts (but before provision for bad debts), in 2013 compared to 13.0% in 2012. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 5.4% and 5.3% in 2013 and 2012, respectively. Direct and indirect costs incurred by us in providing charity care services were approximately 0.9% and 1.0% of net operating revenues in 2013 and 2012, respectively.

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

Starting in 2014, the Reform Legislation may result in an increase in the number of patients using our facilities who have health insurance coverage. The Congressional Budget Office, or CBO, anticipates that, as a result of the Reform Legislation, millions of uninsured Americans across the nation could gain coverage through health insurance exchanges and Medicaid expansion. Based on CBO projections as issued on May 14, 2013, and July 30, 2013, the incremental insurance coverage due to the Reform Legislation could result in 13 million and 25 million formerly uninsured Americans gaining coverage by the end of 2014 and 2016, respectively. The CBO projects, by the end of 2016, a 45% reduction in the number of nonelderly Americans who remain uninsured due to the effects on insurance coverage from the Reform Legislation. The 29 states in which we operate hospitals include nine of the 10 states with the highest percentage of nonelderly uninsured people from among the state’s nonelderly population. More broadly, the 29 states in which we operate hospitals include 26 of the 30 states with the highest percentage of nonelderly uninsured people from among the state’s nonelderly population.

We have healthcare reform outreach efforts underway in select markets. Such efforts include the expanded use of eligibility screening services, select facility designations as Certified Application Counselor Organizations, and approximately 400 volunteers and staff members trained and designated as Certified Application Counselors, or CACs. These CACs will assist people in understanding and, if appropriate, enrolling in new coverage options, including, but not limited to Qualified Health Plans, or QHPs, on the health insurance exchange or marketplace, Medicaid Expansion, the Children’s Health Insurance Program, and the Medicaid program for those eligible but not yet enrolled.

Our hospitals are well positioned to participate in the provider networks of various QHPs offering plan options on the health insurance exchanges. As of December 31, 2013, 134 of 135 of our hospitals participated in a health insurance exchange agreement, 95% of our hospitals possessed two or more contracts, 90% of our hospitals had a contract with the first or second lowest cost bronze plans (QHPs with a 60% actuarial value), and 92% of our hospitals had a contract with the first or second lowest cost silver plans (QHPs with a 70% actuarial value). Most of our exchange reimbursement arrangements reflect a slight discount to that of commercial rates.

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

On June 28, 2012, the Supreme Court of the United States largely upheld the constitutionality of the Reform Legislation, though it overturned an aspect of the legislation that would have permitted the Federal government to withhold all Medicaid funding from a state if that state did not expand Medicaid coverage to the extent required by the Reform Legislation. The Supreme Court’s ruling instead held that only new incremental funding could be withheld from a state in such a situation. As a result, states will face less severe financial consequences if they refuse to expand Medicaid coverage to individuals with incomes below certain thresholds. Since the Supreme Court’s ruling, some states have suggested that, for budgetary and other reasons, they would not expand their Medicaid programs. If states refuse to expand their Medicaid programs, the number of uninsured patients at our hospitals will decline by a smaller margin as compared to our expectations when the Reform Legislation was first adopted. In response to the Supreme Court ruling, the previous estimates of the reduction in uninsured individuals as a result of the Reform Legislation have been revised, with approximately 25 million additional individuals expected to have health insurance coverage by 2016. Of the 29 states in which we operate hospitals, 12 states are expanding their Medicaid programs. At this time, the other 17 states are not expanding Medicaid coverage. Indiana, Pennsylvania and Texas, where we operated a significant number of hospitals as of December 31, 2013, are three of the states that are not expanding Medicaid coverage. After giving effect to the HMA merger, we will also operate a significant number of hospitals in Florida and Tennessee, which also have not expanded Medicaid coverage. In addition, three of the states that are not expanding Medicaid, including Pennsylvania, are evaluating options such as waiver plans to operate an alternative Medicaid expansion plan.

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

In addition to the Reform Legislation, the American Recovery and Reinvestment Act of 2009 included provisions for implementing health information technology under the Health Information Technology for Economic and Clinical Health Act, or HITECH. These provisions were designed to increase the use of electronic health records, or EHR, technology and establish the requirements for a Medicare and Medicaid incentive payments program beginning in 2011 for eligible hospitals and providers that adopt and meaningfully use certified EHR technology. These incentive payments are intended to offset a portion of the costs incurred to implement and qualify as a meaningful user of EHR. Rules adopted in July 2010 by the Department of Health and Human Services established an initial set of standards and certification criteria. Our hospital facilities have been implementing EHR technology on a facility-by-facility basis since 2011. We anticipate recognizing incentive reimbursement related to the Medicare or Medicaid incentives as we are able to implement the certified EHR technology, meet the defined “meaningful use criteria,” and information from completed cost report periods is available from which to calculate the incentive reimbursement. The timing of recognizing incentive reimbursement will not correlate with the timing of recognizing operating expenses and incurring capital costs in connection with the implementation of EHR technology which may result in material period-to-period changes in our future results of operations. Hospitals that do not qualify as a meaningful user of EHR technology by 2015 are subject to a reduced market basket update to the inpatient prospective payment system standardized amount in 2015 and each subsequent fiscal year. Although we believe that our hospital facilities will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provisions of HITECH. We recognized approximately $165.9 million, $126.7 million and $63.4 million during the years ended December 31, 2013, 2012 and 2011, respectively, of incentive reimbursement for HITECH incentive reimbursements from Medicare and Medicaid related to certain of our hospitals and for certain of our employed physicians, which are presented as a reduction of operating expenses.

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

Acquisitions and Divestitures

During 2013, we paid approximately $39.7 million and assumed $4.6 million of noncontrolling interests in acquiring the operating assets and related businesses of certain physician practices, home care agencies, clinics and other ancillary businesses that operate within the communities served by our hospitals. In connection with these acquisitions, we allocated approximately $8.9 million of the consideration paid to property and equipment, assumed $0.3 million of negative net working capital, and the remainder, approximately $36.2 million consisting of intangible assets that do not qualify for separate recognition, was allocated to goodwill. These acquisition transactions were accounted for as purchase business combinations.

Sources of Revenue

The following table presents the approximate percentages of operating revenues, net of contractual allowances and discounts (but before provision for bad debts), by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that hospital acquisitions have had on these statistics.

	Year Ended December 31,
	2013	2012		2011

Medicare	24.9%	26.0%	(1)	26.8%
Medicaid	9.7	9.8		9.7
Managed Care and other third-party payors	51.7	51.2		51.5
Self-pay	13.7	13.0		12.0

Total	100.0%	100.0%		100.0%

(1)	Excludes the $84.3 million reimbursement settlement and payment update as discussed below.

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. During the year ended December 31, 2012, we recognized a net after-tax benefit of $46.0 million from the resolution of an industry-wide governmental settlement and a payment update related to prior periods. Other than these items, contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the years ended December 31, 2013, 2012 and 2011.

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

The following tables summarize, for the periods indicated, selected operating data.

	Year Ended December 31,
	2013	2012	2011
	(Expressed as a percentage of net operating revenues)
Consolidated:
Net operating revenues	100.0%	100.0%	100.0%
Operating expenses (a)	(87.0)	(85.1)	(85.0)
Depreciation and amortization	(6.0)	(5.6)	(5.5)

Income from operations	7.0	9.3	9.5
Interest expense, net	(4.7)	(4.7)	(5.4)
Loss from early extinguishment of debt	-	(0.9)	(0.5)
Equity in earnings of unconsolidated affiliates	0.3	0.3	0.4
Impairment of long-lived assets	(0.2)	(0.1)	-

Income from continuing operations before income taxes	2.4	3.9	4.0
Provision for income taxes	(0.7)	(1.2)	(1.2)

Income from continuing operations	1.7	2.7	2.8
Loss from discontinued operations, net of taxes	-	-	(0.5)

Net income	1.7	2.7	2.3
Less: Net income attributable to noncontrolling interests	(0.6)	(0.7)	(0.6)

Net income attributable to Community Health Systems, Inc. stockholders	1.1%	2.0%	1.7%

	Year Ended December 31,
	2013	2012
Percentage (decrease) increase from same period prior year:
Net operating revenues	(0.2)%	9.4%
Admissions	(6.7)	4.0
Adjusted admissions (b)	(4.0)	6.6
Average length of stay	-	-
Net income attributable to Community Health Systems, Inc. (c)	(46.8)	31.5
Same store percentage (decrease) increase from same period prior year (d)
Net operating revenues	(0.2)%	4.6%
Admissions	(7.2)	(0.9)
Adjusted admissions (b)	(4.6)	1.5

(a)	Operating expenses include salaries and benefits, supplies, other operating expenses, government settlement and related costs, electronic health records incentive reimbursement and rent.
(b)

Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.

(c)	Includes loss from discontinued operations.
(d)	Includes acquired hospitals to the extent we operated them in both years.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net operating revenues decreased slightly by 0.2% to approximately $12.998 billion in 2013, from approximately $13.029 billion in 2012. Included in 2012 net operating revenues on a non-same store basis is approximately $105.3 million of net operating revenues from an industry-wide settlement with the United States Department of Health and Human Services and CMS, based on a claim that acute-care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system in federal fiscal years 1999 through 2011. The underpayments resulted from calculations related to the rural floor budget neutrality adjustments implemented in connection with the Balanced Budget Act of 1997. Also included in 2012 net operating revenues is an unfavorable adjustment of approximately $21.0 million, related to the revised Supplemental Security Income ratios issued for federal fiscal years 2006 through 2009 utilized for calculating Medicare Disproportionate Share Hospital reimbursements. Excluding the $84.3 million net effect of these two items on 2012, net operating revenues for the year ended December 31, 2013 increased $53.0 million. Of this increase in net operating revenues, $74.4 million was contributed by hospitals acquired in 2012, offset by a decrease of $21.4 million in net operating revenues from hospitals owned throughout both periods. On a same-store basis, net operating revenues decreased 0.2%. The decrease in net operating revenues from the hospitals owned throughout both periods is primarily due to physician office system conversions that negatively affected productivity in some physician practices and an unfavorable rate adjustment in Indiana’s state supplemental Medicaid program.

On a consolidated basis, inpatient admissions decreased by 6.7% and adjusted admissions decreased by 4.0% during the year ended December 31, 2013. On a same-store basis, inpatient admissions decreased by 7.2% and adjusted admissions decreased by 4.6% during the year ended December 31, 2013. This decrease in same-store inpatient admissions was significantly impacted by seasonality factors, including the loss of one day in 2013 as compared to 2012, which was a leap year, as well as additional holidays that fell on weekdays during the first quarter in 2013. The decrease was also reflective of lower admissions from women’s services including obstetrics and gynecology, fewer flu and respiratory-related admissions, lower admissions from primarily low intensity cardiology services, lower admissions due to weather and service closures in a few of our hospitals, lower readmissions and reductions due to the continued impact of involuntary turnover of employed physicians occurring at the end of 2012 and continuing through the six months ended June 30, 2013.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased from 85.1% in 2012 to 87.0% in 2013. Salaries and benefits, as a percentage of net operating revenues, increased from 46.9% in 2012 to 47.8% in 2013. This increase in salaries and benefits, as a percentage of net operating revenues, was primarily due to volume decline in net operating revenues, increase in health insurance benefit costs, and annual pay rate increases taking effect during the year ended December 31, 2013. Supplies, as a percentage of net operating revenues, increased from 15.1% in 2012 to 15.3% in 2013. This increase in supplies is due primarily to higher implant costs from an increase in hip and knee surgeries. Other operating expenses, as a percentage of net operating revenues, increased from 22.0% in 2012 to 22.2% in 2013. This increase is due primarily to higher payments for state supplemental Medicaid programs and higher acquisition-related costs, partially offset by a decrease in professional liability expense, as a percentage of net revenues, due to a decline in claim payments and expenses as well as declines in the volume of higher risk procedures. Government settlement and related costs, as a percentage of net revenues, was 0.8% for the year ended December 31, 2013. Rent, as a percentage of net operating revenues, increased from 2.1% in 2012 to 2.2% in 2013.

Electronic health records incentive reimbursements represent those incentives under the HITECH Act for which the recognition criterion has been met. We have recognized approximately $165.9 million and $126.7 million of incentive reimbursements, or 1.3% and 1.0% of net operating revenues, for the years ended December 31, 2013 and 2012, respectively. We received cash payments of $203.1 million and $141.0 million for these incentives during the years ended December 31, 2013 and 2012, respectively. As of December 31, 2013 and 2012, $90.2 million and $33.3 million was recorded as deferred revenue as all criteria for gain recognition had not been met. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.8% of net operating revenues, of which depreciation and amortization represented 0.5% of net operating revenues for the year ended December 31, 2013. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.6% of net operating revenues, of which depreciation and amortization represented 0.3% of net operating revenues for the year ended December 31, 2012.

Depreciation and amortization, as a percentage of net operating revenues, increased from 5.6% in 2012 to 6.0% in 2013. This increase was due primarily to depreciation and amortization expense related to electronic health records software and hardware and three replacement hospitals opened in 2012.

Interest expense, net, decreased by $7.8 million from $622.9 million in 2012, to $615.1 million in 2013. A decrease in interest rates during 2013, compared to 2012, resulted in a decrease in interest expense of $26.9 million and a decrease in interest expense of $1.7 million due to one additional day of interest expense in the prior year period since 2012 was a leap year. These decreases were partially offset by both an increase in interest expense of $7.4 million due to an increase in our average outstanding debt during 2013, compared to 2012, and an increase in interest expense of $13.4 million as a result of less interest being capitalized during 2013, as compared to 2012, because the prior year period had more major construction projects.

The loss from early extinguishment of debt of $1.3 million was recognized during the year ended December 31, 2013 after the repayment of $206.5 million of the term loans due 2014. The loss from early extinguishment of debt of $115.5 million was recognized during the year ended December 31, 2012 after the purchase and redemption of the 8 7/8% Senior Notes due 2015 and the repayment of existing term loans and revolving credit facility under the Credit Facility as further discussed in Liquidity and Capital Resources.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, remained consistent at 0.3% for the years ended December 31, 2013 and 2012.

An impairment of $20.1 million was recorded during the year ended December 31, 2013 on certain long-lived assets at five of our smaller hospitals primarily due to experiencing a sustained increase in uncompensated care and reduction in volume during the year resulting in a decline in projections of future cash flows and estimated fair values. An impairment of $10.0 million was recorded during the year ended December 31, 2012 on certain long-lived assets at three of our small hospitals.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes decreasing $197.9 million from $503.8 million in 2012 to $305.9 million in 2013.

Provision for income taxes from continuing operations decreased from $157.5 million in 2012 to $88.6 million in 2013 due to the decrease in income from continuing operations before income taxes. Our effective tax rates were 29.0% and 31.3% for the years ended December 31, 2013 and 2012, respectively. The decrease in our effective tax rate is primarily related to a disproportionate decrease in income from continuing operations before income taxes for the years ended December 31, 2013 and 2012, when compared to the decrease in net income attributable to noncontrolling interests for those same periods, which is not tax-affected in our consolidated financial statements.

Each of income from continuing operations and net income, as a percentage of net operating revenues, decreased from 2.7% in 2012 to 1.7% in 2013.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, decreased from 0.7% in 2012 to 0.6% in 2013. The decrease in net income attributable to noncontrolling interests, as a percentage of net operating revenues, is primarily due to lower income from operations from our less than wholly-owned subsidiaries and also the reduction in hospital syndications as a result of the redemption of all of the physician ownership interests at several hospitals during 2012.

Net income attributable to Community Health Systems, Inc. was $141.2 million in 2013 compared to $265.6 million in 2012, a decrease of 46.8%. The decrease in net income attributable to Community Health Systems, Inc. is primarily due to an increase in operating expenses as a percentage of net operating revenues, including the government settlement and related costs and the impairment on certain long-lived assets, which were impacted by lower volumes during the year ended December 31, 2013 as discussed above.

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

Electronic health records incentive reimbursements represent those incentives under the HITECH Act for which the recognition criterion has been met. We have recognized approximately $126.7 million and $63.4 million of incentive reimbursements, or 1.0% and 0.5% of net operating revenues, for the years ended December 31, 2012 and 2011, respectively. We received cash payments of $141.0 million and $37.4 million for these incentives during the years ended December 31, 2012 and 2011, respectively. As of December 31, 2012 and 2011, $33.3 million and $8.5 million was recorded as deferred revenue as all criteria for gain recognition had not been met. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.6% of net operating revenues, of which depreciation and amortization represented 0.3% of net operating revenues for the year ended December 31, 2012. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.2% of net operating revenues, of which depreciation and amortization represented less than 0.1% of net operating revenues for the year ended December 31, 2011.

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

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, increased from 0.6% in 2011 to 0.7% in 2012.

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

Liquidity and Capital Resources

2013 Compared to 2012

Net cash provided by operating activities decreased $191.4 million, from approximately $1.280 billion for the year ended December 31, 2012 to approximately $1.089 billion for the year ended December 31, 2013. The decrease in cash provided by operating activities is due primarily to the $96.8 million of cash received, net of legal fees paid, related to the industry-wide settlement included in net income for the year ended December 31, 2012, as well as a net decrease in cash flows from accounts payable, accrued liabilities and income taxes, primarily as a result of the timing of payments of accounts payable and payroll-related accrued liabilities, which decreased cash flows from operating activities by $173.8 million, a decrease in cash generated from the growth in accounts receivable of $81.3 million and a decrease from the effect of the non-cash loss from early extinguishment of debt of $114.2 million. These decreases in cash flows were offset by an increase in cash flows from supplies, prepaid expenses and other current assets of $91.3 million, an increase in depreciation and amortization expense of $57.1 million, an increase from the effect of the non-cash expense for the reserve recorded for the government settlement and related costs of $101.5 million, an increase from the effect of the non-cash impairment of long-lived assets of $10.1 million, an increase in cash flow from the change in other assets and liabilities of $8.1 million and an increase in all other non-cash expenses of $38.3 million. Included in net cash provided by operating activities for the year ended December 31, 2013 is $203.1 million of cash received for HITECH incentive reimbursements, compared to $141.0 million for the year ended December 31, 2012.

The cash used in investing activities decreased $391.9 million, from approximately $1.4 billion for the year ended December 31, 2012 to approximately $991.3 million for the year ended December 31, 2013. The decrease in cash used in investing activities was due to a decrease in cash paid for acquisitions of facilities and other related equipment of $278.6 million, since there were no hospital acquisitions in the current period compared to four hospitals and one large multi-specialty clinic acquired in 2012, a decrease in the cash used for the purchase of property and equipment of $154.8 million and an increase in the proceeds from sale of property and equipment of $0.5 million. These decreases in cash outflows were partially offset by an increase in cash used for other investments of $42.0 million. Included in cash outflows for other investments for the year ended December 31, 2013 is approximately $168.7 million of capital expenditures related to the purchase and implementation of certified EHR technology, including implementation of Cerner software at ten hospital locations. The remaining cash outflows for other investments of $171.2 million consists primarily of purchases and development of other internal-use software, payments made under non-employee physician recruiting agreements, contributions to equity investees and purchases of available-for-sale securities. We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.

Our net cash used in financing activities was $111.9 million for the year ended December 31, 2013, compared to net cash provided by financing activities of $361.0 million for the year ended December 31, 2012. The change in cash used in financing activities, in comparison to the prior year, is primarily due to a decrease in our long-term borrowings totaling $6.6 billion, but was mostly offset by a reduction in the repayments of our long-term debt of $5.9 billion and deferred financing costs of $128.0 million. Additionally, the special dividend given to stockholders in 2012 of $22.5 million, an increase in the repurchase of our common stock of $27.1 million, an increase in proceeds from the exercise of stock options of $89.8 million and a reduction in the redemption of noncontrolling investments in joint ventures of $35.0 million increased cash used in financing activities. The net decrease in all other financing activities was $10.3 million.

Historically, we have not paid any cash dividends. In December 2012, we declared and paid a special dividend of $0.25 per share to holders of our common stock at the close of business on December 17, 2012, which totaled approximately $23.0 million. We did not pay a cash dividend in 2013 and do not anticipate the payment of any other cash dividends in the foreseeable future. Our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $150 million in the aggregate plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing our 8% Senior Notes due 2019, our 7 1/8% Senior Notes due 2020 and our 5 1/8% Senior Secured Notes due 2018 also limit our ability to pay dividends and/or repurchase stock. As of December 31, 2013, under the most restrictive test under these agreements, we have approximately $261.9 million available with which to pay permitted dividends and/or repurchase shares of stock or our Notes.

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

As described in Notes 6, 9 and 16 of the Notes to Consolidated Financial Statements, at December 31, 2013, we had certain cash obligations, which are due as follows (in thousands):

					2020
	Total	2014	2015 - 2017	2018 - 2019	and thereafter
Long-term debt	$ 4,086,985	$ 161,464	$ 3,921,714	$ 1,909	$ 1,898
8% Senior Notes	2,000,000	-	-	2,000,000	-
7 1⁄8% Senior Notes	1,200,000	-	-	-	1,200,000
5 1⁄8% Senior Secured Notes	1,600,000	-	-	1,600,000	-
Receivables Facility	500,000	-	500,000	-	-

Total long-term debt (1)	9,386,985	161,464	4,421,714	3,601,909	1,201,898
Interest on Credit Facility, Notes and Receivables Facility (2)	2,342,207	477,928	1,268,425	542,417	53,437
Capital lease obligations, including interest	80,922	9,289	19,151	11,086	41,396
Operating leases	780,542	192,481	370,493	107,992	109,576
Replacement facilities and other capital commitments (3)	451,843	220,018	229,004	2,821	-
Open purchase orders (4)	425,798	425,798	-	-	-
Liability for uncertain tax positions, including interest and penalties	924	-	201	-	723

Total	$ 13,469,221	$ 1,486,978	$ 6,308,988	$ 4,266,225	$ 1,407,030

(1)

The amounts included for total long-term debt in this table are as of December 31, 2013. Subsequent to that date, on January 27, 2014, CHS entered into a third amendment and restatement of its existing credit agreement as part of the financing of the HMA merger. Also in connection with financing the HMA merger, CHS issued (i) $1.0 billion aggregate principal amount of Senior Secured Notes due 2021, and (ii) $3.0 billion aggregate principal amount of Secured Notes due 2022. As a result, the total maturities and cash obligations for our long-term debt as adjusted for these financing activities will be, as follows: $122.2 million due in 2014, $2.671 billion due in 2015-2017, $4.294 billion due in 2018-2019, and $9.527 billion due in the years thereafter.

Such changes to the amounts and maturities of our long-term debt will be reflected in future filings. See further discussion in Liquidity and Capital Resources.

(2)

Estimate of interest payments assumes the interest rates at December 31, 2013 remain constant during the period presented for the Credit Facility and the Receivables Facility, which are variable rate debt. The interest rate used to calculate interest payments for the Credit Facility was the London Interbank Offered Rate, or LIBOR, as of December 31, 2013 plus the applicable spread. The 8% Senior Notes are fixed at an interest rate of 8% per annum. The 7 1⁄8% Senior Notes are fixed at an interest rate of 7.125% per annum. The 5 1⁄8% Senior Secured Notes are fixed at an interest rate of 5.125% per annum.

(3)

Pursuant to hospital purchase agreements in effect as of December 31, 2013, we have commitments to build one replacement facility and the following capital commitments. As part of an acquisition in 2012, we agreed to build a replacement hospital in York, Pennsylvania, by July 2017. Construction costs, including equipment costs, for this replacement facility is currently estimated to be approximately $100.0 million, of which approximately $0.7 million has been incurred to date. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement to our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need from the Alabama Certificate of Need Review Board. This CON was challenged in the Alabama state circuit and appellate courts, but the CON was upheld by the Supreme Court of Alabama in May 2013, eliminating any further appeals. Our estimated construction costs for the Birmingham replacement facility, including the acquisition of the site and equipment costs, are approximately $280.0 million, of which approximately $64.2 million has been incurred to date. In addition, under other purchase agreements, we have committed to spend approximately $393.5 million for costs such as capital improvements, equipment, selected leases and physician recruiting. These commitments are required to be fulfilled generally over a five to seven year period after acquisition. Through December 31, 2013, we have incurred approximately $256.8 million related to these commitments.

(4)	Open purchase orders represent our commitment for items ordered but not yet received.

At December 31, 2013, we had issued letters of credit primarily in support of potential insurance related claims and specified outstanding bonds of approximately $19.4 million.

Our debt as a percentage of total capitalization decreased from 77% at December 31, 2012 to 75% at December 31, 2013.

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

Capital Expenditures

Cash expenditures for purchases of facilities were $43.7 million in 2013, $322.3 million in 2012 and $415.4 million in 2011. Our expenditures in 2013 were for the purchase of surgery centers, physician practices and other ancillary services. Our expenditures in 2012 included $238.8 million for the purchase of three hospitals in Pennsylvania and one hospital in Illinois, $91.5 million for surgery centers and other physician practices, including a large physician practice in Texas, partially offset by $8.0 million of cash received for the settlement of working capital items from a prior divestiture and return of a deposit made at acquisition related to building a replacement hospital. Our expenditures in 2011 included $357.3 million for the purchase of four hospitals, $56.7 million for the purchase of clinics, surgery centers and physician practices and $1.4 million for the settlement of acquired working capital.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for 2013 totaled $551.7 million compared to $672.7 million in 2012, and $611.7 million in 2011. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals totaled $62.3 million in 2013, $96.1 million in 2012 and $165.0 million in 2011. The costs to construct replacement hospitals for the year ended December 31, 2013 represent both planning and construction costs for two replacement hospitals discussed below. The costs to construct replacement hospitals for the year ended December 31, 2012 represent construction and equipment costs primarily for three replacement hospitals opened in 2012 located in Barstow, California; Valparaiso, Indiana; and Siloam Springs, Arkansas. The costs to construct replacement hospitals for the year ended December 31, 2011 represent both planning and construction costs for four replacement hospitals.

Pursuant to hospital purchase agreements in effect as of December 31, 2013, we agreed to build a replacement hospital in York, Pennsylvania, by July 2017, as part of an acquisition in 2012. Construction costs, including equipment costs, for the York replacement facility is currently estimated to be approximately $100.0 million, of which $0.7 million has been incurred to date. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement to our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need, or CON, from the Alabama Certificate of Need Review Board. This CON was challenged in the Alabama state circuit and appellate courts, but the CON was upheld by the Supreme Court of Alabama in May 2013, eliminating any further appeals. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280.0 million for the Birmingham replacement facility, of which $64.2 million has been incurred to date. We expect total capital expenditures of approximately $975 million to $1.150 billion in 2014 (which includes amounts that are required to be expended pursuant to the terms of hospital purchase agreements), including approximately $845 million to $980 million for renovation and equipment cost and approximately $130 million to $170 million for construction and equipment cost of the replacement hospitals.

Capital Resources

Net working capital was approximately $1.290 billion at December 31, 2013, compared to $1.276 billion at December 31, 2012, an increase of $14.6 million. Contributing to the increase in net working capital were increases in patient accounts receivable of approximately $285.9 million, supplies of approximately $8.8 million, prepaid income taxes of approximately $57.2 million, prepaid expenses of approximately $1.9 million and other current assets of approximately $5.2 million and decreases in employee compensation liabilities of approximately $14.7 million. These increases in working capital were partially offset by increases in current maturities of long-term debt of approximately $77.0 million, accounts payable of approximately $132.7 million, deferred tax liabilities of $3.2 million, other current liabilities of approximately $114.9 million, accrued interest of approximately $1.2 million and decreases in cash of approximately $14.4 million and deferred tax assets of approximately $15.7 million.

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

On August 12, 2013, CHS entered into Amendment No. 3 to the Credit Facility to provide increased flexibility for CHS to incur debt by amending certain terms of the Credit Facility, including the maximum leverage ratio and secured leverage ratio covenant levels. In addition, the amendment includes pricing protection for certain term loans due January 25, 2017, which specifies an increased margin in certain instances. The amendment also provides for a total leverage-based step-up to the applicable margin of the term loans due January 25, 2017 and the term loans due July 25, 2014. The pricing of the loans under the Credit Facility will otherwise remain unchanged. During the year ended December 31, 2013, we paid down $206.5 million of the term loans due 2014. The remaining balance of the non-extended term loans due 2014 at December 31, 2013 of approximately $59.6 million was paid as part of the financing for the HMA merger.

Effective March 6, 2012, we obtained a new $750 million senior secured revolving credit facility, or the Replacement Revolver Facility, and a new $750 million incremental term loan A facility, or the Incremental Term Loan, subject to the terms and conditions set forth in the Credit Facility. The Replacement Revolver Facility replaced in full the existing revolving credit facility under the Credit Facility. The net proceeds of the Incremental Term Loan were used to repay the same amount of the existing term loans under the Credit Facility. Both the Replacement Revolver Facility and the Incremental Term Loan have a maturity date of October 25, 2016, subject to customary acceleration events and to earlier maturity if the repayment, extension or refinancing with longer maturity debt of substantially all of the then outstanding term loans maturing July 25, 2014 and the now fully redeemed 8 7/8% Senior Notes does not occur by April 25, 2014. The pricing on each of the Replacement Revolver Facility and the Incremental Term Loan is initially LIBOR plus a margin of 250 basis points, subject to adjustment based on our leverage ratio. The Incremental Term Loan amortizes at 5% in year one, 10% in years two and three, 15% in year four and 60% in year five.

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

As of December 31, 2013, the availability for additional borrowings under our Credit Facility was $750 million pursuant to the Replacement Revolver Facility, of which $19.4 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements through the next 12 months and into the foreseeable future.

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

On March 21, 2012, through certain of its subsidiaries, CHS entered into an accounts receivable loan agreement, or the Receivables Facility, with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. The existing and future non-self pay patient-related accounts receivable, or the Receivables, for certain hospitals of CHS and its subsidiaries serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2015, subject to customary termination events that could cause an early termination date. CHS maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of CHS’ subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $500 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to CHS or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at December 31, 2013 totaled $500 million and are classified as long-term debt on the consolidated balance sheet. At December 31, 2013, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.0 billion and is included in patient accounts receivable on the consolidated balance sheet.

As of December 31, 2013, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 44% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, a margin above LIBOR of 225 basis points for revolving credit and term loans due 2014, 250 basis points for the Replacement Revolver Facility and the Incremental Term Loan and 350 basis points for term loans due 2017 under the Credit Facility.

Swap #	Notional Amount (in thousands)	Fixed Interest Rate	Termination Date	Fair Value (in thousands)
1	$100,000	5.231%	July 25, 2014	$2,818
2	100,000	5.231%	July 25, 2014	2,818
3	200,000	5.160%	July 25, 2014	5,556
4	75,000	5.041%	July 25, 2014	2,033
5	125,000	5.022%	July 25, 2014	3,374
6	100,000	2.621%	July 25, 2014	1,336
7	100,000	3.110%	July 25, 2014	1,613
8	100,000	3.258%	July 25, 2014	1,697
9	200,000	2.693%	October 26, 2014	3,977
10	300,000	3.447%	August 8, 2016	21,597
11	200,000	3.429%	August 19, 2016	14,403
12	100,000	3.401%	August 19, 2016	7,130
13	200,000	3.500%	August 30, 2016	14,884
14	100,000	3.005%	November 30, 2016	6,376
15	200,000	2.055%	July 25, 2019	(954)	(1)
16	200,000	2.059%	July 25, 2019	(895)	(2)

(1)	This interest rate swap becomes effective July 25, 2014.
(2)	This interest rate swap becomes effective July 25, 2014.

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

We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility of $750 million (consisting of a $750 million revolving credit facility, of which $19.4 million is set aside for outstanding letters of credit) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion, and our continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months, other than the HMA merger in January 2014, for which we obtained commitments for separate financing, as further discussed below. We believe these same sources of cash, borrowings under our Credit Facility as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.

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

As previously disclosed, we completed the HMA merger pursuant to the Merger Agreement on January 27, 2014. In conjunction with the HMA merger, we also entered into the following financing activities to provide financing for the merger.

The Amended and Restated Credit Agreement

On January 27, 2014, CHS entered into a third amendment and restatement, or the Amendment, of its existing credit agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010 and as of February 2, 2012, among the Parent Company, CHS, the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent.

The Amendment provides for (i) the replacement of the revolving credit facility with a new $1.0 billion revolving facility maturing 2019, or the Revolving Facility, (ii) the addition of a new $1.0 billion Term A facility due 2019, or the Term A Facility, (iii) a Term D facility in an aggregate principal amount equal to $4.602 billion due 2021 (which includes certain term loans due 2017 that were converted into such Term D facility (collectively, the Term D Facility)), (iv) the conversion of certain term loans due 2017 into Term E Loans and the borrowing of new Term E Loans due 2017 in an aggregate principal amount of $1.677 billion (collectively, the Term E Facility and, together with the Revolving Facility, the Term D Facility and the Term A Facility, the Credit Facilities) and (v) the addition of flexibility commensurate with our post-acquisition structure. In addition to funding a portion of the consideration in connection with the HMA merger, some of the proceeds of the Term A Facility and Term D Facility will be used to refinance the outstanding $637.5 million existing Term A facility due 2016 and the $59.6 million of term loans due 2014, respectively.

Loans in respect of the Credit Facilities may be borrowed in LIBOR and Base Rate. Loans in respect of the Revolving Facility and the Term A Facility will accrue interest at a rate per annum initially equal to LIBOR plus 2.75%, in the case of LIBOR borrowings, and Base Rate plus 1.75%, in the case of Base Rate borrowings. In addition, the margin in respect of the Revolving Facility and the Term A Facility will be subject to step-downs determined by reference to a leverage based pricing grid. Loans in respect of the Term D Facility and the Term E Facility will accrue interest at a rate per annum equal to LIBOR plus 3.25%, in the case of LIBOR borrowings, and Base Rate plus 2.25%, in the case of Base Rate Borrowings. The Term D Facility will be subject to a 1.00% LIBOR floor.

The Notes Indentures

In connection with the consummation of the HMA merger, CHS issued: (i) $1.0 billion aggregate principal amount of 5.125% Senior Secured Notes due 2021, or the Secured Notes, pursuant to an indenture, as supplemented, dated as of January 27, 2014, collectively, the Secured Indenture, by and among CHS, the Parent Company, the other guarantors from time to time party thereto, Regions Bank, as trustee, and Credit Suisse AG, as collateral agent, or the Collateral Agent and (ii) $3.0 billion aggregate principal amount of 6.875% Senior Notes due 2022, or the Unsecured Notes, and, together with the Secured Notes, the Notes, pursuant to an indenture, as supplemented, dated as of January 27, 2014, collectively, the Unsecured Indenture, by and among CHS, the Parent Company, the other guarantors from time to time party thereto, and Regions Bank, as trustee, or the Unsecured Indenture.

The Secured Notes are senior secured obligations of CHS and are guaranteed on a senior secured basis by us, CHS and certain of CHS’s subsidiaries. The Secured Notes mature on August 1, 2021, and bear interest at a rate of 5.125% per annum, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on August 1, 2014. CHS is entitled to redeem some or all of the Secured Notes at any time on or after February 1, 2017 at the redemption prices set forth in the Secured Indenture, plus accrued and unpaid interest, if any. In addition, prior to February 1, 2017, CHS may redeem some or all of the Secured Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make whole” premium, as set forth in the Secured Indenture. CHS is entitled to redeem up to 40% of the aggregate principal amount of the Secured Notes until February 1, 2017 with the net proceeds from certain equity offerings at the redemption price set forth in the Secured Indenture. The Secured Indenture also contains covenants that, among other things, subject to various qualifications and exceptions, limit the ability of CHS and certain of CHS’s subsidiaries to: incur or guarantee additional indebtedness; pay dividends or make other restricted payments; make certain investments; create or incur certain liens; sell assets and subsidiary stock; transfer all or substantially all of their assets or enter into merger or consolidation transactions; and enter into transactions with affiliates.

The Unsecured Notes are senior unsecured obligations of CHS and are guaranteed on a senior basis by the Parent Company, CHS and certain of CHS’s subsidiaries. The Unsecured Notes mature on February 1, 2022, and bear interest at a rate of 6.875% per annum, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on August 1, 2014. CHS is entitled to redeem some or all of the Unsecured Notes at any time on or after February 1, 2018 at the redemption prices set forth in the Unsecured Indenture, plus accrued and unpaid interest, if any. In addition, prior to February 1, 2018, CHS may redeem some or all of the Unsecured Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make whole” premium, as set forth in the Unsecured Indenture. CHS is entitled to redeem up to 40% of the aggregate principal amount of the Unsecured Notes until February 1, 2017 with the net proceeds from certain equity offerings at the redemption price set forth in the Unsecured Indenture. The Unsecured Indenture also contains covenants that, among other things, subject to various qualifications and exceptions, limit the ability of CHS, and certain of its subsidiaries to: incur or guarantee additional indebtedness; pay dividends or make other restricted payments; make certain investments; create or incur certain liens; sell assets and subsidiary stock; transfer all or substantially all of their assets or enter into merger or consolidation transactions; and enter into transactions with affiliates.

Off-balance Sheet Arrangements

Our consolidated operating results for the years ended December 31, 2013 and 2012, included $156.7 million and $217.3 million, respectively, of net operating revenues and $0.2 million and $22.6 million, respectively, of income from continuing operations before income taxes, generated from four hospitals in 2013 and five hospitals in 2012 operated by us under operating lease arrangements. In accordance with U.S. GAAP, the respective assets and the future lease obligations under these arrangements are not recorded on our consolidated balance sheet. Lease costs under these arrangements are included in rent expense and totaled approximately $11.0 million and $11.5 million for the years ended December 31, 2013 and 2012, respectively. The current terms of these operating leases expire between May 2015 and June 2022, not including lease extension options. If we allow these leases to expire, we would no longer generate revenues nor incur expenses from these hospitals. The operating lease at our Barstow, California location terminated on November 30, 2012 in conjunction with the opening of the replacement facility that we constructed, which was a requirement of the operating lease agreement. The 11 months of operating results for the Barstow location for the year ended December 31, 2012 are included in the above amounts.

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

As described more fully in Note 16 of the Notes to Consolidated Financial Statements, at December 31, 2013, we have certain cash obligations for replacement facilities and other construction commitments of $451.8 million and open purchase orders for $425.8 million.

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. As of December 31, 2013, we have hospitals in 21 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including one hospital that also had a non-profit entity as a partner. In addition, we have three other hospitals with noncontrolling interests owned by non-profit entities. During the three months ended March 31, 2012, one of our subsidiaries purchased the outstanding partnership interests not already owned by us that were held by physician investors in the limited partnership that owns and operates Longview Regional Medical Center in Longview, Texas. The purchase price for these partnership interests was $28.8 million. After acquiring these partnership interests, one or more of our subsidiaries collectively own 100% of the outstanding equity of the limited partnership that owns and operates this hospital. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $358.4 million and $367.7 million as of December 31, 2013 and 2012, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $63.6 million and $65.3 million as of December 31, 2013 and 2012, respectively, and the amount of net income attributable to noncontrolling interests was $76.1 million, $80.2 million and $75.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we are not permitted to introduce physician ownership at any of our wholly-owned facilities or increase the aggregate percentage of physician ownership in any of our existing joint ventures.

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

Third-party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at December 31, 2013 from our estimated reimbursement percentage, net income for the year ended December 31, 2013 would have changed by approximately $41.1 million, and net accounts receivable at December 31, 2013 would have changed by $68.3 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. During the year ended December 31, 2012, we recognized a net after-tax benefit of $46.0 million from the resolution of an industry-wide governmental settlement and a payment update related to prior periods. Other than these items, contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the years ended December 31, 2013, 2012 and 2011.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third-party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at December 31, 2013 from our estimated collection percentage as a result of a change in expected recoveries, net income for the year ended December 31, 2013 would have changed by $27.0 million, and net accounts receivable at December 31, 2013 would have changed by $44.9 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $3.0 billion and $2.4 billion at December 31, 2013 and 2012, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding was 67 days at December 31, 2013 and 58 days at December 31, 2012. Our target range for days revenue outstanding is from 53 to 63 days. Approximately three days of the increase is due to growth in state Medicaid supplemental programs during the year ended December 31, 2013. Another two days of the increase is from growth in unbilled accounts receivable, primarily at certain of our hospitals with slower billing and collections due to system conversions as part of compliance with EHR certification.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $10.9 billion as of December 31, 2013 and approximately $9.6 billion as of December 31, 2012.

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	December 31,
	2013	2012

Insured receivables	59.8%	61.5%
Self-pay receivables	40.2	38.5

Total	100.0%	100.0%

For the hospital segment, the combined total of the allowance for doubtful accounts for self-pay accounts receivable and related allowances for other self-pay discounts and contractuals, as a percentage of gross self-pay receivables, was approximately 84% at both December 31, 2013 and 2012. If the receivables that have been written-off, but where collections are still being pursued by outside collection agencies, were included in both the allowances and gross self-pay receivables specified above, the percentage of combined allowances to total self-pay receivables would have been approximately 90% at both December 31, 2013 and 2012.

Goodwill and Other Intangibles

Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. We performed our last annual goodwill evaluation during the fourth quarter of 2013. No impairment was indicated by this evaluation. The next annual goodwill evaluation will be performed during the fourth quarter of 2014.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.6%, 1.2% and 1.2% in 2013, 2012 and 2011, respectively. This liability is adjusted for new claims information in the period such information becomes known to us. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of income.

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

The following table presents the amounts of our accrual for professional liability claims and approximate amounts of our activity for each of the respective years (excludes premiums for excess insurance coverage) (in thousands):

	Year Ended December 31,
	2013	2012	2011

Accrual for professional liability claims, beginning of year	$621,737	$567,785	$489,207

Liability for insured claims (1)	(4,880)	23,695	42,171
Expense (income) related to:
Current accident year	134,427	143,110	145,396
Prior accident years	(25,602)	(28,652)	(30,698)
(Income) expense from discounting	(15,219)	461	(2,393)

Total incurred loss and loss expense (2)	93,606	114,919	112,305

Paid claims and expenses related to:
Current accident year	(317)	(447)	(468)
Prior accident years	(66,264)	(84,215)	(75,430)

Total paid claims and expenses	(66,581)	(84,662)	(75,898)

Accrual for professional liability claims, end of year	$643,882	$621,737	$567,785

(1)	The liability for insured claims is recorded on the consolidated balance sheet with a corresponding insurance recovery receivable.
(2)	Total expense, including premiums for insured coverage, was $134.0 million in 2013, $155.0 million in 2012 and $150.2 million in 2011.

The impact of risk management patient safety quality programs and initiatives implemented at our hospitals, as well as decreasing obstetric admissions, surgeries, admissions and a slightly lower same-store acuity case mix, resulted in the current accident year expense decreasing, as a percentage of net operating revenues, for each year presented. Income/expense related to prior accident years reflects changes in estimates resulting from the filing of claims for prior year incidents, claim settlements, updates from litigation and our ongoing investigation of open claims. Expense/income from discounting reflects the changes in the weighted-average risk-free interest rate used and timing of estimated payments for discounting in each year.

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

Effective January 1, 2008, the former Triad hospitals are insured on a claims-made basis as described above and through commercial insurance companies as described above for substantially all claims occurring on or after January 1, 2002 and reported on or after January 1, 2008. Substantially all losses for the former Triad hospitals in periods prior to May 1, 1999 were insured through a wholly-owned insurance subsidiary of HCA Holdings, Inc., or HCA, Triad’s owner prior to that time, and excess loss policies maintained by HCA. HCA has agreed to indemnify the former Triad hospitals in respect of claims covered by such insurance policies arising prior to May 1, 1999. From May 1, 1999 through December 31, 2006, the former Triad hospitals obtained insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary with excess coverage obtained from other carriers that is subject to certain deductibles. Effective for claims incurred after December 31, 2006, Triad began insuring its claims from $1 million to $5 million through its wholly-owned captive insurance company, replacing the coverage provided by HCA. Substantially all claims occurring during 2007 were self-insured up to $10 million per claim.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $0.7 million as of December 31, 2013. A total of approximately $0.4 million of interest and penalties is included in the amount of liability for uncertain tax positions at December 31, 2013. It is our policy to recognize interest and penalties related to unrecognized benefits in our consolidated statements of income as income tax expense. During the year ended December 31, 2013, we decreased liabilities for uncertain tax positions by $0.2 million.

It is possible the amount of unrecognized tax benefit could change in the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our consolidated results of operations or consolidated financial position.

We, or one or more of our subsidiaries, file income tax returns in the United States federal jurisdiction and various state jurisdictions. We have extended the federal statute of limitations through December 31, 2014 for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2010. Our federal income tax returns for the 2009 and 2010 tax years are currently under examination by the Internal Revenue Service, or IRS. We believe the results of these examinations will not be material to our consolidated results of operations or consolidated financial position. During the year ended December 31, 2013, the IRS concluded its examination of the federal tax return of Community Health Systems, Inc. for the tax periods ended December 31, 2007 and 2008. The results of these examinations did not have a material effect on our consolidated results of operations or consolidated financial position. We have extended the federal statute of limitations through December 31, 2014 for Community Health Systems, Inc. for the tax periods ended December 31, 2007 and 2008, and through July 18, 2014 for the tax period ended December 31, 2009.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources” in Item 2. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As interest rate swap agreements expire throughout the year, we will become more subject to variable interest rates during 2014.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $20.0 million in 2013, $18.3 million in 2012 and $7.2 million in 2011.

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Community Health Systems, Inc.

Franklin, Tennessee

We have audited the accompanying consolidated balance sheets of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Community Health Systems, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2014 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 26, 2014

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands, except share and per share data)
Operating revenues (net of contractual allowances and discounts)	$15,078,074	$14,988,179	$13,626,168
Provision for bad debts	2,080,381	1,959,194	1,719,956

Net operating revenues	12,997,693	13,028,985	11,906,212

Operating costs and expenses:
Salaries and benefits	6,217,747	6,103,931	5,577,925
Supplies	1,994,116	1,973,491	1,834,106
Other operating expenses	2,880,357	2,869,786	2,515,638
Government settlement and related costs	101,500	-	-
Electronic health records incentive reimbursement	(165,877)	(126,734)	(63,397)
Rent	287,412	272,829	254,781
Depreciation and amortization	782,675	725,558	652,674

Total operating costs and expenses	12,097,930	11,818,861	10,771,727

Income from operations	899,763	1,210,124	1,134,485
Interest expense, net of interest income of $2,977, $3,031 and $4,650 in 2013, 2012 and 2011, respectively	615,147	622,933	644,410
Loss from early extinguishment of debt	1,295	115,453	66,019
Equity in earnings of unconsolidated affiliates	(42,641)	(42,033)	(49,491)
Impairment of long-lived assets	20,100	10,000	-

Income from continuing operations before income taxes	305,862	503,771	473,547
Provision for income taxes	88,594	157,502	137,653

Income from continuing operations	217,268	346,269	335,894

Discontinued operations, net of taxes:
Loss from operations of entities sold	-	(466)	(7,769)
Impairment of hospitals sold	-	-	(47,930)
Loss on sale, net	-	-	(2,572)

Loss from discontinued operations, net of taxes	-	(466)	(58,271)

Net income	217,268	345,803	277,623
Less: Net income attributable to noncontrolling interests	76,065	80,163	75,675

Net income attributable to Community Health Systems, Inc. stockholders	$141,203	$265,640	$201,948

Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$1.52	$2.98	$2.89
Discontinued operations	-	(0.01)	(0.65)

Net income	$1.52	$2.98	$2.24

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$1.51	$2.96	$2.87
Discontinued operations	-	(0.01)	(0.64)

Net income	$1.51	$2.96	$2.23

Weighted-average number of shares outstanding:
Basic	92,633,332	89,242,949	89,966,933

Diluted	93,815,013	89,806,937	90,666,348

(1) Total per share amounts may not add due to rounding.

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Net income	$217,268	$345,803	$277,623
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax of $33,875, $26,219 and $31,154 for the years ended December 31, 2013, 2012 and 2011, respectively	60,304	46,409	55,145
Net change in fair value of available-for-sale securities, net of tax	2,181	3,012	(960)
Amortization and recognition of unrecognized pension cost components, net of tax (benefit) of $9,140, $(3,310) and $(4,754) for the years ended December 31, 2013, 2012 and 2011, respectively	15,320	(10,252)	(7,737)

Other comprehensive income	77,805	39,169	46,448

Comprehensive income	295,073	384,972	324,071
Less: Comprehensive income attributable to noncontrolling interests	76,065	80,163	75,675

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$219,008	$304,809	$248,396

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$373,403	$387,813
Patient accounts receivable, net of allowance for doubtful accounts of $2,448,432 and $2,201,875 at December 31, 2013 and 2012, respectively	2,353,308	2,067,379
Supplies	377,005	368,172
Prepaid income taxes	107,077	49,888
Deferred income taxes	101,372	117,045
Prepaid expenses and taxes	128,476	126,561
Other current assets	307,322	302,284

Total current assets	3,747,963	3,419,142

Property and equipment:
Land and improvements	628,539	614,964
Buildings and improvements	6,302,739	6,086,169
Equipment and fixtures	3,675,472	3,444,275

Property and equipment, gross	10,606,750	10,145,408
Less accumulated depreciation and amortization	(3,492,287)	(2,993,535)

Property and equipment, net	7,114,463	7,151,873

Goodwill	4,444,135	4,408,138

Other assets, net of accumulated amortization of $535,142 and $394,827 at December 31, 2013 and 2012, respectively	1,810,734	1,627,182

Total assets	$17,117,295	$16,606,335

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$166,902	$89,911
Accounts payable	958,593	825,914
Deferred income taxes	3,183	-
Accrued liabilities:
Employee compensation	698,987	713,685
Interest	111,891	110,702
Other	517,927	403,008

Total current liabilities	2,457,483	2,143,220

Long-term debt	9,286,495	9,451,394

Deferred income taxes	906,101	808,489

Other long-term liabilities	977,336	1,039,045

Total liabilities	13,627,415	13,442,148

Redeemable noncontrolling interests in equity of consolidated subsidiaries	358,410	367,666

Commitments and contingencies (Note 16)
EQUITY
Community Health Systems, Inc. stockholders’ equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 95,987,032 shares issued and 95,011,483 shares outstanding at December 31, 2013, and 92,925,715 shares issued and 91,950,166 shares outstanding at December 31, 2012	960	929
Additional paid-in capital	1,255,855	1,138,274
Treasury stock, at cost, 975,549 shares at December 31, 2013 and 2012	(6,678)	(6,678)
Accumulated other comprehensive loss	(67,505)	(145,310)
Retained earnings	1,885,195	1,743,992

Total Community Health Systems, Inc. stockholders’ equity	3,067,827	2,731,207
Noncontrolling interests in equity of consolidated subsidiaries	63,643	65,314

Total equity	3,131,470	2,796,521

Total liabilities and equity	$17,117,295	$16,606,335

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

		Community Health Systems, Inc. Stockholders
							Accumulated
	Redeemable			Additional			Other			Total
	Noncontrolling	Common Stock		Paid-in	Treasury Stock		Comprehensive	Retained	Noncontrolling	Stockholders’
	Interests	Shares	Amount	Capital	Shares	Amount	Income (Loss)	Earnings	Interests	Equity
		(In thousands, except share data)
Balance, December 31, 2010	$387,472	93,644,862	$936	$1,126,751	(975,549)	$(6,678)	$(230,927)	$1,299,382	$60,913	$2,250,377
Comprehensive income (loss)	54,251	-	-	-	-	-	46,448	201,948	21,424	269,820
Distributions to noncontrolling interests, net of contributions	(39,816)	-	-	-	-	-	-	-	(15,049)	(15,049)
Purchase of subsidiary shares from noncontrolling interests	(7,426)	-	-	(4,556)	-	-	-	-	(1,040)	(5,596)
Other reclassifications of noncontrolling interests	(2,099)	-	-	-	-	-	-	-	1,101	1,101
Adjustment to redemption value of redeemable noncontrolling interests	3,361	-	-	(3,361)	-	-	-	-	-	(3,361)
Issuance of common stock in connection with the exercise of stock options	-	623,341	6	18,910	-	-	-	-	-	18,916
Cancellation of restricted stock for tax withholdings on vested shares	-	(346,419)	(3)	(13,311)	-	-	-	-	-	(13,314)
Repurchases of common stock	-	(3,469,099)	(35)	(85,790)	-	-	-	-	-	(85,825)
Excess tax benefit from exercise of stock options	-	-	-	4,823	-	-	-	-	-	4,823
Stock-based compensation	-	1,094,394	11	42,542	-	-	-	-	-	42,553

Balance, December 31, 2011	395,743	91,547,079	915	1,086,008	(975,549)	(6,678)	(184,479)	1,501,330	67,349	2,464,445
Comprehensive income	56,235	-	-	-	-	-	39,169	265,640	23,928	328,737
Distributions to noncontrolling interests, net of contributions	(43,613)	-	-	-	-	-	-	-	(24,196)	(24,196)
Purchase of subsidiary shares from noncontrolling interests	(21,607)	-	-	(21,537)	-	-	-	-	(1,143)	(22,680)
Other reclassifications of noncontrolling interests	718	-	-	-	-	-	-	-	(624)	(624)
Adjustment to redemption value of redeemable noncontrolling interests	(19,810)	-	-	19,810	-	-	-	-	-	19,810
Issuance of common stock in connection with the exercise of stock options	-	1,054,075	11	20,858	-	-	-	-	-	20,869
Cancellation of restricted stock for tax withholdings on vested shares	-	(371,946)	(4)	(9,314)	-	-	-	-	-	(9,318)
Net distribution to shareholders	-	-	-	443	-	-	-	(22,978)	-	(22,535)
Excess tax benefit from exercise of stock options	-	-	-	1,110	-	-	-	-	-	1,110
Stock-based compensation	-	696,507	7	40,896	-	-	-	-	-	40,903

Balance, December 31, 2012	367,666	92,925,715	929	1,138,274	(975,549)	(6,678)	(145,310)	1,743,992	65,314	2,796,521
Comprehensive income	50,624	-	-	-	-	-	77,805	141,203	25,441	244,449
Distributions to noncontrolling interests, net of contributions	(48,518)	-	-	-	-	-	-	-	(26,776)	(26,776)
Purchase of subsidiary shares from noncontrolling interests	(5,891)	-	-	(768)	-	-	-	-	(2,645)	(3,413)
Other reclassifications of noncontrolling interests	2,290	-	-	-	-	-	-	-	(2,290)	(2,290)
Noncontrolling interests in acquired entity	-	-	-	-	-	-	-	-	4,599	4,599
Adjustment to redemption value of redeemable noncontrolling interests	(7,761)	-	-	7,761	-	-	-	-	-	7,761
Repurchases of common stock	-	(706,023)	(7)	(27,133)	-	-	-	-	-	(27,140)
Issuance of common stock in connection with the exercise of stock options	-	3,301,543	33	110,641	-	-	-	-	-	110,674
Cancellation of restricted stock for tax withholdings on vested shares	-	(357,360)	(3)	(14,896)	-	-	-	-	-	(14,899)
Excess tax benefit from exercise of stock options	-	-	-	3,573	-	-	-	-	-	3,573
Stock-based compensation	-	823,157	8	38,403	-	-	-	-	-	38,411

Balance, December 31, 2013	$358,410	95,987,032	$960	$1,255,855	(975,549)	$(6,678)	$(67,505)	$1,885,195	$63,643	$3,131,470

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2013	2012	2011
	(In thousands)
Cash flows from operating activities:
Net income	$217,268	$345,803	$277,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	782,675	725,558	657,665
Deferred income taxes	69,284	53,407	107,032
Government settlement and related costs	101,500	-	-
Stock-based compensation expense	38,403	40,896	42,542
Loss on sale, net	-	-	2,572
Impairment of hospitals sold	-	-	47,930
Impairment of long-lived assets	20,100	10,000	-
Loss from early extinguishment of debt	1,295	115,453	66,019
Excess tax benefit relating to stock-based compensation	(6,715)	(3,973)	(5,290)
Other non-cash expenses, net	60,839	33,251	28,716
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(285,437)	(204,151)	(138,332)
Supplies, prepaid expenses and other current assets	(8,453)	(99,799)	(42,858)
Accounts payable, accrued liabilities and income taxes	72,474	246,301	246,110
Other	25,486	17,374	(27,821)

Net cash provided by operating activities	1,088,719	1,280,120	1,261,908

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(43,743)	(322,315)	(415,360)
Purchases of property and equipment	(613,992)	(768,790)	(776,713)
Proceeds from disposition of hospitals and other ancillary operations	-	-	173,387
Proceeds from sale of property and equipment	6,409	5,897	11,160
Increase in other investments	(339,942)	(297,994)	(188,249)

Net cash used in investing activities	(991,268)	(1,383,202)	(1,195,775)

Cash flows from financing activities:
Proceeds from exercise of stock options	110,660	20,858	18,910
Repurchase of restricted stock shares for payroll tax withholding requirements	(14,896)	(9,314)	(13,311)
Payment of special dividend to stockholders	-	(22,535)	-
Stock buy-back	(27,133)	-	(85,790)
Deferred financing costs	(13,199)	(141,219)	(19,352)
Excess tax benefit relating to stock-based compensation	6,715	3,973	5,290
Proceeds from noncontrolling investors in joint ventures	289	535	1,229
Redemption of noncontrolling investments in joint ventures	(9,304)	(44,287)	(13,022)
Distributions to noncontrolling investors in joint ventures	(75,583)	(68,344)	(56,094)
Borrowings under credit agreements	1,194,575	3,975,866	578,236
Issuance of long-term debt	-	3,825,000	1,000,000
Proceeds from receivables facility	338,000	350,000	-
Repayments of long-term indebtedness	(1,621,985)	(7,529,503)	(1,651,533)

Net cash (used in) provided by financing activities	(111,861)	361,030	(235,437)

Net change in cash and cash equivalents	(14,410)	257,948	(169,304)
Cash and cash equivalents at beginning of period	387,813	129,865	299,169

Cash and cash equivalents at end of period	$373,403	$387,813	$129,865

Supplemental disclosure of cash flow information:
Interest payments	$582,828	$594,292	$680,704

Income tax paid, net of refunds received	$72,794	$55,551	$26,463

See notes to the consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Business. Community Health Systems, Inc. is a holding company and operates no business in its own name. On a consolidated basis, Community Health Systems, Inc. and its subsidiaries (collectively the “Company”) own, lease and operate acute care hospitals in non-urban and selected urban markets. As of December 31, 2013, the Company owned or leased 135 hospitals, including four stand-alone rehabilitation or psychiatric hospitals, licensed for 20,180 beds in 29 states. Throughout these notes to the consolidated financial statements, Community Health Systems, Inc. (the “Parent”) and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly-traded Parent or any subsidiary of the Parent owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc.

As of December 31, 2013, Texas, Pennsylvania and Indiana represent the only areas of geographic concentration. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by the Company’s hospitals in Texas, as a percentage of consolidated operating revenues, were 14.8% in 2013, 14.4% in 2012 and 13.1% in 2011. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by the Company’s hospitals in Pennsylvania, as a percentage of consolidated operating revenues, were 13.0% in 2013, 12.6% in 2012 and 11.5% in 2011. Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), generated by the Company’s hospitals in Indiana, as a percentage of consolidated operating revenues, were 10.5% in 2013, 10.5% in 2012 and 10.3% in 2011.

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

Cost of Revenue. Substantially all of the Company’s operating expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office, which were $180.8 million, $214.8 million and $183.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Included in these amounts is stock-based compensation of $38.4 million, $40.9 million and $42.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

Cash Equivalents. The Company considers highly liquid investments with original maturities of three months or less to be cash equivalents.

Supplies. Supplies, principally medical supplies, are stated at the lower of cost (first-in, first-out basis) or market.

Marketable Securities. The Company’s marketable securities are classified as trading or available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses reported as a separate component of stockholders’ equity. Trading securities are reported at fair value with unrealized gains and losses included in earnings. Interest and dividends on securities classified as available-for-sale or trading are included in net operating revenues and were not material in all periods presented. Other comprehensive income (loss) included an unrealized gain of $2.2 million, an unrealized gain of $3.0 million and an unrealized loss of $1.0 million during the years ended December 31, 2013, 2012 and 2011, respectively, related to these available-for-sale securities.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Property and Equipment. Property and equipment are recorded at cost. Depreciation is recognized using the straight-line method over the estimated useful lives of the land and improvements (2 to 15 years; weighted-average useful life is 14 years), buildings and improvements (5 to 50 years; weighted-average useful life is 24 years) and equipment and fixtures (4 to 18 years; weighted-average useful life is 8 years). Costs capitalized as construction in progress were $231.8 million and $173.4 million at December 31, 2013 and 2012, respectively. Expenditures for renovations and other significant improvements are capitalized; however, maintenance and repairs which do not improve or extend the useful lives of the respective assets are charged to operations as incurred. Interest capitalized related to construction in progress was $10.5 million, $23.9 million and $21.4 million for the years ended December 31, 2013, 2012 and 2011, respectively. Purchases of property and equipment and internal-use software accrued in accounts payable and not yet paid were $141.6 million and $50.2 million at December 31, 2013 and 2012, respectively.

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

Other Assets. Other assets consist of costs associated with the issuance of debt, which are included in interest expense over the life of the related debt using the effective interest method; the insurance recovery receivable from excess insurance carriers related to the Company’s self-insured malpractice general liability and workers’ compensation insurance liability; and costs to recruit physicians to the Company’s markets, which are deferred and expensed over the term of the respective physician recruitment contract, generally three years, and included in amortization expense. Other assets also include capitalized internal-use software costs, which are expensed over the expected useful life, which is generally three years for routine software and eight to ten years for major software projects, and included in amortization expense.

Third-Party Reimbursement. Net patient service revenue is reported at the estimated net realizable amount from patients, third-party payors and others for services rendered. Operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems, provisions of cost-reimbursement and other payment methods. Approximately 34.6%, 36.1% and 36.5% of operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), for the years ended December 31, 2013, 2012 and 2011, respectively, are related to services rendered to patients covered by the Medicare and Medicaid programs. Revenues from Medicare outlier payments are included in the amounts received from Medicare and were approximately 0.46%, 0.45% and 0.42% of operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, the Company is reimbursed by non-governmental payors using a variety of payment methodologies. Amounts received by the Company for treatment of patients covered by such programs are generally less than the standard billing rates. The differences between the estimated program reimbursement rates and the standard billing rates are accounted for as contractual adjustments, which are deducted from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). These net operating revenues are an estimate of the net realizable amount due from these payors. The process of estimating contractual allowances requires the Company to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments the Company receives could be different from the amounts it estimates and records. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. Adjustments to previous program reimbursement estimates are accounted for as contractual allowance adjustments and reported in the periods that such adjustments become known.

Included in net operating revenues for the year ended December 31, 2012 is approximately $105.3 million of net operating revenues from an industry-wide settlement with the United States Department of Health and Human Services and Centers for Medicare and Medicaid Services, based on a claim that acute-care hospitals in the U.S. were underpaid from the Medicare inpatient prospective payment system in federal fiscal years 1999 through 2011. The underpayments resulted from calculations related to the rural floor budget neutrality adjustments implemented in connection with the Balanced Budget Act of 1997. During the year ended December 31, 2012, the Company received approximately $104.0 million of cash from this settlement. Also included in net operating revenues for the year ended December 31, 2012 is an unfavorable adjustment of approximately $21.0 million related to the revised Supplemental Security Income ratios issued for federal fiscal years 2006 through 2009 utilized for calculating Medicare Disproportionate Share Hospital reimbursements. Other than these items, contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income by an insignificant amount in each of the years ended December 31, 2013, 2012 and 2011.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Amounts due to third-party payors were $60.5 million and $80.5 million as of December 31, 2013 and 2012, respectively, and are included in accrued liabilities-other in the accompanying consolidated balance sheets. Amounts due from third-party payors were $118.0 million and $119.2 million as of December 31, 2013 and 2012, respectively, and are included in other current assets in the accompanying consolidated balance sheets. Substantially all Medicare and Medicaid cost reports are final settled through 2008.

Net Operating Revenues. Net operating revenues are recorded net of provisions for contractual allowance of approximately $53.4 billion, $49.3 billion and $42.4 billion in 2013, 2012 and 2011, respectively. Net operating revenues are recognized when services are provided and are reported at the estimated net realizable amount from patients, third-party payors and others for services rendered. Also included in the provision for contractual allowance shown above is the value of administrative and other discounts provided to self-pay patients eliminated from net operating revenues which was $1.4 billion, $1.2 billion and $852.4 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Included in the provision for contractual allowance shown above is $703.3 million, $692.4 million and $651.1 million for the years ended December 31, 2013, 2012 and 2011, respectively, representing the value (at the Company’s standard charges) of these charity care services that are excluded from net operating revenues.

The estimated cost incurred by the Company to provide these charity care services to patients who are unable to pay was approximately $120.8 million, $125.4 million and $125.7 million for the years ended December 31, 2013, 2012 and 2011, respectively. The estimated cost of these charity care services was determined using a ratio of cost to gross charges and applying that ratio to the gross charges associated with providing care to charity patients for the period.

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

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), recognized during the years ended December 31, 2013, 2012 and 2011, were as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Medicare	$3,750,696	$3,955,235	$3,654,247
Medicaid	1,468,717	1,455,650	1,318,756
Managed Care and other third-party payors	7,797,495	7,629,416	7,014,519
Self-pay	2,061,166	1,947,878	1,638,646

Total	$15,078,074	$14,988,179	$13,626,168

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

The Company recognized approximately $165.9 million, $126.7 million and $63.4 million during the years ended December 31, 2013, 2012 and 2011, respectively, of incentive reimbursement for HITECH incentives from Medicare and Medicaid related to certain of the Company’s hospitals and for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements are presented as a reduction of operating costs and expenses on the consolidated statements of income. The Company received cash related to the incentive reimbursement for HITECH incentives of approximately $203.1 million, $141.0 million and $37.4 million during the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013 and 2012, $90.2 million and $33.3 million, respectively, were recorded as deferred revenue as all criteria for gain recognition had not been met.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Physician Income Guarantees. The Company enters into physician recruiting agreements under which it supplements physician income to a minimum amount over a period of time, typically one year, while the physicians establish themselves in the community. As part of the agreements, the physicians are committed to practice in the community for a period of time, typically three years, which extends beyond their income guarantee period. The Company records an asset and liability for the estimated fair value of minimum revenue guarantees on new agreements. Adjustments to the ultimate value of the guarantee paid to physicians are recognized in the period that the change in estimate is identified. The Company amortizes an asset over the life of the agreement. As of December 31, 2013 and 2012, the unamortized portion of these physician income guarantees was $33.0 million and $30.1 million, respectively.

Concentrations of Credit Risk. The Company grants unsecured credit to its patients, most of whom reside in the service area of the Company’s facilities and are insured under third-party payor agreements. Because of the economic diversity of the Company’s facilities and non-governmental third-party payors, Medicare represents the only significant concentration of credit risk from payors. Accounts receivable, net of contractual allowances, from Medicare were $359.6 million and $315.5 million as of December 31, 2013 and 2012, respectively, representing 7.5% and 7.4% of consolidated net accounts receivable, before allowance for doubtful accounts, as of December 31, 2013 and 2012, respectively.

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

During the year ended December 31, 2013, the Company recorded a pretax impairment charge of $20.1 million to reduce the carrying value of certain long-lived assets at five of its smaller hospitals to their estimated fair value. During the year ended December 31, 2012, the Company recorded a pretax impairment charge of $10.0 million to reduce the carrying value of certain long-lived assets at three of its smaller hospitals to their estimated fair value. The impairments for 2013 and 2012 were identified because of declining operating results and projections of future cash flows at these hospitals caused by competitive and operational challenges specific to the markets in which these hospitals operate. There were no impairments of long-lived assets in 2011.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Accumulated Other Comprehensive Income (Loss) consisted of the following (in thousands):

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2011	$(162,791)	$1,576	$(23,264)	$(184,479)
2012 activity, net of tax	46,409	3,012	(10,252)	39,169

Balance as of December 31, 2012	(116,382)	4,588	(33,516)	(145,310)
2013 activity, net of tax	60,304	2,181	15,320	77,805

Balance as of December 31, 2013	$(56,078)	$6,769	$(18,196)	$(67,505)

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

The Company operates in two distinct operating segments, represented by the hospital operations (which includes the Company’s acute care hospitals and related healthcare entities that provide inpatient and outpatient healthcare services) and the home care agencies operations (which provide in-home outpatient care). U.S. GAAP requires (1) that financial information be disclosed for operating segments that meet a 10% quantitative threshold of the consolidated totals of net revenue, profit or loss, or total assets; and (2) that the individual reportable segments disclosed contribute at least 75% of total consolidated net revenue. Based on these measures, only the hospital operations segment meets the criteria as a separate reportable segment. Financial information for the home care agencies segment does not meet the quantitative thresholds and is therefore combined with corporate into the all other reportable segment.

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

New Accounting Pronouncements. In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2013-02, which requires additional disclosures on the effect of significant reclassifications out of accumulated other comprehensive income. The ASU requires a company that reports other comprehensive income to present (either on the face of the statement where net income is presented or in the notes) the effects on the line items of net income of significant amounts reclassified out of accumulated other comprehensive income. For other amounts that are not required to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference to other required disclosures that provide additional details about those amounts. This ASU is effective for fiscal years beginning after December 15, 2012, and was adopted by the Company on January 1, 2013. As it only requires additional disclosure, the adoption of this ASU had no impact on the Company’s consolidated financial position, results of operations or cash flows.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of December 31, 2013, 4,160,962 shares of unissued common stock were reserved for future grants under the 2009 Plan.

The exercise price of all options granted is equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in thousands):

	Year Ended December 31,
	2013	2012	2011
Effect on income from continuing operations before income taxes	$(38,403)	$(40,896)	$(42,542)

Effect on net income	$(24,040)	$(25,683)	$(27,014)

At December 31, 2013, $30.5 million of unrecognized stock-based compensation expense was expected to be recognized over a weighted-average period of 22 months. Of that amount, $1.7 million related to outstanding unvested stock options was expected to be recognized over a weighted-average period of 9 months and $28.8 million related to outstanding unvested restricted stock and restricted stock units was expected to be recognized over a weighted-average period of 23 months. There were no modifications to awards during the years ended December 31, 2013, 2012 and 2011.

The fair value of stock options granted during the years ended December 31, 2013, 2012 and 2011 was estimated using the Black Scholes option pricing model with the following assumptions:

Year Ended December 31,
	2013	2012	2011
Expected volatility	N/A	57.8%	33.8%
Expected dividends	N/A	-	-
Expected term	N/A	4.1 years	4 years
Risk-free interest rate	N/A	0.66%	1.63%

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

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of December 31, 2013, and changes during each of the years in the three-year period prior to December 31, 2013, were as follows (in thousands, except share and per share data):

			Weighted-	Aggregate
			Average	Intrinsic
		Weighted-	Remaining	Value as of
		Average	Contractual	December 31,
	Shares	Exercise Price	Term	2013
Outstanding at December 31, 2010	7,834,332	$32.08
Granted	1,505,000	35.87
Exercised	(623,341)	30.34
Forfeited and cancelled	(326,849)	33.69

Outstanding at December 31, 2011	8,389,142	32.83
Granted	253,500	21.16
Exercised	(1,050,772)	19.85
Forfeited and cancelled	(487,757)	34.12

Outstanding at December 31, 2012	7,104,113	34.25
Granted	-	-
Exercised	(3,299,859)	33.53
Forfeited and cancelled	(66,709)	34.01

Outstanding at December 31, 2013	3,737,545	$34.88	4.1 years	$17,806

Exercisable at December 31, 2013	3,203,520	$35.49	3.5 years	$13,515

The weighted-average grant date fair value of stock options granted during the years ended December 31, 2012 and 2011, was $9.20 and $10.07, respectively. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($39.27) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on December 31, 2013. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the years ended December 31, 2013, 2012 and 2011 was $31.0 million, $9.4 million and $6.1 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of December 31, 2013, and changes during each of the years in the three-year period prior to December 31, 2013, were as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2010	2,125,291	$27.92
Granted	1,109,949	37.57
Vested	(1,009,959)	27.40
Forfeited	(17,669)	35.68

Unvested at December 31, 2011	2,207,612	32.95
Granted	680,500	21.20
Vested	(1,118,213)	29.67
Forfeited	(25,335)	30.94

Unvested at December 31, 2012	1,744,564	30.50
Granted	836,088	41.55
Vested	(945,894)	32.22
Forfeited	(27,269)	37.09

Unvested at December 31, 2013	1,607,489	35.13

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

RSUs outstanding under the 2000 Plan and the 2009 Plan as of December 31, 2013, and changes during each of the years in the three-year period prior to December 31, 2013, were as follows:

		Weighted-
		Average Grant
	Shares	Date Fair Value
Unvested at December 31, 2010	53,388	$26.11
Granted	22,128	37.96
Vested	(22,560)	24.68
Forfeited	-	-

Unvested at December 31, 2011	52,956	31.67
Granted	39,870	21.07
Vested	(29,940)	27.95
Forfeited	-	-

Unvested at December 31, 2012	62,886	26.72
Granted	21,576	41.71
Vested	(28,926)	29.04
Forfeited	-	-

Unvested at December 31, 2013	55,536	31.33

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

	Year Ended December 31,
	2013	2012	2011
Directors’ fees earned and deferred into plan	$130	$110	$220

Share equivalent units	2,990	4,056	9,974

At December 31, 2013, a total of 31,059 share equivalent units were deferred in the plan with an aggregate fair value of $1.2 million, based on the closing market price of the Company’s common stock at December 31, 2013 of $39.27.

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

Effective July 1, 2012, one or more subsidiaries of the Company completed the acquisition of Memorial Health Systems in York, Pennsylvania. This healthcare system includes Memorial Hospital (100 licensed beds), the Surgical Center of York, and other outpatient and ancillary services. As part of this purchase agreement, the Company has agreed to spend at least $75.0 million to build a replacement hospital within five years of the closing date. The total cash consideration paid for fixed assets and working capital was approximately $45.0 million and $2.6 million, respectively, with additional consideration of $12.5 million assumed in liabilities, for a total consideration of $60.1 million. Based upon the Company’s final purchase price allocation relating to this acquisition as of December 31, 2013, approximately $10.9 million of goodwill has been recorded.

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

Effective March 1, 2012, one or more subsidiaries of the Company completed the acquisition of MetroSouth Medical Center (330 licensed beds) located in Blue Island, Illinois. The total cash consideration paid for fixed assets was approximately $39.3 million with additional consideration of $5.8 million assumed in liabilities as well as a credit applied at closing of $0.9 million for negative acquired working capital, for a total consideration of $44.2 million. Based upon the Company’s final purchase price allocation relating to this acquisition as of December 31, 2013, no goodwill has been recorded.

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

Effective October 1, 2011, one or more subsidiaries of the Company completed the acquisition of Tomball Regional Hospital (358 licensed beds) located in Tomball, Texas. The total cash consideration paid for fixed assets and working capital was approximately $192.0 million and $17.5 million, respectively, with additional consideration of $15.9 million assumed in liabilities, for a total consideration of $225.4 million. Based upon the Company’s final purchase price allocation relating to this acquisition, as of December 31, 2013, approximately $32.4 million of goodwill has been recorded.

Effective May 1, 2011, one or more subsidiaries of the Company completed the acquisition of Mercy Health Partners based in Scranton, Pennsylvania, which is a healthcare system comprised of two acute care hospitals, a long-term acute care facility and other healthcare providers. This healthcare system includes Regional Hospital of Scranton (198 licensed beds) located in Scranton, Pennsylvania, and Tyler Memorial Hospital (48 licensed beds) located in Tunkhannock, Pennsylvania. This healthcare system also includes a long-term acute care facility, Special Care Hospital (67 licensed beds) located in Nanticoke, Pennsylvania, as well as several outpatient clinics and other ancillary facilities. The total cash consideration paid for fixed assets was approximately $150.8 million, with additional consideration of $12.3 million assumed in liabilities as well as a credit applied at closing of $2.1 million for negative acquired working capital, for a total consideration of $161.0 million. Based upon the Company’s final purchase price allocation relating to this acquisition, as of December 31, 2013, approximately $43.1 million of goodwill has been recorded.

Approximately $20.6 million, $9.9 million and $16.0 million of acquisition costs related to prospective and closed acquisitions were expensed during the years ended December 31, 2013, 2012 and 2011, respectively, and are included in other operating expenses on the consolidated statements of income. For the year ended December 31, 2013, these acquisition costs included $14.1 million of expenses related to the acquisition of Health Management Associates, Inc. (“HMA”).

The table below summarizes the allocations of the purchase price (including assumed liabilities) for the above hospital acquisition transactions in 2012 (in thousands) and reflects the fact that there were no hospital acquisitions in 2013:

	2013	2012

Current assets	N/A	$46,207

Property and equipment	N/A	178,836

Goodwill	N/A	106,269

Intangible assets	N/A	2,522

Other long-term assets	N/A	490

Liabilities	N/A	34,463

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The operating results of the foregoing transactions have been included in the accompanying consolidated statements of income from their respective dates of acquisition, including net operating revenues of $337.0 million for the year ended December 31, 2012 from hospital acquisitions that closed during 2012. The following pro forma combined summary of operations of the Company gives effect to using historical information of the operations of the hospital acquisitions in 2012 discussed above as if the transactions had occurred as of January 1, 2012 (in thousands, except per share data):

	Year Ended December 31,
	2013	2012
		(Unaudited)

Pro forma net operating revenues	$12,997,693	$13,120,413

Pro forma net income	217,268	258,019

Pro forma net income per share:

Basic	$1.52	$2.89

Diluted	$1.51	$2.87

There were no hospital acquisitions in 2013, so the pro forma summarized operating results for the year ended December 31, 2013 equal the operating results as reported. Pro forma adjustments to net income include adjustments to depreciation and amortization expense, net of the related tax effect, based on the estimated fair value assigned to the long-lived assets acquired, and to interest expense, net of the related tax effect, assuming the increase in long-term debt used to fund the acquisitions had occurred as of January 1, 2012. These pro forma results are not necessarily indicative of the actual results of operations.

Additionally, during the years ended December 31, 2013, 2012 and 2011, the Company paid approximately $39.7 million, $41.5 million and $57.9 million, respectively, to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by its hospitals. In connection with these acquisitions, during 2013, the Company assumed approximately $4.6 million of noncontrolling interests and allocated approximately $8.9 million of the consideration paid to property and equipment, approximately $0.3 million to net working capital and the remainder, approximately $36.2 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. During 2012, the Company assumed approximately $2.0 million in net working capital liabilities and allocated approximately $10.2 million of the consideration paid to property and equipment and the remainder, approximately $33.3 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. During 2011, the Company allocated approximately $13.1 million of the consideration paid to property and equipment, $2.9 million to net working capital, $1.6 million to other intangible assets and the remainder, approximately $40.3 million consisting of intangible assets that do not qualify for separate recognition, to goodwill. These acquisition transactions during the years ended December 31, 2013, 2012 and 2011 were accounted for as purchase business combinations.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company has classified the results of operations for Oregon Medical Group, SouthCrest Hospital, Claremore Regional Hospital and Cleveland Regional Hospital as discontinued operations in the accompanying consolidated statements of income for the years ended December 31, 2013, 2012 and 2011. As of December 31, 2013, no hospitals are held for sale.

Net operating revenues and loss from discontinued operations for the respective periods are as follows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net operating revenues	$-	$-	$144,546

Loss from operations of entities sold before income taxes	-	(729)	(12,390)
Impairment of hospitals sold	-	-	(51,695)
Loss on sale, net	-	-	(4,301)

Loss from discontinued operations, before taxes	-	(729)	(68,386)
Income tax benefit	-	(263)	(10,115)

Loss from discontinued operations, net of taxes	$-	$(466)	$(58,271)

Interest expense was allocated to discontinued operations based on sale proceeds available for debt repayment.

4.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Balance, beginning of year	$4,408,138	$4,264,845
Goodwill acquired as part of acquisitions during current year	36,245	141,277
Consideration and purchase price allocation adjustments for prior year’s acquisitions and other adjustments	(248)	2,016

Balance, end of year	$4,444,135	$4,408,138

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments and hospital management services operations meet the criteria to be classified as reporting units. At December 31, 2013, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $4.4 billion, $43.6 million and $33.3 million, respectively, of goodwill. At December 31, 2012, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $4.3 billion, $40.5 million and $33.3 million, respectively, of goodwill.

Goodwill is evaluated for impairment at the same time every year and when an event occurs or circumstances change that, more likely than not, reduce the fair value of the reporting unit below its carrying value. There is a two-step method for determining goodwill impairment. Step one is to compare the fair value of the reporting unit with the unit’s carrying amount, including goodwill. If this test indicates the fair value is less than the carrying value, then step two is required to compare the implied fair value of the reporting unit’s goodwill with the carrying value of the reporting unit’s goodwill. The Company performed its last annual goodwill evaluation during the fourth quarter of 2013. No impairment was indicated by this evaluation. The next annual goodwill evaluation will be performed during the fourth quarter of 2014.

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

Approximately $1.2 million of intangible assets other than goodwill were acquired during the year ended December 31, 2013. The gross carrying amount of the Company’s other intangible assets subject to amortization was $50.9 million at December 31, 2013 and $61.9 million at December 31, 2012, and the net carrying amount was $20.5 million at December 31, 2013 and $26.3 million at December 31, 2012. The carrying amount of the Company’s other intangible assets not subject to amortization was $49.6 million and $48.1 million at December 31, 2013 and 2012, respectively. Other intangible assets are included in other assets, net on the Company’s consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average amortization period for the intangible assets subject to amortization is approximately eight years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $5.6 million, $7.5 million and $8.1 million during the years ended December 31, 2013, 2012, and 2011, respectively. Amortization expense on intangible assets is estimated to be $3.8 million in 2014, $3.3 million in 2015, $2.5 million in 2016, $2.2 million in 2017, $2.0 million in 2018 and $6.7 million thereafter.

The gross carrying amount of capitalized software for internal use was approximately $987.5 million and $654.4 million at December 31, 2013 and 2012, respectively, and the net carrying amount considering accumulated amortization was approximately $559.5 million and $354.4 million at December 31, 2013 and 2012, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At December 31, 2013, there was approximately $141.8 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $140.6 million, $100.7 million and $70.5 million during the years ended December 31, 2013, 2012 and 2011, respectively. Amortization expense on capitalized internal-use software is estimated to be $143.5 million in 2014, $122.0 million in 2015, $94.2 million in 2016, $44.9 million in 2017, $38.1 million in 2018 and $116.8 million thereafter.

5.  INCOME TAXES

The provision for income taxes for income from continuing operations consists of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$14,674	$94,080	$23,020
State	4,636	10,015	7,601

	19,310	104,095	30,621
Deferred:
Federal	58,331	56,487	105,771
State	10,953	(3,080)	1,261

	69,284	53,407	107,032

Total provision for income taxes for income from continuing operations	$88,594	$157,502	$137,653

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table reconciles the differences between the statutory federal income tax rate and the effective tax rate (dollars in thousands):

	Year Ended December 31,
	2013		2012		2011
	Amount	%	Amount	%	Amount	%
Provision for income taxes at statutory federal rate	$107,052	35.0%	$176,320	35.0%	$165,741	35.0%
State income taxes, net of federal income tax benefit	9,560	3.1	12,293	2.4	8,212	1.7
Release of unrecognized tax benefit	-	-	-	-	(6,509)	(1.3)
Net income attributable to noncontrolling interests	(26,623)	(8.7)	(28,057)	(5.6)	(26,486)	(5.6)
Change in valuation allowance	-	-	(1,233)	(0.2)	-	-
Federal and state tax credits	(3,972)	(1.3)	(2,185)	(0.4)	(3,788)	(0.8)
Other	2,577	0.9	364	0.1	483	0.1

Provision for income taxes and effective tax rate for income from continuing operations	$88,594	29.0%	$157,502	31.3%	$137,653	29.1%

Deferred income taxes are based on the estimated future tax effects of differences between the financial statement and tax bases of assets and liabilities under the provisions of the enacted tax laws. Deferred income taxes as of December 31, 2013 and 2012 consist of (in thousands):

	December 31,
	2013		2012
	Assets	Liabilities	Assets	Liabilities
Net operating loss and credit carryforwards	$186,519	$-	$170,521	$-
Property and equipment	-	820,035	-	762,387
Self-insurance liabilities	125,367	-	124,842	-
Intangibles	-	244,019	-	222,392
Investments in unconsolidated affiliates	-	60,257	-	64,170
Other liabilities	-	23,767	-	22,468
Long-term debt and interest	-	21,256	-	28,920
Accounts receivable	-	86,044	-	38,503
Accrued expenses	53,011	-	55,203	-
Other comprehensive income	47,265	-	102,242	-
Stock-based compensation	22,813	-	31,504	-
Deferred compensation	73,042	-	58,509	-
Other	110,813	-	65,887	-

	618,830	1,255,378	608,708	1,138,840
Valuation allowance	(171,364)	-	(161,312)	-

Total deferred income taxes	$447,466	$1,255,378	$447,396	$1,138,840

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company believes that the net deferred tax assets will ultimately be realized, except as noted below. Its conclusion is based on its estimate of future taxable income and the expected timing of temporary difference reversals. The Company has state net operating loss carry forwards of approximately $5.5 billion, which expire from 2014 to 2033. The Company also has unrecognized deferred tax assets primarily related to interest expense that are included in other comprehensive income. If recognized, additional state net operating losses will be created which the Company does not expect to be able to utilize prior to the expiration of the carryforward period. A valuation allowance of approximately $9.0 million has been recognized for those items. With respect to the deferred tax liability pertaining to intangibles, as included above, goodwill purchased in connection with certain of the Company’s business acquisitions is amortizable for income tax reporting purposes. However, for financial reporting purposes, there is no corresponding amortization allowed with respect to such purchased goodwill.

The valuation allowance increased by $10.1 million during the year ended December 31, 2013 and increased by $11.1 million during the year ended December 31, 2012. In addition to amounts previously discussed, the change in valuation allowance relates to a redetermination of the amount of, and realizability of, net operating losses and credits in certain income tax jurisdictions.

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $0.7 million as of December 31, 2013. A total of approximately $0.4 million of interest and penalties is included in the amount of the liability for uncertain tax positions at December 31, 2013. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its consolidated statements of income as income tax expense. During the year ended December 31, 2013, the Company decreased liabilities for uncertain tax positions by $0.2 million. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its consolidated statements of income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, the Company does not anticipate the change will have a material impact on its consolidated financial statements.

The following is a tabular reconciliation of the total amount of unrecognized tax benefit for the years ended December 31, 2013, 2012 and 2011 (in thousands):

	Year Ended December 31,
	2013	2012	2011
Unrecognized tax benefit, beginning of year	$682	$629	$7,458
Gross increases — tax positions in prior period	195	1,515	349
Reductions — tax positions in prior period	-	-	(3,469)
Lapse of statute of limitations	-	-	(3,575)
Settlements	(402)	(1,462)	(134)

Unrecognized tax benefit, end of year	$475	$682	$629

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company has extended the federal statute of limitations through December 31, 2014 for Triad Hospitals, Inc. (“Triad”) for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2010. The Company’s federal income tax returns for the 2009 and 2010 tax years are currently under examination by the Internal Revenue Service (“IRS”). The Company believes the results of these examinations will not be material to its consolidated results of operations or consolidated financial position. During the year ended December 31, 2013, the IRS concluded its examination of the federal tax return of Community Health Systems, Inc. for the tax periods ended December 31, 2007 and 2008. The results of these examinations did not have a material effect on the Company’s consolidated results of operations or consolidated financial position. The Company has extended the federal statute of limitations through December 31, 2014 for Community Health Systems, Inc. for the tax periods ended December 31, 2007 and 2008, and through July 18, 2014 for the tax period ended December 31, 2009.

Cash paid for income taxes, net of refunds received, resulted in net cash paid of $72.8 million, $55.6 million and $26.5 million during the years ended December 31, 2013, 2012 and 2011, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2013	2012
Credit Facility:
Term loan A	$637,500	$712,500
Term loan B	3,412,584	3,619,062
Revolving credit loans	-	-
8% Senior Notes due 2019	2,020,346	2,022,829
7 1⁄8% Senior Notes due 2020	1,200,000	1,200,000
5 1⁄8% Senior Secured Notes due 2018	1,600,000	1,600,000
Receivables Facility	500,000	300,000
Capital lease obligations	46,066	47,951
Other	36,901	38,963

Total debt	9,453,397	9,541,305
Less current maturities	(166,902)	(89,911)

Total long-term debt	$9,286,495	$9,451,394

Credit Facility

The Company’s wholly-owned subsidiary CHS/Community Health Systems, Inc. (“CHS”) has obtained senior secured financing under a credit facility (the “Credit Facility”) with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. The Credit Facility includes a $750 million revolving credit facility for working capital and general corporate purposes. The revolving credit facility also includes a subfacility for letters of credit and a swingline subfacility. The Credit Facility requires quarterly amortization payments of each term loan B facility equal to 0.25% of the outstanding amount of such term loans. On November 5, 2010, CHS entered into an amendment and restatement of the Credit Facility. The amendment extended by two and a half years, until January 25, 2017, the maturity date of $1.5 billion of the existing term loans under the Credit Facility and increased the pricing on these term loans to LIBOR plus 350 basis points. The amendment also increased CHS’ ability to issue additional indebtedness under the uncommitted incremental facility to $1.0 billion from $600 million, permitted CHS to issue term loan A loans under the incremental facility, and provided up to $2.0 billion of borrowing capacity from receivable transactions, an increase of $0.5 billion, of which approximately $1.7 billion would be required to be used for repayment of existing term loans. On February 2, 2012, CHS completed a second amendment and restatement of the Credit Facility to extend an additional $1.6 billion of the term loans due 2014 under the Credit Facility to match the maturity date and interest rate margins of the term loans due January 25, 2017.

On August 3, 2012, CHS entered into Amendment No. 1 to the Credit Facility to provide increased flexibility for refinancing and repayment of the term loans due 2014 and amend certain other terms. On August 17, 2012, the Company made a prepayment of $1.6 billion on the term loans due July 25, 2014, utilizing the proceeds from the issuance of $1.6 billion of 5 1⁄8% Senior Secured Notes due 2018. On August 22, 2012, CHS entered into a loan modification agreement with respect to the Credit Facility to extend approximately $340 million of the term loans due 2014 to match the maturity date and interest rate margins of the term loans due January 25, 2017.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On November 27, 2012, CHS entered into Amendment No. 2 to the Credit Facility to provide increased flexibility for the Company to make investments and restricted payments, incur debt related to acquisitions, amend certain other terms of the Credit Facility, including the maximum leverage ratio and interest coverage ratio financial coverage levels, and add a one year 1% prepayment premium payable in connection with a repricing of the term loans due in 2017. During the year ended December 31, 2013, the Company paid down $206.5 million of the term loans due 2014. The remaining balance of the non-extended term loans due 2014 at December 31, 2013 of approximately $59.6 million was paid as part of the financing for the HMA merger on January 27, 2014.

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

Effective March 6, 2012, the Company obtained a new $750 million senior secured revolving credit facility (the “Replacement Revolver Facility”) and a new $750 million incremental term loan A facility (the “Incremental Term Loan”) subject to the terms and conditions set forth in the Credit Facility. The Replacement Revolver Facility replaced in full the existing revolving credit facility under the Credit Facility. The net proceeds of the Incremental Term Loan were used to repay the same amount of the existing term loans under the Credit Facility. Both the Replacement Revolver Facility and the Incremental Term Loan have a maturity date of October 25, 2016, subject to customary acceleration events and to earlier maturity if the repayment, extension or refinancing with longer maturity debt of substantially all of the Company’s then outstanding term loans maturing July 25, 2014 and the now fully redeemed 8 7⁄8% Senior Notes does not occur by April 25, 2014. The pricing on each of the Replacement Revolver Facility and the Incremental Term Loan is initially LIBOR plus a margin of 250 basis points, subject to adjustment based on the Company’s leverage ratio. The Incremental Term Loan amortizes at 5% in year one, 10% in years two and three, 15% in year four and 60% in year five.

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

As of December 31, 2013, the availability for additional borrowings under the Credit Facility was approximately $750.0 million pursuant to the Replacement Revolver Facility, of which $19.4 million was set aside for outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.0 billion, which CHS has not yet accessed. As of December 31, 2013, the weighted-average interest rate under the Credit Facility, excluding swaps, was 3.9%.

As of December 31, 2013, the term loans are scheduled to be paid with principal payments for future years as follows (in thousands):

Year	Amount

2014	$152,050
2015	147,336
2016	484,836
2017	3,265,862
2018	-
Thereafter	-

Total	$4,050,084

See Note 17 for a description and revised maturities of the term loans under the amended and restated Credit Facility in conjunction with the HMA merger.

As of December 31, 2013 and 2012, the Company had letters of credit issued, primarily in support of potential insurance-related claims and certain bonds, of approximately $19.4 million and $37.8 million, respectively.

8 7⁄8% Senior Notes due 2015

On July 25, 2007, CHS completed its offering of approximately $3.0 billion aggregate principal amount of 8 7⁄8% Senior Notes due 2015 (the “8 7⁄8% Senior Notes”), which were issued in a private placement. The 8 7⁄8% Senior Notes were to mature on July 15, 2015. The 8 7⁄8% Senior Notes bore interest at the rate of 8.875% per annum, payable semiannually in arrears on January 15 and July 15, commencing January 15, 2008. Interest on the 8 7⁄8% Senior Notes accrued from the date of original issuance. Interest was calculated on the basis of a 360-day year comprised of twelve 30-day months.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Pursuant to a registration rights agreement entered into at the time of the issuance of the 8 7⁄8% Senior Notes, as a result of an exchange offer made by CHS, substantially all of the 8 7⁄8% Senior Notes issued in July 2007 were exchanged in November 2007 for new notes (the “8 7⁄8% Exchange Notes”) having terms substantially identical in all material respects to the 8 7⁄8% Senior Notes (except that the 8 7⁄8% Exchange Notes were issued under a registration statement pursuant to the 1933 Act). References to the 8 7⁄8% Senior Notes shall also be deemed to include the 8 7⁄8% Exchange Notes unless the context provides otherwise.

On March 21, 2012, CHS completed the cash tender offer for $850 million of the then $1.8 billion aggregate outstanding principal amount of the 8 7⁄8% Senior Notes.

On July 18, 2012, CHS completed the cash tender offer for $639.7 million of the then $934.3 million aggregate outstanding principal amount of the 8 7⁄8% Senior Notes. On August 17, 2012, pursuant to its redemption option, CHS redeemed the remaining $294.6 million outstanding principal of the 8 7⁄8% Senior Notes.

8% Senior Notes due 2019

On November 22, 2011, CHS completed its offering of $1.0 billion aggregate principal amount of 8% Senior Notes due 2019 (the “8% Senior Notes”), which were issued in a private placement. The net proceeds from this issuance, together with available cash on hand, were used to finance the purchase of up to $1.0 billion aggregate principal amount of CHS’ then outstanding 8 7⁄8% Senior Notes and related fees and expenses. On March 21, 2012, CHS completed the secondary offering of $1.0 billion aggregate principal amount of 8% Senior Notes, which were issued in a private placement (at a premium of 102.5%). The net proceeds from this issuance were used to finance the purchase of approximately $850 million aggregate principal amount of CHS’ then outstanding 8 7⁄8% Senior Notes, to pay related fees and expenses and for general corporate purposes. The 8% Senior Notes bear interest at 8% per annum, payable semiannually in arrears on May 15 and November 15, commencing May 15, 2012. Interest on the 8% Senior Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

7 1⁄8% Senior Notes due 2020

On July 18, 2012, CHS completed an underwritten public offering under its automatic shelf registration filed with the SEC of $1.2 billion aggregate principal amount of 7 1⁄8% Senior Notes due 2020 (the “7 1⁄8% Senior Notes”). The net proceeds from this issuance were used to finance the purchase or redemption of $934.3 million aggregate principal amount plus accrued interest of CHS’ outstanding 8 7⁄8% Senior Notes, to pay for consents delivered in connection therewith, to pay related fees and expenses, and for general corporate purposes. The 7 1⁄8% Senior Notes bear interest at 7.125% per annum, payable semiannually in arrears on July 15 and January 15, commencing January 15, 2013. Interest on the 7 1⁄8% Senior Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

Except as set forth below, CHS is not entitled to redeem the 7 1⁄8% Senior Notes prior to July 15, 2016.

Prior to July 15, 2015, CHS is entitled, at its option, to redeem a portion of the 7 1⁄8% Senior Notes (not to exceed 35% of the outstanding principal amount) at a redemption price equal to 107.125% of the principal amount of the notes redeemed plus accrued and unpaid interest, with the proceeds from certain public equity offerings. Prior to July 15, 2016, CHS may redeem some or all of the 7 1⁄8% Senior Notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the 7 1⁄8% Senior Notes indenture. On and after July 15, 2016, CHS is entitled, at its option, to redeem all or a portion of the 7 1⁄8% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
July 15, 2016 to July 14, 2017	103.563%
July 15, 2017 to July 14, 2018	101.781%
July 15, 2018 to July 15, 2020	100.000%

5 1⁄8% Senior Secured Notes due 2018

On August 17, 2012, CHS completed an underwritten public offering under its automatic shelf registration filed with the SEC of $1.6 billion aggregate principal amount of 5 1⁄8% Senior Secured Notes due 2018 (the “5 1⁄8% Senior Secured Notes”). The net proceeds from this issuance, together with available cash on hand, were used to finance the prepayment of $1.6 billion of the outstanding term loans due 2014 under the Credit Facility and related fees and expenses. The 5 1⁄8% Senior Secured Notes bear interest at 5.125% per annum, payable semiannually in arrears on August 15 and February 15, commencing February 15, 2013. Interest on the 5 1⁄8% Senior Secured Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 5 1⁄8% Senior Secured Notes are secured by a first-priority lien subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility, and subject to prior ranking liens permitted by the indenture governing the 5 1⁄8% Senior Secured Notes on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility.

Except as set forth below, CHS is not entitled to redeem the 5 1⁄8% Senior Secured Notes prior to August 15, 2015.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Prior to August 15, 2015, CHS is entitled, at its option, to redeem a portion of the 5 1⁄8% Senior Secured Notes (not to exceed 35% of the outstanding principal amount) at a redemption price equal to 105.125% of the principal amount of the notes redeemed plus accrued and unpaid interest, with the proceeds from certain public equity offerings. Prior to August 15, 2015, CHS may redeem some or all of the 5 1⁄8% Senior Secured Notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the 5 1⁄8% Senior Secured Notes indenture. On and after August 15, 2015, CHS is entitled, at its option, to redeem all or a portion of the 5 1⁄8% Senior Secured Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
August 15, 2015 to August 14, 2016	102.563%
August 15, 2016 to August 14, 2017	101.281%
August 15, 2017 to August 15, 2018	100.000%

Receivables Facility

On March 21, 2012, CHS and certain of its subsidiaries entered into an accounts receivable loan agreement (the “Receivables Facility”) with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries of the Company also agreed to participate in the Receivables Facility as of that date. The existing and future non-self pay patient-related accounts receivable (the “Receivables”) for certain of the Company’s hospitals serves as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2015, subject to customary termination events that could cause an early termination date. The Company maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of the Company’s subsidiaries to CHS, which then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $500 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to the Company or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at December 31, 2013 totaled $500.0 million and are classified as long-term debt on the consolidated balance sheet. At December 31, 2013, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.0 billion and is included in patient accounts receivable on the consolidated balance sheet.

Loss from Early Extinguishment of Debt

The financing transactions discussed above resulted in a loss from early extinguishment of debt of $1.3 million, $115.5 million and $66.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, and an after-tax loss of $0.8 million, $71.8 million and $42.0 million for years ended December 31, 2013, 2012 and 2011, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other Debt

As of December 31, 2013, other debt consisted primarily of the mortgage obligation on the Company’s corporate headquarters and other obligations maturing in various installments through 2020.

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to 14 separate interest swap agreements in effect at December 31, 2013, with an aggregate notional amount of $2.0 billion, and two forward-starting swap agreements with an aggregate notional amount of $400 million. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, a margin above LIBOR of 225 basis points for the outstanding balance of term loans due in 2014, 250 basis points for the Replacement Revolver Facility and the Incremental Term Loan and 350 basis points for term loans due in 2017 under the Credit Facility. See Note 7 for additional information regarding these swaps.

As of December 31, 2013, the scheduled maturities of long-term debt outstanding, including capital lease obligations for each of the next five years and thereafter are as follows (in thousands):

Year	Amount
2014	$166,902
2015	654,874
2016	488,902
2017	3,287,695
2018	1,603,565
Thereafter	3,231,113

Total maturities	9,433,051
Plus unamortized note premium	20,346

Total long-term debt	$9,453,397

The Company paid interest of $582.8 million, $594.3 million and $680.7 million on borrowings during the years ended December 31, 2013, 2012 and 2011, respectively.

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of December 31, 2013 and 2012, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in thousands):

	December 31,
	2013		2012
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$373,403	$373,403	$387,813	$387,813
Available-for-sale securities	64,869	64,869	56,376	56,376
Trading securities	37,999	37,999	34,696	34,696
Liabilities:
Credit Facility	4,050,084	4,084,983	4,331,562	4,357,910
8% Senior Notes	2,020,346	2,172,440	2,022,829	2,185,220
7 1⁄8% Senior Notes	1,200,000	1,245,720	1,200,000	1,285,848
5 1⁄8% Senior Secured Notes	1,600,000	1,662,160	1,600,000	1,674,480
Receivables Facility and other debt	536,901	536,901	338,963	338,963

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

7 1⁄8% Senior Notes. Estimated fair value is based on the average bid and ask price as quoted by the bank who served as underwriters in the sale of these notes.

5 1⁄8% Senior Secured Notes. Estimated fair value is based on the average bid and ask price as quoted by the bank who served as underwriters in the sale of these notes.

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the years ended December 31, 2013 and 2012, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at December 31, 2013, since the majority of the swap agreements entered into by the Company were in a net liability position so that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Interest rate swaps consisted of the following at December 31, 2013:

Swap #	Notional Amount (in thousands)	Fixed Interest Rate	Termination Date	Fair Value (in thousands)
1	$100,000	5.231%	July 25, 2014	$2,818
2	100,000	5.231%	July 25, 2014	2,818
3	200,000	5.160%	July 25, 2014	5,556
4	75,000	5.041%	July 25, 2014	2,033
5	125,000	5.022%	July 25, 2014	3,374
6	100,000	2.621%	July 25, 2014	1,336
7	100,000	3.110%	July 25, 2014	1,613
8	100,000	3.258%	July 25, 2014	1,697
9	200,000	2.693%	October 26, 2014	3,977
10	300,000	3.447%	August 8, 2016	21,597
11	200,000	3.429%	August 19, 2016	14,403
12	100,000	3.401%	August 19, 2016	7,130
13	200,000	3.500%	August 30, 2016	14,884
14	100,000	3.005%	November 30, 2016	6,376
15	200,000	2.055%	July 25, 2019	(954)(1)
16	200,000	2.059%	July 25, 2019	(895)(2)

(1) This interest rate swap becomes effective July 25, 2014.

(2) This interest rate swap becomes effective July 25, 2014.

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

Assuming no change in December 31, 2013 interest rates, approximately $57.1 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following tabular disclosure provides the amount of pre-tax loss recognized as a component of OCI during the years ended December 31, 2013 and 2012 (in thousands):

	Amount of Pre-Tax Loss Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Year Ended December 31,
	2013	2012
Interest rate swaps	$(5,970)	$(69,020)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the consolidated statements of income during the years ended December 31, 2013 and 2012 (in thousands):

	Amount of Pre-Tax Loss Reclassified from AOCL into Income (Effective Portion)
Location of Loss Reclassified from AOCL into Income (Effective Portion)	Year Ended December 31,
	2013	2012
Interest expense, net	$99,808	$141,648

The fair values of derivative instruments in the consolidated balance sheets as of December 31, 2013 and 2012 were as follows (in thousands):

	Asset Derivatives				Liability Derivatives
	December 31, 2013		December 31, 2012		December 31, 2013		December 31, 2012
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Derivatives designated as hedging instruments	Other assets, net	$-	Other assets, net	$-	Other long- term liabilities	$87,763	Other long- term liabilities	$181,600

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

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of December 31, 2013 and 2012 (in thousands):

	December 31, 2013	Level 1	Level 2	Level 3
Available-for-sale securities	$64,869	$64,869	$-	$-
Trading securities	37,999	37,999	-	-

Total assets	$102,868	$102,868	$-	$-

Fair value of interest rate swap agreements	$87,763	$-	$87,763	$-

Total liabilities	$87,763	$-	$87,763	$-

	December 31, 2012	Level 1	Level 2	Level 3
Available-for-sale securities	$56,376	$56,376	$-	$-
Trading securities	34,696	34,696	-	-

Total assets	$91,072	$91,072	$-	$-

Fair value of interest rate swap agreements	$181,600	$-	$181,600	$-

Total liabilities	$181,600	$-	$181,600	$-

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at December 31, 2013 resulted in a decrease in the fair value of the related liability of $0.9 million and an after-tax adjustment of $0.6 million to OCI. The CVA on the Company’s interest rate swap agreements at December 31, 2012 resulted in a decrease in the fair value of the related liability of $3.6 million and an after-tax adjustment of $2.3 million to OCI.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

9. LEASES

The Company leases hospitals, medical office buildings, and certain equipment under capital and operating lease agreements. During 2013, 2012 and 2011, the Company entered into capital lease obligations of $4.3 million, $5.0 million and $3.0 million, respectively. All lease agreements generally require the Company to pay maintenance, repairs, property taxes and insurance costs.

Commitments relating to noncancellable operating and capital leases for each of the next five years and thereafter are as follows (in thousands):

Year Ended December 31,	Operating (1)	Capital

2014	$192,481	$9,289
2015	160,638	7,428
2016	120,138	6,060
2017	89,717	5,663
2018	62,321	5,533
Thereafter	155,247	46,949

Total minimum future payments	$780,542	80,922

Less: Imputed interest		(34,856)

Total capital lease obligations		46,066
Less: Current portion		(5,439)

Long-term capital lease obligations		$40,627

(1)	Minimum lease payments have not been reduced by minimum sublease rentals due in the future of $16.8 million.

Assets capitalized under capital leases as reflected in the accompanying consolidated balance sheets were $27.9 million of land and improvements, $200.1 million of buildings and improvements and $64.5 million of equipment and fixtures as of December 31, 2013 and $27.9 million of land and improvements, $200.1 million of buildings and improvements and $65.1 million of equipment and fixtures as of December 31, 2012. The accumulated depreciation related to assets under capital leases was $147.3 million and $129.1 million as of December 31, 2013 and 2012, respectively. Depreciation of assets under capital leases is included in depreciation and amortization expense and amortization of debt discounts on capital lease obligations is included in interest expense in the accompanying consolidated statements of income.

10. EMPLOYEE BENEFIT PLANS

The Company maintains various benefit plans, including defined contribution plans, defined benefit plans and deferred compensation plans, for which the Company’s subsidiary, CHS, is the plan sponsor. The CHS/Community Health Systems, Inc. Retirement Savings Plan is a defined contribution plan which covers the majority of the employees of the Company. Employees of certain subsidiaries whose employment is covered by collective bargaining agreements are eligible to participate in one of several other defined contribution plans including the CHS/Community Health Systems, Inc. Standard 401(k) Plan, which was established effective October 1, 2010 for the benefit of employees at the three hospitals acquired in Youngstown, Ohio and Warren, Ohio and their beneficiaries. This plan is structured such that employees of other subsidiaries may become eligible to participate as new entities are acquired by the Company or upon changes to collective bargaining agreements covering participants in the other defined contribution plans. Total expense to the Company under the 401(k) plans was $101.5 million, $108.5 million and $101.7 million for the years ended December 31, 2013, 2012 and 2011, respectively.

The Company maintains unfunded deferred compensation plans that allow participants to defer receipt of a portion of their compensation. The liability for the deferred compensation plans was $111.6 million and $87.3 million as of December 31, 2013 and 2012, respectively, and is included in other long-term liabilities on the consolidated balance sheets. The Company had assets of $109.1 million and $87.1 million as of December 31, 2013 and 2012, respectively, in a non-qualified plan trust generally designated to pay benefits of the deferred compensation plans, consisting of trading securities of $38.0 million and $34.7 million as of December 31, 2013 and 2012, respectively, and company-owned life insurance contracts of $71.1 million and $52.4 million as of December 31, 2013 and 2012, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company provides an unfunded Supplemental Executive Retirement Plan (“SERP”) for certain members of its executive management. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the SERP. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations and net periodic cost in future periods. Benefits expense under the SERP was $14.2 million, $12.9 million and $11.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The accrued benefit liability for the SERP totaled $105.3 million at December 31, 2013 and $104.8 million at December 31, 2012, and is included in other long-term liabilities on the consolidated balance sheets. The weighted-average assumptions used in determining net periodic cost for the year ended December 31, 2013 was a discount rate of 3.0% and annual salary increase of 4.0%. The estimated future benefit payments reflecting future service as of December 31, 2013 are $1.5 million for 2014, $16.0 million for 2015, $43.9 million for 2016, $17.8 million for 2017, $7.2 million for 2018, and $21.2 million for the five years thereafter. The Company had available-for-sale securities in a rabbi trust generally designated to pay benefits of the SERP in the amounts of $64.9 million and $56.4 million at December 31, 2013 and 2012, respectively. These amounts are included in other assets, net on the consolidated balance sheets.

The Company maintains the CHS/Community Health Systems, Inc. Retirement Income Plan (“Pension Plan”), which is a defined benefit, non-contributory pension plan that covers certain employees at three of its hospitals. The Pension Plan provides benefits to covered individuals satisfying certain age and service requirements. Employer contributions to the Pension Plan are in accordance with the minimum funding requirements of the Employee Retirement Income Security Act of 1974, as amended. The Company expects to make no contribution to the Pension Plan in 2014. The Company uses a December 31 measurement date for the benefit obligations and a January 1 measurement date for its net periodic costs for the Pension Plan. Variances from actuarially assumed rates will result in increases or decreases in benefit obligations, net periodic cost and funding requirements in future periods. Benefits expense under the Pension Plan was $0.3 million, $0.3 million and $0.6 million for the years ended December 31, 2013, 2012 and 2011, respectively. The accrued benefit liability for the Pension Plan totaled $6.6 million at December 31, 2013 and $16.8 million at December 31, 2012, and is included in other long-term liabilities on the consolidated balance sheets. The weighted-average assumptions used for determining the net periodic cost for the year ended December 31, 2013 was a discount rate of 3.9%, an annual salary increase of 5.0% and the expected long-term rate of return on assets of 8.0%.

11. STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of December 31, 2013, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

On December 14, 2011, the Company adopted an open market repurchase program for up to 4,000,000 shares of the Company’s common stock, not to exceed $100 million in repurchases. The repurchase program will conclude at the earliest of three years from the commencement date, when the maximum number of shares has been repurchased, or when the maximum dollar amount of repurchases has been expended. During the year ended December 31, 2013, the Company repurchased and retired 706,023 shares at a weighted-average price of $38.39 per share, which is the cumulative number of shares repurchased and retired under this program. No shares were repurchased under this program during the year ended December 31, 2012.

Historically, the Company has not paid any cash dividends. In December 2012, the Company declared and paid a special dividend of $0.25 per share to holders of its common stock at the close of business as of December 17, 2012, which totaled approximately $23.0 million. The Company did not pay a cash dividend in 2013 and does not anticipate the payment of any other cash dividends in the foreseeable future. The Company’s Credit Facility limits the Company’s ability to pay dividends and/or repurchase stock to an amount not to exceed $150 million in the aggregate plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the 8% Senior Notes due 2019 and the 7 1⁄8% Senior Notes due 2020 (collectively, the “Senior Notes”) and the 5 1⁄8% Senior Secured Notes due 2018 also limit the Company’s ability to pay dividends and/or repurchase stock. As of December 31, 2013, under the most restrictive test under these agreements, the Company has approximately $261.9 million remaining available with which to pay permitted dividends and/or repurchase shares of stock or its Senior Notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in thousands):

	Year Ended December 31,
	2013	2012	2011
Net income attributable to Community Health Systems, Inc. stockholders	$141,203	$265,640	$201,948
Transfers to the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	(768)	(21,537)	(4,556)

Net transfers to the noncontrolling interests	(768)	(21,537)	(4,556)

Change to Community Health Systems, Inc. stockholders’ equity from net income attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$140,435	$244,103	$197,392

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income from continuing operations, discontinued operations and net income attributable to Community Health Systems, Inc. common stockholders (in thousands, except share data):

	Year Ended December 31,
	2013	2012	2011
Numerator:
Income from continuing operations, net of taxes	$217,268	$346,269	$335,894
Less: Income from continuing operations attributable to noncontrolling interests, net of taxes	76,065	80,163	75,675

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$141,203	$266,106	$260,219

Loss from discontinued operations, net of taxes	$-	$(466)	$(58,271)
Less: Loss from discontinued operations attributable to noncontrolling interests, net of taxes	-	-	-

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$-	$(466)	$(58,271)

Denominator:
Weighted-average number of shares outstanding — basic	92,633,332	89,242,949	89,966,933
Effect of dilutive securities:
Restricted stock awards	448,567	335,664	327,652
Employee stock options	714,560	212,227	361,554
Other equity-based awards	18,554	16,097	10,209

Weighted-average number of shares outstanding — diluted	93,815,013	89,806,937	90,666,348

	Year Ended December 31,
	2013	2012	2011
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:

Employee stock options and restricted stock awards	-	7,071,896	6,432,281

13. EQUITY INVESTMENTS

As of December 31, 2013, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia, in which HCA Holdings, Inc. (“HCA”) owns the majority interest.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Summarized combined financial information for these unconsolidated entities in which the Company owns an equity interest is as follows (in thousands):

	December 31,
	2013	2012
Current assets	$235,679	$240,086
Noncurrent assets	790,297	847,484

Total assets	$1,025,976	$1,087,570

Current liabilities	$99,330	$89,933
Noncurrent liabilities	1,616	1,941
Members’ equity	924,909	995,569
Noncontrolling interest	121	127

Total liabilities and equity	$1,025,976	$1,087,570

	Year Ended December 31,
	2013	2012	2011
Revenues	$1,246,183	$1,236,915	$1,230,146
Operating costs and expenses	1,116,745	1,079,055	1,068,212
Income from continuing operations before taxes	129,576	157,762	162,124

The summarized financial information was derived from the unaudited financial information provided to the Company by those unconsolidated entities.

The Company’s investment in all of its unconsolidated affiliates was $421.7 million and $432.1 million at December 31, 2013 and 2012, respectively, and is included in other assets, net in the accompanying consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $42.6 million, $42.0 million and $49.5 million for the years ended December 31, 2013, 2012 and 2011, respectively.

14. SEGMENT INFORMATION

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The distribution between reportable segments of the Company’s net operating revenues, income from continuing operations before income taxes, expenditures for segment assets and total assets is summarized in the following tables (in thousands):

	December 31,
	2013	2012	2011
Net operating revenues:
Hospital operations	$12,815,899	$12,861,216	$11,746,817
Corporate and all other	181,794	167,769	159,395

Total	$12,997,693	$13,028,985	$11,906,212

Income from continuing operations before income taxes:
Hospital operations	$535,048	$863,887	$731,948
Corporate and all other	(229,186)	(360,116)	(258,401)

Total	$305,862	$503,771	$473,547

Expenditures for segment assets:
Hospital operations	$582,910	$730,445	$738,420
Corporate and all other	31,082	38,345	38,293

Total	$613,992	$768,790	$776,713

	December 31,
	2013	2012
Total assets:
Hospital operations	$15,594,720	$15,216,827
Corporate and all other	1,522,575	1,389,508

Total	$17,117,295	$16,606,335

15. OTHER COMPREHENSIVE INCOME

The following tables present information about items reclassified out of accumulated other comprehensive income (loss) by component for the year ended December 31, 2013 (in thousands, net of tax):

			Change in
	Change in Fair	Change in Fair	Unrecognized	Accumulated Other
	Value of Interest	Value of Available	Pension Cost	Comprehensive
	Rate Swaps	for Sale Securities	Components	Income (Loss)
Balance as of December 31, 2012	$(116,382)	$4,588	$(33,516)	$(145,310)
Other comprehensive (loss) income before reclassifications	(3,837)	2,181	12,479	10,823
Amounts reclassified from accumulated other comprehensive income (loss)	64,141	-	2,841	66,982

Net current-period other comprehensive income	60,304	2,181	15,320	77,805

Balance as of December 31, 2013	$(56,078)	$6,769	$(18,196)	$(67,505)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table presents a subtotal for each significant reclassification to net income out of accumulated other comprehensive income (loss) and the line item affected in the accompanying consolidated statement of income during the year ended December 31, 2013 (in thousands):

Amount reclassified
	from AOCL	Affected line item in the
Details about accumulated other	Year Ended	statement where net
comprehensive income (loss) components	December 31, 2013	income is presented
Gains and losses on cash flow hedges
Interest rate swaps	$(99,808)	Interest expense, net
	35,667	Tax benefit

	$(64,141)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$(1,143)	Salaries and benefits
Actuarial losses	(3,382)	Salaries and benefits

	(4,525)	Total before tax
	1,684	Tax benefit

	$(2,841)	Net of tax

16. COMMITMENTS AND CONTINGENCIES

Construction and Other Capital Commitments. Pursuant to a hospital purchase agreement in effect as of December 31, 2013, the Company has agreed to build a replacement facility in York, Pennsylvania. The estimated construction cost, including equipment costs, is approximately $100.0 million. This project is required to be completed in 2017 and $0.7 million has been expended through December 31, 2013 related to this replacement hospital. In October 2008, after the purchase of the noncontrolling owner’s interest in the Company’s Birmingham, Alabama facility, the Company initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement for the existing Birmingham facility. In September 2010, the Company received approval of its request for a certificate of need (“CON”) from the Alabama Certificate of Need Review Board. This CON was challenged in the Alabama state circuit and appellate courts, but the CON was upheld by the Supreme Court of Alabama in May 2013, eliminating any further appeals. The Company’s estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280.0 million for the Birmingham replacement facility. Of this amount, approximately $64.2 million has been expended through December 31, 2013. In addition, under other purchase agreements outstanding at December 31, 2013, the Company has committed to spend approximately $393.5 million for costs such as capital improvements, equipment, selected leases and physician recruiting. These commitments are required to be fulfilled generally over a five to seven year period after acquisition. Through December 31, 2013, the Company has spent approximately $256.8 million related to these commitments.

Physician Recruiting Commitments. As part of its physician recruitment strategy, the Company provides income guarantee agreements to certain physicians who agree to relocate to its communities and commit to remain in practice there. Under such agreements, the Company is required to make payments to the physicians in excess of the amounts they earned in their practice up to the amount of the income guarantee. These income guarantee periods are typically for 12 months. Such payments are recoverable by the Company from physicians who do not fulfill their commitment period, which is typically three years, to the respective community. At December 31, 2013, the maximum potential amount of future payments under these guarantees in excess of the liability recorded is $20.9 million.

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

The net present value of the projected payments was discounted using a weighted-average risk-free rate of 1.6%, 1.2% and 1.2% in 2013, 2012 and 2011, respectively. This liability is adjusted for new claims information in the period such information becomes known. The Company’s estimated liability for professional and general liability claims was $643.9 million and $621.7 million as of December 31, 2013 and 2012, respectively. The estimated undiscounted claims liability was $686.9 million and $649.4 million as of December 31, 2013 and 2012, respectively. The current portion of the liability for professional and general liability claims was $104.4 million and $106.9 million as of December 31, 2013 and 2012, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets. Professional malpractice expense includes the losses resulting from professional liability claims and loss adjustment expense, as well as paid excess insurance premiums, and is presented within other operating expenses in the accompanying consolidated statements of income.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The Company is primarily self-insured for these claims; however, the Company obtains excess insurance that transfers the risk of loss to a third-party insurer for claims in excess of self-insured retentions. The Company’s excess insurance is underwritten on a claims-made basis. For claims reported prior to June 1, 2002, substantially all of the Company’s professional and general liability risks were subject to a $0.5 million per occurrence self-insured retention and for claims reported from June 1, 2002 through June 1, 2003, these self-insured retentions were $2.0 million per occurrence. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4.0 million per claim. Substantially all claims reported on or after June 1, 2005 are self-insured up to $5.0 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers the Company for liabilities in excess of the self-insured retentions. The excess coverage consists of multiple layers of insurance, the sum of which totals up to $95.0 million per occurrence and in the aggregate for claims reported on or after June 1, 2003, up to $145.0 million per occurrence and in the aggregate for claims reported on or after June 1, 2008 and up to $195.0 million per occurrence and in the aggregate for claims incurred and reported after January 1, 2010. For certain policy years, if the first aggregate layer of excess coverage becomes fully utilized, then the Company’s self-insured retention could increase to $10 million per claim for any subsequent claims in that policy year until the Company’s total aggregate coverage is met.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We are currently in negotiations with the Department of Justice about resolving its claims in connection with its investigation into the Company’s short stay hospital admissions for the years 2005-2010, as well as their investigation at our hospital in Laredo, Texas. Based on those negotiations, which are not final, we believe that a reserve of $101.5 million is sufficient to cover the federal government’s claims for Medicare, Tricare, and Medicaid admissions (including the claims described in the Legal Proceedings section in Part I Item 3 of this Form 10-K related to United States ex rel. and Reuille vs. Community Health Systems Professional Services Corporation and Lutheran Musculoskeletal Center, LLC d/b/a Lutheran Hospital (United States District Court for the Northern District of Indiana, Fort Wayne Division) and the May 2011 subpoena identified as “Shelbyville, Tennessee OIG Subpoena”), certain claims specifically related to our hospital in Laredo, Texas, and on other related legal expenses. This reserve is not meant to include third party legal expenses. The Company is also negotiating a corporate integrity agreement with the Office of the Inspector General of the Department of Health and Human Services.

There are a number of legal matters for which, based on information currently available, the Company believes that a negative outcome is known or is probable. In the aggregate, including the matter above, an estimate of these losses has been accrued in the amount of $118.7 million and $22.6 million at December 31, 2013 and 2012, respectively, and is included in other accrued liabilities in the accompanying consolidated balance sheets. Due to the uncertainties and difficulty in predicting the ultimate resolution of these contingencies, the actual amount could differ from the estimated amount; however, the Company does not believe a change in estimate for any of these matters would be material.

The table below presents a reconciliation of the beginning and ending liability balances in connection with probable contingencies recorded during the years ended December 31, 2013 and 2012 (in thousands):

	December 31,
	2013	2012
Balance, beginning of year	$22,612	$10,562
Government settlement and related costs	101,500	-
Other legal settlements	4,654	27,538
Cash payments	(10,049)	(15,488)

Balance, end of year	$118,717	$22,612

Other costs incurred related to probable contingencies, including attorneys’ fees, totaled $8.5 million and $12.5 million for the years ended December 31, 2013 and 2012, respectively, and are included in other operating expenses in the accompanying consolidated statements of income.

Reasonably Possible Contingencies

For the legal matter below, the Company believes that a negative outcome is reasonably possible, but the Company is unable to determine an estimate of the possible loss or a range of loss.

U.S. ex rel. Baker vs. Community Health Systems, Inc. (United States District Court for the District of New Mexico)

The Company’s knowledge of this matter originated in early 2006 with correspondence from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” For approximately three years, the Company provided the Department of Justice with requested documents, met with its personnel on numerous occasions and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified the Company that it believed that the Company and three of its New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in the referenced qui tam lawsuit, which alleges that the Company’s New Mexico hospitals “caused to be filed” false claims from the period of August 2000 through June 2011. Two of the parent company’s subsidiaries are also defendants in this lawsuit. The Company continues to vigorously defend this action. On December 4-5, 2013, the district court judge heard oral arguments on both sides’ motions for summary judgment. By telephone conference on December 19, 2013, he advised the parties that, with respect to the core motions for summary judgment, he was denying all parties’ motions, concluding that there were issues of fact to be determined at trial. Court ordered mediation has been set for March 12, 2014 and a trial date of October 14, 2014 has been assigned.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

On January 27, 2014, the Company completed the acquisition of HMA. Pursuant to the merger agreement governing the transaction, the Company acquired all the outstanding shares of HMA’s common stock for approximately $7.6 billion, including the assumption of approximately $3.7 billion of existing indebtedness, for consideration for each share of HMA’s common stock consisting of $10.50 in cash, 0.06942 of a share of the Company’s common stock, and one contingent value right (“CVR”). The CVR entitles the holder to receive a cash payment of up to $1.00 per CVR (subject to downward adjustment), subject to the final resolution of certain legal matters pertaining to HMA, as defined in the CVR agreement.

In connection with the HMA merger, the Company and CHS entered into a third amendment and restatement of the Credit Facility, providing for additional financing and recapitalization of certain of the Company’s term loans, including (i) the replacement of the revolving credit facility with a new $1.0 billion revolving facility maturing 2019 (the “Revolving Facility”), (ii) the addition of a new $1.0 billion Term A facility due 2019 (the “Term A Facility”), (iii) a Term D facility in an aggregate principal amount equal to approximately $4.602 billion due 2021 (which includes certain term loans due 2017 that were converted into such Term D facility (collectively, the “Term D Facility”)), (iv) the conversion of certain term loans due 2017 into Term E Loans and the borrowing of new Term E Loans due 2017 in an aggregate principal amount of approximately $1.677 billion (collectively, the “Term E Facility” and, together with the Revolving Facility, the Term D Facility and the Term A Facility, the “Credit Facilities”) and (v) the addition of flexibility commensurate with the Company’s post-acquisition structure. In addition to funding a portion of the consideration in connection with the HMA merger, some of the proceeds of the Term A Facility and Term D Facility were used to refinance the outstanding $637.5 million existing Term A facility due 2016 and the $59.6 million of term loans due 2014, respectively.

Adjusted for the effect of this amendment and restatement of the Company’s Credit Facility, the term loans are scheduled to be paid with principal payments for future years as follows $112.8 million due in 2014, $162.8 million due in 2015, $162.8 million due in 2016, $1.822 billion due in 2017, $496.0 million due in 2018 and $4.521 billion due thereafter.

In connection with the financing activities of the HMA merger, the Company and CHS, through one of its wholly-owned subsidiaries, also issued: (i) $1.0 billion aggregate principal amount of 5.125% Senior Secured Notes due 2021 (the “Secured Notes”) and (ii) $3.0 billion aggregate principal amount of 6.875% Senior Notes due 2022 (the “Unsecured Notes” and, together with the Secured Notes, the “Notes”). The Secured Notes are senior secured obligations of CHS and are guaranteed on a senior secured basis by the Company and by CHS and certain of CHS’s subsidiaries. The Secured Notes mature on August 1, 2021, and bear interest at a rate of 5.125% per annum. The Unsecured Notes are senior unsecured obligations of CHS and are guaranteed on a senior basis by the Company and certain of CHS’s subsidiaries. The Unsecured Notes mature on February 1, 2022, and bear interest at a rate of 6.875% per annum.

The initial accounting for the acquisition of HMA is currently incomplete. The Company is in the process of obtaining initial information relative to the fair values of assets acquired, liabilities assumed and any noncontrolling interests in the transaction. The valuation of the acquired assets and assumed liabilities will include, but not be limited to, fixed assets, Medicare licenses, certificates of need, other potential intangible assets and contingencies. The valuations will consist of physical inspections and appraisal reports, discounted cash flow analyses, or other appropriate valuation techniques to determine the fair value of the assets acquired or liabilities assumed.

On February 5, 2014, the Company announced that one or more subsidiaries of the Company have executed a definitive agreement to acquire substantially all of the assets of Sharon Regional Health System in Sharon, Pennsylvania for approximately $70 million, plus net working capital. Sharon Regional Health System includes a 251-bed acute care hospital and other outpatient and ancillary services.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

18. QUARTERLY FINANCIAL DATA (UNAUDITED)

	Quarter
	1st	2nd	3rd	4th	Total
	(in thousands, except share and per share data)

Year ended December 31, 2013:
Net operating revenues	$3,311,750	$3,236,391	$3,218,231	$3,231,321	$12,997,693
Income from continuing operations before income taxes	144,026	64,570	25,040	72,226	305,862
Income from continuing operations	96,323	47,085	21,598	52,262	217,268
Loss from discontinued operations	-	-	-	-	-
Net income attributable to Community Health Systems, Inc.	$79,174	$29,753	$4,095	$28,181	$141,203
Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$0.87	$0.32	$0.04	$0.30	$1.52
Discontinued operations	-	-	-	-	-

Net income	$0.87	$0.32	$0.04	$0.30	$1.52

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders:
Continuing operations	$0.86	$0.32	$0.04	$0.30	$1.51
Discontinued operations	-	-	-	-	-

Net income	$0.86	$0.32	$0.04	$0.30	$1.51

Weighted-average number of shares outstanding:
Basic	91,002,615	92,866,370	93,259,027	93,372,398	92,633,332
Diluted	91,998,993	94,109,368	94,483,596	94,703,458	93,815,013
Year ended December 31, 2012:
Net operating revenues	$3,297,035	$3,242,974	$3,212,030	$3,276,946	$13,028,985
Income from continuing operations before income taxes	145,537	151,686	84,458	122,090	503,771
Income from continuing operations	99,718	102,167	58,758	85,626	346,269
Loss from discontinued operations	(466)	-	-	-	(466)
Net income attributable to Community Health Systems, Inc.	$75,474	$83,359	$44,233	$62,574	$265,640
Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.86	$0.94	$0.50	$0.70	$2.98
Discontinued operations	(0.01)	-	-	-	(0.01)

Net income	$0.85	$0.94	$0.50	$0.70	$2.98

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.85	$0.93	$0.49	$0.69	$2.96
Discontinued operations	(0.01)	-	-	-	(0.01)

Net income	$0.85	$0.93	$0.49	$0.69	$2.96

Weighted-average number of shares outstanding:
Basic	88,674,779	89,147,472	89,259,950	89,882,380	89,242,949
Diluted	88,852,704	89,530,639	90,009,113	90,828,119	89,806,937

(1) Total per share amounts may not add due to rounding.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

19. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Notes, which are senior unsecured obligations of CHS, and the 5 1⁄8% Senior Secured Notes are guaranteed on a senior basis by the Company and by certain of its existing and subsequently acquired or organized 100% owned domestic subsidiaries. The Senior Notes and the 5 1⁄8% Senior Secured Notes are fully and unconditionally guaranteed on a joint and several basis, with exceptions considered customary for such guarantees, limited to the release of the guarantee when a subsidiary guarantor’s capital stock is sold, or a sale of all of the subsidiary guarantor’s assets used in operations. The following condensed consolidating financial statements present Community Health Systems, Inc. (as parent guarantor), CHS (as the issuer), the subsidiary guarantors, the subsidiary non-guarantors and eliminations. These condensed consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

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

The Company’s intercompany activity consists primarily of daily cash transfers for purposes of cash management, the allocation of certain expenses and expenditures paid for by the parent on behalf of its subsidiaries, and the push down of investment in its subsidiaries. This activity also includes the intercompany transactions between consolidated entities as part of the Receivables Facility that is further discussed in Note 6. The Company’s subsidiaries generally do not purchase services from one another; thus, the intercompany transactions do not represent revenue generating transactions. All intercompany transactions eliminate in consolidation.

From time to time, the Company sells and/or repurchases noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods are revised to reflect the status of guarantors or non-guarantors as of December 31, 2013.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Income

Year Ended December 31, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)
Operating revenues (net of contractual allowances and discounts)	$-	$(14,923)	$9,639,380	$5,453,617	$-	$15,078,074
Provision for bad debts	-	-	1,425,853	654,528	-	2,080,381

Net operating revenues	-	(14,923)	8,213,527	4,799,089	-	12,997,693
Operating costs and expenses:
Salaries and benefits	-	-	3,661,669	2,556,078	-	6,217,747
Supplies	-	-	1,299,607	694,509	-	1,994,116
Other operating expenses	-	240	1,869,417	1,010,700	-	2,880,357
Government settlement and related costs	-	-	101,500	-	-	101,500
Electronic health records incentive reimbursement	-	-	(107,345)	(58,532)	-	(165,877)
Rent	-	-	161,647	125,765	-	287,412
Depreciation and amortization	-	-	529,532	253,143	-	782,675

Total operating costs and expenses	-	240	7,516,027	4,581,663	-	12,097,930

Income from operations	-	(15,163)	697,500	217,426	-	899,763
Interest expense, net	-	(4,749)	556,691	63,205	-	615,147
Loss from early extinguishment of debt	-	1,295	-	-	-	1,295
Equity in earnings of unconsolidated affiliates	(141,203)	(138,906)	(85,859)	-	323,327	(42,641)
Impairment of long-lived assets	-	-	20,100	-	-	20,100

Income from continuing operations before income taxes	141,203	127,197	206,568	154,221	(323,327)	305,862
Provision for (benefit from) income taxes	-	(14,006)	74,437	28,163	-	88,594

Income from continuing operations	141,203	141,203	132,131	126,058	(323,327)	217,268
Discontinued operations, net of taxes:
Loss from operations of entities sold	-	-	-	-	-	-
Impairment of hospitals sold	-	-	-	-	-	-
Loss on sale, net	-	-	-	-	-	-

Loss from discontinued operations, net of taxes	-	-	-	-	-	-

Net income	141,203	141,203	132,131	126,058	(323,327)	217,268
Less: Net income attributable to noncontrolling interests	-	-	-	76,065	-	76,065

Net income attributable to Community Health Systems, Inc. stockholders	$141,203	$141,203	$132,131	$49,993	$(323,327)	$141,203

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Income

Year Ended December 31, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)
Operating revenues (net of contractual allowances and discounts)	$-	$(9,653)	$9,579,838	$5,417,994	$-	$14,988,179
Provision for bad debts	-	-	1,323,508	635,686	-	1,959,194

Net operating revenues	-	(9,653)	8,256,330	4,782,308	-	13,028,985
Operating costs and expenses:
Salaries and benefits	-	-	3,623,082	2,480,849	-	6,103,931
Supplies	-	-	1,297,714	675,777	-	1,973,491
Other operating expenses	-	603	1,873,782	995,401	-	2,869,786
Government settlement and related costs	-	-	-	-	-	-
Electronic health records incentive reimbursement	-	-	(79,936)	(46,798)	-	(126,734)
Rent	-	-	152,205	120,624	-	272,829
Depreciation and amortization	-	-	480,912	244,646	-	725,558

Total operating costs and expenses	-	603	7,347,759	4,470,499	-	11,818,861

Income from operations	-	(10,256)	908,571	311,809	-	1,210,124
Interest expense, net	-	58,726	505,270	58,937	-	622,933
Loss from early extinguishment of debt	-	115,453	-	-	-	115,453
Equity in earnings of unconsolidated affiliates	(265,640)	(348,878)	(150,606)	-	723,091	(42,033)
Impairment of long-lived assets	-	-	10,000	-	-	10,000

Income from continuing operations before income taxes	265,640	164,443	543,907	252,872	(723,091)	503,771
Provision for (benefit from) income taxes	-	(101,197)	196,351	62,348	-	157,502

Income from continuing operations	265,640	265,640	347,556	190,524	(723,091)	346,269
Discontinued operations, net of taxes:
Loss from operations of entities sold	-	-	-	(466)	-	(466)
Impairment of hospitals sold	-	-	-	-	-	-
Loss on sale, net	-	-	-	-	-	-

Loss from discontinued operations, net of taxes	-	-	-	(466)	-	(466)

Net income	265,640	265,640	347,556	190,058	(723,091)	345,803
Less: Net income attributable to noncontrolling interests	-	-	-	80,163	-	80,163

Net income attributable to Community Health Systems, Inc. stockholders	$265,640	$265,640	$347,556	$109,895	$(723,091)	$265,640

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Income

Year Ended December 31, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)
Operating revenues (net of contractual allowances and discounts)	$-	$-	$8,625,818	$5,000,350	$-	$13,626,168
Provision for bad debts	-	-	1,137,662	582,294	-	1,719,956

Net operating revenues	-	-	7,488,156	4,418,056	-	11,906,212
Operating costs and expenses:
Salaries and benefits	-	-	3,284,123	2,293,802	-	5,577,925
Supplies	-	-	1,183,817	650,289	-	1,834,106
Other operating expenses	-	-	1,634,806	880,832	-	2,515,638
Government settlement and related costs	-	-	-	-	-	-
Electronic health records incentive reimbursement	-	-	(43,959)	(19,438)	-	(63,397)
Rent	-	-	138,229	116,552	-	254,781
Depreciation and amortization	-	-	420,824	231,850	-	652,674

Total operating costs and expenses	-	-	6,617,840	4,153,887	-	10,771,727

Income from operations	-	-	870,316	264,169	-	1,134,485
Interest expense, net	-	87,095	495,888	61,427	-	644,410
Loss from early extinguishment of debt	-	66,019	-	-	-	66,019
Equity in earnings of unconsolidated affiliates	(201,948)	(287,903)	(65,846)	-	506,206	(49,491)
Impairment of long-lived assets	-	-	-	-	-	-

Income from continuing operations before income taxes	201,948	134,789	440,274	202,742	(506,206)	473,547
Provision for (benefit from) income taxes	-	(67,159)	158,939	45,873	-	137,653

Income from continuing operations	201,948	201,948	281,335	156,869	(506,206)	335,894
Discontinued operations, net of taxes:
Loss from operations of entities sold	-	-	-	(7,769)	-	(7,769)
Impairment of hospitals sold	-	-	-	(47,930)	-	(47,930)
Loss on sale, net	-	-	-	(2,572)	-	(2,572)

Loss from discontinued operations, net of taxes	-	-	-	(58,271)	-	(58,271)

Net income	201,948	201,948	281,335	98,598	(506,206)	277,623
Less: Net income attributable to noncontrolling interests	-	-	-	75,675	-	75,675

Net income attributable to Community Health Systems, Inc. stockholders	$201,948	$201,948	$281,335	$22,923	$(506,206)	$201,948

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$141,203	$141,203	$132,131	$126,058	$(323,327)	$217,268
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	60,304	60,304	-	-	(60,304)	60,304
Net change in fair value of available-for-sale securities, net of tax	2,181	2,181	2,181	-	(4,362)	2,181
Amortization and recognition of unrecognized pension cost components, net of tax	15,320	15,320	15,320	-	(30,640)	15,320

Other comprehensive income (loss)	77,805	77,805	17,501	-	(95,306)	77,805

Comprehensive income	219,008	219,008	149,632	126,058	(418,633)	295,073
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	76,065	-	76,065

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$219,008	$219,008	$149,632	$49,993	$(418,633)	$219,008

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$265,640	$265,640	$347,556	$190,058	$(723,091)	$345,803
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	46,409	46,409	-	-	(46,409)	46,409
Net change in fair value of available-for-sale securities, net of tax	3,012	3,012	3,012	-	(6,024)	3,012
Amortization and recognition of unrecognized pension cost components, net of tax	(10,252)	(10,252)	(10,252)	-	20,504	(10,252)

Other comprehensive income (loss)	39,169	39,169	(7,240)	-	(31,929)	39,169

Comprehensive income	304,809	304,809	340,316	190,058	(755,020)	384,972
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	80,163	-	80,163

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$304,809	$304,809	$340,316	$109,895	$(755,020)	$304,809

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Comprehensive Income

Year Ended December 31, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)
Net income	$201,948	$201,948	$281,335	$98,598	$(506,206)	$277,623
Other comprehensive income (loss), net of income taxes:
Net change in fair value of interest rate swaps, net of tax	55,145	55,145	-	-	(55,145)	55,145
Net change in fair value of available-for-sale securities, net of tax	(960)	(960)	(960)	-	1,920	(960)
Amortization and recognition of unrecognized pension cost components, net of tax	(7,737)	(7,737)	(7,737)	-	15,474	(7,737)

Other comprehensive income (loss)	46,448	46,448	(8,697)	-	(37,751)	46,448

Comprehensive income	248,396	248,396	272,638	98,598	(543,957)	324,071
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	75,675	-	75,675

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$248,396	$248,396	$272,638	$22,923	$(543,957)	$248,396

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)
	ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$238,336	$135,067	$-	$373,403
Patient accounts receivable, net of allowance for doubtful accounts	-	-	885,091	1,468,217	-	2,353,308
Supplies	-	-	260,432	116,573	-	377,005
Prepaid income taxes	107,077	-	-	-	-	107,077
Deferred income taxes	101,372	-	-	-	-	101,372
Prepaid expenses and taxes	-	112	98,854	29,510	-	128,476
Other current assets	-	-	239,462	67,860	-	307,322

Total current assets	208,449	112	1,722,175	1,817,227	-	3,747,963

Intercompany receivable	579,793	9,540,603	4,529,246	3,811,213	(18,460,855)	-

Property and equipment, net	-	-	4,711,947	2,402,516	-	7,114,463

Goodwill	-	-	2,549,724	1,894,411	-	4,444,135

Other assets, net	-	144,148	1,381,113	816,846	(531,373)	1,810,734

Net investment in subsidiaries	3,193,971	9,335,210	4,029,631	-	(16,558,812)	-

Total assets	$3,982,213	$19,020,073	$18,923,836	$10,742,213	$(35,551,040)	$17,117,295

	LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	$-	$152,050	$12,467	$2,385	$-	$166,902
Accounts payable	-	19	740,628	217,946	-	958,593
Deferred income taxes	3,183	-	-	-	-	3,183
Accrued interest	-	111,330	124	437	-	111,891
Accrued liabilities	4,178	-	864,261	348,475	-	1,216,914

Total current liabilities	7,361	263,399	1,617,480	569,243	-	2,457,483

Long-term debt	-	8,718,379	50,862	517,254	-	9,286,495

Intercompany payable	-	6,225,192	13,059,088	8,264,666	(27,548,946)	-

Deferred income taxes	906,101	-	-	-	-	906,101

Other long-term liabilities	924	619,135	671,193	217,457	(531,373)	977,336

Total liabilities	914,386	15,826,105	15,398,623	9,568,620	(28,080,319)	13,627,415

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	358,410	-	358,410

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	-	-	-	-	-	-
Common stock	960	-	1	2	(3)	960
Additional paid-in capital	1,255,855	1,175,265	1,274,420	594,989	(3,044,674)	1,255,855
Treasury stock, at cost	(6,678)	-	-	-	-	(6,678)
Accumulated other comprehensive (loss) income	(67,505)	(67,505)	(11,425)	-	78,930	(67,505)
Retained earnings	1,885,195	2,086,208	2,262,217	156,549	(4,504,974)	1,885,195

Total Community Health Systems, Inc. stockholders’ equity	3,067,827	3,193,968	3,525,213	751,540	(7,470,721)	3,067,827
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	63,643	-	63,643

Total equity	3,067,827	3,193,968	3,525,213	815,183	(7,470,721)	3,131,470

Total liabilities and equity	$3,982,213	$19,020,073	$18,923,836	$10,742,213	$(35,551,040)	$17,117,295

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$271,559	$116,254	$-	$387,813
Patient accounts receivable, net of allowance for doubtful accounts	-	-	676,649	1,390,730	-	2,067,379
Supplies	-	-	254,853	113,319	-	368,172
Prepaid income taxes	49,888	-	-	-	-	49,888
Deferred income taxes	117,045	-	-	-	-	117,045
Prepaid expenses and taxes	-	115	86,628	39,818	-	126,561
Other current assets	-	-	222,424	79,860	-	302,284

Total current assets	166,933	115	1,512,113	1,739,981	-	3,419,142

Intercompany receivable	406,534	9,837,904	3,723,120	3,262,823	(17,230,381)	-

Property and equipment, net	-	-	4,660,557	2,491,316	-	7,151,873

Goodwill	-	-	2,544,195	1,863,943	-	4,408,138

Other assets, net	-	165,236	1,273,347	816,373	(627,774)	1,627,182

Net investment in subsidiaries	2,974,965	8,686,242	3,427,182	-	(15,088,389)	-

Total assets	$3,548,432	$18,689,497	$17,140,514	$10,174,436	$(32,946,544)	$16,606,335

LIABILITIES AND EQUITY

Current liabilities:
Current maturities of long-term debt	$-	$75,679	$11,1034	$3,129	$-	$89,911
Accounts payable	-	74	583,865	241,975	-	825,914
Accrued interest	-	110,091	295	316	-	110,702
Accrued liabilities	7,580	-	748,010	361,103	-	1,116,693

Total current liabilities	7,580	185,844	1,343,273	606,523	-	2,143,220

Long-term debt	-	9,079,392	53,201	318,801	-	9,451,394

Intercompany payable	-	5,639,928	11,693,119	7,822,313	(25,155,360)	-

Deferred income taxes	808,489	-	-	-	-	808,489

Other long-term liabilities	1,156	809,372	675,341	180,950	(627,774)	1,039,045

Total liabilities	817,225	15,714,536	13,764,934	8,928,587	(25,783,134)	13,442,148

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	367,666	-	367,666

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	-	-	-	-	-	-
Common stock	929	-	1	2	(3)	929
Additional paid-in capital	1,138,274	1,176,342	1,283,499	690,929	(3,150,770)	1,138,274
Treasury stock, at cost	(6,678)	-	-	-	-	(6,678)
Accumulated other comprehensive (loss) income	(145,310)	(145,310)	(28,927)	-	174,237	(145,310)
Retained earnings	1,743,992	1,943,9294	2,121,007	121,938	(4,186,874)	1,743,992

Total Community Health Systems, Inc. stockholders’ equity	2,731,207	2,974,9614	3,375,580	812,869	(7,163,410)	2,731,207
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	65,314	-	65,314

Total equity	2,731,207	2,974,9614	3,375,580	878,183	(7,163,410)	2,796,521

Total liabilities and equity	$3,548,432	$18,689,497	$17,140,514	$10,174,436	$(32,946,544)	$16,606,335

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2013

	Parent		Other	Non -
	Guarantor	Issuer	Guarantors	Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(78,754)	$21,281	$871,489	$274,703	$-	$1,088,719

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(11,894)	(31,849)	-	(43,743)
Purchases of property and equipment	-	-	(491,863)	(122,129)	-	(613,992)
Proceeds from sale of property and equipment	-	-	3,540	2,869	-	6,409
Increase in other investments	-	-	(275,149)	(64,793)	-	(339,942)

Net cash used in investing activities	-	-	(775,366)	(215,902)	-	(991,268)

Cash flows from financing activities:
Proceeds from exercise of stock options	110,660	-	-	-	-	110,660
Repurchase of restricted stock shares for payroll tax withholding requirements	(14,896)	-	-	-	-	(14,896)
Stock buy-back	(27,133)	-	-	-	-	(27,133)
Deferred financing costs	-	(13,199)	-	-	-	(13,199)
Excess tax benefit relating to stock-based compensation	6,715	-	-	-	-	6,715
Payment of special dividend to stockholders	-	-	-	-	-	-
Proceeds from noncontrolling investors in joint ventures	-	-	-	289	-	289
Redemption of noncontrolling investments in joint ventures	-	-	-	(9,304)	-	(9,304)
Distributions to noncontrolling investors in joint ventures	-	-	-	(75,583)	-	(75,583)
Changes in intercompany balances with affiliates, net	3,408	274,075	(124,384)	(153,099)	-	-
Borrowings under credit agreements	-	1,170,000	23,710	865	-	1,194,575
Issuance of long-term debt	-	-	-	-	-	-
Proceeds from receivables facility	-	-	-	338,000	-	338,000
Repayments of long-term indebtedness	-	(1,452,157)	(28,672)	(141,156)	-	(1,621,985)

Net cash provided by (used in) financing activities	78,754	(21,281)	(129,346)	(39,988)	-	(111,861)

Net change in cash and cash equivalents	-	-	(33,223)	18,813	-	(14,410)
Cash and cash equivalents at beginning of period	-	-	271,559	116,254	-	387,813

Cash and cash equivalents at end of period	$-	$-	$238,336	$135,067	$-	$373,403

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2012

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(55,122)	$(71,683)	$1,156,708	$250,217	$-	$1,280,120

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(309,731)	(12,584)	-	(322,315)
Purchases of property and equipment	-	-	(540,816)	(227,974)	-	(768,790)
Proceeds from sale of property and equipment	-	-	2,756	3,141	-	5,897
Increase in other investments	-	10,000	(231,326)	(76,668)	-	(297,994)

Net cash used in investing activities	-	10,000	(1,079,117)	(314,085)	-	(1,383,202)

Cash flows from financing activities:
Proceeds from exercise of stock options	20,858	-	-	-	-	20,858
Repurchase of restricted stock shares for payroll tax withholding requirements	(9,314)	-	-	-	-	(9,314)
Stock buy-back	-	-	-	-	-	-
Deferred financing costs	-	(141,219)	-	-	-	(141,219)
Excess tax benefit relating to stock-based compensation	3,973	-	-	-	-	3,973
Payment of special dividend to stockholders	(22,535)	-	-	-	-	(22,535)
Proceeds from noncontrolling investors in joint ventures	-	-	-	535	-	535
Redemption of noncontrolling investments in joint ventures	-	-	-	(44,287)	-	(44,287)
Distributions to noncontrolling investors in joint ventures	-	-	-	(68,344)	-	(68,344)
Changes in intercompany balances with affiliates, net	62,140	(124,560)	189,076	(126,656)	-	-
Borrowings under credit agreements	-	3,955,000	20,866	-	-	3,975,866
Issuance of long-term debt	-	3,825,000	-	-	-	3,825,000
Proceeds from receivables facility	-	-	-	350,000	-	350,000
Repayments of long-term indebtedness	-	(7,452,538)	(24,894)	(52,071)	-	(7,529,503)

Net cash provided by (used in) financing activities	55,122	61,683	185,048	59,177	-	361,030

Net change in cash and cash equivalents	-	-	262,639	(4,691)	-	257,948
Cash and cash equivalents at beginning of period	-	-	8,920	120,945	-	129,865

Cash and cash equivalents at end of period	$-	$-	$271,559	$116,254	$-	$387,813

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Cash Flows

Year Ended December 31, 2011

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In thousands)
Net cash (used in) provided by operating activities	$(41,780)	$(111,001)	$918,947	$495,742	$-	$1,261,908

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(370,243)	(45,117)	-	(415,360)
Purchases of property and equipment	-	-	(440,754)	(335,959)	-	(776,713)
Proceeds from disposition of hospitals and other ancillary operations	-	-	-	173,387	-	173,387
Proceeds from sale of property and equipment	-	-	2,283	8,877	-	11,160
Increase in other investments	-	(10,000)	(129,852)	(48,397)	-	(188,249)

Net cash used in investing activities	-	(10,000)	(938,566)	(247,209)	-	(1,195,775)

Cash flows from financing activities:
Proceeds from exercise of stock options	18,910	-	-	-	-	18,910
Repurchase of restricted stock shares for payroll tax withholding requirements	(13,311)	-	-	-	-	(13,311)
Stock buy-back	(85,790)	-	-	-	-	(85,790)
Deferred financing costs	-	(19,352)	-	-	-	(19,352)
Excess tax benefit relating to stock-based compensation	5,290	-	-	-	-	5,290
Payment of special dividend to stockholders	-	-	-	-	-	-
Proceeds from noncontrolling investors in joint ventures	-	-	-	1,229	-	1,229
Redemption of noncontrolling investments in joint ventures	-	-	-	(13,022)	-	(13,022)
Distributions to noncontrolling investors in joint ventures	-	-	-	(56,094)	-	(56,094)
Changes in intercompany balances with affiliates, net	116,681	209,056	(175,332)	(150,405)	-	-
Borrowings under credit agreements	-	560,000	18,236	2,145	(2,145)	578,236
Issuance of long-term debt	-	1,000,000	-	-	-	1,000,000
Proceeds from receivables facility	-	-	-	-	-	-
Repayments of long-term indebtedness	-	(1,628,703)	(23,200)	(1,775)	2,145	(1,651,533)

Net cash provided by (used in) financing activities	41,780	121,001	(180,296)	(217,922)	-	(235,437)

Net change in cash and cash equivalents	-	-	(199,915)	30,611	-	(169,304)
Cash and cash equivalents at beginning of period	-	-	208,835	90,334	-	299,169

Cash and cash equivalents at end of period	$-	$-	$8,920	$120,945	$-	$129,865

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

Management’s report on internal control over financial reporting is included herein at page 136.

The attestation report from Deloitte & Touche LLP, our independent registered public accounting firm, on our internal control over financial reporting is included herein at page 137.

Item 9B. Other Information

None.

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

We conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. This evaluation included review of the documentation of controls, evaluation of the design effectiveness of controls, testing of the operating effectiveness of controls and a conclusion on this evaluation. We have concluded that our internal control over financial reporting was effective as of December 31, 2013, based on these criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Community Health Systems, Inc.

Franklin, Tennessee

We have audited the internal control over financial reporting of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2013 of the Company and our report dated February 26, 2014 expressed an unqualified opinion on those financial statements.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 26, 2014

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The committee report of the Audit and Compliance Committee of the Board of Directors is presented below. The other information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 20, 2014, under “General Information,” “Members of the Board of Directors,” “Information About our Executive Officers,” “Section 16(A) Beneficial Ownership Reporting Compliance,” and “Compensation Committee Report.”

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

Based on the Audit and Compliance Committee’s discussions with management and the independent registered public accounting firm and the Audit and Compliance Committee’s review of the representations of management and the materials it received from the independent registered public accounting firm as described above, the Audit and Compliance Committee recommended to the Board of Directors that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013 for filing with the SEC.

This report is respectfully submitted by the Audit and Compliance Committee of the Board of Directors.

THE AUDIT AND COMPLIANCE COMMITTEE

John A. Clerico, Chair

James S. Ely III

John A. Fry

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 20, 2014 under “Executive Compensation.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 20, 2014 under “Security Ownership of Certain Beneficial Owners and Management.”

Item 13. Certain Relationships and Related Transactions

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 20, 2014 under “Relationships and Certain Transactions Between the Company and Its Officers, Directors and 5% Beneficial Owners and Their Family Members.”

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to the Company’s definitive proxy statement to be filed under Regulation 14A in connection with the Annual Meeting of the Stockholders of the Company scheduled to be held on May 20, 2014 under “Ratification of the Appointment of Independent Registered Public Accounting Firm.”

PART IV

Item 15. Exhibits and Financial Statement Schedules

Item 15(a) 1. Financial Statements

Reference is made to the index of financial statements and supplementary data under Item 8 in Part II.

Item 15(a) 2. Financial Statement Schedules

The following financial statement schedule is filed as part of this Report at page 151 hereof:

Schedule II — Valuation and Qualifying Accounts

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements and notes thereto.

Item 15(a)(3):

The following exhibits are either filed with this Report or incorporated herein by reference.

No.	Description

2.1

Agreement and Plan of Merger, dated as of July 29, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2013 (No. 001-15925))

2.2

Amendment and Consent to Agreement and Plan of Merger, dated as of September 24, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed September 25, 2013 (No. 001-15925))

3.1

Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed June 8, 2000 (No. 333-31790))

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of Community Health Systems, Inc., dated May 18, 2010 (incorporated by reference to Exhibit 3.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 20, 2010 (No. 001-15925))

3.3

Amended and Restated By-Laws of Community Health Systems, Inc. (as of February 27, 2008) (incorporated by reference to Exhibit 3(ii).1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 29, 2008 (No. 001-15925))

4.1

Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

4.2

Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and Regions Bank, as successor trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.3	Form of 8.000% Senior Note due 2019 (included in Exhibit 4.2)

4.4

Registration Rights Agreement relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.5

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of January 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.35 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.6

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.36 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.7

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of May 15, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.8

Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.9

Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor trustee thereto (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.10

Release of Certain Guarantor relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.11

Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor trustee thereto (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

4.12	*

Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee

4.13

Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of July 18, 2012, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.14		Form of 7.125% Senior Note due 2020 (included in Exhibit 4.13)

4.15

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.16

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.17

Release of Certain Guarantor relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.18

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

4.19	*

Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.20

Senior Secured Notes Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Notes due 2018, dated as of August 17, 2012, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed August 20, 2012 (No. 001-15925))

4.21		Form of 5.125% Senior Secured Note due 2018 (included in Exhibit 4.20)

4.22

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Quarterly report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.23

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.24

Release of Certain Guarantor relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.25

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

4.26	*

Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as collateral agent

4.27

Amendment No. 1 and Reaffirmation Agreement, dated as of August 17, 2012, relating to the Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, and Credit Suisse AG, as collateral trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.28

First Lien Intercreditor Agreement, dated as of August 17, 2012, among Credit Suisse AG, as collateral agent, Credit Suisse AG, as authorized representative, Regions Bank, as Trustee and authorized representative, and the additional authorized representatives party thereto (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.29

Copyright Security Agreement, dated as of August 17, 2012, among Community Health Systems, Inc., CHS Washington Holdings, LLC, Northwest Hospital, LLC, Quorum Health Resources, LLC, and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.30

Trademark Security Agreement, dated as of August 17, 2012, among CHS/Community Health Systems, Inc., Blue Island Hospital Company, LLC, CHS Washington Holdings, LLC, Quorum Health Resources, LLC, Triad Healthcare Corporation, Youngstown Ohio Hospital Company, LLC, and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.31

Secured Indenture, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Regions Bank, as trustee, and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.32

First Supplemental Indenture, dated as of January 27, 2014, to the Secured Indenture, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as trustee, and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.33

Unsecured Indenture, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation and Regions Bank, as trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.34

First Supplemental Indenture, dated as of January 27, 2014, to the Unsecured Indenture, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.35

Secured Notes Registration Rights Agreement, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.36

Unsecured Notes Registration Rights Agreement, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.37

Secured Notes Registration Rights Agreement Joinder, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the subsidiaries party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers thereto (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.38

Unsecured Notes Registration Rights Agreement Joinder, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the subsidiaries party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.1

Amendment and Restatement Agreement, dated as of November 5, 2010, to the Credit Agreement, dated as of July 25, 2007, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.2

Amended and Restated Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.3

Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. from time to time party thereto and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.4

Second Amendment and Restatement Agreement, dated as of February 2, 2012, to the Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 6, 2012 (No. 001-15925))

10.5

Second Amended and Restated Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010 and February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 6, 2012 (No. 001-15925))

10.6

Replacement Revolving Credit Facility and Incremental Term Loan Assumption Agreement, dated as of March 6, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 9, 2012 (No. 001-15925))

10.7

Amendment No. 1, dated as of August 3, 2012, to the Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, and February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and as collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed August 6, 2012 (No. 001-15925))

10.8

Loan Modification Agreement, dated as of August 22, 2012, to the Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, and February 2, 2012, and as amended as of August 3, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent and as collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed August 22, 2012 (No. 001-15925))

10.9

Amendment No. 2, dated as of November 27, 2012, to the Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010 and February 2, 2012, and as amended as of August 3, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and as collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 28, 2012 (No. 001-15925))

10.10

Amendment No. 3, dated as of August 12, 2013, to the Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010 and February 2, 2012, and as amended as of August 3, 2012 and November 27, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and as collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed August 13, 2013 (No. 001-15925))

10.11

Third Amendment and Restatement Agreement, dated as of January 27, 2014, to the Credit Agreement dated as of July 25, 2007, as amended and restated as of November 5, 2010 and as of February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.12

Third Amended and Restated Credit Agreement, dated as of January 27, 2014, to the Credit Agreement dated as of July 25, 2007, as amended and restated as of November 5, 2010 and as of February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.13

Contingent Value Rights Agreement, dated as of January 27, 2014, by and between Community Health Systems, Inc. and American Stock Transfer & Trust Company, LLC, as trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.14

Receivables Sale Agreement, dated as of March 21, 2012, among CHS/Community Health Systems, Inc., the originators party thereto and Community Health Systems Professional Services Corporation, as Collection Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.15

Receivables Purchase and Contribution Agreement, dated as of March 21, 2012, among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and Community Health Systems Professional Services Corporation, as Collection Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.16

Receivables Loan Agreement, dated as of March 21, 2012, among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Credit Agricole Corporate and Investment Bank, as Administrative Agent, and Community Health Systems Professional Services Corporation, as Collection Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.17

First Omnibus Amendment, dated July 30, 2012, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and Community Health Systems Professional Services Corporation, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and Community Health Systems Professional Services Corporation, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Credit Agricole Corporate and Investment Bank, as Administrative Agent, and Community Health Systems Professional Services Corporation, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

10.18

Second Omnibus Amendment, dated March 7, 2013, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and Community Health Systems Professional Services Corporation, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and Community Health Systems Professional Services Corporation, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Credit Agricole Corporate and Investment Bank, as Administrative Agent, and Community Health Systems Professional Services Corporation, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 8, 2013 (No. 001-15925))

10.19 †

Form of Indemnification Agreement between Community Health Systems, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

10.20 †

CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.13 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.21 †

Amendment No. 1, dated as of September 13, 2011, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated on January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

10.22 †

Community Health Systems Supplemental Executive Benefits (incorporated by reference to Exhibit 10.14 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.23 †

Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.24 †

CHS/Community Health Systems, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.25 †	*	CHS/Community Health Systems, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2014

10.26 †

Community Health Systems Deferred Compensation Plan Trust, amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 27, 2003 (No. 001-15925))

10.27 †		CHS NQDCP, effective as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.28 †

CHS NQDCP Adoption Agreement, executed as of August 11, 2009 (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.29 †

Guarantee, dated December 9, 2009, made by Community Health Systems, Inc. in favor of CHS/Community Health Systems, Inc. with respect to CHS/Community Health Systems, Inc.’s payment obligations under the CHS/Community Health Systems, Inc. Deferred Compensation Plan and the NQDCP (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.30 †

Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated on March 24, 2009 (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

10.31 †

Amendment No. 1, dated as of December 8, 2010, to the Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated on March 24, 2009 (incorporated by reference to Exhibit 10.14 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed February 25, 2011 (No. 001-15925))

10.32 †

Community Health Systems, Inc. Directors’ Fees Deferral Plan, as amended and restated on December 10, 2008 (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.33 †

Community Health Systems, Inc. 2000 Stock Option and Award Plan, as amended and restated on March 20, 2013 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 30, 2013 (No. 001-15925))

10.34 †

Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

10.35 †

Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.36 †

Form of Performance Based Restricted Stock Award Agreement for Community Health Systems, Inc. 2000 Stock Option and Award Plan (Most Highly Compensated Executive Officers) (incorporated by reference to Exhibit 10.20 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.37 †

Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

10.38 †

Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated on March 20, 2013 (incorporated by reference to Annex A to Community Health Systems, Inc.’s Definitive Proxy Statement on Form 14A filed April 5, 2013)

10.39 †	*	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated on March 20, 2013

10.40 †

Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated on March 20, 2013 (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.41 †

Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated on March 20, 2013 (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 30, 2013 (No. 001-15925))

10.42 †

Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated on March 20, 2013 (incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.43 †

Form of Amended and Restated Change in Control Severance Agreement (incorporated by reference to Exhibit 10.22 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.44

Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 7, 2005 (No. 001-15925))

12	*	Computation of Ratio of Earnings to Fixed Charges

21	*	List of Subsidiaries

23.1	*	Consent of Deloitte & Touche LLP

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

†	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COMMUNITY HEALTH SYSTEMS, INC.

By:	/s/ Wayne T. Smith
Wayne T. Smith Chairman of the Board and Chief Executive Officer
Date: February 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ WAYNE T. SMITH	Chief Executive Officer and	2/26/2014
Wayne T. Smith	Director (principal executive officer)

/s/ W. LARRY CASH	President of Financial Services, Chief Financial	2/26/2014
W. Larry Cash	Officer and Director (principal financial officer)

/s/ KEVIN J. HAMMONS	Senior Vice President and Chief Accounting	2/26/2014
Kevin J. Hammons	Officer (principal accounting officer)

/s/ JOHN A. CLERICO	Director	2/26/2014
John A. Clerico

/s/ JAMES S. ELY III	Director	2/26/2014
James S. Ely III

/s/ JOHN A. FRY	Director	2/26/2014
John A. Fry

/s/ WILLIAM NORRIS JENNINGS, M.D.	Director	2/26/2014
William Norris Jennings, M.D.

/s/ JULIA B. NORTH	Director	2/26/2014
Julia B. North

/s/ H. MITCHELL WATSON, JR.	Director	2/26/2014
H. Mitchell Watson, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Community Health Systems, Inc.

Franklin, Tennessee

We have audited the consolidated financial statements of Community Health Systems, Inc. and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and the Company’s internal control over financial reporting as of December 31, 2013, and have issued our reports thereon dated February 26, 2014; such reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Nashville, Tennessee

February 26, 2014

Community Health Systems, Inc. and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

	Balance at	Acquisitions	Charged to		Balance
	Beginning	and	Costs and		at End
Description	of Year	Dispositions	Expenses	Write-offs	of Year
	(In thousands)
Year ended December 31, 2013 allowance for doubtful accounts	$2,201,875	$-	$2,080,381	$(1,833,824)	$2,448,432
Year ended December 31, 2012 allowance for doubtful accounts	$1,891,334	$-	$1,959,194	$(1,648,653)	$2,201,875
Year ended December 31, 2011 allowance for doubtful accounts	$1,639,198	$(28,954)	$1,766,201	$(1,485,111)	$1,891,334

Exhibit Index

No.	Description
2.1

Agreement and Plan of Merger, dated as of July 29, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 30, 2013 (No. 001-15925))

2.2

Amendment and Consent to Agreement and Plan of Merger, dated as of September 24, 2013, by and among Health Management Associates, Inc., Community Health Systems, Inc. and FWCT-2 Acquisition Corporation (incorporated by reference to Exhibit 2.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed September 25, 2013 (No. 001-15925))

3.1

Form of Restated Certificate of Incorporation of Community Health Systems, Inc. (incorporated by reference to Exhibit 3.1 to Amendment No. 4 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed June 8, 2000 (No. 333-31790))

3.2

Certificate of Amendment to the Restated Certificate of Incorporation of Community Health Systems, Inc., dated May 18, 2010 (incorporated by reference to Exhibit 3.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed May 20, 2010 (No. 001-15925))

3.3

Amended and Restated By-Laws of Community Health Systems, Inc. (as of February 27, 2008) (incorporated by reference to Exhibit 3(ii).1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 29, 2008 (No. 001-15925))

4.1

Form of Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

4.2

Senior Notes Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and Regions Bank, as successor trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.3	Form of 8.000% Senior Note due 2019 (included in Exhibit 4.2)

4.4

Registration Rights Agreement relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of November 22, 2011, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and the Initial Purchasers (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2011 filed February 23, 2012 (No. 001-15925))

4.5

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of January 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.35 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.6

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.36 to Community Health Systems, Inc.’s Registration Statement on Form S-4/A filed April 2, 2012 (No. 333-180265))

4.7

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of May 15, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and U.S. Bank National Association, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.8

Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.9

Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor trustee thereto (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.10

Release of Certain Guarantor relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.11

Sixth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor trustee thereto (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

4.12	*

Seventh Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee

4.13

Senior Notes Indenture relating to CHS/Community Health Systems, Inc.‘s 7.125% Senior Notes due 2020, dated as of July 18, 2012, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed July 18, 2012 (No. 001-15925))

4.14		Form of 7.125% Senior Note due 2020 (included in Exhibit 4.13)

4.15

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.16

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.17

Release of Certain Guarantor relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.18

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

4.19	*

Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.20

Senior Secured Notes Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Notes due 2018, dated as of August 17, 2012, by and among CHS/Community Health Systems, Inc., the Guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed August 20, 2012 (No. 001-15925))

4.21		Form of 5.125% Senior Secured Note due 2018 (included in Exhibit 4.20)

4.22

First Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2012, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Quarterly report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.23

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.24

Release of Certain Guarantor relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of March 31, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 filed April 30, 2013 (No. 001-15925))

4.25

Third Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of September 30, 2013, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013 filed October 31, 2013 (No. 001-15925))

4.26	*

Fourth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of February 12, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as collateral agent

4.27

Amendment No. 1 and Reaffirmation Agreement, dated as of August 17, 2012, relating to the Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, and Credit Suisse AG, as collateral trustee (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.28

First Lien Intercreditor Agreement, dated as of August 17, 2012, among Credit Suisse AG, as collateral agent, Credit Suisse AG, as authorized representative, Regions Bank, as Trustee and authorized representative, and the additional authorized representatives party thereto (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.29

Copyright Security Agreement, dated as of August 17, 2012, among Community Health Systems, Inc., CHS Washington Holdings, LLC, Northwest Hospital, LLC, Quorum Health Resources, LLC, and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.30

Trademark Security Agreement, dated as of August 17, 2012, among CHS/Community Health Systems, Inc., Blue Island Hospital Company, LLC, CHS Washington Holdings, LLC, Quorum Health Resources, LLC, Triad Healthcare Corporation, Youngstown Ohio Hospital Company, LLC, and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

4.31

Secured Indenture, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Regions Bank, as trustee, and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 4.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.32

First Supplemental Indenture, dated as of January 27, 2014, to the Secured Indenture, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as trustee, and Credit Suisse AG, as collateral agent (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.33

Unsecured Indenture, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation and Regions Bank, as trustee (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.34

First Supplemental Indenture, dated as of January 27, 2014, to the Unsecured Indenture, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as trustee (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.35

Secured Notes Registration Rights Agreement, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.5 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.36

Unsecured Notes Registration Rights Agreement, dated as of January 27, 2014, by and among FWCT-2 Escrow Corporation, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.6 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.37

Secured Notes Registration Rights Agreement Joinder, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the subsidiaries party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers thereto (incorporated by reference to Exhibit 4.7 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

4.38

Unsecured Notes Registration Rights Agreement Joinder, dated as of January 27, 2014, by and among CHS/Community Health Systems, Inc., the subsidiaries party thereto, and Merrill Lynch, Pierce, Fenner & Smith Incorporated and Credit Suisse Securities (USA) LLC, each as a representative of the initial purchasers (incorporated by reference to Exhibit 4.8 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.1

Amendment and Restatement Agreement, dated as of November 5, 2010, to the Credit Agreement, dated as of July 25, 2007, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.2

Amended and Restated Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.3

Amended and Restated Guarantee and Collateral Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. from time to time party thereto and Credit Suisse AG, as Collateral Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 9, 2010 (No. 001-15925))

10.4

Second Amendment and Restatement Agreement, dated as of February 2, 2012, to the Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 6, 2012 (No. 001-15925))

10.5

Second Amended and Restated Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010 and February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed February 6, 2012 (No. 001-15925))

10.6

Replacement Revolving Credit Facility and Incremental Term Loan Assumption Agreement, dated as of March 6, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Credit Suisse AG, as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 9, 2012 (No. 001-15925))

10.7

Amendment No. 1, dated as of August 3, 2012, to the Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, and February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and as collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed August 6, 2012 (No. 001-15925))

10.8

Loan Modification Agreement, dated as of August 22, 2012, to the Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010, and February 2, 2012, and as amended as of August 3, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the guarantors party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent and as collateral agent for the Lenders (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed August 22, 2012 (No. 001-15925))

10.9

Amendment No. 2, dated as of November 27, 2012, to the Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010 and February 2, 2012, and as amended as of August 3, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and as collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed November 28, 2012 (No. 001-15925))

10.10

Amendment No. 3, dated as of August 12, 2013, to the Credit Agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010 and February 2, 2012, and as amended as of August 3, 2012 and November 27, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the lenders party thereto and Credit Suisse AG, as administrative agent and as collateral agent for the lenders (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed August 13, 2013 (No. 001-15925))

10.11

Third Amendment and Restatement Agreement, dated as of January 27, 2014, to the Credit Agreement dated as of July 25, 2007, as amended and restated as of November 5, 2010 and as of February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.12

Third Amended and Restated Credit Agreement, dated as of January 27, 2014, to the Credit Agreement dated as of July 25, 2007, as amended and restated as of November 5, 2010 and as of February 2, 2012, among CHS/Community Health Systems, Inc., Community Health Systems, Inc., the subsidiaries of CHS/Community Health Systems, Inc. party thereto, the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.13

Contingent Value Rights Agreement, dated as of January 27, 2014, by and between Community Health Systems, Inc. and American Stock Transfer & Trust Company, LLC, as trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 28, 2014 (No. 001-15925))

10.14

Receivables Sale Agreement, dated as of March 21, 2012, among CHS/Community Health Systems, Inc., the originators party thereto and Community Health Systems Professional Services Corporation, as Collection Agent (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.15

Receivables Purchase and Contribution Agreement, dated as of March 21, 2012, among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and Community Health Systems Professional Services Corporation, as Collection Agent (incorporated by reference to Exhibit 10.2 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.16

Receivables Loan Agreement, dated as of March 21, 2012, among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Credit Agricole Corporate and Investment Bank, as Administrative Agent, and Community Health Systems Professional Services Corporation, as Collection Agent (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 23, 2012 (No. 001-15925))

10.17

First Omnibus Amendment, dated July 30, 2012, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and Community Health Systems Professional Services Corporation, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and Community Health Systems Professional Services Corporation, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Credit Agricole Corporate and Investment Bank, as Administrative Agent, and Community Health Systems Professional Services Corporation, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 filed November 1, 2012 (No. 001-15925))

10.18

Second Omnibus Amendment, dated March 7, 2013, to the Receivables Sale Agreement among CHS/Community Health Systems, Inc., the originators party thereto and Community Health Systems Professional Services Corporation, as Collection Agent, to the Receivables Purchase and Contribution Agreement among CHS/Community Health Systems, Inc., CHS Receivables Funding, LLC and Community Health Systems Professional Services Corporation, as Collection Agent, and to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Credit Agricole Corporate and Investment Bank, as Administrative Agent, and Community Health Systems Professional Services Corporation, as Collection Agent, all dated as of March 21, 2012 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed March 8, 2013 (No. 001-15925))

10.19 †

Form of Indemnification Agreement between Community Health Systems, Inc. and its directors and executive officers (incorporated by reference to Exhibit 10.8 to Amendment No. 2 to Community Health Systems, Inc.’s Registration Statement on Form S-1/A filed May 2, 2000 (No. 333-31790))

10.20 †

CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.13 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.21 †

Amendment No. 1, dated as of September 13, 2011, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated on January 1, 2009 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed October 28, 2011 (No. 001-15925))

10.22 †

Community Health Systems Supplemental Executive Benefits (incorporated by reference to Exhibit 10.14 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.23 †

Supplemental Executive Retirement Plan Trust, dated June 1, 2005, by and between CHS/Community Health Systems, Inc., as grantor, and Wachovia Bank, N.A., as trustee (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Current Report on Form 8-K filed June 1, 2005 (No. 001-15925))

10.24 †

CHS/Community Health Systems, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.12 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.25 †	*	CHS/Community Health Systems, Inc. Deferred Compensation Plan, amended and restated effective January 1, 2014

10.26 †

Community Health Systems Deferred Compensation Plan Trust, amended and restated effective February 26, 1999 (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2002 filed March 27, 2003 (No. 001-15925))

10.27 †		CHS NQDCP, effective as of September 1, 2009 (incorporated by reference to Exhibit 4.2 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.28 †

CHS NQDCP Adoption Agreement, executed as of August 11, 2009 (incorporated by reference to Exhibit 4.3 to Community Health Systems, Inc.’s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.29 †

Guarantee, dated December 9, 2009, made by Community Health Systems, Inc. in favor of CHS/Community Health Systems, Inc. with respect to CHS/Community Health Systems, Inc.’s payment obligations under the CHS/Community Health Systems, Inc. Deferred Compensation Plan and the NQDCP (incorporated by reference to Exhibit 4.4 to Community Health Systems, Inc.‘s Registration Statement on Form S-8 filed December 11, 2009 (No. 333-163691))

10.30 †

Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated on March 24, 2009 (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009 filed July 31, 2009 (No. 001-15925))

10.31 †

Amendment No. 1, dated as of December 8, 2010, to the Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated on March 24, 2009 (incorporated by reference to Exhibit 10.14 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2010 filed February 25, 2011 (No. 001-15925))

10.32 †

Community Health Systems, Inc. Directors’ Fees Deferral Plan, as amended and restated on December 10, 2008 (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.33 †

Community Health Systems, Inc. 2000 Stock Option and Award Plan, as amended and restated on March 20, 2013 (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 30, 2013 (No. 001-15925))

10.34 †

Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.15 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

10.35 †

Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.18 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.36 †

Form of Performance Based Restricted Stock Award Agreement for Community Health Systems, Inc. 2000 Stock Option and Award Plan (Most Highly Compensated Executive Officers) (incorporated by reference to Exhibit 10.20 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.37 †

Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2000 Stock Option and Award Plan (incorporated by reference to Exhibit 10.19 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2009 filed February 26, 2010 (No. 001-15925))

10.38 †

Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated on March 20, 2013 (incorporated by reference to Annex A to Community Health Systems, Inc.’s Definitive Proxy Statement on Form 14A filed April 5, 2013)

10.39 †	*	Form of Nonqualified Stock Option Agreement (Employee) for Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated on March 20, 2013

10.40 †

Form of Restricted Stock Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated on March 20, 2013 (incorporated by reference to Exhibit 10.3 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.41 †

Form of Performance Based Restricted Stock Award Agreement (Most Highly Compensated Executive Officers) for Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated on March 20, 2013 (incorporated by reference to Exhibit 10.4 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 30, 2013 (No. 001-15925))

10.42 †

Form of Director Restricted Stock Unit Award Agreement for Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated on March 20, 2013 (incorporated by reference to Exhibit 10.5 to Community Health Systems, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 filed July 31, 2013 (No. 001-15925))

10.43 †

Form of Amended and Restated Change in Control Severance Agreement (incorporated by reference to Exhibit 10.22 to Community Health Systems, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2008 filed February 27, 2009 (No. 001-15925))

10.44

Participation Agreement entered into as of January 1, 2005, by and between Community Health Systems Professional Services Corporation and HealthTrust Purchasing Group, L.P. (incorporated by reference to Exhibit 10.1 to Community Health Systems, Inc.’s Current Report on Form 8-K filed January 7, 2005 (No. 001-15925))

12	*	Computation of Ratio of Earnings to Fixed Charges

21	*	List of Subsidiaries

23.1	*	Consent of Deloitte & Touche LLP

31.1	*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS		XBRL Instance Document

101.SCH		XBRL Taxonomy Extension Schema

101.CAL		XBRL Taxonomy Extension Calculation Linkbase

101.DEF		XBRL Taxonomy Extension Definition Linkbase

101.LAB		XBRL Taxonomy Extension Label Linkbase

101.PRE		XBRL Taxonomy Extension Presentation Linkbase

*	Filed herewith.

†	Indicates a management contract or compensatory plan or arrangement.