Form 10-Q
period 2014-03-31
COMMUNITY HEALTH SYSTEMS INC
filed 2014-05-07
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of May 1, 2014, there were outstanding 115,266,239 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three Months Ended March 31, 2014

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$613	$373
Patient accounts receivable, net of allowance for doubtful accounts of $3,437 and $2,439 at March 31, 2014 and December 31, 2013, respectively	3,129	2,328
Supplies	529	373
Prepaid income taxes	220	107
Deferred income taxes	294	101
Prepaid expenses and taxes	204	127
Other current assets (including assets of hospitals held for sale of $72 and $32 at March 31, 2014 and December 31, 2013, respectively)	638	339

Total current assets	5,627	3,748

Property and equipment	14,174	10,493
Less accumulated depreciation and amortization	(3,602)	(3,425)

Property and equipment, net	10,572	7,068

Goodwill	8,373	4,430

Other assets, net (including assets of hospitals held for sale of $148 and $69 at March 31, 2014 and December 31, 2013, respectively)	2,390	1,871

Total assets	$26,962	$17,117

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$199	$167
Accounts payable	1,016	951
Deferred income taxes	-	3
Accrued interest	165	112
Accrued liabilities (including liabilities of hospitals held for sale of $31 and $19 at March 31, 2014 and December 31, 2013, respectively)	1,746	1,225

Total current liabilities	3,126	2,458

Long-term debt	16,799	9,286

Deferred income taxes	1,134	906

Other long-term liabilities	1,425	977

Total liabilities	22,484	13,627

Redeemable noncontrolling interests in equity of consolidated subsidiaries	692	358

EQUITY
Community Health Systems, Inc. stockholders’ equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 116,236,453 shares issued and 115,260,904 shares outstanding at March 31, 2014, and 95,987,032 shares issued and 95,011,483 shares outstanding at December 31, 2013	1	1
Additional paid-in capital	1,995	1,256
Treasury stock, at cost, 975,549 shares at March 31, 2014 and December 31, 2013	(7)	(7)
Accumulated other comprehensive loss	(58)	(67)
Retained earnings	1,774	1,885

Total Community Health Systems, Inc. stockholders’ equity	3,705	3,068
Noncontrolling interests in equity of consolidated subsidiaries	81	64

Total equity	3,786	3,132

Total liabilities and equity	$26,962	$17,117

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Operating revenues (net of contractual allowances and discounts)	$4,900	$3,752
Provision for bad debts	705	478

Net operating revenues	4,195	3,274

Operating costs and expenses:
Salaries and benefits	2,004	1,555
Supplies	635	494
Other operating expenses	1,023	696
Electronic health records incentive reimbursement	(40)	(19)
Rent	99	70
Depreciation and amortization	257	190
Amortization of software to be abandoned	42	-

Total operating costs and expenses	4,020	2,986

Income from operations	175	288
Interest expense, net	224	156
Loss from early extinguishment of debt	73	1
Equity in earnings of unconsolidated affiliates	(11)	(16)
Impairment of long-lived assets	24	-

(Loss) income from continuing operations before income taxes	(135)	147
(Benefit) provision for income taxes	(57)	49

(Loss) income from continuing operations	(78)	98

Discontinued operations, net of taxes:
Loss from operations of entities held for sale	(2)	(2)
Impairment of hospitals held for sale	(18)	-

Loss from discontinued operations, net of taxes	(20)	(2)

Net (loss) income	(98)	96
Less: Net income attributable to noncontrolling interests	14	17

Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(112)	$79

Basic (loss) earnings per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$(0.86)	$0.89
Discontinued operations	(0.19)	(0.02)

Net (loss) income	$(1.05)	$0.87

Diluted (loss) earnings per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$(0.86)	$0.88
Discontinued operations	(0.19)	(0.02)

Net (loss) income	$(1.04)	$0.86

Weighted-average number of shares outstanding:
Basic	106,601,997	91,002,615

Diluted	107,180,584	91,998,993

(1) Total per share amounts may not add due to rounding.

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2014	2013

Net (loss) income	$(98)	$96
Other comprehensive income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	9	16
Net change in fair value of available-for-sale securities, net of tax	-	2
Amortization and recognition of unrecognized pension cost components, net of tax	-	1

Other comprehensive income	9	19

Comprehensive (loss) income	(89)	115
Less: Comprehensive income attributable to noncontrolling interests	14	17

Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(103)	$98

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Three Months Ended March 31,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(98)	$96
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	302	192
Stock-based compensation expense	11	10
Impairment of long-lived assets and hospitals held for sale	42	-
Loss from early extinguishment of debt	73	1
Excess tax benefit relating to stock-based compensation	(3)	(5)
Other non-cash expenses, net	6	6
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(171)	(148)
Supplies, prepaid expenses and other current assets	14	(2)
Accounts payable, accrued liabilities and income taxes	(83)	(98)
Other	(28)	5

Net cash provided by operating activities	65	57

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(2,774)	(5)
Purchases of property and equipment	(181)	(113)
Proceeds from sale of property and equipment	-	1
Purchases of available-for-sale securities	(78)	-
Proceeds from sales of available-for-sale securities	76	-
Increase in other investments	(99)	(69)

Net cash used in investing activities	(3,056)	(186)

Cash flows from financing activities:
Proceeds from exercise of stock options	6	72
Repurchase of restricted stock shares for payroll tax withholding requirements	(11)	(14)
Stock buy-back	-	(19)
Deferred financing costs and other debt-related costs	(269)	(1)
Excess tax benefit relating to stock-based compensation	3	5
Redemption of noncontrolling investments in joint ventures	(5)	-
Distributions to noncontrolling investors in joint ventures	(19)	(15)
Borrowings under credit agreements	7,079	101
Issuance of long-term debt	4,000	-
Proceeds from receivables facility	133	300
Repayments of long-term indebtedness	(7,686)	(403)

Net cash provided by financing activities	3,231	26

Net change in cash and cash equivalents	240	(103)
Cash and cash equivalents at beginning of period	373	388

Cash and cash equivalents at end of period	$613	$285

Supplemental disclosure of cash flow information:
Interest payments	$(280)	$(150)

Income tax (paid), net of refunds received	$79	$-

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent”, or “Parent Company”) and its subsidiaries (the “Company”) as of March 31, 2014 and December 31, 2013 and for the three-month periods ended March 31, 2014 and March 31, 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of Health Management Associates, Inc. (“HMA”) are included from January 27, 2014, the date of the HMA merger. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, contained in the Company’s Annual Report on Form 10-K.

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

During the three months ended March 31, 2014, the Company made the decision to sell certain of its small hospitals and entered into definitive agreements to sell two hospitals. The condensed consolidated statement of income for the three months ended March 31, 2013 has been restated to reclassify the results of operations for several hospitals that were owned or leased in 2013 to discontinued operations. The condensed consolidated balance sheet as of December 31, 2013 has been restated to present the hospitals that were owned or leased in 2013 as held for sale for comparative purposes with the March 31, 2014 presentation.

Throughout these notes to the condensed consolidated financial statements, Community Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly-traded Parent or any subsidiary of the Parent owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), recognized during the three months ended March 31, 2014 and 2013 were as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Medicare	$1,298	$978
Medicaid	459	326
Managed Care and other third-party payors	2,430	1,948
Self-pay	713	500

Total	$4,900	$3,752

Electronic Health Records Incentive Reimbursement. The American Recovery and Reinvestment Act of 2009 included provisions for implementing health information technology under the Health Information Technology for Economic and Clinical Health Act (“HITECH”). These provisions were designed to increase the use of electronic health records (“EHR”) technology and establish the requirements for a Medicare and Medicaid incentive payments program beginning in 2011 for eligible hospitals and providers that adopt and meaningfully use certified EHR technology. The Company utilizes a gain contingency model to recognize EHR incentive payments. Recognition occurs when the eligible hospitals adopt or demonstrate meaningful use of certified EHR technology for the applicable payment period and have available the Medicare cost report information for the relevant full cost report year used to determine the final incentive payment.

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

The Company recognized approximately $40 million and $19 million for the three months ended March 31, 2014 and 2013, respectively, of incentive reimbursement for HITECH incentives from Medicare and Medicaid related to certain of the Company’s hospitals and for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements are presented as a reduction of operating costs and expenses on the condensed consolidated statements of income. The Company received cash related to the incentive reimbursement for HITECH incentives of approximately $62 million and $45 million for the three months ended March, 31, 2014 and 2013, respectively. As of March 31, 2014 and 2013, $93 million and $20 million, respectively, were recorded as deferred revenue as all criteria for gain recognition had not been met.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Professional Liability Insurance for the Hospitals Acquired in the HMA Merger. Reserves for self-insured professional liability indemnity claims and related expenses, including attorneys’ fees and other related costs of litigation that have been incurred and will be incurred in the future, are determined using actuarially-based techniques and methodologies. The data used to develop such reserves is based on asserted and unasserted claim information that has been accumulated by the Company’s incident reporting system, historical loss payment patterns and industry trends. The Company uses the wholly-owned captive insurance subsidiary and the risk retention group subsidiary, which were acquired during the HMA merger and are domiciled in the Cayman Islands and South Carolina, respectively, to self-insure a significant portion of its professional liability risks for the hospitals acquired in the HMA merger. Those insurance subsidiaries, which are collectively referred to as the “Insurance Subsidiaries,” provide (i) claims-made coverage to all of the hospitals and other healthcare facilities acquired in the HMA merger and (ii) occurrence-basis coverage to most of the physicians employed by the hospitals and other healthcare facilities acquired in the HMA merger. The employed physicians not covered by the Insurance Subsidiaries generally maintain claims-made policies with unrelated third party insurance companies. To mitigate the exposure of the program covering the hospitals and other healthcare facilities acquired in the HMA merger, the Insurance Subsidiaries buy claims-made reinsurance policies from unrelated third parties for claims above self-retention levels of $10 million or $15 million per claim, depending on the policy year.

Professional Liability Insurance for All Other Community Health Systems, Inc. Hospitals. The Company is primarily self-insured for professional liability claims; however, the Company obtains excess insurance that transfers the risk of loss to a third-party insurer for claims in excess of self-insured retentions. The Company’s excess insurance is underwritten on a claims-made basis. For claims reported prior to June 1, 2002, substantially all of the Company’s professional and general liability risks were subject to a less than $1 million per occurrence self-insured retention and for claims reported from June 1, 2002 through June 1, 2003, these self-insured retentions were $2 million per occurrence. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially all claims reported on or after June 1, 2005 are self-insured up to $5 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers the Company for liabilities in excess of the self-insured retentions. The excess coverage consists of multiple layers of insurance, the sum of which totals up to $95 million per occurrence and in the aggregate for claims reported on or after June 1, 2003, up to $145 million per occurrence and in the aggregate for claims reported on or after June 1, 2008 and up to $195 million per occurrence and in the aggregate for claims incurred and reported after January 1, 2010. For certain policy years, if the first aggregate layer of excess coverage becomes fully utilized, then the Company’s self-insured retention could increase to $10 million per claim for any subsequent claims in that policy year until the Company’s total aggregate coverage is met.

Effective January 1, 2008, the hospitals acquired from Triad Hospitals, Inc. (“Triad”) are insured on a claims-made basis as described above and through commercial insurance companies as described above for substantially all claims occurring on or after January 1, 2002 and reported on or after January 1, 2008. Substantially all losses for the former Triad hospitals in periods prior to May 1999 were insured through a wholly-owned insurance subsidiary of HCA Holdings Inc. (“HCA”), Triad’s owner prior to that time, and excess loss policies maintained by HCA. HCA has agreed to indemnify the former Triad hospitals in respect of claims covered by such insurance policies arising prior to May 1999. After May 1999 through December 31, 2006, the former Triad hospitals obtained insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary, with excess coverage obtained from other carriers that is subject to certain deductibles. Effective for claims incurred after December 31, 2006, Triad began insuring its claims from $1 million to $5 million through its wholly-owned captive insurance company, replacing the coverage provided by HCA. Substantially all claims occurring during 2007 were self-insured up to $10 million per claim.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

2.  ACCOUNTING FOR STOCK-BASED COMPENSATION

Stock-based compensation awards have been granted under the Community Health Systems, Inc. Amended and Restated 2000 Stock Option and Award Plan, amended and restated as of March 20, 2013 (the “2000 Plan”), and the Community Health Systems, Inc. 2009 Stock Option and Award Plan, amended and restated as of March 19, 2014 (the “2009 Plan”).

The 2000 Plan allowed for the grant of incentive stock options intended to qualify under Section 422 of the Internal Revenue Code (the “IRC”), as well as stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Prior to being amended in 2009, the 2000 Plan also allowed for the grant of phantom stock. Persons eligible to receive grants under the 2000 Plan include the Company’s directors, officers, employees and consultants. All options granted under the 2000 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted prior to 2005 have a 10-year contractual term, options granted in 2005 through 2007 have an eight-year contractual term and options granted in 2008 through 2011 have a 10-year contractual term. The Company has not granted stock option awards under the 2000 Plan since 2011. Pursuant to the amendment and restatement of the 2000 Plan dated March 20, 2013, no further grants will be awarded under the 2000 Plan.

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of March 31, 2014, 5,168,381 shares of unissued common stock were reserved for future grants under the 2009 Plan, assuming the Company’s stockholders approve the March 19, 2014 amendment of the 2009 Plan, which will add 4,000,000 additional shares for future grants.

The exercise price of all options granted is equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended March 31,
	2014	2013
Effect on income from continuing operations before income taxes	$(11)	$(10)

Effect on net income	$(7)	$(6)

At March 31, 2014, $99 million of unrecognized stock-based compensation expense was expected to be recognized over a weighted-average period of 32 months. Of that amount, $1 million related to outstanding unvested stock options was expected to be recognized over a weighted-average period of 10 months and $98 million related to outstanding unvested restricted stock and restricted stock units was expected to be recognized over a weighted-average period of 32 months. There were no modifications to awards during the three months ended March 31, 2014 and 2013.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of March 31, 2014, and changes during the three-month period following December 31, 2013, were as follows (in millions, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of March 31, 2014
Outstanding at December 31, 2013	3,737,545	$34.88
Granted	-	-
Exercised	(174,462)	35.01
Forfeited and cancelled	(7,672)	34.61

Outstanding at March 31, 2014	3,555,411	$34.87	3.9 years	$17

Exercisable at March 31, 2014	3,426,809	$35.40	3.7 years	$14

No stock options were granted during the three months ended March 31, 2014 and 2013. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($39.17) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on March 31, 2014. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended March 31, 2014 and 2013 was $1 million and $19 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

The Company has also awarded restricted stock under the 2000 Plan and the 2009 Plan to its directors and employees of certain subsidiaries. The restrictions on these shares generally lapse in one-third increments on each of the first three anniversaries of the award date. Certain of the restricted stock awards granted to the Company’s senior executives contain a performance objective that must be met in addition to any vesting requirements. If the performance objective is not attained, the awards will be forfeited in their entirety. Once the performance objective has been attained, restrictions will lapse in one-third increments on each of the first three anniversaries of the award date. In addition, a restricted stock award grant dated March 1, 2014 has a performance objective that is measured based on the realization of synergies related to the HMA merger over a two-year period. The performance objective may be met in part in the first year or in whole or in part over the two-year period. Depending on the degree of attainment of the performance objective, restrictions may lapse on a portion of the award grant over the first three anniversaries of the award date at a level dependent upon the amount of synergies realized. If the synergies related to the HMA merger do not reach a certain level, then the awards will be forfeited in their entirety. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions will lapse earlier in the event of death, disability or termination of employment by the Company for any reason other than for cause of the holder of the restricted stock, or change in control of the Company. Restricted stock awards subject to performance standards are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of March 31, 2014, and changes during the three-month period following December 31, 2013, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2013	1,607,489	$35.13
Granted	1,943,000	41.19
Vested	(818,877)	34.65
Forfeited	(2,007)	34.82

Unvested at March 31, 2014	2,729,605	39.59

Restricted stock units (“RSUs”) have been granted to the Company’s outside directors under the 2000 Plan and the 2009 Plan. On February 16, 2012, each of the Company’s outside directors received a grant under the 2009 Plan of 6,645 RSUs. On February 27, 2013, each of the Company’s outside directors received a grant under the 2009 Plan of 3,596 RSUs. On March 1, 2014, each of the Company’s outside directors received a grant under the 2009 Plan of 3,614 RSUs. Vesting of these shares of RSUs occurs in one-third increments on each of the first three anniversaries of the award date.

RSUs outstanding under the 2000 Plan and the 2009 Plan as of March 31, 2014, and changes during the three-month period following December 31, 2013, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2013	55,536	$31.33
Granted	21,684	41.51
Vested	(27,858)	30.87
Forfeited	-	-

Unvested at March 31, 2014	49,362	36.07

3.  COST OF REVENUE

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office and Naples, Florida office, which were $74 million and $45 million for the three months ended March 31, 2014 and 2013, respectively. Included in these amounts is stock-based compensation expense of $11 million and $10 million for the three months ended March 31, 2014 and 2013, respectively.

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

Approximately $57 million and $1 million of acquisition and related integration costs related to prospective and closed acquisitions were expensed during the three months ended March 31, 2014 and 2013, respectively, and are included in other operating expenses on the condensed consolidated statements of income.

HMA Merger

On January 27, 2014, the Company completed the HMA merger by acquiring all the outstanding shares of HMA’s common stock for approximately $7.3 billion, including the assumption of approximately $3.8 billion of existing indebtedness, for consideration for each share of HMA’s common stock consisting of $10.50 in cash, 0.06942 of a share of the Company’s common stock, and one contingent value right (“CVR”). The CVR entitles the holder to receive a cash payment of up to $1.00 per CVR (subject to downward adjustment), subject to the final resolution of certain legal matters pertaining to HMA, as defined in the CVR agreement. HMA owned and operated 71 hospitals in 15 states in non-urban communities located primarily in the southeastern United States. On a combined basis, after taking into account the acquisition, the Company owns and operates 206 hospitals in 29 states.

In connection with the HMA merger, the Company and CHS/Community Health Systems, Inc. (“CHS”) entered into a third amendment and restatement of its credit facility, providing for additional financing and recapitalization of certain of the Company’s term loans. In addition, the Company and CHS also issued: (i) $1.0 billion aggregate principal amount of 5.125% Senior Secured Notes due 2021 and (ii) $3.0 billion aggregate principal amount of 6.875% Senior Notes due 2022.

The total consideration of the HMA merger has been allocated to the assets acquired and liabilities assumed based upon their respective preliminary fair values. The purchase price represented a premium over the fair value of the net tangible and identifiable intangible assets acquired for reasons such as:

—	expanded the number of markets in which the Company operates in existing states;

—	extended and strengthened the Company’s hospital and physician networks;

—	many support functions will be centralized; and

—	duplicate corporate functions will be eliminated.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The table below summarizes the calculation of consideration paid and preliminary allocations of the purchase price (including assumed liabilities and long-term debt assumed and repaid at closing) for the HMA merger (in millions):

Three Months Ended March 31, 2014
Cash paid	$2,778
Shares issued	736
Contingent value right	16

Total consideration	$3,530

Current assets	$1,299
Property and equipment	3,672
Goodwill	3,942
Intangible assets	93
Other long-term assets	146
Liabilities	(5,267)
Noncontrolling interests	(355)

Total identifiable net assets	$3,530

The allocation process requires the analysis of acquired fixed assets, contracts, contractual commitments, and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. Because of the proximity of the transaction to the end of the current quarter, the values of certain assets and liabilities are based on preliminary valuations and estimates and are subject to adjustment as additional information is obtained. Such additional information includes, but is not limited to: valuations and physical counts of property and equipment, analysis of physician income guarantee contracts, valuation of contractual commitments and valuation of the legal contingencies underlying the CVR issued as consideration for the HMA merger. Material adjustments to goodwill may result upon the completion of these matters. All goodwill related to HMA is recorded in the hospital operations reporting unit.

Net operating revenues and income from continuing operations before income taxes from hospitals acquired from HMA from the date of acquisition through March 31, 2014 was approximately $1.1 billion and $84 million, respectively. The following unaudited pro forma results of operations of the Company for the three months ended March 31, 2014 and 2013 assume that the HMA merger occurred at the beginning of the periods presented. The pro forma amounts include certain adjustments, including interest expense, depreciation and taxes. The pro forma amounts for the three months ended March 31, 2014 were adjusted to exclude approximately $56 million of nonrecurring acquisition and related integration costs incurred by the Company. Pro forma amounts for the three months ended March 31, 2013 were adjusted to include these costs. The pro forma net loss for the three months ended March 31, 2014 includes a charge for the early extinguishment of debt of $73 million before taxes and $45 million after taxes, or $0.42 per share (diluted). The pro forma results do not include adjustments related to cost savings or other synergies that are anticipated as a result of the HMA merger. These unaudited pro forma results are not necessarily indicative of the actual results of operations (in millions, except per share data).

	Three Months Ended March 31,
	2014	2013
Pro forma net operating revenues	$4,570	$4,703
Pro forma net (loss) income attributable to Community Health Systems, Inc. stockholders	(146)	54
Pro forma net (loss) income per share attributable to Community Health Systems, Inc. common stockholders:
Basic	$(1.30)	$0.49

Diluted	$(1.30)	$0.49

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Other Acquisitions

During the three months ended March 31, 2014, the Company paid approximately $1 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by its hospitals. In connection with these acquisitions, during 2014, the Company allocated less than $1 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $1 million consisting of intangible assets that do not qualify for separate recognition, to goodwill.

Discontinued Operations

During the three months ended March 31, 2014, the Company made the decision to sell certain of its small hospitals, which are classified as held for sale at March 31, 2014. Two other hospitals are required to be divested by the Federal Trade Commission as a condition of its approval of the HMA merger: Riverview Regional Medical Center (281 licensed beds) located in Gadsden, Alabama, and Carolina Pines Regional Medical Center (116 licensed beds) located in Hartsville, South Carolina. In addition, Williamson Memorial Hospital (76 licensed beds) located in Williamson, West Virginia had entered into a definitive agreement to be sold prior to the HMA merger. The Company has entered into a definitive agreement to sell one of its other hospitals and has begun actively marketing the sale of several other hospitals during the quarter ended March 31, 2014. In connection with management’s decision to sell these facilities, the Company has classified the results of operations of the above mentioned hospitals as discontinued operations in the accompanying condensed consolidated statements of income.

Net operating revenues and loss from discontinued operations for the respective periods are as follows (in millions):

	Three Months Ended March 31,
	2014	2013

Net operating revenues	$70	$38

Loss from operations of entities held for sale before income taxes	(4)	(4)
Impairment of hospitals held for sale before income taxes	(22)	-

Loss from discontinued operations, before taxes	(26)	(4)
Income tax benefit	(6)	(2)

Loss from discontinued operations, net of taxes	$(20)	$(2)

Interest expense was allocated to discontinued operations based on sale proceeds available for debt repayment.

In April 2014, the Financial Accounting Standards Board issue Accounting Standards Update (“ASU”) 2014-08, which changes the requirements for reporting discontinued operations. A discontinued operation continues to include a component of an entity or a group of components of an entity, or a business activity. However, in a shift reflecting stakeholder concerns that too many disposals of small groups of assets that are recurring in nature qualified for reporting as discontinued operations, a disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale will still be a discontinued operation. Additional disclosures will be required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. This ASU is effective for fiscal years beginning after December 15, 2014 and is to be applied on a prospective basis for disposals or components initially classified as held for sale after that date. The Company will adopt this ASU on January 1, 2015 and is currently evaluating the impact on its consolidated financial position, results of operations and cash flows.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

6.  INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $15 million as of March 31, 2014. A total of approximately $8 million of interest and penalties is included in the amount of the liability for uncertain tax positions at March 31, 2014. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income as income tax expense.

The Company, or one of its subsidiaries, files income tax returns in the United States federal jurisdiction and various state jurisdictions. The Company has extended the federal statute of limitations through December 31, 2014 for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. With few exceptions, the Company is no longer subject to state income tax examinations for years prior to 2010. The Company’s federal income tax returns for the 2009 and 2010 tax years are currently under examination by the Internal Revenue Service (“IRS”). The Company believes the results of these examinations will not be material to its consolidated results of operations or consolidated financial position. During the year ended December 31, 2013, the IRS concluded its examination of the federal tax return of Community Health Systems, Inc. for the tax periods ended December 31, 2007 and 2008. The results of these examinations did not have a material effect on the Company’s consolidated results of operations or consolidated financial position. The Company has extended the federal statute of limitations through December 31, 2014 for Community Health Systems, Inc. for the tax periods ended December 31, 2007 and 2008, and through June 30, 2015 for the tax periods ended December 31, 2009 and 2010.

The Company has recorded a preliminary purchase price allocation resulting in goodwill of approximately $3.9 billion, which is not tax deductible for income tax purposes. Goodwill consists of the excess of the purchase price over the fair market value of the acquired assets. The purchase price allocation is preliminary and subject to change as additional information is obtained during the measurement period.

The Company’s effective tax rates were 42.2% and 33.3% for the three months ended March 31, 2014 and 2013, respectively. The increase in the Company’s effective tax rate is primarily related to non-deductible transaction costs associated with the HMA merger.

Cash paid for income taxes, net of refunds received, resulted in a net refund of $79 million and net cash paid of less than $1 million during the three months ended March 31, 2014 and 2013, respectively.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the three months ended March 31, 2014 are as follows (in millions):

Balance as of December 31, 2013	$4,430
Goodwill acquired as part of acquisitions during current year	3,943

Balance as of March 31, 2014	$8,373

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments and hospital management services operations meet the criteria to be classified as reporting units. At March 31, 2014, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $8.3 billion, $44 million and $33 million, respectively, of goodwill.

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

Approximately $93 million of intangible assets other than goodwill were acquired during the three months ended March 31, 2014. These acquired intangibles represent the Company’s initial estimate of the fair value of the contract-based intangible assets related to the certificates of need and Medicare licenses obtained in the HMA merger. As previously discussed, this estimated amount is subject to change pending the completion of the valuation and appraisal analysis currently in process. The gross carrying amount of the Company’s other intangible assets subject to amortization was $64 million at March 31, 2014 and $51 million at December 31, 2013, and the net carrying amount was $33 million at March 31, 2014 and $21 million at December 31, 2013. The carrying amount of the Company’s other intangible assets not subject to amortization was $130 million and $50 million at March 31, 2014 and December 31, 2013, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average amortization period for the intangible assets subject to amortization is approximately six years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $1 million and $1 million during the three months ended March 31, 2014 and 2013, respectively. Amortization expense on intangible assets is estimated to be $6 million for the remainder of 2014, $8 million in 2015, $7 million in 2016, $3 million in 2017, $2 million in 2018, $2 million in 2019 and $5 million thereafter.

The gross carrying amount of capitalized software for internal use was approximately $1.1 billion and $988 million at March 31, 2014 and December 31, 2013, respectively, and the net carrying amount considering accumulated amortization was approximately $565 million and $560 million at March 31, 2014 and December 31, 2013, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At March 31, 2014, there was approximately $150 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $84 million and $31 million during the three months ended March 31, 2014 and 2013, respectively. Amortization expense on capitalized internal-use software is estimated to be $127 million for the remainder of 2014, $144 million in 2015, $75 million in 2016, $45 million in 2017, $36 million in 2018, $27 million in 2019 and $70 million thereafter. The Company also expects to record approximately $41 million of additional amortization expense during the three months ended June 30, 2014 as a result of the change in estimated useful life of certain software applications as discussed below.

In connection with the HMA merger, the Company further analyzed its intangible assets related to internal-use software used in certain of its hospitals for patient and clinical systems, including software required to meet criteria for meaningful use attestation and ICD-10 compliance. This analysis resulted in management reassessing its usage of certain software products and rationalizing that, with the addition of the HMA hospitals in the first quarter of 2014, those software applications were going to be discontinued and replaced with new applications that better integrate meaningful use and ICD-10 compliance, are more cost effective and can be implemented at a greater efficiency of scale over future implementations. During the three months ended March 31, 2014, the Company recorded an impairment charge of approximately $24 million related to software in-process that has been abandoned at March 31, 2014 and the acceleration of amortization of approximately $42 million related to shortening the remaining useful life of software currently in use with an expected abandonment date of July 1, 2014.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

8.  EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income (loss) from continuing operations, discontinued operations and net (loss) income attributable to Community Health Systems, Inc. common stockholders (in millions, except share data):

	Three Months Ended March 31,
	2014	2013
Numerator:
(Loss) income from continuing operations, net of taxes	$(78)	$98
Less: Income from continuing operations attributable to noncontrolling interests	14	17

(Loss) income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(92)	$81

Loss from discontinued operations, net of taxes	$(20)	$(2)
Less: Loss from discontinued operations attributable to noncontrolling interests	-	-

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(20)	$(2)

Denominator:
Weighted-average number of shares outstanding — basic	106,601,997	91,002,615
Effect of dilutive securities:
Restricted stock awards	103,368	281,447
Employee stock options	470,133	705,189
Other equity-based awards	5,086	9,742

Weighted-average number of shares outstanding — diluted	107,180,584	91,998,993

	Three Months Ended March 31,
	2014	2013
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:

Employee stock options and restricted stock awards	1,891,000	-

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

9.  STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of March 31, 2014, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

Historically, the Company has not paid any cash dividends. In December 2012, the Company declared and paid a special dividend of $0.25 per share to holders of its common stock at the close of business as of December 17, 2012, which totaled approximately $23 million. The Company did not pay a cash dividend in 2013 and does not anticipate the payment of any other cash dividends in the foreseeable future. The Company’s Credit Facility limits the Company’s ability to pay dividends and/or repurchase stock to an amount not to exceed $200 million in the aggregate plus an additional $25 million each year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the senior and senior secured notes also limit the Company’s ability to pay dividends and/or repurchase stock. As of March 31, 2014, under the most restrictive test under these agreements, the Company has approximately $393 million remaining available with which to pay permitted dividends and/or repurchase shares of stock or its senior and senior secured notes.

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the three-month period ended March 31, 2014 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	$358	$1	$1,256	$(7)	$(67)	$1,885	$64	$3,132
Comprehensive income	11	-	-	-	9	(111)	4	(98)
Distributions to noncontrolling interests, net of contributions	(12)	-	-	-	-	-	(7)	(7)
Purchase of subsidiary shares from noncontrolling interests	(4)	-	(1)	-	-	-	-	(1)
Other reclassifications of noncontrolling interests	-	-	-	-	-	-	-	-
Noncontrolling interests in acquired entity	335	-	-	-	-	-	20	20
Adjustment to redemption value of redeemable noncontrolling interests	4	-	(4)	-	-	-	-	(4)
Repurchases of common stock	-	-	-	-	-	-	-	-
Issuance of common stock in connection with the exercise of stock options	-	-	6	-	-	-	-	6
Issuance of shares in exchange for HMA common stock	-	-	736	-	-	-	-	736
Cancellation of restricted stock for tax withholdings on vested shares	-	-	(11)	-	-	-	-	(11)
Excess tax benefit from exercise of stock options	-	-	2	-	-	-	-	2
Share-based compensation	-	-	11	-	-	-	-	11

Balance, March 31, 2014	$692	$1	$1,995	$(7)	$(58)	$1,774	$81	$3,786

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in millions):

Three Months Ended March 31, 2014
Net loss attributable to Community Health Systems, Inc. stockholders	$(98)
Transfers to the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	(1)

Net transfers to the noncontrolling interests	(1)

Change to Community Health Systems, Inc. stockholders’ equity from net loss attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(99)

10.  EQUITY INVESTMENTS

As of March 31, 2014, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia, in which HCA owns the majority interest.

Summarized combined financial information for these unconsolidated entities in which the Company owns an equity interest is as follows (in millions):

	Three Months Ended March 31,
	2014	2013
Revenues	$332	$315
Operating costs and expenses	294	283
Income from continuing operations before taxes	39	32

The summarized financial information was derived from the unaudited financial information provided to the Company by those unconsolidated entities.

In March 2005, the Company began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”), a group purchasing organization in which the Company is a noncontrolling partner. As part of the HMA merger, the Company acquired HMA’s ownership in HealthTrust. As of March 31, 2014, the Company had a 25.9% ownership interest in HealthTrust.

The Company’s investment in all of its unconsolidated affiliates was $436 million and $422 million at March 31, 2014 and December 31, 2013, respectively, and is included in other assets, net in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $11 million and $16 million for the three months ended March 31, 2014 and 2013, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

11.   LONG-TERM DEBT

Long-term debt consists of the following (in millions):

	March 31, 2014	December 31, 2013
Credit Facility:
Term loan A	$1,000	$637
Term loan B	-	60
Term loan C	-	3,353
Term loan D	4,590	-
Term loan E	1,672	-
Revolving credit loans	-	-
8% Senior Notes due 2019	2,020	2,020
7 1⁄8% Senior Notes due 2020	1,200	1,200
5 1⁄8% Senior Secured Notes due 2018	1,600	1,600
5 1⁄8% Senior Secured Notes due 2021	1,000	-
6 7⁄8% Senior Notes due 2022	3,000	-
Receivables Facility	633	500
Capital lease obligations	214	46
Other	69	37

Total debt	16,998	9,453
Less current maturities	(199)	(167)

Total long-term debt	$16,799	$9,286

Credit Facility

The Company’s wholly-owned subsidiary CHS has senior secured financing under a credit facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. Prior to the HMA merger, this credit facility included a $750 million term loan A facility due October 25, 2016, a term loan B due July 25, 2014, a term loan C due January 25, 2017 and a $750 million revolving credit facility for working capital and general corporate purposes.

In connection with the HMA merger, the Company and CHS entered into a third amendment and restatement of its credit facility (the “Credit Facility”), providing for additional financing and recapitalization of certain of the Company’s term loans, including (i) the replacement of the revolving credit facility with a new $1.0 billion revolving facility maturing in 2019 (the “Revolving Facility”), (ii) the addition of a new $1.0 billion Term A facility due 2019 (the “Term A Facility”), (iii) a Term D facility in an aggregate principal amount equal to approximately $4.6 billion due 2021 (which includes certain term C loans that were converted into such Term D facility (collectively, the “Term D Facility”)), (iv) the conversion of certain term C loans into Term E Loans and the borrowing of new Term E Loans in an aggregate principal amount of approximately $1.7 billion due 2017 and (v) the addition of flexibility commensurate with the Company’s post-acquisition structure. In addition to funding a portion of the consideration in connection with the HMA merger, some of the proceeds of the Term A Facility and Term D Facility were used to refinance the outstanding $637 million existing Term A facility due 2016 and the $60 million of term loans due 2014, respectively. The revolving credit facility includes a subfacility for letters of credit.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at CHS’ option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus 0.50% or (3) the adjusted London Interbank Offered Rate (“LIBOR”) on such day for a three-month interest period commencing on the second business day after such day plus 1%. Loans in respect of the Credit Facilities may be borrowed in LIBOR and Alternate Base Rate. Loans in respect of the Revolving Facility and the Term A Facility will accrue interest at a rate per annum initially equal to LIBOR plus 2.75%, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75%, in the case of Alternate Base Rate borrowings. In addition, the margin in respect of the Revolving Facility and the Term A Facility will be subject to step-downs determined by reference to a leverage based pricing grid. Loans in respect of the Term D Facility and the Term E Facility will accrue interest at a rate per annum equal to LIBOR plus 3.25%, in the case of LIBOR borrowings, and Alternate Base Rate plus 2.25%, in the case of Alternate Base Rate Borrowings. The Term D Facility will be subject to a 1.00% LIBOR floor.

The Credit Facility must be prepaid in an amount equal to (1) 100% of the net cash proceeds of certain asset sales and dispositions by the Company and its subsidiaries, subject to certain exceptions and reinvestment rights, (2) 100% of the net cash proceeds of issuances of certain debt obligations or receivables-based financing by the Company and its subsidiaries, subject to certain exceptions, and (3) 50%, subject to reduction to a lower percentage based on the Company’s leverage ratio (as defined in the Credit Facility generally as the ratio of total debt on the date of determination to the Company’s EBITDA, as defined, for the four quarters most recently ended prior to such date), of excess cash flow (as defined) for any year, commencing in 2008, subject to certain exceptions. Voluntary prepayments and commitment reductions are permitted in whole or in part, without any premium or penalty, subject to minimum prepayment or reduction requirements.

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting the Company’s and its subsidiaries’ ability, subject to certain exceptions, to, among other things (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of the Company’s businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change the Company’s fiscal year. The Company is also required to comply with specified financial covenants (consisting of a maximum secured net leverage ratio and an interest coverage ratio) and various affirmative covenants.

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

As of March 31, 2014, the availability for additional borrowings under the Credit Facility was approximately $1.0 billion pursuant to the Revolving Facility, of which $77 million was set aside for outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.5 billion, which CHS has not yet accessed. As of March 31, 2014, the weighted-average interest rate under the Credit Facility, excluding swaps, was 4.3%.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of March 31, 2014, the Company had letters of credit issued, primarily in support of potential insurance-related claims and certain bonds, of approximately $77 million.

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

7 1⁄8% Senior Notes due 2020

On July 18, 2012, CHS completed an underwritten public offering under its automatic shelf registration filed with the SEC of $1.2 billion aggregate principal amount of 7 1⁄8% Senior Notes due 2020 (the “7 1⁄8% Senior Notes”). The net proceeds from this issuance were used to finance the purchase or redemption of $934 million aggregate principal amount plus accrued interest of CHS’ outstanding 8 7⁄8% Senior Notes, to pay for consents delivered in connection therewith, to pay related fees and expenses, and for general corporate purposes. The 7 1⁄8% Senior Notes bear interest at 7.125% per annum, payable semiannually in arrears on July 15 and January 15, commencing January 15, 2013. Interest on the 7 1⁄8% Senior Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

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

5 1⁄8% Senior Secured Notes due 2018

On August 17, 2012, CHS completed an underwritten public offering under its automatic shelf registration filed with the SEC of $1.6 billion aggregate principal amount of 5 1⁄8% Senior Secured Notes due 2018 (the “2018 Senior Secured Notes”). The net proceeds from this issuance, together with available cash on hand, were used to finance the prepayment of $1.6 billion of the outstanding term loans due 2014 under the Credit Facility and related fees and expenses. The 2018 Senior Secured Notes bear interest at 5.125% per annum, payable semiannually in arrears on August 15 and February 15, commencing February 15, 2013. Interest on the 2018 Senior Secured Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 2018 Senior Secured Notes are secured by a first-priority lien subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility, and subject to prior ranking liens permitted by the indenture governing the 2018 Senior Secured Notes on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility.

Except as set forth below, CHS is not entitled to redeem the 2018 Senior Secured Notes prior to August 15, 2015.

Prior to August 15, 2015, CHS is entitled, at its option, to redeem a portion of the 2018 Senior Secured Notes (not to exceed 35% of the outstanding principal amount) at a redemption price equal to 105.125% of the principal amount of the notes redeemed plus accrued and unpaid interest, with the proceeds from certain public equity offerings. Prior to August 15, 2015, CHS may redeem some or all of the 2018 Senior Secured Notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the 2018 Senior Secured Notes indenture. On and after August 15, 2015, CHS is entitled, at its option, to redeem all or a portion of the 2018 Senior Secured Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
August 15, 2015 to August 14, 2016	102.563%
August 15, 2016 to August 14, 2017	101.281%
August 15, 2017 to August 15, 2018	100.000%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

5 1⁄8% Senior Secured Notes due 2021

On January 27, 2014, CHS issued $1.0 billion aggregate principal amount of 5 1⁄8% Senior Secured Notes due 2021 (the “2021 Senior Secured Notes”). The net proceeds from this issuance were used to finance the HMA merger. The 2021 Senior Secured Notes bear interest at 5.125% per annum, payable semiannually in arrears on February 1 and August 1, commencing August 1, 2014. Interest on the 2021 Senior Secured Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 2021 Senior Secured Notes are secured by a first-priority lien subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility, and subject to prior ranking liens permitted by the indenture governing the 2021 Senior Secured Notes on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility.

Except as set forth below, CHS is not entitled to redeem the 2021 Senior Secured Notes prior to February 1, 2017.

Prior to February 1, 2017, CHS is entitled, at its option, to redeem a portion of the 2021 Senior Secured Notes (not to exceed 40% of the outstanding principal amount) at a redemption price equal to 105.125% of the principal amount of the notes redeemed plus accrued and unpaid interest, with the proceeds from certain equity offerings. Prior to February 1, 2017, CHS may redeem some or all of the 2021 Senior Secured Notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the 2021 Senior Secured Notes indenture. On and after February 1, 2017, CHS is entitled, at its option, to redeem all or a portion of the 2021 Senior Secured Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
February 1, 2017 to January 31, 2018	103.844%
February 1, 2018 to January 31, 2019	102.563%
February 1, 2019 to January 31, 2020	101.281%
February 1, 2020 to January 31, 2021	100.000%

6 7⁄8% Senior Notes due 2022

On January 27, 2014, CHS issued $3.0 billion aggregate principal amount of 6 7⁄8% Senior Notes due 2022 (the “6 7⁄8% Senior Notes”). The net proceeds from this issuance were used to finance the HMA merger. The 6 7⁄8% Senior Notes bear interest at 6.875% per annum, payable semiannually in arrears on February 1 and August 1, commencing August 1, 2014. Interest on the 6 7⁄8% Senior Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 6 7⁄8% Senior Notes are secured by a first-priority lien subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility, and subject to prior ranking liens permitted by the indenture governing the 6 7⁄8% Senior Notes on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility.

Except as set forth below, CHS is not entitled to redeem the 6 7⁄8% Senior Notes prior to February 1, 2018.

Prior to February 1, 2017, CHS is entitled, at its option, to redeem a portion of the 6 7⁄8% Senior Notes (not to exceed 40% of the outstanding principal amount) at a redemption price equal to 106.875% of the principal amount of the notes redeemed plus accrued and unpaid interest, with the proceeds from certain public equity offerings. Prior to February 1, 2018, CHS may redeem some or all of the 6 7⁄8% Senior Notes at a redemption price equal to 100% of the principal amount of the notes redeemed plus accrued and unpaid interest, if any, plus a “make-whole” premium, as described in the 6 7⁄8% Senior Notes indenture. On and after February 1, 2018, CHS is entitled, at its option, to redeem all or a portion of the 6 7⁄8% Senior Notes upon not less than 30 nor more than 60 days’ notice, at the following redemption prices (expressed as a percentage of principal amount on the redemption date), plus accrued and unpaid interest, if any, to the redemption date (subject to the right of holders of record on the relevant record date to receive interest due on the relevant interest payment date), if redeemed during the periods set forth below:

Period	Redemption Price
February 1, 2018 to January 31, 2019	103.438%
February 1, 2019 to January 31, 2020	101.719%
February 1, 2020 to January 31, 2022	100.000%

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Receivables Facility

On March 21, 2012, CHS and certain of its subsidiaries entered into an accounts receivable loan agreement (the “Receivables Facility”) with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries of the Company also agreed to participate in the Receivables Facility as of that date. On March 31, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries of the Company also agreed to participate in the Receivables Facility as of that date. The existing and future non-self pay patient-related accounts receivable (the “Receivables”) for certain of the Company’s hospitals serves as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2016, subject to customary termination events that could cause an early termination date. The Company maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of the Company’s subsidiaries to CHS, which then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $700 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to the Company or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at March 31, 2014 totaled $633 million and are classified as long-term debt on the condensed consolidated balance sheet. At March 31, 2014, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.2 billion and is included in patient accounts receivable on the condensed consolidated balance sheet.

Loss from Early Extinguishment of Debt

The financing transactions discussed above resulted in a loss from early extinguishment of debt of $73 million and $1 million for the three months ended March 31, 2014 and 2013, respectively, and an after-tax loss of $45 million and less than $1 million for the three months ended March 31, 2014 and 2013, respectively.

Other Debt

As of March 31, 2014, other debt consisted primarily of the mortgage obligation on the Company’s corporate headquarters and other obligations maturing in various installments through 2028. Other debt also included approximately $6 million related to the balance at March 31, 2014 of the HMA 3.75% Convertible Senior Subordinated Notes due 2028. Subsequent to March 31, 2014, the remaining balance of these notes was paid off.

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to 14 separate interest swap agreements in effect at March 31, 2014, with an aggregate notional amount for currently effective swaps of $2.0 billion, and four forward-starting swap agreements with an aggregate notional amount of $900 million. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, interest on the Revolving Facility and the Term A Facility at a rate per annum equal to LIBOR plus 275 basis points. Loans in respect of the Term D Facility and the Term E Facility accrue interest at a rate per annum equal to LIBOR plus 325 basis points. The Term D Facility is also subject to a 100 basis point LIBOR floor. See Note 12 for additional information regarding these swaps.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The Company paid interest of $280 million and $150 million on borrowings during the three months ended March 31, 2014 and 2013, respectively.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of March 31, 2014 and December 31, 2013, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	March 31, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$613	$613	$373	$373
Available-for-sale securities	245	245	65	65
Trading securities	42	42	38	38
Liabilities:
Contingent Value Right	16	16	-	-
Credit Facility	7,262	7,315	4,050	4,085
8% Senior Notes	2,020	2,206	2,020	2,172
7 1⁄8% Senior Notes	1,200	1,306	1,200	1,246
2018 Senior Secured Notes	1,600	1,689	1,600	1,662
2021 Senior Secured Notes	1,000	1,028	-	-
6 7⁄8% Senior Notes	3,000	3,144	-	-
Receivables Facility and other debt	702	702	537	537

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

Available-for-sale securities. Estimated fair value is based on closing price as quoted in public markets or other various valuation techniques.

Trading securities. Estimated fair value is based on closing price as quoted in public markets.

Contingent Value Right. Estimated fair value is based on the closing price as quoted on the public market where the CVR is traded.

Credit Facility. Estimated fair value is based on information from the Company’s bankers regarding relevant pricing for trading activity among the Company’s lending institutions.

8% Senior Notes. Estimated fair value is based on the average bid and ask price as quoted by the bank who served as an underwriter in the sale of these notes.

7 1⁄8% Senior Notes. Estimated fair value is based on the average bid and ask price as quoted by the bank who served as an underwriter in the sale of these notes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

2018 Senior Secured Notes. Estimated fair value is based on the average bid and ask price as quoted by the bank who served as an underwriter in the sale of these notes.

2021 Senior Secured Notes. Estimated fair value is based on the average bid and ask price as quoted by the bank who served as an underwriter in the sale of these notes.

6 7⁄8% Senior Notes. Estimated fair value is based on the average bid and ask price as quoted by the bank who served as an underwriter in the sale of these notes.

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the three months ended March 31, 2014 and 2013, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at March 31, 2014, since the majority of the swap agreements entered into by the Company were in a net liability position so that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Interest rate swaps consisted of the following at March 31, 2014:

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value (in millions)
1	$100	5.231%	July 25, 2014	$2
2	100	5.231%	July 25, 2014	2
3	200	5.160%	July 25, 2014	3
4	75	5.041%	July 25, 2014	1
5	125	5.022%	July 25, 2014	2
6	100	2.621%	July 25, 2014	1
7	100	3.110%	July 25, 2014	1
8	100	3.258%	July 25, 2014	1
9	200	2.693%	October 26, 2014	3
10	300	3.447%	August 8, 2016	19
11	200	3.429%	August 19, 2016	13
12	100	3.401%	August 19, 2016	6
13	200	3.500%	August 30, 2016	13
14	100	3.005%	November 30, 2016	6
15	200	2.055%	July 25, 2019	-	(1)
16	200	2.059%	July 25, 2019	-	(2)
17	200	2.613%	August 30, 2019	-	(3)
18	300	2.892%	August 30, 2020	-	(4)

(1) This interest rate swap becomes effective July 25, 2014.

(2) This interest rate swap becomes effective July 25, 2014.

(3) This interest rate swap becomes effective August 30, 2015.

(4) This interest rate swap becomes effective August 30, 2015.

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

Assuming no change in March 31, 2014 interest rates, approximately $63 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tabular disclosure provides the amount of pre-tax loss recognized as a component of OCI during the three months ended March 31, 2014 and 2013 (in millions):

	Amount of Pre-Tax Loss Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended March 31,
	2014	2013
Interest rate swaps	$(3)	$(3)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of income during the three months ended March 31, 2014 and 2013 (in millions):

	Amount of Pre-Tax Loss Reclassified from AOCL into Income (Effective Portion)
Location of Loss Reclassified from AOCL into Income (Effective Portion)	Three Months Ended March 31,
	2014	2013
Interest expense, net	$18	$27

The fair values of derivative instruments in the condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 were as follows (in millions):

	Asset Derivatives				Liability Derivatives
	March 31, 2014		December 31, 2013		March 31, 2014		December 31, 2013
	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments	Other assets, net	$-	Other assets, net	$-	Other long- term liabilities	$73	Other long- term liabilities	$88

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

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014	Level 1	Level 2	Level 3
Available-for-sale securities	$245	$123	$122	$-
Trading securities	42	42	-	-

Total assets	$287	$165	$122	$-

Contingent Value Right	$16	$16	$-	$-
Fair value of interest rate swap agreements	73	-	73	-

Total liabilities	$89	$16	$73	$-

	December 31, 2013	Level 1	Level 2	Level 3
Available-for-sale securities	$65	$65	$-	$-
Trading securities	38	38	-	-

Total assets	$103	$103	$-	$-

Fair value of interest rate swap agreements	$88	$-	$88	$-

Total liabilities	$88	$-	$88	$-

Available-for-sale securities and trading securities classified as Level 1 are measured using quoted market prices. Level 2 available-for-sale securities primarily consisted of: (i) bonds and notes issued by the United States government and its agencies, domestic and foreign corporations and foreign governments; and (ii) preferred securities issued by domestic and foreign corporations. The estimated fair values of these securities are determined using various valuation techniques, including a multi-dimensional relational model that incorporates standard observable inputs and assumptions such as benchmark yields, reported trades, broker/dealer quotes, issuer spreads, benchmark securities, bids/offers and other pertinent reference data.

The CVR liability represents the estimate of the fair value for the contingent consideration paid to HMA shareholders as part of the HMA merger. The CVR is listed on the NASDAQ and the valuation at March 31, 2014 is based on the quoted trading price for the CVR on the last day of the period. Subsequent changes in the estimated fair value of the CVR will be recorded in future periods through the statement of income.

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at March 31, 2014 resulted in a decrease in the fair value of the related liability of $3 million and an after-tax adjustment of $2 million to OCI. The CVA on the Company’s interest rate swap agreements at December 31, 2013 resulted in a decrease in the fair value of the related liability of $1 million and an after-tax adjustment of less than $1 million to OCI.

The majority of the inputs used to value its interest rate swap agreements, including the forward interest rate curves and market perceptions of the Company’s credit risk used in the CVAs, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuations are classified in Level 2 of the fair value hierarchy.

14.  SEGMENT INFORMATION

The Company operates in two distinct operating segments, represented by hospital operations (which includes its general acute care hospitals and related healthcare entities that provide inpatient and outpatient healthcare services) and home care agency operations (which provide in-home outpatient care).

Only the hospital operations segment meets the criteria as a separate reportable segment. The financial information for the home care agency segment does not meet the quantitative thresholds for a separate identifiable reportable segment and is combined into the corporate and all other reportable segment.

Substantially all of the assets acquired in the HMA merger are recorded as part of the hospital operations segment. The distribution between reportable segments of the Company’s net operating revenues and income from continuing operations before income taxes is summarized in the following tables (in millions):

	Three Months Ended March 31,
	2014	2013
Net operating revenues:
Hospital operations	$4,136	$3,229
Corporate and all other	59	45

Total	$4,195	$3,274

Income from continuing operations before income taxes:
Hospital operations	$26	$207
Corporate and all other	(161)	(60)

Total	$(135)	$147

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

15.  OTHER COMPREHENSIVE INCOME

The following table present information about items reclassified out of accumulated other comprehensive income (loss) by component for the three months ended March 31, 2014 and 2013 (in millions, net of tax):

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2013	$(56)	$7	$(18)	$(67)
Other comprehensive (loss) income before reclassifications	(2)	-	-	(2)
Amounts reclassified from accumulated other comprehensive income (loss)	11	-	-	11

Net current-period other comprehensive income	9	-	-	9

Balance as of March 31, 2014	$(47)	$7	$(18)	$(58)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2012	$(116)	$5	$(34)	$(145)
Other comprehensive (loss) income before reclassifications	(2)	2	-	-
Amounts reclassified from accumulated other comprehensive income (loss)	18	-	1	19

Net current-period other comprehensive income	16	2	1	19

Balance as of March 31, 2013	$(100)	$7	$(33)	$(126)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents a subtotal for each significant reclassification to net income out of accumulated other comprehensive income (loss) and the line item affected in the accompanying condensed consolidated statement of income during the three months ended March 31, 2014 and 2013 (in millions):

For the Three Months Ended March 31, 2014
Details about accumulated other comprehensive income (loss) components	Amount reclassified from AOCL	Affected line item in the statement where net income is presented
Gains and losses on cash flow hedges
Interest rate swaps	$(18)	Interest expense, net
	7	Tax benefit

	$(11)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$-	Salaries and benefits
Actuarial losses	-	Salaries and benefits

	-	Total before tax
	-	Tax benefit

	$-	Net of tax

For the Three Months Ended March 31, 2013
Details about accumulated other comprehensive income (loss) components	Amount reclassified from AOCL	Affected line item in the statement where net income is presented
Gains and losses on cash flow hedges
Interest rate swaps	$(27)	Interest expense, net
	9	Tax benefit

	$(18)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$-	Salaries and benefits
Actuarial losses	(1)	Salaries and benefits

	(1)	Total before tax
	-	Tax benefit

	$(1)	Net of tax

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

16.  CONTINGENCIES

The Company is a party to various legal proceedings incidental to its business. In the opinion of management, any ultimate liability with respect to these actions will not have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations. In addition, in connection with the closing of the HMA merger on January 27, 2014, the Company has become liable for both recorded and unrecorded contingencies of HMA. The Company’s management is not aware of any unrecorded contingencies assumed in connection with the HMA merger, whose ultimate outcome will have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations. With respect to all litigation matters, the Company considers the likelihood of a negative outcome. If the Company determines the likelihood of a negative outcome is probable and the amount of the loss can be reasonably estimated, the Company records an estimated loss for the expected outcome of the litigation and discloses that fact together with the amount accrued, if it was estimable. If the likelihood of a negative outcome is reasonably possible and the Company is able to determine an estimate of the possible loss or a range of loss, the Company discloses that fact together with the estimate of the possible loss or range of loss. However, it is difficult to predict the outcome or estimate a possible loss or range of loss in some instances because litigation is subject to significant uncertainties.

HMA Litigation and Related CVR

The CVR agreement entitles the holder to receive a cash payment of up to $1.00 per CVR, subject to downward adjustment based on the final resolution of certain legal matters related to HMA. Such legal matters include, but are not limited to, certain litigation as previously disclosed by HMA in public filings with the SEC, in each case existing on or prior to the date of the merger agreement. The adjustment reducing the ultimate amount paid to holders of the CVR is determined based on the amount of losses incurred by the Company in connection with such litigation. If the aggregate amount of losses (which includes the amount paid for damages, costs, fees and expenses (including, without limitation, attorneys’ fees and expenses), and all fines, penalties, settlement amounts, indemnification obligations and other liabilities) exceeds a deductible of $18 million, then the amount payable in respect of each CVR shall be reduced (but not below zero) by an amount equal to the quotient obtained by dividing: (a) the product of (i) all losses in excess of the deductible and (ii) 90%; by (b) the number of CVRs outstanding on the date on which final resolution of the existing litigation occurs. Based on the 264,544,053 of CVRs outstanding, the maximum payment to holders of the CVRs could be approximately $265 million.

The following table represents the impact of legal expenses paid or incurred to date and settlements paid or deemed final as of March 31, 2014 on the amounts owed to CVR holders (in millions):

	Deductible	CHS Responsibility at 10%	Reduction to Amount Owed to CVR Holders at 90%	Total Expenses and Settlement Cost
As of January 27, 2014	$-	$-	$-	$-
Legal expenses incurred and/or paid during the three months ended March 31, 2014	3	-	-	3

As of March 31, 2014	$3	$-	$-	$3

Amounts owed to CVR holders is dependent on the ultimate resolution of the litigation and determination of losses incurred.

Underlying the CVR agreement is a number of claims asserted against the Company. The Company will record the fair market value of payments estimated to be required in connection with those claims as part of the acquired assets and liabilities at the date of acquisition under the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 805 “Business Combinations.” The Company is currently in the process of determining the fair value of those underlying claims and potential settlement of the CVR but has not completed this analysis as of March 31, 2014. A portion of this underlying liability had been previously recorded by HMA and has been reflected as an acquired liability. This amount is $42 million and is recorded in accrued liabilities on the accompanying condensed consolidated balance sheet. The claims related to this portion of the liability are summarized below. The remaining liability will be recorded as part of the opening balance sheet upon completion of the fair market value analysis. The settlement of any or all of the claims and expenses incurred on behalf of the Company in defending itself will reduce the amounts owed to the CVR holders.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Probable Contingencies - HMA

OIG Investigation of Certain HMA Hospitals’ Relationships with Allegiance

On February 22, 2012 and February 24, 2012, the United States Department of Health and Human Services office of the Inspector General (“OIG”) served subpoenas on certain HMA hospitals relating to those hospitals’ relationships with Allegiance Health Management, Inc. (“Allegiance”). Allegiance, which is unrelated to HMA, is a post-acute healthcare management company that provides intensive outpatient psychiatric (“IOP”) services to patients. The HMA hospitals that were served subpoenas were: (i) Central Mississippi Medical Center in Jackson, Mississippi; (ii) Crossgates River Oaks Hospital in Brandon, Mississippi; (iii) Davis Regional Medical Center in Statesville, North Carolina; (iv) Lake Norman Regional Medical Center in Mooresville, North Carolina; (v) the Medical Center of Southeastern Oklahoma in Durant, Oklahoma; and (vi) Natchez Community Hospital in Natchez, Mississippi. Each of those hospitals has or had a contract with Allegiance. Among other things, the subpoenas seek: (i) documents related to the hospitals’ financial relationships with Allegiance; (ii) documents related to patients who received IOP services from Allegiance at the HMA hospitals, including their patient medical records; (iii) documents relating to complaints or concerns regarding Allegiance’s IOP services at the HMA hospitals; (iv) documents relating to employees, physicians and therapists who were involved with the IOP services provided by Allegiance at the HMA hospitals; and (v) other documents related to Allegiance, including leases, contracts, policies and procedures, training documents, budgets and financial analyses. The period of time covered by the subpoenas is January 1, 2008 through the date of subpoena compliance. The Company will continue to cooperate with the investigations. Prior to the HMA merger, HMA determined that a liability for this claim is probable and a liability was recorded by HMA during the quarter ended December 31, 2013, which was assumed as part of the HMA merger.

Department of Justice Investigation of Kyphoplasty Procedures at Certain HMA Hospitals

Several HMA hospitals received letters during 2009 requesting information in connection with a DOJ investigation relating to kyphoplasty procedures. Kyphoplasty is a minimally invasive spinal procedure used to treat vertebral compression fractures. The DOJ is currently investigating hospitals and hospital operators in multiple states to determine whether certain Medicare claims for kyphoplasty were incorrect when billed as an inpatient service rather than as an outpatient service. The DOJ’s investigation originated with a False Claims Act lawsuit against Kyphon, Inc., the company that developed the kyphoplasty procedure. The requested information has been provided to the DOJ and the Company is continuing to cooperate with the investigation. Prior to the HMA merger, HMA determined that a liability for this claim is probable and an incremental liability was recorded by HMA during the quarter ended December 31, 2013, which was assumed as part of the HMA merger.

Probable Contingencies - CHS

Department of Justice Investigation of Medicare Short-Stay Admissions from Emergency Departments of CHS Hospitals

In April 2011, the Company received a document subpoena from OIG in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena was directed to all of the Company’s hospitals and requested documents concerning emergency department processes and procedures, including the hospitals’ use of the Pro-MED Clinical Information System, a third-party software system that assists with the management of patient care and provides operational support and data collection for emergency department management. The subpoena also sought information about the Company’s relationships with emergency department physicians, including financial arrangements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

We are currently in negotiations with the Department of Justice about resolving its claims in connection with its investigation into the Company’s short stay hospital admissions for the years 2005-2010, as well as their investigation at our hospital in Laredo, Texas. Based on those negotiations, which are not final, we believe that a reserve of $102 million is sufficient to cover the federal government’s claims for Medicare, Tricare, and Medicaid admissions (including the claims described in the Legal Proceedings section in Part II Item 1 of this Form 10-Q related to United States ex rel. and Reuille vs. Community Health Systems Professional Services Corporation and Lutheran Musculoskeletal Center, LLC d/b/a Lutheran Hospital (United States District Court for the Northern District of Indiana, Fort Wayne Division) and the May 2011 subpoena identified as “Shelbyville, Tennessee OIG Subpoena”), certain claims specifically related to our hospital in Laredo, Texas, and other related legal expenses. This reserve is not meant to include third party legal expenses. The Company is also negotiating a corporate integrity agreement with the Office of the Inspector General of the Department of Health and Human Services.

There are a number of legal matters for which, based on information currently available, the Company believes that a negative outcome is known or is probable. In the aggregate, including the matters described above, an estimate of these losses has been accrued in the amount of $169 million and $119 million at March 31, 2014 and December 31, 2013, respectively, and is included in accrued liabilities in the accompanying condensed consolidated balance sheets. Due to the uncertainties and difficulty in predicting the ultimate resolution of these contingencies, the actual amount could differ from the estimated amount; however, the Company does not believe a change in estimate for any of these matters would be material.

The table below presents a reconciliation of the beginning and ending liability balances in connection with probable contingencies recorded during the three months ended March 31, 2014 (in millions):

	CVR Related Liability at Fair Value	ASC 450 Probable Contingency
Balance as of December 31, 2013	$-	$119
Assumed liabilities for HMA contingencies	42	6
Expense	-	3
Cash payments	-	(1)

Balance as of March 31, 2014	$42	$127

Other costs incurred related to probable contingencies, including attorneys’ fees, totaled $3 million and less than $1 million for the three months ended March 31, 2014 and 2013, respectively, and are included in other operating expenses in the accompanying condensed consolidated statements of income.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

U.S. ex rel. Baker vs. Community Health Systems, Inc. (United States District Court for the District of New Mexico)

The Company’s knowledge of this matter originated in early 2006 with correspondence from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” For approximately three years, the Company provided the Department of Justice with requested documents, met with its personnel on numerous occasions and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified the Company that it believed that the Company and three of its New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in the referenced qui tam lawsuit, which alleges that the Company’s New Mexico hospitals “caused to be filed” false claims from the period of August 2000 through June 2011. Two of the Parent Company’s subsidiaries are also defendants in this lawsuit. The Company continues to vigorously defend this action. On December 4-5, 2013, the district court judge heard oral arguments on both sides’ motions for summary judgment. By telephone conference on December 19, 2013, he advised the parties that, with respect to the core motions for summary judgment, he was denying all parties’ motions, concluding that there were issues of fact to be determined at trial. Court ordered mediation began on March 12, 2014 and remains open. A trial date of October 14, 2014 has been assigned.

Matters for which an Outcome Cannot be Assessed - CHS

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Matters for which an Outcome Cannot be Assessed - HMA

Medicare/Medicaid Billing Lawsuits

During September 2010, HMA received a letter from the DOJ indicating that an investigation was being conducted to determine whether certain HMA hospitals improperly submitted claims for the implantation of ICDs. The DOJ’s investigation covers the period commencing with Medicare’s expansion of coverage for ICDs in 2003 to the present. The letter from the DOJ further indicates that the claims submitted by HMA’s hospitals for ICDs and related services need to be reviewed to determine if Medicare coverage and payment was appropriate. During 2010, the DOJ sent similar letters and other requests to a large number of unrelated hospitals and hospital operators across the country as part of a nation-wide review of ICD billing under the Medicare program. The Company is cooperating with the DOJ in its ongoing investigation, which could potentially give rise to claims against HMA and/or certain of its subsidiary hospitals under the False Claims Act or other statutes, regulations or laws. Additionally, the Company is conducting an internal review of hospital medical records related to ICDs that are the subject of the DOJ investigation. To date, the DOJ has not asserted any monetary or other claims against HMA or its hospitals in this matter and, at this time, the Company is unable to determine the potential impact, if any, that will result from the final resolution of the investigation.

Beginning during the week of December 16, 2013 eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer, et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involves allegations of wrongful billing; U.S. ex rel. Sandra Simmons, v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was recently partially settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. The Company intends to defend against the allegations in these matters, but will also be cooperating with the government in the ongoing investigation of these allegations.

Wrongful Termination Lawsuit

On or about October 19, 2011, a wrongful termination action was commenced against HMA by Paul Meyer, HMA’s former Director of Compliance. That litigation, entitled Meyer v. Health Management Associates, Inc., was commenced in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The plaintiff seeks unspecified compensatory and punitive damages. Mr. Meyer was terminated after insubordinately refusing to cooperate with HMA’s efforts to comply with its obligations under a government subpoena by refusing to return documents belonging to HMA that were in his possession. Moreover, Mr. Meyer’s failure to cooperate with HMA in response to a subpoena was contrary to both the intent and purpose of HMA’s compliance department and HMA’s company-wide compliance program. HMA has filed a counterclaim against Mr. Meyer for breach of contract, conversion and breach of duty of loyalty. The trial in this matter is scheduled to take place during the third quarter of 2014. The Company intends to vigorously defend against the wrongful termination allegations made by Mr. Meyer.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

17. SUBSEQUENT EVENTS

The Company evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the condensed consolidated financial statements.

On April 1, 2014, one or more subsidiaries of the Company completed the acquisition of Sharon Regional Health System in Sharon, Pennsylvania. This healthcare system includes Sharon Regional (251 licensed beds) and other outpatient and ancillary services. The total cash consideration paid at closing for long-lived assets was approximately $67 million, and for preliminary net working capital was approximately $1 million.

On April 1, 2014, one or more subsidiaries of the Company completed the acquisition of Munroe Regional Medical Center (421 licensed beds) in Ocala, Florida and other outpatient and ancillary services. The total cash consideration paid at closing for long-lived assets and prepaid rent on the leased property was approximately $191 million, and for preliminary net working capital was approximately $2 million.

18. SUPPLEMENTAL CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Senior Notes due 2019, 2020 and 2022, which are senior unsecured obligations of CHS, and the 5 1⁄8% Senior Secured Notes due 2018 and 2021 (collectively, “the Notes”) are guaranteed on a senior basis by the Company and by certain of its existing and subsequently acquired or organized 100% owned domestic subsidiaries. The Notes are fully and unconditionally guaranteed on a joint and several basis, with exceptions considered customary for such guarantees, limited to the release of the guarantee when a subsidiary guarantor’s capital stock is sold, or a sale of all of the subsidiary guarantor’s assets used in operations. The following condensed consolidating financial statements present Community Health Systems, Inc. (as parent guarantor), CHS (as the issuer), the subsidiary guarantors, the subsidiary non-guarantors and eliminations. These condensed consolidating financial statements have been prepared and presented in accordance with SEC Regulation S-X Rule 3-10 “Financial Statements of Guarantors and Issuers of Guaranteed Securities Registered or Being Registered.”

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

From time to time, the Company sells and/or repurchases noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods are revised to reflect the status of guarantors or non-guarantors as of March 31, 2014.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

March 31, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$451	$162	$-	$613
Patient accounts receivable, net of allowance for doubtful accounts	-	-	1,039	2,090	-	3,129
Supplies	-	-	360	169	-	529
Prepaid income taxes	220	-	-	-	-	220
Deferred income taxes	294	-	-	-	-	294
Prepaid expenses and taxes	-	-	145	59	-	204
Other current assets	-	-	331	307	-	638

Total current assets	514	-	2,326	2,787	-	5,627

Intercompany receivable	1,237	16,499	3,263	7,906	(28,905)	-

Property and equipment, net	-	-	7,010	3,562	-	10,572

Goodwill	-	-	5,082	3,291	-	8,373

Other assets, net	-	330	1,625	1,030	(595)	2,390

Net investment in subsidiaries	3,092	17,678	6,704	-	(27,474)	-

Total assets	$4,843	$34,507	$26,010	$18,576	$(56,974)	$26,962

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$138	$53	$8	$-	$199
Accounts payable	-	-	775	241	-	1,016
Deferred income taxes	-	-	-	-	-	-
Accrued interest	-	163	1	1	-	165
Accrued liabilities	4	-	1,248	494	-	1,746

Total current liabilities	4	301	2,077	744	-	3,126

Long-term debt	-	15,944	123	732	-	16,799

Intercompany payable	-	14,370	19,500	15,143	(49,013)	-

Deferred income taxes	1,134	-	-	-	-	1,134

Other long-term liabilities	-	801	822	397	(595)	1,425

Total liabilities	1,138	31,416	22,522	17,016	(49,608)	22,484

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	692	-	692

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	-	-	-	-	-	-
Common stock	1	-	-	-	-	1
Additional paid-in capital	1,995	1,175	1,274	655	(3,104)	1,995
Treasury stock, at cost	(7)	-	-	-	-	(7)
Accumulated other comprehensive (loss) income	(58)	(58)	(16)	-	74	(58)
Retained earnings	1,774	1,974	2,230	132	(4,336)	1,774

Total Community Health Systems, Inc. stockholders’ equity	3,705	3,091	3,488	787	(7,366)	3,705
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	81	-	81

Total equity	3,705	3,091	3,488	868	(7,366)	3,786

Total liabilities and equity	$4,843	$34,507	$26,010	$18,576	$(56,974)	$26,962

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$238	$135	$-	$373
Patient accounts receivable, net of allowance for doubtful accounts	-	-	871	1,457	-	2,328
Supplies	-	-	258	115	-	373
Prepaid income taxes	107	-	-	-	-	107
Deferred income taxes	101	-	-	-	-	101
Prepaid expenses and taxes	-	-	98	29	-	127
Other current assets	-	-	256	83	-	339

Total current assets	208	-	1,721	1,819	-	3,748

Intercompany receivable	579	9,541	4,534	3,810	(18,464)	-

Property and equipment, net	-	-	4,674	2,394	-	7,068

Goodwill	-	-	2,536	1,894	-	4,430

Other assets, net	-	144	1,430	828	(531)	1,871

Net investment in subsidiaries	3,194	9,335	4,030	-	(16,559)	-

Total assets	$3,981	$19,020	$18,925	$10,745	$(35,554)	$17,117

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$152	$13	$2	$-	$167
Accounts payable	-	-	736	215	-	951
Deferred income taxes	3	-	-	-	-	3
Accrued interest	-	111	-	1	-	112
Accrued liabilities	4	-	869	352	-	1,225

Total current liabilities	7	263	1,618	570	-	2,458

Long-term debt	-	8,718	51	517	-	9,286

Intercompany payable	-	6,226	13,060	8,266	(27,552)	-

Deferred income taxes	906	-	-	-	-	906

Other long-term liabilities	-	619	671	218	(531)	977

Total liabilities	913	15,826	15,400	9,571	(28,083)	13,627

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	358	-	358

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	-	-	-	-	-	-
Common stock	1	-	-	-	-	1
Additional paid-in capital	1,256	1,175	1,274	595	(3,044)	1,256
Treasury stock, at cost	(7)	-	-	-	-	(7)
Accumulated other comprehensive (loss) income	(67)	(67)	(11)	-	78	(67)
Retained earnings	1,885	2,086	2,262	157	(4,505)	1,885

Total Community Health Systems, Inc. stockholders’ equity	3,068	3,194	3,525	752	(7,471)	3,068
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	64	-	64

Total equity	3,068	3,194	3,525	816	(7,471)	3,132

Total liabilities and equity	$3,981	$19,020	$18,925	$10,745	$(35,554)	$17,117

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Three Months Ended March 31, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Operating revenues (net of contractual allowances and discounts)	$-	$(4)	$3,130	$1,774	$-	$4,900
Provision for bad debts	-	-	480	225	-	705

Net operating revenues	-	(4)	2,650	1,549	-	4,195
Operating costs and expenses:
Salaries and benefits	-	-	1,154	850	-	2,004
Supplies	-	-	418	217	-	635
Other operating expenses	-	-	665	358	-	1,023
Electronic health records incentive reimbursement	-	-	(23)	(17)	-	(40)
Rent	-	-	54	45	-	99
Depreciation and amortization	-	-	189	68	-	257
Amortization of software to be abandoned	-	-	26	16	-	42

Total operating costs and expenses	-	-	2,483	1,537	-	4,020

Income from operations	-	(4)	167	12	-	175
Interest expense, net	-	40	171	13	-	224
Loss from early extinguishment of debt	-	73	-	-	-	73
Equity in earnings of unconsolidated affiliates	112	31	15	-	(169)	(11)
Impairment of long-lived assets	-	-	24	-	-	24

(Loss) income from continuing operations before income taxes	(112)	(148)	(43)	(1)	169	(135)
Provision for (benefit from) income taxes	-	(36)	(16)	(5)	-	(57)

(Loss) income from continuing operations	(112)	(112)	(27)	4	169	(78)
Discontinued operations, net of taxes:
Loss from operations of entities held for sale	-	-	(5)	3	-	(2)
Impairment of hospitals held for sale	-	-	-	(18)	-	(18)

Loss from discontinued operations, net of taxes	-	-	(5)	(15)	-	(20)

Net (loss) income	(112)	(112)	(32)	(11)	169	(98)
Less: Net income attributable to noncontrolling interests	-	-	-	14	-	14

Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(112)	$(112)	$(32)	$(25)	$169	$(112)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Three Months Ended March 31, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Operating revenues (net of contractual allowances and discounts)	$-	$(3)	$2,403	$1,352	$-	$3,752
Provision for bad debts	-	-	332	146	-	478

Net operating revenues	-	(3)	2,071	1,206	-	3,274
Operating costs and expenses:
Salaries and benefits	-	-	907	648	-	1,555
Supplies	-	-	322	172	-	494
Other operating expenses	-	-	437	259	-	696
Electronic health records incentive reimbursement	-	-	(11)	(8)	-	(19)
Rent	-	-	40	30	-	70
Depreciation and amortization	-	-	128	62	-	190

Total operating costs and expenses	-	-	1,823	1,163	-	2,986

Income from operations	-	(3)	248	43	-	288
Interest expense, net	-	14	127	15	-	156
Loss from early extinguishment of debt	-	1	-	-	-	1
Equity in earnings of unconsolidated affiliates	(79)	(92)	(19)	-	174	(16)
Impairment of long-lived assets	-	-	-	-	-	-

Income from continuing operations before income taxes	79	74	140	28	(174)	147
Provision for (benefit from) income taxes	-	(5)	50	4	-	49

Income from continuing operations	79	79	90	24	(174)	98
Discontinued operations, net of taxes:
Loss from operations of entities held for sale	-	-	-	(2)	-	(2)
Impairment of hospitals held for sale	-	-	-	-	-	-

Loss from discontinued operations, net of taxes	-	-	-	(2)	-	(2)

Net income	79	79	90	22	(174)	96
Less: Net income attributable to noncontrolling interests	-	-	-	17	-	17

Net income attributable to Community Health Systems, Inc. stockholders	$79	$79	$90	$5	$(174)	$79

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Loss

Three Months Ended March 31, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net (loss) income	$(112)	$(112)	$(32)	$(11)	$169	$(98)
Other comprehensive income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	9	9	-	-	(9)	9
Net change in fair value of available-for-sale securities, net of tax	-	-	-	-	-	-
Amortization and recognition of unrecognized pension cost components, net of tax	-	-	-	-	-	-

Other comprehensive income	9	9	-	-	(9)	9

Comprehensive (loss) income	(103)	(103)	(32)	(11)	160	(89)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	14	-	14

Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(103)	$(103)	$(32)	$(25)	$160	$(103)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended March 31, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net income	$79	$79	$90	$22	$(174)	$96
Other comprehensive income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	16	16	-	-	(16)	16
Net change in fair value of available-for-sale securities, net of tax	2	2	2	-	(4)	2
Amortization and recognition of unrecognized pension cost components, net of tax	1	1	1	-	(2)	1

Other comprehensive income	19	19	3	-	(22)	19

Comprehensive income	98	98	93	22	(196)	115
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	17	-	17

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$98	$98	$93	$5	$(196)	$98

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net cash (used in) provided by operating activities	$75	$298	$60	$(368)	$-	$65

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(2,760)	(14)	-	(2,774)
Purchases of property and equipment	-	-	(143)	(38)	-	(181)
Purchases of available-for-sale securities	-	-	-	(78)	-	(78)
Proceeds from sales of available-for-sale securities	-	-	-	76	-	76
Increase in other investments	-	-	(76)	(23)	-	(99)

Net cash used in investing activities	-	-	(2,979)	(77)	-	(3,056)

Cash flows from financing activities:
Proceeds from exercise of stock options	6	-	-	-	-	6
Repurchase of restricted stock shares for payroll tax withholding requirements	(11)	-	-	-	-	(11)
Stock buy-back	-	-	-	-	-	-
Deferred financing costs and other-debt related costs	-	(269)	-	-	-	(269)
Excess tax benefit relating to stock-based compensation	3	-	-	-	-	3
Redemption of noncontrolling investments in joint ventures	-	-	-	(5)	-	(5)
Distributions to noncontrolling investors in joint ventures	-	-	-	(19)	-	(19)
Changes in intercompany balances with affiliates, net	(73)	(3,417)	3,122	368	-	-
Borrowings under credit agreements	-	7,062	17	-	-	7,079
Issuance of long-term debt	-	4,000	-	-	-	4,000
Proceeds from receivables facility	-	-	-	133	-	133
Repayments of long-term indebtedness	-	(7,674)	(7)	(5)	-	(7,686)

Net cash provided by (used in) financing activities	(75)	(298)	3,132	472	-	3,231

Net change in cash and cash equivalents	-	-	213	27	-	240
Cash and cash equivalents at beginning of period	-	-	238	135	-	373

Cash and cash equivalents at end of period	$-	$-	$451	$162	$-	$613

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 31, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net cash (used in) provided by operating activities	$(6)	$(13)	$173	$(97)	$-	$57

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(4)	(1)	-	(5)
Purchases of property and equipment	-	-	(95)	(18)	-	(113)
Proceeds from sale of property and equipment	-	-	-	1	-	1
Purchases of available-for-sale securities	-	-	-	-	-	-
Proceeds from sales of available-for-sale securities	-	-	-	-	-	-
Increase in other investments	-	-	(55)	(14)	-	(69)

Net cash used in investing activities	-	-	(154)	(32)	-	(186)

Cash flows from financing activities:
Proceeds from exercise of stock options	72	-	-	-	-	72
Repurchase of restricted stock shares for payroll tax withholding requirements	(14)	-	-	-	-	(14)
Stock buy-back	(19)	-	-	-	-	(19)
Deferred financing costs and other-debt related costs	-	-	-	(1)	-	(1)
Excess tax benefit relating to stock-based compensation	5	-	-	-	-	5
Redemption of noncontrolling investments in joint ventures	-	-	-	-	-	-
Distributions to noncontrolling investors in joint ventures	-	-	-	(15)	-	(15)
Changes in intercompany balances with affiliates, net	(38)	219	(132)	(49)	-	-
Borrowings under credit agreements	-	90	11	-	-	101
Issuance of long-term debt	-	-	-	-	-	-
Proceeds from receivables facility	-	-	-	300	-	300
Repayments of long-term indebtedness	-	(296)	(6)	(101)	-	(403)

Net cash provided by (used in) financing activities	6	13	(127)	134	-	26

Net change in cash and cash equivalents	-	-	(108)	5	-	(103)
Cash and cash equivalents at beginning of period	-	-	272	116	-	388

Cash and cash equivalents at end of period	$-	$-	$164	$121	$-	$285

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our unaudited condensed consolidated financial statements and the accompanying notes included herein.

Throughout this Quarterly Report on Form 10-Q, we refer to Community Health Systems, Inc., or the Parent Company, and its consolidated subsidiaries in a simplified manner and on a collective basis, using words like “we,” “our,” “us” and the “Company”. This drafting style is suggested by the Securities and Exchange Commission, or SEC, and is not meant to indicate that the publicly-traded Parent Company or any other subsidiary of the Parent Company owns or operates any asset, business or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc.

Executive Overview

We are one of the largest publicly-traded operators of hospitals in the United States in terms of number of facilities and net operating revenues. We provide healthcare services through the hospitals that we own and operate in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and other outpatient services to patients in the communities in which we are located. As of March 31, 2014, we owned or leased 197 hospitals comprised of 193 general acute care hospitals and four stand-alone rehabilitation or psychiatric hospitals, which are included in continuing operations. In addition to our hospitals and related businesses, we own and operate home care agencies, located primarily in markets where we also operate a hospital. Also, through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services.

On January 27, 2014, we and one of our wholly-owned subsidiaries completed the acquisition of Health Management Associates, Inc., or HMA, by acquiring all the outstanding shares of common stock of HMA, or HMA common stock, for approximately $7.3 billion, including the assumption of approximately $3.8 billion of indebtedness, consisting of a combination of cash and Parent Company common stock, with each share of HMA common stock issued and outstanding immediately prior to the effective time of the HMA merger becoming converted into the right to receive $10.50 in cash, 0.06942 of a share of the Parent Company’s common stock, and one contingent value right, or CVR, which entitles the holder of each CVR to receive a cash payment of $1.00 per share, following and conditioned upon the final resolution of certain legal matters involving HMA, subject to downward adjustments relating to the amount of certain losses arising out of or relating to such legal matters. HMA owned and operated 71 hospitals in 15 states in non-urban communities located primarily in the southeastern United States. On a combined basis, after taking into account the HMA merger, we own and operate 206 hospitals in 29 states. During the three months ended March 31, 2014, we recognized approximately $56 million of expenses related to the HMA merger.

In connection with the HMA merger, the Parent Company and CHS/Community Health Systems, Inc., or CHS, entered into a third amendment and restatement of its credit facility, or Credit Facility, providing for additional financing and recapitalization of certain of our term loans. In addition, we also issued: (i) $1.0 billion aggregate principal amount of 5.125% Senior Secured Notes due 2021 and (ii) $3.0 billion aggregate principal amount of 6.875% Senior Notes due 2022.

We believe the HMA merger will benefit us since it expanded the number of markets we serve and reduced our concentration of credit risk in any one state. We also believe that synergies obtained from eliminating duplicate corporate functions and centralizing many support functions will allow us to improve HMA’s margins. This merger also extends and strengthens our hospital and physician networks. Operating results and statistical data for the periods ended March 31, 2014, include comparative information for the operations of the acquired HMA hospitals from January 27, 2014, the date of the HMA merger. Throughout this executive overview and management’s discussion and analysis, same-store operating results and statistical data is hereinafter defined to include the hospitals acquired in the HMA merger for the months of February and March 2014 and 2013 and all other hospitals owned throughout both periods.

Our net operating revenues for the three months ended March 31, 2014, increased $921 million to approximately $4.2 billion compared to approximately $3.3 billion for the three months ended March 31, 2013. We had a loss from continuing operations before noncontrolling interests of $78 million, compared to income of $98 million for the three months ended March 31, 2013. Loss from continuing operations before noncontrolling interests included an after-tax charge of $45 million for loss from early extinguishment of debt, $32 million after-tax expense for HMA merger and integration costs, an after-tax charge of $26 million for the acceleration of amortization of software to be abandoned, an after-tax charge of $15 million for impairment of long-lived assets and $2 million after-tax charge for legal expenses related to HMA legal proceedings which underlie the CVR agreement. Consolidated inpatient admissions for the three months ended March 31, 2014, increased 24.7%, compared to the three months ended March 31, 2013, and consolidated adjusted admissions for the three months ended March 31, 2014 increased 28.4%, compared to the three months ended March 31, 2013. These increases were primarily due to the HMA merger during 2014. Same-store inpatient admissions for the three months ended March 31, 2014, decreased 8.1%, compared to the three months ended March 31, 2013, and same-store adjusted admissions for the three months ended March 31, 2014 decreased 5.3%, compared to the three months ended March 31, 2013.

Self-pay revenues represented approximately 14.5% and 13.3% of our net operating revenues, net of contractual allowances and discounts (but before provision for bad debts), for the three months ended March 31, 2014 and 2013, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 3.7% and 5.3% for the three months ended March 31, 2014 and 2013, respectively. Direct and indirect costs incurred by us in providing charity care services were approximately 0.6% and 0.9% of net operating revenues for the three months ended March 31, 2014 and 2013, respectively.

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

Our hospitals are well positioned to participate in the provider networks of various QHPs offering plan options on the health insurance exchanges. As of March 31, 2014, 195 of our 197 hospitals participated in a health insurance exchange agreement, 90% of our hospitals possessed two or more contracts, 87% of our hospitals had a contract with the first or second lowest cost bronze plans (QHPs with a 60% actuarial value), and 90% of our hospitals had a contract with the first or second lowest cost silver plans (QHPs with a 70% actuarial value). Most of our exchange reimbursement arrangements reflect a slight discount to that of commercial rates.

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

On June 28, 2012, the Supreme Court of the United States largely upheld the constitutionality of the Reform Legislation, though it overturned an aspect of the legislation that would have permitted the Federal government to withhold all Medicaid funding from a state if that state did not expand Medicaid coverage to the extent required by the Reform Legislation. The Supreme Court’s ruling instead held that only new incremental funding could be withheld from a state in such a situation. As a result, states will face less severe financial consequences if they refuse to expand Medicaid coverage to individuals with incomes below certain thresholds. Since the Supreme Court’s ruling, some states have suggested that, for budgetary and other reasons, they would not expand their Medicaid programs. If states refuse to expand their Medicaid programs, the number of uninsured patients at our hospitals will decline by a smaller margin as compared to our expectations when the Reform Legislation was first adopted. In response to the Supreme Court ruling, the previous estimates of the reduction in uninsured individuals as a result of the Reform Legislation have been revised, with approximately 25 million additional individuals expected to have health insurance coverage by 2016. Of the 29 states in which we operate hospitals, 12 states are expanding their Medicaid programs. At this time, the other 17 states are not expanding Medicaid coverage. Florida, Indiana, Pennsylvania, Tennessee and Texas, where we operated a significant number of hospitals as of March 31, 2014, are five of the states that are not expanding Medicaid coverage. Three of the states that are not expanding Medicaid, including Pennsylvania, are evaluating options such as waiver plans to operate an alternative Medicaid expansion plan.

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

In addition to the Reform Legislation, the American Recovery and Reinvestment Act of 2009 included provisions for implementing health information technology under the Health Information Technology for Economic and Clinical Health Act, or HITECH. These provisions were designed to increase the use of electronic health records, or EHR, technology and establish the requirements for a Medicare and Medicaid incentive payments program beginning in 2011 for eligible hospitals and providers that adopt and meaningfully use certified EHR technology. These incentive payments are intended to offset a portion of the costs incurred to implement and qualify as a meaningful user of EHR. Rules adopted in July 2010 by the Department of Health and Human Services established an initial set of standards and certification criteria. Our hospital facilities have been implementing EHR technology on a facility-by-facility basis since 2011. We anticipate recognizing incentive reimbursement related to the Medicare or Medicaid incentives as we are able to implement the certified EHR technology, meet the defined “meaningful use criteria,” and information from completed cost report periods is available from which to calculate the incentive reimbursement. The timing of recognizing incentive reimbursement will not correlate with the timing of recognizing operating expenses and incurring capital costs in connection with the implementation of EHR technology which may result in material period-to-period changes in our future results of operations. Hospitals that do not qualify as a meaningful user of EHR technology by 2015 are subject to a reduced market basket update to the inpatient prospective payment system standardized amount in 2015 and each subsequent fiscal year. Although we believe that our hospital facilities will be in compliance with the EHR standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provisions of HITECH. We recognized approximately $40 million and $19 million during the three months ended March 31, 2014 and 2013, respectively, of incentive reimbursement for HITECH incentive reimbursements from Medicare and Medicaid related to certain of our hospitals and for certain of our employed physicians, which are presented as a reduction of operating expenses.

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

	Three Months Ended March 31,
	2014	2013

Medicare	26.5%	26.1%
Medicaid	9.4	8.7
Managed Care and other third-party payors	49.6	51.9
Self-pay	14.5	13.3

Total	100.0%	100.0%

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

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net (loss) income by an insignificant amount in each of the three-month periods ended March 31, 2014 and 2013.

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

Currently, several states utilize supplemental reimbursement programs for the purpose of providing reimbursement to providers to offset a portion of the cost of providing care to Medicaid and indigent patients. These programs are designed with input from the Centers for Medicare and Medicaid Services, or CMS, and are funded with a combination of state and federal resources, including, in certain instances, fees or taxes levied on the providers. Similar programs are also being considered by other states. After these supplemental programs are signed into law, we recognize revenue and related expenses in the period in which amounts are estimable and collection is reasonably assured. Reimbursement under these programs is reflected in net operating revenues and included as Medicaid revenue in the table above, and fees, taxes or other program related costs are reflected in other operating expenses.

In addition, specified managed care programs, insurance companies and employers are actively negotiating the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our net operating revenue growth.

Results of Operations

Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services. The strongest demand for hospital services generally occurs during January through April and the weakest demand for these services occurs during the summer months. Accordingly, eliminating the effect of new acquisitions, our net operating revenues and earnings are historically highest during the first quarter and lowest during the third quarter. Same-store operating results include the hospitals acquired in the HMA merger for the months of February and March 2014 and 2013 as if they were owned during both comparable periods and all other hospitals owned throughout both periods.

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended March 31,
	2014	2013

	(Expressed as a percentage of net operating revenues)
Consolidated (a):
Net operating revenues	100.0%	100.0%
Operating expenses (b)	(88.7)	(85.4)
Depreciation and amortization	(7.1)	(5.8)

Income from operations	4.2	8.8
Interest expense, net	(5.4)	(4.8)
Loss from early extinguishment of debt	(1.7)	-
Equity in earnings of unconsolidated affiliates	0.3	0.5
Impairment of long-lived assets	(0.6)	-

(Loss) income from continuing operations before income taxes	(3.2)	4.5
Benefit (provision) for income taxes	1.4	(1.5)

(Loss) income from continuing operations	(1.8)	3.0
Loss from discontinued operations, net of taxes	(0.5)	(0.1)

Net (loss) income	(2.3)	2.9
Less: Net income attributable to noncontrolling interests	(0.4)	(0.5)

Net (loss) income attributable to Community Health Systems, Inc. stockholders	(2.7)%	2.4%

Three Months Ended March 31, 2014
Percentage increase (decrease) from same period prior year (a):
Net operating revenues	28.1%
Admissions	24.7
Adjusted admissions (c)	28.4
Average length of stay	2.2
Net (loss) income attributable to Community Health Systems, Inc. (d)	(241.8)
Same-store percentage (decrease) increase from same period prior year (a)(e)
Net operating revenues	(4.0)%
Admissions	(8.1)
Adjusted admissions (c)	(5.3)

(a)	We have restated our prior period financial statements and statistical results to reflect the reclassification as discontinued operations for the hospitals held for sale at March 31, 2014.
(b)	Operating expenses include salaries and benefits, supplies, other operating expenses, government settlement and related costs reserve, electronic health records incentive reimbursement and rent.
(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(d)	Includes loss from discontinued operations.
(e)	Includes former HMA hospitals during February and March of the comparable periods and acquired hospitals to the extent we operated them in both years.

Three Months Ended March 31, 2014 Compared to Three Months March 31, 2013

Net operating revenues increased $921 million to approximately $4.2 billion for the three months ended March 31, 2014, from approximately $3.3 billion for the three months ended March 31, 2013. Net operating revenues from hospitals acquired in 2014 contributed $1.1 billion, offset by a decrease of $130 million in net operating revenues from hospitals owned throughout both periods. On a same-store basis, net operating revenues decreased 4.0%.

On a consolidated basis, inpatient admissions increased by 24.7% and adjusted admissions increased by 28.4% during the three months ended March 31, 2014. These increases were primarily due to the HMA merger during 2014. On a same-store basis, inpatient admissions decreased by 8.1% and adjusted admissions decreased by 5.3% during the three months ended March 31, 2014. This decrease in same-store inpatient admissions was reflective of lower admissions from the impact of the severe winter weather, fewer flu and respiratory-related admissions, fewer admissions in short stays including the impact from the two-midnight rule, lower readmissions and lower admissions due to service closures in a few of our hospitals during the three months ended March 31, 2014, as compared to the three months ended March 31, 2013.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased from 85.4% for the three months ended March 31, 2013 to 88.7% for the three months ended March 31, 2014. Salaries and benefits, as a percentage of net operating revenues, increased from 47.5% for the three months ended March 31, 2013 to 47.8% for the three months ended March 31, 2014. This increase in salaries and benefits, as a percentage of net operating revenues, was primarily due to volume decline in net operating revenues at hospitals owned throughout both periods, incurring duplicate salary costs for certain overhead positions which have not yet been eliminated related to the HMA merger, and annual pay rate increases taking effect at the beginning of the quarter. Supplies, as a percentage of net operating revenues, remained consistent at 15.1% for both of the three months ended March 31, 2014 and 2013. Other operating expenses, as a percentage of net operating revenues, increased from 21.3% for the three months ended March 31, 2013 to 24.4% for the three months ended March 31, 2014. This increase in other operating expenses, as a percentage of net operating revenues, was primarily due to increased acquisition and integration-related expenses, primarily related to the HMA merger, and expenses associated with the severe winter weather such as snow removal and additional fuel costs. Rent, as a percentage of net operating revenues, increased from 2.1% for the three months ended March 31, 2013 to 2.4% for the three months ended March 31, 2014. This increase in rent was primarily due to an increase in the number of leased assets from the hospitals acquired in the HMA merger.

Electronic health records incentive reimbursements represent those incentives under the HITECH Act for which the recognition criterion has been met. We have recognized approximately $40 million and $19 million of incentive reimbursements, or 1.0% and 0.6% of net operating revenues, for the three months ended March 31, 2014 and 2013, respectively. We received cash payments of $62 million and $45 million for these incentives during the three months ended March 31, 2014 and 2013, respectively. As of March 31, 2014 and 2013, $93 million and $20 million, respectively, were recorded as deferred revenue as all criteria for gain recognition had not been met. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.9% of net operating revenues, of which depreciation and amortization represented 0.5% of net operating revenues for the three months ended March 31, 2014. Operating expenses incurred related to the installation and adoption of electronic health records, including depreciation and amortization, totaled approximately 0.6% of net operating revenues, of which depreciation and amortization represented 0.4% of net operating revenues for the three months ended March 31, 2013.

Depreciation and amortization, including $42 million of amortization of software to be abandoned, as a percentage of net operating revenues, increased from 5.8% for the three months ended March 31, 2013 to 7.1% for the three months ended March 31, 2014. This increase was due primarily to the shortening of the remaining useful life of software currently in use with an expected abandonment date of July 1, 2014.

Interest expense, net, increased by $68 million from $156 million for the three months ended March 31, 2013, to $224 million for the three months ended March 31, 2014. An increase in our average outstanding debt during 2014, primarily due to the additional debt incurred to acquire HMA, resulted in an increase in interest expense of $67 million. In addition, an increase in interest expense of $1 million as a result of more interest being capitalized during 2014, as compared to 2013, because the prior year period had more major construction projects.

The loss from early extinguishment of debt of $73 million was recognized during the three months ended March 31, 2014 after the repayment of the outstanding term loans under the Credit Facility. The loss from early extinguishment of debt of $1 million was recognized during the three months ended March 31, 2013 after the repayment of $207 million of the term loans due 2014.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased from 0.5% for the three months ended March 31, 2013 to 0.3% for the three months ended March 31, 2014.

In connection with the HMA merger, we further analyzed our intangible assets related to internal-use software used in certain of our hospitals for patient and clinical systems, including software required to meet criteria for meaningful use attestation and ICD-10 compliance. This analysis resulted in management reassessing its usage of certain software products and rationalizing that, with the addition of the HMA hospitals in the first quarter of 2014, those software applications were going to be discontinued and replaced with new applications that better integrate meaningful use and ICD-10 compliance, are more cost effective and can be implemented at a greater efficiency of scale over future implementations. Because of this decision by executive management of the Company, an impairment charge of approximately $24 million was recorded during the three months ended March 31, 2014.

The net results of the above mentioned changes resulted in (loss) income from continuing operations before income taxes decreasing $282 million from income of $147 million for the three months ended March 31, 2013 to a loss of $135 million for the three months ended March 31, 2014.

(Benefit) provision for income taxes from continuing operations decreased from $49 million for the three months ended March 31, 2013 to an income tax benefit of $57 million for the three months ended March 31, 2014 due to the decrease in income from continuing operations before income taxes. Our effective tax rates were 42.2% and 33.3% for the three months ended March 31, 2014 and 2013, respectively. The increase in our effective tax rate is primarily related to non-deductible transaction costs associated with the HMA merger.

(Loss) income from continuing operations, as a percentage of net operating revenues, decreased from 3.0% for the three months ended March 31, 2013 to (1.8)% for the three months ended March 31, 2014.

Net (loss) income, as a percentage of net operating revenues, decreased from 2.9% for the three months ended March 31, 2013 to (2.3)% for the three months ended March 31, 2014.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, decreased from 0.5% for the three months ended March 31, 2013 to 0.4% for the three months ended March 31, 2014.

Net (loss) income attributable to Community Health Systems, Inc. was $(112) million compared to $79 million for the three months ended March 31, 2013, a decrease of 241.8%. This decrease for the three months ended March 31, 2014 was primarily attributable to an increase in operating expenses as a percentage of net operating revenues, which were impacted by lower volumes during the quarter, loss from early extinguishment of debt and impairment of long-lived assets, as discussed above.

Liquidity and Capital Resources

Net cash provided by operating activities increased $8 million, from approximately $57 million for the three months ended March 31, 2013 to approximately $65 million for the three months ended March 31, 2014. The increase in cash provided by operating activities is a result of the net impact of the decline in net income of $194 million, offset by a $110 million increase to depreciation and amortization and an increase of $117 million in the non-cash charges to income primarily for loss on early extinguishment of debt and the impairment of long-lived assets and hospitals held for sale. Cash from operating activities also had a decline in working capital items of approximately $25 million, net of the effect of opening balances from the HMA merger. Total cash paid for interest during the three months ended March 31, 2014 was approximately $280 million and approximately $79 million was received as net refunds for income taxes. Included in net cash provided by operating activities for the three months ended March 31, 2014 is $62 million of cash received for HITECH incentive reimbursements, compared to $45 million for the three months ended March 31, 2013.

The cash used in investing activities increased $2.9 billion, from approximately $186 million for the three months ended March 31, 2013 to approximately $3.1 billion for the three months ended March 31, 2014. The increase in cash used in investing activities was due to an increase in cash paid for acquisitions of facilities and other related equipment of $2.8 billion, since we acquired HMA, including 71 hospitals, in the current period compared to no hospital acquisitions in the first three months of 2013, an increase in the cash used for the purchase of property and equipment of $68 million, a reduction in the proceeds from sale of property and equipment of $1 million and an increase in cash used for other investments of $30 million. Included in cash outflows for other investments for the three months ended March 31, 2014 is approximately $16 million of capital expenditures related to the purchase and implementation of certified EHR technology. The remaining cash outflows for other investments consists primarily of purchases and development of other internal-use software and payments made under non-employee physician recruiting agreements of $83 million. We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.

Our net cash provided by financing activities was $3.2 billion for the three months ended March 31, 2014, compared to $26 million for the three months ended March 31, 2013. The increase in cash provided by financing activities, in comparison to the prior year, is primarily due to an increase in borrowings of our long-term debt, net of repayments, and the issuance of long-term debt, which was partially offset by payments for deferred financing costs and other debt-related costs, a decrease in proceeds from the receivables facility, and a decrease in proceeds from the exercise of stock options.

Capital Expenditures

Cash expenditures for purchases of facilities and other related equipment were $2.8 billion for the three months ended March 31, 2014, compared to $5 million for the three months ended March 31, 2013. The expenditures during the three months ended March 31, 2014 were primarily for the HMA merger, including 71 hospitals, surgery centers, physician practices and other ancillary services. The expenditures during the three months ended March 31, 2013 were for the purchase of surgery centers and other physician practices.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the three months ended March 31, 2014 totaled $179 million, compared to $113 million for the three months ended March 31, 2013. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals for the three months ended March 31, 2014 totaled $2 million, compared to less than $1 million for the three months ended March 31, 2013. The costs to construct replacement hospitals for the three months ended March 31, 2014 and 2013 represent planning and construction costs for the two replacement hospitals discussed below.

Pursuant to a hospital purchase agreement in effect as of March 31, 2014, we have committed to build a replacement facility in York, Pennsylvania by July 2017. Construction costs, including equipment costs, for the York replacement facility is currently estimated to be approximately $100 million. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement to our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need from the Alabama Certificate of Need Review Board. This CON was challenged in the Alabama state circuit and appellate courts, but the CON was upheld by the Supreme Court of Alabama in May 2013, eliminating any further appeals. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280 million for the Birmingham replacement facility.

Capital Resources

Net working capital was approximately $2.5 billion at March 31, 2014, compared to $1.3 billion at December 31, 2013, an increase of $1.2 billion, primarily due to the net working capital acquired from the HMA merger with the remainder primarily attributable to an increase in accounts receivable and a decrease in accounts payable due to timing of collections and payments. We also had an increase in cash due primarily to financing activities during the three months ended March 31, 2014.

We have senior secured financing under a credit facility with a syndicate of financial institutions led by Credit Suisse, as administrative agent and collateral agent. Prior to the HMA merger, this credit facility included a $750 million term loan A facility due October 25, 2016, a term loan B due July 25, 2014, a term loan C due January 25, 2017 and a $750 million revolving credit facility for working capital and general corporate purposes.

In connection with the HMA merger on January 27, 2014, CHS entered into a third amendment and restatement, or the Amendment, of its existing credit agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010 and as of February 2, 2012, among the Parent Company, CHS, the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent. The Amendment provides for (i) the replacement of the revolving credit facility with a new $1.0 billion revolving facility maturing in 2019, or the Revolving Facility, (ii) the addition of a new $1.0 billion Term A facility due 2019, or the Term A Facility, (iii) a Term D facility in an aggregate principal amount equal to $4.6 billion due 2021 (which includes certain term C loans that were converted into such Term D facility (collectively, the Term D Facility)), (iv) the conversion of certain term C loans into Term E Loans and the borrowing of new Term E Loans in an aggregate principal amount of $1.7 billion and (v) the addition of flexibility commensurate with our post-acquisition structure. In addition to funding a portion of the consideration in connection with the HMA merger, some of the proceeds of the Term A Facility and Term D Facility were used to refinance the outstanding $637 million existing Term A facility due 2016 and the $60 million of term loans due 2014, respectively. The revolving credit facility also includes a subfacility for letters of credit.

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus 0.5% or (3) the adjusted LIBOR rate on such day for a three-month interest period commencing on the second business day after such day plus 1%. Loans in respect of the Credit Facilities may be borrowed in LIBOR and Alternate Base Rate. Loans in respect of the Revolving Facility and the Term A Facility will accrue interest at a rate per annum initially equal to LIBOR plus 2.75%, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75%, in the case of Alternate Base Rate borrowings. In addition, the margin in respect of the Revolving Facility and the Term A Facility will be subject to step-downs determined by reference to a leverage based pricing grid. Loans in respect of the Term D Facility and the Term E Facility will accrue interest at a rate per annum equal to LIBOR plus 3.25%, in the case of LIBOR borrowings, and Alternate Base Rate plus 2.25%, in the case of Alternate Base Rate Borrowings. The Term D Facility will be subject to a 1.00% LIBOR floor.

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

The Credit Facility contains customary representations and warranties, subject to limitations and exceptions, and customary covenants restricting our and our subsidiaries’ ability, subject to certain exception, to, among other things, (1) declare dividends, make distributions or redeem or repurchase capital stock, (2) prepay, redeem or repurchase other debt, (3) incur liens or grant negative pledges, (4) make loans and investments and enter into acquisitions and joint ventures, (5) incur additional indebtedness or provide certain guarantees, (6) make capital expenditures, (7) engage in mergers, acquisitions and asset sales, (8) conduct transactions with affiliates, (9) alter the nature of our businesses, (10) grant certain guarantees with respect to physician practices, (11) engage in sale and leaseback transactions or (12) change our fiscal year. We and our subsidiaries are also required to comply with specified financial covenants (consisting of a maximum secured net leverage ratio and an interest coverage ratio) and various affirmative covenants.

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

As of March 31, 2014, the availability for additional borrowings under our Credit Facility was $1.0 billion pursuant to the Revolving Facility, of which $77 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements through the next 12 months and into the foreseeable future.

In connection with the consummation of the HMA merger, CHS issued: (i) $1.0 billion aggregate principal amount of 5.125% Senior Secured Notes due 2021, or the 2021 Senior Secured Notes, pursuant to an indenture, as supplemented, dated as of January 27, 2014, collectively, the Secured Indenture, by and among CHS, the Parent Company, the other guarantors from time to time party thereto, Regions Bank, as trustee, and Credit Suisse AG, as collateral agent, or the Collateral Agent and (ii) $3.0 billion aggregate principal amount of 6.875% Senior Notes due 2022, or the 6 7⁄8% Senior Notes, pursuant to an indenture, as supplemented, dated as of January 27, 2014, collectively, the Unsecured Indenture, by and among CHS, the Parent Company, the other guarantors from time to time party thereto, and Regions Bank, as trustee, or the Unsecured Indenture.

The 2021 Senior Secured Notes are senior secured obligations of CHS and are guaranteed on a senior secured basis by us, CHS and certain of CHS’s subsidiaries. The 2021 Senior Secured Notes mature on August 1, 2021, and bear interest at a rate of 5.125% per annum, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on August 1, 2014. CHS is entitled to redeem some or all of the 2021 Senior Secured Notes at any time on or after February 1, 2017 at the redemption prices set forth in the Secured Indenture, plus accrued and unpaid interest, if any. In addition, prior to February 1, 2017, CHS may redeem some or all of the 2021 Senior Secured Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make-whole” premium, as set forth in the Secured Indenture. CHS is entitled to redeem up to 40% of the aggregate principal amount of the 2021 Senior Secured Notes until February 1, 2017 with the net proceeds from certain equity offerings at the redemption price set forth in the Secured Indenture. The Secured Indenture also contains covenants that, among other things, subject to various qualifications and exceptions, limit the ability of CHS and certain of CHS’s subsidiaries to: incur or guarantee additional indebtedness; pay dividends or make other restricted payments; make certain investments; create or incur certain liens; sell assets and subsidiary stock; transfer all or substantially all of their assets or enter into merger or consolidation transactions; and enter into transactions with affiliates.

The 6 7⁄8% Senior Notes are senior unsecured obligations of CHS and are guaranteed on a senior basis by the Parent Company, CHS and certain of CHS’s subsidiaries. The 6 7⁄8% Senior Notes mature on February 1, 2022, and bear interest at a rate of 6.875% per annum, payable semi-annually in arrears in cash on February 1 and August 1 of each year, beginning on August 1, 2014. CHS is entitled to redeem some or all of the 6 7⁄8% Senior Notes at any time on or after February 1, 2018 at the redemption prices set forth in the Unsecured Indenture, plus accrued and unpaid interest, if any. In addition, prior to February 1, 2018, CHS may redeem some or all of the 6 7⁄8% Senior Notes at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, plus a “make-whole” premium, as set forth in the Unsecured Indenture. CHS is entitled to redeem up to 40% of the aggregate principal amount of the 6 7⁄8% Senior Notes until February 1, 2017 with the net proceeds from certain equity offerings at the redemption price set forth in the Unsecured Indenture. The Unsecured Indenture also contains covenants that, among other things, subject to various qualifications and exceptions, limit the ability of CHS, and certain of its subsidiaries to: incur or guarantee additional indebtedness; pay dividends or make other restricted payments; make certain investments; create or incur certain liens; sell assets and subsidiary stock; transfer all or substantially all of their assets or enter into merger or consolidation transactions; and enter into transactions with affiliates.

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

On July 18, 2012, CHS completed an underwritten public offering under our automatic shelf registration filed with the SEC of $1.2 billion aggregate principal amount of 7 1/8% Senior Notes due 2020. The net proceeds of the offering were used to finance the purchase or redemption of the then outstanding $934 million principal amount plus accrued interest of the 8 7/8% Senior Notes, to pay for consents delivered in connection therewith, to pay related fees and expenses, and for general corporate purposes.

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

On March 21, 2012, through certain of its subsidiaries, CHS entered into an accounts receivable loan agreement, or the Receivables Facility, with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On March 31, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. The existing and future non-self pay patient-related accounts receivable, or the Receivables, for certain hospitals of CHS and its subsidiaries serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2016, subject to customary termination events that could cause an early termination date. CHS maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of CHS’ subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $700 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to CHS or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at March 31, 2014 totaled $633 million and are classified as long-term debt on the condensed consolidated balance sheet. At March 31, 2014, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.2 billion and is included in patient accounts receivable on the condensed consolidated balance sheet.

As of March 31, 2014, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 25.3% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, interest on the Revolving Facility and the Term A Facility at a rate per annum equal to LIBOR plus 275 basis points. Loans in respect of the Term D Facility and the Term E Facility accrue interest at a rate per annum equal to LIBOR plus 325 basis points. The Term D Facility is also subject to a 100 basis point LIBOR floor.

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value (in millions)
1	$100	5.231%	July 25, 2014	$2
2	100	5.231%	July 25, 2014	2
3	200	5.160%	July 25, 2014	3
4	75	5.041%	July 25, 2014	1
5	125	5.022%	July 25, 2014	2
6	100	2.621%	July 25, 2014	1
7	100	3.110%	July 25, 2014	1
8	100	3.258%	July 25, 2014	1
9	200	2.693%	October 26, 2014	3
10	300	3.447%	August 8, 2016	19
11	200	3.429%	August 19, 2016	13
12	100	3.401%	August 19, 2016	6
13	200	3.500%	August 30, 2016	13
14	100	3.005%	November 30, 2016	6
15	200	2.055%	July 25, 2019	-	(1)
16	200	2.059%	July 25, 2019	-	(2)
17	200	2.613%	August 30, 2019	-	(3)
18	300	2.892%	August 30, 2020	-	(4)

(1) This interest rate swap becomes effective July 25, 2014.

(2) This interest rate swap becomes effective July 25, 2014.

(3) This interest rate swap becomes effective August 30, 2015.

(4) This interest rate swap becomes effective August 30, 2015.

The swaps that were in effect prior to the HMA merger remain in effect after the refinancing for the HMA merger and will continue to be used to limit the effects of changes in interest rates on portions of our amended credit facility.

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

We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility of $1.0 billion (consisting of a $1.0 billion revolving credit facility, of which $77 million is set aside for outstanding letters of credit) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.5 billion, and our continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash, borrowings under our Credit Facility as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.

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

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the three months ended March 31, 2014:

Three Months Ended March 31, 2014

Ratio of earnings to fixed charges (1)	0.43 x

(1)	Fixed charges include interest expensed and capitalized during the year plus an estimate of the interest component of rent expense. There are no shares of preferred stock outstanding. See Exhibit 12 filed as part of this Report for the calculation of this ratio.

Off-balance Sheet Arrangements

Our consolidated operating results for both of the three-month periods ended March 31, 2014 and 2013, included $40 million of net operating revenues generated from four hospitals operated by us under operating lease arrangements at March 31, 2014. In addition, (loss) income from continuing operations included less than $(1) million and $1 million for the three months ended March 31, 2014 and 2013, respectively. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the respective assets and the future lease obligations under these arrangements are not recorded on our condensed consolidated balance sheet. Lease costs under these arrangements are included in rent expense and totaled approximately $3 million for both of the three-month periods ended March 31, 2014 and 2013. The current terms of these operating leases expire between May 2015 and June 2022, not including lease extension options. If we allow these leases to expire, we would no longer generate revenues nor incur expenses from these hospitals.

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

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. In conjunction with the HMA merger, we acquired 29 hospitals containing minority ownership interests ranging from less than 1% to 40%. We do not believe these minority ownerships are material to our financial position or results of operations. As of March 31, 2014, we have hospitals in 37 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including two hospitals that also have a non-profit entity as a partner. In addition, we have 13 other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $692 million and $358 million as of March 31, 2014 and December 31, 2013, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $81 million and $64 million as of March 31, 2014 and December 31, 2013, respectively. The amount of net income attributable to noncontrolling interests was $14 million and $17 million for the three months ended March 31, 2014 and 2013, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we are not permitted to introduce physician ownership at any of our wholly-owned hospital facilities or increase the aggregate percentage of physician ownership in any of our existing hospital joint ventures.

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

As a result of the proximity of the HMA merger to the end of the quarter, we are still in the process of evaluating the accounting policies and estimation methodologies used by HMA and comparing those to the policies used by us. Consequently, for the quarter ended March 31, 2014, those hospitals acquired from HMA will have different policies and estimation methodologies for calculating their professional liability claims than that used for our other hospitals. We anticipate being substantially complete with our review and analysis of these accounting policies and estimation methodologies by the end of 2014 and in doing so will conform to a common set of policies. We anticipate differences are likely to result in our selection of a conforming policy. Changes in reserve balances could be material and will generally be adjusted through earnings in the period of change.

Third-party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at March 31, 2014 from our estimated reimbursement percentage, net loss for the three months ended March 31, 2014 would have changed by approximately $66 million, and net accounts receivable at March 31, 2014 would have changed by $108 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net (loss) income by an insignificant amount in each of the three-month periods ended March 31, 2014 and 2013.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and, if available, anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third-party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at March 31, 2014 from our estimated collection percentage as a result of a change in expected recoveries, net loss for the three months ended March 31, 2014 would have changed by $42 million, and net accounts receivable at March 31, 2014 would have changed by $68 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $3.6 billion and $3.0 billion at March 31, 2014 and December 31, 2013, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding was 61 days at March 31, 2014 and 67 days at December 31, 2013. Our target range for days revenue outstanding is from 53 to 63 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $16.8 billion as of March 31, 2014 and approximately $10.9 billion as of December 31, 2013.

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	March 31, 2014	December 31, 2013

Insured receivables	60.6%	59.8%
Self-pay receivables	39.4	40.2

Total	100.0%	100.0%

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

Professional Liability Claims

Professional Liability Insurance for the Hospitals Acquired in the HMA Merger. Reserves for self-insured professional liability indemnity claims and related expenses, including attorneys’ fees and other related costs of litigation that have been incurred and will be incurred in the future, are determined using actuarially-based techniques and methodologies. The data used to develop such reserves is based on asserted and unasserted claim information that has been accumulated by our incident reporting system, historical loss payment patterns and industry trends. Such long-term liabilities have been discounted to their estimated present values. Management selects a discount rate that represents a risk-free interest rate correlating to the period when the claims are projected to be paid. We use the wholly-owned captive insurance subsidiary and the risk retention group subsidiary, which were acquired during the HMA merger and are domiciled in the Cayman Islands and South Carolina, respectively, to self-insure a significant portion of our professional liability risks for the hospitals acquired in the HMA merger. Those insurance subsidiaries, which are collectively referred to as the “Insurance Subsidiaries,” provide (i) claims-made coverage to all of the hospitals and other healthcare facilities acquired in the HMA merger and (ii) occurrence-basis coverage to most of the physicians employed by the hospitals and other healthcare facilities acquired in the HMA merger. The employed physicians not covered by the Insurance Subsidiaries generally maintain claims-made policies with unrelated third party insurance companies. To mitigate the exposure of the program covering the hospitals and other healthcare facilities acquired in the HMA merger, the Insurance Subsidiaries buy claims-made reinsurance policies from unrelated third parties for claims above self-retention levels of $10 million or $15 million per claim, depending on the policy year.

Professional Liability Insurance for All Other Community Health Systems Hospitals. As part of our business of owning and operating hospitals, we are subject to legal actions alleging liability on our part. We accrue for losses resulting from such liability claims, as well as loss adjustment expenses that are out-of-pocket and directly related to such liability claims. These direct out-of-pocket expenses include fees of outside counsel and experts. We do not accrue for costs that are part of our corporate overhead, such as the costs of our in-house legal and risk management departments. The losses resulting from professional liability claims primarily consist of estimates for known claims, as well as estimates for incurred but not reported claims. The estimates are based on specific claim facts, our historical claim reporting and payment patterns, the nature and level of our hospital operations, and actuarially determined projections. The actuarially determined projections are based on our actual claim data, including historic reporting and payment patterns which have been gathered over approximately a 20-year period. As discussed below, since we purchase excess insurance on a claims-made basis that transfers risk to third-party insurers, the liability we accrue does include an amount for the losses covered by our excess insurance. We also record a receivable for the expected reimbursement of losses covered by our excess insurance. Since we believe that the amount and timing of our future claims payments are reliably determinable, we discount the amount we accrue for losses resulting from professional liability claims using the risk-free interest rate corresponding to the timing of our expected payments.

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

There have been no significant changes in our estimate of the reserve for professional liability claims during the three months ended March 31, 2014.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $15 million as of March 31, 2014. A total of approximately $8 million of interest and penalties is included in the amount of liability for uncertain tax positions at March 31, 2014. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next twelve months as a result of a lapse of the statute of limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our consolidated results of operations or consolidated financial position.

We, or one or more of our subsidiaries, file income tax returns in the United States federal jurisdiction and various state jurisdictions. We have extended the federal statute of limitations through December 31, 2013 for Triad for the tax periods ended December 31, 1999, December 31, 2000, April 30, 2001, June 30, 2001, December 31, 2001, December 31, 2002, December 31, 2003, December 31, 2004, December 31, 2005, December 31, 2006 and July 25, 2007. With few exceptions, we are no longer subject to state income tax examinations for years prior to 2009. Our federal income tax returns for the 2009 and 2010 tax years are currently under examination by the Internal Revenue Service, or IRS. We believe the results of these examinations will not be material to our consolidated results of operations or consolidated financial position. During the year ended December 31, 2013, the IRS concluded its examination of the federal tax return of Community Health Systems, Inc. for the tax periods ended December 31, 2007 and 2008. The results of these examinations did not have a material effect on our consolidated results of operations or consolidated financial position. We have extended the federal statute of limitations through December 31, 2014 for Community Health Systems, Inc. for the tax periods ended December 31, 2007 and 2008, and through June 30, 2015 for the tax periods ended December 31, 2009 and 2010.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issue Accounting Standards Update, or ASU, 2014-08, which changes the requirements for reporting discontinued operations. A discontinued operation continues to include a component of an entity or a group of components of an entity, or a business activity. However, in a shift reflecting stakeholder concerns that too many disposals of small groups of assets that are recurring in nature qualified for reporting as discontinued operations, a disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale will still be a discontinued operation. Additional disclosures will be required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. This ASU is effective for fiscal years beginning after December 15, 2014 and is to be applied on a prospective basis for disposals or components initially classified as held for sale after that date. We will adopt this ASU on January 1, 2015 and are currently evaluating the impact on our consolidated financial position, results of operations and cash flows.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	general economic and business conditions, both nationally and in the regions in which we operate,

•	implementation and effect of adopted and potential federal and state healthcare legislation,

•	risks associated with our substantial indebtedness, leverage and debt service obligations,

•	demographic changes,

•	changes in, or the failure to comply with, governmental regulations,

•	potential adverse impact of known and unknown government investigations, audits, and Federal and State False Claims Act litigation and other legal proceedings,

•	our ability, where appropriate, to enter into and maintain managed care provider arrangements and the terms of these arrangements,

•	changes in, or the failure to comply with, managed care provider contracts, which could result in, among other things, disputes and changes in reimbursements, both prospectively and retroactively,

•	changes in inpatient or outpatient Medicare and Medicaid payment levels,

•	increases in the amount and risk of collectability of patient accounts receivable,

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply costs due to market pressure from pharmaceutical companies and new product releases,

•	liabilities and other claims asserted against us, including self-insured malpractice claims,

•	competition,

•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers,

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals,

•	changes in medical or other technology,

•	changes in U.S. GAAP,

•	the availability and terms of capital to fund additional acquisitions or replacement facilities,

•	our ability to successfully make acquisitions or complete divestitures,

•	our ability to successfully integrate any acquired hospitals, including those of HMA, or to recognize expected synergies from acquisitions,

•	the impact of the acquisition of HMA on third-party relationships,

•	the impact of seasonal severe weather conditions,

•	our ability to obtain adequate levels of general and professional liability insurance and

•	timeliness of reimbursement payments received under government programs.

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

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $11 million and $4 million for the three months ended March 31, 2014 and 2013, respectively.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this report. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be included in this report has been recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be included in this report was accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As a result of the completion of the HMA merger on January 27, 2014, we have started to analyze the systems of disclosure controls and procedures and internal controls over financial reporting of the HMA hospitals and other operations and integrate them within our broader framework of controls. The SEC’s rules require us to complete this process by the first anniversary of the HMA merger. We plan to complete this evaluation and integration within the required time frame and report any changes in internal controls in our first annual report in which our assessment of HMA is included. We have excluded HMA’s operations from our evaluation of and conclusion on the effectiveness of our internal controls for the period covered by this report.

There are no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we receive various inquiries or subpoenas from state regulators, fiscal intermediaries, the Centers for Medicare and Medicaid Services and the Department of Justice regarding various Medicare and Medicaid issues. In addition to the subpoenas discussed below, we are currently responding to subpoenas and administrative demands concerning certain cardiology procedures, medical records and policies at a New Mexico hospital, a civil investigative demand concerning cardiology devices at a Pennsylvania hospital, a request for medical records at an Arizona hospital regarding transfers to a higher level of care and a request for medical records concerning dialysis treatment at a Virginia hospital. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. We are not aware of any pending or threatened litigation that is not covered by insurance policies or reserved for in our condensed consolidated financial statements or which we believe would have a material adverse impact on us; however, some pending or threatened proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. Also, from time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by the Centers for Medicare and Medicaid Services and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action, however, we are not aware of any such exposures that have not been reserved for in our condensed consolidated financial statements or which we believe would have a material adverse impact on us.

Community Health Systems, Inc. Legal Proceedings

U.S. ex rel. Baker vs. Community Health Systems, Inc. (United States District Court for the District of New Mexico)

Our knowledge of this matter originated in early 2006 with correspondence from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” For approximately three years, we provided the Department of Justice with requested documents, met with its personnel on numerous occasions and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified us that it believed that we and three of our New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in the referenced qui tam lawsuit, which alleges that our New Mexico hospitals “caused to be filed” false claims from the period of August 2000 through June 2011. Two of the Parent Company’s subsidiaries are also defendants in this lawsuit. We continue to vigorously defend this action. On December 4 - 5, 2013, the district court judge heard oral arguments on both sides’ motions for summary judgment. By telephone conference on December 19, 2013, he advised the parties that, with respect to the core motions for summary judgment, he was denying all parties’ motions, concluding that there were issues of fact to be determined at trial. Court ordered mediation began on March 12, 2014 and remains open. A trial date of October 14, 2014 has been assigned.

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

Department of Justice Investigation of Medicare Short-Stay Admissions from Emergency Departments

In April 2011, we received a document subpoena from the United States Department of Health and Human Services office of the Inspector General, or OIG, in connection with an investigation of possible improper claims submitted to Medicare and Medicaid. The subpoena was directed to all of our hospitals and requested documents concerning emergency department processes and procedures, including our hospitals’ use of the Pro-MED Clinical Information System, a third-party software system that assists with the management of patient care and provides operational support and data collection for emergency department management. The subpoena also sought information about our relationships with emergency department physicians, including financial arrangements.

We are currently in negotiations with the Department of Justice about resolving its claims in connection with the Department’s investigation into the Company’s short stay hospital admissions for the years 2005-2010, as well as its investigation at our hospital in Laredo, Texas described in the previous item. Based on those negotiations, which are not final, we believe that a reserve of $102 million is sufficient to cover the federal government’s claims for Medicare, Tricare, and Medicaid admissions, certain claims specifically related to our hospital in Laredo, Texas, and other related legal expenses. This reserve is not meant to include third party legal expense. We are also negotiating a corporate integrity agreement with the Office of the Inspector General of the Department of Health and Human Services.

The following matters, although initiated independently of the Department of Justice’s April 2011 subpoena, are factually related in some manner to that subpoena and are grouped here for clarity.

Laredo, Texas Department of Justice Investigation. In December 2009, we received a document subpoena from OIG requesting documents related to our hospital in Laredo, Texas. The categories of documents requested included case management, resource management, admission criteria, patient medical records, coding, billing, compliance, the Joint Commission accreditation, physician documentation, payments to referral sources, transactions involving physicians, disproportionate share hospital status and audits by the hospital’s Quality Improvement organization. In January 2010, we received a “request for information or assistance” from OIG’s Office of Investigation requesting patient medical records from this facility for certain Medicaid patients with extended lengths of stay. We continue to cooperate fully with this investigation.

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

United States ex rel. and Reuille vs. Community Health Systems Professional Services Corporation and Lutheran Musculoskeletal Center, LLC d/b/a Lutheran Hospital (United States District Court for the Northern District of Indiana, Fort Wayne Division). This lawsuit was originally filed under seal in January 2009. The suit is brought under the False Claims Act and alleges that Lutheran Hospital of Indiana billed the Medicare program for (a) false 23 hour observation after outpatient surgeries and procedures, and (b) intentional assignment of inpatient status to one-day stays for cases that do not meet Medicare criteria for inpatient intensity of service or severity of illness. In December 2010, the government filed a notice that it declined to intervene in this suit. On April 22, 2011, a joint motion was filed by the relator and the Department of Justice to extend the period of time for the relator to serve us in the case to allow the government more time to decide if it will intervene in the case. The motion to stay was granted, as have subsequent joint motions, and the stay is currently continued until July 22, 2014. The original motion and subsequent filings gave insight to the fact that there are other qui tam complaints in other jurisdictions and that the government was consolidating its investigations and working cooperatively with other investigative bodies (including the Attorney General of the State of Texas). The government also confirmed that it considers the allegations made in the complaint styled Tenet Healthcare Corporation vs. Community Health Systems, Inc., et al. filed in the United States District Court for the Northern District of Texas, Dallas Division on April 11, 2011 to be related to the government’s consolidated investigation. We are cooperating fully with the government in its investigations.

Shelbyville, Tennessee OIG Subpoena. In May 2011, we received a subpoena from the Houston Office of OIG requesting 71 patient medical records from our hospital in Shelbyville, Tennessee. We provided the requested records and have met with the government regarding this matter. We continue to cooperate fully with this investigation.

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

Hattiesburg, Mississippi – Allegiance Health Management, Inc. On February 23, 2012, our hospital in Hattiesburg, Mississippi received a document subpoena from OIG relating to its relationship with Allegiance Health Management, Inc., or Allegiance, a company that provides intensive outpatient psychiatric, or IOP, services to its patients. The subpoena seeks information concerning the hospital’s financial relationship with Allegiance, medical records of patients receiving IOP services, and other documents relating to Allegiance such as agreements, policies and procedures, audits, complaints, budgets, financial analyses and identities of those delivering services. We are cooperating fully with this investigation.

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

On August 8, 2012, an order was entered unsealing a relator’s qui tam complaint in the matter of U.S. and N.M. ex rel. Sally Hansen v. Mimbres Memorial Hospital, et al. This action is pending in the United States District Court for New Mexico. This case cites alleged quality control failures as violations of the Clinical Laboratory Improvement Amendments of 1988 as the basis for a False Claims Act suit. Both the U.S. government and the New Mexico state government declined to intervene in this case. We filed a motion to dismiss and the relator filed an amended complaint. Both the U.S. government and the New Mexico state government have now declined to intervene on this amended complaint. On June 12, 2013, we filed a motion to dismiss the amended complaint. The relator also voluntarily dismissed Community Health Systems, Inc., without prejudice. Our motion to dismiss was granted on November 21, 2013 and relator’s motion for reconsideration of that decision was denied on January 24, 2014. On February 21, 2014, relator filed a notice of appeal to the Tenth Circuit Court of Appeals. We believe the claim against our hospital is without merit and we are vigorously defending this case.

On December 20, 2013, we became aware of a case styled U.S. ex rel. Macler v. Pinnacle Partners in Medicine, et. al (including our affiliated facility, Pottstown Memorial Medical Center, Pottstown, Pennsylvania), filed on April 17, 2013 in the Eastern District of Pennsylvania. The complaint alleges that certain patients did not receive a post-anesthesia visit as required by the Medicare Conditions of Participation and Pennsylvania law. The Department of Justice has declined to intervene in this case and the case was unsealed on or about December 19, 2013. We previously had not been aware of this case nor had any knowledge of any government investigation of the allegations. We have not been served with a complaint, but would anticipate that we will vigorously defend it if the case is pursued by the relator.

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

Certain Legal Proceedings Related to HMA

Medicare/Medicaid Billing Lawsuits

On January 11, 2010, HMA and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the False Claims Act. The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division. On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On January 26, 2012, the United States gave notice of its decision not to intervene in this lawsuit. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permitted the plaintiff to file an amended complaint. On March 8, 2012, the plaintiff filed a third amended complaint, which was similar to the first amended complaint and the second amended complaint. On March 26, 2012, the defendants moved to dismiss the third amended complaint on the same bases set forth in earlier motions to dismiss. On March 19, 2013, the U.S. District Court for the Middle District of Florida, Tampa Division, dismissed the third amended complaint with prejudice. On March 28, 2013, the United States of America filed a motion to clarify that the dismissal with prejudice did not relate to the United States. On April 4, 2013, the defendants filed an opposition to the United States’ motion for clarification. The Government’s motion remains pending at this time. On April 16, 2013, the plaintiff filed a motion for relief from judgment and for leave to amend the complaint, and a proposed fourth amended complaint. On April 18, 2013, the plaintiff filed a notice of appeal. On May 2, 2013, the defendants filed an opposition to the plaintiff’s motion for relief from judgment and for leave to amend the complaint for the fourth time. On July 10, 2013, the court denied plaintiff’s motion for relief from judgment and for leave to amend the complaint for the fourth time. The case is now on appeal to the Eleventh Circuit Court of Appeals. On August 26, 2013, plaintiff submitted his initial brief and, on October 15, 2013, defendants filed their answer brief. We intend to vigorously defend HMA and its subsidiary against the allegations in this matter.

On July 31, 2013, a qui tam lawsuit captioned United States ex rel. Williams v. Health Management Associates, Inc. was unsealed in the U.S. District Court for the Middle District of Georgia. The complaint alleges that HMA and Walton Regional Medical Center, as well as Tenet Healthcare Corp. and several of its hospitals, engaged in a kickback scheme with Clinica de la Mama, a prenatal clinic, whereby Clinica de la Mama would provide translation and eligibility services in exchange for the referral of Medicaid patients to the defendant hospitals. The State of Georgia filed a similar complaint alleging that these referrals violated the Georgia False Medical Claims Act, the Georgia Medical Assistance Act, and various state laws. HMA has moved to dismiss the relater and State complaints, and its motion is currently pending before the Court. On March 18, 2014, the United States filed a complaint in intervention alleging that the relationship between Clinica de la Mama and Walton violated the federal False Claims Act and common law unjust enrichment and payment by mistake. We deny the allegations in these complaints and intend to defend against these claims.

Beginning during the week of December 16, 2013 eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer, et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involves allegations of wrongful billing; U.S. ex rel. Sandra Simmons, v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was recently partially settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. We intend to defend against the allegations in these matters, but will also be cooperating with the government in the ongoing investigation of these allegations.

Several HMA hospitals received letters during 2009 requesting information in connection with a DOJ investigation relating to kyphoplasty procedures. Kyphoplasty is a minimally invasive spinal procedure used to treat vertebral compression fractures. The DOJ is currently investigating hospitals and hospital operators in multiple states to determine whether certain Medicare claims for kyphoplasty were incorrect when billed as an inpatient service rather than as an outpatient service. The DOJ’s investigation originated with a False Claims Act lawsuit against Kyphon, Inc., the company that developed the kyphoplasty procedure. The requested information has been provided to the DOJ and we are cooperating with the investigation. Prior to the HMA merger, HMA determined that a liability for this claim is probable and an incremental liability was recorded by HMA during the quarter ended December 31, 2013, which was assumed as part of the HMA merger.

During September 2010, HMA received a letter from the DOJ indicating that an investigation was being conducted to determine whether certain HMA hospitals improperly submitted claims for the implantation of ICDs. The DOJ’s investigation covers the period commencing with Medicare’s expansion of coverage for ICDs in 2003 to the present. The letter from the DOJ further indicates that the claims submitted by HMA’s hospitals for ICDs and related services need to be reviewed to determine if Medicare coverage and payment was appropriate. During 2010, the DOJ sent similar letters and other requests to a large number of unrelated hospitals and hospital operators across the country as part of a nation-wide review of ICD billing under the Medicare program. We are cooperating with the DOJ in its ongoing investigation, which could potentially give rise to claims against HMA and/or certain of its subsidiary hospitals under the False Claims Act or other statutes, regulations or laws. Additionally, we are conducting an internal review of hospital medical records related to ICDs that are the subject of the DOJ investigation. To date, the DOJ has not asserted any monetary or other claims against HMA or its hospitals in this matter and, at this time, we are unable to determine the potential impact, if any, that will result from the final resolution of the investigation.

On February 22, 2012 and February 24, 2012, OIG served subpoenas on certain HMA hospitals relating to those hospitals’ relationships with Allegiance. Allegiance, which is unrelated to HMA, is a post-acute healthcare management company that provides IOP services to patients. The HMA hospitals that were served subpoenas were: (i) Central Mississippi Medical Center in Jackson, Mississippi; (ii) Crossgates River Oaks Hospital in Brandon, Mississippi; (iii) Davis Regional Medical Center in Statesville, North Carolina; (iv) Lake Norman Regional Medical Center in Mooresville, North Carolina; (v) the Medical Center of Southeastern Oklahoma in Durant, Oklahoma; and (vi) Natchez Community Hospital in Natchez, Mississippi. Each of those hospitals has or had a contract with Allegiance. Among other things, the subpoenas seek: (i) documents related to the hospitals’ financial relationships with Allegiance; (ii) documents related to patients who received IOP services from Allegiance at the HMA hospitals, including their patient medical records; (iii) documents relating to complaints or concerns regarding Allegiance’s IOP services at the HMA hospitals; (iv) documents relating to employees, physicians and therapists who were involved with the IOP services provided by Allegiance at the HMA hospitals; and (v) other documents related to Allegiance, including leases, contracts, policies and procedures, training documents, budgets and financial analyses. The period of time covered by the subpoenas is January 1, 2008 through the date of subpoena compliance. We intend to cooperate with the investigations. Prior to the HMA merger, HMA determined that a liability for this claim is probable and a liability was recorded by HMA during the quarter ended December 31, 2013, which was assumed as part of the HMA merger.

Securities and Exchange Commission Investigation

On April 25, 2013, HMA received a subpoena from the SEC, issued pursuant to an investigation, requesting documents related to accounts receivable, billing write-downs, contractual adjustments, reserves for doubtful accounts, and accounts receivable aging, and revenue from Medicare, Medicaid and from privately insured or uninsured patients. On June 5, 2013, HMA received a supplemental subpoena from the SEC which requests additional financial reports. Subsequent subpoenas have been directed to us, our accountants, the former accountants for HMA and certain individuals. This investigation is ongoing and we are unable to determine the potential impact, if any, of this investigation.

Class Action and Derivative Action Lawsuits

On April 30, 2012, two class action lawsuits that were brought against HMA and certain of its then executive officers, one of whom was at that time also a director, were consolidated in the U.S. District Court for the Middle District of Florida under the caption In Re: Health Management Associates, Inc., et al. and three pension fund plaintiffs were appointed as lead plaintiffs. On July 30, 2012, the lead plaintiffs filed an amended consolidated complaint purportedly on behalf of stockholders who purchased HMA’s common stock during the period from July 27, 2009, through January 9, 2012. The amended consolidated complaint (i) alleges that HMA made false and misleading statements in certain public disclosures regarding its business and financial results and (ii) asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Among other things, the plaintiffs claim that HMA inflated its earnings by engaging in fraudulent Medicare billing practices that entailed admitting patients to observation status when they should not have been admitted at all and to inpatient status when they should have been admitted to observation status. The plaintiffs seek unspecified monetary damages. On October 22, 2012, the defendants moved to dismiss the plaintiffs’ amended consolidated complaint for failure to state a claim or plead facts required by the Private Securities Litigation Reform Act. The plaintiffs filed an unopposed stipulation and proposed order to suspend briefing on the defendants’ motion to dismiss because they intended to seek leave of court to file a proposed second amended consolidated complaint. On December 15, 2012, the court entered an order approving the stipulation and providing a schedule for briefing with respect to the proposed amended pleadings. On February 25, 2013, the plaintiffs filed a second amended consolidated complaint, which asserts substantially the same claims as the amended consolidated complaint. As of August 15, 2013, the defendants’ motion to dismiss the second amended complaint for failure to state a claim and plead facts required by the Private Securities Litigation Reform Act was fully briefed and awaiting the Court’s decision. We intend to vigorously defend against the allegations in this lawsuit. We are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

On July 23, 2013, an action entitled Town of Davie Police Officers’ Pension Plan v. Dauten, et al., was filed in the Court of Chancery of the State of Delaware. This action purportedly was brought as a class action on behalf of all of HMA’s stockholders, as well as derivatively on behalf of HMA, against HMA’s then-directors (the “Former Directors”) and Wells Fargo Bank, National Association, Wells Fargo Securities, LLC (collectively, “Wells Fargo”), and Deutsche Bank Securities Inc. (“Deutsche Bank”). The complaint alleged, among other things, that the Former Directors breached their fiduciary duties by (i) approving a credit agreement in 2011 that contained a change of control covenant that plaintiff contended would have coerced shareholders into supporting their re-election and (ii) not approving the individuals nominated by Glenview Capital Management LLC (“Glenview”) for election to HMA’s board of directors (the “Nominees”) for the purpose of avoiding the triggering of similar but distinct change of control provisions contained in certain of HMA’s indentures. The complaint further alleged that Wells Fargo and Deutsche Bank aided and abetted such breaches by permitting the Former Directors to embed the change of control covenant in the credit agreement. The complaint sought declaratory and injunctive relief, including (i) a declaration that the Former Directors breached their fiduciary duties by entering into the credit agreement and (ii) an order permanently enjoining the Former Directors from invoking or enforcing the change of control covenant in the credit agreement. Plaintiff also sought unspecified damages and an award of attorneys’ fees and costs. Simultaneously with filing its complaint, plaintiff filed a Motion for a Temporary Restraining Order and Expedited Proceedings.

As disclosed in the preliminary and definitive proxy statements filed by the Company with the SEC on September 25, 2013, and November 22, 2013, respectively, before plaintiff filed this action, HMA already had determined and taken steps both to seek a waiver of the change in control covenant in its 2011 credit agreement and to interview Glenview’s Nominees for the purpose of approving them to avoid triggering an acceleration of the debt due under certain of its indentures if the Nominees were elected to HMA’s board of directors. Specifically, (i) representatives of HMA contacted representatives of Wells Fargo on July 18, 2013, to inquire about the necessary steps for obtaining a waiver under the credit agreement, and obtained such a waiver on July 29, 2013, so that a merger agreement with the Company could be executed on that date; and (ii) after interviews of all of the Glenview Nominees, HMA’s Former Directors approved those individuals on August 1, 2013, for the limited purpose of avoiding the acceleration of the debt due under certain of its indentures. On August 12, 2013, Glenview delivered to HMA sufficient consents to elect its Nominees to HMA’s board, replacing the Former Directors. On August 16, 2013, HMA announced that the Nominees had replaced the Former Directors on HMA’s Board. Thus, plaintiff’s class action claims were mooted by actions commenced by HMA before plaintiff filed its complaint on July 23, 2013, and plaintiff withdrew its request for injunctive relief.

On September 20, 2013, the defendants moved to dismiss this action. After HMA’s stockholders approved the HMA merger on January 8, 2014, plaintiff moved to voluntarily dismiss its mooted class action claims, as well as its derivative claim (which plaintiff recognized it would lose standing to pursue after the HMA merger closed on January 27, 2014), and requested an award of attorneys’ fees and costs. Had plaintiff not moved to voluntarily dismiss its claims, defendants would have filed a brief in support of their motion to dismiss seeking dismissal of the complaint on a variety of grounds, including, but not limited to, mootness, lack of standing, laches, and failure to state a claim upon which relief may be granted.

On April 15, 2014, the Court entered a stipulation and order (the “Order”) regarding dismissal of the action. As required by the Order, the Company is hereby notifying stockholders that the derivative claim is being discontinued for lack of HMA stockholder standing, the action is being dismissed as moot, and HMA has agreed to pay plaintiff’s counsel $115,000 in full satisfaction of plaintiff’s pending request for attorneys’ fees and costs in the action. The action will be dismissed as moot without further action by the parties or the Court unless another stockholder of HMA submits a written objection to the Court within thirty days of this notice.

Wrongful Termination Lawsuit

On or about October 19, 2011, a wrongful termination action was commenced against HMA by Paul Meyer, HMA’s former Director of Compliance. That litigation, entitled Meyer v. Health Management Associates, Inc., was commenced in the Circuit Court of the Seventeenth Judicial Circuit in and for Broward County, Florida. The plaintiff seeks unspecified compensatory and punitive damages. Mr. Meyer was terminated after insubordinately refusing to cooperate with HMA’s efforts to comply with its obligations under a government subpoena by refusing to return documents belonging to HMA that were in his possession. Moreover, Mr. Meyer’s failure to cooperate with HMA in response to a subpoena was contrary to both the intent and purpose of HMA’s compliance department and HMA’s company-wide compliance program. HMA has filed a counterclaim against Mr. Meyer for breach of contract, conversion and breach of duty of loyalty. The trial in this matter is scheduled to take place during the third quarter of 2014. We intend to vigorously defend against the wrongful termination allegations made by Mr. Meyer.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Historically, we have not paid any cash dividends. In December 2012, we declared and paid a special dividend of $0.25 per share to holders of our common stock at the close of business as of December 17, 2012, which totaled approximately $23 million. In the foreseeable future, we do not anticipate the payment of any other cash dividends. Our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $200 million in the aggregate plus an additional $25 million each year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing senior and senior secured notes also limit our ability to pay dividends and/or repurchase stock. As of March 31, 2014, under the most restrictive test under these agreements, we have approximately $393 million available with which to pay permitted dividends and/or repurchase shares of stock or our Notes.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

No.	Description

4.1	Form of Common Stock Certificate

10.1	Amendment No. 2, dated as of January 1, 2014, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated on January 1, 2009

10.2	Form of Performance Based Restricted Stock Award Agreement (Special Purpose) for Community Health Systems, Inc. 2009 Stock Option and Award Plan

10.3	Form of Change in Control Severance Agreement (for executive officers appointed since January 1, 2009)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

COMMUNITY HEALTH SYSTEMS, INC.
(Registrant)

By:	/s/ Wayne T. Smith
Wayne T. Smith
Chairman of the Board and
Chief Executive Officer
(principal executive officer)

By:	/s/ W. Larry Cash
W. Larry Cash
President of Financial Services, Chief
Financial Officer and Director
(principal financial officer)

By:	/s/ Kevin J. Hammons
Kevin J. Hammons
Senior Vice President and Chief Accounting Officer
(principal accounting officer)

Date: May 7, 2014

Index to Exhibits

No.	Description

4.1	Form of Common Stock Certificate

10.1	Amendment No. 2, dated as of January 1, 2014, to the CHS/Community Health Systems, Inc. Amended and Restated Supplemental Executive Retirement Plan, as amended and restated on January 1, 2009

10.2	Form of Performance Based Restricted Stock Award Agreement (Special Purpose) for Community Health Systems, Inc. 2009 Stock Option and Award Plan

10.3	Form of Change in Control Severance Agreement (for executive officers appointed since January 1, 2009)

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase