Form 10-Q
period 2014-06-30
COMMUNITY HEALTH SYSTEMS INC
filed 2014-08-01
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of July 27, 2014, there were outstanding 115,575,088 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Six Months Ended June 30, 2014

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$389	$373
Patient accounts receivable, net of allowance for doubtful accounts of $3,495 and $2,438 at June 30, 2014 and December 31, 2013, respectively	3,121	2,323
Supplies	550	371
Prepaid income taxes	193	107
Deferred income taxes	317	101
Prepaid expenses and taxes	203	127
Other current assets (including assets of hospitals held for sale of $83 and $40 at June 30, 2014 and December 31, 2013, respectively)	624	345

Total current assets	5,397	3,747

Property and equipment	14,590	10,462
Less accumulated depreciation and amortization	(3,773)	(3,411)

Property and equipment, net	10,817	7,051

Goodwill	8,519	4,424

Other assets, net (including assets of hospitals held for sale of $170 and $94 at June 30, 2014 and December 31, 2013, respectively)	2,537	1,895

Total assets	$27,270	$17,117

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$209	$167
Accounts payable	1,000	949
Deferred income taxes	-	3
Accrued interest	233	112
Accrued liabilities (including liabilities of hospitals held for sale of $37 and $24 at June 30, 2014 and December 31, 2013, respectively)	1,727	1,227

Total current liabilities	3,169	2,458

Long-term debt	16,722	9,286

Deferred income taxes	1,043	906

Other long-term liabilities	1,782	977

Total liabilities	22,716	13,627

Redeemable noncontrolling interests in equity of consolidated subsidiaries	689	358

EQUITY
Community Health Systems, Inc. stockholders’ equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 116,491,729 shares issued and 115,516,180 shares outstanding at June 30, 2014, and 95,987,032 shares issued and 95,011,483 shares outstanding at December 31, 2013	1	1
Additional paid-in capital	2,021	1,256
Treasury stock, at cost, 975,549 shares at June 30, 2014 and December 31, 2013	(7)	(7)
Accumulated other comprehensive loss	(55)	(67)
Retained earnings	1,815	1,885

Total Community Health Systems, Inc. stockholders’ equity	3,775	3,068
Noncontrolling interests in equity of consolidated subsidiaries	90	64

Total equity	3,865	3,132

Total liabilities and equity	$27,270	$17,117

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Operating revenues (net of contractual allowances and discounts)	$5,531	$3,711	$10,420	$7,450
Provision for bad debts	752	520	1,456	997

Net operating revenues	4,779	3,191	8,964	6,453

Operating costs and expenses:
Salaries and benefits	2,228	1,528	4,225	3,076
Supplies	738	493	1,371	986
Other operating expenses	1,120	713	2,141	1,405
Electronic health records incentive reimbursement	(84)	(24)	(124)	(43)
Rent	111	70	210	139
Depreciation and amortization	282	192	537	381
Amortization of software to be abandoned	33	-	75	-

Total operating costs and expenses	4,428	2,972	8,435	5,944

Income from operations	351	219	529	509
Interest expense, net	255	154	478	310
Loss from early extinguishment of debt	-	-	73	1
Equity in earnings of unconsolidated affiliates	(11)	(9)	(22)	(24)
Impairment of long-lived assets	-	-	24	-

Income (loss) from continuing operations before income taxes	107	74	(24)	222
Provision (benefit) for income taxes	32	21	(24)	70

Income from continuing operations	75	53	-	152

Discontinued operations, net of taxes:
Loss from operations of entities held for sale	-	(6)	(5)	(9)
Impairment of hospitals held for sale	(5)	-	(22)	-

Loss from discontinued operations, net of taxes	(5)	(6)	(27)	(9)

Net income (loss)	70	47	(27)	143
Less: Net income attributable to noncontrolling interests	28	17	43	34

Net income (loss) attributable to Community Health Systems, Inc. stockholders	$42	$30	$(70)	$109

Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.42	$0.39	$(0.39)	$1.28
Discontinued operations	(0.04)	(0.06)	(0.25)	(0.10)

Net income (loss)	$0.37	$0.32	$(0.64)	$1.19

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.42	$0.38	$(0.39)	$1.27
Discontinued operations	(0.04)	(0.06)	(0.25)	(0.10)

Net income (loss)	$0.37	$0.32	$(0.64)	$1.17

Weighted-average number of shares outstanding:
Basic	112,598,899	92,866,370	109,617,014	91,939,641

Diluted	113,474,169	94,109,368	109,617,014	93,025,402

(1) Total per share amounts may not add due to rounding.

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In millions)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$70	$47	$(27)	$143
Other comprehensive income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	-	21	9	37
Net change in fair value of available-for-sale securities, net of tax	3	-	3	2
Amortization and recognition of unrecognized pension cost components, net of tax	-	-	-	1

Other comprehensive income	3	21	12	40

Comprehensive income (loss)	73	68	(15)	183
Less: Comprehensive income attributable to noncontrolling interests	28	17	43	34

Comprehensive income (loss) attributable to Community Health Systems, Inc. stockholders	$45	$51	$(58)	$149

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Six Months Ended June 30,
	2014	2013
Cash flows from operating activities:
Net (loss) income	$(27)	$143
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	617	387
Stock-based compensation expense	22	19
Impairment of long-lived assets and hospitals held for sale	46	-
Loss from early extinguishment of debt	73	1
Excess tax benefit relating to stock-based compensation	(3)	(6)
Other non-cash expenses, net	19	27
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(166)	(106)
Supplies, prepaid expenses and other current assets	38	15
Accounts payable, accrued liabilities and income taxes	(55)	(180)
Other	(50)	9

Net cash provided by operating activities	514	309

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(3,041)	(10)
Purchases of property and equipment	(361)	(295)
Proceeds from disposition of certain ancillary operations	12	-
Proceeds from sale of property and equipment	3	2
Purchases of available-for-sale securities	(137)	-
Proceeds from sales of available-for-sale securities	123	-
Increase in other investments	(251)	(135)

Net cash used in investing activities	(3,652)	(438)

Cash flows from financing activities:
Proceeds from exercise of stock options	14	104
Repurchase of restricted stock shares for payroll tax withholding requirements	(11)	(15)
Stock buy-back	-	(27)
Deferred financing costs and other debt-related costs	(269)	(1)
Excess tax benefit relating to stock-based compensation	3	6
Proceeds from noncontrolling investors in joint ventures	10	-
Redemption of noncontrolling investments in joint ventures	(6)	-
Distributions to noncontrolling investors in joint ventures	(44)	(38)
Borrowings under credit agreements	7,488	296
Issuance of long-term debt	4,000	-
Proceeds from receivables facility	133	300
Repayments of long-term indebtedness	(8,164)	(633)

Net cash provided by (used in) financing activities	3,154	(8)

Net change in cash and cash equivalents	16	(137)
Cash and cash equivalents at beginning of period	373	388

Cash and cash equivalents at end of period	$389	$251

Supplemental disclosure of cash flow information:
Interest payments	$(352)	$(296)

Income tax (paid), net of refunds received	$73	$(70)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent” or “Parent Company”) and its subsidiaries (the “Company”) as of June 30, 2014 and December 31, 2013 and for the three-month and six-month periods ended June 30, 2014 and June 30, 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of Health Management Associates, Inc. (“HMA”) are included from January 27, 2014, the date of the HMA merger. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, contained in the Company’s Annual Report on Form 10-K.

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

During the three months ended March 31, 2014, the Company made the decision to sell certain of its smaller hospitals and entered into definitive agreements to sell two hospitals. During the three months ended June 30, 2014, the Company made the decision to sell an additional hospital. The condensed consolidated statement of income for the three and six months ended June 30, 2013 has been restated to reclassify the results of operations for several hospitals that were owned or leased in 2013 to discontinued operations. The condensed consolidated balance sheet as of December 31, 2013 has been restated to present the hospitals that were owned or leased in 2013 as held for sale for comparative purposes with the June 30, 2014 presentation.

Throughout these notes to the condensed consolidated financial statements, Community Health Systems, Inc., and its consolidated subsidiaries are referred to on a collective basis as the “Company.” This drafting style is not meant to indicate that the publicly-traded Parent or any particular subsidiary of the Parent owns or operates any asset, business, or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc.

Allowance for Doubtful Accounts. Accounts receivable are reduced by an allowance for amounts that could become uncollectible in the future. Substantially all of the Company’s receivables are related to providing healthcare services to its hospitals’ patients.

The Company estimates the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and any anticipated changes in trends. For all other non-self-pay payor categories, the Company reserves 100% of all accounts aging over 365 days from the date of discharge. The percentage used to reserve for all self-pay accounts is based on the Company’s collection history. The Company collects substantially all of its third-party insured receivables, which include receivables from governmental agencies.

Collections are impacted by the economic ability of patients to pay and the effectiveness of the Company’s collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect the Company’s collection of accounts receivable and the estimates of the collectability of future accounts receivable. The process of estimating the allowance for doubtful accounts requires the Company to estimate the collectability of self-pay accounts receivable, which is primarily based on its collection history, adjusted for expected recoveries and any anticipated changes in collection trends. The Company also continually reviews its overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding, and the impact of recent acquisitions and dispositions.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), recognized during the three and six months ended June 30, 2014 and 2013 were as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Medicare	$1,418	$915	$2,714	$1,888
Medicaid	586	389	1,043	714
Managed Care and other third-party payors	2,823	1,897	5,248	3,838
Self-pay	704	510	1,415	1,010

Total	$5,531	$3,711	$10,420	$7,450

Electronic Health Records Incentive Reimbursement. The American Recovery and Reinvestment Act of 2009 included provisions for implementing health information technology under the Health Information Technology for Economic and Clinical Health Act (“HITECH”). These provisions were designed to promote the use of electronic health records (“EHR”) technology and established the requirements for a Medicare and Medicaid incentive payments program beginning in 2011 for eligible hospitals and professionals that adopt and meaningfully use certified EHR technology. The Company utilizes a gain contingency model to recognize EHR incentive payments. Recognition occurs when the eligible hospitals adopt or demonstrate meaningful use of certified EHR technology for the applicable payment period and have available the Medicare cost report information for the relevant full cost report year used to determine the final incentive payment.

Medicaid EHR incentive payments are calculated based on prior period Medicare cost report information available at the time when eligible hospitals adopt, implement, upgrade or demonstrate meaningful use of certified EHR technology. Since the information for the relevant full Medicare cost report year is available at the time of attestation, the incentive income from resolving the gain contingency is recognized when eligible hospitals adopt, implement, upgrade or demonstrate meaningful use of certified EHR technology.

Medicare EHR incentive payments are calculated based on the Medicare cost report information for the full cost report year that began during the federal fiscal year in which meaningful use is demonstrated. Since the necessary information is only available at the end of the relevant full Medicare cost report year and after the cost report is settled, the incentive income from resolving the gain contingency is recognized when eligible hospitals demonstrate meaningful use of certified EHR technology and the information for the applicable full Medicare cost report year to determine the final incentive payment is available.

In some instances, the Company may receive estimated Medicare EHR incentive payments prior to when the Medicare cost report information used to determine the final incentive payment is available. In these instances, recognition of the gain for EHR incentive payments is deferred until all recognition criteria described above are met.

Eligibility for annual Medicare incentive payments is dependent on providers successfully attesting to the meaningful use of EHR technology. Medicaid incentive payments are available to providers in the first payment year that they adopt, implement or upgrade certified EHR technology; however, providers must demonstrate meaningful use of such technology in any subsequent payment years to qualify for additional incentive payments. Medicaid EHR incentive payments are fully funded by the federal government and administered by the states; however, the states are not required to offer EHR incentive payments to providers.

The Company recognized approximately $84 million and $24 million for the three months ended June 30, 2014 and 2013 respectively, and $124 million and $43 million during the six months ended June 30, 2014 and 2013, respectively, of incentive reimbursement for HITECH incentives from Medicare and Medicaid related to certain of the Company’s hospitals and for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements are presented as a reduction of operating costs and expenses on the condensed consolidated statements of income. The Company received cash related to the incentive reimbursement for HITECH incentives of approximately $25 million and $38 million for the three months ended June 30, 2014 and 2013, respectively, and $87 million and $83 million for the six months ended June, 30, 2014 and 2013, respectively. As of June 30, 2014 and 2013, $15 million and $50 million, respectively, were recorded as deferred revenue as all criteria for gain recognition had not been met.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Professional Liability Insurance for the Hospitals Acquired in the HMA Merger. Reserves for self-insured professional liability indemnity claims and related expenses, including attorneys’ fees and other related costs of litigation that have been incurred and will be incurred in the future, are determined using actuarially-based techniques and methodologies. The data used to develop such reserves is based on asserted and unasserted claim information that has been accumulated by the Company’s incident reporting system, historical loss payment patterns and industry trends. The Company uses a wholly-owned captive insurance subsidiary and a risk retention group subsidiary which were acquired during the HMA merger and are domiciled in the Cayman Islands and South Carolina, respectively, to self-insure a significant portion of its professional liability risks for the hospitals acquired in the HMA merger. Those insurance subsidiaries, which are collectively referred to as the “Insurance Subsidiaries,” provide (i) claims-made coverage to all of the hospitals and other healthcare facilities acquired in the HMA merger and (ii) occurrence-basis coverage to most of the physicians employed by the hospitals and other healthcare facilities acquired in the HMA merger. The employed physicians not covered by the Insurance Subsidiaries generally maintain claims-made policies with unrelated third party insurance companies. To mitigate the exposure of the program covering the hospitals and other healthcare facilities acquired in the HMA merger, the Insurance Subsidiaries buy claims-made reinsurance policies from unrelated third parties for claims above self-retention levels of $10 million or $15 million per claim, depending on the policy year. Effective June 1, 2014, the claims-made policy for the hospitals acquired in the HMA merger and the occurrence-based policy for most of the physicians employed by the hospitals and other healthcare facilities acquired in the HMA merger were canceled. Such hospitals and physicians are now covered through the Company’s existing professional liability program that is described below.

Professional Liability Insurance for All Other Community Health Systems, Inc. Hospitals. The Company is primarily self-insured for professional liability claims; however, the Company obtains excess insurance that transfers the risk of loss to a third-party insurer for claims in excess of self-insured retentions. The Company’s excess insurance is underwritten on a claims-made basis. For claims reported prior to June 1, 2002, substantially all of the Company’s professional and general liability risks were subject to a less than $1 million per occurrence self-insured retention and for claims reported from June 1, 2002 through June 1, 2003, these self-insured retentions were $2 million per occurrence. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially all claims reported on or after June 1, 2005 and before June 1, 2014 are self-insured up to $5 million per claim. Substantially all claims reported on or after June 1, 2014 are self-insured up to $10 million per claim. Management on occasion has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers the Company for liabilities in excess of the self-insured retentions. The excess coverage consists of multiple layers of insurance, the sum of which totals up to $95 million per occurrence and in the aggregate for claims reported on or after June 1, 2003, up to $145 million per occurrence and in the aggregate for claims reported on or after January 1, 2008 and up to $195 million per occurrence and in the aggregate for claims incurred and reported after June 1, 2010. For certain policy years prior to June 1, 2014, if the first aggregate layer of excess coverage becomes fully utilized, then the Company’s self-insured retention will increase to $10 million per claim for any subsequent claims in that policy year until the Company’s total aggregate coverage is met.

Effective January 1, 2008, the hospitals acquired from Triad Hospitals, Inc. (“Triad”) are insured on a claims-made basis as described above and through commercial insurance companies as described above for substantially all claims occurring on or after January 1, 2002 and reported on or after January 1, 2008. Substantially all losses for the former Triad hospitals in periods prior to May 1999 were insured through a wholly-owned insurance subsidiary of HCA Holdings Inc. (“HCA”), Triad’s owner prior to that time, and excess loss policies maintained by HCA. HCA has agreed to indemnify the former Triad hospitals in respect of claims covered by such insurance policies arising prior to May 1, 1999. After May 1, 1999 through December 31, 2006, the former Triad hospitals obtained insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary, with excess coverage obtained from other carriers that is subject to certain deductibles. Effective for claims incurred after December 31, 2006, Triad began insuring its claims from $1 million to $5 million through its wholly-owned captive insurance company, replacing the coverage provided by HCA. Substantially all claims occurring during 2007 were self-insured up to $10 million per claim.

New Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU is effective for fiscal years beginning after December 15, 2016. The Company will adopt this ASU on January 1, 2017 and is currently evaluating the impact on its revenue recognition policies, procedures and control framework and the resulting impact on its consolidated financial position, results of operations and cash flows.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of June 30, 2014, 5,126,598 shares of unissued common stock were reserved for future grants under the 2009 Plan, which includes the 4,000,000 additional shares reserved for future grants approved by the Company’s stockholders on May 20, 2014 in conjunction with the March 19, 2014 amendment of the 2009 Plan.

The exercise price of all options granted under the 2000 Plan and the 2009 Plan has been equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Effect on income from continuing operations before income taxes	$(12)	$(9)	$(22)	$(19)

Effect on net income	$(8)	$(6)	$(14)	$(12)

At June 30, 2014, $89 million of unrecognized stock-based compensation expense was expected to be recognized over a weighted-average period of 29 months. Of that amount, $1 million related to outstanding unvested stock options was expected to be recognized over a weighted-average period of 8 months and $88 million related to outstanding unvested restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 29 months. There were no modifications to awards during the three or six months ended June 30, 2014 and 2013.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of June 30, 2014, and changes during each of the three-month periods following December 31, 2013, were as follows (in millions, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of June 30, 2014
Outstanding at December 31, 2013	3,737,545	$34.88
Granted	-	-
Exercised	(174,462)	35.01
Forfeited and cancelled	(7,672)	34.61

Outstanding at March 31, 2014	3,555,411	34.87
Granted	-	-
Exercised	(226,961)	37.54
Forfeited and cancelled	(5,337)	25.71

Outstanding at June 30, 2014	3,323,113	$34.71	3.7 years	$35

Exercisable at June 30, 2014	3,207,858	$35.23	3.5 years	$33

No stock options were granted during the three or six months ended June 30, 2014 and 2013. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($45.37) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on June 30, 2014. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended June 30, 2014 and 2013 was $1 million and $10 million, respectively. The aggregate intrinsic value of options exercised during the six months ended June 30, 2014 and 2013 was $3 million and $29 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

The Company has also awarded restricted stock under the 2000 Plan and the 2009 Plan to its directors and employees of certain subsidiaries. The restrictions on these shares generally lapse in one-third increments on each of the first three anniversaries of the award date. Certain of the restricted stock awards granted to the Company’s senior executives contain a performance objective that must be met in addition to any time-based vesting requirements. If the performance objective is not attained, the awards will be forfeited in their entirety. Once the performance objective has been attained, restrictions will lapse in one-third increments on each of the first three anniversaries of the award date. In addition, a restricted stock award grant dated March 1, 2014 has a performance objective that is measured based on the realization of synergies related to the HMA merger over a two-year period. The performance objective may be met in part in the first year or in whole or in part over the two-year period. Depending on the degree of attainment of the performance objective, restrictions may lapse on a portion of the award grant over the first three anniversaries of the award date at a level dependent upon the amount of synergies realized. If the synergies related to the HMA merger do not reach a certain level, then the awards will be forfeited in their entirety. Notwithstanding the above-mentioned performance objectives and vesting requirements, the restrictions with respect to restricted stock granted under the 2000 Plan and the 2009 Plan will lapse earlier in the event of death, disability or termination of employment by the Company for any reason other than for cause of the holder of the restricted stock, or change in control of the Company. Restricted stock awards subject to performance standards are not considered outstanding for purposes of determining earnings per share until the performance objectives have been satisfied.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of June 30, 2014, and changes during each of the three-month periods following December 31, 2013, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2013	1,607,489	$35.13
Granted	1,943,000	41.19
Vested	(818,877)	34.65
Forfeited	(2,007)	34.82

Unvested at March 31, 2014	2,729,605	39.59
Granted	36,000	38.26
Vested	(4,709)	25.50
Forfeited	-	-

Unvested at June 30, 2014	2,760,896	39.59

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

RSUs outstanding under the 2000 Plan and the 2009 Plan as of June 30, 2014, and changes during each of the three-month periods following December 31, 2013, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2013	55,536	$31.33
Granted	21,684	41.51
Vested	(27,858)	30.87
Forfeited	-	-

Unvested at March 31, 2014	49,362	36.07
Granted	-	-
Vested	-	-
Forfeited	-	-

Unvested at June 30, 2014	49,362	36.07

3.  COST OF REVENUE

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office and Naples, Florida office, which were $85 million and $48 million for the three months ended June 30, 2014 and 2013, respectively, and $159 million and $93 million for the six months ended June 30, 2014 and 2013, respectively. Included in these amounts is stock-based compensation expense of $12 million and $9 million for the three months ended June 30, 2014 and 2013, respectively, and $22 million and $19 million for the six months ended June 30, 2014 and 2013, respectively.

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

Approximately $28 million and $3 million of acquisition and related integration costs related to prospective and closed acquisitions were expensed during the three months ended June 30, 2014 and 2013, respectively, and $86 million and $4 million during the six months ended June 30, 2014 and 2013, respectively, and are included in other operating expenses on the condensed consolidated statements of income.

Effective April 1, 2014, one or more subsidiaries of the Company completed the acquisition of Sharon Regional Health System in Sharon, Pennsylvania. This healthcare system includes Sharon Regional (258 licensed beds) and other outpatient and ancillary services. The total cash consideration paid for long-lived assets and working capital was approximately $67 million and $1 million, respectively, with additional consideration of $8 million assumed in liabilities, for a total consideration of $76 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of June 30, 2014, approximately $7 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective April 1, 2014, one or more subsidiaries of the Company completed the acquisition of a 95% interest in Munroe Regional Medical Center (421 licensed beds) in Ocala, Florida and its other outpatient and ancillary services through a joint venture arrangement with an affiliate of a regional not-for-profit healthcare system, which acquired the remaining 5% interest. The total cash consideration paid for long-lived assets plus prepaid rent on the leased property and working capital was approximately $192 million and $4 million, respectively, with additional consideration of $12 million assumed in liabilities, for a total consideration of $208 million. The value of the noncontrolling interest at acquisition was $10 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of June 30, 2014, approximately $2 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

HMA Merger

On January 27, 2014, the Company completed the HMA merger by acquiring all the outstanding shares of HMA’s common stock for approximately $7.3 billion, including the assumption of approximately $3.8 billion of existing indebtedness, for consideration for each share of HMA’s common stock consisting of $10.50 in cash, 0.06942 of a share of the Company’s common stock, and one contingent value right (“CVR”). The CVR entitles the holder to receive a cash payment of up to $1.00 per CVR (subject to downward adjustment but not below zero), subject to the final resolution of certain legal matters pertaining to HMA, as defined in the CVR agreement. HMA owned and operated 71 hospitals in 15 states in non-urban communities located primarily in the southeastern United States. On a combined basis, after taking into account the acquisition, the Company owns and operates 206 hospitals in 29 states.

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

The table below summarizes the calculation of consideration paid and preliminary allocations of the purchase price (including assumed liabilities and long-term debt assumed and repaid at closing) for the HMA merger (in millions):

Cash paid	$2,778
Shares issued	736
Contingent value right	17

Total consideration	$3,531

Current assets	$1,315
Property and equipment	3,764
Goodwill	4,083
Intangible assets	93
Other long-term assets	160
Liabilities	(5,529)
Noncontrolling interests	(355)

Total identifiable net assets	$3,531

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The allocation process requires the analysis of acquired fixed assets, contracts, contractual commitments, and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. The values of certain assets and liabilities are based on preliminary valuations and estimates and are subject to adjustment as additional information is obtained. Such additional information includes, but is not limited to: valuations and physical counts of property and equipment, valuations of acquired intangible assets, analysis of physician income guarantee contracts, analysis of cost report settlements, valuation of contractual commitments and valuation of deferred tax accounts. Material adjustments to goodwill may result upon the completion of these matters. All goodwill related to HMA is recorded in the hospital operations reporting unit.

Net operating revenues and income from continuing operations before income taxes and allocation of both interest and corporate overhead from hospitals acquired from HMA from the date of acquisition through June 30, 2014 was approximately $2.5 billion and $216 million, respectively. The following unaudited pro forma results of operations of the Company for the six months ended June 30, 2014 and 2013 assume that the HMA merger occurred at the beginning of the periods presented. The pro forma amounts include certain adjustments, including interest expense, depreciation and taxes. The pro forma amounts for the six months ended June 30, 2014 were adjusted to exclude approximately $65 million of certain nonrecurring acquisition and related integration costs incurred by the Company. Pro forma amounts for the six months ended June 30, 2013 were adjusted to include these costs. The pro forma net loss for the six months ended June 30, 2014 includes a charge for the early extinguishment of debt of $73 million before taxes and $45 million after taxes, or $0.41 per share (diluted). The pro forma results do not include adjustments related to cost savings or other synergies that are anticipated as a result of the HMA merger.

These unaudited pro forma results are not necessarily indicative of the actual results of operations (in millions, except per share data).

	Six Months Ended June 30,
	2014	2013
Pro forma net operating revenues	$9,339	$9,389
Pro forma net (loss) income attributable to Community Health Systems, Inc. stockholders	(97)	70
Pro forma net (loss) income per share attributable to Community Health Systems, Inc. common stockholders:
Basic	$(0.86)	$0.63

Diluted	$(0.86)	$0.63

Other Acquisitions

During the six months ended June 30, 2014, the Company paid approximately $5 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by its hospitals. In connection with these acquisitions, during 2014, the Company allocated approximately $3 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $2 million consisting of intangible assets that do not qualify for separate recognition, to goodwill.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Discontinued Operations

During the six months ended June 30, 2014, the Company made the decision to sell certain of its smaller hospitals, which are classified as held for sale at June 30, 2014. Two other hospitals are required to be divested by the Federal Trade Commission as a condition of its approval of the HMA merger: Riverview Regional Medical Center (281 licensed beds) located in Gadsden, Alabama, and Carolina Pines Regional Medical Center (116 licensed beds) located in Hartsville, South Carolina. In addition, HMA entered into a definitive agreement to sell Williamson Memorial Hospital (76 licensed beds) located in Williamson, West Virginia prior to the HMA merger. The Company has entered into a definitive agreement to sell one of its other hospitals and has begun actively marketing the sale of several other hospitals during the six months ended June 30, 2014. In connection with management’s decision to sell these facilities, the Company has classified the results of operations of the above mentioned hospitals as discontinued operations in the accompanying condensed consolidated statements of income.

Net operating revenues and loss from discontinued operations for the respective periods are as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net operating revenues	$101	$45	$180	$95

Income (loss) from operations of entities held for sale before income taxes	-	(10)	(4)	(14)
Impairment of hospitals held for sale before income taxes	(6)	-	(29)	-

Loss from discontinued operations, before taxes	(6)	(10)	(33)	(14)
Income tax benefit	(1)	(4)	(6)	(5)

Loss from discontinued operations, net of taxes	$(5)	$(6)	$(27)	$(9)

Interest expense was allocated to discontinued operations based on sale proceeds available for debt repayment.

In April 2014, the Financial Accounting Standards Board issued ASU 2014-08, which changes the requirements for reporting discontinued operations. A discontinued operation continues to include a component of an entity or a group of components of an entity, or a business activity. However, in a shift reflecting stakeholder concerns that too many disposals of small groups of assets that are recurring in nature qualified for reporting as discontinued operations, a disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale will still be a discontinued operation. Additional disclosures will be required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. This ASU is effective for fiscal years beginning after December 15, 2014 and is to be applied on a prospective basis for disposals or components initially classified as held for sale after that date. The Company will adopt this ASU on January 1, 2015 and is currently evaluating the impact on its consolidated financial position, results of operations and cash flows.

6.  INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $15 million as of June 30, 2014. A total of approximately $8 million of interest and penalties is included in the amount of the liability for uncertain tax positions at June 30, 2014. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income as income tax expense.

The Company believes it is reasonably possible that approximately $2 million of its unrecognized tax benefit may be recognized within the next 12 months as a result of a lapse of the statute limitations and settlements with taxing authorities.

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

The Company has recorded a preliminary purchase price allocation in connection with the HMA merger resulting in goodwill of approximately $4.1 billion, which is not tax deductible for income tax purposes. Goodwill consists of the excess of the purchase price over the fair market value of the acquired assets. The purchase price allocation is preliminary and subject to change as additional information is obtained during the measurement period.

The Company’s effective tax rates were 30.0% and 28.2% for the three months ended June 30, 2014 and 2013, respectively, and 98.3% and 31.5% for the six months ended June 30, 2014 and 2013, respectively. The increase in the Company’s effective tax rate for the three months ended June 30, 2014 is primarily related to non-deductible transaction costs associated with the HMA merger. The increase in the Company’s effective tax rate for the six months ended June 30, 2014 is primarily related to the transaction fees and loss from early extinguishment of debt related to the HMA merger, creating a loss before income taxes, whereas the provision for income taxes also includes the tax utility of the income attributable to noncontrolling interests, which is disproportionate to the reported loss before income taxes. Including the expense related to income attributable to noncontrolling interests, the effective tax rate for the six months ended June 30, 2014 and 2013 would have been 35.8% and 37.2%, respectively.

Cash paid for income taxes, net of refunds received, resulted in net cash paid of $6 million and $71 million during the three months ended June 30, 2014 and 2013, respectively, and a net refund of $73 million and net cash paid of $70 million during the six months ended June 30, 2014 and 2013, respectively.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended June 30, 2014 are as follows (in millions):

Balance as of December 31, 2013	$4,424
Goodwill acquired as part of acquisitions during current year	4,095

Balance as of June 30, 2014	$8,519

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments and hospital management services operations meet the criteria to be classified as reporting units. At June 30, 2014, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $8.4 billion, $44 million and $33 million, respectively, of goodwill.

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

Approximately $93 million of intangible assets other than goodwill were acquired during the six months ended June 30, 2014. These acquired intangibles represent the Company’s initial estimate of the fair value of the contract-based intangible assets related to the certificates of need and Medicare licenses obtained in the HMA merger. As previously discussed, this estimated amount is subject to change pending the completion of the valuation and appraisal analysis currently in process. The gross carrying amount of the Company’s other intangible assets subject to amortization was $58 million at June 30, 2014 and $51 million at December 31, 2013, and the net carrying amount was $30 million at June 30, 2014 and $21 million at December 31, 2013. The carrying amount of the Company’s other intangible assets not subject to amortization was $130 million and $50 million at June 30, 2014 and December 31, 2013, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average amortization period for the intangible assets subject to amortization is approximately six years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $3 million and $1 million during the three months ended June 30, 2014 and 2013, respectively, and $4 million and $3 million during the six months ended June 30, 2014 and 2013, respectively. Amortization expense on intangible assets is estimated to be $4 million for the remainder of 2014, $8 million in 2015, $7 million in 2016, $3 million in 2017, $2 million in 2018, $2 million in 2019 and $4 million thereafter.

The gross carrying amount of capitalized software for internal use was approximately $1.3 billion and $988 million at June 30, 2014 and December 31, 2013, respectively, and the net carrying amount considering accumulated amortization was approximately $681 million and $560 million at June 30, 2014 and December 31, 2013, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At June 30, 2014, there was approximately $109 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $78 million and $35 million during the three months ended June 30, 2014 and 2013, respectively, and $161 million and $65 million during the six months ended June 30, 2014 and 2013, respectively. Amortization expense on capitalized internal-use software is estimated to be $86 million for the remainder of 2014, $156 million in 2015, $118 million in 2016, $76 million in 2017, $60 million in 2018, $51 million in 2019 and $134 million thereafter.

In connection with the HMA merger, the Company further analyzed its intangible assets related to internal-use software used in certain of its hospitals for patient and clinical systems, including software required to meet criteria for meaningful use attestation and ICD-10 compliance. This analysis resulted in management reassessing its usage of certain software products and rationalizing that, with the addition of the HMA hospitals in the first quarter of 2014, those software applications were going to be discontinued and replaced with new applications that better integrate meaningful use and ICD-10 compliance, are more cost effective and can be implemented at a greater efficiency of scale over future implementations. During the three months ended June 30, 2014, the Company recorded the acceleration of amortization of approximately $33 million related to shortening the remaining useful life of software currently in use with an expected abandonment date of July 1, 2014. During the six months ended June 30, 2014, the Company recorded an impairment charge of approximately $24 million related to software in-process that has been abandoned at June 30, 2014 and the acceleration of amortization of approximately $75 million.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

8.  EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income from continuing operations, discontinued operations and net income (loss) attributable to Community Health Systems, Inc. common stockholders (in millions, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations, net of taxes	$75	$53	$-	$152
Less: Income from continuing operations attributable to noncontrolling interests	28	17	43	34

Income (loss) from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$47	$36	$(43)	$118

Loss from discontinued operations, net of taxes	$(5)	$(6)	$(27)	$(9)
Less: Loss from discontinued operations attributable to noncontrolling interests	-	-	-	-

Loss from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$(5)	$(6)	$(27)	$(9)

Denominator:
Weighted-average number of shares outstanding — basic	112,598,899	92,866,370	109,617,014	91,939,641
Effect of dilutive securities:
Restricted stock awards	267,529	413,785	-	312,323
Employee stock options	596,766	811,858	-	759,890
Other equity-based awards	10,975	17,355	-	13,548

Weighted-average number of shares outstanding — diluted	113,474,169	94,109,368	109,617,014	93,025,402

The Company generated a loss from continuing operations attributable to Community Health Systems, Inc. common stockholders for the six months ended June 30, 2014, so the effect of dilutive securities is not considered because their effect would be antidilutive. If the Company had generated income from continuing operations during the six months ended June 30, 2014, the effect of restricted stock awards, employee stock options, and other equity-based awards on the diluted shares calculation would have been an increase in shares of 726,929 shares.

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	-	-	945,500	-

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

9.  STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of June 30, 2014, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

Historically, the Company has not paid any cash dividends. In December 2012, the Company declared and paid a special dividend of $0.25 per share to holders of its common stock at the close of business as of December 17, 2012, which totaled approximately $23 million. The Company did not pay a cash dividend in 2013 or in the six months ended June 30, 2014 and does not anticipate the payment of any other cash dividends in the foreseeable future. The Company’s Credit Facility limits the Company’s ability to pay dividends and/or repurchase stock to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the senior and senior secured notes also limit the Company’s ability to pay dividends and/or repurchase stock. As of June 30, 2014, under the most restrictive test under these agreements, the Company has approximately $401 million remaining available with which to pay permitted dividends and/or repurchase shares of stock or its senior and senior secured notes.

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the six-month period ended June 30, 2014 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	$358	$1	$1,256	$(7)	$(67)	$1,885	$64	$3,132
Comprehensive income	33	-	-	-	12	(70)	10	(48)
Distributions to noncontrolling interests, net of contributions	(29)	-	-	-	-	-	(15)	(15)
Purchase of subsidiary shares from noncontrolling interests	(6)	-	-	-	-	-	-	-
Noncontrolling interests in acquired entity	334	-	-	-	-	-	31	31
Adjustment to redemption value of redeemable noncontrolling interests	(1)	-	1	-	-	-	-	1
Issuance of common stock in connection with the exercise of stock options	-	-	14	-	-	-	-	14
Issuance of shares in exchange for HMA common stock	-	-	736	-	-	-	-	736

Cancellation of restricted stock for tax withholdings on vested shares	-	-	(11)	-	-	-	-	(11)
Excess tax benefit from exercise of stock options	-	-	3	-	-	-	-	3
Share-based compensation	-	-	22	-	-	-	-	22

Balance, June 30, 2014	$689	$1	$2,021	$(7)	$(55)	$1,815	$90	$3,865

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in millions):

Six Months Ended June 30, 2014
Net loss attributable to Community Health Systems, Inc. stockholders	$(70)
Transfers to the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	-

Net transfers to the noncontrolling interests	-

Change to Community Health Systems, Inc. stockholders’ equity from net loss attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(70)

10.  EQUITY INVESTMENTS

As of June 30, 2014, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia, in which HCA owns the majority interest.

Summarized combined financial information for these unconsolidated entities in which the Company owns an equity interest is as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Revenues	$339	$320	$672	$636
Operating costs and expenses	297	268	591	551
Income from continuing operations before taxes	42	52	81	84

The summarized financial information was derived from the unaudited financial information provided to the Company by those unconsolidated entities.

In March 2005, the Company began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”), a group purchasing organization in which the Company is a noncontrolling partner. As part of the HMA merger, the Company acquired HMA’s ownership in HealthTrust. As of June 30, 2014, the Company had a 25.9% ownership interest in HealthTrust.

The Company’s investment in all of its unconsolidated affiliates was $441 million and $422 million at June 30, 2014 and December 31, 2013, respectively, and is included in other assets, net in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $11 million and $9 million for the three months ended June 30, 2014 and 2013, respectively, and $22 million and $24 million for the six months ended June 30, 2014 and 2013, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

11.  LONG-TERM DEBT

Long-term debt consists of the following (in millions):

	June 30, 2014	December 31, 2013
Credit Facility:
Term loan A	$983	$637
Term loan B	-	60
Term loan C	-	3,353
Term loan D	4,578	-
Term loan E	1,668	-
Revolving credit loans	-	-
8% Senior Notes due 2019	2,019	2,020
7 1⁄8% Senior Notes due 2020	1,200	1,200
5 1⁄8% Senior Secured Notes due 2018	1,600	1,600
5 1⁄8% Senior Secured Notes due 2021	1,000	-
6 7⁄8% Senior Notes due 2022	3,000	-
Receivables Facility	607	500
Capital lease obligations	209	46
Other	67	37

Total debt	16,931	9,453
Less current maturities	(209)	(167)

Total long-term debt	$16,722	$9,286

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

In connection with the HMA merger, the Company and CHS entered into a third amendment and restatement of its credit facility (the “Credit Facility”), providing for additional financing and recapitalization of certain of the Company’s term loans, including (i) the replacement of the revolving credit facility with a new $1.0 billion revolving facility maturing in 2019 (the “Revolving Facility”), (ii) the addition of a new $1.0 billion Term A facility due 2019 (the “Term A Facility”), (iii) a Term D facility in an aggregate principal amount equal to approximately $4.6 billion due 2021 (which includes certain term C loans that were converted into such Term D facility (collectively, the “Term D Facility”)), (iv) the conversion of certain term C loans into Term E Loans and the borrowing of new Term E Loans in an aggregate principal amount of approximately $1.7 billion due 2017 and (v) the addition of flexibility commensurate with the Company’s post-acquisition structure. In addition to funding a portion of the consideration in connection with the HMA merger, some of the proceeds of the Term A Facility and Term D Facility were used to refinance the outstanding $637 million existing Term A facility due 2016 and the $60 million of term B loans due 2014, respectively. The Revolving Facility includes a subfacility for letters of credit.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at CHS’ option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus 0.50% or (3) the adjusted London Interbank Offered Rate (“LIBOR”) on such day for a three-month interest period commencing on the second business day after such day plus 1% or (b) LIBOR. Loans in respect of the Revolving Facility and the Term A Facility will accrue interest at a rate per annum initially equal to LIBOR plus 2.75%, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75%, in the case of Alternate Base Rate borrowings. In addition, the margin in respect of the Revolving Facility and the Term A Facility will be subject to adjustment determined by reference to a leverage-based pricing grid. Loans in respect of the Term D Facility and the Term E Facility will accrue interest at a rate per annum equal to LIBOR plus 3.25%, in the case of LIBOR borrowings, and Alternate Base Rate plus 2.25%, in the case of Alternate Base Rate Borrowings. The Term D Facility will be subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

The term loan facility must be prepaid in an amount equal to (1) 100% of the net cash proceeds of certain asset sales and dispositions by the Company and its subsidiaries, subject to certain exceptions and reinvestment rights, (2) 100% of the net cash proceeds of issuances of certain debt obligations or receivables-based financing by the Company and its subsidiaries, subject to certain exceptions, and (3) 50%, subject to reduction to a lower percentage based on the Company’s leverage ratio (as defined in the Credit Facility generally as the ratio of total debt on the date of determination to the Company’s EBITDA, as defined, for the four quarters most recently ended prior to such date), of excess cash flow (as defined) for any year, subject to certain exceptions. Voluntary prepayments and commitment reductions are permitted in whole or in part, without any premium or penalty, subject to minimum prepayment or reduction requirements.

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

CHS has agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to Eurodollar rate loans under the Revolving Facility times the maximum aggregate amount available to be drawn under all letters of credit outstanding under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit will also receive a customary fronting fee and other customary processing charges. CHS is obligated to pay commitment fees of 0.50% per annum (subject to adjustment based upon the Company’s leverage ratio) on the unused portion of the Revolving Facility.

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

As of June 30, 2014, the availability for additional borrowings under the Credit Facility was approximately $1.0 billion pursuant to the Revolving Facility, of which $83 million was set aside for outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.5 billion, which CHS has not yet accessed. As of June 30, 2014, the weighted-average interest rate under the Credit Facility, excluding swaps, was 4.4%.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of June 30, 2014, the Company had letters of credit issued, primarily in support of potential insurance-related claims and certain bonds, of approximately $83 million.

8% Senior Notes due 2019

On November 22, 2011, CHS completed its offering of $1.0 billion aggregate principal amount of 8% Senior Notes due 2019 (the “8% Senior Notes”), which were issued in a private placement. The net proceeds from this issuance, together with available cash on hand, were used to finance the purchase of up to $1.0 billion aggregate principal amount of CHS’ then outstanding 8 7⁄8% Senior Notes and related fees and expenses. On March 21, 2012, CHS completed the secondary offering of an additional $1.0 billion aggregate principal amount of 8% Senior Notes, which were issued in a private placement (at a premium of 102.5%). The net proceeds from this issuance were used to finance the purchase of approximately $850 million aggregate principal amount of CHS’ then outstanding 8 7⁄8% Senior Notes, to pay related fees and expenses and for general corporate purposes. The 8% Senior Notes bear interest at 8% per annum, payable semiannually in arrears on May 15 and November 15, commencing May 15, 2012. Interest on the 8% Senior Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

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

Pursuant to a registration rights agreement entered into at the time of the issuance of the 8% Senior Notes, as a result of an exchange offer made by CHS, substantially all of the 8% Senior Notes issued in November 2011 and March 2012 were exchanged in May 2012 for new notes (the “8% Exchange Notes”) having terms substantially identical in all material respects to the 8% Senior Notes (except that the 8% Exchange Notes were issued under a registration statement pursuant to the Securities Act of 1933, as amended (the “1933 Act”)). References to the 8% Senior Notes shall also be deemed to include the 8% Exchange Notes unless the context provides otherwise.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

5 1⁄8% Senior Secured Notes due 2021

On January 27, 2014, CHS issued $1.0 billion aggregate principal amount of 5 1⁄8% Senior Secured Notes due 2021 (the “2021 Senior Secured Notes”), which were issued in a private placement. The net proceeds from this issuance were used to finance the HMA merger. The 2021 Senior Secured Notes bear interest at 5.125% per annum, payable semiannually in arrears on February 1 and August 1, commencing August 1, 2014. Interest on the 2021 Senior Secured Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months. The 2021 Senior Secured Notes are secured by a first-priority lien, subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility, and subject to prior ranking liens permitted by the indenture governing the 2021 Senior Secured Notes, on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility.

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

Pursuant to a registration rights agreement entered into at the time of the issuance of the 2021 Senior Secured Notes, the Company is (i) required to file with the SEC a registration statement with respect to an offer to exchange the 2021 Senior Secured Notes for a new issue of debt securities registered under the 1933 Act with terms substantially identical to those of the 2021 Senior Secured Notes and, subject to certain exceptions, consummate, within 365 days after the date of the original issuance of the 2021 Senior Secured Notes, such exchange offer, and (ii) in certain circumstances, file a shelf registration statement for the resale of the 2021 Senior Secured Notes. If the Company fails to satisfy its registration obligations under the registration rights agreement, then it will be required to pay additional interest to the holders of the 2021 Senior Secured Notes at a rate of 0.25% for the first 90 day period after such date and thereafter it will be increased by an additional 0.25% for each subsequent 90 day period that elapses, provided that the aggregate increase in such annual interest rate may in no event exceed 1.0% per annum.

6 7⁄8% Senior Notes due 2022

On January 27, 2014, CHS issued $3.0 billion aggregate principal amount of 6 7⁄8% Senior Notes due 2022 (the “6 7⁄8% Senior Notes”), which were issued in a private placement. The net proceeds from this issuance were used to finance the HMA merger. The 6 7⁄8% Senior Notes bear interest at 6.875% per annum, payable semiannually in arrears on February 1 and August 1, commencing August 1, 2014. Interest on the 6 7⁄8% Senior Notes accrues from the date of original issuance. Interest is calculated on the basis of a 360-day year comprised of twelve 30-day months.

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

Pursuant to a registration rights agreement entered into at the time of the issuance of the 6 7⁄8% Senior Notes, the Company is (i) required to file with the SEC a registration statement with respect to an offer to exchange the 6 7⁄8% Senior Notes for a new issue of debt securities registered under the 1933 Act with terms substantially identical to those of the 6 7⁄8% Senior Notes and, subject to certain exceptions, consummate, within 365 days after the date of the original issuance of the 6 7⁄8% Senior Notes, such exchange offer, and (ii) in certain circumstances, file a shelf registration statement for the resale of the 6 7⁄8% Senior Notes. If the Company fails to satisfy its registration obligations under the registration rights agreement, then it will be required to pay additional interest to the holders of the 6 7⁄8% Senior Notes at a rate of 0.25% for the first 90 day period after such date and thereafter it will be increased by an additional 0.25% for each subsequent 90 day period that elapses, provided that the aggregate increase in such annual interest rate may in no event exceed 1.0% per annum.

Receivables Facility

On March 21, 2012, CHS and certain of its subsidiaries entered into an accounts receivable loan agreement (the “Receivables Facility”) with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries of the Company also agreed to participate in the Receivables Facility as of that date. On March 31, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries of the Company also agreed to participate in the Receivables Facility as of that date. The existing and future non-self pay patient-related accounts receivable (the “Receivables”) for certain of the Company’s hospitals serves as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2016, subject to customary termination events that could cause an early termination date. The Company maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of the Company’s subsidiaries to CHS, which then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $700 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to the Company or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at June 30, 2014 totaled $607 million and are classified as long-term debt on the condensed consolidated balance sheet. At June 30, 2014, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.2 billion and is included in patient accounts receivable on the condensed consolidated balance sheet.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Loss from Early Extinguishment of Debt

The financing transactions discussed above resulted in a loss from early extinguishment of debt of $73 million and $1 million for the six months ended June 30, 2014 and 2013, respectively, and an after-tax loss of $45 million and less than $1 million for the six months ended June 30, 2014 and 2013, respectively.

Other Debt

As of June 30, 2014, other debt consisted primarily of the mortgage obligation on the Company’s corporate headquarters and other obligations maturing in various installments through 2028.

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to 14 separate interest swap agreements in effect at June 30, 2014, with an aggregate notional amount for currently effective swaps of $2.0 billion, and six forward-starting swap agreements with an aggregate notional amount of $1.4 billion. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, interest on the Revolving Facility and the Term A Facility at a rate per annum equal to LIBOR plus 275 basis points. Loans in respect of the Term D Facility and the Term E Facility accrue interest at a rate per annum equal to LIBOR plus 325 basis points. The Term D Facility is also subject to a 100 basis point LIBOR floor and a 200 basis point Alternate Base Rate floor. See Note 12 for additional information regarding these swaps.

The Company paid interest of $178 million and $147 million on borrowings during the three months ended June 30, 2014 and 2013, respectively, and $352 million and $296 million on borrowings during the six months ended June 30, 2014 and 2013, respectively.

12.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of June 30, 2014 and December 31, 2013, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	June 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Assets:
Cash and cash equivalents	$389	$389	$373	$373
Available-for-sale securities	264	264	65	65
Trading securities	52	52	38	38
Liabilities:
Contingent Value Right (CVR)	18	18	-	-
Credit Facility	7,229	7,270	4,050	4,085
8% Senior Notes	2,019	2,198	2,020	2,172
7 1⁄8% Senior Notes	1,200	1,306	1,200	1,246
2018 Senior Secured Notes	1,600	1,680	1,600	1,662
2021 Senior Secured Notes	1,000	1,029	-	-
6 7⁄8% Senior Notes	3,000	3,180	-	-
Receivables Facility and other debt	674	674	537	537

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the six months ended June 30, 2014 and 2013, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at June 30, 2014, all of the swap agreements entered into by the Company were in a net liability position such that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Interest rate swaps consisted of the following at June 30, 2014:

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value of Liability (in millions)
1	$100	5.231%	July 25, 2014	$-
2	100	5.231%	July 25, 2014	-
3	200	5.160%	July 25, 2014	1
4	75	5.041%	July 25, 2014	-
5	125	5.022%	July 25, 2014	1
6	100	2.621%	July 25, 2014	-
7	100	3.110%	July 25, 2014	-
8	100	3.258%	July 25, 2014	-
9	200	2.693%	October 26, 2014	2
10	300	3.447%	August 8, 2016	18
11	200	3.429%	August 19, 2016	12
12	100	3.401%	August 19, 2016	6
13	200	3.500%	August 30, 2016	12
14	100	3.005%	November 30, 2016	5
15	200	2.055%	July 25, 2019	3	(1)
16	200	2.059%	July 25, 2019	4	(2)
17	200	2.613%	August 30, 2019	2	(3)
18	200	2.515%	August 30, 2019	1	(4)
19	300	2.892%	August 30, 2020	5	(5)
20	300	2.738%	August 30, 2020	2	(6)

(1) This interest rate swap becomes effective July 25, 2014.

(2) This interest rate swap becomes effective July 25, 2014.

(3) This interest rate swap becomes effective August 30, 2015.

(4) This interest rate swap becomes effective August 28, 2015.

(5) This interest rate swap becomes effective August 30, 2015.

(6) This interest rate swap becomes effective August 28, 2015.

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

Assuming no change in June 30, 2014 interest rates, approximately $36 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tabular disclosure provides the amount of pre-tax (gain) loss recognized as a component of OCI during the three and six months ended June 30, 2014 and 2013 (in millions):

	Amount of Pre-Tax (Gain) Loss Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest rate swaps	$(19)	$6	$(22)	$4

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of income during the three and six months ended June 30, 2014 and 2013 (in millions):

Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Pre-Tax Loss Reclassified from AOCL into Income (Effective Portion)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest expense, net	$18	$27	$36	$54

The fair values of derivative instruments in the condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 were as follows (in millions):

	Asset Derivatives						Liability Derivatives
	June 30, 2014			December 31, 2013			June 30, 2014			December 31, 2013
	Balance Sheet Location		Fair Value	Balance Sheet Location		Fair Value	Balance Sheet Location		Fair Value	Balance Sheet Location		Fair Value
Derivatives designated as hedging instruments	Other assets, net	$	-	Other assets, net	$	-	Other long- term liabilities	$	74	Other long- term liabilities	$	124

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

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (in millions):

	June 30, 2014	Level 1	Level 2	Level 3
Available-for-sale securities	$264	$130	$134	$-
Trading securities	52	52	-	-

Total assets	$316	$182	$134	$-

Contingent Value Right (CVR)	$18	$18	$-	$-
CVR-related legal liability	284	-	-	284
Fair value of interest rate swap agreements	74	-	74	-

Total liabilities	$376	$18	$74	$284

	December 31, 2013	Level 1	Level 2	Level 3
Available-for-sale securities	$65	$65	$-	$-
Trading securities	38	38	-	-

Total assets	$103	$103	$-	$-

Fair value of interest rate swap agreements	$88	$-	$88	$-

Total liabilities	$88	$-	$88	$-

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

The CVR represents the estimate of the fair value for the contingent consideration paid to HMA shareholders as part of the HMA merger. The CVR is listed on the NASDAQ and the valuation at June 30, 2014 is based on the quoted trading price for the CVR on the last day of the period. Changes in the estimated fair value of the CVR are recorded in future periods through the statement of income (loss).

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The CVR-related legal liability represents the Company’s estimate of fair value at June 30, 2014 of the liability associated with the legal matters assumed in the HMA merger that were not previously accrued by HMA. In addition, a liability of $42 million is recorded in accrued liabilities in the accompanying condensed consolidated balance sheet in respect of claims that were previously recorded by HMA as a probable contingency. To develop the estimate of fair value, the Company engaged an independent third-party valuation firm to measure the liability. The valuation was made utilizing the Company’s estimates of future outcomes for each legal case and simulating future outcomes based on the timing, probability and distribution of several scenarios using a Monte Carlo simulation model. Other inputs were then utilized for discounting the liability to the measurement date. The HMA legal matters underlying this fair value estimate were evaluated by management to determine the likelihood and impact of each of the potential outcomes. Using that information, as well as the potential correlation and variability associated with each case, a fair value was determined for the estimated future cash outflows to conclude or settle the HMA legal matters included in the analysis, excluding legal fees (which are expensed as incurred). Because of the unobservable nature of the majority of the inputs used to value the liability, the Company has classified the fair value measurement as a Level 3 measurement in the fair value hierarchy.

The fair value of the CVR-related legal liability will be measured each reporting period using similar measurement techniques, updated for the assumptions and facts existing at that date for each of the underlying legal matters. Changes in the fair value of the CVR related legal liability are recorded in future periods through the statement of income (loss).

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at June 30, 2014 resulted in a decrease in the fair value of the related liability of $4 million and an after-tax adjustment of $3 million to OCI. The CVA on the Company’s interest rate swap agreements at December 31, 2013 resulted in a decrease in the fair value of the related liability of $1 million and an after-tax adjustment of less than $1 million to OCI.

The majority of the inputs used to value the Company’s interest rate swap agreements, including the forward interest rate curves and market perceptions of the Company’s credit risk used in the CVAs, are observable inputs available to a market participant. As a result, the Company has determined that the interest rate swap valuations are classified in Level 2 of the fair value hierarchy.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Substantially all of the assets acquired in the HMA merger are recorded as part of the hospital operations segment. The distribution between reportable segments of the Company’s net operating revenues and income (loss) from continuing operations before income taxes is summarized in the following tables (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net operating revenues:
Hospital operations	$4,714	$3,150	$8,840	$6,368
Corporate and all other	65	41	124	85

Total	$4,779	$3,191	$8,964	$6,453

Income (loss) from continuing operations before income taxes:
Hospital operations	$116	$130	$246	$337
Corporate and all other	(9)	(56)	(270)	(115)

Total	$107	$74	$(24)	$222

15.   OTHER COMPREHENSIVE INCOME

The following tables present information about items reclassified out of accumulated other comprehensive income (loss) by component for the three and six months ended June 30, 2014 and 2013 (in millions, net of tax):

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of March 31, 2014	$(47)	$7	$(18)	$(58)
Other comprehensive (loss) income before reclassifications	(12)	3	-	(9)
Amounts reclassified from accumulated other comprehensive income (loss)	12	-	-	12

Net current-period other comprehensive income	-	3	-	3

Balance as of June 30, 2014	$(47)	$10	$(18)	$(55)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2013	$(56)	$7	$(18)	$(67)
Other comprehensive (loss) income before reclassifications	(14)	3	-	(11)
Amounts reclassified from accumulated other comprehensive income (loss)	23	-	-	23

Net current-period other comprehensive income	9	3	-	12

Balance as of June 30, 2014	$(47)	$10	$(18)	$(55)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of March 31, 2013	$(100)	$7	$(33)	$(126)
Other comprehensive income before reclassifications	4	-	-	4
Amounts reclassified from accumulated other comprehensive income (loss)	17	-	-	17

Net current-period other comprehensive income	21	-	-	21

Balance as of June 30, 2013	$(79)	$7	$(33)	$(105)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2012	$(116)	$5	$(34)	$(145)
Other comprehensive income before reclassifications	2	2	-	4
Amounts reclassified from accumulated other comprehensive income (loss)	35	-	1	36

Net current-period other comprehensive income	37	2	1	40

Balance as of June 30, 2013	$(79)	$7	$(33)	$(105)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following table presents a subtotal for each significant reclassification to net income out of accumulated other comprehensive income (loss) and the line item affected in the accompanying condensed consolidated statement of income during the three and six months ended June 30, 2014 and 2013 (in millions):

	Amount reclassified from AOCL
Details about accumulated other comprehensive income (loss) components	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014	Affected line item in the statement where net income is presented
Gains and losses on cash flow hedges
Interest rate swaps	$(18)	$(36)	Interest expense, net
	6	13	Tax benefit

	$(12)	$(23)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$-	$-	Salaries and benefits
Actuarial losses	-	(1)	Salaries and benefits

	-	(1)	Total before tax
	-	1	Tax benefit

	$-	$-	Net of tax

	Amount reclassified from AOCL
Details about accumulated other comprehensive income (loss) components	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Affected line item in the statement where net income is presented
Gains and losses on cash flow hedges
Interest rate swaps	$(27)	$(54)	Interest expense, net
	10	19	Tax benefit

	$(17)	$(35)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$-	$-	Salaries and benefits
Actuarial losses	(1)	(2)	Salaries and benefits

	(1)	(2)	Total before tax
	-	1	Tax benefit

	$(1)	$(1)	Net of tax

16.  CONTINGENCIES

The Company is a party to various legal, regulatory and governmental proceedings incidental to its business. Although the outcome of these proceedings cannot be predicted with certainty, the Company does not believe that any ultimate liability with respect to these actions to which the Company is currently a party will have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

With respect to all legal, regulatory and governmental proceedings, the Company considers the likelihood of a negative outcome. If the Company determines the likelihood of a negative outcome with respect to any such matters is probable and the amount of the loss can be reasonably estimated, the Company records an accrual for the estimated loss for the expected outcome of the matter. If the likelihood of a negative outcome with respect to material matters is reasonably possible and the Company is able to determine an estimate of the possible loss or a range of loss, whether in excess of a related accrued liability or where there is no accrued liability, the Company discloses the estimate of the possible loss or range of loss. However, the Company is unable to estimate a possible loss or range of loss in some instances based on the significant uncertainties involved in, and/or the preliminary nature of, certain legal, regulatory and governmental matters.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

HMA Legal Matters and Related CVR

The CVR agreement entitles the holder to receive a cash payment of up to $1.00 per CVR, subject to downward adjustment based on the final resolution of certain litigation, investigations (whether formal or informal, including subpoenas), or other actions or proceedings related to HMA or its affiliates existing on or prior to July 29, 2013 (the date of the Company’s merger agreement with HMA) as more specifically provided in the CVR agreement (all such matters are referred to as the “HMA Legal Matters”), which include, but are not limited to, investigation and litigation matters as previously disclosed by HMA in public filings with the SEC and described in more detail below. The adjustment reducing the ultimate amount paid to holders of the CVR is determined based on the amount of losses incurred by the Company in connection with the HMA Legal Matters as more specifically provided in the CVR agreement, which generally includes the amount paid for damages, costs, fees and expenses (including, without limitation, attorneys’ fees and expenses), and all fines, penalties, settlement amounts, indemnification obligations and other liabilities (all such losses are referred to as “HMA Losses”). If the aggregate amount of HMA Losses exceeds a deductible of $18 million, then the amount payable in respect of each CVR shall be reduced (but not below zero) by an amount equal to the quotient obtained by dividing: (a) the product of (i) all losses in excess of the deductible and (ii) 90%; by (b) the number of CVRs outstanding on the date on which final resolution of the existing litigation occurs. Based on the 264,544,053 CVRs outstanding, if total HMA Losses do not exceed $18 million, the maximum payment to holders of the CVRs would be approximately $265 million.

The CVRs do not have a finite payment date. Any payments the Company makes under the CVR agreement will be payable within 60 days after the final resolution of the HMA Legal Matters. The CVRs are unsecured obligations of CHS and all payments under the CVRs will be subordinated in right of payment to the prior payment in full of all of the Company’s senior obligations (as defined in the CVR agreement), which include outstanding indebtedness of the Company (subject to certain exceptions set forth in the CVR agreement) and the HMA Losses. The CVR agreement permits the Company to acquire all or some of the CVRs, whether in open market transactions, private transactions or otherwise. As of June 30, 2014, the Company had acquired no CVRs.

The following table represents the impact of legal expenses paid or incurred to date and settlements paid or deemed final as of June 30, 2014 on the amounts owed to CVR holders (in millions):

	Deductible	CHS Responsibility at 10%	Reduction to Amount Owed to CVR Holders at 90%	Total Expenses and Settlement Cost
As of January 27, 2014	$-	$-	$-	$-
Settlements paid	-	-	-	-
Legal expenses incurred and/or paid during the six months ended June 30, 2014	12	-	-	12

As of June 30, 2014	$12	$-	$-	$12

Amounts owed to CVR holders are dependent on the ultimate resolution of the HMA Legal Matters and determination of HMA Losses incurred. The settlement of any or all of the claims and expenses incurred on behalf of the Company in defending itself will (subject to the deductible) reduce the amounts owed to the CVR holders.

Underlying the CVR agreement are a number of claims included in the HMA Legal Matters asserted against HMA. The Company has recorded a liability in connection with those claims as part of the acquired assets and liabilities at the date of acquisition under the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 805 “Business Combinations.” For the estimate of the Company’s liabilities associated with the HMA Legal Matters that will be covered by the CVR and were not previously accrued by HMA, the Company recorded a liability of $284 million as part of the acquisition accounting for the HMA merger based on the Company’s estimate of fair value of such liabilities. The change in this liability from the date of acquisition until June 30, 2014 was immaterial and the fair value of $284 million is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheet. The remaining portion of the estimated liability for claims underlying the CVR agreement had been previously recorded by

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

HMA, as a probable contingency, and has been reflected as an acquired liability. This amount is $42 million and is recorded in accrued liabilities on the accompanying condensed consolidated balance sheet. In addition, although legal fees (which are expensed as incurred) associated with the HMA Legal Matters are not taken into account in connection with the $284 million fair value determination or $42 million accrual noted above, such legal fees are taken into account in determining HMA Losses under the CVR agreement. Certain significant HMA Legal Matters underlying these liabilities are discussed in greater detail below.

HMA Matters Recorded at Fair Value

Medicare/Medicaid Billing Lawsuits

Beginning during the week of December 16, 2013 eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer, et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involved allegations of wrongful billing and was recently settled; U.S. ex rel. Sandra Simmons, v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was recently partially settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. On June 2, 2014, the court entered a stay of this matter until October 6, 2014. The Company intends to defend against the allegations in these matters, but will also be cooperating with the government in the ongoing investigation of these allegations.

During September 2010, HMA received a letter from the Department of Justice (“DOJ”) indicating that an investigation was being conducted to determine whether certain HMA hospitals improperly submitted claims for the implantation of implantable cardioverter defibrillators (“ICDs”). The DOJ’s investigation covers the period commencing with Medicare’s expansion of coverage for ICDs in 2003 to the present. The letter from the DOJ further indicates that the claims submitted by HMA’s hospitals for ICDs and related services need to be reviewed to determine if Medicare coverage and payment was appropriate. During 2010, the DOJ sent similar letters and other requests to a large number of unrelated hospitals and hospital operators across the country as part of a nation-wide review of ICD billing under the Medicare program. The Company is cooperating with the DOJ in its ongoing investigation, which could potentially give rise to claims against HMA and/or certain of its subsidiary hospitals under the False Claims Act or other statutes, regulations or laws. Additionally, the Company is conducting an internal review of hospital medical records related to ICDs that are the subject of the DOJ investigation. To date, the DOJ has not asserted any monetary or other claims against HMA or its hospitals in this matter and, at this time, the Company is unable to determine the potential impact, if any, that will result from the final resolution of the investigation.

Wrongful Termination Lawsuit

In October 2011, a wrongful termination action was commenced against HMA by Paul Meyer, HMA’s former Director of Compliance in the Circuit Court in Broward County, Florida. In the lawsuit, Meyer v. Health Management Associates, Inc., the plaintiff seeks unspecified compensatory and punitive damages. HMA has asserted that Mr. Meyer was terminated after insubordinately refusing to cooperate with HMA’s efforts to comply with its obligations under a government subpoena by refusing to return documents belonging to HMA that were in his possession. HMA has filed a counterclaim against Mr. Meyer for breach of contract, conversion and breach of duty of loyalty. The trial in this matter is scheduled to begin on September 8, 2014. The Company intends to vigorously defend against the wrongful termination allegations made by Mr. Meyer.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Probable Contingencies - HMA

OIG Investigation of Certain HMA Hospitals’ Relationships with Allegiance

On February 22, 2012 and February 24, 2012, the United States Department of Health and Human Services office of the Inspector General (“OIG”) served subpoenas on certain HMA hospitals relating to those hospitals’ relationships with Allegiance Health Management, Inc. (“Allegiance”). Allegiance, which is unrelated to HMA, is a post-acute healthcare management company that provides intensive outpatient psychiatric (“IOP”) services to patients. The HMA hospitals that were served subpoenas were: (i) Central Mississippi Medical Center in Jackson, Mississippi; (ii) Crossgates River Oaks Hospital in Brandon, Mississippi; (iii) Davis Regional Medical Center in Statesville, North Carolina; (iv) Lake Norman Regional Medical Center in Mooresville, North Carolina; (v) the Medical Center of Southeastern Oklahoma in Durant, Oklahoma; and (vi) Natchez Community Hospital in Natchez, Mississippi. Each of those hospitals has or had a contract with Allegiance. Among other things, the subpoenas seek: (i) documents related to the hospitals’ financial relationships with Allegiance; (ii) documents related to patients who received IOP services from Allegiance at the HMA hospitals, including their patient medical records; (iii) documents relating to complaints or concerns regarding Allegiance’s IOP services at the HMA hospitals; (iv) documents relating to employees, physicians and therapists who were involved with the IOP services provided by Allegiance at the HMA hospitals; and (v) other documents related to Allegiance, including leases, contracts, policies and procedures, training documents, budgets and financial analyses. The period of time covered by the subpoenas is January 1, 2008 through the date of subpoena compliance. The Company will continue to cooperate with the investigations. Prior to the HMA merger, HMA determined that a liability for this claim was probable and a liability was recorded by HMA during the quarter ended December 31, 2013, which was assumed as part of the HMA merger.

Department of Justice Investigation of Kyphoplasty Procedures at Certain HMA Hospitals

Several HMA hospitals received letters during 2009 requesting information in connection with a DOJ investigation relating to kyphoplasty procedures. Kyphoplasty is a minimally invasive spinal procedure used to treat vertebral compression fractures. The DOJ is currently investigating hospitals and hospital operators in multiple states to determine whether certain Medicare claims for kyphoplasty were incorrect when billed as an inpatient service rather than as an outpatient service. The DOJ’s investigation originated with a False Claims Act lawsuit against Kyphon, Inc., the company that developed the kyphoplasty procedure. The requested information has been provided to the DOJ and the Company is continuing to cooperate with the investigation. Prior to the HMA merger, HMA determined that a liability for this claim was probable and an incremental liability was recorded by HMA during the quarter ended December 31, 2013, which was assumed as part of the HMA merger.

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

The Company is currently in negotiations with the Department of Justice about resolving the DOJ’s claims in connection with its investigation into the Company’s short stay hospital admissions for the years 2005-2010, as well as their investigation at the Company’s hospital in Laredo, Texas. Based on those negotiations, which are not final, the Company believes that a reserve of $102 million is sufficient to cover the federal government’s claims for Medicare, Tricare, and Medicaid admissions (including the claims described in the Legal Proceedings section in Part II, Item 1 of this Quarterly Report on Form 10-Q related to United States ex rel. and Reuille vs. Community Health Systems Professional Services Corporation and Lutheran Musculoskeletal Center, LLC d/b/a Lutheran Hospital (United States District Court for the Northern District of Indiana, Fort Wayne Division) and the May 2011 subpoena identified as “Shelbyville, Tennessee OIG Subpoena”), certain claims specifically related to the Company’s hospital in Laredo, Texas, and other related legal expenses. This reserve is not meant to include third party legal expenses. The Company is also negotiating a corporate integrity agreement with the Office of the Inspector General of the Department of Health and Human Services.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Summary of Recorded Amounts

There are a number of legal matters for which, based on information currently available, the Company believes that a negative outcome is known or is probable and the amount of the loss is reasonably estimable. Due to the uncertainties and difficulty in predicting the ultimate resolution of these contingencies, the actual amount could differ from the estimated amount; however, the Company does not believe a change in estimate for any of these matters would be material.

The table below presents a reconciliation of the beginning and ending liability balances during the six months ended June 30, 2014 with respect to the Company’s fair value determination in connection with HMA Legal Matters that were not previously accrued by HMA, the estimated liability in connection with HMA Legal Matters that were previously recorded by HMA as a probable contingency, and the remaining contingencies of the Company in respect of which an accrual has been recorded. These accruals do not include the Company’s estimated legal fees associated with such matters, which are expensed as incurred (in millions):

	CVR Related Liability at Fair Value	CVR Related Liability for Probable Contingencies	Other Probable Contingencies
Balance as of December 31, 2013	$-	$-	$119
Assumed liabilities for HMA contingencies	284	42	6
Expense	-	-	4
Cash payments	-	-	(7)

Balance as of June 30, 2014	$284	$42	$122

In the aggregate, attorneys’ fees and other costs incurred but not included in the table above related to probable contingencies and CVR-related contingencies accounted for at fair value, totaled $9 million and less than $1 million for the three months ended June 30, 2014 and 2013, respectively, and $13 million and less than $1 million for the six months ended June 30, 2014 and 2013, respectively, and are included in other operating expenses in the accompanying condensed consolidated statements of income.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Matters for which an Outcome Cannot be Assessed

For all of the legal matters below, the Company cannot at this time assess what the outcome may be and is further unable to determine any estimate of loss or range of loss. Because the matters below are at a preliminary stage and other factors, there are not sufficient facts available to make these assessments.

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

On July 11, 2014, the Company announced that one or more subsidiaries of the Company have executed a definitive agreement to acquire substantially all of the assets of Natchez Regional Medical Center (179 licensed beds) in Natchez, Mississippi for approximately $10 million, plus net working capital. Natchez Regional Medical Center voluntarily filed for Chapter 9 bankruptcy in March 2014. The definitive agreement is subject to approval of the bankruptcy court and an auction of Natchez Regional Medical Center.

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

From time to time, the Company sells and/or repurchases noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods are revised to reflect the status of guarantors or non-guarantors as of June 30, 2014.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

June 30, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$206	$183	$-	$389
Patient accounts receivable, net of allowance for doubtful accounts	-	-	1,056	2,065	-	3,121
Supplies	-	-	370	180	-	550
Prepaid income taxes	193	-	-	-	-	193
Deferred income taxes	317	-	-	-	-	317
Prepaid expenses and taxes	-	-	149	54	-	203
Other current assets	-	-	277	347	-	624

Total current assets	510	-	2,058	2,829	-	5,397

Intercompany receivable	1,179	16,522	3,087	7,869	(28,657)	-

Property and equipment, net	-	-	7,126	3,691	-	10,817

Goodwill	-	-	5,267	3,252	-	8,519

Other assets, net	-	319	1,778	1,045	(605)	2,537

Net investment in subsidiaries	3,135	17,838	6,936	-	(27,909)	-

Total assets	$4,824	$34,679	$26,252	$18,686	$(57,171)	$27,270

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$146	$54	$9	$-	$209
Accounts payable	-	-	718	282	-	1,000
Deferred income taxes	-	-	-	-	-	-
Accrued interest	-	232	-	1	-	233
Accrued liabilities	4	-	1,216	507	-	1,727

Total current liabilities	4	378	1,988	799	-	3,169

Long-term debt	-	15,903	127	692	-	16,722

Intercompany payable	-	14,450	19,396	15,226	(49,072)	-

Deferred income taxes	1,043	-	-	-	-	1,043

Other long-term liabilities	2	812	1,190	383	(605)	1,782

Total liabilities	1,049	31,543	22,701	17,100	(49,677)	22,716

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	689	-	689

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	-	-	-	-	-	-
Common stock	1	-	-	-	-	1
Additional paid-in capital	2,021	1,150	1,284	656	(3,090)	2,021
Treasury stock, at cost	(7)	-	-	-	-	(7)
Accumulated other comprehensive (loss) income	(55)	(55)	(13)	-	68	(55)
Retained earnings	1,815	2,041	2,280	151	(4,472)	1,815

Total Community Health Systems, Inc. stockholders’ equity	3,775	3,136	3,551	807	(7,494)	3,775
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	90	-	90

Total equity	3,775	3,136	3,551	897	(7,494)	3,865

Total liabilities and equity	$4,824	$34,679	$26,252	$18,686	$(57,171)	$27,270

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

December 31, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$238	$135	$-	$373
Patient accounts receivable, net of allowance for doubtful accounts	-	-	866	1,457	-	2,323
Supplies	-	-	256	115	-	371
Prepaid income taxes	107	-	-	-	-	107
Deferred income taxes	101	-	-	-	-	101
Prepaid expenses and taxes	-	-	98	29	-	127
Other current assets	-	-	262	83	-	345

Total current assets	208	-	1,720	1,819	-	3,747

Intercompany receivable	579	9,541	4,534	3,810	(18,464)	-

Property and equipment, net	-	-	4,657	2,394	-	7,051

Goodwill	-	-	2,530	1,894	-	4,424

Other assets, net	-	144	1,454	828	(531)	1,895

Net investment in subsidiaries	3,194	9,335	4,030	-	(16,559)	-

Total assets	$3,981	$19,020	$18,925	$10,745	$(35,554)	$17,117

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$152	$13	$2	$-	$167
Accounts payable	-	-	734	215	-	949
Deferred income taxes	3	-	-	-	-	3
Accrued interest	-	111	-	1	-	112
Accrued liabilities	4	-	871	352	-	1,227

Total current liabilities	7	263	1,618	570	-	2,458

Long-term debt	-	8,718	51	517	-	9,286

Intercompany payable	-	6,226	13,060	8,266	(27,552)	-

Deferred income taxes	906	-	-	-	-	906

Other long-term liabilities	-	619	671	218	(531)	977

Total liabilities	913	15,826	15,400	9,571	(28,083)	13,627

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	358	-	358

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	-	-	-	-	-	-
Common stock	1	-	-	-	-	1
Additional paid-in capital	1,256	1,175	1,274	595	(3,044)	1,256
Treasury stock, at cost	(7)	-	-	-	-	(7)
Accumulated other comprehensive (loss) income	(67)	(67)	(11)	-	78	(67)
Retained earnings	1,885	2,086	2,262	157	(4,505)	1,885

Total Community Health Systems, Inc. stockholders’ equity	3,068	3,194	3,525	752	(7,471)	3,068
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	64	-	64

Total equity	3,068	3,194	3,525	816	(7,471)	3,132

Total liabilities and equity	$3,981	$19,020	$18,925	$10,745	$(35,554)	$17,117

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Operating revenues (net of contractual allowances and discounts)	$-	$(5)	$3,387	$2,149	$-	$5,531
Provision for bad debts	-	-	456	296	-	752

Net operating revenues	-	(5)	2,931	1,853	-	4,779
Operating costs and expenses:
Salaries and benefits	-	-	1,240	988	-	2,228
Supplies	-	-	481	257	-	738
Other operating expenses	-	-	703	417	-	1,120
Electronic health records incentive reimbursement	-	-	(61)	(23)	-	(84)
Rent	-	-	59	52	-	111
Depreciation and amortization			200	82		282
Amortization of software to be abandoned	-	-	19	14	-	33

Total operating costs and expenses	-	-	2,641	1,787	-	4,428

Income from operations	-	(5)	290	66	-	351
Interest expense, net	-	31	206	18	-	255
Loss from early extinguishment of debt	-	-	-	-	-	-
Equity in earnings of unconsolidated affiliates	(42)	(61)	(24)	-	116	(11)

Income from continuing operations before income taxes	42	25	108	48	(116)	107
Provision for (benefit from) income taxes	-	(17)	42	7	-	32

Income from continuing operations	42	42	66	41	(116)	75
Discontinued operations, net of taxes:
Loss from operations of entities held for sale	-	-	(8)	8	-	-
Impairment of hospitals held for sale	-	-	-	(5)	-	(5)

Loss from discontinued operations, net of taxes	-	-	(8)	3	-	(5)

Net income (loss)	42	42	58	44	(116)	70
Less: Net income attributable to noncontrolling interests	-	-	-	28	-	28

Net income (loss) attributable to Community Health Systems, Inc. stockholders	$42	$42	$58	$16	$(116)	$42

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Three Months Ended June 30, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Operating revenues (net of contractual allowances and discounts)	$-	$(4)	$2,389	$1,326	$-	$3,711
Provision for bad debts	-	-	375	145	-	520

Net operating revenues	-	(4)	2,014	1,181	-	3,191
Operating costs and expenses:
Salaries and benefits	-	-	899	629	-	1,528
Supplies	-	-	324	169	-	493
Other operating expenses	-	-	461	252	-	713
Electronic health records incentive reimbursement	-	-	(16)	(8)	-	(24)
Rent	-	-	40	30	-	70
Depreciation and amortization	-	-	129	63	-	192

Total operating costs and expenses	-	-	1,837	1,135	-	2,972

Income from operations	-	(4)	177	46	-	219
Interest expense, net	-	(11)	141	24	-	154
Loss from early extinguishment of debt	-	-	-	-	-	-
Equity in earnings of unconsolidated affiliates	(30)	(24)	(13)	-	58	(9)

Income from continuing operations before income taxes	30	31	49	22	(58)	74
Provision for (benefit from) income taxes	-	1	18	2	-	21

Income from continuing operations	30	30	31	20	(58)	53
Discontinued operations, net of taxes:
(Loss) income from operations of entities held for sale	-	-	(9)	3	-	(6)
Impairment of hospitals held for sale	-	-	-	-	-	-

Loss from discontinued operations, net of taxes	-	-	(9)	3	-	(6)

Net income (loss)	30	30	22	23	(58)	47
Less: Net income attributable to noncontrolling interests	-	-	-	17	-	17

Net income (loss) attributable to Community Health Systems, Inc. stockholders	$30	$30	$22	$6	$(58)	$30

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Six Months Ended June 30, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Operating revenues (net of contractual allowances and discounts)	$-	$(9)	$6,519	$3,910	$-	$10,420
Provision for bad debts	-	-	938	518	-	1,456

Net operating revenues	-	(9)	5,581	3,392	-	8,964
Operating costs and expenses:
Salaries and benefits	-	-	2,393	1,832	-	4,225
Supplies	-	-	899	472	-	1,371
Other operating expenses	-	-	1,369	772	-	2,141
Electronic health records incentive reimbursement	-	-	(84)	(40)	-	(124)
Rent	-	-	114	96	-	210
Depreciation and amortization	-	-	388	149	-	537
Amortization of software to be abandoned	-	-	45	30	-	75

Total operating costs and expenses	-	-	5,124	3,311	-	8,435

Income from operations	-	(9)	457	81	-	529
Interest expense, net	-	71	376	31	-	478
Loss from early extinguishment of debt	-	73	-	-	-	73
Equity in earnings of unconsolidated affiliates	70	(31)	(9)	-	(52)	(22)
Impairment of long-lived assets	-	-	24	-	-	24

(Loss) income from continuing operations before income taxes	(70)	(122)	66	50	52	(24)
Provision for (benefit from) income taxes	-	(52)	25	3	-	(24)

(Loss) income from continuing operations	(70)	(70)	41	47	52	-
Discontinued operations, net of taxes:
(Loss) income from operations of entities held for sale	-	-	(14)	9	-	(5)
Impairment of hospitals held for sale	-	-	-	(22)	-	(22)

Loss from discontinued operations, net of taxes	-	-	(14)	(13)	-	(27)

Net (loss) income	(70)	(70)	27	34	52	(27)
Less: Net income attributable to noncontrolling interests	-	-	-	43	-	43

Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(70)	$(70)	$27	$(9)	$52	$(70)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Six Months Ended June 30, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Operating revenues (net of contractual allowances and discounts)	$-	$(7)	$4,780	$2,677	$-	$7,450
Provision for bad debts	-	-	707	290	-	997

Net operating revenues	-	(7)	4,073	2,387	-	6,453
Operating costs and expenses:
Salaries and benefits	-	-	1,800	1,276	-	3,076
Supplies	-	-	644	342	-	986
Other operating expenses	-	-	894	511	-	1,405
Electronic health records incentive reimbursement	-	-	(27)	(16)	-	(43)
Rent	-	-	79	60	-	139
Depreciation and amortization	-	-	256	125	-	381

Total operating costs and expenses	-	-	3,646	2,298	-	5,944

Income from operations	-	(7)	427	89	-	509
Interest expense, net	-	3	268	39	-	310
Loss from early extinguishment of debt	-	1	-	-	-	1
Equity in earnings of unconsolidated affiliates	(109)	(117)	(31)	-	233	(24)
Impairment of long-lived assets	-	-	-	-	-	-

Income from continuing operations before income taxes	109	106	190	50	(233)	222
Provision for (benefit from) income taxes	-	(3)	67	6	-	70

Income from continuing operations	109	109	123	44	(233)	152
Discontinued operations, net of taxes:
(Loss) income from operations of entities held for sale	-	-	(10)	1	-	(9)
Impairment of hospitals held for sale	-	-	-	-	-	-

Loss from discontinued operations, net of taxes	-	-	(10)	1	-	(9)

Net income (loss)	109	109	113	45	(233)	143
Less: Net income attributable to noncontrolling interests	-	-	-	34	-	34

Net income (loss) attributable to Community Health Systems, Inc. stockholders	$109	$109	$113	$11	$(233)	$109

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net income	$42	$42	$58	$44	$(116)	$70
Other comprehensive income (loss), net of taxes
Net change in fair value of interest rate swaps	-	-	-	-	-	-
Net change in fair value of available-for-sale securities	3	3	3	-	(6)	3
Amortization and recognition of unrecognized pension cost components	-	-	-	-	-	-

Other comprehensive income (loss)	3	3	3	-	(6)	3

Comprehensive income	45	45	61	44	(122)	73
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	28	-	28

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$45	$45	$61	$16	$(122)	$45

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended June 30, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net income	$30	$30	$22	$23	$(58)	$47
Other comprehensive income (loss), net of taxes
Net change in fair value of interest rate swaps	21	21	-	-	(21)	21
Net change in fair value of available-for-sale securities	-	-	-	-	-	-
Amortization and recognition of unrecognized pension cost components	-	-	-	-	-	-

Other comprehensive income (loss)	21	21	-	-	(21)	21

Comprehensive income	51	51	22	23	(79)	68
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	17	-	17

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$51	$51	$22	$6	$(79)	$51

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Loss

Six Months Ended June 30, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net (loss) income	$(70)	$(70)	$27	$34	$52	$(27)
Other comprehensive income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	9	9	-	-	(9)	9
Net change in fair value of available-for-sale securities, net of tax	3	3	3	-	(6)	3
Amortization and recognition of unrecognized pension cost components, net of tax	-	-	-	-	-	-

Other comprehensive income	12	12	3	-	(15)	12

Comprehensive (loss) income	(58)	(58)	30	34	37	(15)
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	43	-	43

Comprehensive (loss) income attributable to Community Health Systems, Inc. stockholders	$(58)	$(58)	$30	$(9)	$37	$(58)

Condensed Consolidating Statement of Comprehensive Income

Six Months Ended June 30, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net income	$109	$109	$113	$45	$(233)	$143
Other comprehensive income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	37	37	-	-	(37)	37
Net change in fair value of available-for-sale securities, net of tax	2	2	2	-	(4)	2
Amortization and recognition of unrecognized pension cost components, net of tax	1	1	1	-	(2)	1

Other comprehensive income	40	40	3	-	(43)	40

Comprehensive income	149	149	116	45	(276)	183
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	34	-	34

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$149	$149	$116	$11	$(276)	$149

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net cash (used in) provided by operating activities	$69	$196	$392	$(143)	$-	$514

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(2,828)	(213)	-	(3,041)
Purchases of property and equipment	-	-	(282)	(79)	-	(361)
Proceeds from disposition of ancillary operations	-	-	-	12	-	12
Proceeds from sale of property and equipment	-	-	2	1	-	3
Purchases of available-for-sale securities	-	-	-	(137)	-	(137)
Proceeds from sales of available-for-sale securities	-	-	-	123	-	123
Increase in other investments	-	-	(185)	(66)	-	(251)

Net cash used in investing activities	-	-	(3,293)	(359)	-	(3,652)

Cash flows from financing activities:
Proceeds from exercise of stock options	14	-	-	-	-	14
Repurchase of restricted stock shares for payroll tax withholding requirements	(11)	-	-	-	-	(11)
Stock buy-back	-	-	-	-	-	-
Deferred financing costs and other-debt related costs	-	(269)	-	-	-	(269)
Excess tax benefit relating to stock-based compensation	3	-	-	-	-	3
Proceeds from noncontrolling investors in joint ventures	-	-	-	10	-	10
Redemption of noncontrolling investments in joint ventures	-	-	-	(6)	-	(6)
Distributions to noncontrolling investors in joint ventures	-	-	-	(44)	-	(44)
Changes in intercompany balances with affiliates, net	(75)	(3,282)	2,855	502	-	-
Borrowings under credit agreements	-	7,455	20	13	-	7,488
Issuance of long-term debt	-	4,000	-	-	-	4,000
Proceeds from receivables facility	-	-	-	133	-	133
Repayments of long-term indebtedness	-	(8,100)	(6)	(58)	-	(8,164)

Net cash provided by (used in) financing activities	(69)	(196)	2,869	550	-	3,154

Net change in cash and cash equivalents	-	-	(32)	48	-	16
Cash and cash equivalents at beginning of period	-	-	238	135	-	373

Cash and cash equivalents at end of period	$-	$-	$206	$183	$-	$389

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 30, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net cash (used in) provided by operating activities	$(83)	$4	$431	$(43)	$-	$309

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(5)	(5)	-	(10)
Purchases of property and equipment	-	-	(254)	(41)	-	(295)
Proceeds from sale of property and equipment	-	-	1	1	-	2
Purchases of available-for-sale securities	-	-	-	-	-	-
Proceeds from sales of available-for-sale securities	-	-	-	-	-	-
Increase in other investments	-	-	(110)	(25)	-	(135)

Net cash used in investing activities	-	-	(368)	(70)	-	(438)

Cash flows from financing activities:
Proceeds from exercise of stock options	104	-	-	-	-	104
Repurchase of restricted stock shares for payroll tax withholding requirements	(15)	-	-	-	-	(15)
Stock buy-back	(27)	-	-	-	-	(27)
Deferred financing costs and other-debt related costs	-	-	-	(1)	-	(1)
Excess tax benefit relating to stock-based compensation	6	-	-	-	-	6
Proceeds from noncontrolling investors in joint ventures	-	-	-	-	-	-
Redemption of noncontrolling investments in joint ventures	-	-	-	-	-	-
Distributions to noncontrolling investors in joint ventures	-	-	-	(38)	-	(38)
Changes in intercompany balances with affiliates, net	15	221	(209)	(27)	-	-
Borrowings under credit agreements	-	275	20	1	-	296
Issuance of long-term debt	-	-	-	-	-	-
Proceeds from receivables facility	-	-	-	300	-	300
Repayments of long-term indebtedness	-	(500)	(14)	(119)	-	(633)

Net cash provided by (used in) financing activities	83	(4)	(203)	116	-	(8)

Net change in cash and cash equivalents	-	-	(140)	3	-	(137)
Cash and cash equivalents at beginning of period	-	-	272	116	-	388

Cash and cash equivalents at end of period	$-	$-	$132	$119	$-	$251

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read this discussion together with our unaudited condensed consolidated financial statements and the accompanying notes included herein.

Throughout this Quarterly Report on Form 10-Q, we refer to Community Health Systems, Inc., or the Parent Company, and its consolidated subsidiaries in a simplified manner and on a collective basis, using words like “we,” “our,” “us” and the “Company”. This drafting style is suggested by the Securities and Exchange Commission, or SEC, and is not meant to indicate that the publicly-traded Parent Company or any particular subsidiary of the Parent Company owns or operates any asset, business or property. The hospitals, operations and businesses described in this filing are owned and operated, and management services provided, by distinct and indirect subsidiaries of Community Health Systems, Inc.

Executive Overview

We are one of the largest publicly-traded operators of hospitals in the United States in terms of number of facilities and net operating revenues. We provide healthcare services through the hospitals that we own and operate in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and other outpatient services to patients in the communities in which we are located. As of June 30, 2014, included in continuing operations are 198 hospitals that we owned or leased, comprised of 194 general acute care hospitals and four stand-alone rehabilitation or psychiatric hospitals. In addition to our hospitals and related businesses, we own and operate home care agencies, located primarily in markets where we also operate a hospital. Also, through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services.

On January 27, 2014, we and one of our wholly-owned subsidiaries completed the acquisition of Health Management Associates, Inc., or HMA, by acquiring all the outstanding shares of common stock of HMA, or HMA common stock, for approximately $7.3 billion, including the assumption of approximately $3.8 billion of indebtedness, consisting of a combination of cash and Parent Company common stock. Each share of HMA common stock issued and outstanding immediately prior to the effective time of the HMA merger was converted into the right to receive $10.50 in cash, 0.06942 of a share of the Parent Company’s common stock, and one contingent value right, or CVR, which entitles the holder of each CVR to receive a cash payment of $1.00 per share, following and conditioned upon the final resolution of certain legal matters involving HMA, subject to downward adjustments relating to the amount of certain losses arising out of or relating to such legal matters. At the time of the completion of the HMA merger, HMA owned and operated 71 hospitals in 15 states in non-urban communities located primarily in the southeastern United States. During the three and six months ended June 30, 2014, we recognized approximately $22 million and $78 million of acquisition and integration expenses related to the HMA merger, respectively.

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

We believe the HMA merger will benefit us since it expanded the number of markets we serve and reduced our concentration of credit risk and other risks in any one state. We also believe that synergies obtained from eliminating duplicate corporate functions and centralizing many support functions will allow us to improve HMA’s margins. This merger also extends and strengthens our hospital and physician networks. Operating results and statistical data for the three and six-month periods ended June 30, 2014, include comparative information for the operations of the acquired HMA hospitals from January 27, 2014, the date of the HMA merger. Throughout this executive overview and management’s discussion and analysis, same-store operating results and statistical data for both the three and six months ended June 30, 2014 and 2013 is hereinafter defined to include the hospitals acquired in the HMA merger. For the hospitals acquired in the HMA merger, this same-store information reflects the periods from February through June 2014 and 2013 for the six-month comparisons and from April through June 2014 and 2013 for the three-month comparisons, in each case as if they were owned during both comparable periods. For all hospitals owned throughout both periods, the same-store operating results and statistical data reflects the indicated three-month and six-month periods. In addition, the same-store comparisons exclude our hospitals that have previously been classified as discontinued operations for accounting purposes.

In addition, during the six months ended June 30, 2014, we completed the acquisition of a hospital in Sharon, Pennsylvania as well as a hospital in Ocala, Florida with the hospital in Ocala, Florida being acquired through a long-term prepaid lease executed in conjunction with a joint venture arrangement with an affiliate of a regional not-for-profit healthcare system.

Our net operating revenues for the three months ended June 30, 2014, increased $1.6 billion to approximately $4.8 billion compared to approximately $3.2 billion for the three months ended June 30, 2013. We had income from continuing operations before noncontrolling interests of $75 million during the three months ended June 30, 2014, compared to income of $53 million for the three months ended June 30, 2013. Income from continuing operations before noncontrolling interests included an after-tax charge of $8 million for acquisition and integration expenses from the HMA merger, an after-tax charge of $21 million for the acceleration of amortization of software to be abandoned, and an after-tax charge of $6 million for legal expenses related to the HMA legal proceedings underlying the CVR agreement. Consolidated inpatient admissions for the three months ended June 30, 2014, increased 47.8%, compared to the three months ended June 30, 2013, and consolidated adjusted admissions for the three months ended June 30, 2014 increased 51.6%, compared to the three months ended June 30, 2013. These increases were primarily due to the HMA merger during 2014. Same-store inpatient admissions for the three months ended June 30, 2014, decreased 4.8%, compared to the three months ended June 30, 2013, and same-store adjusted admissions for the three months ended June 30, 2014 decreased 1.2%, compared to the three months ended June 30, 2013.

Our net operating revenues for the six months ended June 30, 2014, increased $2.5 billion to approximately $9.0 billion compared to approximately $6.5 billion for the six months ended June 30, 2013. We had a nominal loss from continuing operations before noncontrolling interests during the six months ended June 30, 2014, compared to income of $152 million for the six months ended June 30, 2013. Loss from continuing operations before noncontrolling interests included an after-tax charge of $45 million for loss from early extinguishment of debt, $41 million after-tax expense for acquisition and integration expenses from the HMA merger, an after-tax charge of $47 million for the acceleration of amortization on software to be abandoned, an after-tax charge of $15 million for impairment of software costs taken out of service and an $8 million after-tax charge for the HMA legal proceedings underlying the CVR agreement. Consolidated inpatient admissions for the six months ended June 30, 2014, increased 36.1%, compared to the six months ended June 30, 2013, and consolidated adjusted admissions for the six months ended June 30, 2014 increased 40.1%, compared to the six months ended June 30, 2013. These increases were primarily due to the HMA merger during 2014. Same-store inpatient admissions for the six months ended June 30, 2014, decreased 6.3%, compared to the six months ended June 30, 2013, and same-store adjusted admissions for the six months ended June 30, 2014 decreased 3.2%, compared to the six months ended June 30, 2013.

Self-pay revenues represented approximately 12.8% and 13.7% of our net operating revenues, net of contractual allowances and discounts (but before provision for bad debts), for the three months ended June 30, 2014 and 2013, respectively, and 13.6% for both of the six-month periods ended June 30, 2014 and 2013. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 3.0% and 5.1% for the three months ended June 30, 2014 and 2013, respectively, and 3.3% and 5.2% for the six months ended June 30, 2014 and 2013, respectively. Direct and indirect costs incurred by us in providing charity care services were approximately 0.5% and 0.9% of net operating revenues for each of the three-month and six-month periods ended June 30, 2014 and 2013, respectively.

The Patient Protection and Affordable Care Act of 2010, or the Reform Legislation, mandates that substantially all U.S. citizens maintain medical insurance coverage, which has begun to increase the number of persons with access to health insurance in the United States. The Reform Legislation expands health insurance coverage through a combination of public program expansion and private sector health insurance reforms.

Based on the Congressional Budget Office projections issued in February of 2014, the Reform Legislation could result in 13 million and 25 million formerly uninsured Americans gaining insurance coverage by the end of 2014 and 2016, respectively. In an April 2014 report, the CBO projects, by the end of 2016, a 45% reduction in the number of nonelderly Americans who remain uninsured due to the effects on insurance coverage from the Reform Legislation. The 29 states in which we operate hospitals include nine of the 10 states with the highest percentage of nonelderly uninsured people from among the state’s nonelderly population. More broadly, the 29 states in which we operate hospitals include 26 of the 30 states with the highest percentage of nonelderly uninsured people from among the state’s nonelderly population.

As a result of a 2012 Supreme Court decision, states may opt out of the Medicaid coverage expansion provisions of the Reform Legislation without losing existing federal Medicaid funding. Some states have opted not to expand their Medicaid programs, but could decide at a later date to expand their Medicaid programs. In states that do not expand their Medicaid programs, the number of uninsured patients at our hospitals will likely decline by a smaller margin as compared to our expectations when the Reform Legislation was first adopted. Of the 29 states in which we operate hospitals, 12 states are expanding their Medicaid programs. At this time, the other 17 states are not expanding Medicaid coverage. Florida, Indiana, Pennsylvania, Tennessee and Texas, where we operated a significant number of hospitals as of June 30, 2014, are five of the states that have not expanded Medicaid coverage. Three of the states in which we operate that have not expanded Medicaid, including Pennsylvania, are evaluating options such as waiver plans to operate an alternative Medicaid expansion plan.

Our hospitals are well positioned to participate in the provider networks of various QHPs offering plan options on the health insurance exchanges. As of June 30, 2014, 196 of our 198 hospitals in continuing operations participated in a health insurance exchange agreement, 90% of our hospitals possessed two or more contracts, 87% of our hospitals had a contract with the first or second lowest cost bronze plans (QHPs with a 60% actuarial value), and 90% of our hospitals had a contract with the first or second lowest cost silver plans (QHPs with a 70% actuarial value). Most of our exchange reimbursement arrangements reflect a slight discount to that of commercial rates.

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

We believe the expansion of private sector and Medicaid coverage will, over time, increase our reimbursement related to providing services to individuals who were previously uninsured, which should reduce our expense from uncollectible accounts receivable. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement are scheduled to take effect over a number of years. Over time, we believe the net impact of the overall changes as a result of the Reform Legislation will have a positive effect on our net operating revenues. Other provisions of the Reform Legislation, such as requirements related to employee health insurance coverage, should increase our operating costs. Because of the many variables involved, including clarifications and modifications resulting from the rule-making process, the development of agency guidance and future judicial interpretations, whether and how many states decide to expand or not to expand Medicaid coverage, the number of uninsured who elect to purchase health insurance coverage, budgetary issues at federal and state levels, and the potential for delays in the implementation of some of the provisions of the Reform Legislation, we may not be able to realize the positive impact the Reform Legislation may otherwise have on our business, results of operations, cash flow, capital resources and liquidity. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.

In a number of markets, we have partnered with local physicians in the ownership of our facilities. Such investments have been permitted under an exception to the federal physician self-referral law, or Stark Law, that allows physicians to invest in an entire hospital (as opposed to individual hospital departments). The Reform Legislation changed the “whole hospital” exception to the Stark Law. The Reform Legislation permits existing physician investments in a whole hospital to continue under a “grandfather” clause if the arrangement satisfies certain requirements and restrictions, but physicians are now prohibited, from the time the Reform Legislation became effective, from increasing the aggregate percentage of their ownership in the hospital. The Reform Legislation also restricts the ability of existing physician-owned hospitals to expand the capacity of their facilities.

In addition, the American Recovery and Reinvestment Act of 2009 included provisions for implementing health information technology under the Health Information Technology for Economic and Clinical Health Act, or HITECH. These provisions were designed to promote the use of electronic health records, or EHR, technology and established the requirements for a Medicare and Medicaid incentive payments program beginning in 2011 for eligible hospitals and professionals that adopt and meaningfully use certified EHR technology. These payments are intended to incentivize the meaningful use of EHR. Rules adopted in July 2010 by the Department of Health and Human Services established an initial set of standards and certification criteria. Our hospital facilities have been implementing EHR technology on a facility-by-facility basis since 2011. We anticipate recognizing incentive reimbursement related to the Medicare or Medicaid incentives as we are able to implement the certified EHR technology and meet the defined “meaningful use criteria,” and information from completed cost report periods is available from which to calculate the incentive reimbursement. The timing of recognizing incentive reimbursement will not correlate with the timing of recognizing operating expenses and incurring capital costs in connection with the implementation of EHR technology which may result in material period-to-period changes in our future results of operations. Beginning in 2015, eligible hospitals and professionals that have not demonstrated meaningful use of certified EHR technology and have not applied and qualified for a hardship exception are subject to penalties. For eligible hospitals, the penalty would be a reduced market basket update to the inpatient prospective payment system standardized amount in 2015 and each subsequent fiscal year. For eligible professionals, the penalty would be a 1% per year cumulative reduction applied to the Medicare physician fee schedule amount for covered professional services, subject to a cap of 5%.

Although we believe that our hospital facilities will be in compliance with the meaningful use standards by 2015, there can be no assurance that all of our facilities will be in compliance and therefore not subject to the penalty provisions of HITECH. We recognized approximately $84 million and $24 million during the three months ended June 30, 2014 and 2013, respectively, and $124 million and $43 million for the six months ended June 30, 2014 and 2013, respectively, of incentive reimbursement for HITECH incentive reimbursements from Medicare and Medicaid related to certain of our hospitals and for certain of our employed physicians, which are presented as a reduction of operating expenses.

As a result of our current levels of cash, available borrowing capacity, long-term outlook on our debt repayments, the refinancing of our term loans and our continued projection of our ability to generate cash flows, we anticipate that we will be able to invest the necessary capital in our business over the next twelve months and into the foreseeable future. We believe there continues to be ample opportunity for growth in substantially all of our markets by decreasing the need for patients to travel outside their communities for healthcare services. Furthermore, we continue to benefit from synergies from our acquisitions and will continue to strive to improve operating efficiencies and procedures in order to improve our profitability at all of our hospitals.

Sources of Revenue

The following table presents the approximate percentages of operating revenues, net of contractual allowances and discounts (but before provision for bad debts), by payor source for the periods indicated. The data for the periods presented are not strictly comparable due to the effect that hospital acquisitions have had on these statistics.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Medicare	25.6%	24.7%	26.0%	25.3%
Medicaid	10.6	10.5	10.0	9.6
Managed Care and other third-party payors	51.0	51.1	50.4	51.5
Self-pay	12.8	13.7	13.6	13.6

Total	100.0%	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect revenues received from the Medicare and Medicaid programs to increase due to the general aging of the population. In addition, the Reform Legislation, currently in effect, should increase the number of insured patients, which, in turn, should reduce revenues from self-pay patients and reduce our provision for bad debts. The Reform Legislation, however, imposes significant reductions in amounts the government pays Medicare managed care plans. The trend toward increased enrollment in Medicare managed care may adversely affect our operating revenue growth. Other provisions in the Reform Legislation impose minimum medical-loss ratios and require insurers to meet specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our operating revenue growth. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income (loss) by an insignificant amount in each of the three-month and six-month periods ended June 30, 2014 and 2013.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On August 19, 2013, CMS issued the final rule to adjust this index by 2.5% for hospital inpatient acute care services that are reimbursed under the prospective payment system. The final rule also made other payment adjustments that, coupled with the 0.5% multifactor productivity reduction and a 0.3% reduction to hospital inpatient rates implemented pursuant to the Reform Legislation, yielded an estimated net 0.5% increase in reimbursement for hospital inpatient acute care services beginning October 1, 2013. CMS also implemented new admission and medical review criteria for inpatient services commonly known as the “two midnight rule.” Under the rule, Medicare beneficiaries are only to be admitted as inpatients when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. Compliance with the two midnight rule was required beginning October 1, 2013 and will become subject to Recovery Audit Contractor audits beginning April 1, 2015. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues.

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

Results of Operations

Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services. The strongest demand for hospital services generally occurs during January through April and the weakest demand for these services occurs during the summer months. Accordingly, eliminating the effect of new acquisitions, our net operating revenues and earnings are historically highest during the first quarter and lowest during the third quarter. Same-store operating results include the hospitals acquired in the HMA merger. For the hospitals acquired in the HMA merger, this same-store information reflects the periods from February through June 2014 and 2013 for the six-month comparisons and from April through June 2014 and 2013 for the three-month comparisons, in each case as if they were owned during both comparable periods. For all hospitals owned throughout both periods, the same-store information reflects the indicated three-month and six-month periods.

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013

	(Expressed as a percentage of net operating revenues)
Consolidated (a):
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (b)	(86.0)	(87.1)	(87.3)	(86.2)
Depreciation and amortization	(6.6)	(6.0)	(6.8)	(5.9)

Income from operations	7.4	6.9	5.9	7.9
Interest expense, net	(5.3)	(4.8)	(5.3)	(4.8)
Loss from early extinguishment of debt	-	-	(0.8)	-
Equity in earnings of unconsolidated affiliates	0.2	0.3	0.2	0.4
Impairment of long-lived assets	-	-	(0.3)	-

Income (loss) from continuing operations before income taxes	2.3	2.4	(0.3)	3.5
(Provision) benefit for income taxes	(0.7)	(0.7)	0.3	(1.1)

Income (loss) from continuing operations	1.6	1.7	0.0	2.4
Loss from discontinued operations, net of taxes	(0.1)	(0.2)	(0.3)	(0.2)

Net income (loss)	1.5	1.5	(0.3)	2.2
Less: Net income attributable to noncontrolling interests	(0.6)	(0.6)	(0.5)	(0.5)

Net income (loss) attributable to Community Health Systems, Inc. stockholders	0.9%	0.9%	(0.8) %	1.7%

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Percentage increase (decrease) from same period prior year (a):
Net operating revenues	49.8%	38.9%
Admissions	47.8	36.1
Adjusted admissions (c)	51.6	40.1
Average length of stay	-	-
Net income (loss) attributable to Community Health Systems, Inc. (d)	40.0	(164.2)
Same-store percentage increase (decrease) from same period prior year (a)(e):
Net operating revenues	0.4%	(1.7)%
Admissions	(4.8)	(6.3)
Adjusted admissions (c)	(1.2)	(3.2)

(a)	We have restated our prior period financial statements and statistical results to reflect the reclassification as discontinued operations for the hospitals held for sale at June 30, 2014.
(b)	Operating expenses include salaries and benefits, supplies, other operating expenses, electronic health records incentive reimbursement and rent.
(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(d)	Includes loss from discontinued operations.
(e)	Includes former HMA hospitals for the months of February through June 2014 and 2013 with respect to the above six-month comparisons and the months of April through June 2014 and 2013 with respect to the above three-month comparisons. For all hospitals owned throughout both periods, the same-store operating results and statistical data reflects the indicated three-month and six-month periods.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Net operating revenues increased $1.6 billion to approximately $4.8 billion for the three months ended June 30, 2014, from approximately $3.2 billion for the three months ended June 30, 2013. During the three months ended June 30, 2014, net operating revenues from hospitals acquired in 2014 contributed approximately $1.6 billion and net operating revenues from hospitals owned throughout both periods contributed approximately $33 million to this increase. On a same-store basis, net operating revenues increased 0.4% during the three months ended June 30, 2014.

On a consolidated basis, inpatient admissions increased by 47.8% and adjusted admissions increased by 51.6% during the three months ended June 30, 2014. These increases were primarily due to the HMA merger during 2014. On a same-store basis, inpatient admissions decreased by 4.8% and adjusted admissions decreased by 1.2% during the three months ended June 30, 2014. This decrease in same-store inpatient admissions was reflective of fewer flu and respiratory-related admissions, fewer admissions in short stays including the impact from the two-midnight rule and lower admissions due to service closures in a few of our hospitals during the three months ended June 30, 2014, as compared to the three months ended June 30, 2013.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, decreased from 87.1% for the three months ended June 30, 2013 to 86.0% for the three months ended June 30, 2014 primarily due to the changes in operating expenses described below. Salaries and benefits, as a percentage of net operating revenues, decreased from 47.9% for the three months ended June 30, 2013 to 46.6% for the three months ended June 30, 2014. This decrease in salaries and benefits, as a percentage of net operating revenues, was primarily due to productivity improvement from integrating HMA into our operations. Supplies, as a percentage of net operating revenues, remained consistent at 15.4% for both of the three-month periods ended June 30, 2014 and 2013. Other operating expenses, as a percentage of net operating revenues, increased from 22.4% for the three months ended June 30, 2013 to 23.5% for the three months ended June 30, 2014. This increase in other operating expenses, as a percentage of net operating revenues, was primarily due to increases in expenses related to achieving meaningful use compliance and acquisition and integration-related expenses, primarily related to the HMA merger. Rent, as a percentage of net operating revenues, increased from 2.2% for the three months ended June 30, 2013 to 2.3% for the three months ended June 30, 2014. This increase in rent was primarily due to an increase in the number of leased assets from the hospitals acquired in the HMA merger.

Electronic health records incentive reimbursements represent those incentives under the HITECH Act for which the recognition criterion has been met. We recognized approximately $84 million and $24 million of incentive reimbursements, or 1.8% and 0.8% of net operating revenues, for the three months ended June 30, 2014 and 2013, respectively. We received cash payments of $25 million and $38 million for these incentives during the three months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and 2013, $15 million and $50 million, respectively, were recorded as deferred revenue as all criteria for gain recognition had not been met. Operating expenses, including depreciation and amortization, incurred related to the installation and adoption of electronic health records as a percentage of net operating revenues were 1.4% and 0.9% for the three months ended June 30, 2014 and 2013, respectively, of which depreciation and amortization represented 0.5% of net operating revenues for both of the three-month periods ended June 30, 2014 and 2013.

Depreciation and amortization, including $33 million of amortization of software to be abandoned, as a percentage of net operating revenues, increased from 6.0% for the three months ended June 30, 2013 to 6.6% for the three months ended June 30, 2014. This increase was due primarily to the shortening of the remaining useful life of software currently in use with an expected abandonment date of July 1, 2014.

Interest expense, net, increased by $101 million from $154 million for the three months ended June 30, 2013, to $255 million for the three months ended June 30, 2014. An increase in our average outstanding debt during 2014, primarily due to the additional debt incurred to acquire HMA, resulted in an increase in interest expense of $113 million. This increase in interest expense was partially offset by a decrease in interest rates during 2014, compared to 2013, which resulted in a decrease in interest expense of $12 million.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased from 0.3% for the three months ended June 30, 2013 to 0.2% for the three months ended June 30, 2014.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes increasing $33 million from $74 million for the three months ended June 30, 2013 to $107 million for the three months ended June 30, 2014.

Provision for income taxes from continuing operations increased from $21 million for the three months ended June 30, 2013 to $32 million for the three months ended June 30, 2014 due to the increase in income from continuing operations before income taxes. Our effective tax rates were 30.0% and 28.2% for the three months ended June 30, 2014 and 2013, respectively. The increase in our effective tax rate is primarily related to non-deductible transaction costs associated with the HMA merger.

Income from continuing operations, as a percentage of net operating revenues, decreased from 1.7% for the three months ended June 30, 2013 to 1.6% for the three months ended June 30, 2014.

Net income, as a percentage of net operating revenues, remained consistent at 1.5% for both of the three-month periods ended June 30, 2014 and 2013.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, remained consistent at 0.6% for both of the three-month periods ended June 30, 2014 and 2013.

Net income attributable to Community Health Systems, Inc. was $42 million for the three months ended June 30, 2014, compared to $30 million for the three months ended June 30, 2013, an increase of 40%. This increase for the three months ended June 30, 2014 was primarily attributable to a decrease in operating expenses as a percentage of net operating revenues, partially offset by increased depreciation and amortization expense from the acceleration of amortization of software to be abandoned, as discussed above.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Net operating revenues increased $2.5 billion to approximately $9.0 billion for the six months ended June 30, 2014, from approximately $6.5 billion for the six months ended June 30, 2013. Net operating revenues from hospitals acquired in 2014 contributed $2.7 billion to this increase, offset by a decrease of $236 million in net operating revenues from hospitals owned throughout both periods. On a same-store basis, net operating revenues decreased 1.7% during the six months ended June 30, 2014.

On a consolidated basis, inpatient admissions increased by 36.1% and adjusted admissions increased by 40.1% during the six months ended June 30, 2014. These increases were primarily due to the HMA merger during 2014. On a same-store basis, inpatient admissions decreased by 6.3% and adjusted admissions decreased by 3.2% during the six months ended June 30, 2014. This decrease in same-store inpatient admissions was reflective of lower admissions from the impact of the severe winter weather, fewer flu and respiratory-related admissions, fewer admissions in short stays including the impact from the two-midnight rule, lower readmissions and lower admissions due to service closures in a few of our hospitals during the six months ended June 30, 2014, as compared to the six months ended June 30, 2013.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased from 86.2% for the six months ended June 30, 2013 to 87.3% for the six months ended June 30, 2014 primarily due to the changes in operating expenses described below. Salaries and benefits, as a percentage of net operating revenues, decreased from 47.7% for the six months ended June 30, 2013 to 47.1% for the six months ended June 30, 2014. This decrease in salaries and benefits, as a percentage of net operating revenues, was primarily due to productivity improvement from integrating HMA into our operations. Supplies, as a percentage of net operating revenues, remained consistent at 15.3% for both of the six-month periods ended June 30, 2014 and 2013. Other operating expenses, as a percentage of net operating revenues, increased from 21.7% for the six months ended June 30, 2013 to 24.0% for the six months ended June 30, 2014. This increase in other operating expenses, as a percentage of net operating revenues, was primarily due to increased acquisition and integration-related expenses, primarily related to the HMA merger, and expenses associated with the severe winter weather such as snow removal and additional fuel costs. Rent, as a percentage of net operating revenues, increased from 2.2% for the six months ended June 30, 2013 to 2.3% for the six months ended June 30, 2014. This increase in rent was primarily due to an increase in the number of leased assets from the hospitals acquired in the HMA merger.

Electronic health records incentive reimbursements represent those incentives under the HITECH Act for which the recognition criterion has been met. We recognized approximately $124 million and $43 million of incentive reimbursements, or 1.4% and 0.7% of net operating revenues, for the six months ended June 30, 2014 and 2013, respectively. We received cash payments of $87 million and $83 million for these incentives during the six months ended June 30, 2014 and 2013, respectively. As of June 30, 2014 and 2013, $15 million and $50 million, respectively, were recorded as deferred revenue as all criteria for gain recognition had not been met. Operating expenses, including depreciation and amortization, incurred related to the installation and adoption of electronic health records as a percentage of net operating revenues were 1.1% and 0.7% for the six months ended June 30, 2014 and 2013, respectively, of which depreciation and amortization represented 0.5% and 0.4% of net operating revenues for the six months ended June 30, 2014 and 2013, respectively.

Depreciation and amortization, including $75 million of amortization of software to be abandoned, as a percentage of net operating revenues, increased from 5.9% for the six months ended June 30, 2013 to 6.8% for the six months ended June 30, 2014. This increase was due primarily to the shortening of the remaining useful life of software currently in use with an expected abandonment date of July 1, 2014.

Interest expense, net, increased by $168 million from $310 million for the six months ended June 30, 2013, to $478 million for the six months ended June 30, 2014. An increase in our average outstanding debt during 2014, primarily due to the additional debt incurred to acquire HMA, resulted in an increase in interest expense of $176 million. In addition, an increase in interest expense of $1 million occurred as a result of less interest being capitalized during 2014, as compared to 2013, because the prior year period had more major construction projects. These increases in interest expense were partially offset by a decrease in interest rates during 2014, compared to 2013, which resulted in a decrease in interest expense of $9 million.

The loss from early extinguishment of debt of $73 million was recognized during the six months ended June 30, 2014 after the repayment of the outstanding term loans under the Credit Facility. The loss from early extinguishment of debt of $1 million was recognized during the six months ended June 30, 2013 after the repayment of $207 million of the outstanding term loans under the Credit Facility.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased from 0.4% for the six months ended June 30, 2013 to 0.2% for the six months ended June 30, 2014.

In connection with the HMA merger, we further analyzed our intangible assets related to internal-use software used in certain of our hospitals for patient and clinical systems, including software required to meet criteria for meaningful use attestation and ICD-10 compliance. This analysis resulted in management reassessing its usage of certain software products and rationalizing that, with the addition of the HMA hospitals in the first quarter of 2014, those software applications were going to be discontinued and replaced with new applications that better integrate meaningful use and ICD-10 compliance, are more cost effective and can be implemented at a greater efficiency of scale over future implementations. Because of this decision by executive management of the Company, an impairment charge of approximately $24 million was recorded during the six months ended June 30, 2014.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes decreasing $246 million from $222 million for the six months ended June 30, 2013 to a loss of $24 million for the six months ended June 30, 2014.

Provision for income taxes from continuing operations decreased from $70 million for the six months ended June 30, 2013 to an income tax benefit of $24 million for the six months ended June 30, 2014 due to the decrease in income from continuing operations before income taxes. Our effective tax rates were 98.3% and 31.5% for the six months ended June 30, 2014 and 2013, respectively. The increase in our effective tax rate for the six months ended June 30, 2014 is primarily related to the transaction fees and loss from early extinguishment of debt related to the HMA merger, creating a loss before income taxes, whereas the provision for income taxes also includes the tax utility of the income attributable to noncontrolling interests, which is disproportionate to the reported loss before income taxes. Including the expense related to income attributable to noncontrolling interests, the effective tax rate for the six months ended June 30, 2014 and 2013 would have been 35.8% and 37.2%, respectively.

Income from continuing operations, as a percentage of net operating revenues, decreased from 2.4% for the six months ended June 30, 2013 to a nominal net loss of 0% for the six months ended June 30, 2014.

Net income, as a percentage of net operating revenues, decreased from 2.2% for the six months ended June 30, 2013 to a net loss of 0.3% for the six months ended June 30, 2014.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, remained consistent at 0.5% for both of the six-month periods ended June 30, 2014 and 2013.

Net income attributable to Community Health Systems, Inc. was $109 million for the six months ended June 30, 2013, compared to a net loss of $70 million for the six months ended June 30, 2014, a decrease of 164.2%. This decrease for the six months ended June 30, 2014 was primarily attributable to an increase in operating expenses, including depreciation and amortization, as a percentage of net operating revenues, which were impacted by lower volumes during the six months, loss from early extinguishment of debt and impairment of long-lived assets, as discussed above.

Liquidity and Capital Resources

Net cash provided by operating activities increased $205 million, from approximately $309 million for the six months ended June 30, 2013 to approximately $514 million for the six months ended June 30, 2014. The increase in cash provided by operating activities is a result of the net impact of the decline in net income of $170 million, offset by a $230 million increase to depreciation and amortization and an increase of $116 million in the non-cash charges to income primarily for loss from early extinguishment of debt and the impairment of long-lived assets and hospitals held for sale. Cash from operating activities also had a decline in working capital items of approximately $29 million, net of the effect of opening balances from the HMA merger. Total cash paid for interest during the six months ended June 30, 2014 was approximately $352 million and approximately $73 million was received as net refunds for income taxes. Included in net cash provided by operating activities for the six months ended June 30, 2014 is $87 million of cash received for HITECH incentive reimbursements, compared to $83 million for the six months ended June 30, 2013.

The cash used in investing activities increased $3.2 billion, from approximately $438 million for the six months ended June 30, 2013 to approximately $3.7 billion for the six months ended June 30, 2014. The increase in cash used in investing activities was due to an increase in cash paid for acquisitions of facilities and other related equipment of $3.0 billion as a result of the acquisition of HMA (which owned and operated 71 hospitals) and two additional hospitals in the current period compared to no hospital acquisitions in the first six months of 2013, an increase in the cash used for the purchase of property and equipment of $66 million, the net impact of the purchases and sales of available-for-sale securities of $14 million and an increase in cash used for other investments of $116 million. These increases were offset by an increase in the proceeds from sale of property and equipment of $1 million and the proceeds from disposition of ancillary operations of $12 million. Included in cash outflows for other investments for the six months ended June 30, 2014 is approximately $148 million of capital expenditures related to the purchase and implementation of certified EHR technology, including implementation of Cerner software at several hospital locations. The remaining cash outflows for other investments consists primarily of purchases and development of other internal-use software and payments made under non-employee physician recruiting agreements of $103 million. We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.

Our net cash provided by financing activities was $3.2 billion for the six months ended June 30, 2014, compared to net cash used in financing activities of $8 million for the six months ended June 30, 2013. The increase in cash provided by financing activities, in comparison to the prior year, is primarily due to an increase in borrowings of our long-term debt, net of repayments, and the issuance of long-term debt, which was partially offset by payments for deferred financing costs and other debt-related costs, a decrease in proceeds from the receivables facility, and a decrease in proceeds from the exercise of stock options.

Capital Expenditures

Cash expenditures for purchases of facilities and other related equipment were $3.0 billion for the six months ended June 30, 2014, compared to $10 million for the six months ended June 30, 2013. The expenditures during the six months ended June 30, 2014 were primarily related to the purchase price paid by us in the acquisition of HMA (which owned and operated 71 hospitals), the acquisition of two additional hospitals, and the purchase of several surgery centers, physician practices and other ancillary services. The expenditures during the six months ended June 30, 2013 were for the purchase of surgery centers and other physician practices.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the six months ended June 30, 2014 totaled $359 million, compared to $259 million for the six months ended June 30, 2013. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals for the six months ended June 30, 2014 totaled $2 million, compared to $36 million for the six months ended June 30, 2013. The costs to construct replacement hospitals for the six months ended June 30, 2014 and 2013 represent planning and construction costs for the two replacement hospitals discussed below.

Pursuant to a hospital purchase agreement in effect as of June 30, 2014, we have committed to build a replacement facility in York, Pennsylvania by July 2017. Construction costs, including equipment costs, for the York replacement facility are currently estimated to be approximately $100 million. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement to our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need, or CON, from the Alabama Certificate of Need Review Board. This CON was challenged in the Alabama state circuit and appellate courts, but the CON was upheld by the Supreme Court of Alabama in May 2013, eliminating any further appeals. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280 million for the Birmingham replacement facility.

Capital Resources

Net working capital was approximately $2.2 billion at June 30, 2014, compared to $1.3 billion at December 31, 2013, an increase of $939 million, primarily due to the net working capital acquired from the HMA merger with the remainder primarily attributable to an increase in accounts receivable and a decrease in accounts payable due to timing of collections and payments. We also had an increase in cash due primarily to financing activities during the six months ended June 30, 2014.

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

In connection with the HMA merger on January 27, 2014, CHS entered into a third amendment and restatement, or the Amendment, of its existing credit agreement, dated as of July 25, 2007, as amended and restated as of November 5, 2010 and as of February 2, 2012, among the Parent Company, CHS, the lenders party thereto and Credit Suisse AG, as administrative agent and collateral agent. The Amendment provides for (i) the replacement of the revolving credit facility with a new $1.0 billion revolving facility maturing in 2019, or the Revolving Facility, (ii) the addition of a new $1.0 billion Term A facility due 2019, or the Term A Facility, (iii) a Term D facility in an aggregate principal amount equal to $4.6 billion due 2021 (which includes certain term C loans that were converted into such Term D facility (collectively, the Term D Facility), (iv) the conversion of certain term C loans into Term E Loans and the borrowing of new Term E Loans in an aggregate principal amount of $1.7 billion and (v) the addition of flexibility commensurate with our post-acquisition structure. In addition to funding a portion of the consideration in connection with the HMA merger, some of the proceeds of the Term A Facility and Term D Facility were used to refinance the outstanding $637 million existing Term A facility due 2016 and the $60 million of term B loans due 2014, respectively. The Revolving Facility also includes a subfacility for letters of credit.

The loans under the Credit Facility bear interest on the outstanding unpaid principal amount at a rate equal to an applicable percentage plus, at our option, either (a) an Alternate Base Rate (as defined) determined by reference to the greater of (1) the Prime Rate (as defined) announced by Credit Suisse or (2) the Federal Funds Effective Rate (as defined) plus 0.5% or (3) the adjusted LIBOR rate on such day for a three-month interest period commencing on the second business day after such day plus 1% or (b) LIBOR. Loans in respect of the Revolving Facility and the Term A Facility will accrue interest at a rate per annum initially equal to LIBOR plus 2.75%, in the case of LIBOR borrowings, and Alternate Base Rate plus 1.75%, in the case of Alternate Base Rate borrowings. In addition, the margin in respect of the Revolving Facility and the Term A Facility will be subject to adjustment determined by reference to a leverage-based pricing grid. Loans in respect of the Term D Facility and the Term E Facility will accrue interest at a rate per annum equal to LIBOR plus 3.25%, in the case of LIBOR borrowings, and Alternate Base Rate plus 2.25%, in the case of Alternate Base Rate Borrowings. The Term D Facility will be subject to a 1.00% LIBOR floor and a 2.00% Alternate Base Rate floor.

The term loan facility must be prepaid in an amount equal to (1) 100% of the net cash proceeds of certain asset sales and dispositions by us and our subsidiaries, subject to certain exceptions and reinvestment rights, (2) 100% of the net cash proceeds of issuances of certain debt obligations or receivables-based financing by us and our subsidiaries, subject to certain exceptions, and (3) 50%, subject to reduction to a lower percentage based on our leverage ratio (as defined in the Credit Facility generally as the ratio of total debt on the date of determination to our EBITDA, as defined, for the four quarters most recently ended prior to such date), of excess cash flow (as defined) for any year, subject to certain exceptions. Voluntary prepayments and commitment reductions are permitted in whole or in part, without any premium or penalty, subject to minimum prepayment or reduction requirements.

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

We have agreed to pay letter of credit fees equal to the applicable percentage then in effect with respect to Eurodollar rate loans under the Revolving Facility times the maximum aggregate amount available to be drawn under all letters of credit outstanding under the subfacility for letters of credit. The issuer of any letter of credit issued under the subfacility for letters of credit will also receive a customary fronting fee and other customary processing charges. We are obligated to pay commitment fees of 0.50% per annum (subject to adjustment based upon our leverage ratio), on the unused portion of the Revolving Facility.

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

As of June 30, 2014, the availability for additional borrowings under our Credit Facility was $1.0 billion pursuant to the Revolving Facility, of which $83 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements through the next 12 months and into the foreseeable future.

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

On March 21, 2012, CHS completed the secondary offering of $1.0 billion aggregate principal amount of 8% Senior Notes, which were issued in a private placement (at a premium of 102.5%). The net proceeds from this issuance were used to finance the purchase of approximately $850 million aggregate principal amount of CHS’ then outstanding 8 7⁄8% Senior Notes, to pay related fees and expenses and for general corporate purposes. On March 21, 2012, CHS completed the cash tender offer for $850 million of the then $1.8 billion aggregate outstanding principal amount of 8 7⁄8% Senior Notes.

On July 18, 2012, CHS completed an underwritten public offering under our automatic shelf registration filed with the SEC of $1.2 billion aggregate principal amount of 7 1⁄8% Senior Notes due 2020. The net proceeds of the offering were used to finance the purchase or redemption of the then outstanding $934 million principal amount plus accrued interest of the 8 7⁄8% Senior Notes, to pay for consents delivered in connection therewith, to pay related fees and expenses, and for general corporate purposes.

On August 17, 2012, CHS completed an underwritten public offering under our automatic shelf registration filed with the SEC of $1.6 billion aggregate principal amount of 5 1⁄8% Senior Secured Notes due 2018. The 5 1⁄8% Senior Secured Notes are secured by a first-priority lien subject to a shared lien of equal priority with certain other obligations, including obligations under the Credit Facility, and subject to prior ranking liens permitted by the indenture governing the 5 1⁄8% Senior Secured Notes on substantially the same assets, subject to certain exceptions, that secure CHS’ obligations under the Credit Facility. The net proceeds of the offering, together with available cash on hand, were used to finance the prepayment of $1.6 billion of the outstanding term loans due 2014 under the Credit Facility and related fees and expenses.

On March 21, 2012, through certain of its subsidiaries, CHS entered into an accounts receivable loan agreement, or the Receivables Facility, with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On March 31, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. The existing and future non-self pay patient-related accounts receivable, or the Receivables, for certain hospitals of CHS and its subsidiaries serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2016, subject to customary termination events that could cause an early termination date. CHS maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of CHS’ subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $700 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to CHS or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at June 30, 2014 totaled $607 million and are classified as long-term debt on the condensed consolidated balance sheet. At June 30, 2014, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.2 billion and is included in patient accounts receivable on the condensed consolidated balance sheet.

As of June 30, 2014, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 25.5% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, interest on the Revolving Facility and the Term A Facility at a rate per annum equal to LIBOR plus 275 basis points. Loans in respect of the Term D Facility and the Term E Facility accrue interest at a rate per annum equal to LIBOR plus 325 basis points. The Term D Facility is also subject to a 100 basis point LIBOR floor and a 200 basis point Alternate Base Rate floor.

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value of Liability (in millions)
1	$100	5.231%	July 25, 2014	$-
2	100	5.231%	July 25, 2014	-
3	200	5.160%	July 25, 2014	1
4	75	5.041%	July 25, 2014	-
5	125	5.022%	July 25, 2014	1
6	100	2.621%	July 25, 2014	-
7	100	3.110%	July 25, 2014	-
8	100	3.258%	July 25, 2014	-
9	200	2.693%	October 26, 2014	2
10	300	3.447%	August 8, 2016	18
11	200	3.429%	August 19, 2016	12
12	100	3.401%	August 19, 2016	6
13	200	3.500%	August 30, 2016	12
14	100	3.005%	November 30, 2016	5
15	200	2.055%	July 25, 2019	3	(1)
16	200	2.059%	July 25, 2019	4	(2)
17	200	2.613%	August 30, 2019	2	(3)
18	200	2.515%	August 30, 2019	1	(4)
19	300	2.892%	August 30, 2020	5	(5)
20	300	2.738%	August 30, 2020	2	(6)

(1)	This interest rate swap becomes effective July 25, 2014.
(2)	This interest rate swap becomes effective July 25, 2014.
(3)	This interest rate swap becomes effective August 30, 2015.
(4)	This interest rate swap becomes effective August 28, 2015.
(5)	This interest rate swap becomes effective August 30, 2015.
(6)	This interest rate swap becomes effective August 28, 2015.

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

We believe that internally generated cash flows, availability for additional borrowings under our Credit Facility of $1.0 billion (consisting of a $1.0 billion Revolving Facility, of which $83 million is set aside for outstanding letters of credit) and our ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.5 billion, and our continued access to the bank credit and capital markets will be sufficient to finance acquisitions, capital expenditures and working capital requirements through the next 12 months. We believe these same sources of cash, borrowings under our Credit Facility as well as access to bank credit and capital markets will be available to us beyond the next 12 months and into the foreseeable future.

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

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the six months ended June 30, 2014:

Six Months Ended June 30, 2014

Ratio of earnings to fixed charges (1)	0.93 x

(1)	Fixed charges include interest expensed and capitalized during the year plus an estimate of the interest component of rent expense. There are no shares of preferred stock outstanding. See Exhibit 12 filed as part of this Report for the calculation of this ratio.

Off-balance Sheet Arrangements

Our consolidated operating results for the six months ended June 30, 2014 and 2013, included $80 million and $81 million, respectively, of net operating revenues generated from four hospitals operated by us under operating lease arrangements at June 30, 2014. In addition, income (loss) from continuing operations with respect to these operating lease arrangements included $2 million and $3 million for the six months ended June 30, 2014 and 2013, respectively. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the respective assets and the future lease obligations under these arrangements are not recorded on our condensed consolidated balance sheet. Lease costs under these arrangements are included in rent expense and totaled approximately $5 million for both of the six-month periods ended June 30, 2014 and 2013. The current terms of these operating leases expire between May 2015 and June 2022, not including lease extension options. If we allow these leases to expire, we would no longer generate revenues nor incur expenses from these hospitals.

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

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. In conjunction with the HMA merger, we acquired 29 hospitals containing minority ownership interests ranging from less than 1% to 40%. We do not believe these minority ownerships are material to our financial position or results of operations. As of June 30, 2014, we have hospitals in 37 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including two hospitals that also have a non-profit entity as a partner. In addition, we have 14 other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $689 million and $358 million as of June 30, 2014 and December 31, 2013, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $90 million and $64 million as of June 30, 2014 and December 31, 2013, respectively. The amount of net income attributable to noncontrolling interests was $28 million and $17 million for the three months ended June 30, 2014 and 2013, respectively, and $43 million and $34 million for the six months ended June 30, 2014 and 2013, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we are not permitted to introduce physician ownership at any of our wholly-owned hospital facilities or increase the aggregate percentage of physician ownership in any of our existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Reform Legislation.

Reimbursement, Legislative and Regulatory Changes

Ongoing legislative and regulatory efforts could reduce or otherwise adversely affect the payments we receive from Medicare and Medicaid. Within the statutory framework of the Medicare and Medicaid programs, including programs currently unaffected by the Reform Legislation, there are substantial areas subject to administrative rulings, interpretations and discretion which may further affect payments made under those programs, and the federal and state governments might, in the future, reduce the funds available under those programs or require more stringent utilization and quality reviews of hospital facilities. Additionally, there may be a continued rise in managed care programs and additional restructuring of the financing and delivery of healthcare in the United States. These events could cause our future financial results to decline. We cannot estimate the impact of Medicare and Medicaid reimbursement changes that have been enacted or are under consideration. We cannot predict whether additional reimbursement reductions will be made or whether any such changes would have a material adverse effect on our business, financial conditions, results of operations, cash flow, capital resources and liquidity.

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

Third-party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at June 30, 2014 from our estimated reimbursement percentage, net loss for the six months ended June 30, 2014 would have changed by approximately $72 million, and net accounts receivable at June 30, 2014 would have changed by $115 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income (loss) by an insignificant amount in each of the three-month and six-month periods ended June 30, 2014 and 2013.

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

We estimate the allowance for doubtful accounts by reserving a percentage of all self-pay accounts receivable without regard to aging category, based on collection history, adjusted for expected recoveries and any anticipated changes in trends. For all other non-self-pay payor categories, we reserve 100% of all accounts aging over 365 days from the date of discharge. The percentage used to reserve for all self-pay accounts is based on our collection history. We believe that we collect substantially all of our third-party insured receivables, which include receivables from governmental agencies.

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and any anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third-party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at June 30, 2014 from our estimated collection percentage as a result of a change in expected recoveries, net loss for the six months ended June 30, 2014 would have changed by $42 million, and net accounts receivable at June 30, 2014 would have changed by $68 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $3.7 billion and $3.0 billion at June 30, 2014 and December 31, 2013, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding was 59 days at June 30, 2014 and 67 days at December 31, 2013. Our target range for days revenue outstanding is from 53 to 63 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $17.5 billion as of June 30, 2014 and approximately $10.9 billion as of December 31, 2013.

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	June 30, 2014	December 31, 2013

Insured receivables	62.2%	59.8%
Self-pay receivables	37.8	40.2

Total	100.0%	100.0%

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

Professional Liability Claims

Professional Liability Insurance for the Hospitals Acquired in the HMA Merger. Reserves for self-insured professional liability indemnity claims and related expenses, including attorneys’ fees and other related costs of litigation that have been incurred and will be incurred in the future, are determined using actuarially-based techniques and methodologies. The data used to develop such reserves is based on asserted and unasserted claim information that has been accumulated by our incident reporting system, historical loss payment patterns and industry trends. Such long-term liabilities have been discounted to their estimated present values. Management selects a discount rate that represents a risk-free interest rate correlating to the period when the claims are projected to be paid. We use a wholly-owned captive insurance subsidiary and a risk retention group subsidiary which were acquired during the HMA merger and are domiciled in the Cayman Islands and South Carolina, respectively, to self-insure a significant portion of our professional liability risks for the hospitals acquired in the HMA merger. Those insurance subsidiaries, which are collectively referred to as the “Insurance Subsidiaries,” provide (i) claims-made coverage to all of the hospitals and other healthcare facilities acquired in the HMA merger and (ii) occurrence-basis coverage to most of the physicians employed by the hospitals and other healthcare facilities acquired in the HMA merger. The employed physicians not covered by the Insurance Subsidiaries generally maintain claims-made policies with unrelated third party insurance companies. To mitigate the exposure of the program covering the hospitals and other healthcare facilities acquired in the HMA merger, the Insurance Subsidiaries buy claims-made reinsurance policies from unrelated third parties for claims above self-retention levels of $10 million or $15 million per claim, depending on the policy year. Effective June 1, 2014, the claims-made policy for the hospitals acquired in the HMA merger and the occurrence-based policy for most of the physicians employed by the hospitals and other healthcare facilities acquired in the HMA merger were canceled. Such hospitals and physicians are now covered through the Company’s existing professional liability program that is described below.

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

We are primarily self-insured for these claims; however, we obtain excess insurance that transfers the risk of loss to a third-party insurer for claims in excess of our self-insured retentions. Our excess insurance is underwritten on a claims-made basis. For claims reported prior to June 1, 2002, substantially all of our professional and general liability risks were subject to a less than $1 million per occurrence self-insured retention and for claims reported from June 1, 2002 through June 1, 2003, these self-insured retentions were $2 million per occurrence. Substantially all claims reported after June 1, 2003 and before June 1, 2005 are self-insured up to $4 million per claim. Substantially all claims reported on or after June 1, 2005 and before June 1, 2014 are self-insured up to $5 million per claim. Substantially all claims reported on or after June 1, 2014 are self-insured up to $10 million per claim. Management, on occasion, has selectively increased the insured risk at certain hospitals based upon insurance pricing and other factors and may continue that practice in the future. Excess insurance for all hospitals has been purchased through commercial insurance companies and generally covers us for liabilities in excess of the self-insured retentions. The excess coverage consists of multiple layers of insurance, the sum of which totals up to $95 million per occurrence and in the aggregate for claims reported on or after June 1, 2003, up to $145 million per occurrence and in the aggregate for claims incurred and reported after January 1, 2008 and up to $195 million per occurrence and in the aggregate for claims reported after June 1, 2010. For certain policy years prior to June 1, 2014, if the first aggregate layer of excess coverage becomes fully utilized, then the self-insured retention will increase to $10 million per claim for any subsequent claims in that policy year until our total aggregate coverage is met.

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

There have been no significant changes in our estimate of the reserve for professional liability claims during the three and six months ended June 30, 2014.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $15 million as of June 30, 2014. A total of approximately $8 million of interest and penalties is included in the amount of liability for uncertain tax positions at June 30, 2014. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income as income tax expense.

We believe it is reasonably possible that approximately $2 million of our unrecognized tax benefit may be recognized within the next 12 months as a result of a lapse of the statute limitations and settlements with taxing authorities.

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

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2014-08, which changes the requirements for reporting discontinued operations. A discontinued operation continues to include a component of an entity or a group of components of an entity, or a business activity. However, in a shift reflecting stakeholder concerns that too many disposals of small groups of assets that are recurring in nature qualified for reporting as discontinued operations, a disposal of a component of an entity or a group of components of an entity will be required to be reported in discontinued operations if the disposal represents a strategic shift that has (or will have) a major effect on an entity’s operations and financial results. A business or nonprofit activity that, on acquisition, meets the criteria to be classified as held for sale will still be a discontinued operation. Additional disclosures will be required for significant components of the entity that are disposed of or are held for sale but do not qualify as discontinued operations. This ASU is effective for fiscal years beginning after December 15, 2014 and is to be applied on a prospective basis for disposals or components initially classified as held for sale after that date. We will adopt this ASU on January 1, 2015 and are currently evaluating the impact on our consolidated financial position, results of operations and cash flows.

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU is effective for fiscal years beginning after December 15, 2016. We will adopt this ASU on January 1, 2017 and are currently evaluating the impact on our revenue recognition policies, procedures and control framework and the resulting impact on our consolidated financial position, results of operations and cash flows.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	general economic and business conditions, both nationally and in the regions in which we operate,

•	implementation and effect of adopted and potential federal and state healthcare reform legislation and other federal, state or local laws or regulations affecting the healthcare industry,

•	the extent to which states support increases, decreases or changes in Medicaid programs, implement healthcare exchanges or alter the provision of healthcare to state residents through regulation or otherwise,

•	risks associated with our substantial indebtedness, leverage and debt service obligations,

•	demographic changes,

•	changes in, or the failure to comply with, governmental regulations,

•	potential adverse impact of known and unknown government investigations, audits, and Federal and State False Claims Act litigation and other legal proceedings,

•	our ability, where appropriate, to enter into and maintain managed care provider arrangements and the terms of these arrangements,

•	changes in, or the failure to comply with, managed care provider contracts, which could result in, among other things, disputes and changes in reimbursements, both prospectively and retroactively,

•	changes in inpatient or outpatient Medicare and Medicaid payment levels,

•	the effects related to the continued implementation of the sequestration spending reductions and the potential for future deficit reduction legislation,

•	increases in the amount and risk of collectability of patient accounts receivable,

•	the efforts of insurers, healthcare providers and others to contain healthcare costs,

•	our ongoing ability to demonstrate meaningful use of certified electronic health record technology and recognize income for the related Medicare or Medicaid incentive payments,

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply costs due to market pressure from pharmaceutical companies and new product releases,

•	liabilities and other claims asserted against us, including self-insured malpractice claims,

•	competition,

•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers,

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals,

•	changes in medical or other technology,

•	changes in U.S. GAAP,

•	the availability and terms of capital to fund additional acquisitions or replacement facilities or other capital expenditures,

•	our ability to successfully make acquisitions or complete divestitures,

•	our ability to successfully integrate any acquired hospitals, including those of HMA, or to recognize expected synergies from acquisitions,

•	the impact of the acquisition of HMA on third-party relationships,

•	the impact of seasonal severe weather conditions,

•	our ability to obtain adequate levels of general and professional liability insurance,

•	timeliness of reimbursement payments received under government programs, and

•	the other risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2013 and our other public filings with the SEC.

Although we believe that these forward-looking statements are based upon reasonable assumptions, these assumptions are inherently subject to significant regulatory, economic and competitive uncertainties and contingencies, which are difficult or impossible to predict accurately and may be beyond the control of the Company. Accordingly, the Company cannot give any assurance that its expectations will in fact occur and cautions that actual results may differ materially from those in the forward-looking statements. Given these uncertainties, prospective investors are cautioned not to place undue reliance on these forward-looking statements. These forward-looking statements are made as of the date of this filing. The Company undertakes no obligation to revise or update any forward-looking statements, or to make any other forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

We are exposed to interest rate changes, primarily as a result of our Credit Facility which bears interest based on floating rates. In order to manage the volatility relating to the market risk, we entered into interest rate swap agreements described under the heading “Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report on Form 10-Q. We utilize risk management procedures and controls in executing derivative financial instrument transactions. We do not execute transactions or hold derivative financial instruments for trading purposes. Derivative financial instruments related to interest rate sensitivity of debt obligations are used with the goal of mitigating a portion of the exposure when it is cost effective to do so. As interest rate swap agreements expire throughout the year, we will become more subject to variable interest rates during 2014.

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $15 million and $5 million for the three months ended June 30, 2014 and 2013, respectively, and $26 million and $9 million for the six months ended June 30, 2014, respectively.

Item 4.  Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended, or the Exchange Act), as of the end of the period covered by this report. Based on such evaluations, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective (at the reasonable assurance level) to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Following the completion of the HMA merger on January 27, 2014, we have been in the process of analyzing the systems of disclosure controls and procedures and internal controls over financial reporting of the HMA hospitals and other operations, and have been integrating them within our broader framework of controls. Since the SEC’s rules allow us to exclude these acquired hospitals and operations from our internal controls assessment and evaluation of disclosure controls that are subsumed by such internal controls in respect of periods ending on or prior to the first anniversary of the HMA merger, we have excluded HMA’s operations from our evaluation of such disclosure controls, and changes in our internal controls, for the period covered by this report. We plan to complete this evaluation and integration within the required SEC time frame and report any changes in internal controls in our first annual report in which our assessment of internal controls with respect to the acquired operations of HMA is included.

There are no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.  Legal Proceedings

From time to time, we receive inquiries or subpoenas from state regulators, state Medicaid Fraud Control units, fiscal intermediaries, the Centers for Medicare and Medicaid Services and the Department of Justice regarding various Medicare and Medicaid issues. In addition to the subpoenas discussed below, we are currently responding to subpoenas and administrative demands concerning certain cardiology procedures, medical records and policies at a New Mexico hospital, a civil investigative demand concerning cardiology devices at a Pennsylvania hospital, a request for medical records at an Arizona hospital regarding transfers to a higher level of care, a request for medical records concerning dialysis treatment at a Virginia hospital and a request for medical records at a Tennessee hospital. In addition, we are subject to other claims and lawsuits arising in the ordinary course of our business. Some pending or threatened proceedings against us may involve potentially substantial amounts as well as the possibility of civil, criminal, or administrative fines, penalties, or other sanctions, which could be material. Settlements of suits involving Medicare and Medicaid issues routinely require both monetary payments as well as corporate integrity agreements. Additionally, qui tam or “whistleblower” actions initiated under the civil False Claims Act may be pending but placed under seal by the court to comply with the False Claims Act’s requirements for filing such suits. Also, from time to time, we detect issues of non-compliance with Federal healthcare laws pertaining to claims submission and reimbursement practices and/or financial relationships with physicians. We avail ourselves of various mechanisms to address potential overpayments arising out of these issues, including repayment of claims, rebilling of claims, and participation in voluntary disclosure protocols offered by the Centers for Medicare and Medicaid Services and the Office of the Inspector General. Participating in voluntary repayments and voluntary disclosure protocols can have the potential for significant settlement obligations or even enforcement action.

The following legal proceedings are described in detail because, although they may not be required to be disclosed in this Part II, Item 1 under SEC rules, due to the nature of the business of the Company, these matters may be relevant to security holders. Certain of the matters are also discussed under Footnote 16 “Contingencies.”

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

We are currently in negotiations with the Department of Justice about resolving its claims in connection with the Department’s investigation into the Company’s short stay hospital admissions for the years 2005-2010, as well as its investigation at our hospital in Laredo, Texas described below. Based on those negotiations, which are not final, we believe that a reserve of $102 million is sufficient to cover the federal government’s claims for Medicare, Tricare, and Medicaid admissions, certain claims specifically related to our hospital in Laredo, Texas, and other related legal expenses. This reserve is not meant to include third party legal expenses. We are also negotiating a corporate integrity agreement with the Office of the Inspector General of the Department of Health and Human Services.

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

On February 4, 2014, a redacted case then styled (Sealed Party) v. Pottstown Hospital Co., LLC d/b/a Pottstown Memorial Medical Center and Community Health Systems, Inc. was filed in the Eastern District of Pennsylvania. On May 6, 2014, the district court ordered the seal lifted. The relator is Alan E. Cooper, M.D. The complaint alleges the hospital traded on call agreements for referrals. There is no indication that the Department of Justice has intervened in this matter. This matter was previously reported in prior filings in the Legal Proceedings section as subpoenas to two Pennsylvania hospitals and one of our subsidiaries concerning on call agreements and physician directorships. On June 5, 2014, we filed motions to dismiss the complaint and on June 30, 2014 the relator filed his response. Oral argument has not yet been set. We anticipate that we will vigorously defend this matter if it is pursued by the government or the relator.

On July 15, 2014, we became aware of a previously unknown qui tam styled U.S. ex rel. McFeeters v. Northwest Hospital, LLC d/b/a Northwest Medical Center and Community Health Systems, Inc. pending in the Middle District of Tennessee and originally filed on May 16, 2013. On July 10, 2014, the United States filed its Notice of Election to Decline Intervention. The complaint alleges the hospital misbilled physical therapy treatment time units. We will vigorously defend this matter.

Commercial Litigation and Other Lawsuits

Becker v. Community Health Systems, Inc. d/b/a Community Health Systems Professional Services Corporation d/b/a Community Health Systems d/b/a Community Health Systems PSC, Inc. d/b/a Rockwood Clinic P.S. and Rockwood Clinic, P.S. (Superior Court, Spokane, Washington). This suit was filed on February 29, 2012, by a former chief financial officer at Rockwood Clinic in Spokane, Washington. Becker claims he was wrongfully terminated for allegedly refusing to certify a budget for Rockwood Clinic in 2012. On February 29, 2012, he also filed an administrative complaint with the Department of Labor, Occupational Safety and Health Administration alleging that he is a whistleblower under Sarbanes-Oxley; a response was filed on May 21, 2012. At a hearing on July 27, 2012, the court dismissed Community Health Systems, Inc. from this case and has subsequently certified the case for an interlocutory appeal of the denial to dismiss his employer and the management company. The appellate court accepted the interlocutory appeal and it was argued on April 30, 2014 and is currently under advisement. We are vigorously defending this action.

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

Certain Legal Proceedings Related to HMA

Medicare/Medicaid Billing Lawsuits

On January 11, 2010, HMA and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the False Claims Act. The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division. On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On January 26, 2012, the United States gave notice of its decision not to intervene in this lawsuit. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permitted the plaintiff to file an amended complaint. On March 8, 2012, the plaintiff filed a third amended complaint, which was similar to the first amended complaint and the second amended complaint. On March 26, 2012, the defendants moved to dismiss the third amended complaint on the same bases set forth in earlier motions to dismiss. On March 19, 2013, the U.S. District Court for the Middle District of Florida, Tampa Division, dismissed the third amended complaint with prejudice. On March 28, 2013, the United States of America filed a motion to clarify that the dismissal with prejudice did not relate to the United States. On April 4, 2013, the defendants filed an opposition to the United States’ motion for clarification. The Government’s motion remains pending at this time. On April 16, 2013, the plaintiff filed a motion for relief from judgment and for leave to amend the complaint, and a proposed fourth amended complaint. On April 18, 2013, the plaintiff filed a notice of appeal. On May 2, 2013, the defendants filed an opposition to the plaintiff’s motion for relief from judgment and for leave to amend the complaint for the fourth time. On July 10, 2013, the court denied plaintiff’s motion for relief from judgment and for leave to amend the complaint for the fourth time. The case is now on appeal to the Eleventh Circuit Court of Appeals. On August 26, 2013, plaintiff submitted his initial brief and, on October 15, 2013, defendants filed their answer brief. The appeal was argued on May 21, 2014 and is currently under advisement. We intend to vigorously defend HMA and its subsidiary against the allegations in this matter.

On July 31, 2013, a qui tam lawsuit captioned United States ex rel. Williams v. Health Management Associates, Inc. was unsealed in the U.S. District Court for the Middle District of Georgia. The complaint alleges that HMA and Walton Regional Medical Center, as well as Tenet Healthcare Corp. and several of its hospitals, engaged in a kickback scheme with Clinica de la Mama, a prenatal clinic, whereby Clinica de la Mama would provide translation and eligibility services in exchange for the referral of Medicaid patients to the defendant hospitals. The State of Georgia filed a similar complaint alleging that these referrals violated the Georgia False Medical Claims Act, the Georgia Medical Assistance Act, and various state laws. HMA has moved to dismiss the relater and State complaints, and its motion is currently pending before the Court. On March 18, 2014, the United States filed a complaint in intervention alleging that the relationship between Clinica de la Mama and Walton violated the federal False Claims Act and common law unjust enrichment and payment by mistake. On June 24, 2014, our motion to dismiss was denied. We deny the allegations in these complaints and intend to defend against these claims.

Beginning during the week of December 16, 2013 eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer, et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involved allegations of wrongful billing and was recently settled; U.S. ex rel. Sandra Simmons, v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was recently partially settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. On June 2, 2014, the court entered a stay of this matter until October 6, 2014. We intend to defend against the allegations in these matters, but will also be cooperating with the government in the ongoing investigation of these allegations.

Several HMA hospitals received letters during 2009 requesting information in connection with a DOJ investigation relating to kyphoplasty procedures. Kyphoplasty is a minimally invasive spinal procedure used to treat vertebral compression fractures. The DOJ is currently investigating hospitals and hospital operators in multiple states to determine whether certain Medicare claims for kyphoplasty were incorrect when billed as an inpatient service rather than as an outpatient service. The DOJ’s investigation originated with a False Claims Act lawsuit against Kyphon, Inc., the company that developed the kyphoplasty procedure. The requested information has been provided to the DOJ and we are cooperating with the investigation. Prior to the HMA merger, HMA determined that a liability for this claim was probable and an incremental liability was recorded by HMA during the quarter ended December 31, 2013, which was assumed as part of the HMA merger.

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

On February 22, 2012 and February 24, 2012, OIG served subpoenas on certain HMA hospitals relating to those hospitals’ relationships with Allegiance. Allegiance, which is unrelated to HMA, is a post-acute healthcare management company that provides IOP services to patients. The HMA hospitals that were served subpoenas were: (i) Central Mississippi Medical Center in Jackson, Mississippi; (ii) Crossgates River Oaks Hospital in Brandon, Mississippi; (iii) Davis Regional Medical Center in Statesville, North Carolina; (iv) Lake Norman Regional Medical Center in Mooresville, North Carolina; (v) the Medical Center of Southeastern Oklahoma in Durant, Oklahoma; and (vi) Natchez Community Hospital in Natchez, Mississippi. Each of those hospitals has or had a contract with Allegiance. Among other things, the subpoenas seek: (i) documents related to the hospitals’ financial relationships with Allegiance; (ii) documents related to patients who received IOP services from Allegiance at the HMA hospitals, including their patient medical records; (iii) documents relating to complaints or concerns regarding Allegiance’s IOP services at the HMA hospitals; (iv) documents relating to employees, physicians and therapists who were involved with the IOP services provided by Allegiance at the HMA hospitals; and (v) other documents related to Allegiance, including leases, contracts, policies and procedures, training documents, budgets and financial analyses. The period of time covered by the subpoenas is January 1, 2008 through the date of subpoena compliance. We intend to cooperate with the investigations. Prior to the HMA merger, HMA determined that a liability for this claim was probable and a liability was recorded by HMA during the quarter ended December 31, 2013, which was assumed as part of the HMA merger.

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

Class Action and Derivative Action Lawsuits

On April 30, 2012, two class action lawsuits that were brought against HMA and certain of its then executive officers, one of whom was at that time also a director, were consolidated in the U.S. District Court for the Middle District of Florida under the caption In Re: Health Management Associates, Inc., et al. and three pension fund plaintiffs were appointed as lead plaintiffs. On July 30, 2012, the lead plaintiffs filed an amended consolidated complaint purportedly on behalf of stockholders who purchased HMA’s common stock during the period from July 27, 2009, through January 9, 2012. The amended consolidated complaint (i) alleges that HMA made false and misleading statements in certain public disclosures regarding its business and financial results and (ii) asserts claims for violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended. Among other things, the plaintiffs claim that HMA inflated its earnings by engaging in fraudulent Medicare billing practices that entailed admitting patients to observation status when they should not have been admitted at all and to inpatient status when they should have been admitted to observation status. The plaintiffs seek unspecified monetary damages. On October 22, 2012, the defendants moved to dismiss the plaintiffs’ amended consolidated complaint for failure to state a claim or plead facts required by the Private Securities Litigation Reform Act. The plaintiffs filed an unopposed stipulation and proposed order to suspend briefing on the defendants’ motion to dismiss because they intended to seek leave of court to file a proposed second amended consolidated complaint. On December 15, 2012, the court entered an order approving the stipulation and providing a schedule for briefing with respect to the proposed amended pleadings. On February 25, 2013, the plaintiffs filed a second amended consolidated complaint, which asserted substantially the same claims as the amended consolidated complaint. As of August 15, 2013, the defendants’ motion to dismiss the second amended complaint for failure to state a claim and plead facts required by the Private Securities Litigation Reform Act was fully briefed and awaiting the Court’s decision. On May 22, 2014, the court granted the motion to dismiss and on June 20, 2014 the plaintiffs appealed to the Eleventh Circuit. We intend to vigorously defend against the allegations in this lawsuit. We are unable to predict the outcome or determine the potential impact, if any, that could result from its final resolution.

Wrongful Termination Lawsuits

Meyer v. Health Management Associates, Inc. In October 2011, a wrongful termination action was commenced against HMA by Paul Meyer, HMA’s former Director of Compliance in the Circuit Court in Broward County, Florida. In the lawsuit, the plaintiff seeks unspecified compensatory and punitive damages. HMA has asserted that Mr. Meyer was terminated after insubordinately refusing to cooperate with HMA’s efforts to comply with its obligations under a government subpoena by refusing to return documents belonging to HMA that were in his possession. HMA has filed a counterclaim against Mr. Meyer for breach of contract, conversion and breach of duty of loyalty. The trial in this matter is scheduled to begin on September 8, 2014. We intend to vigorously defend against the wrongful termination allegations made by Mr. Meyer.

William J. Shoen vs. Health Management Associates, Inc. Schoen, former Chairman of the Board of HMA, filed suit against HMA on June 27, 2014 alleging breach of contract for a lump sum termination payment, certain airplane usage rights and underpayment of his SERP. He also seeks declaratory judgment that he and his spouse are entitled to lifetime health insurance benefits. On July 25, 2014, the matter was removed to the United States District Court for the Middle District of Florida. We will vigorously defend this matter.

Jeffery D. Hamby, M.D. v. EmCare Physician Providers, Inc., Health Management Associates, Inc., Joni Carmack, M.D. and Michael Wheelis, M.D. Circuit Court Crawford County, Arkansas. Hamby, who worked in the emergency department at HMA affiliate Summit Medical Center (AK) and was employed by independent contractor EmCare, filed suit alleging wrongful termination by EmCare at the behest of HMA. On January 13, 2014, the court granted HMA’s motion to dismiss which dismissal Hamby has now appealed. We will continue to vigorously defend this matter.

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

Since April 2011, our Audit and Compliance Committee and/or Board of Directors has met, on average, monthly to review the status of the lawsuits and investigations relating to allegations of improper billing for inpatient care at our hospitals and to oversee management in connection with our investigation and defense of these matters. Following the consummation of the HMA merger, these meetings have been expanded to include the review and oversight of the legal proceedings related to HMA that are covered by the CVR. At many of those meetings, the independent members of the Board of Directors have met in separate session, first with outside counsel handling the investigations and lawsuits, and then alone, to discuss their duties and oversight of these matters. The independent members of our Board of Directors remain fully engaged in the oversight of these matters.

Item 1A.  Risk Factors

There have been no material changes with regard to risk factors previously disclosed in our most recent annual report on
Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Historically, we have not paid any cash dividends. In December 2012, we declared and paid a special dividend of $0.25 per share to holders of our common stock at the close of business as of December 17, 2012, which totaled approximately $23 million. We have not paid any dividends since this time, and we do not anticipate paying any other cash dividends in the foreseeable future. Our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing our senior and senior secured notes also limit our ability to pay dividends and/or repurchase stock. As of June 30, 2014, under the most restrictive test under these agreements, we have approximately $401 million available with which to pay permitted dividends and/or repurchase shares of our stock or our Notes.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Mine Safety Disclosures

Not applicable.

Item 5.  Other Information

None.

Item 6. Exhibits

No.	Description

4.1

Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee

4.2

Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.3

Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.4

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.5

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

10.1	Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated as of February 26, 2014

10.2	Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated as of March 19, 2014

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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

Date: August 1, 2014

Index to Exhibits

No.	Description

4.1

Eighth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 8.000% Senior Notes due 2019, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as successor Trustee

4.2

Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 7.125% Senior Notes due 2020, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

4.3

Fifth Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2018, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.4

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 5.125% Senior Secured Notes due 2021, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto, Regions Bank, as Trustee and Credit Suisse AG, as Collateral Agent

4.5

Second Supplemental Indenture relating to CHS/Community Health Systems, Inc.’s 6.875% Senior Notes due 2022, dated as of June 30, 2014, by and among CHS/Community Health Systems, Inc., the guarantors party thereto and Regions Bank, as Trustee

10.1	Community Health Systems, Inc. 2004 Employee Performance Incentive Plan, as amended and restated as of February 26, 2014

10.2	Community Health Systems, Inc. 2009 Stock Option and Award Plan, as amended and restated as of March 19, 2014

12	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase