Form 10-Q
period 2014-09-30
COMMUNITY HEALTH SYSTEMS INC
filed 2014-11-04
CIK 1108109

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 28, 2014, there were outstanding 116,331,829 shares of the Registrant’s Common Stock, $0.01 par value.

Community Health Systems, Inc.

Form 10-Q

For the Three and Nine Months Ended September 30, 2014

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
Current assets:
Cash and cash equivalents	$221	$373
Patient accounts receivable, net of allowance for doubtful accounts of $3,517 and $2,438 at September 30, 2014 and December 31, 2013, respectively	3,266	2,323
Supplies	553	371
Prepaid income taxes	123	107
Deferred income taxes	318	101
Prepaid expenses and taxes	213	127
Other current assets (including assets of hospitals held for sale of $84 and $40 at September 30, 2014 and December 31, 2013, respectively)	678	345

Total current assets	5,372	3,747

Property and equipment	14,221	10,462
Less accumulated depreciation and amortization	(3,923)	(3,411)

Property and equipment, net	10,298	7,051

Goodwill	8,936	4,424

Other assets, net (including assets of hospitals held for sale of $174 and $94 at September 30, 2014 and December 31, 2013, respectively)	2,618	1,895

Total assets	$27,224	$17,117

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$219	$167
Accounts payable	1,060	949
Deferred income taxes	-	3
Accrued interest	164	112
Accrued liabilities (including liabilities of hospitals held for sale of $34 and $24 at September 30, 2014 and December 31, 2013, respectively)	1,737	1,227

Total current liabilities	3,180	2,458

Long-term debt	16,793	9,286

Deferred income taxes	877	906

Other long-term liabilities	1,709	977

Total liabilities	22,559	13,627

Redeemable noncontrolling interests in equity of consolidated subsidiaries	695	358

EQUITY
Community Health Systems, Inc. stockholders’ equity:
Preferred stock, $.01 par value per share, 100,000,000 shares authorized; none issued	-	-
Common stock, $.01 par value per share, 300,000,000 shares authorized; 117,257,526 shares issued and 116,281,977 shares outstanding at September 30, 2014, and 95,987,032 shares issued and 95,011,483 shares outstanding at December 31, 2013	1	1
Additional paid-in capital	2,059	1,256
Treasury stock, at cost, 975,549 shares at September 30, 2014 and December 31, 2013	(7)	(7)
Accumulated other comprehensive loss	(48)	(67)
Retained earnings	1,877	1,885

Total Community Health Systems, Inc. stockholders’ equity	3,882	3,068
Noncontrolling interests in equity of consolidated subsidiaries	88	64

Total equity	3,970	3,132

Total liabilities and equity	$27,224	$17,117

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In millions, except share and per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Operating revenues (net of contractual allowances and discounts)	$5,563	$3,710	$15,984	$11,161
Provision for bad debts	768	536	2,225	1,533

Net operating revenues	4,795	3,174	13,759	9,628

Operating costs and expenses:
Salaries and benefits	2,191	1,514	6,417	4,591
Supplies	733	482	2,104	1,468
Other operating expenses	1,121	705	3,262	2,110
Government settlement and related costs	77	98	77	98
Electronic health records incentive reimbursement	(88)	(65)	(212)	(108)
Rent	110	70	320	208
Depreciation and amortization	280	193	817	574
Amortization of software to be abandoned	-	-	75	-

Total operating costs and expenses	4,424	2,997	12,860	8,941

Income from operations	371	177	899	687
Interest expense, net	250	154	728	464
Loss from early extinguishment of debt	-	-	73	1
Equity in earnings of unconsolidated affiliates	(12)	(12)	(35)	(36)
Impairment of long-lived assets	-	-	24	-

Income from continuing operations before income taxes	133	35	109	258
Provision for income taxes	40	7	16	78

Income from continuing operations	93	28	93	180

Discontinued operations, net of taxes:
Income (loss) from operations of entities held for sale	1	(6)	(4)	(15)
Impairment of hospitals held for sale	-	-	(22)	-

Income (loss) from discontinued operations, net of taxes	1	(6)	(26)	(15)

Net income	94	22	67	165
Less: Net income attributable to noncontrolling interests	32	18	75	52

Net income (loss) attributable to Community Health Systems, Inc. stockholders	$62	$4	$(8)	$113

Basic earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.54	$0.11	$0.16	$1.39
Discontinued operations	0.01	(0.07)	(0.24)	(0.17)

Net income (loss)	$0.54	$0.04	$(0.08)	$1.22

Diluted earnings (loss) per share attributable to Community Health Systems, Inc. common stockholders(1):
Continuing operations	$0.53	$0.11	$0.16	$1.37
Discontinued operations	0.01	(0.07)	(0.24)	(0.17)

Net income (loss)	$0.54	$0.04	$(0.07)	$1.21

Weighted-average number of shares outstanding:
Basic	113,138,663	93,259,027	110,871,066	92,384,270

Diluted	114,343,778	94,483,596	111,757,390	93,516,158

(1) Total per share amounts may not add due to rounding.

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In millions)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income	$94	$22	$67	$165
Other comprehensive income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	11	10	20	47
Net change in fair value of available-for-sale securities, net of tax	(5)	1	(2)	3
Amortization and recognition of unrecognized pension cost components, net of tax	1	1	1	2

Other comprehensive income	7	12	19	52

Comprehensive income	101	34	86	217
Less: Comprehensive income attributable to noncontrolling interests	32	18	75	52

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$69	$16	$11	$165

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Cash flows from operating activities:
Net income	$67	$165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	897	583
Deferred income taxes	-	-
Government settlement and related costs	77	98
Stock-based compensation expense	36	29
Impairment of long-lived assets and hospitals held for sale	46	-
Loss from early extinguishment of debt	73	1
Excess tax benefit relating to stock-based compensation	(4)	(7)
Other non-cash expenses, net	34	48
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Patient accounts receivable	(299)	(231)
Supplies, prepaid expenses and other current assets	(39)	(60)
Accounts payable, accrued liabilities and income taxes	(189)	(206)
Other	(60)	21

Net cash provided by operating activities	639	441

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	(3,041)	(34)
Purchases of property and equipment	(560)	(421)
Proceeds from disposition of certain ancillary operations	12	-
Proceeds from sale of property and equipment	40	4
Purchases of available-for-sale securities	(198)	-
Proceeds from sales of available-for-sale securities	191	-
Increase in other investments	(387)	(234)

Net cash used in investing activities	(3,943)	(685)

Cash flows from financing activities:
Proceeds from exercise of stock options	42	109
Repurchase of restricted stock shares for payroll tax withholding requirements	(11)	(15)
Stock buy-back	-	(27)
Deferred financing costs and other debt-related costs	(272)	(13)
Excess tax benefit relating to stock-based compensation	4	7
Proceeds from noncontrolling investors in joint ventures	10	-
Redemption of noncontrolling investments in joint ventures	(8)	(6)
Distributions to noncontrolling investors in joint ventures	(74)	(60)
Borrowings under credit agreements	8,348	814
Issuance of long-term debt	4,000	-
Proceeds from receivables facility	204	320
Repayments of long-term indebtedness	(9,091)	(1,129)

Net cash provided by financing activities	3,152	-

Net change in cash and cash equivalents	(152)	(244)
Cash and cash equivalents at beginning of period	373	388

Cash and cash equivalents at end of period	$221	$144

Supplemental disclosure of cash flow information:
Interest payments	$(661)	$(446)

Income tax (paid), net of refunds received	$89	$(72)

See accompanying notes to the condensed consolidated financial statements.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

The unaudited condensed consolidated financial statements of Community Health Systems, Inc. (the “Parent” or “Parent Company”) and its subsidiaries (the “Company”) as of September 30, 2014 and December 31, 2013 and for the three-month and nine-month periods ended September 30, 2014 and September 30, 2013, have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, such information contains all adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results for such periods. All intercompany transactions and balances have been eliminated. The results of Health Management Associates, Inc. (“HMA”) are included from January 27, 2014, the date of the HMA merger. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full fiscal year ending December 31, 2014. Certain information and disclosures normally included in the notes to consolidated financial statements have been condensed or omitted as permitted by the rules and regulations of the Securities and Exchange Commission (the “SEC”). The Company believes the disclosures are adequate to make the information presented not misleading. The accompanying unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2013, contained in the Company’s Annual Report on Form 10-K.

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

During the three months ended March 31, 2014, the Company made the decision to sell several smaller hospitals and entered into definitive agreements to sell two hospitals. During the three months ended June 30, 2014, the Company made the decision to sell an additional hospital. The condensed consolidated statement of income for the three and nine months ended September 30, 2013 has been restated to reclassify the results of operations for these hospitals that were owned or leased in 2013 to discontinued operations. The condensed consolidated balance sheet as of December 31, 2013 has been restated to present these hospitals that were owned or leased in 2013 as held for sale for comparative purposes with the September 30, 2014 presentation.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Operating revenues, net of contractual allowances and discounts (but before the provision for bad debts), recognized during the three and nine months ended September 30, 2014 and 2013 were as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Medicare	$1,267	$895	$3,981	$2,783
Medicaid	646	387	1,689	1,101
Managed Care and other third-party payors	2,910	1,914	8,159	5,752
Self-pay	740	514	2,155	1,525

Total	$5,563	$3,710	$15,984	$11,161

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

The Company recognized approximately $88 million and $65 million for the three months ended September 30, 2014 and 2013 respectively, and $212 million and $108 million during the nine months ended September 30, 2014 and 2013, respectively, of incentive reimbursement for HITECH incentives from Medicare and Medicaid related to certain of the Company’s hospitals and for certain of the Company’s employed physicians that have demonstrated meaningful use of certified EHR technology or have completed attestations to their adoption or implementation of certified EHR technology. These incentive reimbursements are presented as a reduction of operating costs and expenses on the condensed consolidated statements of income. The Company received cash related to the incentive reimbursement for HITECH incentives of approximately $8 million and $23 million for the three months ended September 30, 2014 and 2013, respectively, and $95 million and $105 million for the nine months ended September, 30, 2014 and 2013, respectively. At September 30, 2014, there was no deferred revenue recorded. At September 30, 2013, $53 million was recorded as deferred revenue as all criteria for gain recognition had not been met.

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

Effective January 1, 2008, the hospitals acquired from Triad Hospitals, Inc. (“Triad”) were insured on a claims-made basis as described above and through commercial insurance companies as described above for substantially all claims occurring on or after January 1, 2002 and reported on or after January 1, 2008. Substantially all losses for the former Triad hospitals in periods prior to May 1999 were insured through a wholly-owned insurance subsidiary of HCA Holdings Inc. (“HCA”), Triad’s owner prior to that time, and excess loss policies maintained by HCA. HCA has agreed to indemnify the former Triad hospitals in respect of claims covered by such insurance policies arising prior to May 1, 1999. After May 1, 1999 through December 31, 2006, the former Triad hospitals obtained insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary, with excess coverage obtained from other carriers that is subject to certain deductibles. Effective for claims incurred after December 31, 2006, Triad began insuring its claims from $1 million to $5 million through its wholly-owned captive insurance company, replacing the coverage provided by HCA. Substantially all claims occurring during 2007 were self-insured up to $10 million per claim.

New Accounting Pronouncements. In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2016. Early adoption is not permitted. The Company will adopt this ASU on January 1, 2017 and is currently evaluating its plan for adoption and the impact on its revenue recognition policies, procedures and control framework and the resulting impact on its consolidated financial position, results of operations and cash flows.

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

The 2009 Plan provides for the grant of incentive stock options intended to qualify under Section 422 of the IRC and for the grant of stock options which do not so qualify, stock appreciation rights, restricted stock, restricted stock units, performance-based shares or units and other share awards. Persons eligible to receive grants under the 2009 Plan include the Company’s directors, officers, employees and consultants. To date, all options granted under the 2009 Plan have been “nonqualified” stock options for tax purposes. Generally, vesting of these granted options occurs in one-third increments on each of the first three anniversaries of the award date. Options granted in 2011 or later have a 10-year contractual term. As of September 30, 2014, 5,131,690 shares of unissued common stock were reserved for future grants under the 2009 Plan, which includes the 4,000,000 additional shares reserved for future grants approved by the Company’s stockholders on May 20, 2014 in conjunction with the March 19, 2014 amendment of the 2009 Plan.

The exercise price of all options granted under the 2000 Plan and the 2009 Plan has been equal to the fair value of the Company’s common stock on the option grant date.

The following table reflects the impact of total compensation expense related to stock-based equity plans on the reported operating results for the respective periods (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Effect on income from continuing operations before income taxes	$(13)	$(10)	$(36)	$(29)

Effect on net income	$(8)	$(6)	$(22)	$(18)

At September 30, 2014, $59 million of unrecognized stock-based compensation expense was expected to be recognized over a weighted-average period of 26 months. Of that amount, less than $1 million related to outstanding unvested stock options was expected to be recognized over a weighted-average period of 5 months and $58 million related to outstanding unvested restricted stock and restricted stock units (the terms of which are summarized below) was expected to be recognized over a weighted-average period of 26 months. There were no modifications to awards during the three or nine months ended September 30, 2014 and 2013.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Options outstanding and exercisable under the 2000 Plan and the 2009 Plan as of September 30, 2014, and changes during each of the three-month periods following December 31, 2013, were as follows (in millions, except share and per share data):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term	Aggregate Intrinsic Value as of September 30, 2014
Outstanding at December 31, 2013	3,737,545	$34.88
Granted	-	-
Exercised	(174,462)	35.01
Forfeited and cancelled	(7,672)	34.61

Outstanding at March 31, 2014	3,555,411	34.87
Granted	-	-
Exercised	(226,961)	37.54
Forfeited and cancelled	(5,337)	25.71

Outstanding at June 30, 2014	3,323,113	34.71
Granted	-	-
Exercised	(777,918)	35.75
Forfeited and cancelled	(1,002)	18.99

Outstanding at September 30, 2014	2,544,193	$34.39	3.7 years	$52

Exercisable at September 30, 2014	2,449,954	$34.93	3.5 years	$49

No stock options were granted during the three or nine months ended September 30, 2014 and 2013. The aggregate intrinsic value (the number of in-the-money stock options multiplied by the difference between the Company’s closing stock price on the last trading day of the reporting period ($54.79) and the exercise price of the respective stock options) in the table above represents the amount that would have been received by the option holders had all option holders exercised their options on September 30, 2014. This amount changes based on the market value of the Company’s common stock. The aggregate intrinsic value of options exercised during the three months ended September 30, 2014 and 2013 was $12 million and $1 million, respectively. The aggregate intrinsic value of options exercised during the nine months ended September 30, 2014 and 2013 was $15 million and $30 million, respectively. The aggregate intrinsic value of options vested and expected to vest approximates that of the outstanding options.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Restricted stock outstanding under the 2000 Plan and the 2009 Plan as of September 30, 2014, and changes during each of the three-month periods following December 31, 2013, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2013	1,607,489	$35.13
Granted	1,943,000	41.19
Vested	(818,877)	34.65
Forfeited	(2,007)	34.82

Unvested at March 31, 2014	2,729,605	39.59
Granted	36,000	38.26
Vested	(4,709)	25.50
Forfeited	-	-

Unvested at June 30, 2014	2,760,896	39.59
Granted	-	-
Vested	(13,853)	39.65
Forfeited	(2,691)	19.60

Unvested at September 30, 2014	2,744,352	39.61

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

RSUs outstanding under the 2000 Plan and the 2009 Plan as of September 30, 2014, and changes during each of the three-month periods following December 31, 2013, were as follows:

	Shares	Weighted- Average Grant Date Fair Value
Unvested at December 31, 2013	55,536	$31.33
Granted	21,684	41.51
Vested	(27,858)	30.87
Forfeited	-	-

Unvested at March 31, 2014	49,362	36.07
Granted	-	-
Vested	-	-
Forfeited	-	-

Unvested at June 30, 2014	49,362	36.07
Granted	-	-
Vested	-	-
Forfeited	-	-

Unvested at September 30, 2014	49,362	36.07

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

3.  COST OF REVENUE

Substantially all of the Company’s operating costs and expenses are “cost of revenue” items. Operating costs that could be classified as general and administrative by the Company would include the Company’s corporate office costs at its Franklin, Tennessee office and Naples, Florida office, which were $89 million and $45 million for the three months ended September 30, 2014 and 2013, respectively, and $248 million and $138 million for the nine months ended September 30, 2014 and 2013, respectively. Included in these amounts is stock-based compensation expense of $13 million and $10 million for the three months ended September 30, 2014 and 2013, respectively, and $36 million and $29 million for the nine months ended September 30, 2014 and 2013, respectively.

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

Approximately $13 million and $5 million of acquisition and related integration costs related to prospective and closed acquisitions were expensed during the three months ended September 30, 2014 and 2013, respectively, and $99 million and $10 million during the nine months ended September 30, 2014 and 2013, respectively, and are included in other operating expenses on the condensed consolidated statements of income.

Effective April 1, 2014, one or more subsidiaries of the Company completed the acquisition of Sharon Regional Health System in Sharon, Pennsylvania. This healthcare system includes Sharon Regional (258 licensed beds) and other outpatient and ancillary services. The total cash consideration paid for long-lived assets and working capital was approximately $67 million and $1 million, respectively, with additional consideration of $8 million assumed in liabilities, for a total consideration of $76 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of September 30, 2014, approximately $8 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to settling amounts related to purchased working capital and final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

Effective April 1, 2014, one or more subsidiaries of the Company completed the acquisition of a 95% interest in Munroe Regional Medical Center (421 licensed beds) in Ocala, Florida and its other outpatient and ancillary services through a joint venture arrangement with an affiliate of a regional not-for-profit healthcare system, which acquired the remaining 5% interest. The total cash consideration paid for long-lived assets plus prepaid rent on the leased property and working capital was approximately $192 million and $4 million, respectively, with additional consideration of $11 million assumed in liabilities, for a total consideration of $207 million. The value of the noncontrolling interest at acquisition was $10 million. Based upon the Company’s preliminary purchase price allocation relating to this acquisition as of September 30, 2014, approximately $17 million of goodwill has been recorded. The preliminary allocation of the purchase price has been determined by the Company based on available information and is subject to final appraisals of tangible and intangible assets. Adjustments to the purchase price allocation are not expected to be material.

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

The total consideration of the HMA merger has been allocated to the assets acquired and liabilities assumed based upon their respective preliminary fair values. The purchase price represented a premium over the fair value of the net tangible and identifiable intangible assets acquired for reasons such as:

—	the expansion of the number of markets in which the Company operates in existing states;

—	the extension and strengthening of the Company’s hospital and physician networks;

—	the centralization of many support functions; and

—	the elimination of duplicate corporate functions.

The table below summarizes the calculation of consideration paid and preliminary allocations of the purchase price (including assumed liabilities and long-term debt assumed and repaid at closing) for the HMA merger (in millions):

Cash paid	$2,778
Shares issued	736
Contingent value right	17

Total consideration	$3,531

Current assets	$1,514
Property and equipment	3,241
Goodwill	4,484
Intangible assets	100
Other long-term assets	196
Liabilities	(5,649)
Noncontrolling interests	(355)

Total identifiable net assets	$3,531

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

Net operating revenues and income from continuing operations before income taxes and allocation of both interest and corporate overhead from hospitals acquired from HMA from the date of acquisition through September 30, 2014 was approximately $3.9 billion and $388 million, respectively. The following unaudited pro forma results of operations of the Company for the nine months ended September 30, 2014 and 2013 assume that the HMA merger occurred at the beginning of the periods presented. The pro forma amounts include certain adjustments, including interest expense, depreciation and taxes. The pro forma amounts for the nine months ended September 30, 2014 were adjusted to exclude approximately $68 million of certain nonrecurring acquisition and related integration costs incurred by the Company. Pro forma amounts for the nine months ended September 30, 2013 were adjusted to include these costs. The pro forma net loss for the nine months ended September 30, 2014 includes a charge for the early extinguishment of debt of $73 million before taxes and $45 million after taxes, or $0.40 per share (diluted). The pro forma net loss for the nine months ended September 30, 2013 includes approximately $112 million before taxes and approximately $70 million after taxes, or $0.63 per share (diluted), in change in control and other related expenses recorded by HMA for amounts triggered by the change in control of the HMA board of directors during the three months ended September 30, 2013. The pro forma results do not include adjustments related to cost savings or other synergies that are anticipated as a result of the HMA merger.

These unaudited pro forma results are not necessarily indicative of the actual results of operations (in millions, except per share data).

	Nine Months Ended September 30,
	2014	2013
Pro forma net operating revenues	$14,135	$13,978
Pro forma net loss attributable to Community Health Systems, Inc. stockholders	(4)	(12)
Pro forma net loss per share attributable to Community Health Systems, Inc. common stockholders:
Basic	$(0.04)	$(0.11)

Diluted	$(0.04)	$(0.11)

Other Acquisitions

During the nine months ended September 30, 2014, the Company paid approximately $6 million to acquire the operating assets and related businesses of certain physician practices, clinics and other ancillary businesses that operate within the communities served by its hospitals. In connection with these acquisitions, during 2014, the Company allocated approximately $3 million of the consideration paid to property and equipment and net working capital and the remainder, approximately $3 million consisting of intangible assets that do not qualify for separate recognition, to goodwill.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Discontinued Operations

During the nine months ended September 30, 2014, the Company made the decision to sell several smaller hospitals, which are classified as held for sale at September 30, 2014. Two other hospitals are required to be divested by the Federal Trade Commission as a condition of its approval of the HMA merger: Riverview Regional Medical Center (281 licensed beds) located in Gadsden, Alabama, and Carolina Pines Regional Medical Center (116 licensed beds) located in Hartsville, South Carolina (the Company entered into a definitive agreement to sell its ownership interest in Carolina Pines Regional Medical Center in October 2014). In addition, HMA entered into a definitive agreement to sell Williamson Memorial Hospital (76 licensed beds) located in Williamson, West Virginia prior to the HMA merger. The Company entered into a definitive agreement to sell one of its other hospitals and began actively marketing the sale of several other hospitals during the nine months ended September 30, 2014. In connection with management’s decision to sell these facilities, the Company has classified the results of operations of the above mentioned hospitals as discontinued operations in the accompanying condensed consolidated statements of income, and classified the above mentioned hospitals as held for sale in the accompanying consolidated balance sheet.

Net operating revenues and income (loss) from discontinued operations for the respective periods are as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net operating revenues	$100	$44	$280	$139

Income (loss) from operations of entities held for sale before income taxes	-	(10)	(4)	(24)
Impairment of hospitals held for sale before income taxes	-	-	(29)	-

Income (loss) from discontinued operations, before taxes	-	(10)	(33)	(24)
Income tax benefit	(1)	(4)	(7)	(9)

Income (loss) from discontinued operations, net of taxes	$1	$(6)	$(26)	$(15)

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

6.  INCOME TAXES

The total amount of unrecognized benefit that would affect the effective tax rate, if recognized, was approximately $13 million as of September 30, 2014. A total of approximately $8 million of interest and penalties is included in the amount of the liability for uncertain tax positions at September 30, 2014. It is the Company’s policy to recognize interest and penalties related to unrecognized benefits in its condensed consolidated statements of income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute limitations and settlements with taxing authorities; however, the Company does not anticipate the change will have a material impact on the Company’s consolidated results of operations or consolidated financial position.

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

The Company has recorded a preliminary purchase price allocation in connection with the HMA merger resulting in goodwill of approximately $4.5 billion, which is not tax deductible for income tax purposes. Goodwill consists of the excess of the purchase price over the fair market value of the acquired assets. The purchase price allocation is preliminary and subject to change as additional information is obtained during the measurement period.

The Company’s effective tax rates were 29.8% and 20.0% for the three months ended September 30, 2014 and 2013, respectively, and 14.7% and 30.0% for the nine months ended September 30, 2014 and 2013, respectively. The increase in the Company’s effective tax rate for the three months ended September 30, 2014 is primarily impacted by the increase in income from continuing operations before income taxes after adjusting for net income attributable to noncontrolling interests, which increased by a lower percentage and is not tax effected in the statement of income. The decrease in the Company’s effective tax rate for the nine months ended September 30, 2014 is primarily impacted by the decrease in income from continuing operations before income taxes after adjusting for the increase in net income attributable to noncontrolling interests, which is not tax effected in the statement of income. Adjusting for this impact, the Company’s effective tax rate increased from 37.6% for the nine months ended September 30, 2013, to 47.1% for the nine months ended September 30, 2014, primarily due to the impact of non-deductible costs associated with the HMA merger and an increase in the effective tax rate for certain states.

Cash paid for income taxes, net of refunds received, resulted in a net cash refund of $16 million and net cash paid of $2 million during the three months ended September 30, 2014 and 2013, respectively, and a net cash refund of $89 million and net cash paid of $72 million during the nine months ended September 30, 2014 and 2013, respectively.

7.  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 are as follows (in millions):

Balance as of December 31, 2013	$4,424
Goodwill acquired as part of acquisitions during current year	4,512

Balance as of September 30, 2014	$8,936

Goodwill is allocated to each identified reporting unit, which is defined as an operating segment or one level below the operating segment (referred to as a component of the entity). Management has determined that the Company’s operating segments and hospital management services operations meet the criteria to be classified as reporting units. At September 30, 2014, the hospital operations reporting unit, the home care agency operations reporting unit, and the hospital management services reporting unit had approximately $8.9 billion, $44 million and $33 million, respectively, of goodwill.

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

Intangible Assets

Approximately $100 million of intangible assets other than goodwill were acquired during the nine months ended September 30, 2014. These acquired intangibles represent the Company’s initial estimate of the fair value of the contract-based intangible assets related to the certificates of need and Medicare licenses obtained in the HMA merger. As previously discussed, this estimated amount is subject to change pending the completion of the valuation and appraisal analysis currently in process. The gross carrying amount of the Company’s other intangible assets subject to amortization was $69 million at September 30, 2014 and $51 million at December 31, 2013, and the net carrying amount was $37 million at September 30, 2014 and $21 million at December 31, 2013. The carrying amount of the Company’s other intangible assets not subject to amortization was $125 million and $50 million at September 30, 2014 and December 31, 2013, respectively. Other intangible assets are included in other assets, net on the Company’s condensed consolidated balance sheets. Substantially all of the Company’s intangible assets are contract-based intangible assets related to operating licenses, management contracts, or non-compete agreements entered into in connection with prior acquisitions.

The weighted-average remaining amortization period for the intangible assets subject to amortization is approximately five years. There are no expected residual values related to these intangible assets. Amortization expense on these intangible assets was $5 million and $1 million during the three months ended September 30, 2014 and 2013, respectively, and $8 million and $4 million during the nine months ended September 30, 2014 and 2013, respectively. Amortization expense on intangible assets is estimated to be $3 million for the remainder of 2014, $12 million in 2015, $12 million in 2016, $2 million in 2017, $2 million in 2018, $2 million in 2019 and $4 million thereafter.

The gross carrying amount of capitalized software for internal use was approximately $1.4 billion and $988 million at September 30, 2014 and December 31, 2013, respectively, and the net carrying amount considering accumulated amortization was approximately $787 million and $560 million at September 30, 2014 and December 31, 2013, respectively. The estimated amortization period for capitalized internal-use software is generally three years, except for capitalized costs related to significant system conversions, which is generally eight to ten years. There is no expected residual value for capitalized internal-use software. At September 30, 2014, there was approximately $67 million of capitalized costs for internal-use software that is currently in the development stage and will begin amortization once the software project is complete and ready for its intended use. Amortization expense on capitalized internal-use software was $48 million and $35 million during the three months ended September 30, 2014 and 2013, respectively, and $209 million and $100 million during the nine months ended September 30, 2014 and 2013, respectively. Amortization expense on capitalized internal-use software is estimated to be $49 million for the remainder of 2014, $174 million in 2015, $152 million in 2016, $102 million in 2017, $73 million in 2018, $65 million in 2019 and $172 million thereafter.

In connection with the HMA merger, the Company further analyzed its intangible assets related to internal-use software used in certain of its hospitals for patient and clinical systems, including software required to meet criteria for meaningful use attestation and ICD-10 compliance. This analysis resulted in management reassessing its usage of certain software products and rationalizing that, with the addition of the HMA hospitals in the first quarter of 2014, those software applications were going to be discontinued and replaced with new applications that better integrate meaningful use and ICD-10 compliance, are more cost effective and can be implemented at a greater efficiency of scale over future implementations. During the nine months ended September 30, 2014, the Company recorded an impairment charge of approximately $24 million related to software in-process that has been abandoned and the acceleration of amortization of approximately $75 million.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

8.  EARNINGS PER SHARE

The following table sets forth the components of the numerator and denominator for the computation of basic and diluted earnings per share for income from continuing operations, discontinued operations and net income (loss) attributable to Community Health Systems, Inc. common stockholders (in millions, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Numerator:
Income from continuing operations, net of taxes	$93	$28	$93	$180
Less: Income from continuing operations attributable to noncontrolling interests	32	18	75	52

Income from continuing operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$61	$10	$18	$128

Income (loss) from discontinued operations, net of taxes	$1	$(6)	$(26)	$(15)
Less: Loss from discontinued operations attributable to noncontrolling interests	-	-	-	-

Income (loss) from discontinued operations attributable to Community Health Systems, Inc. common stockholders — basic and diluted	$1	$(6)	$(26)	$(15)

Denominator:
Weighted-average number of shares outstanding — basic	113,138,663	93,259,027	110,871,066	92,384,270
Effect of dilutive securities:
Restricted stock awards	506,345	521,460	292,414	381,893
Employee stock options	679,748	681,991	582,216	733,923
Other equity-based awards	19,022	21,118	11,694	16,072

Weighted-average number of shares outstanding — diluted	114,343,778	94,483,596	111,757,390	93,516,158

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Dilutive securities outstanding not included in the computation of earnings per share because their effect is antidilutive:
Employee stock options and restricted stock awards	-	-	630,333	-

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

9.  STOCKHOLDERS’ EQUITY

Authorized capital shares of the Company include 400,000,000 shares of capital stock consisting of 300,000,000 shares of common stock and 100,000,000 shares of preferred stock. Each of the aforementioned classes of capital stock has a par value of $0.01 per share. Shares of preferred stock, none of which were outstanding as of September 30, 2014, may be issued in one or more series having such rights, preferences and other provisions as determined by the Board of Directors without approval by the holders of common stock.

Historically, the Company has not paid any cash dividends. In December 2012, the Company declared and paid a special dividend of $0.25 per share to holders of its common stock at the close of business as of December 17, 2012, which totaled approximately $23 million. The Company did not pay a cash dividend in 2013 or in the nine months ended September 30, 2014 and does not anticipate the payment of any other cash dividends in the foreseeable future. The Company’s Credit Facility limits the Company’s ability to pay dividends and/or repurchase stock to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing the senior and senior secured notes also limit the Company’s ability to pay dividends and/or repurchase stock. As of September 30, 2014, under the most restrictive test under these agreements, the Company has approximately $429 million remaining available with which to pay permitted dividends and/or repurchase shares of stock or its senior and senior secured notes.

The following schedule presents the reconciliation of the carrying amount of total equity, equity attributable to the Company, and equity attributable to the noncontrolling interests for the nine-month period ended September 30, 2014 (in millions):

		Community Health Systems, Inc. Stockholders
	Redeemable Noncontrolling Interests	Common Stock	Additional Paid-In Capital	Treasury Stock	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	$358	$1	$1,256	$(7)	$(67)	$1,885	$64	$3,132
Comprehensive income	59	-	-	-	19	(8)	16	27
Distributions to noncontrolling interests, net of contributions	(52)	-	-	-	-	-	(23)	(23)
Purchase of subsidiary shares from noncontrolling interests	(7)	-	(1)	-	-	-	-	(1)
Other reclassifications of noncontrolling interests	-	-	-	-	-	-	-	-
Noncontrolling interests in acquired entity	335	-	-	-	-	-	31	31
Adjustment to redemption value of redeemable noncontrolling interests	2	-	(2)	-	-	-	-	(2)
Issuance of common stock in connection with the exercise of stock options	-	-	42	-	-	-	-	42
Issuance of shares in exchange for HMA common stock	-	-	736	-	-	-	-	736
Cancellation of restricted stock for tax withholdings on vested shares	-	-	(11)	-	-	-	-	(11)
Excess tax benefit from exercise of stock options	-	-	3	-	-	-	-	3
Share-based compensation	-	-	36	-	-	-	-	36

Balance, September 30, 2014	$695	$1	$2,059	$(7)	$(48)	$1,877	$88	$3,970

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following schedule discloses the effects of changes in the Company’s ownership interest in its less-than-wholly-owned subsidiaries on Community Health Systems, Inc. stockholders’ equity (in millions):

Nine Months Ended September 30, 2014
Net loss attributable to Community Health Systems, Inc. stockholders	$(8)
Transfers to the noncontrolling interests:
Net decrease in Community Health Systems, Inc. paid-in capital for purchase of subsidiary partnership interests	(1)

Net transfers to the noncontrolling interests	(1)

Change to Community Health Systems, Inc. stockholders’ equity from net loss attributable to Community Health Systems, Inc. stockholders and transfers to noncontrolling interests	$(9)

10.  EQUITY INVESTMENTS

As of September 30, 2014, the Company owned equity interests of 27.5% in four hospitals in Las Vegas, Nevada, and 26.1% in one hospital in Las Vegas, Nevada, in which Universal Health Systems, Inc. owns the majority interest, and an equity interest of 38.0% in three hospitals in Macon, Georgia, in which HCA owns the majority interest.

Summarized combined financial information for these unconsolidated entities in which the Company owns an equity interest is as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Revenues	$334	$306	$1,005	$942
Operating costs and expenses	303	284	893	836
Income from continuing operations before taxes	31	22	112	106

The summarized financial information was derived from the unaudited financial information provided to the Company by those unconsolidated entities.

In March 2005, the Company began purchasing items, primarily medical supplies, medical equipment and pharmaceuticals, under an agreement with HealthTrust Purchasing Group, L.P. (“HealthTrust”), a group purchasing organization in which the Company is a noncontrolling partner. As part of the HMA merger, the Company acquired HMA’s ownership in HealthTrust. As of September 30, 2014, the Company had a 24.6% ownership interest in HealthTrust.

The Company’s investment in all of its unconsolidated affiliates was $459 million and $422 million at September 30, 2014 and December 31, 2013, respectively, and is included in other assets, net in the accompanying condensed consolidated balance sheets. Included in the Company’s results of operations is the Company’s equity in pre-tax earnings from all of its investments in unconsolidated affiliates, which was $12 million and $12 million for the three months ended September 30, 2014 and 2013, respectively, and $35 million and $36 million for the nine months ended September 30, 2014 and 2013, respectively.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

11.  LONG-TERM DEBT

Long-term debt consists of the following (in millions):

	September 30, 2014	December 31, 2013
Credit Facility:
Term loan A	$967	$637
Term loan B	-	60
Term loan C	-	3,353
Term loan D	4,567	-
Term loan E	1,664	-
Revolving credit loans	-	-
8% Senior Notes due 2019	2,018	2,020
7 1⁄8% Senior Notes due 2020	1,200	1,200
5 1⁄8% Senior Secured Notes due 2018	1,600	1,600
5 1⁄8% Senior Secured Notes due 2021	1,000	-
6 7⁄8% Senior Notes due 2022	3,000	-
Receivables Facility	660	500
Capital lease obligations	255	46
Other	81	37

Total debt	17,012	9,453
Less current maturities	(219)	(167)

Total long-term debt	$16,793	$9,286

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

As of September 30, 2014, the availability for additional borrowings under the Credit Facility was approximately $1.0 billion pursuant to the Revolving Facility, of which $83 million was set aside for outstanding letters of credit. CHS has the ability to amend the Credit Facility to provide for one or more tranches of term loans in an aggregate principal amount of $1.5 billion, which CHS has not yet accessed. As of September 30, 2014, the weighted-average interest rate under the Credit Facility, excluding swaps, was 4.4%.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

As of September 30, 2014, the Company had letters of credit issued, primarily in support of potential insurance-related claims and certain bonds, of approximately $83 million.

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

Receivables Facility

On March 21, 2012, CHS and certain of its subsidiaries entered into an accounts receivable loan agreement (the “Receivables Facility”) with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries of the Company also agreed to participate in the Receivables Facility as of that date. On March 31, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries of the Company also agreed to participate in the Receivables Facility as of that date. The existing and future non-self pay patient-related accounts receivable (the “Receivables”) for certain of the Company’s hospitals serves as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2016, subject to customary termination events that could cause an early termination date. The Company maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of the Company’s subsidiaries to CHS, which then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $700 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to the Company or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at September 30, 2014 totaled $660 million and are classified as long-term debt on the condensed consolidated balance sheet. At September 30, 2014, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.3 billion and is included in patient accounts receivable on the condensed consolidated balance sheet.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Loss from Early Extinguishment of Debt

The financing transactions discussed above resulted in a loss from early extinguishment of debt of $73 million and $1 million for the nine months ended September 30, 2014 and 2013, respectively, and an after-tax loss of $45 million and less than $1 million for the nine months ended September 30, 2014 and 2013, respectively.

Other Debt

As of September 30, 2014, other debt consisted primarily of the mortgage obligation on the Company’s corporate headquarters and other obligations maturing in various installments through 2028.

To limit the effect of changes in interest rates on a portion of the Company’s long-term borrowings, the Company is a party to 8 separate interest swap agreements in effect at September 30, 2014, with an aggregate notional amount for currently effective swaps of $1.5 billion, and four forward-starting swap agreements with an aggregate notional amount of $1.0 billion. On each of these swaps, the Company receives a variable rate of interest based on the three-month LIBOR in exchange for the payment of a fixed rate of interest. The Company currently pays, on a quarterly basis, interest on the Revolving Facility and the Term A Facility at a rate per annum equal to LIBOR plus 275 basis points. Loans in respect of the Term D Facility and the Term E Facility accrue interest at a rate per annum equal to LIBOR plus 325 basis points. The Term D Facility is also subject to a 100 basis point LIBOR floor and a 200 basis point Alternate Base Rate floor. See Note 12 for additional information regarding these swaps.

The Company paid interest of $308 million and $150 million on borrowings during the three months ended September 30, 2014 and 2013, respectively, and $661 million and $446 million on borrowings during the nine months ended September 30, 2014 and 2013, respectively.

12.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The fair value of financial instruments has been estimated by the Company using available market information as of September 30, 2014 and December 31, 2013, and valuation methodologies considered appropriate. The estimates presented are not necessarily indicative of amounts the Company could realize in a current market exchange (in millions):

	September 30, 2014		December 31, 2013
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Assets:
Cash and cash equivalents	$221	$221	$373	$373
Available-for-sale securities	256	256	65	65
Trading securities	52	52	38	38
Liabilities:
Contingent Value Right (CVR)	9	9	-	-
Credit Facility	7,198	7,168	4,050	4,085
8% Senior Notes	2,018	2,132	2,020	2,172
7 1⁄8% Senior Notes	1,200	1,276	1,200	1,246
2018 Senior Secured Notes	1,600	1,647	1,600	1,662
2021 Senior Secured Notes	1,000	994	-	-
6 7⁄8% Senior Notes	3,000	3,143	-	-
Receivables Facility and other debt	741	741	537	537

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

The Company assesses the effectiveness of its hedge instruments on a quarterly basis. For the nine months ended September 30, 2014 and 2013, the Company completed an assessment of the cash flow hedge instruments and determined the hedges to be highly effective. The Company has also determined that the ineffective portion of the hedges do not have a material effect on the Company’s consolidated financial position, operations or cash flows. The counterparties to the interest rate swap agreements expose the Company to credit risk in the event of nonperformance. However, at September 30, 2014, all of the swap agreements entered into by the Company were in a net liability position such that the Company would be required to make the net settlement payments to the counterparties; the Company does not anticipate nonperformance by those counterparties. The Company does not hold or issue derivative financial instruments for trading purposes.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Interest rate swaps consisted of the following at September 30, 2014:

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value of Liability (in millions)
1	$200	2.693%	October 26, 2014	$-
2	300	3.447%	August 8, 2016	15
3	200	3.429%	August 19, 2016	10
4	100	3.401%	August 19, 2016	5
5	200	3.500%	August 30, 2016	10
6	100	3.005%	November 30, 2016	5
7	200	2.055%	July 25, 2019	2
8	200	2.059%	July 25, 2019	2
9	200	2.613%	August 30, 2019	1	(1)
10	200	2.515%	August 30, 2019	1	(2)
11	300	2.892%	August 30, 2020	4	(3)
12	300	2.738%	August 30, 2020	2	(4)

(1) This interest rate swap becomes effective August 30, 2015.

(2) This interest rate swap becomes effective August 28, 2015.

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

Assuming no change in September 30, 2014 interest rates, approximately $38 million of interest expense resulting from the spread between the fixed and floating rates defined in each interest rate swap agreement will be recognized during the next 12 months. If interest rate swaps do not remain highly effective as a cash flow hedge, the derivatives’ gains or losses resulting from the change in fair value reported through OCI will be reclassified into earnings.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tabular disclosure provides the amount of pre-tax gain (loss) recognized as a component of OCI during the three and nine months ended September 30, 2014 and 2013 (in millions):

	Amount of Pre-Tax Gain (Loss) Recognized in OCI (Effective Portion)
Derivatives in Cash Flow Hedging Relationships	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest rate swaps	$2	$(8)	$(20)	$(4)

The following tabular disclosure provides the location of the effective portion of the pre-tax loss reclassified from accumulated other comprehensive loss (“AOCL”) into interest expense on the condensed consolidated statements of income during the three and nine months ended September 30, 2014 and 2013 (in millions):

Location of Loss Reclassified from AOCL into Income (Effective Portion)	Amount of Pre-Tax Loss Reclassified from AOCL into Income (Effective Portion)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest expense, net	$15	$25	$51	$79

The fair values of derivative instruments in the condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 were as follows (in millions):

	Asset Derivatives						Liability Derivatives
	September 30, 2014			December 31, 2013			September 30, 2014			December 31, 2013
	Balance Sheet Location		Fair Value	Balance Sheet Location		Fair Value	Balance Sheet Location		Fair Value	Balance Sheet Location		Fair Value
Derivatives designated as hedging instruments	Other assets, net	$	-	Other assets, net	$	-	Other long-term liabilities	$	57	Other long-term liabilities	$	88

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

The following table sets forth, by level within the fair value hierarchy, the financial assets and liabilities recorded at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (in millions):

	September 30, 2014	Level 1	Level 2	Level 3
Available-for-sale securities	$256	$127	$129	$-
Trading securities	52	52	-	-

Total assets	$308	$179	$129	$-

Contingent Value Right (CVR)	$9	$9	$-	$-
CVR-related legal liability	291	-	-	291
Fair value of interest rate swap agreements	57	-	57	-

Total liabilities	$357	$9	$57	$291

	December 31, 2013	Level 1	Level 2	Level 3

Available-for-sale securities	$65	$65	$-	$-
Trading securities	38	38	-	-

Total assets	$103	$103	$-	$-

Fair value of interest rate swap agreements	$88	$-	$88	$-

Total liabilities	$88	$-	$88	$-

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

The CVR represents the estimate of the fair value for the contingent consideration paid to HMA shareholders as part of the HMA merger. The CVR is listed on the NASDAQ and the valuation at September 30, 2014 is based on the quoted trading price for the CVR on the last day of the period. Changes in the estimated fair value of the CVR are recorded through the statement of income (loss).

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The CVR-related legal liability represents the Company’s estimate of fair value at September 30, 2014 of the liability associated with the legal matters assumed in the HMA merger that were not previously accrued by HMA. In addition, a liability of $42 million is recorded in accrued liabilities in the accompanying condensed consolidated balance sheet in respect of claims that were previously recorded by HMA as a probable contingency. To develop the estimate of fair value, the Company engaged an independent third-party valuation firm to measure the liability. The valuation was made utilizing the Company’s estimates of future outcomes for each legal case and simulating future outcomes based on the timing, probability and distribution of several scenarios using a Monte Carlo simulation model. Other inputs were then utilized for discounting the liability to the measurement date. The HMA legal matters underlying this fair value estimate were evaluated by management to determine the likelihood and impact of each of the potential outcomes. Using that information, as well as the potential correlation and variability associated with each case, a fair value was determined for the estimated future cash outflows to conclude or settle the HMA legal matters included in the analysis, excluding legal fees (which are expensed as incurred). Because of the unobservable nature of the majority of the inputs used to value the liability, the Company has classified the fair value measurement as a Level 3 measurement in the fair value hierarchy.

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

The Company incorporates CVAs to appropriately reflect both its own nonperformance or credit risk and the respective counterparty’s nonperformance or credit risk in the fair value measurements. In adjusting the fair value of its interest rate swap agreements for the effect of nonperformance or credit risk, the Company has considered the impact of any netting features included in the agreements. The CVA on the Company’s interest rate swap agreements at September 30, 2014 resulted in a decrease in the fair value of the related liability of $3 million and an after-tax adjustment of $2 million to OCI. The CVA on the Company’s interest rate swap agreements at December 31, 2013 resulted in a decrease in the fair value of the related liability of $1 million and an after-tax adjustment of less than $1 million to OCI.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Substantially all of the assets acquired in the HMA merger are recorded as part of the hospital operations segment. The distribution between reportable segments of the Company’s net operating revenues and income from continuing operations before income taxes is summarized in the following tables (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net operating revenues:
Hospital operations	$4,739	$3,128	$13,580	$9,497
Corporate and all other	56	46	179	131

Total	$4,795	$3,174	$13,759	$9,628

Income from continuing operations before income taxes:
Hospital operations	$248	$95	$494	$432
Corporate and all other	(115)	(60)	(385)	(174)

Total	$133	$35	$109	$258

15.   OTHER COMPREHENSIVE INCOME

The following tables present information about items reclassified out of accumulated other comprehensive income (loss) by component for the three and nine months ended September 30, 2014 and 2013 (in millions, net of tax):

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)

Balance as of June 30, 2014	$(47)	$10	$(18)	$(55)
Other comprehensive (loss) income before reclassifications	1	(5)	1	(3)
Amounts reclassified from accumulated other comprehensive income (loss)	10	-	-	10

Net current-period other comprehensive income	11	(5)	1	7

Balance as of September 30, 2014	$(36)	$5	$(17)	$(48)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2013	$(56)	$7	$(18)	$(67)
Other comprehensive (loss) income before reclassifications	(13)	(2)		(15)
Amounts reclassified from accumulated other comprehensive income (loss)	33	-	1	34

Net current-period other comprehensive income	20	(2)	1	19

Balance as of September 30, 2014	$(36)	$5	$(17)	$(48)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)

Balance as of June 30, 2013	$(79)	$7	$(33)	$(105)
Other comprehensive income before reclassifications	(6)	1	-	(5)
Amounts reclassified from accumulated other comprehensive income (loss)	16	-	1	17

Net current-period other comprehensive income	10	1	1	12

Balance as of September 30, 2013	$(69)	$8	$(32)	$(93)

	Change in Fair Value of Interest Rate Swaps	Change in Fair Value of Available for Sale Securities	Change in Unrecognized Pension Cost Components	Accumulated Other Comprehensive Income (Loss)

Balance as of December 31, 2012	$(116)	$5	$(34)	$(145)
Other comprehensive income before reclassifications	(4)	3	-	(1)
Amounts reclassified from accumulated other comprehensive income (loss)	51	-	2	53

Net current-period other comprehensive income	47	3	2	52

Balance as of September 30, 2013	$(69)	$8	$(32)	$(93)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

The following tables present a subtotal for each significant reclassification to net income out of accumulated other comprehensive income (loss) and the line item affected in the accompanying condensed consolidated statement of income during the three and nine months ended September 30, 2014 and 2013 (in millions):

	Amount reclassified from AOCL
Details about accumulated other comprehensive income (loss) components	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014	Affected line item in the statement where net income is presented
Gains and losses on cash flow hedges
Interest rate swaps	$(15)	$(51)	Interest expense, net
	5	18	Tax benefit

	$(10)	$(33)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$-	$(1)	Salaries and benefits
Actuarial losses	-	(1)	Salaries and benefits

	-	(2)	Total before tax
	-	1	Tax benefit

	$-	$(1)	Net of tax

	Amount reclassified from AOCL
Details about accumulated other comprehensive income (loss) components	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Affected line item in the statement where net income is presented
Gains and losses on cash flow hedges
Interest rate swaps	$(25)	$(79)	Interest expense, net
	9	28	Tax benefit

	$(16)	$(51)	Net of tax

Amortization of defined benefit pension items
Prior service costs	$-	$-	Salaries and benefits
Actuarial losses	(1)	(3)	Salaries and benefits

	(1)	(3)	Total before tax
	-	1	Tax benefit

	$(1)	$(2)	Net of tax

16.  CONTINGENCIES

The Company is a party to various legal, regulatory and governmental proceedings incidental to its business. Although the outcome of these proceedings cannot be predicted with certainty, the Company does not believe that any ultimate liability with respect to these proceedings to which the Company is currently a party will have a material adverse effect on the Company’s consolidated financial position, cash flows or results of operations.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

With respect to all legal, regulatory and governmental proceedings, the Company considers the likelihood of a negative outcome. If the Company determines the likelihood of a negative outcome with respect to any such matter is probable and the amount of the loss can be reasonably estimated, the Company records an accrual for the estimated loss for the expected outcome of the matter. If the likelihood of a negative outcome with respect to material matters is reasonably possible and the Company is able to determine an estimate of the possible loss or a range of loss, whether in excess of a related accrued liability or where there is no accrued liability, the Company discloses the estimate of the possible loss or range of loss. However, the Company is unable to estimate a possible loss or range of loss in some instances based on the significant uncertainties involved in, and/or the preliminary nature of, certain legal, regulatory and governmental matters.

HMA Legal Matters and Related CVR

The CVR agreement entitles the holder to receive a one-time cash payment of up to $1.00 per CVR, subject to downward adjustment based on the final resolution of certain litigation, investigations (whether formal or informal, including subpoenas), or other actions or proceedings related to HMA or its affiliates existing on or prior to July 29, 2013 (the date of the Company’s merger agreement with HMA) as more specifically provided in the CVR agreement (all such matters are referred to as the “HMA Legal Matters”), which include, but are not limited to, investigation and litigation matters as previously disclosed by HMA in public filings with the SEC and described in more detail below. The adjustment reducing the ultimate amount paid to holders of the CVR is determined based on the amount of losses incurred by the Company in connection with the HMA Legal Matters as more specifically provided in the CVR agreement, which generally includes the amount paid for damages, costs, fees and expenses (including, without limitation, attorneys’ fees and expenses), and all fines, penalties, settlement amounts, indemnification obligations and other liabilities (all such losses are referred to as “HMA Losses”). If the aggregate amount of HMA Losses exceeds a deductible of $18 million, then the amount payable in respect of each CVR shall be reduced (but not below zero) by an amount equal to the quotient obtained by dividing: (a) the product of (i) all losses in excess of the deductible and (ii) 90%; by (b) the number of CVRs outstanding on the date on which final resolution of the existing litigation occurs. Based on the 264,544,053 CVRs outstanding, if total HMA Losses do not exceed $18 million, the maximum payment to holders of the CVRs would be approximately $265 million.

The CVRs do not have a finite payment date. Any payments the Company makes under the CVR agreement will be payable within 60 days after the final resolution of the HMA Legal Matters. The CVRs are unsecured obligations of CHS and all payments under the CVRs will be subordinated in right of payment to the prior payment in full of all of the Company’s senior obligations (as defined in the CVR agreement), which include outstanding indebtedness of the Company (subject to certain exceptions set forth in the CVR agreement) and the HMA Losses. The CVR agreement permits the Company to acquire all or some of the CVRs, whether in open market transactions, private transactions or otherwise. As of September 30, 2014, the Company had acquired no CVRs.

The following table represents the impact of legal expenses paid or incurred to date and settlements paid or deemed final as of September 30, 2014 on the amounts owed to CVR holders (in millions):

	Deductible	CHS Responsibility at 10%	Reduction to Amount Owed to CVR Holders at 90%	Total Expenses and Settlement Cost
As of January 27, 2014	$-	$-	$-	$-
Settlements paid	-	-	3	3
Legal expenses incurred and/or paid during the nine months ended September 30, 2014	18	-	1	19

As of September 30, 2014	$18	$-	$4	$22

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Underlying the CVR agreement are a number of claims included in the HMA Legal Matters asserted against HMA. The Company has recorded a liability in connection with those claims as part of the acquired assets and liabilities at the date of acquisition pursuant to the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 805 “Business Combinations.” For the estimate of the Company’s liabilities associated with the HMA Legal Matters that will be covered by the CVR and were not previously accrued by HMA, the Company recorded a liability of $284 million as part of the acquisition accounting for the HMA merger based on the Company’s estimate of fair value of such liabilities. The increase in this liability from the date of acquisition until September 30, 2014 was approximately $7 million and the fair value of $291 million is recorded in other long-term liabilities on the accompanying condensed consolidated balance sheet. The remaining portion of the estimated liability for claims underlying the CVR agreement had been previously recorded by HMA, as a probable contingency, and has been reflected as an acquired liability. This amount is $42 million and is recorded in accrued liabilities on the accompanying condensed consolidated balance sheet. In addition, although legal fees (which are expensed as incurred) associated with the HMA Legal Matters are not taken into account in connection with the $291 million fair value determination or $42 million accrual noted above, such legal fees are taken into account in determining HMA Losses under the CVR agreement. Certain significant HMA Legal Matters underlying these liabilities are discussed in greater detail below.

HMA Matters Recorded at Fair Value

Medicare/Medicaid Billing Lawsuits

Beginning during the week of December 16, 2013 eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer, et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involved allegations of wrongful billing and was recently settled; U.S. ex rel. Sandra Simmons, v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was recently partially settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. On June 2, 2014, the court entered a stay of this matter until October 6, 2014, which was subsequently extended until February 27, 2015. The Company intends to defend against the allegations in these matters, but will also be cooperating with the government in the ongoing investigation of these allegations.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Probable Contingencies - HMA

OIG Investigation of Certain HMA Hospitals’ Relationships with Allegiance

On February 22, 2012 and February 24, 2012, the United States Department of Health and Human Services office of the Inspector General (“OIG”) served subpoenas on certain HMA hospitals relating to those hospitals’ relationships with Allegiance Health Management, Inc. (“Allegiance”). Allegiance, which is unrelated to HMA, is a post-acute healthcare management company that provides intensive outpatient psychiatric (“IOP”) services to patients. The HMA hospitals that were served subpoenas were: (i) Central Mississippi Medical Center in Jackson, Mississippi; (ii) Crossgates River Oaks Hospital in Brandon, Mississippi; (iii) Davis Regional Medical Center in Statesville, North Carolina; (iv) Lake Norman Regional Medical Center in Mooresville, North Carolina; (v) the Medical Center of Southeastern Oklahoma in Durant, Oklahoma; and (vi) Natchez Community Hospital in Natchez, Mississippi. Each of those hospitals has or had a contract with Allegiance. Among other things, the subpoenas seek: (i) documents related to the hospitals’ financial relationships with Allegiance; (ii) documents related to patients who received IOP services from Allegiance at the HMA hospitals, including their patient medical records; (iii) documents relating to complaints or concerns regarding Allegiance’s IOP services at the HMA hospitals; (iv) documents relating to employees, physicians and therapists who were involved with the IOP services provided by Allegiance at the HMA hospitals; and (v) other documents related to Allegiance, including leases, contracts, policies and procedures, training documents, budgets and financial analyses. The period of time covered by the subpoenas is January 1, 2008 through the date of subpoena compliance. The Company will continue to cooperate with the investigations. Prior to the HMA merger, HMA determined that a liability for this claim was probable and a liability was recorded by HMA during the quarter ended December 31, 2013, which liability was assumed as part of the HMA merger.

Department of Justice Investigation of Kyphoplasty Procedures at Certain HMA Hospitals

Several HMA hospitals received letters during 2009 requesting information in connection with a DOJ investigation relating to kyphoplasty procedures. Kyphoplasty is a minimally invasive spinal procedure used to treat vertebral compression fractures. The DOJ is currently investigating hospitals and hospital operators in multiple states to determine whether certain Medicare claims for kyphoplasty were incorrect when billed as an inpatient service rather than as an outpatient service. The DOJ’s investigation originated with a False Claims Act lawsuit against Kyphon, Inc., the company that developed the kyphoplasty procedure. The requested information has been provided to the DOJ and the Company is continuing to cooperate with the investigation. Prior to the HMA merger, HMA determined that a liability for this claim was probable and an incremental liability was recorded by HMA during the quarter ended December 31, 2013, which liability was assumed as part of the HMA merger.

Probable Contingencies - CHS

U.S. ex rel. Baker vs. Community Health Systems, Inc. (United States District Court for the District of New Mexico)

The Company’s knowledge of this matter originated in early 2006 with correspondence from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” For approximately three years, the Company provided the Department of Justice with requested documents, met with its personnel on numerous occasions and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified the Company that it believed that the Company and three of its New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in the referenced qui tam lawsuit, which alleges that the Company’s New Mexico hospitals “caused to be filed” false claims from the period of August 2000 through June 2011. Two of the Parent Company’s subsidiaries are also defendants in this lawsuit. The Company has now reached an agreement in principle to settle this matter. The Company believes a reserve of $75 million is sufficient to cover the claims made in this matter. This reserve does not include the legal fees of the relator’s counsel. The Company is discussing with the Office of the Inspector General of the Department of Health and Human Services whether a corporate integrity agreement will be required.

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

The table below presents a reconciliation of the beginning and ending liability balances (in millions) during the nine months ended September 30, 2014 with respect to the Company’s fair value determination in connection with HMA Legal Matters that were not previously accrued by HMA, the estimated liability in connection with HMA Legal Matters that were previously recorded by HMA as a probable contingency, and the remaining contingencies of the Company in respect of which an accrual has been recorded. These accruals do not include the Company’s estimated legal fees associated with such matters, which are expensed as incurred.

	CVR Related Liability at Fair Value	CVR Related Liability for Probable Contingencies	Other Probable Contingencies
Balance as of December 31, 2013	$-	$-	$119
Assumed liabilities for HMA contingencies	284	42	16
Expense	10	-	78
Cash payments	(3)	-	(105)

Balance as of September 30, 2014	$291	$42	$108

In the aggregate, attorneys’ fees and other costs incurred but not included in the table above related to probable contingencies and CVR-related contingencies accounted for at fair value, totaled $10 million and $2 million for the three months ended September 30, 2014 and 2013, respectively, and $24 million and $7 million for the nine months ended September 30, 2014 and 2013, respectively, and are included in other operating expenses in the accompanying condensed consolidated statements of income.

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Shareholder Derivative Actions.  Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, et al., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, et al., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, et al., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. These cases have been consolidated into a single, consolidated action. The plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. The Company’s motion to dismiss was argued on June 13, 2013. On September 27, 2013, the court issued an order granting in part and denying in part the Company’s motion to dismiss. On October 14, 2013, the Company filed for a Motion for Reconsideration of the Order Granting in Part and Denying in Part the Motion to Dismiss, a Motion to Stay Discovery, and an unopposed Motion for Extension of Time to File an Answer. The Company’s motion to stay was denied and its motion for reconsideration is still pending. The Company believes all of the plaintiffs’ claims are without merit and will vigorously defend them.

17. SUBSEQUENT EVENTS

The Company evaluated all material events occurring subsequent to the balance sheet date for events requiring disclosure or recognition in the condensed consolidated financial statements.

On October 1, 2014, one or more subsidiaries of the Company completed the acquisition of Natchez Regional Medical Center (179 licensed beds) in Natchez, Mississippi. The total cash consideration paid at closing for long-lived assets was $10 million. As part of the closing, the Company also paid $8 million as a prepayment for future property taxes that will be applied to the tax liability for the next 17 years.

On October 13, 2014, the Company executed a definitive agreement to sell its ownership interest in Carolina Pines Regional Medical Center (116 licensed beds) in Hartsville, South Carolina and related outpatient services to Capella Healthcare. This hospital is required to be divested by the Federal Trade Commission as a condition of its approval of the HMA merger.

Pursuant to registration rights agreements entered into at the time of the issuance of the 2021 Senior Secured Notes and the 6 7⁄8% Senior Notes, as a result of exchange offers made by CHS, substantially all of the 2021 Senior Secured Notes and 6 7⁄8% Senior Notes issued in January 2014 were exchanged in October 2014 for new notes having terms substantially identical in all material respects to the 2021 Senior Secured Notes and the 6 7⁄8% Senior Notes (except that the exchange notes were issued under a registration statement pursuant to the 1933 Act).

On October 29, 2014, the Company received notice of the approval by the federal government for the settlement of the claim for the rural floor budget neutrality adjustment related to the former HMA hospitals. The Company will receive approximately $36 million, net of attorneys’ fees, which will be recognized in net operating revenues during the three months ending December 31, 2014.

Effective November 1, 2014, the Company entered into and closed on a restructuring agreement related to the joint venture between an affiliate of the Company and an affiliate of Novant Health, Inc. (“Novant”), the non-profit joint venture partner. Through this joint venture, Novant owned an indirect noncontrolling interest in Lake Norman Regional Medical Center (“Lake Norman”), one of the former HMA hospitals. The HMA merger triggered a change in control provision in the operating agreement of this joint venture, requiring the Company to purchase the 30% noncontrolling interest in Lake Norman held by Novant for the higher of fair value or $150 million. As part of the restructuring agreement, on November 3, 2014, the Company paid Novant (1) $150 million for its 30% noncontrolling interest in Lake Norman, (2) approximately $4 million to acquire Upstate Carolina Medical Center (125 licensed beds) in Gaffney, South Carolina, and (3) approximately $5 million to settle prior claims with Novant. The amounts paid to Novant to acquire the noncontrolling interest in Lake Norman and to settle prior claims were recognized as part of the opening balance sheet in the purchase accounting for HMA.

On November 3, 2014, the Company sold Special Care Hospital (67 licensed beds) located in Nanticoke, Pennsylvania, which is a long-term acute care hospital, to Post Acute Medical, LLC for approximately $3 million in cash.

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

From time to time, the Company sells and/or repurchases noncontrolling interests in consolidated subsidiaries, which may change subsidiaries between guarantors and non-guarantors. Amounts for prior periods are revised to reflect the status of guarantors or non-guarantors as of September 30, 2014.

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Balance Sheet

September 30, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

ASSETS
Current assets:
Cash and cash equivalents	$-	$-	$64	$157	$-	$221
Patient accounts receivable, net of allowance for doubtful accounts	-	-	1,186	2,080	-	3,266
Supplies	-	-	374	179	-	553
Prepaid income taxes	123	-	-	-	-	123
Deferred income taxes	318	-	-	-	-	318
Prepaid expenses and taxes	-	-	160	53	-	213
Other current assets	-	-	314	364	-	678

Total current assets	441	-	2,098	2,833	-	5,372

Intercompany receivable	1,129	16,418	3,010	7,880	(28,437)	-

Property and equipment, net	-	-	6,639	3,659	-	10,298

Goodwill	-	-	5,459	3,477	-	8,936

Other assets, net	-	310	1,821	1,115	(628)	2,618

Net investment in subsidiaries	3,205	18,082	7,187	-	(28,474)	-

Total assets	$4,775	$34,810	$26,214	$18,964	$(57,539)	$27,224

LIABILITIES AND EQUITY
Current liabilities:
Current maturities of long-term debt	$-	$154	$57	$8	$-	$219
Accounts payable	-	-	791	269	-	1,060
Deferred income taxes	-	-	-	-	-	-
Accrued interest	-	162	1	1	-	164
Accrued liabilities	5	-	1,193	539	-	1,737

Total current liabilities	5	316	2,042	817	-	3,180

Long-term debt	-	15,861	161	771	-	16,793

Intercompany payable	-	14,610	19,250	15,382	(49,242)	-

Deferred income taxes	877	-	-	-	-	877

Other long-term liabilities	11	818	1,148	360	(628)	1,709

Total liabilities	893	31,605	22,601	17,330	(49,870)	22,559

Redeemable noncontrolling interests in equity of consolidated subsidiaries	-	-	-	695	-	695

Equity:
Community Health Systems, Inc. stockholders’ equity:
Preferred stock	-	-	-	-	-	-
Common stock	1	-	-	-	-	1
Additional paid-in capital	2,059	1,172	1,318	683	(3,173)	2,059
Treasury stock, at cost	(7)	-	-	-	-	(7)
Accumulated other comprehensive (loss) income	(48)	(48)	(15)	3	60	(48)
Retained earnings	1,877	2,081	2,310	165	(4,556)	1,877

Total Community Health Systems, Inc. stockholders’ equity	3,882	3,205	3,613	851	(7,669)	3,882
Noncontrolling interests in equity of consolidated subsidiaries	-	-	-	88	-	88

Total equity	3,882	3,205	3,613	939	(7,669)	3,970

Total liabilities and equity	$4,775	$34,810	$26,214	$18,964	$(57,539)	$27,224

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

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Operating revenues (net of contractual allowances and discounts)	$-	$(5)	$3,418	$2,150	$-	$5,563
Provision for bad debts	-	-	460	308	-	768

Net operating revenues	-	(5)	2,958	1,842	-	4,795
Operating costs and expenses:
Salaries and benefits	-	-	1,207	984	-	2,191
Supplies	-	-	469	264	-	733
Other operating expenses	-	-	724	397	-	1,121
Government settlement and related costs reserve	-	-	77	-	-	77
Electronic health records incentive reimbursement	-	-	(63)	(25)	-	(88)
Rent	-	-	57	53	-	110
Depreciation and amortization			187	93		280
Amortization of software to be abandoned	-	-	-	-	-	-

Total operating costs and expenses	-	-	2,658	1,766	-	4,424

Income from operations	-	(5)	300	76	-	371
Interest expense, net	-	13	219	18	-	250
Loss from early extinguishment of debt	-	-	-	-	-	-
Equity in earnings of unconsolidated affiliates	(62)	(66)	(33)	-	149	(12)
Impairment of long-lived assets	-	-	-	-	-	-

Income from continuing operations before income taxes	62	48	114	58	(149)	133
Provision for (benefit from) income taxes	-	(14)	44	10	-	40

Income from continuing operations	62	62	70	48	(149)	93
Discontinued operations, net of taxes:
(Loss) income from operations of entities held for sale	-	-	(6)	7	-	1
Impairment of hospitals held for sale	-	-	-	-	-	-

(Loss) income from discontinued operations, net of taxes	-	-	(6)	7	-	1

Net (loss) income	62	62	64	55	(149)	94
Less: Net income attributable to noncontrolling interests	-	-	-	32	-	32

Net income (loss) attributable to Community Health Systems, Inc. stockholders	$62	$62	$64	$23	$(149)	$62

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Three Months Ended September 30, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Operating revenues (net of contractual allowances and discounts)	$-	$(4)	$2,367	$1,347	$-	$3,710
Provision for bad debts	-	-	350	186	-	536

Net operating revenues	-	(4)	2,017	1,161	-	3,174
Operating costs and expenses:
Salaries and benefits	-	-	891	623	-	1,514
Supplies	-	-	313	169	-	482
Other operating expenses	-	-	457	248	-	705
Government settlement and related costs reserve	-	-	98	-	-	98
Electronic health records incentive reimbursement	-	-	(49)	(16)	-	(65)
Rent	-	-	40	30	-	70
Depreciation and amortization	-	-	132	61	-	193

Total operating costs and expenses	-	-	1,882	1,115	-	2,997

Income from operations	-	(4)	135	46	-	177
Interest expense, net	-	(1)	135	20	-	154
Loss from early extinguishment of debt	-	-	-	-	-	-
Equity in earnings of unconsolidated affiliates	(4)	(78)	(14)	-	84	(12)
Impairment of long-lived assets	-	-	-	-	-	-

Income from continuing operations before income taxes	4	75	14	26	(84)	35
Provision for (benefit from) income taxes	-	71	(67)	3	-	7

Income from continuing operations	4	4	81	23	(84)	28
Discontinued operations, net of taxes:
(Loss) income from operations of entities held for sale	-	-	(6)	-	-	(6)
Impairment of hospitals held for sale	-	-	-	-	-	-

(Loss) income from discontinued operations, net of taxes	-	-	(6)	-	-	(6)

Net (loss) income	4	4	75	23	(84)	22
Less: Net income attributable to noncontrolling interests	-	-	-	18	-	18

Net income (loss) attributable to Community Health Systems, Inc. stockholders	$4	$4	$75	$5	$(84)	$4

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Loss

Nine Months Ended September 30, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Operating revenues (net of contractual allowances and discounts)	$-	$(13)	$9,937	$6,060	$-	$15,984
Provision for bad debts	-	-	1,398	827	-	2,225

Net operating revenues	-	(13)	8,539	5,233	-	13,759
Operating costs and expenses:
Salaries and benefits	-	-	3,601	2,816	-	6,417
Supplies	-	-	1,368	736	-	2,104
Other operating expenses	-	-	2,095	1,167	-	3,262
Government settlement and related costs	-	-	77	-	-	77
Electronic health records incentive reimbursement	-	-	(147)	(65)	-	(212)
Rent	-	-	170	150	-	320
Depreciation and amortization			574	243		817
Amortization of software to be abandoned	-	-	45	30	-	75

Total operating costs and expenses	-	-	7,783	5,077	-	12,860

Income from operations	-	(13)	756	156	-	899
Interest expense, net	-	84	596	48	-	728
Loss from early extinguishment of debt	-	73	-	-	-	73
Equity in earnings of unconsolidated affiliates	8	(96)	(44)	-	97	(35)
Impairment of long-lived assets	-	-	24	-	-	24

(Loss) income from continuing operations before income taxes	(8)	(74)	180	108	(97)	109
Provision for (benefit from) income taxes	-	(66)	69	13	-	16

(Loss) income from continuing operations	(8)	(8)	111	95	(97)	93
Discontinued operations, net of taxes:
(Loss) income from operations of entities held for sale	-	-	(20)	16	-	(4)
Impairment of hospitals held for sale	-	-	-	(22)	-	(22)

(Loss) income from discontinued operations, net of taxes	-	-	(20)	(6)	-	(26)

Net (loss) income	(8)	(8)	91	89	(97)	67
Less: Net income attributable to noncontrolling interests	-	-	-	75	-	75

Net (loss) income attributable to Community Health Systems, Inc. stockholders	$(8)	$(8)	$91	$14	$(97)	$(8)

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Income

Nine Months Ended September 30, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Operating revenues (net of contractual allowances and discounts)	$-	$(11)	$7,148	$4,024	$-	$11,161
Provision for bad debts	-	-	1,057	476	-	1,533

Net operating revenues	-	(11)	6,091	3,548	-	9,628
Operating costs and expenses:
Salaries and benefits	-	-	2,691	1,900	-	4,591
Supplies	-	-	957	511	-	1,468
Other operating expenses	-	-	1,350	760	-	2,110
Government settlement and related costs	-	-	98	-	-	98
Electronic health records incentive reimbursement	-	-	(76)	(32)	-	(108)
Rent	-	-	119	89	-	208
Depreciation and amortization	-	-	388	186	-	574

Total operating costs and expenses	-	-	5,527	3,414	-	8,941

Income from operations	-	(11)	564	134	-	687
Interest expense, net	-	2	403	59	-	464
Loss from early extinguishment of debt	-	1	-	-	-	1
Equity in earnings of unconsolidated affiliates	(113)	(194)	(46)	-	317	(36)
Impairment of long-lived assets	-	-	-	-	-	-

Income from continuing operations before income taxes	113	180	207	75	(317)	258
Provision for (benefit from) income taxes	-	67	2	9	-	78

Income from continuing operations	113	113	205	66	(317)	180
Discontinued operations, net of taxes:
(Loss) income from operations of entities held for sale	-	-	(17)	2	-	(15)
Impairment of hospitals held for sale	-	-	-	-	-	-

(Loss) income from discontinued operations, net of taxes	-	-	(17)	2	-	(15)

Net (loss) income	113	113	188	68	(317)	165
Less: Net income attributable to noncontrolling interests	-	-	-	52	-	52

Net income (loss) attributable to Community Health Systems, Inc. stockholders	$113	$113	$188	$16	$(317)	$113

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net income	$62	$62	$64	$55	$(149)	$94
Other comprehensive income, net of taxes
Net change in fair value of interest rate swaps, net of tax	11	11	-	-	(11)	11
Net change in fair value of available-for-sale securities, net of tax	(5)	(5)	(5)	-	10	(5)
Amortization and recognition of unrecognized pension cost components, net of tax	1	1	1	-	(2)	1

Other comprehensive income	7	7	(4)	-	(3)	7

Comprehensive income	69	69	60	55	(152)	101
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	32	-	32

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$69	$69	$60	$23	$(152)	$69

Condensed Consolidating Statement of Comprehensive Income

Three Months Ended September 30, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net income	$4	$4	$75	$23	$(84)	$22
Other comprehensive income, net of taxes
Net change in fair value of interest rate swaps, net of tax	10	10	-	-	(10)	10
Net change in fair value of available-for-sale securities, net of tax	1	1	1	-	(2)	1
Amortization and recognition of unrecognized pension cost components, net of tax	1	1	1	-	(2)	1

Other comprehensive income	12	12	2	-	(14)	12

Comprehensive income	16	16	77	23	(98)	34
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	18	-	18

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$16	$16	$77	$5	$(98)	$16

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Comprehensive Loss

Nine Months Ended September 30, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net (loss) income	$(8)	$(8)	$91	$89	$(97)	$67
Other comprehensive income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	20	20	-	-	(20)	20
Net change in fair value of available-for-sale securities, net of tax	(2)	(2)	(2)	-	4	(2)
Amortization and recognition of unrecognized pension cost components, net of tax	1	1	1	-	(2)	1

Other comprehensive income	19	19	(1)	-	(18)	19

Comprehensive income	11	11	90	89	(115)	86
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	75	-	75

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$11	$11	$90	$14	$(115)	$11

Condensed Consolidating Statement of Comprehensive Income

Nine Months Ended September 30, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net income	$113	$113	$188	$68	$(317)	$165
Other comprehensive income, net of income taxes:
Net change in fair value of interest rate swaps, net of tax	47	47	-	-	(47)	47
Net change in fair value of available-for-sale securities, net of tax	3	3	3	-	(6)	3
Amortization and recognition of unrecognized pension cost components, net of tax	2	2	2	-	(4)	2

Other comprehensive income	52	52	5	-	(57)	52

Comprehensive income	165	165	193	68	(374)	217
Less: Comprehensive income attributable to noncontrolling interests	-	-	-	52	-	52

Comprehensive income attributable to Community Health Systems, Inc. stockholders	$165	$165	$193	$16	$(374)	$165

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2014

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net cash (used in) provided by operating activities	$96	$144	$657	$(258)	$-	$639

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(2,840)	(201)	-	(3,041)
Purchases of property and equipment	-	-	(390)	(170)	-	(560)
Proceeds from disposition of ancillary operations	-	-	-	12	-	12
Proceeds from sale of property and equipment	-	-	33	7	-	40
Purchases of available-for-sale securities	-	-	(23)	(175)	-	(198)
Proceeds from sales of available-for-sale securities	-	-	24	167	-	191
Increase in other investments	-	-	(284)	(103)	-	(387)

Net cash used in investing activities	-	-	(3,480)	(463)	-	(3,943)

Cash flows from financing activities:
Proceeds from exercise of stock options	42	-	-	-	-	42
Repurchase of restricted stock shares for payroll tax withholding requirements	(11)	-	-	-	-	(11)
Stock buy-back	-	-	-	-	-	-
Deferred financing costs and other-debt related costs	-	(272)	-	-	-	(272)
Excess tax benefit relating to stock-based compensation	4	-	-	-	-	4
Proceeds from noncontrolling investors in joint ventures	-	-	-	10	-	10
Redemption of noncontrolling investments in joint ventures	-	-	-	(8)	-	(8)
Distributions to noncontrolling investors in joint ventures	-	-	-	(74)	-	(74)
Changes in intercompany balances with affiliates, net	(131)	(3,195)	2,665	661	-	-
Borrowings under credit agreements	-	8,307	38	3	-	8,348
Issuance of long-term debt	-	4,000	-	-	-	4,000
Proceeds from receivables facility	-	-	-	204	-	204
Repayments of long-term indebtedness	-	(8,984)	(54)	(53)	-	(9,091)

Net cash provided by (used in) financing activities	(96)	(144)	2,649	743	-	3,152

Net change in cash and cash equivalents	-	-	(174)	22	-	(152)
Cash and cash equivalents at beginning of period	-	-	238	135	-	373

Cash and cash equivalents at end of period	$-	$-	$64	$157	$-	$221

COMMUNITY HEALTH SYSTEMS, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED) – (Continued)

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 30, 2013

	Parent Guarantor	Issuer	Other Guarantors	Non - Guarantors	Eliminations	Consolidated
	(In millions)

Net cash (used in) provided by operating activities	$(81)	$6	$495	$21	$-	$441

Cash flows from investing activities:
Acquisitions of facilities and other related equipment	-	-	(9)	(25)	-	(34)
Purchases of property and equipment	-	-	(356)	(65)	-	(421)
Proceeds from sale of property and equipment	-	-	1	3	-	4
Purchases of available-for-sale securities	-	-	-	-	-	-
Proceeds from sales of available-for-sale securities	-	-	-	-	-	-
Increase in other investments	-	-	(191)	(43)	-	(234)

Net cash used in investing activities	-	-	(555)	(130)	-	(685)

Cash flows from financing activities:
Proceeds from exercise of stock options	109	-	-	-	-	109
Repurchase of restricted stock shares for payroll tax withholding requirements	(15)	-	-	-	-	(15)
Stock buy-back	(27)	-	-	-	-	(27)
Deferred financing costs and other-debt related costs	-	(13)	-	-	-	(13)
Excess tax benefit relating to stock-based compensation	7	-	-	-	-	7
Proceeds from noncontrolling investors in joint ventures	-	-	-	-	-	-
Redemption of noncontrolling investments in joint ventures	-	-	-	(6)	-	(6)
Distributions to noncontrolling investors in joint ventures	-	-	-	(60)	-	(60)
Changes in intercompany balances with affiliates, net	7	183	(196)	6	-	-
Borrowings under credit agreements	-	792	21	1	-	814
Issuance of long-term debt	-	-	-	-	-	-
Proceeds from receivables facility	-	-	-	320	-	320
Repayments of long-term indebtedness	-	(968)	(20)	(141)	-	(1,129)

Net cash provided by (used in) financing activities	81	(6)	(195)	120	-	-

Net change in cash and cash equivalents	-	-	(255)	11	-	(244)
Cash and cash equivalents at beginning of period	-	-	272	116	-	388

Cash and cash equivalents at end of period	$-	$-	$17	$127	$-	$144

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

Executive Overview

We are one of the largest publicly-traded operators of hospitals in the United States in terms of number of facilities and net operating revenues. We provide healthcare services through the hospitals that we own and operate in non-urban and selected urban markets throughout the United States. We generate revenues by providing a broad range of general and specialized hospital healthcare services and other outpatient services to patients in the communities in which we are located. As of September 30, 2014, we owned or leased 196 hospitals included in continuing operations, comprised of 192 general acute care hospitals and four stand-alone rehabilitation or psychiatric hospitals. In addition to our hospitals and related businesses, we own and operate home care agencies, located primarily in markets where we also operate a hospital. Also, through our wholly-owned subsidiary, Quorum Health Resources, LLC, or QHR, we provide management and consulting services to non-affiliated general acute care hospitals located throughout the United States. For the hospitals and home care agencies that we own and operate, we are paid for our services by governmental agencies, private insurers and directly by the patients we serve. For our management and consulting services, we are paid by the non-affiliated hospitals utilizing our services.

On January 27, 2014, we and one of our wholly-owned subsidiaries completed the acquisition of Health Management Associates, Inc., or HMA, by acquiring all the outstanding shares of common stock of HMA, or HMA common stock, for approximately $7.3 billion, including the assumption of approximately $3.8 billion of indebtedness, consisting of a combination of cash and Parent Company common stock. Each share of HMA common stock issued and outstanding immediately prior to the effective time of the HMA merger was converted into the right to receive $10.50 in cash, 0.06942 of a share of the Parent Company’s common stock, and one contingent value right, or CVR, which entitles the holder of each CVR to receive a cash payment of $1.00 per share, following and conditioned upon the final resolution of certain legal matters involving HMA, subject to downward adjustments relating to the amount of certain losses arising out of or relating to such legal matters. At the time of the completion of the HMA merger, HMA owned and operated 71 hospitals in 15 states in non-urban communities located primarily in the southeastern United States. During the three months ended September 30, 2014 and 2013, we recognized approximately $11 million and $4 million of acquisition and integration expenses related to the HMA merger, respectively. During the nine months ended September 30, 2014 and 2013, we recognized approximately $89 million and $5 million of acquisition and integration expenses related to the HMA merger, respectively.

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

We believe the HMA merger has benefited us since it has expanded the number of markets we serve and reduced our concentration of credit risk and other risks in any one state. We have also achieved synergies, and believe that we will achieve additional synergies, from eliminating duplicate corporate functions and centralizing many support functions, which we believe will allow us to improve HMA’s margins. We believe this merger has extended and strengthened our hospital and physician networks.

Operating results and statistical data for the three and nine-month periods ended September 30, 2014, include comparative information for the operations of the acquired HMA hospitals from January 27, 2014, the date of the HMA merger. Throughout this executive overview and management’s discussion and analysis, same-store operating results and statistical data for both the three and nine months ended September 30, 2014 and 2013 is hereinafter defined to include the hospitals acquired in the HMA merger. For the hospitals acquired in the HMA merger, this same-store information reflects the periods from February through September 2014 and 2013 for the nine-month comparisons and from July through September 2014 and 2013 for the three-month comparisons, in each case as if they were owned during both comparable periods. For all hospitals owned throughout both periods, the same-store operating results and statistical data reflects the indicated three-month and nine-month periods. In addition, the same-store comparisons exclude our hospitals that have previously been classified as discontinued operations for accounting purposes.

In addition, during the nine months ended September 30, 2014, we completed the acquisition of a hospital in Sharon, Pennsylvania as well as a hospital in Ocala, Florida with the hospital in Ocala, Florida being acquired through a long-term prepaid lease executed in conjunction with a joint venture arrangement with an affiliate of a regional not-for-profit healthcare system.

Our net operating revenues for the three months ended September 30, 2014, increased approximately $1.6 billion to approximately $4.8 billion compared to approximately $3.2 billion for the three months ended September 30, 2013. We had income from continuing operations before noncontrolling interests of $93 million during the three months ended September 30, 2014, compared to income of $28 million for the three months ended September 30, 2013. Income from continuing operations before noncontrolling interests for the three months ended September 30, 2014 included an after-tax charge of $2 million for acquisition and integration expenses from the HMA merger, an after-tax charge of $5 million for legal expenses related to the HMA legal proceedings underlying the CVR agreement and an after-tax charge of $47 million for the government settlement and related costs in connection with the agreement in principle to settle claims at our New Mexico hospitals as discussed further below under Part II, Item 1, Legal Proceedings. Included in income from continuing operations for the three months ended September 30, 2013, is a $61 million after-tax charge for the government settlement and related costs reserve. Consolidated inpatient admissions for the three months ended September 30, 2014, increased 49.0%, compared to the three months ended September 30, 2013, and consolidated adjusted admissions for the three months ended September 30, 2014 increased 53.2%, compared to the three months ended September 30, 2013. These increases were primarily due to the HMA merger during 2014. Same-store inpatient admissions for the three months ended September 30, 2014, decreased 3.9%, compared to the three months ended September 30, 2013, and same-store adjusted admissions remained flat for the three months ended September 30, 2014, compared to the three months ended September 30, 2013.

Our net operating revenues for the nine months ended September 30, 2014, increased approximately $4.2 billion to approximately $13.8 billion compared to approximately $9.6 billion for the nine months ended September 30, 2013. We had income from continuing operations before noncontrolling interests of $93 million during the nine months ended September 30, 2014, compared to income of $180 million for the nine months ended September 30, 2013. Income from continuing operations before noncontrolling interests for the nine months ended September 30, 2014 included an after-tax charge of $45 million for loss from early extinguishment of debt, $42 million after-tax expense for acquisition and integration expenses from the HMA merger, an after-tax charge of $47 million for the acceleration of amortization on software to be abandoned, an after-tax charge of $15 million for impairment of software costs taken out of service, an after-tax charge of $13 million for the HMA legal proceedings underlying the CVR agreement and an after-tax charge of $47 million for the government settlement and related costs in connection with the agreement in principle to settle claims at our New Mexico hospitals. Consolidated inpatient admissions for the nine months ended September 30, 2014, increased 40.2%, compared to the nine months ended September 30, 2013, and consolidated adjusted admissions for the nine months ended September 30, 2014 increased 44.4%, compared to the nine months ended September 30, 2013. These increases were primarily due to the HMA merger during 2014. Same-store inpatient admissions for the nine months ended September 30, 2014, decreased 5.5%, compared to the nine months ended September 30, 2013, and same-store adjusted admissions for the nine months ended September 30, 2014 decreased 2.1%, compared to the nine months ended September 30, 2013.

Self-pay revenues represented approximately 13.3% and 13.9% of our net operating revenues, net of contractual allowances and discounts (but before provision for bad debts), for the three months ended September 30, 2014 and 2013, respectively, and 13.5% and 13.7% for the nine months ended September 30, 2014 and 2013, respectively. The amount of foregone revenue related to providing charity care services as a percentage of net operating revenues was approximately 2.8% and 6.4% for the three months ended September 30, 2014 and 2013, respectively, and 3.1% and 6.2% for the nine months ended September 30, 2014 and 2013, respectively. Direct and indirect costs incurred by us in providing charity care services were approximately 0.4% and 0.9% of net operating revenues for the three months ended September 30, 2014 and 2013, respectively, and 0.5% and 0.9% for the nine months ended September 30, 2014 and 2013, respectively.

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

Based on the Congressional Budget Office projections issued in April 2014, the Reform Legislation could result in 12 million and 25 million formerly uninsured Americans gaining insurance coverage by the end of 2014 and 2016, respectively. In an April 2014 report, the CBO projects, by the end of 2016, a 45% reduction in the number of nonelderly Americans who remain uninsured due to the effects on insurance coverage from the Reform Legislation. The 28 states in which we operate hospitals that are included in continuing operations include nine of the 10 states with the highest percentage of nonelderly uninsured people from among the state’s nonelderly population. More broadly, the 28 states in which we operate hospitals that are included in continuing operations include 25 of the 30 states with the highest percentage of nonelderly uninsured people from among the state’s nonelderly population.

As a result of a 2012 Supreme Court decision, states may opt out of the Medicaid coverage expansion provisions of the Reform Legislation without losing existing federal Medicaid funding. Some states have opted not to expand their Medicaid programs, but could decide at a later date to expand their Medicaid programs. In states that do not expand their Medicaid programs, the number of uninsured patients at our hospitals will likely decline by a smaller margin as compared to our expectations when the Reform Legislation was first adopted. Of the 28 states in which we operate hospitals that are included in continuing operations, 12 states are expanding their Medicaid programs. At this time, the other 16 states are not expanding Medicaid coverage. Florida, Indiana, Tennessee and Texas, where we operated a significant number of hospitals as of September 30, 2014, are four of the states that have not expanded Medicaid coverage. Three of the states in which we operate that have not expanded Medicaid, Indiana, Missouri and Utah, are evaluating options such as waiver plans to operate an alternative Medicaid expansion plan.

We believe our hospitals are well positioned to participate in the provider networks of various QHPs offering plan options on the health insurance exchanges. As of September 30, 2014, 194 of our 196 hospitals in continuing operations participated in a health insurance exchange agreement, 90% of our hospitals possessed two or more contracts, 87% of our hospitals had a contract with the first or second lowest cost bronze plans (QHPs with a 60% actuarial value), and 90% of our hospitals had a contract with the first or second lowest cost silver plans (QHPs with a 70% actuarial value). Most of our exchange reimbursement arrangements reflect a slight discount to that of commercial rates.

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

We believe the expansion of private sector and Medicaid coverage will, over time, increase our reimbursement related to providing services to individuals who were previously uninsured, which should reduce our expense from uncollectible accounts receivable. The various provisions in the Reform Legislation that directly or indirectly affect reimbursement are scheduled to take effect over a number of years. Over time, we believe the net impact of the overall changes as a result of the Reform Legislation will have a positive effect on our net operating revenues. In addition, we believe that the Reform Legislation has had a positive impact on net operating revenues during 2014 as the result of the expansion of private sector and Medicaid coverage that has already resulted from the Reform Legislation. Other provisions of the Reform Legislation, such as requirements related to employee health insurance coverage, should increase our operating costs. Because of the many variables involved, including clarifications and modifications resulting from the rule-making process, the development of agency guidance and future judicial interpretations, whether and how many states decide to expand or not to expand Medicaid coverage, the number of uninsured who elect to purchase health insurance coverage, budgetary issues at federal and state levels, and the potential for delays in the implementation of some of the provisions of the Reform Legislation, we may not be able to fully realize the positive impact the Reform Legislation may otherwise have on our business, results of operations, cash flow, capital resources and liquidity. Furthermore, we cannot predict whether we will be able to modify certain aspects of our operations to offset any potential adverse consequences from the Reform Legislation.

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

Although we believe that our hospital facilities will be in compliance with the meaningful use standards by 2015, there can be no assurance that all of our facilities will be or will remain in compliance and therefore not subject to the penalty provisions of HITECH. We recognized approximately $88 million and $65 million during the three months ended September 30, 2014 and 2013, respectively, and $212 million and $108 million for the nine months ended September 30, 2014 and 2013, respectively, of incentive reimbursement for HITECH incentive reimbursements from Medicare and Medicaid related to certain of our hospitals and for certain of our employed physicians, which are presented as a reduction of operating expenses.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Medicare	22.8%	24.1%	24.9%	24.9%
Medicaid	11.6	10.4	10.6	9.9
Managed Care and other third-party payors	52.3	51.6	51.0	51.5
Self-pay	13.3	13.9	13.5	13.7

Total	100.0%	100.0%	100.0%	100.0%

As shown above, we receive a substantial portion of our revenues from the Medicare and Medicaid programs. Included in Managed Care and other third-party payors is operating revenues from insurance companies with which we have insurance provider contracts, Medicare managed care, insurance companies for which we do not have insurance provider contracts, workers’ compensation carriers and non-patient service revenue, such as rental income and cafeteria sales. In the future, we generally expect revenues received from the Medicare and Medicaid programs to increase due to the general aging of the population. In addition, the Reform Legislation, currently in effect, has increased and should continue to increase the number of insured patients, which, in turn, has reduced and should continue to reduce revenues from self-pay patients and reduce our provision for bad debts. The Reform Legislation, however, imposes significant reductions in amounts the government pays Medicare managed care plans. The trend toward increased enrollment in Medicare managed care may adversely affect our operating revenue growth. Other provisions in the Reform Legislation impose minimum medical-loss ratios and require insurers to meet specific benefit requirements. Furthermore, in the normal course of business, managed care programs, insurance companies and employers actively negotiate the amounts paid to hospitals. The trend toward increased enrollment in managed care may adversely affect our operating revenue growth. There can be no assurance that we will retain our existing reimbursement arrangements or that these third-party payors will not attempt to further reduce the rates they pay for our services.

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-based reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for the treatment of patients covered by Medicare, Medicaid and non-governmental payors are generally less than the standard billing rates. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at net operating revenues. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income (loss) by an insignificant amount in each of the three-month and nine-month periods ended September 30, 2014 and 2013.

The payment rates under the Medicare program for hospital inpatient and outpatient acute care services are based on a prospective payment system, depending upon the diagnosis of a patient’s condition. These rates are indexed for inflation annually, although increases have historically been less than actual inflation. On August 22, 2014, the Centers for Medicare and Medicaid Services, or CMS, issued the final rule to adjust this index by 2.9% for hospital inpatient acute care services that are reimbursed under the prospective payment system. The final rule also made other payment adjustments that, coupled with the 0.5% multifactor productivity reduction and a 0.2% reduction to hospital inpatient rates implemented pursuant to the Reform Legislation, yielded an estimated net 0.6% decrease in reimbursement for hospital inpatient acute care services beginning October 1, 2014. CMS also implemented new admission and medical review criteria for inpatient services commonly known as the “two midnight rule.” Under the rule, Medicare beneficiaries are only to be admitted as inpatients when there is a reasonable expectation that the hospital care is medically necessary and will be required across two midnights, absent unusual circumstances. Compliance with the two midnight rule was required beginning October 1, 2013 and will become subject to Recovery Audit Contractor audits beginning April 1, 2015. Reductions in the rate of increase or overall reductions in Medicare reimbursement may cause a decline in the growth of our net operating revenues.

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

Results of Operations

Our hospitals offer a variety of services involving a broad range of inpatient and outpatient medical and surgical services. These include general acute care, emergency room, general and specialty surgery, critical care, internal medicine, obstetrics, diagnostic services, psychiatric and rehabilitation services. The strongest demand for hospital services generally occurs during January through April and the weakest demand for these services occurs during the summer months. Accordingly, eliminating the effect of new acquisitions, our net operating revenues and earnings are historically highest during the first quarter and lowest during the third quarter. Same-store operating results include the hospitals acquired in the HMA merger. For the hospitals acquired in the HMA merger, this same-store information reflects the periods from February through September 2014 and 2013 for the nine-month comparisons and from July through September 2014 and 2013 for the three-month comparisons, in each case as if they were owned during both comparable periods. For all hospitals owned throughout both periods, the same-store information reflects the indicated three-month and nine-month periods.

The following tables summarize, for the periods indicated, selected operating data.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

	(Expressed as a percentage of net operating revenues)
Consolidated (a):
Net operating revenues	100.0%	100.0%	100.0%	100.0%
Operating expenses (b)	(86.5)	(88.3)	(87.0)	(86.9)
Depreciation and amortization	(5.8)	(6.1)	(6.5)	(6.0)

Income from operations	7.7	5.6	6.5	7.1
Interest expense, net	(5.2)	(4.9)	(5.3)	(4.8)
Loss from early extinguishment of debt	-	-	(0.5)	-
Equity in earnings of unconsolidated affiliates	0.3	0.4	0.3	0.4
Impairment of long-lived assets	-	-	(0.2)	-

Income from continuing operations before income taxes	2.8	1.1	0.8	2.7
Provision for income taxes	(0.8)	(0.2)	(0.1)	(0.8)

Income from continuing operations	2.0	0.9	0.7	1.9
Income (loss) from discontinued operations, net of taxes	-	(0.2)	(0.2)	(0.2)

Net income	2.0	0.7	0.5	1.7
Less: Net income attributable to noncontrolling interests	(0.7)	(0.6)	(0.5)	(0.5)

Net income (loss) attributable to Community Health Systems, Inc. stockholders	1.3%	0.1%	- %	1.2%

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Percentage increase (decrease) from same period prior year (a):
Net operating revenues	51.1%	42.9%
Admissions	49.0	40.2
Adjusted admissions (c)	53.2	44.4
Average length of stay	-	-
Net income (loss) attributable to Community Health Systems, Inc. (d)	1,450.0	(107.1)
Same-store percentage increase (decrease) from same period prior year (a)(e):
Net operating revenues	2.8%	(0.2)%
Admissions	(3.9)	(5.5)
Adjusted admissions (c)	-	(2.1)

(a)	We have restated our prior period financial statements and statistical results to reflect the reclassification as discontinued operations for the hospitals held for sale at September 30, 2014.
(b)	Operating expenses include salaries and benefits, supplies, other operating expenses, government settlement and related costs, electronic health records incentive reimbursement and rent.
(c)	Adjusted admissions is a general measure of combined inpatient and outpatient volume. We computed adjusted admissions by multiplying admissions by gross patient revenues and then dividing that number by gross inpatient revenues.
(d)	Includes loss from discontinued operations.
(e)	Includes former HMA hospitals for the months of February through September 2014 and 2013 with respect to the above nine-month comparisons and the months of July through September 2014 and 2013 with respect to the above three-month comparisons. For all hospitals owned throughout both periods, the same-store operating results and statistical data reflects the indicated three-month and nine-month periods.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Net operating revenues increased $1.6 billion to approximately $4.8 billion for the three months ended September 30, 2014, from approximately $3.2 billion for the three months ended September 30, 2013. During the three months ended September 30, 2014, net operating revenues from hospitals acquired in 2014 contributed approximately $1.5 billion and net operating revenues from hospitals owned throughout both periods contributed approximately $0.1 billion to this increase. On a same-store basis, net operating revenues increased 2.8% during the three months ended September 30, 2014. On a consolidated basis, inpatient admissions increased by 49.0% and adjusted admissions increased by 53.2% during the three months ended September 30, 2014. These increases were primarily due to the HMA merger during 2014. On a same-store basis, inpatient admissions decreased by 3.9% and adjusted admissions remained flat during the three months ended September 30, 2014. The increase in same-store net operating revenues was attributable to favorable changes in payor mix with corresponding reductions in charity care and self-pay discounts as a percentage of revenue, offset by the decline in inpatient admissions.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, decreased from 88.3% for the three months ended September 30, 2013 to 86.5% for the three months ended September 30, 2014 primarily due to the changes in operating expenses described below. Salaries and benefits, as a percentage of net operating revenues, decreased from 47.7% for the three months ended September 30, 2013 to 45.7% for the three months ended September 30, 2014. This decrease in salaries and benefits, as a percentage of net operating revenues, was primarily due to elimination of certain of HMA’s corporate overhead costs and productivity improvement from integrating HMA into our operations. Supplies, as a percentage of net operating revenues, increased from 15.2% for the three months ended September 30, 2013 to 15.3% for the three months ended September 30, 2014. Other operating expenses, as a percentage of net operating revenues, increased from 22.1% for the three months ended September 30, 2013 to 23.4% for the three months ended September 30, 2014. This increase in other operating expenses, as a percentage of net operating revenues, was primarily due to increases in expenses related to achieving meaningful use compliance and acquisition and integration-related expenses, primarily related to the HMA merger. Government settlement and related costs, as a percentage of net revenues, decreased from 3.1% for the three months ended September 30, 2013 to 1.6% for the three months ended September 30, 2014. Rent, as a percentage of net operating revenues, increased from 2.2% for the three months ended September 30, 2013 to 2.3% for the three months ended September 30, 2014.

Electronic health records incentive reimbursements represent those incentives under the HITECH Act for which the recognition criterion has been met. We recognized approximately $88 million and $65 million of incentive reimbursements, or 1.8% and 2.0% of net operating revenues, for the three months ended September 30, 2014 and 2013, respectively. We received cash payments of $8 million and $23 million for these incentives during the three months ended September 30, 2014 and 2013, respectively. At September 30, 2014, there was no deferred revenue recorded. At September 30, 2013, $53 million was recorded as deferred revenue as all criteria for gain recognition had not been met. Operating expenses, including depreciation and amortization, incurred related to the installation and adoption of electronic health records as a percentage of net operating revenues were 1.0% and 0.8% for the three months ended September 30, 2014 and 2013, respectively, of which depreciation and amortization represented 0.6% and 0.5% of net operating revenues for the three months ended September 30, 2014 and 2013, respectively.

Depreciation and amortization, as a percentage of net operating revenues, decreased from 6.1% for the three months ended September 30, 2013 to 5.8% for the three months ended September 30, 2014. This decrease was due primarily to the impairment and acceleration of depreciation of certain software assets in prior quarters, which reduced the depreciable asset base, as well as a dilutive effect of lower depreciation as a percent of net operating revenues for the acquired and revalued assets of HMA.

Interest expense, net, increased by $96 million from $154 million for the three months ended September 30, 2013, to $250 million for the three months ended September 30, 2014. An increase in our average outstanding debt during 2014, primarily due to the additional debt incurred to acquire HMA, resulted in an increase in interest expense of $110 million. This increase in interest expense was partially offset by a $14 million decrease in interest rates during 2014, compared to 2013, primarily resulting from the expiration of our interest rate swaps during 2014.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased from 0.4% for the three months ended September 30, 2013 to 0.3% for the three months ended September 30, 2014.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes increasing $98 million from $35 million for the three months ended September 30, 2013 to $133 million for the three months ended September 30, 2014.

Provision for income taxes from continuing operations increased from $7 million for the three months ended September 30, 2013 to $40 million for the three months ended September 30, 2014 due to the increase in income from continuing operations before income taxes. Our effective tax rates were 29.8% and 20.0% for the three months ended September 30, 2014 and 2013, respectively. The increase in our effective tax rate is primarily impacted by the increase in income from continuing operations before income taxes after adjusting for net income attributable to noncontrolling interests, which increased by a lower percentage and is not tax effected in the statement of income.

Income from continuing operations, as a percentage of net operating revenues, increased from 0.9% for the three months ended September 30, 2013 to 2.0% for the three months ended September 30, 2014.

Net income, as a percentage of net operating revenues, increased from 0.7% for the three months ended September 30, 2013 to 2.0% for the three months ended September 30, 2014.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, increased from 0.6% for the three months ended September 30, 2013 to 0.7% for the three months ended September 30, 2014.

Net income attributable to Community Health Systems, Inc. was $62 million for the three months ended September 30, 2014, compared to $4 million for the three months ended September 30, 2013. This increase for the three months ended September 30, 2014 was primarily attributable to an increase in operating margins due to decreased operating expenses as discussed above.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Net operating revenues increased approximately $4.2 billion to approximately $13.8 billion for the nine months ended September 30, 2014, from approximately $9.6 billion for the nine months ended September 30, 2013. Net operating revenues from hospitals acquired in 2014 contributed $4.4 billion to this increase, offset by a decrease of $0.2 billion in net operating revenues from hospitals owned throughout both periods. On a same-store basis, net operating revenues decreased 0.2% during the nine months ended September 30, 2014. On a consolidated basis, inpatient admissions increased by 40.2% and adjusted admissions increased by 44.4% during the nine months ended September 30, 2014. These increases were primarily due to the HMA merger during 2014. On a same-store basis, inpatient admissions decreased by 5.5% and adjusted admissions decreased by 2.1% during the nine months ended September 30, 2014. The increase in same-store net operating revenues was attributable to favorable changes in payor mix with corresponding reductions in charity care and self-pay discounts as a percentage of revenue, offset by the decline in inpatient admissions.

Operating expenses, excluding depreciation and amortization, as a percentage of net operating revenues, increased from 86.9% for the nine months ended September 30, 2013 to 87.0% for the nine months ended September 30, 2014 primarily due to the changes in operating expenses described below. Salaries and benefits, as a percentage of net operating revenues, decreased from 47.7% for the nine months ended September 30, 2013 to 46.6% for the nine months ended September 30, 2014. This decrease in salaries and benefits, as a percentage of net operating revenues, was primarily due to productivity improvement from integrating HMA into our operations. Supplies, as a percentage of net operating revenues, increased from 15.2% for the nine months ended September 30, 2013 to 15.3% for the nine months ended September 30, 2014. Other operating expenses, as a percentage of net operating revenues, increased from 21.9% for the nine months ended September 30, 2013 to 23.7% for the nine months ended September 30, 2014. This increase in other operating expenses, as a percentage of net operating revenues, was primarily due to increases in expenses related to achieving meaningful use compliance and acquisition and integration-related expenses, primarily related to the HMA merger. Government settlement and related costs, as a percentage of net revenues, decreased from 1.0% for the nine months ended September 30, 2013 to 0.6% for the nine months ended September 30, 2014. Rent, as a percentage of net operating revenues, increased from 2.2% for the nine months ended September 30, 2013 to 2.3% for the nine months ended September 30, 2014.

Electronic health records incentive reimbursements represent those incentives under the HITECH Act for which the recognition criterion has been met. We recognized approximately $212 million and $108 million of incentive reimbursements, or 1.5% and 1.1% of net operating revenues, for the nine months ended September 30, 2014 and 2013, respectively. We received cash payments of $95 million and $105 million for these incentives during the nine months ended September 30, 2014 and 2013, respectively. At September 30, 2014, there was no deferred revenue recorded. At September 30, 2013, $53 million was recorded as deferred revenue as all criteria for gain recognition had not been met. Operating expenses, including depreciation and amortization, incurred related to the installation and adoption of electronic health records as a percentage of net operating revenues were 1.1% and 0.8% for the nine months ended September 30, 2014 and 2013, respectively, of which depreciation and amortization represented 0.5% of net operating revenues for both of the nine-month periods ended September 30, 2014 and 2013.

Depreciation and amortization, including $75 million of amortization of software to be abandoned, as a percentage of net operating revenues, increased from 6.0% for the nine months ended September 30, 2013 to 6.5% for the nine months ended September 30, 2014. This increase was due primarily to the shortening of the remaining useful life of software, which was previously in use with an abandonment date of July 1, 2014.

Interest expense, net, increased by $264 million from $464 million for the nine months ended September 30, 2013, to $728 million for the nine months ended September 30, 2014. An increase in our average outstanding debt during 2014, primarily due to the additional debt incurred to acquire HMA, resulted in an increase in interest expense of $285 million. In addition, an increase in interest expense of $1 million occurred as a result of less interest being capitalized during 2014, as compared to 2013, because the prior year period had more major construction projects. These increases in interest expense were partially offset by a decrease in interest rates during 2014, compared to 2013, which resulted in a decrease in interest expense of $22 million.

The loss from early extinguishment of debt of $73 million was recognized during the nine months ended September 30, 2014 after the repayment of the outstanding term loans under the Credit Facility. The loss from early extinguishment of debt of $1 million was recognized during the nine months ended September 30, 2013 after the repayment of $207 million of the outstanding term loans under the Credit Facility.

Equity in earnings of unconsolidated affiliates, as a percentage of net operating revenues, decreased from 0.4% for the nine months ended September 30, 2013 to 0.3% for the nine months ended September 30, 2014.

In connection with the HMA merger, we further analyzed our intangible assets related to internal-use software used in certain of our hospitals for patient and clinical systems, including software required to meet criteria for meaningful use attestation and ICD-10 compliance. This analysis resulted in management reassessing its usage of certain software products and rationalizing that, with the addition of the HMA hospitals in the first quarter of 2014, those software applications were going to be discontinued and replaced with new applications that better integrate meaningful use and ICD-10 compliance, are more cost effective and can be implemented at a greater efficiency of scale over future implementations. Because of this decision by management of the Company, an impairment charge of approximately $24 million was recorded during the nine months ended September 30, 2014.

The net results of the above mentioned changes resulted in income from continuing operations before income taxes decreasing $149 million from $258 million for the nine months ended September 30, 2013 to $109 million for the nine months ended September 30, 2014.

Provision for income taxes from continuing operations decreased from $78 million for the nine months ended September 30, 2013 to $16 million for the nine months ended September 30, 2014 due to the decrease in income from continuing operations before income taxes. Our effective tax rates were 14.7% and 30.0% for the nine months ended September 30, 2014 and 2013, respectively. The decrease in our effective tax rate for the nine months ended September 30, 2014 is primarily impacted by the decrease in income from continuing operations before income taxes after adjusting for the increase in net income attributable to noncontrolling interests, which is not tax effected in the statement of income. Adjusting for this impact, our effective tax rate increased from 37.6% for the nine months ended September 30, 2013, to 47.1% for the nine months ended September 30, 2014, primarily due to the impact of non-deductible costs associated with the HMA merger and an increase in the effective tax rate for certain states.

Income from continuing operations, as a percentage of net operating revenues, decreased from 1.9% for the nine months ended September 30, 2013 to 0.7% for the nine months ended September 30, 2014.

Net income, as a percentage of net operating revenues, decreased from 1.7% for the nine months ended September 30, 2013 to 0.5% for the nine months ended September 30, 2014.

Net income attributable to noncontrolling interests, as a percentage of net operating revenues, remained consistent at 0.5% for both of the nine-month periods ended September 30, 2014 and 2013.

Net income attributable to Community Health Systems, Inc. was $113 million for the nine months ended September 30, 2013, compared to a net loss of $8 million for the nine months ended September 30, 2014, a decrease of 107.1%. This decrease for the nine months ended September 30, 2014 was primarily attributable to an increase in operating expenses, including depreciation and amortization, as a percentage of net operating revenues, which were impacted by lower volumes during the nine months, government settlement and related costs, loss from early extinguishment of debt and impairment of long-lived assets, as discussed above.

Liquidity and Capital Resources

Net cash provided by operating activities increased $198 million, from approximately $441 million for the nine months ended September 30, 2013 to approximately $639 million for the nine months ended September 30, 2014. The increase in cash provided by operating activities is a result of the net impact of the decline in net income of $98 million, offset by a $314 million increase to depreciation and amortization and an increase of $93 million in the non-cash charges to income primarily for loss from early extinguishment of debt, the impairment of long-lived assets and hospitals held for sale, and the charge in connection with the agreement in principle to settle claims at our New Mexico hospitals and related costs. Cash from operating activities also had a decline in working capital items of approximately $111 million, net of the effect of acquired balances from the HMA merger. Total cash paid for interest during the nine months ended September 30, 2014 was approximately $661 million and approximately $89 million was received as net refunds for income taxes. Included in net cash provided by operating activities for the nine months ended September 30, 2014 is $95 million of cash received for HITECH incentive reimbursements, compared to $105 million for the nine months ended September 30, 2013.

The cash used in investing activities increased $3.3 billion, from approximately $685 million for the nine months ended September 30, 2013 to approximately $3.9 billion for the nine months ended September 30, 2014. The increase in cash used in investing activities was due to an increase in cash paid for acquisitions of facilities and other related equipment of $3.0 billion as a result of the acquisition of HMA (which owned and operated 71 hospitals at the time of the completion of the HMA merger) and two additional hospitals in the current period compared to no hospital acquisitions in the first nine months of 2013, an increase in the cash used for the purchase of property and equipment of $139 million, the net impact of the purchases and sales of available-for-sale securities of $7 million and an increase in cash used for other investments of $153 million. These increases were offset by an increase in the proceeds from sale of property and equipment of $36 million and the proceeds from disposition of ancillary operations of $12 million. Included in cash outflows for other investments for the nine months ended September 30, 2014 is approximately $227 million of capital expenditures related to the purchase and implementation of certified EHR technology, including implementation of Cerner software at several hospital locations. The remaining cash outflows for other investments consists primarily of purchases and development of other internal-use software and payments made under non-employee physician recruiting agreements of $160 million. We anticipate being able to fund future routine capital expenditures with cash flows generated from operations.

Our net cash provided by financing activities was $3.2 billion for the nine months ended September 30, 2014, compared to a nominal amount of net cash used in financing activities for the nine months ended September 30, 2013. The increase in cash provided by financing activities, in comparison to the prior year, is primarily due to an increase in borrowings of our long-term debt, net of repayments, and the issuance of long-term debt, which was partially offset by payments for deferred financing costs and other debt-related costs, a decrease in proceeds from the receivables facility, and a decrease in proceeds from the exercise of stock options.

Capital Expenditures

Cash expenditures for purchases of facilities and other related equipment were $3.0 billion for the nine months ended September 30, 2014, compared to $34 million for the nine months ended September 30, 2013. The expenditures during the nine months ended September 30, 2014 were primarily related to the purchase price paid by us in the acquisition of HMA (which owned and operated 71 hospitals at the time of the completion of the HMA merger), the acquisition of two additional hospitals, and the purchase of several surgery centers, physician practices and other ancillary services. The expenditures during the nine months ended September 30, 2013 were for the purchase of surgery centers and other physician practices.

Excluding the cost to construct replacement hospitals, our cash expenditures for routine capital for the nine months ended September 30, 2014 totaled $479 million, compared to $379 million for the nine months ended September 30, 2013. These capital expenditures related primarily to the purchase of additional equipment, minor renovations and information systems infrastructure. Costs to construct replacement hospitals for the nine months ended September 30, 2014 totaled $81 million, compared to $42 million for the nine months ended September 30, 2013. The costs to construct replacement hospitals for the nine months ended September 30, 2014 and 2013 represent planning and construction costs for the two replacement hospitals discussed below.

Pursuant to a hospital purchase agreement in effect as of September 30, 2014, we have committed to build a replacement facility in York, Pennsylvania by July 2017. Construction costs, including equipment costs, for the York replacement facility are currently estimated to be approximately $100 million. In addition, in October 2008, after the purchase of the noncontrolling owner’s interest in our Birmingham, Alabama facility, we initiated the purchase of a site, which includes a partially constructed hospital structure, for a potential replacement to our existing Birmingham facility. In September 2010, we received approval of our request for a certificate of need, or CON, from the Alabama Certificate of Need Review Board. This CON was challenged in the Alabama state circuit and appellate courts, but the CON was upheld by the Supreme Court of Alabama in May 2013, eliminating any further appeals. Our estimated construction costs, including the acquisition of the site and equipment costs, are approximately $280 million for the Birmingham replacement facility.

Capital Resources

Net working capital was approximately $2.2 billion at September 30, 2014, compared to $1.3 billion at December 31, 2013, an increase of $903 million, primarily due to the net working capital acquired from the HMA merger with the remainder primarily attributable to an increase in accounts receivable and a decrease in accounts payable due to timing of collections and payments.

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

As of September 30, 2014, the availability for additional borrowings under our Credit Facility was $1.0 billion pursuant to the Revolving Facility, of which $83 million was set aside for outstanding letters of credit. We believe that these funds, along with internally generated cash and continued access to the bank credit and capital markets, will be sufficient to finance future acquisitions, capital expenditures and working capital requirements through the next 12 months and into the foreseeable future.

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

On March 21, 2012, through certain of its subsidiaries, CHS entered into an accounts receivable loan agreement, or the Receivables Facility, with a group of lenders and banks, Credit Agricolé Corporate and Investment Bank, as a managing agent and as the administrative agent, and The Bank of Nova Scotia, as a managing agent. On March 7, 2013, CHS and certain of its subsidiaries amended the Receivables Facility to add an additional managing agent, The Bank of Tokyo-Mitsubishi UFJ, Ltd., to increase the size of the facility from $300 million to $500 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. On March 31, 2014, CHS and certain of its subsidiaries amended the Receivables Facility to increase the size of the facility from $500 million to $700 million and to extend the scheduled termination date. Additional subsidiaries also agreed to participate in the Receivables Facility as of that date. The existing and future non-self pay patient-related accounts receivable, or the Receivables, for certain hospitals of CHS and its subsidiaries serve as collateral for the outstanding borrowings under the Receivables Facility. The interest rate on the borrowings is based on the commercial paper rate plus an applicable interest rate spread. Unless earlier terminated or subsequently extended pursuant to its terms, the Receivables Facility will expire on March 21, 2016, subject to customary termination events that could cause an early termination date. CHS maintains effective control over the Receivables because, pursuant to the terms of the Receivables Facility, the Receivables are sold from certain of CHS’ subsidiaries to CHS, and CHS then sells or contributes the Receivables to a special-purpose entity that is wholly-owned by CHS. The wholly-owned special-purpose entity in turn grants security interests in the Receivables in exchange for borrowings obtained from the group of third-party lenders and banks of up to $700 million outstanding from time to time based on the availability of eligible Receivables and other customary factors. The group of third-party lenders and banks do not have recourse to CHS or its subsidiaries beyond the assets of the wholly-owned special-purpose entity that collateralizes the loan. The Receivables and other assets of the wholly-owned special-purpose entity will be available first and foremost to satisfy the claims of the creditors of such entity. The outstanding borrowings pursuant to the Receivables Facility at September 30, 2014 totaled $660 million and are classified as long-term debt on the condensed consolidated balance sheet. At September 30, 2014, the carrying amount of Receivables included in the Receivables Facility totaled approximately $1.3 billion and is included in patient accounts receivable on the condensed consolidated balance sheet.

As of September 30, 2014, we are currently a party to the following interest rate swap agreements to limit the effect of changes in interest rates on approximately 19.1% of our variable rate debt. On each of these swaps, we receive a variable rate of interest based on the three-month LIBOR, in exchange for the payment by us of a fixed rate of interest. We currently pay, on a quarterly basis, interest on the Revolving Facility and the Term A Facility at a rate per annum equal to LIBOR plus 275 basis points. Loans in respect of the Term D Facility and the Term E Facility accrue interest at a rate per annum equal to LIBOR plus 325 basis points. The Term D Facility is also subject to a 100 basis point LIBOR floor and a 200 basis point Alternate Base Rate floor.

Swap #	Notional Amount (in millions)	Fixed Interest Rate	Termination Date	Fair Value of Liability (in millions)
1	$200	2.693%	October 26, 2014	$-
2	300	3.447%	August 8, 2016	15
3	200	3.429%	August 19, 2016	10
4	100	3.401%	August 19, 2016	5
5	200	3.500%	August 30, 2016	10
6	100	3.005%	November 30, 2016	5
7	200	2.055%	July 25, 2019	2
8	200	2.059%	July 25, 2019	2
9	200	2.613%	August 30, 2019	1	(1)
10	200	2.515%	August 30, 2019	1	(2)
11	300	2.892%	August 30, 2020	4	(3)
12	300	2.738%	August 30, 2020	2	(4)

(1)	This interest rate swap becomes effective August 30, 2015.
(2)	This interest rate swap becomes effective August 28, 2015.
(3)	This interest rate swap becomes effective August 30, 2015.
(4)	This interest rate swap becomes effective August 28, 2015.

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

The ratio of earnings to fixed charges is a measure of our ability to meet our fixed obligations related to our indebtedness. The following table shows the ratio of earnings to fixed charges for the nine months ended September 30, 2014:

Nine Months Ended September 30, 2014

Ratio of earnings to fixed charges (1)	1.11 x

(1)	Fixed charges include interest expensed and capitalized during the year plus an estimate of the interest component of rent expense. There are no shares of preferred stock outstanding. See Exhibit 12.1 filed as part of this Report for the calculation of this ratio.

Off-balance Sheet Arrangements

Our consolidated operating results for the nine months ended September 30, 2014 and 2013, included $86 million and $85 million, respectively, of net operating revenues generated from two hospitals operated by us under operating lease arrangements at September 30, 2014. In addition, income from continuing operations with respect to these operating lease arrangements included $8 million for both of the nine-month periods ended September 30, 2014 and 2013. In accordance with accounting principles generally accepted in the United States of America, or U.S. GAAP, the respective assets and the future lease obligations under these arrangements are not recorded on our condensed consolidated balance sheet. Lease costs under these arrangements are included in rent expense and totaled approximately $5 million for both of the nine-month periods ended September 30, 2014 and 2013. The current terms of these operating leases expire between December 2020 and June 2022, not including lease extension options. If we allow these leases to expire, we would no longer generate revenues nor incur expenses from these hospitals.

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

Noncontrolling Interests

We have sold noncontrolling interests in certain of our subsidiaries or acquired subsidiaries with existing noncontrolling interest ownership positions. In conjunction with the HMA merger, we acquired 29 hospitals containing minority ownership interests ranging from less than 1% to 40%. We do not believe the minority ownership interests acquired in the HMA merger are material to our financial position or results of operations. As of September 30, 2014, we have hospitals in 37 of the markets we serve, with noncontrolling physician ownership interests ranging from less than 1% to 40%, including two hospitals that also have a non-profit entity as a partner. In addition, we have 14 other hospitals with noncontrolling interests owned by non-profit entities. Redeemable noncontrolling interests in equity of consolidated subsidiaries was $695 million and $358 million as of September 30, 2014 and December 31, 2013, respectively, and noncontrolling interests in equity of consolidated subsidiaries was $88 million and $64 million as of September 30, 2014 and December 31, 2013, respectively. The amount of net income attributable to noncontrolling interests was $32 million and $18 million for the three months ended September 30, 2014 and 2013, respectively, and $75 million and $52 million for the nine months ended September 30, 2014 and 2013, respectively. As a result of the change in the Stark Law “whole hospital” exception included in the Reform Legislation, we are not permitted to introduce physician ownership at any of our wholly-owned hospital facilities or increase the aggregate percentage of physician ownership in any of our existing hospital joint ventures in excess of the aggregate physician ownership level held at the time of the adoption of the Reform Legislation.

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

Third-party Reimbursement

Net operating revenues include amounts estimated by management to be reimbursable by Medicare and Medicaid under prospective payment systems and provisions of cost-reimbursement and other payment methods. In addition, we are reimbursed by non-governmental payors using a variety of payment methodologies. Amounts we receive for treatment of patients covered by these programs are generally less than the standard billing rates. Contractual allowances are automatically calculated and recorded through our internally developed “automated contractual allowance system.” Within the automated system, actual Medicare DRG data and payors’ historical paid claims data are utilized to calculate the contractual allowances. This data is automatically updated on a monthly basis. All hospital contractual allowance calculations are subjected to monthly review by management to ensure reasonableness and accuracy. We account for the differences between the estimated program reimbursement rates and the standard billing rates as contractual allowance adjustments, which we deduct from gross revenues to arrive at operating revenues (net of contractual allowances and discounts). The process of estimating contractual allowances requires us to estimate the amount expected to be received based on payor contract provisions. The key assumption in this process is the estimated contractual reimbursement percentage, which is based on payor classification and historical paid claims data. Due to the complexities involved in these estimates, actual payments we receive could be different from the amounts we estimate and record. If the actual contractual reimbursement percentage under government programs and managed care contracts differed by 1% at September 30, 2014 from our estimated reimbursement percentage, net loss for the nine months ended September 30, 2014 would have changed by approximately $63 million, and net accounts receivable at September 30, 2014 would have changed by $118 million. Final settlements under some of these programs are subject to adjustment based on administrative review and audit by third parties. We account for adjustments to previous program reimbursement estimates as contractual allowance adjustments and report them in the periods that such adjustments become known. Contractual allowance adjustments related to final settlements and previous program reimbursement estimates impacted net operating revenues and net income (loss) by an insignificant amount in each of the three-month and nine-month periods ended September 30, 2014 and 2013.

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

Collections are impacted by the economic ability of patients to pay and the effectiveness of our collection efforts. Significant changes in payor mix, business office operations, economic conditions or trends in federal and state governmental healthcare coverage could affect our collection of accounts receivable. The process of estimating the allowance for doubtful accounts requires us to estimate the collectability of self-pay accounts receivable, which is primarily based on our collection history, adjusted for expected recoveries and any anticipated changes in collection trends. Significant change in payor mix, business office operations, economic conditions, trends in federal and state governmental healthcare coverage or other third-party payors could affect our estimates of accounts receivable collectability. If the actual collection percentage differed by 1% at September 30, 2014 from our estimated collection percentage as a result of a change in expected recoveries, net loss for the nine months ended September 30, 2014 would have changed by $37 million, and net accounts receivable at September 30, 2014 would have changed by $69 million. We also continually review our overall reserve adequacy by monitoring historical cash collections as a percentage of trailing net revenue less provision for bad debts, as well as by analyzing current period net revenue and admissions by payor classification, aged accounts receivable by payor, days revenue outstanding and the impact of recent acquisitions and dispositions.

Our policy is to write-off gross accounts receivable if the balance is under $10.00 or when such amounts are placed with outside collection agencies. We believe this policy accurately reflects our ongoing collection efforts and is consistent with industry practices. We had approximately $3.8 billion and $3.0 billion at September 30, 2014 and December 31, 2013, respectively, being pursued by various outside collection agencies. We expect to collect less than 3%, net of estimated collection fees, of the amounts being pursued by outside collection agencies. As these amounts have been written-off, they are not included in our gross accounts receivable or our allowance for doubtful accounts. Collections on amounts previously written-off are recognized as a reduction to bad debt expense when received. However, we take into consideration estimated collections of these future amounts written-off in evaluating the reasonableness of our allowance for doubtful accounts.

All of the following information is derived from our hospitals, excluding clinics, unless otherwise noted.

Patient accounts receivable from our hospitals represent approximately 95% of our total consolidated accounts receivable.

Days revenue outstanding was 62 days at September 30, 2014 and 67 days at December 31, 2013. Our target range for days revenue outstanding is from 53 to 63 days.

Total gross accounts receivable (prior to allowance for contractual adjustments and doubtful accounts) was approximately $17.9 billion as of September 30, 2014 and approximately $10.9 billion as of December 31, 2013.

The approximate percentage of total gross accounts receivable (prior to allowances for contractual adjustments and doubtful accounts) summarized by payor is as follows:

	September 30, 2014	December 31, 2013

Insured receivables	62.4%	59.8%
Self-pay receivables	37.6	40.2

Total	100.0%	100.0%

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

Effective January 1, 2008, the former Triad hospitals were insured on a claims-made basis as described above and through commercial insurance companies as described above for substantially all claims occurring on or after January 1, 2002 and reported on or after January 1, 2008. Substantially all losses for the former Triad hospitals in periods prior to May 1, 1999 were insured through a wholly-owned insurance subsidiary of HCA Holdings, Inc., or HCA, Triad’s owner prior to that time, and excess loss policies maintained by HCA. HCA has agreed to indemnify the former Triad hospitals in respect of claims covered by such insurance policies arising prior to May 1, 1999. From May 1, 1999 through December 31, 2006, the former Triad hospitals obtained insurance coverage on a claims incurred basis from HCA’s wholly-owned insurance subsidiary with excess coverage obtained from other carriers that is subject to certain deductibles. Effective for claims incurred after December 31, 2006, Triad began insuring its claims from $1 million to $5 million through its wholly-owned captive insurance company, replacing the coverage provided by HCA. Substantially all claims occurring during 2007 were self-insured up to $10 million per claim.

There have been no significant changes in our estimate of the reserve for professional liability claims during the three and nine months ended September 30, 2014.

Income Taxes

We must make estimates in recording provision for income taxes, including determination of deferred tax assets and deferred tax liabilities and any valuation allowances that might be required against the deferred tax assets. We believe that future income will enable us to realize certain deferred tax assets, subject to the valuation allowance we have established.

The total amount of unrecognized benefit that would impact the effective tax rate, if recognized, was approximately $13 million as of September 30, 2014. A total of approximately $8 million of interest and penalties is included in the amount of liability for uncertain tax positions at September 30, 2014. It is our policy to recognize interest and penalties related to unrecognized benefits in our condensed consolidated statements of income as income tax expense.

It is possible the amount of unrecognized tax benefit could change in the next 12 months as a result of a lapse of the statute limitations and settlements with taxing authorities; however, we do not anticipate the change will have a material impact on our consolidated results of operations or consolidated financial position.

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

In May 2014, the Financial Accounting Standards Board issued ASU 2014-09, which outlines a single comprehensive model for recognizing revenue and supersedes most existing revenue recognition guidance, including guidance specific to the healthcare industry. This ASU provides companies the option of applying a full or modified retrospective approach upon adoption. This ASU is effective for fiscal years beginning after December 15, 2016. Early adoption is not permitted. We will adopt this ASU on January 1, 2017 and are currently evaluating our plan for adoption and the impact on our revenue recognition policies, procedures and control framework and the resulting impact on our consolidated financial position, results of operations and cash flows.

FORWARD-LOOKING STATEMENTS

Some of the matters discussed in this report include forward-looking statements. Statements that are predictive in nature, that depend upon or refer to future events or conditions or that include words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “thinks,” and similar expressions are forward-looking statements. These statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results and performance to be materially different from any future results or performance expressed or implied by these forward-looking statements. These factors include the following:

•	general economic and business conditions, both nationally and in the regions in which we operate,

•	implementation and effect of adopted and potential federal and state healthcare reform legislation and other federal, state or local laws or regulations affecting the healthcare industry,

•	the extent to which states support increases, decreases or changes in Medicaid programs, implement healthcare exchanges or alter the provision of healthcare to state residents through regulation or otherwise,

•	risks associated with our substantial indebtedness, leverage and debt service obligations,

•	demographic changes,

•	changes in, or the failure to comply with, governmental regulations,

•	potential adverse impact of known and unknown government investigations, audits, and Federal and State False Claims Act litigation and other legal proceedings,

•	our ability, where appropriate, to enter into and maintain managed care provider arrangements and the terms of these arrangements,

•	changes in, or the failure to comply with, managed care provider contracts, which could result in, among other things, disputes and changes in reimbursements, both prospectively and retroactively,

•	changes in inpatient or outpatient Medicare and Medicaid payment levels,

•	the effects related to the continued implementation of the sequestration spending reductions and the potential for future deficit reduction legislation,

•	increases in the amount and risk of collectability of patient accounts receivable,

•	the efforts of insurers, healthcare providers and others to contain healthcare costs,

•	our ongoing ability to demonstrate meaningful use of certified electronic health record technology and recognize income for the related Medicare or Medicaid incentive payments,

•	increases in wages as a result of inflation or competition for highly technical positions and rising supply costs due to market pressure from pharmaceutical companies and new product releases,

•	liabilities and other claims asserted against us, including self-insured malpractice claims,

•	competition,

•	our ability to attract and retain, at reasonable employment costs, qualified personnel, key management, physicians, nurses and other healthcare workers,

•	trends toward treatment of patients in less acute or specialty healthcare settings, including ambulatory surgery centers or specialty hospitals,

•	changes in medical or other technology,

•	changes in U.S. GAAP,

•	the availability and terms of capital to fund additional acquisitions or replacement facilities or other capital expenditures,

•	our ability to successfully make acquisitions or complete divestitures,

•	our ability to successfully integrate any acquired hospitals, including those of HMA, or to recognize expected synergies from acquisitions,

•	the impact of the acquisition of HMA on third-party relationships,

•	the impact of seasonal severe weather conditions,

•	our ability to obtain adequate levels of general and professional liability insurance,

•	timeliness of reimbursement payments received under government programs,

•	effects related to outbreaks of infectious diseases, including Ebola,

•	the impact of the external, criminal cyber-attack suffered by us in the second quarter of 2014, including potential reputational damage, the outcome of our investigation and any potential governmental inquiries, the outcome of litigation filed against us in connection with this cyber-attack, and the extent of remediation costs and additional operating or other expenses that we may continue to incur, and

•	the other risk factors set forth in our annual report on Form 10-K for the year ended December 31, 2013 and our other public filings with the SEC.

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

A 1% change in interest rates on variable rate debt in excess of that amount covered by interest rate swaps would have resulted in interest expense fluctuating approximately $16 million and $5 million for the three months ended September 30, 2014 and 2013, respectively, and $42 million and $14 million for the nine months ended September 30, 2014 and 2013, respectively.

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

There are no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

Community Health Systems, Inc. Legal Proceedings

U.S. ex rel. Baker vs. Community Health Systems, Inc. (United States District Court for the District of New Mexico)

Our knowledge of this matter originated in early 2006 with correspondence from the Civil Division of the Department of Justice requesting documents in an investigation it was conducting involving the Company. The inquiry related to the way in which different state Medicaid programs apply to the federal government for matching or supplemental funds that are ultimately used to pay for a small portion of the services provided to Medicaid and indigent patients. These programs are referred to by different names, including “intergovernmental payments,” “upper payment limit programs,” and “Medicaid disproportionate share hospital payments.” For approximately three years, we provided the Department of Justice with requested documents, met with its personnel on numerous occasions and otherwise cooperated in its investigation. During the course of the investigation, the Civil Division notified us that it believed that we and three of our New Mexico hospitals caused the State of New Mexico to submit improper claims for federal funds, in violation of the Federal False Claims Act. This investigation has culminated in the federal government’s intervention in the referenced qui tam lawsuit, which alleges that our New Mexico hospitals “caused to be filed” false claims from the period of August 2000 through June 2011. Two of the Parent Company’s subsidiaries are also defendants in this lawsuit. We have now reached an agreement in principle to settle this matter. We believe a reserve of $75 million is sufficient to cover the claims made in this matter. This reserve does not include the legal fees of the relator’s counsel. We are discussing with the Office of the Inspector General of the Department of Health and Human Services whether a corporate integrity agreement will be required.

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

Department of Justice Settlement – ED Short Stay Admissions. On August 4, 2014, we announced that we had entered into a civil settlement agreement with the U.S. Department of Justice, other federal agencies and identified relators that concluded previously announced investigations and litigation related to short stay admissions through emergency departments at certain of our affiliated hospitals. The settlement concluded the government’s review into whether these 119 hospitals billed Medicare, Medicaid and TRICARE for certain inpatient admissions from January 2005 to December 2010 that the government contended should have been billed as outpatient or observation cases. Under the terms of the settlement agreement, there was no finding of improper conduct by us or our affiliated hospitals, and we denied any wrongdoing. We have paid approximately $88 million in resolution of all federal government claims, including Medicare, TRICARE and the federal share of the Medicaid claims, and an additional approximately $1 million to the states for their portions of the Medicaid claims. The settlement also covered the dismissal of specified litigation.

Further, the settlement resolved the government’s investigation into a hospital affiliated with us in Laredo, Texas. The government’s review in Laredo centered on whether the hospital submitted claims for inpatient procedures that should have been billed as outpatient procedures as well as the financial relationship between the hospital and a member of its medical staff. The hospital has paid $9 million to resolve this investigation.

As part of the settlement, we entered into a five-year Corporation Integrity Agreement, or CIA, with the Office of Inspector General of the U.S. Department of Health and Human Services. The CIA will be incorporated into our existing and comprehensive compliance program. The CIA establishes general and specialized training requirements and mandates that we retain independent review organizations to review the adequacy of our claims for inpatient services furnished to federal health care program beneficiaries. The CIA also includes Laredo-specific reviews of physician financial relationships.

The settlement will also result in the unsealing and dismissal of qui tam actions filed in Illinois, Tennessee, North Carolina and Texas, as well as the previously unsealed case in Indiana. Two of these cases also name HMA as defendants and were partially unsealed in December 2013 when the government intervened in those and six other cases pending against HMA. Certain of the relators’ claims for attorneys’ fees remain to be resolved. We previously established a $102 million reserve to cover these settlements and related legal costs of which approximately $98 million has been paid as summarized above.

SEC Subpoena. In May 2011, we received a subpoena from the SEC requesting documents related to or requested in connection with the various inquiries, lawsuits and investigations regarding, generally, emergency room admissions or observation practices at our hospitals. The subpoena also requested documents relied upon by us in responding to the Tenet litigation, as well as other communications about the Tenet litigation. On October 22, 2014, we were notified that the SEC had closed its investigation.

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

Shareholder Derivative Actions. Three purported shareholder derivative actions have also been filed in the United States District Court for the Middle District of Tennessee; Plumbers and Pipefitters Local Union No. 630 Pension Annuity Trust Fund v. Wayne T. Smith, et al., filed May 24, 2011; Roofers Local No. 149 Pension Fund v. Wayne T. Smith, et al., filed June 21, 2011; and Lambert Sweat v. Wayne T. Smith, et al., filed October 5, 2011. These three cases allege breach of fiduciary duty arising out of allegedly improper inpatient admission practices, mismanagement, waste and unjust enrichment. These cases have been consolidated into a single, consolidated action. The plaintiffs filed an operative amended derivative complaint in these three consolidated actions on March 15, 2012. Our motion to dismiss was argued on June 13, 2013. On September 27, 2013, the court issued an order granting in part and denying in part our motion to dismiss. On October 14, 2013, we filed for a Motion for Reconsideration of the Order Granting in Part and Denying in Part the Motion to Dismiss, a Motion to Stay Discovery, and an unopposed Motion for Extension of Time to File an Answer. Our motion to stay was denied and our motion for reconsideration is still pending. We believe all of the plaintiffs’ claims are without merit and will vigorously defend them.

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

Qui Tam Cases – Government Declined Intervention

On June 2, 2011, an order was entered unsealing a relator’s qui tam complaint in the matter of U.S. ex rel. Wood M. Deming, MD, individually and on behalf of Regional Cardiology Consultants, PC v. Jackson-Madison County General Hospital, an Affiliate of West Tennessee Healthcare, Regional Hospital of Jackson, a Division of Community Health Systems Professional Services Corporation, James Moss, individually, Timothy Puthoff, individually, Joel Perchik, MD, individually, and Elie H. Korban, MD, individually. The action is pending in the Western District of Tennessee, Jackson Division. Regional Hospital of Jackson is an affiliated hospital and Mr. Puthoff is a former chief executive officer there. The Order recited that the United States had elected to intervene to a limited degree only concerning the claims against Dr. Korban for false and fraudulent billing for allegedly unnecessary stent procedures and for causing the submission of false claims by the hospitals. On July 28, 2011, we were served by the relator. On June 12, 2013, the government and Dr. Korban filed an advisory that they had reached a “handshake” settlement of all claims pled by the government. On December 17, 2013, the government filed a notice of settlement with Dr. Korban. A scheduling order has been entered with a trial date of September 28, 2015. We believe the claims against our hospital are without merit and we are vigorously defending this case.

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

On December 20, 2013, we became aware of a case styled U.S. ex rel. Macler v. Pinnacle Partners in Medicine, et. al (including our affiliated facility, Pottstown Memorial Medical Center, Pottstown, Pennsylvania), filed on April 17, 2013 in the Eastern District of Pennsylvania. The complaint alleges that certain patients did not receive a post-anesthesia visit as required by the Medicare Conditions of Participation and Pennsylvania law. The Department of Justice has declined to intervene in this case and the case was unsealed on or about December 19, 2013. We previously had not been aware of this case nor had any knowledge of any government investigation of the allegations. We were never served with a complaint and on September 8, 2014 the court dismissed this matter.

On February 4, 2014, a redacted case then styled (Sealed Party) v. Pottstown Hospital Co., LLC d/b/a Pottstown Memorial Medical Center and Community Health Systems, Inc. was filed in the Eastern District of Pennsylvania. On May 6, 2014, the district court ordered the seal lifted. The relator is Alan E. Cooper, M.D. The complaint alleges the hospital traded on call agreements for referrals. There is no indication that the Department of Justice has intervened in this matter. This matter was previously reported in prior filings in the Legal Proceedings section as subpoenas to two Pennsylvania hospitals and one of our subsidiaries concerning on call agreements and physician directorships. On June 5, 2014, we filed motions to dismiss the complaint and on June 30, 2014 the relator filed his response. Oral argument occurred on October 15, 2014 and the matter was taken under advisement and discovery was stayed. We anticipate that we will vigorously defend this matter if it is pursued by the government or the relator.

On July 15, 2014, we became aware of a previously unknown qui tam styled U.S. ex rel. McFeeters v. Northwest Hospital, LLC d/b/a Northwest Medical Center and Community Health Systems, Inc. pending in the Middle District of Tennessee and originally filed on May 16, 2013. On July 10, 2014, the United States filed its Notice of Election to Decline Intervention. The complaint alleges the hospital misbilled physical therapy treatment time units. On September 10, 2014, we filed a motion to dismiss and on October 1, 2014 the relator filed an amended complaint. We will be filing a renewed motion to dismiss. We will vigorously defend this matter.

Commercial Litigation and Other Lawsuits

Becker v. Community Health Systems, Inc. d/b/a Community Health Systems Professional Services Corporation d/b/a Community Health Systems d/b/a Community Health Systems PSC, Inc. d/b/a Rockwood Clinic P.S. and Rockwood Clinic, P.S. (Superior Court, Spokane, Washington). This suit was filed on February 29, 2012, by a former chief financial officer at Rockwood Clinic in Spokane, Washington. Becker claims he was wrongfully terminated for allegedly refusing to certify a budget for Rockwood Clinic in 2012. On February 29, 2012, he also filed an administrative complaint with the Department of Labor, Occupational Safety and Health Administration alleging that he is a whistleblower under Sarbanes-Oxley; a response was filed on May 21, 2012. At a hearing on July 27, 2012, the court dismissed Community Health Systems, Inc. from this case and subsequently certified the case for an interlocutory appeal of the denial to dismiss his employer and the management company. The appellate court accepted the interlocutory appeal, and it was argued on April 30, 2014. On August 14, 2014, the court denied our appeal. On October 20, 2014, we filed a petition to review the denial with the Washington Supreme Court. We are vigorously defending this action.

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

Cyber Attack. As previously disclosed on a Current Report on Form 8-K filed by us on August 18, 2014, our computer network was the target of an external, criminal cyber attack that we believe occurred in April and June, 2014. We and Mandiant (a FireEye Company), the forensic expert engaged by us in connection with this matter, believe the attacker was a foreign “Advanced Persistent Threat” group who used highly sophisticated malware and technology to attack our systems. The attacker was able to bypass our security measures and successfully copy and transfer outside the Company certain non-medical patient identification data (such as patient names, addresses, birthdates, telephone numbers and social security numbers), but not including patient credit card, medical or clinical information. We continue to work closely with federal law enforcement authorities in connection with their investigation and possible prosecution of those determined to be responsible for this attack. Mandiant has conducted a thorough investigation of this incident and continues to advise the Company regarding remediation efforts. We are providing appropriate notification to affected patients and regulatory agencies as required by federal and state law. We are offering identity theft protection services to individuals affected by this attack.

We have incurred certain expenses to remediate and investigate this matter, and expect to continue to incur expenses of this nature in the foreseeable future. In addition, multiple purported class action lawsuits have been filed against the Company. (Denise B. Alverson, v. Community Health Systems, Inc., Community Health Systems Professional Services Corporation, Riverview Regional Medical Center, LLC, Gadsden Regional Medical Center, LLC, Foley Hospital Corporation and Anniston HMA, LLC, (USDC, N.D., AL); Mary Martin Glah and Charles William Stonestreet, et al. v. Community Health Systems, Inc., Community Health Systems Professional Services Corporation, et al., (USDC, S.D. WV); Roman v. Community Health Systems, Inc. and Community Health Systems Professional Services Corporation, (USDC, M.D. PA); Braquelle Lawson, et al. v. Community Health Systems, Inc., Community Health Systems Professional Services Corporation, River Oaks Hospital, LLC, Vicksburg Healthcare, LLC D/B/A River Region Health System, Brandon HMA, LLC D/B/A Crossgates River Oaks Hospital, LLC, Madison HMA, LLC D/B/A Madison River Oaks Hospital, Central Mississippi Medical Center, and Natchez Community Hospital, LLC, (USDC, S.D. MS); Briana Brito v. Community Health Systems, Inc., Community Health Systems Professional Services Corporation, Alta Vista Regional Hospital, Carlsbad Medical Center, Eastern NM Med Center, Mimbres Memorial Hospital, Mountainview Regional Medical Center, Lea Regional Medical Center, (NM State Court, 4th Jud. Dist. San Miguel County NM).) These lawsuits allege that sensitive information was unprotected and inadequately encrypted by the Company. The plaintiffs claim breach of contract and other theories of recovery, and are seeking damages, as well as restitution for any identity theft. At this time, we are unable to predict the outcome of this litigation or determine the potential impact, if any, that could result from this litigation, but we intend to vigorously defend these lawsuits. This matter may subject the Company to additional litigation, potential governmental inquiries, potential reputational damage, and additional remediation, operating and other expenses.

Certain Legal Proceedings Related to HMA

Medicare/Medicaid Billing Lawsuits

On January 11, 2010, HMA and one of its subsidiaries were named in a qui tam lawsuit entitled United States of America ex rel. J. Michael Mastej v. Health Management Associates, Inc. et al. in the U.S. District Court for the Middle District of Florida, Tampa Division. The plaintiff’s complaint alleged that, among other things, the defendants erroneously submitted claims to Medicare and that those claims were falsely certified to be in compliance with Section 1877 of the Social Security Act of 1935 (commonly known as the “Stark law”) and the Anti-Kickback Statute. The plaintiff’s complaint further alleged that the defendants’ conduct violated the False Claims Act. The plaintiff seeks recovery of all Medicare and Medicaid reimbursement that the defendants received as a result of the alleged false certifications and treble damages under the False Claims Act, as well as a civil penalty for each Medicare and Medicaid claim supported by such alleged false certifications. On August 18, 2010, the plaintiff filed a first amended complaint that was similar to the original complaint. On February 23, 2011, the case was transferred to the U.S. District Court for the Middle District of Florida, Fort Myers Division. On May 5, 2011, the plaintiff filed a second amended complaint, which was similar to the first amended complaint. On May 17, 2011, the defendants moved to dismiss the second amended complaint for failure to state a claim with the particularity required and failure to state a claim upon which relief can be granted. On January 26, 2012, the United States gave notice of its decision not to intervene in this lawsuit. On February 16, 2012, the court granted the defendants’ motion to dismiss, without prejudice. The court’s order permitted the plaintiff to file an amended complaint. On March 8, 2012, the plaintiff filed a third amended complaint, which was similar to the first amended complaint and the second amended complaint. On March 26, 2012, the defendants moved to dismiss the third amended complaint on the same bases set forth in earlier motions to dismiss. On March 19, 2013, the U.S. District Court for the Middle District of Florida, Tampa Division, dismissed the third amended complaint with prejudice. On March 28, 2013, the United States of America filed a motion to clarify that the dismissal with prejudice did not relate to the United States. On April 4, 2013, the defendants filed an opposition to the United States’ motion for clarification. The Government’s motion remains pending at this time. On April 16, 2013, the plaintiff filed a motion for relief from judgment and for leave to amend the complaint, and a proposed fourth amended complaint. On April 18, 2013, the plaintiff filed a notice of appeal. On May 2, 2013, the defendants filed an opposition to the plaintiff’s motion for relief from judgment and for leave to amend the complaint for the fourth time. On July 10,

2013, the court denied plaintiff’s motion for relief from judgment and for leave to amend the complaint for the fourth time. The case was appealed by Mastej to the Eleventh Circuit Court of Appeals and on October 30, 2014 the appellate court affirmed the dismissal of part of the case and reversed the dismissal of part of the case. The case will be returned to the district court for further proceedings. We intend to vigorously defend HMA and its subsidiary against the allegations in this matter.

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

Beginning during the week of December 16, 2013 eleven qui tam lawsuits filed by private individuals against HMA were unsealed in various United States district courts. The United States has elected to intervene in all or part of eight of these matters; namely U.S. ex rel. Craig Brummer v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Brummer”); U.S. ex rel. Ralph D. Williams v. Health Management Associates, Inc. et al. (Middle District Georgia) (“Williams”); U.S. ex rel. Scott H. Plantz, M.D. et al. v. Health Management Associates, Inc., et al. (Northern District Illinois) (“Plantz”); U.S. ex rel. Thomas L. Mason, M.D. et al. v. Health Management Associates, Inc. et al. (Western District North Carolina) (“Mason”); U.S. ex rel. Jacqueline Meyer, et al. v. Health Management Associates, Inc., Gary Newsome et al. (“Jacqueline Meyer”) (District of South Carolina); U.S. ex rel. George Miller, et al. v. Health Management Associates, Inc. (Eastern District of Pennsylvania) (“Miller”); U.S. ex rel. Bradley Nurkin v. Health Management Associates, Inc. et al. (Middle District of Florida) (“Nurkin”); and U.S. ex rel. Paul Meyer v. Health Management Associates, Inc. et al. (Southern District Florida) (“Paul Meyer”). The United States has elected to intervene with respect to allegations in these cases that certain HMA hospitals inappropriately admitted patients and then submitted reimbursement claims for treating those individuals to federal healthcare programs in violation of the False Claims Act or that certain HMA hospitals had inappropriate financial relationships with physicians which violated the Stark law, the Anti-Kickback Statute, and the False Claims Act. Certain of these complaints also allege the same actions violated various state laws which prohibit false claims. The United States has declined to intervene in three of the eleven matters, namely U.S. ex rel. Anita France et al. v. Health Management Associates, Inc. (Middle District Florida) (“France”) which involved allegations of wrongful billing and was recently settled; U.S. ex rel. Sandra Simmons, v. Health Management Associates, Inc. et al. (Eastern District Oklahoma) (“Simmons”) which alleges unnecessary surgery by an employed physician and which was recently partially settled as to all allegations except alleged wrongful termination; and U.S. ex rel. David Napoliello, M.D. v. Health Management Associates, Inc. (Middle District Florida) (“Napoliello”) which alleges inappropriate admissions. On April 3, 2014, the Multi District Litigation Panel ordered the transfer and consolidation for pretrial proceedings of the eight intervened cases, plus the Napoliello matter, to the District of the District of Columbia under the name In Re: Health Management Associates, Inc. Qui Tam Litigation. On June 2, 2014, the court entered a stay of this matter until October 6, 2014, which was subsequently extended until February 27, 2015. We intend to defend against the allegations in these matters, but will also be cooperating with the government in the ongoing investigation of these allegations.

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

Securities and Exchange Commission Investigations

On April 25, 2013, HMA received a subpoena from the SEC, issued pursuant to an investigation, requesting documents related to accounts receivable, billing write-downs, contractual adjustments, reserves for doubtful accounts, and accounts receivable aging, and revenue from Medicare, Medicaid and from privately insured or uninsured patients. On June 5, 2013, HMA received a supplemental subpoena from the SEC which requests additional financial reports. Subsequent subpoenas have been directed to us, our accountants, the former accountants for HMA and certain individuals. On July 17, 2014, we received an additional subpoena from the SEC seeking numerous categories of documents relating to the financial statement adjustments taken in the fourth quarter of 2013 in the areas described above. This investigation is ongoing and we are unable to determine the potential impact, if any, of this investigation.

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

Wrongful Termination Lawsuits

Meyer v. Health Management Associates, Inc. In October 2011, a wrongful termination action was commenced against HMA by Paul Meyer, HMA’s former Director of Compliance in the Circuit Court in Broward County, Florida. In the lawsuit, the plaintiff seeks unspecified compensatory and punitive damages. HMA has asserted that Mr. Meyer was terminated after insubordinately refusing to cooperate with HMA’s efforts to comply with its obligations under a government subpoena by refusing to return documents belonging to HMA that were in his possession. HMA has filed a counterclaim against Mr. Meyer for breach of contract, conversion and breach of duty of loyalty. On September 16, 2014, we reached an out of court resolution of this matter.

William J. Shoen vs. Health Management Associates, Inc. Schoen, former Chairman of the Board of HMA, filed suit against HMA on June 27, 2014 alleging breach of contract for a lump sum termination payment, certain airplane usage rights and underpayment of his SERP. He also seeks declaratory judgment that he and his spouse are entitled to lifetime health insurance benefits. On July 25, 2014, the matter was removed to the United States District Court for the Middle District of Florida. On September 22, 2014, we filed a motion to dismiss this matter, which has not yet been set for argument. We will vigorously defend this matter.

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

For the past several years, our Board of Directors has met monthly to review the status of the lawsuits and investigations relating to allegations of improper billing for inpatient care at our hospitals and to oversee management in connection with our investigation and defense of these matters. Following the consummation of the HMA merger, these meetings have been expanded to include the review and oversight of the legal proceedings related to HMA that are covered by the CVR. The independent members of our Board of Directors remain fully engaged in the oversight of these matters.

Item 1A.   Risk Factors

In addition to the risk factors disclosed under Item 1A to Part 1 of our Annual Report for the fiscal year ended December 31, 2013, the following risk factors should be read carefully in connection with evaluating our business and the forward-looking information contained within our Annual Report on Form 10-K and our Quarterly Reports on Form 10-Q. Other than the updates to our risk factors presented below, there have been no material changes in the risk factors previously disclosed in our Annual Report on Form 10-K.

A cyber security attack or security breach could cause a loss of confidential data, give rise to remediation and other expenses, expose us to liability under HIPAA, consumer protection laws, or other common law theories, subject us to litigation and federal and state governmental inquiries, damage our reputation, and otherwise be disruptive to our business.

We rely extensively on our computer systems to manage clinical and financial data, communicate with our patients, payors, vendors and other third parties and summarize and analyze operating results. In addition, we have made significant investments in technology to adopt and utilize electronic health records and to become meaningful users of health information technology pursuant to the American Recovery and Reinvestment Act of 2009. During the second quarter of 2014, our computer network was the target of an external, criminal cyber attack resulting in the attacker successfully copying and transferring certain data outside the Company. This data included certain non-medical patient identification data (such as patient names, addresses, birthdates, telephone numbers and social security numbers) considered protected under the Health Insurance Portability and Accountability Act (HIPAA) but did not include patient credit card, medical or clinical information. We have incurred certain expenses to remediate and investigate this matter and expect to continue to incur expenses of this nature in the foreseeable future. We also have been subject to multiple purported class action lawsuits in connection with this matter. This cyber attack may subject the Company to additional litigation, potential governmental inquiries and potential reputation damages.

In addition, there can be no assurance that we will not be subject to additional cybersecurity attacks in the future that bypass our security measures, result in loss of protected health information or other data subject to privacy laws or disrupt our IT systems or business. As a result, cybersecurity and the continued development and enhancement of our controls, processes and practices designed to protect our systems, computers, software, data and networks from attack, damage or unauthorized access remain a priority for us. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities. If we are subject to additional cyber attacks or security breaches in the future, this could have an adverse impact on our business, financial condition or results of operations.

A pandemic, epidemic or outbreak of a contagious disease, such as the Ebola virus, in the markets that we operate or impacting our facilities could adversely impact our business.

An epidemic of the Ebola virus is ongoing in parts of West Africa, and the World Health Organization has declared it a global health emergency. If a pandemic or other public health crisis were to affect our markets, our business could be adversely affected. Such a crisis could diminish the public trust in healthcare facilities, especially hospitals that fail to accurately or timely diagnose, or are treating (or have treated) patients affected by contagious diseases. If any of our facilities were involved in treating patients from such a contagious disease, other patients might cancel elective procedures or fail to seek needed care at our facilities. Further, a pandemic might adversely impact our business by disrupting or delaying production and delivery of materials and products in the supply chain or by causing staffing shortages in our facilities. Although we have disaster plans in place and operate pursuant to infectious disease protocols, the potential impact of a pandemic, epidemic or outbreak of a contagious disease, such as the Ebola virus, with respect to our markets or our facilities is difficult to predict and could adversely impact our business.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

Historically, we have not paid any cash dividends. In December 2012, we declared and paid a special dividend of $0.25 per share to holders of our common stock at the close of business as of December 17, 2012, which totaled approximately $23 million. We have not paid any dividends since this time, and we do not anticipate paying any other cash dividends in the foreseeable future. Our Credit Facility limits our ability to pay dividends and/or repurchase stock to an amount not to exceed $200 million in the aggregate plus an additional $25 million in any particular year plus the aggregate amount of proceeds from the exercise of stock options. The indentures governing our senior and senior secured notes also limit our ability to pay dividends and/or repurchase stock. As of September 30, 2014, under the most restrictive test under these agreements, we have approximately $429 million available with which to pay permitted dividends and/or repurchase shares of our stock or our Notes.

Item 3.   Defaults Upon Senior Securities

None.

Item 4.   Mine Safety Disclosures

Not applicable.

Item 5.   Other Information

None.

Item 6. Exhibits

No.	Description

10.1

Fourth Amendment, dated August 29, 2014, to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and Community Health Systems Professional Services Corporation, as Collection Agent, all dated as of March 21, 2012

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Corporate Integrity Agreement, dated July 28, 2014, between Community Health Systems, Inc. and the Office of Inspector General of the United States Department of Health and Human Services

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

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
Kevin J. Hammons
Senior Vice President and Chief
Accounting Officer
(principal accounting officer)

Date: November 4, 2014

Index to Exhibits

No.	Description

10.1

Fourth Amendment, dated August 29, 2014, to the Receivables Loan Agreement among CHS Receivables Funding, LLC, the lenders party thereto, the managing agents party thereto, Crédit Agricole Corporate and Investment Bank, as Administrative Agent, and Community Health Systems Professional Services Corporation, as Collection Agent, all dated as of March 21, 2012

12.1	Computation of Ratio of Earnings to Fixed Charges

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1	Corporate Integrity Agreement, dated July 28, 2014, between Community Health Systems, Inc. and the Office of Inspector General of the United States Department of Health and Human Services

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase